Form 10-Q
period 1993-11-30
3COM CORP
filed 1994-01-14
CIK 738076

UNITED STATES
	      SECURITIES AND EXCHANGE COMMISSION
		  Washington,  D. C.  20549


			FORM 10-Q

  /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
	      SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 1993

Commission File No. 0-12867

			     OR

  / /  TRANSITION REPORT PUSUANT TO SECTION 13 OR 15(D) OF THE
	     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to


		       3Com Corporation
      (Exact name of registrant as specified in its charter)

	  California                       94-2605794
(State or other jurisdiction of          (I.R.S. Employer
  incorporation or organization)        Identification No.)

	5400 Bayfront Plaza                    95052
      Santa Clara, California               (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code (408) 764-5000

Former name, former address and former fiscal year, if changed
since last report:   N/A


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

		      Yes    X     No
			  -------      -------

Indicate the number of shares outstanding of each of the issuee's classes of common stock, as of the latest practicable date.

As of November 30, 1993, 30,968,523 shares of the Registrant's
Common Stock were outstanding.


Part I.      Financial Information

Incorporated herein is the following unaudited financial information:

Item 1. Financial Statements:

Consolidated Balance Sheets as of November 30, 1993 and May 31,
1993

Consolidated Statements of Income for the quarter and six months ended November 30, 1993 and 1992

Consolidated Statements of Cash Flows for the Six months ended
November 30, 1993 and 1992

Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations


Part II.      Other Information


Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


Signatures



Part I.   Financial Information


Item 1. Financial Statements

			 3Com Corporation
		    Consolidated Balance Sheets
		      (dollars in thousands)


					  November 30,     May 31,
					     1993           1993
					 (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents               $ 62,862     $ 40,046
   Temporary cash investments                97,897       77,184
   Trade receivables                        100,113       83,481
   Inventories                               57,761       68,061
   Deferred income taxes                     21,487       19,805
   Other                                     19,561       15,835
Total current assets                        359,681      304,412

Property and equipment - net                 54,604       55,248

Other assets                                  8,577        7,918

Total                                      $422,862     $367,578

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                       $  45,806   $   40,212
   Accrued payroll and related expenses      14,271       16,671
   Accrued restructuring costs                3,059        3,682
   Other accrued liabilities                 41,656       37,958
   Income taxes payable                      17,455        8,637
   Current portion of long-term obligations     194        1,021
Total current liabilities                   122,441      108,181

Long-term obligations                           597          610
Accrued restructuring costs - non-current       289          524

Shareholders' Equity:
Preferred stock, no par value, 3,000,000
  shares authorized; none outstanding
Common stock, no par value, 100,000,000
  shares authorized; shares outstanding:
  November 30, 1993:  30,968,523; May 31,
  1993:  30,850,377                         162,365      154,958
Retained earnings                           137,596      103,163
Accumulated translation adjustments            (426)         142

Total shareholders' equity                  299,535      258,263

Total                                      $422,862     $367,578


See notes to consolidated financial statements.


		       3Com Corporation
	       Consolidated Statements of Income
	      (in thousands except per share data)
			 (unaudited)


				   Quarter Ended      Six Months Ended
				    November 30,          November 30,
				 1993       1992       1993       1992

Sales                        $205,275   $152,697   $367,366   $288,314

Costs and expenses:
   Cost of sales              102,410     78,888    184,086    153,021
   Sales and marketing         42,501     34,430     77,956     63,588
   Research and development    18,163     16,271     34,041     31,974
   General and administrative   8,689      8,484     16,893     16,817

Total                         171,763    138,073    312,976    265,400

Operating income               33,512     14,624     54,390     22,914
Gain on sale of investment          -          -     17,746          -
Other expense-net               (492)      (769)      (812)      (309)

Income before income taxes     33,020     13,855     71,324     22,605
Provision for income taxes     11,557      4,575     23,747      7,475

Net income                   $ 21,463    $ 9,280   $ 47,577  $  15,130


Earnings per share:

   Primary                       $.65       $.30      $1.46       $.50

   Fully diluted                 $.65       $.29      $1.44       $.48


Shares used in computing per share amounts:

   Primary                     32,869     31,155     32,692     30,554

   Fully diluted               33,159     31,493     33,124     31,381


See notes to consolidated financial statements.




			 3Com Corporation
		Consolidated Statements of Cash Flows
		      (dollars in thousands)
			   (unaudited)

						  Six Months Ended
						     November 30,
						   1993       1992
Cash flows from operating activities:
  Net income                                   $ 47,577  $  15,131
  Adjustments to reconcile net income to cash
  provided by operating activities:
  Depreciation and amortization                  13,604     12,291
  Gain on sale of investment                    (17,746)         -
  Deferred income taxes                          (1,707)      (934)
  Adjustment to conform fiscal year of
  pooled entity                                       -      2,163
  Pro forma provision for income taxes                -      1,318
  Changes in assets and liabilities:
    Trade receivables                           (16,632)   (12,227)
    Inventories                                  10,205     (6,085)
    Other current assets                         (3,726)     4,876
    Accounts payable                              5,594      9,291
    Accrued liabilities                           1,299      1,676
    Accrued restructuring costs                  (1,214)    (4,207)
    Income taxes payable                         12,392      2,522

Net cash provided by operating activities        49,646     25,815

Cash flows from investing activities:
  Proceeds from sale of investment               18,066          -
  Investment in property and equipment          (11,903)   (12,862)
  Purchase of temporary cash investments        (35,327)   (29,944)
  Proceeds from temporary cash investments       14,614     17,600
  Other - net                                   (1,567)      (151)

Net cash used for investing activities          (16,117)   (25,357)

Cash flows from financing activities:
  Sale of common stock                            7,334      8,117
  Repurchases of common stock                   (16,645)    (9,233)
  Notes payable                                       -      3,329
  Repayments of long-term obligations              (830)      (919)
  Equity distributions of pooled entity               -     (3,191)
  Repurchase of stock warrants                        -     (1,300)
  Other - net                                     (572)    (1,601)

Net cash used for financing activities          (10,713)    (4,798)

Increase (decrease) in cash and cash equivalents 22,816     (4,340)

Cash and cash equivalents at beginning of period 40,046     34,694

Cash and cash equivalents at end of period      $62,862    $30,354


See notes to consolidated financial statements.



			   3Com Corporation
	       Notes to Consolidated Financial Statements


1. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the Company's financial position as of November 30, 1993, and the results of operations and cash flows for the quarters and six months ended November 30, 1993 and 1992.

    The results of operations for the quarter and six months ended November 30, 1993 may not necessarily be indicative of the results for the fiscal year ending May 31, 1994.

    These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report to Shareholders for the year ended May 31, 1993.


2.      Inventories consisted of (in thousands):

				   November 30,          May 31,
				       1993               1993

       Finished goods                $33,842            $41,331
       Work-in-process                 7,737              4,912
       Raw materials                  16,182             21,818

       Total                         $57,761            $68,061






3Com Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Quarter ended November 30, 1993

Orders for the Company's products in the second quarter of fiscal 1994 totaled $202.1 million, an increase of 27 percent from the corresponding quarter a year ago, while sales were $205.3 million, an increase of 34 percent. Both orders and sales were at record levels for the Company. Compared with the first quarter of fiscal 1994, orders and sales for the second quarter of fiscal 1994 increased 29 percent and 27 percent, respectively.

The Company believes that the year-over-year increase in second quarter orders and sales is due to several factors, including the success of the Company's key data networking platforms, revenues from sales of products introduced during last fiscal year, general market strength in the data networking industry, and the Company's ability to deliver complete data networking solutions for different connectivity environments. These growth factors were partially offset by the unfavorable impact of the strengthening U.S. dollar as compared to European currencies. During the first half of fiscal 1993, the Company entered into a strong new product cycle by introducing several key data networking platforms, including the industry-leading EtherLink(R) III Parallel Tasking-TM family of network adapters, the high-performance NETBuilder II(R) internetworking platform, and the LinkBuilder(R) family of stackable hubs. The growth in sales reflects customer acceptance of these platforms. Sales from products introduced in the last 12 months declined from 52 percent of sales in the first quarter of fiscal 1994 to 35 percent of sales in the second quarter of fiscal 1994, as certain key products met their one-year anniversary in the first half of fiscal 1994.

Sales of the Company's network adapter products in the second quarter of fiscal 1994 increased 45 percent from the corresponding period in fiscal 1993. The increase in adapter sales represented an increase in unit volume partially offset by continuation of the industry-wide trend toward decreasing average selling prices. The increase in unit volume was seen in the sales of the EtherLink III Parallel Tasking network adapter and the TokenLink(R) III network adapter. Lower average selling prices were primarily attributable to a shift in demand to the lower-priced EtherLink III network adapter.

Fiscal 1994 second quarter sales of the Company's systems products (internetworking and hub products) increased 30 percent from the year-ago quarter, led primarily by LinkBuilder stackable hubs, the LinkBuilder 3GH internetworking hub, the high-performance NETBuilder II bridge/router, and Boundary Routing-TM system architecture internetworking platforms.

Sales of the Company's other products (terminal servers, customer service, protocols and other products) represented six percent of second quarter sales and decreased 11 percent from the second quarter of fiscal 1993, primarily reflecting a continuing decline in the sales of terminal server products.

Sales outside of the United States provided 51 percent of second quarter sales, compared to 49 percent for the same period last year. During the quarter, the Company opened sales offices in Mexico City, Mexico and Tokyo, Japan.

Cost of sales as a percentage of sales was 49.9 percent for the quarter compared to 51.7 percent for the second quarter of fiscal 1993. The improvement resulted primarily from increased utilization of production capacity as well as lower costs for product distribution, freight and duty. Such savings are due in part to the Company's increasing utilization of the Ireland manufacturing facility to serve European markets.

Total operating expenses in the second quarter of fiscal 1994 were $69.4 million, or 34 percent of sales compared to $59.2 million, or 39 percent of sales for the second quarter of fiscal 1993. The $10.2 million, or 17 percent, increase in operating expenses reflected increased sales and marketing expenses as well as increased research and development costs.

Sales and marketing expenses during the second quarter of fiscal 1994 increased 23 percent from $34.4 million in the second quarter of fiscal 1993 to $42.5 million, but declined as a percentage of sales from 23 percent in the prior-year quarter to 21 percent in the second quarter of fiscal 1994. The $8.1 million increase reflected increased selling costs related to higher sales volume, the cost of promoting the Company's systems products, and increased European cooperative advertising, partially offset by the favorable impact of the strengthening U.S. dollar as compared to European currencies. In the second quarter of fiscal 1994, research and development expenses were $18.2 million, or 9 percent of sales, compared to $16.3 million, or 11 percent of sales, in the comparable prior-year period. General and administrative expenses in the second quarter were $8.7 million, or 4 percent of sales, as compared to $8.5 million, or 6 percent of sales, for the same quarter in fiscal 1993.

Other expense (net) was $492,000 for the quarter, compared with expense of $769,000 for the same quarter last fiscal year. The improvement from the prior year quarter represents more favorable foreign exchange results and higher interest income, partially offset by a higher provision for doubtful accounts.

The Company's effective income tax rate in the second quarter of fiscal 1994 was 35 percent.

Net income for the second quarter of fiscal 1994 was a record $21.5 million, or $0.65 per share, compared to $9.3 million, or $0.29 per share, reported a year ago.

Six months ended November 30, 1993

Orders for the first half of fiscal 1994 were $359.1 million, a 24 percent increase from the $289.9 million in orders during the corresponding period in fiscal 1993. Sales totaled $367.4 million, a 27 percent increase from sales of $288.3 million in the first half of fiscal 1993.

Cost of sales for the first half of fiscal 1994 was 50.1 percent of sales, a decrease from 53.1 percent of sales in the corresponding period during fiscal 1993. The improvement in cost of sales was primarily related to improved efficiency of the manufacturing operations and a favorable shipment mix with higher shipments of the lower-cost EtherLink III Parallel Tasking network adapter.

Operating expenses in the first half of fiscal 1994 were $128.9 million, or 35 percent of sales, compared to $112.4 million, or 39 percent of sales, in the comparable prior-year period. The $16.5 million increase was primarily due to increased selling costs related to higher sales volume, the cost of promoting the Company's systems products, and increased European cooperative advertising partially offset by the favorable impact of the strengthening U.S. dollar as compared to European currencies.

Other expense-net was $812,000 in the first half of fiscal 1994 compared with expense of $309,000 for the same period a year ago. The expense increase from fiscal 1993 resulted primarily from a higher provision for doubtful accounts partially offset by more favorable foreign exchange results and higher interest income.

Net income was $47.6 million, or $1.44 per share, for the first half of fiscal 1994, compared to $15.1 million or $.48 per share, for the first half of fiscal 1993. Net income for the first half of fiscal 1994 included a $11.5 million ($0.35 per share) after-tax gain from the sale of the Company's investment in Madge, N.V. and a $1.2 million ($0.04 per share) tax benefit due to retroactive components of the recently enacted federal tax bill as well as the effect of changes in federal statutory rates. Excluding these gains, net income would have been $34.9 million or $1.05 per share, both record levels for the Company.


		   Business Environment and Risk Factors

The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include adverse changes in general economic conditions, governmental regulation or intervention affecting communications or data networking, and fluctuations in foreign exchange rates, and also include factors listed below. Accordingly, past trends should not be used by investors to anticipate future results or trends. Further, the Company's prior performance should not be presumed to be an accurate indicator of future performance. The data networking industry has become increasingly competitive, and the Company's results may be adversely affected by the actions of existing or future competitors, including the development of new technologies, the introduction of new products, the assertion by third parties of patent or similar intellectual property rights, and the reduction of prices by competitors to gain or retain market share.

The Company's manufacturing process requires components supplied by outside suppliers. There can be no assurance that in the future the Company's suppliers will be able to meet the Company's demand for such components in a timely and cost effective manner. The Company's operating results and customer relationships could be adversely affected by either an increase in prices for or an interruption or reduction in the supply of any key components. The market for the Company's products is characterized by rapidly changing technology.
An unexpected change in the technologies affecting data networking could have a material adverse effect on the Company's operating results.

The market price of the Company's common stock has been, and may continue to be, extremely volatile. Factors such as new product announcements by the Company or its competitors, quarterly fluctuations in the Company's operating results and general conditions in the data networking market may have a significant impact on the market price of the Company's common stock. These conditions, as well as factors which generally affect the market for stocks of high technology companies, could cause the price of the Company's stock to fluctuate substantially over short periods.


		   Liquidity and Capital Resources

The Company's financial position and its generation of cash from operations remains strong. Cash, cash equivalents and temporary cash investments at November 31, 1993 were a record $160.8 million, up $43.5 million from May 31, 1993. The announced acquisition of Synernetics, Inc. (described below) is expected to use a significant portion of the Company's cash, cash equivalents and temporary cash investments in the third quarter of fiscal 1994

For the six months ended November 30, 1993, net cash generated from operating activities was $49.6 million. Accounts receivable increased $16.6 million or 20 percent from May 31, 1993 to November 30, 1993 due primarily to a significant increase in sales over the same time period. Days sales outstanding in receivables decreased from 45 days at fiscal year end to 44 days at the end of the second quarter. Inventory levels declined $10.3 million from fiscal year end, with inventory turnover improved from 5.3 turns at May 31, 1993 to 6.7 turns at November 30, 1993.

Investing activities for the first half of fiscal 1993 included $18.1 million of proceeds from the sale of the Company's investment in Madge N.V., offset by $11.9 million used for capital expenditures.

During the first half of fiscal 1994, the Company repurchased 700,000 shares of its common stock at an average price of $23.78 per share, for a total cash outlay of $16.6 million. As of November 30, 1993, the Company was authorized to repurchase up to an additional 1.8 million shares of its common stock in the open market.

In January 1994, the Company increased its revolving credit agreement with a bank from $20 million to $40 million and extended the expiration date to December 31, 1996.


			   Subsequent Events

On December 14, 1993, the Company announced a technology licensing agreement with Pacific Monolithics, Inc., a pioneer in wireless communications. The agreement gives the Company exclusive rights to develop, manufacture and sell wireless LAN products based on wireless radio communications technology developed by Pacific Monolithics, Inc. The licensing agreement was for $2.5 million, most of which will be charged to operating expenses as purchased technology in the third quarter of fiscal 1994.

On December 16, 1993, the Company announced a definitive agreement to acquire Synernetics, Inc., located in North Billerica, Massachusetts. Synernetics, Inc., develops and markets intelligent switching systems for large-scale client/server production networks employing a combination of Ethernet switching, Ethernet-to-FDDI bridging, and FDDI concentration. The acquisition, for $104 million in cash plus assumption by the Company of certain stock options and additional transaction costs of approximately $15 million, will be accounted for as a purchase and is expected to be completed in January 1994. It is anticipated that in the third quarter of fiscal 1994 the Company will charge to expense approximately $103 million related to the acquisition.

The source of funds for the acquisition of Synernetics is expected to be the Company's existing balances of cash, cash equivalents and temporary cash investments and as a result the Company expects to use approximately two thirds of those balances in the third quarter of fiscal 1994. The Company anticipates that it may undertake other transactions during the current fiscal year and thereafter which may require the use of cash. Based on current plans and business conditions, the Company believes that its existing cash balances, together with cash generated from operations, the established revolving credit agreement and other reasonable sources of capital, are sufficient to satisfy anticipated outlays for such transactions and operating cash requirements through fiscal 1994.



3Com Corporation
Part II.      Other Information

Item 1.  Legal Proceedings

	 Not applicable.

Item 2.  Changes in Securities

	 Not applicable.

Item 3.  Defaults Upon Senior Securities

	 None.

Item 4.  Submission of Matters to a Vote of Security Holders

	   (a) The Company held its annual meeting of shareholders on September 28, 1993.

	   (b)  Not applicable.

	   (c) The following matter was voted upon at the meeting and the number of affirmative and negative votes cast with respect to such matter is as follows:

		1.  The following directors were elected:

				  Total Vote For   Total Vote Withheld

		Jean-Louis Gassee     26,570,595            149,906
		Jack L. Hancock       26,572,538            147,963
		Stephen C. Johnson    26,593,340            127,161
		William F. Zuendt     26,592,190            128,311

		2. The 3Com Corporation 1983 Stock Option Plan ("Plan") was amended by increasing the total number of shares of common stock reserved for issuance thereunder by 1,500,000 shares, to a total of 13,200,000 shares. The number of affirmative votes for this proposal was 20,153,881 and the number of negative votes was 5,841,321. The number of abstained votes was 330,199 and the number of no votes was 395,100.

		3. The ratification and appointment of Deloitte & Touche as public accountants was approved with 26,552,846 affirmative votes, 34,430 negative votes and 133,225 abstained votes.

	   (d)  Not applicable.

Item 5.  Other Information

	 None.

Item 6.  Exhibits and Reports on Form 8-K

	(a)  Exhibits

      10.1  1983 Stock Option Plan, as amended (Exhibit 10.1 to Form
	      10-K) (10)

      10.2  Amended and Restated Incentive Stock Option Plan (4)

      10.3  License Agreement dated March 19, 1981 (1)

      10.4 First Amended and Restated 1984 Employee Stock Purchase Plan, as amended (Exhibit 19.1 to Form 10-Q) (11)

      10.5 License Agreement dated as of June 1, 1986 (Exhibit 10.16 to Form 10-K) (3)

      10.6 3Com Corporation Director Stock Option Plan, as amended (Exhibit 19.3 to Form 10-Q) (11)

      10.7 Bridge Communications, Inc. 1983 Stock Option Plan, as amended (Exhibit 4.7 to Form S-8) (2)

      10.8 3Com Headquarters Lease dated December 1, 1988, as amended (Exhibit 10.14 to Form 10-K) (10)

      10.9  Ground Lease dated July 5, 1989 (Exhibit 10.19 to Form
	      10-K) (5)

      10.10 Sublease Agreement dated February 9, 1989 (Exhibit 10.20 to Form 10-K) (5)

      10.11 Credit Agreement dated April 21, 1993 (Exhibit 10.11 to
	      Form 10-K) (7)

      10.12 Asset Purchase Agreement dated as of January 24, 1992
	      (Exhibit 2.1 to Form 8-K)(12)

      10.13 3Com Corporation Restricted Stock Plan dated July 9, 1991 (Exhibit 19.2 to Form 10-Q) (11)

      10.14 Agreement and Plan of Merger dated December 16, 1992
	      (Exhibit 3 to Form 8-K)(13)

      10.15 Form of Indemnity Agreement for Directors and Officers

      19.1 The 3Com Corporation 1983 Stock Option Plan

      20.1 3Com Corporation First Quarter Report


	(1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's
	       Registration Statement on Form S-1 filed January 25, 1984 (File No. 2-89045).

	(2) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Registration Statement on Form S-8 filed October 13, 1987 (File No. 33-17848).

	(3) Incorporated by reference to the corresponding Exhibit or the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed August 29, 1987 (File No. 0-12867).

	(4) Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form S-4 filed on August 31, 1987 (File No. 33-16850).

	(5) Incorporated by reference to the corresponding Exhibit or the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 28, 1989 (File No. 0-12867).

	(6) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 27, 1991 (File No. 0-12867).

	(7) Incorporated by reference to the corresponding Exhibit or the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 27, 1993 (File No. 0-12867).

	(8) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed January 10, 1992 (File No. 0-12867).

	(9) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 8-K filed on February 18, 1992 (File No. 0-12867).

	(10) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 8-K filed on February 12, 1993 (File No. 0-12867).

    (b)  Reports on Form 8-K

	 None.




Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					     3Com Corporation
						(Registrant)


	January 14, 1994            /s/  Christopher B. Paisley
Dated:  ----------------        By  ---------------------------
				     Christopher B. Paisley
				    Vice President Finance and
				     Chief Financial Officer