Form 10-Q
period 1994-02-28
3COM CORP
filed 1994-04-14
CIK 738076

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D. C.  20549

                                FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 1994

Commission File No. 0-12867

                             3COM CORPORATION

          (Exact name of registrant as specified in its charter)


CALIFORNIA                                                    94-
2605794
(State or other jurisdiction of
(I.R.S. Employer
incorporation or organization)
Identification No.)

5400 BAYFRONT PLAZA
95052
SANTA CLARA, CALIFORNIA
(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code   (408) 764-
5000

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

            Yes XX               No

Indicate the number of shares outstanding of each of the issuee's classes of common stock, as of the latest practicable date.

As of February 28, 1994, 31,989,245 shares of the Registrant's
Common Stock were outstanding.


                                 3COM CORPORATION
                                Table of Contents

Part I.   Financial Information

Item 1.   Financial Statements:

          Consolidated Balance Sheets
          February 28, 1994 and May 31, 1993

          Consolidated Statements of Operations
          Quarter and nine months ended February 28, 1994 and
1993

          Consolidated Statements of Cash Flows
          Nine months ended February 28, 1994 and 1993

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

Signatures


                   Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                              3COM CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                        February
28,   May 31,
                                                           1994
1993

(unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                       $  57,413
$  40,046
   Temporary cash investments                         24,458
77,184
   Trade receivables                                 121,501
83,481
   Inventories                                        72,024
68,061
   Deferred income taxes                              21,992
19,805
   Other                                              11,281
15,835
Total current assets                                 308,669
304,412

Property and equipment-net                            58,823
55,248

Other assets                                          19,941
7,918

Total                                               $387,433
$367,578

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                $  42,164
$  40,212
   Accrued payroll and related expenses               17,146
16,671
   Accrued restructuring costs                         2,884
3,682
   Other accrued liabilities                          75,580
37,958
   Income taxes payable                                9,917
8,637
   Current portion of long-term obligations              378
1,021
Total current liabilities                            148,069
108,181

Long-term obligations                                  1,128
610
Accrued restructuring costs-non-current                  289
524

Shareholders' Equity:
Preferred stock, no par value, 3,000,000 shares
  authorized; none outstanding                            -
- -
Common stock, no par value, 100,000,000 shares
  authorized; shares outstanding:  February 28, 1994:
  31,989,245; May 31, 1993:  30,850,377              204,183
154,958
Retained earnings                                     34,136
103,163
Accumulated translation adjustments                     (372)
142

Total shareholders' equity                           237,947
258,263

TOTAL                                               $387,433
$367,578

See notes to consolidated financial statements.


                               CONSOLIDATED STATEMENTS OF
OPERATIONS
                                (in thousands except per share
data)
                                              (unaudited)

                           Quarter Ended            Nine Months
Ended
                    February 28,  February 28,  February 28,
February 28,
                        1994          1993          1994
1993

SALES                 $218,166      $161,396      $585,532
$449,710

Costs and expenses:
   Cost of sales       104,983        83,000      289,069
236,021
   Sales and marketing  44,002        35,497      121,958
99,085
   Research and
     development        19,369        16,077        53,410
48,051
   General and
     administrative      8,534         7,746        25,427
24,563
   Purchased in-process
     technology        134,481            -        134,481
- -
   Merger costs             -          1,601            -
1,601
          Total        311,369       143,921       624,345
409,321

Operating income
  (loss)               (93,203)       17,475       (38,813)
40,389
Other expense_net         (412)         (570)       (1,224)
(879)
Gain on sale
  of investment             -             -         17,746
- -

Income (loss) before
  income taxes         (93,615)       16,905       (22,291)
39,510
Income tax provision     9,845         6,745        33,592
14,220

NET INCOME (LOSS)    $(103,460)     $ 10,160      $(55,883)
$ 25,290

Net income (loss)
  per share:
   Primary             $(3.28)         $0.31       $(1.80)
$0.81

   Fully-diluted       $(3.28)         $0.31       $(1.80)
$0.79

Shares used in
  computing
   per share amounts:
   Primary              31,544        32,381        30,962
31,163

   Fully-diluted        31,544        32,387        30,962
32,010

See notes to consolidated _nancial statements.

                       CCONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (dollars in thousands)
                                       (unaudited)

                                                          Nine
Months Ended
                                                  February 28,
February 28,
                                                      1994
1993
Cash flows from operating activities:
   Net income (loss)                                $(  55,883)
$25,290
   Adjustments to reconcile net income
     (loss) to cash
     provided by operating activities:
     Depreciation and amortization                      21,654
18,292
     Gain on sale of investment                        (17,746)
- -
     Deferred income taxes                              (3,894)
(1,160)
     Purchased in-process technology                   134,481
- -
     Adjustment to conform fiscal year of
       pooled entity                                        -
1,398
     Pro forma provision for income taxes                   -
2,345
     Changes in assets and liabilities
       net of the effects of acquisitions:
        Trade receivables                              (32,893)
(27,936)
        Inventories                                        975
(7,446)
        Other current assets                             6,894
4,284
        Accounts payable                                  (777)
8,770
        Accrued liabilities                              3,908
8,308
        Accrued restructuring costs                     (1,621)
(7,151)
        Income taxes payable                            16,837
7,715

NET CASH PROVIDED BY OPERATING ACTIVITIES               71,935
32,709

Cash flows from investing activities:
   Proceeds from sale of investment                     18,066
- -
   Investment in property and equipment                (20,765)
(14,498)
   Purchase of temporary cash investments              (35,327)
(33,518)
   Proceeds from temporary cash investments             88,053
29,572
   Businesses acquired in purchase transactions-net    (98,128)
- -
   Proceeds from partial disposition of joint venture       -
498
   Effect on cash of partial disposition of
     joint venture                                          -
(299)
   Other-net                                            (4,213)
915

NET CASH USED FOR INVESTING ACTIVITIES                 (52,314)
(17,330)

Cash flows from financing activities:
   Sale of stock                                        16,080
12,561
   Repurchases of common stock                         (16,645)
(9,233)
   Repurchase of stock warrants                             -
(1,300)
   Notes payable                                            -
3,326
   Repayments of long-term obligations                    (858)
(113)
   Equity distributions of pooled entity                    -
(5,073)
   Other-net                                              (831)
(1,900)

NET CASH USED FOR FINANCING ACTIVITIES                  (2,254)
(1,732)

Increase in cash and cash equivalents                   17,367
13,647

Cash and cash equivalents at beginning of period        40,046
34,694

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  57,413
$48,341

See notes to consolidated financial statements.


Notes to Consolidated Financial Statements

1. The consolidated financial statements include the accounts of 3Com Corporation and its wholly- and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the Company's financial position as of February 28, 1994, and the results of operations and cash flows for the quarters and nine months ended February 28, 1994 and February 28, 1993.

      The results of operations for the quarter and nine months ended February 28, 1994 may not necessarily be indicative of the results for the fiscal year ending May 31, 1994.

      These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report to Shareholders for the year ended May 31, 1993.

2.    Inventories consisted of (in thousands):

                                         February 28,
May 31,
                                             1994
1993

         Finished goods                    $42,870
$41,331
         Work-in-process                    10,788
4,912
         Raw materials                      18,366
21,818

         Total                             $72,024
$68,061

3.    Business Combinations

      On January 14, 1994, the Company acquired all of the outstanding shares of Synernetics, Inc. ("Synernetics") and assumed all outstanding Synernetics stock options. The purchase price consisted of approximately $104.0 million plus $3.3 million of stock options. A substantial portion of the purchase price was paid using funds from the
     Company's working capital.   Synernetics is engaged in the
     development, manufacturing and marketing of local area network hardware and software.

      On February 2, 1994, the Company acquired all of the outstanding shares of Centrum Communications, Inc. ("Centrum") and assumed all outstanding Centrum stock options. The purchase price consisted of approximately $36.0 million of which $16.0 million was paid in cash and $14.3 million is payable in August 1994 and the remainder was associated with the value of the assumed stock options. Centrum is engaged in the development, manufacturing and marketing of remote access products and technology.

      The acquisitions were accounted for as purchases and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the dates of acquisitions. The aggregate purchase price of $143.3 million plus $13.1 million of costs directly attributable to the completion of the acquisitions has been allocated to the assets and liabilities acquired, including $12.2 million of purchased technology that will be amortized over two to four years. Approximately $132.1 million of the total purchase price represented in-process technology that had not yet reached technological feasibility and was charged to the Company's operations.

      The Company's consolidated results of operations include the operating results of the acquired companies from their acquisition dates.

      The following table summarizes the pro forma combined results of operations for the nine months ended February 28, 1994 and 1993 as if the acquisitions had occurred at the beginning of each of the periods presented (in thousands, except per share amounts):

                                                             Nine
Months Ended

February 28

1994       1993

(unaudited)

         Sales
$597,490  $457,236

         Net income
$68,316   $21,637

         Net income per share:
            Primary
$2.05  $0.69
            Fully-diluted
$2.00  $0.67

         Shares used in computing per share amounts:
            Primary
33,291  31,560
            Fully-diluted
34,201  32,175

      The above table includes, on a pro forma basis, the Company's consolidated financial information for the nine months ended February 28, 1994 combined with the financial information of Synernetics and Centrum for the same nine months and the Company's consolidated financial information for the nine months ended February 28, 1993 combined with the financial information of Synernetics and Centrum for the nine months ended March 31, 1993. The above table excludes the one-time $132.1 million write-off of purchased in-process technology arising from these acquisitions as it was a material nonrecurring charge. This charge is included in the actual consolidated statement of operations for the nine months ended February 28, 1994.

      The pro forma combined results of operations are presented for illustrative purposes only and are not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

4. During the third quarter of fiscal 1994, the Company licensed certain in-process wireless technology from Pacific Monolithics, Inc. This technology is still under development and, accordingly, $2.4 million of the $2.5 million cost of obtaining this license represented in-process technology and was charged to operations during the third quarter.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ACQUISITIONS

During the third fiscal quarter ended February 28, 1994, 3Com Corporation enhanced its High Performance Scaleable Networking architecture with several strategic acquisitions (see Note 3 of Notes to Consolidated Financial Statements). The Company completed the acquisitions of Synernetics, Inc. ("Synernetics"), a market leader in LAN switching on January 14, 1994, and Centrum Communications, Inc. ("Centrum"), an innovator of remote access products on February 2, 1994. The acquisitions were accounted for as purchases and accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the dates of acquisition. The aggregate purchase price consisted of approximately $140.0 million plus $3.3 million of costs attributed to the exchange of Synernetics options for 3Com options and $13.1 million of costs directly attributable to the completion of the acquisitions. Approximately $132.1 million of the total purchase price represented in-process technology and was charged to the Company's operations during the quarter. In December 1993, the Company also announced a technology licensing agreement with Pacific Monolithics, Inc., a pioneer in wireless communications (see Note 4 of Notes to Consolidated Financial Statements). The cost of the license agreement was $2.5 million, substantially all of which was charged to the Company's operations during the quarter as purchased in-process technology. Third quarter results included a $134.5 million pre-tax charge to operations for the combined effect of purchased in-process technology related to the acquisitions and the license agreement. The Company's consolidated results of operations for the third fiscal quarter ended February 28, 1994 included the operating results of Synernetics and Centrum from the dates of acquisition. References to the Company herein refer to 3Com and its subsidiaries.

QUARTER ENDED FEBRUARY 28, 1994

Orders for the Company's products in the third quarter of fiscal 1994 totaled $216.9 million, an increase of 27 percent from the corresponding quarter a year ago, while sales were $218.2 million, an increase of 35 percent. Both orders and sales were at record levels for the Company. Compared with the second quarter of fiscal 1994, orders and sales for the third quarter of fiscal 1994 increased 7 percent and 6 percent, respectively.

The Company believes that the year-over-year increase in third quarter orders and sales is due to several factors, including general market strength in the data networking market, rapid growth in sales outside the U.S., revenues from sales of key data networking products such as the EtherLink III Parallel Tasking network adapter, the NETBuilder II bridge/router and the LinkBuilder FMS stackable hub, and the Company's ability to deliver complete data networking solutions for different connectivity environments. These growth factors were partially offset by the unfavorable impact of the strengthening U.S. dollar as compared to European currencies. Revenue from the acquired businesses did not account for a significant portion of the year-over-year increase. Sales from products introduced in the last 12 months represented 26 percent of sales in the third quarter of fiscal 1994, a decline from 35 percent of sales represented by new products in the second quarter as several high volume selling products such as the EtherLink III network adapter and LinkBuilder FMS stackable hub met their one-year anniversary in the first half of fiscal 1994.

Sales of the Company's network adapter products in the third quarter of fiscal 1994 represented 55 percent of total sales and increased 21 percent from the corresponding period in fiscal 1993. The increase in adapter sales represented an increase in unit volume partially offset by continuation of the industry-wide trend toward decreasing average selling prices. The increase in unit volume was seen in the sales of the EtherLink III network adapter and the TokenLink III network adapter. Lower average selling prices were primarily attributable to a shift in demand to the lower-priced EtherLink III network adapter.

Sales of the Company's systems products (internetworking, hub and switching products) in the third quarter of fiscal 1994 represented 39 percent of total sales and increased 73 percent from the year-ago quarter. The increase was led primarily by the high-performance NETBuilder II bridge/router, Boundary Routing systems architecture internetworking products, and the LinkBuilder FMS and TRi stackable hub.

Sales of the Company's other products (terminal servers, customer service, protocols and other products) represented six percent of third quarter sales and continued to decrease from the third quarter of fiscal 1993, primarily reflecting a continuing decline in the sales of terminal server products.

Sales outside the United States provided 56 percent of third quarter sales, compared to 50 percent for the same period last year. Growth in international sales was particularly strong in Europe and the Latin America region. The Company believes that the increase in international sales from a year ago reflected customer acceptance of the Company's products and the results of the Company's continued expansion globally and the opening of new sales offices.

Cost of sales as a percentage of sales was 48.1 percent for the quarter, compared to 51.4 percent for the third quarter of fiscal 1993. The 3.3 percentage points improvement in gross margin from the year-ago period resulted primarily from increased utilization of production capacity and increased manufacturing efficiencies, a favorable shipment mix of higher-margin Etherlink III adapters, and an improvement in intelligent hub margins.

Total operating expenses in the third quarter of fiscal 1994 were $206.4 million, compared to $60.9 million in the third quarter of fiscal 1993. Excluding the one-time write-off of $134.5 million of purchased in-process technology in the third quarter of fiscal 1994 and $1.6 million of costs associated with the Company's acquisition of Star-Tek a year ago, total operating expenses in the third quarter of fiscal 1994 would have been $71.9 million, or 33.0 percent of sales, compared to $59.3 million, or 36.8 percent of sales, a year ago. The $12.6 million, or 21 percent increase in operating expenses reflected increased selling costs related to higher sales volume and increased cooperative advertising expenses, as well as continued investment in research and development activities.

The Company provided $9.8 million for income taxes in the third quarter of fiscal 1994 because a significant portion of the purchased in-process technology costs was not tax deductible. The tax rate associated with continuing operations was 35 percent.

Net loss for the third quarter of fiscal 1994 was $103.5 million, or $3.28 per share, compared to net income of $10.2 million, or $0.31 per share, reported a year ago. Excluding the effects of the one-time write-offs in the third quarters of fiscal 1994 and fiscal 1993, the Company would have realized net income of $0.72 per share in the third quarter of fiscal 1994, compared to $0.37 per share a year ago.

NINE MONTHS ENDED FEBRUARY 28, 1994

Orders for the first nine months of fiscal 1994 were $576.0 million, a 25 percent increase from the $460.2 million in orders during the corresponding period in fiscal 1993. Sales totaled $585.5 million, a 30 percent increase from sales of $449.7 million in the first nine months of fiscal 1993.

Cost of sales for the first nine months of fiscal 1994 was 49.4 percent of sales, which decreased from 52.5 percent of sales in the corresponding period during fiscal 1993. The 3.1 percentage points improvement in gross margin was primarily related to improved efficiency of the manufacturing operations, a favorable shipment mix with higher shipments of the lower-cost EtherLink III network adapter, and reduction in product material costs.

Operating expenses in the first nine months of fiscal 1994 were $335.3 million compared to $173.3 million in the comparable prior-
year period.   Excluding the one-time write-off of purchased in-
process technology in fiscal 1994 and merger costs in fiscal
1993, operating expenses in the first nine months of fiscal 1994 would have been $200.8 million, or 34.3 percent of sales, compared to $171.7 million, or 38.2 percent of sales a year ago. The $29.1 million, or 17 percent increase, was primarily due to increased selling costs related to higher sales volume, the cost of promoting the Company's systems products, and increased cooperative advertising expenses partially offset by the favorable impact of the strengthening U.S. dollar as compared to European currencies.

Other expense-net was $1.2 million in the first nine months of fiscal 1994 compared with expense of $879,000 for the same period a year ago. The increase from fiscal 1993 resulted primarily from a higher provision for doubtful accounts partially offset by more favorable foreign exchange results and higher interest income.

Net loss was $55.9 million, or $1.80 per share, for the first nine months of fiscal 1994, compared to net income of $25.3 million, or $.79 per share, for the first nine months of fiscal 1993. Net loss for the first nine months of fiscal 1994 reflected the aforementioned $134.5 million pre-tax write-off associated with purchased in-process technology, an $11.5 million after-tax gain from the sale of the Company's investment in Madge, N.V. and a $1.2 million tax benefit due to retroactive components and the effect of changes in federal statutory rates of the Revenue Reconciliation Act of 1993. Excluding these one-time write-offs and gains, the Company would have realized net income of $1.75 per share for the first nine months of fiscal 1994.

BUSINESS ENVIRONMENT AND RISK FACTORS

The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include adverse changes in general economic conditions, governmental regulation or intervention affecting communications or data networking, and fluctuations in foreign exchange rates, and other factors listed below. Accordingly, past trends should not be used by investors to anticipate future results or trends. Further, the Company's prior performance should not be presumed to be an accurate indicator of future performance. The data networking industry has become increasingly competitive, and the Company's results may be adversely affected by the actions of existing or future competitors. Such actions may include the development or acquisition of new technologies, the introduction of new products, the assertion by third parties of patent or similar intellectual property rights, and the reduction of prices by competitors to gain or retain market share. Industry consolidation or alliances may also affect the competitive environment.

Some key components of the Company's products are sole-sourced from outside suppliers. There can be no assurance that in the future the Company's suppliers will be able to meet the Company's demand for such components in a timely and cost effective manner. The Company's operating results and customer relationships could be adversely affected by either an increase in prices for or an interruption or reduction in supply of any key components. The market for the Company's products is characterized by rapidly changing technology. An unexpected change in the technologies affecting data networking could have a material adverse effect on the Company's operating results.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and temporary cash investments at February
28, 1994 were $81.9 million, down $35.4 million from May 31,
1993. During the quarter ended February 28, 1994, the Company spent approximately $98.1 million in net cash for the acquisitions of Synernetics and Centrum.

For the nine months ended February 28, 1994, net cash generated from operating activities was $71.9 million. Trade receivables at February 28, 1994 increased $38.0 million from May 31, 1993 due primarily to a significant increase in sales over the same time period and, to a lesser extent, trade receivables from acquired businesses. Days sales outstanding in receivables ended at 50 days at the end of the third quarter, compared to 45 days at May 31, 1993. Inventory levels increased $4.0 million from the prior fiscal year end, with inventory turnover improved from
5.3 turns at May 31, 1993 to 6.5 turns at February 28, 1994. Other assets increased $12.0 million from May 31, 1993, which primarily resulted from acquired technology related to the Synernetics and Centrum businesses.

Investing activities for the first nine months of fiscal 1994 included $18.1 million of proceeds from the sale of the Company's investment in Madge N.V., offset by $20.8 million used for capital expenditures. In addition, the Company liquidated temporary cash investments to fund its third quarter acquisitions. As of February 28, 1994, the Company has an outstanding payment obligation of $14.3 million related to the Centrum acquisition which is payable in August 1994.

During the first nine months of fiscal 1994, the Company repurchased 700,000 shares of its common stock at an average price of $23.78 per share, for a total cash outlay of $16.6 million. In the same period, the Company received cash of $16.1 million from sale of its common stock to employees through its employee stock purchase and option plans. As of February 28, 1994, the Company was authorized to repurchase up to an additional 1.8 million shares of its common stock in the open market.

In January 1994, the Company increased its revolving credit agreement with a bank from $20 million to $40 million and extended the expiration date to December 31, 1996.

Based on current plans and business conditions, the Company believes that its existing cash balances, together with cash generated from operations, the established revolving credit agreement and other reasonable sources of capital, are sufficient to satisfy anticipated operating cash requirements through calendar year 1994.


                    PART II.      OTHER INFORMATION

Item 1.   Legal Proceedings

          Not applicable.

Item 2.   Changes in Securities

          Not applicable.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits
                10.1  1983 Stock Option Plan, as amended
                10.2  Amended and Restated Incentive Stock Option
                    Plan (4)
                10.3  License Agreement dated March 19, 1981 (1)
                10.4  First Amended and Restated 1984 Employee
                    Stock Purchase Plan, as amended (Exhibit 19.1 to Form 10-Q) (11)
                10.5  License Agreement dated as of June 1, 1986
                    (Exhibit 10.16 to Form 10-K) (3)
                10.6  3Com Corporation Director Stock Option
                    Plan, as amended (Exhibit 19.3 to Form 10-Q)
                    (11)
                10.7  Bridge Communications, Inc. 1983 Stock
                    Option Plan, as amended (Exhibit 4.7 to Form
                    S-8) (2)
                10.8  3Com Headquarters Lease dated December 1,
                    1988, as amended (Exhibit 10.14 to Form 10-K)
                    (10)
                10.9  Ground Lease dated July 5, 1989 (Exhibit
                    10.19 to Form 10-K) (5)
                10.10  Sublease Agreement dated February 9, 1989
                    (Exhibit 10.20 to Form 10-K) (5)
                10.11  Credit Agreement dated April 21, 1993 (7)
                10.12  Asset Purchase Agreement dated as of
                    January 24, 1992 (Exhibit 2.1 to Form 8-K)
                    (12)
                10.13  3Com Corporation Restricted Stock Plan
                    dated July 9, 1991 (Exhibit 19.2 to Form 10-
                    Q) (11)
                10.14  Agreement and Plan of Merger dated
                    December 16, 1992 (Exhibit 3 to Form 8-K)
                    (13)
                10.15  Form of Indemnity Agreement for Directors
                    and Officers (Exhibit 10.15 to Form 10-Q)
                    (13)
                10.16  Agreement and Plan of Reorganization dated
                    December 16, 1993 among 3Com Corporation,
                    3Sub Corporation and Synernetics, Inc.
                    (Exhibit 7.1 to Form 8-K) (11)
                10.17  Side Agreement Regarding Agreement and
                    Plan of Reorganization dated January 14, 1993 among 3Com Corporation, 3Sub Corporation and Synernetics, Inc. (Exhibit 7.2 to Form 8-K)
                    (11)
                10.18  Agreement and Plan of Reorganization dated
                    January 18, 1994.  (Exhibit 7.2 to Form 8-K)
                    (12)
                10.19  Indemnity and Escrow Agreement dated
                    February 2, 1994.  (Exhibit 7.3 to Form 8-K)
                    (12)
                10.20  Amendment to Credit Agreement
                10.21  Second Amendment to Credit Agreement
                20.1  3Com Corporation Second Quarter Report


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

                      (3)  Incorporated by reference to the
                         corresponding Exhibit or the Exhibit
                         identified in parentheses filed
                         previously filed as an Exhibit to
                         Registrant's Form 10-K filed August 29,
                         1987 (File No. 0-12867).

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

                      (11)  Incorporated by reference to the
                         Exhibit identified in parentheses
                         previously filed as an Exhibit to
                         Registrant's Form 8-K filed on January
                         31, 1994 (File No. 0-12867).

                      (12)  Incorporated by reference to the
                         Exhibit identified in parentheses
                         previously filed as an Exhibit to
                         Registrant's Form 8-K filed on February
                         11, 1994 (File No. 0-12867).

                      (13)  Incorporated by reference to the
                         Exhibit identified in parentheses
                         previously filed as an Exhibit to
                         Registrant's 10-Q filed on January 14,
                         1994 (File No. 0-12867).


          (b)   Reports on Form 8-K

                The Company filed two Reports on Form 8-K during the fiscal quarter covered by this report, as follows:

                (i)     Report on Form 8-K filed on January 31,
                    1994, reporting under Item 2 the completion of the acquisition of Synernetics, Inc.
                    effective January 14, 1994.

                (ii)    Report on Form 8-K filed on February 11,
                    1994, reporting under Item 2 the completion of the acquisition of Centrum Communications, Inc. effective February 2, 1994, and filing the following financial statements:

                              Audited financial statements of
Centrum
                              Communications, Inc. for the years
ended
                              September 30, 1993 and September
30, 1992.

                A Report on Form 8-K/A amending the two Reports on form 8-K referenced above was filed on March 30, 1994, and included the following financial statements:

                        Financial statements of Synernetics, Inc.
                    for the years ended January 2, 1994 and
                    January 3, 1993.

                        Unaudited Pro Forma Condensed Combining
                    Financial Statements of 3Com Corporation


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   3Com
Corporation
                                                   (Registrant)

Dated:                               By:

      April 13, 1994                       /s/  Christopher B.
Paisley
                                                Vice President
Finance and
                                                Chief Financial
Officer