Form 10-K
period 1994-05-31
3COM CORP
filed 1994-08-26
CIK 738076

SECURITIES AND
EXCHANGE COMMISSION

Washington, D. C. 20549


FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 1994        Commission File No. 0-12867

                               3Com Corporation
           (Exact name of registrant as specified in its charter)

               California                          94-2605794
    (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)             Identification No.)

          5400 Bayfront Plaza
        Santa Clara, California                       95052
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code  (408) 764-5000

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes XX

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates on July 31, 1994 (based upon the average of the high and low sale prices of such stock as of such date) was $1,668,633,772.

As of July 31, 1994, 32,289,110 shares of the Registrant's Common
Stock were outstanding.

The Registrant's definitive Proxy Statement for the Annual
Meeting of Shareholders to be held on September 29, 1994 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.


                                   3Com Corporation
                                      Form 10-K
                 For the Fiscal Year Ended May 31, 1994
                                   Table of Contents

PART I
  Item 1.    Business
  Item 2.    Properties
  Item 3.    Legal Proceedings
  Item 4.    Submission of Matters to a Vote of Security Holders
  Executive Officers of the Registrant

PART II
  Item 5.    Market for Registrant's Common Stock and Related Stockholder
             Matters
  Item 6.    Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 8.    Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III
  Item 10.   Directors and Executive Officers of 3Com
  Item 11.   Executive Compensation
  Item 12.   Security Ownership of Certain Beneficial Owners and Management
  Item 13.   Certain Relationships and Related Transactions

PART IV
  Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
  Exhibit Index
  Signatures
  Financial Statement Schedules


3Com, LANplex, TokenLink, EtherLink, LinkBuilder, NETBuilder, NETBuilder II and CardBoard are registered trademarks of 3Com Corporation. Transcend, AccessBuilder, FDDILink, SuperStack, Parallel Tasking, FMS, MSH, LinkSwitch, and 3ComFacts are trademarks of 3Com Corporation. MicroChannel is a registered trademark of International Business Machines Corporation. TROPIC is a trademark of National Semiconductor Corporation. All other trademarks belong to their respective organizations.

PART I

ITEM 1.  Business

     3Com Corporation (referred to herein as "3Com," "Registrant" or the "Company") was founded on June 4, 1979 and pioneered the networking industry. The Company evolved from a supplier of discrete networking products to a supplier of networking systems for five types of connectivity environments: building/campus backbone, wide-area backbone, workgroup, remote office and personal office. Today, 3Com is a Fortune 500 company offering customers a broad range of ISO 9000-compliant global data networking solutions that includes routers, hubs, remote access servers, switches and adapters for Ethernet, Token Ring, fiber distributed data interface (FDDI) and other high speed networks. The Company's products are distributed and serviced worldwide through 3Com and its partners: principally systems integrators, value-added resellers, national resellers and dealers, distributors and original equipment manufacturers.

     3Com's name is derived from its focus on computer communication compatibility. With its long-standing commitment to multi-vendor interoperability, the Company has been a leader in defining, shaping and promoting the growth of networking infrastructures that transmit data to all parts of the world quickly and efficiently. Underlying this commitment is a focus on simplicity in the way we design and manufacture products, as well as in the way we work with customers; scalability of products to allow customers to purchase networking components that meet their requirements today, with the assurance that 3Com has cost-effective migration and upgrade paths as customers' networking needs change; and value by providing high-performance products, managed through a single, powerful network management application, that lower the overall cost of the network ownership.

     During fiscal 1992 and 1993, 3Com focused on rebuilding its product portfolio with the introduction of new adapter, hub and internetworking platforms, retraining its sales force to sell connectivity systems and solutions, and expanding its global presence with new sales offices, service centers, and "parts banks" worldwide. The acquisition of the data networking products business of U.K.-based BICC Group, plc (BICC) in January 1992 strengthened the Company's position in the structured wiring hub market and expanded 3Com's position in the Europe. In January 1993, the Company enhanced its Token Ring technology base with the acquisition of Star-Tek, Inc., a Massachusetts-based Token Ring hub manufacturer. Further, in September 1993, the Company began full-scale operations at its 60,000 square foot manufacturing facility in Blanchardstown, Ireland.

     During fiscal 1994, 3Com introduced its High Performance Scalable Networking (HPSN) architecture with Transcend network management, demonstrating the Company's ability to deliver complete connectivity systems with a full breadth of products, and providing customers with a framework for building and managing scalable, high-performance networking infrastructures. During the year, the Company enhanced its product offerings under HPSN with two strategic acquisitions:

o In January 1994, 3Com acquired Synernetics, Inc. (Synernetics), the Company's long-term development partner and the revenue leader in the local area network (LAN) switching market. The switching products of Synernetics are marketed under the LANplex name and include the LANplex 5000/3GH and LANplex 6000 switches.

o In February 1994, 3Com completed the purchase of Centrum Communications, Inc. (Centrum), an innovator in remote access internetworking technology. The Centrum remote access servers for Ethernet and Token Ring networks are marketed under the 3Com trade name AccessBuilder.

     The aggregate purchase price of the two acquisitions consisted of $140.0 million plus $3.3 million of costs attributed to the exchange of Synernetics options for 3Com options and $13.1 million of costs directly attributable to the completion of the acquisitions. Approximately $132.1 million of the aggregate purchase price represented in-process technology and was charged to the Company's operations during the third fiscal quarter of 1994.

     Additionally, in December 1993, the Company entered into a technology licensing agreement with Pacific Monolithics, Inc., a wireless communications developer, that will allow the Company to offer 10 megabits-per second (Mbps) wireless products for local area networks. The cost of the license was $2.5 million, substantially all of which was charged to the Company's operations during the third fiscal quarter as purchased in-process technology. Fiscal 1994 results included a $134.5 million pre-tax charge to operations for the combined effect of purchased in-process technology related to the acquisitions and licensing agreement.

     Also during the year, 3Com expanded the breadth and depth of its product offerings with new and enhanced adapter, internetworking and stackable hub products, extended its worldwide presence with sales offices in five additional countries, expanded its major accounts sales force and added new production lines at its manufacturing facilities in both the U.S.
and Ireland.

     3Com believes that its principal competitive advantages lie primarily in the depth and breadth of technologically innovative, industry-leading product it offers and a strong yet flexible business infrastructure. The Company has strong brand recognition in Ethernet adapters, which we believe is transferable to other product and technology areas, as well as a leadership position in stackable networking systems, LAN switching, remote office and personal office internetworking platforms. Additionaloly, 3Com believes its low-cost manufacturing, worldwide presence, flexible distribution strategy, and comprehensive service and support capabilities are allowing the Company to take advantage of market trends that are extending the reach, scope and performance of today's data networks.


INDUSTRY SEGMENT INFORMATION

     3Com operates in one industry segment as described above.


PRODUCTS

     3Com's High Performance Scalable Networking architecture with Transcend network management provides customers with a blueprint for building and managing networking infrastructures using both current and emerging technologies, and for cost-effectively migrating to higher performance networks using existing platforms. HPSN defines five connectivity environments and delivers cost-effective, scalable systems solutions for each, using the full breadth of 3Com products. HPSN encourages customers to build networks to meet their current business objectives, while offering the assurance that their networks will scale as they add more users and new applications and migrate to emerging high performance technologies such as 100 (Mbps) Ethernet and Asynchronous Transfer Mode (ATM). The five types of connectivity environments defined by HPSN are:

o Workgroup. Early data networks were installed as a means of connecting individual members of a workgroup to share files and other computing resources, such as printers, using Ethernet or Token Ring technology. While this remains true today, the trend toward mission-critical applications and client/server topologies has created a need for more sophisticated workgroup connectivity with higher bandwidth capabilities, enhanced resilience, and a more powerful and flexible feature set. 3Com's industry-leading EtherLink, TokenLink and FDDILink adapters provide the desktop connection to the LAN, while 3Com LinkBuilder stackable and chassis-based hubs concentrate and redirect network traffic PCs, workstations and servers. The SuperStack network system, which includes hubs, bridge/routers, switches and an SDLC converter for IBM SNA connectivity, allows network administrators to add functionality as needed and build in fault tolerance with an optional redundany power system.

o Building/Campus backbone. As the number and complexity of workgroup networks has increased, the need for sophisticated inter- and intranetworking has led to the creation of building- and campus-wide "collapsed backbone" networks to transmit data quickly and efficiently within a single site. Collapsed backbone networks condense network traffic from workgroup and floor-based hubs along the backplane of a single powerful device. Working as collapsed backbone devices, 3Com's LANplex family of intelligent switches and NETBuilder II routers simplify wiring complexity, centralize management, boost performance and lower costs. Furthermore, the HPSN framework provides for an economical, step-by-step migration to even greater performance through 100 Mbps Ethernet and ATM using existing routing and switching platforms.

o WAN backbone. The WAN backbone is the nerve center for wide-area data communications. 3Com's high-performance NETBuilder II routers connect to wide-area resources ranging from leased lines and dial-up connections to packet-switched and digital telephone services. Transcend applications deliver self-managing intelligence, putting wide-area bridge/router administration within the power of a centrally located manager.

o Remote Office. The remote office is a specialized type of workgroup environment, one with all the connectivity needs of a workgroup located at the corporate headquarters, but because networking experts are scarce in the remote office, all products must have plug-and-play simplicity. 3Com's SuperStack system provides hubbing, switching, and routing in a single stackable system that meets the special needs of the remote office for simple, easy to maintain high-performance connectivity. 3Com's innovative Boundary Routing software, running on the NETBuilder Remote Office router "slice" of the SuperStack system, simplifies remote access to the corporate network and allows managers to maximize their resources and reduce expenses by consolidating complex operations at headquarters. Further, the Transcend network management software centralizes the network management function as well.

o Personal Office. The current trend toward "virtual" corporations has resulted in widely dispersed teleworkers at home and in small offices. There are also millions of business travelers and nomadic users with computers but no fixed network connections. 3Com's AccessBuilder remote access servers give these peripheral users simplified dial-up access to the network. Available for Ethernet and Token Ring networks, AccessBuilder offers higher performance and more flexibility than less sophisticated connection devices, and includes a superior suite of security measures to block unauthorized access.

     3Com offers a broad range of connectivity products for the five environments, which can be grouped into two major categories:

     Network Adapters: Network adapters, also known as network interface cards, are add-in printed circuit boards that allow personal computers, laptop computers, workstations and personal digital assistance (PDAs) to connect to the local area network. 3Com is the world's largest supplier of Ethernet adapters, with more than 11 million adapters installed worldwide. In fiscal 1994, adapters accounted for 57 percent of total sales and increased 31 percent from fiscal 1993 sales. The increase in network adapter sales represented an increase in unit volume, partially offset by continuation of the industry-wide trend toward decreasing average selling prices.

     In fiscal 1993, the Company began shipping its family of EtherLink III Parallel Tasking adapters, based on a 3Com-designed custom application-specific integrated circuit (ASIC). Parallel Tasking is an innovative architecture that speeds data transfers by allowing separate tasks to be performed in parallel, resulting in higher overall adapter efficiency and performance than would otherwise be possible. The Company has applied for patents on this technology. In fiscal 1994, the Company introduced Ethernet PCMCIA adapters for laptop and other portable computers, further extending the EtherLink III family. 3Com's EtherLink III adapters include 16-bit ISA, 32-bit EISA, MicroChannel and Combo adapters as well as the recently introduced PCMCIA adapter. All are designed around 3Com's custom ASIC, which results in products that are inherently more reliable, easier to install and configure, and less expensive to manufacture.

     In addition to Ethernet adapters, 3Com offers Token Ring and FDDI adapters. Based on the IBM-designed TROPIC chipset, 3Com's TokenLink III 16/4 family of ISA, EISA and MicroChannel adapters is designed to work seamlessly with IBM drivers and applications while offering enhanced installation and network management features. In calendar 1993, its first full year of shipments, the TokenLink III adapters garnered 4.5 market share points. 3Com's FDDILink family of adapters connects devices to the network via copper wiring and fiber at 100 Mbps. When combined with the Company's FDDI Concentrator (hub), FDDILink adapters offer workstation and high-end PC users a cost-effective solution for high-bandwidth applications. All 3Com adapters carry 3Com's standard adapter limited lifetime warranty.

     Network Systems Products: 3Com's network systems products include hubs, internetworking bridge/routers, LAN switches and remote access servers. When combined within the HPSN framework, they create a network infrastructure that delivers scalable, cost-effective solutions for each of the five connectivity environments. Network systems sales represented 37 percent of total sales and increased 49 percent from fiscal 1993. The increase was led primarily by LinkBuilder FMS stackable hubs, the high-performance NETBuilder II bridge/router and the LANplex family of switching products. Similar to network adapters, the increase in systems product sales represented an increase in unit volume which was partially offset by a decrease in average selling prices.

     Internetworking Products: 3Com's internetworking products include the high-performance NETBuilder II bridge/router for collapsed backbone and wide-area network environments and the NETBuilder Remote Office family of remote and access routers. Additionally, the AccessBuilder remote access server provides Ethernet and Token Ring dial-up connectivity for individual
remote users.   The NETBuilder Remote Office family of
bridge/routers supports Ethernet, Token Ring and Integrated Services Digital Network (ISDN) network technologies and can be operated as either conventional stand-alone routers or using 3Com's Boundary Routing system. Additionally, both the NETBuilder Remote Office family and the AccessBuilder remote access server are available as part of the SuperStack network system.

     Shortly after the end of fiscal 1994, 3Com introduced the NETBuilder II MultiProcessor (MP) bridge/router, a high-density, high-performance router using a RISC multiprocessor design, which offers performance improvements. The MP modules are backward compatible with earlier NETBuilder II 4- and 8-slot chassis, demonstrating 3Com's commitment to scalability and value through continued product enhancements that protect customers' investments in networking hardware.

     LAN Switches: LAN switches provide cost-effective, high-speed links between multiple network segments, simplifying network design and reducing network latency in client/server networks. 3Com offers a full range of LAN switches, from the high density LANplex 6000 to the floor-based LinkSwitch Ethernet-to-FDDI switch. The LinkSwitch can operate as a stand-alone switch, as a module for the LinkBuilder Multi-Service Hub (MSH) chassis-based hub, or as part of the SuperStack network system.

     In July 1994, 3Com announced its Intelligent Switching Engine (ISE) custom ASIC. Essentially a switch on a chip, ISE integrates field-proven hardware and software functions from today's LANplex products, which the Company believes will dramatically improve performance and reliability while reducing costs. The Company plans to incorporate ISE into both existing and new switching products.

     Hubs: 3Com designs, manufactures and markets a full range of Ethernet, Token Ring and FDDI hubs in either stackable or chassis-based configurations. The Company's stackable hubs, including the LinkBuilder FMS for Ethernet and Token Ring networks, provide users a highly reliable, cost effective solution for networking workgroups and remote offices.

     In fiscal 1994, 3Com expanded its hub offerings with the 24-port LinkBuilder FMS stackable hub, the LinkBuilder FDDI workgroup hub and a re-engineered 12-port LinkBuilder TP. In addition, the Company enriched its chassis hub, the LinkBuilder MSH, with Ethernet-to-FDDI switching, FDDI concentration and advanced Token Ring technology. The powerful backplane of the LinkBuilder MSH supports Ethernet, Token Ring and FDDI connectivity today and ATM connectivity in the future.

     Network Management: In September 1993, 3Com introduced Transcend, a family of network management applications that represents a significant advance in simplified and logical management of local and wide area networks. Using Transcend applications on the network management platform of their choice, network administrators are able to create logical groups of hubs, routers, servers and desktop devices, regardless of physical location, to obtain correlated management information and control. To keep network administration down, Transcend products also leverage administrative resources by consolidating repetitive tasks, such as downloading router software, into a single command.

     Other products include communication servers, which provide terminal-to-host connectivity for terminals and workstations over the network, protocol software and worldwide service and support programs.


PRODUCT DEVELOPMENT

      The Company's product development efforts are focused exclusively on its strategic product lines: adapters and network systems, including internetworking platforms, switches, hubs and network management. 3Com's ownership of core networking technologies creates opportunities to leverage its engineering investments and develop more integrated products for simpler,
more innovative networking solutions for customers.   The Company
plans to invest in emerging technologies for use in existing and future products, and as well as to improve and enhance existing products to extend their lifecycles, reduce manufacturing costs and increase functionality. In addition to the development of custom ASICs to improve performance, increase reliability and reduce manufacturing costs, 3Com is investing in the following areas:

     o    100 Mbps Ethernet
     o    Wireless local area network communications
     o    Asynchronous Transfer Mode (ATM) capabilities
     o    LAN switching
     o    Integrated Services Digital Network (ISDN)
     o    Enhanced connectivity in IBM environments
     o    Remote access for single and mobile users

     The industry in which the Company competes is subject to rapid technological developments, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. As a result, 3Com's success in part depends upon its ability, on a cost-effective and timely basis, to continue to enhance its existing products and to develop and introduce new products that take advantages of technological advances. There can be no assurance that the Company will be able to successfully develop new products to address new industry transmission standards and technological changes or to respond to new product announcements by others or that such products will achieve market acceptance.

     During fiscal 1992, 1993, and 1994, research and development expenses were $48.2 million, $64.3 million, and $76.5 million, respectively.


MARKETS AND CUSTOMERS

     3Com's customers are represented among the world's leading industries, including finance, health care, manufacturing, government, education, and service organizations. In fiscal 1994, the Company began targeting specific vertical markets, including health care, education, finance and government, through an expanded major accounts sales force.

     Around the world, 3Com serves its customers through a variety of sales channels including direct and indirect channels. Indirect channels include systems integrators, value-added resellers, distributors, national dealers and resellers, and original equipment manufacturers (OEMs). The Company's multi-channel sales strategy encourages broad market coverage, by allowing 3Com sales personnel to create demand for 3Com products while giving customers the flexibility to choose the most appropriate delivery option.

     International Operations: The Company distinguishes itself from many of its competitors with its dedicated research and development, manufacturing, sales and service organizations outside the United States. 3Com maintains sales offices in 21 countries, including new offices opened in fiscal 1994 in Japan, Brazil, Mexico, South Africa and China. Sales outside the United States continue to be the fastest growing segment of the Company's business and accounted for approximately 47 percent, 50 percent and 52 percent of the Company's sales in fiscal 1992, 1993 and 1994, respectively. The Company primarily markets its products internationally through subsidiaries, sales offices and partnerships with local distributors in Europe, Canada, Asia/Pacific and Latin America. (See Note 14 relating to geographic area information in the Notes to Consolidated Financial Statements in the Financial Statements Section (Item 8) of Part II.)

     Customer Service: Because global data networking infrastructures are becoming increasingly complex, customers require vendors to help them manage and support their networks as well as design and build them. Additionally, as customers' networking purchases transition from point product to connectivity systems, a more solutions-oriented approach to service and support is required. 3Com recognized these trends early and invested in a comprehensive worldwide service and support organization.

     Worldwide logistics include support and repair centers in the United States, dedicated service organizations at most subsidiaries, parts stock at more than 25 locations, and electronic bulletin boards throughout the world. In addition to on-site training, the Company also provides computer-based courses that allow customers to learn networking technologies at their own pace in their own environments. During fiscal 1994, the Company handled more than 300,000 direct support calls and more than 125,000 calls to the automated 3ComFacts fax-back systems and CardBoard electronic bulletin board.


BACKLOG

     3Com manufactures its products based upon its forecast of the demand of its customers worldwide and maintains inventories of finished products in advance of receipt of firm orders from its customers. Orders are generally placed by the customer on an as-needed basis and products are usually shipped within one to four weeks after receipt of an order. Such orders generally may be cancelled or rescheduled by the customer without significant penalty. Accordingly, 3Com does not maintain a substantial backlog, and backlog as of any particular date may not be indicative of 3Com's actual sales in any succeeding period.


MANUFACTURING AND SUPPLIERS

     3Com's primary production activities are conducted at its Santa Clara, California and Blanchardstown, Ireland facilities. Purchasing, mechanical assembly, burn-in, testing, final assembly, and quality assurance functions are performed at both of these facilities. The Company also manufactures certain produdts and subassemblies through subcontractors. Over the past several years, the Company has been investing in automating its manufacturing capabilities, decreasing the costs and increasing the quality of both manufacturing design and production. To meet increased demand for its global data networking products, in fiscal 1994 the Company added new automated production lines in both its California and Ireland plants.

     The Company is committed to being an environmentally conscious manufacturer and pioneered implementation of a chlorofluorocarbon (CFC)-free semi-aqueous cleaning process at its California plant with DuPont and Corpane Corporations. The same process is used at the Ireland facility and 3Com met its goal of being CFC-free by the end of calendar year 1993.

     Components purchased by 3Com are generally available from multiple suppliers. However, certain components may be available from sole sources. The inability of 3Com to obtain certain components could require the Company to redesign or delay shipments of several of its data networking products. The Company has sought to establish close relationships with sole-source suppliers and/or to build up inventory of such components; however, there can be no assurance that production will not be interrupted due to the unavailability of components. 3Com believes that its inventory levels of these components, combined with finished components held by the Company's suppliers, are adequate for its presently forecasted needs.

COMPETITION

     Data networking is an emerging field within the information systems industry encompassing both on-premises (e.g., desktop connectivity devices, internetworking platforms and wiring hubs) and off-premises (e.g., wide-area networking) technologies. 3Com participates exclusively in designing, manufacturing and marketing on-premises equipment. The Company's primary competitors are often single product companies who typically compete in one segment of the on-premises sector of the data networking market. These companies are using their resources and technical expertise to improve and expand their product lines in an effort to gain market share. Several are extending their product offerings beyond a single market segment and pursue strategies more closely resembling 3Com's global data networking strategy. The industry recently has witnessed a wave of merger, acquisition and strategic partnering activity as many of these companies seek to provide broader networking solutions.

     Network Adapters: The market for network adapters is highly competitive, with companies offering products that support a range of Ethernet, Token Ring and FDDI media. Principal competitors in the adapter market include Intel Corporation, Standard Microsystems Corporation, IBM Corporation, Madge N.V., Olicom A/S, and Xircom. According to International Data Corporation (IDC), a leading market research firm, the Company gained seven market share points in calendar 1993 and is the worldwide leader in Ethernet network adapters with 29 percent market share. This gain reflects the strength of the Company's technology, strong distribution franchise and commitment to increasing manufacturing efficiencies. Nonetheless, competitors are likely to continue to use their resources and technical expertise to continue to improve products and drive down prices in an effort to gain market share.

     Network Systems Products: Competition in the network systems business, formerly characterized by niche-based competitors focused on a single industry segment, is shifting toward more broad-based suppliers offering multiple product lines. This has been achieved through mergers and acquistions, through joint marketing agreements, and through internally developed products. For example, Cisco Systems, which had focused exclusively on routers, is now offering customers both routers and switches and has formed alliances with both Cabletron Systems and Chipcom Corporation, two, a hub vendors. SynOptics, a hub vendor, and Wellfleet Communications, a router vendor,
recently announced a merger agreement.   Additionally, Cisco
Systems, SynOptics Communications, Chipcom Corporation and others have announced acquisitions of smaller networking companies, Crescendo Communications, Coral Networks, and David Systems, respectively, in an effort to strengthen their positions in the emerging and fast-growing markets for LAN switching, remote access, and high-speed networking. This industry consolidation, and the convergence of hub, switching and routing technologies on single platforms, will likely continue, intensifying competition among a small group of companies with broad product offerings.

     The Company believes it competes favorably in the data networking market by providing customers with a full breadth of products based on leading technologies, which when combined under the HPSN framework, address connectivity needs for each of the connectivity environments and provide cost-effective migration paths to higher performance technologies. Additionally, 3Com products typically offer excellent price-performance and enjoy a reputation for both high quality and reliability. The Company also believes its multichannel sales strategy and comprehensive service and support programs will continue to enhance its success.


PATENTS, LICENSES AND RELATED MATTERS

     The Company relies on U.S. and foreign patents, copyright, trademark and trade secrets to establish and maintain proprietary rights in its technology and products. The Company has an active program to file applications for and obtain patents in the United States and in selected foreign countries where a potential market for the Company's products exists. The Company's general policy has been to seek patent protection for those inventions and improvements likely to be incorporated in its products or otherwise expected to be of value. The Company has been issued 16 utility patents and one design patent in the U.S., and has been issued two foreign patents. Numerous other patent applications are currently pending which relate to the Company's research and development, including U.S. and foreign patent applications related to the Company's LAN Security Architecture, Boundary Routing internetworking technology, and Parallel Tasking Ethernet adapter inventions.

     There can be no assurance that any of these patents would be upheld as valid if litigated. While the Company believes that its patents and applications have value, it also believes that its competitive position depends primarily on the innovative skills, technological expertise and management abilities of its employees.

     The Company has been granted licenses by others, including a fully paid, perpetual, non-exclusive license to a patent held by Xerox covering a portion of the Ethernet technology.

     The Company has registered 36 trademarks in the United
States and has registered 11 trademarks in one or more of 33 foreign countries. Numerous applications for registration of domestic and foreign trademarks are currently pending.

     Many of the Company's products are designed to include software or other intellectual property licensed from third parties. The Company actively seeks to license software that promotes the compatibility of its products with industry standards, including standard protocols and architectures. The loss of rights in software or other intellectual property licensed from a third party and designed into a particular product might disrupt or delay the Company's distribution of that product. While it may be necessary in the future to seek or renew licenses relating to various aspects of its products, the Company believes that, based upon past experience and standard industry practice, such licenses generally could be obtained on commercially reasonable terms.


EMPLOYEES

     As of May 31, 1994, 3Com had 2,306 full-time employees, of whom 510 were employed in engineering, 738 in sales, marketing and customer service, 729 in manufacturing, and 329 in finance and administration. None of 3Com's employees is represented by a labor organization and 3Com considers its employee relations to be excellent.


ITEM 2.  Properties

     3Com's headquarters facility consists of a 495,000 square foot office, manufacturing and research and development campus in Santa Clara, California. The facility is leased from a limited partnership in which a subsidiary of 3Com is a partner. The lease expires in January 2000 with options to renew for up to 15 years. 3Com also has an option to purchase the facility.

     3Com leases approximately 50,000 square feet of office space near its headquarters site for its Customer Services Operations. The facility is scheduled to be occupied in September 1994. The lease expires in August 1997. 3Com has two one-year renewals to extend the lease.

     As a result of its acquisition of Synernetics, Inc., 3Com leases 30,000 square feet of office, manufacturing and distribution space in North Billerica, Massachusetts. The lease expires in March 1995 with an option to renew for an additional 3 years. 3Com also leases a 30,000 square foot office, manufacturing and distribution facility in Northboro, Massachusetts for its Star-Tek Division. The lease expires in March 1996 with an option to renew for an additional 3 years.

     3Com leases several facilities in England including a 47,000 foot manufacturing and research and development facility in Hemel-Hempstead, Hertfordshire. The lease expires in December 1996.
The Company also leases 13,000 square feet of office space in Bourne End, Buckinghamshire. The lease expires in December 1996. 3Com's European headquarters consists of 17,000 square feet of office space in Marlow-on-Thames, Buckinghamshire. The lease expires in December 2013.

     In July 1992, 3Com Ireland, a wholly owned subsidiary of the Company, completed, occupied and began operations in its Blanchardstown, Ireland manufacturing facility. The 60,000 square foot facility, including approximately 9.5 acres of land, is owned by 3Com Ireland which also has an option to purchase an additional 3.5 acres of land adjoining the facility.

     3Com also leases various sales and service offices throughout the United States, Canada, Europe, Australia, Latin
America, and Asia. All of 3Com's facilities are well maintained and are adequate to conduct 3Com's current business.

     In July 1994, the Company signed a five-year lease for 225,000 square feet of office and manufacturing space to be built on land adjacent to its existing headquarters in Santa Clara.
The Company estimates that it will commence occupancy of portions of the facility in early fiscal 1996 but lease payments are required to begin no later than April 1996.


ITEM 3.  Legal Proceedings

     None.


ITEM 4.  Submission of Matters to a Vote of Security Holders

     None.


Executive Officers of the Registrant

     The following table lists the names, ages and positions held with the Registrant of all executive officers of the Registrant. There are no family relationships between any director or executive officer and any other director or executive officer of the Registrant. Executive officers serve at the discretion of the Board of Directors.

     Name                                 Age     Position

     Eric A. Benhamou             39       Chairman, President
                                           and Chief Executive Officer

     Debra J. Engel               42       Vice President,
                                           Corporate Services

     Robert J. Finocchio, Jr.     43       Executive Vice
                                           President and General
                                           Manager,Network Systems
                                           Operations

     Ralph B. Godfrey             54      Vice President, Channel
                                          Sales-Americas

     John H. Hart                 48      Vice President and
                                          Chief Technical Officer

     Richard W. Joyce             38      Vice President, Sales
                                          Europe and Asia/Pacific Rim

     Alan J. Kessler              37      Vice President,
                                          Systems Sales-Americas

     Christopher B. Paisley       42      Vice President, Finance
                                          and Chief Financial Officer

     Janice M. Roberts            38     Vice President, Marketing

     Douglas C. Spreng            50     Vice President and
                                         General Manager, Network
                                         Adapter Division

     Eric A. Benhamou has been the Company's President and Chief Executive Officer since April 1990 and September 1990, respectively. Mr. Benhamou became Chairman of the Board of Directors of the Company in July 1994. Mr. Benhamou served as the Company's Chief Operating Officer from April 1990 through September 1990. From October 1987 through April 1990, Mr. Benhamou held various general management positions within the Company. Prior to that, Mr. Benhamou was one of the founders of Bridge Communications, Inc., in September 1981, and held various executive positions in that company in the field of engineering and product development, most recently as Vice President of Engineering, until that company merged with 3Com in September 1987. Mr. Benhamou serves as a Director of Cypress Semiconductor, Inc. Mr. Benhamou is also a member of the Board of Directors of Smart Valley, Inc., and serves as a member of the Board of Trustees of the Leavy School of Business, Santa Clara University.

     Debra J. Engel has been Vice President, Corporate Services since March 1990. From the time Ms. Engel joined the Company in November 1983 until March 1990, she was Vice President, Human Resources. Prior to that, she was with Hewlett-Packard Company for seven years, most recently as Corporate Staffing Manager at Hewlett-Packard's Corporate Headquarters.

     Robert J. Finocchio, Jr. has been Executive Vice President and General Manager, Network Systems Operations since June 1993. From January 1990 through May 1993, Mr. Finocchio served as Executive Vice President, Field Operations. Mr. Finocchio joined the Company in December 1988 as Vice President of Sales, Marketing and Services, a position he held through January 1990. Prior to joining the Company, Mr. Finocchio was with Rolm, Inc. for nine years, where he held various executive positions in sales and service. Most recently he was Vice President of Rolm Systems Marketing.

     Ralph B. Godfrey has been Vice President, Channel Sales-Americas since June 1993. Mr. Godfrey joined the Company in June 1990 as Vice President of 3Com USA, a position he held through May 1993. Prior to joining the Company, Mr. Godfrey was with Unisys, Inc. for two years, where he held several executive positions in sales, most recently as President of the Value-Added Marketing Division. Prior to Unisys, Mr. Godfrey was with Hewlett-Packard Company for 20 years where he held several field sales management positions, the most recent as National Sales Manager for Business Systems.

     John H. Hart has been Vice President and Chief Technical Officer since joining the Company in September 1990. Prior to joining the Company, Mr. Hart worked for Vitalink Communications Corporation for seven years, where he held various executive positions in product engineering and development. Mr. Hart's final position with Vitalink was Vice President of Network Products.

     Richard W. Joyce has been Vice President, Sales Europe and Asia/Pacific Rim (APR) since June 1993. Since January 1990, Mr. Joyce has also served as President, 3Com Europe Limited. Mr. Joyce joined the Company in November 1987 as Sales Manager of 3Com (UK) Limited, a position he held until September 1988. From September 1988 until January 1990, Mr. Joyce served as Managing Director of 3Com (UK) Limited. Most recently prior to joining the Company, Mr. Joyce held the position of Managing Director Europe for State Street Trade Development Corporation from 1985 through 1987. Prior to this, Mr. Joyce held several different positions with a variety of data networking and communications companies.

     Alan J. Kessler has been Vice President, Systems Sales-Americas since June 1993. From May 1991 through May 1993, Mr. Kessler served as Vice President and General Manager, Network Systems Division. From April 1990 until May 1991, Mr. Kessler served as Vice President and General Manager, Distributed Systems Division. Previously, he served as Product Marketing Manager of the Distributed Systems Division from November 1988 through April 1990 and as Product Line Manager from October 1985 through November 1988.

     Christopher B. Paisley has served as the Company's Vice President, Finance and Chief Financial Officer since September 1985. Prior to joining the Company, Mr. Paisley was Vice President, Finance of Ridge Computers from May 1982 to September 1985. Previously, Mr. Paisley was employed by Hewlett-Packard Company for five years in a variety of accounting and finance positions.

     Janice M. Roberts has been Vice President, Marketing since June 1992, and has also served as General Manager, Personal Office Division since February 1994. From February 1992 until June 1992, Ms. Roberts was Vice President and General Manager of the Premises Distribution Division. During the period January 1989 to February 1992, Ms. Roberts served as Director of BICC Technologies Limited and President of BICC Technologies, Inc. and BICC Communications, Inc. She was also Chairman and Managing Director of BICC Data Networks Limited. From December 1986 through January 1989, Ms. Roberts was Manager of Sales and Marketing of STC Components Ltd. located in Harlowe, United Kingdom.

     Douglas C. Spreng has been Vice President and General Manager of the Company's Network Adapter Division since March 1992. Prior to joining the Company, Mr. Spreng was President and Chief Operations Officer of Domestic Automation Company, a private communications system start-up company based in San Carlos, California. Previously, Mr. Spreng spent 23 years with Hewlett-Packard Company (H-P) in a variety of key marketing, manufacturing and general management positions, including General Manager of H-P's Commercial Systems Group. Most recently he served as General Manager of H-P's Manufacturing Applications Group.


PART II

ITEM 5.  Market for Registrant's Common Stock and Related
Stockholder Matters

   Fiscal 1994       High       Low     Fiscal 1993     High      Low

First Quarter      $29 1/4    $19 5/8   First Quarter   $13 3/8  $ 9 5/8
Second Quarter      37         24 1/8   Second Quarter   24       11 1/4
Third Quarter       63 1/4     35 3/8   Third Quarter    34 5/8   21 3/8
Fourth Quarter      63 3/4     46 7/16  Fourth Quarter   40       25 7/8

     3Com Corporation common stock has been traded in the over-the-counter market under the symbol COMS since the company's initial public offering on March 21, 1984. The preceding table sets forth the high and low sales prices as reported on the over-the-counter Nasdaq Stock Market System during the last two years. As of May 31, 1994, the company had approximately 1,240 shareholders of record. 3Com has not paid and does not anticipate it will pay cash dividends on its common stock. Also see Note 10 of Notes to Consolidated Financial Statements.

     The current financial information does not reflect a two-for-one split of its common stock that was effective as of close of business on August 16, 1994. The common stock will begin trading at the split value on September 1, 1994.

ITEM 6.  Selected Financial Data

     The following selected financial information has been derived from the Consolidated Financial Statements that have been audited by Deloitte & Touche LLP, independent auditors. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

                                       Years ended May 31,
(Dollars in thousands, except per share and employee data)
                  1994         1993          1992          1991        1990

Sales             $826,995   $617,168      $423,801      $413,239    $430,283
Net income (loss)  (28,694)    38,561         7,958       (23,831)     23,229
Net income (loss)
    per share:
      Primary        (0.92)      1.22          0.27         (0.79)       0.75
      Fully-diluted  (0.92)      1.20          0.26         (0.79)       0.75

Total assets      $444,343   $367,578      $298,306      $275,056    $298,002
Working capital    198,543    196,231       144,564       149,930     173,376
Long-term
 obligations         1,058      1,134         7,807         8,128         834
Retained earnings   61,326    103,163        71,354        73,206     113,525
Shareholders'
 equity            280,756    258,263       202,425       193,667     235,412

Number of
 employees           2,306      1,971         1,963         1,731       2,008


     Notes: Net loss for fiscal 1994 included a charge of approximately $134.5 million ($3.84 per share) for purchased in-process technology (see Notes 3 and 4 to the consolidated financial statements) and a gain of $17.7 million ($.34 per share) on the sale of an investment. Net income for fiscal 1993 included a charge of approximately $1.3 million ($.04 per share) for non-recurring items (see Note 5 to the consolidated financial statements). Net income for fiscal 1992 included a charge of approximately $10.4 million ($.30 per share) for purchased in-process technology (see Note 3 to the consolidated financial statements). Net loss for fiscal 1991 included a charge of approximately $67.0 million ($1.43 per share) for restructuring costs. Net income for fiscal 1990 included a charge of approximately $2.5 million ($.05 per share) accrued for the relocation in fiscal 1991 of the Company's corporate facilities.


ITEM 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Acquisitions

During the fiscal year ended May 31, 1994, 3Com Corporation enhanced its High Performance Scalable Networking architecture with two strategic acquisitions (see Note 3 of Notes to Consolidated Financial Statements). The Company completed the acquisitions of Synernetics, Inc. ("Synernetics"), a market leader in LAN switching products, on January 14, 1994, and Centrum Communications, Inc. ("Centrum"), an innovator of remote access products, on February 2, 1994. Both acquisitions were accounted for as purchases. The aggregate purchase price consisted of $140.0 million plus $3.3 million of costs attributed to the exchange of Synernetics options for 3Com options and $13.1 million of costs directly attributable to the completion of the acquisitions. Approximately $132.1 million of the aggregate purchase price represented in-process technology and was charged to the Company's operations during the third fiscal quarter of 1994. In December 1993, the Company also entered into a technology licensing agreement with Pacific Monolithics, Inc., a developer of wireless communications (see Note 4 of Notes to Consolidated Financial Statements). The cost of the license agreement was $2.5 million, substantially all of which was charged to the Company's operations during the third fiscal quarter as purchased in-process technology. Fiscal 1994 results included a $134.5 million pre-tax charge to operations for the combined effect of purchased in-process technology related to the acquisitions and the license agreement. The Company's consolidated results of operations for the fiscal year ended May 31, 1994 include the operating results of Synernetics and Centrum from the respective dates of acquisition.

     In fiscal 1993, 3Com acquired Star-Tek, Inc. ("Star-Tek"), a company specializing in Token Ring technology (see Note 3 of Notes to Consolidated Financial Statements), in a pooling-of-interests transaction. References to the Company herein refer to 3Com Corporation and its subsidiaries.

Results of Operations

Orders for the Company's products totaled $819.5 million in fiscal 1994, an increase of 31 percent from $626.4 million in fiscal 1993. Fiscal 1992 orders were $422.3 million. Fiscal 1994 sales increased 34 percent to $827.0 million from $617.2 million in fiscal 1993. This followed a 46 percent increase in sales in fiscal 1993 from fiscal 1992 sales of $423.8 million.

     The Company believes that the increase in fiscal 1994 orders and sales from those of fiscal years 1993 and 1992 reflects the actions the Company has taken during the past years to establish itself as a leader in the emerging global data networking environment. In addition to the acquisitions of Synernetics and Centrum in fiscal 1994 and Star-Tek in fiscal 1993, significant actions taken by the Company included acquiring the data networking products business of U.K.-based BICC Group, plc ("BICC") in fiscal 1992, formulating the Company's High Performance Scalable Networking architecture to meet the demands of growing networks and advanced network applications, and opening new markets in Latin America, Asia and Europe. Furthermore, general market strength in the data networking market, rapid growth in sales outside the U.S., revenues from sales of key data networking products such as the EtherLink III Parallel Tasking network adapter, the NETBuilder II bridge/router and the LinkBuilder FMS stackable hub, and the Company's ability to deliver complete data networking solutions for different connectivity environments also contributed to increased sales. Revenue from businesses acquired during the year did not account for a material portion of the year-over-year increase. Sales from products introduced in the last 12 months represented 32 percent of sales in fiscal 1994, compared to 48 percent of total sales in fiscal 1993 as several high volume products such as the EtherLink III network adapter and LinkBuilder FMS stackable hub met their one-year anniversary in the first half of fiscal 1994.

     Sales of network adapters in fiscal 1994 represented 57 percent of total sales and increased 31 percent from fiscal 1993 sales. Sales of network adapters in fiscal years 1993 and 1992 represented 58 percent and 57 percent of total sales, respectively. The increase in network adapter sales represented an increase in unit volume partially offset by continuation of the industry-wide trend toward decreasing average selling prices and a shift in demand towards the lower-priced EtherLink III network adapter. The increase in unit volume resulted from sales of the EtherLink III and the TokenLink III network adapters.

     Sales of systems products (internetworking, hub and switching products) in fiscal 1994 represented 37 percent of total sales and increased 49 percent from fiscal 1993. This followed an 84 percent increase in system sales in fiscal 1993 from fiscal 1992. The increase was led primarily by the LinkBuilder FMS stackable hub, the high-performance NETBuilder II bridge/router and the LANplex family of switching products. Similar to network adapters, the increase in systems products sales represented an increase in unit volume which was partially offset by a decrease in average selling prices. During the year, the industry has experienced a trend towards demand for fully functional, lower cost, lower price hubs and routers, such as 3Com's family of LinkBuilder stackable hubs and NETBuilder remote office products.

     Sales of other products (terminal servers, customer service, protocols, operating systems, file servers and other products) represented six percent of fiscal 1994 sales and continued to decrease from levels in fiscal 1993 and fiscal 1992.

     Sales outside of the United States comprised 52 percent of total sales in fiscal 1994 compared to 50 percent in fiscal 1993 and 47 percent in fiscal 1992. The growth of international sales was particularly strong in Europe and the Latin America region in fiscal 1994. The Company believes that the increase in international sales reflected the same factors that affect the Company as a whole, including the results of the Company's continued expansion globally, continued increases in revenue from the data networking products acquired from U.K.-based BICC, the worldwide expansion of service and support programs, and the opening of new sales offices.

     Cost of sales as a percentage of sales was 49.1 percent in fiscal 1994, compared to 51.9 percent in fiscal 1993 and 52.9 percent in fiscal 1992. The 2.8 percentage point improvement in gross margin in fiscal 1994 primarily resulted from improved efficiency of manufacturing operations, a favorable shipment mix with higher volume shipments of the lower-cost and higher-margin EtherLink III network adapter, lower freight and duties which resulted from an increase in the volume of products manufactured in the Ireland plant, and reduction in product material costs. The 1.0 percentage point improvement in gross margin in fiscal 1993 from fiscal 1992 was due primarily to a favorable shipment mix of EtherLink III network adapters, as well as LinkBuilder FMS and LinkBuilder ECS hub products. The trend noted above towards demand for lower cost, lower price systems products allows the Company to further leverage its manufacturing infrastructure.

     Total operating expenses in fiscal 1994 were $418.1 million compared to $235.9 million in fiscal 1993 and $187.8 million in fiscal 1992. Excluding non-recurring charges, operating expenses increased $49.1 million or 21 percent from fiscal 1993 to fiscal 1994, but decreased as a percentage of sales from 38.0 percent of sales in fiscal 1993 to 34.3 percent of sales in fiscal 1994.
The increase in operating expenses from fiscal 1993 reflected increased selling costs associated with higher sales, the cost of developing and promoting the Company's systems products, increased cooperative advertising expenses, and growth in the number of employees to support the higher volume of business. Research and development expenses as a percentage of sales in fiscal 1994 decreased from fiscal 1993 and 1992, but increased in absolute dollars. The increase in spending reflected the Company's continued commitment to develop and introduce high quality, innovative products. Operating expenses increased $57.1 million or 32 percent from fiscal 1992 to fiscal 1993, excluding non-recurring charges. The increase in operating expenses reflected the cost of developing and promoting new products, and growth in the number of employees and spending due to the acquisition of the data networking products business of BICC in January 1992.

Summary of Operating Expenses

                      Fiscal    Percent     Fiscal   Percent  Fiscal  Percent
(Dollars in thousands) 1994     of Sales    1993     of Sales 1992    of Sales

Sales and marketing $171,799    20.8%      $137,021  22.2%    $97,997  23.1%
Research and
  development         76,467     9.2         64,346  10.4      48,220  11.4
General and           35,379     4.3         33,176   5.4      31,190   7.4
  administrative
Non-recurring charges:
   Purchased in-process
      technology     134,481    16.3             -    -        10,404   2.4
   Non-recurring
    items                 -      -            1,316   0.2          -     -

Total operating
  expenses           418,126    50.6        235,859  38.2     187,811  44.3

Total operating expenses
  excluding non-
  recurring charges $283,645   34.3%       $234,543  38.0%   $177,407  41.9%


     In the third quarter of fiscal 1994, the Company recorded a $134.5 million pre-tax charge to operations for the combined effect of purchased in-process technology related to the acquisitions of Synernetics and Centrum and the technology license agreement with Pacific Monolithics, Inc. Fiscal 1993 results included a non-recurring charge of $1.3 million which consisted of the net cost of a litigation settlement of $3.6 million, merger costs of $1.0 million related to the acquisition of Star-Tek, offset by a reduction in accrued restructuring costs of $3.3 million based on revised estimates of future costs. Fiscal 1992 results included a $10.4 million pre-tax charge to operations for purchased in-process technology related to the acquisition of the data networking products business of BICC.

     Other expenses (net) were $1.2 million in fiscal 1994, compared to $0.7 million in fiscal 1993 and $0.3 million in fiscal 1992. The increase in other expenses (net) in fiscal 1994 from fiscal 1993 resulted primarily from a higher provision for doubtful accounts partially offset by more favorable foreign exchange results and higher interest income. The increase in other expenses (net) in fiscal 1993 from fiscal 1992 resulted primarily from lower interest income and higher foreign exchange costs, partially offset by a lower provision for doubtful accounts.

     The Company provided $48.2 million for income taxes in fiscal 1994 on income before income taxes of $19.5 million because a significant portion of the purchased in-process technology charge was not tax deductible. Excluding the effect of the purchased in-process technology charge, the effective tax rate would have been 35.0 percent. The Company's effective tax rate in fiscal 1993 was 36.0 percent, as compared to 43.0 percent in fiscal 1992. In fiscal 1992, as in fiscal 1994, a portion of the purchased in-process technology charge was not tax deductible, which increased the effective tax rate.

     Net loss for fiscal 1994 was $28.7 million, or $0.92 per share, compared to net income for fiscal 1993 of $38.6 million, or $1.20 per share. Net loss for fiscal 1994 included the aforementioned $134.5 million pre-tax charge associated with purchased in-process technology, a $17.7 million pre-tax gain from the sale of the Company's investment in Madge N.V. and a $1.2 million tax benefit due to retroactive changes and the effect of changes in federal statutory rates of the Revenue Reconciliation Act of 1993. Excluding these one-time charges and gains, the Company would have realized net income of $86.9 million, or $2.54 per share in fiscal 1994. Excluding the effect of non-recurring items in fiscal 1993, the Company would have realized net income of $39.8 million, or $1.24 per share. Net income for fiscal 1992 was $8.0 million, or $0.26 per share. Excluding the effect of the purchased in-process technology charge in fiscal 1992, the Company would have realized net income of $17.1 million, or $0.56 per share.

Business Environment and Risk Factors

The Company's future operating results may be affected by various trends and factors which the Company must successfully manage in order to achieve favorable operating results. In addition, there are trends and factors beyond the Company's control which affect its operations. Such trends and factors include adverse changes in general economic conditions, governmental regulation or intervention affecting communications or data networking, fluctuations in foreign exchange rates, and other factors listed below. The data networking industry has become increasingly competitive, and the Company's results may be adversely affected by the actions of existing or future competitors. Such actions may include the development or acquisition of new technologies, the introduction of new products, the assertion by third parties of patent or similar intellectual property rights, and the reduction of prices by competitors to gain or retain market share. Industry consolidation or alliances may also affect the competitive environment.

     The market for the Company's products is characterized by rapidly changing technology. An unexpected change in one or more of the technologies affecting data networking could have a material adverse effect on the Company's operating results. For instance, a large portion of the Company's revenues is comprised of sales of products based on the Ethernet technology. The Company's operating results could be adversely affected if there is an unexpected change in such technology or if the Company does not respond timely and effectively to expected changes. The Company is engaged in research and development activities in certain emerging high-speed technologies, such as the 100 Mbps Ethernet, ATM and FDDI. If the industry standardizes on high-speed technologies which are different from the technology in which the Company has invested, this may have a material adverse effect on the Company's ability to compete in the marketplace. While the Company continues to introduce new products and technology to the marketplace, the success of the new products is dependent on many factors, including timely introduction and market acceptance, the Company's ability to manage the risks associated with product transitions, the Company's ability to manage future inventory levels in line with anticipated product demand and to manufacture its products in appropriate quantities to meet anticipated demand.

     Some key components of the Company's products are currently available only from single sources. There can be no assurance that in the future the Company's suppliers will be able to meet the Company's demand for such components in a timely and cost effective manner. The Company's operating results and customer relationships could be adversely affected by either an increase in prices for, or an interruption or reduction in supply of, any key components.

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

     The Company's corporate headquarters and a large portion of its research and development activities and other critical business operations are located near major earthquake faults. Operating results could be materially adversely affected in the event of a major earthquake. Because of the foregoing factors, as well as other factors affecting the Company's operating results, past trends should not be used by investors to anticipate future results or trends. Further, the Company's prior performance should not be presumed to be an accurate indicator of future performance.

Liquidity and Capital Resources

     Cash, cash equivalents and temporary cash investments at May
31, 1994 were $129.7 million as compared to $117.2 million and $79.4 million at the end of fiscal 1993 and 1992, respectively.

     Net cash generated from operations was $127.9 million in
fiscal 1994 and $51.7 million in fiscal 1993.   Trade receivables
at May 31, 1994 increased $35.2 million from May 31, 1993 due primarily to higher sales in the fourth quarter of fiscal 1994 as compared to the comparable prior-year period. Days sales outstanding decreased from 45 days in fiscal 1993 to 44 days in fiscal 1994. Inventory levels increased $3.3 million from May 31, 1993 and inventory turnover improved from 5.3 turns at May 31, 1993 to 6.5 turns at May 31, 1994.

     Investing activities for fiscal 1994 included $18.1 million of proceeds from the sale of the Company's investment in Madge N.V., offset by $36.5 million used for capital expenditures. Major capital expeditures in fiscal 1994 included the addition of a new line in the Ireland manufacturing plant, worldwide implementation of a new network operating system and electronic mail infrastruture, and upgrades of desktop systems and servers necessitated by the new network operating system. The Company spent $98.1 million in net cash for the acquisitions of Synernetics and Centrum which were funded through cash balances and the liquidation of temporary cash investments. As of May 31, 1994, the Company has an outstanding obligation of $14.3 million related to the Centrum acquisition which is payable in August 1994.

     During fiscal 1994, the Company repurchased 700,000 shares of its common stock at an average price of $23.78, for a total cash outlay of $16.6 million. The Company received cash of $22.7 million from sale of its common stock to employees through its employee stock purchase and option plans. As of May 31, 1994, the Board of Directors has authorized the Company to repurchase up to an additional 1.8 million shares of its common stock in the open market.

     In January 1994, the Company increased its revolving bank credit agreement from $20 million to $40 million and extended the expiration date to December 31, 1996. No amount is outstanding under the credit agreement. Based on current plans and business conditions, the Company believes that its existing cash balances, together with cash generated from operations, the established revolving credit agreement and other reasonable sources of capital, are sufficient to satisfy anticipated operating cash requirements through fiscal 1995.


ITEM 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedules

Financial Statements:
  Independent Auditors' Report - Deloitte & Touche LLP
  Independent Auditors' Report - Levine, Zeidman & Daitch, P.C.
  Consolidated Statements of Operations for the years ended May 31, 1994,
    1993 and 1992
  Consolidated Balance Sheets at May 31, 1994 and 1993
  Consolidated Statements of Shareholders' Equity for the years ended May 31,
   1994, 1993 and 1992
  Consolidated Statements of Cash Flows for the years ended May 31, 1994,
   1993 and 1992
  Notes to Consolidated Financial Statements
  Quarterly Results of Operations (Unaudited)
  Financial Statement Schedules:
    Schedule I - Temporary Cash Investments                                  S-1
    Schedule II - Amounts Receivable from Related Parties and Underwriters, Promoters and Employees other than Related Parties
    Schedule VIII - Valuation and Qualifying Accounts and Reserves
    Schedule X - Supplementary Income Statement Information

     All other schedules are omitted, because they are not required, are not applicable, or the information is included in the consolidated financial statements and notes thereto.


Independent Auditors' Report

To the Shareholders and Board of Directors of 3Com Corporation:

We have audited the accompanying consolidated balance sheets of 3Com Corporation and its subsidiaries as of May 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended May 31, 1994. Our audits also included the financial statement schedules listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules at Item 8. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. The consolidated financial statements give retroactive effect to the fiscal 1993 merger of 3Com Corporation and Star-Tek, Inc., which has been accounted for as a pooling of interests as described in Note 3 to the consolidated financial statements. We did not audit the statements of income, shareholders' equity and cash flows of Star-Tek, Inc. for the year ended December 31, 1991, which statements reflect sales of $15,413,000 and net income of $5,914,000. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Star-Tek, Inc., is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of 3Com Corporation and its subsidiaries at May 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

San Jose, California
June 15, 1994


Independent Auditors' Report

To the Board of Directors
Star-Tek, Inc.
Northboro, Massachusetts

We have audited the accompanying statements of income, and retained earning and of cash flows for the year ended December 31, 1991 of Star-Tek, Inc. (a Massachusetts corporation). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis of our opinion.

In our opinion, the financial statements of Star-Tek, Inc.
referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended
December 31, 1991 in conformity with generally accepted accounting principles.

/s/ Levine, Zeidman & Daitch, P.C.
LEVINE, ZEIDMAN & DAITCH, P.C.

Wellesley Hills, Massachusetts
February 24, 1992


Consolidated Statements of Operations

                                                 Years Ended May 31,
(In thousands, except per share data)        1994       1993        1992

Sales                                     $826,995    $617,168     $423,801

Costs and Expenses:
  Cost of sales                            405,927     320,386      224,309
  Sales and marketing                      171,799     137,021       97,997
  Research and development                  76,467      64,346       48,220
  General and administrative                35,379      33,176       31,190
  Purchased in-process
     technology                            134,481          -        10,404
  Non-recurring items                           -        1,316           -
  Total                                    824,053     556,245      412,120

Operating income                             2,942      60,923       11,681
Gain on sale of investment                  17,746          -            -
Other expense-net                           (1,150)       (677)        (347)
Income before income taxes                  19,538      60,246       11,334
Income tax provision                        48,232      21,685        4,874
Income (loss) before
  minority interest                       (28,694)      38,561        6,460
Minority interest in net loss of
  consolidated subsidiary                      -            -         1,498
Net income (loss)                        $(28,694)    $ 38,561     $  7,958
Net income (loss) per common and
  equivalent share:
     Primary                             $  (0.92)    $   1.22     $   0.27
     Fully-diluted                       $  (0.92)    $   1.20     $   0.26
Common and equivalent
  shares used in computing
  per share amount:
     Primary                               31,310        31,624      29,929
     Fully-diluted                         31,310        32,146      30,287

See notes to consolidated financial statements.


Consolidated Balance Sheets

                                                 Years Ended May 31,
(Dollars in thousands)                        1994               1993

ASSETS

Current Assets:
  Cash and cash equivalents                $ 66,284           $ 40,046
  Temporary cash inves                       63,413             77,184
  Trade receivables, less allowance
    for doubtful accounts ($10,402
    in 1994 and $6,498 in 1993)             118,653             83,481
  Inventories                                71,352             68,061
  Deferred income taxes                      31,236             19,805
  Other                                      10,134             15,835

Total current assets                        361,072            304,412
Property and equipment-net                   67,001             55,248

Other assets                                 16,270              7,918

Total                                      $444,343           $367,578

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                         $ 51,827           $ 40,212
  Accrued and other liabilities              91,130             58,311
  Income taxes payable                       19,090              8,637
  Current portion of long-term
    obligations                                 482              1,021

Total current liabilities                   162,529            108,181

Long-term obligations                         1,058              1,134

Shareholders' Equity:
  Preferred stock, no par value,
    3,000,000 shares authorized;
    none outstanding                             -                  -
  Common stock, no par value, 100,000,000 shares
    authorized; shares outstanding:
    1994--32,526,450; 1993--30,850,377     219,937             154,958
  Unamortized restricted stock grants         (202)                 -
  Retained earnings                         61,326             103,163
  Accumulated translation adjustments         (305)                142

Total shareholders' equity                 280,756             258,263

Total                                     $444,343            $367,578

See notes to consolidated financial statements.


Consolidated Statements of Shareholders' Equity

                                  Unamortized
                                  Restricted
                                  Stock Grants
                                  and Notes
                                  Receivable              Accumulated
                  Common  Stock   From Sale of  Retained  Transition
(In thousands)    Shares  Amount  Common Stock  Earnings  Adjustments  Total

Balances,
June 1, 1991      27,203  $119,760    $(24)     $73,206    $   725   $193,667

  Common stock
    issued under
    stock plans    1,393    10,876    (131)                            10,745
  Stock warrants
    issued                   1,400                                      1,400
  Repurchase of
    common stock    (991)   (4,477)              (6,102)              (10,579)
  Repayment of
    note receivable                     21                                 21
  Tax benefit from
    employee stock
    transactions             1,504                                      1,504
  Amortization of
    restricted
    stock grants                        11                                 11
  Stock dividend
    pooled entity            1,733                                         -
  Pro forma tax
    provision of
    pooled entity                                  2,092                2,092
  Equity distributions
    of pooled entity                              (5,800)              (5,800)
  Interest accrued on
    notes receivable                      3                                 3
  Accumulated translation
    adjustments                                               1,403     1,403
  Net income                                                  7,958     7,958

Balances,
June 1, 1992      29,338    129,063    (120)      71,354      2,128   202,425

  Common stock
    issued under
    stock plans    2,382     19,413                                    19,413
  Stock warrants
    buyback                  (1,300)                                   (1,300)
  Repurchase of
    common stock    (860)    (4,042)              (5,340)              (9,382)
  Tax benefit from
    employee stock
    transactions             11,955                                    11,955
  Cancellation of
    restricted
    stock grants     (10)      (131)    120                               (11)
  Pro forma tax
    provision of
    pooled entity                                  1,604                1,604
  Equity distributions
    of pooled entity                              (5,179)              (5,179)
  Adjustment to conform
    fiscal year of
    pooled entity                                  2,163                2,163
  Accumulated translation
    adjustments                                               (1,986)  (1,986)
  Net income                                      38,561               38,561

Balance,
June 1, 1993        30,850  154,958      -       103,163         142  258,263

  Common stock
    issued under
    stock plans       2,376  22,917    (255)                           22,662
  Repurchase of
    common stock       (700) (3,501)             (13,143)             (16,644)
  Tax benefit
    from employee
    stock transactions       24,474                                    24,474
  Amortization of
    restricted
    stock grants                         53                                53
  Stock options
    assumed in
    connection with
    acquisitions              21,089                                   21,089
  Accumulated
    translation
    adjustments                                                (447)     (447)
  Net loss                                        (28,694)            (28,694)

Balances,
May 31, 1994      32,526    $219,937  $(202)      $61,326     $(305) $280,756


See notes to consolidated financial statements.


Consolidated Statements of Cash Flows

                                                Years Ended May 31,
(Dollars in thousands)                         1994       1993        1992

Cash flows from operations:
  Net income (loss)                          $(28,694)   $ 38,561   $  7,958
  Adjustments to reconcile net income
    (loss) to cash provided by operations:
      Depreciation and amortization            30,610      25,135     21,660
      Gain on sale of investment              (17,746)         -          -
      Deferred income taxes                    (9,865)     (3,523)     1,581
      Purchased in-process technology         134,481          -      10,404
      Minority interest                            -           -      (1,498)
      Adjustment to conform fiscal year
        of pooled entity                           -        2,163         -
      Pro forma provision for income taxes         -        1,604      2,092
      Non-cash restructuring costs                 -       (3,346)        -
      Changes in assets and liabilities
        net of effects of acquisitions:
          Trade receivables                   (30,045)     (20,991)     (432)
          Inventories                           1,637      (19,139)   (9,982)
          Other current assets                  6,190       (3,889)   (1,480)
          Accounts payable                      8,886       11,525     5,573
          Accrued and other liabilities        (2,461)       6,016   (11,140)
          Income taxes payable                 34,927       17,618     3,487
  Net cash provided by operations             127,920       51,734    28,223

Cash flows from investment activities:
  Proceeds from sale of investment             18,066           -         -
  Purchase of property and equipment          (36,474)     (22,263)  (21,783)
  Purchase of temporary cash investments      (76,841)     (72,962)  (33,423)
  Proceeds from temporary cash investments     90,612       40,496    67,815
  Acquisition of businesses and related
    purchase-price adjustment                 (98,128)       2,946   (25,000)
  Other-net                                    (3,020)         908       528

Net cash used for investment activities      (105,785)     (50,875)  (11,863)

Cash flows from financing activities:
  Sale of stock                                22,662       19,413    10,769
  Repurchase of common stock                  (16,644)      (9,382)  (10,579)
  Repurchase of stock warrants                     -        (1,300)       -
  Notes payable                                    -         3,326     4,795
  Repayments of notes payable and capital
    lease obligations                          (1,462)        (513)     (429)
  Equity distributions of pooled entity            -        (5,179)   (5,800)
  Other-net                                      (453)      (1,872)      268
Net cash provided by (used for)
  financing activities                          4,103        4,493      (976)

Increase in cash and cash equivalents          26,238        5,352    15,384

Cash and cash equivalents at
  beginning of year                            40,046       34,694    19,310

Cash and cash equivalents at end of year     $ 66,284     $ 40,046  $ 34,694

Other cash flow information:
  Interest paid                              $     66     $    254  $    245
  Income taxes paid (refunded)                 21,614        5,910    (7,267)
  Non-cash investing and financing activities-
     Property and equipment acquired under
     capital leases                                -            -      2,062


In connection with the acquisitions in fiscal 1994 (see Note 3), the Company paid cash, net of cash acquired, of $98.1 million plus $14.3 million payable in August 1994, and recorded non-cash value of options assumed of $21.1 million. The fair value of assets acquired, excluding the $132.1 million purchased in-process technology charged to operations, was $35.6 million, and liabilities of $11.3 million were assumed.

In connection with the acquisition in fiscal 1992 (see Note 3), the Company paid cash of $25 million (subsequently adjusted to $22 million), issued stock warrants with an estimated value of $1.4 million (subsequently repurchased) and assumed liabilities of $13.9 million.

See notes to consolidated financial statements.



Notes to Consolidated Financial Statements

Note 1:  Description Of Business

     Founded in 1979, 3Com Corporation pioneered the data networking industry and is committed to providing customers global access to information. Today, 3Com offers a broad range of ISO 9000-compliant global data networking solutions that include routers, hubs, switches and adapters for Ethernet, Token Ring, FDDI and ATM networks. Headquartered in Santa Clara, California, 3Com is a Fortune 500 company with worldwide research and development, manufacturing, marketing, sales and support capabilities.

Note 2:  Significant Accounting Policies

Principles of consolidation. The consolidated financial statements include the accounts of 3Com Corporation and its wholly- and majority-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Cash equivalents are highly liquid debt investments acquired with a maturity of three months or less.

Temporary cash investments consist of short-term investments stated at cost.

Financial instruments. The Company has not yet adopted Statement of Financial Accounting Standards No. 115, "Accounting for
Investments: Debt and Equity Securities". The Company believes that the carrying values of its financial instruments approximate their fair value, and the adoption of this new standard in the first quarter of fiscal 1995 will not have a significant impact on the consolidated financial position or results of operations.

Concentrations of credit risk. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of investments and trade receivables. The Company invests in instruments with an investment credit rating of AA and better. The Company also places its investments for safekeeping with a high-credit-quality financial institution. Credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and geographies. The Company often sells its products through third-party distributors, and, as a result, may maintain individually significant receivable balances with major distributors. The Company believes that its credit evaluation, approval and monitoring processes substantially mitigate potential credit risks.

Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market.

Property and equipment is stated at cost. Equipment under capital leases is stated at the lower of fair market value or the present value of the minimum lease payments at the inception of the lease.

Purchased technology is included in other assets and is amortized over 2-4 years.

Depreciation and amortization are computed over the shorter of the estimated useful lives, lease terms, or terms of license agreements of the respective assets, on a straight-line basis - generally 2-7 years with buildings at 25 years.

Revenue recognition. The Company recognizes revenue and accrues related royalty and warranty expenses upon shipment. Revenue from variable royalties pursuant to license agreements is recognized upon receipt. Service and subscription revenue is recognized over the term of the related contractual period.

Development costs. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, software costs incurred after the establishment of technological feasibility have not been material and therefore have been expensed.

Income taxes. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires an asset and liability approach to account for income taxes.

Foreign currency translations. For foreign operations with the local currency as the functional currency, assets and liabilities are translated at year-end exchange rates, and statements of operations are translated at the average exchange rates during the year. Gains or losses resulting from foreign currency translation are accumulated as a separate component of shareholders' equity.

     For foreign operations with the U.S. dollar as the functional currency, assets and liabilities are translated at the year-end exchange rates except for inventories, prepaid expenses, and property and equipment, which are translated at historical exchange rates. Statements of operations are translated at the average exchange rates during the year except for those expenses related to balance sheet amounts that are translated using historical exchange rates. Gains or losses resulting from foreign currency translation are included in other expense - net in the statements of operations.

Net income (loss) per common and equivalent share is computed using the weighted average number of common shares outstanding and the dilutive effects of stock options, using the treasury stock method.

Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 3:  Business Combinations

On January 14, 1994, the Company acquired all of the outstanding shares of Synernetics, Inc. ("Synernetics") and assumed all outstanding Synernetics stock options. The purchase price consisted of approximately $104.0 million plus $3.3 million of stock options. A substantial portion of the purchase price was paid using funds from the Company's working capital. Synernetics is engaged in the development, manufacturing and marketing of LAN switching products.

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

     The acquisitions were accounted for as purchases and, accordingly, the acquired assets and liabilities were recorded at their estimated fair values at the dates of acquisition. The aggregate purchase price of $143.3 million plus $13.1 million of costs directly attributable to the completion of the acquisitions has been allocated to the assets and liabilities acquired. Approximately $132.1 million of the total purchase price represented in-process technology that had not yet reached technological feasibility and was charged to the Company's operations.

     The Company's consolidated results of operations include the operating results of the acquired companies since their acquisition dates.

     The following table summarizes the unaudited pro forma combined results of operations for the years ended May 31, 1994 and 1993 as if the acquisitions had occurred at the beginning of each of the periods presented:

(Unaudited)
                                                      Years Ended May 31,
(In thousands, except per share amounts)           1994             1993

Sales                                            $838,953          $628,546
Net income                                       $ 96,033          $ 33,623
Net income per share:
  Primary                                        $   2.85          $  1.05
  Fully-dilute                                   $   2.81          $  1.04
Shares used in computing per share amounts:
  Primary                                          33,717            32,066
  Fully-diluted                                    34,180            32,309

     The above table includes, on a pro forma basis, the Company's consolidated financial information for the year ended May 31, 1994 combined with the financial information of Synernetics and Centrum for the same twelve months. The Company's consolidated financial information for the year ended May 31, 1993 is combined with the financial information of Synernetics and Centrum for the twelve months ended June 30, 1993. The above table excludes the one-time $132.1 million charge for purchased in-process technology arising from these acquisitions as it was a material non-recurring charge. This charge is included in the actual consolidated statement of operations for the year ended May 31, 1994.

     The unaudited pro forma combined results of operations are presented for illustrative purposes only and are not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

     On January 29, 1993, the Company acquired Star-Tek, Inc.
("Star-Tek") by issuing approximately 1.74 million shares of common stock for all of the outstanding shares of Star-Tek.

     Star-Tek designs, manufactures and markets a range of Token Ring products focused primarily on the connectivity needs of larger organizations with IBM mainframe, mid-range and Token Ring LAN-based information systems. The acquisition was accounted for by the pooling-of-interests method. Star-Tek maintained its financial records on a fiscal year ending December 31. The consolidated statements of operations and cash flows for the year ended May 31, 1992 include the Star-Tek statements of operations and cash flows for the year ended December 31, 1991.

     The results of operations of Star-Tek for the five-month period ended May 31, 1992 reflected net income of $1.6 million and pro-forma tax adjustment of $595,000, the sum of which has been reported as an increase in the Company's fiscal 1993 retained earnings.

     In January 1992, the Company acquired the data networking products business of U.K.-based BICC Group, plc. This acquisition has been accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair values at the date of acquisition. The acquisition price consisted of approximately $22 million in cash and a warrant to purchase 500,000 shares of the Company's common stock. The stock warrant was subsequently repurchased by the Company. Approximately $10.4 million of the purchase price represented in-process technology that had not yet reached technological feasibility and was charged to the Company's operations. The Company's consolidated results of operations include the operating results of the acquired business from the January 31, 1992 date of acquisition.

Note 4:  License

     In the third quarter of fiscal 1994, the Company licensed certain in-process wireless technology from Pacific Monolithics, Inc. This technology is still under development and, accordingly, $2.4 million of the $2.5 million cost of obtaining this license represented in-process technology and was charged to operations in the third quarter of fiscal 1994.

Note 5:  Non-recurring Items

     Non-recurring items for the year ended May 31, 1993 consists of the net cost of a litigation settlement of $3.6 million (see
Note 15), and merger costs of $1.0 million related to the acquisition of Star-Tek (see Note 3), offset by a reduction in accrued restructuring costs of $3.3 million in the fourth quarter of fiscal 1993 based on revised estimates of future costs.

Note 6:  Foreign Exchange Contracts

     The Company enters into foreign exchange contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. Gains and losses on the foreign exchange contracts are included in other expense - net, which offset foreign exchange gains or losses from revaluation of foreign currency-denominated balance sheet items and intercompany balances.

     At May 31, 1994 and 1993, the Company had outstanding foreign exchange contracts of $14.6 million and $14.0 million, respectively. The contracts require the Company to exchange foreign currencies for U.S. dollars or vice versa, and generally mature in one month.

Note 7:  Inventories

Inventories at May 31 consist of:
(Dollars in thousands)                          1994          1993

Finished goods                                $44,770       $41,331
Work-in-process                                 8,232         4,912
Raw materials                                  18,350        21,818
Total                                         $71,352       $68,061

Note 8:  Property And Equipment

Property and equipment at May 31 consists of:

(Dollars in thousands)                        1994             1993

Land                                      $  1,303           $ 1,303
Building                                     7,372             7,372
Machinery and equipment                    122,892            89,830
Furniture and fixtures                      14,591            12,476
Leasehold improvements                      15,446            14,604
Construction in progress                        -                756
Total                                      161,604           126,341
Accumulated depreciation and
     amortization                          (94,603)          (71,093)
Property and equipment - net              $ 67,001           $55,248

Note 9:  Accrued And Other Liabilities

Accrued and other liabilities at May 31 consist of:
(Dollars in thousands)                        1994         1993

Accrued payroll and related
  expenses                                  $ 21,387     $16,671
Accrued product warranty                      13,686      10,553
Accrued cooperative advertising               11,544       7,885
Accrued payment to Centrum
  shareholders                                14,267          -
 Other accrued liabilities                    30,246      23,202
Accrued and other liabilities               $ 91,130     $58,311

Note 10:  Borrowing Arrangements And Commitments

     The Company has a $40 million revolving bank credit agreement which expires on December 31, 1996. Under the agreement, the Company may select among various interest rate options, including borrowing at the bank's prime rate. The agreement requires that the Company maintain certain financial ratios and minimum net worth and restricts payment of cash dividends. At May 31, 1994, all such requirements were met and there were no outstanding borrowings under the agreement.

     The Company has guaranteed borrowings of its former Japanese joint venture, 3Com K.K., of 450 million Yen or approximately
$4.3 million as of May 31, 1994.

     3Com Development Corporation, a wholly-owned subsidiary of 3Com, is a limited partner in a lease/joint venture arrangement to acquire and develop the Company's corporate offices in Santa Clara, which were initially occupied in the first quarter of fiscal 1991. Future minimum lease payments are included in the table below.

     The Company has signed an agreement with a third party to lease the buildings to be built on land adjacent to the Company's existing corporate offices in Santa Clara. The estimated date of occupancy is April 1996. Future minimum lease payments are included in the table below.

     The Company leases its facilities and certain equipment under operating leases. Leases expire at various dates from 1995 to 2013 and certain facility leases have renewal options with rentals based upon changes in the Consumer Price Index or the fair market rental value of the property.

Future operating lease commitments are as follows:
(Dollars in thousands)

     Fiscal year
     1995              $14,302
     1996               13,471
     1997               12,230
     1998               10,261
     1999               10,145
     Thereafter         16,984

     Total             $77,393

     Rent expense was $13.5 million, $13.4 million, and $13.8 million for fiscal 1994, 1993, and 1992, respectively.

Note 11:  Common Stock

Shareholder Rights Plan. In September 1989, the Company's Board of Directors approved a stock purchase rights plan and declared a dividend distribution of one common stock purchase right for each outstanding share of its common stock. The rights become exercisable based on certain limited conditions related to acquisitions of stock, tender offers and certain business combination transactions of the Company. Initially, each right entitles the shareholder to buy one-half share of the Company's common stock at an exercise price of $50. The rights are redeemable at the Company's option for $.01 per right and expire on September 19, 1999.

Stock Option Plans. The Company has stock option plans under which employees and directors may be granted options to purchase common stock. Options are generally granted at not less than the fair market value at grant date, vest over a four-year period, and expire ten years after the grant date.

A summary of option transactions under the plans follows:
                                                       Years ended May 31,
(In thousands except price per share)            1994       1993       1992

     Number of option shares:
     Granted and assumed                     2,350        2,055      1,836
     Exercised                              (1,859)      (1,828)      (912)
     Cancelled                                (211)        (321)      (673)
     Outstanding at end of year              6,150        5,870      5,964

     Option price per share:
     Granted and assumed                 $0.87-61.75 $10.00-39.38 $7.00-14.38
     Exercised                            0.87-51.75   5.63-35.00  6.00-11.75
     Cancelled                            0.89-56.38   6.63-35.10  6.00-19.88
     Outstanding at end of year          $0.87-61.75 $ 5.63-39.38 $5.63-14.38

     In connection with the Synernetics and Centrum acquisitions discussed in Note 3, the Company assumed certain outstanding options to purchase common stock of the acquired companies and exchanged them for options to acquire 429,000 shares of the Company's common stock at exercise prices of $0.87 to $23.26 per share.

     At May 31, 1994, options for 2.3 million shares were exercisable, 1.9 million shares were available for future grants, and 8.1 million shares were reserved for issuance under the stock option plans.

Employee Stock Purchase Plan. The Company has an employee stock purchase plan, under which eligible employees may authorize payroll deductions of up to 10 percent of their compensation (as defined) to purchase common stock at a price equal to 85 percent of the lower of the fair market values as of the beginning or the end of the offering period. At May 31, 1994, 645,000 shares of common stock were reserved for issuance under this plan.

Restricted Stock Plan. The Company has a Restricted Stock Plan, under which 100,000 shares of common stock were reserved for issuance at no cost to key employees. The shares are issued at the fair market value on the date of the grant. The fair market value of shares granted to an eligible participant cannot exceed 50 percent of the base salary of the eligible participant and any compensation expense is recognized as the granted shares vest over a one to four year period. In fiscal 1994, 5,000 shares of common stock were issued under this plan. At May 31, 1994, 95,000 shares were reserved for future issuance.

Stock Repurchase Program. The Board of Directors has authorized the Company to repurchase up to 7.5 million shares of common stock. Under this authorization, 5.7 million shares have been repurchased and the Company may repurchase up to an additional
1.8 million shares of common stock.

Note 12:  Other Expense - Net

Other Expense - net consists of:
(Dollars in thousands)                   1994          1993         1992

Interest income                        $ 3,954       $ 3,602      $ 5,080
Provision for doubtful accounts         (4,459)       (1,995)      (3,683)
Other                                     (645)       (2,284)      (1,744)
Total                                  $(1,150)      $  (677)     $  (347)

     Other includes gains, losses and transaction costs from foreign exchange transactions and property and equipment dispositions.

Note 13:  Income Taxes

The provision for income taxes consists of:
(Dollars in thousands)                   1994          1993          1992

Current:
  Federal                               $31,761       $13,786      $ 2,721
  State                                   7,862         3,110          623
  Foreign                                16,771         8,293          (39)
Total current                            56,394        25,189        3,305

Deferred:
  Federal                                (9,266)       (1,658)       3,109
  Foreign                                 1,104        (1,846)      (1,540)
Total deferred                           (8,162)       (3,504)       1,569
Total                                   $48,232       $21,685      $ 4,874

     Deferred and prepaid income taxes, which result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes, consist of:

(Dollars in thousands)                    1994         1993          1992

Tax depreciation and
  operating lease expenses            $  (397)      $(1,354)       $(1,228)
Reserves not recognized
  for tax purposes                     (8,538)       (1,323)         4,132
DISC commission                            -           (194)          (209)
Alternative minimum tax credits          (363)          573           (936)
Other                                   1,136        (1,206)          (190)
Total                                 $(8,162)      $(3,504)        $ 1,569

The components of the net deferred tax asset consist of:
(Dollars in thousands)                            1994             1993

Deferred tax assets:
  Depreciation and amortization                 $ 5,686           $ 5,117
  Reserves not recognized for tax purposes       31,483            21,699
  Deferred tax assets of acquired businesses      1,703                -
  Other                                             (87)              815
  Alternative minimum tax credits                    -                363
  Valuation allowance                            (6,097)           (5,171)
Total deferred tax asset                        $32,688           $22,823
 Deferred tax liabilities-Other                     (25)              (25)
     Net deferred tax asset                     $32,663           $22,798

     Valuation allowance relates primarily to expenses, the deduction of which is not assured on future state income tax returns. The net increase in the valuation allowance in fiscal 1994, 1993, and 1992 was $926,000, $1.1 million and $408,000, respectively.

     Tax carryforwards of acquired businesses consist of $4.6 million and $739,000 of net operating loss and tax credit carryforwards, respectively, that expire in 2004 through 2008.

     The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

                                             1994         1993          1992

Tax computed at federal statutory rate       35.0%        34.0%         34.0%
State income taxes, net
  of federal effect                           3.0          3.4           3.6
Foreign sales corporation                    (5.2)        (1.3)         (3.6)
Tax exempt investment income                 (5.7)        (1.5)        (13.0)
Foreign losses without benefits
  of carryovers or carrybacks                 -            -            11.8
Difference between federal
  statutory rate and foreign
  effective rates                            (7.5)        (0.4)         (1.8)
Research tax credits                         (8.7)        (0.2)         (6.9)
Non-deductible purchased
  in-process technology                     241.5          -            18.7
Effect of tax law changes                    (6.4)         -                  -
Other                                          .9          2.0           0.2
Total                                       246.9%        36.0%         43.0%

Income before income taxes for the years ended 1994, 1993, and 1992 include income (loss) of $58.2 million, $18.7 million and $(10.9 million) from the Company's foreign subsidiaries. The Company has not provided for federal income taxes on $27.9 million of undistributed earnings of foreign subsidiaries, which the Company intends to reinvest in subsidiary operations indefinitely. If such undistributed earnings were to be remitted, the related tax liability would be approximately $1.9 million.

Note 14:  Geographic Area Information

     The Company operates in a single industry segment: the design, manufacture, marketing, and support of data networking systems. The Company's foreign operations consist of central distribution and order administration, manufacturing and research and development facilities in Western Europe, and sales and marketing activities conducted through sales subsidiaries throughout the world.

     Sales, operating income and identifiable assets, classified by the major geographic areas in which the Company operates, are as follows:

(Dollars in thousands)                     1994         1993         1992

Revenues from unaffiliated customers:

United States                            $399,836     $308,879     $223,947
Export sales from United States           103,127       69,237       94,305
Europe                                    324,032      224,891       98,650
Other                                          -        14,161        6,899
Total                                    $826,995     $617,168     $423,801

Transfers from geographic areas
  (eliminated in consolidation):

United States                            $112,418     $101,570     $ 56,690
Europe                                     52,595       39,920       12,567
Other                                          -        23,354        4,356
Total                                    $165,013     $164,844     $ 73,613

Operating income (loss):

United States                            $(57,025)    $ 40,811     $ 22,736
Europe                                     55,890       17,370        2,255
Other                                       8,679        6,467      (12,396)
Eliminations                               (4,602)      (3,725)        (914)
Total                                    $  2,942      $ 60,923    $ 11,681

Identifiable assets:

United States                            $332,651      $268,254
Europe                                    121,019       102,054
Other                                       4,623         4,492
Eliminations                              (13,950)       (7,222)
Total                                    $444,343      $367,578

     Transfers between geographic areas are accounted for at prices representative of unaffiliated party transactions.

Note 15:  Litigation

     In August 1989, four class action lawsuits were filed in the United States District Court for the Northern District of California naming the Company and certain of its directors and officers as defendants. The suits, which were consolidated into a single action, alleged that defendants misrepresented or failed to disclose material facts about the Company's operations and financial results, which plaintiffs contended artificially inflated the price of the Company's securities during the period December 6, 1988 to August 7, 1989.

     In April 1993, the Company and plaintiffs reached an agreement to settle the consolidated action in its entirety. Although the Company believed that the claims asserted in the class action were without merit, the Company believed it was in the best interest of its shareholders to settle the case due to the continuing costs of defense, the distraction of management's attention and the uncertainties inherent in any litigation. The principal terms of the agreement called for a settlement of $9.9 million, a substantial portion of which was paid by the Company's insurance carrier.

Quarterly Results of Operations (Unaudited)
(Dollars in thousands, except per share data)
                 Fiscal 1994 Quarters Ended                 Fiscal 1993 Quarters Ended
         May 31    Feb. 28   Nov. 30   Aug. 31   May 31    Feb. 28   Nov. 30   Aug.31
         1994      1994      1993      1993      1993      1993      1992      1992


Sales    $241,463  $218,166  $205,275  $162,091  $167,458  $161,396  $152,697  $135,617

Gross
margin    124,605   113,183   102,865    80,415    83,093    78,396    73,809    61,484

Gross
margin %    51.6%     51.9%     50.1%     49.6%     49.6%     48.6%     48.3%     45.3%

Operating
income
(loss)     41,755   (93,203)   33,512    20,878    20,534    17,475    14,624     8,290

Net
income
(loss)     27,189  (103,460)   21,463    26,114    13,271    10,160     9,280     5,850

Net
income
(loss) %    11.3%    (47.4%)    10.5%     16.1%      7.9%       6.3%     6.1%      4.3%

Net
income
(loss)
per
share       $0.78    $(3.28)    $0.65     $0.80     $0.40      $0.31    $0.29     $0.20

     Notes: Net loss for the quarter ended February 28, 1994 included a charge of approximately $134.5 million ($4.00 per share) for purchased in-process technology (see Notes 3 and 4 to the consolidated financial statements). Net income for the quarter ended August 31, 1993 included a gain of approximately $17.7 million ($.35 per share) related to the sale of an investment. Net income for the quarter ended February 28, 1993 included a charge of approximately $1.6 million ($.06 per share) for merger costs associated with the Company's acquisition of Star-Tek, Inc. (see Notes 3 and 5 to the consolidated financial statements).


ITEM 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

     Not applicable.

PART III

ITEM 10.  Directors and Executive Officers of 3Com

     The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference to the information contained in the section captioned "Election of Directors" in 3Com's definitive Proxy Statement for the Annual Meeting of Shareholders to be held September 29, 1994 (the "Proxy Statement"), a copy of which has been filed with the Securities and Exchange Commission. For information with respect to the executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

ITEM 11.  Executive Compensation

     The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned "Executive Compensation and Other Matters" in the Proxy Statement.

ITEM 12.  Security Ownership of Certain Beneficial Owners and
Management

     The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the section captioned "General Information" in the Proxy Statement.

ITEM 13.  Certain Relationships and Related Transactions

     The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the section captioned "Compensation Committee Interlocks and Insider
Participation" in the Proxy Statement.


                                  PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

     (a) (1) Financial Statements_See Index to Financial Statements and Financial Statement Schedules

          (2) Financial Statement Schedules-See Index to Financial Statements and Financial Statement Schedules

          (3)  Exhibits-See Exhibit Index

     (b) The Registrant did not file any reports on Form 8-K during the last quarter of the fiscal year ended May 31, 1994.

     (c)  See Exhibit Index at page 36 of this Form 10-K.

     (d)  See Index to Financial Statements and Financial Statement Schedules

                                EXHIBIT INDEX

Exhibit
Number        Description

 3.1         Amended and Restated Articles of Incorporation
             (Exhibit 19.1 to Form 10-Q) (8)
 3.2 Certificate of Amendment of the Amended and Restated Articles of Incorporation
 3.3         Bylaws, as amended and restated (Exhibit 3.2 to Form 10-K) (10)
 4.1         Reference is made to Exhibit 3.1
10.1         1983 Stock Option Plan, as amended (Exhibit 10.1 to Form 10-K)
             (10)
10.2         Amended and Restated Incentive Stock Option Plan (4)
10.3         License Agreement dated March 19, 1981 (1)
10.4 First Amended and Restated 1984 Employee Stock Purchase Plan, as amended (Exhibit 19.1 to Form 10-Q) (11)
10.5         License Agreement dated as of June 1, 1986 (Exhibit 10.16 to
             Form 10-K) (3)
10.6         3Com Corporation Director Stock Option Plan, as amended (Exhibit
             19.3 to Form 10-Q) (11)
10.7 Bridge Communications, Inc. 1983 Stock Option Plan, as amended (Exhibit 4.7 to Form S-8) (2)
10.8 3Com Headquarters Lease dated December 1, 1988, as amended (Exhibit 10.14 to Form 10-K) (10)
10.9         Ground Lease dated July 5, 1989 (Exhibit 10.19 to Form 10-K) (5)
10.10        Sublease Agreement dated February 9, 1989 (Exhibit 10.20 to Form
             10-K) (5)
10.11        Credit Agreement dated April 21, 1993
10.12        Asset Purchase Agreement dated as of January 24, 1992 (Exhibit
             2.1 to Form 8-K) (12)
10.13 3Com Corporation Restricted Stock Plan dated July 9, 1991 (Exhibit 19.2 to Form 10-Q) (11)
10.14 Agreement and Plan of Merger dated December 16, 1992 (Exhibit 3 to Form 8-K) (13)
10.15        Form of Indemnity Agreement for Directors and Officers (Exhibit
             10.15 to Form 10-Q) (13)
10.16 Agreement and Plan of Reorganization dated December 16, 1993 among 3Com Corporation, 3Sub Corporation and Synernetics, Inc. (Exhibit 7.1 to Form 8-K) (14)
10.17 Side Agreement Regarding Agreement and Plan of Reorganization dated January 14, 1993 among 3Com Corporation, 3Sub Corporation and Synernetics, Inc. (Exhibit 7.2 to Form 8-K) (14)
10.18 Agreement and Plan of Reorganization dated January 18, 1994 (Exhibit 7.2 to Form 8-K) (15)
10.19        Indemnity and Escrow Agreement dated February 2, 1994.  (Exhibit
             7.3 to Form 8-K) (15)
10.20        Amendment to Credit Agreement
10.21        Second Amendment to Credit Agreement
10.22        1994 Stock Option Plan
21.1         Subsidiaries of the Registrant
23.1         Consent of Deloitte & Touche LLP
23.2         Consent of Levine, Zeidman & Daitch, P.C.
99.1 Descriptive List of Exhibits and Schedules to the Agreement and Plan of Reorganization dated December 16, 1993 by and among 3Com Corporation, 3Sub Corporation and Synernetics, Inc.
99.2 Descriptive List of Exhibits and Schedules to the Agreement and Plan of Reorganization dated January 18, 1994 by and among 3Com Corporation, 3Sub Acquisition Corporation and Centrum Communications, Inc.


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

     (6) Incorporated by reference to Exhibit 19.1 to Registrant's Form 10-Q filed on April 14, 1990 (File No. 0-12867).

     (7)  Incorporated by reference to the corresponding Exhibit or the
          Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 28, 1990 (File No. 0-12867).

     (8) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 2, 1991 (File No. 0-12867).

     (9) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on April 15, 1991 (File No. 0-12867).

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

    (14) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 8-K filed on January 31, 1994 (File No. 0-12867).

    (15) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 8-K filed on February 11, 1994 (File No. 0-12867).

    (16) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 27, 1993 (File No. 0-12867).

    (17) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on April 13, 1994 (File No. 0-12867).

    (18) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 14, 1994 (File No. 0-12867).



                DESCRIPTIVE LIST OF EXHIBITS AND SCHEDULES TO THE
                      AGREEMENT AND PLAN OF REORGANIZATION
                      Dated December 16, 1993 By and Among
                        3COM CORPORATION, 3SUB CORPORATION
                              AND SYNERNETICS, INC.


Exhibit A:    The Agreement of Merger as filed with the Secretaries
              of State of Delaware and California setting forth the
              terms of the Merger (consistent with the terms in the
              Agreement)
Exhibit B-1:  Form of Key Employee Agreement
Exhibit B-2:  Scheduled Employees of Synernetics
Exhibit C:    Disclosure Schedule stating exceptions from representations
Exhibit D:    Disclosure Schedule stating exceptions from representations
Exhibit F:    Opinion of Gray Cary Ware & Freidenrich
Exhibit G:    Opinion of Testa, Hurwitz & Thibeault



                DESCRIPTIVE LIST OF EXHIBITS AND SCHEDULES TO THE
                        AGREEMENT AND PLAN OF REORGANIZATION
                          Dated January 18, 1994 By and Among
                 3COM CORPORATION, 3SUB ACQUISITION CORPORATION
                       AND CENTRUM COMMUNICATIONS, INC.


Exhibit A:   The Agreement of Merger as filed with the Secretary of State of California setting forth the terms of the Merger
             (consistent with the terms in the Agreement)
Exhibit B:   Disclosure Schedule stating exceptions from representations
Exhibit C:   List of Option Holders
Exhibit D:   Disclosure Schedule stating exceptions from representations
Exhibit F:   Opinion of Counsel to 3Com
Exhibit G:   Opinion of Counsel to Centrum
Exhibit H-1: Non-compete Agreement with Mr. Gilbert Hu
Exhibit H-2: Employment and Non-competition Agreement with Vincent Liu Exhibit H-3: Employment and Non-competition Agreement with Ann Zeichner



                                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                       3Com Corporation
                                       (Registrant)

Date:  August 26, 1994    By   /s/      Eric A. Benhamou
                                        Eric A. Bhamou
                                        Chairman, President and Chief
                                        Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                               Title                      Date

                                Chairman of the Board
/s/  Eric A. Benhamou           President, and                August 26, 1994
                                 Chief Executive Officer
    (Eric A. Benhamou)          Principal Executive Officer)


                               Vice President, Finance and
/s/ Christopher B. Paisley     Chief Financial Officer        August 26, 1994
                               (Principal Financial and
   (Christopher B. Paisley)    Accounting Officer)


/s/ James L. Barksdale           Director                     August 26, 1994
   (James L. Barksdale)


/s/ Gordon  A. Campbell       Director                        August 26, 1994
   (Gordon A. Campbell)


/s/ Jean-Louis Gassee            Director                     August 26, 1994
   (Jean-Louis Gassee)


/s/ Stephen  C. Johnson         Director                      August 26, 1994
   (Stephen C. Johnson)


/s/ Philip C. Kantz                 Director                  August 26, 1994
   (Philip C. Kantz)


/s/ William F. Zuendt             Director                    August 26, 1994
   (William F. Zuendt)


/s/ Jack L. Hancock                Director                   August 26, 1994
   (Jack L. Hancock)


SCHEDULE I

                                           3Com Corporation

                      TEMPORARY CASH INVESTMENTS
                                               May 31, 1994
                                               (in thousands)


                                                      Amount at Which Carried
Description     Par Value     Cost    Market Value    in Balance Sheet

Various Tax
Exempt
municipal
bonds(1)         $59,860     $63,413   $63,208            $63,413

(1) Municipal obligations consist primarily of prerefunded general obligations and revenue bonds carried at cost. No individual issue exceeds 2% of total assets.


SCHEDULE II

                                3Com Corporation

 AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
        PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                For the Years Ended May 31, 1992, 1993, and 1994
                              (in thousands)

Year                         Balance                              Balance at
ended                        beginning                            end of
May 31     Name of debtor    of period  Additions  Collections    period-
                                                                  current

1992        J. Koch             -         $225 (1)     -          $225
1993        J. Koch           $225          -        $225           -
1994        M. Kapp             -         $567 (2)     -          $567

(1) Consists of a promissory note issued on May 28, 1992 and paid in full on July 7, 1992. The note bore interest at 5.5% and was interest free for the first 90 days. The note was paid within the 90-day interest free period.

(2)  Represents a one-year, interest-free bridge loan granted in November 1993.

SCHEDULE VIII


                           3Com Corporation

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
            For the Years Ended May 31, 1992, 1993 and 1994
                             (in thousands)

                                        Reclassi-
                            Additions   fications
                 Balance at charged to  and charges           Pooled   Balance
                 beginning  costs and   to other              Business  at end
                 of period  expenses    accounts   Deductions  -Net(1) of period

DESCRIPTION
Year ended
May 31, 1992:
Allowance
for
doubtful
accounts         $ 5,129    $ 3,683     $   306(3)  $ 2,019(2)    -      $ 7,099

Product
return
reserve            3,040      2,080         308(3)    1,421       -        4,007

Accrued
product
warranty           5,370      6,587          -        4,392       -        7,565

Restructuring
reserves:

  Inventory
  reserve          2,974         -           -        1,794       -        1,180

  Property
  and
  equipment
  reserve          2,633         -        3,123 (4)   1,598       -        4,158

  Accrued
  restruc-
  turing
  costs           29,915         -       (3,123)(4)  14,219       -       12,573

  Total
  restruc-
  turing
  reserves        35,522         -            -      17,611       -       17,911

YEAR ENDED
MAY 31, 1993:

Allowance
for
doubtful
accounts        $ 7,099     $ 1,995            -  $  2,636(2)    $40     $ 6,498

Product
return
reserve           4,007       2,088            -     2,716        53       3,432

Accrued
product
warranty          7,565       9,494            -     6,546        40      10,553

Restructuring
reserves:

  Inventory
  reserve         1,180          -         1,834 (4) 1,315        -        1,699

  Property
  and
  equipment
  reserve         4,158      (1,844)(5)       25 (4) 2,246        -           93

  Accrued
  restructuring
  costs          12,573      (1,502)(5)   (1,859)(4) 5,155        -            4,057

  Total
  restructuring
  reserve        17,911      (3,346)          -      8,716        -            5,849

YEAR ENDED
MAY 31, 1994:

Allowance
for
doubtful
accounts        $ 6,498     $ 4,459      $  168 (3)    723(2)     -          $10,402

Product
return
reserve           3,432       1,759          -       1,422        -            3,769

Accrued
product
warranty         10,553      11,776         863       9,506       -           13,686

Restructuring
reserves:

  Inventory
  reserve         1,699         -            -          774       -              925

  Property
  and
  equipment
  reserve             93        -            -           -        -              93

  Accrued
  restructuring
  costs            4,057        -            -        1,321       -            2,736

    Total
    restructuring
    reserves       5,849        -            -        2,095       -            3,754

<F1>
(1) Pooled business - net represents activity of Star-Tek for the period of January 1, 1992 through May 31, 1992 (see Note 3 to the Consolidated Financial Statements).
<F2>
(2)  Accounts written off - net of recoveries.
<F3>
(3)  Adjustments relating to purchased businesses.
<F4>
(4)  Accrued restructuring costs reclassified to other restructuring reserves.
<F5>
(5) Reduction in restructuring reserves based on current estimates of future costs.

SCHEDULE X
                                      3Com Corporation
                          SUPPLEMENTARY INCOME STATEMENT INFORMATION
                       For the Years Ended May 31, 1992, 1993 and 1994
                                   (in thousands)

                                   Charged to Costs and Expenses
Item                           1992              1993             1994

Advertising costs             $15,918           $40,014         $53,288


The amounts for maintenance and repairs, depreciation and amortization of intangible assets, preoperating costs and similiar deferrals, taxes other than payroll and income taxes and royalties are not presented, as these items did not exceed 1% of total sales in each of the three periods presented.