Form 10-Q
period 1994-08-31
3COM CORP
filed 1994-10-17
CIK 738076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington,  D. C.  20549

This conforming paper format document is being submitted pursuant to rule 300(d) of regulation s-t.

FORM 10-Q

     X quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934

For the Quarterly Period Ended August 31, 1994
Commission File No. 0-12867

or

	   transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934

For the transition period from        to

____________________

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

     Yes  XX          No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 31, 1994, 64,702,410 shares of the Registrant's Common Stock were outstanding.



3Com Corporation

TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements:

	  Consolidated Balance Sheets
	  August 31, 1994 and May 31, 1994

	  Consolidated Statements of Income
	  Quarter ended August 31, 1994 and 1993

	  Consolidated Statements of Cash Flows
	  Quarter ended August 31, 1994 and 1993

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


Signatures



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


3Com Corporation
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)


		                                    			August 31,     May 31,
					                                      1994          1994
                                    					----------    ---------
				                                    	(unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents             $ 75,237      $ 66,284
   Temporary cash investments              62,954        63,413
   Trade receivables                      121,774       118,653
   Inventories                             57,335        71,352
   Deferred income taxes                   32,344        31,236
   Other                                    9,964        10,134
                                   					 --------      --------
Total current assets                      359,608       361,072

Property and equipment-net                 72,658        67,001

Other assets                               14,948        16,270
                                   					 --------      --------
Total                                    $447,214      $444,343
					                                    ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                      $ 40,313      $ 51,827
   Accrued and other liabilities           76,036        91,130
   Income taxes payable                    32,413        19,090
   Current portion of long-term
     obligations                              472           482
					                                    --------      --------
Total current liabilities                 149,234       162,529

Long-term obligations                         913         1,058

Shareholders' Equity:
Preferred stock, no par value, 3,000,000
   shares authorized; none outstanding         -             -
Common stock, no par value, 200,000,000
   shares authorized; shares outstanding:
   August 31, 1994: 64,702,410;
   May 31, 1994:  65,052,900              222,148       219,937
Unamortized restricted stock grants          (208)         (202)
Retained earnings                          75,371        61,326
Accumulated translation adjustments          (244)         (305)
               				                      --------      --------

Total shareholders' equity                297,067       280,756
  					                                  --------      --------

Total                                    $447,214      $444,343
					                                    ========      ========

See notes to consolidated financial statements.


3Com Corporation
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)
(unaudited)



					                                        Quarter Ended
	                                  				-------------------------
		                                  			August 31,     August 31,
					                                     1994          1993
		                                  			----------     ----------

Sales                                    $249,280      $162,091
                                   					 --------      --------

Costs and expenses:
   Cost of sales                          118,154        81,676
   Sales and marketing                     51,051        35,455
   Research and development                26,057        15,878
   General and administrative               9,488         8,204
                                   					 --------      --------
     Total                                204,750       141,213


Operating income                           44,530        20,878
Other expense-net                             (13)         (320)
Gain on sale of investment                     -         17,746
                                   					 --------      --------


Income before income taxes                 44,517        38,304
Income tax provision                       16,026        12,190
                                   					 --------      --------


Net income                               $ 28,491      $ 26,114
                                   					 ========      ========



Net income per common and equivalent
  share                                  $   0.41      $   0.40
                                   					 ========      ========


Common and equivalent shares used in
    computing per share amounts            69,539        65,312
                                   					 ========      ========


See notes to consolidated financial statements.


3Com Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

                                  					      Quarter Ended
		                                    			------------------------
			                                    		August 31,      August
					                                       1994          1993
			                                    		----------     ---------

Cash flows from operating activities:
   Net income                            $ 28,491      $ 26,114
   Adjustments to reconcile net income to cash
       provided by operating activities:
     Depreciation and amortization         10,202         6,555
     Gain on sale of investment                -        (17,746)
     Deferred income taxes                 (2,931)       (1,010)
     Changes in assets and liabilities:
       Trade receivables                   (3,121)       (1,430)
       Inventories                         13,615         4,589
       Other current assets                   170         9,237
       Accounts payable                   (11,514)       (6,778)
       Accrued and other liabilities      (15,343)         (124)
       Income taxes payable                15,820        12,529
	                                   				 --------      --------

Net cash provided by operating activities  35,389        31,936
                                   					 --------      --------

Cash flows from investing activities:
   Proceeds from sale of investment            -         18,066
   Investment in property and equipment   (13,543)       (6,534)
   Purchase of temporary cash investments  (5,092)       (5,046)
   Proceeds from temporary cash
     investments                            4,767         8,926
   Other-net                                2,222           105
                                   					 --------      --------

Net cash (used for) provided by
   investing activities                   (11,646)       15,517
                                   					 --------      --------

Cash flows from financing activities:
   Sale of stock                            2,107         1,456
   Repurchases of common stock            (16,893)      (16,496)
   Repayments of notes payable and capital
     lease obligations                        (65)           -
   Other-net                                   61          (465)
                                   					 --------      --------

Net cash used for financing activities    (14,790)      (15,505)
                                   					 --------      --------

Increase in cash and cash equivalents       8,953        31,948

Cash and cash equivalents at beginning
   of period                               66,284        40,046
                                   					 --------      --------

Cash and cash equivalents at end of
   period                                 $75,237       $71,994
                                   					 ========      ========

See notes to consolidated financial statements.


3Com Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated financial statements include the accounts of 3Com Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the Company's financial position as of August 31, 1994, and the results of operations and cash flows for the quarters ended August 31, 1994 and 1993.

     The results of operations for the quarter ended August 31, 1994 may not necessarily be indicative of the results for the fiscal year ending May 31, 1995.

     These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report to Shareholders for the year ended May 31, 1994.


2.   Investments

Effective June 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires the Company to classify debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale. At August 31, 1994, all temporary cash investments of the Company were classified as available-for-sale and the difference between the carrying value and fair value of those securities was not significant.


3.   Inventories consisted of (in thousands):

				                                  	August 31,      May 31,
				                                  	   1994          1994
                                  					----------     ---------

    Finished goods                       $35,370        $44,770
    Work-in-process                        7,260          8,232
    Raw materials                         14,705         18,350
                                   					 -------        -------

    Total                                $57,335        $71,352
                                   					 =======        =======


4.   Net Income Per Share

     Net income per common and equivalent share is computed using the weighted average number of common shares and the dilutive effects of stock options outstanding during the period using the treasury stock method. Weighted average shares outstanding and per share amounts have been restated to reflect the two-for-one stock split on September 1, 1994 for shareholders of record on August 16, 1994.



3Com Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Quarter ended August 31, 1994

The Company achieved record sales in the first quarter of fiscal 1995 totaling $249.3 million, an increase of $87.2 million or 54 percent from the corresponding quarter a year ago. Compared with the fourth quarter of fiscal 1994, sales for the first quarter of fiscal 1995 increased $7.8 million or 3 percent.

The Company believes that the year-over-year increase in first quarter sales is due to several factors, including general market strength in the data networking market, rapid growth in sales outside the U.S., the breadth of the Company's product offerings and its ability to deliver complete data networking solutions for different connectivity environments. Sales from products introduced in the last 12 months represented 25 percent of sales in the first quarter of fiscal 1995, a decline from 52 percent of sales in the first quarter of the prior year and an increase from 21 percent of sales in the fourth quarter of fiscal 1994.

Sales of network adapters in the first quarter of fiscal 1995 represented 55 percent of total sales and increased 48 percent from the corresponding period in fiscal 1994. The increase in network adapter sales represented an increase in unit volume partially offset by continuation of the industry-wide trend toward decreasing average selling prices. The increase in unit volume primarily resulted from sales of the EtherLink (registered trademark) III and the TokenLink (registered trademark) III network adapters but was also favorably impacted by the introduction of the PCMCIA adapter.

Sales of systems products (internetworking, hub and switching products) in the first quarter of fiscal 1995 represented 40 percent of total sales and increased 71 percent from the year-ago quarter. The increase was led primarily by the LinkBuilder (registered trademark) FMS (trademark) II, a component of 3Com's SuperStack (trademark) family of network system products, and TRi stackable hubs, the high-performance NETBuilder II (registered trademark) bridge/router, and the LANplex family of switching products. Similar to network adapters, the increase in systems product sales represented an increase in unit volume which was partially offset by a decrease in average selling prices. The Company believes there is an industry-wide trend towards demand for fully-functional, lower-priced stackable systems, such as 3Com's SuperStack network system products which are currently comprised of stackable hubs, remote office routers and LAN switching products.

Sales of other products (terminal servers, customer service, protocols and other products) represented five percent of first quarter sales. Sales of other products increased 12 percent from the first quarter of fiscal 1994, although they continued to represent a decreasing percentage of the Company's total sales, as expected.

Sales outside the United States provided 49 percent of first quarter sales, compared to 47 percent for the same period last year. Growth in sales was strong in all geographic regions, especially in Europe and Latin American regions. The Company believes that the increase in international sales from a year ago reflected the Company's continued expansion globally through the opening of new sales offices in Latin America, Asia and Europe, and the expansion of worldwide service and support programs.

Cost of sales as a percentage of sales was 47.4 percent for the quarter, compared to 50.4 percent for the first quarter of fiscal 1994. The 3.0 percentage points improvement in gross margin from the year-ago period resulted primarily from a favorable shipment mix towards lower-cost and higher-margin products and continued improvement in the efficiency of the Company's manufacturing operations.

Total operating expenses in the first quarter of fiscal 1995 were $86.6 million or 35 percent of sales, compared to $59.5 million or 37 percent of sales for the first quarter of fiscal 1994. The Company has been successful in its efforts to grow operating expenses at a rate slower than sales growth. The $27.1 million, or 45 percent increase in operating expenses reflected increased selling costs related to higher sales volume, the cost of developing and promoting the Company's products, increased investment in research and development activities and growth in the number of employees in all parts of the Company, especially in research and development. Annualized revenue per average headcount was $426,000 in the first quarter of fiscal 1995, compared to $327,000 in the first quarter of fiscal 1994, an increase of 30 percent.

Nonoperating income was favorably impacted during the first quarter of fiscal 1994, as the Company realized a gain of $17.7 million from the sale of the Company's investment in Madge N.V.

The Company's effective income tax rate was 36 and 32 percent in the first quarter of fiscal 1995 and 1994, respectively. The 32 percent income tax rate in the prior year quarter reflected the recognition of a net benefit of $1.2 million which resulted from retroactive changes to the Revenue Reconciliation Act of 1993. Without this $1.2 million benefit, the effective income tax rate would have been 35 percent.

Net income for the first quarter of fiscal 1995 was a record $28.5 million, or $0.41 per share, compared to net income of $26.1 million, or $0.40 per share, reported a year ago. Excluding the gain from sale of an investment and the tax benefit, net income for the first quarter of fiscal 1994 would have been $13.4 million, or $.20 per share. Net income per share for the first quarter of fiscal 1994 has been restated to reflect the two-for-one stock split on September 1, 1994 for shareholders of record on August 16, 1994.


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

The market for the Company's products is characterized by rapidly changing technology. An unexpected change in one or more of the technologies affecting data networking or in market demand for products based on a particular technology could have a material adverse effect on the Company's operating results. For instance, a large portion of the Company's revenues is comprised of sales of products based on the Ethernet technology. The Company's operating results could be adversely affected if there is an unexpected change in demand for products based on such technology or if the Company does not respond timely and effectively to expected changes. The Company is engaged in research and development activities in certain emerging high-speed technologies, such as 100 Mbps Ethernet, ATM and FDDI. As the industry standardizes on high-speed technologies, there can be no assurance that the Company will be able to respond timely to compete in the marketplace.

Some key components of the Company's products are currently available only from single sources. There can be no assurance that in the future the Company's suppliers will be able to meet the Company's demand for components in a timely and cost effective manner. The Company's operating results and customer relationships could be adversely affected by either an increase in prices for, or an interruption or reduction in supply of, any key components.

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


Liquidity and Capital Resources

Cash, cash equivalents and temporary cash investments at August 31, 1994 were $138.2 million, increasing $8.5 million from May 31, 1994. The announced acquisition of NiceCom Ltd., as described below, is expected to use a significant portion of the Company's cash, cash equivalents and temporary cash investments in the second quarter of fiscal 1995.

For the quarter ended August 31, 1994, net cash generated from operating activities was $35.4 million. Net cash generated from operating activities was offset by the final payment of $14.3 million to Centrum shareholders for the acquisition of Centrum Communications in February 1994. Inventory levels decreased $14.0 million from the prior fiscal year end, with inventory turnover improving from 6.5 turns at May 31, 1994 to 7.3 turns at August 31, 1994. Trade receivables at August 31, 1994 increased $3.1 million from May 31, 1994 due primarily to an increase in sales over the same time period. Days sales outstanding in receivables remained constant at 44 days at the end of the first quarter, compared to May 31, 1994.

During the quarter ended August 31, 1994, the Company repurchased 725,000 shares of common stock with a cash outlay of $16.9 million. As of August 31, 1994, the Company was authorized to repurchase up to an additional 2.8 million shares of its common stock in the open market.

During the first quarter of fiscal 1995, the Company signed a five-year lease for 225,000 square feet of office and manufacturing space to be built on land adjacent to its existing headquarters in Santa Clara. The Company estimates that it will commence occupancy of portions of the facility in early fiscal 1996, with payments on the lease to start no later than April 1996.

Since the beginning of the last fiscal year, the Company has completed several acquisition transactions which required substantial cash outlays, and has announced the pending acquisition of substantially all the assets of NiceCom Ltd., as described below. The Company believes that its existing cash balances, cash generated from operations and the available revolving credit agreement are sufficient to satisfy the anticipated cash outlay for the announced transaction and operating cash requirements through fiscal 1995. Should the Company decide to undertake other acquisition transactions during the current fiscal year, the Company believes that the foregoing sources of cash, together with other reasonable sources of capital, would be sufficient to satisfy its cash requirements for such transactions.


Subsequent Event

On September 20, 1994, the Company announced a definitive agreement to acquire substantially all of the assets of NiceCom Ltd., a subsidiary of Nice Systems Ltd., located in Tel Aviv, Israel. NiceCom Ltd. has announced a comprehensive Ethernet/ATM solution under development for a streamlined, scalable and seamless migration path from existing Ethernet LANs to ATM networking. The acquisition, with a value of approximately $58.5 million, together with transaction costs of approximately $4 million will be accounted for as a purchase and is expected to be completed in October 1994. It is anticipated that in the second quarter of fiscal 1995 the Company will charge to expense approximately $60 million ($0.58 per share) related to the acquisition of purchased in-process technology. The source of funds for the acquisition is expected to be the Company's existing balances of cash, cash equivalents and temporary cash investments and, as a result, the Company expects to use approximately forty percent of those balances in the second quarter of fiscal 1995.


3Com Corporation

Part II.  Other Information

Item 1.   Legal Proceedings

	  Not applicable.

Item 2.   Changes in Securities

	  Not applicable.

Item 3.   Defaults Upon Senior Securities

	  None.

Item 4.   Submission of Matters to a Vote of Security Holders

	  None.

Item 5.   Other Information

	  None.

Item 6.   Exhibits and Reports on Form 8-K

	  (a)  Exhibits

	       Exhibit
	       Number        Description
	       3.1 Amended and Restated Articles of Incorporation (Exhibit 19.1 to Form 10-Q) (8)
	       3.2 Certificate of Amendment of the Amended and Restated Articles of Incorporation (Exhibit 3.2 to Form 10-K) (19)
	       3.3    Bylaws, as amended and restated (Exhibit 3.2 to Form
10-K) (10)
	       4.1    Reference is made to Exhibit 3.1 (Exhibit 4.1 to Form
10-K) (19)
	       10.1   1983 Stock Option Plan, as amended (Exhibit 10.1 to
Form 10-K) (10)
	       10.2   Amended and Restated Incentive Stock Option Plan (4)
	       10.3   License Agreement dated March 19, 1981 (1)
	       10.4 First Amended and Restated 1984 Employee Stock Purchase Plan, as amended (Exhibit 19.1 to Form 10-Q) (11)
	       10.5   License Agreement dated as of June 1, 1986 (Exhibit
10.16 to Form 10-K) (3)
	       10.6 3Com Corporation Director Stock Option Plan, as amended (Exhibit 19.3 to Form 10-Q) (11)
	       10.7 Bridge Communications, Inc. 1983 Stock Option Plan, as amended (Exhibit 4.7 to Form S-8) (2)
	       10.8 3Com Headquarters Lease dated December 1, 1988, as amended (Exhibit 10.14 to Form 10-K) (10)
	       10.9   Ground Lease dated July 5, 1989 (Exhibit 10.19 to
Form 10-K) (5)
	       10.10  Sublease Agreement dated February 9, 1989 (Exhibit
10.20 to Form 10-K) (5)
	       10.11 Credit Agreement dated April 21, 1993 (Exhibit 10.11 to Form 10-K) (16)
	       10.12 Asset Purchase Agreement dated as of January 24, 1992 (Exhibit 2.1 to Form 8-K) (12)
	       10.13 3Com Corporation Restricted Stock Plan dated July 9, 1991 (Exhibit 19.2 to Form 10-Q) (11)
	       10.14 Agreement and Plan of Merger dated December 16, 1992 (Exhibit 3 to Form 8-K) (13)
	       10.15 Form of Indemnity Agreement for Directors and Officers (Exhibit 10.15 to Form 10-Q) (18)
	       10.16 Agreement and Plan of Reorganization dated December 16, 1993 among 3Com Corporation, 3Sub Corporation and Synernetics, Inc. (Exhibit 7.1 to Form 8-K) (14)
	       10.17 Side Agreement Regarding Agreement and Plan of Reorganization dated January 14, 1993 among 3Com Corporation, 3Sub Corporation and Synernetics, Inc. (Exhibit 7.2 to Form 8-K) (14)
	       10.18 Agreement and Plan of Reorganization dated January 18, 1994 (Exhibit 7.2 to Form 8-K) (15)
	       10.19 Indemnity and Escrow Agreement dated February 2, 1994 (Exhibit 7.3 to Form 8-K) (15)
	       10.20  Amendment to Credit Agreement (Exhibit 10.20 to Form
10-Q) (17)
	       10.21 Second Amendment to Credit Agreement (Exhibit 10.21 to Form 10-Q) (17)
	       10.22  1994 Stock Option Plan (Exhibit 10.22 to Form 10-K)
(19)
	       10.23 Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of July 14, 1994
	       10.24 Purchase Agreement between BNP Leasing Corporation and 3Com Corporation, dated July 14, 1994
	       27.1   Financial Data Schedule
____________________________________

	       (1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement on Form S-1 filed January 25, 1984 (File No. 2-89045).
	       (2) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Registration Statement on Form S-8 filed October 13, 1987 (File No. 33-17848).
	       (3) Incorporated by reference to the corresponding Exhibit or the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed August 29, 1987 (File No. 0-12867).
	       (4) Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form S-4 filed on August 31, 1987 (File No. 33-16850).
	       (5) Incorporated by reference to the corresponding Exhibit or the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 28, 1989 (File No. 0-12867).
	       (6) Incorporated by reference to Exhibit 19.1 to Registrant's Form 10-Q on April 14, 1990 (File No. 0-12867).
	       (7) Incorporated by reference to the corresponding Exhibit or the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 28, 1990 (File No. 0-12867).
	       (8) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 2, 1991 (File No. 0-12867).
	       (9) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on April 15, 1991 (File No. 0-12867).
	       (10) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 27, 1991 (File No. 0-12867).
	       (11) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed January 10, 1992 (File No. 0-12867).
	       (12) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 8-K filed on February 18, 1992 (File No. 0-12867).
	       (13) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 8-K filed on February 12, 1993 (File No. 9-12867).
	       (14) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 8-K filed on January 31, 1994 (File No. 0-12867).
	       (15) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 8-K filed on February 11, 1994 (File No. 0-12867).
	       (16) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 27, 1993 (File No. 0-12867).
	       (17) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on April 13, 1994 (File No. 0-12867).
	       (18) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 14, 1994 (File No. 0-12867).
	       (19) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 31, 1994 (File No. 0-12867).

	  (b)  Reports on Form 8-K

	       None.



SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				3Com Corporation
				(Registrant)



Dated:     October 13, 1994     By:/s/ Christopher B. Paisley
				   --------------------------
				     Christopher B. Paisley
				     Vice President Finance and
				     Chief Financial Officer
				     (Principal Financial Officer)