Form 10-Q
period 1994-11-30
3COM CORP
filed 1995-01-17
CIK 738076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington,  D. C.  20549

This conforming paper format document is being submitted pursuant to rule 300(d) of regulation s-t.

FORM 10-Q

x       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 1994   Commission File No. 0-12867

or

       	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
____________

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

Yes ....XX....          No ................

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 30, 1994, 65,972,423 shares of the Registrant's Common Stock were outstanding.



3Com Corporation

Table of Contents





PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	  Consolidated Balance Sheets
	  November 30, 1994 and May 31, 1994

	  Consolidated Statements of Income
	  Quarter and Six Months Ended November 30, 1994 and 1993

	  Consolidated Statements of Cash Flows
	  Six Months Ended November 30, 1994 and 1993

	  Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial
	Condition and Results of Operations


PART II.OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K


Signatures




PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

3Com Corporation
Consolidated Balance Sheets
(dollars in thousands)

                                  					     November 30,         May 31,
						                                          1994              1994
						                                          ----              ----
					                                        (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                    $ 98,856          $ 66,284
  Temporary cash investments                    139,902            63,413
  Trade receivables                             157,275           118,653
  Inventories                                    73,604            71,352
  Deferred income taxes                          32,312            31,236
  Other                                          16,504            10,134
						                                          -------           -------
Total current assets                            518,453           361,072

Property and equipment-net                       80,036            67,001

Other assets                                     32,292            16,270
                                          						-------           -------

Total                                          $630,781          $444,343
                                   					       ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                             $ 76,859          $ 51,827
  Accrued and other liabilities                  80,532            91,130
  Income taxes payable                           34,235            19,090
  Current portion of long-term obligations          454               482
                                          						-------           -------
Total current liabilities                       192,080           162,529

Long-term debt                                  110,000                -
Other long-term obligations                         926             1,058

Shareholders' Equity:
Preferred stock, no par value, 3,000,000
  shares authorized; none outstanding                -                 -
Common stock, no par value, 200,000,000 shares
  authorized; shares outstanding:  November 30, 1994:
  65,972,423; May 31, 1994:  65,052,900         250,203           219,937
Unamortized restricted stock grants                (170)             (202)
Retained earnings                                77,985            61,326
Accumulated translation adjustments                (243)             (305)
                                          						-------           -------

Total shareholders' equity                      327,775           280,756
                                          						-------           -------

Total                                          $630,781          $444,343
                                   					       ========          ========

See notes to consolidated financial statements.



3Com Corporation
Consolidated Statements of Income
(in thousands except per share data)
(unaudited)

				                                Quarter Ended          Six Months Ended
				                                 November 30,            November 30,
				                               ----------------        ----------------
				                               1994        1993        1994        1993
                            				   ----        ----        ----        ----

Sales                            $304,808    $205,275    $554,088    $367,366

Costs and expenses:
  Cost of sales                   141,646     102,410     259,800     184,086
  Sales and marketing              58,857      42,501     109,908      77,956
  Research and development         29,590      18,163      55,647      34,041
  General and administrative       10,272       8,689      19,760      16,893
  Purchased in-process technology  60,796          -       60,796          -
  Non-recurring items              (1,100)         -       (1,100)         -
                            				  -------     -------     -------     -------
  Total                           300,061     171,763     504,811     312,976
                            				  =======     =======     =======     =======

Operating income                    4,747      33,512      49,277      54,390
Other expense-net                    (662)       (492)       (675)      (812)
Gain on sale of investment             -           -           -       17,746
                            				  -------     -------     -------     -------

Income before income taxes          4,085      33,020      48,602      71,324
Income tax provision                1,471      11,557      17,497      23,747
                            				  -------     -------     -------     -------


Net income                       $  2,614   $  21,463   $  31,105   $  47,577
                            				 ========   =========   =========   =========


Net income per common and
  equivalent share
    Primary                     $     .04   $     .33   $     .44   $     .73
    Fully diluted               $     .04   $     .32   $     .44   $     .72

Common and equivalent shares used
  in computing per share amounts
    Primary                        71,111      65,738      70,417      65,384
    Fully diluted                  71,401      66,318      71,138      66,248

See notes to consolidated financial statements.



3Com Corporation
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

						                                            Six Months Ended
						                                              November 30,
						                                           1994          1993
                                          						 ----          ----
Cash flows from operating activities:
  Net income                                   $31,105       $47,577
  Adjustments to reconcile net income to cash
  provided by operating activities:
  Depreciation and amortization                 23,312        13,604
  Gain on sale of investment                        -        (17,746)
  Deferred income taxes                        (23,039)       (1,707)
  Purchased in-process technology               60,796            -
  Non-cash restructuring costs                  (1,100)           -
  Changes in assets and liabilities, net of effects
    of acquisitions:
      Trade receivables                        (38,224)      (16,632)
      Inventories                               (2,854)       10,205
      Other current assets                      (5,860)       (3,726)
      Accounts payable                          24,358         5,594
      Accrued and other liabilities            (13,449)           85
      Income taxes payable                      27,086        12,392
                                   					       -------       -------

Net cash provided by operating activities       82,131        49,646
                                   					       -------       -------

Cash flows from investing activities:
  Proceeds from sale of investment                  -         18,066
  Purchase of property and equipment           (28,232)      (11,903)
  Purchase of temporary cash investments       (92,518)      (35,327)
  Proceeds from temporary cash investments      14,448        14,614
  Acquisitions of businesses                   (48,692)           -
  Other-net                                      4,528        (1,567)
                                   					       -------       -------

Net cash used for investing activities        (150,466)      (16,117)
                                   					      --------       -------

Cash flows from financing activities:
  Sale of stock                                 10,921         7,334
  Repurchases of common stock                  (16,893)      (16,645)
  Net proceeds from issuance of convertible
    debt                                       106,945            -
  Repayments of notes payable and capital
    lease obligations                             (128)         (830)
  Other-net                                         62          (572)
                                   					       -------       -------

Net cash provided by (used for)
  financing activities                         100,907       (10,713)
                                   					       -------       -------

Increase in cash and cash equivalents           32,572        22,816

Cash and cash equivalents at beginning
  of period                                     66,284        40,046
                                   					       -------       -------

Cash and cash equivalents at end of period     $98,856       $62,862
                                   					       =======       =======

Non-cash financing and investing activities:
  Tax benefit on stock option transactions     $11,941        $3,574
  Stock issued and options assumed in
    business acquisitions                        9,797            -

See notes to consolidated financial statements.

3Com Corporation
Notes to Consolidated Financial Statements

1. The consolidated financial statements include the accounts of 3Com Corporation (the "Company") and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the Company's financial position as of November 30, 1994, and the results of operations and cash flows for the quarters and six months ended November 30, 1994 and 1993.

	The results of operations for the quarter and six months ended November 30, 1994 may not necessarily be indicative of the results for the fiscal year ending May 31, 1995.

	These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report to Shareholders for the year ended May 31, 1994.

2.      Investments

Effective June 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires the Company to classify debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale. At November 30, 1994, all temporary cash investments of the Company were classified as available-for-sale and the difference between the carrying value and fair value of those securities was not significant.

3.      Inventories consisted of (in thousands):

			                   November 30,    May 31,
				                      1994         1994
                     				 ----         ----

	Finished goods         $32,652      $44,770
	Work-in-process          8,763        8,232
	Raw materials           32,189       18,350
              			       -------      -------

	Total                  $73,604      $71,352
              			       =======      =======

4.      Long-Term Debt

	In November 1994, the Company completed a private placement under Rule 144A of the Securities Act of 1933 for $110 million convertible subordinated notes. The notes bear interest at 10.25% per annum, are payable semi-annually, and mature in 2001. Beginning in November 1997, the notes are convertible into the Company's common stock at an initial conversion price of $69.125 per share. The Company has reserved 1,591,320 shares of common stock for the conversion of these notes.

5.      Net Income Per Share

	Net income per common and equivalent share is computed using the weighted average number of common shares and the dilutive effects of stock options outstanding during the period using the treasury stock method. Weighted average shares outstanding and per share amounts have been restated to reflect the two-for-one stock split on September 1, 1994 for shareholders of record on August 16, 1994.

6.      Business Acquisitions

	On October 18, 1994, the Company acquired substantially all the assets and assumed substantially all the liabilities of NiceCom, Ltd. ("NiceCom"), and assumed all outstanding NiceCom stock options. The purchase price consisted of approximately $53.2 million plus $5.7 million of stock options. The purchase price was paid using funds from the Company's working capital and the issuance of 93,162 shares of common stock of the Company, with an aggregate value of $3.7 million. NiceCom is engaged in the development of ATM ("asynchronous transfer mode") switches and an Ethernet/ATM solution for a streamlined, scalable and seamless migration path from existing Ethernet LANs to ATM networking.

	On October 14, 1994, the Company acquired all of the outstanding shares and assumed all outstanding stock options of a company engaged in the development of network adapter technology. The purchase price consisted of approximately $2.3 million plus $400,000 of stock options. The purchase price was paid using funds from the Company's working capital.

	The acquisitions were accounted for as purchases and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the dates of acquisitions. The aggregate purchase price of $61.6 million plus $2.0 million of costs directly attributable to the completion of the acquisitions has been allocated to the assets and liabilities acquired. Approximately $60.8 million of the total purchase price represented in-process technology that had not yet reached technological feasibility and was charged to the Company's operations.

	The Company's consolidated results of operations include the operating results of the acquired companies from their acquisition dates. Pro forma results of operations are not presented as the amounts would not significantly differ from the Company's historical results.




3Com Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Acquisitions

During the second fiscal quarter ended November 30, 1994, 3Com Corporation enhanced its High Performance Scalable Networking solutions with the strategic acquisition of NiceCom, Ltd. (see Note 6 of Notes to Consolidated Financial Statements), an innovator of ATM technology. 3Com Corporation also acquired a company developing network adapter technology. The acquisitions were accounted for as purchases and accordingly the acquired assets and liabilities were recorded at their estimated fair market values at the dates of acquisition. The aggregate purchase price consisted of approximately $55.5 million plus $6.1 million of costs attributed to the exchange of the acquired companies' stock options for 3Com stock options and $2.0 million of costs directly attributable to the completion of the acquisitions. Approximately $60.8 million of the total purchase price represented in-process technology and was charged to the Company's operations during the quarter. The Company's consolidated results of operations for the second fiscal quarter ended November 30, 1994 included the operating results of the acquired companies from the dates of acquisition. References to the Company herein refer to 3Com and its subsidiaries.

Quarter ended November 30, 1994

The Company achieved record sales in the second quarter of fiscal 1995 totaling $304.8 million, an increase of $99.5 million or 48 percent from the corresponding quarter a year ago. Compared with the first quarter of fiscal 1995, sales for the second quarter of fiscal 1995 increased $55.5 million or 22 percent.

The Company believes that the year-over-year increase in second quarter sales is due to several factors, including general market strength in the data networking market, increases in personal computer sales, rapid growth in sales outside the U.S., the breadth of the Company's product offerings and its ability to deliver complete data networking solutions for different connectivity environments. Sales from products introduced in the last 12 months represented 43 percent of sales in the second quarter of fiscal 1995, an increase from 35 percent of sales in the second quarter of the prior year and from 25 percent of sales in the first quarter of fiscal 1995.

Sales of network adapters in the second quarter of fiscal 1995 represented 55 percent of total sales and increased 37 percent from the corresponding period in fiscal 1994. The increase in network adapter sales represented an increase in unit volume partially offset by continuation of the industry-wide trend toward decreasing average selling prices, particularly in the token ring market. The increase in unit volume primarily resulted from sales of the EtherLink(registered trademark) III network adapter, but was also favorably impacted by the recently introduced PCMCIA adapter. With the introduction of the newest version of the EtherLink III in the second quarter of fiscal 1995, the Company attained record sales of network adapters.

Sales of systems products (internetworking, remote access server, hub and switching products) in the second quarter of fiscal 1995 represented 41 percent of total sales and increased 75 percent from the year-ago quarter.
The increase was led primarily by the LinkBuilder(registered trademark) FMS II, a component of 3Com's SuperStack family of network system products, the LANplex(registered trademark) 6000 switching product, and the high-performance NETBuilder(registered trademark) Remote Office and NETBuilder II(registered trademark) bridge/router. Similar to network adapters, the increase in systems products sales represented an increase in unit volume which was partially offset by a decrease in average selling prices. The Company believes there is an industry-wide trend towards demand for fully-functional, fault-tolerant, lower-priced network systems in a stackable format. 3Com is currently delivering many components of its SuperStack network system including stackable hubs, remote office routers, LAN switching products and a redundant power system.

Sales of other products (terminal servers, customer service, protocols and other products) represented four percent of second quarter sales. Sales of other products increased six percent from the second quarter of fiscal 1994, although they continued to represent a decreasing percentage of the Company's total sales, as expected.

Sales outside the United States provided 52 percent of second quarter sales, compared to 49 percent for the same period last year. Growth in international sales was strong in all geographic regions, especially in the Asia Pacific and Latin American regions. The Company believes that this increase reflected the Company's continued expansion globally through the opening of new sales offices in Latin America, Asia and Europe, and the expansion of worldwide service and support programs.

Cost of sales as a percentage of sales was 46.5 percent for the quarter, compared to 49.9 percent for the second quarter of fiscal 1994. The 3.4 percentage points improvement in gross margin from the year-ago period resulted primarily from a favorable shipment mix towards the lower-cost EtherLink III network adapter and higher-margin switching products and continued improvement in the efficiency of the Company's manufacturing operations.

Total operating expenses in the second quarter of fiscal 1995 were $158.4 million compared to $69.4 million in the second quarter of fiscal 1994. Excluding the one-time charge of $60.8 million for purchased in-process technology and a non-recurring credit of $1.1 million for the reduction in accrued costs relating to the fiscal 1991 restructuring, total operating expenses in the second quarter of fiscal 1995 would have been $98.7 million, or 32.4 percent of sales, compared to 33.8 percent of sales a year ago. The Company has been successful in its efforts to grow operating expenses at a rate slower than sales growth. The increase in operating expenses of $29.3 million, or 42 percent, reflected increased selling costs related to higher sales volume, increased investment in research and development activities and growth in the number of employees in all parts of the Company, especially in research and development. The Company's average headcount increased 22 percent in the second quarter of fiscal 1995 over the same period one year ago. Annualized revenue per average headcount was $498,000 in the second quarter of fiscal 1995, compared to $409,000 in the second quarter of fiscal 1994, an increase of 22 percent.

Other expense (net) was $662,000 for the second quarter of fiscal 1995, compared with expense of $492,000 for the same quarter one year ago. The increase from the prior year represents higher provisions for doubtful accounts associated with increased sales partially offset by higher interest income. Due to the interest expense associated with the issuance of $110.0 million in convertible subordinated notes in the second quarter, other expense is expected to increase in future quarters above historical levels.

The Company's effective income tax rate was 36 percent in the second quarter of fiscal 1995 and 35 percent in the second quarter of fiscal 1994.

Net income for the second quarter of fiscal 1995 was $2.6 million, or $.04 per share, compared to net income of $21.5 million, or $0.32 per share, reported a year ago. Excluding the charge for purchased in-process technology and the non-recurring credit, the Company would have realized net income of $.55 per share in the second quarter of fiscal 1995. Net income per share for the second quarter of fiscal 1994 has been restated to reflect the two-for-one stock split on September 1, 1994 for shareholders of record on August 16, 1994.

Six Months Ended November 30, 1994

The Company achieved record sales for the first six months of fiscal 1995 totaling $554.1 million, an increase of $186.7 million or 51 percent from the corresponding period a year ago.

Cost of sales as a percentage of sales was 46.9 percent for the quarter, compared to 50.1 percent for the second quarter of fiscal 1994. The 3.2 percentage points improvement in gross margin from the year-ago period resulted primarily from a favorable shipment mix towards lower-cost and higher-margin products and continued improvement in the efficiency of the Company's manufacturing operations.

Total operating expenses in the first six months of fiscal 1995 were $245.0 million compared to $128.9 million in the first six months of fiscal 1994. Excluding the one-time charge of $60.8 million for purchased in-process technology and the non-recurring credit of $1.1 million for the reduction in accrued restructuring costs, total operating expenses in the first six months of fiscal 1995 would have been $185.3 million, or 33.4 percent of sales, compared to 35.1 percent of sales a year ago. The increase in operating expenses of $56.4 million, or 44 percent, reflected increased selling costs related to higher sales volume, the cost of developing and promoting the Company's products and an average headcount increase of 20 percent over the first six months of fiscal 1994.

Nonoperating income was favorably impacted during the first six months of fiscal 1994, as the Company realized a gain of $17.7 million from the sale of the Company's investment in Madge N.V.

Net income for the first six months of fiscal 1995 was $31.1 million, or $.44 per share, compared to net income of $47.6 million, or $.72 per share, for the first six months of fiscal 1994. Excluding the charge for purchased in-process technology and the non-recurring credit, the Company would have realized net income of $.95 per share for the first six months of fiscal 1995. Excluding the gain from the sale of an investment and a $1.2 million tax benefit, which resulted from retroactive changes to the Revenue Reconciliation Act of 1993, net income for the first six months of fiscal 1994 would have been $34.8 million, or $.53 per share. Net income per share for the first six months of fiscal 1994 has been restated to reflect the two-for-one stock split on September 1, 1994 for shareholders of record on August 16, 1994.

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

The market for the Company's products is characterized by rapidly changing technology. The Company's success depends in substantial part on the timely and successful introduction of new products. An unexpected change in one or more of the technologies affecting data networking or in market demand for products based on a particular technology could have a material adverse effect on the Company's operating results. For instance, a large portion of the Company's revenues is comprised of sales of products based on the Ethernet technology. The Company's operating results could be adversely affected if there is an unexpected change in demand for products based on such technology or if the Company does not respond timely and effectively to expected changes. The Company is engaged in research and development activities in certain emerging LAN and WAN high-speed technologies, such as 100 Mbps Ethernet, ATM and ISDN. As the industry standardizes on high-speed technologies, there can be no assurance that the Company will be able to respond timely to compete in the marketplace.

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

The Company is currently increasing its manufacturing facility capabilities in two locations. While the Company has significant experience in expanding its manufacturing operations, such expansion may be subject to unforeseen labor issues, adverse weather and construction or other delays.

Over the remainder of the fiscal year, the Company will be integrating the operations of its recent acquisition of NiceCom Ltd. into the Company's worldwide operations. Although the Company does not anticipate any problems, integrating a foreign entity presents complex regulatory, cultural and other issues.

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


Liquidity and Capital Resources

Cash, cash equivalents and temporary cash investments at November 30, 1994 were $238.8 million, increasing $109.1 million from May 31, 1994. During the quarter ended November 30, 1994, the Company received net proceeds of $106.9 million from the issuance of convertible subordinated notes and spent approximately $48.7 million in net cash for acquisitions (see Note 6 of Notes to Consolidated Financial Statements).

For the six months ended November 30, 1994, net cash generated from operating activities was $82.1 million. Net cash generated from operating activities was offset by the final payment of $14.3 million to Centrum shareholders in the first quarter of fiscal 1995 for the acquisition of Centrum Communications in February 1994. Inventory levels increased $2.3 million from the prior fiscal year end, with inventory turnover improving from 6.5 turns at May 31, 1994 to
8.6 turns at November 30, 1994. Trade receivables at November 30, 1994 increased $38.6 million from May 31, 1994 due primarily to an increase in sales. Days sales outstanding in receivables was 46 days at the end of the second quarter, compared to 44 days at May 31, 1994. Other noncurrent assets increased primarily due to an increase in noncurrent deferred taxes of $20.1 million associated with the acquisition of NiceCom and related charge for purchased in-process technology.

For the six months ended November 30, 1994, the Company made $28.2 million in capital expenditures. Major capital expenditures included upgrades and additions to manufacturing product lines, facility relocations, development of a worldwide accounting and information system, and upgrades of desktop systems.

During the six months ended November 30, 1994, the Company repurchased 725,000 shares of common stock with a cash outlay of $16.9 million. As of November 30, 1994, the Company was authorized to repurchase up to an additional 2.8 million shares of its common stock in the open market.

During the first quarter of fiscal 1995, the Company signed a five-year lease for 225,000 square feet of office and manufacturing space to be built on land adjacent to its existing headquarters in Santa Clara. Under such arrangement, the Company has committed to fund up to a maximum of $33.5 million for the construction of the buildings. The Company is obligated to purchase the property or cause a third party to purchase the property at a future date.
The Company estimates that it will commence occupancy of portions of the facility in early fiscal 1996, with payments on the lease to start no later than April 1996.

The Company believes that its existing cash balances, cash generated from operations and the available revolving credit agreement will be sufficient to satisfy operating cash requirements through calendar 1995.


PART II.      OTHER INFORMATION

Item 1. Legal Proceedings

		Not applicable.

Item 2. Changes in Securities

		Not applicable.

Item 3. Defaults Upon Senior Securities

		None.

Item 4. Submission of Matters to a Vote of Security Holders

       (a)     The Annual Meeting of Shareholders was held on September 29,
1994.

       (b) Each of the persons named in the Proxy Statement as a nominee for director was elected and the selection of Deloitte & Touche LLP as the Company's independent auditors for 1995 was ratified. The following are the voting results on each of these matters (voting results reflect the two-for-one stock split on September 1, 1994):

	  (1)     Election of Directors         In Favor        Withheld

   		         James L. Barksdale        55,591,380     1,459,054
		            Eric A. Benhamou          55,583,374     1,467,060
		            Gordon A. Campbell        55,581,826     1,468,608
		            Philip C. Kantz           55,587,750     1,462,684

	  (2)     Ratification of the selection  In Favor  Opposed   Abstained
       		  of Deloitte & Touche LLP
		         as the Company's indepen-
		         dent auditors for 1995.      56,923,048   53,082     74,304


Item 5. Other Information

		None.

Item 6. Exhibits and Reports on Form 8-K

		(a)     Exhibits

		  Exhibit
		  Number                    Description
		  ------                    -----------
		  3.1     Amended and Restated Articles of Incorporation
		     (Exhibit 19.1 to Form 10-Q) (8)
		  3.2     Certificate of Amendment of the Amended and Restated
		     Articles of Incorporation (Exhibit 3.2 to Form 10-K) (19)
		  3.3     Bylaws, as amended and restated (Exhibit 3.2 to Form
		     10-K) (10)
		  4.1     Reference is made to Exhibit 3.1 (Exhibit 4.1 to Form
		     10-K) (19)
		  10.1    1983 Stock Option Plan, as amended (Exhibit 10.1 to
		     Form 10-K) (10)
		  10.2    Amended and Restated Incentive Stock Option Plan (4)
		  10.3    License Agreement dated March 19, 1981 (1)
		  10.4    First Amended and Restated 1984 Employee Stock
		     Purchase Plan, as amended (Exhibit 19.1 to Form 10-Q) (11)
		  10.5    License Agreement dated as of June 1, 1986 (Exhibit
		     10.16 to Form 10-K) (3)
		  10.6    3Com Corporation Director Stock Option Plan, as
		     amended (Exhibit 19.3 to Form 10-Q) (11)
		  10.7    Bridge Communications, Inc. 1983 Stock Option Plan, as
		     amended (Exhibit 4.7 to Form S-8) (2)
		  10.8    3Com Headquarters Lease dated December 1, 1988, as
		     amended (Exhibit 10.14 to Form 10-K) (10)
		  10.9    Ground Lease dated July 5, 1989 (Exhibit 10.19 to Form
		     10-K) (5)
		  10.10   Sublease Agreement dated February 9, 1989 (Exhibit
		     10.20 to Form 10-K) (5)
		  10.11   Credit Agreement dated April 21, 1993 (Exhibit 10.11
		     to Form 10-K) (16)
		  10.12   Asset Purchase Agreement dated as of January 24, 1992
		     (Exhibit 2.1 to Form 8-K) (12)
		  10.13   3Com Corporation Restricted Stock Plan dated July 9,
		     1991 (Exhibit 19.2 to Form 10-Q) (11)
		  10.14   Agreement and Plan of Merger dated December 16, 1992
		     (Exhibit 3 to Form 8-K) (13)
		  10.15   Form of Indemnity Agreement for Directors and Officers
		     (Exhibit 10.15 to Form 10-Q) (18)
		  10.16   Agreement and Plan of Reorganization dated December
		     16, 1993 among 3Com Corporation, 3Sub Corporation and
		     Synernetics, Inc. (Exhibit 7.1 to Form 8-K) (14)
		  10.17   Side Agreement Regarding Agreement and Plan of
		     Reorganization dated January 14, 1993 among 3Com
		     Corporation, 3Sub Corporation and Synernetics, Inc. (Exhibit 7.2 to Form 8-K) (14)
		  10.18   Agreement and Plan of Reorganization dated January 18,
		     1994 (Exhibit 7.2 to Form 8-K) (15)
		  10.19   Indemnity and Escrow Agreement dated February 2, 1994
		     (Exhibit 7.3 to Form 8-K) (15)
		  10.20   Amendment to Credit Agreement (Exhibit 10.20 to Form
		     10-Q) (17)
		  10.21   Second Amendment to Credit Agreement (Exhibit 10.21
		     to Form 10-Q) (17)
		  10.22   1994 Stock Option Plan (Exhibit 10.22 to Form 10-K)
		     (19)
		  10.23   Lease Agreement between BNP Leasing Corporation, as
		     Landlord, and 3Com Corporation, as Tenant, effective as of July 14, 1994 (Exhibit 10.23 to Form 10-Q) (20)
		  10.24   Purchase Agreement between BNP Leasing Corporation
		     and 3Com Corporation, dated July 14, 1994 (Exhibit 10.24
		     to Form 10-Q) (20)
		  10.25   Asset Purchase Agreement dated September 18, 1994
		     (Exhibit 7.1 to Form 8-K) (21)
		  10.26   First Amendment to Asset Purchase Agreement dated
		     October 17, 1994 (Exhibit 7.2 to Form 8-K) (21)
		  10.27   Amended and restated Rights Agreement dated
		     December 21, 1994

	      (1)     Incorporated by reference to the corresponding Exhibit
		previously filed as an Exhibit to Registrant's Registration Statement on Form S-1 filed January 25, 1984 (File No. 2-89045)
	      (2)     Incorporated by reference to the Exhibit identified in
		parentheses previously filed as an Exhibit to Registrant's Registration Statement on Form S-8 filed
		October 13, 1987 (File No. 33-17848)
	      (3)     Incorporated by reference to the corresponding Exhibit
		or the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed August 29, 1987 (File No. 0-12867)
	      (4)     Incorporated by reference to Exhibit 10.2 to
		Registrant's Registration Statement on Form S-4 filed on August 31, 1987 (File No. 33-16850)
	      (5)     Incorporated by reference to the corresponding Exhibit
		or the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 28, 1989 (File No. 0-12867)
	      (6)     Incorporated by reference to Exhibit 19.1 to
		Registrant's Form 10-Q on April 14, 1990 (File No. 0-12867)
	      (7)     Incorporated by reference to the corresponding Exhibit
		or the Exhibit identified in parentheses previously filed as
		an Exhibit to Registrant's Form 10-K filed on August 28, 1990
		(File No. 0-12867)
	      (8)     Incorporated by reference to the Exhibit identified in
		parentheses previously filed as an Exhibit to Registrant's
		Form 10-Q filed on January 2, 1991 (File No. 0-12867)
	      (9)     Incorporated by reference to the Exhibit identified in
		parentheses previously filed as an Exhibit to Registrant's
		Form 10-Q filed on April 15, 1991 (File 0-12867)
	      (10)    Incorporated by reference to the Exhibit identified in
		parentheses previously filed as an Exhibit to Registrant's
		Form 10-K filed on August 27, 1991 (File No. 0-12867)
	      (11)    Incorporated by reference to the Exhibit identified in
		parentheses previously filed as an Exhibit to Registrant's
		Form 10-Q filed January 10, 1992 (File No. 0-12867)
	      (12)    Incorporated by reference to the Exhibit identified in
		parentheses previously filed as an Exhibit to Registrant's
		Form 8-K filed on February 18, 1992 (File No. 0-12867)
	      (13)    Incorporated by reference to the Exhibit identified in
		parentheses previously filed as an Exhibit to Registrant's
		Form 8-K filed on February 12, 1993 (File No. 9-12867)
	      (14)    Incorporated by reference to the Exhibit identified in
		parentheses previously filed as an Exhibit to Registrant's
		Form 8-K filed on January 31, 1994 (File No. 0-12867)
	      (15)    Incorporated by reference to the Exhibit identified in
		parentheses previously filed as an Exhibit to Registrant's
		Form 8-K filed on February 11, 1994 (File No. 0-12867)
	      (16)    Incorporated by reference to the Exhibit identified in
		parentheses previously filed as an Exhibit to Registrant's
		Form 10-K filed on August 27, 1993 (File No. 0-12867)
	      (17)    Incorporated by reference to the Exhibit identified in
		parentheses previously filed as an Exhibit to Registrant's
		Form 10-Q filed on April 13, 1994 (File No. 0-12867)
	      (18)    Incorporated by reference to the Exhibit identified in
		parentheses previously filed as an Exhibit to Registrant's
		Form 10-Q filed on January 14, 1994 (File No. 0-12867)
	      (19)    Incorporated by reference to the Exhibit identified in
		parentheses previously filed as an Exhibit to Registrant's
		Form 10-K filed on August 31, 1994 (File No. 0-12867)
	      (20)    Incorporated by reference to the Exhibit identified in
		parentheses previously filed as an Exhibit to Registrant's
		Form 10-Q filed on October 16, 1994 (File No. 0-12867)

		(b)     Reports on Form 8-K

			The Company filed two reports on Form 8-K during the fiscal quarter covered by this report, as follows:
			(i) Report on Form 8-K filed on November 1, 1994, reporting under Item 2 the completion of the acquisition of NiceCom, Ltd. effective
				October 18, 1994
			(ii) Report on Form 8-K filed on November 22, 1994, reporting under Item 5 the completion of a Placement Agreement for the private placement of convertible subordinated notes

			A report on Form 8-K/A amending the Report on Form 8-K, dated November 1, 1994 referenced above, was filed on December 30, 1994, and included the following financial statements:
			- Financial statements of NiceCom, Ltd. for the year ended December 31, 1993.
			- Unaudited Pro Forma Condensed Combining Financial Statements of 3Com Corporation.




Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					       3Com Corporation
					       (Registrant)



Dated:  January 13, 1995                By:    /s/ Christopher B. Paisley
                                               Christopher B. Paisley
					                                          Vice President Finance and
					                                          Chief Financial Officer
					                                          (Principal Financial Officer)