Form 10-Q
period 1995-02-28
3COM CORP
filed 1995-04-14
CIK 738076

____________________________________________________________
United States
Securities and Exchange Commission
Washington,  D. C.  20549

This document is being submitted
pursuant to rule 901(d) of regulation S-T.

FORM 10-Q

X       Quarterly report pursuant to section 13 or 15(d) of
the securities exchange act of 1934

For the Quarterly Period Ended February 28, 1995
Commission File No. 0-12867

or

Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934

For the transition period from         to

___________

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

Yes ....XX....          No ........

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of February 28, 1995, 66,480,931 shares of the
Registrant's Common Stock were outstanding.

____________________________________________________________



3Com Corporation

Table of Contents


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	   Consolidated Balance Sheets
	   February 28, 1995 and May 31, 1994

	   Consolidated Statements of Operations
	   Quarter and Nine Months Ended February 28,
	   1995 and 1994

	   Consolidated Statements of Cash Flows
	   Nine Months Ended February 28, 1995 and 1994

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


Signatures



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

3Com Corporation
Consolidated Balance Sheets
(dollars in thousands)

			                            	  February 28,      May 31,
				                                  1995            1994
	                             			     ----            ----
				                               (unaudited)

ASSETS
Current Assets:
   Cash and cash equivalents        116,859        $ 66,284
   Temporary cash investments       146,620          63,413
   Trade receivables                187,628         118,653
   Inventories                       89,562          71,352
   Deferred income taxes             31,608          31,236
   Other                             17,556          10,134
	                            			    -------         -------
Total current assets                589,833         361,072

Property and equipment-net           91,127          67,001

Other assets                         33,291          16,270
	                            			     ------          ------

Total                              $714,251        $444,343
	                            			   ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                $ 81,068       $  51,827
   Accrued and other liabilities    100,085          91,130
   Income taxes payable              39,936          19,090
   Current portion of long-term
     obligations                        219             482
	                             		    -------         -------
Total current liabilities           221,308         162,529

Long-term debt                      110,000              -
Other long-term obligations             870           1,058

Shareholders' Equity:
Preferred stock, no par value,
    3,000,000 shares authorized;
    none outstanding                     -               -
Common stock, no par value,
    200,000,000 shares authorized;
    shares outstanding:
    February 28, 1995:
    66,480,931; May 31, 1994:
    65,052,900                      263,728         219,937
Unamortized restricted stock grants  (2,205)           (202)
Retained earnings                   120,813          61,326
Accumulated translation adjustments    (263)           (305)
	                             			    -------         -------

Total shareholders' equity          382,073         280,756
	                            			    -------         -------

Total                              $714,251        $444,343
	                            			   ========        ========

See notes to consolidated financial statements.



3Com Corporation
Consolidated Statements of Operations
(in thousands except per share data)
(unaudited)

			                       Quarter Ended    Nine Months Ended
			                        February 28,       February 28,
		                      	  ------------       ------------
		                      	1995      1994      1995      1994
                      			----      ----      ----      ----

Sales                 $338,676  $218,166  $892,764  $585,532

Costs and expenses:
  Cost of sales        155,627   104,983   415,427   289,069
  Sales and marketing   64,901    44,002   174,809   121,958
  Research and
    development         33,132    19,369    88,779    53,410
  General and
    administrative      12,554     8,534    32,314    25,427
  Purchased in-process
    technology              -    134,481    60,796   134,481
  Non-recurring items       -         -     (1,100)       -
	                      -------   -------   -------   -------

    Total              266,214   311,369   771,025   624,345
		                     -------   -------   -------   -------

Operating income (loss) 72,462   (93,203)  121,739   (38,813)

Other expense-net      (1,684)     (412)   (2,359)   (1,224)
Gain on sale of
  investment                -         -         -     17,746
	                     		------    ------   -------    ------

Income (loss) before
  income taxes          70,778   (93,615)  119,380   (22,291)
Income tax provision    25,480     9,845    42,977    33,592
	                     		------    ------   -------    ------

Net income (loss)     $ 45,298 $(103,460) $ 76,403  $(55,883)
	              	      ======== =========  ========  ========



Net income (loss) per common and
  equivalent share:
    Primary           $   .63  $  (1.64)  $  1.08   $  (.90)
    Fully diluted     $   .63  $  (1.64)  $  1.06   $  (.90)

Common and equivalent shares used
  in computing per share amounts:
    Primary            72,073    63,088    70,981    61,924
    Fully diluted      72,288    63,088    71,758    61,924

See notes to consolidated financial statements.



3Com Corporation
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)


				                                   Nine Months Ended
		                                    			 February 28,
					                                 --------------------
				                                  1995            1994
                               		     ----            ----
Cash flows from operating activities:
  Net income (loss)                $ 76,403        $(55,883)
  Adjustments to reconcile
      net income (loss) to cash
      provided by operating activities:
    Depreciation and amortization    34,374          21,654
    Gain on sale of investment           -          (17,746)
    Deferred income taxes           (21,984)         (3,894)
    Purchased in-process technology  60,796         134,481
    Non-cash restructuring costs     (1,100)             -
    Changes in assets and liabilities,
	net of effects of acquisitions:
      Trade receivables             (68,371)        (32,893)
      Inventories                   (19,215)            975
      Other current assets           (6,912)          6,894
      Accounts payable               28,386            (777)
      Accrued and other liabilities   2,927           2,287
      Income taxes payable           40,716          16,837
	                            			     ------          ------

Net cash provided by operating
  activities                        126,020          71,935
	                            			    -------          ------

Cash flows from investing activities:
  Proceeds from sale of investment       -           18,066
  Purchase of property and
    equipment                       (48,790)        (20,765)
  Purchase of temporary cash
    investments                    (120,554)        (35,327)
  Proceeds from temporary cash
    investments                      35,445          88,053
  Acquisitions of businesses        (48,689)        (98,128)
  Other-net                           5,492          (4,213)
	                            			     ------          ------

Net cash used for investing
  activities                       (177,096)        (52,314)
	                            			   --------         -------

Cash flows from financing activities:
  Sale of stock                      14,279          16,080
  Repurchases of common stock       (19,590)        (16,645)
  Net proceeds from issuance of
    convertible debt                107,330              -
  Repayments of notes payable and
    capital lease obligations          (410)           (858)
  Other-net                              42            (831)
	                            			    -------          ------

Net cash provided by (used for)
  financing activities              101,651          (2,254)
	                            			    -------          ------

Increase in cash and cash
  equivalents                        50,575          17,367

Cash and cash equivalents at
  beginning of period                66,284          40,046
	                            			     ------          ------

Cash and cash equivalents at
  end of period                    $116,859        $ 57,413
	                            			   --------        --------

Non-cash financing and investing activities:
  Tax benefit on stock option
    transactions                    $19,870        $ 15,557
  Stock issued and options assumed
    in business acquisitions        $10,188        $ 21,089

See notes to consolidated financial statements.



3Com Corporation
Notes to Consolidated Financial Statements

1. The consolidated financial statements include the accounts of 3Com Corporation (the "Company") and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the Company's financial position as of February 28, 1995, and the results of operations and cash flows for the quarters and nine months ended February 28, 1995 and 1994.

	The results of operations for the quarter and nine months ended February 28, 1995 may not necessarily be indicative of the results for the fiscal year ending May 31, 1995.

	These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual
Report to Shareholders for the fiscal year ended May 31, 1994.

2.      Investments

Effective June 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires the Company to classify debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale. At February 28, 1995, all temporary cash investments of the Company were classified as available-for-sale and the unrealized gains and losses between the carrying value and fair value of those securities was not significant.

3.      Inventories consisted of (in thousands):

				                      February 28,   May 31,
				                         1995         1994
	                      		    ----         ----

	Finished goods            $49,672      $44,770
	Work-in-process             9,527        8,232
	Raw materials              30,363       18,350
                     				   ------       ------

	  Total                   $89,562      $71,352
                     				  =======      =======

4.      Long-Term Debt

	In November 1994, the Company completed a private placement under Rule 144A of the Securities Act of 1933 of $110 million aggregate principle amount of convertible subordinated notes. The notes bear interest at 10.25% per annum, are payable semi-annually, and mature in 2001. Beginning in November 1997, the notes are convertible into the Company's common stock at an initial conversion price of $69.125 per share. The Company has reserved 1,591,320 shares of common stock for the conversion of these notes.

5.      Net Income (Loss) Per Share

	Net income (loss) per common and equivalent share is computed based on the weighted average number of common shares and the dilutive effects of stock options outstanding during the period using the treasury stock method. Weighted average shares outstanding and per share amounts have been restated to reflect the two-for-one stock split on September 1, 1994 for shareholders of record on August 16, 1994.

6.      Business Acquisitions

	On October 18, 1994, the Company acquired substantially all the assets and assumed substantially all the liabilities of NiceCom, Ltd. ("NiceCom"), and assumed all outstanding NiceCom stock options. The purchase price consisted of approximately $53.2 million which was paid using funds from the Company's working capital and the issuance of 93,162 shares of common stock of the Company, with an aggregate value of $3.7 million. In addition, the Company assumed stock options with an associated value of $5.7 million. NiceCom is engaged in the development of ATM ("asynchronous transfer mode") switches and an Ethernet/ATM solution to provide a migration path from existing Ethernet LANs to ATM networking.

	On October 14, 1994, the Company acquired all of the outstanding shares and assumed all outstanding stock options of a company engaged in the development of network adapter technology. The purchase price consisted of approximately $2.3 million in cash plus the assumption of stock options with an associated value of $400,000. The purchase price was paid using funds from the Company's working capital.

	The acquisitions were accounted for as purchases and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the dates of acquisitions. The aggregate purchase price of $61.6 million plus $2.0 million of costs directly attributable to the completion of the acquisitions has been allocated to the assets and liabilities acquired. Approximately $60.8 million of the total purchase price represented the value of in-process technology that had not yet reached technological feasibility and was charged to the Company's operations.

	On February 28, 1995, the Company acquired AccessWorks
Communications of Holmdel, New Jersey. AccessWorks develops, manufactures and markets Integrated Services
Digital Network (ISDN) transmission products. The acquisition was accounted for as a purchase. The purchase price and costs directly attributable to the completion of the acquisition were not significant.

	The Company's consolidated results of operations include the operating results of the acquired companies from their acquisition dates. Pro forma results of operations of 3Com and the aforementioned acquired companies are not presented as the amounts would not significantly differ from the Company's historical results.



3Com Corporation

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

Quarter ended February 28, 1995

The Company achieved record sales in the third quarter of fiscal 1995 totaling $338.7 million, an increase of $120.5 million or 55 percent from the corresponding quarter a year ago. Compared with the second quarter of fiscal 1995, sales for the third quarter of fiscal 1995 increased $33.9 million or 11 percent.

The Company believes that the year-over-year increase in third quarter sales is due to several factors, including strong market acceptance of the Company's new products, continued market strength in the data networking market, rapid growth in sales outside the U.S., the breadth of the Company's product offerings and its ability to deliver complete data networking solutions for different connectivity environments. Sales from products introduced in the last 12 months represented 68 percent of sales in the third quarter of fiscal 1995, an increase from 26 percent of sales in the third quarter of the prior year and from 43 percent of sales in the second quarter of fiscal 1995.

Sales of network adapters in the third quarter of fiscal 1995 represented 55 percent of total sales and increased 54 percent from the corresponding period in fiscal 1994. The increase in network adapter sales represented the continued increase in unit volume partially offset by continuation of the industry-wide trend toward decreasing average selling prices, particularly in the token ring market. The increase in unit volume was attributed largely to sales of the most recent version of the EtherLink(registered trademark) III network adapter, but was also favorably impacted by sales of the PC Card adapter (formerly PCMCIA).

Sales of systems products (internetworking, remote access server, hub and switching products) in the third quarter of fiscal 1995 represented 41 percent of total sales and increased 65 percent from the year-ago quarter. The increase was led primarily by the LinkBuilder(registered trademark) FMS(trademark) II stackable hub, a component of 3Com's SuperStack((trademark) family of network system products, the LANplex(registered trademark) 6000 backbone switch, and the NETBuilder(registered trademark) Remote Office internetworking system. Also contributing to fiscal 1995 third quarter sales was the recently introduced LANplex(registered trademark) 2000 family of switches. Similar to network adapters, the increase in systems products sales represented an increase in unit volume which was partially offset by a decrease in average selling prices. The Company believes there is an industry-wide trend towards demand for fully-functional, fault-tolerant, lower-priced network systems in a stackable format. 3Com is currently delivering many components of its SuperStack network system including stackable hubs, remote office routers, LAN switching products and a redundant power system.

Sales of other products (terminal servers, customer service, protocols and other products) represented four percent of
third quarter sales.   These sales increased seven percent
from the third quarter of fiscal 1994, although they continued to represent a decreasing percentage of the Company's total sales, as expected.

Sales outside the United States provided 59 percent of third quarter sales, compared to 56 percent for the same period last year. Growth in international sales was strong in all geographic regions, especially in the Asia Pacific and Latin American regions. The Company believes that this increase reflected the Company's continued expansion globally through the opening of new sales offices in Latin America, Asia and Europe, and the expansion of worldwide service and support programs. The Company's exposure to foreign currency fluctuations was not significant in the third quarter of fiscal 1995 and 1994.

Cost of sales as a percentage of sales was 46.0 percent for the third quarter of fiscal 1995, compared to 48.1 percent for the third quarter of fiscal 1994. The 2.1 percentage points improvement in gross margin from the year-ago period resulted primarily from a favorable shipment mix towards higher margin switching products and the lower-cost
EtherLink III and TokenLink(registered trademark) III network adapters.

Total operating expenses in the third quarter of fiscal 1995 were $110.6 million, or 32.7 percent of sales, compared to $206.4 million in the third quarter of fiscal 1994. Excluding the charge of $134.5 million for purchased in-process technology resulting from the acquisitions of Synernetics, Inc. and Centrum Communications, Inc., and the technology licensing agreement with Pacific Monolithics, Inc., total operating expenses in the third quarter of fiscal 1994 would have been $71.9 million, or 33.0 percent of sales. The Company has been successful in its efforts to grow operating expenses at a rate slower than sales growth. The increase in continuing operating expenses of $38.7 million, or 54 percent, reflected increased selling costs related to higher sales volume, the cost of promoting new products, increased investment in research and development activities and growth in the number of employees in all parts of the Company. The Company's average headcount increased 26 percent in the third quarter of fiscal 1995 over the same period one year ago. Revenue per full-time employee on an average annualized basis was $510,000 in the third quarter of fiscal 1995, compared to $412,000 in the third quarter of fiscal 1994, an increase of 24 percent.

Other expense (net) was $1.7 million for the third quarter of fiscal 1995, compared with expense of $412,000 for the same quarter one year ago. The increase from the prior year is the result of the interest expense associated with the $110.0 million in convertible subordinated notes issued in the second quarter of fiscal 1995, partially offset by higher interest income due to larger cash and investment balances and rising interest rates.

The Company's effective income tax rate was 36 percent in the third quarter of fiscal 1995. Despite the net loss reported, the Company provided $9.8 million for income taxes in the third quarter of fiscal 1994 because a significant portion of the charge taken for purchased in-process technology was not tax deductible. The tax rate associated with continuing operations was 35 percent in the third quarter of fiscal 1994.

Net income for the third quarter of fiscal 1995 was $45.3 million, or $.63 per share, compared to a net loss of $103.5 million, or $1.64 per share, reported a year ago. Excluding the charge for purchased in-process technology, the Company would have realized net income of $24.9 million, or $.36 per share, in the third quarter of fiscal 1994. Net loss per share for the third quarter of fiscal 1994 has been restated to reflect the two-for-one stock split on September 1, 1994.

Nine Months Ended February 28, 1995

The Company achieved record sales for the first nine months of fiscal 1995 totaling $892.8 million, an increase of $307.2 million or 52 percent from the corresponding period a year ago.

Cost of sales as a percentage of sales was 46.5 percent for the first nine months of fiscal 1995, compared to 49.4 percent for the same period of fiscal 1994. The 2.9 percentage points improvement in gross margin from the prior year period resulted primarily from a favorable shipment mix towards the lower-cost EtherLink III network adapter and the higher-margin switching products and lower inventory obsolescence costs.

Total operating expenses in the first nine months of fiscal 1995 were $355.6 million compared to $335.3 million in the first nine months of fiscal 1994. Excluding the charge of $60.8 million for purchased in-process technology and the non-recurring credit of $1.1 million for the reduction in accrued costs relating to the fiscal 1991 restructuring, total operating expenses in the first nine months of fiscal 1995 would have been $295.9 million, or 33.1 percent of sales. Excluding the charge of $134.5 million for purchased in-process technology, total operating expenses in the first nine months of fiscal 1994 would have been $200.8 million, or 34.3 percent of sales. The increase in continuing operating expenses of $95.1 million, or 47 percent, reflected increased selling costs related to higher sales volume, the cost of developing and promoting the Company's products and an average headcount increase of 22 percent over the first nine months of fiscal 1994.

Other expense (net) was $2.4 million for the first nine months of fiscal 1995, compared with expense of $1.2 million for the same period one year ago. The increase from the prior year is the result of the interest expense associated with the issuance of $110.0 million in convertible subordinated notes and higher provisions for doubtful accounts associated with increased sales, partially offset by higher interest income due to larger cash and investment balances and rising interest rates.

Nonoperating income was favorably impacted during the first nine months of fiscal 1994, as the Company realized a gain of $17.7 million from the sale of the Company's investment in Madge N.V.

Net income for the first nine months of fiscal 1995 was $76.4 million, or $1.06 per share, compared to a net loss of $55.9 million, or $.90 per share, for the first nine months of fiscal 1994. Excluding the charge for purchased in-process technology and the non-recurring credit, the Company would have realized net income of $113.1 million, or $1.58 per share, for the first nine months of fiscal 1995. Excluding the charge for purchased in-process technology, the gain from the sale of an investment and a $1.2 million tax benefit, which resulted from retroactive changes to the Revenue Reconciliation Act of 1993, net income for the first nine months of fiscal 1994 would have been $59.7 million, or $.87 per share. Net loss per share for the first nine months of fiscal 1994 has been restated to reflect the two-for-one stock split on September 1, 1994.

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

The Company is currently increasing its manufacturing facility capabilities in two locations. While the Company has significant experience in expanding its manufacturing operations, such expansion may be subject to delay due to labor issues, adverse weather and construction or other unforeseeable delays.

Acquisitions of complementary businesses and technologies under development are an active part of the Company's overall business strategy. The Company has recently consummated acquisitions of several companies, including
NiceCom and AccessWorks Communications, and announced the acquisitions of Primary Access Corporation and Sonix
Communications, Ltd. There can be no assurance that products, technologies and businesses of acquired companies will be effectively assimilated into the Company's business or product offerings. There can be no assurance that any acquired products, technologies or businesses will contribute to the Company's revenues or earnings to any material extent. Further, the challenge of managing the integration of several companies and new technologies into the Company's product offerings simultaneously is significant, and there can be no assurance that the Company will be able to successfully manage such integration.

The market price of the Company's common stock has been, and may continue to be, extremely volatile. Factors such as new product announcements by the Company or its competitors, quarterly fluctuations in the Company's operating results and general conditions in the data networking market may have a significant impact on the market price of the Company's common stock. These conditions, as well as factors which generally affect the market for stocks of high technology companies, could cause the price of the Company's stock to fluctuate substantially, even over short periods.

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

Liquidity and Capital Resources

Cash, cash equivalents and temporary cash investments at February 28, 1995 were $263.5 million, increasing $133.8 million from May 31, 1994. During the nine months ended February 28, 1995, the Company received net proceeds of $107.3 million from the issuance of convertible subordinated notes and spent approximately $48.7 million in net cash for acquisitions (see Note 6 of Notes to Consolidated Financial Statements).

For the nine months ended February 28, 1995, net cash generated from operating activities was $126.0 million. Net cash generated from operating activities was offset by the final payment of $14.3 million to Centrum shareholders in the first quarter of fiscal 1995 for the acquisition of Centrum Communications in February 1994. Inventory levels increased $18.2 million from the prior fiscal year end, with inventory turnover improving from 6.5 turns at May 31, 1994 to 7.6 turns at February 28, 1995. Trade receivables at February 28, 1995 increased $69.0 million from May 31, 1994 due primarily to an increase in sales and the shortened accounting period in February which has historically increased days sales outstanding in receivables. Days sales outstanding in receivables was 50 days at the end of the third quarter, compared to 44 days at May 31, 1994 and 50 days at February 28, 1994. Other noncurrent assets increased primarily due to an increase in noncurrent deferred taxes of $20.1 million associated with the acquisition of NiceCom and the related charge for purchased in-process technology.

For the nine months ended February 28, 1995, the Company made $48.8 million in capital expenditures. Major capital expenditures included upgrades and additions to manufacturing product lines, facility relocations, development of a new worldwide accounting and information system, and upgrades of desktop systems.

During the nine months ended February 28, 1995, the Company repurchased 785,000 shares of common stock with a cash outlay of $19.6 million. As of February 28, 1995, the Company was authorized to repurchase up to an additional 2.7 million shares of its common stock in the open market.

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

Subsequent Events

On March 22, 1995, the Company announced definitive agreements to acquire Primary Access Corporation (Primary
Access), located in San Diego, California, and Sonix
Communications Limited (Sonix), located in Cirencester,
Gloucestershire in the United Kingdom. Primary Access develops, manufactures and markets fully integrated remote access products to network service providers. Sonix develops, manufactures and markets a portfolio of network access products specifically designed to optimize ISDN technology.

The acquisitions of Primary Access for 3Com common stock with a market value of approximately $170 million and Sonix for 3Com common stock with a market value of approximately $70 million will both be accounted for by the pooling-of-interests method and are expected to be completed effective in the fourth quarter of fiscal 1995.
Up to approximately 4.3 million shares of 3Com common stock are expected to be issued for the two transactions. The
Primary Access acquisition is subject to a number of conditions including the effectiveness of a registration statement covering the shares to be issued, and approval by the shareholders of Primary Access.



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

	   Not applicable.

Item 2.  Changes in Securities

	   On September 8, 1989, the Board of Directors of the Company declared a dividend distribution of one Common Stock Purchase Right (each a
	   "right" and collectively, the "Rights") for each outstanding share of Common Stock, without par value ("Common Stock"), of the Company pursuant to that certain Rights Agreement dated as of September 8, 1989 (the "Original
	   Rights Agreement"). The distribution was paid as of September 20, 1989, to shareholders of record on that date, and subsequently to holders of all shares of Common Stock issued after that date, pursuant to the terms of the Original Rights Agreement.

	   On December 13, 1994, the Board of Directors of the Company approved the amendment and restatement of the Original Rights Agreement to provide, among other things, that (i) each Right entitles the registered holder to purchase from the Company one full share of Common Stock at a price of $250 per share;
	   (ii) the term of the Rights be extended
	   through December 13, 2004; and (iii) pursuant to Section 15.5 of that certain Indenture by and between the Company and The First National
	   Bank of Boston, as trustee, dated as of
	   November 1, 1994 (the "Indenture"), upon conversion of the notes issued pursuant to the Indenture (the "Notes"), the holders of the Notes will be issued the Rights in addition to the Common Stock issuable upon such conversion, whether or not the Rights have separated from the Common Stock at the time of the conversion. The description and terms of the Rights, as amended, are set forth in the Amended and Restated Rights
	   Agreement dated as of December 21, 1994 (the
	   "Amended Rights Agreement") between the
	   Company and the First National Bank of Boston, as Rights Agent.

Item 3.  Defaults Upon Senior Securities

	   None.

Item 4.  Submission of Matters to a Vote of Security
	 Holders

	   None.

Item 5.  Other Information

	   None.

Item 6.  Exhibits and Reports on Form 8-K

	 (a) Exhibits

	     Exhibit
	     Number   Description
	     ------   -----------
	      3.1     Amended and Restated Articles of
Incorporation (Exhibit 19.1 to Form 10-Q) (8)
	      3.2     Certificate of Amendment of the
Amended and Restated Articles of Incorporation (Exhibit 3.2
to Form 10-K) (19)
	      3.3     Bylaws, as amended and restated
(Exhibit 3.2 to Form 10-K) (10)
	      4.1     Reference is made to Exhibit 3.1
(Exhibit 4.1 to Form 10-K) (19)
	      4.2     Indenture Agreement between 3Com
Corporation and The First National Bank of Boston for the private placement of convertible subordinated notes dated as of November 1, 1994 (Exhibit 5.2 to Form 8-K) (22)
	      4.3     Placement Agreement for the private
placement of convertible subordinated notes dated November 8, 1994 (Exhibit 5.1 to Form 8-K) (22)
	      4.4 Amended and Restated Rights Agreement dated December 21, 1994 (Exhibit 10.27 to Form 10-Q) (23)
	     10.1     1983 Stock Option Plan, as amended
(Exhibit 10.1 to Form 10-K) (10)
	     10.2     Amended and Restated Incentive Stock
Option Plan (4)
	     10.3     License Agreement dated March 19, 1981
(1)
	     10.4     First Amended and Restated 1984
Employee Stock Purchase Plan, as amended (Exhibit 19.1 to
Form 10-Q) (11)
	     10.5 License Agreement dated as of June 1, 1986 (Exhibit 10.16 to Form 10-K) (3)
	     10.6 3Com Corporation Director Stock Option Plan, as amended (Exhibit 19.3 to Form 10-Q) (11)
	     10.7 Bridge Communications, Inc. 1983 Stock Option Plan, as amended (Exhibit 4.7 to Form S-8) (2)
	     10.8 3Com Headquarters Lease dated December 1, 1988, as amended (Exhibit 10.14 to Form 10-K) (10)
	     10.9     Ground Lease dated July 5, 1989
(Exhibit 10.19 to Form 10-K) (5)
	     10.10 Sublease Agreement dated February 9, 1989 (Exhibit 10.20 to Form 10-K) (5)
	     10.11 Credit Agreement dated April 21, 1993 (Exhibit 10.11 to Form 10-K) (16)
	     10.12 Asset Purchase Agreement dated as of January 24, 1992 (Exhibit 2.1 to Form 8-K) (12)
	     10.13 3Com Corporation Restricted Stock Plan dated July 9, 1991 (Exhibit 19.2 to Form 10-Q) (11)
	     10.14    Agreement and Plan of Merger dated
December 16, 1992 (Exhibit 3 to Form 8-K) (13)
	     10.15    Form of Indemnity Agreement for
Directors and Officers (Exhibit 10.15 to Form 10-Q) (18)
	     10.16 Agreement and Plan of Reorganization dated December 16, 1993 among 3Com Corporation, 3Sub Corporation and Synernetics, Inc. (Exhibit 7.1 to Form 8-K)
(14)
	     10.17 Side Agreement Regarding Agreement and Plan of Reorganization dated January 14, 1993 among 3Com Corporation, 3Sub Corporation and Synernetics, Inc. (Exhibit
7.2 to Form 8-K) (14)
	     10.18 Agreement and Plan of Reorganization dated January 18, 1994 (Exhibit 7.2 to Form 8-K) (15)
	     10.19 Indemnity and Escrow Agreement dated February 2, 1994 (Exhibit 7.3 to Form 8-K) (15)
	     10.20    Amendment to Credit Agreement (Exhibit
10.20 to Form 10-Q) (17)
	     10.21    Second Amendment to Credit Agreement
(Exhibit 10.21 to Form 10-Q) (17)
	     10.22    1994 Stock Option Plan (Exhibit 10.22
to Form 10-K) (19)
	     10.23    Lease Agreement between BNP Leasing
Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of July 14, 1994 (Exhibit 10.23 to Form 10-Q)
(20)
	     10.24 Purchase Agreement between BNP Leasing Corporation and 3Com Corporation, dated July 14, 1994 (Exhibit 10.24 to Form 10-Q) (20)
	     10.25    Asset Purchase Agreement dated
September 18, 1994 among 3Com Corporation, NiceCom, Ltd., and Nice Systems, Ltd. (Exhibit 7.1 to Form 8-K) (21)
	     10.26    First Amendment to Asset Purchase
Agreement dated October 17, 1994 among 3Com Corporation, NiceCom, Ltd., and Nice Systems, Ltd. (Exhibit 7.2 to
Form 8-K) (21)


	     (1)        Incorporated by reference to the
corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement on Form S-1 filed
January 25, 1984 (File No. 2-89045)
	     (2) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Registration Statement on Form S-8 filed
October 13, 1987 (File No. 33-17848)
	     (3)        Incorporated by reference to the
corresponding Exhibit or the Exhibit identified in
parentheses previously filed as an Exhibit to Registrant's
Form 10-K filed August 29, 1987 (File No. 0-12867)
	     (4) Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form S-4 filed on August 31, 1987 (File No. 33-16850)
	     (5)        Incorporated by reference to the
corresponding Exhibit or the Exhibit identified in
parentheses previously filed as an Exhibit to Registrant's
Form 10-K filed on August 28, 1989 (File No. 0-12867)
	     (6) Incorporated by reference to Exhibit 19.1 to Registrant's Form 10-Q on April 14, 1990 (File No. 0-
12867)
	     (7) Incorporated by reference to the f corresponding Exhibit or the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's
Form 10-K filed on August 28, 1990 (File No. 0-12867)
	     (8) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 2, 1991 (File No. 0-12867)
	     (9) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on April 15, 1991 (File No. 0-12867)
	    (10) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 27, 1991 (File No. 0-12867)
	    (11) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed January 10, 1992 (File No. 0-
12867)
	    (12) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 8-K filed on February 18, 1992 (File No. 0-12867)
	    (13) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 8-K filed on February 12, 1993 (File No. 9-12867)
	    (14) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 8-K filed on January 31, 1994 (File No. 0-12867)
	    (15) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 8-K filed on February 11, 1994 (File No. 0-12867)
	    (16) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 27, 1993 (File No. 0-12867)
	    (17) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on April 13, 1994 (File No. 0-12867)
	    (18) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 14, 1994 (File No. 0-12867)
	    (19) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 31, 1994 (File No. 0-12867)
	    (20) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on October 16, 1994 (File No. 0-12867)
	    (21) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 8-K filed on November 1, 1994 (File No. 0-12867)
	    (22) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 8-K filed on November 16, 1994 (File No. 0-12867)
	    (23) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 13, 1995 (File No. 0-12867)

	 (b) Reports on Form 8-K

	       None.



Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


			   3Com Corporation
			   (Registrant)



Dated:  April 13, 1995     By: /s/ Christopher B. Paisley
			                            --------------------------
			                            Christopher B. Paisley
			                            Vice President Finance and
			                            Chief Financial Officer
			                            (Principal Financial Officer)