Form 10-K
period 1995-05-31
3COM CORP
filed 1995-06-29
CIK 738076

__________________________________________________________________________


	        	     SECURITIES AND EXCHANGE COMMISSION
			                 Washington, D. C. 20549

                       				 ---------

	                       			 FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	    EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 1995       Commission File No. 0-12867
				   or
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	    EXCHANGE ACT OF 1934

	    For the transition period from ________ to ________


	     		                     3COM CORPORATION
	          (Exact name of registrant as specified in its charter)


      	       California                                   94-2605794
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)
	       Identification No.)

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates, based upon the closing price of the Common Stock on May 31, 1995, as reported by the Nasdaq National Market, was approximately $3,364,000,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 31, 1995, 69,230,946 shares of the Registrant's Common Stock were outstanding.

The Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on September 28, 1995 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

__________________________________________________________________________



3Com Corporation
Form 10-K
For the Fiscal Year Ended May 31, 1995
Table of Contents

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

Part IV

	Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

	Exhibit Index
	Signatures
	Financial Statement Schedule





3Com, Boundary Routing, CardBoard, EtherLink, LANplex, LinkBuilder, NETBuilder, NETBuilder II and TokenLink are registered trademarks of 3Com Corporation. AccessBuilder, FDDILink, FMS, LinkSwitch, Impact, MSH, SuperStack Parallel Tasking and Transcend are trademarks of 3Com Corporation. 3ComFacts is a service mark of 3Com Corporation. Primary Access is a registered trademark of 3Com Primary Access. Aperture is a trademark of 3Com Primary Access. Apreggio is a registered trademark of 3Com Sonix in the United Kingdom. Micro Channel is a registered trademark of International Business Machines Corporation. TROPIC is a registered trademark of National Semiconductor Corporation. All other trademarks belong to their respective organizations.




PART I

ITEM 1.   Business

	3Com Corporation (referred to herein as 3Com, Registrant or the Company) was founded on June 4, 1979 and pioneered the networking industry. Since then, 3Com has evolved from a supplier of discrete networking products to a broad-based supplier of local area network (LAN) and network access systems for the large enterprise, small business, home and telco markets. Today, 3Com is a $1.3 billion company offering customers a broad range of ISO 9000-compliant global data networking solutions that include routers, hubs, remote access servers, switches and adapters for Ethernet, Token Ring, fiber distributed data interface (FDDI), Asynchronous Transfer Mode (ATM) and other high speed networks. Additionally, the Company offers Integated
Services Digital Network (ISDN) adapters and internetworking products for small sites and home users and integrated digital remote access systems used by network service providers and telecommunications carriers. 3Com's products are distributed and serviced worldwide through 3Com and its partners: principally systems integrators, value-added resellers, national resellers and dealers, distributors and original equipment manufacturers.

	3Com's name is derived from its focus on computer communication compatibility. With its long-standing commitment to multi-vendor interoperability, 3Com has been a leader in defining, shaping and promoting the growth of networking infrastructures that transmit data to all parts of the world quickly and efficiently. Underlying this commitment is a focus on:

	- simplicity in the way 3Com designs and manufactures products and in the way 3Com works with customers;
	- scalability of products to allow customers to purchase networking components that meet their current requirements, with the assurance that 3Com has cost effective migration and upgrade paths as their networking needs change;
	- value by providing high-performance products, managed through a single, powerful network management application, that lower the overall cost of the network ownership.

	In fiscal 1991, 3Com announced several actions to accelerate the transition to global data networking. These included: (i) the decision to wind down the operations of the workgroup systems business, which had focused on developing computing platforms optimized for data networks (network servers, workstations and operating software), (ii) the amendment of 3Com's license agreement with Microsoft Corporation, making Microsoft solely responsible for the LAN Manager network operating software and (iii) a reduction in 3Com's workforce of approximately 12 percent. 3Com recorded a restructuring charge to operating income of $67.0 million related to these actions in the third quarter of fiscal 1991.

	With the restructuring completed, 3Com embarked on an aggressive product development program, coupled with strategic acquisitions, to rebuild its product portfolio and increase its market share in the rapidly growing data networking market.

	During fiscal 1992 and 1993, 3Com focused on building its product portfolio with the introduction of new adapter, hub and internetworking platforms, retrained its sales force to sell connectivity systems and solutions, and expanded its global presence with new sales offices, service centers, and "parts banks" worldwide. The acquisition of the data networking products business of U.K.-based BICC Group, plc (BICC) in January 1992 strengthened 3Com's position in the structured wiring hub market and expanded 3Com's position in Europe. In January 1993, 3Com enhanced its Token Ring technology base with the acquisition of Star-Tek, Inc., a Massachusetts-based Token Ring hub manufacturer. Further, to meet increased demand for its network adapter products, in September 1993, 3Com began full-scale operations at its 60,000 square foot manufacturing facility in Blanchardstown, Ireland.

	In fiscal 1994, the Company introduced its High Performance Scalable Networking (HPSN) architecture with a focus on scaling network performance
and extending network reach.    Combined with Transcend network management,
HPSN demonstrates 3Com's ability to deliver complete connectivity systems for the enterprise and beyond, and provides customers with a framework for building and managing scalable, high-performance networking infrastructures. During the year, 3Com enhanced its product offerings under HPSN with two strategic acquisitions. First, in January 1994, 3Com acquired Synernetics, Inc. (Synernetics), 3Com's long-term development partner and the then revenue leader in the LAN switching market. The switching products of Synernetics are marketed under the LANplex name and include the LANplex 6000 backbone switch and LANplex 2000 family of departmental switches. Second, in February 1994, 3Com acquired Centrum Communications, Inc. (Centrum), an innovator in remote access internetworking technology. The Centrum remote access servers for Ethernet and Token Ring networks are marketed under the 3Com trademark AccessBuilder.

	Additionally, in December 1993, 3Com entered into a technology licensing agreement with Pacific Monolithics, Inc., a wireless communications developer, that will allow 3Com to offer 10 megabits-per-second (Mbps) wireless products for local area networks. The cost of the license was $2.5 million, substantially all of which was charged to 3Com's operations during the third fiscal quarter of 1994 as purchased in-process technology. Fiscal
1994 results included a $134.5 million pre-tax charge to operations for the combined effect of purchased in-process technology related to the acquisitions and licensing agreement. Also during fiscal 1994, 3Com expanded its product offerings with new and enhanced adapter, internetworking and stackable hub products, extended its worldwide presence with sales offices in five additional countries, expanded its major accounts sales force and added new production lines at its manufacturing facilities in both the U.S.
and Ireland.

	In fiscal 1995, there was accelerated customer migration toward higher performance and geographically dispersed networks. 3Com expanded its product line to address this trend with high performance adapters, enhanced remote access products, new LAN and ATM switches and higher density internetworking platforms. Additionally, during the second quarter of fiscal 1995, 3Com acquired substantially all the assets of Israel-based NiceCom, Ltd., (NiceCom) an innovator in ATM technology, and also acquired a company developing advanced network adapter technology. The aggregate purchase price of the two acquisitions was approximately $55.5 million, plus $6.1 million of costs attributed to the exchange of the acquired companies' stock options for 3Com stock options and $2.0 million of costs directly attributable to the completion of the acquisitions. Approximately $60.8 million of the total purchase price represented in-process technology and was charged to 3Com's operations during the quarter.

	The Company is also capitalizing on what it views as a substantial opportunity in providing connectivity solutions to the small and home office markets and to the commercial remote access market which provides dial-up connectivity to users of on-line information services, value-added networks, and transaction networks. In the third quarter of fiscal 1995, 3Com acquired its ISDN adapter development partner, New Jersey-based AccessWorks Communications Inc., (AccessWorks). In the fourth quarterof fiscal 1995, the Company announced the acquisition of all of the outstanding stock of Sonix Communications, Ltd., (Sonix) a U.K.-based innovator in ISDN internetworking technology, in exchange for approximately 1.2 million shares of 3Com common stock (with a value of approximately $70 million as of March 22, 1995, the date of the agreement). The transaction was closed on May 1, 1995, and was accounted for as a pooling-of-interests. Sonix is a market leader in ISDN internetworking in the United Kingdom, and manufactures and markets a portfolio of network access products specifically designed for data and voice. Sonix products include low-cost Ethernet-to-ISDN, leased-line or dial-up bridges and routers and provide connectivity among small dispersed workgroups and simple, high-performance, low-end, low-cost connectivity between central sites and remote offices. Sonix operates as a wholly-owned subsidiary of 3Com, known as 3Com Sonix.

	3Com believes that its principal competitive advantages lie primarily in the depth and breadth of its product line and a strong yet flexible business infrastructure. 3Com has strong brand recognition in Ethernet adapters, which it believes is transferable to other product and technology areas, as well as in stackable networking systems, LAN switching and remote office and personal office internetworking platforms. Additionally, 3Com believes its low-cost manufacturing, worldwide presence, flexible distribution strategy, and comprehensive service and support capabilities are allowing the Company to take advantage of market trends that are extending the reach, scope and performance of today's data networks.

 Recent Developments

	In the fourth quarter of fiscal 1995 ended May 31, the Company announced the agreement to acquire all of the outstanding stock, stock options and warrants of San Diego-based Primary Access Corporation (Primary Access), a leading supplier of integrated remote access systems to network service providers worldwide, in exchange for approximately 2.3 million shares of 3Com common stock and approximately 500,000 options and warrants to purchase 3Com common stock (with a value of approximately $170 million as of March
21, 1995, the date of the agreement). The transaction was accounted for as a pooling-of-interests and closed early in fiscal 1996 on June 9, 1995.
Primary Access pioneered software-defined access to public telephone networks with its digital Aperture platform. Sold to interexchange carriers, cellular and local carriers, as well as providers of on-line information services, value added networks (VANs) and transaction networks, the Aperture platform replaces fixed-function hardware devices such as channel banks, modems, ISDN devices and remote access servers in central data processing sites or points of presence (POPs). Customers of Primary
Access include Compuserve, AT&T, MCI, Sprint, regional Bell operating companies, more than 15 cellular carriers and leading banks and oil companies.


INDUSTRY SEGMENT INFORMATION

	3Com operates in one industry segment as described above.


PRODUCTS

	3Com believes that its HPSN architecture, with Transcend network management, provides customers with a blueprint for building and managing networking infrastructures using both current and emerging technologies, and for cost-effectively migrating to higher performance networks using existing platforms. HPSN defines five connectivity environments and delivers cost-effective, scalable systems solutions for each, using the full breadth of 3Com products. HPSN encourages customers to build networks to meet their current business objectives, while providing the assurance that their networks will scale as they add more users and new applications and migrate to emerging high performance technologies such as 100 Mbps Ethernet and ATM. In addition to the five enterprise connectivity environments defined by HPSN, 3Com also offers software-defined digital access platforms that deliver local access to the public telephone data network at sites known as points of presence (POPs) through its 3Com Primary Access subsidiary. The five types of enterprise connectivity environments and the point of presence central access site are defined as:

	Workgroup. While early data networks were installed as a means of connecting individual members of a workgroup to share files and other computing resources, such as printers, using Ethernet or Token Ring technology, the trend toward mission-critical applications and client/server topologies has created a need for more sophisticated workgroup connectivity with higher bandwidth capabilities, enhanced resilience, and a more powerful and flexible feature set. 3Com's industry-leading EtherLink, TokenLink and FDDILink adapters provide the desktop connection to the LAN, while 3Com LinkBuilder stackable and chassis-based hubs and LinkSwitch workgroup switches concentrate and redirect network traffic within the workgroup or to the corporate backbone. The SuperStack network system, which includes hubs, bridge/routers, switches and an SDLC converter for IBM SNA connectivity, allows network administrators to add functionality as needed and build in fault tolerance with an optional redundant power system.

	Building/Campus Backbone. As the number and complexity of workgroup networks has increased, the need for sophisticated inter- and intra-networking has led to the creation of building- and campus-wide "collapsed backbone" networks to transmit data quickly and efficiently within a single site. Collapsed backbone networks condense network traffic from workgroup and floor-based hubs and switches along the backplane of a single powerful device. Working as collapsed backbone devices, 3Com's LANplex family of intelligent switches and NETBuilder II routers simplify wiring complexity, centralize management, boost performance and lower costs. Furthermore, the HPSN framework provides for an economical, step-by-step migration to even greater performance through 100 Mbps Ethernet and ATM technologies using existing routing and switching platforms.

	WAN Backbone. The WAN backbone is the nerve center for wide-area data communications. 3Com's high-performance NETBuilder II routers connect to wide-area resources ranging from leased lines and dial-up connections to packet-switched and digital telephone services. Transcend network management applications deliver self-managing intelligence, putting wide-area bridge/router administration within the power of a centrally located manager.

	Remote Office. The remote office is a specialized type of workgroup environment, one with all the connectivity needs of a workgroup located at the corporate headquarters, but with the additional requirement that all products plug-and-play. 3Com's SuperStack system provides hubbing, switching, and routing in a single stackable system that meets the special needs of the remote office for simple, easy to maintain, high-performance connectivity. 3Com's innovative Boundary Routing software, running on the NETBuilder Remote Office router "slice" of the SuperStack system, simplifies remote access to the corporate network and allows managers to maximize their resources and reduce expenses by consolidating complex operations at headquarters. Further, the Transcend network management applications centralize the network management function as well. Arpeggio products from 3Com Sonix, currently marketed in Europe, provide simplified ISDN connectivity for wide-area workgroups, enabling high-performance, low-cost connectivity between central sites and remote offices. Designed from inception to optimize ISDN technology from the perspective of the small office, 3Com believes the Arpeggio line of ISDN bridges and routers are ideally suited to network applications that require occasional connectivity, such as retail outlets transmitting daily sales receipts, where the cost of a leased-line cannot be justified.

	Personal Office. The current trend toward "virtual" corporations has resulted in widely dispersed teleworkers at home and in small offices. There are also millions of business travelers and nomadic users with computers but no fixed network connections. 3Com's AccessBuilder remote access servers give these mobile users simplified analog or digital (ISDN) dial-up access to the network. Available for Ethernet and Token Ring networks and in stackable or stand-alone versions, AccessBuilder servers offer higher performance and more flexibility than less sophisticated connection devices, and includes a superior suite of security measures to block unauthorized access. 3Com's Impact, a family of internal and external ISDN adapters, replaces traditional modem devices and provides high-speed digital connectivity to individual users accessing corporate networks, on-line services and the Internet.

	Points of Presence. Increasingly, businesses and organizations of all sizes, from large diversified companies to small offices and home offices, need to connect their data networks to the public telephone network to take advantage of a growing array of new data services, on-line services and public information networks. The growth in the use of the public network for data has created new market opportunities for network service providers and telecommunications carriers. Carriers, for example, are increasingly delivering managed data network services from POPs, or central processing sites housing the hardware and telco equipment used for transaction processing and switching. 3Com Primary Access' Aperture integrated remote access platform is used in the access sites or points of presence in many major U.S. networks. Applications include on-line information services such as CompuServe, cellular data networks such as United Parcel Service's Total Trak, and transaction networks such as VisaNet.

	For the five environments, 3Com offers a broad range of connectivity products categorized as network adapters and network systems products:

	Network Adapters: Network adapters, also known as network interface cards, are add-in printed circuit boards that allow personal computers, laptop computers, workstations and personal digital assistance (PDAs) to connect to the LAN. According to International Data Corporation (IDC), a leading market research firm, the Company has gained five market share points in calendar 1994 and is the worldwide leader in Ethernet network adapters with a 34 percent market share.

	In fiscal 1993, 3Com began shipping its family of EtherLink III Parallel Tasking adapters, based on a 3Com-designed custom application-specific integrated circuit (ASIC). Parallel Tasking is an innovative architecture that speeds data transfers by allowing separate tasks to be performed in parallel, resulting in higher overall adapter efficiency and performance than would otherwise be possible. 3Com has applied for and received patents on certain aspects of this technology. In fiscal 1994, 3Com introduced
Ethernet PCMCIA (PC Card) adapters for laptop and other portable computers, further extending the EtherLink III family. 3Com's EtherLink III adapters include 16-bit ISA, 32-bit EISA, MicroChannel and Combo adapters as well as the recently introduced PC Card adapter. All are designed around 3Com's custom ASIC, which results in products that the Company believes are inherently more reliable, easier to install and configure, and less expensive to manufacture.

	In fiscal 1995, 3Com introduced a new, higher performance, lower cost version of its popular 10 Mbps EtherLink III adapters and extended the technology to include the new Fast Ethernet (100 Mbps Ethernet) standard.
The Fast EtherLink III family of network adapters are dual speed Ethernet adapters capable of transmitting data at either 10 Mbps or 100 Mbps. The Company believes the Fast EtherLink family of adapters provides network managers with a smooth upgrade path to higher speed workgroup connectivity.

	In addition to Ethernet and Fast Ethernet adapters, 3Com offers Token Ring, FDDI and ISDN adapters. Based on the IBM-designed TROPIC chipset, 3Com's TokenLink III 16/4 family of ISA, EISA and MicroChannel adapters are designed to work seamlessly with IBM drivers and applications while offering enhanced installation and network management features. 3Com's FDDILink family of adapters connect devices to the network via copper wiring and fiber at 100 Mbps. When combined with 3Com's FDDI Concentrator (hub), FDDILink adapters offer workstation and high-end PC users a cost-effective solution for high-bandwidth applications.

	Network Systems Products: 3Com's network systems products include hubs, internetworking bridge/routers, LAN switches and remote access servers, which, when combined within the HPSN framework, create a network infrastructure that delivers scalable, cost-effective solutions for each of the five connectivity environments. In addition, network systems products also include 3Com Primary Access' integrated network access systems.

	Internetworking Products: 3Com's internetworking products include the high-performance RISC-based NETBuilder II bridge/routers for collapsed backbone and wide-area network environments and the NETBuilder Remote Office family of remote and access routers. Additionally, the AccessBuilder remote access server provides Ethernet and Token Ring dial-up connectivity for individual remote users. The NETBuilder Remote Office family of bridge/routers supports Ethernet, Token Ring and ISDN network technologies and can be operated as either conventional stand-alone routers or using
3Com's Boundary Routing system. Additionally, both the NETBuilder Remote Office family and the AccessBuilder remote access server are available as part of the SuperStack network system.

	LAN Switches: LAN switches provide cost-effective, high-speed links between multiple network segments, simplifying network design and reducing network latency in client/server networks. 3Com offers a full range of LAN switches, including the high density LANplex 6000 Ethernet/FDDI data center switch, the LANplex 2500 Ethernet/FDDI departmental switch the LinkSwitch family of stackable workgroup switches. LinkSwitch switches can operate either stand-alone or as part of the Company's SuperStack network systems. Additionally, the LinkSwitch 1200 Ethernet/FDDI switch is available as a module for the LinkBuilder Multi-Services Hub ("MSH") chassis-based hub.

	The development of custom ASICs for switching is central to 3Com's
switching strategy.   Virtually all of 3Com's internally developed switches
are based on custom-designed ASICs, which 3Com believes will dramatically improve performance and reliability while reducing costs. Switching ASICs developed by 3Com include the Intelligent Switching Engine (ISE) chip for Ethernet-to-FDDI switching, the Brasica chip for Ethernet and Fast Ethernet switching, the ZipChip for Ethernet-to-ATM switching and the Token Ring Switching Engine for Token Ring switching.

	Hubs: 3Com designs, manufactures and markets a full range of Ethernet, Token Ring and FDDI hubs in either stackable or chassis-based configurations. 3Com's stackable hubs, including the LinkBuilder FMS for Ethernet and Token Ring networks, provide users a highly reliable, cost-effective solution for networking workgroups and remote offices.

	In fiscal 1994, 3Com expanded its hub offerings with the 24-port LinkBuilder FMS stackable hub, the LinkBuilder FDDI workgroup hub and a re-engineered 12-port LinkBuilder TP. In addition, 3Com enriched its chassis hub, the LinkBuilder MSH, with Ethernet-to-FDDI switching, FDDI concentration and advanced Token Ring technology. The powerful backplane of the LinkBuilder MSH supports Ethernet, Token Ring and FDDI connectivity today and ATM connectivity in the future.

	In fiscal 1995, 3Com enhanced its RMON network management capabilities across its hub products line, introduced internetworking bridge modules for its stackable hubs, and introduced new products designed for telco and small/home office markets. The LinkBuilder TP/8, a simple unmanaged 8-port hub with an extremely small footprint, is designed specifically for the growing number of small businesses and home users who want to connect multiple devices in a simple structured wiring network without making a major hardware investment.

	Network Management: In September 1993, 3Com introduced Transcend, a family of network management applications that represents a significant advance in simplified and logical management of local and wide area networks. Using Transcend applications on the network management platform of their choice, network administrators are able to create logical groups of hubs, routers, servers and desktop devices, regardless of physical location, to obtain correlated management information and control. To simplify network administration, Transcend products also leverage administrative resources by consolidating repetitive tasks, such as downloading router software, into a single command.

	Integrated network access systems: Integrated network access systems, offered through 3Com Primary Access, are installed in the point of presence central access site to provide local access to data over the public switched network. For example, a user calling up information on CompuServe would dial a local number to be connected to CompuServe's data network, regardless of where the data actually resided. 3Com Primary Access' software defined network access system, known as Aperture, replaces a variety of hardware components traditionally used in the POP, such as channel banks, dial or leased-line modems, channel service units (CSUs), data service units (DSUs) terminal servers, packet assembler/disassemblers (PADs) and switches. Since Aperture is software defined, users can re-define and change access capabilities to meet changing market conditions by simply downloading new software from a central location. Contrasted with the hardware solution, which requires site visits to replace equipment and make modifications, Aperture's software-based approach enables network providers to get data services to market faster, improves network flexibility and reliability and reduces costs for network management, maintenance and access.

	Other products: Other products include communication servers, which provide terminal-to-host connectivity for terminals and workstations over the network, protocol software and worldwide service and support programs.


PRODUCT DEVELOPMENT

	3Com's product development efforts are focused exclusively on its strategic product lines: adapters, integrated network access systems and network systems products. 3Com's ownership of core networking technologies creates opportunities to leverage its engineering investments and develop more integrated products for simpler, more innovative networking solutions for customers. 3Com plans to invest in emerging technologies for use in existing and future products, as well as to improve and enhance existing products to extend their lifecycles, reduce manufacturing costs and increase functionality. In addition to the development of custom ASICs to improve performance, increase reliability and reduce costs, 3Com is investing in the following areas: Fast Ethernet (100 Mbps Ethernet), wireless local area network communications, ATM capabilities, LAN switching, ISDN connectivity, enhanced connectivity in IBM environments, and remote access for single and mobile users.

	The industry in which 3Com competes is subject to rapid technological developments, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. As a result, 3Com's success in part depends upon its ability, on a cost-effective and timely basis, to continue to enhance its existing products and to develop and introduce new products that take advantage of technological advances. The Company will continue to make strategic acquisitions where appropriate.
There can be no assurance that 3Com will be able to successfully develop new products to address new industry transmission standards and technological changes or to respond to new product announcements by others or that such products will achieve market acceptance.


MARKETS AND CUSTOMERS

	3Com's customers are represented among the world's leading industries, including finance, health care, manufacturing, government, education, and service organizations. In fiscal 1994, 3Com began targeting specific vertical markets, including health care, education, finance and government,
through an expanded major accounts sales force.   With the acquisition of
Primary Access, 3Com gained important presence within the telco and network service provider markets.

	Around the world, 3Com serves its customers through a variety of sales channels including direct and indirect channels. Indirect channels include systems integrators, value-added resellers, distributors, national dealers and resellers, and original equipment manufacturers (OEMs). 3Com's multi-channel sales strategy encourages broad market coverage, by allowing 3Com sales personnel to create demand for 3Com products while giving customers the flexibility to choose the most appropriate delivery option
(see Note 2 of the Notes to the Consolidated Financial Statements relating to major customers).

	International Operations: 3Com distinguishes itself from many of its competitors with its dedicated research and development, manufacturing, sales and service organizations outside the United States. 3Com maintains sales offices in 30 countries, including new offices opened in fiscal 1995 in India, Korea, Poland and Chile. 3Com primarily markets its products internationally through subsidiaries, sales offices and relationships with local distributors in Europe, Canada, Asia/Pacific and Latin America. (See
Note 16 of the Notes to Consolidated Financial Statements relating to geographic area information).

	Customer Service: Since global data networking infrastructures are becoming increasingly complex, customers require vendors to help them manage and support their networks as well as design and build them. Additionally, as customers' networking purchases transition from point product to connectivity systems, a more solutions-oriented approach to service and support is required. 3Com recognized these trends early and has invested in a comprehensive worldwide service and support organization capable of providing virtually around-the-clock customer support regardless of
geographic location.   3Com is also developing new service programs that
will expand customers' support options.

	Worldwide logistics include support and repair centers in the United States, dedicated service organizations in Europe and Asia/Pacific Rim, parts stock at more than 25 locations, and electronic bulletin boards throughout the world. In addition to on-site training, 3Com also provides computer-based courses that allow customers to learn networking technologies at their own pace in their own environments.


BACKLOG

	3Com manufactures its products based upon its forecast of the demand of its customers worldwide and maintains inventories of finished products in advance of receiving firm orders from its customers. Orders are generally placed by the customer on an as-needed basis and products are usually shipped within one to four weeks after receipt of an order. Such orders generally may be canceled or rescheduled by the customer without significant penalty. Accordingly, 3Com does not maintain a substantial backlog, and backlog as of any particular date may not be indicative of 3Com's actual sales in any succeeding period.


MANUFACTURING AND SUPPLIERS

	3Com's primary production activities are conducted at its Santa Clara, California and Blanchardstown, Ireland facilities. Purchasing, mechanical assembly, burn-in, testing, final assembly, and quality assurance functions are performed at both of these facilities. 3Com also procures certain products and subassemblies through subcontractors. Over the past several years, 3Com has been investing in automating its manufacturing capabilities, decreasing the costs and increasing the quality of both manufacturing design and production. To meet increased demand for its global data networking products, in both fiscal 1994 and 1995, 3Com added new automated production
lines in both its California and Ireland plants.   Additionally, in fiscal
1995 construction began on a new 225,000 square feet manufacturing facility at its headquarters in Santa Clara. The new facility, which will initially produce the EtherLink and TokenLink families of network adapters and the SuperStack network system components, triples the existing manufacturing square footage in Santa Clara.

	The Company is committed to being an environmentally conscious manufacturer and pioneered implementation of a chlorofluorocarbon (CFC)-free semi-aqueous cleaning process at its California plant with DuPont and Corpane Corporations. The same process is used at the Ireland facility and 3Com met its goal of being CFC-free by the end of calendar year 1993.

	Components purchased by 3Com are generally available from multiple suppliers. However, certain components may be available from sole sources. The inability of 3Com to obtain certain components could require 3Com to redesign or delay shipments of several of its data networking products. 3Com has sought to establish close relationships with sole-source suppliers and/or to build up inventory of such components; however, there can be no assurance that production would not be interrupted due to the unavailability of components. The Company believes that its inventory levels of these components, combined with finished components held by 3Com's suppliers, are adequate for its currently forecasted needs.


COMPETITION

	Data networking is an emerging field within the information systems industry encompassing both on-premises (e.g., desktop connectivity devices, internetworking platforms and wiring hubs) and off-premises (e.g., wide-area networking) technologies. 3Com participates primarily in designing, manufacturing and marketing on-premises equipment, and is expanding its presence in the off-premises point-of-presence market. 3Com's competitors typically compete in one or more segments of the on-premises sector of the data networking market. These companies are using their resources and technical expertise to improve and expand their product lines in an effort to gain market share. Several are extending their product offerings beyond a single market segment and are pursuing strategies more closely resembling 3Com's global data networking strategy. The industry recently has witnessed a wave of merger, acquisition and strategic partnering activity as many of these companies seek to provide broader networking solutions.

	Network Adapters: The market for network adapters is highly competitive, with companies offering products that support a range of Ethernet, Token Ring and FDDI media. Principal competitors in the traditional adapter market include Intel Corporation, IBM Corporation, Madge N.V., Olicom A/S,
Standard Microsystems Corporation and Xircom.   The market for ISDN remote
access adapters is currently characterized by many small companies in both the U.S. and Europe. As ISDN becomes increasingly available to individual users and small businesses, these companies may combine to achieve greater market presence, or new, larger competitors, such as modem companies, may enter the market.

	Network Systems Products: Competition in the network systems business, formerly characterized by niche-based competitors focused on a single industry segment, is shifting toward more broad-based suppliers offering multiple product lines. This has been achieved through mergers and acquisitions, through joint marketing agreements, and through internally developed products. This industry consolidation, and the convergence of hub, switching and routing technologies on single platforms, will likely continue, intensifying competition among a small group of companies with broad product offerings. Principal competitors in the network systems products market include Bay Networks, Cabletron and Cisco Systems.

	Integrated Remote Access Systems: Until very recently, the market for point-of-presence connectivity equipment has been characterized by a large number of vendors with many complementary hardware products. Until recently, a traditional point-of-presence might include modems, channel banks, and packet assembler/disassemblers (PADs) from a number of different suppliers. Integrated remote access systems, such as 3Com's Primary Access' Aperture, replace these multiple, single function hardware products with a single software-defined platform capable of handling both digital and analog signals. 3Com Primary Access competes against various manufacturers of the products mentioned above, as well as Ascend Communications and U.S. Robotics who manufacture integrated remote access systems.

	3Com believes it competes favorably in the data networking market by providing customers with a full breadth of products based on leading technologies which, when combined under the HPSN framework, address connectivity needs for each of the connectivity environments and provide cost-effective migration paths to higher performance technologies. Additionally, 3Com believes that its products typically enjoy a reputation for both high quality and reliability.


PATENTS, LICENSES AND RELATED MATTERS

	The Company relies on U.S. and foreign patents, copyright, trademark and trade secrets to establish and maintain proprietary rights in its technology and products. 3Com has an active program to file applications for and obtain patents in the United States and in selected foreign countries where a potential market for the Company's products exists. The Company's general policy has been to seek patent protection for those inventions and improvements likely to be incorporated in its products or otherwise expected to be of value. The Company has been issued 28 utility patents and four design patents in the U.S., and has been issued one foreign patent. Numerous other patent applications are currently pending which relate to the Company's research and development.

	There can be no assurance that any of these patents would be upheld as valid if litigated. While the Company believes that its patents and applications have value, it also believes that its competitive position depends primarily on the innovative skills, technological expertise and management abilities of its employees.

	3Com has been granted licenses by others, including a fully paid, perpetual, non-exclusive license to a patent held by Xerox covering a portion of the Ethernet technology.

	3Com has registered 44 trademarks in the United States and has registered 16 trademarks in one or more of 39 foreign countries. Numerous applications for registration of domestic and foreign trademarks are currently pending.

	Many of 3Com's products are designed to include software or other intellectual property licensed from third parties. 3Com actively seeks to license software that promotes the compatibility of its products with industry standards, including standard protocols and architectures. The loss of rights in software or other intellectual property licensed from a third party and designed into a particular product might disrupt or delay 3Com's distribution of that product. While it may be necessary in the future to seek or renew licenses relating to various aspects of its products, 3Com believes that, based upon past experience and standard industry practice, such licenses generally could be obtained on commercially reasonable terms.


EMPLOYEES

	As of May 31, 1995, 3Com had 3,072 full-time employees, of whom 719 were employed in engineering, 1,082 in sales, marketing and customer service, 860 in manufacturing, and 411 in finance and administration. None of 3Com's employees is represented by a labor organization and 3Com considers its employee relations to be excellent.

ITEM 2.   Properties

	3Com's headquarters facility consists of a 495,000 square foot marketing, administrative, manufacturing and research and development campus in Santa Clara, California. The facility is leased from a limited partnership of which a subsidiary of 3Com is a limited partner. The lease expires in January 2000 with options to renew for up to 15 years. 3Com also has an option to purchase the facility.

	In July 1994, the Company signed a five-year lease for 225,000 square feet of office and manufacturing space to be built on land adjacent to its existing headquarters in Santa Clara. The arrangement provides the Company with an option to purchase the related property during the lease term, and at the end of the lease term the Company is obligated to either purchase the property or arrange for the sale of the property to a third party with a guaranteed residual value of up to $33.5 million to the seller of the property. 3Com estimates that it will commence occupancy of portions of the facility in June 1995, with payments on the lease estimated to start in September 1995.

	3Com leases approximately 50,000 square feet of office space near its headquarters site for its Customer Services Operations. The lease expires in August 1997. 3Com has two one-year options to renew the lease.

	3Com leases 30,000 square feet of office, manufacturing and distribution space for its Switching Division (formerly Synernetics) in North Billerica, Massachusetts. The lease expires in September 1995. 3Com also leases a 30,000 square foot office, manufacturing and distribution facility in Northboro, Massachusetts for its Star-Tek Division. The lease expires in March 1996, with an option to renew for an additional three years. In April 1995, the Company signed an eight-year lease for 80,000 square feet of office and manufacturing space in Boxborough, Massachusetts to consolidate the existing facilities in that area. Concurrent with this lease, the Company entered into an agreement pursuant to which the Company has the option to purchase the property in November 1995.

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

	In July 1992, 3Com Ireland, a wholly-owned subsidiary of 3Com, completed, occupied and began operations in its Blanchardstown, Ireland manu-facturing facility. The 60,000 square foot facility, including approximately 9.5 acres of land, is owned by 3Com Ireland which also has an option to purchase an additional 3.5 acres of land adjacent to the facility.

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

	    Name                 Age            Position
	    ----                 ---            --------

	Eric A. Benhamou          39      Chairman, President and Chief
	                            				  Executive Officer

	Debra J. Engel            43      Vice President, Corporate Services

	Robert J. Finocchio, Jr.  44      Executive Vice President and
	                            				  General Manager, Network Systems
                            					  Operations

	John H. Hart              49      Vice President and Chief
	                            				  Technical Officer

	Richard W. Joyce          39      Vice President, New Business
	                            				  Operations

	Alan J. Kessler           37      Vice President, Customer Service
	                            				  Operations

	William G. Marr           48      Executive Vice President,
	                            				  Worldwide Sales

	Christopher B. Paisley    42      Vice President, Finance and
	                            				  Chief Financial Officer

	Janice M. Roberts         39      Vice President, Marketing

	Douglas C. Spreng         51      Vice President and General Manager,
	                            				  Network Adapter Division

	Eric A. Benhamou has been 3Com's President and Chief Executive Officer since April 1990 and September 1990, respectively. Mr. Benhamou became Chairman of the Board of Directors of 3Com in July 1994. Mr. Benhamou served as 3Com's Chief Operating Officer from April 1990 through September 1990.
From October 1987 through April 1990, Mr. Benhamou held various general management positions within 3Com. Prior to that, Mr. Benhamou was one of the founders of Bridge Communications, Inc., in September 1981, and held various executive positions in that company in the field of engineering and product development, most recently as Vice President of Engineering, until that company merged with 3Com in September 1987. Mr. Benhamou serves as a Director of Cypress Semiconductor, Inc. and Legato Systems, Inc. Mr. Benhamou is also a member of the Board of Directors of Smart Valley, Inc.

	Debra J. Engel has been Vice President, Corporate Services since March 1990. From the time Ms. Engel joined 3Com in November 1983 until March 1990, she was Vice President, Human Resources. Prior to that, she was with Hewlett-Packard Company for seven years, most recently as Corporate Staffing Manager at Hewlett-Packard's Corporate Headquarters.

	Robert J. Finocchio, Jr. has been Executive Vice President, Network Systems Operations since June 1993. From January 1990 through May 1993,
Mr. Finocchio served as Executive Vice President, Field Operations.
Mr. Finocchio joined 3Com in December 1988 as Vice President of Sales, Marketing and Services, a position he held through January 1990. Prior to joining 3Com, Mr. Finocchio was with Rolm, Inc. for nine years, where he held various executive positions in sales and service. Most recently he was Vice President of Rolm Systems Marketing.

	John H. Hart has been Vice President and Chief Technical Officer since joining 3Com in September 1990. Prior to joining 3Com, Mr. Hart worked for Vitalink Communications Corporation for seven years, where he held various executive positions in product engineering and development. Mr. Hart's final position with Vitalink was Vice President of Network Products.

	Richard W. Joyce became Vice President, New Business Operations in June 1995. From June 1993 to June 1995, Mr. Joyce served as Vice President,
Sales Europe and Asia/Pacific Rim (APR).  From January 1990 to June 1995,
Mr. Joyce served as President, 3Com Europe Limited. Mr. Joyce joined the Company in November 1987 as Sales Manager of 3Com (UK) Limited, a position he held until September 1988. From September 1988 until January 1990, Mr. Joyce served as Managing Director of 3Com (UK) Limited. Most recently prior to joining the Company, Mr. Joyce held the position of Managing Director
Europe for State Street Trade Development Corporation from 1985 to 1987.

	Alan J. Kessler became Vice-President, Customer Service Operations in June 1995. From June 1993 through June 1995, Mr. Kessler served as Vice President, Systems Sales-North Americas. From May 1991 through May 1993,
Mr. Kessler served as Vice President and General Manager, Network Systems Division. From April 1990 until May 1991, Mr. Kessler served as Vice President and General Manager, Distributed Systems Division. Previously, he served as Product Marketing Manager of the Distributed Systems Division from November 1988 through April 1990 and as Product Line Manager from
October 1985 through November 1988.

	William G. Marr joined the Company as Executive Vice President, Worldwide Sales in June 1995. Prior to joining the Company, Mr. Marr was with Sun Microsystems, Inc. for ten years, most recently as Vice President, North American and Australian Field Operations.

	Christopher B. Paisley has served as 3Com's Vice President, Finance and Chief Financial Officer since September 1985. Prior to joining 3Com,
Mr. Paisley was Vice President, Finance of Ridge Computers from May 1982 to September 1985. Previously, Mr. Paisley was employed by Hewlett- Packard Company for five years in a variety of accounting and finance positions.

	Janice M. Roberts has been Vice President, Marketing since June 1992. From February 1994 to June 1995, Ms. Roberts also served as General Manager, Personal Office Division. From February 1992 until June 1992, Ms. Roberts was Vice President and General Manager of the Premises Distribution
Division. During the period January 1989 to February 1992, Ms. Roberts served as Director of BICC Technologies Limited and President of BICC Technologies, Inc. and BICC Communications, Inc. She was also Chairman and Managing Director of BICC Data Networks Limited. From December 1986 through January 1989, Ms. Roberts was Manager of Sales and Marketing of STC Components Ltd. located in Harlowe, United Kingdom.

	Douglas C. Spreng has been Vice President and General Manager of 3Com's Network Adapter Division since March 1992. Prior to joining 3Com, Mr. Spreng was President and Chief Operations Officer of Domestic Automation Company, a private communications system start-up company based in San Carlos, California. Previously, Mr. Spreng spent 23 years with Hewlett-Packard
Company (HP) in a variety of key marketing, manufacturing and general management positions, including General Manager of HP's Commercial Systems Group. Most recently he served as General Manager of HP's Manufacturing Applications Group.


PART II

ITEM 5. Market for Registrant's Common Stock and Related Stockholder Matters

	Fiscal 1995       High      Low     Fiscal 1994      High     Low

	First Quarter   $34 9/16  $20 1/8   First Quarter   $14 5/8   $ 9 13/16
	Second Quarter   46        31 1/2   Second Quarter   18 1/2    12  1/16
	Third Quarter    53 1/4    40 1/8   Third Quarter    31 5/8    17 11/16
	Fourth Quarter   69 1/4    51 3/8   Fourth Quarter   31 7/8    23  7/32

	3Com Corporation common stock has been traded in the over-the-counter market under the symbol COMS since the Company's initial public offering on March 21, 1984. The preceding table sets forth the high and low sales prices as reported on the Nasdaq National Market during the last two years (adjusted to reflect a 2-for-1 stock split on September 1, 1994). As of May 31, 1995, the Company had approximately 1,394 shareholders of record. 3Com has not paid and does not anticipate it will pay cash dividends on its common stock.


ITEM 6.  Selected Financial Data

	The following selected financial information has been derived from the audited Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.


	                                   				    Years ended May 31,
(Dollars in thousands, except
per share and employee data)
	                     		     1995        1994       1993       1992      1991
- -------------------------------------------------------------------------------
Sales                     $1,295,311   $826,995   $617,168   $423,801  $413,239
Net income (loss)            125,706    (28,694)    38,561      7,958   (23,831)
Net income (loss) per share:
   Primary                      1.73      (0.46)      0.61       0.14     (0.40)
   Fully-diluted                1.71      (0.46)      0.60       0.13     (0.40)
- --------------------------------------------------------------------------------
Total assets                $839,676   $444,343   $367,578   $298,306  $275,056
Working capital              443,858    198,543    196,231    144,564   149,930
Long-term obligations        111,094      1,058      1,134      7,807     8,128
Retained earnings            168,037     61,326    103,163     71,354    73,206
Shareholders' equity         464,888    280,756    258,263    202,425   193,667
- -------------------------------------------------------------------------------
Number of employees            3,072      2,306      1,971      1,963     1,731
- -------------------------------------------------------------------------------

	Notes: Net income for fiscal 1995 included a charge of approximately $60.8 million ($.51 per share) for purchased in-process technology, a $4.4 million ($.06 per share) charge for merger costs and a credit of $1.1 million ($.01 per share) for a reduction in accrued restructuring costs (see Notes 3 and 13 to the consolidated financial statements). Net loss for fiscal 1994 included a charge of approximately $134.5 million ($1.92 per share) for purchased in-process technology (see Notes 3 and 12 to the consolidated financial statements), a gain of $17.7 million ($.17 per share) on the sale of an investment and a tax benefit of $1.2 million ($.02 per share) resulting from tax law changes. Net income for fiscal 1993 included a charge of approximately $1.3 million ($.02 per share) for non-recurring items (see Note 13 to the consolidated financial statements). Net income for fiscal 1992 included a charge of approximately $10.4 million ($.15 per share) for purchased in-process technology. Net loss for fiscal 1991 included a charge of approximately $67.0 million ($.72 per share) for restructuring costs.

	Excluding the non-recurring items noted above, pro forma net income per share on a fully diluted basis would have been as follows:

					                                       Years ended May 31,

	                     		     1995        1994       1993       1992      1991
- -------------------------------------------------------------------------------
Pro forma net income
 per share                  $2.27       $1.27      $0.62      $0.28     $0.32
- -------------------------------------------------------------------------------





ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

	The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Acquisitions

	During the fiscal year ended May 31, 1995, 3Com enhanced its High Performance Scalable Networking (HPSN) solutions with several strategic acquisitions. The Company completed the acquisition of Sonix Communications, Ltd. (Sonix), a provider of ISDN connectivity solutions in the United Kingdom on May 1, 1995. The Company issued approximately 1.2 million shares of 3Com common stock in exchange for all the outstanding stock of Sonix. The acquisition was accounted for as a pooling-of-interests and all financial data of the Company for fiscal 1995 has been restated to include the operating results of Sonix. As the historical operations of Sonix were not significant to any year presented, the Company's financial statements for prior years have not been restated and the financial effect of Sonix's prior-year results have been accounted for as a $2.1 million charge against retained earnings in fiscal 1995.

	On October 18, 1994, the Company acquired substantially all of the assets and assumed substantially all the liabilities of NiceCom, Ltd. (NiceCom), an innovator of ATM technology. 3Com also acquired a company developing network adapter technology on October 14, 1994. The acquisitions were accounted for as purchases and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the dates of acquisition. The aggregate purchase price of approximately $55.5 million was paid using funds from the Company's working capital and issuance of common stock. In addition, the Company assumed stock options with an associated value of $6.1 million and incurred $2.0 million of costs directly attributable to the completion of the acquisitions. Approximately
$60.8 million of the total purchase price represented in-process technology and was charged to 3Com's operations during the second fiscal quarter of 1995. The Company's consolidated results of operations for the fiscal year ended May 31, 1995 include the operating results of the acquired companies from their dates of acquisition.

	In fiscal 1994, the Company acquired Synernetics, Inc. (Synernetics), a market leader in LAN switching products and Centrum Communications, Inc. (Centrum), an innovator of remote access products. Both acquisitions were accounted for as purchases. The Company also entered into a technology licensing agreement with Pacific Monolithics, Inc., a developer of wireless communications (see Note 12 of Notes to Consolidated Financial Statements). Fiscal 1994 results included a $134.5 million pre-tax charge to operations for the combined effect of purchased in-process technology related to the acquisitions and the license agreement.

	In fiscal 1993, the Company acquired Star-Tek, Inc. (Star-Tek), a company specializing in Token Ring technology. The transaction was accounted for as a pooling-of-interests.

	See Note 3 of Notes to Consolidated Financial Statements for additional information on the above business combinations.

	Subsequent to the end of fiscal 1995, the Company consummated the acquisition of Primary Access, a provider of integrated network access systems, on June 9, 1995. The Company issued approximately 2.3 million shares of 3Com common stock in exchange for all the outstanding stock of Primary Access. The Company also assumed and exchanged all options and warrants to purchase Primary Access stock for options and warrants to purchase approximately 500,000 shares of the Company's common stock. The acquisition was accounted for as a pooling-of-interests.

Results of Operations

	Fiscal 1995 sales increased 57 percent to $1,295.3 million from $827.0 million in fiscal 1994. This compares to a 34 percent increase in sales in fiscal 1994 from fiscal 1993 sales of $617.2 million.

	The Company believes that the increase in fiscal 1995 sales is due to several factors, including strong market acceptance of the Company's new products, continued strength in the data networking market, increases in personal computer sales, rapid growth in sales outside the U.S., the breadth of 3Com's product offerings and its ability to deliver complete data networking solutions for different connectivity environments. Sales from products introduced in the last 12 months represented 53 percent of total sales in fiscal 1995, an increase from 32 percent and 48 percent of total sales in fiscal 1994 and 1993, respectively.

	Sales of network adapters in fiscal 1995 represented 53 percent of total sales and increased 45 percent from fiscal 1994 sales. This followed a 31 percent sales increase in network adapters in fiscal 1994 from fiscal 1993. Sales of network adapters in fiscal years 1994 and 1993 represented 57 percent and 58 percent of total sales, respectively. The increase in network adapter sales represented an increase in unit volume partially offset by continuation of the industry-wide trend toward decreasing average selling prices, particularly in the Token Ring market. The increase in unit volume primarily resulted from sales of the EtherLink III network adapter, but was also favorably impacted by sales of the PC Card adapter (formerly
PCMCIA adapter).

	Sales of network systems products (i.e., internetworking platforms, remote access servers, hubs and switching products) in fiscal 1995 represented 43 percent of total sales and increased 81 percent from fiscal 1994. This followed a 49 percent increase in systems sales in fiscal 1994 from fiscal 1993. Sales of systems products in fiscal years 1994 and 1993 represented 37 percent and 34 percent of total sales, respectively. The increase was led primarily by the LinkBuilder FMS II stackable hub, a component of 3Com's SuperStack family of network systems products, the LANplex family of switching products, and the NETBuilder Remote Office internetworking system. Similar to network adapters, the increase in systems products sales represented an increase in unit volume, which was partially offset by a decrease in average selling prices. The Company believes there is an industry-wide trend towards demand for fully functional, fault-tolerant, lower-priced network systems in a stackable format. 3Com is currently delivering hubs, remote office routers, LAN switching products and a redundant power system in a stackable format, which can be used in various combinations within the Company's SuperStack network system.

	Sales of other products (i.e., terminal servers, customer service, protocols and other products) represented four percent of total sales in fiscal 1995. Sales of other products increased 14 percent from fiscal 1994, although they continued to represent a decreasing percentage of the Company's total sales, as expected.

	Sales outside of the United States comprised 54 percent of total sales in fiscal 1995, compared to 52 percent in fiscal 1994 and 50 percent in fiscal 1993. International sales increased in all geographic regions, especially in the Asia Pacific and Latin American regions. The Company believes that this increase reflected its continued global expansion through the opening of new sales offices in Latin America, Asia and Europe, and the expansion of worldwide service and support programs. The Company's operations were not significantly impacted by fluctuations in foreign currency exchange rates in fiscal years 1995, 1994 and 1993.

	Cost of sales as a percentage of sales was 46.5 percent in fiscal 1995, compared to 49.1 percent in fiscal 1994 and 51.9 percent in fiscal 1993.
The 2.6 percentage point improvement in gross margin in fiscal 1995 resulted primarily from a favorable shipment mix of the Company's products and reductions in product material costs which improved gross margins by 2.2 percentage points. Lower inventory obsolescence costs improved gross margins by an additional .5 percentage points. The 2.8 percentage point improvement in gross margin in fiscal 1994 resulted primarily from improved efficiency of manufacturing operations and higher volume shipments which improved gross margins by 1.7 percentage points. A favorable shipment mix of the Company's products and reductions in product material costs, improved gross margins by .6 percentage points and lower freight and duties, which resulted from an increase in the volume of products manufactured in the Ireland plant, improved gross margins by .6 percentage points.

	Total operating expenses in fiscal 1995 were $497.7 million, compared to $422.6 million in fiscal 1994 and $237.9 million in fiscal 1993. Excluding the charge of $60.8 million for purchased in-process technology and the non-recurring charge of $3.3 million, which consisted of approximately $4.4 million in merger costs associated with the acquisitions of Sonix and Primary Access and a credit of $1.1 million for the reduction in accrued costs relating to the fiscal 1991 restructuring, total operating expenses in fiscal 1995 would have been $433.6 million, or 33.5 percent of sales.
Excluding the charge of $134.5 million for purchased in-process technology resulting from the acquisitions of Synernetics and Centrum and the technology licensing agreement with Pacific Monolithics, total operating expenses in fiscal 1994 would have been $288.1 million, or 34.8 percent of sales. Excluding the non-recurring charge of $1.3 million (see Note 13 of Notes to Consolidated Financial Statements), total operating expenses in fiscal 1993 would have been $236.5 million, or 38.3 percent of sales.

Summary of Operating Expenses
- -----------------------------

				                      Percent           Percent            Percent
                      			  Fiscal    of      Fiscal    of       Fiscal    of
(Dollars in thousands)      1995    Sales     1994   Sales       1993   Sales
		                     	  ------------------------------------------------------

Sales and marketing       $253,127  19.5%   $171,799  20.8%    $137,021  22.2%
Research and development   127,378   9.8      76,467   9.2       64,346  10.4
General and administrative  53,118   4.1      39,838   4.8       35,171   5.7
Non-recurring charges:
  Purchased in-process
    technology              60,796   4.7     134,481  16.3           -     -
  Non-recurring items        3,300   0.3          -     -         1,316   0.2
	                     		  --------  -----   --------  -----    --------  -----

Total operating expenses   497,719  38.4     422,585  51.1      237,854  38.5
		                     	  --------  -----   --------  -----    --------  -----

Total operating expenses
  excluding non-recurring
  charges                 $433,623  33.5%   $288,104  34.8%    $236,538  38.3%
		                     	  ========  =====   ========  =====    ========  =====


	Sales and marketing expenses in fiscal 1995 increased $81.3 million or 47 percent from fiscal 1994. As a percentage of sales, sales and marketing expenses decreased to 19.5 percent in fiscal 1995, from 20.8 percent in fiscal 1994. The increase in such expenses reflected increased selling costs related to the 57 percent increase in sales volume, the cost of promoting the Company's new and existing products, and a year-over-year increase in sales and marketing personnel of 35 percent.

	Research and development expenses in fiscal 1995 increased $50.9 million or 67 percent from fiscal 1994. As a percentage of sales, such expenses increased to 9.8 percent in fiscal 1995, compared to 9.2 percent in fiscal
1994. The increase in research and development expenses was primarily attributable to the cost of developing 3Com's new products including a 41 percent increase in full time research and development personnel from the prior year. The Company believes the introduction of new technologies and products to the market in a timely manner is crucial to its success, and will continue to make strategic acquisitions where appropriate. Several of the research and development projects acquired in connection with the Company's strategic acquisitions since December 1993 have been completed. Of the projects that are still in process, development work is proceeding as expected. Such development activities primarily included the development of ATM-based products for the enterprise market and products based on ISDN technology for the small office/home office environments. The nature of costs for such development activities is primarily employee-related costs for design, prototype development and testing. The Company estimates that an aggregate of approximately $13 to $18 million will be expensed over the next four to twelve months in connection with completion of all acquired research and development projects. The Company anticipates future research and development spending, including costs remaining for the completion of these purchased in-process projects, will not significantly differ from the historical trend of research and development expenses as a percent of sales.

	General and administrative expenses in fiscal 1995 increased $13.3 million or 33 percent from fiscal 1994. As a percentage of sales, such expenses decreased to 4.1 percent in fiscal 1995, from 4.8 percent in fiscal 1994. The increase in general and administrative expenses reflects expansion of the Company's infrastructure through internal growth and acquisitions and an increase in the provision for bad debt expense associated with the higher sales volume.

	The increase in operating expenses in fiscal 1994 compared to fiscal 1993 reflected increased selling costs associated with higher sales, the cost of developing and promoting the Company's systems products, increased cooperative advertising expenses, and growth in the number of employees to support the higher volume of business. Research and development expenses increased consistent with the Company's continued commitment to develop and introduce high quality, innovative products.

	Non-operating income was favorably impacted during fiscal 1994, as the Company realized a non-recurring gain of $17.7 million from the sale of the Company's investment in Madge N.V.

	Other income (net) was $2.9 million in fiscal 1995, compared to $3.3
million in fiscal 1994 and $1.3 million in fiscal 1993.   These amounts
consist primarily of interest income, which increased $5.9 million in fiscal 1995 due to larger cash and investment balances and higher interest rates, and was offset by the increase in interest expense associated with the $110.0 million of convertible subordinated notes issued in the second quarter of fiscal 1995. The increase in fiscal 1994 from fiscal 1993 resulted primarily from more favorable foreign exchange results of $1.3 million and higher interest income of $.4 million.

	The Company's effective income tax rate was 37 percent in fiscal 1995. Excluding the merger costs associated with the Sonix and Primary Access acquisitions, which were not tax deductible, the effective tax rate would have been 36 percent. In fiscal 1994, 3Com provided $48.2 million for income taxes on income before income taxes of $19.5 million because a significant portion of the purchased in-process technology charges were not tax deductible. In addition, the income tax rate in fiscal 1994 reflected the recognition of a net benefit of $1.2 million which resulted from retroactive changes to the Revenue Reconciliation Act of 1993. Excluding the effect of the non-recurring items in fiscal 1994, the effective tax rate would have been 35 percent. 3Com's effective tax rate in fiscal 1993 was 36 percent.

	Net income for fiscal 1995 was $125.7 million, or $1.71 per share, compared to a net loss of $28.7 million, or $0.46 per share, for fiscal 1994 and net income for fiscal 1993 of $38.6 million, or $0.60 per share. Net income for fiscal 1995 included the aforementioned $60.8 million charge associated with purchased in-process technology, the $4.4 million charge for merger costs and the $1.1 million credit for the reduction in the restructuring reserve. Excluding these one-time charges and gains, the Company would have realized net income of $166.8 million or $2.27 per share for fiscal 1995. Excluding the charges for purchased in-process technology, the gain from the sale of an investment and the tax benefit, net income for fiscal 1994 would have been $86.9 million, or $1.27 per share. Excluding the effect of non-recurring items in fiscal 1993, the Company would have realized net income of $39.8 million, or $0.62 per share. Net loss per share for fiscal 1994 and net income per share for fiscal 1993 have been restated to reflect the two-for-one stock split on September 1, 1994.

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

	The market for the Company's products is characterized by rapidly changing technology. The Company's success depends in substantial part on the timely and successful introduction of new products. An unexpected change in one or more of the technologies affecting data networking or in market demand for products based on a particular technology could have a material adverse effect on the Company's operating results. The Company's operating results could be adversely affected if there is an unexpected change in demand for products based on such technology or if the Company does not respond timely and effectively to expected changes. The Company is engaged in research and development activities in certain emerging LAN and WAN high-speed technologies, such as ATM and ISDN. As the industry standardizes on high-speed technologies, there can be no assurance that the Company will be able to respond timely to compete in the marketplace.

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

	The Company is currently increasing its manufacturing facility capabilities in the United States and Ireland. While the Company has significant experience in expanding its manufacturing operations, such expansion may be subject to delay due to labor issues, adverse weather and construction or other unforeseeable delays.

	Acquisitions of complementary businesses and technologies under development are an active part of the Company's overall business strategy. The Company has recently consummated acquisitions of several companies, including NiceCom, Sonix and Primary Access. There can be no assurance that products, technologies and businesses of acquired companies will be effectively assimilated into the Company's business or product offerings. There can be no assurance that any acquired products, technologies or businesses will contribute to the Company's revenues or earnings to any material extent. Further, the challenge of managing the integration of several companies and new technologies into the Company's product offerings simultaneously is significant, and there can be no assurance that the Company will be able to successfully manage such integration.

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


Liquidity and Capital Resources

	Cash, cash equivalents and temporary cash investments at May 31, 1995 were $323.5 million, increasing $193.8 million from May 31, 1994. At the end of fiscal 1994 and 1993, cash, cash equivalents and temporary cash investments were $129.7 million and $117.2 million, respectively.

	For the fiscal year ended May 31, 1995, net cash generated from operating activities was $220.5 million. Trade receivables at May 31, 1995 increased $78.4 million from May 31, 1994 due primarily to an increase in sales. Days sales outstanding in receivables was 46 days at the end of fiscal 1995, compared to 44 days at May 31, 1994. Inventory levels at May 31, 1995 increased $50.8 million from the prior fiscal year-end, with inventory turnover improving from 6.5 turns at May 31, 1994 to 6.6 turns at May 31, 1995.

	During the fiscal year ended May 31, 1995, the Company made $76.2 million in capital expenditures. Major capital expenditures included upgrades and additions to product manufacturing lines and facilities in Santa Clara and Ireland, development of a new worldwide accounting and information system, and upgrades of desktop systems. As of May 31, 1995, 3Com had outstanding approximately $29 million in capital expenditure commitments primarily associated with the expansion and upgrade of product manufacturing lines and facilities. The Company spent approximately $65.8 million in net cash for acquisitions during fiscal 1995 (see Note 3 of Notes to Consolidated
Financial Statements), which included the final payment of $14.3 million to Centrum shareholders in the first quarter of fiscal 1995 for the acquisition of Centrum Communications in fiscal 1994. Cash paid for acquisitions in fiscal 1995 were funded through existing cash balances.

	In the second quarter of fiscal 1995, the Company received net proceeds of $107.3 million from the issuance of convertible subordinated notes (see
Note 8 of Notes to Consolidated Financial Statements). During fiscal 1995,
3Com repurchased 785,000 shares of common stock with a total cash outlay of $19.6 million. As of May 31, 1995, 3Com was authorized by its Board of Directors to repurchase up to an additional 2.7 million shares of its common stock in the open market. The Company received cash of $28.1 million from the sale of its common stock to employees through its employee stock purchase and option plans.

	During the first quarter of fiscal 1995, 3Com signed a five-year lease for 225,000 square feet of office and manufacturing space to be built on land adjacent to its existing headquarters in Santa Clara. This arrangement provides the Company with an option to purchase the related property during the lease term, and at the end of the lease term the Company is obligated to either purchase the property or arrange for the sale of the property to a thid party with a guaranteed residual value of up to $33.5 million to the seller of the property. The Company estimates that it will commence occupancy of portions of the facility in June 1995, with payments on the lease estimated to start in September 1995.

	3Com has a $40 million revolving bank credit agreement which expires December 31, 1996. No amount is outstanding under the credit agreement and 3Com is in compliance with all financial ratio and minimum net worth requirements.

	Based on current plans and business conditions, the Company believes that its existing cash and equivalents, temporary cash investments, cash generated from operations and the available revolving credit agreement will be sufficient to satisfy anticipated operating cash requirements through fiscal 1996.


ITEM 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule
- ---------------------------------------------------------------------------

Financial Statements:
    Independent Auditors' Report
    Consolidated Statements of Operations for the years ended May 31, 1995,
      1994 and 1993
    Consolidated Balance Sheets at May 31, 1995 and 1994
    Consolidated Statements of Shareholders' Equity for the years ended
      May 31, 1995, 1994 and 1993
    Consolidated Statements of Cash Flows for the years ended May 31, 1995,
      1994 and 1993
    Notes to Consolidated Financial Statements
    Quarterly Results of Operations (Unaudited)
Financial Statement Schedule:
    Schedule II - Valuation and Qualifying Accounts and Reserves

    All other schedules are omitted, because they are not required, are not applicable, or the information is included in the consolidated financial statements and notes thereto.


Independent Auditors' Report
- ----------------------------

To the Shareholders and Board of Directors of 3Com Corporation:

We have audited the accompanying consolidated balance sheets of 3Com Corporation and its subsidiaries as of May 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended May 31, 1995. Our audits also included the financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of 3Com Corporation and its subsidiaries at May 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

San Jose, California
June 14, 1995


Consolidated Statements of Operations
- -------------------------------------

                                   					      Years Ended May 31,
	                                   				-------------------------------
(In thousands, except per share data)   1995          1994         1993

  Sales                              $1,295,311     $826,995     $617,168

  Costs and Expenses:
    Cost of sales                       602,087      405,927      320,386
    Sales and marketing                 253,127      171,799      137,021
    Research and development            127,378       76,467       64,346
    General and administrative           53,118       39,838       35,171
    Purchased in-process technology      60,796      134,481           -
    Non-recurring items                   3,300           -         1,316
	                            			      ---------    ---------    ---------

    Total                             1,099,806      828,512      558,240
	                            			      ---------    ---------    ---------

Operating income (loss)                 195,505       (1,517)      58,928

Gain on sale of investment                   -        17,746           -
Other income-net                          2,932        3,309        1,318
	                            			      ---------    ---------    ---------

Income before income taxes              198,437       19,538       60,246

Income tax provision                     72,731       48,232       21,685
	                            			      ---------    ---------    ---------

Net income (loss)                     $ 125,706    $ (28,694)   $  38,561
	                            			      =========    ==========   =========

Net income (loss) per common and equivalent share:

  Primary                            $     1.73     $  (0.46)   $    0.61
  Fully-diluted                      $     1.71     $  (0.46)   $    0.60

Common and equivalent shares used in
computing per share amount:

  Primary                                72,809       62,620       63,248
  Fully-diluted                          73,627       62,620       64,292


See notes to consolidated financial statements.


Consolidated Balance Sheets
- ---------------------------

                                          						   Years Ended May 31,
	                                          					   -------------------
(Dollars in thousands)                             1995           1994

Assets

Current Assets:
  Cash and cash equivalents                       $139,176    $ 66,284
  Temporary cash investments                       184,338      63,413
  Trade receivables, less allowance
    for doubtful accounts
    ($16,121 in 1995 and $10,402 in 1994)          197,099     118,653
  Inventories                                      122,129      71,352
  Deferred income taxes                             43,922      31,236
  Other                                             20,888      10,134
	                                          					  --------    --------
Total current assets                               707,552     361,072

Property and equipment--net                        108,194      67,001
Other assets                                        23,930      16,270
	                                          					  --------    --------

Total                                             $839,676    $444,343
	                                          					  ========    ========

Liabilities and Shareholders' Equity

Current Liabilities:
  Accounts payable                                $ 89,059    $ 51,827
  Accrued and other liabilities                    122,008      91,130
  Income taxes payable                              52,430      19,090
  Current portion of long-term obligations             197         482
	                                          					  --------    --------
Total current liabilities                          263,694     162,529

Long-term debt                                     110,000          -
Other long-term obligations                          1,094       1,058

Shareholders' Equity:
  Preferred stock, no par value,
    3,000,000 shares authorized;
    none outstanding                                    -           -
  Common stock, no par value,
    200,000,000 shares authorized;
    shares outstanding: 1995--69,230,946;
    1994--65,052,900                               298,873     219,937
  Unamortized restricted stock grants               (2,037)       (202)
  Retained earnings                                168,037      61,326
  Unrealized gain on available-for-sale securities     184          -
  Accumulated translation adjustments                 (169)       (305)
	                                          					  --------    --------
Total shareholders' equity                         464,888     280,756
	                                          					  --------    --------

Total                                             $839,676    $444,343
	                                          					  ========    ========

See notes to consolidated financial statements.


Consolidated Statements of Shareholders' Equity
- -----------------------------------------------

									                                                                      Unrealized
						                                                 Unamortized             Gain on
                            				      Common Stock     Restricted              Available-  Accumulated
                            				    ----------------      Stock     Retained   for-sale    Translation
(In thousands)                      Shares    Amount      Grants    Earnings   Securities  Adjustments  Total
	                            			    ----------------------------------------------------------------------------

Balances, June 1, 1992              58,676    $129,063    $(120)    $71,354    $  -        $2,128       $202,425
  Common stock issued under
    stock plans                      4,764      19,413                                                    19,413
  Stock warrants buyback                        (1,300)                                                   (1,300)
  Repurchase of common stock        (1,720)     (4,042)              (5,340)                              (9,382)
  Tax benefit from employee stock
    transactions                                11,955                                                    11,955
  Cancellation of restricted
    stock grants                       (20)       (131)     120                                              (11)
  Pro forma tax provision of
    pooled entity                                                     1,604                                1,604
  Equity distributions of
    pooled entity                                                    (5,179)                              (5,179)
  Adjustment to conform fiscal
    year of pooled entity                                             2,163                                2,163
  Accumulated translation adjustments                                                      (1,986)        (1,986)
  Net income                                                         38,561                               38,561
	                            			    ----------------------------------------------------------------------------

Balances, May 31, 1993              61,700     154,958       -      103,163       -           142        258,263


  Common stock issued under
    stock plans                      4,752      22,917    (255)                                           22,662
  Repurchase of common stock        (1,400)     (3,501)             (13,143)                             (16,644)
  Tax benefit from employee
    stock transactions                          24,474                                                    24,474
  Amortization of restricted
    stock grants                                            53                                                53
  Stock options assumed in
    connection with acquisitions                21,089                                                    21,089
  Accumulated translation
    adjustments                                                                              (447)          (447)
  Net loss                                                          (28,694)                             (28,694)
	                            			    ----------------------------------------------------------------------------

Balances, May 31, 1994              65,052     219,937    (202)      61,326       -          (305)       280,756


  Common stock issued under
    stock plans and for
    business acquisitions            3,756      33,952  (2,128)                                           31,824
  Repurchase of common stock          (785)     (2,674)             (16,916)                             (19,590)
  Tax benefit from employee
    stock transactions                          40,306                                                    40,306
  Amortization of restricted
    stock grants                                           293                                               293
  Stock options assumed
    in connection with
    acquisitions                                 6,508                                                     6,508
  Adjustment to conform
    pooled entity                    1,208         844               (2,079)                  (69)        (1,304)
  Unrealized gain on available
    for-sale securities                                                          184                         184
  Accumulated translation adjustments                                                         205            205
  Net income                                                        125,706                              125,706
                            				    ----------------------------------------------------------------------------
Balances, May 31, 1995              69,231    $298,873 $(2,037)    $168,037     $184        $(169)      $464,888
                            				    ============================================================================


See notes to consolidated financial statements


Consolidated Statements of Cash Flows
- -------------------------------------

                                          						   Years Ended May 31,
	                                   				     ------------------------------
(Dollars in thousands)                       1995         1994         1993

Cash flows from operations:
  Net income (loss)                        $125,706     $(28,694)    $ 38,561
  Adjustments to reconcile net income (loss)
      to cash provided by operations:
    Depreciation and amortization            46,688       30,610       25,135
    Gain on sale of investment                   -       (17,746)          -
    Deferred income taxes                   (24,175)      (9,865)      (3,523)
    Purchased in-process technology          60,796      134,481           -
    Adjustment to conform fiscal year
      of pooled entity                           -            -         2,163
    Pro forma provision for income taxes         -            -         1,604
    Non-cash restructuring costs             (1,100)          -        (3,346)
    Changes in assets and liabilities
	      net of effects of acquisitions:
      Trade receivables                     (74,045)     (30,045)     (20,991)
      Inventories                           (50,031)       1,637      (19,139)
      Other current assets                  (10,205)       6,190       (3,889)
      Accounts payable                       34,725        8,886       11,525
      Accrued and other liabilities          38,500       (2,461)       6,016
      Income taxes payable                   73,646       34,927       17,618
	                                   				   --------      -------      -------

Net cash provided by operations             220,505      127,920       51,734
	                                   				   --------      -------      -------

Cash flows from investment activities:
  Proceeds from sale of investment               -        18,066           -
  Purchase of property and equipment        (76,235)     (36,474)     (22,263)
  Purchase of temporary cash investments   (183,232)     (76,841)     (72,962)
  Proceeds from temporary cash investments   60,585       90,612       40,496
  Acquisition of businesses and related
    purchase-price adjustment               (65,832)     (98,128)       2,946
  Other-net                                   4,008       (3,020)         908
	                                    				   --------     --------      -------

Net cash used for investment activities    (260,706)    (105,785)     (50,875)
	                                    				   --------     --------      -------

Cash flows from financing activities:
  Sale of stock                              28,144       22,662       19,413
  Repurchase of common stock                (19,590)     (16,644)      (9,382)
  Repurchase of stock warrants                   -            -        (1,300)
  Net proceeds from issuance of
    convertible debt                        107,330           -            -
  Notes payable                                  -            -         3,326
  Repayments of notes payable and capital
    lease obligations                        (2,996)      (1,462)        (513)
  Equity distributions of pooled entity          -            -        (5,179)
  Other-net                                     205         (453)      (1,872)
	                                    				   --------      -------      -------

Net cash provided by financing activities   113,093        4,103        4,493
	                                    				   --------      -------      -------

Increase in cash and cash equivalents        72,892       26,238        5,352
	                                    				   --------      -------      -------

Cash and cash equivalents at
  beginning of year                          66,284       40,046       34,694
	                                    				   --------      -------      -------

Cash and cash equivalents at end of year   $139,176      $66,284      $40,046
	                                   				   ========      =======      =======

Other cash flow information:
  Interest paid                            $  5,517      $    66      $   254
  Income taxes paid                          24,041       21,614        5,910
  Non-cash investing and financing activities
    Tax benefit from employee
      stock transactions                     40,306       24,474       11,955
    Stock issued and options assumed
      in business acquisitions               10,188       21,089           -

- -----------------------------------------------------------------------------

In connection with the purchase acquisitions in fiscal 1995 (see Note 3), the Company paid cash, net of cash acquired, of $51.6 million, and recorded non-cash value of stock issued and options assumed of $3.7 million and $6.5 million, respectively. The fair value of assets acquired, excluding the $60.8 million purchased in-process technology charged to operations, was $4.3 million, and liabilities of $2.6 million were assumed. In connection with acquisition of Centrum in fiscal 1994 (see Note 3), the Company made a final payment in cash of $14.3 million in fiscal 1995.

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

See notes to consolidated financial statements.



Notes to Consolidated Financial Statements
- ------------------------------------------


Note 1:  Description of Business

Founded in 1979, 3Com Corporation pioneered the data networking industry and is committed to providing customers global access to information. Today, 3Com offers a broad range of ISO 9000-compliant global data networking connectivity solutions which include routers, hubs, remote access servers, switches, adapters and network management for Ethernet, Token Ring, FDDI, ATM and other high-speed data networks. Headquartered in Santa Clara, California, 3Com has worldwide research and development, manufacturing, marketing, sales and support capabilities.


Note 2:  Significant Accounting Policies

Principles of consolidation. The consolidated financial statements include the accounts of 3Com Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Cash equivalents are highly liquid debt investments acquired with a maturity of three months or less.

Temporary cash investments consist of short-term investments acquired with maturities exceeding three months. Effective June 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires the Company to classify debt and equity securities with readily determinable fair values as "held-to-maturity," "available-for-sale" or "trading". Adoption of SFAS 115 did not have a significant effect on the Company's financial position or results of operations. While the Company's intent is to hold debt securities to maturity, the Company has classified all securities held as available-for-sale securities as the sale of such securities may be required prior to maturity to implement management strategies. Such securities are reported at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of shareholders' equity, net of applicable taxes. Prior to the adoption of SFAS 115, all investment securities were carried at amortized cost.

Concentration of credit risk and major customer. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of investments and trade receivables. The Company invests in instruments with an investment credit rating of AA and better. The Company also places its investments for safekeeping with high-credit-quality financial institutions. Credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and geographies. The Company often sells its products through third-party distributors, and, as a result, may maintain individually significant receivable balances with major distributors. The Company believes that its credit evaluation, approval and monitoring processes substantially mitigate potential credit risks.

In fiscal 1995, the Company had one customer which accounted for approximately 11 percent of total sales. The Company did not have any customers which individually accounted for more than 10 percent of total sales in fiscal 1994 and 1993, respectively.

Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market.

Property and equipment is stated at cost. Equipment under capital leases is stated at the lower of fair market value or the present value of the minimum lease payments at the inception of the lease.

Purchased technology is included in other assets and is amortized over 2-4 years.

Depreciation and amortization are computed over the shorter of the estimated useful lives, lease terms, or terms of license agreements of the respective assets, on a straight-line basis - generally 2-7 years, except for buildings which are at 25 years.

Revenue recognition. The Company recognizes revenue and accrues related product return reserves, warranty and royalty expenses upon shipment. At the time of sale, no material vendor or post-contract support obligations remain outstanding, except as provided by separate service agreement, and collection of the resulting receivable is probable. Service and subscription revenue is recognized over the contract term. The Company extends limited product return and price protection rights to certain distributors and resellers. Such rights are generally limited to a certain percentage of sales over a three-month period. Historically, actual amounts recorded for product returns and price protection have not varied significantly from estimated amounts. The Company warrants products for periods which range from 90 days to life depending upon the product.

Foreign currency translations. For foreign operations with the local currency as the functional currency, assets and liabilities are translated at year-end exchange rates, and statements of operations are translated at the average exchange rates during the year. Gains or losses resulting from foreign currency translation are accumulated as a separate component of shareholders' equity.

For foreign operations with the U.S. dollar as the functional currency, assets and liabilities are translated at the year-end exchange rates except for inventories, prepaid expenses, and property and equipment, which are translated at historical exchange rates. Statements of operations are translated at the average exchange rates during the year except for those expenses related to balance sheet amounts that are translated using historical exchange rates. Gains or losses resulting from foreign currency translation are included in other income - net in the statements of operations and were not significant for any of the years presented.

Net income (loss) per common and equivalent share is computed using the weighted average number of common and common equivalent shares outstanding and the dilutive effects of stock options, using the treasury stock method. The effect of the assumed conversion of the 10.25% convertible subordinated notes was antidilutive for the periods presented.

Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation.


Note 3:  Business Combinations

For the Year Ended May 31, 1995. On October 18, 1994, the Company acquired substantially all the assets and assumed substantially all the liabilities of NiceCom, Ltd. (NiceCom), and assumed all outstanding NiceCom stock options. The purchase price consisted of approximately $53.2 million which was paid using funds from the Company's working capital and the issuance of 93,162 shares of common stock of the Company, with an aggregate value of $3.7 million. In addition, the Company assumed stock options with an associated value of $5.7 million. NiceCom is engaged in the development of asynchronous transfer mode (ATM) switches and an Ethernet-to-ATM solution to provide a migration path from existing Ethernet LANs to ATM networking.

On October 14, 1994, the Company acquired all of the outstanding shares and assumed all outstanding stock options of a company engaged in the development of network adapter technology. The purchase price consisted of approximately $2.3 million in cash plus the assumption of stock options with an associated value of approximately $400,000. The purchase price was paid using funds from the Company's working capital.

The acquisitions were accounted for as purchases and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the dates of acquisitions. The aggregate purchase price of $61.6 million, plus $2.0 million of costs directly attributable to the completion of the acquisitions, has been allocated to the assets and liabilities acquired. Approximately $60.8 million of the total purchase price represented the value of in-process technology that had not yet reached technological feasibility and had no alternative future use and was charged to the Company's operations in the second quarter of fiscal 1995.

On February 28, 1995, the Company acquired AccessWorks Communications, a company involved in developing, manufacturing and marketing Integrated Services Digital Network (ISDN) transmission products. The acquisition was accounted for as a purchase. The purchase price and costs directly attributable to the completion of the acquisition were not significant.

The Company's consolidated results of operations include the operating results of the acquired companies from their acquisition dates. Pro forma results of operations of 3Com and the aforementioned acquired companies are not presented as the amounts would not significantly differ from the Company's historical results.

On May 1, 1995, the Company acquired Sonix Communications Limited (Sonix) by issuing approximately 1.2 million shares of common stock for all of the outstanding stock of Sonix. Sonix develops, manufactures and markets a range of networking connectivity solutions using ISDN technology. The acquisition was accounted for as a pooling-of-interests. All financial data of the Company for fiscal 1995 has been restated to include the operating results of Sonix. As the historical operations of Sonix were not significant to any year presented, the Company's financial statements for prior years have not been restated and the financial effect of the prior year's results of operations of Sonix have been accounted for as a $2.1 million charge against retained earnings in fiscal 1995.

The following table shows the effect on the results of operations for the fiscal year in which the combination was effected:

						  Year ended
(in thousands, except per share amounts)         May 31, 1995
- --------------------------------------------------------------
Sales:
3Com                                               $1,269,908
Sonix                                                  25,403
Combined                                           $1,295,311
- --------------------------------------------------------------
Net income:
3Com                                               $  123,450
Sonix                                                   2,256
Combined                                           $  125,706
- --------------------------------------------------------------

For the Year Ended May 31, 1994. On January 14, 1994, the Company acquired all of the outstanding shares of Synernetics, Inc. (Synernetics) and assumed all outstanding Synernetics stock options. The purchase price consisted of approximately $104.0 million, plus $3.3 million of stock options. A substantial portion of the purchase price was paid using funds from the Company's working capital. Synernetics is engaged in the development, manufacturing and marketing of LAN switching products.

On February 2, 1994, the Company acquired all of the outstanding shares of Centrum Communications, Inc. (Centrum) and assumed all outstanding Centrum stock options. The purchase price consisted of approximately $36.0 million, of which $16.0 million was paid in cash at the time of the acquisition and $14.3 million was paid in cash in August 1994 pursuant to the acquisition agreement. The remainder was associated with the value of the assumed stock options. Centrum is engaged in the development, manufacturing and marketing of remote access products and technology.

The acquisitions were accounted for as purchases and, accordingly, the acquired assets and liabilities were recorded at their estimated fair values at the dates of acquisition. The aggregate purchase price of $143.3 million, plus $13.1 million of costs directly attributable to the completion of the acquisitions, has been allocated to the assets and liabilities acquired. Approximately $132.1 million of the total purchase price represented in-process technology that had not yet reached technological feasibility and had no alternative future use and was charged to the Company's operations.

The Company's consolidated results of operations include the operating results of the acquired companies since their acquisition dates.

For the Year Ended May 31, 1993. On January 29, 1993, the Company acquired Star-Tek, Inc. (Star-Tek) by issuing approximately 3.5 million shares of common stock for all of the outstanding shares of Star-Tek. Star-Tek designs, manufactures and markets a range of Token Ring products focused primarily on the connectivity needs of larger organizations with IBM mainframe, mid-range and Token Ring LAN-based information systems. The acquisition was accounted for by the pooling-of-interests method. Star-Tek maintained its financial records on a fiscal year ending December 31. The results of operations of Star-Tek for the five-month period ended May 31, 1992 reflected net income of $1.6 million and pro-forma tax adjustment of $595,000, the sum of which has been reported as an increase in the Company's fiscal 1993 retained earnings.


Note 4:  Temporary Cash Investments

Available-for-sale securities consist of:

                                           						May 31, 1995
                     			       ------------------------------------------------
					                                        Gross        Gross
			                            Amortized   Unrealized   Unrealized   Estimated
(in thousands)                    Cost       Gains        Losses     Fair Value
	                            			--------    -------      -------     ----------
State and municipal securities  $108,625     $214         $(22)       $108,817
Corporate debt securities         49,773       76           -           49,849
U.S. Government and agency
  securities                      25,633       39           -           25,672
	                            			--------     ----         -----       --------
Total                           $184,031     $329         $(22)       $184,338
                            				========     ====         =====       ========

There were no realized gains or losses for the year ended May 31, 1995.

The contractual maturity of available-for-sale securities at May 31, 1995 was as follows:

					 Amortized      Estimated
(in thousands)                             Cost         Fair Value
- ------------------------------------------------------------------

Within one year                           $142,158       $142,312
Over one year to two years                  41,873         42,026
	                                   				  --------       --------
Total                                     $184,031       $184,338
                                   					  ========       ========

Note 5:  Inventories

Inventories at May 31 consist of:

(in thousands)                              1995           1994
- ----------------------------------------------------------------
Finished goods                           $ 73,057        $44,770
Work-in-process                            14,035          8,232
Raw materials                              35,037         18,350
	                                   				 --------        -------
Total                                    $122,129        $71,352
                                   					 ========        =======


Note 6:  Property and Equipment

Property and equipment at May 31 consists of:

(in thousands)                             1995           1994
- ---------------------------------------------------------------
Land                                    $  1,303       $  1,303
Building                                   7,365          7,365
Machinery and equipment                  172,189        122,899
Furniture and fixtures                    19,533         14,591
Leasehold improvements                    16,656         15,446
Construction in progress                  15,613            -
	                                   				--------       --------
Total                                    232,659        161,604
Accumulated depreciation and
  amortization                          (124,465)       (94,603)
                                   					--------       --------
Property and equipment - net            $108,194       $ 67,001
                                   					========       ========


Note 7:  Accrued and other liabilities

Accrued and other liabilities at May 31 consist of:

(in thousands)                             1995            1994
- ----------------------------------------------------------------
Accrued payroll and related expenses    $ 37,723         $21,387
Accrued product warranty                  20,054          13,686
Accrued cooperative advertising           12,015          11,544
Accrued payment to Centrum shareholders      -            14,267
Other accrued liabilities                 52,216          30,246
	                                   				--------         -------
Accrued and other liabilities           $122,008         $91,130
                                   					========         =======


Note 8:  Borrowing Arrangements and Commitments

In November 1994, the Company completed a private placement of $110 million aggregate principal amount of convertible subordinated notes under Rule 144A of the Securities Act of 1933. The notes mature in 2001. Interest is payable semi-annually at 10.25% per annum. The notes are convertible at the option of the note holders into the Company's common stock at an initial conversion price of $69.125 per share. Beginning in November 1997, the notes are redeemable at the option of the Company at an initial redemption price of 102.929% of the principal amount. The Company has reserved 1,591,320 shares of common stock for the conversion of these notes.

In July 1994, the Company signed a five-year lease for 225,000 square feet of office and manufacturing space to be built on land adjacent to its existing headquarters in Santa Clara. This arrangement provides the Company with an option to purchase the related property during the lease term, and at the end of the lease term the Company is obligated to either purchase the property or arrange for the sale of the property to a third party with a guaranteed residual value of up to $33.5 million to the seller of the property. The Company estimates that it will commence occupancy of portions of the facility in June 1995, with payments on the lease estimated to start in September 1995. Future minimum lease payments are included in the table below.

In April 1995, the Company signed an eight-year lease for 80,000 square feet of office and manufacturing space in Boxborough, Massachusetts to consolidate existing facilities in that area. Concurrent with this lease, the Company entered into an agreement pursuant to which the Company has the option to purchase the property in November 1995. Future minimum lease payments are included in the table below.

As of May 31, 1995, the Company had approximately $29 million in capital expenditure commitments, primarily associated with the expansion and upgrade of product manufacturing lines and facilities.

The Company has a $40 million revolving bank credit agreement which expires on December 31, 1996. Under the agreement, the Company may select among various interest rate options, including borrowing at the bank's prime rate. The agreement requires that the Company maintain certain financial ratios and minimum net worth. At May 31, 1995, all such requirements were met and there were no outstanding borrowings under the agreement. The Company has no restrictions on paying cash dividends on its common stock.

3Com Development Corporation, a wholly-owned subsidiary of 3Com, is a limited partner in a lease/joint venture arrangement to acquire and develop the Company's corporate offices in Santa Clara, which were initially occupied in the first quarter of fiscal 1991. Future minimum lease payments are included in the table below.

The Company leases its facilities and certain equipment under operating leases. Leases expire at various dates from 1996 to 2013 and certain facility leases have renewal options with rentals based upon changes in the Consumer Price Index or the fair market rental value of the property.

Future operating lease commitments are as follows:

(in thousands)
- --------------------------------------------------------------
Fiscal year
1996                                                   $20,022
1997                                                    17,701
1998                                                    13,242
1999                                                    12,247
2000                                                     9,919
Thereafter                                              15,416
	                                          					       -------
Total                                                  $88,547
                                          						       =======

Rent expense was $17.0 million, $13.5 million, and $13.4 million for fiscal 1995, 1994, and 1993, respectively.


Note 9:  Common Stock

The Company's common stock was split two-for-one on September 1, 1994 for shareholders of record on August 16, 1994. All applicable share and per share data in these financial statements have been restated to give effect to this stock split.

Shareholder Rights Plan. In September 1989, the Company's Board of Directors approved an amendment and restatement of the stock purchase rights plan and declared a dividend distribution of one common stock purchase right for each outstanding share of its common stock. The Company's Board of Directors approved an amendment and restatement of the rights plan in December 1994. The rights become exercisable based on certain limited conditions related to acquisitions of stock, tender offers and certain business combination transactions of the Company. In the event one of the limited conditions is triggered, each right entitles the registered holder to purchase for $250 a number of shares of 3Com common stock (or any acquiring company) with a fair market value of $500. The rights are redeemable at the Company's option for $.01 per right and expire on December 13, 2004.

Stock Option Plans. The Company has stock option plans under which employees and directors may be granted options to purchase common stock. Options are generally granted at not less than the fair market value at grant date, vest over a four-year period, and expire ten years after the grant date.

A summary of option transactions under the plans follows:

	                                  				Years ended May 31,
(in thousands except
 price per share)                 1995         1994         1993
- ----------------------------------------------------------------
Number of option shares:
Granted and assumed              3,446        4,700        4,110
Exercised                       (2,956)      (3,718)      (3,656)
Cancelled                         (577)        (422)        (642)
Outstanding at end of year      12,213       12,300       11,740
- ----------------------------------------------------------------
Option price per share:
Granted and assumed          $0.03-68.25  $0.44-30.88  $5.00-19.69
Exercised                     0.44-48.75   0.44-25.88   2.82-17.50
Cancelled                     0.73-52.19   0.45-28.19   3.32-17.55
Outstanding at end of year   $0.03-68.25  $0.44-30.88  $2.82-19.69


In connection with the fiscal 1995 purchase acquisitions discussed in Note 3, the Company assumed certain outstanding options to purchase common stock of the acquired companies and exchanged them for options to acquire 164,000 shares of the Company's common stock at exercise prices of $0.03 to $3.44 per share.

At May 31, 1995, options for 5.1 million shares were exercisable, 4.8 million shares were available for future grants, and 17.0 million shares were reserved for issuance under the stock option plans.

Employee Stock Purchase Plan. The Company has an employee stock purchase plan, under which eligible employees may authorize payroll deductions of up to 10 percent of their compensation (as defined) to purchase common stock at a price not less than 85 percent of the lower of the fair market values as of the beginning or the end of the offering period. At May 31, 1995, 629,000 shares of common stock were reserved for issuance under this plan.

Restricted Stock Plan. The Company has a restricted stock plan, under which 200,000 shares of common stock were reserved for issuance at no cost to key employees. The shares are issued at the fair market value on the date of the grant. Any compensation expense is recognized as the granted shares vest over a one to four year period. Through May 31, 1995, 57,000 shares of common stock have been issued under this plan. At May 31, 1995, 143,000 shares were reserved for future issuance.

Stock Repurchase Program. The Board of Directors has authorized the Company to repurchase up to 15.0 million shares of common stock. Under this authorization, 12.3 million shares have been repurchased and the Company may repurchase up to an additional 2.7 million shares of common stock.


Note 10:  Foreign Exchange Contracts

Intercompany balances and balance sheet exposures. The Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. Gains and losses on the foreign exchange contracts are included in other income - net, which offset foreign exchange gains or losses from revaluation of foreign currency-denominated balance sheet items and intercompany balances.

At May 31, 1995 and 1994, the Company had outstanding foreign exchange forward contracts of $16.7 million and $14.6 million, respectively, excluding the foreign exchange contracts related to the Irish manufacturing facility. The contracts require the Company to exchange foreign currencies for U.S. dollars or vice versa, and generally mature in one month.

Irish manufacturing facility. The Company has entered into foreign exchange forward contracts to minimize fluctuation in the expected U.S. dollar cost of expanding its Irish manufacturing facility due to movements in the Irish pound to U.S. dollar exchange rate. Gains and losses on the forward contracts, when material, are included in construction in progress. At May 31, 1995, the outstanding foreign exchange contracts related to the construction in Ireland were $10.1 million. The contracts require the Company to exchange U.S. dollars for Irish pounds and have maturities from one to seven months.


Note 11:  Financial Instruments Fair Value Disclosure

The following summary disclosures are made in accordance with the provisions of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," which requires the disclosure of fair value information about both on- and off-balance sheet financial instruments where it is practicable to estimate the value. Fair value is defined in SFAS No. 107 as the amount at which an instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. It is not the Company's intent to enter into such exchanges.

Because SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

                            				      May 31, 1995            May 31, 1994
			                            	 ---------------------   ---------------------
	                            			 Carrying    Estimated   Carrying    Estimated
(in thousands)                    Amount    Fair Value    Amount    Fair Value
- ------------------------------------------------------------------------------
Assets:
  Cash and cash equivalents      $139,176    $139,176    $66,284     $66,284
  Temporary cash investments      184,338     184,338     63,413      63,208

Liabilities:
Convertible subordinated notes   $110,000    $138,050    $    -      $    -

Commitments:
  Foreign exchange contracts     $ 26,796    $ 26,782    $14,634     $14,648


The following methods and assumptions were used in estimating the fair values of financial instruments:

Cash and cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate their estimated fair values.

Temporary cash investments, foreign exchange contracts and convertible subordinated notes. The fair value of temporary cash investments, foreign exchange contracts and convertible subordinated notes are based on quoted market prices.


Note 12:  License

In fiscal 1994, the Company licensed certain in-process wireless technology from Pacific Monolithics, Inc. This technology was still under development and, accordingly, $2.4 million of the $2.5 million cost of obtaining this license represented in-process technology and was charged to operations in fiscal 1994.


Note 13:  Non-recurring Items

Non-recurring items for the year ended May 31, 1995 consists of merger costs of $4.4 million related to the acquisitions of Sonix (see Note 3) and Primary Access (see Note 18) offset by a $1.1 million reduction in accrued costs associated with the fiscal 1991 restructuring based on revised estimates of future costs.

Non-recurring items for the year ended May 31, 1993 consists of the net cost of a litigation settlement of $3.6 million (see Note 17), and merger costs of $1.0 million related to the acquisition of Star-Tek (see Note 3), offset by a reduction in accrued restructuring costs of $3.3 million based on revised estimates of future costs.


Note 14:  Other Income - Net

Other income - net consists of:

(in thousands)                   1995         1994         1993
- -----------------------------------------------------------------
Interest income                 $9,804       $3,954       $3,602
Interest expense                (6,865)         (66)        (255)
Other                               (7)        (579)      (2,029)
	                            			------       ------       ------
Total                           $2,932       $3,309       $1,318
                            				======       ======       ======


Note 15:  Income Taxes

The provision for income taxes consists of:

(in thousands)                   1995         1994         1993
- ----------------------------------------------------------------
Current:
  Federal                      $55,227      $31,761      $13,786
  State                         19,142        7,862        3,110
  Foreign                       22,537       16,771        8,293
	                     		       -------      -------      -------
Total current                   96,906       56,394       25,189
                     			       -------      -------      -------
Deferred:
  Federal                      (17,600)      (9,266)      (1,658)
  State                         (6,885)          -            -
  Foreign                          310        1,104       (1,846)
			                            -------      -------      -------
Total deferred                 (24,175)      (8,162)      (3,504)
                     			       -------      -------      -------
Total                          $72,731      $48,232      $21,685
	                     		       =======      =======      =======


The components of the net deferred tax asset consist of:

(in thousands)                                1995         1994
- -----------------------------------------------------------------
Deferred tax assets:
  Amortization and depreciation             $29,299      $ 4,244
  Reserves not recognized for tax purposes   31,641       31,483
  Other                                      13,640        3,058
  Valuation allowance                        (4,829)      (6,097)
	                                   				    -------      -------
Total deferred tax asset                     69,751       32,688
                                   					    -------      -------
Deferred tax liabilities -
  Unremitted earnings                       (12,828)          -
  Net unrealized gain on securities
    available-for-sale                         (123)          -
  Other                                         (85)         (25)
                                   					    -------      -------
Net deferred tax asset                      $56,715      $32,663
                                   					    =======      =======


Valuation allowance relates primarily to expenses, the realization of which is not assured on future state income tax returns. The valuation allowance decreased $1.3 million in fiscal 1995, and increased $926,000 and $1.1 million in 1994 and 1993, respectively.

Tax carryforwards of acquired businesses consist of $1.0 million and $800,000 of net operating loss and tax credit carryforwards, respectively, that expire in 2004 through 2008.

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

	                            			  1995         1994         1993
- ----------------------------------------------------------------
Tax computed at federal
  statutory rate                  35.0%        35.0%        34.0%
State income taxes, net
  of federal effect                4.0          3.0          3.4
Foreign sales corporation         (0.6)        (5.2)        (1.3)
Tax exempt investment income      (0.8)        (5.7)        (1.5)
Provision for combined foreign
  and U.S. taxes on certain
  foreign income at rates less
  than U.S. rates                 (4.2)        (7.5)        (0.4)
Research tax credits              (1.2)        (8.7)        (0.2)
Non-deductible purchased
  in-process technology            2.7        241.5           -
Effect of tax law changes           -          (6.4)          -
Other                              1.8          0.9          2.0
	                             			 -----        -----         ----
Total                             36.7%       246.9%        36.0%
                             				 =====        =====         ====


Income before income taxes for the years ended 1995, 1994, and 1993 includes income of $131.2 million, $58.2 million and $18.7 million from the Company's foreign subsidiaries. The Company has not provided for federal income taxes on approximately $38.7 million of undistributed earnings of foreign subsidiaries, which the Company intends to reinvest in subsidiary operations indefinitely. If such undistributed earnings were to be remitted, the related tax liability would be approximately $10.7 million.


Note 16:  Geographic Area Information

The Company operates in a single industry segment: the design, manufacture, marketing, and support of data networking systems. The Company's foreign operations consist primarily of central distribution and order administration, manufacturing and research and development facilities in Western Europe, and sales, marketing and customer service activities conducted through sales subsidiaries throughout the world.

Sales, operating income and identifiable assets, classified by the major geographic areas in which the Company operates, are as follows:

(in thousands)                   1995         1994         1993
- ----------------------------------------------------------------
Revenues from unaffiliated
  customers:
United States operations     $  592,771     $399,836     $308,879
Export sales from United
  States operations             179,225      103,127       69,237
European operations             523,151      324,032      224,891
Other                               164          -         14,161
	                     		     ----------     --------     --------
Total                        $1,295,311     $826,995     $617,168
                     			     ==========     ========     ========

Transfers from geographic areas
 (eliminated in consolidation):
United States operations       $144,862     $112,418     $101,570
European operations             123,360       52,595       39,920
Other                               439          -         23,354
	                     		       --------     --------     --------
Total                          $268,661     $165,013     $164,844
	                     		       ========     ========     ========

Operating income (loss):
United States operations       $ 78,105     $(60,808)    $ 39,108
European operations             141,367       63,306       23,757
Other                            (2,149)         587         (212)
Eliminations                    (21,818)      (4,602)      (3,725)
	                     		       --------     --------     --------
Total                          $195,505     $ (1,517)    $ 58,928
	                     		       ========     ========     ========

Identifiable assets:

United States operations       $628,942     $332,651
European operations             235,634      123,144
Other                            10,009        2,498
Eliminations                    (34,909)     (13,950)
	                     		       --------     --------
Total                          $839,676     $444,343
                     			       ========     ========


Operating income (loss) for the United States operations for the years ended May 31, 1995 and 1994 included charges of approximately $60.8 million and $134.5 million, respectively, for purchased in-process technology resulting from the Company's acquisitions in those years. Transfers between geographic areas are accounted for at prices representative of unaffiliated party transactions.


Note 17:  Litigation

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

In April 1993, the Company and plaintiffs reached an agreement to settle the consolidated action in its entirety. Although the Company believes that the claims asserted in the class action were without merit, the Company believed it was in the best interest of its shareholders to settle the case due to the continuing costs of defense, the distraction of management's attention and the uncertainties inherent in any litigation. The principal terms of the agreement called for a settlement of $9.9 million, a substantial portion of which was paid by the Company's insurance carrier.


Note 18:  Subsequent Event

On March 21, 1995, the Company entered into an Agreement and Plan of Reorganization with Primary Access Corporation. Primary Access develops, manufactures and markets integrated network access systems. The acquisition was consummated on June 9, 1995, and the Company issued approximately 2.3 million shares of its common stock in exchange for all of the outstanding stock of Primary Access. The Company also assumed and exchanged all options and warrants to purchase Primary Access stock for options and warrants to purchase approximately 500,000 shares of the Company's common stock. The merger was accounted for as a pooling-of-interests. 3Com Primary Access survives the merger as a wholly-owned subsidiary of the Company.

The following unaudited pro forma summary presents the consolidated results of operations assuming that the acquisition of Primary Access had occurred on June 1, 1992. No significant adjustments are required to conform the accounting policies of the Company and Primary Access. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had this transaction been effected on the date indicated above or of results which may occur in the future.

(in thousands, except per share amounts)
	                            			      1995         1994        1993
- ---------------------------------------------------------------------
Sales                              $1,325,693    $851,047    $630,966

Net income (loss)                  $  125,999    $(24,216)   $ 39,677

Net income (loss) per share
  (fully diluted basis)            $     1.65    $  (0.37)   $   0.60


If the merger with Primary Access had been consummated on May 31, 1995, consolidated assets, liabilities, shareholders' equity and working capital would have increased by $18.1 million, $8.2 million, $9.9 million and $7.6 million, respectively.

Quarterly Results of Operations (Unaudited)
- -------------------------------------------

(Dollars in thousands, except per share data)

			                            Fiscal 1995 Quarters Ended                Fiscal 1994 Quarters Ended
                     			  --------------------------------------   -----------------------------------------
                     			   May 31   Feb. 28   Nov. 30   Aug. 31     May 31     Feb. 28    Nov. 30    Aug. 31
	                     		    1995      1995      1994      1994       1994        1994       1993       1993

Sales                     $384,919  $346,484  $309,947  $253,962   $241,463    $218,166   $205,275   $162,091
                     			  --------  --------  --------  --------   --------   ---------   --------   --------

Gross margin               208,351   186,149   165,406   133,318    124,605     113,183    102,865     80,415
Gross margin %               54.1%     53.7%     53.4%     52.5%      51.6%       51.9%      50.1%      49.6%
	                     		  --------  --------  --------  --------   --------   ---------   --------   --------

Operating income (loss)     76,464    71,841     2,722    44,480     41,327     (94,680)    31,925     19,911
	                     		  --------  --------  --------  --------   --------   ---------   --------   --------

Net income (loss)           47,581    45,730     3,162    29,233     27,189    (103,460)    21,463     26,114
Net income (loss) %          12.4%     13.2%      1.0%     11.5%      11.3%      (47.4%)     10.5%      16.1%
	                     		  --------  --------  --------  --------   --------   ---------   --------   --------

Fully diluted net income
  (loss) per share        $   0.64  $   0.62  $   0.04  $   0.41   $   0.39   $   (1.64)  $   0.32   $   0.40
	                     		  --------  --------  --------  --------   --------   ---------   --------   --------

	Notes: Net income for the quarter ended May 31, 1995 included a charge of approximately $4.4 million ($.06 per share) for merger costs associated with the acquisitions of Sonix and Primary Access (see Notes 3 and 18 to the consolidated financial statements). Net income for the quarter ended
November 30, 1994 included a charge of approximately $60.8 million ($.52 per share) for purchased in-process technology (see Note 3 to the consolidated financial statements) and a credit of $1.1 million ($.01 per share) for a reduction in accrued restructuring costs. Net loss for the quarter ended February 28, 1994 included a charge of approximately $134.5 million ($2.00 per share) for purchased in-process technology (see Notes 3 and 4 to the consolidated financial statements). Net income for the quarter ended August 31, 1993 included a gain of approximately $17.7 million ($.18 per share) related to the sale of an investment and a tax benefit of $1.2 million ($.02 per share) resulting from tax law changes.

Excluding the non-recurring items noted above, pro forma net income per share on a fully diluted basis would have been as follows:

                     			       Fiscal 1995 Quarters Ended                 Fiscal 1994 Quarters Ended
                     			  -------------------------------------    ----------------------------------------
			                        May 31    Feb. 28  Nov. 30   Aug. 31    May 31     Feb. 28    Nov. 30    Aug. 31
			                         1995       1995     1994      1994      1994        1994       1993       1993
Pro forma net income
  per share               $  0.70    $  0.62  $  0.55   $  0.41    $  0.39    $  0.36    $  0.32    $  0.20
	                     		  -------    -------  -------   -------    -------    -------    -------    -------


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

	Not applicable.




PART III

ITEM 10.        Directors and Executive Officers of 3Com

	The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference to the information contained in the section captioned "Election of Directors: in 3Com's definitive Proxy Statement for the Annual Meeting of Shareholders to be held September 28, 1995 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date. For information with respect to the executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

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


PART IV

ITEM 14.        Exhibits, Financial Statement Schedule, and Reports on Form 8-K

	(a)     (1)     Financial Statements--See Index to Consolidated
			Financial Statements and Financial Statement Schedule of this Form 10-K.

		(2) Financial Statement Schedule--See Index to Consolidated Financial Statements and Financial Statement Schedule of this Form 10-K.

		(3)     Exhibits--See Exhibit Index of this Form 10-K.

	(b) The Registrant filed or amended reports on Form 8-K during the last quarter of the fiscal year ended May 31, 1995, as follows:

		(i) A report on Form 8-K filed on May 16, 1995, reporting under Item 2 the completion of the acquisition of Sonix Communications Limited, effective May 1, 1995.

		(ii) A report on Form 8-K/A amending the Report on Form 8-K, dated January 14, 1994, was filed on May 11, 1995, and included the conforming signature of the independent accountant's report on the EDGAR filing.

		(iii) A report on Form 8-K/A amending the Report on Form 8-K, dated November 1, 1994, was filed on May 11, 1995 and included the unaudited financial statements of NiceCom, Ltd. for the nine months ended September 30, 1994.

	(c)     See Exhibit Index of this Form 10-K.

	(d) See Index to Consolidated Financial Statements and Financial Statement Schedule of this Form 10-K.




EXHIBIT INDEX

Exhibit
Number  Description
- ------  -----------

3.1     Amended and Restated Articles of Incorporation (Exhibit 19.1
	       to Form 10-Q) (8)
3.2     Certificate of Amendment of the Amended and Restated
       	Articles of Incorporation (Exhibit 3.2 to Form 10-K) (19)
3.3     Bylaws, as amended and restated (Exhibit 3.2 to Form 10-K) (10)
4.1     Reference is made to Exhibit 3.1 (Exhibit 4.1 to Form 10-K) (19)
4.2     Indenture Agreement between 3Com Corporation and the First National Bank
	       of Boston for the private placement of convertible subordinated notes
       	dated as of November 1, 1994 (Exhibit 5.2 to Form 8-K) (22)
4.3     Placement Agreement for the private placement of convertible
       	subordinated notes dated November 8, 1994 (Exhibit 5.1 to Form 8-K) (22)
4.4     Amended and Restated Rights Agreement dated December 31, 1994 (Exhibit
       	10.27 to Form 10-Q) (23)
10.1    1983 Stock Option Plan, as amended (Exhibit 10.1 to Form 10-K) (10)*
10.2    Amended and Restated Incentive Stock Option Plan (4)*
10.3    License Agreement dated March 19, 1981 (1)
10.4    First Amended and Restated 1984 Employee Stock Purchase Plan,
       	as amended (Exhibit 19.1 to Form 10-Q) (11)*
10.5    License Agreement dated as of June 1, 1986  (Exhibit 10.16 to Form 10-K)
       	(3)
10.6    3Com Corporation Director Stock Option Plan, as amended (Exhibit 19.3
       	to Form 10-Q) (11)*
10.7    Bridge Communications, Inc. 1983 Stock Option Plan, as amended (Exhibit
       	4.7 to Form S-8) (2)*
10.8    3Com Headquarters Lease dated December 1, 1988, as amended (Exhibit
       	10.14 to Form 10-K) (10)
10.9    Ground Lease dated July 5, 1989 (Exhibit 10.19 to Form 10-K) (5)
10.10   Sublease Agreement dated February 9, 1989 (Exhibit 10.20 to Form 10-K)
	       (5)
10.11   Credit Agreement dated April 21, 1993 (Exhibit 10.11 to Form 10-K) (16)
10.12   Asset Purchase Agreement dated as of January 24, 1992 (Exhibit 2.1 to
       	Form 8-K) (12)
10.13   3Com Corporation Restricted Stock Plan dated July 9, 1991 (Exhibit 19.2
       	to Form 10-Q) (11)*
10.14   Agreement and Plan of Merger dated December 16, 1992 (Exhibit 3 to
       	Form 8-K) (13)
10.15   Form of Escrow and Indemnification Agreement for Directors and Officers
       	(Exhibit 10.15 to Form 10-Q) (18)
10.16   Agreement and Plan of Reorganization dated December 16, 1993 among 3Com
       	Corporation, 3Sub Corporation and Synernetics, Inc. (Exhibit 7.1 to Form
       	8-K) (14)
10.17   Side Agreement Regarding Agreement and Plan of Reorganization dated
       	January 14, 1993 among 3Com Corporation, 3Sub Corporation and
       	Synernetics, Inc. (Exhibit 7.2 to Form 8-K) (14)
10.18   Agreement and Plan of Reorganization dated January 18, 1994.  (Exhibit
       	7.2 to Form 8-K) (15)
10.19   Indemnification and Escrow Agreement dated February 2, 1994 (Exhibit 7.3
       	to Form 8-K) (15)
10.20   Amendment to Credit Agreement (Exhibit 10.20 to Form 10-Q) (17)
10.21   Second Amendment to Credit Agreement (Exhibit 10.21 to Form 10-Q) (17)
10.22   1994 Stock Option Plan (Exhibit 10.22 to Form 10-K) (19)*
10.23   Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com
       	Corporation, as Tenant, effective as of July 14, 1994 (Exhibit 10.23 to
       	Form 10-Q) (20)
10.24   Purchase Agreement between BNP Leasing Corporation and 3Com Corporation,
       	dated July 14, 1994 (Exhibit 10.24 to Form 10-Q) (20)
10.25   Asset Purchase Agreement dated September 18, 1994 among 3Com
       	Corporation, NiceCom Ltd., and Nice Systems, Ltd. (Exhibit 7.1 to Form
       	8-K) (21)
10.26   First Amendment to Asset Purchase Agreement dated October 17, 1994
       	among 3Com Corporation, NiceCom Ltd., and Nice Systems, Ltd. (Exhibit
       	7.2 to Form 8-K) (21)
10.27   Acquisition and Exchange Agreement dated March 22, 1995 among 3Com
       	Corporation and Shareholders of Sonix Communications Limited (Exhibit
       	7.1 to Form 8-K) (24)
10.28   Agreement and Plan of Reorganization, dated March 21, 1995, by and
       	among 3Com Corporation, Anuinui Acquisition Corporation and Primary
       	Access Corporation (Appendix A to prospectus included in Form S-4) (25)
10.29   Amendment to Agreement and Plan of Reorganization, dated May 30, 1995
       	by and among 3Com Corporation, Anuinui Acquisition Corporation and
       	Primary Access Corporation (Appendix A-1 to prospectus included in
       	Form S-4) (25)
10.30   Escrow Agreement, dated June 9, 1995 by and among 3Com Corporation,
       	The First National Bank of Boston and Tench Coxe, Kathryn C. Gould and
       	William R. Stensrud as Shareholders' Agents (Exhibit 10.27 to Form S-4)
       	(25)
21.1    Subsidiaries of the Registrant
23.1    Consent of Deloitte & Touche LLP
27.     Financial Data Schedule
- ------------------------------------------------------------------------------
	*    Indicates a management contract or compensatory plan.

(1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement on Form S-1 filed January 25, 1984 (File No. 2-89045).
(2) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Registration Statement on Form S-8 filed October 13, 1987 (File No. 33-17848).
(3) Incorporated by reference to the corresponding Exhibit or the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed August 29, 1987 (File No. 0-12867).
(4) Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form S-4 filed on August 31, 1987 (File No. 33-16850).
(5) Incorporated by reference to the corresponding Exhibit or the Exhibi identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 28, 1989 (File No. 0-12867).
(6) Incorporated by reference to Exhibit 19.1 to Registrant's Form 10-Q filed on April 14, 1990 (File No. 0-12867).
(7) Incorporated by reference to the corresponding Exhibit or the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 28, 1990 (File No. 0-12867).
(8) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 2, 1991 (File No. 0-12867).
(9) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on April 15, 1991 (File No. 0-12867).
(10) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 27, 1991 (File No. 0-12867).
(11) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed
	January 10, 1992 (File No. 0-12867).
(12) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 8-K filed on February 18, 1992 (File No. 0-12867).
(13) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 8-K filed on February 12, 1993 (File No. 0-12867).
(14) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 8-K filed on January 31, 1994 (File No. 0-12867).
(15) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 8-K filed on February 11, 1994 (File No. 0-12867).
(16) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 27, 1993 (File No. 0-12867).
(17) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on April 13, 1994 (File No. o-12867).
(18) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 14, 1994 (File No. 0-12867).
(19) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 31, 1994 (File No. 0-12867)
(20) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on October 16, 1994 (File No. 0-12867)
(21) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 8-K filed on November 1, 1994 (File No. 0-12867)
(22) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 8-K filed on November 16,1994 (File No. 0-12867)
(23) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 13, 1995 (File No. 0-12867)
(24) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 8-K filed on May 16, 1995 (File No. 0-12867)
(25) Incorporated by reference to the Exhibit or other item identified in parentheses previously filed as an Exhibit to or included in Registrant's Registration Statement on Form S-4, originally filed on March 23, 1995 (File No. 33-58203)



SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of June, 1995.

					                            3Com Corporation
	                            				   (Registrant)

                        					  By:  /s/ Eric A. Benhamou
					                               ---------------------
                               						   Eric A. Benhamou
                        					       Chairman, President and
                        					       Chief Executive Officer

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of June, 1995.

		 Signature                               Title
		 ---------                               -----

	/s/  Eric A. Benhamou                    Chairman of the Board,
	-----------------------------                President and
	    (Eric A. Benhamou)                  Chief Executive Officer
	                            				     (Principal Executive Officer)


	/s/  Christopher B. Paisley           Vice President, Finance and
	-----------------------------           Chief Financial Officer
	    (Christopher B. Paisley)                 (Financial and
	                                    	 				 Accounting Officer)


	/s/  James L. Barksdale                       Director
	-----------------------------
	    (James L. Barksdale)


	/s/  Gordon A. Campbell                       Director
	-----------------------------
	    (Gordon A. Campbell)


                                   						      Director
	-----------------------------
	    (David W. Dorman)


	/s/  Jean-Louis Gassee                        Director
	-----------------------------
	    (Jean-Louis Gassee)


	/s/  Stephen C. Johnson                       Director
	-----------------------------
	    (Stephen C. Johnson)


	/s/  Philip C. Kantz                          Director
	-----------------------------
	    (Philip C. Kantz)


	/s/  William F. Zuendt                        Director
	-----------------------------
	    (William F. Zuendt)




SCHEDULE II


3Com Corporation

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended May 31, 1993, 1994 and 1995
(in thousands)

                                          						Additions     Reclassi-
                            				     Balance    charged       fications                                    Balance
				                                 at         to            and charges                      Pooled      at
                            				     beginning  costs and     to other                         Business-   end of
Description                          of period  expenses      accounts          Deductions     Net (1)     period
- -----------                          ---------  --------      --------          ----------     -------     ------
Year ended May 31, 1993:
Allowance for doubtful accounts      $ 7,099    $ 1,995       $     -           $ 2,636 (2)    $    40     $ 6,498
Product return reserve                 4,007      2,088             -             2,716             53       3,432
Accrued product warranty               7,565      9,494             -             6,546             40      10,553
Restructuring reserves:
  Inventory reserve                    1,180         -           1,834 (4)        1,315             -        1,699
  Property and equipment reserve       4,158     (1,844)(5)         25 (4)        2,246             -           93
  Accrued restructuring costs         12,573     (1,502)(5)     (1,859)(4)        5,155             -        4,057
	                            			     -------    -------        -------          -------        -------     -------
    Total restructuring reserves      17,911     (3,346)            -             8,716             -        5,849
                            				     -------    -------        -------          -------        -------     -------
Year ended May 31, 1994:
Allowance for doubtful accounts      $ 6,498    $ 4,459        $   168 (3)      $   723 (2)         -      $10,402
Product return reserve                 3,432      1,759             -             1,422             -        3,769
Accrued product warranty              10,553     11,776            863 (3)        9,506             -       13,686
Restructuring reserves:
  Inventory reserve                    1,699         -              -               774             -          925
  Property and equipment reserve          93         -              -                -              -           93
  Accrued restructuring costs          4,057         -              -             1,321             -        2,736
                            				     -------    -------        -------          -------        -------     -------
    Total restructuring reserves       5,849         -              -             2,095             -        3,754
                            				     -------    -------        -------          -------        -------     -------

Year ended May 31, 1995:
Allowance for doubtful accounts      $10,402    $ 5,742        $    72 (3)      $    95 (2)         -      $16,121
Product return reserve                 3,769      6,935             29 (3)        3,320             -        7,413
Accrued product warranty              13,686     20,074             -            13,706             -       20,054
Restructuring reserves:
  Inventory reserve                      925         -              -               925             -           -
  Property and equipment reserve          93        (93)(5)         -                -              -           -
  Accrued restructuring costs          2,736     (1,007)(5)         -             1,729             -           -
	                            			     -------    -------        -------          -------        -------     -------
    Total restructuring reserves     $ 3,754    $(1,100)            -           $ 2,654             -           -
                            				     -------    -------        -------          -------        -------     -------

- --------------------
(1) Pooled business - net represents activity of Star-Tek for the period for January 1, 1992 through May 31, 1992 (see Note 3 to the Consolidated Financial Statements).
(2)  Accounts written off - net of recoveries.
(3)  Adjustments relating to purchased businesses.
(4)  Accrued restructuring costs reclassified to other restructuring reserves.
(5) Reduction in restructuring reserves based on current estimates of future costs.





EXHIBIT 21.1


3COM CORPORATION SUBSIDIARIES

3Com Asia Limited (Hong Kong)
3Com Benelux B.V. (The Netherlands)
3Com Canada Inc. (Canada)
3Com Credit Corporation (California, U.S.A.)
3Com do Brasil Servicos Ltda. (Brazil)
3Com de Chile S.A. (Chile)
3Com de Mexico, S.A. de C.V. (Mexico)
3Com Development Corporation (California, U.S.A.)
3Com Engineering Limited (United Kingdom)
3Com Europe Limited (United Kingdom)
3Com Far East Limited (Cayman Islands)
3Com GmbH (Germany)
3Com Holdings Limited (Cayman Islands)
3Com International, Inc. (Delaware, U.S.A.)
3Com Ireland (Cayman Islands)
3Com Ireland Technologies Limited (Ireland)
3Com Israel Limited (Israel)
3Com Limited (United Kingdom)
3Com Japan K.K. (Japan)
3Com Korea Limited (Korea)
3Com Mediteraneo S.r.l. (Italy)
3Com Nordic AB (Sweden)
3Com Primary Access
3Com S.A. (France)
3Com Sonix Communications Limited (United Kingdom)
3Com U.K. Holdings Limited (United Kingdom)
3Com (U.K.) Limited (United Kingdom)
3Com World Trade, Inc. (U.S. Virgin Islands)
The LAN Guys, Inc. (California, U.S.A.)
NiceCom, Inc. (Delaware, U.S.A.)





EXHIBIT 23.1


CONSENT OF DELOITTE & TOUCHE LLP

To the Shareholders and Board of Directors of 3Com Corporation:

We consent to the incorporation by reference in Registration Statements Nos. 2-92053, 33-2171, 33-17848, 33-33803, 33-33807, 33-39323, 33-36911, 33-
45176, 33-45231, 33-45233, 33-56952, 33-58708,  33-72158, 33-55265 and 33-
60379 of 3Com Corporation on Form S-8 of our report dated June 14, 1995 appearing in this Annual Report on Form 10-K of 3Com Corporation for the year ended May 31, 1995.


/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

San Jose, California
June 28, 1995