Form 10-Q
period 1995-08-31
3COM CORP
filed 1995-10-13
CIK 738076

_____________________________________________________________________
			       UNITED STATES
		    SECURITIES AND EXCHANGE COMMISSION
			Washington,  D. C.  20549



				 FORM 10-Q



	X Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934


For the Quarterly Period Ended             Commission File No. 0-12867
August 31, 1995

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

		 Yes ....XX....          No ................

As of August 31, 1995, 143,992,931 shares of the Registrant's Common Stock were outstanding.
_____________________________________________________________________
			     3Com Corporation

			     Table of Contents


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

		Consolidated Balance Sheets
		August 31, 1995 and May 31, 1995

		Consolidated Income Statements
		Quarters Ended August 31, 1995 and 1994

		Consolidated Statements of Cash Flows
		Quarters Ended August 31, 1995 and 1994

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


Signatures






		      PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

			                     3Com Corporation
                			 Consolidated Balance Sheets
                			   (dollars in thousands)

                                         						August 31,    May 31,
                                         						   1995        1995
                                         						----------  ----------
                                        						(unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                    $186,428    $149,210
   Temporary cash investments                    151,385     184,338
   Trade receivables                             237,401     199,939
   Inventories                                   141,843     124,058
   Deferred income taxes                          45,608      43,922
   Other                                          18,522      21,868
                                          						 -------     -------
Total current assets                             781,187     723,335

Property and equipment-net                       131,989     110,449

Other assets                                      15,288      24,022
                                          						 -------     -------

Total                                           $928,464    $857,806
                                          						 =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                             $ 90,651    $ 92,750
   Accrued and other liabilities                 118,685     126,124
   Income taxes payable                           61,961      52,853
   Current portion of long-term obligations          404         197
                                          						 -------     -------
Total current liabilities                        271,701     271,924

Long-term debt                                   110,000     110,000
Other long-term obligations                          280       1,094

Shareholders' Equity:
Preferred stock, no par value, 3,000,000
    shares authorized; none outstanding               -           -
Common stock, no par value, 400,000,000
     shares authorized; shares outstanding:
     August 31, 1995: 143,992,931;
     May 31, 1995:  143,064,572                  324,237     311,075
Unamortized restricted stock grants               (2,647)     (2,037)
Retained earnings                                225,156     165,735
Unrealized gain on available-for-sale securities     270         184
Accumulated translation adjustments                 (533)       (169)
                                          						 -------     -------

Total shareholders' equity                       546,483     474,788
                                          						 -------     -------

Total                                           $928,464    $857,806
                                          						 =======     =======

See notes to consolidated financial statements.






    			      3Com Corporation
		       Consolidated Income Statements
		    (in thousands except per share data)
           				(unaudited)

	                                            Quarters Ended
                                   						      August 31,
                                    						  ----------------
                                   						  1995        1994
                                   						  ----        ----

Sales                                    $430,354    $262,801

Costs and expenses:
	Cost of sales                            199,874     123,892
	Sales and marketing                       82,113      53,104
	Research and development                  41,139      27,923
	General and administrative                16,813      11,050
                                   						 -------     -------
	Total                                    339,939     215,969
                                   						 -------     -------

Operating income                           90,415      46,832

Other income-net                            1,002         851
                                   						 -------     -------

Income before income taxes                 91,417      47,683
Income tax provision                       31,996      16,911
                                   						 -------     -------

Net income                               $ 59,421    $ 30,772
				                                   		 =======     =======



Net income per common and
   equivalent share:
	Primary                                 $    .38    $    .21
	Fully diluted                           $    .38    $    .21

Common and equivalent shares used
	in computing per share amounts:
	Primary                                  155,326     146,861
	Fully diluted                            155,773     148,276

See notes to consolidated financial statements.






			        3Com Corporation
		   Consolidated Statements of Cash Flows
 			    (dollars in thousands)
	     			  (unaudited)

                                   						    Quarters Ended
                                  						       August 31,
                                   						   ----------------
						                                      1995        1994
                                   						   ----        ----
Cash flows from operating activities:
	Net income                              $ 59,421     $30,772
	Adjustments to reconcile net income to
	cash provided by operating activities:
	  Depreciation and amortization           15,717      10,423
	  Deferred income taxes                    4,579      (2,931)
	  Adjustment to conform fiscal year of
		pooled entity - Primary Access               -        3,013
	  Changes in assets and liabilities, net
	   of effects of acquisitions:
		Trade receivables                       (37,462)     (5,245)
		Inventories                             (18,263)     12,529
		Other current assets                      3,346         (69)
		Accounts payable                         (2,099)     (9,782)
		Accrued and other liabilities            (7,450)    (14,992)
		Income taxes payable                     17,749      16,478
		Restructuring liabilities                    -         (752)
                                   						 -------     -------

Net cash provided by operating activities  35,538      39,444
                                   						 -------     -------

Cash flows from investing activities:
	Purchase of property and equipment       (33,550)    (13,907)
	Purchase of temporary cash investments   (35,073)     (5,092)
	Proceeds from temporary cash investments  67,945       4,767
	Other-net                                   (293)      2,222
                                   						 -------     -------

Net cash used for investing activities       (971)    (12,010)
                                   						 -------     -------

Cash flows from financing activities:
	Sale of stock                              3,601       2,106
	Repurchases of common stock                   -      (16,893)
	Repayments of notes payable and capital
	  lease obligations                         (586)       (933)
	Other-net                                   (364)         26
                                    						 -------     -------
Net cash provided by (used for) financing
  activities                                2,651     (15,694)
                                    						 -------     -------

Increase in cash and cash equivalents      37,218      11,740
Cash and cash equivalents at beginning
  of period                               149,210      69,768
                                   						 -------     -------

Cash and cash equivalents at end of
 period                                  $186,428    $ 81,508
                                   						 =======     =======

Non-cash financing and investing activities:
	Tax benefit on stock option
	  transactions                          $  8,698    $  2,497

See notes to consolidated financial statements.






			      3Com Corporation
		  Notes to Consolidated Financial Statements

1. The consolidated financial statements include the accounts of 3Com Corporation (the "Company") and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the Company's financial position as of August 31, 1995, and the results of operations and cash flows for the quarters ended August 31, 1995 and 1994.

	The results of operations for the quarter ended August 31, 1995 may not necessarily be indicative of the results for the fiscal year ending May 31, 1996.

	These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended May 31, 1995.

2.      Inventories consisted of (in thousands):

                     				    August 31,    May 31,
                     				      1995          1995
                     				      ----          ----

	Finished goods             $ 84,695      $ 73,061
	Work-in-process              11,946        14,035
	Raw materials                45,202        36,962
                     				    -------       -------

	Total                      $141,843      $124,058
                     				    =======       =======

3.      Net Income Per Share

	Net income per common and equivalent share is computed based on the weighted average number of common shares and the dilutive effects of stock options outstanding during the period using the treasury stock method.
The effect of the assumed conversion of the 10.25% convertible subordinated notes was antidilutive for the periods presented. Weighted average shares outstanding and per share amounts have been restated to reflect the two-for-one stock split on August 25, 1995 for shareholders of record on August 4, 1995.

4.      Business Combinations

	On June 9, 1995, the Company acquired Primary Access Corporation (Primary Access) by issuing approximately 4.6 million shares of its common stock for all of the outstanding stock of Primary Access. The Company also assumed and exchanged all options and warrants to purchase Primary Access stock for options and warrants to purchase approximately 1.0 million shares of the Company's common stock. Primary Access develops, manufactures and markets network access systems. The acquisition was accounted for as a pooling-of-interests. All financial data of the Company has been restated to include the operating results of Primary Access. No significant adjustments were required to conform the accounting policies of the Company and Primary Access.

	On July 26, 1995, the Company announced a definitive agreement to acquire Chipcom Corporation (Chipcom), headquartered in Southborough, Massachusetts. Chipcom designs, manufactures and distributes computer networking intelligent switching systems, including hubs, internetworking and network management products. The transaction will be accounted for as a pooling-of-interests. Chipcom's revenue and net income for the quarter ended July 1, 1995 were $71.5 million and $1.2 million, respectively.
As of July 1, 1995, Chipcom's assets totaled $236.1 million and stockholder's equity was $172.7 million. Under the terms of the agreement, each outstanding share of common stock of Chipcom will be converted into the right to receive 1.06 shares of common stock of the Company. The Company expects to issue approximately 18.1 million shares of its common stock and options to purchase 1.4 million shares of the Company's common stock in exchange for all outstanding common stock and options of Chipcom. The merger is subject to approval by the stockholders of Chipcom and is expected to be completed in October 1995. It is expected that as a result of the merger, the combined company will incur approximately $60 to $70 million of direct transaction costs and restructuring expenses relating to the business combination, including writedown of certain assets, elimination of duplicate management information systems and facilities, and severance and outplacement costs. These nonrecurring costs will be charged to operations in the fiscal quarter in which the merger is consummated.






			      3Com Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Acquisitions

	During the quarter ended August 31, 1995, 3Com extended its High Performance Scalable Networking (HPSN) solutions to network service providers and carriers with the acquisition of Primary Access Corporation (Primary Access), a provider of integrated network access systems, on June 9, 1995. The Company issued approximately 4.6 million shares of its common stock in exchange for all the outstanding stock of Primary Access. The Company also assumed and exchanged all options and warrants to purchase Primary Access stock for options and warrants to purchase approximately 1.0 million shares of the Company's common stock. The acquisition was accounted for as a pooling-of-interests and all financial data of the Company prior to the acquisition has been restated to include the historical financial data of Primary Access.

	On July 26, 1995, the Company announced a definitive agreement to acquire Chipcom Corporation (Chipcom). The merger is expected to be consummated in October 1995. See Note 4 of Notes to Consolidated Financial Statements for additional information on the above business combinations.

Results of Operations

	The Company achieved record sales in the first quarter of fiscal 1996 totaling $430.4 million, an increase of $167.6 million or 64 percent from the corresponding quarter a year ago. Compared with the fourth quarter of fiscal 1995, sales for the first quarter of fiscal 1996 increased $37.0 million or nine percent.

	The Company believes that the year-over-year increase in first quarter sales is due to several factors, including strong market acceptance of the Company's new products, continued strength in the data networking market as customers embrace new technologies such as switching, increases in personal computer sales, the breadth of 3Com's product offerings and its ability to deliver complete data networking solutions for different connectivity environments. Sales from products introduced in the last 12 months represented 60 percent of total sales in the first quarter of fiscal 1996, an increase from 24 percent of total sales in the first quarter of fiscal 1995.

	Sales of network systems products (i.e., internetworking platforms, remote access servers, hubs and switching products) in the first quarter of fiscal 1996 represented 52 percent of total sales and increased 99 percent from the same quarter one year ago. In the first quarter of fiscal 1995, sales of network systems products represented 43 percent of total sales. The increase was led primarily by the LinkBuilder(R) FMS(TM) II stackable hub, a component of 3Com's SuperStack(TM) family of network systems products, the LANplex(R) family of switching products and the NETBuilder(R) Remote Office internetworking system. Also contributing to the sales increase was the introduction of the LinkSwitch(TM) 1000 stackable switch during the quarter. The Company believes there is an increasing demand for fully functional, fault-tolerant, lower-priced network systems in a stackable format. 3Com is currently delivering hubs, remote office routers, LAN switching products and a redundant power system in a stackable format, which can be used in various combinations within the Company's SuperStack network system.

	Sales of network adapters in the first quarter of fiscal 1996 represented 44 percent of total sales and increased 36 percent from the year-ago period. In the first quarter of fiscal 1995, sales of network adapters represented 52 percent of total sales. The increase in network adapter sales represented an increase in unit volume partially offset by continuation of the industry-wide trend toward decreasing average selling prices, particularly in the Token Ring market. The increase in unit volume primarily resulted from sales of the EtherLink(R) III network adapters, but was also favorably impacted by sales of the PC Card adapter and the Fast EtherLink PCI adapter.

	Sales of other products (i.e., terminal servers, customer service, protocols and other products) represented four percent of total sales in the first quarter of fiscal 1996. Sales of other products increased 47 percent from the year-ago period, although they continued to represent a decreasing percentage of the Company's total sales, as expected.

	Sales outside of the United States comprised 52 percent of total sales in the first quarter of fiscal 1996, compared to 48 percent for the same period last year. International sales increased in all geographic regions, especially in the Asia Pacific and Latin American regions. The Company believes that this increase reflected its continued global expansion through the opening of new sales offices in Latin America and Asia and the expansion of its worldwide service and support programs. The Company's operations were not significantly impacted by fluctuations in foreign currency exchange rates in the first quarters of fiscal
1996 and 1995.

	Cost of sales as a percentage of sales was 46.4 percent in the first quarter of fiscal 1996, compared to 47.1 percent for the first quarter of fiscal 1995. The resulting improvement in gross margin in the first quarter of fiscal 1996 primarily reflected a favorable shipment mix to the Company's switching products and reductions in adapter product material costs improving gross margin by 1.2 percentage points. However, higher freight and duties partially offset this improvement by 0.7 percentage points.

	Total operating expenses in the first quarter of fiscal 1996 were $140.1 million, or 32.5 percent of sales, compared to $92.1 million, or 35.0 percent of sales, in the first quarter of fiscal
1995.

	Sales and marketing expenses in the first quarter of fiscal 1996 increased $29.0 million or 55 percent from fiscal 1995. The increase in such expenses reflected increased selling costs related to the 64 percent increase in sales volume, the cost of promoting the Company's new and existing products, and a 38 percent year-over-year increase in sales and marketing personnel. However, as a percentage of sales, sales and marketing expenses decreased to 19.1 percent in the first quarter of fiscal 1996, from 20.2 percent in the corresponding fiscal 1995 period.

	Research and development expenses in the first quarter of fiscal 1996 increased $13.2 million or 47 percent from the year-ago period. As a percentage of sales, such expenses decreased to
9.6 percent in fiscal 1996, compared to 10.6 percent in the first quarter of fiscal 1995. The increase in research and development expenses was primarily attributable to the cost of developing
3Com's new products including the Company's expansion into new technologies and markets. The Company believes the timely introduction of new technologies and products is crucial to its success, and will continue to make strategic acquisitions to accelerate time to market where appropriate. Most of the research and development projects acquired in connection with the Company's business acquisitions since December 1993 have been completed.
The projects that are still in process primarily include the development of ATM-based products for the enterprise market and products based on ISDN technology for the small office/home office environments. The nature of costs for such development activities is primarily labor costs for design, prototype development and testing. The Company estimates that an aggregate of approximately $10 to $15 million will be expensed over the next four to twelve months in connection with completion of all acquired research and development projects. The Company anticipates total future research and development spending as a percent of sales will not significantly differ from its historical trend.

	General and administrative expenses in the first quarter of fiscal 1996 increased $5.8 million or 52 percent from the same period a year-ago. The increase in general and administrative expenses reflected expansion of the Company's infrastructure through internal growth and acquisitions. General and administrative personnel increased 32 percent from the prior year. However, as a percentage of sales, such expenses decreased to 3.9 percent in the first quarter of fiscal 1996, from 4.2 percent in the corresponding fiscal 1995 period.

	Other income (net) was $1.0 million in the first quarter of fiscal 1996, compared to $0.9 million in the first quarter of fiscal 1995. These amounts consisted primarily of interest income, which increased $3.2 million in the first quarter of fiscal 1996 due to larger cash and investment balances, partially offset by the increase in interest expense associated with the $110.0 million of convertible subordinated notes issued in the second quarter of fiscal 1995.

	The Company's effective income tax rate was approximately 35 percent in the first quarter of fiscal 1996 and 1995.

	Net income for the first quarter of fiscal 1996 was $59.4 million, or $0.38 per share, compared to net income of $30.8 million, or $0.21 per share, for the first quarter of fiscal 1995. Net income per share for fiscal 1995 has been restated to reflect the two-for-one stock split on August 25, 1995.

Business Environment and Risk Factors

	The Company's future operating results may be affected by various trends and factors which the Company must successfully manage in order to achieve favorable operating results. In addition, there are trends and factors beyond the Company's control which affect its operations. Such trends and factors include adverse changes in general economic conditions or conditions in the specific markets for the Company's products, governmental regulation or intervention affecting communications or data networking, fluctuations in foreign exchange rates, and other factors, including those listed below. The data networking industry has become increasingly competitive, and the Company's results may be adversely affected by the actions of existing or future competitors. Such actions may include the development or acquisition of new technologies, the introduction of new products, the assertion by third parties of patent or similar intellectual property rights, and the reduction of prices by competitors to gain or retain market share. Industry consolidation or alliances may also affect the competitive environment.

	The market for the Company's products is characterized by rapidly changing technology. The Company's success depends in substantial part on the timely and successful introduction of new products. An unexpected change in one or more of the technologies affecting data networking or in market demand for products based on a particular technology could have a material adverse effect on the Company's operating results if the Company does not respond timely and effectively to such changes. The Company is engaged in research and development activities in certain emerging LAN and WAN high-speed technologies, such as ATM, ISDN and Fast Ethernet. As the industry standardizes on high-speed technologies, there can be no assurance that the Company will be able to respond timely to compete in the marketplace.

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

	The Company is currently increasing its manufacturing facility capabilities in the United States and Ireland and has begun investigating the creation of a manufacturing operation in Asia. While the Company has significant experience in expanding its manufacturing operations, such expansion may be subject to delay and unexpected costs due to labor issues, adverse weather and construction or other unforeseeable factors.

	Acquisitions of complementary businesses and technologies, including technologies and products under development, are an active part of the Company's overall business strategy. The Company has recently consummated acquisitions of several companies, including Sonix Communications, Ltd. and Primary Access, and announced the acquisition of Chipcom. There can be no assurance that products, technologies and businesses of acquired companies will be effectively assimilated into the Company's business or product offerings, or that the effects of such integration will not adversely affect the Company's business, financial condition or results of operations. The difficulties of such integration may be increased by the necessity of coordinating geographically separated organizations. There can be no assurance that any acquired products, technologies or businesses will contribute to the Company's revenues or earnings. The pending acquisition of Chipcom represents the largest acquisition the Company has engaged in to date. The complexity, and thus risk, of this transaction may well be more significant than any of the Company's past acquisitions.

	The market price of the Company's common stock has been, and may continue to be, extremely volatile. Factors such as new product announcements by the Company or its competitors, quarterly fluctuations in the Company's operating results, challenges associated with integration of acquired businesses and general conditions in the data networking market may have a significant impact on the market price of the Company's common stock. These conditions, as well as factors which generally affect the market for stocks of high technology companies, could cause the price of the Company's stock to fluctuate substantially over short periods.

	The Company's corporate headquarters and a large portion of its research and development activities and other critical business operations are located near major earthquake faults.
The Company's business, financial condition and operating results could be materially adversely affected in the event of a major earthquake. Because of the foregoing factors, as well as other factors affecting the Company's operating results, past trends and performance should not be presumed by investors to be an accurate indicator of future results or trends.

Liquidity and Capital Resources

	Cash, cash equivalents and temporary cash investments at August 31, 1995 were $337.8 million, increasing $4.3 million from May 31, 1995.

	For the three months ended August 31, 1995, net cash generated from operating activities was $35.5 million. Trade receivables at August 31, 1995 increased $37.5 million from May 31, 1995 due primarily to an increase in sales. Days sales outstanding in receivables was 50 days at August 31, 1995, compared to 46 days at May 31, 1995. Inventory levels at August 31, 1995 increased $17.8 million from the prior fiscal year-end, with inventory turnover at 6.0 turns at August 31, 1995, compared to 6.6 turns at May 31, 1995.

	During the three months ended August 31, 1995, the Company made $33.6 million in capital expenditures. Major capital expenditures included upgrades and additions to product manufacturing lines and facilities in Santa Clara and Ireland, furnishings and improvements to new facilities in Santa Clara and the Boston area, and upgrades of desktop systems.

	During the first quarter of fiscal 1996, the Company received cash of $3.6 million from the sale of its common stock to employees through its employee stock purchase and option plans.

	During the first quarter of fiscal 1995, the Company signed a five-year lease for 225,000 square feet of office and manufacturing space to be built on land adjacent to its existing headquarters in Santa Clara. This arrangement provides the Company with an option to purchase the related property during the lease term, and at the end of the lease term the Company is obligated to either purchase the property or arrange for the sale of the property to a third party with a guaranteed residual value of up to $33.5 million to the seller of the property. The
Company commenced occupancy of the facility in the first quarter of fiscal 1996, with payments on the lease starting in September 1995.

	The Company has a $40 million revolving bank credit agreement which expires December 31, 1996. No amount is outstanding under the credit agreement and the Company is in compliance with all financial ratio and minimum net worth requirements.

	Based on current plans and business conditions, the Company believes that its existing cash and equivalents, temporary cash investments, cash generated from operations and the available revolving credit agreement will be sufficient to satisfy anticipated operating cash requirements for at least the next twelve months.






PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

		Not applicable.

Item 2.   Changes in Securities

		None.

Item 3.   Defaults Upon Senior Securities

		None.

Item 4.   Submission of Matters to a Vote of Security Holders

		None.

Item 5.   Other Information

		None.

Item 6.   Exhibits and Reports on Form 8-K

		(a)     Exhibits

			Exhibit
			Number  Description
			------  -----------
			3.1     Amended and Restated Articles of
           Incorporation (Exhibit 19.1 to Form 10-Q) (6)
			3.2     Certificate of Amendment of the Amended and
           Restated Articles of Incorporation (Exhibit 3.2 to Form 10-K) (14)
			3.3     Bylaws, as amended and restated (Exhibit 3.2
           to Form 10-K) (7)
			4.1     Reference is made to Exhibit 3.1 (Exhibit 4.1
           to Form 10-K) (14)
			4.2     Indenture Agreement between 3Com Corporation
           and The First National Bank of Boston for the private placement of convertible subordinated notes dated as of November 1, 1994 (Exhibit
           5.2 to Form 8-K) (17)
			4.3     Placement Agreement for the private placement
           of convertible subordinated notes dated November 8, 1994
           (Exhibit 5.1 to Form 8-K) (17)
			4.4     Amended and Restated Rights Agreement dated
           December 31, 1994 (Exhibit 10.27 to Form 10-Q) (18)
			10.1    1983 Stock Option Plan, as amended (Exhibit
           10.1 to Form 10-K) (7)*
			10.2    Amended and Restated Incentive Stock Option
           Plan (4)*
			10.3    License Agreement dated March 19, 1981 (1)
			10.4    First Amended and Restated 1984 Employee
           Stock Purchase Plan, as amended (Exhibit 19.1 to Form 10-Q) (8)*
			10.5    License Agreement dated as of June 1, 1986
           (Exhibit 10.16 to Form 10-K) (3)
			10.6    3Com Corporation Director Stock Option Plan,
           as amended (Exhibit 19.3 to Form 10-Q) (8)*
			10.7    Bridge Communications, Inc. 1983 Stock Option
           Plan, as amended (Exhibit 4.7 to Form S-8) (2)*
			10.8    3Com Headquarters Lease dated December 1,
           1988, as amended (Exhibit 10.14 to Form 10-K) (7)
			10.9    Ground Lease dated July 5, 1989 (Exhibit
           10.19 to Form 10-K) (5)
			10.10   Sublease Agreement dated February 9,
           1989 (Exhibit 10.20 to Form 10-K) (5)
			10.11   Credit Agreement dated April 21, 1993
           (Exhibit 10.11 to Form 10-K) (11)
			10.12   Amendment to Credit Agreement (Exhibit
           10.20 to Form 10-Q) (12)
			10.13   Second Amendment to Credit Agreement
           (Exhibit 10.21 to Form 10-Q) (12)
			10.14   3Com Corporation Restricted Stock Plan
           dated July 9, 1991 (Exhibit 19.2 to Form 10-Q) (8)*
			10.15   Form of Escrow and Indemnification
           Agreement for Directors and Officers (Exhibit 10.15 to Form 10-Q)
           (13)
			10.16   Agreement and Plan of Reorganization
           dated December 16, 1993 among 3Com Corporation, 3Sub Corporation and
           Synernetics, Inc. (Exhibit 7.1 to Form 8-K) (9)
			10.17   Side Agreement Regarding Agreement and
           Plan of Reorganization dated January 14, 1993 among 3Com Corporation,
           3Sub Corporation and Synernetics, Inc. (Exhibit 7.2 to Form 8-K) (9)
			10.18   Agreement and Plan of Reorganization
           dated January 18, 1994 (Exhibit 7.2 to Form 8-K) (10)
			10.19   Indemnification and Escrow Agreement
           dated February 2, 1994 (Exhibit 7.3 to Form 8-K) (10)
			10.20   1994 Stock Option Plan (Exhibit 10.22 to
           Form 10-K) (14)*
			10.21   Lease Agreement between BNP Leasing
           Corporation, as Landlord, and 3Com Corporation, as Tenant,
           effective as of July 14, 1994 (Exhibit 10.23 to Form 10-Q) (15)
			10.22   Purchase Agreement between BNP Leasing
           Corporation and 3Com Corporation, dated July 14, 1994 (Exhibit
           10.24 to Form 10-Q) (15)
			10.23   Asset Purchase Agreement dated September
           18, 1994 among 3Com Corporation, NiceCom, Ltd., and Nice Systems,
           Ltd. (Exhibit 7.1 to Form 8-K) (16)
			10.24   First Amendment to Asset Purchase
           Agreement dated October 17, 1994 among 3Com Corporation, NiceCom,
           Ltd., and Nice Systems, Ltd. (Exhibit 7.2 to Form 8-K) (16)
			10.25   Acquisition and Exchange Agreement dated
           March 22, 1995 among 3Com Corporation and Shareholders of Sonix
           Communications Limited (Exhibit 7.1 to Form 8-K) (19)
			10.26   Agreement and Plan of Reorganization,
           dated March 21, 1995, by and among 3Com Corporation, Anuinui
           Acquisition Corporation and Primary Access Corporation (Appendix
           A to prospectus included in Form S-4) (20)
			10.27   Amendment to Agreement and Plan of
           Reorganization, dated May 30, 1995 by and among 3Com Corporation,
           Anuinui Acquisition Corporation and Primary Access Corporation
           (Appendix A-1 to prospectus included in Form S-4) (20)
			10.28   Escrow Agreement, dated June 9, 1995 by
           and among 3Com Corporation, The First National Bank of Boston and
           Tench Coxe, Kathryn C. Gould and William R. Stensrud as Shareholders'
           Agents (Exhibit 10.27 to Form S-4) (20)
			10.29   Agreement and Plan of Merger dated as of July 26, 1995 among 3Com
           Corporation, Chipcom Acquisition Corporation and Chipcom
           Corporation (Exhibit 2.1 to Form S-4) (21)

-----------------------------------------------------------------------------
*Indicated a management contract or compensatory plan.


			(1)     Incorporated by reference to the corresponding
           Exhibit previously filed as an Exhibit to Registrant's Registration
           Statement on Form S-1 filed January 25, 1984 (File No. 2-89045)
			(2)     Incorporated by reference to the Exhibit
           identified in parentheses previously filed as an Exhibit to
           Registrant's Registration Statement on Form S-8 filed October 13,
           1987 (File No. 33-17848)
			(3)     Incorporated by reference to the corresponding Exhibit or the
           Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed August 29, 1987 (File No. 0-12867)
			(4)     Incorporated by reference to Exhibit 10.2 to Registrant's
           Registration Statement on Form S-4 filed on August 31, 1987
           (File No. 33-16850)
			(5)     Incorporated by reference to the corresponding Exhibit or the
           Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 28, 1989 (File No.
           0-12867)
			(6)     Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form
           10-Q filed on January 2, 1991 (File No. 0-12867)
			(7)     Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 27, 1991 (File No. 0-12867)
			(8)     Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed
           January 10, 1992 (File No. 0-12867)
			(9)     Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 8-K filed on
           January 31, 1994 (File No. 0-12867)
			(10)    Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 8-K filed on
           February 11, 1994 (File No. 0-12867)
			(11)    Incorporated by reference to the Exhibit identified in
           parentheses previously filed as an Exhibit to Registrant's Form
           10-K filed on August 27, 1993 (File No. 0-12867)
			(12)    Incorporated by reference to the Exhibit identified in
           parentheses previously filed as an Exhibit to Registrant's Form
           10-Q filed on April 13, 1994 (File No. 0-12867)
			(13)    Incorporated by reference to the Exhibit identified in
           parentheses previously filed as an Exhibit to Registrant's Form
           10-Q filed on January 14, 1994 (File No. 0-12867)
			(14)    Incorporated by reference to the Exhibit identified in
           parentheses previously filed as an Exhibit to Registrant's Form
           10-K filed on August 31, 1994 (File No. 0-12867)
			(15)    Incorporated by reference to the Exhibit identified in
           parentheses previously filed as an Exhibit to Registrant's Form
           10-Q filed on October 16, 1994 (File No. 0-12867)
			(16)    Incorporated by reference to the Exhibit
           identified in parentheses previously filed as an Exhibit to
           Registrant's Form 8-K filed on November 1, 1994 (File No. 0-12867)
			(17)    Incorporated by reference to the Exhibit identified in
           parentheses previously filed as an Exhibit to Registrant's Form
           8-K filed on November 16, 1994 (File No. 0-12867)
			(18)    Incorporated by reference to the Exhibit identified in
           parentheses previously filed as an Exhibit to Registrant's Form
           10-Q filed on January 13, 1995 (File No. 0-12867)
			(19)    Incorporated by reference to the Exhibit identified in
           parentheses previously filed as an Exhibit to Registrant's Form
           8-K filed on May 16, 1995 (File No. 0-12867)
			(20)    Incorporated by reference to the Exhibit or other item identified in parentheses previously filed as an Exhibit to or included in
           Registrant's Registration Statement on Form S-4, originally filed on March 23, 1995 (File No. 33-58203)
			(21)    Incorporated by reference to the Exhibit identified in
           parentheses previously filed as an Exhibit to Registrant's
           Registration Statement on Form S-4, originally filed on August 31,
           1995 (File No. 33-62297)

		(b)     Reports on Form 8-K

		The Company filed two reports on Form 8-K during the fiscal quarter covered by this report as follows:

			(i) Report on Form 8-K filed on June 20, 1995, reporting under Item 2 the completion of the acquisition of Primary Access Corporation effective June 9, 1995.
			(ii) Report on Form 8-K filed July 31, 1995, reporting under Item 5 the press release announcing the agreement to merge Chipcom Corporation into a wholly-owned subsidiary of 3Com Corporation.

			A report on Form 8-K/A amending the Report on Form 8-K, dated May 16, 1995 relating to the acquisition of Sonix Communications, Ltd., was filed on June 5, 1995, and included the following exhibits filed in their entirety:

			- Acquisition and Exchange Agreement dated March 22, 1995 among 3Com Corporation and all the holders of Ordinary Shares and options of Sonix Communications Limited.
			- Escrow Agreement dated March 22, 1995 among 3Com Corporation, the Shareholders of Sonix Communications Limited and the Escrow Agent.






				 Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					 3Com Corporation
					 (Registrant)



Dated: October 12, 1995          By: /s/ Christopher B. Paisley
       ----------------             ----------------------------------
                                   					 Christopher B. Paisley
                                   					 Vice President Finance and
                                   					 Chief Financial Officer
                                   					 (Principal Financial Officer)