Form 10-Q
period 1995-11-30
3COM CORP
filed 1996-01-16
CIK 738076

__________________________________________________________________
				united states
		      securities and exchange commission
			  Washington,  D. C.  20549



				  FORM 10-Q



	     quarterly report pursuant to section 13 or 15(d) of
		     the securities exchange act of 1934


For the Quarterly Period Ended November 30, 1995   Commission File No. 0-12867

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

		 Yes ....XX....          No ................

As of November 30, 1995, 164,433,661 shares of the Registrant's
Common Stock were outstanding.

__________________________________________________________________





			       3Com Corporation

			       Table of Contents



PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

	      Consolidated Balance Sheets
	      November 30, 1995 and May 31, 1995

	      Consolidated Statements of Income
	      Quarters and Six Months Ended November 30, 1995 and 1994

	      Consolidated Statements of Cash Flows
	      Six Months Ended November 30, 1995 and 1994

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

Item 3.     Defaults Upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K


Signatures






		      PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

                  			      3Com Corporation
                  			 Consolidated Balance Sheets
			                     (dollars in thousands)
	                          	 (unaudited)

                                          						 November 30,     May 31,
						                                               1995          1995
				                                          		 ------------     -------

ASSETS
Current Assets:
  Cash and cash equivalents                      $  199,409    $  159,908
  Temporary cash investments                        181,176       225,660
  Trade receivables                                 331,423       245,258
  Inventories                                       194,373       182,759
  Deferred income taxes                              57,761        55,273
  Other                                              34,124        26,698
                                           					  ---------     ---------
Total current assets                                998,266       895,556

Property and equipment-net                          195,501       144,944

Deposits and other assets                            60,413        34,310
                                          						  ---------     ---------

Total                                            $1,254,180    $1,074,810
                                          						  =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                               $  119,955    $  118,377
  Accrued and other liabilities                     171,824       149,079
  Income taxes payable                               38,046        56,412
  Current portion of long-term obligations              586           997
                                          						  ---------     ---------
Total current liabilities                           330,411       324,865

Long-term debt                                      110,000       110,000
Other long-term obligations                           5,317         6,221
Deferred income taxes                                19,587            -

Shareholders' Equity:
Preferred stock, no par value, 3,000,000 shares
  authorized; none outstanding                           -             -
Common stock, no par value, 400,000,000 shares
  authorized; shares outstanding:  November 30, 1995:
  164,433,661; May 31, 1995:  160,911,572           492,424       435,922
Unamortized restricted stock grants                  (3,641)       (2,037)
Retained earnings                                   276,193       200,030
Unrealized gain (loss) on available-for-sale
  securities                                         24,366           (22)
Accumulated translation adjustments                    (477)         (169)
                                           					  ---------     ---------

Total shareholders' equity                          788,865       633,724
                                          						  ---------     ---------

Total                                            $1,254,180    $1,074,810
                                          						  =========     =========

See notes to consolidated financial statements.






                        			       3Com Corporation
		                       Consolidated Statements of Income
		                     (in thousands, except per share data)
                               				 (unaudited)

                 	          			      Quarter Ended         Six Months Ended
				                                  November 30,           November 30,
				                                 1995       1994        1995        1994
				                                 ----       ----        ----        ----

Sales                              $563,544   $376,771   $1,060,833   $691,454

Costs and expenses:
  Cost of sales                     266,719    175,046      502,269    321,766
  Sales and marketing               118,920     74,356      221,131    139,923
  Research and development           56,082     39,091      107,630     73,240
  General and administrative         22,902     16,484       43,843     30,108
  Purchased in-process technology        -      60,796           -      60,796
  Acquisition related charges
    and other                        69,000     (1,100)      69,000      4,025
                            				    -------    -------    ---------    -------
      Total                         533,623    364,673      943,873    629,858
				                                -------    -------    ---------    -------

Operating income                     29,921     12,098      116,960     61,596
Other income-net                      1,930      2,210        3,183      3,368
                            				    -------    -------    ---------    -------

Income before income taxes           31,851     14,308      120,143     64,964
Income tax provision                 15,506      5,051       46,377     23,062
                            				    -------    -------    ---------    -------

Net income                         $ 16,345   $  9,257   $   73,766   $ 41,902
                            				    =======    =======    =========    =======


Net income per common and
  equivalent share:
    Primary                        $    .09   $    .06   $      .42   $    .25
    Fully diluted                  $    .09   $    .05   $      .42   $    .25

Common and equivalent shares used
  in computing per share amounts:
    Primary                         176,319    168,133      175,077    166,794
    Fully diluted                   176,396    168,713      175,459    168,236

See notes to consolidated financial statements.






                      			      3Com Corporation
		                  Consolidated Statements of Cash Flows
			                         (dollars in thousands)
				                             (unaudited)

                                         						        Six Months Ended
	 	 			                                              	   	November 30,
						                                                ------------------
						                                                1995          1994
						                                                ----          ----
Cash flows from operating activities:
  Net income                                       $ 73,766      $ 41,902
  Adjustments to reconcile net income to cash
      provided by operating activities:
    Depreciation and amortization                    39,602        28,137
    Deferred income taxes                             9,074       (23,949)
    Purchased in-process technology                      -         60,796
    Adjustment to conform fiscal year of
       	pooled entity                                (3,048)        3,013
    Non-cash acquisition-related costs               44,320            -
    Non-cash restructuring costs                         -         (1,100)
    Changes in assets and liabilities,
     	net of effects of acquisitions:
      Trade receivables                             (98,674)      (47,829)
      Inventories                                   (22,741)      (13,802)
      Other current assets                           (7,485)       (5,854)
      Accounts payable                               12,238        33,943
      Accrued and other liabilities                   6,088       (11,823)
      Income taxes payable                            9,482        32,142
      Accrued acquisition-related costs              15,784            -
					                                               -------       -------

Net cash provided by operating activities            78,406        95,576
                                          						    -------       -------

Cash flows from investing activities:
  Purchase of property and equipment                (87,073)      (37,345)
  Purchase of temporary cash investments           (113,804)     (103,604)
  Proceeds from temporary cash investments          147,701        29,442
  Businesses acquired in purchase transactions           -        (48,692)
  Other-net                                          (3,391)        2,702
                                          						    -------       -------

Net cash used for investing activities              (56,567)     (157,497)
                                          						    -------       -------

Cash flows from financing activities:
  Sale of stock                                      20,719        12,619
  Repurchases of common stock                           -         (16,893)
  Net proceeds from issuance of debt                    -         106,945
  Repayments of notes payable and capital
    lease obligations                                (2,749)       (1,068)
  Other-net                                            (308)           24
                                           					    -------       -------

Net cash provided by financing activities            17,662       101,627
                                          						    -------       -------

Increase in cash and cash equivalents                39,501        39,706
Cash and cash equivalents at beginning of period    159,908        80,625
                                          						    -------       -------

Cash and cash equivalents at end of period         $199,409      $120,331
                                          						    =======       =======

Non-cash operating, investing and financing activities:
  Tax benefit on stock option transactions         $ 30,181      $ 11,941
  Fair market value adjustment on
    available-for-sale securities                  $ 24,237      $   (163)

See notes to consolidated financial statements.






			       3Com Corporation
		   Notes to Consolidated Financial Statements

1.      Basis of Presentation

	On October 13, 1995, 3Com Corporation (the Company) acquired Chipcom Corporation (Chipcom) which was accounted for as a pooling-of-interests. All financial date of the Company, including the Company's previously issued financial statements for the periods presented in this Form 10-Q, have been restated to include the historical financial information of Chipcom in accordance with generally accepted accounting principles and pursuant to Regulation S-X.

	The unaudited consolidated financial statements have been prepared by the Company and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the Company's financial position as of November 30, 1995, and the results of operations and cash flows for the quarters and six months ended November 30, 1995 and 1994.

	The results of operations for the quarter and six months ended November 30, 1995 may not necessarily be indicative of the results to be expected for the fiscal year ending May 31, 1996.

	These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto for the fiscal year ended May 31, 1995 included in the Company's fiscal 1995 Form 10-K and the Company's Joint Proxy Statement/Prospectus dated September 11, 1995.

2.      Inventories consisted of (in thousands):

                    				  November 30,    May 31,
				                         1995         1995
				                         ----         ----

	Finished goods            $111,241      $83,221
	Work-in-process             19,908       31,102
	Raw materials               63,224       68,436
                     				   -------       ------

	Total                     $194,373     $182,759
                     				   =======      =======

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

4.      Business Combinations

	On October 13, 1995, the Company acquired Chipcom by issuing approximately 18.3 million shares of its common stock in exchange for all the outstanding stock of Chipcom. The Company also assumed and exchanged all options to purchase Chipcom stock for options to purchase approximately 2.4 million shares of the Company's common stock. Chipcom designs, manufactures and distributes computer networking multi-function platforms. The acquisition was accounted for as a pooling-of-interests. All financial data of the Company has been restated to include the historical financial information of Chipcom. Chipcom maintained its financial records on a 52-53 week fiscal year ending nearest to December 31. The May 31, 1995 restated consolidated balance sheet includes the balance sheet of Chipcom as of December 31, 1994. The  restated  consolidated
statements  of  income  and  cash  flows   for   the
quarter  and  six  months  ended  November  30,  1994
include Chipcom's statements of income and cash flows for the quarter and six months ended June 26, 1994. The results of operations of Chipcom for the five month period ended May 31, 1995, which reflected revenues of $118.1 million and net income of $2.4 million, has been reported as an increase in the Company's fiscal 1996 retained earnings. No significant adjustments were required to conform the accounting policies of the Company and Chipcom. Financial information as of November 30, 1995 and for the quarter and six months ended reflects the Company's and Chipcom's operations for those periods.

	The following table shows the effect on the results of operations as restated for the quarters ended August 31, 1995 and August 31, 1994 and for the six months ended November 30, 1994. The Company's quarter ended August 31, 1994 and six months ended November 30, 1994 has been combined with Chipcom's quarter ended March 26, 1994 and six months ended June 25, 1994, respectively.

                     				 Quarter ended August 31,   Six Months Ended
				                          1995        1994       November 30, 1994
				                          ----        ----       -----------------
(in thousands)

	Sales:
	  3Com                     $430,354    $262,801          $578,266
	  Chipcom                    66,935      51,882           113,188
                     				    -------     -------           -------
	  Combined                 $497,289    $314,683          $691,454
				                         =======     =======           =======

	Net Income (loss):
	  3Com                     $ 59,421    $ 30,772          $ 33,897
	  Chipcom                    (2,000)      1,873             8,005
                     				    -------     -------           -------
	  Combined                 $ 57,421    $ 32,645          $ 41,902
				                         =======     =======           =======


As a result of the acquisition, the Company recorded acquisition-related charges totaling $69.0 million in the second quarter of fiscal 1996. These charges include $60.8 million of integration expenses and $8.2 million of direct transaction costs (consisting primarily of investment banking and other professional fees). Integration expenses include approximately $37.8 million of costs of eliminating duplicate and discontinued products, $5.1 million of severance and related costs for approximately 80 employees primarily associated with duplicate or discontinued product lines, field sales and administrative functions, $4.3 million of costs of eliminating duplicate facilities and $13.6 million of other acquisition-related costs. Total expected cash expenditures relating to the acquisition-related charges are $24.7 million, of which $8.9 million was disbursed prior to November 30, 1995 and the remaining $15.8 million is expected to be paid within the next twelve months.

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

5.      Litigation

	On October 13, 1995, the Company acquired Chipcom, which had already been named as a defendant in the following litigation described below. On May 30, 1995, a complaint was filed in the United States District Court for the District of Massachusetts entitled Lucille Nappo, Marc Linsky,
Constandine Machakos, and Mary Machakos v. Chipcom Corp.,
John Robert Held, Robert Peter Badavas, Bruce L. Cohen,
Menachem E. Abraham, and Jerald G. Fishman. The named plaintiffs purport to represent the class of persons who purchased Chipcom's common stock during the period from and including February 8, 1995 through and including May 26,
1995. The complaint alleges violations by the defendants of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and seeks unspecified damages. On June 7, 1995, a complaint alleging very similar claims was filed against the same defendants in the same Court by Anthony Mallozzi. A third similar complaint was filed against the same defendants in the same Court on June 8, 1995, by Daniel List. A fourth similar complaint was filed in the same Court on June 16, 1995, entitled Sean J. Carney and Nicholas Giannantonio v. Chipcom Corp., John Held, and Robert Badavas. A fifth similar complaint was filed in the same Court on June 16, 1995, entitled Manuel C. DeSousa and Barbara J. DeSousa v. Chipcom Corp., John Held, and Robert Badavas. The cases have been consolidated for pretrial purposes pursuant to an order entered by the Court on June 15, 1995. The consolidated action is entitled In re: Chipcom Securities Litigation, Civil Action No. 95-111114-DPW. A Consolidated Complaint was filed on September 13, 1995, and an Amended Consolidated Complaint was filed on November 30, 1995. The defendants have moved to dismiss the Amended Consolidated Complaint, dispute the merits of the allegations in the consolidated complaint, and intend to defend the actions vigorously.
Although the ultimate outcome of this litigation is difficult to predict, based on the facts currently known, management does not believe this matter will have a material adverse effect on the financial position of the Company.






			       3Com Corporation

Item 2. Management's Discussion and Analysis of Financial
	Condition and Results of Operations

Acquisitions
------------

	During the quarter ended November 30, 1995, 3Com (the Company) enhanced its High Performance Scalable Networking (HPSN) enterprise-wide solutions with the acquisition of Chipcom Corporation (Chipcom), a provider of computer networking multi-function platforms, including hubs, switching and network management products. The acquisition was completed on October 13, 1995. The Company issued approximately 18.3 million shares of its common stock in exchange for all the outstanding stock of Chipcom. The Company also assumed and exchanged all options to purchase Chipcom stock for options to purchase approximately 2.4 million shares of the Company's common stock. The acquisition was accounted for as a pooling-of-interests and all financial data of the Company prior to the acquisition has been restated to include the historical financial information of Chipcom. See Note 4 of Notes to Consolidated Financial Statements for additional information on the Company's business combinations.

Results of Operations
---------------------

Quarter Ended November 30, 1995

	The Company achieved record sales in the second quarter of fiscal 1996 totaling $563.5 million, an increase of $186.8 million or 50 percent from the corresponding quarter a year ago. Compared with the first quarter of fiscal 1996, sales for the second quarter of fiscal 1996 increased $66.3 million or 13 percent.

	The Company believes that the year-over-year increase in second quarter sales is due to several factors, including rapid growth in sales outside the U.S., continued strength in the data networking market as customers embrace new technologies such as switching and Fast Ethernet, increases in personal computer sales, the breadth of 3Com's product offerings and its ability to deliver complete data networking solutions for different connectivity environments.

	Sales of network systems products (i.e., internetworking platforms, remote access servers, hubs and switching products) in the second quarter of fiscal 1996 represented 56 percent of total sales and increased 60 percent from the same quarter one year ago.
In the second quarter of fiscal 1995, sales of network systems products represented 52 percent of total sales. The increase in network systems product sales was led primarily by the LANplex(registered
TM) family of switching products, the LinkBuilder(registered TM) FMS(TM) II stackable hub, Aperture(TM) integrated network access systems and the ONcore(TM) intelligent switching hub system. Also contributing to the sales increase was the introduction of the LinkSwitch(TM) stackable switches during fiscal 1996. The increase in network systems products was partially offset by declines in sales of the ONline(TM) system concentrator, in part due to customer migration to the ONcore system.

	Sales of network adapters in the second quarter of fiscal 1996 represented 40 percent of total sales and increased 37 percent from the year-ago period. In the second quarter of fiscal 1995, sales of network adapters represented 44 percent of total sales. The increase in network adapter sales represented a significant increase in unit volume combined with a marginal increase in average selling prices. The increase in unit volume primarily resulted from sales of the EtherLink(registered TM) III network adapters, but was also favorably impacted by sales of the EtherLink PC Card adapter and the Fast EtherLink PCI adapter. The increase in average selling prices was due to the higher mix of Fast Ethernet products, partially offset by the industry-wide trend toward decreasing average selling prices in the desktop Ethernet and Token Ring markets.

	Sales of other products (i.e., terminal servers, customer service and other products) represented four percent of total sales in the second quarter of fiscal 1996 and fiscal 1995. Sales of other products increased 52 percent from the year-ago period, although they continued to represent a small percentage of the Company's total sales, as expected.

	Sales outside of the United States comprised 54 percent of total sales in the second quarter of fiscal 1996, compared to
51  percent  for  the  same period  last  year.   International
sales rose 61% from the prior year and increased in all geographic regions, especially in the Asia Pacific region. The Company believes that this increase reflected its continued global expansion through recent openings of new sales offices in Latin America and Asia and the expansion of its worldwide service and support programs. The Company's operations were not significantly impacted by fluctuations in foreign currency exchange rates in the second quarters of fiscal 1996 and 1995.

	Cost of sales as a percentage of sales was 47.3 percent in the second quarter of fiscal 1996, compared to 46.5 percent for the second quarter of fiscal 1995. The resulting decline in gross margin in the second quarter of fiscal 1996 primarily reflected higher period costs for freight and duties, warranty, and obsolete and excess expenses which reduced gross margin by 2.1 percentage points. In addition, an unfavorable mix of certain lower margin Chipcom products reduced gross margin by 0.8 percentage points. However, a favorable shipment mix toward the Company's switching products and reductions in adapter product material costs improved gross margin by 2.3 percentage points.

	Total operating expenses in the second quarter of fiscal 1996 were $266.9 million, compared to $189.6 million in the second quarter of fiscal 1995. Excluding the acquisition-related charge of $69.0 million for Chipcom (see Note 4 of Notes to Consolidated Financial Statements), total operating expenses in the second quarter of fiscal 1996 were $197.9 million, or 35.1% of sales. Excluding the one-time charge of $60.8 million for purchased in-process technology primarily associated with the acquisition of NiceCom, Ltd., and a non-recurring credit of $1.1 million for the reduction in accrued costs relating to the fiscal 1991 restructuring, total operating expenses in the second quarter of fiscal 1995 were $129.9 million, or 34.5% of sales.

	Sales and marketing expenses in the second quarter of fiscal 1996 increased $44.6 million or 60 percent from fiscal 1995. As a percentage of sales, sales and marketing expenses increased to
21.1 percent in the second quarter of fiscal 1996, from 19.7 percent in the corresponding fiscal 1995 period. The increase in such expenses reflected increased selling costs related to the increase in sales volume, the cost of promoting the Company's new and existing products, and a 39 percent year-over-year increase in sales and marketing personnel. The Company believes the Chipcom acquisition caused some loss of productivity due to disruptions associated with integration of sales forces during the second quarter of fiscal 1996. During the quarter, the Company undertook a major new marketing initiative to heighten the public awareness of the Company by sponsoring 3Com Park, formerly Candlestick Park, in San Francisco.

	Research and development expenses in the second quarter of fiscal 1996 increased $17.0 million or 43 percent from the year-ago period. As a percentage of sales, such expenses decreased to
10.0 percent in the second quarter of fiscal 1996, compared to
10.4 percent in the second quarter of fiscal 1995. The increase in research and development expenses was primarily attributable to the cost of developing 3Com's new products including the Company's expansion into new technologies and markets. The Company believes the timely introduction of new technologies and products is crucial to its success, and will continue to make strategic acquisitions to accelerate time to market where appropriate. Most of the in-process technology acquired in connection with businesses purchased by the Company since December 1993 have been completed. The nature of costs for the projects that are still in process are primarily labor costs for design, prototype development and testing. The Company estimates that the remaining costs in connection with the completion of all acquired research and development projects are not significant.

	General and administrative expenses in the second quarter of fiscal 1996 increased $6.4 million or 39 percent from the same period a year-ago. The increase in general and administrative expenses reflected expansion of the Company's infrastructure through internal growth and acquisitions. General and administrative personnel increased 36 percent from the prior year. However, as a percentage of sales, such expenses decreased to 4.1 percent in the second quarter of fiscal 1996, from 4.4 percent in the corresponding fiscal 1995 period.

	Other income (net) was $1.9 million in the second quarter of fiscal 1996, compared to $2.2 million in the second quarter of fiscal 1995. The decline in other income was due primarily to higher interest expense associated with the $110.0 million of convertible subordinated notes issued during the second quarter of fiscal 1995.

	The Company's effective income tax rate was approximately 49 percent in the second quarter of fiscal 1996 and approximately 35 percent in the second quarter of fiscal 1995. Excluding the merger costs associated with the Chipcom acquisition, which were not fully tax deductible, the effective tax rate was 35 percent in the second quarter of fiscal 1996.

	Net income for the second quarter of fiscal 1996 was $16.3 million, or $.09 per share, compared to net income of $9.3 million, or $.05 per share, for the second quarter of fiscal 1995. If the aforementioned $69.0 million charge associated with the acquisition of Chipcom was excluded, the Company would have realized net income of $65.6 million, or $.37 per share, for the second quarter of fiscal 1996. Excluding the $60.8 million charge associated with purchased in-process technology and the $1.1 million credit for the reduction in the restructuring reserve, net income was $45.9 million, or $.27 per share, for the second quarter of fiscal 1995. Net income per share for fiscal 1995 has been restated to reflect the two-for-one stock split on August 25, 1995.

Six Months Ended November 30, 1995

	The Company achieved record sales for the first six months of fiscal 1996 totaling $1,060.8 million, an increase of $369.4 million or 53 percent from the corresponding period a year ago.
Sales of network systems products in the first six months of fiscal 1996 represented 57 percent of total sales and increased 68 percent from the same period one year ago. Sales of network adapters in the first six months of fiscal 1996 represented 39 percent of total sales and increased 36 percent from the same period last year. International sales comprised 53 percent of total sales and increased 64 percent from the first six months of fiscal 1995.

	Cost of sales as a percentage of sales was 47.3 percent for the first six months of fiscal 1996, compared to 46.5 percent for the corresponding fiscal 1995 period. The resulting decline in gross margin in the first six months of fiscal 1996 primarily reflected higher period costs for freight and duties, warranty, and obsolete and excess expenses which reduced gross margin by 2.0 percentage points. In addition, an unfavorable mix of certain lower margin Chipcom products reduced gross margin by 1.0 percentage point. However, a favorable shipment mix toward the Company's switching products and reductions in adapter product material costs improved gross margin by 2.6 percentage points.

	Total operating expenses in the first six months of fiscal 1996 were $441.6 million compared to $308.1 million in the first six months of fiscal 1995. Excluding the $69.0 million charge associated with the Chipcom acquisition, total operating expenses in the first six months of fiscal 1996 were $372.6 million, or
35.1 percent of sales. Excluding the one-time charge of $60.8 million for purchased in-process technology, the non-recurring credit of $1.1 million for the reduction in accrued restructuring costs and a charge of $5.1 million for merger costs associated with Chipcom's acquisition of Artel Communications Corporation, total operating expenses in the first six months of fiscal 1995 were $243.3 million, or 35.2 percent of sales. The increase in recurring operating expenses of $129.3 million, or 53 percent, reflected increased selling costs related to higher sales volume, the cost of developing and promoting the Company's products and an average headcount increase of 35 percent over the first six months of fiscal 1995.

	In the first six months of fiscal 1996, sales and marketing expenses increased $81.2 million or 58 percent from the prior year and increased to 20.8 percent of sales, compared to 20.2 percent of sales in fiscal 1995. Research and development expenses increased $34.4 million in the first six months of fiscal 1996, but decreased as a percentage of sales to 10.1 percent compared to
10.6 percent in fiscal 1995. General and administrative expenses increased $13.7 million in the first six months of fiscal 1996, but decreased as a percentage of sales to 4.1 percent compared to
4.4 percent in fiscal 1995.

	Other income (net) was $3.2 million for the first six months of fiscal 1996, compared to $3.4 million in the corresponding period one year ago. The decline in other income was due primarily to higher interest expense associated with the issuance of the $110.0 million convertible notes during the second quarter of fiscal 1995.

	The Company's effective income tax rate was approximately 39 percent in the first six months of fiscal 1996 and approximately
35 percent in the first six months of fiscal 1995. Excluding the merger costs associated with the Chipcom acquisition, which were not fully tax deductible, the effective tax rate was 35 percent for the first six months of fiscal 1996.

	Net income for the first six months of fiscal 1996 was $73.8 million, or $.42 per share, compared to net income of $41.9 million, or $.25 per share, for the first six months of fiscal
1995. Excluding the aforementioned $69.0 million charge associated with the acquisition of Chipcom, net income was $123.0 million, or $.70 per share, for the first six months of fiscal
1996. Excluding the $60.8 million charge associated with purchased in-process technology, the $5.1 million charge for merger costs and the $1.1 million credit for the reduction in the restructuring reserve, net income was $81.8 million, or $.49 per share, for the first six months of fiscal 1995. Net income per share for fiscal 1995 has been restated to reflect the two-for-one stock split on August 25, 1995.

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

	The market for the Company's products is characterized by rapidly changing technology. The Company's success depends in substantial part on the timely and successful introduction of new products. An unexpected change in one or more of the technologies affecting data networking or in market demand for products based on a particular technology could have a material adverse effect on the Company's operating results if the Company does not respond timely and effectively to such changes. The Company is engaged in research and development activities in certain emerging LAN and WAN high-speed technologies, such as ATM, ISDN and Fast Ethernet. As the industry standardizes on high-speed technologies, there can be no assurance that the Company will be able to respond timely and cost effectively to compete in the marketplace.

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

	Acquisitions of complementary businesses and technologies, including technologies and products under development, are an active part of the Company's overall business strategy.  The
Company has recently consummated acquisitions of several
companies, including Chipcom and Primary Access. There can be no assurance that products, technologies, distribution channels, key personnel and businesses of acquired companies will be effectively assimilated into the Company's business or product offerings, or that the effects of such integration will not adversely affect the Company's
business, financial condition or results of operations.   The difficulties
of such integration may be increased by the size and number of such acquisitions and the necessity of coordinating geographically separated organizations. There can be no assurance that any acquired products, technologies or businesses will contribute to the Company's revenues or earnings, that the sales and earnings from acquired businesses will not be adversely affected by the integration process or other general factors. The acquisition of Chipcom is the largest acquisition the Company has undertaken, and the factors identified above are therefore more significant to the Company's business than for prior transactions. There can be no assurance that the Company will continue to be able to identify and consummate merger transactions in the future.

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

	During the third quarter of fiscal 1996, the Company is transitioning its core order processing, logistics and financial systems to a new client server based platform. While the Company has extensively planned for and tested the new system, the successful implementation of this project is not without risk.

	Notwithstanding the Company's increased geographical diversification, the Company's corporate headquarters and a large portion of its research and development activities and other critical business operations are located near major earthquake faults. The Company's business, financial condition and operating results could be materially adversely affected in the event of a major earthquake. Because of the foregoing factors, as well as other factors affecting the Company's operating results, past trends and performance should not be presumed by investors to be an accurate indicator of future results or trends.

Liquidity and Capital Resources

	Cash, cash equivalents and temporary cash investments at November 30, 1995 were $380.6 million, decreasing $5.0 million from May 31, 1995.

	During the quarter ended November 30, 1995, the Company completed the acquisition of Chipcom. As a result of the acquisition, the Company recorded acquisition-related charges totaling $69.0 million. Total expected cash expenditures relating to the acquisition-related charges are $24.7 million, of which $8.9 million was disbursed prior to November 30, 1995 and the remaining $15.8 million is expected to be paid within the next twelve months. (See Note 4 of Notes to Consolidated Financial Statements).

	For the six months ended November 30, 1995, net cash generated from operating activities was $78.4 million. Trade receivables at November 30, 1995 increased $86.2 million from May 31, 1995. Days sales outstanding in receivables was 53 days at November 30, 1995, compared to 46 days at May 31, 1995, due primarily to an increase in international and carrier sales. Inventory levels at November 30, 1995 increased $11.6 million from the prior fiscal year-end, net of a $27.1 million provision included in the acquisition charge for duplicate and discontinued Chipcom products. Inventory turnover was 5.2 turns at November 30, 1995, compared to 5.4 turns at May 31, 1995.

	Deposits and other assets of $60.4 million at November 30, 1995 increased $34.0 million from May 31, 1995. This increase resulted primarily from recording an unrealized long term investment gain of $40.1 million due to the initial public offering of Sync Research, Inc. (Sync). In accordance with the fair value accounting requirements of SFAS 115, the unrealized gain on the Company's investment in Sync resulted in corresponding increases of $24.1 million to the unrealized gain on available-for-sale securities equity account and $16.0 million to deferred income tax liabilities. The unrealized balance sheet gain or loss on this investment will fluctuate quarterly with a change in that company's stock price.

	During the six months ended November 30, 1995, the Company made $87.1 million in capital expenditures. Major capital expenditures included upgrades and additions to product manufacturing lines and facilities in Santa Clara and Ireland, purchase of a facility in the Boston area, furnishings and improvements to new facilities in Santa Clara and the Boston area, and upgrades of desktop systems.

	During the first six months of fiscal 1996, the Company received cash of $20.7 million from the sale of its common stock to employees through its employee stock purchase and option plans.

	During the first quarter of fiscal 1995, the Company signed a five-year lease for 225,000 square feet of office and manufacturing space to be built on land adjacent to its existing headquarters in Santa Clara. This arrangement provides the Company with an option to purchase the related property during the lease term, and at the end of the lease term the Company is obligated to either purchase the property or arrange for the sale of the property to a third party with a guaranteed residual value of up to $33.5 million to the seller of the property. The Company commenced occupancy of the facility in the first quarter of fiscal 1996, and payments on the lease started in the second quarter of fiscal 1996.

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



		      PART II.      OTHER INFORMATION

Item 1. Legal Proceedings

	On October 13, 1995, the Company acquired Chipcom, which had already been named as a defendant in the following litigation described below. On May 30, 1995, a complaint was filed in the United States District Court for the District of Massachusetts entitled Lucille Nappo, Marc
Linsky, Constandine Machakos, and Mary Machakos v. Chipcom Corp., John Robert Held, Robert Peter Badavas, Bruce L.
Cohen, Menachem E. Abraham, and Jerald G. Fishman. The named plaintiffs purport to represent the class of persons who purchased Chipcom's common stock during the period from and including February 8, 1995 through and including May
26, 1995. The complaint alleges violations by the defendants of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and seeks unspecified damages.
On June 7, 1995, a complaint alleging very similar claims was filed against the same defendants in the same Court by Anthony Mallozzi. A third similar complaint was filed against the same defendants in the same Court on June 8, 1995, by Daniel List. A fourth similar complaint was filed in the same Court on June 16, 1995, entitled Sean J. Carney and Nicholas Giannantonio v. Chipcom Corp., John Held, and Robert Badavas. A fifth similar complaint was filed in the same Court on June 16, 1995, entitled Manuel C. DeSousa and Barbara J. DeSousa v. Chipcom Corp., John Held, and Robert Badavas. The cases have been consolidated for pretrial purposes pursuant to an order entered by the Court on June
15, 1995.  The consolidated action is entitled In re:
Chipcom Securities Litigation, Civil Action No. 95-111114-
DPW.  A Consolidated Complaint was filed on September 13,
1995, and an Amended Consolidated Complaint was filed on November 30, 1995. The defendants have moved to dismiss the Amended Consolidated Complaint, dispute the merits of the allegations in the consolidated complaint, and intend to defend the actions vigorously.

Item 2. Changes in Securities

	  None.

Item 3. Defaults Upon Senior Securities

	  None.

Item 4. Submission of Matters to a Vote of Security Holders

	  (a)     The Annual Meeting of Shareholders was held on
September 28, 1995.

	  (b) Each of the persons named in the Proxy Statement as a nominee for director was elected and the proposals listed below were approved. The following are the voting results on each of the proposals (voting results and share reserve increases reflect the two-for-one stock split on August 25, 1995):

	      Proposal I
	      ----------
	  Election of Directors            In Favor        Withheld
	  ---------------------            --------        --------
	  David W. Dorman                 111,692,402     14,630,450
	  Jean-Louis Gassee               111,693,010     14,629,842
	  Stephen C. Johnson              111,720,610     14,602,242
	  William F. Zuendt               111,719,190     14,603,662

	      Proposal II          In Favor     Opposed   Abstain   No Vote
	      -----------          --------     -------   -------   -------
	  Increase in share reserve
	  by 6,000,000 shares under
	  the 1984 Employee Stock
	  Purchase Plan           109,156,642  15,926,758  401,558  837,894

	      Proposal III
	      ------------
	  Increase in share
	  reserve by 500,000
	  shares under the
	  Restricted Stock Plan    91,680,285  33,229,217  575,456  837,894

	      Proposal IV
	      -----------
	  To ratify and approve
	  administrative amendments
	  under the Director Stock
	  Option Plan             107,782,158  16,986,178  716,622  837,894

	      Proposal V
	      ----------
	  Selection of Deloitte &
	  Touche LLP as the Company's
	  independent auditors
	  for 1996                126,066,690      77,422  178,740     --

Item 5. Other Information

	  None.

Item 6. Exhibits and Reports on Form 8-K

	  (a)     Exhibits

		  Exhibit
		  Number                    Description
		  ------                    -----------
		  3.1 Amended and Restated Articles of Incorporation (Exhibit 19.1 to Form 10-Q) (6)
		  3.2 Certificate of Amendment of the Amended and Restated Articles of Incorporation (Exhibit 3.2 to Form 10-K) (15)
		  3.3     Bylaws, as amended and restated (Exhibit 4.2
to Form S-8) (10)
		  3.4 Certificate of Amendment of the Amended and Restated Articles of Incorporation (Exhibit 4.1 to Form S-8) (23)
		  4.1     Reference is made to Exhibit 3.1 (Exhibit 4.1
to Form 10-K) (15)
		  4.2 Indenture Agreement between 3Com Corporation and The First National Bank of Boston for the private placement of convertible subordinated notes dated as of November 1, 1994 (Exhibit
5.2 to Form 8-K) (18)
		  4.3 Placement Agreement for the private placement of convertible subordinated notes dated November 8, 1994 (Exhibit 5.1 to Form 8-K) (18)
		  4.4 Amended and Restated Rights Agreement dated December 31, 1994 (Exhibit 10.27 to Form 10-Q) (19)
		  10.1    1983 Stock Option Plan, as amended (Exhibit
10.1 to Form 10-K) (7)*
		  10.2    Amended and Restated Incentive Stock Option
Plan (4)*
		  10.3    License Agreement dated March 19, 1981 (1)
		  10.4 First Amended and Restated 1984 Employee Stock Purchase Plan, as amended (Exhibit 19.1 to Form 10-Q) (8)*
		  10.5    Second Amended and Restated 1984 Employee
Stock Purchase Plan*
		  10.6    License Agreement dated as of June 1, 1986
(Exhibit 10.16 to Form 10-K) (3)
		  10.7 3Com Corporation Director Stock Option Plan, as amended (Exhibit 19.3 to Form 10-Q) (8)*
		  10.8    Amended 3Com Corporation Director Stock Option
Plan*
		  10.9    Bridge Communications, Inc. 1983 Stock Option
Plan, as amended (Exhibit 4.7 to Form S-8) (2)*
		  10.10   3Com Headquarters Lease dated December 1,
1988, as amended (Exhibit 10.14 to Form 10-K) (7)
		  10.11   Ground Lease dated July 5, 1989 (Exhibit
10.19 to Form 10-K) (5)
		  10.12   Sublease Agreement dated February 9, 1989
(Exhibit 10.20 to Form 10-K) (5)
		  10.13   Credit Agreement dated April 21, 1993
(Exhibit 10.11 to Form 10-K) (9)
		  10.14   Amendment to Credit Agreement (Exhibit
10.20 to Form 10-Q) (14)
		  10.15   Second Amendment to Credit Agreement
(Exhibit 10.21 to Form 10-Q) (14)
		  10.16   3Com Corporation Restricted Stock Plan
dated July 9, 1991 (Exhibit 19.2 to Form 10-Q) (8)*
		  10.17   Amended 3Com Corporation Restricted Stock
Plan*
		  10.18   Form of Escrow and Indemnification
Agreement for Directors and Officers (Exhibit 10.15 to Form 10-Q) (11)
		  10.19   Agreement and Plan of Reorganization
dated December 16, 1993 among 3Com Corporation, 3Sub Corporation and Synernetics, Inc. (Exhibit 7.1 to Form 8-K) (12)
		  10.20   Side Agreement Regarding Agreement and
Plan of Reorganization dated January 14, 1993 among 3Com Corporation, 3Sub Corporation and Synernetics, Inc. (Exhibit 7.2 to Form 8-K) (12)
		  10.21   Agreement and Plan of Reorganization
dated January 18, 1994 (Exhibit 7.2 to Form 8-K) (13)
		  10.22   Indemnification and Escrow Agreement
dated February 2, 1994 (Exhibit 7.3 to Form 8-K) (13)
		  10.23   1994 Stock Option Plan (Exhibit 10.22 to
Form 10-K) (15)*
		  10.24   Lease Agreement between BNP Leasing
Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of July 14, 1994 (Exhibit 10.23 to Form 10-Q) (16)
		  10.25   Purchase Agreement between BNP Leasing
Corporation and 3Com Corporation, dated July 14, 1994 (Exhibit
10.24 to Form 10-Q) (16)
		  10.26   Asset Purchase Agreement dated September
18, 1994 among 3Com Corporation, NiceCom, Ltd., and Nice Systems,
Ltd. (Exhibit 7.1 to Form 8-K) (17)
		  10.27   First Amendment to Asset Purchase
Agreement dated October 17, 1994 among 3Com Corporation, NiceCom, Ltd., and Nice Systems, Ltd. (Exhibit 7.2 to Form 8-K) (17)
		  10.28   Acquisition and Exchange Agreement dated
March 22, 1995 among 3Com Corporation and Shareholders of Sonix Communications Limited (Exhibit 7.1 to Form 8-K) (20)
		  10.29   Agreement and Plan of Reorganization,
dated March 21, 1995, by and among 3Com Corporation, Anuinui Acquisition Corporation and Primary Access Corporation (Appendix A to prospectus included in Form S-4) (21)
		  10.30   Amendment to Agreement and Plan of
Reorganization, dated May 30, 1995 by and among 3Com Corporation, Anuinui Acquisition Corporation and Primary Access Corporation (Appendix A-1
to prospectus included in Form S-4) (21)
		  10.31 Escrow Agreement, dated June 9, 1995 by and among 3Com Corporation, The First National Bank of Boston and Tench Coxe,
Kathryn C. Gould and William R. Stensrud as Shareholders' Agents (Exhibit
10.27 to Form S-4) (21)
		  10.32 Agreement and Plan of Merger dated as of July 26, 1995 among 3Com Corporation, Chipcom Acquisition Corporation and Chipcom Corporation (Exhibit 2.1 to Form S-4) (22)

		  *Indicated a management contract or compensatory plan.

-----------------------------------------------------------------------------

		  (1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration
Statement on Form S-1 filed January 25, 1984 (File No. 2-89045)
		  (2) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Registration Statement on Form S-8 filed October 13, 1987 (File No. 33-17848)
		  (3) Incorporated by reference to the corresponding Exhibit or the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed August 29, 1987 (File No. 0-12867)
		  (4) Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form S-4 filed on August 31, 1987
(File No. 33-16850)
		  (5) Incorporated by reference to the corresponding Exhibit or the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 28, 1989 (File No. 0-12867)
		  (6) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 2, 1991 (File No. 0-12867)
		  (7) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 27, 1991 (File No. 0-12867)
		  (8) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed January 10, 1992 (File No. 0-12867)
		  (9) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 27, 1993 (File No. 0-12867)
		  (10) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Registration Statement on Form S-8, filed on November 24, 1993 (File No. 33-72158)
		  (11) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 14, 1994 (File No. 0-12867)
		  (12) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 8-K filed on January 31, 1994 (File No. 0-12867)
		  (13) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 8-K filed on February 11, 1994 (File No. 0-12867)
		  (14) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on April 13, 1994 (File No. 0-12867)
		  (15) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 31, 1994 (File No. 0-12867)
		  (16) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on October 16, 1994 (File No. 0-12867)
		  (17) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 8-K filed on November 1, 1994 (File No. 0-12867)
		  (18) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 8-K filed on November 16, 1994 (File No. 0-12867)
		  (19) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 13, 1995 (File No. 0-12867)
		  (20) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 8-K filed on May 16, 1995 (File No. 0-12867)
		  (21)    Incorporated by reference to the Exhibit or other
item identified in parentheses previously filed as an Exhibit to or included in Registrant's Registration Statement on Form S-4, originally filed on March 23, 1995 (File No. 33-58203)
		  (22) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Registration Statement on Form S-4, originally filed on August 31, 1995 (File No. 33-62297)
		  (23) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Registration Statement on Form S-8, filed on October 19, 1995 (File No. 33-63547)

	  (b)     Reports on Form 8-K

		  The Company filed one report on Form 8-K during the fiscal quarter covered by this report as follows:

		  (i) Report on Form 8-K filed on October 27, 1995, reporting under Item 2 the completion of the acquisition of Chipcom Corporation effective October 13, 1995.






				 Signatures





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				 3Com Corporation
				 (Registrant)



Dated:  January 15, 1996         By: /s/ Christopher B. Paisley
                            				     ------------------------------
		                               			 Christopher B. Paisley
		                               			 Vice President Finance and
			                               		 Chief Financial Officer
		                               			 (Principal Financial Officer)