Form 10-Q
period 1996-02-29
3COM CORP
filed 1996-04-15
CIK 738076

_________________________________________________________________

                         			united states
		              securities and exchange commission
			                  Washington,  D. C.  20549



                        				  FORM 10-Q



	    quarterly report pursuant to section 13 or 15(d) of
		   the securities exchange act of 1934


For the Quarterly Period Ended February 29, 1996  Commission File No. 0-12867

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

		 Yes ....XX....          No ................

As of February 29, 1996, 167,080,326 shares of the Registrant's Common Stock were outstanding.

_________________________________________________________________

			       3Com Corporation

			       Table of Contents





PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	  Consolidated Balance Sheets
	  February 29, 1996 and May 31, 1995

	  Consolidated Statements of Income
	  Quarters and Nine Months Ended February 29, 1996 and
	  February 28, 1995

	  Consolidated Statements of Cash Flows
	  Nine Months Ended February 29, 1996 and February 28, 1995

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


Signatures


PART I.   FINANCIAL INFORMATION






			Item 1. Financial Statements

                    			      3Com Corporation
                    			Consolidated Balance Sheets
                    			   (dollars in thousands)
                          				 (unaudited)

					                                   February 29,          May 31,
					                                       1996               1995
                                 					  ------------        ------------
ASSETS
Current Assets:
   Cash and cash equivalents              $  193,887          $  159,908
   Temporary cash investments                285,307             225,660
   Trade receivables                         373,311             245,258
   Inventories                               216,308             182,759
   Deferred income taxes                      61,544              55,273
   Other                                      33,191              26,698
                                   					   ---------           ---------
Total current assets                       1,163,548             895,556

Property and equipment--net                  207,497             144,944

Deposits and other assets                     44,050              34,310
                                   					   ---------           ---------

Total                                     $1,415,095          $1,074,810
                                   					   =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                       $  126,399          $  118,377
   Accrued and other liabilities             202,922             150,076
   Income taxes payable                       48,867              56,412
                                   					   ---------           ---------
Total current liabilities                    378,188             324,865

Long-term debt                               110,000             110,000
Other long-term obligations                    5,141               6,221
Deferred income taxes                         17,541                  -

Shareholders' Equity:
Preferred stock, no par value, 3,000,000
   shares authorized; none outstanding            -                   -
Common stock, no par value, 400,000,000
   shares authorized; shares outstanding:
   February 29, 1996: 167,080,326;
   May 31, 1995:  160,911,572                543,934             435,922
Unamortized restricted stock grants           (3,452)             (2,037)
Retained earnings                            351,246             200,030
Unrealized net gain (loss) on available
   for-sale securities                        12,948                 (22)
Accumulated translation adjustments             (451)               (169)
                                   					   ---------           ---------

Total shareholders' equity                   904,225             633,724
                                   					   ---------           ---------

Total                                     $1,415,095          $1,074,810
                                   					   =========           =========

See notes to consolidated financial statements.






        			      3Com Corporation
		      Consolidated Statements of Income
		     (in thousands, except per share data)
				               (unaudited)

                             				 Quarter Ended          Nine Months Ended
                      			   ------------------------- -------------------------
                      			   February 29, February 28, February 29, February 28,
                      			       1996         1995         1996         1995
                      			       ----         ----         ----         ----

Sales                       $  606,002   $  425,759   $1,666,835   $1,117,213

Costs and expenses:
  Cost of sales                284,819      196,926      787,088      518,692
  Sales and marketing          122,816       83,413      343,947      223,336
  Research and development      59,830       43,887      167,460      117,127
  General and administrative    25,527       17,895       69,370       48,003
  Purchased in-process technology   -         7,900           -        68,696
  Acquisition related charges and
    other                           -            -        69,000        4,025
                     			     ---------    ---------    ---------    ---------
      Total                    492,992      350,021    1,436,865      979,879
                     			     =========    =========    =========    =========

Operating income               113,010       75,738      229,970      137,334
Other income--net                1,743          386        4,926        3,754
                     			     ---------    ---------    ---------    ---------

Income before income taxes     114,753       76,124      234,896      141,088
Income tax provision            40,163       27,620       86,540       50,682
                     			     ---------    ---------    ---------    ---------

Net income                  $   74,590   $   48,504   $  148,356   $   90,406
                     			     =========    =========    =========    =========


Net income per common and
  equivalent share:
    Primary                 $      .42   $      .28   $      .84   $      .54
    Fully diluted           $      .42   $      .28   $      .84   $      .53

Common and equivalent shares used
  in computing per share amounts:
    Primary                    177,378      170,467      175,844      168,041
    Fully diluted              177,868      170,897      176,262      169,595

See notes to consolidated financial statements.






        			      3Com Corporation
		    Consolidated Statements of Cash Flows
			           (dollars in thousands)
              				 (unaudited)

                                         						      Nine Months Ended,
                                          						February 29,    February 28,
                                          						------------    ------------
                                          						    1996            1995
                                          						    ----            ----

Cash flows from operating activities:
  Net income                                     $  148,356      $   90,406
  Adjustments to reconcile net income to cash
    provided by operating activities:
  Depreciation and amortization                      62,335          41,946
  Deferred income taxes                              10,845         (24,030)
  Purchased in-process technology                        -           68,696
  Adjustment to conform fiscal year of pooled
    entity                                           (3,048)          3,013
  Non-cash acquisition-related costs                 44,320              -
  Non-cash restructuring costs                           -           (1,100)
  Changes in assets and liabilities, net of effects
    of acquisitions:
      Trade receivables                            (140,562)        (81,563)
      Inventories                                   (45,656)        (42,301)
      Other current assets                           (6,552)         (7,358)
      Accounts payable                               18,682          45,468
      Accrued and other liabilities                  39,819          10,230
      Income taxes payable                           41,205          47,011
      Accrued acquisition-related costs              13,025              -
      Restructuring liabilities                          -           (1,894)
                                          						  ---------       ---------

Net cash provided by operating activities           182,769         148,524
                                          						  ---------       ---------

Cash flows from investing activities:
  Purchase of property and equipment               (119,482)        (64,326)
  Purchase of temporary cash investments           (250,445)       (146,533)
  Proceeds from temporary cash investments          179,475          59,659
  Businesses acquired in purchase transactions           -          (53,234)
  Other--net                                         (6,395)          1,103
                                          						  ---------       ---------

Net cash used for investing activities             (196,847)       (203,331)
                                          						  ---------       ---------

Cash flows from financing activities:
  Sale of stock                                      52,777          20,037
  Repurchases of common stock                          (975)        (19,592)
  Net proceeds from issuance of debt                     -          107,330
  Repayments of notes payable and capital
    lease obligations                                (3,376)         (3,839)
  Other--net                                           (369)              7
                                          						  ---------       ---------

Net cash provided by financing activities            48,057         103,943
                                          						  ---------       ---------

Increase in cash and cash equivalents                33,979          49,136
Cash and cash equivalents at beginning of period    159,908          80,625
                                          						  ---------       ---------

Cash and cash equivalents at end of period       $  193,887      $  129,761
                                          						  =========       =========

Non-cash operating, investing and financing activities:
  Tax benefit on stock option transactions       $   51,083      $   19,870
  Unrealized net gain (loss) on available-for
    sale securities                              $   12,819      $     (188)

See notes to consolidated financial statements.






      			       3Com Corporation
		  Notes to Consolidated Financial Statements

1.      Basis of Presentation

	On October 13, 1995, 3Com Corporation (the Company) acquired Chipcom Corporation (Chipcom) which was accounted for as a pooling-of-interests. All financial data of the Company, including the Company's previously issued financial statements for the periods presented in this Form 10-Q, have been restated to include the historical financial information of Chipcom in accordance with generally accepted accounting principles and pursuant to Regulation S-X.

	The unaudited consolidated financial statements have been prepared by the Company and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the Company's financial position as of February 29, 1996, and the results of operations and cash flows for the quarters and nine months ended February 29, 1996 and February 28, 1995.

	The results of operations for the quarter and nine months ended February 29, 1996 may not necessarily be indicative of the results to be expected for the fiscal year ending May 31, 1996.

	These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto for the fiscal year ended May 31, 1995 included in the Company's fiscal 1995 Form 10-K and the Company's Joint Proxy Statement/Prospectus dated September 11, 1995.

2.      Inventories consisted of (in thousands):

                                   						   February 29,   May 31,
                                    						      1996        1995
                                    						      ----        ----

	Finished goods                             $  122,746   $   83,221
	Work-in-process                                21,096       31,102
	Raw materials                                  72,466       68,436
                                   						    ---------    ---------

	Total                                      $  216,308   $  182,759
                                   						    =========    =========

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

4.      Business Combinations

	On October 13, 1995, the Company acquired Chipcom by issuing approximately 18.3 million shares of its common stock in exchange for all the outstanding stock of Chipcom. The Company also assumed and exchanged all options to purchase Chipcom stock for options to purchase approximately
2.4 million shares of the Company's common stock. Chipcom designs, manufactures and distributes computer networking multi-function platforms. The acquisition was accounted for as a pooling-of-interests. All financial data of the Company has been restated to include the historical financial information of Chipcom. Chipcom maintained its financial records on a 52-53 week fiscal year ending nearest to December 31. The May 31, 1995 restated consolidated balance sheet includes the balance sheet of Chipcom as of December 31, 1994. The restated consolidated statements of income and cash flows for the quarter and nine months ended February 28, 1995 include Chipcom's statements of income and cash flows for the quarter and nine months ended September 24, 1994. The results of operations of Chipcom for the five month period ended May 31, 1995, which reflected revenues of $118.1 million and net income of $2.4 million, has been reported as an increase in the Company's fiscal 1996 retained earnings. No significant adjustments were required to conform the accounting policies of the Company and Chipcom. Financial information as of February 29, 1996 and for the quarter and nine months ended reflects the Company's and Chipcom's operations for those periods.

	The following table shows the effect on the results of operations as restated for the quarters ended August 31, 1995 and August 31, 1994 and for the nine months ended February 28, 1995. The Company's quarter ended August 31, 1994 and nine months ended February 28, 1995 has been combined with Chipcom's quarter ended March 26, 1994 and nine months ended September 24, 1994, respectively.

                            				Quarter ended August 31,   Nine Months Ended
                            				------------------------   -----------------
                            				  1995            1994     February 28, 1995
                            				  ----            ----     -----------------
(in thousands)

  Sales:
    3Com                        $  430,354    $  262,801       $  932,321
    Chipcom                         66,935        51,882          184,892
                            				 ---------     ---------        ---------
    Combined                    $  497,289    $  314,683       $1,117,213
                            				 =========     =========        =========

  Net Income (loss):
    3Com                        $   59,421    $   30,772       $   80,153
    Chipcom                         (2,000)        1,873           10,253
                            				 ---------     ---------        ---------
    Combined                    $   57,421    $   32,645       $   90,406
                            				 =========     =========        =========


As a result of the acquisition, the Company recorded acquisition-related charges totaling $69.0 million in the second quarter of fiscal 1996. These charges include $60.8 million of integration expenses and $8.2 million of direct transaction costs (consisting primarily of investment banking and other professional fees). Integration expenses include approximately $37.8 million of costs of eliminating duplicate and discontinued products, $5.1 million of severance and related costs for approximately 80 employees primarily associated with duplicate or discontinued product lines, field sales and administrative functions, $4.3 million of costs of eliminating duplicate facilities and $13.6 million of other acquisition-related costs. Total expected cash expenditures relating to the acquisition-related charges are $24.7 million, of which $11.7 million was disbursed prior to February 29, 1996 and the remaining
$13.0 million is expected to be paid within the next twelve months.

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

5.      Litigation

	On October 13, 1995, the Company acquired Chipcom, which had already been named as a defendant in the litigation described below. On May 30, 1995, a complaint was filed in the United States District Court for the District of Massachusetts entitled Lucille Nappo, Marc Linsky, Constandine Machakos, and Mary Machakos v. Chipcom Corp., John Robert Held, Robert Peter Badavas, Bruce L. Cohen, Menachem E. Abraham, and Jerald G. Fishman. The named plaintiffs purport to represent the class of persons who purchased Chipcom's common stock during the period from and including February 8, 1995 through and including May 26, 1995. The complaint alleges violations by the defendants of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and seeks unspecified damages. On June 7, 1995, a complaint alleging very similar claims was filed against the same defendants in the same Court by Anthony Mallozzi. A third similar complaint was filed against the same defendants in the same Court on June 8, 1995, by Daniel List. A fourth similar complaint was filed in the same Court on June 16, 1995, entitled Sean J. Carney and Nicholas Giannantonio v. Chipcom Corp., John Held, and Robert Badavas. A fifth similar complaint was filed in the same Court on June 16, 1995, entitled Manuel C. DeSousa and Barbara J. DeSousa v. Chipcom Corp., John Held, and Robert Badavas. The cases have been consolidated for pretrial purposes pursuant to an order entered by the Court on June 15, 1995. The consolidated action is entitled In re:
Chipcom Securities Litigation, Civil Action No. 95-111114-DPW. A Consolidated Complaint was filed on September 13, 1995, and an Amended Consolidated Complaint was filed on November 30, 1995. The defendants have moved to dismiss the Amended Consolidated Complaint, dispute the merits of the allegations in the consolidated complaint, and intend to defend the actions vigorously. Although the ultimate outcome of this litigation is difficult to predict, based on the facts currently known, management does not believe this matter will have a material adverse effect on the financial position of the Company.






			       3Com Corporation

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Acquisitions

	During the quarter ended November 30, 1995, 3Com (the Company) enhanced its enterprise-wide solutions with the acquisition of Chipcom Corporation (Chipcom), a provider of computer networking multi-function platforms, including hubs, switching and network management products. The acquisition was completed on October 13, 1995. The Company issued approximately
18.3 million shares of its common stock in exchange for all the outstanding stock of Chipcom. The Company also assumed and exchanged all options to purchase Chipcom stock for options to purchase approximately 2.4 million shares of the Company's common stock. The acquisition was accounted for as a pooling-of-interests and all financial data of the Company prior to the acquisition has been restated to include the historical financial information of Chipcom.

	During the quarter ended August 31, 1995, 3Com extended its reach to network service providers and carriers with the acquisition of Primary Access Corporation (Primary Access), a provider of integrated network access systems. The acquisition was completed on June 9, 1995. The Company issued approximately
4.6 million shares of its common stock in exchange for all the outstanding stock of Primary Access. The Company also assumed and exchanged all options and warrants to purchase Primary Access stock for options and warrants to purchase approximately 1.0 million shares of the Company's common stock. The acquisition was accounted for as a pooling-of-interests and all financial data of the Company prior to the acquisition has been restated to include the historical financial data of Primary Access.

	See Note 4 of Notes to Consolidated Financial Statements for additional information on the Company's business combinations.

Results of Operations

Quarter Ended February 29, 1996 and February 28, 1995

	The Company achieved record sales in the third quarter of fiscal 1996 totaling $606.0 million, an increase of $180.2 million or 42 percent from the corresponding quarter a year ago.
Compared with the second quarter of fiscal 1996, sales for the third quarter of fiscal 1996 increased $42.5 million or 8 percent.

	The Company believes that the year-over-year increase in third quarter sales is due to several factors, including rapid growth in sales outside the US, continued strength in the data networking market as customers migrate to new technologies such as LAN switching and Fast Ethernet, increases in worldwide personal computer sales, the breadth of 3Com's product offerings and its ability to deliver complete data networking solutions for different connectivity environments.

	Sales of network systems products (i.e., internetworking platforms, remote access servers, hubs and switching products) in the third quarter of fiscal 1996 represented 56 percent of total sales and increased 48 percent from the same quarter one year ago. In the third quarter of fiscal 1995, sales of network systems products represented 53 percent of total sales. The increase in network systems product sales was led primarily by the LinkBuilder(R) FMS(TM) II stackable hub, the LANplex(R) family of switching products and the AccessBuilder(TM) 8000 integrated network access systems. Also contributing to the sales increase was the introduction of the LinkSwitch(TM) stackable switches during fiscal 1996. The increase in network systems products was partially offset by declines in sales of certain product lines acquired from Chipcom.

	Sales of network adapters in the third quarter of fiscal 1996 represented 41 percent of total sales and increased 35 percent from the year-ago period. In the third quarter of fiscal 1995, sales of network adapters represented 44 percent of total sales. The increase in network adapter sales represented a significant increase in unit volume. This increase was primarily led by the sales of the EtherLink(R) III network adapters, the EtherLink PC Card adapter and the Fast EtherLink PCI adapter. Average selling prices for adapters remained flat as the industry-wide trend toward decreasing average selling prices in both the Ethernet and Token Ring markets were offset by the higher mix of Fast Ethernet and PC Card products.

	Sales of other products (i.e., terminal servers, customer service and other products) represented three percent of total sales in the third quarter of fiscal 1996 and fiscal 1995. Sales of other products increased 46 percent from the year-ago period, although they continued to represent a small percentage of the Company's total sales, as expected.

	Sales outside of the United States comprised 54 percent of total sales in the third quarter of fiscal 1996, compared to 56 percent for the same period last year. Sales within the United States increased 49 percent from the same period last year due largely to increased sales of network access systems to network service providers and carriers. International sales rose 37 percent from the prior year, primarily in the Asia Pacific region. The Company's operations were not significantly impacted by fluctuations in foreign currency exchange rates in the third quarters of fiscal 1996 and 1995.

	Cost of sales as a percentage of sales was 47.0 percent in the third quarter of fiscal 1996, compared to 46.3 percent for the third quarter of fiscal 1995. The corresponding decline in gross margin in the third quarter of fiscal 1996 was the result of a number of factors including increased provisions for obsolete and excess inventory, which taken separately would have reduced gross margin by 1.2 percentage points, and a higher mix of certain lower margin adapter and network access system products, which taken separately would have reduced gross margin by .7 percentage points. Factors causing a decline in gross margin were partially offset by a favorable shipment mix toward the Company's switching and stackable hub products, which taken separately would have improved gross margin by 1.2 percentage points.

	Total operating expenses in the third quarter of fiscal 1996 were $208.2 million or 34.4% of sales, compared to $153.1 million in the third quarter of fiscal 1995. Excluding a charge for purchased in-process technology associated with Chipcom's acquisition of DSI ExpressNetworks, Inc. (DSI), total operating expenses in the third quarter of fiscal 1995 were $145.2 million, or 34.1% of sales.

	Sales and marketing expenses in the third quarter of fiscal 1996 increased $39.4 million or 47 percent from fiscal 1995. The increase in such expenses reflected increased selling costs related to the increase in sales volume, higher costs associated with marketing promotions and customer support programs, and a 35 percent year-over-year increase in sales and marketing personnel. As a result, sales and marketing expenses as a percentage of sales increased to 20.3 percent in the third quarter of fiscal 1996, from 19.6 percent in the corresponding fiscal 1995 period.

	Research and development expenses in the third quarter of fiscal 1996 increased $15.9 million or 36 percent from the year-ago period. The increase in research and development expenses was primarily attributable to the cost of developing 3Com's new products including the Company's expansion into new technologies and markets. The Company believes the timely introduction of new technologies and products is crucial to its success, and will continue to make strategic acquisitions to accelerate time to market where appropriate. Most of the in-process technology acquired in connection with businesses purchased by the Company since December 1993 have been completed. The nature of costs for the projects that are still in process are primarily labor costs for design, prototype development and testing. The Company estimates that the remaining costs in connection with the completion of all acquired research and development projects are not significant. As a percentage of sales, research and development expenses decreased to 9.9 percent in the third quarter of fiscal 1996, compared to 10.3 percent in the third quarter of fiscal 1995.

	General and administrative expenses in the third quarter of fiscal 1996 increased $7.6 million or 43 percent from the same period a year-ago. The increase in general and administrative expenses reflected expansion of the Company's infrastructure. General and administrative personnel increased 29 percent from the prior year. As a percentage of sales, such expenses remained at 4.2 percent in the third quarter of fiscal 1996, consistent with the corresponding fiscal 1995 period.

	Other income (net) was $1.7 million in the third quarter of fiscal 1996, compared to $0.4 million in the third quarter of fiscal 1995. Higher interest income from larger cash balances caused the increase in other income.

	The Company's effective income tax rate was approximately 35 percent in the third quarter of fiscal 1996 and approximately 36 percent in the third quarter of fiscal 1995.

	Net income for the third quarter of fiscal 1996 was $74.6 million, or $0.42 per share, compared to net income of $48.5 million, or $0.28 per share, for the third quarter of fiscal 1995. If the aforementioned $7.9 million charge associated with the acquisition of DSI was excluded, the Company would have realized net income of $53.5 million, or $0.31 per share, for the third quarter of fiscal 1995.

Nine Months Ended February 29, 1996 and February 28, 1995

	The Company achieved record sales for the first nine months of fiscal 1996 totaling $1,666.8 million, an increase of $549.6 million or 49 percent from the corresponding period a year ago. Sales of network systems products in the first nine months of fiscal 1996 represented 56 percent of total sales and increased
60 percent from the same period one year ago. Sales of network adapters in the first nine months of fiscal 1996 represented 40 percent of total sales and increased 36 percent from the same period last year. International sales comprised 53 percent of total sales and increased 53 percent from the first nine months of fiscal 1995.

	Cost of sales as a percentage of sales was 47.2 percent for the first nine months of fiscal 1996, compared to 46.4 percent for the corresponding fiscal 1995 period. The corresponding decline in gross margin in the first nine months of fiscal 1996 was the result of a number of factors including a higher mix of certain lower margin adapter, Chipcom and network access system products, which taken separately would have reduced gross margin by
1.3 percentage points, and higher period costs for obsolete and excess inventories and freight and duties, which taken separately would have reduced gross margin by 1.0 percentage point. Factors causing the decline in gross margin were partially offset by a favorable shipment mix toward the Company's switching products and reductions in adapter product material costs, which taken separately would have improved gross margin by 1.5 percentage points.

	Total operating expenses in the first nine months of fiscal 1996 were $649.8 million compared to $461.2 million in the first nine months of fiscal 1995. Excluding the acquisition-related charge of $69.0 million for Chipcom (see Note 4 of Notes to Consolidated Financial Statements), total operating expenses in the first nine months of fiscal 1996 were $580.8 million, or 34.8 percent of sales. Excluding the one-time charge of $68.7 million for purchased in-process technology primarily associated with the acquisitions of DSI and NiceCom, Ltd., a charge of $5.1 million for merger costs associated with Chipcom's acquisition of Artel Communications Corporation, and a non-recurring credit of $1.1 million for the reduction in accrued restructuring costs, total operating expenses in the first nine months of fiscal 1995 were $388.5 million, or 34.8 percent of sales. The increase in recurring operating expenses of $192.3 million, or 50 percent, reflected increased selling costs related to higher sales volume, the cost of developing and promoting the Company's products and an average headcount increase of 33 percent over the first nine months of fiscal 1995.

	In the first nine months of fiscal 1996, sales and marketing expenses increased $120.6 million or 54 percent from the prior year and increased to 20.6 percent of sales, compared to 20.0 percent of sales in fiscal 1995. The Company believes the Chipcom acquisition caused some loss of productivity due to disruptions associated with integration of sales forces during fiscal 1996. Research and development expenses increased $50.3 million in the first nine months of fiscal 1996, but decreased as a percentage of sales to 10.0 percent compared to 10.5 percent in fiscal 1995. General and administrative expenses increased $21.4 million in the first nine months of fiscal 1996, but decreased as a percentage of sales to 4.2 percent compared to 4.3 percent in fiscal 1995.

	Other income (net) was $4.9 million for the first nine months of fiscal 1996, compared to $3.8 million in the corresponding period one year ago. The increase in other income was due primarily to higher interest income on larger cash balances in fiscal 1996.

	The Company's effective income tax rate was approximately 37 percent in the first nine months of fiscal 1996 and approximately
36 percent in the first nine months of fiscal 1995. Excluding the merger costs associated with the Chipcom acquisition, which were not fully tax deductible, the effective tax rate was 35 percent for the first nine months of fiscal 1996.

	Net income for the first nine months of fiscal 1996 was $148.4 million, or $0.84 per share, compared to net income of $90.4 million, or $0.53 per share, for the first nine months of fiscal 1995. Excluding the aforementioned $69.0 million charge associated with the acquisition of Chipcom, net income was $197.6 million, or $1.12 per share, for the first nine months of fiscal 1996. Excluding the $68.7 million charge associated with purchased in-process technology, the $5.1 million charge for merger costs and the $1.1 million credit for the reduction in the restructuring reserve, net income was $135.3 million, or $0.80 per share, for the first nine months of fiscal 1995. Net income per share for fiscal 1995 has been restated to reflect the two-for-one stock split on August 25, 1995.

Business Environment and Risk Factors

	The Company's future operating results may be affected by various trends and factors which the Company must successfully manage in order to achieve favorable operating results. In addition, there are trends and factors beyond the Company's control which affect its operations. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, the cautionary statements set forth below identify important factors that could cause actual results to differ materially from those in any forward-looking statements contained in this report. Such trends and factors include adverse changes in general economic conditions or conditions in the specific markets for the Company's products, governmental regulation or intervention affecting communications or data networking, fluctuations in foreign exchange rates, and other factors, including those listed below. The data networking industry has become increasingly competitive, and the Company's results may be adversely affected by the actions of existing or future competitors. Such actions may include the development or acquisition of new technologies, the introduction of new products, the assertion by third parties of patent or similar intellectual property rights, and the reduction of prices by competitors to gain or retain market share. Industry consolidation or alliances, as well as the entrance or expansion of computer and telecommunication companies into the data networking market, may also affect the competitive environment.

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

	The Company primarily distributes its products through third party resellers. Due to the consolidation in the distribution and reseller channels and the Company's increased volume of sales into these channels, the Company has experienced an increased concentration of credit risk. While the Company continuously monitors and manages this risk, financial difficulties on the part of one or more of the Company's resellers may have a material adverse effect on the Company. Likewise, the Company's expansion into certain emerging geographic markets, characterized by economic and political instability and currency fluctuations, may subject the Company's resellers to financial difficulties which may have an adverse impact on the Company.

	Acquisitions of complementary businesses and technologies, including technologies and products under development, are an active part of the Company's overall business strategy. The Company has recently consummated acquisitions of several companies, including AXON Networks Inc., Chipcom and Primary Access. There can be no assurance that products, technologies, distribution channels, key personnel and businesses of acquired companies will be effectively assimilated into the Company's business or product offerings, or that such integration will not adversely affect the Company's business, financial condition or results of operations. The difficulties of such integration may be increased by the size and number of such acquisitions and the necessity of coordinating geographically separated organizations. There can be no assurance that any acquired products, technologies or businesses will contribute to the Company's revenues or earnings, that the sales and earnings from acquired businesses will not be adversely affected by the integration process or other general factors. The acquisition of Chipcom is the largest acquisition the Company has undertaken, and the factors identified above are therefore more significant to the Company's business following the Chipcom acquisition than for prior transactions. There can be no assurance that the Company will continue to be able to identify and consummate suitable acquisition transactions in the future.

	The market price of the Company's common stock has been, and may continue to be, extremely volatile. Factors such as new product announcements by the Company or its competitors, quarterly fluctuations in the Company's operating results, challenges associated with integration of businesses and general conditions in the data networking market may have a significant impact on the market price of the Company's common stock. These conditions, as well as factors which generally affect the market for stocks of high technology companies, could cause the price of the Company's stock to fluctuate substantially over short periods.

	During the third quarter of fiscal 1996, the Company transitioned its core order processing, logistics and financial systems to a new set of applications which operate on a client server based platform. Further development of the client server system will be required to assure production stability of the new application systems. As a result of the transition to the client server platform, the Company may experience order processing, shipping or financial system disruptions, which may have an adverse affect on the Company.

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

Liquidity and Capital Resources

	Cash, cash equivalents and temporary cash investments at February 29, 1996 were $479.2 million, increasing $93.6 million from May 31, 1995.

	During the quarter ended November 30, 1995, the Company completed the acquisition of Chipcom. As a result of the acquisition, the Company recorded acquisition-related charges totaling $69.0 million. Total expected cash expenditures relating to the acquisition-related charges are $24.7 million, of which $11.7 million was disbursed prior to February 29, 1996 and the remaining $13.0 million is expected to be paid within the next twelve months (See Note 4 of Notes to Consolidated Financial Statements.).

	For the nine months ended February 29, 1996, net cash generated from operating activities was $182.8 million. Trade receivables at February 29, 1996 increased $128.1 million from May 31, 1995. Days sales outstanding in receivables was 55 days at February 29, 1996, compared to 46 days at May 31, 1995, due primarily to an increase in international and carrier sales and the shortened accounting period in February, which has historically increased days sales outstanding in receivables. Inventory levels at February 29, 1996 increased $33.5 million from the prior fiscal year-end, net of a $27.1 million provision included in the acquisition charge for duplicate and discontinued Chipcom products. Inventory turnover was 5.5 turns at February 29, 1996, compared to 5.4 turns at May 31, 1995.

	During the nine months ended February 29, 1996, the Company made $119.5 million in capital expenditures. Major capital expenditures included upgrades of desktop systems, upgrades and additions to product manufacturing lines and facilities in Santa Clara and Ireland, purchase of facilities in the Boston area and furnishings and improvements to new facilities in Santa Clara and the Boston area.

	During the first nine months of fiscal 1996, the Company received cash of $52.8 million from the sale of its common stock to employees through its employee stock purchase and option plans.

	During the first quarter of fiscal 1995, the Company signed a five-year lease for 225,000 square feet (Phase I) of office and manufacturing space to be built on land adjacent to its existing headquarters in Santa Clara. The Company commenced occupancy of the facility in the first quarter of fiscal 1996, and payments on the lease started in the second quarter of fiscal 1996. The Company amended the lease agreement on February 1, 1996 to add 150,000 square feet of office and manufacturing space and a parking garage (Phase II) to be built on adjacent land. The amended lease expires in five years and provides the Company with an option to purchase both Phase I and II properties or arrange for the sale of the properties to a third party with a guaranteed residual value of up to $57.6 million to the seller of the property. The Company anticipates that it will commence occupancy of and begin lease payments on the significant portion of the Phase II property in the fourth quarter of fiscal 1997.

	During the third quarter of fiscal 1996, the Company signed an agreement to purchase an office facility in the UK. The cost of the property is approximately $17 million and will be paid in the fourth quarter of fiscal 1996. The Company anticipates it will spend approximately $12 million over the next nine months for expansion, refurbishment and furnishings for the property.

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

			     Subsequent Event

On March 12, 1996, the Company completed the acquisition of AXON Networks Inc. of Newton, Massachusetts, a technological leader in remote network management and monitoring of data network traffic. The acquisition, which will be accounted for as a purchase, was completed for approximately $65 million, including transaction costs. It is anticipated that in the fourth quarter of fiscal 1996 the Company will charge to operations approximately $45-50 million of purchased in-process technology related to the acquisition. The source of funds for the acquisition is expected to be the Company's existing balances of cash, cash equivalents and temporary cash investments.






		      PART II.      OTHER INFORMATION

Item 1. Legal Proceedings

	On October 13, 1995, the Company acquired Chipcom, which had already been named as a defendant in the litigation described below. On May 30, 1995, a complaint was filed in the United States District Court for the District of Massachusetts entitled Lucille Nappo, Marc
Linsky, Constandine Machakos, and Mary Machakos v.
Chipcom Corp., John Robert Held, Robert Peter Badavas,
Bruce L. Cohen, Menachem E. Abraham, and Jerald G.
Fishman. The named plaintiffs purport to represent the class of persons who purchased Chipcom's common stock during the period from and including February 8, 1995 through and including May 26, 1995. The complaint alleges violations by the defendants of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and seeks unspecified damages. On June 7, 1995, a complaint alleging very similar claims was filed against the same defendants in the same Court by Anthony Mallozzi. A third similar complaint was filed against the same defendants in the same Court on June 8, 1995, by Daniel
List.  A fourth similar complaint was filed in the same
Court on June 16, 1995, entitled Sean J. Carney and
Nicholas Giannantonio v. Chipcom Corp., John Held, and
Robert Badavas. A fifth similar complaint was filed in the same Court on June 16, 1995, entitled Manuel C.
DeSousa and Barbara J. DeSousa v. Chipcom Corp., John
Held, and Robert Badavas. The cases have been consolidated for pretrial purposes pursuant to an order entered by the Court on June 15, 1995. The consolidated action is entitled In re: Chipcom Securities Litigation, Civil Action No. 95-111114-DPW. A Consolidated Complaint was filed on September 13, 1995, and an Amended
Consolidated Complaint was filed on November 30, 1995.
The defendants have moved to dismiss the Amended
Consolidated Complaint, dispute the merits of the allegations in the consolidated complaint, and intend to defend the actions vigorously.

Item 2. Changes in Securities

	  None.

Item 3. Defaults Upon Senior Securities

	  None.

Item 4. Submission of Matters to a Vote of Security Holders

	  None.

Item 5. Other Information

	  None.

Item 6. Exhibits and Reports on Form 8-K

	  (a)     Exhibits

		  Exhibit
		  Number                    Description
		  -------                   -----------
		  3.1 Amended and Restated Articles of Incorporation (Exhibit 19.1 to Form 10-Q) (6)
		  3.2     Certificate of Amendment of the Amended and
			  Restated Articles of Incorporation (Exhibit 3.2
			  to Form 10-K) (15)
		  3.3     Bylaws, as amended and restated (Exhibit 4.2 to
			  Form S-8) (10)
		  3.4     Certificate of Amendment of the Amended and
			  Restated Articles of Incorporation (Exhibit 4.1
			  to Form S-8) (23)
		  4.1     Reference is made to Exhibit 3.1 (Exhibit 4.1 to
			  Form 10-K) (15)
		  4.2     Indenture Agreement between 3Com Corporation
			  and The First National Bank of Boston for the
			  private placement of convertible subordinated
			  notes dated as of November 1, 1994 (Exhibit
			  5.2 to Form 8-K) (18)
		  4.3 Placement Agreement for the private placement of convertible subordinated notes dated November 8,
			  1994 (Exhibit 5.1 to Form 8-K) (18)
		  4.4     Amended and Restated Rights Agreement dated
			  December 31, 1994 (Exhibit 10.27 to Form 10-Q) (19)
		  10.1    1983 Stock Option Plan, as amended (Exhibit 10.1
			  to Form 10-K) (7)*
		  10.2    Amended and Restated Incentive Stock Option Plan (4)*
		  10.3    License Agreement dated March 19, 1981 (1)
		  10.4 First Amended and Restated 1984 Employee Stock Purchase Plan, as amended (Exhibit 19.1 to Form
			  10-Q) (8)*
		  10.5 Second Amended and Restated 1984 Employee Stock Purchase Plan (Exhibit 10.5 to Form 10-Q)(24)*
		  10.6    License Agreement dated as of June 1, 1986 (Exhibit
			  10.16 to Form 10-K) (3)
		  10.7 3Com Corporation Director Stock Option Plan, as amended (Exhibit 19.3 to Form 10-Q) (8)*
		  10.8 Amended 3Com Corporation Director Stock Option Plan (Exhibit 10.8 to Form 10-Q)(24)*
		  10.9    Bridge Communications, Inc. 1983 Stock Option Plan,
			  as amended (Exhibit 4.7 to Form S-8) (2)*
		  10.10   3Com Headquarters Lease dated December 1, 1988, as
			  amended (Exhibit 10.14 to Form 10-K) (7)
		  10.11   Ground Lease dated July 5, 1989 (Exhibit 10.19 to
			  Form 10-K) (5)
		  10.12   Sublease Agreement dated February 9, 1989 (Exhibit
			  10.20 to Form 10-K) (5)
		  10.13   Credit Agreement dated April 21, 1993 (Exhibit
			  10.11 to Form 10-K) (9)
		  10.14   Amendment to Credit Agreement (Exhibit 10.20 to
			  Form 10-Q) (14)
		  10.15   Second Amendment to Credit Agreement (Exhibit 10.21
			  to Form 10-Q) (14)
		  10.16 3Com Corporation Restricted Stock Plan dated July 9, 1991 (Exhibit 19.2 to Form 10-Q) (8)*
		  10.17 Amended 3Com Corporation Restricted Stock Plan (Exhibit 10.17 to Form 10-Q)(24)*
		  10.18 Form of Escrow and Indemnification Agreement for Directors and Officers (Exhibit 10.15 to Form 10-Q)
			  (11)
		  10.19   Agreement and Plan of Reorganization dated
			  December 16, 1993 among 3Com Corporation, 3Sub Corporation and Synernetics, Inc. (Exhibit 7.1 to Form 8-K) (12)
		  10.20 Side Agreement Regarding Agreement and Plan of Reorganization dated January 14, 1993 among 3Com Corporation, 3Sub Corporation and Synernetics, Inc. (Exhibit 7.2 to Form 8-K) (12)
		  10.21   Agreement and Plan of Reorganization dated
			  January 18, 1994 (Exhibit 7.2 to Form 8-K) (13)
		  10.22   Indemnification and Escrow Agreement dated
			  February 2, 1994 (Exhibit 7.3 to Form 8-K) (13)
		  10.23   1994 Stock Option Plan (Exhibit 10.22 to Form 10-K)
			  (15)*
		  10.24 Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of July 14, 1994 (Exhibit 10.23 to Form 10-Q)
			  (16)
		  10.25 Second amendment to Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, dated February 1, 1996
		  10.26 Purchase Agreement between BNP Leasing Corporation and 3Com Corporation, dated July 14, 1994 (Exhibit
			  10.24 to Form 10-Q) (16)
		  10.27 First amendment to Purchase Agreement between BNP Leasing Corporation and 3Com Corporation, dated February 1, 1996
		  10.28 Asset Purchase Agreement dated September 18, 1994 among 3Com Corporation, NiceCom, Ltd., and Nice Systems, Ltd. (Exhibit 7.1 to Form 8-K) (17)
		  10.29 First Amendment to Asset Purchase Agreement dated October 17, 1994 among 3Com Corporation, NiceCom, Ltd., and Nice Systems, Ltd. (Exhibit 7.2 to Form 8-K) (17)
		  10.30 Acquisition and Exchange Agreement dated March 22, 1995 among 3Com Corporation and Shareholders of
			  Sonix Communications Limited (Exhibit 7.1 to Form
			  8-K) (20)
		  10.31   Agreement and Plan of Reorganization, dated
			  March 21, 1995, by and among 3Com Corporation, Anuinui Acquisition Corporation and Primary Access Corporation (Appendix A to prospectus included in Form S-4) (21)
		  10.32 Amendment to Agreement and Plan of Reorganization, dated May 30, 1995 by and among 3Com Corporation, Anuinui Acquisition Corporation and Primary Access Corporation (Appendix A-1 to prospectus included in Form S-4) (21)
		  10.33 Escrow Agreement, dated June 9, 1995 by and among 3Com Corporation, The First National Bank of Boston and Tench Coxe, Kathryn C. Gould and William R. Stensrud as Shareholders' Agents (Exhibit 10.27 to Form S-4) (21)
		  10.34 Agreement and Plan of Merger dated as of July 26, 1995 among 3Com Corporation, Chipcom Acquisition Corporation and Chipcom Corporation (Exhibit 2.1 to Form S-4) (22)

		  *Indicated a management contract or compensatory plan.

- -----------------------------------------------------------------------------

		  (1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement on Form S-1 filed January 25, 1984 (File No. 2-89045)
		  (2) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Registration Statement on Form S-8 filed October 13, 1987 (File No. 33-17848)
		  (3) Incorporated by reference to the corresponding Exhibit or the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's
			  Form 10-K filed August 29, 1987 (File No. 0-12867)
		  (4) Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form S-4 filed on August 31, 1987 (File No. 33-16850)
		  (5) Incorporated by reference to the corresponding Exhibit or the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 28, 1989 (File No. 0-12867)
		  (6) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 2, 1991 (File No. 0-12867)
		  (7) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 27, 1991 (File No. 0-12867)
		  (8) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed January 10, 1992
			  (File No. 0-12867)
		  (9) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 27, 1993 (File No. 0-12867)
		  (10) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Registration Statement on Form S-8, filed on November 24, 1993 (File No. 33-72158)
		  (11) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 14, 1994 (File No. 0-12867)
		  (12) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 8-K filed on January 31, 1994 (File No. 0-12867)
		  (13) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 8-K filed on February 11, 1994 (File No. 0-12867)
		  (14) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on April 13, 1994 (File No. 0-12867)
		  (15) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 31, 1994 (File No. 0-12867)
		  (16) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on October 16, 1994 (File No. 0-12867)
		  (17) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 8-K filed on November 1, 1994 (File No. 0-12867)
		  (18) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 8-K filed on November 16, 1994 (File No. 0-12867)
		  (19) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 13, 1995 (File No. 0-12867)
		  (20) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 8-K filed on May 16, 1995 (File No. 0-12867)
		  (21)    Incorporated by reference to the Exhibit or other
			  item identified in parentheses previously filed as an Exhibit to or included in Registrant's Registration Statement on Form S-4, originally filed on March 23, 1995 (File No. 33-58203)
		  (22) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Registration Statement on Form S-4, originally filed on August 31, 1995 (File No. 33-62297)
		  (23) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Registration Statement on Form S-8, filed on October 19, 1995 (File No. 33-63547)
		  (24) Incorporated by reference to the Exhibit identified in parentheses previously files as an Exhibit to Registrant's Registration Statement on Form 10-Q, filed on January 15, 1996 (File No. 0-12867)
	  (b)     Reports on Form 8-K

		      None.






				  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				3Com Corporation
				(Registrant)



Dated:  April 15, 1996          By:  /s/ Christopher B. Paisley
                            				     --------------------------
                          				       Christopher B. Paisley
                          				       Vice President Finance and
                          				       Chief Financial Officer
                          				       (Principal Financial Officer)