Form 10-K
period 1996-05-31
3COM CORP
filed 1996-08-26
CIK 738076

Securities and Exchange Commission
       			 Washington, D. C. 20549
				               ---------
              				 FORM 10-K
       annual report pursuant to section 13 or 15(d) of the securities
[X]    exchange act of 1934

For the Fiscal Year Ended May 31, 1996            Commission File No. 0-12867
				      or
       transition report pursuant to section 13 or 15(d) of the securities
[ ]    exchange act of 1934

	  For the transition period from ____________ to ____________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Registrant's Common Stock held by nonaffiliates, based upon the closing price of the Common Stock on July 31, 1996, as reported by the Nasdaq National Market, was approximately $6,152,000,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding
Common Stock, based on Schedule 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 31, 1996, 169,570,302 shares of the Registrant's Common Stock were outstanding.

The Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on September 26, 1996 is incorporated by reference in
Part III of this Form 10-K to the extent stated herein.




			      3Com Corporation
       				 Form 10-K
		   For the Fiscal Year Ended May 31, 1996

			      Table of Contents

Part I
- ------
	Item    1. Business
	Item    2. Properties
	Item    3. Legal Proceedings
	Item    4. Submission of Matters to a Vote of Security Holders
		          Executive Officers of the Registrant

Part II
- -------
	Item    5. Market for Registrant's Common Stock and Related Stockholder
		   Matters
	Item    6. Selected Financial Data
	Item    7. Management's Discussion and Analysis of Financial Condition
		   and Results of Operations
	Item    8. Financial Statements and Supplementary Data
	Item    9. Changes in and Disagreements with Accountants on Accounting
		   and Financial Disclosure

Part III
- --------
	Item   10. Directors and Executive Officers of 3Com
	Item   11. Executive Compensation
	Item   12. Security Ownership of Certain Beneficial Owners
		   and Management
	Item   13. Certain Relationships and Related Transactions

Part IV
- -------
	Item   14. Exhibits, Financial Statement Schedule, and Reports on
		   Form 8-K

		   Exhibit Index
		   Signatures
		   Financial Statement Schedule

3Com, AccessBuilder, EtherLink, LANplex, LinkBuilder, LinkSwitch, NETBuilder, NETBuilder II, ONcore, Parallel Tasking, Transcend, and TokenLink are registered trademarks of 3Com Corporation. ATMLink, BRASICA, CELLplex, DynamicAccess, FDDILink, OfficeConnect, ONline, SuperStack, and ZipChip are trademarks of 3Com Corporation. Primary Access is a registered trademark of 3Com Primary Access. Aperture is a trademark of 3Com Primary Access. All other trademarks belong to their respective organizations.




				  PART I

ITEM 1.   Business

3Com Corporation (referred to herein as 3Com, Registrant or the Company) was founded on June 4, 1979 and pioneered the networking industry. Over the years, 3Com has evolved from a supplier of discrete networking products to a broad-based supplier of local area network (LAN) and network access systems for the large enterprise, small business, home and network service provider markets. Today, 3Com is a multi-billion dollar company offering customers a broad range of ISO 9000 compliant global data networking solutions that include routers, hubs, remote access servers, switches and adapters for Ethernet, Fast Ethernet, Token Ring, fiber distributed data interface (FDDI), Asynchronous Transfer
Mode (ATM) and other high speed networks. Additionally, the Company offers Integrated Services Digital Network (ISDN) adapters and internetworking products for small businesses and home users, and integrated digital remote access systems used by network service providers and telecommunications carriers. 3Com's products are distributed and serviced worldwide through 3Com and its partners: principally systems integrators, value-added resellers (VARs), national resellers and dealers, distributors and original equipment manufacturers (OEMs). Certain products, such as ISDN digital modems, PC Card adapters and the Network Starter Kit, are also sold through electronics catalogs and retailers.

3Com's name is derived from its focus on computer communication compatibility. Since its inception, the Company has been a leader in defining, shaping and promoting the growth of networking infrastructures that transmit data to all parts of the world quickly and efficiently. The Company's commitment to its customers goes beyond point-product excellence to making data networks funda-mentally easier to design, install, maintain and evolve. The Company's objective is to make the network invisible to the individual end-user as well as flexible and unconstrained for the network manager.

During fiscal 1992 and 1993, 3Com focused on changing the direction of the Company to be more global in the industry. The Company rebuilt its product portfolio with the introduction of new adapter, hub and internetworking platforms, expanded the training of its sales force to sell connectivity systems and solutions, and expanded its global presence with new sales offices, service centers, and "parts banks" worldwide. The acquisition of the data networking products business of U.K.-based BICC Group, plc in fiscal 1992 strengthened the Company's position in the structured wiring hub market and expanded the Company's position in Europe. In fiscal 1993, 3Com enhanced its Token Ring technology base with the acquisition of Star-Tek, Inc., a Massachusetts-based Token Ring hub manufacturer. Also in fiscal 1993, to further meet increased demand for its network adapter products and to service the growing European market, 3Com began full-scale operations at its 60,000 square foot manufacturing facility in Blanchardstown, Ireland.

In fiscal 1994, 3Com was the first networking company to introduce a new architecture. This architecture focused on the true customer requirements for scaling network performance and extending network reach. Combined with Transcend(registered trademark) Network Management, which was introduced in September 1993, this architecture, called High Performance Scaleable Networking
(HPSN) demonstrated the Company's ability to deliver complete connectivity systems for the enterprise and beyond, and provided customers with a framework for building and managing scaleable, high-performance networking infra-structures. During fiscal 1994, the Company enhanced its product offerings under HPSN with two strategic acquisitions. First, 3Com acquired Massachusetts-based Synernetics, Inc. (Synernetics), 3Com's long-term development partner and the revenue leader in the LAN switching market at that time. The switching products of Synernetics are marketed under the LANplex(registered trademark) name and include the LANplex 6000 backbone switch and the LANplex 2000 family of departmental switches. Second, 3Com acquired Centrum Communications, Inc. (Centrum) of San Jose, California, an innovator in remote access internetworking technology. Centrum remote access servers for Ethernet and Token Ring networks are marketed under the 3Com AccessBuilder(registered trademark) trademark.

Fiscal 1994 results included a $134.5 million pre-tax charge to operations for the combined effect of purchased in-process technology related to the acquisitions, and a wireless technology licensing agreement. Also during fiscal 1994, the Company expanded its product offerings with new and enhanced adapter, internetworking and stackable hub products, extended its worldwide presence with sales offices in five additional countries, expanded its major accounts salesforce and added new production lines at its manufacturing facilities in both the U.S. and Ireland.

In fiscal 1995, there was accelerated customer migration toward higher performance and geographically dispersed networks. The Company expanded its product line to address this trend with high performance adapters, enhanced remote access products, new LAN and ATM switches and higher density internetworking platforms. In fiscal 1995, 3Com acquired substantially all the assets of Israel-based NiceCom, Ltd., (NiceCom) an innovator in ATM technology, and also acquired a company developing advanced network adapter technology. Fiscal 1995 results included a $60.8 million pre-tax charge to operations for the effect of purchased in-process technology related to the acquisitions.

Also, in fiscal 1995, the Company capitalized on a substantial opportunity to provide connectivity solutions beyond the enterprise market, to the small and home office markets and to the commercial remote access market by completing two additional acquisitions. These acquisitions were the first steps in penetrating the small and home office networking markets, which provide dial-up connectivity to users of on-line information services, value-added networks, and transaction networks.

First, 3Com acquired its ISDN adapter development partner, New Jersey-based AccessWorks Communications Inc., (AccessWorks) in a purchase transaction. AccessWorks develops, manufactures, and markets ISDN transmission products. Second, the Company acquired all of the outstanding stock of Sonix Communications, Ltd., (Sonix) a U.K.-based innovator in ISDN internetworking technology, in a pooling-of-interests transaction valued at approximately $70 million on the date the acquisition was announced. Sonix manufactures and markets a portfolio of network access products specifically designed for data and voice. Sonix's low-cost ISDN bridge/routers provide connectivity among small, dispersed workgroups and simple, high-performance, low-cost connectivity between central sites and remote offices. A market leader in the U.K., Sonix products are marketed throughout Europe and in the U.S. as part of the AccessBuilder family of remote access products.

In fiscal 1996, the Company extended its market presence to network service providers and carriers, and enhanced its enterprise-wide networking solutions through three strategic acquisitions. First, in the first quarter of fiscal 1996, the Company acquired Primary Access Corporation (Primary Access) based in San Diego, California, in a pooling-of-interests transaction valued at approximately $170 million on the date the acquisition was announced. Primary Access pioneered software-defined access to public telephone networks with its digital Aperture(trademark) platform. Sold to interexchange carriers, cellular and local carriers, as well as providers of on-line information services, value added networks (VANs) and transaction networks, the Aperture platform replaces fixed-function hardware devices such as channel banks, modems, ISDN devices and remote access servers in central data processing sites or points of presence (POPs). Customers of Primary Access include CompuServe, AT&T, MCI, Sprint, regional Bell operating companies, more than 15 cellular carriers and leading banks and oil companies.

In the second quarter of fiscal 1996, the Company acquired Chipcom Corporation (Chipcom), a provider of integrated multifunction hub and switching platforms, in a pooling-of-interests transaction valued at approximately $775 million on the date the acquisition was announced. Chipcom's principal product lines, the ONline(trademark) hub and ONcore(registered trademark) multifunction switching platforms, complement 3Com's focused-function switching, hub and routing products and enhance 3Com's enterprise networking solutions. Additionally, IBM resold Chipcom products under its own brand names. The IBM relationship has continued and has been extended to include other 3Com products. The Company further capitalized on its relationship with IBM by forming, together with Bay Networks, the Network Interoperability Alliance. This alliance aligns the architectural strategies of the three companies so customers are assured of interoperability between products, and provides for the pursuit of common networking standards that allow customers to simplify, standardize and enhance the design of interoperable switched networks, and facilitates the migration to interoperable VLANs. During fiscal 1995, Chipcom acquired Artel Communications Corporation (Artel) and DSI ExpressNetworks, Inc. (DSI). Artel designed and developed high-performance communication systems for the inter-networking and video distribution markets. DSI developed and manufactured intelligent hubs and related internetworking products.

In the fourth quarter of fiscal 1996, the Company acquired AXON Networks, Inc.
(AXON), a technological leader in next generation remote network management and monitoring (RMON2) and an OEM partner of embedded network management capabilities for 3Com systems products. The acquisition was accounted for as a purchase at an aggregate purchase price of $65.3 million, which included a pre-tax charge of $52.4 million for purchased in-process technology that had not yet reached technological feasibility. AXON provides client/server products for enterprise traffic management, including network management applications and network probes which enable central management and troubleshooting of remote networks.

In recognition of the changing needs of large enterprise customers and the growing importance of network management in evolving data network infrastructures, the Company expanded and enhanced its architectural framework to embrace three equally important dimensions: scaling network performance, extending network reach, and managing network growth. The framework was named Transcend Networking to reflect the integral role of the Company's network management software, Transcend Network Management, and provides for the migration to virtual local area networks (VLANs), which the Company believes is the next phase of data network evolution.

Under Transcend Networking, the Company introduced a number of new and enhanced products, including new stackable Ethernet, Fast Ethernet and Ethernet-to-ATM switches for connecting workgroups to high-speed backbones, LAN emulation capabilities for its CELLplex(trademark) family of ATM switches, Fast Ethernet and Token Ring capabilities for its LANplex family of backbone and departmental switches, and enhanced security capabilities for its AccessBuilder family of remote access servers. The Company also rebranded its remote access products under the AccessBuilder name and introduced the AccessBuilder 7000 Access Concentrator, the industry's first high-density LAN/WAN switch designed to provide remote access into corporate intranets.
For the small office, 3Com introduced the OfficeConnect(trademark) system of "clippable" network components, the industry's first network system designed specifically for the small office. For desktop and mobile connectivity, the Company began shipping the industry's first LAN+modem PC Card adapter with v.34 (28.8 Kbps) connectivity, and enhanced Token Ring adapters based on 3Com custom application-specific integrated circuits (ASICs). Additionally, 3Com's industry-leading family of EtherLink(registered trademark) adapters were enhanced with DynamicAccess(trademark) capabilities, which allow the adapter to perform sophisticated network management functions and provide superior multimedia support, transforming the network adapter from a passive connectivity device to an active network component.

The Company believes that its principal competitive advantages lie in the depth and breadth of its product lines, its ability to recognize and respond to new trends in data networking, its focus on making all aspects of networking easier for network managers and users, and a strong yet flexible business infrastructure. 3Com has strong brand recognition in Ethernet adapters, which it believes is transferable to other product and technology areas and markets, such as stackable networking systems, LAN switching and remote office and personal office internetworking platforms. Additionally, the Company believes its low-cost manufacturing, worldwide presence, flexible distribution strategy, and comprehensive service and support capabilities allow the Company to take advantage of market trends that are extending the reach, scope and performance of today's data networks.


INDUSTRY SEGMENT INFORMATION

3Com operates in one industry segment as described above.


PRODUCTS

3Com Corporation is committed to making the complexities of networks invisible to end users and to making networks easier to design, install, maintain and evolve. As the cornerstone of this commitment, 3Com has developed Transcend Networking, a unique framework that enables network managers to provide users with more services at their expected response levels, at lower cost, with less risk and with less effort.

Transcend Networking takes a "three-vectored" approach to evolving networks. Each vector consists of a host of innovative architectures, networking technologies, platforms and specific products. The three vectors include:

  o Scaling the Performance of the Network: Switching and desktop connectivity solutions which provide migration to increased LAN bandwidth/capacity by meeting the distinct requirements of the core and boundary of the LAN;

  o Extending the Reach of the Network: Wide area network (WAN) routing and remote access solutions which provide remote workgroups and individual users with connectivity to resources on corporate backbones by meeting the specific requirements of central and remote sites and of mobile and home users;

  o Managing the Growth of the Network: Networking products with embedded, scaleable management features and innovative distributed network monitoring, analysis and management solutions.

Transcend Networking's Principles

3Com designs solutions by first developing platforms (e.g., types of routers, switches, and remote access devices) that meet the distinct requirements of each location in the network, then selecting/developing the networking technologies (e.g., high-speed technologies, management features) to solve location-dependent needs and finally, packaging the solution (e.g., stackable or chassis form factor).

Transcend Networking's driving principles include:

  o Technology and platform neutrality -- no biases toward any network type (e.g., Ethernet, Fast Ethernet, FDDI, ATM) or kind of system (e.g., switch, router, stackable, chassis) in order to offer customers more effective, economical and tailored solutions;

  o Centralizing complexity and distributing simplicity -- installing the more complex systems and network functions required at the network core to take advantage of central processing, support facilities and economies of scale, while distributing the simplest, easiest to maintain and least expensive systems to the network boundary where users are connected to the network;

  o Standards-based, open multi-vendor architecture -- innovative solutions based on industry standards to enable 3Com's systems to interoperate with any other vendor's equipment;

  o Investment protection with incremental evolution -- solutions that allow customers to upgrade their networks to new functionality and higher performance technologies as their needs evolve;

  o Low total cost of ownership -- providing complete enterprise, multiplatform solutions, combined with point-product excellence, which are optimized for total price/performance and efficient, low cost operations management.

Within Transcend Networking, 3Com offers a complete breadth of products and innovative technologies that scale network performance, extend network reach and manage network growth for the enterprise market, as well as solutions for small sites/small businesses, network service providers and individual mobile or home users. 3Com's solutions include network systems products and network adapters, which accounted for 57 percent and 39 percent of fiscal 1996 sales, respectively.

Network Systems Products

LAN and ATM switching platforms: 3Com switches provide cost-effective, high-speed links between multiple network segments, simplifying network design and reducing network latency in client/server networks. Switches can also provide direct links to either the desktop or server, providing dedicated capacity to high-bandwidth users. The development of custom ASICs for switching is central to the Company's switching strategy. Virtually all of 3Com's internally developed switches are based on custom-designed ASICs, which the Company believes will dramatically improve performance and reliability while reducing costs. Switching ASICs developed by 3Com include the Intelligent Switching Engine (ISE) chip for Ethernet-to-FDDI switching, the BRASICA(trade-mark) chip for Ethernet and Fast Ethernet switching, the ZipChip(trademark) for Ethernet-to-ATM switching and the Token Ring Switching Engine for Token Ring switching. 3Com switches are available in either chassis or stackable formats and are optimized to meet the specific need of the network core and its boundaries.

High function switches: High function switches are designed to meet the requirements of the network core (backbone) for high density connectivity, scaleable capacity, reliability and network control, and to meet the migration needs of the customer. In a collapsed backbone environment, high function switches might act as a high-performance, high capacity switch connecting multiple boundary switches or hubs, or both, depending on the network design and bandwidth needs of the different network segments. 3Com's chassis (modular) high function switches include:

  o The CELLplex family of ATM switches for aggressive migration to cell-switched network backbones. CELLplex switches include VLAN capabilities for the creation of logical user groups and broadcast domains, as well as integrated ATM forum LAN emulation for smooth Ethernet-to-ATM communica-tions.

  o The ONcore line of integrated, multifunction switches for highly integrated migration from shared LANs to packet-switched and cell-switched backbones. The ONcore platform supports a full range of LAN technologies, including shared and switched Ethernet, Token Ring, FDDI and ATM, as well as remote access, routing and communication server functions.

  o The LANplex family of LAN switches for migrating backbone router environ-ments to packet-switched LANs. The LANplex family of LAN switches offers high performance Ethernet, Fast Ethernet, FDDI and Token Ring switching for data center and department applications.

Boundary switches: Boundary switches are designed to meet the requirements of the LAN boundary to reduce network latency at the desktop by providing increased bandwidth, and to provide simple, plug-and-play connectivity.
These switches can provide either a direct desktop or server connection, or provide for greater network bandwidth by switching between Ethernet or Fast Ethernet hubs and the network backbone. 3Com boundary switches are available in either chassis or stackable format and provide for Ethernet-to-Ethernet, Ethernet-to-Fast Ethernet, Ethernet-to-FDDI, and Ethernet-to-ATM connectivity. The Company began shipping the LinkSwitch(registered trademark) family of stackable boundary switches as part of the SuperStack(trademark) network system in late fiscal 1995 and early fiscal 1996.

Hubs: Hubs act as concentrators of network traffic generated from the desktop and define specific network segments, relaying the traffic either within the workgroup or onto the network backbone. Unlike switches, each desktop connected through a hub shares the total available bandwidth of the hub with other users. Their relatively low cost per port, manageability and ease-of-use, make hubs a popular choice for workgroup connectivity. Multiple hubs are frequently connected to a switch, which acts as a "hub of a hub," to segment the network and improve overall performance.

The Company designs, manufactures and markets a full range of Ethernet, Fast Ethernet, Token Ring and FDDI hubs in either stackable or chassis-based configurations. 3Com's stackable hubs, including the LinkBuilder(registered trademark) FMS for Ethernet, Fast Ethernet and Token Ring networks, provide users with a highly reliable, cost-effective solution for networking workgroups in both the central site and remote office. 3Com's SuperStack II stackable network solutions offer customers significant capabilities such as routing, remote access, and network management. 3Com's chassis hubs, LinkBuilder MSH and ONline, offer higher density and sophisticated network management capabilities, making them ideal for growing departments and mid-size workgroups.

Enterprise internetworking platforms: Internetworking devices link multiproto-col LANs within the building/campus environment and provide WAN connectivity to link multiple remote locations and provide access to the Internet and other remote network resources. 3Com offers a variety of internetworking solutions that extend the reach of the network, each tailored to the specific needs of the application.

Backbone and remote office routers. For central sites needing high-performance bridge/routing and a choice of Ethernet, Fast Ethernet, Token Ring, FDDI, ATM and WAN connectivity, 3Com offers the high-density, multiprotocol NETBuilder II(registered trademark) bridge/router. Available in a range of compatible chassis with the ability to add additional processing power over time, the NETBuilder II offers a high degree of scaleability to handle evolving LAN and WAN integration requirements. The NETBuilder II also provides the central site connection for NETBuilder(registered trademark) Remote Office routers running Boundary Routing(registered trademark) software.

NETBuilder Remote Office routers, designed for the remote or branch office, support Ethernet and Token Ring LANs, analog and ISDN lines, and System Network Architecture (SNA) applications over 3Com's Boundary Routing system architec-ture. Available in either standalone configurations or as part of the Super-Stack network system, NETBuilder Remote Office routers simplify remote office connectivity and offer extensive upgradability and flexibility as remote office routing needs evolve.

Remote network access servers. Remote access servers provide central site connectivity for mobile workers and telecommuters accessing Ethernet or Token Ring networks from remote locations over public telephone lines. Available in densities ranging from 4 to 16 ports, the AccessBuilder 2000 and AccessBuilder 4000 servers are suitable for small to mid-size corporate intranets. To complete the connection at the remote site, 3Com offers the 3ComImpact (trademark) ISDN digital modem.

Remote access concentrators: For network service providers with large dial-up networks and for enterprises building large-scale corporate intranets, 3Com offers the AccessBuilder 8000 and AccessBuilder 5000 network access concentrators. The AccessBuilder 8000 server (formerly Aperture II) is a high-density, software-defined platform capable of delivering network access to large numbers of concurrent users over both digital (ISDN) and analog lines. It has been installed by the world's leading online service companies, such as AT&T, CompuServe, Sprint and Microsoft Network. The AccessBuilder 5000 server, introduced in March 1996, is an integrated LAN/WAN switch designed to provide network access into large-scale corporate intranets. Built around the ONcore chassis, the AccessBuilder 5000 server supports Ethernet and Token Ring LANs as well as up to 256 remote user ports.

Small Office systems: In February 1996, 3Com introduced the OfficeConnect network system, a full range of hubs, servers and remote connectivity devices for the small office. The industry's first complete networking system designed from the outset to meet the needs of small remote sites and small businesses, the OfficeConnect system offers a unique "clippable" design, silent operation and a very small footprint. Leveraging its technological strengths in the enterprise market, 3Com provides the hub and Internet-optimized WAN access devices of the OfficeConnect system and partners with third parties for additional components such as fax, print and CD-ROM servers.

Network management: In September 1993, 3Com introduced Transcend Network Management, a family of network management applications that represents a significant advance in simplified and logical management of LANs and WANs. Using Transcend applications on the network management platform of their choice, network administrators are able to create logical groups of hubs, routers, servers and desktop devices, regardless of physical location, to obtain correlated management information and control. To simplify network administration, Transcend products also leverage administrative resources by consolidating repetitive tasks, such as downloading router software, into a single command.

In March 1996, when 3Com acquired AXON, a leader in the remote monitoring of network traffic, the Company formed a separate network management division chartered with coordinating development of enterprise-wide network management applications, policies and systems.

Network Adapters

Network adapters, also known as network interface cards (NICs), are add-in printed circuit boards that allow network servers, personal computers, laptop computers and workstations to connect to the LAN. According to International Data Corporation (IDC), a leading market research firm, 3Com is the leading provider of Desktop Ethernet adapters with a 40 percent market share. According to Dataquest, 3Com also leads the market in Ethernet LAN PC Card (formerly PCMCIA) adapters with a 29 percent market share.

In fiscal 1993, 3Com began shipping its family of EtherLink(registered trademark) III adapters with Parallel Tasking(registered trademark) technology, based on a 3Com-designed custom ASIC. Parallel Tasking is an innovative architecture that speeds data transfers by allowing separate tasks to be performed in parallel, resulting in higher overall adapter efficiency and performance than would otherwise be possible. The Company has applied for and received patents on certain aspects of this technology. In fiscal 1994, 3Com introduced Ethernet PC Card adapters for laptop and other portable computers, further extending the EtherLink III family. 3Com's EtherLink III adapters include 16-bit ISA, 32-bit EISA, MicroChannel and Combo adapters as well as the PC Card adapter. All are designed around 3Com's custom ASIC, which results in products that the Company believes are inherently more reliable, easier to install and configure, and less expensive to manufacture.

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

In fiscal 1996, 3Com began developing further advancements to its NIC technology to meet the evolving needs of today's networks. Shortly after the close of the fiscal year, the Company introduced EtherLink XL Ethernet and Fast Ethernet NICs with DynamicAccess technology, which incorporates new features that facilitate the migration to virtual networking and collaborative computing. DynamicAccess allows the adapter to perform sophisticated network management and configuration functions at the desktop and provides for superior multimedia support and transforms the NIC from a passive connectivity device into an active network component.

In addition to Ethernet and Fast Ethernet adapters, 3Com offers Token Ring,
FDDI and ATM adapters. Based on 3Com custom ASICs, the TokenLink(registered trademark) II family of ISA, EISA and MicroChannel adapters are designed to work seamlessly with IBM drivers and applications while offering enhanced performance, installation and network management features. 3Com's FDDILink (trademark) family of adapters connect devices to the network via copper wiring and fiber at 100 Mbps. When combined with 3Com's FDDI Concentrator (hub), FDDILink adapters offer workstation and high-end PC users a cost-effective solution for high-bandwidth applications. 3Com's ATMLink(trademark) adapters support ATM forum LAN emulation, allowing users to scale performance incremen-tally, and are part of the Company's end-to-end ATM solution.

Other products

Other products accounted for four percent of fiscal 1996 sales and included communication servers, which provide terminal-to-host connectivity for terminals and workstations over the network, protocol software and worldwide service and support programs.


PRODUCT DEVELOPMENT

The Company's product development efforts are focused exclusively on its strategic product lines: network systems products and network adapters. The Company's ownership of core networking technologies creates opportunities to leverage its engineering investments and develop more integrated products for simpler, more innovative networking solutions for customers. The Company plans to invest in emerging technologies for use in existing and future products, as well as to improve and enhance existing products to extend their lifecycles, reduce manufacturing costs and increase functionality. In addition to the development of custom ASICs to improve performance, increase reliability and reduce costs, the Company is investing in the following areas: network management, Fast Ethernet (100 Mbps Ethernet), ATM and other high speed networking technologies, wireless LAN communications, VLAN capabilities, ISDN and other remote access technologies, enhanced connectivity in IBM environments, and remote access for single and mobile users (including data-over-cable and Asymmetric Digital Subscriber Line or ADSL technologies).

The industry in which 3Com competes is subject to rapid technological developments, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. As a result, the Company's success in part depends upon its ability, on a cost-effective and timely basis, to continue to enhance its existing products and to develop and introduce new products that take advantage of technological advances. The Company will continue to make strategic acquisitions where appropriate. There can be no assurance that 3Com will be able to successfully develop new products to address new industry transmission standards and technological changes or to respond to new product announcements by others or that such products will achieve market acceptance.


MARKETS AND CUSTOMERS

3Com's customers are represented among the world's leading industries, including finance, health care, manufacturing, government, education, and service organizations. In fiscal 1994, the Company began targeting specific vertical markets, including health care, education, finance and government, and has recently started expanding its major accounts sales force. With the acquisi-tion of Primary Access, 3Com gained important presence within the network service provider markets.

Around the world, 3Com serves its customers through a variety of sales channels including direct and indirect channels. Indirect channels include systems integrators, VARs, distributors, national dealers and resellers, and OEMs.
The Company's multi-channel sales strategy encourages broad market coverage by allowing 3Com sales personnel to create demand for the Company's products while giving customers the flexibility to choose the most appropriate delivery channels. In fiscal 1995, the Company began building an end-user sales force to target large enterprise accounts and established a separate sales force to market to telephone carriers and network service providers. 3Com has also maintained and expanded Chipcom's relationships with large, single-tier network integrators.

International Operations: 3Com distinguishes itself from many of its competitors with its dedicated research and development, manufacturing, sales and service organizations outside the United States. The Company maintains sales offices in 32 countries, with new offices opened in fiscal 1996 in Eastern Europe, Latin America and the Asia Pacific region. The Company primarily markets its products internationally through subsidiaries, sales offices and relationships with local distributors in Europe, Canada, Asia Pacific and Latin America (see Note 16 of the Notes to Consolidated Financial Statements relating to geographic area information).

Customer Service: Since global data networking infrastructures are becoming increasingly complex, customers require vendors to help them manage and support their networks as well as design and build them. Additionally, as customers' networking purchases transition from point-product to connectivity systems, a more solutions-oriented approach to service and support is required. The Company recognized these trends early and has invested in a comprehensive world-wide service and support organization capable of providing virtually around-the-clock customer support regardless of geographic location. In fiscal 1996, the Company expanded its worldwide service and support capabilities to offer true 7 day/24 hour support to its customers by doubling the post-sale dedicated customer service engineers in North America, opening additional support centers and providing toll-free support service in Latin America, Europe and the Asia Pacific, as well as adding interactive Internet-based customer support options.

Worldwide logistics include support and repair centers in the United States, dedicated service organizations in Europe and Asia Pacific regions, "parts banks" at more than 25 locations, and electronic bulletin boards throughout the world. In addition to on-site training, the Company also provides computer-based courses that allow customers to learn networking technologies at their own pace in their own environments.


BACKLOG

3Com manufactures its products based upon its forecast of the demand of its customers worldwide and maintains inventories of finished products in advance of receiving firm orders from its customers. Orders are generally placed by the customer on an as-needed basis and products are usually shipped within one to four weeks after receipt of an order. Such orders generally may be canceled or rescheduled by the customer without significant penalty. Accordingly, the Company does not maintain a substantial backlog, and backlog as of any particular date may not be indicative of 3Com's actual sales in any succeeding period.


MANUFACTURING AND SUPPLIERS

3Com's primary production activities are conducted at its Santa Clara, California and Blanchardstown, Ireland facilities. Purchasing, mechanical assembly, burn-in, testing, final assembly, and quality assurance functions are performed at both of these facilities. The Company also procures certain products and subassemblies through subcontractors. Over the past several years, the Company has been investing in automating its manufacturing capabilities, decreasing the costs and increasing the quality of both manufacturing design and production. To meet increased demand for its global data networking products, the Company added new automated production lines in both its California and Ireland plants. In fiscal 1996, construction was completed on a new 225,000 square feet manufacturing facility at its head-quarters in Santa Clara, and the Ireland facility was expanded to 120,000 square feet. The new Santa Clara facility, which produces the EtherLink and TokenLink families of network adapters and the SuperStack network system components, tripled the existing manufacturing square footage in Santa Clara.

The Company is committed to being an environmentally conscious manufacturer, and pioneered implementation of a chlorofluorocarbon (CFC)-free semi-aqueous cleaning process at its California plant with DuPont and Corpane Corporations. The same process is used at the Ireland facility, and 3Com met its goal of being CFC-free by the end of calendar year 1993.

Components purchased by the Company are generally available from multiple suppliers. However, certain components may be available from sole sources.
The inability of 3Com to obtain certain components could require the Company to redesign or delay shipments of several of its data networking products.
The Company has sought to establish close relationships with sole-source suppliers and/or to build up inventory of such components; however, there can be no assurance that production would not be interrupted due to the unavailability of components. The Company believes that its inventory levels of these components, combined with finished components held by 3Com's suppliers, are adequate for its currently forecasted needs.

COMPETITION

Data networking is an emerging field within the information systems industry encompassing both on-premises (e.g., desktop connectivity devices, internet-working platforms, data network switching, and wiring hubs) and off-premises (e.g., wide-area networking) technologies. The Company participates primarily in designing, manufacturing and marketing on-premises equipment, and is expanding its presence in the off-premises POP market. 3Com's competitors typically compete in one or more segments of the on-premises sector of the data networking market. These companies are using their resources and technical expertise to improve and expand their product lines in an effort to gain market share. Several competitors are extending their product offerings beyond a single market segment and are pursuing strategies more closely resembling 3Com's global data networking strategy. The industry recently has witnessed a wave of merger, acquisition and strategic partnering activity as many of these companies seek to provide broader networking solutions.

Network Systems Products: Competition in the network systems business, formerly characterized by niche-based competitors focused on a single industry segment, is shifting toward more broad-based suppliers offering multiple product lines. This has been achieved through mergers and acquisitions, through joint marketing agreements, and through internally developed products. This industry consolidation, and the convergence of hub, switching and routing technologies on single platforms, will likely continue, intensifying competition among a small group of companies with broad product offerings. Principal competitors in the network systems products market include Bay Networks, Cabletron and Cisco Systems. Additionally, shifting market trends that place a greater importance on switching and remote access have allowed small niche-product companies such as Shiva and Xylan to grow their revenues and gain additional market share.

Until very recently, the market for remote access concentrators, primarily POP connectivity equipment, has been characterized by a large number of vendors with many complementary hardware products. A traditional POP maintained by a network service provider might include modems, channel banks, and packet assembler/disassemblers (PADs) from a number of different suppliers. Integrated remote access concentrators, such as 3Com's AccessBuilder 8000 server, replace these multiple, single function hardware products with a single software-defined platform capable of handling both digital and analog signals. 3Com, through its Primary Access subsidiary, competes against various manufacturers of the products mentioned above, as well as Ascend Communications, Cisco
Systems and U.S. Robotics who manufacture integrated remote access concentrators that compete directly with the AccessBuilder 8000 server.

The market for ISDN digital modems is characterized by many small companies in both the U.S. and Europe, and by a few well established electronics and modem manufacturers, such as Ascend Communications, Motorola, and U.S. Robotics. Additionally, Bay Networks and Cisco Systems have both acquired companies capable of manufacturing ISDN connectivity devices. The market for ISDN is currently very small, however, more companies may combine to achieve greater market presence in the ISDN segment, and give rise to ISDN's increased availability to individual users and small businesses.

Network Adapters: The market for network adapters is highly competitive, with companies offering products that support a range of Ethernet, Fast Ethernet, Token Ring and FDDI media. Principal competitors in the traditional adapter market include Intel Corporation, IBM Corporation, Madge N.V., Olicom A/S, Standard Microsystems Corporation and Xircom. The Company believes it competes favorably in the data networking market by providing customers with a full breadth of products based on leading technologies which, when combined under the Transcend Networking framework, address central site and remote connectivity needs for enterprise customers, and offer innovative solutions for small offices, network service providers and individual users. Additionally, 3Com believes that its products enjoy a reputation for both high quality and reliability.


PATENTS, LICENSES AND RELATED MATTERS

The Company relies on U.S. and foreign patents, copyrights, trademarks and trade secrets to establish and maintain proprietary rights in its technology and products. 3Com has an active program to file applications for and obtain patents in the United States and in selected foreign countries where a potential market for the Company's products exists. The Company's general policy has been to seek patent protection for those inventions and improvements likely to be incorporated in its products or otherwise expected to be of value. The Company has been issued 51 utility patents and four design patents in the U.S., and has been issued four foreign patents. Numerous other patent applications are currently pending which relate to the Company's research and development.

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

The Company has registered 51 trademarks in the United States and has registered 20 trademarks in one or more of 43 foreign countries. Numerous applications for registration of domestic and foreign trademarks are currently pending.

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


EMPLOYEES

As of May 31, 1996, 3Com had 5,190 full-time employees, of whom 1,227 were employed in engineering, 1,937 in sales, marketing and customer service, 1,309 in manufacturing, and 717 in finance and administration. None of 3Com's employees is represented by a labor organization and the Company considers its employee relations to be excellent.


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

During the first quarter of fiscal 1995, the Company signed a five-year lease for 225,000 square feet (Phase I) of additional office and manufacturing space to be built on land adjacent to its existing headquarters in Santa Clara. The Company commenced occupancy of the facility in the first quarter of fiscal 1996, and payments on the lease started in the second quarter of fiscal 1996. The Company amended the lease agreement on February 1, 1996 to add 150,000 square feet of office and manufacturing space and a parking garage (Phase II) to be built on adjacent land. The amended lease expires in five years and provides the Company with an option to purchase both Phase I and II properties or arrange for the sale of the properties to a third party with a guaranteed residual value of up to $57.8 million to the seller of the property. The Company anticipates that it will commence occupancy of, and begin lease payments on, the significant portion of the Phase II property in the fourth quarter of fiscal 1997.

During the fourth quarter of fiscal 1996, the Company purchased a three building, 120,000 square foot complex across from its Santa Clara headquarters site. 3Com previously leased approximately 50,000 square feet of this complex for its Customer Services Operations.

3Com leases approximately 50,000 square feet of office space across from its Santa Clara headquarters site for its Personal Office Division and Western Region Sales office. The facility was occupied in April 1996 and the lease expires in August 1997. 3Com has two options to renew for 24 months and 36 months.

The Company's primary distribution facility consists of 113,000 square feet of warehouse and distribution space in Santa Clara. The space was occupied in November 1995 and the lease expires in December 2000. 3Com has an option to renew for an additional three year period.

As a result of its acquisition of Chipcom, Inc., 3Com leases 163,000 square feet of office, manufacturing and distribution space for its Integrated Systems Division (formerly Chipcom) in Southborough, Massachusetts. The lease covers two locations, and expires in July 1998 and January 1999, respectively. 3Com also leases a former Chipcom facility consisting of 100,000 square feet of office space in Marlborough, Massachusetts. The lease expires in December
1999.

3Com exercised its option to purchase 72 acres including a 150,000 square foot office and manufacturing facility in Boxborough, Massachusetts in November 1996. This facility was previously a leased facility which housed 3Com's Switching and Star-Tek Divisions.

3Com leases several facilities in England including a 47,000 foot manufacturing and research and development facility in Hemel-Hempstead, Hertfordshire. The lease expires in December 1996. In May 1996, 3Com purchased a 10.5 acre site including a 100,000 square foot facility for the consolidation and expansion of the existing operations in Hemel-Hempstead.

The Company also leases 30,000 square feet of office space in Bourne End, Buckinghamshire. The lease expires in December 1999. 3Com's European headquarters consists of 17,000 square feet of office space in Marlow-on-Thames, Buckinghamshire. The lease expires in December 2013. In August 1995, 3Com established an 8,000 square foot European Technical Escalation Center for its European Customer Service Operations in Utrecht, Holland.

In July 1992, 3Com Ireland, a wholly-owned subsidiary of 3Com, completed, occupied and began operations in its Blanchardstown, Ireland manufacturing facility. In January 1996 the facility was expanded to 120,000 square feet. The facility, including approximately 9.5 acres of land, is owned by 3Com Ireland which also has an option to purchase an additional 3.5 acres of land adjacent to the facility.

3Com also leases 20,000 square feet of office space in Herziliya, Israel, which expires in June 1997. The Company has the option to expand the office space to 65,000 square feet and renew the lease for a period of five years, and anticipates that it will commence occupancy of, and begin lease payments on the expanded lease in June 1997.

3Com also leases various sales and service offices throughout the United States, Canada, Europe, Australia, Latin America, and Asia. All of 3Com's facilities are well maintained and are adequate to conduct 3Com's current business.


ITEM 3.  Legal Proceedings

On October 13, 1995, the Company acquired Chipcom, which had already been named as a defendant in the litigation described below. On May 30, 1995, a complaint was filed in the United States District Court for the District of Massachusetts entitled Lucille Nappo, Marc Linsky, Constandine Machakos, and Mary Machakos v. Chipcom Corp., John Robert Held, Robert Peter Badavas, Bruce L. Cohen, Menachem
E. Abraham, and Jerald G. Fishman. The named plaintiffs purport to represent the class of persons who purchased Chipcom's common stock during the period from and including February 8, 1995 through and including May 26, 1995. The complaint alleged violations by the defendants of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and sought unspecified damages. On June 7, 1995, a complaint alleging very similar claims was filed against the same defendants in the same Court by Anthony Mallozzi. A third similar complaint was filed against the same defendants in the same Court on June 8, 1995, by Daniel List. A fourth similar complaint was filed in the same Court on June 16, 1995, entitled Sean J. Carney and Nicholas Giannantonio v. Chipcom Corp., John Held, and Robert Badavas. A fifth similar complaint was filed in the same Court on June 16, 1995, entitled Manuel C. DeSousa and Barbara J. DeSousa v. Chipcom Corp., John Held, and Robert Badavas. The cases were consolidated for pretrial purposes pursuant to an order entered by the Court on June 15, 1995. The consolidated action is entitled In re: Chipcom Securities Litigation, Civil Action No. 95-111114DPW. A Consolidated Complaint was filed on September 13, 1995, and an Amended Consolidated Complaint was filed on November 30, 1995.

The defendants' motion to dismiss the Amended Consolidated Complaint was granted without leave to amend on May 1, 1996. The dismissal covers all five cases.
The plaintiffs have appealed the order granting the dismissal.


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

    Name                      Age     Position
    ----                      ---     --------

    Eric A. Benhamou          40      Chairman, President and Chief
                            				      Executive Officer
    Debra J. Engel            44      Vice President, Corporate Services

    Robert J. Finocchio, Jr.  45      Executive Vice President and General
				                                  Manager, Network Systems Operations
    John H. Hart              50      Vice President and Chief
                            				      Technical Officer
    Richard W. Joyce          40      Vice President, New Business
                            				      Operations
    Alan J. Kessler           39      Vice President, Customer Service
                            				      Operations
    William G. Marr           49      Executive Vice President, Worldwide
                            				      Sales
    Christopher B. Paisley    43      Vice President, Finance and Chief
                            				      Financial Officer
    Janice M. Roberts         40      Vice President, Marketing

    Douglas C. Spreng         52      Executive Vice President and General
                            				      Manager, Personal Connectivity Operations
    Thomas L. Thomas          47      Vice President and Chief Information
                            				      Officer, Global Information Systems

Eric A. Benhamou has been the Company's President and Chief Executive Officer since April 1990 and September 1990, respectively. Mr. Benhamou became Chairman of the Board of Directors of the Company in July 1994. Mr. Benhamou served as the Company's Chief Operating Officer from April 1990 through September 1990. From October 1987 through April 1990, Mr. Benhamou held various general manage-ment positions within the Company. Prior to that, Mr. Benhamou was one of the founders of Bridge Communications, Inc., in September 1981, and held various executive positions in that company in the fields of engineering and product development, most recently as Vice President of Engineering, until that company combined with 3Com in September 1987. Mr. Benhamou also serves as a director of Cypress Semiconductor, Inc., Legato Systems, Inc. and Smart Valley, Inc.

Debra J. Engel has been Vice President, Corporate Services since March 1990. From the time Ms. Engel joined the Company in November 1983 until March 1990, she was Vice President, Human Resources. Prior to that, she was with Hewlett-Packard Company for seven years, most recently as Corporate Staffing Manager at Hewlett-Packard's Corporate Headquarters. Ms. Engel also serves as a director of Aspect Telecommunications.

Robert J. Finocchio, Jr. has been Executive Vice President, Network Systems Operations since June 1993. From January 1990 through May 1993, Mr. Finocchio served as Executive Vice President, Field Operations. Mr. Finocchio joined the Company in December 1988 as Vice President of Sales, Marketing and Services, a position he held through January 1990. Prior to joining the Company, Mr. Finocchio was with Rolm, Inc. for nine years, where he held various executive positions in sales and service. Most recently he was Vice President of Rolm Systems Marketing. Mr. Finocchio also serves as a director of Latitude Communications and Sync Research.

John H. Hart has been Vice President and Chief Technical Officer since joining the Company in September 1990. Prior to joining the Company, Mr. Hart worked for Vitalink Communications Corporation for seven years, where he held various executive positions in product engineering and development. Mr. Hart's final position with Vitalink was Vice President of Network Products.

Richard W. Joyce became Vice President, New Business Operations in June 1995. From June 1993 to June 1995, Mr. Joyce served as Vice President, Sales Europe and Asia Pacific Rim (APR). From January 1990 to June 1995, Mr. Joyce served as President, 3Com Europe Limited. Mr. Joyce joined the Company in November 1987 as Sales Manager of 3Com (UK) Limited, a position he held until September 1988. From September 1988 until January 1990, Mr. Joyce served as Managing Director of 3Com (UK) Limited. Most recently prior to joining the Company, Mr. Joyce held the position of Managing Director Europe for State Street
Trade Development Corporation from 1985 to 1987.

Alan J. Kessler became Vice President, Customer Service Operations in June 1995. From June 1993 through June 1995, Mr. Kessler served as Vice President, Systems Sales-North America. From May 1991 through May 1993, Mr. Kessler served as Vice President and General Manager, Network Systems Division. From April 1990 until May 1991, Mr. Kessler served as Vice President and General Manager, Distributed Systems Division. Previously, he served as Product Marketing Manager of the Distributed Systems Division from November 1988 through April 1990 and as Product Line Manager from October 1985 through November 1988.

William G. Marr joined the Company as Executive Vice President, Worldwide Sales in June 1995. Prior to joining the Company, Mr. Marr was with Sun Microsystems, Inc. for ten years, most recently as Vice President, North American and Australian Field Operations.

Christopher B. Paisley has served as the Company's Vice President, Finance and Chief Financial Officer since September 1985. Prior to joining the Company,
Mr. Paisley was Vice President, Finance of Ridge Computers from May 1982 to September 1985. Previously, Mr. Paisley was employed by Hewlett-Packard Company for five years in a variety of accounting and finance positions. Mr. Paisley also serves as a director of Applied Digital Access, Inc.

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

Douglas C. Spreng was promoted to Executive Vice President, Personal Connectivity Operations in July 1995. He joined the Company as Vice
President and General Manger of the Network Adapter Division in March 1992. Prior to joining the Company, Mr. Spreng was President and Chief Operations Officer of Domestic Automation Company, a private communications system start-up company based in San Carlos, California. Previously, Mr. Spreng spent 23 years with Hewlett-Packard Company (HP) in a variety of key marketing, manufacturing and general management positions, including General Manager of HP's Commercial Systems Group. Most recently he served as General Manager of HP's Manufacturing Applications Group. Mr. Spreng also serves as a director of Contango and Com21.

Thomas L. Thomas has been Vice President and Chief Information Officer, Global Information Systems since September 1995. Prior to joining the Company,
Mr. Thomas had been Vice President and Chief Information Officer of Dell Computer Corporation from 1993 to 1995. Prior to that, Mr. Thomas served as Vice President of Management Information Systems at Kraft General Foods from 1987 to 1993, and at Sara Lee Corporation from 1981 to 1987.


				  PART II

ITEM 5.  Market for Registrant's Common Stock and Related Stockholder Matters

    Fiscal 1996     High     Low        Fiscal 1995     High      Low
    -----------     ----     ---        -----------     ----      ---

    First Quarter   $40 7/8  $30 7/16   First Quarter   $17 9/32  $10 1/16
    Second Quarter   53 5/8   38 3/8    Second Quarter   23        15 3/4
    Third Quarter    51 7/8   35 1/2    Third Quarter    26 5/8    20 1/16
    Fourth Quarter   52       36 1/8    Fourth Quarter   34 5/8    25 11/16

3Com Corporation common stock has been traded in the over-the-counter market under the symbol COMS since the Company's initial public offering on March 21, 1984. The preceding table sets forth the high and low sales prices as reported on the Nasdaq National Market during the last two years (adjusted to reflect a 2-for-1 stock split on August 25, 1995). As of May 31, 1996, the Company had approximately 2,997 shareholders of record. 3Com has not paid and does not anticipate it will pay cash dividends on its common stock.


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

                                					     Years ended May 31,
(Dollars in thousands, except
per share and employee data) 1996        1995        1994      1993      1992
- ------------------------------------------------------------------------------
Sales                   $2,327,101  $1,593,469  $1,011,533  $723,231  $482,416
Net income (loss)          177,854     144,559     (11,870)   45,047     7,983
Net income (loss)
  per share:
    Primary                   1.01        0.85       (0.08)     0.31      0.06
    Fully diluted             1.00        0.84       (0.08)     0.30      0.05
- ------------------------------------------------------------------------------
Total assets            $1,525,117  $1,074,810  $  614,688  $458,869  $361,248
Working capital            825,190     570,691     307,017   244,767   187,278
Long-term obligations      115,492     116,221       4,642     4,833    13,220
Retained earnings          379,358     200,030      73,686    98,699    60,405
Shareholders' equity       978,805     633,724     414,122   323,307   247,100

Number of employees          5,190       4,048       3,019     2,514     2,370
- ------------------------------------------------------------------------------

Net income for fiscal 1996 included a charge of approximately $69.0 million ($.28 per share) for merger-related costs, a charge of approximately $52.4 million ($.29 per share) for purchased in-process technology, and a charge of approximately $1.0 million (approximately $.01 per share) for a litigation settlement. Net income for fiscal 1995 included a charge of approximately
$68.7 million ($.25 per share) for purchased in-process technology, a charge of approximately $11.2 million ($.06 per share) for merger-related costs and a credit of $1.1 million ($.01 per share) for a reduction in accrued restructuring costs. Net loss for fiscal 1994 included a charge of approximately $134.5 million ($.82 per share) for purchased in-process technology, a gain of $17.7 million ($.07 per share) on the sale of an investment and a tax benefit of $1.2 million ($.01 per share) resulting from tax law changes. Net income for fiscal 1993 included a charge of approximately $1.3 million ($.01 per share) for non-recurring items. Net income for fiscal 1992 included a charge of approximately $10.4 million ($.07 per share) for purchased in-process tech-nology. See Notes 3 and 13 to the Consolidated Financial Statements for additional information on the above transactions. Excluding the non-recurring items noted above, pro forma net income and net income per share on a fully diluted basis would have been as follows:

                                         					Years ended May 31,
(Dollars in thousands,
except per share data)           1996      1995      1994      1993    1992
- -----------------------------------------------------------------------------
Pro forma net income           $280,033  $195,545  $103,713  $46,255  $17,083
Pro forma net income
  per share                    $   1.58  $   1.14  $   0.66  $  0.31  $  0.12


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.


ACQUISITIONS

During the fiscal year ended May 31, 1996, 3Com Corporation (the Company) enhanced its enterprise-wide networking solutions with two acquisitions. On March 12, 1996, the Company acquired AXON Networks, Inc. (AXON), a technological leader in remote network management and monitoring of data network traffic.
The purchase price consisted of cash, net of cash acquired, of approximately $60.2 million, which was paid using funds from the Company's working capital, and assumption of stock options with a fair value of approximately $3.7 million. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the date of acquisition. The aggregate purchase price of $65.3 million, including $1.4 million of costs directly attributable to the completion of the acquisition, has been allocated to the assets acquired and the liabilities assumed. Approximately $52.4 million of the total purchase price represented the value of in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to the Company's operations in the fourth quarter of fiscal 1996. The Company's consolidated results of operations for the fiscal year ended May 31, 1996 include the operating results of AXON from the date of acquisition.

On October 13, 1995, the Company acquired Chipcom Corporation (Chipcom), a provider of computer networking multifunction platforms, including hubs, switching and network management products. The Company issued approximately
18.3 million shares of 3Com common stock in exchange for all the outstanding common stock of Chipcom. The Company also assumed and exchanged all options to purchase Chipcom common stock for options to purchase approximately 2.4 million shares of the Company's common stock. The acquisition was accounted for as a pooling-of-interests, and all financial data of the Company prior to the acquisition has been restated to include the historical information of Chipcom. No significant adjustments were required to conform the accounting policies of the Company and Chipcom. In connection with the acquisition of Chipcom, acquisition-related costs of $69.0 million were charged to operations in the second quarter of fiscal 1996. These charges consisted primarily of expenses for the elimination of duplicate and discontinued products and facilities, related severance costs and direct transaction costs (see Note 13 of Notes to Consolidated Financial Statements).

On June 9, 1995, 3Com extended its market presence to network service providers and carriers with the acquisition of Primary Access Corporation (Primary Access), a provider of integrated network access systems. The Company issued approximately 4.6 million shares of 3Com common stock for all of the outstand-ing stock of Primary Access, and assumed and exchanged all options and warrants to purchase Primary Access stock for options and warrants to purchase approximately 1.0 million shares of the Company's common stock. The acquisition was accounted for as a pooling-of-interests, and all financial data of the Company prior to the acquisition has been restated to include the historical information of Primary Access. No significant adjustments were required to conform the accounting policies of the Company and Primary Access.

In fiscal 1995, the Company acquired Sonix Communications, Ltd. (Sonix), a provider of ISDN connectivity solutions in the United Kingdom, and Chipcom acquired Artel Communications Corporation (Artel), a provider of high performance communication systems for the internetworking and video distribution markets. The Company issued an aggregate of approximately 3.6 million shares of common stock in exchange for all the outstanding stock of the acquired companies. Both acquisitions were accounted for as poolings-of-interests.
Also in fiscal 1995, the Company acquired NiceCom, Ltd. (NiceCom), an innovator of ATM technology, and Chipcom acquired DSI ExpressNetworks, Inc.
(DSI), a developer of intelligent hubs and internetworking products. Both acquisitions were accounted for as purchases. Fiscal 1995 results included a $68.7 million pre-tax charge to operations for the effect of purchased in-process technology related to fiscal 1995 purchase transactions.

In fiscal 1994, the Company acquired Synernetics, Inc. (Synernetics), a market leader in LAN switching products, and Centrum Communications, Inc. (Centrum), an innovator of remote access products. Both acquisitions were accounted for as purchases. The Company also entered into a technology licensing agreement with Pacific Monolithics, Inc., a developer of wireless communications (see
Note 12 of Notes to Consolidated Financial Statements). Fiscal 1994 results included a $134.5 million pretax charge to operations for the combined effect of purchased in-process technology related to the acquisitions and the license agreement.

See Notes 3 and 13 of Notes to Consolidated Financial Statements for additional information on the above business combinations.


RESULTS OF OPERATIONS

Fiscal 1996 sales increased 46 percent to $2.3 billion from $1.6 billion in fiscal 1995. This compares to a 58 percent increase in sales in fiscal 1995 from fiscal 1994 sales of $1.0 billion. The Company believes that the increase in fiscal 1996 and 1995 sales is due to several factors, including continued strength in the data networking market as customers migrate to new technologies such as LAN switching and Fast Ethernet, increases in worldwide personal computer sales, rapid growth in sales outside the U.S., and the continuous expansion of 3Com's product offerings and its ability to deliver complete data networking solutions for different connectivity environments.

Sales of network systems products (i.e., internetworking platforms, remote access servers, hubs and switching products) in fiscal 1996 represented 57 percent of total sales and increased 55 percent from fiscal 1995. This followed a 73 percent increase in systems sales in fiscal 1995 from fiscal 1994. Sales of systems products in fiscal years 1995 and 1994 represented 53 percent and 49 percent of total sales, respectively. The increase in fiscal 1996 network systems product sales was led primarily by the LinkBuilder FMS II stackable hub, the LANplex and LinkSwitch families of switching products, the Access-Builder 8000 integrated network access system and the ONcore intelligent switching system. The increase in network systems products was partially offset by declines in sales of certain product lines acquired from Chipcom.
The increase in fiscal 1995 network systems product sales was led primarily by the aforementioned LinkBuilder FMS II stackable hub and the LANplex family of switching products as well as the NETBuilder Remote Office internetworking system and Chipcom's ONline family of intelligent switching systems.

Sales of network adapters in fiscal 1996 represented 39 percent of total sales and increased 35 percent from fiscal 1995. This followed a 45 percent sales increase in network adapters in fiscal 1995 from fiscal 1994. Sales of network adapters in fiscal years 1995 and 1994 represented 43 percent and 46 percent of total sales, respectively. The increase in fiscal 1996 network adapter sales represented a significant increase in unit volume, primarily the result of increased sales of the EtherLink III network adapter and the EtherLink PC
Card adapter and the introduction of the Fast EtherLink PCI adapter. The trend toward decreasing average selling prices in all adapter products continued in fiscal 1996, but was mostly offset by the increased mix of Fast Ethernet and PC Card products, which carry higher average selling prices. The increase in fiscal 1995 network adapter sales represented an increase in unit volume partially offset by continuation of the industry-wide trend toward decreasing average selling prices, particularly in the Token Ring market. The increase in unit volume primarily resulted from sales of the EtherLink III network adapter, but was also favorably impacted by sales of the EtherLink PC Card adapter.

Sales of other products (primarily terminal servers and customer service) represented four percent of total sales in fiscal 1996 and 1995. These sales increased 42 percent from fiscal 1995, although they continued to represent a small percentage of the Company's total sales, as expected.

Sales outside of the United States comprised 53 percent of total sales in fiscal 1996, compared to 52 percent in fiscal 1995 and 49 percent in fiscal 1994. In fiscal 1996, international and U.S. sales increased 48 percent and 44 percent, respectively, from fiscal 1995. In fiscal 1995, international and U.S. sales increased 66 percent and 49 percent, respectively, from fiscal 1994. The Company believes that the increase in international sales was a result of strong growth in the Asia Pacific region, the breadth of the Company's product offerings, its continued global expansion through the opening of new sales offices in Asia, Latin America and Europe, and the expansion of worldwide service and support programs. The Company's operations were not significantly impacted by fluctuations in foreign currency exchange rates in fiscal years 1996, 1995 and 1994.

Cost of sales as a percentage of sales was 47.1 percent in fiscal 1996, compared to 46.3 percent in fiscal 1995 and 48.0 percent in fiscal 1994. The
0.8 percentage point reduction in gross margin in fiscal 1996 resulted primarily from a higher mix of certain lower margin adapter and network access system products and increased provisions for obsolete and excess inventory, which taken separately would have reduced gross margin by 2.2 percentage points. Factors causing the decline in gross margin were partially offset by a favorable shipment mix toward the Company's switching products and reductions in adapter product material costs, which taken separately would have improved gross margin by 1.4 percentage points. The improvement in gross margin in fiscal 1995 resulted primarily from a favorable shipment mix of the Company's switching products, reductions in adapter product material costs and lower provisions for obsolete and excess inventory, which taken separately would have improved gross margins by 1.7 percentage points.

Total operating expenses in fiscal 1996 were $928.6 million, compared to $630.9 million in fiscal 1995 and $502.5 million in fiscal 1994. Excluding the acquisition-related charge of $69.0 million related to the acquisition of Chipcom, the charge of $52.4 million for purchased in-process technology associated with the acquisition of AXON (see Note 13 of Notes to Consolidated Financial Statements) and a charge of $1.0 million for a settlement of litigation, total operating expenses in fiscal 1996 would have been $806.3 million, or 34.6 percent of sales. Excluding the charge of $68.7 million for purchased in-process technology and a non-recurring charge of $10.1 million, which consisted of approximately $11.2 million in merger transaction costs associated with the acquisitions of Artel, Primary Access and Sonix and a credit of $1.1 million for the reduction in accrued costs relating to the fiscal 1991 restructuring, total operating expenses in fiscal 1995 would have been $552.1 million, or 34.6 percent of sales. Excluding the charge of $134.5 million for purchased in-process technology resulting from the acquisitions of Synernetics and Centrum and the technology licensing agreement, total operating expenses in fiscal 1994 would have been $368.0 million, or 36.4 percent of sales.


SUMMARY OF OPERATING EXPENSES

                         			      Fiscal 1996       Fiscal 1995      Fiscal 1994
                           				     Percent          Percent          Percent
				                                   of               of               of
(Dollars in thousands)      Amount    Sales   Amount   Sales   Amount   Sales
                   			    ---------------------------------------------------
Sales and marketing         $475,769  20.4%  $319,310  20.0%  $217,197  21.5%
Research and development     233,107  10.0    166,327  10.4    101,085  10.0
General and administrative    97,395   4.2     66,462   4.2     49,733   4.9
Non-recurring charges:
  Purchased in-process
    technology                52,353   2.2     68,696   4.3    134,481  13.3
Acquisition-related charges
  and other                   69,950   3.0     10,125   0.6         -     -
                     			    --------  -----  --------  -----  --------  -----
Total operating expenses    $928,574  39.9%  $630,920  39.6%  $502,496  49.7%
                     			    ========  =====  ========  =====  ========  =====

Total operating expenses
  excluding non-recurring
  charges                   $806,271  34.6%  $552,099  34.6%  $368,015  36.4%
                     			    ========  =====  ========  =====  ========  =====

Sales and marketing expenses in fiscal 1996 increased $156.5 million or 49 percent from fiscal 1995. The increase in such expenses reflected increased selling costs related to the 46 percent increase in sales volume, higher costs associated with marketing promotions and sales support programs, and a year-over-year increase in sales and marketing personnel of 35 percent. The
Company believes the increase in sales and marketing expenses is also a direct result of the Chipcom acquisition. Sales and marketing expenses in fiscal 1995 increased $102.1 million or 47 percent from fiscal 1994. The increase in such expenses reflected increased selling costs related to the 58 percent increase in sales volume, the cost of introducing and promoting the Company's new and existing products, and a year-over-year increase in sales and marketing personnel of 32 percent. As a percentage of sales, sales and marketing expenses were 20.4 percent in fiscal 1996, compared to 20.0 percent in fiscal 1995 and
21.5 percent in fiscal 1994.

Research and development expenses in fiscal 1996 increased $66.8 million or 40 percent from the prior year, compared to a fiscal 1995 increase of $65.2 million or 65 percent from fiscal 1994. The increase in research and development expenses was primarily attributable to the cost of developing new products, including the Company's expansion into new technologies and markets. Full time research and development personnel increased 27 percent and 35 percent in fiscal 1996 and 1995, respectively. The increase in research and development expenses is consistent with the Company's continued commitment to develop and introduce high quality, innovative products. As a percentage of sales, research and development expenses were 10.0 percent in fiscal 1996, compared to 10.4 percent in fiscal 1995 and 10.0 percent in fiscal 1994.

The Company believes the timely introduction of new technologies and products is crucial to its success, and plans to continue to make acquisitions to accelerate time to market where appropriate. Most of the in-process research and development projects acquired in connection with businesses purchased by the Company prior to fiscal 1996 have been completed. Development work associated with projects still in process is proceeding as expected. Such development activities primarily include the development of products with remote monitoring functionality for the enterprise market. The costs for the projects in process are primarily labor costs for design, prototype development and testing. As of May 31, 1996, the Company estimates that an aggregate of approximately $7 to $13 million dollars will be expensed over the next 18 to 24 months in connection with completion of such acquired research and development projects. The Company anticipates future research and development spending, including costs remaining for the completion of these purchased in-process research and development projects, will not significantly differ from the historical trend of research and development expenses as a percent of sales.

General and administrative expenses in fiscal 1996 increased $30.9 million or 47 percent from the prior year, compared to a fiscal 1995 increase of $16.7 million or 34 percent from fiscal 1994. The increase in general and administrative expenses reflects the worldwide expansion of the Company's infrastructure through internal growth and acquisitions. As a percentage of sales, such expenses remained flat at 4.2 percent in fiscal 1996 and 1995, and decreased from 4.9 percent in fiscal 1994.

Other income (net) was $6.8 million in fiscal 1996, compared to $4.9 million in fiscal 1995 and $4.0 million in fiscal 1994. These amounts consist primarily of interest income, which has increased $9.3 million and $7.2 million in fiscal 1996 and 1995, respectively, due primarily to larger cash and investment balances and higher interest rates. Partially offsetting this increase in other income was the issuance of $110.0 million of convertible subordinated notes in the second quarter of fiscal 1995, which in addition to increasing cash balances, contributed to increases in interest expense of $5.5 million and $6.5 million in fiscal 1996 and 1995, respectively.

Non-operating income was favorably impacted during fiscal 1994 as the Company realized a nonrecurring gain of $17.7 million from the sale of the Company's investment in Madge N.V.

The Company's effective income tax rate was 42 percent in fiscal 1996. Excluding the purchased in-process technology charge, which was not tax deductible, and the nondeductible portion of the merger costs associated with the Chipcom acquisition, the effective tax rate would have been 35 percent.
The Company's effective income tax rate was 37 percent in fiscal 1995. Excluding the merger costs associated with the Sonix and Primary Access acquisitions, which were not tax deductible, the effective tax rate would have been 36 percent. In fiscal 1994, 3Com provided $57.1 million for income taxes on income before income taxes of $45.2 million because a significant portion of the purchased in-process technology charges were not tax deductible. In addition, the income tax rate in fiscal 1994 reflected the recognition of a net benefit of $1.2 million, which resulted from retroactive changes to the Revenue Reconciliation Act of 1993. Excluding the effect of the non-recurring items in fiscal 1994, the effective tax rate would have been 35 percent.

Net income for fiscal 1996 was $177.9 million, or $1.00 per share, compared to net income of $144.6 million, or $0.84 per share for fiscal 1995 and a net loss for fiscal 1994 of $11.9 million, or $0.08 per share. Net income for fiscal 1996 included the aforementioned acquisition-related charge of $69.0 million, the $52.4 million charge for purchased in-process technology and the $1.0 million charge for a litigation settlement. Excluding these charges, the Company would have realized net income of $280.0 million, or $1.58 per share for fiscal 1996. Net income for fiscal 1995 included the aforementioned $68.7 million charge for purchased in-process technology, the $11.2 million charge for merger costs and the $1.1 million credit for the reduction in the restructuring reserve. Excluding these charges and gains, the Company would have realized net income of $195.5 million, or $1.14 per share for fiscal 1995. Net income for fiscal 1994 included the aforementioned $134.5 million charge for purchased in-process technology, the $17.7 million gain from the sale of an investment and the $1.2 million tax benefit. Excluding these charges and gains, the Company would have realized net income of $103.7 million, or $0.66 per share for fiscal 1994. Net income per share for fiscal 1995 and net loss per share for fiscal 1994 have been restated to reflect the two-for-one stock split on August 25, 1995.


BUSINESS ENVIRONMENT AND RISK FACTORS

The Company's future operating results may be affected by various trends and factors which the Company must successfully manage in order to achieve favorable operating results. In addition, there are trends and factors beyond the Company's control which affect its operations. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, the cautionary statements set forth below identify important factors that could cause actual results to differ materially from those in any forward-looking statements which may be contained in this report. Such trends and factors include, but are not limited to, adverse changes in general economic conditions or conditions in the specific markets for the Company's products, governmental regulation or intervention affecting communications or data networking, fluctuations in foreign exchange rates, and other factors, including those listed below. The Company participates in a highly volatile and rapidly growing industry which is characterized by vigorous competition for market share.
This could result in aggressive pricing practices, growing competition both from start-up companies and from well-capitalized computer systems and communications companies, and rapid technological development carried out amidst uncertainty over adoption of industry standards and protection of proprietary intellectual property rights. The Company's ability to compete in this environment depends upon a number of competitive and market factors and is subject to the risks set forth in this report. The market for the Company's products is characterized by rapidly changing technology. The Company's success depends, in substantial part, on the timely and successful introduction of new products. An unexpected change in one or more of the technologies affecting data networking or in market demand for products based on a particular technology could have a material adverse effect on the Company's operating results if the Company does not respond timely and effectively to such changes. The Company is engaged in research and development activities in certain emerging LAN and WAN highspeed technologies, such as ATM, ISDN, Fast Ethernet, Gigabit Ethernet and data-over-cable. As the industry standardizes on high
- -speed technologies, there can be no assurance that the Company will be able to respond promptly and cost-effectively to compete in the marketplace.

Some key components of the Company's products are currently available only from single sources. There can be no assurance that in the future the Company's suppliers will be able to meet the Company's demand for components in a timely and cost-effective manner. The Company's operating results and customer relationships could be adversely affected by either an increase in prices for, or an interruption or reduction in supply of, any key components.

The Company distributes a significant portion of its products through third party distributors and resellers. Due to the consolidation in the distribution and reseller channels and the Company's increased volume of sales into these channels, the Company has experienced an increased concentration of credit risk. While the Company continuously monitors and manages this risk, financial difficulties on the part of one or more of the Company's resellers may have a material adverse effect on the Company. Likewise, the Company's expansion into certain emerging geographic markets, characterized by economic and political instability and currency fluctuations, may subject the Company's resellers to financial difficulties which may have an adverse impact on the Company.

The Company will continue to invest during fiscal 1997 in expanding its sales, marketing, service, logistics and manufacturing operations worldwide. The achievement of continued sales and earnings growth will depend upon the success-ful implementation of several projects, including the continued expansion of the Company's direct sales force and the establishment of a new manufacturing and distribution facility in the Asia Pacific region.

Acquisitions of complementary businesses and technologies, including technologies and products under development, are an active part of the Company's overall business strategy. Certain of the Company's major competitors have also been engaged in merger and acquisition transactions. Such consolidations by competitors are likely to create entities with increased market share, customer base, technology and marketing expertise, sales force size, or proprietary technology in segments in which the Company competes, which may adversely affect the Company's ability to compete in such segments.

In fiscal 1996, the Company consummated acquisitions of AXON, Chipcom and Primary Access. There can be no assurance that products, technologies, distribution channels, key personnel and businesses of acquired companies will be effectively assimilated into the Company's business or product offerings, or that such integration will not adversely affect the Company's business, financial condition or results of operations. The difficulties of such integration may be increased by the size and number of such acquisitions and the requirements of coordinating geographically separated organizations.
There can be no assurance that any acquired products, technologies or businesses will contribute at anticipated levels to the Company's sales or earnings, that the sales and earnings from acquired businesses will not be adversely affected by the integration process or other general factors. The acquisition of Chipcom is the largest acquisition the Company has undertaken, and the factors identified above are therefore more significant to the Company's business following the Chipcom acquisition than for prior transactions. There can be no assurance that the Company will continue to be able to identify and consummate suitable acquisition transactions in the future.

The Company's business is characterized by the continuous introduction of new products and the management of the transition of those products from prior generations of technology or product platforms. In each product transition cycle, the Company faces the challenge of managing the inventory of its older products, including materials, work-in-process, and products held by resellers. If 3Com is not successful in managing these transitions, there could be an adverse impact on the financial results of the Company.

The Company's products are covered by product warranties and the Company may be subject to contractual commitments concerning product features or performance. If unexpected circumstances arise such that the product does not perform as intended and the Company is not successful in resolving product quality or performance issues, there could be an adverse impact on sales and earnings.

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


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and temporary cash investments at May 31, 1996 were $499.3 million, increasing $113.8 million from May 31, 1995. At the end of fiscal 1995 and 1994, cash, cash equivalents and temporary cash investments were $385.6 million and $202.3 million, respectively.

The Company spent approximately $60.2 million in net cash for the AXON acquisition during fiscal 1996, which was paid from existing cash balances (see Note 3 of Notes to Consolidated Financial Statements). Also in fiscal 1996, the Company acquired Chipcom. As a result of the acquisition, the Company recorded acquisition-related charges totaling $69.0 million. Total expected cash expenditures relating to the acquisition-related charges are $24.7 million, of which $13.5 million was disbursed prior to May 31, 1996 and the remaining $11.2 million is expected to be paid within the next twelve months (See Note 13 of Notes to Consolidated Financial Statements).

For the fiscal year ended May 31, 1996, net cash generated from operating activities was $310.3 million. Trade receivables at May 31, 1996 increased $113.9 million from May 31, 1995, due primarily to an increase in sales. Days sales outstanding in receivables was 49 days at the end of fiscal 1996, compared to 46 days at May 31, 1995. Inventory levels at May 31, 1996 increased $58.3 million from the prior fiscal year-end, net of a $27.1 million provision in the acquisition charge for duplicate and discontinued Chipcom products. Inventory turnover remained constant at 5.4 turns at May 31, 1996 and May 31, 1995.

During the fiscal year ended May 31, 1996, the Company made $180.0 million in capital expenditures. Major capital expenditures included upgrades of desktop systems, upgrades and additions to product manufacturing lines and facilities in Santa Clara and Ireland and purchases of, and furnishings and improvements to, new facilities in the U.K., Santa Clara and the Boston area. As of May 31, 1996, 3Com had outstanding approximately $22 million in capital expenditure commitments primarily associated with the expansion and refurbishment of facilities and manufacturing product lines.

As of May 31, 1996, 3Com was authorized by its Board of Directors to repurchase up to an additional 5.5 million shares of its common stock in the open market. During the year ended May 31, 1996, the Company received cash of $71.1 million from the sale of its common stock to employees through its employee stock purchase and option plans.

During the first quarter of fiscal 1995, the Company signed a five-year lease for 225,000 square feet (Phase I) of office and manufacturing space to be built on land adjacent to its existing headquarters in Santa Clara. The Company commenced occupancy of the facility in the first quarter of fiscal 1996, and payments on the lease started in the second quarter of fiscal 1996. The Company amended the lease agreement on February 1, 1996 to add 150,000 square feet of office and manufacturing space and a parking garage (Phase II) to be built on adjacent land. The amended lease expires in five years and provides the Company with an option to purchase both Phase I and II properties or arrange for the sale of the properties to a third party with a guaranteed residual value of up to $57.8 million to the seller of the property. The Company anticipates that it will commence occupancy of, and begin lease payments on, the significant portion of the Phase II property in the fourth quarter of fiscal 1997.

3Com has a $40 million revolving bank credit agreement which expires December 31, 1996. As of May 31, 1996, no amount was outstanding under the credit agreement and 3Com was in compliance with all financial ratio and minimum net worth requirements.

Based on current plans and business conditions, the Company believes that its existing cash and equivalents, temporary cash investments, cash to be generated from operations and the available revolving credit agreement will be sufficient to satisfy anticipated operating cash requirements through fiscal 1997.


EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that the Company review for impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 will be effective for the Company's fiscal year beginning June 1, 1996. The Company does not expect that the adoption of this statement will have a material impact on the Company's financial position or results of operations.

The FASB also issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company is required to adopt SFAS 123 for the fiscal year beginning
June 1, 1996. This statement establishes accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. Under SFAS 123 the Company may either adopt the new fair value based accounting method or continue the intrinsic value based method and provide pro forma disclosures of net income and earnings per share as if the accounting provisions of this statement had been adopted. The Company plans to adopt only the disclosure requirements of SFAS 123; therefore such adoption will have no effect on the Company's financial position or results of operations.


ITEM 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule

Financial Statements:
  Independent Auditors' Reports:
    Report of Deloitte & Touche LLP
    Report of Price Waterhouse LLP
    Report of KPMG Peat Marwick LLP

  Consolidated Statements of Operations for the years ended May 31, 1996,
    1995 and 1994
  Consolidated Balance Sheets at May 31, 1996 and 1995
  Consolidated Statements of Shareholders' Equity for the years ended
    May 31, 1996, 1995 and 1994
  Consolidated Statements of Cash Flows for the years ended May 31, 1996,
    1995 and 1994
  Notes to Consolidated Financial Statements
  Quarterly Results of Operations (Unaudited)
Financial Statement Schedule:
  Schedule II - Valuation and Qualifying Accounts and Reserves

All other schedules are omitted, because they are not required, are not applicable, or the information is included in the consolidated financial statements and notes thereto.

Independent Auditors' Report
- ----------------------------

To the Shareholders and Board of Directors of 3Com Corporation:

We have audited the consolidated balance sheets of 3Com Corporation and its subsidiaries as of May 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended May 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. The consolidated financial statements give retroactive effect to the fiscal 1996 mergers of 3Com Corporation with Chipcom Corporation and Primary Access Corporation, which have been accounted for as poolings-of-interests as described in Note 3 to the consolidated financial statements. We did not audit the consolidated balance sheet of Chipcom Corporation as of December 31, 1994, which reflects total assets of $221,853,000 and is combined with 3Com Corporation's consolidated balance sheet as of May 31, 1995, or the related consolidated statements of income, shareholders' equity, and cash flows of Chipcom Corporation for the years ended December 31, 1994 and 1993, which are combined with 3Com Corporation's statements for the years ended May 31, 1995 and 1994 or of Primary Access Corporation for the fifty-three weeks ended October 3, 1993 which are combined with 3Com Corporation's statements for the year ended May 31, 1994, and reflect combined revenues of $267,776,000 and $184,538,000, respectively, and net income of $18,560,000 and $16,824,000, respectively, for fiscal years 1995 and 1994. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Chipcom Corporation and Primary Access Corporation for fiscal years 1995 and 1994, is based solely on the reports of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion. In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 3Com Corporation and its subsidiaries at May 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1996 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP
- -------------------------
DELOITTE & TOUCHE LLP

San Jose, California
June 24, 1996




Report of Independent Accountants
- ---------------------------------

To the Board of Directors and Stockholders of Chipcom Corporation

In our opinion, the consolidated balance sheet and related consolidated statements of income, of stockholders' equity and of cash flows of Chipcom Corporation and its subsidiaries (not presented separately herein) present fairly, in all material respects, their financial position at December 31, 1994, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstate-ment. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Chipcom Corporation for any period subsequent to December 31, 1994.

/s/ Price Waterhouse LLP
- ------------------------
PRICE WATERHOUSE LLP

Boston, Massachusetts
February 7, 1995




Independent Auditors' Report
- ----------------------------

The Board of Directors
Primary Access Corporation:

We have audited the statements of operations, stockholders' equity, and cash flows of Primary Access Corporation for the fifty-three weeks ended October 3, 1993 (not presented herein). These financial statements are the responsi-bility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Primary Access Corporation for the fifty-three weeks ended October 3, 1993 in conformity with generally accepted accounting principles.

                               				 /s/ KPMG Peat Marwick LLP

San Diego, California
November 5, 1993




Consolidated Statements of Operations
- -------------------------------------

                                       				   		  Years Ended May 31,
	                                          					  -------------------

(In thousands, except per share data)       1996         1995         1994
                                   					    ----         ----         ----

Sales                                    $2,327,101   $1,593,469   $1,011,533

Costs and Expenses:
  Cost of sales                           1,096,846      738,093      485,540
  Sales and marketing                       475,769      319,310      217,197
  Research and development                  233,107      166,327      101,085
  General and administrative                 97,395       66,462       49,733
  Purchased in-process technology            52,353       68,696      134,481
  Acquisition-related charges and other      69,950       10,125           -
                                   					 ----------   ----------   ----------

  Total                                   2,025,420    1,369,013      988,036
                                   					 ----------   ----------   ----------

Operating income                            301,681      224,456       23,497

Other income--net                             6,788        4,895        3,978
Gain on sale of investment                       -            -        17,746
                                   					 ----------   ----------   ----------

Income before income taxes                  308,469      229,351       45,221

Income tax provision                        130,615       84,792       57,091
                                   					 ----------   ----------   ----------

Net income (loss)                        $  177,854   $  144,559   $  (11,870)
                                   					 ==========   ==========   ==========

Net income (loss) per common and equivalent share:

  Primary                                     $1.01        $0.85       $(0.08)
  Fully diluted                               $1.00        $0.84       $(0.08)

Common and equivalent shares used in
computing per share amount:

  Primary                                   176,517      169,443      145,139
  Fully diluted                             176,972      171,079      145,139

See notes to consolidated financial statements.



Consolidated Balance Sheets
- ---------------------------
                                   					       Years Ended May 31,
                                   					       -------------------
(Dollars in thousands)                         1996           1995
                                   					       ----           ----
Assets

Current Assets:
  Cash and cash equivalents                 $  216,759     $  159,908
  Temporary cash investments                   282,578        225,660
  Trade receivables, less allowance for
    doubtful accounts ($26,921 and $20,022
    in 1996 and 1995, respectively)            359,182        245,258
  Inventories                                  241,018        182,759
  Deferred income taxes                         79,259         55,273
  Other                                         60,915         26,698
                                   					    ----------     ----------
Total current assets                         1,239,711        895,556

Property and equipment--net                    246,652        144,944
Other assets                                    38,754         34,310
                                   					    ----------     ----------
Total                                       $1,525,117     $1,074,810
                                   					    ==========     ==========

Liabilities and Shareholders' Equity

Current Liabilities:
  Accounts payable                          $  120,211     $  118,377
  Accrued and other liabilities                211,620        150,076
  Income taxes payable                          82,690         56,412
                                   					    ----------     ----------
Total current liabilities                      414,521        324,865

Long-term debt                                 110,000        110,000
Other long-term obligations                      5,492          6,221
Deferred income taxes                           16,299             -

Shareholders' Equity:
  Preferred stock, no par value,
    3,000,000 shares authorized;
    none outstanding                                -              -
  Common stock, no par value,
    400,000,000 shares authorized;
    shares outstanding: 1996--
    168,799,586; 1995--160,911,572             597,452        435,922
  Unamortized restricted stock grants           (4,487)        (2,037)
  Retained earnings                            379,358        200,030
  Unrealized net gain (loss) on
    available-for-sale securities                7,159            (22)
  Accumulated translation adjustments             (677)          (169)
                                   					    ----------     ----------
Total shareholders' equity                     978,805        633,724
                                   					    ----------     ----------

Total                                       $1,525,117     $1,074,810
                                   					    ==========     ==========

See notes to consolidated financial statements.


Consolidated Statements of Shareholders' Equity
- -----------------------------------------------

                             				     Unamortized               Unrealized
				                                  Restricted            Gain (Loss) on
		                   Common Stock     Stock Grants              Available   Accumulated
		                  ------------      and Notes    Retained     for-sale   Translation
(In thousands)    Shares    Amount    Receivable   Earnings    Securities  Adjustments  Total
		  ------------------------------------------------------------------------------
Balances,
 June 1, 1993
 as previously
 reported         127,690   $166,998   $     (5)   $ 95,310    $    -      $   142      $262,445
Restatement
 for pooling
 of interests-
 Chipcom           14,635     57,473                  3,389                               60,862
              		  -------   --------   --------    --------    -------     -------      --------
As restated       142,325    224,471         (5)     98,699         -          142       323,307

Common stock
 issued            11,763     71,767       (255)                                          71,512
Repurchase of
 common stock      (2,800)    (3,501)               (13,143)                             (16,644)
Tax benefit from
 employee stock
 transactions                 27,117                                                      27,117
Amortization
 of restricted
 stock grants                                53                                               53
Stock options
 assumed in
 connection with
 acquisitions                 21,089                                                      21,089
Accumulated
 translation
 adjustments                                                                  (447)         (447)
Repayment of note
 receivable                                   5                                                5
Net loss                                            (11,870)                             (11,870)
              		  -------    -------    -------     -------    -------     -------      --------
Balances,
May 31, 1994      151,288    340,943       (202)     73,686         -         (305)      414,122

Common stock
 issued under
 stock plans and
 for business
 acquisitions       8,494    44,364      (2,128)                                          42,236
Repurchase of
 common stock      (1,570)   (2,674)                (16,916)                             (19,590)
Tax benefit from
 employee stock
 transactions                45,794                                                       45,794
Amortization of
 restricted
 stock grants                               293                                              293
Stock options
 assumed in
 connection with
 acquisitions                 6,508                                                        6,508
Adjustment to
 conform pooled
 entity-Sonix       2,416       844                  (2,079)                   (69)       (1,304)
Adjustment to
 conform fiscal
 year of pooled
 entity-Primary
 Access               284       143                     780                                  923
Unrealized loss
 on available-
 for-sale
 securities                                                        (22)                      (22)
Accumulated
 translation
 adjustments                                                                   205           205
Net income                                          144,559                              144,559
              		  -------   -------     -------     -------    -------     -------      --------
Balances,
May 31, 1995      160,912   435,922      (2,037)    200,030        (22)       (169)      633,724

Common stock
 issued under
 stock plans        7,619    74,648      (3,502)                                          71,146
Repurchase of
 common stock         (23)      (52)                   (923)                                (975)
Tax benefit from
 employee stock
 transactions                79,774                                                       79,774
Amortization of
 restricted
 stock grants                             1,052                                            1,052
Stock options
 assumed in
 connection with
 acquisitions                 3,671                                                        3,671
Adjustment to
 conform fiscal
 year of pooled
 entity-Chipcom       292     3,489                   2,397        151                     6,037
Unrealized gain
 on available-for-
 sale securities                                                 7,030                     7,030
Accumulated
 translation
 adjustments                                                                  (508)         (508)
Net income                                          177,854                              177,854
              		  -------   -------     -------    --------    -------      ------      --------
Balances,
May 31, 1996      168,800  $597,452     $(4,487)   $379,358    $ 7,159      $ (677)     $978,805
              		  =======  ========     =======    ========    =======      =======     ========

See notes to consolidated financial statements.




Consolidated Statements of Cash Flows
- -------------------------------------

                                          						 Years Ended May 31,
                                          						 -------------------

(Dollars in thousands)                     1996        1995          1994
                                   					   ----        ----          ----

Cash flows from operating activities:
  Net income (loss)                      $177,854    $144,559    $ (11,870)
  Adjustments to reconcile net income
    (loss) to cash provided by operating
    activities:
      Depreciation and amortization        90,969      57,687       37,391
      Gain on sale of investment               -           -       (17,746)
      Deferred income taxes                (7,474)    (27,980)     (11,653)
      Purchased in-process technology      52,353      68,696      134,481
      Adjustment to conform fiscal year
       	of pooled entity                   (3,048)      3,013           -
      Non-cash acquisition-related costs   44,320          -            -
      Non-cash restructuring costs             -       (1,100)          -
      Changes in assets and liabilities
       	net of effects of acquisitions:
       	  Trade receivables              (124,753)    (87,348)     (43,606)
       	  Inventories                     (71,852)    (81,738)      (8,002)
       	  Other current assets            (21,088)    (13,667)       5,182
       	  Accounts payable                 11,636      48,754       13,192
       	  Accrued and other liabilities    57,707      44,934        6,157
       	  Income taxes payable            103,719      82,429       36,655
					                                    --------     -------    ---------

Net cash provided by operating activities 310,343     238,239      140,181
                                   					 --------     -------    ---------

Cash flows from investing activities:
  Purchase of property and equipment     (179,982)   (100,706)     (50,928)
  Purchase of temporary cash investments (301,960)   (246,313)    (136,900)
  Proceeds from temporary cash
    investments                           231,904     140,377      114,337
  Businesses acquired in purchase
    transactions                          (60,246)    (70,174)     (98,128)
  Proceeds from sale of investment             -           -        18,066
  Other--net                               (9,874)     (1,378)      (3,473)
                                   					 --------    --------    ---------

Net cash used for investing activities   (320,158)   (278,194)    (157,026)
                                   					 --------    --------    ---------

Cash flows from financing activities:
  Common stock issued under stock plans    71,146      38,556       71,513
  Repurchase of common stock                 (975)    (19,590)     (16,644)
  Net proceeds from issuance of debt           -      107,330           -
  Repayments of notes payable and capital
    lease obligations                      (2,997)     (7,263)      (2,724)
  Other--net                                 (508)        205         (490)
                                   					 --------    --------    ---------

Net cash provided by financing activities  66,666     119,238       51,655
                                   					 --------    --------    ---------

Increase in cash and cash equivalents      56,851      79,283       34,810

Cash and cash equivalents at beginning
  of year                                 159,908      80,625       45,815
                                   					 --------    --------    ---------

Cash and cash equivalents at end of year $216,759    $159,908      $80,625
                                   					 ========    ========    =========

Other cash flow information:
  Interest paid                          $ 12,961    $  5,903     $    570
  Income taxes paid                        34,921      33,272       30,623
  Non-cash investing and financing
    activities--
    Tax benefit from employee
      stock option transactions            79,774      45,794       27,117
    Fair value of stock issued
      and options assumed in
      business acquisitions                 3,671      10,188       21,089
- ---------------------------------------------------------------------------

In connection with the purchase acquisition of AXON in fiscal 1996 (see Note 3), the Company paid cash, net of cash acquired, of $60.2 million, and recorded the fair value of options assumed of $3.7 million. Excluding the $52.4 million of purchased in-process technology charged to operations, the fair value of assets acquired was $3.7 million and liabilities assumed were $3.5 million.

In connection with the purchase acquisitions in fiscal 1995 (see Note 3), the Company paid cash, net of cash acquired, of $55.9 million, and recorded the fair value of stock issued and options assumed of $3.7 million and $6.5 million, respectively. Excluding the $68.7 million of purchased in-process technology charged to operations, the fair value of assets acquired was $23.8 million, and liabilities assumed were $17.8 million. In connection with the acquisition of Centrum in fiscal 1994 (see Note 3), the Company made a final payment in cash of $14.3 million in fiscal 1995.

In connection with the acquisitions in fiscal 1994 (see Note 3), the Company paid cash, net of cash acquired, of $98.1 million plus $14.3 million payable in fiscal 1995, and recorded the fair value of options assumed of $21.1 million. Excluding the $132.1 million of purchased in-process technology charged to operations, the fair value of assets acquired was $35.6 million, and liabilities assumed were $11.3 million.

See notes to consolidated financial statements.



Notes to Consolidated Financial Statements
- ------------------------------------------

Note 1:  Description of Business and Basis of Presentation

Description of business. Founded in 1979, 3Com Corporation pioneered the data networking industry and is committed to providing customers global access to information. Today, 3Com offers a broad range of global data networking connectivity solutions which include routers, hubs, remote access servers, switches, adapters and network management for Ethernet, Token Ring, FDDI, ATM and other high-speed data networks. Headquartered in Santa Clara, California, 3Com has worldwide research and development, manufacturing, marketing, sales and support capabilities.

Basis of presentation. The Company acquired Primary Access Corporation (Primary Access) on June 9, 1995 and Chipcom Corporation (Chipcom) on October 13, 1995. Both acquisitions were accounted for as poolings-of-interests. All financial data of the Company has been restated to include the historical financial information of Primary Access and Chipcom.

Note 2:  Significant Accounting Policies

Use of estimates in the preparation of financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of consolidation. The consolidated financial statements include the accounts of 3Com Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Cash equivalents are highly liquid debt investments acquired with a maturity of three months or less.

Temporary cash investments consist of short-term investments acquired with maturities exceeding three months. While the Company's intent is to hold debt securities to maturity, consistent with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Such securities are reported at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of shareholders' equity, net of applicable taxes.

Concentration of credit risk and major customer. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of investments and trade receivables. The Company invests in instruments with an investment credit rating of AA and better. The Company also places its investments for safekeeping with high-credit-quality financial institutions, and by policy, limits the amount of credit exposure to any one financial institution.

Due to the consolidation in the distribution and reseller channels and the Company's increased volume of sales into these channels, the Company has experienced an increased concentration of credit risk, and, as a result, may maintain individually significant receivable balances with such distributors. While the Company continuously monitors and manages this risk, financial difficulties on the part of one or more of the Company's resellers may have a material adverse effect on the Company. The Company did not have any customers which individually accounted for more than 10 percent of total sales or trade receivables in fiscal years 1996, 1995 and 1994.

Inventories are stated at the lower of standard cost(which approximates first-in, first-out cost) or market.

Property and equipment is stated at cost. Equipment under capital leases is stated at the lower of fair market value or the present value of the minimum lease payments at the inception of the lease.

Depreciation and amortization are computed over the shorter of the estimated useful lives, lease terms, or terms of license agreements of the respective assets, on a straight-line basis - generally 2-7 years, except for buildings which are over 25 years.

Purchased technology is included in other assets and is amortized over 4 years.

Revenue recognition. The Company recognizes revenue when the product has been shipped, no material vendor or post-contract support obligations remain outstanding, except as provided by a separate service agreement, and collection of the resulting receivable is probable. The Company accrues related product return reserves, warranty and royalty expenses at the time of sale. Service and subscription revenue is recognized over the contract term. The Company extends limited product return and price protection rights to certain distributors and resellers. Such rights are generally limited to a certain percentage of sales over a three-month period. Historically, actual amounts recorded for product returns and price protection have not varied significantly from estimated amounts. The Company warrants products for periods ranging from 90 days to life, depending upon the product.

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

The Company's common stock was split two-for-one on August 25, 1995 for share-holders of record on August 4, 1995. All applicable share and per share data has been restated to give effect to this stock split.

Effects of recent accounting pronouncements. The Financial Accounting Standards Board (FASB) has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that the Company review for impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 will be effective for the Company's fiscal year beginning June 1, 1996. The Company does not expect that the adoption of this statement will have a material impact on the Company's financial position or results of operations.

The FASB also issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company is required to adopt SFAS 123 for the fiscal year beginning June 1, 1996. This statement establishes accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. Under SFAS 123, the Company may either adopt the new fair value based accounting method or continue the intrinsic value based method and provide pro forma disclosures of net income and earnings per share as if the accounting provisions of this statement had been adopted. The Company plans to adopt only the disclosure requirements of SFAS 123; therefore, such adoption will have no effect on the Company's financial position or results of operations.

Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation.


Note 3:  Business Combinations

Unless otherwise stated, for acquisitions accounted for under the pooling-of-interests method, all financial data of the Company has been restated to include the historical financial data of these acquired companies. For acquisitions accounted for as purchases, the Company's consolidated results of operations include the operating results of the acquired companies from their acquisition dates. Acquired assets and liabilities were recorded at their estimated fair values at the dates of acquisition, and the aggregate purchase price plus costs directly attributable to the completion of acquisitions have been allocated to the assets and liabilities acquired. No significant adjustments were required to conform the accounting policies of the acquired companies.

For the Year Ended May 31, 1996. On June 9, 1995, the Company acquired Primary Access by issuing approximately 4.6 million shares of its common stock for all of the outstanding stock of Primary Access. The Company also assumed and exchanged all options and warrants to purchase Primary Access stock for options and warrants to purchase approximately 1.0 million shares of the Company's common stock. The acquisition was accounted for as a pooling-of-interests. Primary Access develops, manufactures and markets network access systems. Primary Access maintained its financial records on a 52-53 week fiscal year ending nearest to September 30. The restated consolidated statements of operations and cash flows for the year ended May 31, 1994 includes the statements of operations and cash flows of Primary Access for the year ended October 3, 1993. The results of operations of Primary Access for the eight-month period ended May 31, 1994 reflected revenues of $14.6 million and net income of $780,000, which has been reported as an increase to the Company's
fiscal 1995 retained earnings.   Financial information as of May 31, 1996 and
1995, and for the years then ended, reflects the Company's and Primary Access' operations for those periods.

On October 13, 1995, the Company acquired Chipcom by issuing approximately
18.3 million shares of its common stock in exchange for all the outstanding common stock of Chipcom. The Company also assumed and exchanged all options to purchase Chipcom common stock for options to purchase approximately 2.4 million shares of the Company's common stock. The acquisition was accounted for as a pooling-of-interests. Chipcom designs, manufactures and distributes computer networking multifunction platforms. Chipcom maintained its financial records on a 52-53 week fiscal year ending nearest to December 31. The May 31, 1995 restated consolidated balance sheet includes the balance sheet of Chipcom as of December 31, 1994. The restated consolidated statements of operations and cash flows for the years ended May 31, 1995 and 1994 include the statements of operations and cash flows of Chipcom for the years ended December 31, 1994 and December 25, 1993, respectively. The results of operations of Chipcom for the five month period ended May 31, 1995 reflected revenues of $118.1 million and net income of $2.4 million, and has been reported as an increase to the Company's fiscal 1996 retained earnings. Financial information as of May 31, 1996 and for the year then ended reflects the Company's and Chipcom's operations for that period.

The following table shows the effect on the results of operations as restated for the periods prior to the combinations with Primary Access and Chipcom.

                            				 Quarter ended    Year ended      Year ended
(Dollars in thousands)           Aug. 31, 1995   May 31, 1995    May 31, 1994
- -----------------------------------------------------------------------------

Sales:
3Com                               $430,354       $1,295,311      $  826,995
Chipcom                              66,935          267,776         160,486
Primary Access                           -            30,382          24,052
                            				   --------       ----------      ----------
Combined                           $497,289       $1,593,469      $1,011,533
                            				   ========       ==========      ==========
- -----------------------------------------------------------------------------
Net income (loss):
3Com                               $ 59,421       $  125,706      $  (28,694)
Chipcom                              (2,000)          18,560          12,346
Primary Access                           -               293           4,478
                            				   --------       ----------      ----------
Combined                           $ 57,421       $  144,559      $  (11,870)
                            				   ========       ==========      ==========
- -----------------------------------------------------------------------------

On March 12, 1996, the Company acquired substantially all the assets and assumed substantially all the liabilities of AXON Networks, Inc. (AXON). The purchase price consisted of cash, net of cash acquired, of approximately
$60.2 million, which was paid using funds from the Company's working capital, and assumption of stock options with a fair value of approximately $3.7 million. The acquisition was accounted for as a purchase. The aggregate purchase price of $65.3 million, which includes $1.4 million of costs directly attributable to the completion of the acquisition, has been allocated to the assets and liabilities acquired. Approximately $52.4 million of the total purchase price represented the value of in-process technology that had not yet reached technological feasibility and had no alternative future use and was charged to the Company's operations in the fourth quarter of fiscal 1996. AXON develops, manufactures and markets remote network management and data network traffic management products.

The Company's consolidated results of operations include the operating results of AXON from the acquisition date. Pro forma results of operations of 3Com and AXON for the periods prior to the acquisition are not presented as the amounts would not significantly differ from the Company's historical results.

For the Year Ended May 31, 1995. On October 18, 1994, the Company acquired substantially all the assets and assumed substantially all the liabilities of NiceCom, Ltd. (NiceCom), and assumed all outstanding NiceCom stock options. The purchase price consisted of cash, net of cash acquired, of approximately $48.0 million which was paid using funds from the Company's working capital and the issuance of 186,324 shares of common stock of the Company, with a fair value of $3.7 million. In addition, the Company assumed stock options with a fair value of $5.7 million and incurred direct transaction costs of approximately $2.0 million. NiceCom is engaged in the development of asynchronous transfer mode (ATM) switches and an Ethernet-to-ATM solution to provide a migration path from existing Ethernet LANs to ATM networking.

On October 14, 1994, the Company acquired all of the outstanding shares and assumed all outstanding stock options of a company engaged in the development of network adapter technology. The purchase price consisted of approximately $2.3 million in cash plus the assumption of stock options with a fair value of approximately $400,000. The purchase price was paid using funds from the Company's working capital.

The acquisitions were accounted for as purchases. The aggregate purchase price of $61.6 million, plus $2.0 million of costs directly attributable to the completion of the acquisitions, has been allocated to the assets and liabilities acquired. Approximately $60.8 million of the total purchase price represented the value of in-process technology that had not yet reached technological feasibility and had no alternative future use and was charged to the Company's operations in the second quarter of fiscal 1995.

On February 28, 1995, the Company acquired AccessWorks Communications, a company involved in developing, manufacturing and marketing Integrated Services Digital Network (ISDN) transmission products. The acquisition was accounted for as a purchase. The purchase price and costs directly attributable to the completion of the acquisition were not significant.

On May 1, 1995, the Company acquired Sonix Communications Limited (Sonix) by issuing approximately 2.4 million shares of common stock for all of the outstanding stock of Sonix. The acquisition was accounted for as a pooling-of-interests. All financial data of the Company for fiscal 1995 has been restated to include the operating results of Sonix. As the historical operations of Sonix were not significant to any year presented, the Company's financial statements for years prior to fiscal 1995 have not been restated.
The financial effect of the results of operations of Sonix prior to fiscal 1995 have been accounted for as a $2.1 million charge against retained earnings in fiscal 1995. Sonix develops, manufactures and markets a range of networking connectivity solutions using ISDN technology.

In the Company's first quarter of fiscal 1995, Chipcom acquired Artel Communications Corporation (Artel) by issuing approximately 1.2 million shares of common stock in exchange for all of the outstanding common stock of Artel. The merger was accounted for as a pooling-of-interests. Artel designs, manufactures and markets high-performance communication systems for the internet-working and video distribution markets.

In the Company's third quarter of fiscal 1995, Chipcom acquired all of the out-standing common stock of DSI ExpressNetworks, Inc. (DSI). Cash paid, including transaction costs, was approximately $4.4 million. Chipcom acquired assets with a fair value of $19.5 million and assumed liabilities of $15.2 million. The acquisition was accounted for as a purchase. Approximately $7.9 million of the total purchase price represented the value of in-process technology that had not yet reached technological feasibility and had no alternative future use and was charged to the Company's operations in fiscal 1995. DSI is engaged in the development of intelligent hubs and related internetworking products.

For the Year Ended May 31, 1994. On January 14, 1994, the Company acquired all of the outstanding shares of Synernetics, Inc. (Synernetics) and assumed all outstanding Synernetics stock options. The purchase price consisted of approximately $104.0 million, plus stock options with a fair value of $3.3 million. A substantial portion of the purchase price was paid using funds from the Company's working capital. Synernetics is engaged in the development, manufacturing and marketing of LAN switching products.

On February 2, 1994, the Company acquired all of the outstanding shares of Centrum Communications, Inc. (Centrum) and assumed all outstanding Centrum stock options. The purchase price consisted of approximately $36.0 million, of which $16.0 million was paid in cash at the time of the acquisition and $14.3 million was paid in cash in August 1994 pursuant to the acquisition agreement. The remainder was associated with the fair value of the assumed stock options. Centrum is engaged in the development, manufacturing and marketing of remote access products and technology.

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


Note 4:  Investments

Available-for-sale securities consist of:

                                         						 May 31, 1996
                           				 --------------------------------------------
                                   					      Gross       Gross
                           				  Amortized  Unrealized  Unrealized  Estimated
(Dollars in thousands)             Cost       Gains       Losses    Fair Value
                           				 --------- -----------  ----------  ----------

State and municipal securities   $152,998   $    135    $  (296)    $152,837
Corporate debt securities          79,299         11       (107)      79,203
U.S. Government and agency
  securities                       50,910         11       (383)      50,538
                            				 --------   --------    -------     --------
Temporary cash investments        283,207        157       (786)     282,578

Corporate equity securities         3,010     12,609         -        15,619
                            				 --------   --------    -------     --------

Total                            $286,217   $ 12,766    $  (786)    $298,197
                            				 ========   ========    =======     ========

Corporate equity securities are included in other current assets.

                                         						 May 31, 1995
                            				 --------------------------------------------
                                   					      Gross       Gross
				                             Amortized  Unrealized  Unrealized  Estimated
(Dollars in thousands)             Cost       Gains       Losses    Fair Value
                            				 --------------------------------------------

State and municipal securities   $148,153   $    214    $  (228)    $148,139
Corporate debt securities          49,773         76         -        49,849
U.S. Government and agency
  securities                       27,633         39         -        27,672
                            				 --------   --------   --------     --------

Total                            $225,559   $    329    $  (228)    $225,660
                            				 ========   ========    =======     ========

Realized gains or losses on sales of available-for-sale securities for the years ended May 31, 1996 and 1995 were not significant. The cost of securities sold is based on the specific identification method.

The contractual maturities of available-for-sale debt securities at May 31,1996 are as follows:

                                   					   Amortized  Estimated
(Dollars in thousands)                        Cost    Fair Value
                                   					   ---------  ----------

Within one year                             $171,071   $170,896
Over one year to two years                   112,136    111,682
                                   					    --------   --------

Temporary cash investments                  $283,207   $282,578
                                   					    ========   ========


Note 5:  Inventories

Inventories at May 31 consist of:

(Dollars in thousands)                        1996       1995
                                   					    --------   --------
Finished goods                              $132,363   $104,535
Work-in-process                               22,310     31,102
Raw materials                                 86,345     47,122
                                   					    --------   --------
Total                                       $241,018   $182,759
                                   					    ========   ========


Note 6:  Property and Equipment

Property and equipment at May 31 consists of:

(Dollars in thousands)                        1996       1995
                                   					    --------   --------
Land                                        $ 15,257   $  1,303
Buildings                                     35,226      7,365
Machinery and equipment                      325,262    222,320
Furniture and fixtures                        35,475     22,999
Leasehold improvements                        30,218     20,270
Construction in progress                      29,514     16,787
                                   					    --------   --------

Total                                        470,952    291,044
Accumulated depreciation and
  amortization                              (224,300)  (146,100)
                                   					    --------   --------

Property and equipment - net                $246,652   $144,944
                                   					    ========   ========


Note 7:  Accrued and Other Liabilities

Accrued and other liabilities at May 31 consist of:

(Dollars in thousands)                        1996       1995
                                   					    --------   --------

Accrued payroll and related expenses        $ 49,761   $ 46,613
Accrued product warranty                      30,574     22,756
Accrued cooperative advertising               20,300     12,773
Other accrued liabilities                    110,985     67,934
                                   					    --------   --------

Accrued and other liabilities               $211,620   $150,076
                                   					    ========   ========


Note 8:  Borrowing Arrangements and Commitments

During the first quarter of fiscal 1995, the Company signed a five-year lease for 225,000 square feet (Phase I) of office and manufacturing space to be built on land adjacent to its existing headquarters in Santa Clara. The Company commenced occupancy of the facility in the first quarter of fiscal 1996, and payments on the lease started in the second quarter of fiscal 1996. The
Company amended the lease agreement on February 1, 1996 to add 150,000 square feet of office and manufacturing space and a parking garage (Phase II) to be built on adjacent land. The amended lease expires in five years and provides the Company with an option to purchase both Phase I and II properties or arrange for the sale of the properties to a third party with a guaranteed residual value of up to $57.8 million to the seller of the property. The Company anticipates that it will commence occupancy of, and begin lease payments on, the significant portion of the Phase II property in the fourth quarter of fiscal 1997. Future minimum lease payments are included in the table below.

As of May 31, 1996, the Company had approximately $22 million in capital expenditure commitments, primarily associated with the expansion and refurbish-ment of facilities and product manufacturing lines.

The Company has a $40 million revolving bank credit agreement which expires on December 31, 1996. Under the agreement, the Company may select among various interest rate options, including borrowing at the bank's prime rate. The agreement requires that the Company maintain certain financial ratios and minimum net worth. At May 31, 1996, all such requirements were met and there were no outstanding borrowings under the agreement. The Company has no restrictions on paying cash dividends on its common stock.

In November 1994, the Company completed a private placement of $110 million aggregate principal amount of convertible subordinated notes under Rule 144A of the Securities Act of 1933. The notes mature in 2001. Interest is payable semi-annually at 10.25% per annum. The notes are convertible at the option of the note holders into the Company's common stock at an initial conversion price of $34.563 per share. Beginning in November 1997, the notes become redeemable at the option of the Company at an initial redemption price of 102.929% of the principal amount. The Company has reserved 3,182,640 shares of common stock for the conversion of these notes.

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

Future operating lease commitments are as follows:

Fiscal year                 (Dollars in thousands)
- --------------------------------------------------
1997                                      $ 31,556
1998                                        26,517
1999                                        22,262
2000                                        18,885
2001                                        11,544
Thereafter                                   7,004
                                   					  --------
Total                                     $117,768
                                   					  ========

Rent expense was $28.2 million, $19.9 million, and $15.6 million for fiscal 1996, 1995, and 1994, respectively.


Note 9:  Common Stock

The Company's common stock was split two-for-one on August 25, 1995 for share-holders of record on August 4, 1995. All applicable share and per share data has been restated to give effect to this stock split.

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

Stock Option Plans. The Company has stock option plans under which employees and directors may be granted options to purchase common stock. Options are generally granted at not less than the fair market value at grant date, vest over a four-year period, and expire ten years after the grant date. A summary of option transactions under the plans follows:

                                   					      Years ended May 31,
(In thousands
except price per share)               1996           1995          1994
                            				      ----           ----          ----
Number of option shares:
Granted and assumed                   6,912          8,164         10,349
Exercised                            (6,661)        (6,932)        (7,900)
Canceled                             (1,489)        (1,271)          (998)
                            				     ------         ------         ------
Outstanding at end of year           26,289         27,527         27,566
                            				     -------------------------------------
Option price per share:
Granted and assumed                 $4.65-51.63    $0.02-46.93    $0.22-51.29
Exercised                            0.02-46.13     0.22-33.33     0.22-19.42
Canceled                             0.02-51.00     0.37-51.29     0.23-19.42
                            				    -----------    -----------    -----------
Outstanding at end of year          $0.02-51.63    $0.02-46.93    $0.22-51.29

In connection with the fiscal 1996 acquisitions discussed in Note 3, the Company assumed certain outstanding options to purchase common stock of the acquired companies and exchanged them for options to acquire 3.4 million shares of the Company's common stock at exercise prices of $0.24 to $43.52 per share. The Company also assumed certain outstanding warrants to purchase common stock of Primary Access and exchanged them for warrants to acquire 54,000 shares of the Company's common stock at exercise prices of $2.26 to $4.89. All warrants were exercised during fiscal 1996.

On July 13, 1995, the Board of Directors authorized the increase of shares available for future grant under the 1994 Stock Option Plan by 3.7 million shares. At May 31, 1996, options to purchase 12.8 million shares were exercisable, 8.1 million shares were available for future grants, and 34.4 million shares were reserved for issuance under the stock option plans.

Employee Stock Purchase Plan. The Company has an employee stock purchase plan, under which eligible employees may authorize payroll deductions of up to 10 percent of their compensation (as defined) to purchase common stock at a price not less than 85 percent of the lower of the fair market value as of the beginning or the end of the offering period. On September 28, 1995, the shareholders of the Company approved an amendment to increase the share reserve under the employee stock purchase plan by 6.0 million shares. At May 31, 1996,
6.1 million shares of common stock were reserved for issuance under this plan.

Restricted Stock Plan. The Company has a restricted stock plan, under which shares of common stock are reserved for issuance at no cost to key employees. Compensation expense, equal to the fair market value on the date of the grant, is recognized as the granted shares vest over a one-to-four year period. On September 28, 1995, the shareholders of the Company approved an amendment to increase the share reserve under the restricted stock plan by 500,000 shares. At May 31, 1996, 703,000 shares were reserved for future issuance.

Stock Repurchase Program. The Board of Directors has authorized the Company to repurchase up to 30.0 million shares of common stock. Under this authorization, 24.5 million shares have been repurchased and the Company may repurchase up to an additional 5.5 million shares of common stock.


Note 10:  Foreign Exchange Contracts

Intercompany balances and balance sheet exposures. The Company does not use derivative financial instruments for speculative or trading purposes. The Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. Gains and losses on the foreign exchange contracts are included in other income - net, which offset foreign exchange gains or losses from revaluation of foreign currency-denominated balance sheet items and intercompany balances. The contracts require the Company to exchange foreign currencies for U.S. dollars or vice versa, and generally mature in one month, unless otherwise noted below.

At May 31, 1996, the Company had outstanding foreign exchange forward contracts of $24.1 million, which have remaining maturities of one month. In addition, the Company entered into foreign exchange forward contracts to minimize fluctuation in the expected U.S. dollar cost to purchase manufacturing equipment due to movements in the Japanese Yen-to-U.S. dollar exchange rate.
At May 31, 1996, the outstanding foreign exchange contracts related to the manufacturing equipment were $5.6 million. The contracts require the Company to exchange U.S. dollars for Japanese Yen and have remaining maturities from three to four months. Gains and losses on the forward contracts, if significant, are included in construction in progress.

The Company also entered into a foreign exchange forward contract to minimize fluctuations in the expected U.S. dollar cost to purchase and refurbish a UK facility due to movements in the British Pound Sterling (GBP). The forward contract matured in May 1996 to coincide with the purchase of the facility.
At May 31, 1996, the Company held the equivalent of $10.7 million in cash in GBP as a hedge against commitments to refurbish the facility. Gains and losses on this hedge, if significant, are included in construction in progress.

At May 31, 1995, the Company had outstanding foreign exchange forward contracts of $16.7 million, excluding the foreign exchange contract related to an Irish manufacturing facility for $10.1 million, which was subsequently completed during fiscal 1996.


Note 11:  Financial Instruments Fair Value Disclosure

The following summary disclosures are made in accordance with the provisions of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," which requires the disclosure of fair value information about both on- and off-balance sheet financial instruments where it is practicable to estimate the value. Fair value is defined in SFAS 107 as the amount at which an instrument could be exchanged in a current transaction between willing parties, rather than in a forced or liquidation sale, which is not the Company's intent.

Because SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

                                 					May 31, 1996          May 31, 1995
                           				    --------------------  --------------------
                            				    Carrying  Estimated   Carrying  Estimated
(Dollars in thousands)               Amount   Fair Value   Amount   Fair Value
                          				     ------------------------------------------
Assets:
  Cash and cash equivalents         $216,759  $216,759    $159,908  $159,908
  Temporary cash investments         282,578   282,578     225,660   225,660
  Corporate equity securities         15,619    15,619          -         -

Liabilities:
  Convertible subordinated notes    $110,000  $182,463    $110,000  $138,050

Commitments:
  Foreign exchange contracts        $ 29,752  $ 29,711    $ 26,796  $ 26,782

The following methods and assumptions were used in estimating the fair values of financial instruments:

Cash and cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate their estimated fair values.

Temporary cash investments, corporate equity securities, convertible sub-ordinated notes, and foreign exchange contracts. The fair value of temporary cash investments, corporate equity securities, convertible subordinated notes, and foreign exchange contracts are based on quoted market prices.


Note 12:  License

In fiscal 1994, the Company licensed certain in-process wireless technology from Pacific Monolithics, Inc. This technology was still under development and, accordingly, $2.4 million of the $2.5 million cost of obtaining this license represented in-process technology and was charged to operations in fiscal 1994.


Note 13:  Acquisition-related charges and other

Acquisition-related charges for the year ended May 31, 1996 consisted of acquisition costs of $69.0 million related to the acquisition of Chipcom (see
Note 3) and approximately $1.0 million for a settlement of litigation. The $69.0 million charge includes $60.8 million of exit expenses and $8.2 million of direct transaction costs (consisting primarily of investment banking and other professional fees). Exit expenses include approximately $37.8 million of costs of eliminating duplicate and discontinued products, $5.1 million of severance and related costs for approximately 80 employees primarily associated with duplicate or discontinued product lines, field sales and administrative functions, $4.3 million of costs of eliminating duplicate facilities and $13.6 million of other acquisition-related costs. Total expected cash expenditures relating to the acquisition-related charges are $24.7 million, of which $13.5 million was disbursed prior to May 31, 1996 and the remaining $11.2 million is expected to be paid within the next twelve months.

Acquisition-related charges for the year ended May 31, 1995 consists of direct transaction costs of $11.2 million related to 3Com's acquisitions of Sonix and Primary Access, and Chipcom's acquisition of Artel (see Note 3). Offsetting the acquisition-related charges in fiscal 1995 was a $1.1 million reduction in accrued costs associated with the fiscal 1991 restructuring based on revised estimates of future costs.


Note 14:  Other Income - Net

Other income - net consists of:                    Years ended May 31,
                                   					    -------------------------------
(Dollars in thousands)                        1996        1995        1994
                                   					      ----        ----        ----

Interest income                             $21,636     $12,338     $ 5,177
Interest expense                            (12,611)     (7,144)       (635)
Other                                        (2,237)       (299)       (564)
                                   					    -------     -------     -------

Total                                       $ 6,788     $ 4,895     $ 3,978
                                   					    -------     -------     -------

Note 15:  Income Taxes

The provision for income taxes consists of:        Years ended May 31,
                                   					    -------------------------------
(Dollars in thousands)                        1996        1995        1994
                                   					      ----        ----        ----
Current:
  Federal                                  $ 67,645    $ 69,113    $ 39,676
  State                                      22,957      22,112       9,743
  Foreign                                    46,163      23,380      17,622
                                   					   --------    --------    --------
Total current                               136,765     114,605      67,041
                                   					   --------    --------    --------

Deferred:
  Federal                                    (3,195)    (22,333)    (10,673)
  State                                      (3,449)     (7,790)       (330)
  Foreign                                       494         310       1,053
                                   					   --------    --------    --------
Total deferred                               (6,150)    (29,813)     (9,950)
                                   					   --------    --------    --------

Total                                      $130,615    $ 84,792    $ 57,091
                                   					   ========    ========    ========

The components of the net deferred tax assets at May 31, consist of:

(Dollars in thousands)                       1996        1995
                                   					     ----        ----

Deferred tax assets:
  Reserves not recognized for tax purposes $ 65,537    $ 40,855
  Net operating loss carryforwards           24,229      21,987
  Amortization and depreciation              20,418      24,801
  Other                                      17,494      19,439
  Valuation allowance                       (27,491)    (27,982)
                                   					   --------    --------

Total deferred tax assets                   100,187      79,100
					                                      --------    --------
Deferred tax liabilities:
  Unremitted earnings                       (32,406)    (12,828)
  Net unrealized gain on
    available-for-sale
    securities                               (4,821)       (123)
  Other                                          -       (1,279)
                                   					   --------    --------

Net deferred tax assets                    $ 62,960    $ 64,870
                                   					   ========    ========

The valuation allowance relates primarily to the remaining portion of acquired net operating losses as the Company believes that, due to various limitations, it is more likely than not that such benefits will not be realized. The allowance also relates to certain expenses, the realization of which is not assured on future state income tax returns. The valuation allowance decreased $491,000 in fiscal 1996, and increased $15.8 million and $1.8 million in 1995 and 1994, respectively.

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

                                         						   Years ended May 31,
                                         						   -------------------
                                   					      1996        1995        1994
                                   					      ----        ----        ----

Tax computed at federal statutory rate        35.0%       35.0%       35.0%
State income taxes, net of federal effect      4.1         4.1         3.7
Foreign sales corporation                     (0.7)       (1.1)       (3.1)
Tax exempt investment income                  (0.6)       (0.9)       (3.2)
Benefit of net operating loss carryforwards      -           -        (4.0)
Provision for combined foreign and U.S.
  taxes on certain foreign income at rates
  less than U.S. rates                        (4.6)       (3.5)       (2.4)
Non-deductible book losses                       -           -         1.5
Research tax credits                          (0.1)       (1.5)       (4.4)
Non-deductible purchased in-process
  technology                                   7.6         3.1       105.0
Effect of tax law changes                        -           -        (2.8)
Other                                          1.6         1.8         0.9
                                   					      ----        ----       -----

Total                                         42.3%       37.0%      126.2%
                                   					      ====        ====       =====

Income before income taxes for the years ended May 31, 1996, 1995, and 1994 includes income of $241.1 million, $131.2 million and $58.2 million, respectively from the Company's foreign subsidiaries. The Company has not provided for federal income taxes on approximately $107.3 million of undistributed earnings of its foreign subsidiaries in countries in which the statutory tax rates are less than the U.S. rates. The Company intends to reinvest in subsidiary operations indefinitely. If such undistributed earnings were to be remitted, the related tax liability would be approximately $29.8 million.


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

Sales, operating income and identifiable assets, classified by the major geographic areas in which the Company operates, are as follows:

(Dollars in thousands)                        1996        1995        1994
                                   					      ----        ----        ----

Revenues from unaffiliated
  customers:
United States operations                   $1,104,350  $  767,484  $  513,759
Export sales from United States
  operations                                  456,906     302,670     173,742
European operations                           764,992     523,151     324,032
Other                                             853         164          -
                                   					   ----------  ----------  ----------
Total                                      $2,327,101  $1,593,469  $1,011,533
                                   					   ==========  ==========  ==========

Transfers from geographic areas
  (eliminated in consolidation):
United States operations                   $  241,680  $  144,862  $  112,418
European operations                           107,295     123,360      52,595
Other                                          15,465         439          -
                                   					   ----------  ----------  ----------
Total                                      $  364,440  $  268,661  $  165,013
                                   					   ==========  ==========  ==========

Operating income (loss):
United States operations                   $  103,020  $  105,305  $  (35,794)
European operations                           247,399     143,349      63,306
Other                                          21,185      (2,351)        587
Eliminations                                  (69,923)    (21,847)     (4,602)
                                   					   ----------  ----------  ----------
Total                                      $  301,681  $  224,456  $   23,497
                                   					   ==========  ==========  ==========

Identifiable assets:

United States operations                   $1,091,091  $  874,607
European operations                           441,668     239,947
Other                                          32,015      10,895
Eliminations                                  (39,657)    (50,639)
                                   					   ----------  ----------
Total                                      $1,525,117  $1,074,810
                                   					   ==========  ==========

Operating income (loss) for the United States operations for the years ended May 31, 1996, 1995 and 1994 included charges of approximately $52.4 million, $68.7 million and $134.5 million, respectively, for purchased in-process technology resulting from the Company's acquisitions in those years (see Note
3). In connection with the acquisition of Chipcom, approximately $63.0 million of acquisition-related costs was charged to the United States operations in fiscal 1996 (see Note 13). Transfers between geographic areas are accounted for at prices representative of unaffiliated party transactions.


Note 17:  Litigation

On October 13, 1995, the Company acquired Chipcom, which had already been named as a defendant in the litigation described below. On May 30, 1995, a complaint was filed in the United States District Court for the District of Massachusetts entitled Lucille Nappo, Marc Linsky, Constandine Machakos, and Mary Machakos v. Chipcom Corp., John Robert Held, Robert Peter Badavas, Bruce L. Cohen, Menachem
E. Abraham, and Jerald G. Fishman. The named plaintiffs purport to represent the class of persons who purchased Chipcom's common stock during the period from and including February 8, 1995 through and including May 26, 1995. The com-plaint alleged violations by the defendants of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and sought unspecified damages. On June 7, 1995, a complaint alleging very similar claims was filed against the same defendants in the same Court by Anthony Mallozzi. A third similar complaint was filed against the same defendants in the same Court on June 8, 1995, by Daniel List. A fourth similar complaint was filed in the same Court on June 16, 1995, entitled Sean J. Carney and Nicholas Giannantonio v. Chipcom Corp., John Held, and Robert Badavas. A fifth similar complaint was filed in the same
Court on June 16, 1995, entitled Manuel C. DeSousa and Barbara J. DeSousa v. Chipcom Corp., John Held, and Robert Badavas. The cases were consolidated for pretrial purposes pursuant to an order entered by the Court on June 15, 1995. The consolidated action is entitled In re: Chipcom Securities Litigation, Civil Action No. 95-111114DPW. A Consolidated Complaint was filed on Sep-tember 13, 1995, and an Amended Consolidated Complaint was filed on November 30, 1995.

The defendants' motion to dismiss the Amended Consolidated Complaint was granted without leave to amend on May 1, 1996. The dismissal covers all five cases.
The plaintiffs have appealed the order granting the dismissal.

Quarterly Results of Operations (Unaudited)

			                     Fiscal 1996 Quarters Ended              Fiscal 1995 Quarters Ended
              		   --------------------------------------|---------------------------------------
		                  May 31    Feb 29    Nov 30    Aug 31    May 31    Feb 28    Nov 30    Aug 31
              		     1996      1996      1995      1995      1995      1995      1994      1994
- -------------------------------------------------------------------------------------------------
(Dollars in thousands
except per share data)

Sales              $660,266  $606,002  $563,544  $497,289  $476,256  $425,759  $376,771  $314,683
              		   --------  --------  --------  --------  --------  --------  --------  --------

Gross margin        350,508   321,183   296,825   261,739   256,855   228,833   201,725   167,963
Gross margin %        53.1%     53.0%     52.7%     52.6%     53.9%     53.7%     53.5%     53.4%
              		   --------  --------  --------  --------  --------  --------  --------  --------

Operating income     71,711   113,010    29,921    87,039    87,122    75,738    12,098    49,498
              		   --------  --------  --------  --------  --------  --------  --------  --------

Net income           29,498    74,590    16,345    57,421    54,153    48,504     9,257    32,645
Net income %           4.5%     12.3%      2.9%     11.5%     11.4%     11.4%      2.5%     10.4%
              		   --------  --------  --------  --------  --------  --------  --------  --------
Fully diluted net
  income per share $   0.16  $   0.42  $   0.09  $   0.33  $   0.31  $   0.28  $   0.05  $   0.20
		                 --------  --------  --------  --------  --------  --------  --------  --------

Net income for the quarter ended May 31, 1996 included a charge of approximately $52.4 million ($.29 per share) for purchased in-process technology and a charge of approximately $1.0 million (approximately $.01 per share) for a litigation settlement. Net income for the quarter ended November 30, 1995 included a charge of approximately $69.0 million ($.28 per share) for merger-related costs. Net income for the quarter ended May 31, 1995 included a charge of approximately $6.1 million ($.04 per share) for merger-related costs. Net income for the quarter ended February 28, 1995 included a charge of approximately $7.9 million ($.03 per share) for purchased in-process technology. Net income for the quarter ended November 30, 1994 included a charge of approximately $60.8 million ($.23 per share) for purchased in-process technology and a credit of $1.1 million ($.01 per share) for a reduction in accrued restructuring costs. Net income for the quarter ended August 31, 1994 included a charge of approximately $5.1 million ($.02 per share) for merger-related costs. See Notes 3 and 13 to the Consolidated Financial Statements for additional information on the above transactions. Excluding the non-recurring items noted above, pro forma net income and net income per share on a fully diluted basis would have been as follows:

                     			Fiscal 1996 Quarters Ended              Fiscal 1995 Quarters Ended
             		   --------------------------------------|--------------------------------------
		                 May 31    Feb 29    Nov 30   Aug 31     May 31   Feb 28    Nov 30    Aug 31
             		     1996      1996      1995     1995       1995     1995      1994      1994
- ------------------------------------------------------------------------------------------------
(Dollars in thousands,
except per share data)

Pro forma net
  income           $82,469   $74,590   $65,553   $57,421   $60,253   $53,481   $45,937   $35,874
Pro forma net
  income
  per share        $  0.46   $  0.42   $  0.37   $  0.33   $  0.35   $  0.31   $  0.27   $  0.22
              		   -------   -------   -------   -------   -------   -------   -------   -------


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.



				 PART III

ITEM 10.  Directors and Executive Officers of 3Com

The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference to the information contained in the section captioned "Election of Directors" in 3Com's definitive Proxy Statement for the Annual Meeting of Shareholders to be held September 26, 1996 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date. For information with respect to the executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.


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
		Statements and Financial Statement Schedule of this
		Form 10-K.


       	(2) Financial Statement Schedule--See Index to Consolidated Financial Statements and Financial Statement Schedule of this Form 10-K.

	       (3)     Exhibits--See Exhibit Index of this Form 10-K.

(b) The Registrant did not file or amend any reports on Form 8-K during the last quarter of the fiscal year ended May 31, 1996.

(c)     See Exhibit Index of this Form 10-K.

(d) See Index to Consolidated Financial Statements and Financial Statement Schedule of this Form 10-K.


				EXHIBIT INDEX

	Exhibit
	Number  Description
	------  -----------
	3.1 Amended and Restated Articles of Incorporation (Exhibit 19.1 to Form 10-Q) (6)
	3.2     Certificate of Amendment of the Amended and Restated Articles
		of Incorporation (Exhibit 3.2 to Form 10-K) (15)
	3.3     Bylaws, as amended and restated (Exhibit 4.2 to Form S-8) (10)
	3.4     Certificate of Amendment of the Amended and Restated Articles
		of Incorporation (Exhibit 4.1 to Form S-8) (23)
	4.1     Reference is made to Exhibit 3.1 (Exhibit 4.1 to Form 10-K) (15)
	4.2 Indenture Agreement between 3Com Corporation and The First National Bank of Boston for the private placement of convertible subordinated notes dated as of November 1, 1994 (Exhibit 5.2 to Form 8-K) (18)
	4.3 Placement Agreement for the private placement of convertible subordinated notes dated November 8, 1994 (Exhibit 5.1 to
		Form 8-K) (18)
	4.4 Amended and Restated Rights Agreement dated December 31, 1994 (Exhibit 10.27 to Form 10-Q) (19)
	10.1    1983 Stock Option Plan, as amended (Exhibit 10.1 to Form 10-K)
		(7)*
	10.2    Amended and Restated Incentive Stock Option Plan (4)*
	10.3    License Agreement dated March 19, 1981 (1)
	10.4    First Amended and Restated 1984 Employee Stock Purchase Plan,
		as amended (Exhibit 19.1 to Form 10-Q) (8)*
	10.5 Second Amended and Restated 1984 Employee Stock Purchase Plan (Exhibit 10.5 to Form 10-Q)(24)*
	10.6    License Agreement dated as of June 1, 1986 (Exhibit 10.16 to
		Form 10-K) (3)
	10.7    3Com Corporation Director Stock Option Plan, as amended
		(Exhibit 19.3 to Form 10-Q) (8)*
	10.8    Amended 3Com Corporation Director Stock Option Plan (Exhibit
		10.8 to Form 10-Q)(24)*
	10.9 Bridge Communications, Inc. 1983 Stock Option Plan, as amended (Exhibit 4.7 to Form S-8) (2)*
	10.10 3Com Headquarters Lease dated December 1, 1988, as amended (Exhibit 10.14 to Form 10-K) (7)
	10.11   Ground Lease dated July 5, 1989 (Exhibit 10.19 to Form 10-K)
		(5)
	10.12   Sublease Agreement dated February 9, 1989 (Exhibit 10.20 to
		Form 10-K) (5)
	10.13   Credit Agreement dated April 21, 1993 (Exhibit 10.11 to Form
		10-K) (9)
	10.14   Amendment to Credit Agreement (Exhibit 10.20 to Form 10-Q) (14)
	10.15   Second Amendment to Credit Agreement (Exhibit 10.21 to Form
		10-Q) (14)
	10.16 3Com Corporation Restricted Stock Plan dated July 9, 1991 (Exhibit 19.2 to Form 10-Q) (8)*
	10.17   Amended 3Com Corporation Restricted Stock Plan (Exhibit 10.17
		to Form 10-Q)(24)*
	10.18 Form of Escrow and Indemnification Agreement for Directors and Officers (Exhibit 10.15 to Form 10-Q) (11)
	10.19 Agreement and Plan of Reorganization dated December 16, 1993 among 3Com Corporation, 3Sub Corporation and Synernetics,
		Inc. (Exhibit 7.1 to Form 8-K) (12)
	10.20 Side Agreement Regarding Agreement and Plan of Reorganization dated January 14, 1993 among 3Com Corporation, 3Sub Corporation and Synernetics, Inc. (Exhibit 7.2 to Form 8-K) (12)
	10.21 Agreement and Plan of Reorganization dated January 18, 1994 (Exhibit 7.2 to Form 8-K) (13)
	10.22 Indemnification and Escrow Agreement dated February 2, 1994 (Exhibit 7.3 to Form 8-K) (13)
	10.23   1994 Stock Option Plan (Exhibit 10.22 to Form 10-K) (15)*
	10.24   Lease Agreement between BNP Leasing Corporation, as Landlord,
		and 3Com Corporation, as Tenant, effective as of July 14, 1994 (Exhibit 10.23 to Form 10-Q) (16)
	10.25 Second amendment to Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant,
		dated February 1, 1996 (25)
	10.26 Purchase Agreement between BNP Leasing Corporation and 3Com Corporation, dated July 14, 1994 (Exhibit 10.24 to Form 10-Q)
		(16)
	10.27 First amendment to Purchase Agreement between BNP Leasing Corporation and 3Com Corporation, dated February 1, 1996 (27)
	10.28 Asset Purchase Agreement dated September 18, 1994 among 3Com Corporation, NiceCom, Ltd., and Nice Systems, Ltd. (Exhibit
		7.1 to Form 8-K) (17)
	10.29 First Amendment to Asset Purchase Agreement dated October 17, 1994 among 3Com Corporation, NiceCom, Ltd., and Nice Systems, Ltd. (Exhibit 7.2 to Form 8-K) (17)
	10.30 Acquisition and Exchange Agreement dated March 22, 1995 among 3Com Corporation and Shareholders of Sonix Communications
		Limited (Exhibit 7.1 to Form 8-K) (20)
	10.31 Agreement and Plan of Reorganization, dated March 21, 1995, by and among 3Com Corporation, Anuinui Acquisition Corporation and Primary Access Corporation (Appendix A to prospectus included
		in Form S-4) (21)
	10.32   Amendment to Agreement and Plan of Reorganization, dated
		May 30, 1995 by and among 3Com Corporation, Anuinui Acquisition Corporation and Primary Access Corporation (Appendix A-1 to prospectus included in Form S-4) (21)
	10.33 Escrow Agreement, dated June 9, 1995 by and among 3Com Corporation, The First National Bank of Boston and Tench Coxe, Kathryn C. Gould and William R. Stensrud as Shareholders'
		Agents (Exhibit 10.27 to Form S-4) (21)
	10.34   Agreement and Plan of Merger dated as of July 26, 1995 among
		3Com Corporation, Chipcom Acquisition Corporation and Chipcom Corporation (Exhibit 2.1 to Form S-4) (22)
- -------------------------------------------------------------------------------
	21.1    Subsidiaries of the Registrant
	23.1    Deloitte & Touche LLP Consent and Report on Schedule
	23.2    Consent of Price Waterhouse LLP
	23.3    Report of Independent Accountants on Financial Statement
       		Schedule
	23.4    Independent Auditor's Report on Schedule and Consent
	27.     Financial Data Schedule
- -------------------------------------------------------------------------------
	*       Indicates a management contract or compensatory plan.
	(1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement on Form S-1 filed January 25, 1984 (File No. 2-89045)
	(2) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Registration Statement on Form S-8 filed October 13, 1987
		(File No. 33-17848)
	(3)     Incorporated by reference to the corresponding Exhibit or the
		Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed August 29, 1987 (File
		No. 0-12867)
	(4) Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form S-4 filed on August 31, 1987
		(File No. 33-16850)
	(5)     Incorporated by reference to the corresponding Exhibit or the
		Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 28, 1989
		(File No. 0-12867)
	(6) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhihit to Registrant's Form 10-Q filed on January 2, 1991 (File No. 0-12867)
	(7) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 27, 1991 (File No. 0-12867)
	(8) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed January 10, 1992 (File No. 0-12867)
	(9) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 27, 1993 (File No. 0-12867)
	(10) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Registration Statement on Form S-8, filed on November 24, 1993 (File No. 33-72158)
	(11) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 14, 1994 (File No. 0-12867)
	(12) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 8-K filed on January 31, 1994 (File No. 0-12867)
	(13) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 8-K filed on February 11, 1994 (File No. 0-12867)
	(14) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on April 13, 1994 (File No. 0-12867)
	(15) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 31, 1994 (File No. 0-12867)
	(16) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on October 16, 1994 (File No. 0-12867)
	(17) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 8-K filed on November 1, 1994 (File No. 0-12867)
	(18) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 8-K filed on November 16, 1994 (File No. 0-12867)
	(19) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 13, 1995 (File No. 0-12867)
	(20) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 8-K filed on May 16, 1995 (File No. 0-12867)
	(21) Incorporated by reference to the Exhibit or other item identified in parentheses previously filed as an Exhibit to or included in Registrant's Registration Statement on Form S-4, originally filed on March 23, 1995 (File No. 33-58203)
	(22) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Registration Statement on Form S-4, originally filed on August 31, 1995 (File No. 33-62297)
	(23) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Registration Statement on Form S-8, filed on October 19, 1995 (File No. 33-63547)
	(24) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Registration Statement on Form 10-Q, filed on January 15, 1996 (File No. 0-12867)
	(25) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Registration Statement on Form 10-Q, filed on April 12, 1996 (File No. 0-12867)




				 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of August, 1996.

					  3Com Corporation
					    (Registrant)

				 By      /s/ Eric A. Benhamou
				    ______________________________
					  Eric A. Benhamou
				    Chairman, President and Chief
				    Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of August, 1996.

	Signature                      Title
	---------                      -----

	/s/  Eric A. Benhamou          Chairman of the Board,
	---------------------------    President and
	(Eric A. Benhamou)             Chief Executive Officer
                     				       (Principal Executive Officer)


	/s/  Christopher B. Paisley    Vice President, Finance and
	---------------------------    Chief Financial Officer
	(Christopher B. Paisley)       (Financial and
		                      		       Accounting Officer)


	/s/  James L. Barksdale        Director
	---------------------------
	(James L. Barksdale)


	/s/  Gordon A. Campbell        Director
	---------------------------
	(Gordon A. Campbell)


	/s/  David W. Dorman           Director
	---------------------------
	(David W. Dorman)


	/s/  Jean-Louis Gassee         Director
	---------------------------
	(Jean-Louis Gassee)


	/s/  Stephen C. Johnson        Director
	---------------------------
	(Stephen C. Johnson)


	/s/  Philip C. Kantz           Director
	---------------------------
	(Philip C. Kantz)


	/s/  William F. Zuendt         Director
	---------------------------
	(William F. Zuendt)



							      SCHEDULE II

			      3Com Corporation

	       VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
	       For the Years Ended May 31, 1994, 1995 and 1996
			   (Dollars in thousands)

                            				      Additions  Reclassifications
                     			   Balance at charged to    and charges                Pooled      Balance at
                     			   beginning  costs and      to other                 Business       end of
Description                of period  expenses       accounts    Deductions      Net         period
- -----------                ---------  --------       --------    ----------      ---         ------
Year ended May 31, 1994:
Allowance for doubtful
  accounts                  $ 7,821   $ 5,176       $  168 (5)   $ 1,035 (3)        -        $12,130
Product return reserve        4,654     3,234           -          1,949            -          5,939
Accrued product warranty     11,518    13,162          863 (5)    10,527            -         15,016
Restructuring reserves:
  Inventory reserve           1,699        -            -            774            -            925
  Property and equipment
    reserve                      93        -            -             -             -             93
  Accrued restructuring
    costs                     4,057        -            -          1,321            -          2,736
                     			    -------   -------       ------       -------       -------       -------
    Total restructuring
      reserves                5,849        -            -          2,095            -          3,754
                     			    -------   -------       ------       -------       -------       -------

Year ended May 31, 1995:
Allowance for doubtful
  accounts                  $12,130   $ 7,113       $1,214 (5)   $   409 (3)   $  (26) (1)   $20,022
Product return reserve        5,939    13,306          430 (5)     7,682            -         11,993
Accrued product warranty     15,016    23,014          185 (5)    15,674           215 (1)    22,756
Restructuring reserves:
  Inventory reserve             925        -            -            925            -             -
  Property and equipment
    reserve                      93       (93) (4)      -             -             -             -
  Accrued restructuring
    costs                     2,736    (1,007) (4)      -          1,729            -             -
                     			    -------   -------       ------       -------       -------        -------
    Total restructuring
      reserves                3,754    (1,100)          -          2,654            -             -
                     			    -------   -------       ------       -------       -------        -------

Year ended May 31, 1996:
Allowance for doubtful
  accounts                  $20,022   $11,638       $   10 (5)   $ 4,016 (3)   $  (733) (2)   $26,921
Product return reserve       11,993    51,485           -         41,260        (2,957) (2)    19,261
Accrued product warranty     22,756    36,086           40 (5)    28,491           183  (2)    30,574
Acquisition-related
  reserves:
  Inventory reserve              -     27,057           -         12,433            -          14,624
  Property and equipment
    reserve                      -      9,451           -          1,593            -           7,858
  Non-current asset reserve      -      7,812           -          7,812            -              -
  Accrued acquisition-related
    costs                        -     24,680           -         13,477            -          11,203
                     			    -------   -------       ------       -------       -------        -------
    Total acquisition-related
      reserves              $    -    $69,000       $   -        $35,315       $    -         $33,685
	                     		    -------   -------       ------       -------       -------        -------

- -----------------------------------------------------------------------------------------------------

(1) Pooled business - net represents activity of Primary Access for the period for October 1, 1995 through May 31, 1995 (see Note 3 to the Consolidated Financial Statements).
(2) Pooled business - net represents activity of Chipcom for the period for January 1, 1995 through May 31, 1995 (see Note 3 to the Consolidated Financial Statements).
(3)     Accounts written off - net of recoveries.
(4) Reduction in restructuring reserves based on current estimates of future costs.
(5)     Adjustments relating to purchased businesses.




			       EXHIBIT 21.1

		      3COM CORPORATION SUBSIDIARIES

3Com Asia Limited (Hong Kong)
3Com Benelux B.V. (The Netherlands)
3Com Canada Inc. (Toronto)
3Com Credit Corporation (California, U.S.A.)
3Com do Brasil Servicos Ltda. (Brazil)
3Com de Chile S.A. (Chile)
3Com de Mexico, S.A. de C.V. (Mexico)
3Com Development Corporation (California, U.S.A.)
3Com Engineering Limited (United Kingdom)
3Com Europe Limited (United Kingdom)
3Com Far East Limited (Cayman Islands)
3Com GmbH (Germany)
3Com Holdings Limited (Cayman Islands)
3Com International, Inc. (Delaware, U.S.A.)
3Com Ireland (Cayman Islands)
3Com Ireland Technologies Limited (Ireland)
3Com Israel Limited (Israel)
3Com Limited (United Kingdom)
3Com Japan K.K. (Japan)
3Com Korea Limited (Korea)
3Com Mediteraneo S.r.l. (Italy)
3Com Network Management Ltd. (Israel)
3Com Nordic AB (Sweden)
3Com Primary Access Corporation (California, U.S.A.)
3Com S.A. (France)
3Com Sonix Limited (United Kingdom)
3Com Technologies Limited (Cayman Islands)
3Com U.K. Holdings Limited (United Kingdom)
3Com (U.K.) Limited (United Kingdom)
3Com World Trade, Inc. (U.S. Virgin Islands)




							    EXHIBIT 23.1

DELOITTE & TOUCHE LLP CONSENT AND REPORT ON SCHEDULE

We consent to the incorporation by reference in Registration Statements Nos. 2-92053, 33-2171, 33-17848 (Post-Effective Amendment No. 1), 33-33803, 33-33807,
33-39323, 33-36911, 33-45176, 33-45231, 33-45233, 33-56952, 33-58708, 33-72158,
033-55265 (Post-Effective Amendment No.l), 033-60379, and 033-63547 of 3Com
Corporation on Form S-8 of our report dated June 24, 1996, appearing in this Annual Report on Form 10-K of 3Com Corporation for the year ended May 31, 1996.

Our audits of the financial statements referred to in our aforementioned report also included the financial statement schedule of 3Com Corporation, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. The financial statement schedule gives retroactive effect to the fiscal 1996 mergers of 3Com Corporation with Chipcom Corporation and Primary Access Corporation, which have been accounted for as poolings-of-interest. We did not audit the information in such financial statement schedule relating to Chipcom Corporation for the two years in the period ended December 31, 1994, which information is included in 3Com Corporation's schedule for the years ended May 31, 1995 and 1994, or relating to Primary Access Corporation for the fifty
- -three weeks ended October 3, 1993, which information is included in 3Com Corporation's schedule for the year ended May 31, 1994. Such information was audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Chipcom Corporation and Primary Access Corporation for fiscal 1995 and 1994, is based solely on the reports of other auditors. In our opinion, based on our audits and the reports of other auditors, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
- -------------------------
DELOITTE & TOUCHE LLP

San Jose, California
August 22, 1996




							   EXHIBIT 23.2

CONSENT OF PRICE WATERHOUSE LLP

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 2-92053, 33-2171, 33-17848 (Post-Effective Amend-ment No. 1), 33-33803, 33-33807, 33-39323, 33-36911, 33-45176, 33-45231,
33-45233, 33-56952, 33-58708, 33-72158, and 33-55265 (Post-Effective
Amendment No. 1), 33-60379 and 33-63547) of 3Com Corporation of our report dated February 7,1995 relating to the financial statements of Chipcom Corporation and of our report on the Finanacial Statement Schedule, which reports are included as exhibits to this Annual Report on Form 10-K.

/s/ Price Waterhouse LLP
- ------------------------
PRICE WATERHOUSE LLP

Boston, Massachusetts
August 22, 1996




							    EXHIBIT 23.3

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Chipcom Corporation

Our audits of the consolidated financial statements of Chipcom Corporation referred to in our report dated February 7, 1995 (which report is included in this Annual Report on Form 10-K) also included an audit of the Financial State-ment Schedule (not presented separately herein) listed in Item 14(a) of the Form 10-K of Chipcom Corporation for the year ended December 31, 1994. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Price Waterhouse, LLP
- -------------------------
PRICE WATERHOUSE LLP

Boston, Massachusetts
February 7, 1995




							   EXHIBIT 23.4

INDEPENDENT AUDITORS' REPORT ON SCHEDULE AND CONSENT

To the Board of Directors of Primary Access Corporation:

The audit referred to in our report dated November 5, 1993, included the related financial statement schedule as of October 3, 1993, and for the fifty-three weeks ended October 3, 1993. This financial statement schedule is the responsibility of the Company's management. Our responsibiility is to express an opinion on this financial statement schedule based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We consent to the incorporation by reference in the registration statements (Nos. 2-92053, 33-2171, 33-17848, 33-33803, 33-33807, 33-39323, 33-36911,
33-45176, 33-45231, 33-45233, 33-56952, 33-58708, 33-72158, 33-55265, 033-60379
and 033-63547) on Form S-8 of 3Com Corporation of our report dated November 5, 1993, relating to the statements of operations, stockholders' equity and cash flows of Primary Access Corporation for the fifty-three weeks ended October 3, 1993 and of our report on financial statement schedule, which reports appear in the Annual Report on Form 10-K of 3Com Corporation for the year ended
May 31, 1996.

                             				     /s/ KPMG Peat Marwick LLP
                             				     -------------------------

San Diego California
August 22, 1996