Form 10-Q
period 1996-08-31
3COM CORP
filed 1996-10-11
CIK 738076

______________________________________________________________________

        				united states
		      securities and exchange commission
   			  Washington,  D. C.  20549



				  FORM 10-Q



	     quarterly report pursuant to section 13 or 15(d) of
		     the securities exchange act of 1934


For the Quarterly Period Ended August 31, 1996    Commission File No. 0-12867

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

		 Yes ....XX....          No ................

As of August 31, 1996, 169,904,038 shares of the Registrant's Common Stock were outstanding.

_______________________________________________________________________


			      3Com Corporation

			     Table of Contents


PART I.  FINANCIAL INFORMATION

Item 1.         Financial Statements

		Consolidated Balance Sheets
		August 31, 1996 and May 31, 1996

		Consolidated Statements of Income
		Quarters Ended August 31, 1996 and 1995

		Consolidated Statements of Cash Flows
		Quarters Ended August 31, 1996 and 1995

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


Signatures




		       PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

			      3Com Corporation
			 Consolidated Balance Sheets
			   (Dollars in thousands)

                                           						August 31,      May 31,
                                           						   1996          1996
                                           						----------      -------
                                         					       (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                     $  218,035    $  216,759
  Temporary cash investments                       359,111       282,578
  Trade receivables                                418,840       359,182
  Inventories                                      227,375       241,018
  Deferred income taxes                             87,789        79,259
  Other                                             70,933        60,915
                                          						----------    ----------
Total current assets                             1,382,083     1,239,711
						                                          ----------    ----------

Property and equipment-net                         267,531       246,652
Other assets                                        39,916        38,754
                                          						----------    ----------

Total                                           $1,689,530    $1,525,117
                                          						==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                              $  111,418    $  120,211
  Accrued and other liabilities                    241,005       211,620
  Income taxes payable                             106,267        82,690
                                          						----------    ----------
Total current liabilities                          458,690       414,521

Long-term debt                                     110,000       110,000
Other long-term obligations                          5,371         5,492
Deferred income taxes                               22,638        16,299

Shareholders' Equity:
Preferred stock, no par value, 3,000,000 shares
  authorized; none outstanding                          -             -
Common stock, $.01 par value, 400,000,000 shares
  authorized; shares outstanding:  August 31, 1996:
  169,904,038; May 31, 1996:  168,799,586          619,771       597,452
Unamortized restricted stock grants                 (4,144)       (4,487)
Retained earnings                                  472,468       379,358
Unrealized net gain on available-for-sale
  securities                                         5,257         7,159
Accumulated translation adjustments                   (521)         (677)
                                          						----------    ----------

Total shareholders' equity                       1,092,831       978,805
                                          						----------    ----------

Total                                           $1,689,530    $1,525,117
                                          						==========    ==========

See notes to consolidated financial statements.




	      		       3Com Corporation
		       Consolidated Statements of Income
 		     (In thousands except per share data)
                                                  				 (Unaudited)

                                          						      Quarters Ended
                                                 							August 31,
                                          						    ------------------
                                          						    1996          1995
                                          						    ----          ----

Sales                                           $  706,968    $  497,289

Cost of sales                                      325,032       235,550
                                          						----------    ----------

Gross margin                                       381,936       261,739

Operating expenses:
  Sales and marketing                              141,357       102,211
  Research and development                          69,516        51,548
  General and administrative                        29,591        20,941
                                          						----------    ----------
  Total                                            240,464       174,700
                                          						----------    ----------

Operating income                                   141,472        87,039
Other income--net                                    2,894         1,253
                                          						----------    ----------

Income before income taxes                         144,366        88,292
Income tax provision                                51,253        30,871
                                          						----------    ----------

Net income                                      $   93,113    $   57,421
                                          						==========    ==========



Net income per common and
  equivalent share:
    Primary                                     $     0.52    $     0.33
    Fully diluted                               $     0.52    $     0.33

Common and equivalent shares used
  in computing per share amounts:
    Primary                                        179,174       173,833
    Fully diluted                                  179,448       174,520

See notes to consolidated financial statements.




			          3Com Corporation
		    Consolidated Statements of Cash Flows
			      (Dollars in thousands)
       	  			 (Unaudited)

                                          						      Quarters Ended
                                                							 August 31,
                                          						    ------------------
                                          						    1996          1995
                                          						    ----          ----

Cash flows from operating activities:
  Net income                                    $   93,113    $   57,421
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and amortization                   31,987        19,446
    Deferred income taxes                             (875)       11,966
    Adjustment to conform fiscal year of pooled
      entity - Chipcom                                  -         (3,048)
    Changes in assets and liabilities, net of effects
      of acquisitions:
	Trade receivables                                 (59,658)      (40,995)
	Inventories                                        11,804       (17,116)
	Other current assets                              (13,365)        2,794
	Accounts payable                                   (8,793)       (1,866)
	Accrued and other liabilities                      30,756        (5,995)
	Income taxes payable                               38,083        14,950
	Acquisition-related reserves                       (1,036)           -
	                                          					----------    ----------

Net cash provided by operating activities          122,016        37,557
                                          						----------    ----------

Cash flows from investing activities:
  Purchase of property and equipment               (48,314)      (38,228)
  Purchase of temporary cash investments          (152,770)      (47,103)
  Proceeds from temporary cash investments          75,401        86,720
  Other-net                                         (2,805)       (7,989)
                                          						----------    ----------

Net cash used for investing activities            (128,488)       (6,600)
                                          						----------    ----------

Cash flows from financing activities:
  Sale of stock                                      7,810         5,444
  Repayments of notes payable and capital
    lease obligations                                 (218)       (1,717)
  Other-net                                            156          (366)
                                          						----------    ----------

Net cash provided by financing activities            7,748         3,361
                                          						----------    ----------

Increase in cash and cash equivalents                1,276        34,318
Cash and cash equivalents at beginning of period   216,759       159,908
                                          						----------    ----------

Cash and cash equivalents at end of period      $  218,035    $  194,226
                                          						==========    ==========

Non-cash financing and investing activities:
  Tax benefit on stock option transactions      $   14,506    $    8,698
  Unrealized net gain (loss) on available-
    for-sale securities                         $   (1,902)   $      122

See notes to consolidated financial statements.




    			       3Com Corporation
		 Notes to Consolidated Financial Statements

1. The consolidated financial statements include the accounts of 3Com Corporation (the "Company") and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the Company's financial position as of August 31, 1996, and the results of operations and cash flows for the quarters ended August
31, 1996 and 1995.

	The results of operations for the quarter ended
August 31, 1996 may not necessarily be indicative of the results to be expected for the fiscal year ending May 31, 1997.

	These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's
Annual Report to Shareholders for the fiscal year ended
May 31, 1996.

2.      Inventories consisted of (in thousands):

                      				  August 31,      May 31,
                       				    1996           1996
                       				    ----           ----

	Finished goods            $  130,224    $  132,363
	Work-in-process               18,604        22,310
	Raw materials                 78,547        86,345
                     				  ----------    ----------

	Total                     $  227,375    $  241,018
                     				  ==========    ==========

3.      Net Income Per Share

	Net income per common and equivalent share is computed based on the weighted average number of common shares and the dilutive effects of stock options outstanding during the period using the treasury stock method. The effect of the assumed conversion of the 10.25% convertible subordinated notes was excluded from the computation as it was antidilutive for the periods presented.

4.      Litigation

	On October 13, 1995, the Company acquired Chipcom, which had already been named as a defendant in the litigation described below. Five complaints were filed between May, 30, 1995 and June 16, 1995 that alleged violations by the defendants of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and sought unspecified damages. The cases were consolidated for pretrial purposes pursuant to an order entered by the Court on June 15, 1995. The consolidated action is entitled In re: Chipcom Securities Litigation, Civil
Action No. 95-111114-DPW. A Consolidated Complaint was filed on September 13, 1995, and an Amended Consolidated
Complaint was filed on November 30, 1995.

	The defendants' motion to dismiss the Amended
Consolidated Complaint was granted without leave to amend on May 1, 1996. The dismissal covers all five cases. The plaintiffs appealed the order granting the dismissal. On
October 1, 1996, the parties to these cases agreed upon what the Company considers to be favorable financial terms for settlement of all five cases, which amount the Company does not consider material to its operations or financial position. Pursuant to the contemplated settlement, which would be subject to the approval of the District Court, it is intended that all claims of all persons which are related to the subject matter of the Consolidated Complaint would be settled and released.

5.      Subsequent Event

	On September 26, 1996, the shareholders of the Company approved a proposal to amend 3Com's Articles of Incorporation to designate a par value of $.01 for each share of common stock. The financial statements have been restated to reflect this event.




			       3Com Corporation

Item 2. Management's Discussion and Analysis of
	Financial Condition and Results of Operations

Results of Operations

Quarters Ended August 31, 1996 and 1995

	The Company achieved record sales in the first quarter of fiscal 1997 totaling $707.0 million, an increase of $209.7 million or 42 percent from the corresponding quarter a year ago. Compared with the fourth quarter of fiscal 1996, sales for the first quarter of fiscal 1997 increased $46.7 million or seven percent.

	The Company believes that the year-over-year increase in first quarter sales is due to several factors, including continued strength in the data networking market as customers migrate to new technologies such as Fast Ethernet, increases in worldwide personal computer sales, and the strength of the Company's product offerings at the edge of the network, including workgroup switching and hubs. The Company also believes that the impact of a strong new product cycle in systems and adapter products and the continuous expansion of 3Com's product offerings and its ability to deliver complete data networking solutions for different connectivity environments contributed to the increase in first quarter sales over the same period a year ago.

	Sales of network systems products (i.e., internetworking platforms, remote access servers, hubs, switching products and customer service) in the first quarter of fiscal 1997 represented 59 percent of total sales and increased 38 percent from the same quarter one year ago. In the first quarter of fiscal 1996, sales of network systems products represented 61 percent of total sales. The increase was led primarily by the LinkSwitch(registered trademark) workgroup switching family, the LinkBuilder(registered trademark) FMSII stackable hub, the SuperStack LinkBuilder FMS 100 Stackable Fast Ethernet Hub, and the CELLplex(trademark) ATM switching family.
The increase was partially offset by a decrease in sales of discontinued product lines acquired from Chipcom. Customer service revenue is included in network systems products (previously this revenue was classified as other products), and accordingly, all sales composition and growth percentages reflect this reclassification.

	Sales of network adapters in the first quarter of fiscal 1997 represented 40 percent of total sales and increased 52 percent from the year-ago period. In the first quarter of fiscal 1996, sales of network adapters represented 37 percent of total sales. The increase in network adapter sales was led primarily by the Fast EtherLink(registered trademark) PCI adapters, EtherLink III family of network adapters, and the EtherLink PC Card adapters.

	Sales of other products represented one percent of total sales in the first quarter of fiscal 1997, compared with two percent of total sales in the first quarter of fiscal 1996, and is not significant to the Company's operations, as expected.

	Sales in the United States for the first quarter of fiscal 1997, comprised 52 percent of total sales, compared to 49 percent in the same period a year ago. Sales growth in the United States was 49 percent when compared to the first quarter of fiscal 1996. The Company believes the growth in sales in the United States can be attributed primarily to increased sales to large enterprise organizations and the enhancement of the Company's product portfolio. International sales for the first quarter of fiscal 1997 increased 35 percent over the same period a year ago, and increased in all geographic regions, primarily in the Asia Pacific region. The Company believes that the growth in International sales is due primarily to the Company's continued global expansion through the opening of new sales offices, and the expansion of its worldwide field sales, service and support programs. The Company's operations were not significantly impacted by fluctuations in foreign currency exchange rates in the first quarters of fiscal 1997 and 1996.

	Cost of sales as a percentage of sales was 46.0 percent in the first quarter of fiscal 1997, compared to 47.4 percent for the first quarter of fiscal 1996. The resulting improvement in gross margin in the first quarter of fiscal
1997 primarily reflected an increased shipment mix of higher margin workgroup switching and stackable system products, and lower product material costs of certain adapter products. The combination of these factors would have increased gross margin by approximately 2.7 percentage points. Factors causing the increase in gross margin were partially offset by increased provisions for excess and obsolete inventories and a higher mix of certain lower margin adapter products, which collectively would have reduced gross margin by approximately
1.3 percentage points.

	Total operating expenses in the first quarter of fiscal
1997 were $240.5 million, or 34.0 percent of sales, compared to $174.7 million, or 35.1 percent of sales, in the first quarter of fiscal 1996.

	Sales and marketing expenses in the first quarter of fiscal 1997 increased $39.1 million or 38 percent from fiscal 1996. As a percentage of sales, sales and marketing expenses decreased to 20.0 percent in the first quarter of fiscal 1997, from 20.6 percent in the corresponding fiscal 1996 period.
The decrease as a percentage of sales is due in part to gains in efficiency following assimilation of the separate sales, marketing and support organizations initially present as a result of the fiscal 1996 acquisition of Chipcom. A recent initiative of the Company is to increase personnel in field sales, service and support organizations to further serve its customers and channel partners, which the Company anticipates may result in a slight increase in sales and marketing expense as a percentage of sales in future periods.

	Research and development expenses in the first quarter of fiscal 1997 increased $18.0 million or 35 percent from the year-ago period. As a percentage of sales, such expenses decreased to 9.8 percent in fiscal 1997, compared to 10.4 percent in the first quarter of fiscal 1996. The increase in research and development expenses was primarily attributable to the cost of developing 3Com's new products, primarily switching, traffic management and adapter products, and the Company's expansion into new technologies and markets. The Company believes the timely introduction of new technologies and products is crucial to its success, and plans to continue to make acquisitions to accelerate time to market where appropriate. Most of the in-process research and development projects acquired in connection with the Company's business acquisitions have been completed. The Company estimates that the remaining costs in connection with the completion of outstanding acquired research and development projects are not significant, and are primarily made up of labor costs for design, prototype development and testing. The Company anticipates total future research and development spending as a percent of sales will not significantly differ from its historical trend.

	General and administrative expenses in the first quarter of fiscal 1997 increased $8.7 million or 41 percent from the same period a year-ago. The increase in general and administrative expenses reflected expansion of the Company's infrastructure through internal growth, and higher provisions for bad debts, as a result of the increased volume of sales.
As a percentage of sales, such expenses remained flat at 4.2 percent, when compared to the same period a year ago.

	Other income (net) was $2.9 million in the first quarter of fiscal 1997, compared to $1.3 million in the first quarter of fiscal 1996. The increase was due primarily to interest income, which increased due to larger cash and investment balances.

	The Company's effective income tax rate was 35.5 percent in the first quarter of fiscal 1997, compared to 35.0 percent in the first quarter of 1996.

	Net income for the first quarter of fiscal 1997 was $93.1 million, or $0.52 per share, compared to net income of $57.4 million, or $0.33 per share, for the first quarter of fiscal 1996. Net income and net income per share increased 62 and 58 percent, respectively, from the first quarter of fiscal 1996.

Business Environment and Risk Factors

	The Company's future operating results may be affected by various trends and factors which the Company must successfully manage in order to achieve favorable operating results. In addition, there are trends and factors beyond the Company's control which affect its operations. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, the cautionary statements set forth below identify important factors that could cause actual results to differ materially from those in any forward-looking statements which may be contained in this report. Such trends and factors include, but are not limited to, adverse changes in general economic conditions or conditions in the specific markets for the Company's products, governmental regulation or intervention affecting communications or data networking, fluctuations in foreign exchange rates, and other factors, including those listed below. The Company participates in a highly volatile and rapidly growing industry which is characterized by vigorous competition for market share and rapid technological development carried out amidst uncertainty over adoption of industry standards and protection of proprietary intellectual property rights. This could result in aggressive pricing practices and growing competition, both from start-up companies and from well-capitalized computer systems and communications companies. The Company's ability to compete in this environment depends upon a number of competitive and market factors, and is subject to the risks set forth in this report.

	The market for the Company's products is characterized by rapidly changing technology. The Company's success depends, in substantial part, on the timely and successful introduction of new products. An unexpected change in one or more of the technologies affecting data networking, or in market demand for products based on a particular technology could have a material adverse effect on the Company's operating results if the Company does not respond timely and effectively to such changes. The Company is engaged in research and development activities in certain emerging LAN and WAN high-speed technologies, such as ATM, ISDN, Fast Ethernet, Gigabit
Ethernet and data-over-cable. As the industry standardizes on high-speed technologies, there can be no assurance that the Company will be able to respond promptly and cost-effectively to compete in the marketplace.

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

	The Company distributes a significant portion of its products through third party distributors and resellers. Due to consolidation in the distribution and reseller channels and the Company's increased volume of sales into these channels, the Company has experienced an increased concentration of credit risk. While the Company continually monitors and manages this risk, financial difficulties on the part of one or more of the Company's resellers may have a material adverse effect on the Company. Likewise, the Company's expansion into certain emerging geographic markets, characterized by economic and political instability and currency fluctuations, may subject the Company's resellers to financial difficulties which may have an adverse impact on the Company.

	The Company will continue to invest during fiscal 1997 in expanding its sales, marketing, service, logistics and manufacturing operations worldwide. The Company's ability to achieve continued sales and earnings growth may be adversely affected unless the Company can successfully implement several projects, including the continued expansion of the Company's direct sales force and the establishment of a new manufacturing and distribution facility in the Asia Pacific region.

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

	The Company has consummated several acquisitions in recent years. There can be no assurance that products, technologies, distribution channels, key personnel and businesses of acquired companies will be effectively assimilated into the Company's business or product offerings, or that such integration will not adversely affect the Company's business, financial condition or results of operations. The difficulties of such integration may be increased by the size and number of such acquisitions and the requirements of coordinating geographically separated organizations. There can be no assurance that any acquired products, technologies or businesses will contribute at anticipated levels to the Company's sales or earnings, that the sales, earnings and technologies under development from acquired businesses will not be adversely affected by the integration process or other general factors. If the Company is not successful in the integration of such acquisitions, there could be an adverse impact on the financial results of the Company. The high-growth nature of the computer networking industry, coupled with critical time-to-market factors, has caused increased competition and consolidation. As a result, there has been a significant increase in the acquisition value of computer networking companies. Future acquisitions are therefore more likely to result in values that are material to the Company's operations. There can be no assurance that the Company will continue to be able to identify and consummate suitable acquisition transactions in the future.

	The Company's business is characterized by the continuous introduction of new products and the management of the transition of those products from prior generations of technology or product platforms. In each product transition cycle, the Company faces the challenge of managing the inventory of its older products, including materials, work-in-process, and products held by resellers. If the Company is not successful in managing these transitions, there could be an adverse impact on the financial results of the Company.

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

	Notwithstanding the Company's increased geographical diversification, the Company's corporate headquarters and a large portion of its research and development activities and other critical business operations are located in California, near major earthquake faults. The Company's business, financial condition and operating results could be materially adversely affected in the event of a major earthquake.

	Because of the foregoing factors, as well as other factors affecting the Company's operating results, past trends and performance should not be presumed by investors to be an accurate indicator of future results or trends.

Liquidity and Capital Resources

	Cash, cash equivalents and temporary cash investments at August 31, 1996 were $577.1 million, increasing $77.8 million, from May 31, 1996.

	For the three months ended August 31, 1996, net cash generated from operating activities was $122.0 million. Trade receivables at August 31, 1996 increased $59.7 million from May 31, 1996 due primarily to an increase in sales. Days sales outstanding in receivables was 53 days at August 31, 1996, compared to 49 days at May 31, 1996. The increase in days sales outstanding is consistent with the trend in previous first fiscal quarters. Inventory levels at August 31, 1996 decreased $13.6 million from the prior fiscal year-end, with inventory turnover increasing to 5.6 turns at August 31, 1996, compared to 5.4 turns at May 31, 1996.

	During the three months ended August 31, 1996, the Company made $48.3 million in capital expenditures. Major capital expenditures included upgrades and additions to product manufacturing lines in Santa Clara and Ireland, continuing development of the Company's worldwide information systems, and purchases and upgrades of desktop systems.

	During the first quarter of fiscal 1997, the Company received cash of $7.8 million from the sale of its common stock to employees through its option plans.

	The Company leases and occupies 225,000 square feet of office and manufacturing space adjacent to its existing headquarters in Santa Clara (Phase I). The Company amended this lease agreement on February 1, 1996 to add 150,000 square feet of office and manufacturing space and a parking garage (Phase II) to be build on adjacent land. The amended lease expires in five years and provides the Company with an option to purchase both Phase I and II properties, or arrange for the sale of the properties, to a third party with a guaranteed residual value of up to $57.8 million to the seller of the properties. The Company anticipates that it will commence occupancy of and begin lease payments on the significant portion of the Phase II property in the fourth quarter of fiscal 1997.

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

Subsequent Event

	On October 7, 1996 the Company announced a definitive agreement to acquire OnStream Networks, Inc. (OnStream) located in Santa Clara, California. OnStream develops, manufactures and supports high-speed, broadband network access and management products for enterprises and telecommunications carriers. The transaction will be accounted for as a pooling-of-interests. The Company expects to issue approximately 3.3 million shares of its common stock and options to purchase 500,000 shares of its common stock in exchange for all outstanding stock and options of OnStream. The merger is subject to a number of conditions including the effectiveness of a registration statement covering the shares to be issued and approval by the shareholders of OnStream, and is expected to be completed in November 1996. As a result of the merger, it is expected that the combined company will incur a charge of approximately $5 to $10 million, primarily for direct transaction costs. These non-recurring costs will be charged to the Company's operations in the fiscal quarter in which the merger is consummated.




		      PART II.      OTHER INFORMATION

Item 1. Legal Proceedings

	On October 13, 1995, the Company acquired Chipcom, which had already been named as a defendant in the litigation described below. Five complaints were filed between May 30, 1995 and June 16, 1995 that alleged violations by the defendants of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and sought unspecified damages. The cases were consolidated for pretrial purposes pursuant to an order entered by the Court on June 15, 1995. The consolidated action is entitled In re: Chipcom Securities Litigation, Civil
Action No. 95-111114-DPW. A Consolidated Complaint was filed on September 13, 1995, and an Amended Consolidated
Complaint was filed on November 30, 1995.

	The defendants' motion to dismiss the Amended
Consolidated Complaint was granted without leave to amend on May 1, 1996. The dismissal covers all five cases. The plaintiffs appealed the order granting the dismissal. On
October 1, 1996, the parties to these cases agreed upon what the Company considers to be favorable financial terms for settlement of all five cases, which amount the Company does not consider material to its operations or financial position. Pursuant to the contemplated settlement, which would be subject to the approval of the District Court, it is intended that all claims of all persons which are related to the subject matter of the Consolidated Complaint would be settled and released.

Item 2. Changes in Securities

		None.

Item 3. Defaults Upon Senior Securities

		None.

Item 4. Submission of Matters to a Vote of Security Holders

		None.

Item 5. Other Information

		None.

Item 6. Exhibits and Reports on Form 8-K

		(a)     Exhibits

			No exhibits were required to be filed for the quarter ending August 31, 1996.

		(b)     Reports on Form 8-K

			None.




				 Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					 3Com Corporation
					 (Registrant)



Dated: October 11, 1996              By: /s/ Christopher B. Paisley
      ------------------                 --------------------------
                                   					 Christopher B. Paisley
                                  	 				 Senior Vice President Finance
                                  		 			 and Chief Financial Officer
                                 				 	 (Principal Financial Officer)