Form 10-Q
period 1996-11-30
3COM CORP
filed 1997-01-13
CIK 738076

______________________________________________________________

united states
securities and exchange commission
Washington,  D. C.  20549



FORM 10-Q



X quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934


For the Quarterly Period Ended November 30, 1996
Commission File No. 0-12867

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

Yes ....XX....          No ................

As of November 30, 1996, 175,961,677 shares of the
Registrant's Common Stock were outstanding.

______________________________________________________________


3Com Corporation

Table of Contents


PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

		Consolidated Balance Sheets
		November 30, 1996 and May 31, 1996

		Consolidated Statements of Income
		Quarters and Six Months Ended November 30, 1996 and 1995

		Consolidated Statements of Cash Flows
		Six Months Ended November 30, 1996 and 1995

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


Signatures


3Com, EtherLink, and ONcore are registered trademarks and CELLplex and SuperStack are trademarks of 3Com Corporation.



PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

3Com Corporation
Consolidated Balance Sheets
(Dollars in thousands)

					                                      November 30,          May 31,
					                                          1996               1996
                                     					 ------------          -------
					                                       (Unaudited)

ASSETS
Current Assets:
   Cash and cash equivalents              $  350,141          $  216,759
   Temporary cash investments                392,237             282,578
   Trade receivables                         463,029             359,182
   Inventories                               235,353             241,018
   Deferred income taxes                      94,103              79,259
   Other                                      88,342              60,915
                                   					  ----------          ----------
Total current assets                       1,623,205           1,239,711

Property and equipment-net                   309,032             246,652
Other assets                                  48,889              38,754
                                   					  ----------          ----------

Total                                     $1,981,126          $1,525,117
                                   					  ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                       $  177,275          $  120,211
   Accrued and other liabilities             252,964             211,620
   Income taxes payable                      131,463              82,690
                                   					  ----------          ----------
Total current liabilities                    561,702             414,521

Long-term debt                               110,225             110,000
Other long-term obligations                    4,512               5,492
Deferred income taxes                         28,950              16,299

Shareholders' Equity:
   Preferred stock, no par value,
       3,000,000 shares
       authorized; none outstanding               -                   -
   Common stock, $.01 par value,
       400,000,000 shares
       authorized; shares outstanding:
       November 30, 1996:
	175,961,677; May 31, 1996:
	168,799,586                                 712,320             597,452
   Unamortized restricted stock grants        (4,963)             (4,487)
   Notes receivable on common stock             (139)                 -
   Retained earnings                         560,071             379,358
   Unrealized gain on available-for-sale
     securities                                9,082               7,159
   Accumulated translation adjustments          (634)               (677)
		                                   			  ----------          ----------

Total shareholders' equity                 1,275,737             978,805
                                   					  ----------          ----------

Total                                     $1,981,126          $1,525,117
                                   					  ==========          ==========

See notes to consolidated financial statements.



3Com Corporation
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

			                             Quarter Ended            Six Months Ended
			                             	November 30,              November 30,
			                           1996         1995         1996          1995
			                           ----         ----         ----          ----

Sales                      $820,296      $563,544   $1,530,436    $1,060,833

Cost of sales               371,306       266,719      697,953       502,269
                     			   --------      --------   ----------    ----------

Gross Margin                448,990       296,825      832,483       558,564
                     			   --------      --------   ----------    ----------

Operating expenses:
  Sales and marketing       164,086       118,920      306,756       221,131
  Research and
    development              80,228        56,082      151,121       107,630
  General and administrative 35,558        22,902       65,596        43,843
  Acquisition-related
    charges                   6,600        69,000        6,600        69,000
                     			   --------       -------   ----------    ----------
      Total                 286,472       266,904      530,073       441,604
			                        --------       -------   ----------    ----------

Operating income            162,518        29,921      302,410       116,960
Other income-net              4,788         1,930        7,721         3,183
                     			   --------       -------   ----------    ----------

Income before income taxes  167,306        31,851      310,131       120,143
Income tax provision         61,737        15,506      112,990        46,377
                     			   --------       -------   ----------    ----------

Net income               $  105,569    $   16,345   $  197,141    $   73,766
                     			 ==========    ==========   ==========    ==========


Net income per common and
   equivalent share:
	Primary                 $      .57    $      .09   $     1.07    $      .42
	Fully diluted           $      .56    $      .09   $     1.06    $      .42

Common and equivalent shares used
	in computing per share amounts:
	Primary                    186,215       176,319      184,556       175,077
	Fully diluted              187,137       176,396      185,154       175,459

See notes to consolidated financial statements.



3Com Corporation
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

					                                          		 Six Months Ended
				                                           			   November 30,
							                                              ------------
 						                                          1996             1995
	                                     					      ----             ----
Cash flows from operating activities:
	Net income                                 $  197,141       $   73,766
	Adjustments to reconcile net income
	  to cash provided by operating
	  activities:
	Depreciation and amortization                  70,503           39,602
	Deferred income taxes                          (3,426)           9,074
	Adjustment to conform fiscal year of
	  pooled entity                                 4,850           (3,048)
	Non-cash acquisition-related costs                 -            44,320
	Changes in assets and liabilities,
	  net of effects of acquisitions:
		Trade receivables                           (102,488)         (98,674)
		Inventories                                    5,766          (22,741)
		Other current assets                         (25,779)          (7,485)
		Accounts payable                              56,439           12,238
		Accrued and other liabilities                 39,338           21,872
		Income taxes payable                          99,278            9,482
						                                      ----------       ----------

Net cash provided by operating activities      341,622           78,406
	                                   					   ----------       ----------

Cash flows from investing activities:
	Purchase of property and equipment           (118,154)         (87,073)
	Purchase of temporary cash investments       (211,257)        (113,804)
	Proceeds from temporary cash investments      103,214          147,701
	Other-net                                     (17,063)          (3,391)
                                   						   ----------       ----------

Net cash used for investing activities        (243,260)         (56,567)
                                   						   ----------       ----------

Cash flows from financing activities:
	Sale of stock                                  37,383           20,719
	Repayments of notes payable and capital
	  lease obligations                            (1,386)          (2,749)
	Other-net                                        (977)            (308)
                                   						   ----------       ----------

Net cash provided by financing activities       35,020           17,662
                                      			   ----------       ----------

Increase in cash and cash equivalents                 133,382           39,501
Cash and cash equivalents at beginning of period      216,759          159,908
                                          						   ----------       ----------

Cash and cash equivalents at end of period         $  350,141       $  199,409
                                          						   ==========       ==========

Non-cash operating, investing and financing activities:
	Tax benefit on stock option transactions          $   50,505       $   30,181
	Unrealized net gain on available-for-sale
	  securities                                      $    1,923       $   24,237

See notes to consolidated financial statements.


3Com Corporation
Notes to Consolidated Financial Statements

1.      Basis of Presentation

	On October 31, 1996, 3Com Corporation (the Company) acquired OnStream Networks, Inc. (OnStream) which was accounted for as a pooling-of-interests. All financial data of the Company for the quarter ended August 31, 1996 has been restated to include the financial information of OnStream in accordance with generally accepted accounting principles and pursuant to Regulation S-X. Prior periods have not been restated as the impact was not significant to the Company's operations.

	The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the Company's financial position as of November 30, 1996, and the results of operations and cash flows for the quarters and six months ended November 30, 1996 and 1995.

	The results of operations for the quarter and six months ended November 30, 1996 may not necessarily be indicative of the results to be expected for the fiscal year ending May 31, 1997.

	These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's
Annual Report to shareholders and Form 10-K for the fiscal year ended May 31, 1996.

2.      Inventories consisted of (in thousands):

				                        November 30,         May 31,
				                            1996               1996
                      			       ----               ----

	Finished goods               $136,371           $132,363
	Work-in-process                16,602             22,310
	Raw materials                  82,380             86,345
                     				     --------           --------

	Total                        $235,353           $241,018
                      			     ========           ========

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

4.      Business Combination

	On October 31, 1996, the Company acquired OnStream by issuing approximately 3.4 million shares of its common stock in exchange for all the outstanding stock of OnStream. The Company also assumed and exchanged all options to purchase OnStream stock for options to purchase approximately 400,000 shares of the Company's common stock. The acquisition was accounted for as a pooling-of-interests. No significant adjustments were required to conform the accounting policies of the Company and OnStream. Financial data of the Company has been restated for the quarter ended August 31, 1996 to include the historical financial information of OnStream for that period. As the historical operations of OnStream were not significant to any period presented, the Company's financial statements for prior years have not been restated. The financial effect of the prior year's results of operations of OnStream has been accounted for as a $18.0 million charge against retained earnings in the first quarter of fiscal 1997. Financial information as of November 30, 1996 and for the quarter and six months then ended reflects the Company's and OnStream's operations for those periods. OnStream is a provider of Asynchronous Transfer Mode (ATM) and broadband wide area network (WAN) and access products.

	The following table shows the effect on the results of operations as restated for the quarter ended August
31, 1996.

						                         Quarter ended
						                         August 31,1996
						                         --------------
(In thousands)

		Sales:
			3Com                            $706,968
			OnStream                           3,172
                            							--------
			Combined                        $710,140
				                            			========

		Net income (loss):
			3Com                            $ 93,113
			OnStream                          (1,541)
                            							--------
			Combined                        $ 91,572
						                            	========


As a result of the acquisition, the Company recorded acquisition-related charges, primarily transaction costs, totaling $6.6 million in the second quarter of fiscal
1997.


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



3Com Corporation

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

Acquisition

	During the second quarter of fiscal 1997, 3Com (the Company) extended its WAN product solutions for enterprise organizations, network service provider and Internet service provider markets with the acquisition of OnStream Networks, Inc. (OnStream), a provider of ATM and broadband WAN and access products. The acquisition was completed on October 31, 1996. The Company issued approximately 3.4 million shares of its common stock in exchange for all the outstanding stock of OnStream. The Company also assumed and exchanged all options to purchase OnStream stock for options to purchase approximately 400,000 shares of the Company's common stock. The acquisition was accounted for as a pooling-of-interests and financial data of the Company for the quarter ended August 31, 1996 has been restated to include the financial information of OnStream for such periods. See Note 4 of Notes to Consolidated Financial Statements for additional information on the Company's business combination.

Results of Operations

Quarters Ended November 30, 1996 and 1995

	The Company achieved record sales in the second quarter of fiscal 1997 totaling $820.3 million, an increase of $256.8 million or 46 percent from the corresponding quarter a year ago. Compared with the first quarter of fiscal 1997, sales for the second quarter of fiscal 1997 increased $110.2 million or 16 percent.

	The Company believes that the year-over-year increase in second quarter sales is due to several factors, including continued growth in the data networking market as the Internet, corporate Intranets, client server applications and remote access services stimulate customers to migrate to higher speed technologies such as Fast Ethernet and ATM, the growth in the PC market generated from a strong PC upgrade cycle, and the strength of the Company's product offerings at the edge of the network, including workgroup switches and hubs. The Company also believes that the impact of a strong new product cycle in systems and adapter products, the continuous expansion of 3Com's product offerings, and its ability to deliver complete data networking solutions for different connectivity environments contributed to the increase in second quarter sales over the same period a year ago.

	Sales of network systems products (i.e., internetworking platforms, remote access servers, hubs, switching products and customer service) in the second quarter of fiscal 1997 increased 41 percent from the same quarter one year ago. The increase was led primarily by the SuperStackTM II stackable systems, the ONcorer intelligent switching system, and the CELLplexTM ATM High-Function switching family. Customer service revenue is included in network systems products (in previous years, this revenue was classified in the other product category), and accordingly, all sales composition and growth percentages reflect this reclassification. In the second quarter of fiscal 1997, network systems products represented 56 percent of total sales, compared to 58 percent in the year-ago quarter.

	Sales of network adapters in the second quarter of fiscal
1997 increased 55 percent from the year-ago period. The increase in network adapter sales represented a significant increase in unit volume partially offset by a decline in average selling prices. The increase in sales was led primarily by the Fast EtherLinkr PCI adapters, the EtherLink
III family of network adapters, and the EtherLink PC Card adapters. In the second quarter of fiscal 1997, sales of network adapters represented 43 percent of total sales, compared to 40 percent in the year-ago quarter.

	Sales of other products represented one percent of total sales in the second quarter of fiscal 1997, compared with two percent of total sales in the second quarter of fiscal 1996, and is not significant to the Company's operations, as expected.

	International sales for the second quarter of fiscal 1997 comprised 53 percent of total sales, and increased 41 percent over the same period a year ago. International sales increased in all geographic regions, with especially strong growth in the Asia Pacific and Latin America regions. The Company believes that the growth in international sales is due primarily to the Company's continued global expansion through the opening of new sales offices, and the expansion of its worldwide field sales, service and support programs. Sales in the United States for the second quarter of fiscal 1997, comprised 47 percent of total sales, compared to 46 percent in the same period a year ago. Sales growth in the United States was 51 percent when compared to the second quarter of fiscal 1996. The Company believes the sales growth in the United
States can be attributed primarily to increased sales to large enterprises, and the enhancement of the Company's product portfolio. The Company's operations were not significantly impacted by fluctuations in foreign currency exchange rates in the second quarters of fiscal 1997 and 1996.

	Cost of sales as a percentage of sales was 45.3 percent in the second quarter of fiscal 1997, compared to 47.3 percent for the second quarter of fiscal 1996. The resulting improvement in gross margin in the second quarter of fiscal 1997 primarily reflected an increased shipment mix of higher margin workgroup switching and stackable hub system products, and lower product material costs of certain adapter products. Factors causing the increase in gross margin were partially offset by a higher mix of certain lower margin adapter products and increased provisions for excess and obsolete inventories.

	Total operating expenses in the second quarter of fiscal 1997 were $286.5 million, compared to $266.9 million, in the second quarter of fiscal 1996. Excluding the acquisition-related charge of $6.6 million for OnStream (see Note 4 of Notes to Consolidated Financial Statements), total operating expenses in the second quarter of fiscal 1997 were $279.9 million or 34.1 percent of sales. Excluding the acquisition-related charge of $69.0 million in connection with the acquisition of Chipcom Corporation (Chipcom), total operating expenses in the second quarter of fiscal 1996 were $197.9 million, or 35.1 percent of sales.

	Sales and marketing expenses in the second quarter of fiscal 1997 increased $45.2 million or 38 percent compared to the second quarter of fiscal 1996. As a percentage of sales, sales and marketing expenses decreased to 20.0 percent in the second quarter of fiscal 1997, from 21.1 percent in the corresponding fiscal 1996 period. The decrease as a percentage of sales is due in part to gains in efficiency following assimilation of the separate sales, marketing and support organizations initially present as a result of the fiscal 1996 acquisition of Chipcom. One of the Company's initiatives is to increase personnel in field sales, service and support organizations to further serve its customers and channel partners, which the Company anticipates may result in an increase in sales and marketing expense as a percentage of sales in future periods.

	Research and development expenses in the second quarter
of fiscal 1997 increased $24.1 million or 43 percent from the year-ago period.  The increase in research and development
expenses was primarily attributable to the cost of developing
3Com's new products, primarily switching and network
management, and the Company's expansion into new technologies and markets.  As a percentage of sales, research and
development expenses decreased to 9.8 percent in the second
quarter of fiscal 1997, from 10.0 percent in the same period a year ago.  The Company believes the timely introduction of new technologies and products is crucial to its success, and plans to continue to make acquisitions to accelerate time to market
where appropriate.   Most of the in-process research and
development projects acquired in connection with the Company's business acquisitions have been completed. The Company estimates that the remaining costs in connection with the completion of outstanding acquired research and development projects are not significant, and are primarily made up of labor costs for design, prototype development and testing.

	General and administrative expenses in the second quarter of fiscal 1997 increased $12.7 million or 55 percent from the same period a year ago. The increase in general and administrative expenses reflected expansion of the Company's infrastructure and higher provisions for bad debts as a result of the increased volume of sales. As a percentage of sales, such expenses increased to 4.3 percent in the second quarter of fiscal 1997 from 4.1 percent the same period a year ago.

	Other income (net) was $4.8 million in the second quarter of fiscal 1997, compared to $1.9 million in the second quarter of fiscal 1996. The increase was due primarily to interest income, which increased due to larger cash and investment balances.

	The Company's effective income tax rate was 36.9 percent in the second quarter of fiscal 1997, compared to 48.7 percent in the second quarter of 1996. Excluding the merger costs associated with the OnStream acquisition, which were not tax deductible, the effective tax rate was 35.5 percent in the second quarter of fiscal 1997. Excluding the merger costs associated with the Chipcom acquisition, which were not fully tax deductible, the effective tax rate was 35.0 percent in the second quarter of fiscal 1996.

	Net income for the second quarter of fiscal 1997 was $105.6 million, or $.56 per share, compared to net income of $16.3 million, or $.09 per share, for the second quarter of fiscal 1996. Excluding the merger costs associated with the OnStream acquisition, net income was $112.2 million, or $.60 per share for the quarter ended November 30, 1996. Excluding the merger costs associated with the Chipcom acquisition, net income was $65.6 million, or $.37 per share for the quarter ended November 30, 1995.

Six Months Ended November 30, 1996 and 1995

	The Company achieved record sales for the first six months of fiscal 1997 totaling $1,530.4 million, an increase of $469.6 million or 44 percent from the corresponding period a year ago. Sales of network systems products in the first six months of fiscal 1997 represented 58 percent of total sales and increased 40 percent from the same period one year ago. Sales of network adapters in the first six months of fiscal 1997 represented 42 percent of total sales and increased 54 percent from the same period last year. International sales comprised 51 percent of total sales and increased 38 percent from the first six months of fiscal 1996, while sales in the United States increased 51 percent from the first six months of fiscal 1996.

	Cost of sales as a percentage of sales was 45.6 percent for the first six months of fiscal 1997, compared to 47.3 percent for the corresponding fiscal 1996 period. The resulting improvement in gross margin in the first six months of fiscal 1997 primarily reflected an increased shipment mix of higher margin workgroup switching and stackable hub system products, and lower product material costs of certain adapter products. Factors causing the increase in gross margin were partially offset by a higher mix of certain lower margin adapter products and increased provisions for excess and obsolete inventories.

	Total operating expenses in the first six months of fiscal 1997 were $530.1 million compared to $441.6 million in the first six months of fiscal 1996. Excluding the $6.6 million charge associated with the OnStream acquisition, total operating expenses in the first six months of fiscal 1997 were $523.5 million, or 34.2 percent of sales. Excluding the $69.0 million charge associated with the Chipcom acquisition, total operating expenses in the first six months of fiscal 1996 were $372.6 million, or 35.1 percent of sales. The increase in recurring operating expenses of $150.9 million, or 40 percent, reflected increased selling costs related to higher sales volume, the cost of developing and promoting the Company's products and an increase in personnel when compared to the corresponding period in fiscal 1996.

	In the first six months of fiscal 1997, sales and marketing expenses increased $85.6 million or 39 percent from the prior year and decreased to 20.0 percent of sales, compared to 20.8 percent of sales in fiscal 1996. The decrease as a percentage of sales is due in part to gains in efficiency following assimilation of the separate sales, marketing and support organizations initially present as a result of the fiscal 1996 acquisition of Chipcom. Research and development expenses increased $43.5 million in the first six months of fiscal 1997, but decreased as a percentage of sales to 9.9 percent compared to 10.1 percent in fiscal 1996. General and administrative expenses increased $21.8 million in the first six months of fiscal 1997, and increased as a percentage of sales to 4.3 percent compared to 4.1 percent in the first six months of fiscal 1996.

	Other income (net) was $7.7 million for the first six months of fiscal 1997, compared to $3.2 million in the corresponding period one year ago. The increase in other income was due primarily to higher interest income, which increased due to larger cash and investment balances.

	The Company's effective income tax rate was approximately
36.4 percent in the first six months of fiscal 1997 compared to approximately 38.6 percent in the first six months of fiscal 1996. Excluding the merger costs associated with the OnStream acquisition, which were not tax deductible, the effective tax rate was 35.7 percent for the first six months of fiscal 1997. Excluding the merger costs associated with the Chipcom acquisition, which were not fully tax deductible, the effective tax rate was 35.0 percent for the first six months of fiscal 1996.

	Net income for the first six months of fiscal 1997 was $197.1 million, or $1.06 per share, compared to net income of $73.8 million, or $.42 per share, for the first six months of fiscal 1996. Excluding the aforementioned $6.6 million charge associated with the acquisition of OnStream, net income was $203.7 million, or $1.10 per share, for the first six months of fiscal 1997. Excluding the merger costs associated with the acquisition of Chipcom, net income was $123.0 million, or $.70 per share, for the first six months of fiscal 1996.

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

	The market for the Company's products is characterized by rapidly changing technology. The Company's success depends, in substantial part, on the timely and successful introduction of new products. An unexpected change in one or more of the technologies affecting data networking, or in market demand for products based on a particular technology could have a material adverse effect on the Company's operating results if the Company does not respond timely and effectively to such changes. The Company is engaged in research and development activities in certain emerging LAN and WAN high-speed technologies, such as ATM, ISDN, Fast Ethernet, Gigabit
Ethernet and data-over-cable. As the industry standardizes on high-speed technologies, there can be no assurance that the Company will be able to respond promptly and cost-effectively to compete in the marketplace. In addition, if the PC industry migrates toward standardizing the integration of network interface capabilities on the PC motherboard, it could have an adverse impact on the Company's adapter business.

	A Company initiative is to increase the Company's direct sales force and other skilled personnel, such as system and development engineers. Should the Company's growth rate continue at levels commensurate with historical trends, the Company will need to further expand the recruitment of qualified personnel. Recruiting and retaining skilled personnel, especially in certain locations in which the Company operates, is highly competitive. Unless the Company can successfully recruit such personnel, the Company's ability to achieve continued growth in sales and earnings may be adversely affected.

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

	The Company will continue to invest during fiscal 1997 in expanding its sales, marketing, service, logistics and manufacturing operations worldwide. The Company's ability to achieve continued sales and earnings growth may be adversely affected unless the Company can successfully and timely implement several projects, including the continued expansion of the Company's direct sales force and the establishment of a new manufacturing and distribution facility in the Asia
Pacific region.

	Acquisitions of complementary businesses and technologies, including technologies and products under development, are an active part of the Company's overall business strategy. Certain of the Company's major competitors have also been engaged in merger and acquisition transactions. Such consolidations by competitors are creating entities with increased market share, customer base, technology and marketing expertise, sales force size, or proprietary technology in segments in which the Company competes. These developments may adversely affect the Company's ability to compete in such segments.

	The Company has recently consummated the acquisition of OnStream and has completed several other acquisitions in recent years. There can be no assurance that products, technologies, distribution channels, key personnel and businesses of acquired companies will be effectively assimilated into the Company's business or product offerings, or that such integration will not adversely affect the Company's business, financial condition or results of operations. The difficulties of such integration may be increased by the size and number of such acquisitions and the requirements of coordinating geographically separated organizations. There can be no assurance that any acquired products, technologies or businesses will contribute at anticipated levels to the Company's sales or earnings, that the sales, earnings and technologies under development from acquired businesses will not be adversely affected by the integration process or other general factors. If the Company is not successful in the integration of such acquisitions, there could be an adverse impact on the financial results of the Company. The high-growth nature of the computer networking industry, coupled with critical time-to-market factors, has caused increased competition and consolidation.
As a result, there has been a significant increase in the acquisition cost of computer networking companies. Future acquisitions are therefore more likely to result in costs that are material to the Company's operations. There can be no assurance that the Company will continue to be able to identify and consummate suitable acquisition transactions in the future. However, should the Company consummate acquisitions in the future, the impact may result in increased dilution of the Company's earnings.

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

	The market price of the Company's common stock has been, and may continue to be, extremely volatile. Factors such as new product announcements by the Company or its competitors, quarterly fluctuations in the Company's operating results, challenges associated with integration of businesses and general conditions in the data networking market, such as a decline in industry growth rates, may have a significant impact on the market price of the Company's common stock.
These conditions, as well as factors which generally affect the market for stocks of high technology companies, could cause the price of the Company's stock to fluctuate substantially over short periods.

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

Liquidity and Capital Resources

	Cash, cash equivalents and temporary cash investments at November 30, 1996 were $742.4 million, increasing $243.0 million from May 31, 1996.

	For the six months ended November 30, 1996, net cash generated from operating activities was $341.6 million. Trade receivables at November 30, 1996 increased $103.8 million from May 31, 1996. Days sales outstanding in receivables was 51 days at November 30, 1996, compared to 49 days at May 31, 1996. Inventory levels at November 30, 1996 decreased $5.7 million from the prior fiscal year-end. Inventory turnover increased to 6.4 turns at November 30, 1996, compared to 5.4 turns at May 31, 1996.

	During the six months ended November 30, 1996, the Company made approximately $118.2 million in capital expenditures. Major capital expenditures included a purchase of land in Santa Clara, California, upgrades and additions to product manufacturing lines and facilities in Ireland, purchases and upgrades of desktop systems, and the continuing development of the Company's worldwide information systems.

	During the first six months of fiscal 1997, the Company received cash of $37.4 million from the sale of its common stock to employees through its employee stock purchase and option plans. In the second quarter of fiscal 1997, the Company's board of directors voted to rescind the Company's previously announced share repurchase program, as a result of uncertainties regarding the SEC's Interpretation of Staff Accounting Bulletin No. 96 (SAB 96). SAB 96 raises the possibility that under certain circumstances, companies which have announced share repurchase programs will not have the flexibility to employ the pooling-of-interests method when making acquisitions.

	During the second quarter of fiscal 1997, 3Com Technologies, a wholly-owned subsidiary of the Company, signed a lease for 7 acres of land in Changi, Republic of Singapore. The Company began construction of 325,000 square feet of office and manufacturing space in December of 1996, and plans to occupy the manufacturing facility in the third quarter of fiscal 1998.

	During the second quarter of fiscal 1997, the Company purchased a 14.25 acre parcel of land and signed a two-year lease for a 57.75 acre parcel of adjacent land near its existing headquarters in Santa Clara. The lease arrangement provides the Company with an option to purchase the related property or at the end of the lease arrange for the sale of the property to a third party with a maximum obligation of the Company of up to $42.1 million to the seller of the property. The Company plans to enter into a building lease and begin construction of a research and development campus in July 1997, and expects to commence occupancy and begin lease payments in the second quarter of fiscal 1999.

	During the second quarter of 1997, the Company signed a new lease for 495,000 square feet of office and manufacturing space on its Santa Clara headquarters, which were initially occupied in the first quarter of fiscal 1991. The new lease term extends through November, 2001, with the option to extend for up to two 5-year terms. This arrangement also provides the Company with an option to purchase the related property or at the end of the lease arrange for the sale of the property to a third party with a maximum obligation of the Company of up to $63.6 million to the seller of the property.

	The Company leases and occupies 225,000 square feet of office and manufacturing space adjacent to its existing headquarters in Santa Clara (Phase I). The Company amended this lease agreement on February 1, 1996 to add 150,000 square feet of office and manufacturing space and a parking garage (Phase II) to be built on adjacent land. The amended lease expires in five years and provides the Company with an option to purchase both Phase I and II properties, or at the end of the lease arrange for the sale of the properties to a third party with a maximum obligation of the Company of up to $57.8 million to the seller of the properties. The Company anticipates that it will commence occupancy of and begin lease payments on a significant portion of the Phase II property in the fourth quarter of fiscal 1997.

	The three aforementioned leases require the Company to maintain specified financial covenants, all of which the Company was in compliance with as of November 30, 1996.

	As of November 30, 1996, the Company had outstanding approximately $47 million in commitments primarily associated with the purchase of land, construction and expansion of office and manufacturing space in Singapore, Ireland and Israel.

	The Company had a $40 million revolving bank credit agreement which expired December 31, 1996. In December 1996, the Company renegotiated the revolving bank credit agreement, which now provides for borrowings of up to $100 million, and expires December 20, 1999. Payment of cash dividends are permitted under the credit agreement, subject to certain limitations based on net income levels of the Company. The Company has not paid and does not anticipate it will pay cash dividends on its Common stock. The credit agreement requires the Company to maintain specified financial covenants. As of November 30, 1996, no amount was outstanding under the credit agreement and the Company was in compliance with all required covenants.

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

Item 2. Changes in Securities

		On September 26, 1996, the shareholders
approved the amendment of the Articles of Incorporation to designate a par value of $.01 for each share of Common stock.

Item 3. Defaults Upon Senior Securities

		None.

Item 4. Submission of Matters to a Vote of Security Holders

		(a)     The Annual Meeting of
Shareholders was held on September 26, 1996.

		(b)     Each of the persons named in the
Proxy Statement as a nominee for director was elected and the proposals listed below were approved. The following are the voting results on each of the proposals:

	    Proposal I
	    ----------
	Election of Directors     In Favor        Withheld
	---------------------     --------        --------
	James L. Barksdale       147,202,309      1,493,215
	Eric A. Benhamou         147,209,801      1,485,723
	Gordon A. Campbell       147,193,365      1,502,159
	Philip C. Kantz          147,193,377      1,502,147


	    Proposal II
	    -----------
	    To establish a par value of $.01 per
	    share for the Company's Common Stock

				  In Favor     Opposed  Abstain   No Vote
				  --------     -------  -------   -------
				 147,087,983   148,160  323,956  1,135,425


	    Proposal III
	    ------------
	    1983 Stock Option Plan limiting the
	    number of shares that may be granted
	    to any employee in any fiscal year.

				 139,214,018 7,990,989  355,092  1,135,425


	    Proposal IV
	    -----------
	    Ratification of appointment of
	    Deloitte & Touche LLP as the
	    Company's independent auditors for
	    fiscal 1997.
				 148,383,399    95,243  216,882       --


Item 5. Other Information

		None.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

	Exhibit
	Number  Description
	------  -----------

	3.1     Amended and Restated Articles of
Incorporation (Exhibit 19.1 to Form 10-Q)
(6)
	3.2     Certificate of Amendment of the
Amended and Restated Articles of
Incorporation (Exhibit 3.2 to Form 10-K)
(15)
	3.3     Bylaws, as amended and restated
(Exhibit 4.2 to Form S-8) (10)
	3.4     Certificate of Amendment of the
Amended and Restated Articles of
Incorporation (Exhibit 4.1 to Form S-8)
(23)
	3.5     Certificate of Amendment of the
Amended and Restated Articles of
Incorporation, dated October 4, 1996, as
filed on October 9, 1996
	4.1     Reference is made to Exhibit 3.1
(Exhibit 4.1 to Form 10-K) (15)
	4.2     Indenture Agreement between 3Com
Corporation and The First National Bank of
Boston for the private placement of
convertible subordinated notes dated as of
November 1, 1994 (Exhibit 5.2 to Form 8-K)
(18)
	4.3     Placement Agreement for the
private placement of convertible
subordinated notes dated November 8, 1994
(Exhibit 5.1 to Form 8-K) (18)
	4.4     Amended and Restated Rights
Agreement dated December 31, 1994 (Exhibit
10.27 to Form 10-Q) (19)
	10.1    1983 Stock Option Plan, as
amended (Exhibit 10.1 to Form 10-K) (7)*
	10.2    Amended and Restated Incentive
Stock Option Plan (4)*
	10.3    License Agreement dated March
19, 1981 (1)
	10.4    First Amended and Restated 1984
Employee Stock Purchase Plan, as amended
(Exhibit 19.1 to Form 10-Q) (8)*
	10.5    Second Amended and Restated 1984
Employee Stock Purchase Plan (Exhibit 10.5
to Form 10-Q)(24)*
	10.6    License Agreement dated as of
June 1, 1986 (Exhibit 10.16 to Form 10-K)
(3)
	10.7    3Com Corporation Director Stock
Option Plan, as amended (Exhibit 19.3 to
Form 10-Q) (8)*
	10.8    Amended 3Com Corporation
Director Stock Option Plan (Exhibit 10.8
to Form 10-Q)(24)*
	10.9    Bridge Communications, Inc. 1983
Stock Option Plan, as amended (Exhibit 4.7
to Form S-8) (2)*
	10.10   3Com Headquarters Lease
dated December 1, 1988, as amended
(Exhibit 10.14 to Form 10-K) (7)
	10.11   Ground Lease dated July 5,
1989 (Exhibit 10.19 to Form 10-K) (5)
	10.12   Sublease Agreement dated
February 9, 1989 (Exhibit 10.20 to Form
10-K) (5)
	10.13   Credit Agreement dated
April 21, 1993 (Exhibit 10.11 to Form 10-
K) (9)
	10.14   Amendment to Credit
Agreement (Exhibit 10.20 to Form 10-Q)
(14)
	10.15   Second Amendment to Credit
Agreement (Exhibit 10.21 to Form 10-Q)
(14)
	10.16   3Com Corporation Restricted
Stock Plan dated July 9, 1991 (Exhibit
19.2 to Form 10-Q) (8)*
	10.17   Amended 3Com Corporation
Restricted Stock Plan (Exhibit 10.17 to
Form 10-Q)(24)*
	10.18   Form of Escrow and
Indemnification Agreement for Directors
and Officers (Exhibit 10.15 to Form 10-Q)
(11)
	10.19   Agreement and Plan of
Reorganization dated December 16, 1993
among 3Com Corporation, 3Sub Corporation
and Synernetics, Inc. (Exhibit 7.1 to Form
8-K) (12)
	10.20   Side Agreement Regarding
Agreement and Plan of Reorganization dated
January 14, 1993 among 3Com Corporation,
3Sub Corporation and Synernetics, Inc.
(Exhibit 7.2 to Form 8-K) (12)
	10.21   Agreement and Plan of
Reorganization dated January 18, 1994
(Exhibit 7.2 to Form 8-K) (13)
	10.22   Indemnification and Escrow
Agreement dated February 2, 1994 (Exhibit
7.3 to Form 8-K) (13)
	10.23   1994 Stock Option Plan
(Exhibit 10.22 to Form 10-K) (15)*
	10.24   Lease Agreement between BNP
Leasing Corporation, as Landlord, and 3Com
Corporation, as Tenant, effective as of
July 14, 1994 (Exhibit 10.23 to Form 10-Q)
(16)
	10.25   Second amendment to Lease
Agreement between BNP Leasing Corporation,
as Landlord, and 3Com Corporation, as
Tenant, dated February 1, 1996 (25)
	10.26   Purchase Agreement between
BNP Leasing Corporation and 3Com
Corporation, dated July 14, 1994 (Exhibit
10.24 to Form 10-Q) (16)
	10.27   First amendment to Purchase
Agreement between BNP Leasing Corporation
and 3Com Corporation, dated February 1,
1996 (27)
	10.28   Asset Purchase Agreement
dated September 18, 1994 among 3Com
Corporation, NiceCom, Ltd., and Nice
Systems, Ltd. (Exhibit 7.1 to Form 8-K)
(17)
	10.29   First Amendment to Asset
Purchase Agreement dated October 17, 1994
among 3Com Corporation, NiceCom, Ltd., and
Nice Systems, Ltd. (Exhibit 7.2 to Form 8-
K) (17)
	10.30   Acquisition and Exchange
Agreement dated March 22, 1995 among 3Com
Corporation and Shareholders of Sonix
Communications Limited (Exhibit 7.1 to
Form 8-K) (20)
	10.31   Agreement and Plan of
Reorganization, dated March 21, 1995, by
and among 3Com Corporation, Anuinui
Acquisition Corporation and Primary Access
Corporation (Appendix A to prospectus
included in Form S-4) (21)
	10.32   Amendment to Agreement and
Plan of Reorganization, dated May 30, 1995
by and among 3Com Corporation, Anuinui
Acquisition Corporation and Primary Access
Corporation (Appendix A-1 to prospectus
included in Form S-4) (21)
	10.33   Escrow Agreement, dated
June 9, 1995 by and among 3Com
Corporation, The First National Bank of
Boston and Tench Coxe, Kathryn C. Gould
and William R. Stensrud as Shareholders'
Agents (Exhibit 10.27 to Form S-4) (21)
	10.34   Agreement and Plan of
Merger dated as of July 26, 1995 among
3Com Corporation, Chipcom Acquisition
Corporation and Chipcom Corporation
(Exhibit 2.1 to Form S-4) (22)
	10.35   Lease Agreement between BNP
Leasing Corporation, as Landlord, and 3Com
Corporation, as Tenant, effective as of
October 4, 1996
	10.36   Purchase Agreement between
BNP Leasing Corporation and 3Com
Corporation, effective as of October 4,
1996
	10.37   Lease Agreement between BNP
Leasing Corporation, as Landlord, and 3Com
Corporation, as Tenant, effective as of
November 20, 1996
	10.38   Purchase Agreement between
BNP Leasing Corporation and 3Com
Corporation, effective as of November 20,
1996


	*       Indicates a management contract
or compensatory plan.

	(1)     Incorporated by reference to the
corresponding Exhibit previously filed as
an Exhibit to Registrant's Registration
Statement on Form S-1 filed January 25,
1984 (File No. 2-89045)
	(2)     Incorporated by reference to the
Exhibit identified in parentheses
previously filed as an Exhibit to
Registrant's Registration Statement on
Form S-8 filed October 13, 1987 (File No.
33-17848)
	(3)     Incorporated by reference to the
corresponding Exhibit or the Exhibit
identified in parentheses previously filed
as an Exhibit to Registrant's Form 10-K
filed August 29, 1987 (File No. 0-12867)
	(4)     Incorporated by reference to
Exhibit 10.2 to Registrant's Registration
Statement on Form S-4 filed on August 31,
1987 (File No. 33-16850)
	(5)     Incorporated by reference to the
corresponding Exhibit or the Exhibit
identified in parentheses previously filed
as an Exhibit to Registrant's Form 10-K
filed on August 28, 1989 (File No. 0-
12867)
	(6)     Incorporated by reference to the
Exhibit identified in parentheses
previously filed as an Exhibit to
Registrant's Form 10-Q filed on January 2,
1991 (File No. 0-12867)
	(7)     Incorporated by reference to the
Exhibit identified in parentheses
previously filed as an Exhibit to
Registrant's Form 10-K filed on August 27,
1991 (File No. 0-12867)
	(8)     Incorporated by reference to the
Exhibit identified in parentheses
previously filed as an Exhibit to
Registrant's Form 10-Q filed January 10,
1992 (File No. 0-12867)
	(9)     Incorporated by reference to the
Exhibit identified in parentheses
previously filed as an Exhibit to
Registrant's Form 10-K filed on August 27,
1993 (File No. 0-12867)
	(10)    Incorporated by reference to the
Exhibit identified in parentheses
previously filed as an Exhibit to
Registrant's Registration Statement on
Form S-8, filed on November 24, 1993 (File
No. 33-72158)
	(11)    Incorporated by reference to the
Exhibit identified in parentheses
previously filed as an Exhibit to
Registrant's Form 10-Q filed on January
14, 1994 (File No. 0-12867)
	(12)    Incorporated by reference to the
Exhibit identified in parentheses
previously filed as an Exhibit to
Registrant's Form 8-K filed on January 31,
1994 (File No. 0-12867)
	(13)    Incorporated by reference to the
Exhibit identified in parentheses
previously filed as an Exhibit to
Registrant's Form 8-K filed on February
11, 1994 (File No. 0-12867)
	(14)    Incorporated by reference to the
Exhibit identified in parentheses
previously filed as an Exhibit to
Registrant's Form 10-Q filed on April 13,
1994 (File No. 0-12867)
	(15)    Incorporated by reference to the
Exhibit identified in parentheses
previously filed as an Exhibit to
Registrant's Form 10-K filed on August 31,
1994 (File No. 0-12867)
	(16)    Incorporated by reference to the
Exhibit identified in parentheses
previously filed as an Exhibit to
Registrant's Form 10-Q filed on October
16, 1994 (File No. 0-12867)
	(17)    Incorporated by reference to the
Exhibit identified in parentheses
previously filed as an Exhibit to
Registrant's Form 8-K filed on November 1,
1994 (File No. 0-12867)
	(18)    Incorporated by reference to the
Exhibit identified in parentheses
previously filed as an Exhibit to
Registrant's Form 8-K filed on November
16, 1994 (File No. 0-12867)
	(19)    Incorporated by reference to the
Exhibit identified in parentheses
previously filed as an Exhibit to
Registrant's Form 10-Q filed on January
13, 1995 (File No. 0-12867)
	(20)    Incorporated by reference to the
Exhibit identified in parentheses
previously filed as an Exhibit to
Registrant's Form 8-K filed on May 16,
1995 (File No. 0-12867)
	(21)    Incorporated by reference to the
Exhibit or other item identified in
parentheses previously filed as an Exhibit to or included in Registrant's
Registration Statement on Form S-4,
originally filed on March 23, 1995 (File
No. 33-58203)
	(22)    Incorporated by reference to the
Exhibit identified in parentheses
previously filed as an Exhibit to
Registrant's Registration Statement on
Form S-4, originally filed on August 31,
1995 (File No. 33-62297)
	(23)    Incorporated by reference to the
Exhibit identified in parentheses
previously filed as an Exhibit to
Registrant's Registration Statement on
Form S-8, filed on October 19, 1995 (File
No. 33-63547)
	(24)    Incorporated by reference to the
Exhibit identified in parentheses
previously filed as an Exhibit to
Registrant's Registration Statement on
Form 10-Q, filed on January 15, 1996 (File
No. 0-12867)
	(25)    Incorporated by reference to the
Exhibit identified in parentheses
previously filed as an Exhibit to
Registrant's Registration Statement on
Form 10-Q, filed on April 12, 1996 (File
No. 0-12867)

		(b)     Reports on Form 8-K

		The Company filed one report on Form
8-K during the fiscal quarter covered by this report as follows:

			(i)     Report on Form 8-K
filed on November 13, 1996, reporting
under Item 2 the completion of the
acquisition of OnStream Networks, Inc.
effective October 31, 1996.



Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					3Com Corporation
					(Registrant)



Dated:  January 13, 1997        By: /s/ Christopher B. Paisley
      ---------------------         -------------------------------------
 					Christopher B. Paisley
	 				Senior Vice President Finance and
		 			Chief Financial Officer
			 		(Principal Financial and
					Accounting Officer)