Form 10-K
period 1997-05-31
3COM CORP
filed 1997-08-26
CIK 738076

================================================================================
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 -------------

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
[X]      EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 1997             Commission File No. 0-12867
                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
[ ]    EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

                                3Com Corporation
             (Exact name of registrant as specified in its charter)

         California                                             94-2605794
(State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)

         5400 Bayfront Plaza
        Santa Clara, California                                     95052
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code  (408) 764-5000

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No
                                       --    --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates, based upon the closing price of the Common Stock on August 15, 1997, as reported by the Nasdaq National Market, was approximately $18,421,186,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on Schedule 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 15, 1997, 344,644,309 shares of the Registrant's Common Stock were outstanding.

The   Registrant's   definitive  Proxy  Statement  for  the  Annual  Meeting  of
Shareholders to be held on October 7, 1997 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

--------------------------------------------------------------------------------
================================================================================

                                                 3Com Corporation
                                                    Form 10-K
                                      For the Fiscal Year Ended May 31, 1997
                                                Table of Contents

Part I                                                                                                       Page
------                                                                                                       ----
   Item 1.        Business....................................................................................1
   Item 2.        Properties..................................................................................12
   Item 3.        Legal Proceedings...........................................................................14
   Item 4.        Submission of Matters to a Vote of Security Holders.........................................16
                  Executive Officers of the Registrant .......................................................16

Part II
-------
   Item 5.        Market for Registrant's Common Stock and Related Stockholder Matters........................22
   Item 6.        Selected Financial Data.....................................................................23
   Item 7.        Management's Discussion and Analysis of Financial Condition and Results
                     of Operations............................................................................24
   Item 8.        Financial Statements and Supplementary Data.................................................36
   Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial
                     Disclosure...............................................................................61

Part III
-------
   Item 10.       Directors and Executive Officers of 3Com....................................................62
   Item 11.       Executive Compensation......................................................................62
   Item 12.       Security Ownership of Certain Beneficial Owners and Management..............................62
   Item 13.       Certain Relationships and Related Transactions..............................................62

Part IV
-------
   Item 14.       Exhibits, Financial Statement Schedule, and Reports on Form 8-K.............................62

                  Exhibit Index...............................................................................63
                  Signatures..................................................................................66
                  Financial Statement Schedule................................................................S-1


3Com, AccessBuilder, Boundary Routing, CELLplex, EtherLink, LANplex, NETBuilder, NETBuilder II, OfficeConnect, ONcore, Parallel Tasking, SuperStack, Transcend and XJACK are registered trademarks of 3Com Corporation or its subsidiaries. CoreBuilder, DynamicAccess, PalmPilot, SimulCom, Total Control, TranscendWare and x2 are trademarks of 3Com Corporation or its subsidiaries.

                                     PART I

     Subsequent to the end of fiscal year 1997, 3Com Corporation (referred to herein as 3Com, Registrant or the Company) consummated a merger with U.S. Robotics Corporation (U.S. Robotics) on June 12, 1997. See Note 17 of Notes to the Consolidated Financial Statements. The following information set forth in
Part I of this Form 10-K regarding the Company's business reflects 3Com and U.S. Robotics on a combined basis. The information contained in Parts II, III and IV of this Form 10-K have not been restated to include the operating results of U.S. Robotics, and does not represent the results of the combined company.

ITEM 1.   Business

     3Com Corporation was founded on June 4, 1979 and pioneered the networking industry. Over the years, 3Com has evolved from a supplier of discrete networking products to a broad-based supplier of local area network (LAN) and wide area network (WAN) systems for the large enterprise, small business, home, and service provider markets. Following its recent merger with U.S. Robotics, the world's leading provider of modems and remote access products, 3Com offers customers a broad range of data networking solutions that include routers, hubs, remote access systems, switches, adapters, modems, connected organizers and telephony products. 3Com's products are distributed and serviced worldwide through 3Com and its partners: principally systems integrators, value-added resellers (VARs), national resellers and dealers, distributors and original equipment manufacturers (OEMs). Certain products, such as analog and digital modems, adapters, connected organizers, and the Network Starter Kit, are also sold through electronics catalogs and retailers.

     3Com's name is derived from its focus on computer communication compatibility. Since its inception, the Company has been a leader in defining, shaping and promoting the growth of networking infrastructures that transmit information to all parts of the world quickly and efficiently. The Company's commitment to its customers goes beyond point-product excellence to making data networks fundamentally easier to design, install, maintain and evolve. The Company's objective is to make the network invisible to the individual end-user as well as flexible and unconstrained for the network manager.

     Since 1992, 3Com has augmented its internal growth by actively pursuing a course of expanding its technologies and product offerings through strategic acquisitions. From fiscal year 1993 through 1996, the Company acquired 10 companies that furthered its technological growth and market position, primarily in enterprise networking. Of particular note, Synernetics, Inc., NiceCom, Ltd., Chipcom Corporation and AXON Networks, Inc. enhanced 3Com's product offering in LAN and Asynchronous Transfer Mode (ATM) switching and remote network management and monitoring (RMON2). The Company's activity in mergers and acquisitions is consistent with the current trend of consolidation in the networking industry. Such consolidation is expected to continue.

     In the  second  quarter  of fiscal  1997,  the  Company  acquired  OnStream
Networks, Inc. (OnStream), a leading provider of ATM and broadband WAN and access products. OnStream's products are standards-based solutions that allow customers to integrate traffic from data, video and voice networks, and adapt it to ATM for transport over local and wide area ATM networks. The acquisition was accounted for as a pooling-of-interests and was valued at approximately $245 million on the date the acquisition was announced.

     In fiscal 1997, the Company introduced TranscendWare(TM) software, which consists of comprehensive integrated software modules that are embedded in 3Com's broad line of networking systems and adapters. TranscendWare software is an integral part of the Transcend(R) Networking framework and is used to manage all aspects of the network. TranscendWare software, including Transcend management applications, probes and embedded intelligence, delivers the pervasive management needed for universal visibility and control.

     Also in fiscal 1997, 3Com began shipping several new products, including new high speed switching modules for the LANplex(R), CELLplex(R), and ONcore(R) High-Function Switches, as well as SuperStack(R) II, the Company's next-generation line of stackable systems and extensions to the OfficeConnect(R) small office system. In the fourth quarter of fiscal 1997, the Company rebranded its chassis switching product family which includes ONcore, CELLplex and LANplex under the CoreBuilder(TM) brand to identify its industry leading High-Function Switching platforms. The Company also extended its leadership position as the number one global provider of Ethernet and Fast Ethernet adapters for desktop PCs, servers and mobile computers, according to the March 1997 report of International Data Corporation (IDC).

     In the third quarter of fiscal 1997, the Company announced a definitive agreement to merge with U.S. Robotics, the leading supplier of products and systems for accessing information across the wide area network, including modems and remote access products. The transaction was closed in the first quarter of fiscal 1998. Combining 3Com's capabilities and leadership position in the enterprise and local area networking market with U.S. Robotics' capabilities and leadership position in remote access and modem markets creates a networking company with the ability to deliver integrated end-to-end LAN and WAN solutions to the broadest set of customers in the industry. The acquisition was accounted for as a pooling-of-interests and was valued at approximately $6.6 billion on the date the acquisition was announced.

     The Company believes that its principal competitive advantages lie in the depth and breadth of its product lines, its ability to recognize and respond to new trends in networking, its focus on making all aspects of networking easier for network managers and users, and a strong yet flexible business infrastructure. 3Com has strong brand recognition in modems and LAN workgroup products, which it believes is transferable to other product and technology areas and markets, such as core LAN switching, and remote office and personal office internetworking platforms. Additionally, the Company believes its low-cost manufacturing, worldwide presence, flexible distribution strategy, and comprehensive service and support capabilities allow the Company to take advantage of market trends that are extending the reach, scope and performance of today's data networks.


INDUSTRY SEGMENT INFORMATION

     3Com operates in one industry segment as described above.

PRODUCTS

     3Com  Corporation  is  committed  to making the  complexities  of  networks invisible to end users and to making networks easier to design, install, maintain and evolve. As the cornerstone of this commitment, 3Com has developed Transcend Networking, a unique framework that adds end-to-end intelligence to networks, giving them the power to satisfy burgeoning performance and connectivity demands while keeping complexity and costs in check. Transcend Networking takes a "three-vectored" approach to evolving networks. Each vector consists of a host of innovative architectures, networking technologies, platforms and specific products. The three vectors include:

   o Scaling the Performance of the Network: Switching and desktop connectivity solutions which provide migration to increased LAN bandwidth/capacity by meeting the distinct requirements of the core and boundary of the LAN;

   o Extending the Reach of the Network: Wide area network routing and remote access solutions which provide remote workgroups and individual users with connectivity to resources on corporate backbones by meeting the specific requirements of central and remote sites and of mobile and home users;

   o     Managing the Growth of the Network:  Networking products with embedded,
         scaleable  management  features  and  innovative   distributed  network
         monitoring, analysis and management solutions.

     3Com TranscendWare software is an integral part of the Transcend Networking framework. TranscendWare software enables centralized global network policies that support key business objectives and the various communities of interest within the network. TranscendWare software modules are grouped into three functional categories: pervasive management, network control, and global policy.

Enterprise Systems

     LAN switching platforms: 3Com switches provide cost-effective, high-speed links between multiple network segments, simplifying network design and reducing network latency in client/server networks. Switches can also provide direct links to either the desktop or server, providing dedicated capacity to high-bandwidth users. The development of custom application specific integrated circuits (ASICs) for switching is central to the Company's switching strategy. Virtually all of 3Com's internally developed switches are based on custom-designed ASICs, which the Company believes will dramatically improve performance and reliability while reducing costs. 3Com switches are available in either chassis or stackable formats and are optimized to meet the specific needs of the network core and its boundaries.

     High-Function Switches: High-Function Switches are designed to meet the requirements of the network core (backbone) for high density connectivity, scaleable capacity, reliability and network control, and to meet the migration needs of the customer. In a collapsed backbone environment, High-Function Switches might act as high-performance, high capacity switches connecting multiple boundary switches or hubs, or both, depending on the network design and bandwidth needs of the different network segments.

   o The CoreBuilder 5000 (formerly the ONcore Integrated System) switch is an intelligent switching platform that delivers the reliability, flexibility, and manageability required for enterprise networking now and in the future. It supports Ethernet, Fast Ethernet, Fiber Distributed Data Interface (FDDI), Token Ring, and ATM switching.

   o The CoreBuilder 2500 and 6000 (formerly LANplex 2500 and 6000) provide nonblocking performance while providing extensive software functionality, including integrated routing and layer 3 switching. The CoreBuilder 2500 offers high-speed links to FDDI, Fast Ethernet, or ATM, and the CoreBuilder 6000 switch supports switched Ethernet, Token Ring, FDDI, and Fast Ethernet technologies.

   o The CoreBuilder 7000 and 7000HD (formerly CELLplex 7000 and 7000HD) switch provides a switching fabric for ATM, Ethernet/ATM, and Fast Ethernet interface cards.

     Boundary switches: The Company's complete line of Boundary Switches includes the award-winning SuperStack II switches and FastModules for the CoreBuilder 5000 switch. Boundary switches are designed to meet the requirements of the LAN boundary to reduce network latency at the desktop by providing increased bandwidth, and to provide simple, plug-and-play connectivity. 3Com boundary switches are available in either chassis or stackable format and provide for Ethernet-to-Ethernet, Ethernet-to-Fast Ethernet, Ethernet-to-FDDI, Ethernet-to-ATM, and Ethernet-to-Gigabit Ethernet connectivity.

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

     The Company designs, manufactures and markets a full range of Ethernet, Fast Ethernet, Token Ring and FDDI hubs in either stackable or chassis-based configurations. The CoreBuilder 5000 system combines multitechnology connectivity and workgroup and backbone switching in one manageable, reliable, and secure package. SuperStack II Ethernet hubs offer superior flexibility with security features, distributed RMON2 management, bridging, and resilient links for LANs at a low cost of entry.

     Small office systems: OfficeConnect products bring the enormous advantages of networking to every office. The OfficeConnect system includes an Ethernet/Fast Ethernet switch, Ethernet and Fast Ethernet hubs, print, fax and CD-ROM servers, remote connectivity devices and branch office routers for the small office. OfficeConnect systems combine simplicity of design and operation with advanced functionality and outstanding speed.

     Enterprise internetworking platforms: Internetworking devices link multiprotocol LANs within the building/campus environment and provide WAN connectivity to link multiple remote locations and provide access to the
Internet and other remote network resources. 3Com offers a variety of internetworking solutions that extend the reach of the network, each tailored to the specific needs of the application.

     Backbone and remote office routers: For central sites needing high-performance bridge/routing and a choice of Ethernet, Fast Ethernet, Token Ring, FDDI, ATM and WAN connectivity, 3Com offers the high-density, multiprotocol NETBuilder II(R) bridge/router. Available in a range of compatible chassis with the ability to add additional processing power over time, the NETBuilder II offers a high degree of scaleability to handle evolving LAN and WAN integration requirements. The NETBuilder II also provides the central site connection for NETBuilder(R) remote office solutions running Boundary Routing(R) software.

     For remote offices, SuperStack II NETBuilder and OfficeConnect NETBuilder routers provide scaleable, multiprotocol links to locations of any size. Easy to set up and use, they simplify remote office connectivity and offer extensive upgradability and flexibility as remote office routing needs evolve.

     For network service providers with large dial-up networks and for enterprises building large-scale corporate intranets, 3Com offers industry leading network access concentrators. For large enterprises, the AccessBuilder(R) 5000 LAN/WAN switch can support many hundreds of remote employees using a mix of analog, Integrated Services Digital Network (ISDN), and digital modem access.

     ATM enterprise broadband access: The AccessBuilder 9000 ATM multiservices access family makes it easy to access any carrier service or private WAN network over a single network interface. Whether extending LANs, accessing Internet Protocol (IP) or Frame Relay services, or transporting voice to private or public voice networks, the AccessBuilder 9000 family of platforms affordably supports all these services through its standards-based implementations and interfaces.

     Network management: Transcend network management software, an important element of TranscendWare software, encompasses a full range of network management applications and data collection methods and supports open platforms. Its complementary hardware-based network monitoring products, software-based applications, and network management agents deliver two great solutions: global, networked application views to support customers' business goals; and detailed information about device operations with port-level detail for precise technical control of the network.

Carrier Systems

     The Total Control(TM) Hub is a high-density remote access platform for carrier and large enterprise markets. Total Control supports a wide variety of dial-up applications at a low cost per port. Uses of the Total Control Hub range from providing central site or Point of Presence (POP) access to networks for Internet service providers, on-line information services, interexchange carriers and corporations, to transaction processing applications such as credit card verification. Total Control's flexible platform provides ISDN or analog dial access. The communications modules can be configured and managed remotely through the network management card, and the functionality and features of the various communications modules can be upgraded through software downloads. For example, ISPs and other businesses employing Total Control Hubs can easily add the Company's new x2(TM) technology, developed by U.S. Robotics, through a downloadable software upgrade.

Client Access Products

     Network interface cards (NICs), also known as adapters, are add-in printed circuit boards that allow network servers, personal computers, laptop computers and workstations to connect to the LAN. 3Com adapters provide complete solutions for a full range of network applications and environments. 3Com offers Ethernet, Fast Ethernet, Token Ring, FDDI and ATM adapters.

     EtherLink(R) Family of Network Interface Cards: EtherLink NICs are designed to optimize the performance of servers and desktop clients in 10 Mbps Ethernet networks, they are ideal for small workgroup and large enterprise networks alike.

     Fast EtherLink Family of Network Interface Cards: Dual-speed Fast EtherLink NICs bring the highest-performance 10 Mbps and 100 Mbps networking to PCI, EISA, and ISA PCs and servers. Fast EtherLink NICs provide top performance at both 10 Mbps and 100 Mbps, guaranteed compatibility, easy installation, complete Standard Network Management Protocol (SNMP) management and unsurpassed reliability.

     All 3Com EtherLink and Fast  EtherLink  adapters  feature  3Com's  patented
Parallel   Tasking(R)   architecture  which  improves  network  performance  and
DynamicAccess(TM) software which optimizes network performance and control.

     Mobile Communications Products: For mobile users linking to Ethernet, Fast Ethernet or Token Ring networks, 3Com offers solutions that deliver the fastest available performance. And for notebooks needing both fax/modem and Ethernet access, 3Com LAN+Modem PC Cards combine the industry's fastest Ethernet PC Card and fastest V.34 modem. The Company's PC Card modems feature the patented XJACK(R) connector system. This convenient RJ11 connector is built into the PC Card, eliminating the inconvenience of a proprietary external connector and currently comply with the V.34 standard.

     Direct-connect PC Card modems allow users to communicate from their mobile computers through any of the largest selling cellular phones. The cellular capable modems feature dual functionality, offering a choice of connecting through a cellular phone or through a standard telephone line. Also, the Company's wireless PC Card for notebook computers and connected organizers allow users to access the Internet, corporate LANs, and other on-line services.

     Desktop modems: Desktop modem products are designed based upon the Company's proprietary data pump architecture and offer reliable connections in compliance with virtually all official and most proprietary data communications standards. In the third quarter of fiscal 1997, x2 (56 Kbps) technology became available in desktop modems. Some of the Company's desktop modems sold prior to the announcement of x2 technology are upgradeable via downloadable software upgrades or through substitution of memory chips.

     Telephony products: The Company's telephony products reflect the application of its digital signal processing (DSP) expertise into telephone-based information access products that provide integrated communications solutions. The telephony products consist of full-duplex conference speakerphones featuring automatic gain control and SimulCom(TM) technology which allows users to speak and listen simultaneously for smooth, natural two-way, conversation.

Connected Organizers

     The PalmPilot(TM) connected organizer is a hand-held computing device designed to work as a companion product to desktop and laptop computers, allowing personal information management both remotely and on the desktop. The PalmPilot includes a docking cradle which is connected to the user's Windows PC or Macintosh computer and allows for automatic back-up and seamless synchronization of information between the PalmPilot device and the larger computer, thus ensuring that both systems have the most current information. The PalmPilot organizer, which is based upon the proprietary Palm operating system
(OS) software, also includes character recognition software which allows the user to add and edit information with a stylus while away from the desktop. The Palm OS has been made widely available to independent software developers who are producing a variety of applications, utilities and games for the PalmPilot platform.


PRODUCT DEVELOPMENT

     The Company's product development efforts are focused exclusively on its strategic products: enterprise systems, carrier systems, client access products and connected organizers. The Company's ownership of core networking technologies creates opportunities to leverage its engineering investments and develop more integrated products for simpler, more innovative networking solutions for customers. The Company plans to invest in emerging technologies for use in existing and future products, as well as to improve and enhance existing products to extend their lifecycles, reduce manufacturing costs and increase functionality. In addition to the development of custom ASICs to improve performance, increase reliability and reduce costs, the Company is investing in the following areas: network management, Fast Ethernet (100 Mbps Ethernet), Gigabit Ethernet (1000 Mbps Ethernet), ATM and other high speed networking technologies, virtual local area network (VLAN) capabilities, ISDN and other remote access technologies, enhanced connectivity in IBM environments, and remote access for single and mobile users (including data-over-cable and Asymmetric Digital Subscriber Line or ADSL technologies).

     The Company's modem and remote access products are designed using proprietary software programs that run on digital signal processors and microprocessors. These designs allow for rapid modification or addition of product features. As a result, the Company believes it is well-positioned to exploit advances in semiconductor technology quickly, introducing new features and improving performance faster and at a lower cost than many of its competitors. Also, controlling the software content and architecture of its data pumps enables the Company to offer upgrades to several of its products through software downloads.

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

For a more complete discussion regarding the Company's risks, see "Business Environment and Risk Factors" included in Part II of this Form 10-K.


MARKETS AND CUSTOMERS

     3Com's customers range from individual home PC users, to corporate enterprises, to telecommunications companies and are represented among the world's leading industries, including finance, health care, manufacturing, government, education, and service organizations. The acquisition of OnStream enhanced the Company's presence within the network service provider market, while the merger with U.S. Robotics gives 3Com a broader reach and more leverage across the four strategic markets that comprise the networking industry: enterprises, carriers, small businesses and consumers.

     The Company's strong channel presence enables customers to gain access to 3Com solutions through their supplier of choice. The Company's unparalleled retail and reseller distribution channels provide ready access to the wide array of 3Com products and solutions on a worldwide basis. 3Com also partners directly with end-users to establish long-term customer relationships.

     Around the world, 3Com serves its customers through a variety of sales channels including direct and indirect channels. Indirect channels include systems integrators, VARs, distributors, national dealers and resellers, OEMs and retail stores. 3Com nurtures these relationships with incentive and training programs that have earned special recognition from the industry. The Company's multi-channel sales strategy encourages broad market coverage by allowing 3Com sales personnel to create demand for the Company's products while giving customers the flexibility to choose the most appropriate delivery channels. In fiscal 1995, the Company began building a global end-user sales force to target large enterprise accounts, and established a separate sales force to market to telephone carriers and network service providers. Over the last 18 months, 3Com has strengthened its global end-user sales force and service and support organization by doubling the number of dedicated professionals.

     International Operations: 3Com distinguishes itself from many of its competitors with its dedicated research and development, manufacturing, sales and service organizations outside the United States. The Company maintains approximately 160 sales offices in 45 countries, with new offices opened in fiscal 1997 in Eastern Europe, Latin America and the Asia Pacific region. The Company primarily markets its products internationally through subsidiaries, sales offices and relationships with local distributors in Europe, Canada, Asia Pacific and Latin America (see Note 15 of the Notes to Consolidated Financial Statements relating to geographic area information).

     Customer Service: Since global networking infrastructures are becoming increasingly complex, customers require vendors to help them manage and support their networks as well as design and build them. Additionally, as customers' networking purchases transition from point-product to connectivity systems, a more solutions-oriented approach to service and support is required. The Company recognized these trends early and has invested in a comprehensive worldwide service and support organization capable of providing virtually around-the-clock customer support regardless of geographic location. 3Com customer services provide design, installation, maintenance, and delivery assistance across the network. The Company supports its offerings internationally with 135 logistics centers and 8 escalation centers communicating with customers in at least 17
languages.   In  addition  to  on-site
training, the Company also provides computer-based courses that allow customers to learn networking technologies at their own pace in their own environments.


BACKLOG

     3Com manufactures its products based upon its forecast of worldwide customer demand and maintains inventories of finished products in advance of receiving firm orders from its customers. Orders are generally placed by the customer on an as-needed basis and products are usually shipped within one to four weeks after receipt of an order. Such orders generally may be canceled or rescheduled by the customer without significant penalty. Accordingly, the Company does not maintain a substantial backlog, and backlog as of any particular date is not indicative of 3Com's future sales.


MANUFACTURING AND SUPPLIERS

     3Com has manufacturing facilities in Santa Clara, California, and Blanchardstown, Ireland. Purchasing, mechanical assembly, burn-in, testing, final assembly, and quality assurance functions are performed at both of these facilities. The Company also procures certain products and subassemblies through subcontractors. Over the past several years, the Company has been investing in automating its manufacturing capabilities, decreasing the costs and increasing the quality of both manufacturing design and production. In fiscal 1996, construction was completed on a 225,000 square foot office and manufacturing facility at its headquarters in Santa Clara, and the Ireland facility was expanded to 120,000 square feet. In fiscal 1997, the Company commenced construction on an additional 170,000 square feet of office, manufacturing, and research and development space in Ireland, and commenced construction of the first phase of development of a 325,000 square foot office and manufacturing facility in Singapore. The new Singapore manufacturing operations center, due to open in the third quarter of fiscal 1998, will be 3Com's first production site in the fast growing Asia Pacific region. The plant will be the first in Singapore to manufacture networking equipment and will produce 3Com's full range of high-volume products from network adapter cards and modems through sophisticated enterprise systems.

     Through the merger with U.S. Robotics, the Company also has manufacturing facilities in Mount Prospect and Morton Grove, Illinois, and Salt Lake City, Utah.

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

COMPETITION

     Networking is an expanding field within the information systems industry encompassing both LAN and WAN technologies primarily for data networking, but increasingly including voice and video traffic. The Company participates primarily in designing, manufacturing and marketing both LAN/WAN products and systems. The evolution of high speed network technologies including Fast Ethernet, Gigabit Ethernet, and ATM has changed the competitive landscape and resulted in shorter product life cycles, and the creation of new standards and competitors. 3Com's competitors typically compete in one or more segments of the LAN/WAN sector of the data networking market. These companies are using their resources and technical expertise to improve and expand their product lines in an effort to gain market share. Several competitors are extending their product offerings beyond a single market segment and are pursuing strategies more closely resembling 3Com's global networking strategy. The industry continues to witness a wave of merger, acquisition and strategic partnering activity as many of these companies seek to provide broader networking solutions.

     Enterprise Systems: Competition in the network systems business, formerly characterized by niche-based competitors focused on a single industry segment, is shifting toward more broad-based suppliers offering multiple product lines. This has been achieved through mergers and acquisitions, through joint marketing agreements, and through internally developed products. This industry consolidation, and the convergence of hub, switching and routing technologies on single platforms, will likely continue, thus intensifying competition among a small group of companies with broad product offerings. Principal competitors in the network systems products market include Bay Networks, Cabletron and Cisco Systems.

     The market for high-speed, broadband networking products has grown rapidly, driven by companies' implementation of bandwidth-intensive applications. As the need for high-speed wide-area communications continues to grow, many carriers and enterprises are looking to vendors to provide a new generation of equipment which permits increases in performance both in terms of speed and number of connections supported by the network. Other companies including Ascend Communications and Cisco Systems, have introduced, or have announced their intention to develop, network access switching products that are or will be competitive with 3Com.

     Carrier Systems: The market for remote access concentrators, primarily POP connectivity equipment, has been characterized by a few networking vendors with many complementary hardware products. Integrated remote access concentrators like AccessBuilder and Total Control replace these multiple, single function hardware products with a single software-defined platform capable of handling both digital and analog signals. 3Com competes against various manufacturers of the products mentioned above, including Ascend Communications, Bay Networks, and Cisco Systems who manufacture integrated remote access concentrators.

     Client Access Products: The market for network adapters is highly competitive, with companies offering products that support a range of Ethernet, Fast Ethernet, Token Ring and FDDI media. Traditional competitors in the adapter market include Intel, IBM, Madge N.V., Olicom A/S, Standard Microsystems and Xircom. However, as the trend from Ethernet to Fast Ethernet 10/100 Mbps technology accelerates, the competitive landscape is changing to reflect companies that have a strong position in Fast Ethernet, namely 3Com and Intel.

     3Com and U.S. Robotics' primary competitors with respect to desktop and mobile communications products include Best Data, Boca Research, Cardinal, Diamond Multimedia, Hayes, Microcomputer Products, Motorola, Rockwell, TDK, Xircom and Zoom Telephonies. The Company's near term success will depend significantly on the market acceptance of its recently introduced x2 technology developed by U.S. Robotics (pulse code modulation technology permitting downloading of data over regular analog telephone lines at speeds up to 56 kilobits per second (Kbps)). The Company was the first to begin commercial volume shipments of 56 Kbps technology products, named x2, in March 1997. 3Com anticipates vigorous competition from many of the significant modem and remote access equipment manufacturers, most of which have begun shipment of or announced their intentions to bring products featuring the same basic 56 Kbps technology and capabilities to market in the coming weeks and months. The majority of these manufacturers have indicated their intention to implement this high-speed technology with chipsets provided by Rockwell International Corporation or Lucent Technologies, Inc. Industry standards will most likely be determined in the first half of fiscal 1998. 3Com is committed to standards-based networking and will migrate to the industry standard technology via electronically downloadable upgrades.

     Connected Organizers: The Company's primary competitors with respect to connected organizers are Apple, Casio, Hewlett Packard, Psion and Sharp.


PATENTS, LICENSES AND RELATED MATTERS

     The Company relies on U.S. and foreign patents, copyrights, trademarks and trade secrets to establish and maintain proprietary rights in its technology and products. 3Com has an active program to file applications for and obtain patents in the United States and in selected foreign countries where a potential market for the Company's products exists. The Company's general policy has been to seek patent protection for those inventions and improvements likely to be incorporated in its products or otherwise expected to be of value. 3Com has been issued 77 utility patents and six design patents in the U.S., and has been issued 14 foreign patents. After the merger with U.S. Robotics, the Company has been issued a total of 114 utility patents and six design patents in the U.S. and has been issued 24 foreign patents. Numerous other patent applications are currently pending which relate to the Company's research and development.

     There can be no assurance that any of these patents would be upheld as valid if litigated. While the Company believes that its patents and patent applications have value, it also believes that its competitive position depends primarily on the innovative skills, technological expertise and management abilities of its employees.

     The Company has been granted licenses by others, including a fully paid, perpetual, non-exclusive license to a patent held by Xerox covering a portion of the Ethernet technology.

     3Com has registered 72 trademarks in the United States and has registered 25 trademarks in one or more of 43 foreign countries. After the merger with U.S. Robotics, the Company has registered 93 trademarks in the U. S. and 77 trademarks in one or more of 43 countries. Numerous applications for registration of domestic and foreign trademarks are currently pending.

     Many of 3Com's products are designed to include software or other intellectual property licensed from third parties. The Company actively seeks to license software that promotes the compatibility of its products with industry standards, including standard protocols and architectures. The loss of rights to software or other intellectual property licensed from a third party and designed into a particular product might disrupt or delay 3Com's distribution of that product. While it may be necessary in the future to seek or renew licenses relating to various aspects of its products, the Company believes that, based upon past experience and standard industry practice, such licenses generally could be obtained on commercially reasonable terms.


EMPLOYEES

     As of May 31, 1997, 3Com had 7,109 full-time employees, of whom 1,584 were employed in engineering, 2,853 in sales, marketing and customer service, 1,731 in manufacturing, and 941 in finance and administration. None of 3Com's employees is represented by a labor organization and the Company considers its employee relations to be excellent.

     After the merger with U.S. Robotics, the Company had 13,639 full-time employees, of whom 2,917 were employed in engineering, 4,353 in sales, marketing and customer service, 4,426 in manufacturing, and 1,943 in finance and administration.


ITEM 2.   Properties

     During the third quarter of fiscal 1997, the Company signed an operating lease which combines and replaces three prior operating lease agreements on the Company's existing headquarters site and on land adjacent to its existing headquarters site. The combined lease includes approximately 870,000 square feet of office and manufacturing space and two parking garages, and expires in November 2001 with an option to extend the lease term for two successive periods of five years each. The Company has an option to purchase the combined property for $152.6 million, or at the end of the lease arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sale price and $152.6 million, subject to certain provisions of the lease.

     During the second quarter of fiscal 1997, the Company purchased a 14 acre parcel of land and signed a two-year lease for an adjacent 58 acre parcel of land, both of which are near its existing headquarters in Santa Clara. The lease expires in November 1998 with an option to extend the lease term for two successive periods of five years each. The Company has an option to purchase the property for $49.5 million, or at the end of the lease arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sale price and $49.5 million, subject to certain provisions of the lease.

     The Company owns a facility comprised of three buildings near its Santa Clara headquarters site. The 120,000 square foot facility, which was purchased and occupied in the fourth quarter of fiscal 1996, is used primarily for its Customer Services Operations.

     The Company's primary distribution facility consists of 113,000 square feet of warehouse and distribution space in Santa Clara. The space was occupied in November 1995. The lease expires in December 2000, and has an option to renew for an additional three year period.

     3Com leases 163,000 square feet of office, manufacturing and distribution space in Southborough, Massachusetts. The lease covers two locations, and expires in July 1998 and January 1999, respectively.

     3Com also leases a facility consisting of 100,000 square feet of office space in Marlborough, Massachusetts. The lease expires in December 1999. During the third quarter of fiscal 1997, 3Com signed a ground lease on an additional 128 acres in Marlborough for the consolidation and expansion of existing operations.

     In November 1996, 3Com exercised its option to purchase 72 acres, including
a  150,000  square  foot  office  and  manufacturing   facility  in  Boxborough,
Massachusetts, which it had previously leased.

     In May 1996, 3Com purchased a 10.5 acre site in Hemel-Hempstead, Hertfordshire, including a 100,000 square foot facility for the consolidation and expansion of the existing operations in Hemel-Hempstead. During the second quarter of fiscal 1997, 3Com commenced construction of a second 100,000 square foot research and development and customer service facility at the Hemel-Hempstead campus, which is expected to be completed in the fourth quarter of fiscal 1998.

     In July 1992, 3Com Ireland, a wholly-owned subsidiary of 3Com, completed, occupied and began operations in its Blanchardstown, Ireland manufacturing facility. In January 1996 the facility was expanded to 120,000 square feet. During the third quarter of fiscal 1997, 3Com Ireland purchased approximately 32 acres of land adjacent to this facility, and secured an option on an additional 9 acres. 3Com Ireland commenced construction of an additional 170,000 square feet of manufacturing, research and development and office space, and expects to commence occupancy in the second quarter of fiscal 1998.

     During the second quarter of fiscal 1997, 3Com Technologies, a wholly-owned subsidiary of the Company, signed a lease for seven acres of land in Changi, Republic of Singapore. The Company began construction of 325,000 square feet of office and manufacturing space in December 1996, and plans to occupy the manufacturing facility in the third quarter of fiscal 1998.

     3Com also leases various sales and service offices throughout the United States, Canada, Europe, Australia, Latin America, and Asia. All of 3Com's facilities are well maintained and are adequate to conduct 3Com's current business.

The following is additional information regarding the properties acquired in the merger with U.S. Robotics:

     The Company owns two office facilities totaling 230,000 square feet and an 85,000 square foot manufacturing facility in Skokie, Illinois. The Company also owns a 300,000 square foot manufacturing facility in Morton Grove, Illinois. The Company purchased a 675,000 square foot facility for manufacturing, research and development and customer services operations in Mount Prospect, Illinois, which was previously leased. The Company also leases a 400,000 square foot facility in Rolling Meadows, Illinois that it intends to use to accommodate future growth in its business operations.

     The Company owns a 185,000 square foot office facility and an adjacent 154,000 square foot manufacturing facility in Salt Lake City, Utah.


ITEM 3.   Legal Proceedings

     The Company is a party to lawsuits in the normal course of its business. The Company and its counsel believe that it has meritorious defenses in all lawsuits in which the Company or its subsidiaries is a defendant. The Company notes that (i) litigation in general and patent litigation in particular can be expensive and disruptive to normal business operations and (ii) the results of complex legal proceedings can be very difficult to predict with any certainty.

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

     The defendants' motion to dismiss the Amended Consolidated Complaint was granted without leave to amend on May 1, 1996. The dismissal covers all five cases. The plaintiffs appealed the order granting the dismissal. On October 1, 1996, the parties to these cases agreed upon what the Company considers to be favorable financial terms for settlement of all five cases, which amount the Company does not consider material to its operations, financial position, or liquidity. Pursuant to the settlement which was approved by the District Court on June 26, 1997, all claims of all persons which are related to the subject matter of the Consolidated Complaint were settled and released.

     On March 24, 1997, a putative shareholder class action lawsuit, entitled Hirsch v. 3Com Corporation, et al., Civil Action No. CV764977, was filed against the Company and certain of its officers and directors in the California Superior Court, Santa Clara County. The complaint alleges, among other things, fraud, negligent misrepresentation and violations of the California securities laws, including that during the putative class period, sales of the Company's stock by officers and directors of 3Com and acquisitions made with the Company's stock occurred at inflated prices in light of undisclosed information. Specifically, the complaint alleges violations of Sections 25400 and 25500 of the California Corporations Code, Sections 1709 and 1710 of the California Civil Code, and Sections 17200 et seq. and 17500 et seq. of the California Business and Professions Code. The complaint, which covers a putative period of September 24, 1996 through February 10, 1997, does not specify the damages sought. Management believes that the action is not meritorious and intends to vigorously contest it. An adverse resolution of the action could have a material adverse effect on the Company's results of operations and financial condition in the quarter in which such adverse resolution occurs.

     U.S. Robotics and certain of its directors were named as defendants in eleven lawsuits relating to the merger between the Company and U.S. Robotics brought in the Delaware Chancery Court (In re: U.S. Robotics Corporation Shareholder's Litigation, Delaware Chancery Court Consolidated Civil Action No. 15580). See Note 17 of Notes to the Consolidated Financial Statements. The Company has been named as a defendant in nine of these actions. The lawsuits, which purport to be stockholder class actions brought on behalf of all U.S. Robotics stockholders, allege, inter alia, that the directors of U.S. Robotics have breached their fiduciary duties by approving the Merger Agreement, and that the Company aided and abetted this alleged breach of duty. An agreement in principle to settle this litigation has been reached with plaintiffs' counsel on what the Company considers to be favorable financial terms, which amount the Company does not consider to be material to its operations, financial position, or liquidity. This settlement is not yet final and will not be final until approved by the Court after a hearing.

     On February 13, 1997, Motorola, Inc. filed suit against U.S. Robotics in the United States District Court for the District of Massachusetts (Motorola, Inc. v. U.S. Robotics Corporation, et al., Civil Action No. 97-10339RCL), claiming infringement of eight United States patents. The complaint alleges willful infringement and prays for unspecified damages and injunctive relief. In a separate statement announcing the filing of the lawsuit published on PRNewswire on the same date, Motorola alleged that the patents at issue cover "technologies essential to the International Telecommunications Union (ITU) V.34 modem standard." In the same statement, a Motorola officer is quoted as saying that Motorola is "committed" to making its technology incorporated in standards available on a "fair, reasonable and non-discriminatory basis." U.S. Robotics has filed an answer to Motorola's claims setting forth its defenses and asserting counterclaims which allege infringement of a U.S. Robotics patent, violation of antitrust laws, promissory estoppel and unfair competition. Although the Company believes it has meritorious defenses to Motorola's claims and intends to contest this lawsuit vigorously, an adverse outcome of such litigation could have a material adverse effect on the business, results of operations or financial condition of the Company.

     On April 26, 1997, Xerox Corporation filed suit against U.S. Robotics in the United States District Court for the Western District of New York (Xerox Corporation v. U.S. Robotics Corporation and U.S. Robotics Access Corp., No. 97-CV-6182T), claiming infringement of one United States Patent. The complaint alleges willful infringement and prays for unspecified damages and injunctive relief. In a press release dated April 30, 1997, Xerox alleged that its patent, issued January 21, 1997, "covers the use and recognition of handwritten text using an alphabet system designed especially for reliable recognition in pen computers," and that U.S. Robotics' PalmPilot hand-held computer and "Graffiti" software infringe the Xerox patent. The Company believes it has meritorious defenses to Xerox's claims and intends to contest the lawsuit vigorously. An adverse resolution of the action could have a material adverse effect on the Company's results of operations and financial condition in the quarter in which such adverse resolution occurs.

     On April 21, 1997, U.S. Robotics and three of its customers, Best Buy Co., Inc., Egghead, Inc. and Fry's Electronics, Inc., were sued in a purported consumer class action filed in Superior Court in Marin County, California
(Bendall et al v. U.S. Robotics Corporation et al, No. 170441). The named plaintiffs are residents of the states of Alabama, California, Tennessee and Washington and they purport to represent various classes of persons who have purchased or otherwise acquired U.S. Robotics' new x2 products and products upgradeable to x2. Damages, including punitive damages, and other relief are sought under the California Consumer Legal Remedies Act and the California Song-Beverly Consumer Warranty Act, and under various common law theories, including breach of contract, fraud and deceit, negligent misrepresentation, breach of implied warranty and unjust enrichment. The Company believes it has meritorious defenses to this lawsuit and intends to contest the lawsuit vigorously. An adverse resolution of the action could have a material adverse effect on the Company's results of operations and financial condition in the quarter in which such adverse resolution occurs.

     Another lawsuit, purporting to be "For the interests of the General Public" was filed against U.S. Robotics in the same court on March 13, 1997 (Levy v. U.S. Robotics Corporation, No. 170968). This action alleges that U.S. Robotics' promotion and advertising of x2 products constituted unfair competition and deceptive, untrue and misleading advertising in violation of the California Business and Professional Code, and seeks injunctive relief, including "restitution of all revenues" and an award of attorney fees. Additionally, a purported public interest plaintiff sued U.S. Robotics on January 29, 1997 in California Superior Court in San Francisco (Intervention Inc. v. U.S. Robotics Corporation, Case No. 984352) under the same statute, alleging various misrepresentations in connection with the promotion and advertising of U.S. Robotics' x2 products, and seeking injunctive and other relief, including attorney's fees. The Company believes it has meritorious defenses to this lawsuit and intends to contest the lawsuit vigorously. An adverse resolution of the action could have a material adverse effect on the Company's results of operations and financial condition in the quarter in which such adverse resolution occurs.


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

        Name                   Age                      Position (1)
        ----                   ---                      ------------

 Eric A. Benhamou...............41       Chairman, President and Chief Executive
                                         Officer

 Casey Cowell...................44       Vice Chairman

 Richard L. Edson...............43       Senior Vice President, Client Access
                                         Products, New Business Initiatives

 Debra J. Engel.................45       Senior Vice President, Corporate
                                         Services

 Ralph B. Godfrey...............57       Senior Vice President, Client Access
                                         Products, Americas Sales

        Name                   Age                      Position (1)

 John H. Hart...................51       Senior Vice President and
                                         Chief Technical Officer

 Randy R. Heffner...............47       Senior Vice President, Client Access
                                         Products, Operations

 Richard W. Joyce...............41       Senior Vice President, Remote Access
                                         Products Division

 Alan J. Kessler................40       Senior Vice President, Enterprise
                                         Systems Business Unit, Global Sales

 Ross W. Manire.................45       Senior Vice President, Carrier Systems
                                         Business Unit

 John McCartney.................44       President, Client Access Business Unit

 Mark D. Michael................46       Senior Vice President, General Counsel
                                         and Secretary

 Christopher B. Paisley.........45       Senior Vice President, Finance and
                                         Chief Financial Officer

 Janice M. Roberts..............41       Senior Vice President, Marketing and
                                         Business Development

 Michael S. Seedman.............40       Senior Vice President, Personal
                                         Communications Division

 Ronald A. Sege.................40       Senior Vice President, Enterprise
                                         Systems Business Unit, Global Products

 Douglas C. Spreng..............53       Executive Vice President, Interface
                                         Products Group

 Thomas L. Thomas...............48       Senior Vice President,  Global
                                         Information  Systems and Chief
                                         Information Officer


(1) Robert J. Finocchio was President, 3Com Systems until he resigned as an officer of the Company in May 1997.

     Eric A. Benhamou has been the Company's President and Chief Executive Officer since April 1990 and September 1990, respectively. Mr. Benhamou became Chairman of the Board of Directors of the Company in July 1994. Mr. Benhamou served as the Company's Chief Operating Officer from April 1990 through September 1990. From October 1987 through April 1990, Mr. Benhamou held various general management positions within the Company. Prior to that, Mr. Benhamou was one of the founders of Bridge Communications, Inc., in September 1981, and held various executive positions in that company in the fields of engineering and product development, most recently as Vice President of Engineering, until that company combined with 3Com in September 1987. Mr. Benhamou serves as a director of Cypress Semiconductor, Inc., Legato Systems, Inc. and Netscape Communications Corporation. Mr. Benhamou also serves on President Clinton's I.T. Advisory Council (PITAC).

     Casey Cowell has been Vice Chairman of the Company since June 1997. Prior to joining the Company, Mr. Cowell served as President of U.S. Robotics from 1978 until January 1997. Mr. Cowell was also Chairman of the Board, Chief Executive Officer, and Director of U.S. Robotics since 1978. Mr. Cowell founded U.S. Robotics in 1976. Mr. Cowell also serves as a Director of Eagle River Interactive, Inc., May & Speh, Northwestern Memorial Corporation, a parent company of Northwestern Memorial Hospital, and a trustee of the Illinois Institute of Technology.

     Richard L. Edson has been Senior Vice President, Client Access Products, New Business Initiatives since June 1997. Prior to joining the Company, Mr. Edson was with U.S. Robotics as Vice President and General Manager, Manufacturing, since July 1995. From 1987 to 1995, Mr. Edson was with Thinking Machines Corporation, where he held the position of Chief Operating Officer from 1994 to 1995, and held other management positions, including Vice President of Core Products, Vice President of Manufacturing and Director of Manufacturing from 1987 to 1993. Prior to 1987, Mr. Edson held management positions at Data General Corporation and Digital Equipment Corporation.

     Debra J. Engel has been Senior Vice President, Corporate Services since August 1996. From March 1990 through July 1996, Ms. Engel was Vice President, Corporate Services. From the time Ms. Engel joined the Company in November 1983 until March 1990, she was Vice President, Human Resources. Prior to that, Ms.
Engel was with Hewlett-Packard Company for seven years, most recently as Corporate Staffing Manager at Hewlett-Packard's Corporate Headquarters. Ms. Engel also serves as a director of Aspect Telecommunications, the American Leadership Forum and is Chairman of the Board of Directors of the Career Action Center.

     Ralph B. Godfrey has been Senior Vice President, Client Access Products, Americas Sales since June 1997. Mr. Godfrey was Senior Vice President, Global Channel sales from August 1996 to May 1997. Prior to that, Mr. Godfrey was Vice President, Channel Sales - North America, from June 1993 to July 1996. Mr. Godfrey joined 3Com in June 1990 as Vice President of 3Com USA, a position he held through May 1993. Prior to joining 3Com, Mr. Godfrey was with Unisys, Inc. for two years, where he held several executive positions in sales, most recently as President of the Value-Added Marketing Division. Prior to Unisys, Mr. Godfrey was with Hewlett-Packard Company for 20 years where he held several field sales management positions, the most recent as National Sales Manager for Business Systems.

     John H. Hart has been Senior Vice President and Chief Technical Officer since August 1996. From the time Mr. Hart joined the Company in September 1990 until July 1996, he was Vice President and Chief Technical Officer. Prior to joining the Company, Mr. Hart worked for Vitalink Communications Corporation for seven years, where he held various executive positions in product engineering and development. Mr. Hart's final position with Vitalink was Vice President of Network Products.

     Randy R. Heffner has been Senior Vice President, Client Access Products, Operations since June 1997. Previously, Mr. Heffner was the Vice President of Manufacturing for 3Com's Personal Connectivy Operations from July 1992 through June 1997. Prior to joining the Company, Mr. Heffner worked for NeXT Computer Inc. as Vice President of Manufacturing for five years. Mr. Heffner also worked for Hewlett Packard Company for thirteen years in a variety of Materials Management and Production Control positions.

     Richard W. Joyce has been Senior Vice President, Remote Access Products Division since June 1997. Mr. Joyce was Senior Vice President, New Business Operations from August 1996 to June 1997. From June 1995 through July 1996, Mr. Joyce was Vice President, New Business Operations. From June 1993 to June 1995, Mr. Joyce served as Vice President, Sales Europe and Asia Pacific Rim (APR). From January 1990 to June 1995, Mr. Joyce served as President, 3Com Europe Limited. From September 1988 until January 1990, Mr. Joyce served as Managing Director of 3Com (UK) Limited. Mr. Joyce joined the Company in November 1987 as Sales Manager of 3Com (UK) Limited, a position he held until September 1988. Most recently prior to joining the Company, Mr. Joyce held the position of Managing Director Europe for State Street Trade Development Corporation from 1985 to 1987.

     Alan J. Kessler became Senior Vice President, Enterprise Systems Business Unit, Global Sales in June 1997. From August 1996 to May 1997, Mr. Kessler was Senior Vice President of the Company's Global Systems Sales and Services. From June 1995 to July 1996, Mr. Kessler served as Vice President, Customer Service Operations. From June 1993 through June 1995, Mr. Kessler served as Vice President, Systems Sales-North America. From May 1991 through May 1993, Mr. Kessler served as Vice President and General Manager, Network Systems Division. From April 1990 until May 1991, Mr. Kessler served as Vice President and General Manager, Distributed Systems Division. Previously, Mr. Kessler served as Product Marketing Manager of the Distributed Systems Division from November 1988 through April 1990 and as Product Line Manager from October 1985 through November 1988.

     Ross W. Manire become Senior Vice President, Carrier Systems Business Unit in June 1997. Prior to joining the Company, Mr. Manire worked for U.S. Robotics as Vice President, Finance, since August 1991 and was named Chief Financial Officer in March 1992, holding that position until March 1995. Mr. Manire served as Secretary from March 1993 to February 1994. Mr. Manire served as Senior Vice President, Operations from August 1992 through March 1995. In April 1995 Mr. Manire was named General Manager, Network Systems. From 1989 to 1991, Mr. Manire was Vice President of Ridge Capital Corporation, a private equity investment firm. Prior to that Mr. Manire was a partner at Ernst & Young, a public accounting firm. Mr. Manire serves as a Director for several privately and publicly held companies.

     John McCartney has been President, Client Access Business Unit since June 1997. Prior to joining the Company, Mr. McCartney served as President of U.S. Robotics since January 1997 and as Chief Operating Officer since January 1996. Mr. McCartney was Executive Vice President from 1988 until January 1997. Mr. McCartney held the position of Secretary from 1989 to 1993, Chief Financial Officer from 1984 to 1992, Vice President from 1984 to 1988 and was a Director since 1985.

     Mark D. Michael has been the Company's Senior Vice President, General Counsel and Secretary since June 1997. Mr. Michael joined the Company in 1984 as Counsel, and was named Assistant Secretary in 1985 and General Counsel in 1986. In 1989, Mr. Michael was named Secretary, and became a Vice President in 1991. Prior to joining the Company, Mr. Michael was engaged in the private practice of law with law firms in Honolulu, Hawaii from 1977 to 1981 and San Francisco, California from 1981 to 1984.

     Christopher B. Paisley has served as the Company's Senior Vice President, Finance and Chief Financial Officer since August 1996. From the time Mr. Paisley joined the Company in September 1985 until July 1996, he was Vice President, Finance and Chief Financial Officer. Prior to joining the Company, Mr. Paisley was Vice President, Finance of Ridge Computers from May 1982 to September 1985. Previously, Mr. Paisley was employed by Hewlett-Packard Company for five years in a variety of accounting and finance positions. Mr. Paisley also serves as a Director of Applied Digital Access, Inc. and ShareData, Inc.

     Janice M. Roberts has been Senior Vice President, Marketing and Business Development since August 1996. From June 1992 through July 1996, Ms. Roberts was Vice President, Marketing. From February 1994 to June 1995, Ms. Roberts also served as General Manager, Personal Office Division. From February 1992 until June 1992, Ms. Roberts was Vice President and General Manager of the Premises Distribution Division. During the period January 1989 to February 1992, Ms. Roberts served as Director of BICC Technologies Limited and President of BICC Technologies, Inc. and BICC Communications, Inc. She was also Chairman and Managing Director of BICC Data Networks Limited. From December 1986 through January 1989, Ms. Roberts was Manager of Sales and Marketing of STC Components Ltd. located in Harlowe, United Kingdom.

     Michael S. Seedman has been Senior Vice President, Personal Communications Division since June 1997. Prior to joining the Company Mr. Seedman served as Senior Vice President of U.S. Robotics from March 1997 to June 1997. Mr. Seedman served as Vice President and General Manager, Personal Communications, from June 1993 to March 1997. Mr. Seedman previously served as President and Chief Executive Officer of Practical Peripherals, Inc., a data communications company which he founded, from 1981 to 1993.

     Ronald A. Sege has been 3Com's Senior Vice President, Enterprise Systems Business Unit, Global Products since June 1997. From October 1996 to June 1997, Mr. Sege served as Senior Vice President, LAN Operations. Mr. Sege served as Vice President and General Manager, Integrated Systems Division from October 1995 to October 1996. From July 1993 to October 1995, Mr. Sege served as Vice President and General Manager, Premises Distribution Division. In June 1991, Mr. Sege became 3Com's Vice President and General Manager, Customer Services Operation and held this position until July 1993. Prior to joining 3Com, Mr. Sege held a variety of service and sales positions at ROLM Corporation. Mr. Sege serves as a Director of Artel Video Systems, Massachusetts Telecommunications Council and Junior Achievement of Boston.

     Douglas C. Spreng was promoted to Executive Vice President, 3Com Interface Products in August 1996. From July 1995 to July 1996, Mr. Spreng served as Executive Vice President, Personal Connectivity Operations. Mr. Spreng joined the Company as Vice President and General Manager of the Network Adapter Division in March 1992. Prior to joining the Company, Mr. Spreng was President and Chief Operations Officer of Domestic Automation Company, a private communications system start-up company based in San Carlos, California. Previously, Mr. Spreng spent 23 years with Hewlett-Packard Company (HP) in a variety of key marketing, manufacturing and general management positions, including General Manager of HP's Commercial Systems Group. Most recently Mr. Spreng served as General Manager of HP's Manufacturing Applications Group. Mr. Spreng also serves as a Director of Com21, Inc. and Junior Achievement of Santa Clara Valley.

     Thomas L. Thomas has been Senior Vice President and Chief Information Officer, Global Information Systems since August 1996. From September 1995 through July 1996, Mr. Thomas was Vice President and Chief Information Officer, Global Information Systems. Prior to joining the Company, Mr. Thomas had been Vice President and Chief Information Officer of Dell Computer Corporation from 1993 to 1995. Prior to that, Mr. Thomas served as Vice President of Management Information Systems at Kraft General Foods from 1987 to 1993, and at Sara Lee Corporation from 1981 to 1987.

                                     PART II

     Subsequent to the end of the fiscal year, 3Com Corporation consummated a merger with U.S. Robotics Corporation (U.S. Robotics) on June 12, 1997. The following information included in Parts II, III and IV of this Form 10-K has not been restated to include the operating results of U.S. Robotics, and does not represent results of the combined company.


ITEM 5.       Market  for  Registrant's  Common  Stock and  Related  Stockholder
              Matters

     Fiscal 1997            High            Low                        Fiscal 1996          High               Low
     -----------            ----            ---                        -----------          ----               ---
     First Quarter         $50 7/8           $33 1/2                   First Quarter         $40 7/8          $30 7/16
     Second Quarter         76 1/2            45                       Second Quarter         53 5/8           38 3/8
     Third Quarter          81 3/8            33                       Third Quarter          51 7/8           35 1/2
     Fourth Quarter         51 1/8            24                       Fourth Quarter         52               36 1/8

     3Com Corporation common stock has been traded in the over-the-counter market under the symbol COMS since the Company's initial public offering on March 21, 1984. The preceding table sets forth the high and low sales prices as reported on the Nasdaq National Market during the last two years (adjusted to reflect a two-for-one stock split on August 25, 1995). As of May 31, 1997, the Company had approximately 4,900 shareholders of record. 3Com has not paid and does not anticipate it will pay cash dividends on its common stock.

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

                                                                     Years ended May 31,
(Dollars in thousands, except
per share and employee data)                     1997             1996            1995             1994            1993
------------------------------------------------------------------------------------------------------------------------
Sales                                      $3,147,106       $2,327,101      $1,593,469       $1,011,533        $723,231
Net income (loss)                             373,950          177,854         144,559          (11,870)         45,047
Net income (loss) per share:
   Primary                                       2.02             1.01            0.85            (0.08)           0.31
   Fully diluted                                 2.01             1.00            0.84            (0.08)           0.30

------------------------------------------------------------------------------------------------------------------------

Total assets                               $2,266,275       $1,525,117      $1,074,810      $   614,688        $458,869
Working capital                             1,234,232          825,190         570,691          307,017         244,767
Long-term obligations                         115,391          115,492         116,221            4,642           4,833
Retained earnings                             736,881          379,358         200,030           73,686          98,699
Shareholders' equity                        1,517,510          978,805         633,724          414,122         323,307

Number of employees                             7,109            5,190           4,048            3,019           2,514

------------------------------------------------------------------------------------------------------------------------


Net income for fiscal 1997 included a charge of approximately $6.6 million ($.04 per share) for merger-related costs. Net income for fiscal 1996 included a charge of approximately $69.0 million ($.28 per share) for merger-related costs, a charge of approximately $52.4 million ($.29 per share) for purchased in-process technology, and a charge of approximately $1.0 million (approximately
$.01 per share) for a litigation settlement. Net income for fiscal 1995 included a charge of approximately $68.7 million ($.25 per share) for purchased in-process technology, a charge of approximately $11.2 million ($.06 per share) for merger-related costs and a credit of $1.1 million ($.01 per share) for a reduction in accrued restructuring costs. Net loss for fiscal 1994 included a charge of approximately $134.5 million ($.82 per share) for purchased in-process technology, a gain of $17.7 million ($.07 per share) on the sale of an investment and a tax benefit of $1.2 million ($.01 per share) resulting from tax law changes. Net income for fiscal 1993 included a charge of approximately $1.3 million ($.01 per share) for non-recurring items. See Notes 3 and 12 to the Consolidated Financial Statements for additional information on the above transactions for fiscal years 1997, 1996 and 1995. Excluding the non-recurring items noted above, net income and net income per share on a fully diluted basis would have been as follows:

                                                                    Years ended May 31,
(Dollars in thousands,
except per share data)                           1997             1996            1995             1994            1993
------------------------------------------------------------------------------------------------------------------------
Net income excluding
    non-recurring items                      $380,550         $280,033        $195,545         $103,713         $46,255
Net income per share excluding
    non-recurring items                      $   2.05         $   1.58        $   1.14         $   0.66         $  0.31

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The  following   discussion   should  be  read  in  conjunction   with  the
Consolidated Financial Statements and Notes thereto.

SUBSEQUENT EVENT

     On June 12, 1997, 3Com Corporation ("the Company") consummated a merger with U.S. Robotics Corporation (U.S. Robotics) the leading supplier of products and systems for accessing information across the wide area network, including modems and remote access products. The Company issued approximately 158 million shares of its common stock in exchange for all outstanding common stock of U.S. Robotics and assumed and exchanged all options to purchase U.S. Robotics' stock for options to purchase approximately 31 million shares of the Company's common stock. The transaction was accounted for as a pooling-of-interests. U.S. Robotics' sales and net income for the twelve months ended March 30, 1997 were $2,493.8 million and $237.3 million, respectively. As of March 30, 1997, U.S. Robotics' assets and stockholder's equity totaled $1,407.3 million and $863.5 million, respectively.

     The Company anticipates that as a result of the merger, the combined company will incur restructuring charges and direct transaction costs relating to the business combination, estimated to be between $325 million and $375 million. These non-recurring costs will be charged to operations in the first quarter of fiscal 1998. See Note 17 of Notes to Consolidated Financial Statements.

     The following information has not been restated to include the operating results of U.S. Robotics, and does not represent results of the combined company. The following discussion, including Business Environment and Risk Factors, represents 3Com on a standalone basis. For information regarding 3Com and U.S. Robotics on a combined basis, refer to the Joint Proxy
Statement/Prospectus dated May 8, 1997. For historical information regarding U.S. Robotics on a standalone basis, refer to its quarterly report on Form 10-Q for the quarter ended March 30, 1997, and its report on Form 10-K for the year ended September 29, 1996.


BUSINESS COMBINATIONS

     On October 31, 1996, the Company acquired OnStream Networks, Inc. (OnStream), a provider of Asynchronous Transfer Mode (ATM) and broadband wide area network (WAN) and access products. The Company issued approximately 3.3 million shares of its common stock in exchange for all the outstanding stock of OnStream, and assumed and exchanged all options to purchase OnStream stock for options to purchase approximately 400,000 shares of the Company's common stock. The acquisition was accounted for as a pooling-of-interests. Financial data of the Company has been restated for the quarter ended August 31, 1996 to include the historical financial information of OnStream for that period. As the historical operations of OnStream were not significant to any period presented, the Company's financial statements for periods prior to fiscal 1997 have not been restated.

     To enhance its product offerings and accelerate its time-to-market in new technologies, the Company completed several business combinations in previous years. In fiscal 1996, the Company acquired Chipcom Corporation (Chipcom), a provider of computer networking multi-function platforms, including hubs, switching, and network management products, Primary Access Corporation (Primary Access), a provider of integrated network access systems, and AXON Networks, Inc. (AXON), a developer and manufacturer of remote network management and data network traffic management products. In fiscal 1995, the Company acquired Sonix Communications, Ltd. (Sonix), a provider of ISDN connectivity solutions in the United Kingdom, and NiceCom, Ltd. (NiceCom), an innovator of ATM technology, and Chipcom acquired Artel Communications Corporation (Artel), a provider of high-performance communication systems for the internetworking and video distribution markets and DSI ExpressNetworks, Inc.
(DSI), a developer of intelligent hubs and internetworking products.

     The impact of acquisition-related charges on the Company's operating expenses, net income and earnings per share are discussed below. See Notes 3 and 12 of Notes to Consolidated Financial Statements for additional information on the above business combinations.


RESULTS OF OPERATIONS

The following table sets forth for the fiscal years indicated, the percentage of
total  sales   represented  by  the  line  items   reflected  in  the  Company's
consolidated statements of income:

                                                                                      Years Ended May 31,
                                                                              ----------------------------------------
                                                                               1997            1996              1995
                                                                              ------           -----             -----
Sales......................................................................    100.0%           100.0%            100.0%
Cost of sales .............................................................     46.1             47.1              46.3
                                                                              ------            -----             -----
Gross margin ..............................................................     53.9             52.9              53.7
Operating expenses:
    Sales and marketing ...................................................     21.0             20.5              20.0
    Research and development ..............................................     10.7             10.0              10.5
    General and administrative ............................................      4.1              4.2               4.2
    Non-recurring charges:
       Purchased in-process technology.....................................        -              2.2               4.3
       Acquisition-related charges and other...............................      0.2              3.0               0.6
                                                                              ------           ------             -----
Total operating expenses ..................................................     36.0             39.9              39.6
                                                                              ------           ------             -----
Operating income ..........................................................     17.9             13.0              14.1
Other income - net ........................................................      0.7              0.3               0.3
                                                                              ------           ------             -----
Income before income taxes ................................................     18.6             13.3              14.4
Income tax provision ......................................................      6.7              5.7               5.3
                                                                              ------           ------             -----
Net income ................................................................     11.9%             7.6%              9.1%
                                                                              ======           ======             =====

Excluding non-recurring charges:
    Total operating expenses ..............................................     35.7%            34.6%             34.6%
    Operating income ......................................................     18.1             18.2              18.9
    Net income ............................................................     12.1             12.0              12.3


Comparison of fiscal years ended May 31, 1997 and 1996

     Fiscal 1997 sales increased 35 percent to $3.1 billion from $2.3 billion in fiscal 1996. The Company believes that the increase in fiscal 1997 sales is due to several factors, including growth in the data networking market as the Internet, corporate intranets, client server applications and remote access services stimulate customers to migrate from shared to switched media and to larger bandwidth and higher speed technologies, such as Fast Ethernet and ATM, to support data, voice and video multimedia traffic. The

Company also believes that the strength of the Company's product offerings at the edge of the network, including workgroup switches and hubs, the impact of a strong new product cycle in systems and adapter products, the continuous expansion of 3Com's product offerings, and the ability to deliver complete data networking solutions for different connectivity environments contributed to the increase in sales over the prior year.

     Although the Company experienced relatively strong year over year growth, the Company's growth rate has moderated in the last half of fiscal 1997. The Company believes this moderation reflects recent slowed growth in the networking industry, in combination with increased competitive pricing pressures in the form of aggressive price reductions and product promotions for certain products, particularly network adapters, stackable hubs, and workgroup switches. The Company also experienced declines in its router business, which the Company believes are primarily due to delays in certain large enterprise customer orders. The Company believes that the industry is transitioning from shared to switched networks, from lower to higher-speed technologies, and to more volume-based pricing and distribution, and that these transitions may be adversely affecting customer purchasing decisions. Competitive pricing pressures in adapters, stackable hubs and workgroup switches have resulted in average selling prices declining more rapidly than in the past. The Company believes such pricing trends, as well as the uncertainties created by the trend towards switched networks, may adversely affect the industry's and the Company's growth rates in the coming quarters, and consequently, the Company's historical growth rates should not be relied upon as an indication of its future performance. See Business Environment and Risk Factors discussed below.

     Sales of network systems products (i.e., internetworking platforms, remote access servers, hubs, switching products and customer service) increased 30 percent from fiscal 1996, and represented 57 and 59 percent of total sales in fiscal years 1997 and 1996, respectively. The increase in fiscal 1997 network systems product sales was led primarily by the SuperStack(R) II workgroup switching family, the CELLplex(R) ATM High-Function switching family, SuperStack II Ethernet and Fast Ethernet hubs, and the ONcore(R) intelligent switching system. The increase in network systems products was partially offset by declines in sales of the AccessBuilder(R) 8000 access concentrator. The Company experienced a significant increase in unit volume in workgroup switching products and Ethernet and Fast Ethernet stackable hubs, partially offset by a decline in average selling prices resulting from increased competition and pricing pressures. Customer service revenue is included in network systems products (previously this revenue was classified as other products), and accordingly, all sales composition and growth percentages reflect this reclassification.

     Sales of network adapters increased 45 percent from fiscal 1996, and represented 42 and 40 percent of total sales in fiscal years 1997 and 1996, respectively. The increase in fiscal 1997 network adapter sales represented a significant increase in unit volume, partially offset by a decline in average selling prices. The increase in sales was led primarily by the Fast EtherLink(R) PCI adapters, the EtherLink PC Card adapters, and the EtherLink III family of network adapters. During the third quarter of fiscal 1997, a major competitor reduced its average selling prices on Fast Ethernet adapter products by approximately 40 percent. The Company immediately responded with similar price cuts. As a result, the Company has recently experienced an accelerated transition from 10 Mb Ethernet to Fast Ethernet adapters.

     Sales of other products represented one percent of total sales in fiscal 1997 and 1996, and are not significant to the Company's operations.

     Sales outside of the United States increased 36 percent from the same period a year ago, and comprised 53 percent of total sales in fiscal years 1997 and 1996. International sales increased in all major geographic regions, with especially strong growth in the Asia Pacific and Latin America regions, however, in the latter half of fiscal 1997, sales in certain European countries moderated. The Company believes that the growth in international sales is due primarily to the Company's continued global expansion through the opening of new sales offices, and the expansion of its worldwide field sales, service and support programs. Sales in the U.S. increased 34 percent compared to fiscal 1996. Substantially all of the Company's sales are denominated in U.S. Dollars. The Company's operations were not significantly impacted by fluctuations in foreign currency exchange rates in fiscal years 1997, 1996 and 1995.

     Gross margin as a percentage of sales was 53.9 percent in fiscal 1997, compared to 52.9 percent in fiscal 1996. The 1.0 percentage point increase in gross margin in fiscal 1997 primarily reflected an improved shipment mix of higher margin workgroup switching and hub products and lower margin network access concentrators, and lower product material costs of certain adapter products. Factors causing the increase in gross margin were partially offset by a higher mix of certain lower margin adapter products. During the third quarter of fiscal 1997, the Company reduced its average selling prices on Fast Ethernet adapter products by approximately 40 percent in response to the aforementioned increased competition, thus causing a recent decline in gross margins, which was not completely reflected in fiscal 1997. The Company believes that the competitive pricing pressures in the Fast Ethernet adapters, stackable hub and workgroup switching products may well result in future declines in gross margins.

     Total operating expenses in fiscal 1997 were $1,131.4 million, compared to $928.6 million in fiscal 1996. Excluding an acquisition-related charge of $6.6 million related to the acquisition of OnStream (see Note 12 of Notes to Consolidated Financial Statements), total operating expenses in fiscal 1997 would have been $1,124.8 million, or 35.7 percent of sales. Excluding an acquisition-related charge of $69.0 million related to the acquisition of
Chipcom, a charge of $52.4 million for purchased in-process technology associated with the acquisition of AXON and a charge of approximately $1.0 million for a settlement of litigation, total operating expenses in fiscal 1996 would have been $806.3 million, or 34.6 percent of sales.

     Sales and marketing expenses in fiscal 1997 increased $183.8 million or 39 percent from fiscal 1996. The increase in such expenses reflected increased costs associated with the 35 percent increase in sales, a 52 percent year-over-year increase in sales and marketing personnel, as the Company continued to invest in the expansion of its direct sales force, and an increase in the Company's customer support programs and marketing promotions. As a percentage of sales, sales and marketing expenses were 21.0 percent in fiscal 1997, compared to 20.5 percent in fiscal 1996.

     Research and development expenses in fiscal 1997 increased $102.2 million or 44 percent from the prior year. As a percentage of sales, research and development expenses increased to 10.7 percent in fiscal 1997, from 10.0 percent in fiscal 1996. The increase in research and development expenses was primarily attributable to the cost of developing 3Com's new products and technologies, primarily switching, network management and value-added software, and the Company's expansion into new technologies and markets. The Company believes the timely introduction of new technologies and products is crucial to its success, and plans to continue to make acquisitions or strategic investments to accelerate time to market where appropriate. As of May 31, 1997, most of the in-process research and development projects acquired in connection with the Company's business acquisitions have been completed. The Company estimates that the remaining costs in connection with the completion of outstanding acquired research and development projects are not significant, and are primarily made up of labor costs for design, prototype development and testing. The increase in research and development expenses is consistent with the Company's continued commitment to develop and introduce high quality, innovative products.

     General and administrative expenses in fiscal 1997 increased $32.6 million or 33 percent from the prior year. The increase in general and administrative expenses reflects the worldwide expansion of the Company's infrastructure through internal growth and acquisitions, including an increase in personnel of 35 percent compared to the prior year, increased investment in the Company's worldwide information systems and costs associated with the Company's expansion into the Asia Pacific region. As a percentage of sales, such expenses decreased to 4.1 percent in fiscal 1997, compared to 4.2 percent in fiscal 1996.

     Other income (net) was $20.9 million in fiscal 1997, compared to $6.8 million in fiscal 1996. These amounts consist primarily of interest income, which increased $12.8 million in fiscal 1997, due primarily to larger cash and investment balances.

     The Company's effective income tax rate was 36.0 percent in fiscal 1997. Excluding the merger costs associated with the OnStream merger which were not tax deductible, the effective tax rate for fiscal 1997 would have been 35.6 percent. The Company's effective income tax rate was 42.3 percent in fiscal 1996. Excluding the charge for purchased in-process technology associated with the acquisition of AXON, which was not tax deductible, and the nondeductible portion of the merger costs associated with the Chipcom acquisition, the effective tax rate for fiscal 1996 would have been 35.0 percent.

     Net income for fiscal 1997 was $374.0 million, or $2.01 per share, compared to net income of $177.9 million, or $1.00 per share for fiscal 1996. Excluding the aforementioned acquisition-related charge of $6.6 million, the Company would have realized net income of $380.6 million, or $2.05 per share for fiscal 1997. Net income for fiscal 1996 included the aforementioned acquisition-related charge of $69.0 million, the $52.4 million charge for purchased in-process technology and the $1.0 million charge for a litigation settlement. Excluding these charges, the Company would have realized net income of $280.0 million, or $1.58 per share for fiscal 1996.

Comparison of fiscal years ended May 31, 1996 and 1995

     Fiscal 1996 sales increased 46 percent to $2.3 billion from $1.6 billion in fiscal 1995. The Company believes that the increase in fiscal 1996 sales was due to several factors, including continued strength in the data networking market as customers migrate to new technologies such as LAN switching and Fast Ethernet, increases in worldwide personal computer sales, rapid growth in sales outside the U.S., and the continuous expansion of 3Com's product offerings and its ability to deliver complete data networking solutions for different connectivity environments.

     Sales of network systems products increased 56 percent from fiscal 1995, and represented 59 and 55 percent of total sales in fiscal years 1996 and 1995, respectively. The increase in fiscal 1996 network systems product sales was led primarily by the LinkBuilder FMS II stackable hub, the LANplex and LinkSwitch families of switching products, the AccessBuilder 8000 integrated network access system and the ONcore intelligent switching system. The increase in network systems products was partially offset by declines in sales of certain product lines acquired from Chipcom.

     Sales of network adapters increased 35 percent from fiscal 1995, and represented 40 and 43 percent of total sales in fiscal years 1996 and 1995, respectively. The increase in fiscal 1996 network adapter sales represented a significant increase in unit volume, primarily the result of increased sales of the EtherLink III network adapter and the EtherLink PC Card adapter and the introduction of the Fast EtherLink PCI adapter.

The trend toward decreasing average selling prices in all adapter products continued in fiscal 1996, but was mostly offset by the increased mix of Fast Ethernet and PC Card products, which carry higher average selling prices.

     Sales of other products represented one percent of total sales in fiscal 1996 and two percent of total sales in fiscal 1995, and were not significant to the Company's operations.

     Sales outside of the United States increased 48 percent from the same period a year ago, and comprised 53 percent of total sales in fiscal 1996, compared to 52 percent in fiscal 1995. The Company believes that the increase in international sales was a result of strong growth in the Asia Pacific region, the breadth of the Company's product offerings, its continued global expansion through the opening of new sales offices in Asia, Latin America and Europe, and the expansion of worldwide service and support programs. Sales in the U.S. increased 44 percent compared to fiscal 1995.

     Gross margin as a percentage of sales was 52.9 percent in fiscal 1996, compared to 53.7 percent in fiscal 1995. The 0.8 percentage point reduction in gross margin in fiscal 1996 resulted primarily from a higher mix of certain lower margin adapter and network access system products and increased provisions for obsolete and excess inventory. Factors causing the decline in gross margin were partially offset by a favorable shipment mix toward the Company's switching products and reductions in adapter product material costs.

     Total operating expenses in fiscal 1996 were $928.6 million, compared to $630.9 million in fiscal 1995. Excluding the acquisition-related charge of $69.0 million related to the acquisition of Chipcom, the charge of $52.4 million for purchased in-process technology associated with the acquisition of AXON, and a charge of approximately $1.0 million for a settlement of litigation (see Note 12 of Notes to Consolidated Financial Statements), total operating expenses in fiscal 1996 would have been $806.3 million, or 34.6 percent of sales. Excluding a charge of $68.7 million for purchased in-process technology associated with the acquisitions of NiceCom and DSI, a non-recurring charge of $10.1 million, which consisted of approximately $11.2 million in merger transaction costs associated with the acquisitions of Artel, Primary Access and Sonix, and a credit of $1.1 million for the reduction in accrued costs relating to the fiscal 1991 restructuring, total operating expenses in fiscal 1995 would have been $552.1 million, or 34.6 percent of sales.

     Sales and marketing expenses in fiscal 1996 increased $156.5 million or 49 percent from fiscal 1995. The increase in such expenses reflected increased selling costs related to the 46 percent increase in sales, higher costs associated with marketing promotions and sales support programs, and a year-over-year increase in sales and marketing personnel of 35 percent. The Company believes the increase in sales and marketing expenses was also a direct result of the Chipcom acquisition. As a percentage of sales, sales and marketing expenses were 20.5 percent in fiscal 1996, compared to 20.0 percent in fiscal 1995.

     Research and development expenses in fiscal 1996 increased $66.8 million or 40 percent from the prior year. The increase in research and development expenses was primarily attributable to the cost of developing new products, including the Company's expansion into new technologies and markets. Full time research and development personnel increased 27 percent in fiscal 1996. As a percentage of sales, research and development expenses were 10.0 percent in fiscal 1996, compared to 10.5 percent in fiscal 1995.

     General and administrative expenses in fiscal 1996 increased $30.9 million or 47 percent from the prior year. The increase in general and administrative expenses reflected the worldwide expansion of the Company's infrastructure through internal growth and acquisitions. As a percentage of sales, such expenses remained flat at 4.2 percent in fiscal 1996 and 1995.

     Other income (net) was $6.8 million in fiscal 1996, compared to $4.9 million in fiscal 1995. The fiscal 1996 increase was primarily caused by interest income, which increased $9.3 million in fiscal 1996, due to larger cash and investment balances and higher interest rates. Partially offsetting this increase in other income was the issuance of $110.0 million of convertible subordinated notes in the second quarter of fiscal 1995, which in addition to increasing cash balances, contributed to an increase in interest expense of $5.5 million in fiscal 1996.

     The Company's effective income tax rate was 42.3 percent in fiscal 1996. Excluding the purchased in-process technology charge associated with the acquisition of AXON, which was not tax deductible, and the nondeductible portion of the merger costs associated with the Chipcom acquisition, the effective tax rate would have been 35.0 percent. The Company's effective income tax rate was
36.9 percent in fiscal 1995. Excluding the charges for purchased in-process technology associated with the acquisitions of NiceCom and DSI and the merger costs associated with the Sonix and Primary Access acquisitions, which were not tax deductible, the effective tax rate would have been 36.0 percent.

     Net income for fiscal 1996 was $177.9 million, or $1.00 per share, compared to net income of $144.6 million, or $0.84 per share for fiscal 1995. Net income for fiscal 1996 included the aforementioned acquisition-related charge of $69.0 million, the $52.4 million charge for purchased in-process technology and the $1.0 million charge for a litigation settlement. Excluding these charges, the Company would have realized net income of $280.0 million, or $1.58 per share for fiscal 1996. Net income for fiscal 1995 included the aforementioned $68.7 million charge for purchased in-process technology, the $11.2 million charge for merger costs and the $1.1 million credit for the reduction in the restructuring reserve. Excluding these charges and credits, the Company would have realized net income of $195.5 million, or $1.14 per share for fiscal 1995.


BUSINESS ENVIRONMENT AND RISK FACTORS

     This report contains certain forward looking statements, including statements regarding future trends in sales, gross margin, expense and liquidity levels, and the amount of the expected non-recurring charge to operations for the U.S. Robotics merger. Actual results could vary materially based upon a number of factors, including but not limited to those set forth below. The Company's future operating results may be affected by various trends and factors which the Company must successfully manage in order to achieve favorable operating results. In addition, there are trends and factors beyond the Company's control which affect its operations. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, the cautionary statements set forth below identify important factors that could cause actual results to differ materially from those in any forward-looking statements which may be contained in this report. Such trends and factors include, but are not limited to, adverse changes in general economic conditions or conditions in the specific markets for the Company's products, governmental regulation or intervention affecting communications or data networking, fluctuations in foreign exchange rates, and other factors, including those listed below.

     The Company participates in a highly volatile and rapidly growing industry which is characterized by vigorous competition for market share and rapid technological development carried out amidst uncertainty over adoption of industry standards and protection of proprietary intellectual property rights. This has in the past resulted and could result in aggressive pricing practices, such as those recently adopted by a competitor in the adapter market, and growing competition, both from start-up companies and from well-capitalized computer systems and communications companies. The Company's ability to compete in this environment depends upon a number of competitive and market factors, and is subject to the risks set forth in this report and other factors.

     The market for the Company's products is intensely competitive and characterized by rapidly changing technology. The Company's success depends, in substantial part, on the timely and successful introduction of new products. An unexpected change in one or more of the technologies affecting data networking, or in market demand for products based on a particular technology, such as the recent change from shared to switched networks and the slowdown in sales of certain products for the edge of the network, could have a material adverse effect on the Company's operating results if the Company does not respond timely and effectively to such changes. The Company is engaged in research and development activities in certain emerging LAN and WAN high-speed technologies, such as ATM, ISDN, DSL, Fast Ethernet, Gigabit Ethernet and data-over-cable. As the industry standardizes on high-speed technologies, there can be no assurance that the Company will be able to respond promptly and cost-effectively to compete in the marketplace. In addition, if the PC industry migrates toward standardizing the integration of network interface capabilities on the PC motherboard, and if the Company does not manage its business to cost-effectively transition toward this technology, it could have an adverse impact on the Company.

     Although long-term annual growth rates for the networking industry have recently been in the 30 to 50 percent range, there can be no assurance that this industry growth rate will continue at the same level, or that the Company's results in any particular quarter will fall within that range. In particular, based on recent softening of demand for networking products and competitive pricing pressures, the Company anticipates that its results may fall below those levels in the coming quarters.

     The Company's customers historically request fulfillment of orders in a short period of time, resulting in a minimal backlog. Quarterly sales and results of operations generally depend on the volume and timing of orders, and the ability to fulfill them within the quarter. As a result, the lack of backlog provides limited visibility to the Company's future sales trends.

     Recruiting and retaining skilled personnel, especially in certain locations in which the Company operates, is highly competitive. Unless the Company can successfully recruit and retain such personnel, the Company's ability to achieve continued growth in sales and earnings may be adversely affected.

     The Company operates in an industry in which the ability to compete is dependent on the development or acquisition of proprietary technology, which must be protected both to preserve the benefits of exclusive use of the Company's own technology, and enable the Company to license technology from other parties on acceptable terms. The Company attempts to protect its intellectual property rights through a combination of patents, copyrights, trademarks and trade secret laws. There can be no assurance that the steps taken by the Company will be sufficient to prevent misappropriation of intellectual properties or that competitors will not independently develop technologies that are equivalent or superior to the technologies of the Company.

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

     The Company will continue to invest in expanding its sales, marketing, service, logistics and manufacturing operations worldwide. The Company's sales and earnings may be adversely affected unless the Company can successfully assimilate and train new employees in a timely manner. The Company may also be adversely affected if it cannot successfully expand its sales and distribution capabilities, in particular, the new manufacturing and distribution facility in the Asia Pacific region, in a timely manner.

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

     On June 12, 1997, the Company merged with U.S. Robotics (see Note 17 of Notes to Consolidated Financial Statements) and has completed several other acquisitions in recent years. There can be no assurance that products, technologies, distribution channels, management information systems, key personnel and businesses of acquired companies will be effectively assimilated into the Company's business or product offerings, or that such integration will not adversely affect the Company's business, financial condition or results of operations. The difficulties of such integration may be increased by the size and number of such acquisitions and the requirements of coordinating geographically separated organizations, such as the U.S. Robotics merger. There can be no assurance that any acquired products, technologies or businesses will contribute at anticipated levels to the Company's sales or earnings, or that the sales, earnings and technologies under development from acquired businesses will not be adversely affected by the integration process or other general factors. If the Company is not successful in the integration of such acquisitions, there could be an adverse impact on the financial results of the Company.

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

     The market price of the Company's common stock has been, and may continue to be, extremely volatile. Factors such as new product or pricing announcements by the Company or its competitors, quarterly fluctuations in the Company's operating results, challenges associated with integration of businesses and general conditions in the data networking market, such as a decline in industry growth rates, may have a significant impact on the market price of the Company's common stock. These conditions, as well as factors which generally affect the market for stocks of high technology companies, could cause the price of the Company's stock to fluctuate substantially over short periods.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and temporary cash investments at May 31, 1997 were $889.9 million, increasing $390.6 million, or 78 percent from May 31, 1996. At the end of fiscal 1996, cash, cash equivalents and temporary cash investments were $499.3 million.

     For the fiscal year ended May 31, 1997, net cash generated from operating activities was $600.9 million. Trade receivables at May 31, 1997 increased $164.3 million to $523.5 million from May 31, 1996. Days sales outstanding in receivables was 57 days at the end of fiscal 1997, compared to 49 days at the end of fiscal 1996. The increase in the days sales outstanding metric was primarily a result of the non-linearity of sales during the fourth quarter of fiscal 1997. Inventory levels at May 31, 1997 decreased $12.3 million from the prior fiscal year-end to $228.8 million. Inventory turnover increased to 6.5 turns at May 31, 1997, compared to 5.4 turns at May 31, 1996.

     During the fiscal year ended May 31, 1997, the Company made $247.8 million in capital expenditures. Major capital expenditures included purchases and upgrades of desktop systems, purchases of land in Santa Clara, California, the U.K. and Ireland, upgrades and additions to product manufacturing lines and facilities in Ireland and Santa Clara, purchase of a building in the U.K., and the continuing development of the Company's worldwide information systems. As of May 31, 1997, the Company had outstanding approximately $95 million in capital expenditure commitments primarily associated with the construction and expansion of office and manufacturing space in the U.K., Singapore, and Ireland.

     During the year ended May 31, 1997, the Company received cash of $68.7 million from the sale of its common stock to employees through its employee stock purchase and option plans.

     During the third quarter of fiscal 1997, the Company signed an operating lease which combines and replaces three prior operating lease agreements on the Company's existing headquarters site and on land adjacent to its existing headquarters site. The combined lease includes approximately 870,000 square feet of office and manufacturing space and two parking garages, and expires in November 2001 with an option to extend the lease term for two successive periods of five years each. The Company has an option to purchase the combined property for $152.6 million, or at the end of the lease arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sale price and $152.6 million, subject to certain provisions of the lease. Lease payments on the new lease commenced in the third quarter of fiscal 1997 and are not materially different from the aggregate payments under the previously separate leases.

     During the second quarter of fiscal 1997, a wholly-owned subsidiary of the Company signed a lease for seven acres of land in Changi, Republic of Singapore. The Company began construction of 325,000 square feet of office and manufacturing space in December 1996, and plans to occupy the manufacturing facility in the third quarter of fiscal 1998.

     During the second quarter of fiscal 1997, the Company purchased a 14 acre parcel of land and signed a lease for an adjacent 58 acre parcel of land, both of which are near its existing headquarters in Santa Clara. The lease expires in November 1998 with an option to extend the lease term for two successive periods of five years each. The Company has an option to purchase the property for $49.5 million, or at the end of the lease arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sale price and $49.5 million, subject to certain provisions of the lease.

     The three aforementioned leases require the Company to maintain specified financial covenants, all of which the Company was in compliance with as of May 31, 1997.

     The Company has a $100 million revolving bank credit agreement which expires December 20, 1999. Payment of cash dividends are permitted under the credit agreement, subject to certain limitations based on net income levels of the Company. The Company has not paid and does not anticipate it will pay cash dividends on its common stock. The credit agreement requires the Company to maintain specified financial covenants. As of May 31, 1997, there were no outstanding borrowings under the credit agreement and the Company was in compliance with all required covenants.

     The Company anticipates a significant decrease in cash and cash equivalents and temporary cash investments in the first half of fiscal 1998 to retire some or all of U.S. Robotics' existing debt, and to fund the cash components of the merger reserve. See Note 17 of Notes to Consolidated Financial Statements.

     Based on current plans and business conditions, the Company believes that its existing cash and cash equivalents, temporary cash investments, cash to be generated from operations and the available revolving credit agreement will be sufficient to satisfy anticipated operating cash requirements for at least the next twelve months.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENT

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." This Statement establishes and simplifies standards for computing and presenting earnings per share. SFAS 128 will be effective for the Company's third quarter of fiscal 1998, and requires restatement of all previously reported earnings per share data that are presented. Early adoption of this Statement is not permitted. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. The Company expects that basic earnings per share amounts will be accretive compared to the Company's primary earnings per share amounts, and diluted earnings per share amounts will not be materially different from the Company's fully diluted earnings per share amounts.

ITEM 8.       Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule

                                                                                                                     Page
Financial Statements:
     Independent Auditors' Reports:
         Report of Deloitte & Touche LLP............................................................................   37
         Report of Price Waterhouse LLP.............................................................................   38
     Consolidated Statements of Income for the years ended May 31, 1997, 1996 and 1995..............................   39
     Consolidated Balance Sheets at May 31, 1997 and 1996...........................................................   40
     Consolidated Statements of Shareholders' Equity for the years ended May 31, 1997, 1996
         and 1995...................................................................................................   41
     Consolidated Statements of Cash Flows for the years ended May 31, 1997, 1996
         and 1995...................................................................................................   42
     Notes to Consolidated Financial Statements.....................................................................   43
     Quarterly Results of Operations (Unaudited)....................................................................   61
Financial Statement Schedule:
     Schedule II - Valuation and Qualifying Accounts and Reserves...................................................   S-1

     All other schedules are omitted, because they are not required, are not applicable, or the information is included in the consolidated financial statements and notes thereto.

Independent Auditors' Report

To the Shareholders and Board of Directors of 3Com Corporation:

We have audited the consolidated balance sheets of 3Com Corporation and its subsidiaries as of May 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended May 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. The consolidated financial statements give retroactive effect to the fiscal 1996 merger of 3Com Corporation with Chipcom Corporation, which has been accounted for as a pooling-of-interests as described in Note 3 to the consolidated financial statements. We did not audit the consolidated statements of income, shareholders' equity, and cash flows of Chipcom Corporation for the year ended December 31, 1994, which were combined with 3Com Corporation's statements for the year ended May 31, 1995, and reflect revenues of $267,776,000, and net income of $18,560,000. We also did not audit the information in the financial statement schedule relating to Chipcom Corporation for the year ended December 31, 1994, which information is included in 3Com Corporation's schedule for the year ended May 31, 1995. Those statements and financial statement schedule information were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Chipcom Corporation for fiscal 1995, is based solely on the reports of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 3Com Corporation and its subsidiaries at May 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of the other auditors, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

San Jose, California
June 23, 1997

Report of Independent Accountants

To the Board of Directors and Stockholders of Chipcom Corporation

In our opinion, the consolidated statements of income, of stockholders' equity and of cash flows of Chipcom Corporation and its subsidiaries (not presented separately herein) present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Chipcom Corporation for any period subsequent to December 31, 1994.


/s/ Price Waterhouse LLP
------------------------
PRICE WATERHOUSE LLP

Boston, Massachusetts
February 7, 1995

Consolidated Statements of Income

                                                                                                   Years Ended May 31,
                                                                                      ----------------------------------------------

(In thousands, except per share data)                                                   1997               1996              1995
                                                                                      ----------        ----------        ----------
Sales                                                                                 $3,147,106        $2,327,101        $1,593,469

Cost of sales                                                                          1,452,350         1,096,846           738,093
                                                                                      ----------        ----------        ----------

Gross margin                                                                           1,694,756         1,230,255           855,376

Operating Expenses:
    Sales and marketing                                                                  659,573           475,769           319,310
    Research and development                                                             335,266           233,107           166,327
    General and administrative                                                           129,952            97,395            66,462
    Purchased in-process technology                                                         --              52,353            68,696
    Acquisition-related charges and other                                                  6,600            69,950            10,125
                                                                                      ----------        ----------        ----------

    Total                                                                              1,131,391           928,574           630,920
                                                                                      ----------        ----------        ----------

Operating income                                                                         563,365           301,681           224,456

Other income--net                                                                         20,889             6,788             4,895
                                                                                      ----------        ----------        ----------

Income before income taxes                                                               584,254           308,469           229,351

Income tax provision                                                                     210,304           130,615            84,792
                                                                                      ----------        ----------        ----------

Net income                                                                            $  373,950        $  177,854        $  144,559
                                                                                      ==========        ==========        ==========

Net income per common and equivalent share:

    Primary                                                                           $     2.02        $     1.01        $     0.85
    Fully diluted                                                                     $     2.01        $     1.00        $     0.84

Common and equivalent shares used in computing per share amount:

    Primary                                                                              185,316           176,517           169,443
    Fully diluted                                                                        186,019           176,972           171,079

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
                                                                                                       Years Ended May 31,
                                                                                                 ----------------------------------
     (Dollars in thousands)
                                                                                                    1997                    1996
                                                                                                 -----------            -----------
Assets

Current Assets:
    Cash and cash equivalents                                                                    $   351,237            $   216,759
    Temporary cash investments                                                                       538,706                282,578
    Trade receivables, less allowance for doubtful accounts
       ($37,259 and $26,921 in 1997 and 1996, respectively)                                          523,501                359,182
    Inventories                                                                                      228,754                241,018
    Deferred income taxes                                                                            108,360                 79,259
    Other                                                                                             80,725                 60,915
                                                                                                 -----------            -----------
Total current assets                                                                               1,831,283              1,239,711

Property and equipment - net                                                                         377,349                246,652
Deposits and other assets                                                                             57,643                 38,754
                                                                                                 -----------            -----------

Total                                                                                            $ 2,266,275            $ 1,525,117
                                                                                                 ===========            ===========

Liabilities and Shareholders' Equity

Current Liabilities:
    Accounts payable                                                                             $   148,846            $   120,211
    Accrued and other liabilities                                                                    279,263                211,620
    Income taxes payable                                                                             168,942                 82,690
                                                                                                 -----------            -----------
Total current liabilities                                                                            597,051                414,521

Long-term debt                                                                                       110,000                110,000
Other long-term obligations                                                                            5,391                  5,492
Deferred income taxes                                                                                 36,323                 16,299

Shareholders' Equity:
    Preferred stock, no par value, 3,000,000 shares authorized;
       none outstanding                                                                                 --                     --
    Common stock, $.01 par value, 400,000,000 shares authorized;
       shares outstanding: 1997--178,373,867;
       1996--168,799,586                                                                             784,685                597,452
    Unamortized restricted stock grants                                                               (5,165)                (4,487)
    Retained earnings                                                                                736,881                379,358
    Unrealized net gain on available-for-sale securities                                               2,320                  7,159
    Accumulated translation adjustments                                                               (1,211)                  (677)
                                                                                                 -----------            -----------
Total shareholders' equity                                                                         1,517,510                978,805
                                                                                                 -----------            -----------

Total                                                                                            $ 2,266,275            $ 1,525,117
                                                                                                 ===========            ===========

See Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders' Equity
                                                                                        Unrealized Net
                                                                                        Gain (Loss) on
                                                Common Stock    Unamortized               Available- Accumulated
                                              ----------------  Restricted    Retained     For-Sale  Translation
(In thousands)                                Shares    Amount  Stock Grants  Earnings    Securities  Adjustments  Total
                                            -----------------------------------------------------------------------------
Balances, June 1, 1994                       151,288   $340,943   $  (202)    $ 73,686     $    -    $  (305)   $  414,122

Common stock issued under stock plans
   and for business acquisitions               8,494     44,364    (2,128)                                          42,236
Repurchase of common stock                    (1,570)    (2,674)               (16,916)                            (19,590)
Tax benefit from employee stock
   transactions                                          45,794                                                     45,794
Amortization of restricted stock grants                               293                                              293
Stock options assumed in connection with
   acquisitions                                           6,508                                                      6,508
Adjustment to conform pooled entity-Sonix      2,416        844                 (2,079)                  (69)       (1,304)
Adjustment to conform fiscal year of
   pooled entity-Primary Access                  284        143                    780                                 923
Unrealized loss on available-for-
   sale securities                                                                            (22)                     (22)
Accumulated translation adjustments                                                                      205           205
Net income                                                                     144,559                             144,559
                                             -------   --------   --------    --------     ------    --------   ----------
Balances, May 31, 1995                       160,912    435,922    (2,037)     200,030        (22)      (169)      633,724

Common stock issued under stock plans          7,619     74,648    (3,502)                                          71,146
Repurchase of common stock                       (23)       (52)                  (923)                               (975)
Tax benefit from employee stock
   transactions                                          79,774                                                     79,774
Amortization of restricted stock grants                             1,052                                            1,052
Stock options assumed in connection with
   acquisitions                                           3,671                                                      3,671
Adjustment to conform fiscal year of
   pooled entity-Chipcom                         292      3,489                  2,397        151                    6,037
Unrealized gain on available-for-
   sale securities                                                                          7,030                    7,030
Accumulated translation adjustments                                                                     (508)         (508)
Net income                                                                     177,854                             177,854
                                             -------   --------   --------    --------     ------    --------   ----------
Balances, May 31, 1996                       168,800    597,452    (4,487)     379,358      7,159       (677)      978,805

Common stock issued under stock plans          6,282     71,102    (2,412)                                          68,690
Tax benefit from employee stock
   transactions                                          90,757                                                     90,757
Amortization of restricted stock grants                             1,734                                            1,734
Adjustment to conform pooled
   entity-OnStream                             3,292     25,374                (16,427)                              8,947
Unrealized loss on available-for-
   sale securities                                                                         (4,839)                  (4,839)
Accumulated translation adjustments                                                                     (534)         (534)
Net income                                                                     373,950                             373,950
                                             -------   --------   --------    --------     ------    --------   ----------
Balances, May 31, 1997                       178,374   $784,685   $(5,165)    $736,881     $2,320    $(1,211)   $1,517,510
                                             =======   ========   ========    ========     ======    ========   ==========

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
                                                                                                    Years Ended May 31,
                                                                                          -----------------------------------------
(Dollars in thousands)
                                                                                            1997             1996           1995
                                                                                          ---------       ---------       ---------
Cash flows from operating activities:
    Net income                                                                            $ 373,950       $ 177,854       $ 144,559
    Adjustments to reconcile net income to cash
             provided by operating activities:
         Depreciation and amortization                                                      140,540          90,969          57,687
         Deferred income taxes                                                               (4,498)         (7,474)        (27,980)
         Purchased in-process technology                                                       --            52,353          68,696
         Adjustments to conform pooled entities                                               4,850          (3,048)          3,013
         Non-cash acquisition-related charges and other                                        --            44,320          (1,100)
         Changes in assets and liabilities net of effects of acquisitions:
             Trade receivables                                                             (162,960)       (124,753)        (87,348)
             Inventories                                                                      8,140         (71,852)        (81,738)
             Other current assets                                                           (29,741)        (21,088)        (13,667)
             Accounts payable                                                                28,010          11,636          48,754
             Accrued and other liabilities                                                   65,573          57,707          44,934
             Income taxes payable                                                           177,009         103,719          82,429
                                                                                          ---------       ---------       ---------

Net cash provided by operating activities                                                   600,873         310,343         238,239
                                                                                          ---------       ---------       ---------

Cash flows from investing activities:
    Purchase of property and equipment                                                     (247,803)       (179,982)       (100,706)
    Purchase of temporary cash investments                                                 (479,249)       (301,960)       (246,313)
    Proceeds from temporary cash investments                                                221,228         231,904         140,377
    Businesses acquired in purchase transactions                                               --           (60,246)        (70,174)
    Other--net                                                                              (26,654)         (9,874)         (1,378)
                                                                                          ---------       ---------       ---------

Net cash used for investing activities                                                     (532,478)       (320,158)       (278,194)
                                                                                          ---------       ---------       ---------

Cash flows from financing activities:
    Common stock issued under stock plans                                                    68,690          71,146          38,556
    Repayments of notes payable and capital lease obligations                                (1,740)         (2,997)         (7,263)
    Repurchase of common stock                                                                 --              (975)        (19,590)
    Net proceeds from issuance of debt                                                         --              --           107,330
    Other--net                                                                                 (867)           (508)            205
                                                                                          ---------       ---------       ---------

Net cash provided by financing activities                                                    66,083          66,666         119,238
                                                                                          ---------       ---------       ---------

Increase in cash and cash equivalents                                                       134,478          56,851          79,283

Cash and cash equivalents at beginning of year                                              216,759         159,908          80,625
                                                                                          ---------       ---------       ---------

Cash and cash equivalents at end of year                                                  $ 351,237       $ 216,759       $ 159,908
                                                                                          =========       =========       =========

Other cash flow information:
    Interest paid                                                                         $  11,830       $  12,961       $   5,903
    Income taxes paid                                                                        46,523          34,921          33,272
    Non-cash investing and financing activities--
         Tax benefit from employee stock option transactions                                 90,757          79,774          45,794
         Fair value of stock issued and options assumed
             in business combinations                                                          --             3,671          10,188

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements


Note 1:  Description of Business

Description of business. 3Com Corporation, founded in 1979, is committed to providing customers global access to critical information through high-speed networks designed to serve large enterprises, Internet service providers, small businesses and homes. 3Com offers a broad range of networking products which include routers, switches, hubs, remote access servers, adapters and network management software for Ethernet, Token Ring, FDDI, ATM and other high-speed networks. Headquartered in Santa Clara, California, 3Com has worldwide research and development, manufacturing, marketing, sales and support capabilities.

On June 12, 1997, the Company merged with U.S. Robotics Corporation (U.S. Robotics). U.S. Robotics is one of the world's leading suppliers of products and systems that provide access to information. U.S. Robotics designs, manufactures, markets and supports remote access servers, enterprise communications systems and desktop and mobile client products, including modems, LAN adapter cards, hand-held computing devices and telephony products, that connect computers and other equipment over analog, digital, wireless and switched cellular networks, enabling users to gain access to, manage, and share data, fax, voice, sound and video information. The accompanying Consolidated Financial Statements and related Notes thereto have not been restated to include the operating results and financial position of U.S. Robotics. See Note 17.


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

Principles of consolidation. The consolidated financial statements include the accounts of 3Com Corporation and its wholly-owned subsidiaries ("the Company"). All significant intercompany balances and transactions are eliminated in consolidation.

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

Concentration of credit risk and major customers. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company invests in instruments with an investment credit rating of AA and better. The Company also places its investments for safekeeping with high-credit-quality financial institutions, and by policy, limits the amount of credit exposure from any one financial institution.

Due to consolidation in the distribution and reseller channels and the Company's increased volume of sales into these channels, the Company has experienced an increased concentration of credit risk, and, as a result, may maintain individually significant receivable balances with such distributors. While the Company continuously monitors and manages this risk, financial difficulties on the part of one or more of the Company's resellers may have a material adverse effect on the Company. As of and for the year ended May 31, 1997, the Company had one customer which accounted for 13 percent of total sales and 15 percent of trade receivables. The Company did not have any customers which individually accounted for more than 10 percent of total sales or trade receivables for fiscal years 1996 and 1995.

Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market.

Property and equipment is stated at cost. Equipment under capital leases is stated at the lower of fair market value or the present value of the minimum lease payments at the inception of the lease.

In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted this statement effective as of the beginning of fiscal 1997. The adoption did not have a material effect on the Company's consolidated financial statements.

Depreciation and amortization are computed over the shorter of the estimated useful lives, lease terms, or terms of license agreements of the respective assets, on a straight-line basis - generally 2-7 years, except for buildings which are depreciated over 25 years.

Purchased technology is included in other assets and is amortized over four years.

Revenue recognition. The Company recognizes revenue when the product has been shipped, no material vendor or post-contract support obligations remain outstanding, except as provided by a separate service agreement, and collection of the resulting receivable is probable. The Company accrues related product return reserves, warranty and royalty expenses at the time of sale. Service and subscription revenue is recognized over the contract term. The Company extends limited product return and price protection rights to certain distributors and resellers. Such rights are generally limited to a certain percentage of sales over a three to six-month period. Historically, actual amounts recorded for product returns and price protection have not varied significantly from estimated amounts. The Company warrants products for periods ranging from 90 days to life, depending upon the product.

Foreign currency translations. Substantially all of the Company's revenues are denominated in U.S. dollars. For foreign operations with the local currency as the functional currency, assets and liabilities are translated at year-end exchange rates, and statements of income are translated at the average exchange rates during the year. Gains or losses resulting from foreign currency translation are accumulated as a separate component of shareholders' equity.

For foreign operations with the U.S. dollar as the functional currency, assets and liabilities are translated at the year-end exchange rates except for inventories, prepaid expenses, and property and equipment, which are translated at historical exchange rates. Statements of income are translated at the average exchange rates during the year except for those expenses related to balance sheet amounts that are translated using historical exchange rates. Gains or losses resulting from foreign currency translation are included in other income
- net in the statements of income and were not significant for any of the years presented.

Stock-based compensation. In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." As permitted under the provisions of SFAS 123, the Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25) and related Interpretations in accounting for its stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards. See Note 9.

Net income per common and equivalent share is computed using the weighted average number of common and common equivalent shares outstanding including the dilutive effects of stock options, using the treasury stock method. The effect of the assumed conversion of the 10.25% convertible subordinated notes was antidilutive for the periods presented.

Effects of recent accounting pronouncement. In February 1997, the FASB issued SFAS 128, "Earnings per Share." This Statement establishes and simplifies standards for computing and presenting earnings per share. SFAS 128 will be effective for the Company's third quarter of fiscal 1998, and requires restatement of all previously reported earnings per share data that are presented. Early adoption of this Statement is not permitted. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. The Company expects that basic earnings per share amounts will be accretive compared to the Company's primary earnings per share amounts, and diluted earnings per share amounts will not be materially different from the Company's fully diluted earnings per share amounts.


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

For the Year Ended May 31, 1997. On October 31, 1996, the Company acquired OnStream Networks, Inc. (OnStream) by issuing approximately 3.3 million shares of its common stock in exchange for all the outstanding stock of OnStream. The Company also assumed and exchanged all options to purchase OnStream stock for options to purchase approximately 400,000 shares of the Company's common stock. The acquisition was accounted for as a pooling-of-interests. Financial data of the Company has been restated for the quarter ended August 31, 1996 to include the historical financial information of OnStream for that period, in accordance with generally accepted accounting principles and pursuant to Regulation S-X. Such restatement increased the Company's sales and decreased net income by $3.2 million and $1.5 million, respectively, for the quarter ended August 31, 1996. Financial information as of May 31, 1997 and for the year then ended reflects the Company's and OnStream's operations for those periods. As the historical operations of OnStream were not significant to any period presented, the Company's financial statements for periods prior to fiscal 1997 have not been restated. The financial effect of the results of operations of OnStream prior to fiscal 1997 has been accounted for as a $16.4 million charge against retained earnings in fiscal 1997. As a result of the acquisition, in the second quarter of fiscal 1997 the Company recorded acquisition-related charges, primarily transaction costs, totaling $6.6 million. OnStream was a provider of Asynchronous Transfer Mode (ATM) and broadband wide area network (WAN) and access products.

For the Year Ended May 31, 1996. On June 9, 1995, the Company acquired Primary Access Corporation (Primary Access) by issuing approximately 4.6 million shares of its common stock for all of the outstanding stock of Primary Access. The Company also assumed and exchanged all options and warrants to purchase Primary Access stock for options and warrants to purchase approximately 1.0 million shares of the Company's common stock. The acquisition was accounted for as a pooling-of-interests. Primary Access maintained its financial records on a 52-53 week fiscal year ending nearest to September 30. The results of operations of Primary Access for the eight-month period ended May 31, 1994 reflected sales of $14.6 million and net income of $780,000, which has been reported as an increase to the Company's fiscal 1995 retained earnings. Primary Access developed, manufactured and marketed network access systems.

On October 13, 1995, the Company acquired Chipcom Corporation (Chipcom) by issuing approximately 18.3 million shares of its common stock in exchange for all the outstanding common stock of Chipcom. The Company also assumed and exchanged all options to purchase Chipcom common stock for options to purchase approximately 2.4 million shares of the Company's common stock. The acquisition was accounted for as a pooling-of-interests. Chipcom maintained its financial records on a 52-53 week fiscal year ending nearest to December 31. The restated consolidated statements of income and cash flows for the year ended May 31, 1995 includes the statement of operation and cash flows of Chipcom for the year ended December 31, 1994. The results of operations of Chipcom for the five-month period ended May 31, 1995 reflected sales of $118.1 million and net income of $2.4 million, and has been reported as an increase to the Company's fiscal 1996 retained earnings. As a result of the acquisition, during the second quarter of fiscal 1996, the Company recorded acquisition-related charges of approximately $69.0 million. See Note 12. Chipcom designed, manufactured and distributed computer networking multifunction platforms.

On March 12, 1996, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of AXON Networks, Inc. (AXON). The aggregate purchase price of $65.3 million consisted of cash, net of cash acquired, of approximately $60.2 million, which was paid using funds from the Company's working capital, assumption of stock options with a fair value of approximately $3.7 million, and $1.4 million of costs directly attributable to the completion of the acquisition. Approximately $52.4 million of the total purchase price represented the value of in-process technology that had not yet reached technological feasibility and had no alternative future use and was charged to the Company's operations in the fourth quarter of fiscal 1996. The acquisition was accounted for as a purchase. AXON developed, manufactured and marketed remote network management and data network traffic management products.

For the Year Ended May 31, 1995. On October 18, 1994, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of NiceCom, Ltd. (NiceCom), and assumed all outstanding NiceCom stock options. The purchase price consisted of cash, net of cash acquired, of approximately $48.0 million which was paid using funds from the Company's working capital and the issuance of approximately 186,000 shares of common stock of the Company, with a fair value of $3.7 million. In addition, the Company assumed stock options with a fair value of $5.7 million and incurred direct transaction costs of approximately $2.0 million. NiceCom developed asynchronous transfer mode
(ATM) switches and an Ethernet-to-ATM solution to provide a migration path from existing Ethernet LANs to ATM networking.

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

The acquisitions were accounted for as purchases. Acquired assets and liabilities were recorded at their estimated fair value at the date of acquisition. The aggregate purchase price of $61.6 million, plus $2.0 million of costs directly attributable to the completion of the acquisitions, has been allocated to the assets and liabilities acquired. Approximately $60.8 million of the total purchase price represented the value of in-process technology that had not yet reached technological feasibility and had no alternative future use and was charged to the Company's operations in the second quarter of fiscal 1995.

On May 1, 1995, the Company  acquired Sonix  Communications  Limited  (Sonix) by issuing approximately 2.4 million shares of common stock for all of the outstanding stock of Sonix. The acquisition was accounted for as a pooling-of-interests. All financial data of the Company for fiscal 1995 has been restated to include the operating results of Sonix. As the historical operations of Sonix were not significant to any year presented, the Company's financial statements for years prior to fiscal 1995 have not been restated. The financial effect of the results of operations of Sonix prior to fiscal 1995 has been accounted for as a $2.1 million charge against retained earnings in fiscal 1995. Sonix developed, manufactured and marketed a range of networking connectivity solutions using ISDN technology.

In the Company's first quarter of fiscal 1995, Chipcom acquired Artel Communications Corporation (Artel) by issuing approximately 1.2 million shares of common stock in exchange for all of the outstanding common stock of Artel. The merger was accounted for as a pooling-of-interests. Artel designed, manufactured and marketed high-performance communication systems for the internetworking and video distribution markets.

In the Company's third quarter of fiscal 1995, Chipcom acquired all of the outstanding common stock of DSI ExpressNetworks, Inc. (DSI). Cash paid, including transaction costs, was approximately $4.4 million. Chipcom acquired assets with a fair value of $19.5 million and assumed liabilities of $15.2 million. The acquisition was accounted for as a purchase. Approximately $7.9 million of the total purchase price represented the value of in-process technology that had not yet reached technological feasibility and had no alternative future use and was charged to the Company's operations in fiscal 1995. DSI was engaged in the development of intelligent hubs and related internetworking products.


Note 4:  Investments

Available-for-sale securities consist of:

                                                    May 31, 1997
                                     -------------------------------------------
                                                  Gross      Gross
                                     Amortized  Unrealized  Unrealized Estimated
(Dollars in thousands)                 Cost       Gains      Losses   Fair Value
                                     -------------------------------------------

State and municipal securities        $361,052   $    498   $   (288)   $361,262
Corporate debt securities              130,519         83        (99)    130,503
U.S. Government and agency
  securities                            47,024         12        (95)     46,941
                                      --------   --------   --------    --------
Temporary cash investments             538,595        593       (482)    538,706

Corporate equity securities              9,330      3,754       --        13,084
                                      --------   --------   --------    --------

Total                                 $547,925   $  4,347   $   (482)   $551,790
                                      ========   ========   ========    ========

                                                    May 31, 1996
                                    -------------------------------------------
                                                 Gross      Gross
                                    Amortized  Unrealized  Unrealized Estimated
(Dollars in thousands)                Cost       Gains      Losses   Fair Value
                                    -------------------------------------------
State and municipal securities      $152,998   $    135   $   (296)   $152,837
Corporate debt securities             79,299         11       (107)     79,203
U.S. Government and agency
  securities                          50,910         11       (383)     50,538
                                    --------   --------   --------    --------
Temporary cash investments           283,207        157       (786)    282,578

Corporate equity securities            3,010     12,609       --        15,619
                                    --------   --------   --------    --------

Total                               $286,217   $ 12,766   $   (786)   $298,197
                                    ========   ========   ========    ========

Corporate equity securities are included in other current assets

Realized gains or losses on sales of available-for-sale securities for the years ended May 31, 1997 and 1996 were not significant. The cost of securities sold is based on the specific identification method.

The contractual maturities of available-for-sale debt securities at May 31, 1997 are as follows:

                                    Amortized     Estimated
(Dollars in thousands)                Cost       Fair Value
                                    -----------------------
Within one year                     $317,983      $317,963
Over one year to two years           220,612       220,743
                                    --------      --------

Temporary cash investments          $538,595      $538,706
                                    ========      ========


Note 5:  Inventories

Inventories at May 31 consist of:

(Dollars in thousands)                1997          1996
                                    --------      --------

Finished goods                      $148,316      $132,363
Work-in-process                       17,652        22,310
Raw materials                         62,786        86,345
                                    --------      --------

Total                               $228,754      $241,018
                                    ========      ========

Note 6:  Property and Equipment

Property and equipment at May 31 consists of:

(Dollars in thousands)                         1997             1996
                                          -----------       -----------


Land                                      $    36,495       $    15,257
Buildings                                      43,471            35,226
Machinery and equipment                       455,460           325,262
Furniture and fixtures                         45,522            35,475
Leasehold improvements                         47,297            30,218
Construction in progress                       66,909            29,514
                                          -----------       -----------

Total                                         695,154           470,952
Accumulated depreciation and
  amortization                               (317,805)         (224,300)
                                          -----------       -----------

Property and equipment - net              $   377,349       $   246,652
                                          ===========       ===========


Note 7:  Accrued and Other Liabilities

Accrued and other liabilities at May 31 consist of:

(Dollars in thousands)                   1997       1996
                                       --------   --------

Accrued payroll and related expenses   $ 63,512   $ 49,761
Accrued product warranty                 44,987     30,574
Accrued distributor rebates              29,164     14,976
Deferred revenue                         28,950     19,448
Other accrued liabilities               112,650     96,861
                                       --------   --------

Accrued and other liabilities          $279,263   $211,620
                                       ========   ========


Note 8: Borrowing Arrangements and Commitments

During the third quarter of fiscal 1997, the Company signed an operating lease which combines and replaces three prior operating lease agreements on the Company's existing headquarters site and on land adjacent to its existing headquarters site. The combined lease includes approximately 870,000 square feet of office and manufacturing space and two parking garages, and expires in November 2001 with an option to extend the lease term for two successive periods of five years each. The Company has an option to purchase the combined property for $152.6 million, or at the end of the lease arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sale price and $152.6 million, subject to certain provisions of the lease. Lease payments on the new lease commenced in the third quarter of fiscal 1997 and are not materially different from the aggregate payments under the previously separate leases.

During the second quarter of fiscal 1997, a wholly-owned subsidiary of the Company signed a lease for seven acres of land in Changi, Republic of Singapore. The Company began construction of 325,000 square feet of office and manufacturing space in December 1996, and plans to occupy the manufacturing facility in the third quarter of fiscal 1998.

During the second quarter of fiscal 1997, the Company purchased a 14 acre parcel of land and signed a two-year lease for an adjacent 58 acre parcel of land, both of which are near its existing headquarters in Santa Clara. The lease expires in November 1998 with an option to extend the lease term for two successive periods of five years each. The Company has an option to purchase the property for $49.5 million, or at the end of the lease arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sale price and $49.5 million, subject to certain provisions of the lease.

The three aforementioned leases require the Company to maintain specified financial covenants, all of which the Company was in compliance with as of May 31, 1997. Future minimum lease payments are included in the table below.

The Company leases its facilities and certain equipment under operating leases. Leases expire at various dates from 1997 to 2013 and certain facility leases have renewal options with rentals based upon changes in the Consumer Price Index or the fair market rental value of the property.

Future operating lease commitments are as follows:

Fiscal year                                                      (in thousands)
-------------------------------------------------------------------------------
1998                                                              $    39,321
1999                                                                   29,782
2000                                                                   22,903
2001                                                                   16,354
2002                                                                    8,955
Thereafter                                                              9,976
                                                                  -----------
Total                                                             $   127,291
                                                                  ===========

Rent expense was $36.4 million, $28.2 million, and $19.9 million for fiscal years ended May 31, 1997, 1996 and 1995, respectively.

As of May 31, 1997, the Company had approximately $95 million in capital expenditure commitments, primarily associated with the construction and expansion of office and manufacturing space in the U.K., Singapore, and Ireland.

The Company has a $100 million revolving bank credit agreement which expires on December 20, 1999. Under the agreement, the Company may select among various interest rate options, including borrowing at the bank's prime rate. The credit agreement requires that the Company maintain specified financial ratios and minimum net worth. Payment of cash dividends are permitted under the credit agreement, subject to certain limitations based on net income levels of the Company. The Company has not paid and does not anticipate it will pay cash dividends on its common stock. As of May 31, 1997, there were no outstanding borrowings under the credit agreement and the Company was in compliance with all required covenants.

In November 1994, the Company completed a private placement of $110 million aggregate principal amount of convertible subordinated notes under Rule 144A of the Securities Act of 1933. The notes mature in 2001. Interest is payable semi-annually at 10.25% per annum. The notes are convertible at the option of the note holders into the Company's common stock at an initial conversion price of $34.563 per share. Beginning in November 1997, the notes become redeemable at the option of the Company at an initial redemption price of 102.929% of the principal amount. The Company has reserved 3.2 million shares of common stock for the conversion of these notes.

Note 9:  Common Stock

On September 26, 1996, the Company's Board of Directors approved an amendment to the Company's articles of incorporation establishing a par value of $.01 per share for the Company's common stock. On June 11, 1997, the shareholders of the Company approved a proposal to change the Company's state of incorporation from California to Delaware. The reincorporation was effected immediately prior to the consummation of the merger with U.S. Robotics and, among other things, resulted in an increase in the number of authorized shares of its common stock from 400 million to 990 million, and preferred stock from 3 million to 10 million.

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

Stock Option Plans. The Company has stock option plans under which employees and directors may be granted options to purchase common stock. Options are generally granted at not less than the fair market value at grant date, vest over a two- or four-year period, and expire ten years after the grant date.

A summary of option transactions under the plans follows:

(Shares in thousands)           Number       Weighted average      Range of
                               of shares      exercise price    exercise prices
                               ---------      --------------    ---------------

Outstanding, June 1, 1994         27,566                         $0.22-$51.29
Granted and assumed                8,164                          0.02- 46.93
Exercised                         (6,932)                         0.22- 33.33
Canceled                          (1,271)                         0.37- 51.29
                               ---------                         ------------
Outstanding, May 31, 1995         27,527                          0.02- 46.93

Granted and assumed                6,912          $39.39          4.65- 51.63
Exercised                         (6,661)           8.43          0.02- 46.13
Canceled                          (1,489)          20.12          0.02- 51.00
                               ---------        --------         ------------
Outstanding, May 31, 1996         26,289           16.65          0.02- 51.63

Granted and assumed                8,220           50.83          1.72- 80.13
Exercised                         (5,459)           8.50          0.02- 62.88
Canceled                          (1,012)          38.82          0.02- 80.13
                               ---------        --------         ------------
Outstanding, May 31, 1997         28,038          $26.69         $0.02-$80.13
                               =========        ========         ============

As of May 31, 1997, there were 4.8 million shares available for future grant.


                                  Outstanding options as of May 31, 1997                     Exercisable at May 31, 1997
                    --------------------------------------------------------------     ---------------------------------
Range of                Number         Weighted average        Weighted average           Number        Weighted average
exercise prices:       of shares        exercise price         contractual life          of shares       exercise price
                       ---------        --------------         ----------------          ---------       --------------
                    (in thousands)                                (in years)          (in thousands)

$ 0.02-$13.21           11,101             $ 6.05                    5.4                    9,028            $ 5.42
$13.28-$48.25           12,030             $32.28                    8.1                    4,323            $28.22
$48.38-$80.13            4,907             $59.68                    9.2                      757            $57.67
                        ------             ------                    ---                   ------            ------
Total                   28,038             $26.69                    7.2                   14,108            $15.21
                        ======             ======                    ===                   ======            ======


There were 12.8 million options exercisable as of May 31, 1996, with a weighted average exercise price of $8.43 per share.

In connection with the fiscal 1997 business combination with OnStream, the Company assumed all outstanding options to purchase common stock of OnStream and exchanged them for options to acquire approximately 400,000 shares of the Company's common stock at exercise prices of $0.43 to $42.79 per share. See Note 3.

Employee Stock Purchase Plan. The Company has an employee stock purchase plan, under which eligible employees may authorize payroll deductions of up to 10 percent of their compensation (as defined) to purchase common stock at a price of 85 percent of the lower of the fair market value as of the beginning or the end of the offering period.

Restricted Stock Plan. The Company has a restricted stock plan, under which shares of common stock are reserved for issuance at no cost to key employees. Compensation expense, equal to the fair market value on the date of the grant, is recognized as the granted shares vest over a one-to-four year period.

Common Stock Reserved for Issuance. As of May 31, 1997, the Company had common stock reserved for issuance as follows:

         (In thousands)
         Shareholder Rights Plan                              178,374
         Stock Option Plans                                    32,805
         Employee Stock Purchase Plan                           5,283
         Convertible subordinated notes                         3,183
         Restricted Stock Plan                                    633
                                                              -------
         Total shares reserved for issuance                   220,278
                                                              =======

Stock Repurchase Program. In the second quarter of fiscal 1997, the Board of Directors voted to rescind the Company's previously announced share repurchase program. This action was taken by the Board as a result of uncertainties regarding the Securities and Exchange Commission's interpretation of Staff Accounting Bulletin No. 96 (SAB 96). Specifically, SAB 96 raises the possibility that under certain circumstances, companies which have announced share repurchase programs will not have the flexibility to employ the pooling-of-interests accounting method when making acquisitions. The Company's previously announced share repurchase program was authorized by the Board of Directors in March of 1990. The Company did not repurchase any shares of common stock during fiscal 1997.

Accounting for Stock-Based Compensation. As permitted under SFAS 123, the Company has elected to follow APB 25 and related Interpretations, in accounting for stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

Pro forma information regarding net income and earnings per share is required by SFAS 123. This information is required to be determined as if the Company had accounted for its stock-based awards to employees (including employee stock options and shares issued under the Employee Stock Purchase Plan, collectively called "options") granted subsequent to May 31, 1995 under the fair value method of that statement. The fair value of options granted in fiscal years 1997 and 1996 reported below has been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                               Employee               Employee Stock
                           Stock Option Plans         Purchase Plan
                          --------------------       ------------------
                            1997       1996          1997         1996
                          --------------------       ------------------
Risk-free interest rate    6.1%           5.4%        5.4%         5.4%
Volatility                54.0%          54.0%       54.0%        54.0%
Dividend yield             0.0%           0.0%        0.0%         0.0%

The expected lives of options under the Employee Stock Option and Employee Stock Purchase Plans are estimated at one year after vest date, and six months, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair value of employee stock options granted during fiscal years 1997 and 1996 was $23.18 and $18.02 per share, respectively. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plan during fiscal years 1997 and 1996 was $12.46 and $12.86, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                        1997         1996
                                                     ---------     ---------
Net income:                As reported                $373,950      $177,854
                           Pro forma                   312,009       152,398

Earnings per share:        As reported                   $2.01         $1.00
                           Pro forma                      1.68           .86

The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because SFAS 123 is applicable only to options granted subsequent to May 31, 1995, the full effect on pro forma net income and earnings per share will not be reflected until fiscal 1999.


Note 10:  Foreign Exchange Contracts

Intercompany balances and balance sheet exposures. The Company does not use derivative financial instruments for speculative or trading purposes. The Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. Gains and losses on the foreign exchange contracts are included in other income - net, which offset foreign exchange gains or losses from revaluation of foreign currency-denominated balance sheet items and intercompany balances. The contracts require the Company to exchange foreign currencies for U.S. dollars or vice versa, and generally mature in one month, unless otherwise noted below. At May 31, 1997, the Company had outstanding foreign exchange forward contracts of $18.9 million which have remaining maturities of one month. At May 31, 1997, the Company did not have any outstanding foreign exchange forward contracts with maturities greater than one month.

At May 31, 1996, the Company had outstanding foreign exchange forward contracts of $24.1 million, excluding the foreign exchange contracts related to the purchase of manufacturing equipment and the refurbishment of a U.K. facility. At May 31, 1996, the outstanding foreign exchange contracts related to the manufacturing equipment and refurbishment of the U.K. facility were $5.6 million and $10.7 million, respectively. During fiscal 1997, the manufacturing equipment was purchased and the refurbishment of the U.K. facility was completed.


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

Because SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

                                          May 31, 1997          May 31, 1996
                                     ---------------------  --------------------
                                     Carrying   Estimated   Carrying  Estimated
(Dollars in thousands)                Amount    Fair Value   Amount   Fair Value
                                     -------------------------------------------
Assets:
  Cash and cash equivalents           $351,237   $351,237   $216,759   $216,759
  Temporary cash investments           538,706    538,706    282,578    282,578
  Corporate equity securities           13,084     13,084     15,619     15,619

Liabilities:
  Convertible subordinated notes      $110,000   $161,425   $110,000   $182,463

Commitments:
  Foreign exchange contracts          $ 18,856   $ 18,864   $ 29,752   $ 29,711

The following methods and assumptions were used in estimating the fair values of financial instruments:

Cash and cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate their estimated fair values.

Temporary cash investments, corporate equity securities, convertible subordinated notes, and foreign exchange contracts. The fair value of temporary cash investments, corporate equity securities, convertible subordinated notes, and foreign exchange contracts are based on quoted market prices.

Note 12:  Acquisition-related Charges and Other

Acquisition-related charges for the year ended May 31, 1997 consisted of direct transaction costs of $6.6 million, primarily investment banking and other professional fees, related to the acquisition of OnStream. See Note 3.

Acquisition-related charges for the year ended May 31, 1996 consisted of acquisition costs of $69.0 million related to the acquisition of Chipcom. See
Note 3. The $69.0 million charge included $60.8 million of exit expenses and $8.2 million of direct transaction costs, primarily for investment banking and other professional fees. Exit expenses included approximately $37.8 million of costs of eliminating duplicate and discontinued products, $5.1 million of severance and related costs for approximately 80 employees primarily associated with duplicate or discontinued product lines, field sales and administrative functions, $4.3 million of costs of eliminating duplicate facilities and $13.6 million of other acquisition-related costs. In addition to the acquisition-related charges in fiscal 1996 was a charge of approximately $1.0 million for a litigation settlement.

Acquisition-related charges for the year ended May 31, 1995 consisted of direct transaction costs of $11.2 million related to 3Com's acquisitions of Sonix and Primary Access, and Chipcom's acquisition of Artel. See Note 3. Offsetting the acquisition-related charges in fiscal 1995 was a $1.1 million reduction in accrued costs associated with the fiscal 1991 restructuring based on revised estimates of future costs.


Note 13:  Other Income - Net

Other income - net consists of:                   Years ended May 31,
                                         ---------------------------------------
(Dollars in thousands)                     1997           1996           1995
                                         --------       --------       --------

Interest income                          $ 34,447       $ 21,636       $ 12,338
Interest expense                          (11,830)       (12,611)        (7,144)
Other                                      (1,728)        (2,237)          (299)
                                         --------       --------       --------

Total                                    $ 20,889       $  6,788       $  4,895
                                         ========       ========       ========

Note 14:  Income Taxes

The provision for income taxes consists of:         Years ended May 31,
                                            -----------------------------------
(Dollars in thousands)                         1997         1996         1995
                                            ---------    ---------    ---------
Current:
  Federal                                   $ 126,610    $  67,645    $  69,113
  State                                        39,648       22,957       22,112
  Foreign                                      49,520       46,163       23,380
                                            ---------    ---------    ---------

Total current                                 215,778      136,765      114,605
                                            ---------    ---------    ---------

Deferred:
  Federal                                      (4,254)      (3,195)     (22,333)
  State                                        (7,166)      (3,449)      (7,790)
  Foreign                                       5,946          494          310
                                            ---------    ---------    ---------

Total deferred                                 (5,474)      (6,150)     (29,813)
                                            ---------    ---------    ---------

Total                                       $ 210,304    $ 130,615    $  84,792
                                            =========    =========    =========


The components of the net deferred tax assets at May 31 consist of:

(Dollars in thousands)                                   1997            1996
                                                       ---------      ---------

Deferred tax assets:
  Reserves not recognized for tax purposes             $  99,526      $  65,537
  Net operating loss carryforwards                        23,691         24,229
  Amortization and depreciation                           17,918         20,418
  Other                                                   18,016         17,494
  Valuation allowance                                    (26,785)       (27,491)
                                                       ---------      ---------

Total deferred tax assets                                132,366        100,187
                                                       ---------      ---------

Deferred tax liabilities:
  Unremitted earnings                                    (57,863)       (32,406)
  Net unrealized gain on available-for-sale
    securities                                            (1,546)        (4,821)
  Other                                                     (920)          --
                                                       ---------      ---------

Net deferred tax assets                                $  72,037      $  62,960
                                                       =========      =========

The valuation allowance relates primarily to the remaining portion of acquired net operating losses as the Company believes that, due to various limitations, it is more likely than not that such benefits will not be realized. The allowance also relates to certain expenses, the realization of which is not assured on future state income tax returns. The valuation allowance decreased $706,000 and $491,000 in fiscal 1997 and 1996, respectively, and increased $15.8 million in fiscal 1995.

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

                                                          Years ended May 31,
                                                        ----------------------
                                                        1997     1996     1995
                                                        ----     ----     ----
Tax computed at federal statutory rate                  35.0%    35.0%    35.0%
State income taxes, net of federal effect                3.6      4.1      4.1
Foreign sales corporation                               (0.4)    (0.7)    (1.1)
Tax exempt investment income                            (0.6)    (0.6)    (0.9)
Provision for combined foreign and U.S.
   taxes on certain foreign income at
   rates less than U.S. rates                           (2.4)    (4.6)    (3.5)
Research tax credits                                    (0.5)    (0.1)    (1.5)
Non-deductible purchased in-process technology
   and acquisition-related charges                       0.6      7.6      3.1
Other                                                    0.7      1.6      1.8
                                                        ----     ----     ----

Total                                                   36.0%    42.3%    37.0%
                                                        ====     ====     ====


Income before income taxes for the fiscal years ended May 31, 1997, 1996 and 1995 includes income of $340.9 million, $241.1 million, and $131.2 million, respectively from the Company's foreign subsidiaries. The Company has not provided for federal income taxes on approximately $173.5 million of undistributed earnings of its foreign subsidiaries in countries in which the statutory tax rates are less than the U.S. rates. The Company intends to reinvest in subsidiary operations indefinitely. If such undistributed earnings were to be remitted, the related tax liability would be approximately $48.2 million.


Note 15:  Geographic Area Information

The Company operates in a single industry segment: the design, manufacture, marketing, and support of data networking systems. The Company's foreign operations consist primarily of central distribution, order administration, manufacturing and research and development facilities in Western Europe, and sales, marketing and customer service activities conducted through sales subsidiaries throughout the world.

Sales, operating income and identifiable assets, classified by the major geographic areas in which the Company operates, are as follows:

(Dollars in thousands)                         1997         1996         1995
                                            ----------   ----------   ----------

Sales to unaffiliated customers:
United States operations                    $1,482,438   $1,104,350   $  767,484
Export sales from United States operations     560,485      456,906      302,670
European operations                          1,104,183      764,992      523,151
Other                                             --            853          164
                                            ----------   ----------   ----------

Total                                       $3,147,106   $2,327,101   $1,593,469
                                            ==========   ==========   ==========

Transfers from geographic areas
  (eliminated in consolidation):

United States operations            $   237,470     $   218,500     $   144,862
European operations                     573,180         300,482         123,360
Other                                    25,461          28,154             439
                                    -----------     -----------     -----------

Total                               $   836,111     $   547,136     $   268,661
                                    ===========     ===========     ===========

Operating income (loss):
United States operations            $   162,377     $   103,020     $   105,305
European operations                     395,017         247,399         143,349
Other                                     5,215          21,185          (2,351)
Eliminations                                756         (69,923)        (21,847)
                                    -----------     -----------     -----------

Total                               $   563,365     $   301,681     $   224,456
                                    ===========     ===========     ===========

Identifiable assets:

United States operations            $ 1,614,593     $ 1,091,091
European operations                     617,229         441,668
Other                                    84,799          32,015
Eliminations                            (50,346)        (39,657)
                                    -----------     -----------

Total                               $ 2,266,275     $ 1,525,117
                                    ===========     ===========

Operating income for the United States operations for the years ended May 31, 1996 and 1995 included charges of approximately $52.4 million and $68.7 million, respectively, for purchased in-process technology resulting from the Company's acquisitions in those years. See Note 3. In connection with the acquisition of Chipcom, approximately $63.0 million of acquisition-related costs was charged to the United States operations in fiscal 1996. See Note 12. Transfers between geographic areas are accounted for at prices representative of unaffiliated party transactions.


Note 16:  Litigation

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

The defendants' motion to dismiss the Amended Consolidated Complaint was granted without leave to amend on May 1, 1996. The dismissal covers all five cases. The plaintiffs appealed the order granting the dismissal. On October 1, 1996, the parties to these cases agreed upon what the Company considers to be favorable financial terms for settlement of all five cases, which amount the Company does not consider material to its operations, financial position, or liquidity. Pursuant to the settlement which was approved by the District Court on June 26, 1997, all claims of all persons which are related to the subject matter of the Consolidated Complaint were settled and released.

On March 24, 1997, a putative shareholder class action lawsuit, entitled Hirsch v 3Com Corporation, et al., Civil Action No. CV764977 was filed against the Company and certain of its officers and directors in the California Superior Court, Santa Clara County. The complaint alleges, among other things, fraud, negligent misrepresentation and violations of the California securities laws, including that during the putative class period, sales of the Company's stock by officers and directors of 3Com and acquisitions made with the Company's stock occurred at inflated prices in light of undisclosed information. Specifically, the complaint alleges violations of Sections 25400 and 25500 of the California Corporations Code, Sections 1709 and 1710 of the California Civil Code, and Sections 17200 et seq. and 17500 et seq. of the California Business and Professions Code. The complaint, which covers a putative period of September 24, 1996 through February 10, 1997, does not specify the damages sought. Management believes that the action is not meritorious and intends to vigorously contest it. An adverse resolution of the action could have a material adverse effect on the Company's results of operations and financial condition in the quarter in which such adverse resolution occurs.

U.S. Robotics and certain of its directors were named as defendants in eleven lawsuits relating to the merger between the Company and U.S. Robotics (the Merger) brought in the Delaware Chancery Court ("the Court"). See Note 17. The Company has been named as a defendant in nine of these actions. The lawsuits, which purport to be stockholder class actions brought on behalf of all U.S. Robotics stockholders, allege, inter alia, that the directors of U.S. Robotics have breached their fiduciary duties by approving the Merger Agreement, and that the Company aided and abetted this alleged breach of duty. An agreement in principle to settle this litigation has been reached with plaintiffs' counsel on what the Company considers to be favorable financial terms, which amount the Company does not consider to be material to its operations, financial position, or liquidity. This settlement will not be final until approved by the Court after a hearing.


Note 17:  Subsequent Event

On June 12, 1997 the Company merged with U.S. Robotics by issuing approximately 158 million shares of its common stock in exchange for all outstanding common stock of U.S. Robotics. The Company also assumed and exchanged all options to purchase U.S. Robotics' stock for options to purchase approximately 31 million shares of the Company's common stock. The transaction was accounted for as a pooling-of-interests. U.S. Robotics is the leading supplier of products and systems for accessing information across the wide area network, including modems and remote access products.

The Company anticipates that as a result of the merger, the combined company will incur restructuring charges and direct transaction costs relating to the business combination, estimated to be between $325 million and $375 million. These non-recurring costs will be charged to operations in the first quarter of fiscal 1998. Restructuring charges will include costs related to the closure and elimination of duplicate owned and leased facilities, the write-off of inventory associated with duplicate and discontinued products, the write-off of fixed assets, and severance and outplacement costs. Direct transaction costs will consist primarily of investment banking and other professional fees.

The following unaudited pro forma summary presents the consolidated results of operations assuming the merger with U.S. Robotics had occurred on June 1, 1994. U.S. Robotics maintained its financial records on a 52-53 week fiscal year ending nearest to September 30. The pro forma consolidated statement of income for the year ended May 31, 1997 includes the U.S. Robotics' statement of income for the twelve months ended March 30, 1997. The pro forma consolidated statements of income for the fiscal years ended May 31, 1996 and 1995 include the U.S. Robotics' statements of income for the fiscal years ended September 29, 1996 and October 1, 1995, respectively. This presentation has the effect of including U.S. Robotics' results of operations for the six month period ended September 29, 1996 in both the combined years ended May 31, 1997 and 1996, and reflects sales of $1,158.2 million and net income of $76.8 million, which has been reported as a decrease to the Company's fiscal 1997 retained earnings. The pro forma combined results below reflect reclassifications to conform financial statement presentation and adjustments to conform the companies fixed asset capitalization policies. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had this transaction been effected on the date indicated above or of results which may occur in the future.

(Unaudited.  In thousands, except per share amounts) Years Ended May 31,

                                          1997           1996           1995
--------------------------------------------------------------------------------

Sales:
     3Com                             $ 3,147,106    $ 2,327,101    $ 1,593,469
     U.S. Robotics                      2,493,791      1,977,512        889,347
     Reclassifications to conform
        accounting policies               (36,751)       (20,105)        (3,056)
                                      -----------    -----------    -----------
     Combined                         $ 5,604,146    $ 4,284,508    $ 2,479,760
                                      ===========    ===========    ===========

Net income:
     3Com                             $   373,950    $   177,854    $   144,559
     U.S. Robotics                        237,258        170,021         65,951
     Adjustments to conform
        accounting policies               (13,585)        (7,259)        (6,954)
                                      -----------    -----------    -----------
     Combined                         $   597,623    $   340,616    $   203,556
                                      ===========    ===========    ===========

Net income per share
 (on a fully diluted basis):
     3Com                             $      2.01    $      1.00    $      0.84
     U.S. Robotics (1)                       1.41           1.02           0.43
     Adjustments to conform
        accounting policies                 (0.04)         (0.02)         (0.02)
                                      -----------    -----------    -----------
     Combined                         $      1.69    $      0.99    $      0.63
                                      ===========    ===========    ===========


(1) Adjusted for effect of exchange ratio of 1.75 shares of 3Com Common Stock for each share of U.S. Robotics common stock.

If the merger with U.S. Robotics had been consummated on May 31, 1997, consolidated total assets, liabilities, shareholders' equity and working capital would have increased by $1,342.9 million, $520.3 million, $822.6 million, and $529.5 million, respectively. Such May 31, 1997 pro forma consolidated balance sheet information includes the balance sheet of U.S. Robotics as of March 30, 1997.


Quarterly Results of Operations (Unaudited)

                                Fiscal 1997 Quarters Ended                     Fiscal 1996 Quarters Ended
                      ------------------------------------------- ------------------------------------------------
                       May 31,     Feb. 28,    Nov. 30,   Aug. 31,     May 31,    Feb. 29,    Nov. 30,    Aug. 31,
                        1997        1997        1996       1996         1996        1996        1995        1995
--------------------- --------    --------    --------    --------    --------    --------    --------    --------
(Dollars in thousands,
except per share data)

Sales                 $829,892    $786,778    $820,296    $710,140    $660,266    $606,002    $563,544    $497,289
                      --------    --------    --------    --------    --------    --------    --------    --------

Gross margin           433,811     428,462     448,990     383,493     350,508     321,183     296,825     261,739
Gross margin %            52.3%       54.5%       54.7%       54.0%       53.1%       53.0%       52.7%       52.6%
                      --------    --------    --------    --------    --------    --------    --------    --------

Operating income       131,584     129,371     162,518     139,892      71,711     113,010      29,921      87,039
                      --------    --------    --------    --------    --------    --------    --------    --------

Net income              89,164      87,645     105,569      91,572      29,498      74,590      16,345      57,421
Net income %              10.7%       11.1%       12.9%       12.9%        4.5%       12.3%        2.9%       11.5%
                      --------    --------    --------    --------    --------    --------    --------    --------

Fully diluted net
   income per share   $   0.48    $   0.47    $   0.56    $   0.50    $   0.16    $   0.42    $   0.09    $   0.33
                      --------    --------    --------    --------    --------    --------    --------    --------

Net  income  for the  quarter  ended  November  30,  1996  included  a charge of approximately $6.6 million ($.04 per share) for merger-related costs. Net income for the quarter  ended May 31,  1996  included a charge of  approximately  $52.4 million ($.29 per share) for  purchased  in-process  technology  and a charge of approximately  $1.0  million  (approximately  $.01 per share)  for a  litigation settlement. Net income for the quarter ended November 30, 1995 included a charge of approximately  $69.0 million ($.28 per share) for  merger-related  costs. See
Notes  3  and  12  to  the  Consolidated  Financial  Statements  for  additional information on the above  transactions.  Excluding the non-recurring items noted
above,  net income and net income per share on a fully  diluted basis would have been as follows:

                               Fiscal 1997 Quarters Ended                     Fiscal 1996 Quarters Ended
                      ------------------------------------------- ------------------------------------------------
(Dollars in thousands, May 31,    Feb. 28,    Nov. 30,    Aug. 31,     May 31,     Feb. 29,   Nov. 30,    Aug. 31,
except per share data)  1997        1997       1996        1996         1996        1996        1995       1995
--------------------- --------    --------    --------    --------    --------    --------    --------    --------

Net income excluding
  non-recurring items $89,164      $87,645    $112,169     $91,572     $82,469     $74,590     $65,553     $57,421
Net income per share
  excluding non-
  recurring items     $  0.48      $  0.47    $   0.60     $  0.50     $  0.46     $  0.42     $  0.37     $  0.33
                      --------     -------    --------     -------     -------     -------     -------     -------

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

ITEM 10.  Directors and Executive Officers of 3Com

     The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned "Election of Directors" in 3Com's definitive Proxy Statement for the Annual Meeting of Shareholders to be held October 7, 1997 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date. For information with respect to the executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

ITEM 11.  Executive Compensation

     The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned "Executive Compensation and Other Matters" in the Proxy Statement.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned "General Information" in the Proxy Statement.

ITEM 13.  Certain Relationships and Related Transactions

     The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.


                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

     (a)(1) Financial Statements - See Index to Consolidated Financial Statements and Financial Statement Schedule at page 36 of this Form 10-K.

        (2) Financial Statement Schedule - See Index to Consolidated Financial Statements and Financial Statement Schedule at page 36 of this Form 10-K.

        (3)       Exhibits - See Exhibit Index at page 63 of this Form 10-K.

     (b) The Registrant did not file or amend any reports on Form 8-K during the last quarter of the fiscal year ended May 31, 1997.

     (c)          See Exhibit Index at page 63 of this Form 10-K.

     (d) See Index to Consolidated Financial Statements and Financial Statement Schedule at page 36 of this Form 10-K.

                                  EXHIBIT INDEX

Exhibit
Number   Description

3.1      Amended and Restated  Articles of  Incorporation  (Exhibit 19.1 to Form
         10-Q) (5)

3.2 Certificate of Amendment of the Amended and Restated Articles of Incorporation (Exhibit 3.2 to Form 10-K) (9)

3.3      Bylaws, as amended and restated (Exhibit 4.2 to Form S-8) (7)

3.4 Certificate of Amendment of the Amended and Restated Articles of Incorporation (Exhibit 4.1 to Form S-8) (13)

3.5 Certificate of Amendment of the Amended and Restated Articles of Incorporation, dated October 4, 1996, as filed on October 9, 1996 (16)

4.1      Reference is made to Exhibit 3.1 (Exhibit 4.1 to Form 10-K) (9)

4.2 Indenture Agreement between 3Com Corporation and The First National Bank of Boston for the private placement of convertible subordinated notes dated as of November 1, 1994 (Exhibit 5.2 to Form 8-K) (10)

4.3      Placement   Agreement   for  the  private   placement  of   convertible
         subordinated  notes dated  November 8, 1994  (Exhibit  5.1 to Form 8-K)
         (10)

4.4      Amended and Restated Rights  Agreement dated December 31, 1994 (Exhibit
         10.27 to Form  10-Q)  (10)

10.1     1983 Stock Option  Plan,  as amended  (Exhibit  10.1 to Form 10-K) (6)*

10.2     Amended and  Restated  Incentive  Stock  Option Plan (3)*

10.3     License  Agreement  dated March 19,  1981 (1)

10.4     Second  Amended and Restated 1984 Employee Stock Purchase Plan (Exhibit
         10.5 to Form 10-Q)(14)*

10.5     License Agreement dated as of June 1, 1986 (Exhibit 10.16 to Form 10-K)
         (2)

10.6 Amended 3Com Corporation Director Stock Option Plan (Exhibit 10.8 to Form 10-Q)(14)*

10.7     Ground Lease dated July 5, 1989  (Exhibit  10.19 to Form 10-K) (4)

10.8     Sublease  Agreement dated February 9, 1989 (Exhibit 10.20 to Form 10-K)
         (4)

10.9 3Com Corporation Restricted Stock Plan, as Amended (Exhibit 10.17 to Form 10-Q)(14)*

10.10 Form of Escrow and Indemnification Agreement for Directors and Officers (Exhibit 10.15 to Form 10-Q) (8)

10.11    1994 Stock Option Plan (Exhibit 10.22 to Form 10-K) (9)*

10.12 Agreement and Plan of Merger dated as of July 26, 1995 among 3Com Corporation, Chipcom Acquisition Corporation and Chipcom Corporation (Exhibit 2.1 to Form S-4) (12)

10.13 Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of November 20, 1996 (Exhibit
         10.37 to Form 10-Q) (16)

10.14    Purchase   Agreement   between   BNP  Leasing   Corporation   and  3Com
         Corporation, effective as of November 20, 1996 (Exhibit 10.38 to Form 10-Q) (16)

10.15 Agreement and Plan of Reorganization among 3Com Corporation, OnStream Acquisition Corporation and OnStream Networks, Inc. dated as of October 5, 1996 (Exhibit 2.1 to Form S-4) (15)

10.16 Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of February 3, 1997 for the Combined Great America Headquarters site (Exhibit 10.19 to Form 10-Q).
         (18)

10.17    Purchase   Agreement   between   BNP  Leasing   Corporation   and  3Com
         Corporation, effective as of February 3, 1997 for the Combined Great America Headquarters site (Exhibit 10.20 to Form 10-Q). (18)

10.18 Credit Agreement dated as of December 20, 1996 among 3Com Corporation, Bank of America National Trust and Savings Association, as Agent, and the Other Financial Institutions Party Hereto Arranged by BA Securities, Inc. (Exhibit 10.21 to Form 10-Q. (18)

10.19 Amended and Restated Agreement and Plan of Merger by and among 3Com Corporation, TR Acquisitions Corporation, 3Com (Delaware) Corporation, and U.S. Robotics Corporation, dated as of February 26, 1997 and amended as of March 14, 1997(17)

21.1     Subsidiaries of the Registrant

23.1     Deloitte & Touche LLP Consent

23.2     Consent of Price Waterhouse LLP

23.3     Report of Independent Accountants on Financial Statement Schedule

--------------------------------------------------------------------------------

*        Indicates a management contract or compensatory plan.

(1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrantis Registration Statement on Form S-1 filed January 25, 1984 (File No. 2-89045)

(2)      Incorporated by reference to the  corresponding  Exhibit or the Exhibit
         identified   in   parentheses   previously   filed  as  an  Exhibit  to
         Registrantis Form 10-K filed August 29, 1987 (File No. 0-12867)

(3) Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form S-4 filed on August 31, 1987 (File No. 33-16850)

(4)      Incorporated by reference to the  corresponding  Exhibit or the Exhibit
         identified   in   parentheses   previously   filed  as  an  Exhibit  to
         Registrantis Form 10-K filed on August 28, 1989 (File No. 0-12867)

(5) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrantis Form 10-Q filed on January 2, 1991 (File No. 0-12867)

(6) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrantis Form 10-K filed on August 27, 1991 (File No. 0-12867)

(7) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrantis Registration Statement on Form S-8, filed on November 24, 1993 (File No. 33-72158)

(8) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrantis Form 10-Q filed on January 14, 1994 (File No. 0-12867)

(9) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrantis Form 10-K filed on August 31, 1994 (File No. 0-12867)

(10) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrantis Form 8-K filed on November 16, 1994 (File No. 0-12867)

(11) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 13, 1995 (File No. 0-12867)

(12) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrantis Registration Statement on Form S-4, originally filed on August 31, 1995 (File No. 33-62297)

(13) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrantis Registration Statement on Form S-8, filed on October 19, 1995 (File No. 33-63547)

(14) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrantis Form 10-Q, filed on January 15, 1996 (File No. 0-12867)

(15) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrantis Registration Statement on Form S-4, originally filed on October 11, 1996 (File No. 333-13993)

(16) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrantis Form 10-Q filed on January 13, 1997 (File No. 0-12867)

(17) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrantis Registration Statement on Form S-4, filed on March 17, 1997 (File No. 333-23465)

(18) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrantis Form 10-Q filed on April 11, 1997 (File No. 0-12867)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of August, 1997.

                              3Com Corporation
                                (Registrant)

                              By   /s/ Eric A. Benhamou
                                 -----------------------------------------------
                                       Eric A. Benhamou
                                 Chairman, President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of August, 1997.

             Signature                          Title

   /s/ Eric A. Benhamou                Chairman of the Board, President and
----------------------------------            Chief Executive Officer
      (Eric A. Benhamou)                   (Principal Executive Officer)


   /s/ Casey Cowell                         Vice Chairman of the Board
----------------------------------
      (Casey Cowell)

                                           Senior Vice President, Finance
   /s/ Christopher B. Paisley               and Chief Financial Officer
----------------------------------  (Principal Financial and Accounting Officer)
      (Christopher B. Paisley)

   /s/ James L. Barksdale                            Director
----------------------------------
      (James L. Barksdale)

   /s/ Gordon A. Campbell                            Director
----------------------------------
      (Gordon A. Campbell)

   /s/ James E. Cowie                                Director
----------------------------------
      (James E. Cowie)

   /s/ David W. Dorman                               Director
----------------------------------
      (David W. Dorman)

   /s/ Jean-Louis Gassee                             Director
----------------------------------
      (Jean-Louis Gassee)

   /s/ Stephen C. Johnson                            Director
----------------------------------
      (Stephen C. Johnson)

   /s/ Philip C. Kantz                               Director
----------------------------------
      (Philip C. Kantz)

   /s/ Paul Yovovich                                 Director
----------------------------------
      (Paul Yovovich)

   /s/ William F. Zuendt                             Director
----------------------------------
      (William F. Zuendt)


                                                                                                        SCHEDULE II

                                3Com Corporation

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 For the Years Ended May 31, 1995, 1996 and 1997
                             (Dollars in thousands)


                                                   Additions  Reclassifications
                                       Balance at  charged to    and charges                   Pooled       Balance at
                                        beginning  costs and      to other                    Business-       end of
Description                             of period  expenses       accounts     Deductions       Net           period
-----------                             --------   --------       --------      --------      --------       --------
Year ended May 31, 1995:
Allowance for doubtful accounts         $ 12,130   $  7,113       $  1,214(5)   $    409(3)   $    (26)(1)   $ 20,022
Product return reserve                     5,939     13,306            430(5)      7,682          --           11,993
Accrued product warranty                  15,016     23,014            185(5)     15,674           215(1)      22,756

Restructuring reserves:
    Inventory reserve                        925       --             --             925          --             --
    Property and equipment reserve            93        (93)(4)       --            --            --             --
    Accrued restructuring costs            2,736     (1,007)(4)       --           1,729          --             --
                                        --------   --------       --------      --------      --------       --------
        Total restructuring reserves    $  3,754   $ (1,100)      $   --        $  2,654      $   --         $   --
                                        --------   --------       --------      --------      --------       --------

Year ended May 31, 1996:
Allowance for doubtful accounts         $ 20,022   $ 11,638       $     10(5)   $  4,016(3)   $   (733)(2)   $ 26,921
Product return reserve                    11,993     51,485           --          41,260        (2,957)(2)     19,261
Accrued product warranty                  22,756     36,086             40(5)     28,491           183 (2)     30,574

Acquisition-related reserves:
    Inventory reserve                       --       27,057           --          12,433          --           14,624
    Property and equipment reserve          --        9,451           --           1,593          --            7,858
    Non-current asset reserve               --        7,812           --           7,812          --             --
    Accrued acquisition-related costs       --       24,680           --          13,477          --           11,203
                                        --------   --------       --------      --------      --------       --------
        Total acquisition-related
            reserves                    $   --     $ 69,000       $   --        $ 35,315      $   --         $ 33,685
                                        --------   --------       --------      --------      --------       --------

Year ended May 31, 1997:
Allowance for doubtful accounts         $ 26,921   $ 17,016       $   --        $  6,678(3)   $   --         $ 37,259
Product return reserve                    19,261     52,069           --          37,004          --           34,326
Accrued product warranty                  30,574     48,783           --          34,370          --           44,987

Acquisition-related reserves:
    Inventory reserve                     14,624       --             --           4,158          --           10,466
    Property and equipment reserve         7,858       --             --           7,472          --              386
    Accrued acquisition-related costs     11,203       --             --           5,089          --            6,114
                                        --------   --------       --------      --------      --------       --------
        Total acquisition-related
            reserves                    $ 33,685   $   --         $   --        $ 16,719      $   --         $ 16,966
                                        ========   ========       ========      ========      ========       ========

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