Form 10-Q
period 1997-08-31
3COM CORP
filed 1997-10-14
CIK 738076

________________________________________________________________

				UNITED STATES
		     SECURITIES AND EXCHANGE COMMISSION
			  Washington, D. C.  20549


				  FORM 10-Q


           X quarterly report pursuant to section 13 or 15(d) of
		      the securities exchange act of 1934


For the Quarterly Period Ended August 31, 1997
Commission File No. 0-12867

				     or

           _ transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934

      For the transition period from                to

				____________

			      3Com Corporation
	  (Exact name of registrant as specified in its charter)

Delaware                                                 94-2605794
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                  Identification No.)

5400 Bayfront Plaza                                           95052
Santa Clara, California                                  (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code   (408) 764-5000

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

Yes ....XX....          No ..........

As of August 31, 1997, 345,948,876 shares of the Registrant's
Common Stock were outstanding.


________________________________________________________________


			       3Com Corporation

			       Table of Contents


PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

		Consolidated Balance Sheets
		August 31, 1997 and May 31, 1997

		Consolidated Statements of Operations
		Quarters Ended August 31, 1997 and 1996

		Consolidated Statements of Cash Flows
		Quarters Ended August 31, 1997 and 1996

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

Item 3.         Defaults Upon Senior Securities

Item 4.         Submission of Matters to a Vote of Security Holders

Item 5.         Other Information

Item 6.         Exhibits and Reports on Form 8-K


Signatures



3Com, CoreBuilder, EtherLink, SuperStack and U.S. Robotics are registered trademarks of 3Com Corporation. Total Control is a trademark of 3Com Corporation.




		      PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

			       3Com Corporation
			 Consolidated Balance Sheets
			   (Dollars in thousands)
				 (Unaudited)

					      August 31,    May 31,
						 1997        1997
					      ----------   ----------

ASSETS
Current Assets:
   Cash and cash equivalents                  $  517,657   $  401,125
   Temporary cash investments                    490,830      538,706
   Trade receivables                           1,139,798    1,234,227
   Inventories                                   410,715      402,356
   Deferred income taxes                         307,233      165,731
   Other                                         160,709       94,419
                                              ----------   ----------
Total current assets                           3,026,942    2,836,564

Property and equipment-net                       621,113      660,025
Deposits and other assets                         55,683      112,644
                                              ----------   ----------

Total                                         $3,703,738   $3,609,233
                                              ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Short-term debt                            $       -    $   60,700
   Accounts payable                              295,407      345,304
   Accrued and other liabilities                 846,820      477,393
   Income taxes payable                           28,777      189,399
                                              ----------   ----------
Total current liabilities                      1,171,004    1,072,796

Long-term debt                                   151,795      162,515
Other long-term obligations                        6,573        7,942
Deferred income taxes                             66,659       25,858

Stockholders' Equity:
Preferred stock, no par value, 10,000,000
   shares authorized; none outstanding                -            -
Common stock, $.01 par value, 990,000,000
   shares authorized; shares outstanding:
   August 31, 1997: 345,948,876;
   May 31, 1997: 334,558,193                   1,447,639    1,178,359
Unamortized restricted stock grants               (4,793)      (5,165)
Retained earnings                                861,286    1,168,941
Unrealized net gain on available-for-sale
   securities                                      2,404        2,320
Accumulated translation adjustments                1,171       (4,333)
                                              ----------   ----------

Total stockholders' equity                     2,307,707    2,340,122
                                              ----------   ----------

Total                                         $3,703,738   $3,609,233
                                              ==========   ==========


See notes to consolidated financial statements.




			       3Com Corporation
		    Consolidated Statements of Operations
		    (In thousands, except per share data)
				  (Unaudited)

						   Quarters Ended
						     August 31,
						 -----------------
						 1997         1996
						 ----         ----

Sales                                         $1,600,862   $1,250,060

Cost of sales                                    832,808      658,204
                                              ----------   ----------

Gross margin                                     768,054      591,856

Operating expenses:
	Sales and marketing                      301,307      207,208
	Research and development                 142,117       99,765
	General and administrative                62,589       47,642
	Merger-related charges                   426,000           -
                                              ----------   ----------
	Total                                    932,013      354,615
                                              ----------   ----------

Operating income (loss)                         (163,959)     237,241
Other income--net                                  2,961        2,973
                                              ----------   ----------

Income (loss) before income taxes               (160,998)     240,214
Income tax provision (benefit)                   (14,178)      88,250
                                              ----------   ----------

Net income (loss)                             $ (146,820)  $  151,964
                                              ==========   ==========



Net income (loss) per common and
   equivalent share:
	Primary                               $    (0.43)  $     0.43
	Fully diluted                         $    (0.43)  $     0.43

Common and equivalent shares used
   in computing per share amounts:
	Primary                                  341,973      351,970
	Fully diluted                            341,973      352,386

See notes to consolidated financial statements.





			       3Com Corporation
		    Consolidated Statements of Cash Flows
			    (Dollars in thousands)
				  (Unaudited)

                                                     Quarters Ended
                                                         August 31,
                                                     ----------------
                                                     1997        1996
                                                     ----        ----

Cash flows from operating activities:
    Net income (loss)                             $(146,820)   $ 151,964
    Adjustments to reconcile net income to cash
	provided by operating activities:
    Depreciation and amortization                    47,098       41,091
    Deferred income taxes                          (100,625)      (7,609)
    Adjustment to conform fiscal year of pooled
        entity - OnStream                                -         4,850
    Adjustment to conform fiscal year of pooled
        entity - U.S. Robotics                     (140,216)      71,632
    Adjustment to conform accounting policies            -         2,906
    Changes in assets and liabilities,
           net of effects of acquisitions:
        Trade receivables                            94,429     (118,535)
        Inventories                                 (45,668)     (27,228)
        Other current assets                        (66,993)     (11,770)
        Accounts payable                            (49,897)     (36,961)
        Accrued and other liabilities               110,705       62,131
        Income taxes payable                        (39,524)      71,308
        Merger-related reserves                     426,000       (1,036)
                                                  ---------    ---------

Net cash provided by operating activities            88,489      202,743
                                                  ---------    ---------

Cash flows from investing activities:
        Purchase of property and equipment          (80,131)    (101,956)
        Purchase of temporary cash investments     (102,973)    (166,796)
        Proceeds from temporary cash investments    149,825       96,543
        Other-net                                       989       (8,980)
                                                  ---------    ---------

Net cash used for investing activities              (32,290)    (181,189)
                                                  ---------    ---------

Cash flows from financing activities:
        Common stock issued under stock plans       127,482       12,566
	Repayments of notes payable and
            capital lease obligations               (60,762)        (286)
        Repayments of long-term debt                (10,720)          -
        Net proceeds from issuance of debt               -           316
        Other-net                                     4,333          386
                                                  ---------    ---------

Net cash provided by financing activities            60,333       12,982
                                                  ---------    ---------

Increase in cash and cash equivalents               116,532       34,536
Cash and cash equivalents at beginning
    of period                                       401,125      233,573
                                                  ---------    ---------


Cash and cash equivalents at end of period        $ 517,657    $ 268,109
                                                  =========    =========

Non-cash financing and investing activities:
	Tax benefit on stock option
            transactions                          $ 121,098    $  33,036
	Unrealized net gain (loss) on
            available-for-sale securities         $      84    $  (1,902)


See notes to consolidated financial statements.





			      3Com Corporation
		Notes to Consolidated Financial Statements

1.      Basis of Presentation

On June 12, 1997, 3Com Corporation (the Company) completed the merger with U.S. Robotics, Inc. (U.S.
Robotics), which was accounted for as a pooling-of-interests. All financial data of the Company, including the Company's previously issued financial statements for the periods presented in this Form 10-Q, have been restated to include the historical financial information of U.S. Robotics in accordance with generally accepted accounting principles and pursuant to Regulation S-X.

The unaudited consolidated financial statements have been prepared by the Company and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the Company's financial position as of August 31, 1997, and the results of operations and cash flows for the quarters ended August 31, 1997 and 1996.

On June 1, 1997, the Company adopted a 52-53 week fiscal year ending on the Sunday nearest to May 31, which for fiscal 1998 will be May 31, 1998. The Company does not expect this change to have a material impact on the Company's financial statements. The results of operations for the quarter ended August 31, 1997 may not necessarily be indicative of the results to be expected for the fiscal year ending May 31, 1998. These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form
10-K for the fiscal year ended May 31, 1997.

2.      Inventories consisted of (in thousands):

					      August 31,     May 31,
						 1997         1997
						 ----         ----

	Finished goods                        $  261,917   $  262,023
	Work-in-process                           27,679       35,462
	Raw materials                            121,119      104,871
                                              ----------   ----------
	Total                                 $  410,715   $  402,356
                                              ==========   ==========

3.      Net Income (Loss) Per Share

Net income (loss) per common and equivalent share is computed based on the weighted average number of common shares and the dilutive effects of stock options outstanding during the period using the treasury stock method. Common equivalent shares were not included in the calculation of earnings per share as they were antidilutive for the quarter ended August 31, 1997. The effect of the assumed conversion of the 10.25% convertible subordinated notes was antidilutive for the periods presented.

4.      Business Combinations

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

All financial data of the Company have been restated to include the historical financial information of U.S.
Robotics. The consolidated statement of income for the three months ended August 31, 1996 includes the U.S.
Robotics statement of income for the three months ended
June 30, 1996. The consolidated statement of income for the year ended May 31, 1997 includes the U.S. Robotics statement of income for the twelve months ended March 30, 1997. The consolidated statements of income for the fiscal years ended May 31, 1996 and 1995 include the U.S.
Robotics statements of income for the fiscal years ended
September 29, 1996 and October 1, 1995, respectively.
This presentation has the effect of including U.S.
Robotics' results of operations for the six month period ended September 29, 1996 in both the combined years ended
May 31, 1997 and 1996, and reflects sales of $1,158.2 million and net income of $76.8 million, which has been reported as a decrease to the Company's fiscal 1997 retained earnings. The combined balance sheet as of May
31, 1997 includes the U.S. Robotics balance sheet as of March 30, 1997, and includes an adjustment to decrease retained earnings by $40.9 million for the cumulative effect of conforming the companies fixed asset capitalization policies. Results of operations for U.S.
Robotics for the two months ending May 24, 1997 reflect sales of $15.2 million and net loss of $160.8 million, which has been reported as a decrease to the Company's fiscal 1998 retained earnings. Revenues for the two-month period were below historical revenue trends due primarily to the desire to reduce levels of channel inventory and conform sales return and allowance reserve philosophies with that of the heritage 3Com organization.
The differences in such reserve methodologies were not material to the Company's financial statements. The combined results below reflect reclassifications to conform financial statement presentation and adjustments to conform the companies fixed asset capitalization policies. The companies have conformed other accounting practices and policies including revenue recognition.
Differences in these practices in the past were deemed not to be material to the Company's financial statements and therefore are being conformed only on a prospective basis. The following information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had this transaction not been effected on the date indicated above or of results which may occur in the future.


                              Quarter Ended            Years Ended
                                August 31,               May 31,
                              -------------  -------------------------------
                                   1996        1997        1996        1995
                              ----------------------------------------------
                           (Unaudited.  In thousands, except per share amounts)

Sales:
3Com                            $  710,140  $3,147,106  $2,327,101  $1,593,469
U.S. Robotics                      546,785   2,493,791   1,977,512     889,347
Reclassifications to conform
   certain accounting policies      (6,865)    (36,751)    (20,105)     (3,056)
                               ----------  ----------  ----------  ----------
Combined                        $1,250,060  $5,604,146  $4,284,508  $2,479,760
                                ==========  ==========  ==========  ==========

Net income:
3Com                            $   91,572  $  373,950  $  177,854  $  144,559
U.S. Robotics                       63,298     237,258     170,021      65,951
Adjustments to conform
   certain accounting policies      (2,906)    (13,585)     (7,259)     (6,954)
                                ----------  ----------  ----------  ----------
Combined                        $  151,964  $  597,623  $  340,616  $  203,556
                                ==========  ==========  ==========  ==========

Net income per share
   (on a fully diluted basis):
3Com                            $     0.50  $     2.01  $     1.00  $     0.84
U.S. Robotics (1)                     0.37        1.41        1.02        0.43
Adjustments to conform
   certain accounting policies       (0.01)      (0.04)      (0.02)      (0.02)
                                ----------  ----------  ----------  ----------
Combined                        $     0.43  $     1.69  $     0.99  $     0.63
                                ==========  ==========  ==========  ==========


(1) Adjusted for effect of exchange ratio of 1.75 shares of 3Com Common Stock for each share of U.S. Robotics common stock.

As a result of the merger, the Company recorded charges of $426.0 million during the first quarter of fiscal
1998. These charges include approximately $364 million of integration expenses, $42 million of direct transaction costs (consisting primarily of investment banking and other professional fees) and $20 million of other merger charges. Integration expenses included:

- $121 million related to the write-off of inventory associated primarily with the elimination of duplicate wide area networking and PC Card products, including a provision for the return of discontinued products in the distribution channel;

-  $92 million related to the write-off of fixed assets
   (including duplicate management information systems and other corporate assets), purchased technology and goodwill primarily associated with the elimination of duplicate wide area networking and PC card products;

- $81 million related to the closure and elimination of duplicate owned and leased facilities, primarily corporate headquarters and domestic and European sales offices; and

- $70 million for severance and outplacement costs specifically related to the merger.

Actual termination benefits paid for approximately
300 employees terminated through August 31, 1997
(approximately 30 percent of the total planned severances) were approximately $17 million. Total expected cash expenditures relating to the merger-related charge are estimated to be approximately $193 million, of which $55 million was disbursed prior to August 31, 1997.
The remaining $138 million is expected to be paid within the next twelve months, with the exception of certain lease-related cash requirements.


5.      Litigation

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

On March 24, 1997, a putative shareholder class action lawsuit, entitled Hirsch v. 3Com Corporation, et al., Civil Action No. CV764977, was filed against the Company and certain of its officers and directors in the California Superior Court, Santa Clara County (the
Superior Court). The complaint alleges, among other things, fraud, negligent misrepresentation and violations of the California securities laws, including that during the putative class period, sales of the Company's stock by officers and directors of 3Com and acquisitions made with the Company's stock occurred at inflated prices in light of undisclosed information. Specifically, the complaint alleges violations of Sections 25400 and 25500 of the California Corporations Code, Sections 1709 and
1710 of the California Civil Code, and Sections 17200 et seq. and 17500 et seq. of the California Business and Professions Code. The complaint, which covers a putative period of September 24, 1996 through February 10, 1997, does not specify the damages sought. On July 30, 1997, the Superior Court sustained in part and overruled in part the Company's demurrer to the complaint. As a result of such ruling, the Civil Code and Business and Professions Codes allegations have been stricken from the complaint. The Company is in the process of appealing the Superior Court's ruling with respect to the remaining
Corporations Code allegations. Management believes that the action is not meritorious and intends to vigorously contest it. An adverse resolution of the action could have a material adverse effect on the Company's results of operations and financial condition in the quarter in which such adverse resolution occurs.

U.S. Robotics and certain of its directors were named as defendants in eleven lawsuits relating to the merger between the Company and U.S. Robotics brought in the Delaware Chancery Court (In re: U.S. Robotics
Corporation Shareholder's Litigation, Delaware Chancery
Court Consolidated Civil Action No. 15580). The Company has been named as a defendant in nine of these actions.
The lawsuits, which purport to be stockholder class actions brought on behalf of all U.S. Robotics stockholders, allege, inter alia, that the directors of U.S. Robotics have breached their fiduciary duties by approving the Merger Agreement, and that the Company aided and abetted this alleged breach of duty. An agreement in principle to settle this litigation has been reached with plaintiffs' counsel on what the Company considers to be favorable financial terms, which amount the Company does not consider to be material to its operations, financial position, or liquidity. Pursuant to the settlement which was approved by the Delaware
Chancery Court on October 7, 1997, all claims of all persons which are related to the subject matter were settled and released.

On February 13, 1997, Motorola, Inc. filed suit against
U.S. Robotics in the United States District Court for the
District of Massachusetts (Motorola, Inc. v. U.S.
Robotics Corporation, et al., Civil Action No. 97-
10339RCL), claiming infringement of eight United States patents. The complaint alleges willful infringement and prays for unspecified damages and injunctive relief. In a separate statement announcing the filing of the lawsuit published on PRNewswire on the same date, Motorola alleged that the patents at issue cover "technologies essential to the International Telecommunications Union
(ITU) V.34 modem standard." In the same statement, a Motorola officer is quoted as saying that Motorola is "committed" to making its technology incorporated in standards available on a "fair, reasonable and non-discriminatory basis." U.S. Robotics has filed an answer to Motorola's claims setting forth its defenses and asserting counterclaims which allege infringement of a U.S. Robotics patent, violation of antitrust laws, promissory estoppel and unfair competition. Although the Company believes it has meritorious defenses to Motorola's claims and intends to contest this lawsuit vigorously, an adverse outcome of such litigation could have a material adverse effect on the business, results of operations or financial condition of the Company in the quarter in which such adverse resolution occurs.

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


6.      Effects of Recent Accounting Pronouncements

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

In June 1997, the FASB issued SFAS 130, "Reporting
Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components. SFAS 130 will be effective for the Company's fiscal year 1999 and requires reclassification of financial statements for earlier periods for comparative purposes.

zIn June 1997, the FASB issued SFAS 131, "Disclosures
About Segments of an Enterprise and Related Information."
This statement requires that financial information be reported on the basis used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS 131 is effective for the Company's fiscal year 1999 and requires restatement of all previously reported information for comparative purposes.




			       3Com Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Combinations

	On June 12, 1997, 3Com Corporation (the Company) merged with U.S. Robotics Corporation (U.S. Robotics) the leading supplier of products and systems for accessing information across the wide area network, including modems and remote access products. The Company issued approximately 158 million shares of its common stock in exchange for all outstanding common stock of U.S. Robotics and assumed and exchanged all options to purchase U.S. Robotics' stock for options to purchase approximately 31 million shares of the Company's common stock. The transaction was accounted for as a pooling-of-interests. See Note 4 of Notes to Consolidated Financial Statements for additional information on the above business combination.

Results of Operations

The following table sets forth for the fiscal quarters indicated, the percentage of total sales represented by the line items reflected in the Company's consolidated statements of operations:

						Quarters ended August 31,
						-------------------------
						    1997         1996
						    ----         ----

Sales                                              100.0%       100.0%

Cost of sales                                       52.0         52.7
                                                   -----        -----

Gross margin                                        48.0         47.3

Operating expenses:
    Sales and marketing                             18.8         16.5
    Research and development                         8.9          8.0
    General and administrative                       3.9          3.8
    Merger-related charges                          26.6            -
                                                   -----        -----
Total operating expenses                            58.2         28.3
                                                   -----        -----
Operating income (loss)                            (10.2)        19.0
Other income - net                                   0.1          0.2
                                                   -----        -----
Income (loss) before income taxes                  (10.1)        19.2
Income tax provision (benefit)                      (0.9)         7.0
                                                   -----        -----
Net income (loss)                                   (9.2)%       12.2%
                                                   -----        -----

Excluding merger-related charges:
Total operating expenses                            31.6%        28.3%
Operating income                                    16.4         19.0
Net income                                          10.8         12.2


Quarters Ended August 31, 1997 and 1996

	Sales in the first quarter of fiscal 1998 totaled $1.6 billion, an increase of $350.8 million or 28 percent from the corresponding quarter a year ago. The Company believes that the year-over-year increase in first quarter sales is due to several factors, including growth in the networking market as the Internet, corporate Intranets, client server applications and remote access services stimulate customers to migrate from shared to switched media and to larger bandwidth and higher speed technologies, such as Fast Ethernet, ATM and Gigabit Ethernet, to support data, voice and video multimedia traffic. The Company also believes that the strength of the Company's product offerings at the edge of the network, including modems, network interface cards (NICs), workgroup switches and hubs, the continuous expansion of 3Com's product offerings, and the ability to deliver complete data networking solutions for different connectivity environments contributed to the increase in first quarter sales over the same period a year ago.

	Sales of client access products (modems and NICs) in the first quarter of fiscal 1998 increased 23 percent from the same quarter one year ago, and represented 55 percent of total sales, compared to 58 percent in the first quarter of fiscal 1997. The year-over-year increase in sales of client access products represented a significant increase in unit volume, led primarily by the Fast EtherLink (registered trademark) PCI adapters and Fast EtherLink PC Cards, and an increased mix of the recently introduced U.S. Robotics (registered trademark) brand
56 Kbps modem with x2 technology. This increase was partially offset by a decline in average selling prices of certain Fast EtherLink products and a decline in sales of 10 Mbps Ethernet NICs as a result of the accelerated transition from 10 Mbps Ethernet to Fast Ethernet adapters.

	Sales of network systems products (i.e. switches, internetworking, remote access and hubs) in the first quarter of fiscal 1998 increased 34 percent from the same quarter one year ago, and represented 45 percent of total sales, compared to 42 percent in the year ago quarter. The year-over-year increase in network systems sales was led primarily by the increase in unit volume of Total Control (trademark) remote access concentrator, the SuperStack (registered trademark) II workgroup switching family, the CoreBuilder (registered trademark)
7000 ATM High-Function switching family, and the CoreBuilder 5000 enterprise switching family, partially offset by the year-over-year declines in average selling prices for remote access and workgroup switching products. The Company experienced a significant increase in unit volume in workgroup switching products and Fast Ethernet stackable hubs, partially offset by a decline in average selling prices resulting from increased competition and pricing pressures.

	International sales for the first quarter of fiscal 1998 comprised 45 percent of total sales compared to 38 percent in the same period a year ago. International sales increased 49 percent in all major geographic regions, with especially strong growth in the Asia Pacific and European regions. The Company believes that the growth in international sales is due primarily to the Company's continued expansion of operations and sales force internationally. The Company's operations were not significantly impacted by fluctuations in foreign currency exchange rates in the first quarters of fiscal 1998 and 1997. Sales growth in the United States for the first quarter of fiscal 1998 was 15 percent when compared to the first quarter of fiscal 1997.

	Gross margin as a percentage of sales was 48.0 percent in the first quarter of fiscal 1998, compared to 47.3 percent for the first quarter of fiscal 1997. The corresponding improvement in gross margin in the first quarter of fiscal
1998 primarily reflects an increased mix of higher margin products, such as the U.S. Robotics brand 56 Kbps modem with x2 technology, Total Control remote access concentrators and enterprise switching products. Factors causing the increase in gross margin were partially offset by a higher mix of certain lower margin adapter products and workgroup switching products, for which average selling prices declined during the period due to competitive pricing pressures.

	Total operating expenses in the first quarter of fiscal 1998 were $932.0 million or 58.2 percent of sales, compared to $354.6 million or 28.3 percent of sales in first quarter of fiscal 1997. Excluding the pre-tax merger-related charge of $426.0 million related to the merger with U.S. Robotics (see
Note 4 of Notes to Consolidated Financial Statements), total operating expenses for the first quarter of fiscal 1998 were $506.0 million, or 31.6 percent of sales.

	Sales and marketing expenses in the first quarter of fiscal 1998 increased $94.1 million or 45 percent from the first quarter of fiscal 1997. Sales and marketing expenses as a percentage of sales increased to 18.8 percent of sales in the first quarter of fiscal 1998, from 16.5 percent in the corresponding fiscal 1997 period. The increase in such expenses reflected increased costs associated with marketing promotions and customer support programs and an increase in field sales and marketing personnel.

	Research and development expenses in the first quarter of fiscal 1998 increased $42.4 million or 42 percent from the year-ago period. Research and development expenses increased to 8.9 percent in the first quarter of fiscal 1998, compared to 8.0 percent in first quarter of fiscal 1997. The increase in research and development expenses was primarily attributable to the cost of developing 3Com's new products, primarily switching, network management and remote access, and the Company's expansion into new technologies and markets.
The Company believes the timely introduction of new technologies and products is crucial to its success, and plans to continue to make acquisitions or strategic investments to accelerate time to market where appropriate.

	General and administrative expenses in the first quarter of fiscal 1998 increased $14.9 million or 31 percent from the same period a year ago. General and administrative expenses increased to 3.9 percent in the first quarter of fiscal 1998, compared to 3.8 percent in the first quarter of fiscal 1997.
The increase in general and administrative expenses primarily reflected an expansion of the Company's infrastructure and duplicate levels of corporate administration as a result of the merger with U.S. Robotics.

	Other income (net) remained flat at approximately $3.0 million in the first quarters of fiscal 1998 and 1997.
Interest income increased primarily due to larger cash and investment balances, but was offset by losses on foreign exchange translations.

	The Company's effective income tax rate on the pre-tax loss of $161.0 million was a benefit of 8.8 percent in the first quarter of fiscal 1998 compared to a charge of approximately 36.7 percent in the first quarter of fiscal 1997. Excluding the pre-tax merger-related charge associated with U.S. Robotics, which was not fully deductible, the pro forma income tax rate was 35.0 percent.

	Net loss for the first quarter of fiscal 1998 was $146.8 million, or $0.43 per share, compared to net income of $152.0 million, or $0.43 per share, for the first quarter of fiscal 1997. Excluding the merger-related charge associated U.S. Robotics, net income was $172.2 million, or $0.48 per share for the first quarter of fiscal 1998.


Business Environment and Risk Factors

	This report contains certain forward looking statements, including statements regarding future trends in sales, gross margin, expense and liquidity levels. Actual results could vary materially based upon a number of factors, including but not limited to those set forth below. The Company's future operating results may be affected by various trends and factors which the Company must successfully manage in order to achieve favorable operating results. In addition, there are trends and factors beyond the Company's control which affect its operations. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, the cautionary statements set forth below identify important factors that could affect future results or cause actual results to differ materially from those in any forward-looking statements which may be contained in this report. Such trends and factors include, but are not limited to, the Company's successful introduction of new products, adverse changes in general economic conditions or conditions in the specific markets for the Company's products, governmental regulation or intervention affecting communications or data networking, fluctuations in foreign exchange rates, and other factors, including those listed below.

	The Company participates in a highly volatile and rapidly growing industry which is characterized by vigorous competition for market share and rapid technological development carried out amidst uncertainty over adoption of industry standards and protection of proprietary intellectual property rights. This has in the past resulted and could in the future result in aggressive pricing practices and increased competition, both from start-up companies and from well-capitalized computer systems and communications companies. The Company's ability to compete in this environment depends upon a number of competitive and market factors, and is subject to the risks set forth in this report and other factors.

	The market for the Company's products is intensely competitive and characterized by rapidly changing technology. The Company's success depends, in substantial part, on the timely and successful introduction of new products. An unexpected change in one or more of the technologies affecting data networking, or in market demand for products based on a particular technology, could lead to a slowdown in sales of certain products, and could have a material adverse effect on the Company's operating results if the Company does not respond timely and effectively to such changes. The Company is engaged in research and development activities in certain emerging LAN and WAN high-speed technologies, such as ATM, ISDN, DSL, Fast Ethernet, Gigabit Ethernet and data-over-cable. As the industry standardizes on high-speed technologies, there can be no assurance that the Company will be able to respond promptly and cost-effectively to compete in the marketplace. In addition, if the PC industry migrates toward standardizing the integration of network interface capabilities on the PC motherboard, and if the Company does not manage its business to cost-effectively transition toward this technology, it could have an adverse impact on the Company.

	The Company recently introduced x2 technology (pulse code modulation technology permitting downloading of data over regular analog telephone lines at speeds up to 56 Kbps).
Although the Company was the first to begin shipping in commercial volumes in March 1997, the Company has experienced vigorous competition from many of the significant modem and remote access equipment manufacturers, most of which have begun shipment of, or announced their intentions to bring products featuring the same basic 56 Kbps technology and capabilities to market in the coming weeks and months. The Company's success depends, in substantial part, on the adoption of industry standards and on the timely and successful introduction of upgrades of this product to comply with emerging industry standards and on the Company's ability to address competing technological and product developments carried out by others. Delays in adoption of industry standards or adoption of standards not fully compatible with x2 technology could adversely affect the Company's sales of products incorporating the x2 technology.

	Although annual growth rates for the networking infrastructure industry have recently been in the 30 to 50 percent range, and annual growth rates for the PC industry have recently been in the high teens, there can be no assurance that these industry growth rates will continue at the same level. As both industries affect the Company's business, a slowdown in either of these industries could adversely affect the financial results of Company. There can be no assurance that the Company's results in any particular quarter will fall within that range.

	The Company's customers historically request fulfillment of orders in a short period of time, resulting in a minimal backlog. Quarterly sales and results of operations generally depend on the volume and timing of orders, and the ability to fulfill them within the quarter. As a result, the lack of backlog provides limited visibility to the Company's future sales trends. Should incoming orders rates decline, the Company's financial results would be adversely affected in such period. In addition, if the Company is not successful in meeting its linearity objectives, sales during the quarter may become back-end loaded which may expose the Company to potential risk due to unforeseen circumstances, as well as incremental costs caused by temporary fluctuations in business operations.

	The Company sells its products through a large and diverse set of direct and indirect (third party) distribution channels, and the Company considers its broad distribution capabilities to be a competitive asset. Management of these distribution channels requires the Company to work with its channel partners to monitor inventories of the Company's products held by channel partners and maintain these inventories at levels which are appropriate to the level of sales anticipated by each channel partner. Visibility as to the total levels of inventory held by channel partners is limited as information from channel partners may not be complete or accurate. However, based on the limited data available, the Company believes that channel inventory levels are at or above the high range of where the Company would like to operate. If the Company is not successful in working with its channel partners to monitor and reduce channel inventories to appropriate levels on an ongoing basis, future results may be affected.

	The non-linearity of sales throughout the quarter, while improved from the restated quarter ended May 31, 1997, subjects the Company to business risks due to unexpected disruptions in functions including but not limited to manufacturing, order management, information systems and shipping, and could have an adverse affect on the Company's results of operations.

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

	The Company must, from time to time, and may in the future, negotiate licenses with third parties with respect to third-party proprietary technologies that are required for implementation of certain networking and communication protocols and standards. In most instances, the owners of intellectual property rights covering technologies required for official standards have formally undertaken to license such rights on fair, reasonable and non-discriminatory terms. However, there can be no assurance in this regard, and there is still the potential for disputes and litigation even where a third party has undertaken to make licenses generally available.

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

	Although substantially all of the Company's historical sales have been denominated in U.S. dollars, the Company does have operations in other geographic markets and occasionally transacts business in other currencies. Should the international environment change such that the Company must expand its exposure to foreign currencies, despite the fact that the Company does attempt to mitigate this risk by hedging foreign currency transactions, a significant fluctuation in foreign currency could have an adverse impact on the Company.

	Recruiting and retaining skilled personnel, especially in certain locations in which the Company operates, is highly competitive. Retention of key employees following an acquisition or merger is typically challenging and the Company's success in retaining such employees or effectively recruiting new employees may impact future operations. See discussion of the U.S. Robotics transaction below. Unless the Company can successfully recruit and retain such personnel, the Company's ability to achieve continued growth in sales and earnings may be adversely affected.

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

	On June 12, 1997, the Company merged with U.S. Robotics, the largest acquisition in the history of the networking industry (see Note 4 of Notes to Consolidated Financial Statements). Large acquisitions are challenging, in general, and there can be no assurance that products, technologies, distribution channels, customer support operations, management information systems, key personnel and businesses of U.S. Robotics or other acquired companies will be effectively assimilated into the Company's business or product offerings, or that such integration will not adversely affect the Company's business, financial condition or results of operations. The difficulties of such integration may be increased by the size and number of future acquisitions and the requirements of coordinating geographically separated organizations, such as the U.S. Robotics merger. The integration of the companies will require the dedication of management resources which may temporarily distract attention from the day-to-day business of the combined company. The inability of management to successfully integrate the operations of the two companies in a timely manner could have a material adverse effect on the business, results of operations, and financial condition of the Company, including, without limitation, product development cycles and marketing efforts. In addition, there can be no assurance that any acquired products, technologies or businesses will contribute at anticipated levels to the Company's sales or earnings, or that the sales, earnings and technologies under development from acquired businesses will not be adversely affected by the integration process or other general factors. If the Company is not successful in the integration of such acquisitions, there could be an adverse impact on the financial results and financial condition of the Company. For a detailed discussion of these and other risks related to the U.S. Robotics merger, see the Joint Proxy Statement/Prospectus dated May 8, 1997 at pages 21 through 26.

	The high-growth nature of the computer networking industry, coupled with critical time-to-market factors, has caused increased competition and consolidation. As a result, there has been a significant increase in the cost of acquiring computer networking companies. Future acquisitions are therefore more likely to result in costs that are material to the Company's operations. There can be no assurance that the Company will continue to be able to identify and consummate suitable acquisition transactions in the future. However, should the Company consummate acquisitions in the future, the impact may result in increased dilution of the Company's earnings.

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

	The market price of the Company's common stock has been, and may continue to be, extremely volatile. Factors such as new product, pricing or acquisition announcements by the Company or its competitors, quarterly fluctuations in the Company's operating results, challenges associated with integration of businesses and general conditions in the data networking market, such as a decline in industry growth rates, may have a significant impact on the market price of the Company's common stock. These conditions, as well as factors which generally affect the market for stocks of high technology companies, could cause the price of the Company's stock to fluctuate substantially over short periods.

	The Company is in the process of transitioning its manufacturing requirements planning (MRP), accounts payable, purchasing and intercompany accounting systems to a new set of applications which operate on a client server based platform. In the second quarter of fiscal 1998, the Company plans to transition to the first installation at several manufacturing sites. Further development of the client server system will be required to assure production stability of the new applications systems. As a result of the transition to the new client server platform, the Company may experience processing or financial system disruptions, which may have an adverse effect on the Company.

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


Liquidity and Capital Resources

	Cash, cash equivalents and temporary cash investments at August 31, 1997 were $1.0 billion, increasing $68.7 million from May 31, 1997.

	For the three months ended August 31, 1997, net cash generated from operating activities was $88.5 million. Trade receivables at August 31, 1997 decreased $94.4 million to $1.1 billion from May 31, 1997. Days sales outstanding in receivables decreased to 64 days at August 31, 1997, compared to 74 days at May 31, 1997 primarily due to the extended collection period for the heritage U.S. Robotics organization. Inventory levels at August 31, 1997 increased $8.4 million from the prior fiscal year-end to $410.7 million. Inventory turnover increased to 8.2 turns at August 31, 1997, compared to 7.5 turns at May 31, 1997.

	During the three months ended August 31, 1997, the Company made $80.1 million in capital expenditures. Major capital expenditures included upgrades and expansion of the Company's facilities in Santa Clara, California and the continuing development of the Company's worldwide information systems. As of August 31, 1997, the Company had outstanding approximately $140 million in capital expenditure commitments primarily associated with the construction and expansion of office and manufacturing space in Singapore, the U.K. and Ireland.

	During the first quarter of fiscal 1998, the Company received cash of $127.5 million from the sale of its common stock to employees through its employee stock purchase and option plans.

	During the first quarter of fiscal 1998, the Company signed a lease, which replaces a previous land lease, for 300,000 square feet of office and research and development space and a data center to be built on land adjacent to the Company's headquarters site. The lease expires in August 2002, with an option to extend the lease term for two successive periods of five years each. The Company has an option to purchase the property for $83.6 million, or at the end of the lease arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sale price and $83.6 million, subject to certain provisions of the lease. The Company began construction of the buildings in July 1997, and anticipates that it will occupy and begin lease payments in the second quarter of fiscal 1999.

	During the first quarter of fiscal 1998, the Company signed a lease, which replaces a previous land lease, for 525,000 square feet of office, research and development and manufacturing space to be built on land in Marlborough, Massachusetts. The lease expires in August 2002, with an option to extend the lease term for two successive periods of five years each. The Company has an option to purchase the property for $86.0 million, or at the end of the lease arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sale price and $86.0 million, subject to certain provisions of the lease. The Company began construction of the buildings in the first quarter of fiscal 1998, and anticipates that it will occupy and begin lease payments in the third quarter of fiscal 1999.

	During the first quarter of fiscal 1998, the Company signed a lease for an existing 400,000 square foot building and for 100,000 square feet to be built on adjacent land in Rolling Meadows, Illinois. The new and renovated facility will be used for research and development and office space. The lease expires in September 2002, with an option to extend the lease term for two successive periods of five years each. The Company has an option to purchase the property for $95.0 million, or at the end of the lease arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sale price and $95.0 million, subject to certain provisions of the lease. The Company expects to begin renovation and construction of the buildings in the second quarter of fiscal 1998, and anticipates that it will occupy and begin lease payments in the first quarter of fiscal 1999.

	The three aforementioned leases require the Company to maintain specified financial covenants, all of which the Company was in compliance with as of August 31, 1997.

	The Company has a $100 million revolving bank credit agreement which expires December 20, 1999. Payment of cash dividends are permitted under the credit agreement, subject to certain limitations based on net income levels of the Company. The Company has not paid and does not anticipate it will pay cash dividends on its common stock. The credit agreement requires the Company to maintain specified financial covenants. As of August 31, 1997, there were no outstanding borrowings under the credit agreement and the Company was in compliance with all required covenants. During the quarter ended August 31, 1997, the Company retired certain debt held by the heritage U.S. Robotics organization, which included approximately $170 million of borrowings that occurred during the April and May time period, which was not reflected in the restated May 31, 1997 balance sheet. See Note 4 to the Consolidated Financial Statements for further detail.

	In November 1997, the $110 million aggregate principal amount of convertible subordinated notes become redeemable at the option of the Company at an initial redemption price of 102.929% of the principal amount. The notes are convertible at the option of the note holders into the Company's common stock at an initial conversion price of $34.563 per share.
The Company has reserved 3,182,640 shares of common stock for the conversion of these notes. The notes mature in 2001, and interest is payable semi-annually at 10.25 percent per annum. The Company is evaluating the opportunities for redemption of these notes.

	During the quarter ended August 31, 1997, the Company completed the merger transaction with U.S. Robotics. As a result, the Company recorded merger-related charges of $426.0 million. Total expected cash expenditures relating to the merger-related charges are approximately $193 million, of which $55 million was disbursed prior to August 31, 1997. The remaining $138 million is expected to be paid from existing cash balances within the next twelve months, with the exception of lease-related cash requirements (see Note 4 of Notes to Consolidated Financial Statements).

	Based on current plans and business conditions, the Company believes that its existing cash and equivalents, temporary cash investments, cash generated from operations and the available revolving credit agreement will be sufficient to satisfy anticipated operating cash requirements for at least the next twelve months.

Effects of Recent Accounting Pronouncements

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

	In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components. SFAS 130 will be effective for the Company's fiscal year 1999 and requires reclassification of financial statements for earlier periods for comparative purposes.

	In June 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." This statement requires that financial information be reported on the basis used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS 131 is effective for the Company's fiscal year 1999 and requires restatement of all previously reported information for comparative purposes.


PART II.      OTHER INFORMATION

Item 1. Legal Proceedings

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

	On March 24, 1997, a putative shareholder class action lawsuit, entitled Hirsch v. 3Com Corporation, et al., Civil Action No. CV764977, was filed against the Company and certain of its officers and directors in the California Superior Court, Santa Clara County (the Superior Court). The complaint alleges, among other things, fraud, negligent misrepresentation and violations of the California securities laws, including that during the putative class period, sales of the Company's stock by officers and directors of 3Com and acquisitions made with the Company's stock occurred at inflated prices in light of undisclosed information. Specifically, the complaint alleges violations of Sections 25400 and 25500 of the California Corporations Code, Sections 1709 and 1710 of the California Civil Code, and Sections 17200 et seq. and 17500 et seq. of the California Business and Professions Code. The complaint, which covers a putative period of September 24, 1996 through February 10, 1997, does not specify the damages sought. On July 30, 1997, the Superior Court sustained in part and overruled in part the Company's demurrer to the complaint. As a result of such ruling, the Civil Code and Business and Professions Codes allegations have been stricken from the complaint. The Company is in the process of appealing the Superior Court's ruling with respect to the remaining Corporations Code allegations. Management believes that the action is not meritorious and intends to vigorously contest it. An adverse resolution of the action could have a material adverse effect on the Company's results of operations and financial condition in the quarter in which such adverse resolution occurs.

	U.S. Robotics and certain of its directors were named as defendants in eleven lawsuits relating to the merger between the Company and U.S. Robotics brought in the Delaware Chancery Court (In re: U.S. Robotics Corporation Shareholder's Litigation, Delaware Chancery Court Consolidated Civil Action No. 15580). The Company has been named as a defendant in nine of these actions. The lawsuits, which purport to be stockholder class actions brought on behalf of all U.S.
Robotics stockholders, allege, inter alia, that the directors of U.S. Robotics have breached their fiduciary duties by approving the Merger Agreement, and that the Company aided and abetted this alleged breach of duty. An agreement in principle to settle this litigation has been reached with plaintiffs' counsel on what the Company considers to be favorable financial terms, which amount the Company does not consider to be material to its operations, financial position, or liquidity. This settlement is not yet final and will not be final until approved by the Court after a hearing.
Pursuant to the settlement which was approved by the Delaware Chancery Court on October 7, 1997, all claims of all persons which are related to the subject matter were settled and released.

	On February 13, 1997, Motorola, Inc. filed suit against U.S. Robotics in the United States District Court for the District of Massachusetts (Motorola, Inc. v. U.S. Robotics Corporation, et al., Civil Action No. 97-10339RCL), claiming infringement of eight United States patents. The complaint alleges willful infringement and prays for unspecified damages and injunctive relief. In a separate statement announcing the filing of the lawsuit published on PRNewswire on the same date, Motorola alleged that the patents at issue cover "technologies essential to the International
Telecommunications Union (ITU) V.34 modem standard." In the same statement, a Motorola officer is quoted as saying that Motorola is "committed" to making its technology incorporated in standards available on a "fair, reasonable and non-discriminatory basis." U.S. Robotics has filed an answer to Motorola's claims setting forth its defenses and asserting counterclaims which allege infringement of a U.S. Robotics patent, violation of antitrust laws, promissory estoppel and unfair competition. Although the Company believes it has meritorious defenses to Motorola's claims and intends to contest this lawsuit vigorously, an adverse outcome of such litigation could have a material adverse effect on the business, results of operations or financial condition of the Company in the quarter in which such adverse resolution occurs.

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

	None.

Item 3. Defaults Upon Senior Securities

	None.

Item 4. Submission of Matters to a Vote of Security Holders

	(a)     The Special Meeting of Shareholders was held on
June 12, 1997.

	(b) The following are the voting results on each of the proposals:

Proposal I                         In Favor     Opposed   Abstain    No Vote
To approve and adopt an Amended
and Restated Agreement and Plan
of Merger                       114,552,862     754,643   488,536  7,377,365

Proposal II
To approve and adopt an
amendment to the Company's
Articles of Incorporation
to increase the number of
authorized shares of 3Com
capital stock from 403,000,000
to 1,000,000,000 shares         113,176,896   9,103,780   892,730          0

Proposal III
To change 3Com's state of
incorporation from California
to Delaware                      89,551,087  25,505,914   739,040  7,377,365


Item 5. Other Information

	None.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

	Exhibit
	Number                  Description

	3.1     Certificate of Incorporation
	3.2     Certificate of Correction Filed to Correct a Certain
		Error in the Certificate of Incorporation
	3.3     Certificate of Merger
	3.4     Bylaws of 3Com Corporation, As Amended
	4.1     Indenture Agreement between 3Com Corporation and The
		First National Bank of Boston for the private placement of convertible subordinated notes dated as of November 1, 1994 (Exhibit 5.2 to Form 8-K) (6)
	4.2 Placement Agreement for the private placement of convertible subordinated notes dated November 8, 1994 (Exhibit 5.1 to Form 8-K) (6)
	4.3     Amended and Restated Rights Agreement dated December 31,
		1994 (Exhibit 10.27 to Form 10-Q) (7)
	10.1    1983 Stock Option Plan, as amended (Exhibit 10.1 to
		Form 10-K) (3)*
	10.2    Amended and Restated Incentive Stock Option Plan (2)*
	10.3    License Agreement dated March 19, 1981 (1)
	10.4    First Amended and Restated 1984 Employee Stock Purchase
		Plan, as amended (Exhibit 19.1 to Form 10-Q) (4)*
	10.5    Second Amended and Restated 1984 Employee Stock Purchase
		Plan (Exhibit 10.5 to Form 10-Q)(8)*
	10.6 3Com Corporation Director Stock Option Plan, as amended (Exhibit 19.3 to Form 10-Q) (4)*
	10.7    Amended 3Com Corporation Director Stock Option Plan
		(Exhibit 10.8 to Form 10-Q)(8)*
	10.8    3Com Corporation Restricted Stock Plan, as Amended
		(Exhibit 10.17 to Form 10-Q)(8)*
	10.9    1994 Stock Option Plan (Exhibit 10.22 to Form 10-K) (5)*
	10.10   Lease Agreement between BNP Leasing Corporation, as
		Landlord, and 3Com Corporation, as Tenant, effective as of November 20, 1996 (Exhibit 10.37 to Form 10-Q) (10)
	10.11 Purchase Agreement between BNP Leasing Corporation and 3Com Corporation, effective as of November 20, 1996 (Exhibit
		10.38 to Form 10-Q) (10)
	10.12 Agreement and Plan of Reorganization among 3Com Corporation, OnStream Acquisition Corporation and OnStream Networks, Inc. dated as of October 5, 1996 (Exhibit 2.1 to Form S-4) (9)
	10.13 Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of February 3, 1997 for the Combined Great America Headquarters site (Exhibit 10.19 to Form 10-Q) (12)
	10.14 Purchase Agreement between BNP Leasing Corporation and 3Com Corporation, effective as of February 3, 1997 for the Combined Great America Headquarters site (Exhibit 10.20 to Form 10-Q) (12)
	10.15 Credit Agreement dated as of December 20, 1996 among 3Com Corporation, Bank of America National Trust and Savings Association, as Agent, and the Other Financial Institutions Party Hereto Arranged by BA Securities, Inc. (Exhibit 10.21 to Form 10-Q) (12)
	10.16 Amended and Restated Agreement and Plan of Merger by and among 3Com Corporation, TR Acquisitions Corporation, 3Com (Delaware) Corporation, and U.S. Robotics Corporation, dated as of February 26, 1997 and amended as of March 14, 1997(11)
	10.17 Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of July 25, 1997 for the Great America Phase III (PAL) site
	10.18 Purchase Agreement between BNP Leasing Corporation and 3Com Corporation, effective as of July 25, 1997 for the Great America Phase III (PAL) site
	10.19 Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of July 29, 1997 for the Marlborough site
	10.20 Purchase Agreement between BNP Leasing Corporation and 3Com Corporation, effective as of July 29, 1997 for the Marlborough site
	10.21 Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of August 11, 1997 for the Rolling Meadows site
	10.22 Purchase Agreement between BNP Leasing Corporation and 3Com Corporation, effective as of August 11, 1997 for the Rolling Meadows site
	10.23   First Amendment to Credit Agreement
        18.1    Letter Re Change in Accounting Principles


	*       Indicates a management contract or compensatory plan.

	(1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement on Form S-1 filed January 25, 1984 (File No. 2-89045)
	(2) Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form S-4 filed on August 31, 1987
	(File No. 33-16850)
	(3) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 27, 1991 (File No. 0-12867)
	(4) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed January 10, 1992 (File No. 0-12867)
	(5) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 31, 1994 (File No. 0-12867)
	(6) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form
	8-K filed on November 16, 1994 (File No. 0-12867)
	(7) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 13, 1995 (File No. 0-12867)
	(8) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q, filed on January 15, 1996 (File No. 0-12867)
	(9) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Registration Statement on Form S-4, originally filed on October 11, 1996 (File No. 333-13993)
	(10) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 13, 1997 (File No. 0-12867)
	(11) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Registration Statement on Form S-4, filed on March 17, 1997 (File No. 333-23465)
	(12) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q, filed on April 11, 1997 (File No. 0-12867)

(b)     Reports on Form 8-K

	The Company filed one report on Form 8-K during the fiscal quarter covered by this report, as follows:

	(i) Report on Form 8-K filed on June 26, 1997, reporting under Item 2 the completion of the merger with U.S. Robotics, Inc. effective June 12, 1997.





				  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


			     3Com Corporation
			     (Registrant)



Dated:  October 13, 1997     By:  /s/  Christopher B. Paisley
      --------------------      -------------------------------
				Christopher B. Paisley
				Senior Vice President, Finance and
				Chief Financial Officer
				(Principal Financial and
				Accounting Officer)