Form 10-Q
period 1997-11-30
3COM CORP
filed 1998-01-13
CIK 738076

______________________________________________________________

                               United States
                    Securities and Exchange Commission
                         Washington,  D. C.  20549



                                 FORM 10-Q



        Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934


For the Quarterly Period Ended November 30, 1997   Commission File No. 0-12867

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

Yes ....XX....          No ..........

As of November 30, 1997, 354,562,107 shares of the Registrant's
Common Stock were outstanding.

This report contains a total of 27 pages of which this page is number 1.


______________________________________________________________




                              3Com Corporation

                              Table of Contents






PART I.         FINANCIAL INFORMATION

Item 1.		Financial Statements

		Consolidated Statements of Operations
		Three and Six Months Ended November 30, 1997 and 1996

		Consolidated Balance Sheets
                November 30, 1997 and May 31, 1997

		Consolidated Statements of Cash Flows
                Six Months Ended November 30, 1997 and 1996

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

Item 5.         Other Information

Item 6.         Exhibits and Reports on Form 8-K


Signatures



3Com, AccessBuilder and U.S. Robotics are registered trademarks of 3Com Corporation or its subsidiaries.
CoreBuilder, HiPer, Total Control, and x2 are trademarks of 3Com Corporation or its subsidiaries.






                        PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

                              3Com Corporation
                   Consolidated Statements of Operations
                   (In thousands, except per share data)
                                 (Unaudited)

                                 Three Months Ended       Six Months Ended
                                    November 30,            November 30,
                                 ------------------      ------------------
                                  1997        1996        1997        1996
                                  ----        ----        ----        ----
Sales                          $1,220,253  $1,421,660  $2,821,115  $2,671,720

Cost of sales                     651,094     738,252   1,483,902   1,395,649
                                ---------   ---------   ---------   ---------

Gross margin                      569,159     683,408   1,337,213   1,276,071
                                ---------   ---------   ---------   ---------

Operating expenses:
  Sales and marketing             337,594     243,893     638,901     449,350
  Research and development        145,491     107,388     287,608     205,504
  General and administrative       70,507      55,256     133,096     102,565
  Purchased research and
    development                        -       54,000          -       54,000
  Merger-related charges and other     -        6,600     426,000       6,600
                                ---------   ---------   ---------   ---------
    Total operating expenses      553,592     467,137   1,485,605     818,019
                                ---------   ---------   ---------   ---------

Operating income (loss)            15,567     216,271    (148,392)    458,052
Interest and other income, net      7,637       4,133      10,598       7,106
                                ---------   ---------   ---------   ---------

Income (loss) before income taxes  23,204     220,404    (137,794)    465,158
Income tax provision (benefit)      8,121     101,363      (6,057)    191,247
                                ---------   ---------   ---------   ---------

Net income (loss)              $   15,083  $  119,041  $ (131,737) $  273,911
                                =========   =========   =========   =========



Net income (loss) per common
  and equivalent share:
    Primary                    $     0.04  $     0.34  $    (0.37) $     0.78
    Fully diluted              $     0.04  $     0.34  $    (0.37) $     0.77
                                =========   =========   =========   =========

Shares used in computing per share
  amounts:
    Primary                       365,085     353,657     353,529     352,814
    Fully diluted                 365,105     355,158     353,539     353,772
                                =========   =========   =========   =========

See notes to consolidated financial statements.






                               3Com Corporation
                          Consolidated Balance Sheets
                       (In thousands, except par values)
                                  (Unaudited)

                                                      November 30,   May 31,
                                                          1997        1997
                                                          ----        ----

Current assets:
  Cash and equivalents                                 $  539,748  $  401,125
  Short-term investments                                  596,062     538,706
  Accounts receivable, net                                927,504   1,234,227
  Inventories, net                                        628,974     402,356
  Deferred income taxes                                   296,337     165,731
  Other                                                   111,289      94,419
                                                        ---------   ---------
    Total current assets                                3,099,914   2,836,564

Property and equipment, net                               743,195     723,962
Deposits and other assets                                  80,093     112,644
                                                        ---------   ---------
  Total assets                                         $3,923,202  $3,673,170
                                                        =========   =========

Current liabilities:
  Short-term debt                                      $  110,000  $   60,700
  Accounts payable                                        327,862     345,304
  Other accrued liabilities                               878,944     477,393
  Income taxes payable                                     22,533     212,416
                                                        ---------   ---------
    Total current liabilities                           1,339,339   1,095,813

Long-term obligations                                      46,717     170,457
Deferred income taxes                                      60,685      25,858

Stockholders' equity:
  Preferred stock, no par value, 10,000 shares
    authorized; none outstanding                               -           -
  Common stock, $.01 par value, 990,000 shares
    authorized; shares outstanding:  November 30, 1997:
    354,562; May 31, 1997:  334,558                     1,564,586   1,178,359
  Retained earnings                                       917,755   1,209,861
  Unrealized gain on investments, net                         536       2,320
  Unamortized restricted stock grants                      (4,912)     (5,165)
  Accumulated translation adjustments                      (1,504)     (4,333)
                                                        ---------   ---------
    Total stockholders' equity                          2,476,461   2,381,042
                                                        ---------   ---------
    Total liabilities and stockholders' equity         $3,923,202  $3,673,170
                                                        =========   =========


See notes to consolidated financial statements.






                              3Com Corporation
                    Consolidated Statements of Cash Flows
                           (Dollars in thousands)
                                 (Unaudited)

                                                           Six Months Ended
                                                             November 30,
                                                           ----------------
                                                           1997       1996
                                                           ----       ----

Cash flows from operating activities:
  Net income (loss)                                    $ (131,737) $  273,911
  Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
    Depreciation and amortization                         107,009      90,266
    Deferred income taxes                                (113,642)     (1,552)
    Pooling of interests:  OnStream                            -        4,850
                           U.S. Robotics                 (139,685)     71,632
    Purchased research and development                         -       54,000
    Changes in assets and liabilities, net of effects of acquisitions:
      Accounts receivable                                 306,723    (325,432)
      Inventories                                        (265,218)     12,682
      Other current assets                                (20,630)    (24,056)
      Accounts payable                                    (17,442)     50,246
      Other accrued liabilities                           142,794      66,294
      Income taxes payable                                (39,524)    133,747
      Merger-related reserves                             426,000          -
                                                        ---------   ---------

Net cash provided by operating activities                 254,648     406,588
                                                        ---------   ---------

Cash flows from investing activities:
  Purchase of short-term investments                     (269,631)   (225,283)
  Proceeds from short-term investments                    209,603     191,458
  Purchase of property and equipment                     (193,041)   (219,389)
  Business acquired in purchase transaction                    -      (66,547)
  Other, net                                              (25,418)    (32,866)
                                                        ---------   ---------

Net cash used for investing activities                   (278,487)   (352,627)
                                                        ---------   ---------

Cash flows from financing activities:
  Issuance of common stock                                234,110      48,237
  Repayments of long-term obligations                     (71,704)     (1,272)
  Proceeds from long-term obligations                          -       32,500
  Other, net                                                   56         (44)
                                                        ---------   ---------

Net cash provided by financing activities                 162,462      79,421
                                                        ---------   ---------

Increase in cash and equivalents                          138,623     133,382
Cash and equivalents, beginning of period                 401,125     233,573
                                                        ---------   ---------

Cash and equivalents, end of period                    $  539,748  $  366,955
                                                        =========   =========

Non-cash financing and investing activities:
  Tax benefit on stock option transactions             $  131,351  $   73,554
                                                        =========   =========
  Unrealized gain (loss) on investments, net           $   (1,784) $    1,923
                                                        =========   =========


See notes to consolidated financial statements.






                              3Com Corporation
                 Notes to Consolidated Financial Statements


1.	Basis of Presentation

	On June 12, 1997, 3Com Corporation (the Company) completed the merger with U.S. Robotics Corporation (U.S.
Robotics), which was accounted for as a pooling-of-interests. All financial data of the Company, including the Company's previously issued financial statements for the periods presented in this Form 10-Q, have been restated to include the historical financial information of U.S. Robotics in accordance with generally accepted accounting principles and pursuant to Regulation S-X.

	The unaudited consolidated financial statements have been prepared by the Company and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the Company's financial position as of November 30, 1997, and the results of operations and cash flows for the three and six months ended November 30, 1997 and 1996.

	On June 1, 1997, the Company adopted a 52-53 week fiscal year ending on the Sunday nearest to May 31, which for fiscal 1998 will be May 31, 1998. The Company does not expect this change to have a material impact on the Company's financial statements. The results of operations for the three and six months ended November
30, 1997 may not necessarily be indicative of the results to be expected for the fiscal year ending May 31, 1998.
These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997.


2.	Inventories, net consisted of (in thousands):

                                                      November 30,   May 31,
                                                          1997        1997
                                                          ----        ----

        Finished goods                                 $  459,692  $  262,023
        Work-in-process                                    53,620      35,462
        Raw materials                                     115,662     104,871
                                                        ---------   ---------

        Total                                          $  628,974  $  402,356
                                                        =========   =========


3.	Net Income (Loss) Per Common and Equivalent Share

	Net income (loss) per common and equivalent share is computed based on the weighted average number of common shares and the dilutive effects of stock options outstanding during the period using the treasury stock method. Common equivalent shares were not included in the calculation of earnings per share as they were antidilutive for the six months ended November 30, 1997.
The effect of the assumed conversion of the 10.25 percent convertible subordinated notes was antidilutive for all periods presented.


4.	Business Combination

On June 12, 1997 the Company merged with U.S. Robotics, a leading supplier of products and systems for accessing information across the wide area network, including modems and remote access products. The Company issued approximately 158 million shares of its common stock in exchange for the outstanding common stock of U.S.
Robotics. The Company also assumed and exchanged all options to purchase U.S. Robotics' stock for options to purchase approximately 31 million shares of the Company's common stock. The transaction was accounted for as a pooling-of-interests. Fiscal 1998 will include the results of the combined operations for the 12 months commencing on June 1, 1997.

All financial data of the Company presented herein have
been restated to include the historical financial
information of U.S. Robotics.  The combined balance sheet
as of May 31, 1997 includes the U.S. Robotics balance
sheet as of March 30, 1997. Results of operations of U.S.
Robotics for the two months ended May 25, 1997,
comprising the first eight weeks of what would otherwise
have been a 13-week quarter, reflected sales of $15.3
million and a net loss of $160.3 million. Sales for this
period principally reflected the following factors:  the
historical non-linear sales pattern of U.S. Robotics, in
which sales were relatively low in the first two months
and significantly higher in the third month of a quarter;
efforts to reduce levels of channel inventory; a
provision for estimated returns, resulting from higher
returns, relative to both historical and anticipated
levels; and, to a lesser extent, a provision for price
protection.   The net loss for the period, primarily
reflecting the factors affecting sales discussed above and the relative linearity of operating expenses, was recorded as a decrease to the Company's retained earnings balance as of June 1, 1997.

The consolidated statements of operations and cash flows for the three and six months ended November 30, 1996 include the U.S. Robotics statements of earnings and cash flows for the three and six months ended September 29, 1996. The following information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had this transaction not been effected on the date indicated above or of results which may occur in the future. Per share data are presented after adjustment for the exchange of
1.75 shares of 3Com Common Stock for each share of U.S.
Robotics common stock.


                                         Three Months Ended  Six Months Ended
                                            November 30,       November 30,
                                                1996               1996
                                         ------------------  ----------------
                          (Unaudited.  In thousands, except per share amounts)

Sales:
3Com                                         $  820,296         $1,530,436
U.S. Robotics                                   611,410          1,158,195
Reclassifications to conform
  financial statement presentation              (10,046)           (16,911)
Combined                                     $1,421,660         $2,671,720

Net income:
3Com                                         $  105,569         $  197,141
U.S. Robotics                                    13,472             76,770
Combined                                     $  119,041         $  273,911

Net income per common and equivalent share
  (on a fully diluted basis):
3Com                                         $     0.56         $     1.06
U.S. Robotics                                      0.08               0.45
Combined                                     $     0.34         $     0.77

The accompanying historical financial information as of May 31, 1997 and for the three and six months ended
November 30, 1996 excludes the effect of conforming the two companies' fixed asset capitalization policies, which had reduced retained earnings by $41.4 million at May 31, 1997, as previously described in the Company's Form 10-Q for the quarter ended August 31, 1997. In preparing the Form 10-Q for the quarter ended November 30, 1997, the Company determined that this change was not appropriate.
Eliminating this change did not have a material impact on the Company's consolidated financial statements.

As a result of the merger, the Company recorded charges of $426 million during the first quarter of fiscal 1998.
These charges include approximately $364 million of integration expenses, $42 million of direct transaction costs (consisting primarily of investment banking and other professional fees) and $20 million of other merger charges. Integration expenses included:

- $105 million primarily associated with the elimination and phase-out of duplicate wide area networking and PC Card products (i.e., 3Com's
AccessBuilder (Registered Trademark) 2000, 4000, 5000 and 8000 products and U.S. Robotics'(Registered Trademark) TOTALswitch, ATM switch, LANLinker switch and related small office home office products,and Combo and LAN PC Cards), and the discontinuance of U.S. Robotics' telephony products. The provision includes an estimate for replacement of installed AccessBuilder 5000 and 8000 products, inventory write-offs associated with the discontinued products listed above, and estimated returns of discontinued products from the distribution channel;
- $92 million associated with certain long-term assets, primarily including duplicate finance, manufacturing, human resource and other management information systems, capitalized purchased research and development costs in connection with a discontinued product, and goodwill related to certain duplicate international distribution operations;
- $81 million related to the closure and elimination of duplicate owned and leased facilities, primarily corporate headquarters and domestic and European sales offices;
- $70 million for severance and outplacement costs related to the merger. Employee groups impacted by the merger include personnel involved in duplicate corporate services, manufacturing and logistics, product organizations and sales; and
- $16 million related to an obligation under a noncancelable research and development funding contract, elimination of certain duplicate Asian distribution operations, and repayment of a government research grant associated with the discontinuance of duplicate products.

	The remaining merger-related accrual at November 30, 1997 was approximately $324 million. Total expected cash expenditures relating to the merger charge are estimated to be approximately $193 million, of which approximately $64 million was disbursed prior to November 30, 1997. Termination benefits paid to 561 employees terminated through November 30, 1997 (approximately 56 percent of the total planned severances) were approximately $29 million. The remaining severance and outplacement amounts are expected to be paid within the next nine months.


5.	Litigation

The Company is a party to lawsuits in the normal course of its business. The Company notes that (i) litigation in general and patent litigation in particular can be expensive and disruptive to normal business operations and (ii) the results of complex legal proceedings can be very difficult to predict with any certainty.

Securities Litigation

In December 1997 and January 1998, several putative shareholder class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the Northern District of
Illinois and in the United States District Court for the Northern District of California. The complaints allege violations of the federal securities laws, specifically
Sections 10(b) and 20(a) of the Securities and Exchange
Act of 1934. The complaints allege class periods between May 19, 1997 and November 14, 1997 and do not specify the damages sought. The Company believes it has meritorious defenses to the claims and intends to contest the lawsuits vigorously. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

U.S. Robotics, certain of its directors, and the Company
were named as defendants in shareholder class actions
relating to the merger between the Company and U.S.
Robotics.  (In re: U.S. Robotics Corporation Shareholders
Litigation, Delaware Chancery Court Consolidated Civil
Action No.   15580). On October 7, 1997, all claims
related to such suits were settled pursuant to a settlement approved by the Delaware Chancery Court.
Results of the settlement did not have a material effect on the Company's results of operations or financial condition.

On March 24, and May 5, 1997, putative shareholder class action lawsuits, entitled Hirsch v. 3Com Corporation, et al., Civil Action No. CV764977, and Kravitz v. 3Com
Corporation, et al., Civil Action No. CV765962, respectively, were filed against the Company and certain of its officers and directors in the California Superior
Court, Santa Clara County (the Superior Court).
Following resolution of a demurrer filed by the Company, the remaining causes of action in the complaints allege violations of the state securities laws, specifically sections 25400 and 25500 of the California Corporations
Code. The complaints, which cover a putative period of September 24, 1996 through February 10, 1997, do not specify the damages sought. The Company believes it has meritorious defenses to the claims and intends to contest the lawsuits vigorously. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

Intellectual Property Litigation

In September 1997, Livingston Enterprises, Inc.
(Livingston) filed suit against U.S. Robotics in the United States District Court for the Northern District of
California (Livingston Enterprises, Inc. v. U.S. Robotics
Access Corporation, Case No. C-97-3551(CRB)), claiming copyright infringement, misappropriation of trade secrets, breach of contract and unfair competition with respect to certain software code previously licensed to U.S. Robotics for incorporation in certain of its remote access server and concentrator products. Livingston seeks injunctive relief and damages that are not specified as to amount. The Company believes it has meritorious defenses to Livingston's claims and intends to contest the lawsuit vigorously. In September 1997, Livingston filed a separate action in the same federal court (Livingston Enterprises, Inc. v. U.S. Robotics
Access Corporation, Case No. C-97-3487 (CRB)) seeking a declaratory judgment to the effect that one of U.S.
Robotics' U.S. patent is invalid and not infringed by Livingston's products, as well as unspecified damages.
U.S. Robotics has answered this complaint and filed counterclaims alleging infringement of such patent by Livingston. An unfavorable resolution of the action could have a material adverse effect on the business, results of operations or financial condition of the Company.

On April 26, 1997, Xerox Corporation filed suit against
U.S. Robotics in the United States District Court for the
Western District of New York (Xerox Corporation v. U.S.
Robotics Corporation and U.S. Robotics Access
Corporation, No. 97-CV-6182T), claiming infringement of one United States Patent related to handwriting recognition. The complaint alleges willful infringement and prays for unspecified damages and injunctive relief.
The Company believes it has meritorious defenses to the claims and intends to contest the lawsuit vigorously. An unfavorable resolution of the action could have a material adverse effect on the business, results of operations or financial condition of the Company.

On February 13, 1997, Motorola, Inc. filed suit against
U.S. Robotics in the United States District Court for the
District of Massachusetts (Motorola, Inc. v. U.S.
Robotics Corporation, et al., Civil Action No. 97-
10339RCL), claiming infringement of eight United States patents. The complaint alleges willful infringement and prays for unspecified damages and injunctive relief.
U.S. Robotics has filed an answer to Motorola's claims setting forth its defenses and asserting counterclaims which allege infringement of a U.S. Robotics patent, violation of antitrust laws, promissory estoppel and unfair competition. The Company believes it has meritorious defenses to the claims and intends to contest the lawsuit vigorously. An unfavorable resolution of the action could have a material adverse effect on the business, results of operations or financial condition of the Company.

Consumer Litigation

During 1997, three putative class action lawsuits were filed against the Company or its subsidiary, U.S.
Robotics in the state courts of California and Illinois.
Each of the actions seeks damages as a result of alleged misrepresentations by the Company or U.S. Robotics in connection with the sale of its new x2TM products and products upgradeable to x2 under various California and Illinois consumer fraud statutes and under common law theories including fraud and negligent misrepresentation.
Plaintiffs in Bendall, et al. v. U.S. Robotics
Corporation, et al., (No. 170441, Superior Court of Marin
County, California), Lippman, et al v. 3Com, (No. 97 CH
09773, Circuit Court of Cook County, Illinois), and
Michaels, et al. v. U.S. Robotics Access Corporation et al., (No. 94 CH 14417, Circuit Court of Cook County,
Illinois) seek certification respectively of nationwide classes of purchasers of x2 technology during the approximate period November 1996 through at least May
1997. U.S. Robotics' motion to dismiss the Bendall action is presently pending; the Lippman action presently is stayed, and a responsive pleading is not yet due in the Michaels action. The complaints seek injunctive relief and an unspecified amount of damages. Two other actions purporting to be brought in the public interest have also been filed against U.S. Robotics in state court in California under California statutes arising out of U.S. Robotics alleged misrepresentation in connection with the sale of the x2 products. Levy v. U.S. Robotics
Corporation, (No. 170968, Superior Court of Marin County,
California) and Intervention Inc. v. U.S. Robotics
Corporation, (No. 984352, Superior Court of San
Francisco, California) seek injunctive and unspecified monetary relief. The Company believes it has meritorious defenses to these lawsuits and intends to contest the lawsuits vigorously. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

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


7.	Subsequent Events

On December 17, 1997, the Company's Board of Directors approved the repricing of certain employee stock options with an exercise price in excess of the fair market value of the Company's common stock on January 12, 1998. The exercise price of such employee stock options was reset to the closing market price on January 12, 1998. All such options retain their original vesting schedules but are subject to a nine-month period in which exercises are prohibited. Stock options held by executive officers and directors were not eligible for such repricing.

On December 23, 1997, the Company redeemed its convertible subordinated notes totaling $110 million.
Under the terms of the note agreement, cash payments related to principal, accrued interest and prepayment penalties totaled approximately $115 million.






                             3Com Corporation

Item 2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in the Company's consolidated statements of operations:


                                     Three months ended      Six months ended
                                        November 30,           November 30,
                                     ------------------      ----------------
                                       1997      1996          1997    1996
                                       ----      ----          ----    ----

Sales                                  100.0%    100.0%        100.0%  100.0%
Cost of sales                           53.4      51.9          52.6    52.2
                                       -----     -----         -----   -----
Gross margin                            46.6      48.1          47.4    47.8
Operating expenses:
  Sales and marketing                   27.7      17.2          22.6    16.8
  Research and development              11.9       7.6          10.2     7.7
  General and administrative             5.8       3.9           4.7     3.8
  Purchased research
    and development                        -       3.8             -     2.0
  Merger-related charges                   -       0.4          15.2     0.3
    and other                          -----     -----         -----   -----
    Total operating expenses            45.4      32.9          52.7    30.6
                                       -----     -----         -----   -----
Operating income (loss)                  1.2      15.2          (5.3)   17.2
Interest and other income, net           0.6       0.3           0.4     0.2
                                       -----     -----         -----   -----
Income (loss) before income taxes        1.8      15.5          (4.9)   17.4
Income tax provision (benefit)           0.6       7.1          (0.2)    7.1
                                       -----     -----         -----   -----
Net income (loss)                        1.2%      8.4%         (4.7)%  10.3%
                                       =====     =====         =====   =====

Excluding merger-related charges:
  Total operating expenses              45.4%     28.6%         37.6%   28.3%
  Operating income                       1.2      19.5           9.8    19.4
  Net income                             1.2      12.6           6.6    12.5

	Sales in the second quarter of fiscal 1998 totaled $1.2 billion, a decrease of $201.4 million or 14 percent from the corresponding quarter a year ago. Sales of network systems products (e.g., switches, routers, hubs, and remote access concentrators) in the second quarter of fiscal 1998 decreased two percent from the same quarter one year ago and decreased
13 percent compared to the first quarter of fiscal 1998.
Sales of network systems products represented 51 percent of total sales in the second quarter of fiscal 1998, compared to 44 percent in the year ago quarter. Sales of client access products (e.g., modems and network interface cards [NICs]) in the second quarter of fiscal 1998 decreased 24 percent from the same quarter one year ago and 32 percent from the first quarter of fiscal 1998. Sales of client access products in the second quarter of fiscal 1998 represented 49 percent of total sales compared to 56 percent in the second quarter of fiscal 1997. Domestic sales represented 58 percent of total sales for the second quarter of fiscal 1998. Domestic and international sales decreased 16 percent and 11 percent, respectively when compared to the second quarter of fiscal 1997. The Company also experienced a sequential decline from the first quarter of fiscal 1998 in domestic and international sales of 21 percent and 28 percent, respectively.

	Sales in the first six months of fiscal 1998 totaled $2.8 billion, an increase of $149.4 million or six percent from the corresponding period a year ago. Sales of network systems products in the first six months of fiscal 1998 increased 15 percent from the same period one year ago, and represented 47 percent of total sales, compared to 44 percent in the year ago period. Sales of client access products in the first six months of fiscal 1998 decreased 2 percent from the same period one year ago, and represented 53 percent of total sales, compared to 56 percent in the first six months of fiscal 1997. Domestic sales for the first six months of fiscal 1998 comprised 56 percent of total sales compared to 60 percent in the same period a year ago. Domestic sales decreased one percent while international sales increased 16 percent when compared to the first six months of fiscal 1997. During the quarter, the Company began transitioning to next generation platforms across several major product categories. For example, the Company introduced and began shipping new CoreBuilderTM High-Function Switches and began shipping the Total ControlTM HiPerTM Access System. In addition, the pricing environment continued to be very competitive, and although the Company experienced significant year-over-year unit growth in key products such as Fast Ethernet NICs and workgroup switches, these gains were partially offset by declines in average selling prices.

	The Company believes that the year-over-year decrease in second quarter sales and the sequential decrease in sales from the first quarter of fiscal 1998 is due to a variety of factors, including those discussed below.

	In light of information received late in the second quarter, the Company adopted a new inventory business model. The new model generally calls for fewer weeks supply of inventory in the channel. In order to begin implementing the new model, the Company constrained sales into its distribution channels. The Company made progress during the second quarter in implementing the new model.

	The Company believes another factor affecting sales, in particular modem and remote access concentrator sales, was the failure of the International Telecommunications Union (ITU) to determine a standard for 56 Kbps technology. The Company believes that the delay in finalizing such standards resulted in customers postponing buying decisions.

	During the second quarter of fiscal 1998, sales in the Asia Pacific region compared to the second quarter of fiscal 1997 and the first quarter of fiscal 1998 decreased five percent and 32 percent, respectively. Historically, the Asia Pacific region had been a high growth region for the networking industry and the Company. During the second quarter of fiscal 1998, however, several Asian countries experienced a weakening of their local currencies and turmoil in their financial markets and institutions, which the Company believes adversely affected financial results for the second quarter of fiscal 1998.

	An additional factor affecting second quarter results was an apparent slowdown in the growth of the networking industry.
Recent reports by industry sources indicated that the networking industry worldwide grew by less than 20 percent during 1997, well below historical growth rates.

	Gross margin as a percentage of sales was 46.6 percent in the second quarter of fiscal 1998, compared to 48.1 percent in the second quarter of fiscal 1997 and 48.0 percent in the first quarter of fiscal 1998. The decline in margins during the second quarter of fiscal 1998 resulted, in part, from period costs being a higher percentage of sales. Margins also reflected a higher mix of certain NICs and workgroup switching products which have lower margins than other NICs and workgroup switching products. These factors were partially offset by an increased mix of higher margin modem products, such as the U.S. Robotics brand 56 Kbps modem with x2 technology. Gross margin as a percentage of sales was 47.4 percent in the first six months of fiscal 1998, compared to
47.8 percent for the first six months of fiscal 1997.

	Operating expenses in the second quarter of fiscal 1998 were $553.6 million or 45.4 percent of sales, compared to $467.1 million or 32.9 percent of sales in second quarter of fiscal 1997 and $932.0 million or 58.2 percent of sales in the first quarter of fiscal 1998. Operating expenses in the first six months of fiscal 1998 were $1,485.6 million or 52.7 percent of sales, compared to $818.0 million or 30.6 percent of sales in first six months of fiscal 1997. Operating expenses as a percentage of sales were higher than historical levels primarily due to the reduced level of sales for the second quarter of fiscal 1998, as discussed above. Excluding charges of $54.0 million for purchased research and development associated with U.S. Robotics' acquisition of Scorpio Communications, Ltd. (Scorpio) and a charge of $6.6 million associated with 3Com's acquisition of OnStream Networks, Inc. (OnStream), operating expenses would have increased 36 percent from $406.5 million or 28.6 percent of sales in the second quarter of fiscal 1997 and would have increased 40 percent from $757.4 million or 28.3 percent of sales in the first six months of fiscal 1997. Excluding the pre-tax merger-related charge of $426.0 million related to the merger with U.S. Robotics, operating expenses for the first quarter of fiscal 1998 were $506.0 million, or 31.6 percent of sales and $1,059.6 million, or 37.6 percent of sales for the first six months of fiscal 1998.

	Sales and marketing expenses in the second quarter of fiscal 1998 increased $93.7 million or 38 percent from the second quarter of fiscal 1997 and $36.3 million or 12 percent from the first quarter of fiscal 1998. Sales and marketing expenses as a percentage of sales increased to 27.7 percent of sales in the second quarter of fiscal 1998, from 17.2 percent in the corresponding fiscal 1997 period and 18.8 percent in the first quarter of fiscal 1998. Sales and marketing expenses in the first six months of fiscal 1998 increased $189.6 million or 42 percent from the first six months of fiscal 1997. The increase in absolute dollars primarily reflected an increase in field sales, marketing and customer support.

	Research and development expenses in the second quarter of fiscal 1998 increased $38.1 million or 35 percent from the year-ago period, and $3.4 million or 2 percent from the first quarter of fiscal 1998. Research and development expenses increased to 11.9 percent of total sales in the second quarter of fiscal 1998, compared to 7.6 percent in second quarter of fiscal 1997 and 8.9 percent in the first quarter of fiscal 1998. Research and development expenses in the first six months of fiscal 1998 increased $82.1 million or 40 percent from the year-ago six-month period. The increase in research and development expenses in absolute dollars was primarily attributable to the cost of developing the Company's new products, primarily client access, switching, and network management, and its expansion into new technologies and markets. The Company believes the timely introduction of new technologies and products is crucial to its success, and plans to continue to make acquisitions or strategic investments to accelerate time to market where appropriate.

	General and administrative expenses in the second quarter of fiscal 1998 increased $15.3 million or 28 percent from the same period a year ago, and $7.9 million or 13 percent from the first quarter of fiscal 1998. General and administrative expenses increased to 5.8 percent of total sales in the second quarter of fiscal 1998, compared to 3.9 percent in the second quarter of fiscal 1997 and the first quarter of fiscal 1998. General and administrative expenses in the first six months of fiscal 1998 increased $30.5 million or 30 percent from the same period a year ago. The increase in general and administrative expenses in absolute dollars primarily reflected an expansion of the Company's infrastructure.

	Interest and other income, net increased $3.5 million or 85 percent compared to the second quarter of fiscal 1997 and $4.7 million compared to the first quarter of fiscal 1998. Interest and other income, net increased approximately $3.5 million in the first six months of fiscal 1998 compared to the first six months of fiscal 1997. Such increases were due to higher interest income in the second quarter of fiscal 1998 and lower foreign currency losses. The majority of the Company's sales are denominated in U.S. Dollars. Where available, the Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates.

	The Company's effective income tax rate was approximately
35.0 percent in the second quarter of fiscal 1998 compared to
46.0 percent in the second quarter of fiscal 1997. Excluding the purchased research and development and merger-related charges associated with Scorpio and OnStream, the pro forma income tax rate was 36.1 percent for the second quarter of fiscal 1997. The Company's effective income tax rate on the pre-tax loss of $137.8 million was a benefit of 4.4 percent in the first six months of fiscal 1998 compared to an effective rate of approximately 41.1 percent in the first six months of fiscal 1997. Excluding the pre-tax merger-related charge associated with U.S. Robotics, which was not fully deductible, the pro forma income tax rate was 35.0 percent for the first six months of fiscal 1998. Excluding the purchased research and development and merger-related charges associated with Scorpio and OnStream, the pro forma income tax rate was 36.4 percent for the first six months of fiscal 1997.

	Net income for the second quarter of fiscal 1998 was $15.1 million, or $0.04 per share, compared to net income of $119.0 million, or $0.34 per share, for the second quarter of fiscal 1997. Excluding the purchased research and development and merger-related charges associated with Scorpio and OnStream, net income was $179.6 million, or $0.51 per share for the second quarter of fiscal 1997. Net loss for the first six months of fiscal 1998 was $131.7 million, or $0.37 per share, compared to net income of $273.9 million, or $0.77 per share, for the first six months of fiscal 1997. Excluding the merger-related charge associated with U.S. Robotics, net income was $187.3 million, or $0.52 per share for the first six months of fiscal 1998. Excluding the purchased research and development and merger-related charges associated with Scorpio and OnStream, net income was $334.5 million, or $0.95 per share for the first six months of fiscal 1997.


Business Environment and Risk Factors

	This report contains certain forward looking statements, including statements regarding future trends in market growth, sales, gross margins, and inventory levels. Actual results could vary materially based on a number of factors, including but not limited to those set forth below.

	The Company participates in a highly volatile industry which is characterized by vigorous competition for market share, rapid technological development, consolidations, and uncertainty over adoption of industry standards. This has in the past resulted and could in the future result in aggressive pricing practices and increased competition, both from start-up companies and from well-capitalized computer systems, communications and other major technology companies. For example, in the third quarter of fiscal 1997, a major competitor reduced its average selling prices on Fast Ethernet NIC products by approximately 40 percent. The Company immediately responded with similar price cuts. As a result, the Company experienced a significant downward pressure on this product's gross margin and an accelerated transition from 10 Mbps Ethernet to Fast Ethernet NICs. In addition, as new competitors enter the market and offer competing products, pricing may be affected. The Company believes there is a risk of downward pricing pressure on the Company's products, including products incorporating 56 Kbps modem technology. Pricing pressure intensified across a variety of the Company's products during the second quarter of fiscal 1998, and may intensify in coming quarters.

	Recently, market researchers have reported slower industry growth worldwide in calendar 1997 than in the past. Although market researchers generally forecast a small increase in networking growth rates in calendar 1998 from 1997 levels, there can be no assurance that this will occur. Similarly, there can be no assurances that the Company's results in any particular quarter will fall within market researchers' forecasted ranges.

	The Company sells a significant portion of its products to distributors and resellers. In turn, such distributors and resellers maintain significant levels of the Company's products in their inventories. The Company attempts to ensure appropriate levels of inventory are available to end users by working closely with these resellers and distributors. In light of information received late in the second quarter, the Company adopted a new inventory business model. The new model generally calls for fewer weeks supply of inventory in the channel. In order to begin implementing the new model, the Company constrained sales into its distribution channels. The Company made progress during the second quarter in implementing the new model. However, the Company anticipates that the full implementation of the new inventory business model will require additional reductions in channel inventory during the third quarter and possibly beyond. Such reductions could adversely affect the Company's sales and results of operations.

	The Company distributes a significant portion of its products through third party distributors and resellers. Due to consolidation in the distribution and reseller channels and the Company's increased volume of sales into these channels, the Company has experienced an increased concentration of credit risk. While the Company continually monitors and manages this risk, financial difficulties on the part of one or more of the Company's resellers may have a material adverse effect on the Company's results of operations.

	The Company's operations in certain markets, which are characterized by economic and political instability and currency fluctuations, may subject the Company's resellers to financial difficulties which may have an adverse impact on the Company. For example, the recent instability in the Asian financial markets appears to have negatively impacted sales, and may continue to negatively impact sales in those markets in a number of ways, including: increasing competition from local competitors that offer sales terms in local currencies, reducing access to sources of capital needed by customers to make purchases, and slowing end user purchases. Should the Asian economic environment fail to improve, the Company would consider continuing to expand its exposure to foreign currencies to preserve long-term customer relationships. A significant fluctuation in foreign currency could have an adverse impact on the Company. Finally, the aforementioned instability may increase credit risks as the recent weakening of certain Asian currencies may result in insolvencies or otherwise impair customers' ability to repay existing obligations. Depending on the situation in Asia in coming quarters, any or all of these factors could adversely impact the Company's financial results in future quarters.

	Typically, quarterly sales and results of operations depend on the volume and timing of orders, and the ability to fulfill them within the quarter. The Company's customers historically request fulfillment of orders in a short period of time, resulting in a minimal backlog and limited visibility to future sales trends. Should incoming order rates decline, if ordered products are not readily available, or if the Company does not immediately fill orders in an attempt to further reduce channel inventory levels, the Company's results of operations could be adversely affected.

	The Company historically has sold a large percentage of its products in the third month of each quarter. This subjects the Company to additional business risks due to unexpected disruptions in functions, including but not limited to manufacturing, order management, information systems and shipping, which could have an adverse affect on the Company's results of operations.

	The Company's success depends, in substantial part, on the timely and successful introduction of new products. An unexpected change in one or more of the technologies affecting network communications, or in market demand for products based on a particular technology, or entry by new competitors, could lead to a slowdown in sales of certain products, and could have a material adverse effect on the Company's operating results if the Company does not respond timely and effectively to such changes. The Company is engaged in research and development activities in certain emerging LAN and WAN high-speed standards and high-speed technologies, such as: Fast Ethernet, Gigabit Ethernet, ATM, 56 Kbps, ISDN, xDSL and data-over-cable. As the industry standardizes on high-speed technologies, there can be no assurance that the Company will be able to respond promptly and cost-effectively to compete in the marketplace.

	The Company's success depends, in substantial part, on the adoption of industry standards, the timely and successful introduction of products that are compliant with new industry standards, and the Company's ability to address competing technological and product developments. Delays in adoption of industry standards or adoption of standards incorporating competing technologies or competitors' intellectual property could adversely affect the Company's sales or operating margins. In December, a technical compromise was reached among ITU members that may result in the determination of a standard for 56 Kbps technology in January 1998 with official adoption in September. While the Company believes that it will be able to comply quickly with this proposed standard and offer its customers software upgrades to the new standard, there can be no assurances that the development of this standard and the Company's compliance with it will proceed as rapidly or smoothly as expected or that these events will result in increased demand for the Company's 56 Kbps products. Any benefits which the Company may derive from the expected adoption of this proposed standard will continue to be dependent upon the timing and extent to which the standard 56 Kbps technology is deployed by Internet Service Providers and accepted by Internet users. Moreover, consumer confusion regarding 56 Kbps technology, which has negatively impacted sales to date, may persist notwithstanding final determination of the ITU standard.

	The Company operates in an industry in which the ability to compete is dependent on the development or acquisition and protection of proprietary technology, which must be protected both to secure the benefits of the Company's innovations in its own products and to better enable the Company to license proprietary technology from others on acceptable terms. The Company attempts to perfect and preserve intellectual property rights in the technologies it develops through a combination of trade secrets, patents, copyrights and trademarks. There can be no assurance that the steps taken by the Company will be sufficient to prevent misappropriation or infringement of its intellectual property or that competitors will not independently develop technologies or procure intellectual property rights that are equivalent or superior to those of the Company.

	The Company, from time to time, must negotiate licenses with third parties in order to obtain rights to incorporate proprietary technologies, including de facto and official standard networking and communications protocols and specifications, into its products. In most instances, the owners of intellectual property rights covering technologies required to implement official standards have undertaken to license such rights on reasonable and non-discriminatory terms, and as a general rule the Company has no reason to believe that these parties will fail to honor their undertakings and the Company anticipates that it will be able to enter into licenses with such parties on reasonable terms that will be comparable to those available to its competitors. There can be no assurances in this regard, however, and there is always the potential for disputes and litigation, even where a third party owner of intellectual property rights has undertaken to make licenses generally available or has actually entered into licenses upon which the Company has relied in designing and making its products. By way of example, the Company is currently involved in disputes with Motorola, Inc. over patents related to certain modem standards and with Livingston Enterprises, Inc. over certain software previously licensed by U.S. Robotics. See Part II. Item 1.
Legal Proceedings. The Company's failure to obtain and maintain licenses for all of the third party intellectual property rights required for the manufacture, sale and use of its products, particularly those which must comply with industry standard protocols and specifications in order to be commercially viabe, could have a material adverse effect on the Company's business, results of operation, and financial condition.

	The Company derives a portion of its sales from original equipment manufacture (OEM) partners including PC companies who bundle 3Com network interface cards and modems, and incorporate chip-sets into their products. The Company believes that future sales growth of these products is dependent, in part, on the Company's ability to strengthen relationships and increase business with OEM partners. OEM sales are characterized as having lower average selling prices and gross margins. Consequently, the Company's overall gross margin percentage may be adversely impacted if OEM sales become a larger percentage of the Company's business. Certain
OEMs in the PC industry are integrating communication subsystems on the PC motherboard. If such integration becomes a trend, the Company's future sales growth may be adversely impacted.

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

	In June 1997, the Company merged with U.S. Robotics, the largest acquisition in the history of the networking industry. Large acquisitions are challenging, in general, and there can be no assurance that products, technologies, distribution channels, customer support operations, management information systems, key personnel and businesses of U.S. Robotics or other acquired companies will be effectively assimilated into the Company's business or product offerings, or that such integration will not adversely affect the Company's business, financial condition or results of operations. The inability of management to successfully integrate the operations of the two companies in a timely manner could have a material adverse effect on the business, results of operations, and financial condition of the Company.

	The high-growth nature of the computer networking industry, coupled with critical time-to-market factors, has caused increased competition and consolidation. As a result, there has been a significant increase in the cost of acquiring computer networking companies. There can be no assurance that the Company will continue to be able to identify and consummate suitable acquisition transactions in the future. However, should the Company consummate acquisitions in the future, the impact may result in increased dilution of the Company's future earnings.

	The Company's products are covered by warranties and the Company is subject to contractual commitments. If unexpected circumstances arise such that the product does not perform as intended and the Company is not successful in resolving product quality or performance issues, there could be an adverse impact on the financial results of the Company.

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

	Recruiting and retaining skilled personnel, especially in certain locations in which the Company operates, is highly competitive. Recently, for example, recruiting of qualified engineers has been extremely competitive. If the Company cannot successfully recruit and retain such skilled personnel, the Company's financial results may be adversely affected.

	The Company is in the process of transitioning its manufacturing requirements planning, accounts payable, purchasing and intercompany accounting systems to a new set of applications which operate on a client server based platform. The third quarter of fiscal 1998 will be the first quarter in which some of the Company's major manufacturing sites utilize the new system. As a result of the planned transition to the new client server platform, the Company may experience production, development, sales processing, financial system, or other disruptions, which may have an adverse financial effect on the Company.

	Many computer systems were not designed with the year 2000 issues in mind, and may require significant hardware and software modifications. During the next few years, companies owning and operating such systems may plan to devote a substantial portion of their information spending to make such modifications and divert spending away from networking solutions. This could have an adverse impact on the Company's sales and results of operations. The Company believes the majority of its major systems are currently Year 2000 compliant, and costs to transition the Company's remaining systems to Year 2000 compliance are not anticipated to be material.

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


Liquidity and Capital Resources

	Cash, equivalents and short-term investments at November
30, 1997 were $1.1 billion, increasing $196.0 million from May
31, 1997.

	For the six months ended November 30, 1997, net cash generated from operating activities was $254.6 million. Accounts receivable at November 30, 1997 decreased $306.7 million from May 31, 1997 to $927.5 million. Days sales outstanding in receivables decreased to 68 days at November 30, 1997, compared to 74 days at May 31, 1997 due to a lower concentration of sales in the third month of the quarter. Inventory levels at November 30, 1997 increased $226.6 million, of which $197.7 million was finished goods, from the prior fiscal year-end to $628.9 million. Inventory turnover was 5.0 turns at November 30, 1997, compared to 7.5 turns at May 31, 1997 primarily as a result of the increase in the Company's inventory due to reduced sales levels, as previously discussed.

	During the six months ended November 30, 1997, the Company made $193.0 million in capital expenditures. Major capital expenditures included upgrades and expansion of the Company's facilities in the U.K., Santa Clara, California and Illinois and the continuing development of the Company's worldwide information systems. As of November 30, 1997, the Company had approximately $170 million in capital expenditure commitments outstanding primarily associated with the construction and expansion of office and manufacturing space in Santa Clara, Illinois, the U.K., and Singapore.

	During the first six months of fiscal 1998, the Company received cash of $234.1 million from the sale of its common stock to employees through its employee stock purchase and option plans.

	During the first quarter of fiscal 1998, the Company signed a lease, which replaces a previous land lease, for 300,000 square feet of office and research and development space and a data center to be built on land adjacent to the Company's headquarters site. The lease expires in August 2002, with an option to extend the lease term for two successive periods of five years each. The Company has an option to purchase the property for $83.6 million, or at the end of the lease arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sale price and $83.6 million, subject to certain provisions of the lease. Construction of the buildings began in July 1997, and the Company anticipates that it will occupy and begin lease payments in the second quarter of fiscal 1999.

	During the first quarter of fiscal 1998, the Company signed a lease, which replaces a previous land lease, for 525,000 square feet of office, research and development and manufacturing space to be built on land in Marlborough, Massachusetts. The lease expires in August 2002, with an option to extend the lease term for two successive periods of five years each. The Company has an option to purchase the property for $86.0 million, or at the end of the lease arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sale price and $86.0 million, subject to certain provisions of the lease. Construction of the buildings began in the first quarter of fiscal 1998, and the Company anticipates that it will occupy and begin lease payments in the third quarter of fiscal 1999.

	During the first quarter of fiscal 1998, the Company signed a lease for an existing 400,000 square foot building and for 100,000 square feet to be built on adjacent land in Rolling Meadows, Illinois. The new and renovated facility will be used for research and development and office space. The lease expires in September 2002, with an option to extend the lease term for two successive periods of five years each. The Company has an option to purchase the property for $95.0 million, or at the end of the lease arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sale price and $95.0 million, subject to certain provisions of the lease. The lessor began construction of the buildings in the second quarter of fiscal 1998, and the Company anticipates it will occupy and begin lease payments in the first quarter of fiscal 1999.

	The three aforementioned leases require the Company to maintain specified financial covenants, all of which the Company was in compliance with as of November 30, 1997.

	The Company has a $100 million revolving bank credit agreement which expires December 20, 1999. Payment of cash dividends are permitted under the credit agreement, subject to certain limitations based on net income levels of the Company. The Company has not paid and does not anticipate it will pay cash dividends on its common stock. The credit agreement requires the Company to maintain specified financial covenants. As of November 30, 1997, there were no outstanding borrowings under the credit agreement and the Company was in compliance with all required covenants. During the quarter ended August 31, 1997, the Company retired certain debt owed by the heritage U.S. Robotics organization, which included approximately $170 million of borrowings that occurred during the April and May time period, which was not reflected in the restated May 31, 1997 balance sheet.

	On December 23, 1997, the Company redeemed convertible subordinated notes totaling $110 million. Under the terms of the agreement, the Company paid cash of approximately $115 million for principal, accrued interest and early payment penalties.

	During the quarter ended August 31, 1997, the Company completed the merger transaction with U.S. Robotics. As a result, the Company recorded merger-related charges of $426 million. Total expected cash expenditures relating to the merger-related charges are approximately $193 million, of which approximately $64 million was disbursed prior to November 30, 1997.

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

Securities Litigation

	In December 1997 and January 1998, several putative shareholder class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the Northern District of Illinois and in the United States District Court for the Northern District of California. The complaints allege violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934. The complaints allege class periods between May 19, 1997 and November 14, 1997 and do not specify the damages sought. The Company believes it has meritorious defenses to the claims and intends to contest the lawsuits vigorously. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

	U.S. Robotics, certain of its directors, and the Company were named as defendants in shareholder class actions relating to the merger between the Company and U.S. Robotics. (In re:
U.S. Robotics Corporation Shareholders Litigation, Delaware
Chancery Court Consolidated Civil Action No.   15580). On
October 7, 1997, all claims related to such suits were settled pursuant to a settlement approved by the Delaware Chancery Court. Results of the settlement did not have a material effect on the Company's results of operations or financial condition.

	On March 24, and May 5, 1997, putative shareholder class action lawsuits, entitled Hirsch v. 3Com Corporation, et al., Civil Action No. CV764977, and Kravitz v. 3Com Corporation, et al., Civil Action No. CV765962, respectively, were filed against the Company and certain of its officers and directors in the California Superior Court, Santa Clara County (the
Superior Court).   Following resolution of a demurrer filed by
the Company, the remaining causes of action in the complaints allege violations of the state securities laws, specifically sections 25400 and 25500 of the California Corporations Code. The complaints, which cover a putative period of September 24, 1996 through February 10, 1997, do not specify the damages sought. The Company believes it has meritorious defenses to the claims and intends to contest the lawsuits vigorously. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

Intellectual Property Litigation

	In September 1997, Livingston Enterprises, Inc. (Livingston) filed suit against U.S. Robotics in the United States District Court for the Northern District of California (Livingston Enterprises, Inc. v. U.S. Robotics Access Corporation, Case No. C-97-3551(CRB)), claiming copyright infringement, misappropriation of trade secrets, breach of contract and unfair competition with respect to certain software code previously licensed to U.S. Robotics for incorporation in certain of its remote access server and concentrator products. Livingston seeks injunctive relief and damages that are not specified as to amount. The Company believes it has meritorious defenses to Livingston's claims and intends to contest the lawsuit vigorously. In September 1997, Livingston filed a separate action in the same federal court (Livingston Enterprises, Inc. v. U.S. Robotics Access Corporation, Case No. C-97-3487 (CRB)) seeking a declaratory judgment to the effect that one of U.S. Robotics' U.S. patent is invalid and not infringed by Livingston's products, as well as unspecified damages. U.S. Robotics has answered this complaint and filed counterclaims alleging infringement of such patent by Livingston. An unfavorable resolution of the action could have a material adverse effect on the business, results of operations or financial condition of the Company.

	On April 26, 1997, Xerox Corporation filed suit against U.S. Robotics in the United States District Court for the Western District of New York (Xerox Corporation v. U.S. Robotics Corporation and U.S. Robotics Access Corporation, No. 97-CV-6182T), claiming infringement of one United States
Patent related to handwriting recognition. The complaint alleges willful infringement and prays for unspecified damages and injunctive relief. The Company believes it has meritorious defenses to the claims and intends to contest the lawsuit vigorously. An unfavorable resolution of the action could have a material adverse effect on the business, results of operations or financial condition of the Company.

	On February 13, 1997, Motorola, Inc. filed suit against U.S. Robotics in the United States District Court for the District of Massachusetts (Motorola, Inc. v. U.S. Robotics Corporation, et al., Civil Action No. 97-10339RCL), claiming infringement of eight United States patents. The complaint alleges willful infringement and prays for unspecified damages and injunctive relief. U.S. Robotics has filed an answer to Motorola's claims setting forth its defenses and asserting counterclaims which allege infringement of a U.S. Robotics patent, violation of antitrust laws, promissory estoppel and unfair competition. The Company believes it has meritorious defenses to the claims and intends to contest the lawsuit vigorously. An unfavorable resolution of the action could have a material adverse effect on the business, results of operations or financial condition of the Company.

Consumer Litigation

        During 1997, three putative class action lawsuits were filed against the Company or its subsidiary, U.S. Robotics in the state courts of California and Illinois. Each of the actions seeks damages as a result of alleged misrepresentations by the Company or U.S. Robotics in connection with the sale of its new x2TM products and products upgradeable to x2 under various California and Illinois consumer fraud statutes and under common law theories including fraud and negligent misrepresentation. Plaintiffs in Bendall, et al. v. U.S. Robotics Corporation, et al., (No. 170441, Superior Court of Marin County, California), Lippman, et al v. 3Com, (No. 97 CH 09773, Circuit Court of Cook County, Illinois), and Michaels, et al. v. U.S. Robotics Access Corporation et al., (No. 94 CH 14417, Circuit Court of Cook County, Illinois) seek certification respectively of nationwide classes of purchasers of x2 technology during the approximate period November 1996 through at least May 1997. U.S. Robotics' motion to dismiss the Bendall action is presently pending; the Lippman action presently is stayed, and a responsive pleading is not yet due in the Michaels action. The complaints seek injunctive relief and an unspecified amount of damages. Two other actions purporting to be brought in the public interest have also been filed against U.S. Robotics in state court in California under California statutes arising out of U.S. Robotics alleged misrepresentation in connection with the sale of the x2 products. Levy v. U.S. Robotics Corporation, (No. 170968, Superior Court of Marin County, California) and Intervention Inc. v. U.S. Robotics Corporation, (No. 984352, Superior Court of San Francisco, California) seek injunctive and unspecified monetary relief. The Company believes it has meritorious defenses to these lawsuits and intends to contest the lawsuits vigorously. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

Item 2.	Changes in Securities

	None.

Item 3.	Defaults Upon Senior Securities

	None.

Item 4.	Submission of Matters to a Vote of Security Holders

        (a)     The Annual Meeting of Shareholders was held on
October 7, 1997.

(b)	Each of the persons named in the Proxy Statement as
a nominee for director was elected and the proposals listed below were approved. The following are the voting results of the proposals:

Proposal I                        In Favor     Instructed      Withheld
Election of Directors            294,476,345       57,881      1,516,491

Proposal II                       In Favor     Opposed         Abstain
To approve an increase in the    255,933,552   38,672,866      1,444,299
share reserve under the Company's
1983 Stock Option Plan by
7,000,000 shares.

Proposal III                      In Favor     Opposed         Abstain
To ratify the appointment of     294,752,931      510,203        787,583
Deloitte & Touche LLP as the
Company's independent public
accountants for the fiscal year
ending May 31, 1998.


Item 5.	Other Information

        None.

Item 6.	Exhibits and Reports on Form 8-K

        (a)     Exhibits

        Exhibit
        Number       Description
        ------       -----------

	3.1	Certificate of Incorporation (13)
	3.2	Certificate of Correction Filed
to Correct a Certain Error in the Certificate of Incorporation (13)
	3.3	Certificate of Merger (13)
	3.4	Bylaws of 3Com Corporation, As Amended (13)
        4.1 Indenture Agreement between 3Com Corporation and The First National Bank of Boston for the private placement of convertible subordinated notes dated as of November 1, 1994 (Exhibit 5.2 to Form 8-K) (6)
	4.2	Placement Agreement for the private placement of convertible subordinated notes dated November 8, 1994 (Exhibit 5.1 to Form 8-K) (6)
        4.3 Amended and Restated Rights Agreement dated December 31, 1994 (Exhibit 10.27 to Form 10-Q) (7)
        10.1    1983 Stock Option Plan, as amended (Exhibit 10.1 to Form 10-K)
(3)*
        10.2    Amended and Restated Incentive Stock Option Plan (2)*
	10.3	License Agreement dated March 19, 1981 (1)
        10.4 First Amended and Restated 1984 Employee Stock Purchase Plan, as amended (Exhibit 19.1 to Form 10-Q) (4)*
        10.5 Second Amended and Restated 1984 Employee Stock Purchase Plan (Exhibit 10.5 to Form 10-Q)(8)*
        10.6 3Com Corporation Director Stock Option Plan, as amended (Exhibit 19.3 to Form 10-Q) (4)*
        10.7    Amended 3Com Corporation Director Stock Option Plan
(Exhibit 10.8 to Form 10-Q)(8)*


Item 6.	Exhibits and Reports on Form 8-K (Continued)

	10.8	3Com Corporation Restricted
Stock Plan, as Amended (Exhibit 10.17 to
Form 10-Q)(8)*
	10.9	1994 Stock Option Plan (Exhibit
10.22 to Form 10-K) (5)*
	10.10	Lease Agreement between BNP
Leasing Corporation, as Landlord, and 3Com
Corporation, as Tenant, effective as of
November 20, 1996 (Exhibit 10.37 to Form
10-Q) (10)
	10.11	Purchase Agreement between
BNP Leasing Corporation and 3Com
Corporation, effective as of November 20,
1996 (Exhibit 10.38 to Form 10-Q) (10)
	10.12	Agreement and Plan of
Reorganization among 3Com Corporation,
OnStream Acquisition Corporation and
OnStream Networks, Inc. dated as of
October 5, 1996 (Exhibit 2.1 to Form S-4)
(9)
	10.13	Lease Agreement between BNP
Leasing Corporation, as Landlord, and 3Com
Corporation, as Tenant, effective as of
February 3, 1997 for the Combined Great
America Headquarters site (Exhibit 10.19
to Form 10-Q) (12)
	10.14	Purchase Agreement between
BNP Leasing Corporation and 3Com
Corporation, effective as of February 3,
1997 for the Combined Great America
Headquarters site (Exhibit 10.20 to Form
10-Q) (12)
	10.15	Credit Agreement dated as
of December 20, 1996 among 3Com
Corporation, Bank of America National
Trust and Savings Association, as Agent,
and the Other Financial Institutions Party
Hereto Arranged by BA Securities, Inc.
(Exhibit 10.21 to Form 10-Q) (12)
	10.16	Amended and Restated
Agreement and Plan of Merger by and among
3Com Corporation, TR Acquisitions
Corporation, 3Com (Delaware) Corporation,
and U.S. Robotics Corporation, dated as of
February 26, 1997 and amended as of March
14, 1997(11)
	10.17	Lease Agreement between BNP
Leasing Corporation, as Landlord, and 3Com
Corporation, as Tenant, effective as of
July 25, 1997 for the Great America Phase
III (PAL) site (13)
	10.18	Purchase Agreement between
BNP Leasing Corporation and 3Com
Corporation, effective as of July 25, 1997
for the Great America Phase III (PAL) site
(13)
	10.19	Lease Agreement between BNP
Leasing Corporation, as Landlord, and 3Com
Corporation, as Tenant, effective as of
July 29, 1997 for the Marlborough site
(13)
	10.20	Purchase Agreement between
BNP Leasing Corporation and 3Com
Corporation, effective as of July 29, 1997
for the Marlborough site (13)
	10.21	Lease Agreement between BNP
Leasing Corporation, as Landlord, and 3Com
Corporation, as Tenant, effective as of
August 11, 1997 for the Rolling Meadows
site (13)
	10.22	Purchase Agreement between
BNP Leasing Corporation and 3Com
Corporation, effective as of August 11,
1997 for the Rolling Meadows site
	10.23	First Amendment to Credit
Agreement (13)

	*	Indicates a management contract
or compensatory plan.

	(1)	Incorporated by reference to the
corresponding Exhibit previously filed as
an Exhibit to Registrant's Registration
Statement on Form S-1 filed January 25,
1984 (File No. 2-89045)
	(2)	Incorporated by reference to
Exhibit 10.2 to Registrant's Registration
Statement on Form S-4 filed on August 31,
1987 (File No. 33-16850)
	(3)	Incorporated by reference to the
Exhibit identified in parentheses
previously filed as an Exhibit to
Registrant's Form 10-K filed on August 27,
1991 (File No. 0-12867)
	(4)	Incorporated by reference to the
Exhibit identified in parentheses
previously filed as an Exhibit to
Registrant's Form 10-Q filed January 10,
1992 (File No. 0-12867)
	(5)	Incorporated by reference to the
Exhibit identified in parentheses
previously filed as an Exhibit to
Registrant's Form 10-K filed on August 31,
1994 (File No. 0-12867)
	(6)	Incorporated by reference to the
Exhibit identified in parentheses
previously filed as an Exhibit to
Registrant's Form 8-K filed on November
16, 1994 (File No. 0-12867)
	(7)	Incorporated by reference to the
Exhibit identified in parentheses
previously filed as an Exhibit to
Registrant's Form 10-Q filed on January
13, 1995 (File No. 0-12867)
	(8)	Incorporated by reference to the
Exhibit identified in parentheses
previously filed as an Exhibit to
Registrant's Form 10-Q, filed on January
15, 1996 (File No. 0-12867)
	(9)	Incorporated by reference to the
Exhibit identified in parentheses
previously filed as an Exhibit to
Registrant's Registration Statement on
Form S-4, originally filed on October 11,
1996 (File No. 333-13993)
	(10)	Incorporated by reference to the
Exhibit identified in parentheses
previously filed as an Exhibit to
Registrant's Form 10-Q filed on January
13, 1997 (File No. 0-12867)
	(11)	Incorporated by reference to the
Exhibit identified in parentheses
previously filed as an Exhibit to
Registrant's Registration Statement on
Form S-4, filed on March 17, 1997 (File
No. 333-23465)
	(12)	Incorporated by reference to the
Exhibit identified in parentheses
previously filed as an Exhibit to
Registrant's Form 10-Q, filed on April 11,
1997 (File No. 0-12867)
	(13)	Incorporated by reference to the
Exhibit identified in parentheses
previously filed as an Exhibit to
Registrant's Form 10-Q, filed on October
14, 1997 (File No. 0-12867)


        (b)     Reports on Form 8-K

                None.






                                 Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       3Com Corporation
                                       (Registrant)



Dated: January 12, 1998                By: /s/ Christopher B. Paisley
      --------------------                ---------------------------
                                            Christopher B. Paisley
                                            Senior Vice President, Finance
                                            and Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)