Form 10-Q/A
period 1997-08-31
3COM CORP
filed 1998-03-19
CIK 738076

______________________________________________________________


                             United States
                   Securities and Exchange Commission
                       Washington,  D. C.  20549



                              FORM 10-Q/A



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


Registrant's telephone number, including area code (408)764-5000

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

		Consolidated Statements of Operations
                Three Months Ended August 31, 1997 and 1996

		Consolidated Statements of Cash Flows
                Three Months Ended August 31, 1997 and 1996

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

Item 3.         Defaults Upon Senior Securities

Item 4.         Submission of Matters to a Vote of Security
                Holders

Item 5.         Other Information

Item 6.         Exhibits and Reports on Form 8-K


Signatures




3Com, AccessBuilder, CoreBuilder, EtherLink, SuperStack and
U.S. Robotics are registered trademarks of 3Com Corporation or its subsidiaries. Palm, PalmPilot, and x2 are trademarks of 3Com
Corporation or its subsidiaries.




                       PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements

                              3Com Corporation
                         Consolidated Balance Sheets
                          (As restated, see Note 2)
                  (Dollars in thousands, except par value)
                                (Unaudited)

                                              August 31,          May 31,
                                                1997               1997
                                              ----------          -------

ASSETS
Current Assets:
   Cash and cash equivalents                  $  517,657        $  351,237
   Temporary cash investments                    490,830           538,706
   Trade receivables                           1,137,609           996,080
   Inventories                                   417,013           513,740
   Deferred income taxes                         307,233           196,875
   Other                                         160,709            93,040
                                               ---------         ---------
     Total current assets                      3,031,051         2,689,678

Property and equipment-net                       712,573           731,301
Deposits and other assets                         81,139           118,804
                                               ---------         ---------

  Total                                       $3,824,763        $3,539,783
                                               =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Short-term debt                            $       -         $  134,700
   Accounts payable                              295,407           308,581
   Other accrued liabilities                     750,858           503,232
   Income taxes payable                          108,725           168,942
                                               ---------         ---------
     Total current liabilities                 1,154,990         1,115,455

Long-term debt                                   151,795           163,945
Other long-term obligations                        6,573             6,707
Deferred income taxes                             66,659            25,332

Stockholders' Equity:
Preferred stock, no par value,
  10,000,000 shares
  authorized; none outstanding                        -                 -
Common stock, $.01 par value,
  990,000,000 shares authorized;
  shares outstanding:  August 31, 1997:
  345,948,876; May 31, 1997:  334,943,663      1,447,639         1,183,926
Unamortized restricted stock grants               (4,793)           (5,165)
Retained earnings                                998,325         1,049,561
Unrealized net gain on available-for-
  sale securities                                  2,404             2,320
Accumulated translation adjustments                1,171            (2,298)
                                               ---------         ---------

  Total stockholders' equity                   2,444,746         2,228,344
                                               ---------         ---------

  Total                                       $3,824,763        $3,539,783
                                               =========         =========


See notes to consolidated financial statements.




                               3Com Corporation
                    Consolidated Statements of Operations
                          (As restated, see Note 2)
                    (In thousands, except per share data)
                                  (Unaudited)

                                                 Three Months Ended
                                                     August 31,
                                                 ------------------
                                                 1997          1996
                                                 ----          ----

Sales                                        $1,597,516     $1,311,504

Cost of sales                                   831,429        693,593
                                              ---------      ---------

Gross margin                                    766,087        617,911
                                              ---------      ---------

Operating expenses:
  Sales and marketing                           302,378        222,477
  Research and development                      142,798         98,053
  General and administrative                     62,865         49,736
  Purchased in-process technology                    -          54,000
  Merger-related charges                        269,787             -
                                              ---------      ---------
    Total operating expenses                    777,828        424,266
                                              ---------      ---------

Operating income (loss)                         (11,741)       193,645
Other income, net                                 2,961          2,278
                                              ---------      ---------

Income (loss) before income taxes                (8,780)       195,923
Income tax provision                             42,453         90,879
                                              ---------      ---------

Net income (loss)                            $  (51,233)    $  105,044
                                              =========      =========

 Net income (loss) per common
  and equivalent share:
    Primary                                  $    (0.15)    $     0.30
    Fully diluted                            $    (0.15)    $     0.30

Common and equivalent shares use
  in computing per share amounts:
    Primary                                     341,973        350,339
    Fully diluted                               341,973        351,192

See notes to consolidated financial statements.




                              3Com Corporation
                   Consolidated Statements of Cash Flows
                         (As restated, see Note 2)
                          (Dollars in thousands)
                                (Unaudited)

                                                 Three Months Ended
                                                     August 31,
                                                 ------------------
                                                 1997          1996
                                                 ----          ----

Cash flows from operating activities:
  Net income (loss)                          $  (51,233)    $  105,044
  Adjustments to reconcile net income
    (loss) to cash provided by operating
    activities:
  Depreciation and amortization                  57,671         43,688
  Deferred income taxes                         (68,955)         7,733
  Purchased in-process technology                    -          54,000
  Merger-related charges                        269,787             -
  Adjustments to conform fiscal year
    of pooled entities: OnStream                     -           4,850
                        U.S. Robotics            15,052         29,195
  Changes in assets and liabilities,
    net of effects of acquisitions:
      Trade receivables                        (141,529)      (224,645)
      Inventories                                58,289         56,810
      Other current assets                      (68,372)       (13,145)
      Accounts payable                          (13,174)        13,204
      Accrued and other liabilities              99,651         25,805
      Income taxes payable                       60,881         39,327
                                              ---------      ---------

Net cash provided by operating activities       218,068        141,866
                                              ---------      ---------

Cash flows from investing activities:
  Purchase of property and equipment            (88,594)       (96,611)
  Purchase of temporary cash investments       (102,973)      (152,770)
  Proceeds from temporary cash investments      149,825        144,595
  Business acquired in purchase transaction          -         (66,547)
  Other, net                                      5,998        (12,439)
                                              ---------      ---------

Net cash used for investing activities          (35,744)      (183,772)
                                              ---------      ---------

Cash flows from financing activities:
  Common stock issued under stock plans         127,482         13,910
  Repayments of short-term debt, notes payable
    and capital lease obligations              (168,066)          (380)
  Repayments of long-term debt                  (12,150)            -
  Net proceeds from issuance of debt             33,300         32,836
  Other, net                                      3,530            881
                                              ---------      ---------

Net cash provided by (used for) financing
  activities                                    (15,904)        47,247
                                              ---------      ---------

Increase in cash and cash equivalents           166,420          5,341
Cash and cash equivalents at beginning
 of period                                      351,237        233,573
                                              ---------      ---------

Cash and cash equivalents at end of period   $  517,657     $  238,914
                                              =========      =========

Non-cash financing and investing activities:
  Tax benefit on stock option transactions   $  121,098     $   19,025
  Unrealized net gain (loss) on available
    for-sale securities                      $       84     $   (1,902)

See notes to consolidated financial statements.




                              3Com Corporation
                Notes to Consolidated Financial Statements
                                (Unaudited)


1.	Basis of Presentation

On June 12, 1997, 3Com Corporation (the Company) completed the merger with U.S. Robotics Corporation (U.S.
Robotics), the leading supplier of products and systems for accessing information across the wide area network, including modems and remote access products. This merger was accounted for as a pooling-of-interests. The Company issued approximately 158 million shares of its common stock in exchange for all outstanding common stock of U.S. Robotics. The Company also assumed and exchanged all options to purchase U.S. Robotics' stock for options to purchase approximately 31 million shares of the Company's common stock. All financial data of the Company presented in this Form 10-Q/A have been restated to include the historical financial information of U.S.
Robotics in accordance with generally accepted accounting principles and pursuant to Regulation S-X.

The unaudited consolidated financial statements have been prepared by the Company and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the Company's financial position as of August 31, 1997, and the results of operations and cash flows for the three months ended August 31, 1997 and 1996.

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


2.      Restatements

In response to a review by the staff of the Securities and Exchange Commission of the Company's Form 10-Q filings for the quarterly periods ended August 31, 1997 and November 30, 1997, the Company is revising previously reported financial statements. Specifically, and as discussed in detail below, the consolidated financial statements as of and for the year ended May 31, 1997, and as of and for the three months ended August 31, 1997 and 1996 have been restated to (1) recombine the periods presented for fiscal 1997, (2) adjust the merger-related charge recorded in the quarter ended August 31, 1997, and
(3) exclude the effect of conforming the two companies' fixed asset capitalization policies.


Recombination of Fiscal 1997
----------------------------

The Company is revising the methodology for presenting the combined historical financial results of 3Com and U.S. Robotics for fiscal 1997. The Company had previously combined the 12-month period ended May 31, 1997 for 3Com with the 12-month period ended March 30, 1997 for U.S. Robotics. This combining methodology resulted in U.S. Robotics' April and May 1997 operating results, a net loss of $160.3 million, being recorded as a decrease to the Company's retained earnings as of June
1, 1997, rather than as a component of the fiscal 1997 statement of operations.

The Company is now combining the fiscal year ended May
31, 1997 for 3Com with the period from July 1, 1996 through May 25, 1997 for U.S. Robotics. This combining methodology includes the last three reported quarters of U.S. Robotics, ended September 29, 1996, December 29,
1996, and March 30, 1997, and the months of April and May
1997. To reflect a complete 12-month year and a 3-month fourth quarter and thereby enhance comparability of periodic reported results, U.S. Robotics' results of operations for the month ended March 30, 1997 are included in both the three-month period ended March 30, 1997 and the three-month period ended May 25, 1997.
Consistent with U.S. Robotics' non-linear quarterly sales pattern, sales were relatively low in the first two months of each quarter and significantly higher in the third month of each quarter, which March 1997 represents.
By using this method, the last month of a quarter is included in each of the four quarters for fiscal 1997.
The Company believes that there is no preferable practical alternative to this combining method. Nevertheless, this method does double-count March 1997 results. As discussed more fully below, product returns in April and May 1997 were higher than anticipated and resulted in an increase in the provision for estimated product returns at May 25, 1997. An indeterminate amount of these returns were related to March 1997 sales; however, the Company believes that this amount is not significant to the combined results and that inclusion of March 1997 in both the third and fourth quarters of fiscal 1997 is appropriate. 3Com's balance sheet as of May 31, 1997 was recombined with U.S. Robotics' balance sheet as of May 25, 1997. The U.S. Robotics' March 1997 net income of $112.9 million was reflected once in the Company's retained earnings at May 31, 1997. The previously reported and revised combining periods are as follows:


                                  Fiscal 1997 Quarterly Periods
                        -------------------------------------------------

                           Q1'97         Q2'97        Q3'97       Q4'97
                           -----         -----        -----       -----

3Com                    August`96     November`96   February`97  May`97
U.S. Robotics
  Previously reported   June`96       September`96  December`96  March`97
  As recombined         September`96  December `96  March`97     May`97*

*Three-month period which includes March, April, and May.


Supplemental Operating Information for U.S. Robotics
----------------------------------------------------

Following is supplemental information regarding U.S.
Robotics' results of operations for the three-month period ended May 25, 1997 (in thousands). Results for these periods exclude reclassifications made to conform to the Company's financial statement presentation.


                                                                    Three
                                         March      April/May    Months Ended
                                         1997         1997       May 25, 1997
                                         ----         ----       ------------

Sales                                $  541,662    $   15,277     $  556,939
Gross margin                            279,411       (49,204)       230,207

Total operating expenses                 97,457       187,557        285,014
                                      ---------     ---------      ---------

Operating income (loss)                 181,954      (236,761)       (54,807)

Income (loss) before income taxes       179,647      (242,929)       (63,282)
Income tax provision (benefit)           66,720       (82,625)       (15,905)
                                      ---------     ---------      ---------

Net income (loss)                    $  112,927    $ (160,304)    $  (47,377)
                                      =========     =========      =========


U.S. Robotics' sales for the month ended March 30, 1997
(March 1997) were approximately $541.7 million,
reflecting strong market demand worldwide for information
access devices including the introduction and initial
high volume shipments of products incorporating x2TM
technology (x2 products).  x2 technology increases the
potential speed for downloading data from 28.8 or 33.6
Kilobits per second (Kbps) for standard V.34 modems to 56
Kbps.   Consistent with U.S. Robotics' non-linear
quarterly sales pattern, sales in the first two months of the quarter were relatively low and in the third month of the quarter, which March 1997 represents, were significantly higher.

Gross margin for March 1997 was approximately $279.4 million, or 51.6 percent of sales. The overall gross margin reflected the initial high volume shipments of x2 products, which generated higher gross margins due to U.
S. Robotics' temporary "first to market" advantage over competitors in the 56 Kbps modem market. Also, to a lesser extent, the overall gross margin reflected higher margins on the initial sales of newer generation handheld organizer products introduced during the month.

Total operating expenses for March 1997 were approximately $97.5 million, or 18.0 percent of sales.
Sales and marketing expenses reflected significant spending related to the introduction of x2 products, other marketing programs designed to generate continuing growth in sales and expand market share, and continuing investments to increase the worldwide sales force with the intent of increasing sales of network systems products. General and administrative expenses and research and development expenses reflected continuing investments in personnel and systems necessary to support
U.S. Robotics' expanded level of business activity and its commitment to new product and technology development.
As a percentage of sales, total operating expenses for March 1997 were low due to the non-linear sales pattern described above.

Gross sales for the two months ended May 25, 1997 were approximately $200.3 million. Net sales after provisions, primarily for product returns of $143 million and price protection of $33 million, were approximately
$15.3 million. These results principally reflect the following factors: U.S. Robotics' non-linear sales pattern, as described above; lower than anticipated sales out of the channel, due in part to confusion about the new 56 Kbps technologies and concerns regarding the absence of an industry standard for 56 Kbps modems;
efforts to reduce levels of channel inventory, including increased emphasis on sales out of the channel via price reductions and other promotions; and product returns from channel partners whose sales out had been lower than anticipated.

Returns during the two months ended May 25, 1997 totaled
$82.3 million, reflecting primarily desktop modems and remote access concentrators. The majority of the desktop modem returns consisted of older generation products which were heavily impacted by the March 1997 introduction of U.S. Robotics' 56 Kbps modem with x2 technology. Returns of remote access concentrators were due primarily to lower than anticipated sales out of the distribution channel. Based on negotiations with individual customers, U.S. Robotics allowed returns during this period in excess of customers' contractual rights due to the 56 Kbps technology transition and the desire to reduce channel inventory. Returns during this period exceeded the March 30, 1997 balance in the allowance for sales returns of $48.9 million by $33.4 million.

The price protection provision of $33 million related primarily to price reductions effective subsequent to March 30, 1997 for desktop modems and remote access concentrator product lines.

Gross margin for this period was affected adversely by the provision for price protection described above, a provision for potentially excess and obsolete inventory of approximately $15.4 million, and unabsorbed manufacturing costs.

Operating expenses for the two months ended May 25, 1997 were approximately $187.6 million. Sales and marketing expenses reflected significant spending related to the introduction of x2 products and newer generation handheld organizer products, other marketing programs designed to generate continuing growth in sales and expand market share, and continuing investments to increase the worldwide sales force with the intent of increasing sales of network systems products. General and administrative expenses and research and development expenses reflected continuing investments in personnel and systems necessary to support U.S. Robotics' anticipated growth and its commitment to new product and technology development. As a percentage of sales, total operating expenses for the two months ended May 25, 1997 were high due to the non-linear sales pattern described above.

Other expenses, net, for the two months ended May 25, 1997 were approximately $6.2 million. Such expenses reflected higher interest expense due to increased short term borrowing. During these two months, U.S. Robotics increased its short-term borrowings from approximately
$61 million to approximately $135 million, $10 million under an existing $90 million short-term borrowing arrangement and $125 million under an existing $300 million revolving credit facility. Such borrowings were primarily necessary to fund ongoing operating expenses, including costs associated with the launch of the new x2 technology, as well as capital expenditures. The Company repaid such short-term borrowing shortly after the closing of the merger in June 1997 between 3Com and U.S. Robotics and the use of these borrowing arrangements is no longer expected to be required.

The provision for income taxes for the two months ended
May 25, 1997 was a net benefit of approximately $82.6
million, resulting in an effective tax rate of 34.0 percent.


Merger Related Charge
---------------------

During the Company's first fiscal quarter ended August
31, 1997, the Company recorded a merger-related charge of $426.0 million. As a result of a reassessment of this charge, the Company is reducing the merger-related charge by $156.2 million to $269.8 million, as follows (in millions):

Total merger-related charge as previously reported        $426.0
Less reductions:
  Product swap-out program                                 (61.8)
  Duplicate facilities and real estate                     (25.4)
  Goodwill                                                 (20.8)
  Duplicate fixed assets                                   (13.4)
  Severance and outplacement                                (8.9)
  Other assets and obligations                             (25.9)
                                                           -----

Total merger-related charge, as revised                   $269.8
                                                           =====

The $61.8 million decrease in the charge reflects a change in the amount and timing of recording the product swap-out costs associated with certain discontinued products. The Company expects the total cost of the swap-out program will be significantly less than the amount originally accrued. As originally recorded, shipment of replacement products resulted in the recognition of sales and cost of sales. The revised accounting for the swap-out program records the net cost of the swap-out as a merger-related charge as the costs are incurred. Accordingly, sales and cost of sales were reduced in the first quarter by $3.3 million and $1.2 million, respectively.

The $25.4 million decrease in the charge for the elimination of duplicate owned and leased facilities primarily reflects a refinement of costs based on detailed asset records rather than estimates. The $20.8 million decrease in the charge for goodwill reflects a reinstatement of the goodwill recorded by U.S. Robotics in conjunction with acquisitions of several international distributors prior to the merger with 3Com.

Other reductions to the charge primarily reflect revisions to fixed asset write-offs, severance and outplacement costs, costs for a development contract which was not terminated, and a reduction in the amount of loss expected on discontinued product inventory and other assets.

The Company expects there will be minimal impact on future operating results attributable to the aforementioned adjustments to the merger-related charge.
In the second fiscal quarter ended November 30, 1997, the merger-related charge will reflect approximately $14.2 million in costs associated with the product swap-out program. In future quarters the Company estimates there will be a total of approximately $10 to $15 million of additional merger-related costs associated with this program.

The revised charge of $269.8 million includes approximately $227.9 million of integration expenses and $41.9 million of direct transaction costs (consisting primarily of investment banking and other professional fees).  Integration expenses included:

- $76.1 million related to the closure and elimination of owned and leased facilities, primarily duplicate corporate headquarters and domestic and European sales offices;

- $63.0 million for severance and outplacement costs related to the merger, including amounts related to termination benefits associated with employment agreements. Employee groups impacted by the merger include personnel involved in duplicate corporate services, manufacturing and logistics, product organizations and sales;

- $49.1 million associated with certain long-term assets, primarily including duplicate finance, manufacturing, human resource and other management information systems, and capitalized purchased research and development costs related to a discontinued product; and

- $39.7 million primarily associated with the elimination and phase-out of duplicate wide area networking products (i.e., 3Com's AccessBuilder (registered trademark) 2000, 4000, 5000 and 8000 products and U.S. Robotics' (registered trademark) TOTALswitch, ATM switch, LANLinker and related small office home office products), and the discontinuance of U.S. Robotics' telephony products. The charge primarily includes inventory write-offs and noncancelable purchase commitments.

The remaining merger-related accrual at August 31, 1997 was approximately $221 million. Total expected cash expenditures relating to the merger-related charge are estimated to be approximately $148 million, of which approximately $48 million was disbursed prior to August
31, 1997. Termination benefits paid to 300 employees terminated through August 31, 1997 (approximately 30 percent of the total planned severances) were approximately $17 million. The remaining severance and outplacement amounts are expected to be paid within the next twelve months.


Fixed Asset Capitalization Policies
-----------------------------------

The financial statements in the Company's Form 10-Q for the period ended August 31, 1997 included the effect of conforming the two companies' fixed asset capitalization policies, which reduced retained earnings by $41.4 million at May 31, 1997. The Company subsequently determined that this change was not appropriate.
Eliminating this change did not have a material impact on the Company's consolidated financial statements.

Effect of Restatements on Consolidated Financial Statements
-----------------------------------------------------------

The effect of the restatements described above on the consolidated balance sheets as of August 31, 1997 and May
31, 1997 and the consolidated statements of operations for the three months ended August 31, 1997 and 1996 is as follows (in thousands):


                                 August 31, 1997          May 31, 1997
                                 ---------------          ------------
                                  As                      As
                              Previously      As      Previously      As
                               Reported    Restated    Reported    Restated
                               --------    --------    --------    --------


Total current assets          $3,026,942  $3,031,051  $2,836,564  $2,689,678

Property and equipment - net     621,113     712,573     660,025     731,301

Total assets                   3,703,738   3,824,763   3,609,233   3,539,783

Total current liabilities      1,171,004   1,154,990   1,072,796   1,115,455

Total stockholders' equity     2,307,707   2,444,746   2,340,122   2,228,344


                                 Three Months Ended     Three Months Ended
                                   August 31, 1997        August 31, 1996
                                   ---------------        --------------
                                    As                      As
                                Previously     As       Previously     As
                                Reported    Restated    Reported    Restated
                                --------    --------    --------    --------

Sales                          $1,600,862  $1,597,516  $1,250,060  $1,311,504
Cost of sales                     832,808     831,429     658,204     693,593
                                ---------   ---------   ---------   ---------
Gross margin                      768,054     766,087     591,856     617,911
                                ---------   ---------   ---------   ---------

Operating expenses:
  Sales and marketing             301,307     302,378     207,208     222,477
  Research and development        142,117     142,798      99,765      98,053
  General and administrative       62,589      62,865      47,642      49,736
  Purchased in-process technology      -           -           -       54,000
  Merger-related charges          426,000     269,787          -           -
                                ---------   ---------   ---------   ---------
Total operating expenses          932,013     777,828     354,615     424,266
                                ---------   ---------   ---------   ---------

Operating income (loss)          (163,959)    (11,741)    237,241     193,645
Other income, net                   2,961       2,961       2,973       2,278
                                ---------   ---------   ---------   ---------

Income (loss) before
  income taxes                   (160,998)     (8,780)    240,214     195,923
Income tax provision (benefit)    (14,178)     42,453      88,250      90,879
                                ---------   ---------   ---------   ---------

Net income (loss)              $ (146,820) $  (51,233) $  151,964  $  105,044
                                =========   =========   =========   =========

Primary and fully diluted net
income (loss) per common
and equivalent share:          $    (0.43) $    (0.15) $     0.43  $     0.30

Common and equivalent shares used in
computing per share amounts:
  Primary                         341,973     341,973     351,970     350,339
  Fully diluted                   341,973     341,973     352,386     351,192


Effect of Restatement on Pro Forma Information
----------------------------------------------

The fiscal 1997 consolidated financial statements have been restated to include U. S. Robotics information on the basis described above. The consolidated statements of income for the fiscal years ended May 31, 1996 and 1995 include the U.S. Robotics statements of income for the fiscal years ended September 29, 1996 and October 1, 1995, respectively. This presentation has the effect of including U.S. Robotics' results of operations for the three-month period ended September 29, 1996 in both the combined years ended May 31, 1997 and 1996, and reflects sales of $611.4 million and net income of $13.5 million, which has been reported as a decrease to the Company's fiscal 1997 retained earnings.

The combined results below reflect reclassifications to conform financial statement presentation. Summarized proforma operating results as previously reported and as restated for the quarter ended August 31, 1996 and the years ended May 31, 1997, 1996 and 1995 are as follows:


                                         As Previously Reported
                           -------------------------------------------------
                           Three Months Ended        Years Ended
                               August 31,               May 31,
                                 1996        1997        1996        1995
                                 ----        ----------------------------
                                 (In thousands, except per share amounts)

Sales:
3Com                          $  710,140  $3,147,106  $2,327,101  $1,593,469
U.S. Robotics                    546,785   2,493,791   1,977,512     889,347
Reclassifications to conform
  financial statement
  presentation                    (6,865)    (36,751)    (20,105)     (3,056)
                               ---------   ---------   ---------   ---------
Combined                      $1,250,060  $5,604,146  $4,284,508  $2,479,760
                               =========   =========   =========   =========

Net income:
3Com                          $   91,572  $  373,950  $  177,854  $  144,559
U.S. Robotics                     63,298     237,258     170,021      65,951
Adjustments to conform
  certain accounting policies     (2,906)    (13,585)     (7,259)     (6,954)
                               ---------   ---------   ---------   ---------
Combined                      $  151,964  $  597,623  $  340,616  $  203,556
                               =========   =========   =========   =========

Net income per share
  (on a fully diluted basis):
3Com                          $     0.50  $     2.01  $     1.00  $     0.84
U.S. Robotics (1)                   0.37        1.41        1.02        0.43
Adjustments to conform
  certain accounting policies      (0.01)      (0.04)      (0.02)      (0.02)
                               ---------   ---------   ---------   ---------
Combined                      $     0.43  $     1.69  $     0.99  $     0.63
                               =========   =========   =========   =========


                                               As Restated
                           -------------------------------------------------
                           Three Months Ended        Years Ended
                               August 31,              May 31,
                                 1996        1997        1996        1995
                                 ----        ----------------------------
                                 (In thousands, except per share amounts)

Sales:
3Com                          $  710,140  $3,147,106  $2,327,101  $1,593,469
U.S. Robotics                    611,410   2,503,945   1,977,512     889,347
Reclassifications to conform
  financial statement
  presentation                   (10,046)    (44,974)    (20,105)     (3,056)
                               ---------   ---------   ---------   ---------
Combined                      $1,311,504  $5,606,077  $4,284,508  $2,479,760
                               =========   =========   =========   =========

Net income:
3Com                          $   91,572  $  373,950  $  177,854  $  144,559
U.S. Robotics                     13,472     126,583     170,021      65,951
                               ---------   ---------   ---------   ---------
Combined                      $  105,044  $  500,533  $  347,875  $  210,510
                               =========   =========   =========   =========

Net income per share
  (on a fully diluted basis):
3Com                          $     0.50  $     2.01  $     1.00  $     0.84
U.S. Robotics (1)                   0.08        0.75        1.02        0.43
                               ---------   ---------   ---------   ---------
Combined                      $     0.30  $     1.41  $     1.01  $     0.65
                               =========   =========   =========   =========


(1) Adjusted for effect of exchange ratio of 1.75 shares of 3Com Common Stock for each share of U.S. Robotics
Common Stock.


3.	Inventories consisted of (in thousands):


                                 August 31, 1997           May 31, 1997
                              ---------------------   ----------------------
                                  As                      As
                              Previously      As      Previously      As
                               Reported    Restated    Reported    Restated
                               --------    --------    --------    --------

Finished goods                $  261,917  $  268,215  $  262,023  $  346,631
Work-in-process                   27,679      27,679      35,462      31,606
Raw materials                    121,119     121,119     104,871     135,503
                               ---------   ---------    --------   ---------

Total                         $  410,715  $  417,013  $  402,356  $  513,740
                               =========   =========   =========   =========


4.	Net Income (Loss) Per Share

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

On April 26, 1997, Xerox Corporation filed suit against
U.S. Robotics in the United States District Court for the
Western District of New York (Xerox Corporation v. U.S.
Robotics Corporation and U.S. Robotics Access Corp., No.
97-CV-6182T), claiming infringement of one United States
Patent. The complaint alleges willful infringement and prays for unspecified damages and injunctive relief. In a press release dated April 30, 1997, Xerox alleged that its patent, issued January 21, 1997, "covers the use and recognition of handwritten text using an alphabet system designed especially for reliable recognition in pen computers," and that Palm Computing Corporation's (Palm)
PalmPilotTM hand-held computer and "Graffiti" software in its PalmTM operating system infringe the Xerox patent.
Palm is a wholly-owned subsidiary of the Company.  The
Company believes it has meritorious defenses to Xerox's claims and intends to contest the lawsuit vigorously. An adverse resolution of the action could have a material adverse effect on the Company's results of operations and financial condition in the quarter in which such adverse resolution occurs.

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


6.	Effects of Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards
Board (FASB) issued Statement of Financial Accounting
Standards No. 128 (SFAS 128), "Earnings per Share."  This
Statement establishes and simplifies standards for computing and presenting earnings per share. SFAS 128 will be effective for the Company's third quarter of fiscal 1998, and requires restatement of all previously reported earnings per share data that are presented.
Early adoption of this Statement is not permitted.  SFAS
128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. Under SFAS
128, the Company's reported earnings per share for the first fiscal quarter of 1998 and 1997 would have been:


                         Three Months Ended August 31,
                             1997             1996
                             ----             ----
        Basic              $ (0.15)         $  0.32
        Diluted            $ (0.15)         $  0.30


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




                              3Com Corporation

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

The Company has restated its consolidated financial statements for the three months ended August 31, 1997 and 1996, and the fiscal year ended May 31, 1997. For a detailed description of the restatements, please see Notes 1 and 2 of Notes to Consolidated Financial Statements. The following Management's Discussion and Analysis of Financial Condition and Results of Operations pertains to the consolidated financial statements, as restated.


Results of Operations
---------------------

The following table sets forth, for the fiscal quarters indicated, the percentage of total sales represented by the line items reflected in the Company's consolidated statements of operations:


                                      Three Months Ended August 31,
                                             1997        1996
                                             ----        ----

Sales.....................................  100.0 %     100.0 %
Cost of sales.............................   52.0        52.9
                                            -----       -----
Gross margin..............................   48.0        47.1
                                            -----       -----
Operating expenses:
Sales and marketing.......................   18.9        17.0
Research and development..................    8.9         7.5
General and administrative................    4.0         3.8
Purchased in-process technology...........     -          4.1
Merger-related charges....................   16.9          -
                                            -----       -----
Total operating expenses..................   48.7        32.4
                                            -----       -----
Operating income (loss)...................   (0.7)       14.7
Other income, net.........................    0.2         0.2
                                            -----       -----
Income (loss) before income taxes.........   (0.5)       14.9
Income tax provision......................    2.7         6.9
                                            -----       -----
Net income (loss).........................   (3.2)%       8.0 %
                                            =====       =====


Excluding merger-related and purchased
  in-process technology charges:
Total operating expenses..................   31.8 %      28.2 %
Operating income..........................   16.2        18.9
Net income................................   10.6        12.1


Quarters Ended August 31, 1997 and 1996

Sales in the first quarter of fiscal 1998 totaled $1.6 billion, an increase of $286.0 million or 22 percent from the corresponding quarter a year ago. The Company believes that the year-over-year increase in first quarter sales is due to several factors, including growth in the networking market as the Internet, corporate Intranets, client server applications and remote access services stimulate customers to migrate from shared to switched media and to larger bandwidth and higher speed technologies, such as Fast Ethernet, ATM and Gigabit Ethernet, to support data, voice and video multimedia traffic. The Company also believes that the strength of the Company's product offerings at the edge of the network, including modems, network interface cards (NICs), workgroup switches and hubs, the continuous expansion of 3Com's product offerings, and the ability to deliver complete data networking solutions for different connectivity environments contributed to the increase in first quarter sales over the same period a year ago.

Sales of client access products (e.g., modems and NICs) in the first quarter of fiscal 1998 increased 23 percent from the same quarter one year ago, and represented 56 percent of total sales, compared to 55 percent in the first quarter of fiscal
1997. Net sales of modem products during the first quarter were approximately $500 million. The year-over-year increase in sales of client access products represented a significant increase in unit volume, led primarily by the Fast EtherLink (registered trademark) PCI adapters and Fast EtherLink PC Cards, and sales of the recently introduced U.S. Robotics (registered trademark) 56 Kbps modem with x2TM technology. This increase was partially offset by a decline in average selling prices of certain Fast EtherLink products and a decline in sales of 10 Mbps Ethernet NICs as a result of the accelerated transition from 10 Mbps Ethernet to Fast Ethernet adapters.

Sales of network systems products (e.g., switches, internetworking, remote access and hubs) in the first quarter of fiscal 1998 increased 20 percent from the same quarter one year ago, and represented 44 percent of total sales, compared to 45 percent in the year ago quarter. The year-over-year increase in network systems sales was led primarily by the increase in the SuperStack (registered trademark) II workgroup switching family, the CoreBuilder (registered trademark) 7000
ATM High-Function switching family, and the CoreBuilder 5000 enterprise switching family, partially offset by the year-over-year declines in average selling prices for remote access and workgroup switching products. The Company experienced a significant increase in unit volume in workgroup switching products and Fast Ethernet stackable hubs, partially offset by a decline in average selling prices resulting from increased competition and pricing pressures.

International sales for the first quarter of fiscal 1998 comprised 44 percent of total sales compared to 37 percent in the same period a year ago. International sales increased 45 percent in all major geographic regions, with especially strong growth in the Asia Pacific and European regions. The Company believes that the growth in international sales is due primarily to the Company's continued expansion of operations internationally. The Company's operations were not significantly impacted by fluctuations in foreign currency exchange rates in the first quarters of fiscal 1998 and 1997. Sales in the United States for the first quarter of fiscal 1998 increased eight percent when compared to the first quarter of fiscal 1997.

Gross margin as a percentage of sales was 48.0 percent in the first quarter of fiscal 1998, compared to 47.1 percent for the first quarter of fiscal 1997. The corresponding improvement in gross margin in the first quarter of fiscal 1998 primarily reflects increased sales of higher margin products, such as the U.S. Robotics 56 Kbps modem with x2 technology and enterprise switching products. Factors causing the increase in gross margin were partially offset by higher sales of certain lower margin adapter products and workgroup switching products, for which average selling prices declined during the period due to competitive pricing pressures.

Total operating expenses in the first quarter of fiscal 1998 were $777.8 million or 48.7 percent of sales, compared to $424.3 million or 32.4 percent of sales in first quarter of fiscal 1997. Excluding the pre-tax merger-related charge of $269.8 million related to the merger with U.S. Robotics (see
Note 2 of Notes to Consolidated Financial Statements), total operating expenses for the first quarter of fiscal 1998 were $508.0 million, or 31.8 percent of sales. Excluding the purchased in-process technology charge of $54.0 million associated with the acquisition of Scorpio Communications, Ltd. (Scorpio), total operating expenses for the first quarter of fiscal 1997 were $370.3 million, or 28.2 percent of sales.

Sales and marketing expenses in the first quarter of fiscal 1998 increased $79.9 million or 36 percent from the first quarter of fiscal 1997. Sales and marketing expenses as a percentage of sales increased to 18.9 percent of sales in the first quarter of fiscal 1998, from 17.0 percent of sales in the corresponding fiscal 1997 period. The increase in such expenses reflected increased costs associated with marketing promotions and customer support programs and an increase in field sales and marketing personnel.

Research and development expenses in the first quarter of fiscal 1998 increased $44.7 million or 46 percent from the year-ago period. Research and development expenses increased to 8.9 percent of sales in the first quarter of fiscal 1998, compared to 7.5 percent of sales in the first quarter of fiscal 1997. The increase in research and development expenses was primarily attributable to the cost of developing new products, primarily switching, network management and remote access, and the Company's expansion into new technologies and markets. The Company believes the timely introduction of new technologies and products is crucial to its success, and plans to continue to make acquisitions or strategic investments to accelerate time to market where appropriate.

General and administrative expenses in the first quarter of fiscal 1998 increased $13.1 million or 26 percent from the same period a year ago. General and administrative expenses increased to 4.0 percent of sales in the first quarter of fiscal 1998, compared to 3.8 percent of sales in the first quarter of fiscal 1997. The increase in general and administrative expenses primarily reflected an expansion of the Company's infrastructure and duplicate levels of corporate administration as a result of the merger with U.S. Robotics.

Other income (net) increased $0.7 million to $3.0 million in the first quarter of fiscal 1998 compared to $2.3 million in the first quarter of fiscal 1997. Interest income increased primarily due to larger cash and investment balances, but was partially offset by losses on foreign exchange translations.

The Company recorded a tax provision of $42.5 million for the first quarter of fiscal 1998, compared to $90.9 million for the first quarter of fiscal 1997. The provision in the first quarter of fiscal 1998 reflected the non-deductibility of certain costs associated with the merger. Excluding these costs, the pro forma effective income tax rate was 35.0 percent for the first quarter of fiscal 1998. The provision in the first quarter of fiscal 1997 reflected the non-deductibility of the purchased in-process technology charge associated with the acquisition of Scorpio. Excluding this charge, the pro forma effective tax rate was 36.4 percent for the first quarter of fiscal 1997.

Net loss for the first quarter of fiscal 1998 was $51.2 million, or $0.15 per share, compared to net income of $105.0 million, or $0.30 per share, for the first quarter of fiscal 1997. Excluding the merger-related charge, net income was $169.6 million, or $0.47 per share for the first quarter of fiscal 1998. Excluding the purchased in-process technology charge associated with the acquisition of Scorpio, net income was $159.0 million, or $0.45 per share in the first quarter of fiscal 1997.


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

The Company's customers historically request fulfillment of orders in a short period of time, resulting in a minimal backlog. Quarterly sales and results of operations generally depend on the volume and timing of orders, and the ability to fulfill them within the quarter. As a result, the lack of backlog provides limited visibility to the Company's future sales trends. Should incoming orders rates decline, the Company's financial results would be adversely affected in any such period. In addition, if the Company is not successful in meeting its linearity objectives, sales during the quarter may become back-end loaded which may expose the Company to potential risk due to unforeseen circumstances, as well as incremental costs caused by temporary fluctuations in business operations.

The Company sells its products through a large and diverse set of direct and indirect (third party) distribution channels, and the Company considers its broad distribution capabilities to be a competitive asset. Management of these distribution channels requires the Company to work with its channel partners to monitor inventories of the Company's products held by channel partners and maintain these inventories at levels which are appropriate to the level of sales anticipated by each channel partner. Visibility as to the total levels of inventory held by channel partners is limited as information from channel partners may not be complete or accurate. However, based on the limited data available, the Company believes that channel inventory levels are at or above the high end of the range of where the Company would like to operate. If the Company is not successful in working with its channel partners to monitor and reduce channel inventories to appropriate levels on an ongoing basis, future results may be affected.

The non-linearity of sales throughout the quarter subjects the Company to business risks due to unexpected disruptions in functions including but not limited to manufacturing, order management, information systems and shipping, and could have an adverse affect on the Company's results of operations.

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

On June 12, 1997, the Company merged with U.S. Robotics, the largest acquisition in the history of the networking industry (see Note 1 of Notes to Consolidated Financial Statements). Large acquisitions are challenging, in general, and there can be no assurance that products, technologies, distribution channels, customer support operations, management information systems, key personnel and businesses of U.S. Robotics or other acquired companies will be effectively assimilated into the Company's business or product offerings, or that such integration will not adversely affect the Company's business, financial condition or results of operations. The difficulties of such integration may be increased by the size and number of future acquisitions and the requirements of coordinating geographically separated organizations, such as the U.S. Robotics merger. The integration of the companies will require the dedication of management resources which may temporarily distract attention from the day-to-day business of the combined company. The inability of management to successfully integrate the operations of the two companies in a timely manner could have a material adverse effect on the business, results of operations, and financial condition of the Company, including, without limitation, product development cycles and marketing efforts. In addition, there can be no assurance that any acquired products, technologies or businesses will contribute at anticipated levels to the Company's sales or earnings, or that the sales, earnings and technologies under development from acquired businesses will not be adversely affected by the integration process or other general factors. If the Company is not successful in the integration of such acquisitions, there could be an adverse impact on the financial results and financial condition of the Company. For a detailed discussion of these and other risks related to the U.S. Robotics merger, see the Joint Proxy Statement/Prospectus dated May 8, 1997 at pages 21 through 26.

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


Liquidity and Capital Resources

Cash, cash equivalents and temporary cash investments at August 31, 1997 were $1.0 billion, increasing $118.5 million from May 31, 1997.

For the three months ended August 31, 1997, net cash generated from operating activities was $218.1 million. Trade receivables at August 31, 1997 increased $141.5 million to $1,137.6 million from $996.1 million at May 31, 1997. Days sales outstanding in receivables decreased to 64 days at August 31, 1997, compared to 65 days at May 31, 1997. Inventory levels at August 31, 1997 decreased $96.7 million from the prior fiscal year-end to $417.0 million. Inventory turnover increased to 7.1 turns at August 31, 1997, compared to 6.4 turns at May 31, 1997.

During the three months ended August 31, 1997, the Company made $88.6 million in capital expenditures. Major capital expenditures included upgrades and expansion of the Company's facilities in Santa Clara, California and the continuing development of the Company's worldwide information systems. As of August 31, 1997, the Company had outstanding approximately $140 million in capital expenditure commitments primarily associated with the construction and expansion of office and manufacturing space in Singapore, the U.K. and Ireland.

During the first quarter of fiscal 1998, the Company received cash of $127.5 million from the sale of approximately 11 million shares of its common stock to employees through its employee stock purchase and option plans. These cash inflows related primarily to the exercise of stock options by employees of U.S. Robotics. Pursuant to a change-in-control feature of the U.S. Robotics' employee stock option plans, substantially all outstanding options held by employees of U.S. Robotics became fully vested and exercisable upon closing of the merger with 3Com in June 1997.

During the first quarter of fiscal 1998, the Company signed a lease, which replaces a previous land lease, for 300,000 square feet of office and research and development space and a data center to be built on land adjacent to the Company's headquarters site. The lease expires in August 2002, with an option to extend the lease term for two successive periods of five years each. The Company has an option to purchase the property for $83.6 million or, at the end of the lease, to arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sale price and $83.6 million, subject to certain provisions of the lease. The Company began construction of the buildings in July 1997, and anticipates that it will occupy and begin lease payments in the second quarter of fiscal 1999.

During the first quarter of fiscal 1998, the Company signed a lease, which replaces a previous land lease, for 525,000 square feet of office, research and development and manufacturing space to be built on land in Marlborough, Massachusetts. The lease expires in August 2002, with an option to extend the lease term for two successive periods of five years each. The Company has an option to purchase the property for $86.0 million or, at the end of the lease, to arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sale price and $86.0 million, subject to certain provisions of the lease. The Company began construction of the buildings in the first quarter of fiscal 1998, and anticipates that it will occupy and begin lease payments in the third quarter of fiscal 1999.

During the first quarter of fiscal 1998, the Company signed a lease for an existing 400,000 square foot building and for 100,000 square feet to be built on adjacent land in Rolling Meadows, Illinois. The new and renovated facility will be used for research and development and office space. The lease expires in September 2002, with an option to extend the lease term for two successive periods of five years each. The Company has an option to purchase the property for $95.0 million or, at the end of the lease, to arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sale price and $95.0 million, subject to certain provisions of the lease. The Company expects to begin renovation and construction of the buildings in the second quarter of fiscal 1998, and anticipates that it will occupy and begin lease payments in the first quarter of fiscal 1999.

The three aforementioned leases require the Company to maintain specified financial covenants, all of which the Company was in compliance with as of August 31, 1997.

The Company has a $100 million revolving bank credit agreement which expires December 20, 1999. Payment of cash dividends are permitted under the credit agreement, subject to certain limitations based on net income levels of the Company. The Company has not paid and does not anticipate it will pay cash dividends on its common stock. The credit agreement requires the Company to maintain specified financial covenants. As of August 31, 1997, there were no outstanding borrowings under the credit agreement and the Company was in compliance with all required covenants. During the three months ended August 31, 1997, the Company repaid $168.1 million of short-term borrowings incurred by U.S. Robotics, which included $33.3 million of borrowings that occurred between May 25 and June
12, 1997.

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

During the quarter ended August 31, 1997, the Company completed the merger transaction with U.S. Robotics. As a result, the Company recorded merger-related charges of $269.8 million. The remaining merger-related accrual at August 31, 1997 was approximately $221 million. Total expected cash expenditures relating to the merger charge are estimated to be approximately $148 million, of which approximately $48 million was disbursed prior to August 31, 1997. Termination benefits paid to 300 employees terminated through August 31, 1997 (approximately 30 percent of the total planned severances) were approximately $17 million. The remaining severance and outplacement amounts are expected to be paid within the next twelve months.

Based on current plans and business conditions, the Company believes that its existing cash and equivalents, temporary cash investments, cash generated from operations and the available revolving credit agreement will be sufficient to satisfy anticipated operating cash requirements for at least the next twelve months.


Effects of Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." This Statement establishes and simplifies standards for computing and presenting earnings per share. SFAS 128 will be effective for the Company's third quarter of fiscal 1998, and requires restatement of all previously reported earnings per share data that are presented. Early adoption of this Statement is not permitted. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. Under SFAS 128, the Company's reported earnings per share for the first fiscal quarter of 1998 and 1997 would have been :

                            Three Months Ended August 31,
                              1997                  1996
                              ----                  ----
        Basic                $(0.15)               $0.32
        Diluted              $(0.15)               $0.30


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

On April 26, 1997, Xerox Corporation filed suit against U.S. Robotics in the United States District Court for the Western District of New York (Xerox Corporation v. U.S. Robotics Corporation and U.S. Robotics Access Corp., No. 97-CV-6182T), claiming infringement of one United States Patent. The complaint alleges willful infringement and prays for unspecified damages and injunctive relief. In a press release dated April 30, 1997, Xerox alleged that its patent, issued January 21, 1997, "covers the use and recognition of handwritten text using an alphabet system designed especially for reliable recognition in pen computers," and that Palm Computing Corporation's (Palm) PalmPilotTM hand-held computer and "Graffiti" software in its PalmTM operating system infringe the Xerox patent. Palm is a wholly-owned subsidiary of the Company. The Company believes it has meritorious defenses to Xerox's claims and intends to contest the lawsuit vigorously. An adverse resolution of the action could have a material adverse effect on the Company's results of operations and financial condition in the quarter in which such adverse resolution occurs.

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

        (a)     The Special Meeting of Shareholders was held on
June 12, 1997.

	(b)	The following are the voting results on each of the
proposals:

Proposal I                    In Favor    Opposed    Abstain    No Vote
----------                    --------    -------    -------    -------
To approve and adopt an
Amended and Restated
Agreement and Plan of
Merger                     114,552,862    754,643    488,536   7,377,365

Proposal II
-----------
To approve and adopt
an amendment to the
Company's Articles of
Incorporation to increase
the number of authorized
shares of 3Com capital
stock from 403,000,000
to 1,000,000,000 shares    113,176,896  9,103,780    892,730           0

Proposal III
------------
To change 3Com's state
of incorporation from
California to Delaware      89,551,087 25,505,914    739,040   7,377,365


Item 5.	Other Information

	None.


Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

        Exhibit
        Number            Description
        ------            -----------

	3.1	Certificate of Incorporation
        3.2     Certificate of Correction Filed to Correct a Certain Error
in the Certificate of Incorporation
	3.3	Certificate of Merger
	3.4	Bylaws of 3Com Corporation, As Amended
        4.1 Indenture Agreement between 3Com Corporation and The First National Bank of Boston for the private placement of convertible subordinated notes dated as of November 1, 1994 (Exhibit 5.2 to Form 8-K) (6)
	4.2	Placement Agreement for the private placement of convertible subordinated notes dated November 8, 1994 (Exhibit 5.1 to Form 8-K) (6)
        4.3 Amended and Restated Rights Agreement dated December 31, 1994 (Exhibit 10.27 to Form 10-Q) (7)
        10.1    1983 Stock Option Plan, as amended (Exhibit 10.1 to Form 10-K)
(3)*
	10.2	Amended and Restated Incentive Stock Option Plan (2)*
	10.3	License Agreement dated March 19, 1981 (1)
        10.4 First Amended and Restated 1984 Employee Stock Purchase Plan, as amended (Exhibit 19.1 to Form 10-Q) (4)*
        10.5 Second Amended and Restated 1984 Employee Stock Purchase Plan (Exhibit 10.5 to Form 10-Q)(8)*
        10.6 3Com Corporation Director Stock Option Plan, as amended (Exhibit 19.3 to Form 10-Q) (4)*
        10.7    Amended 3Com Corporation Director Stock Option Plan
(Exhibit 10.8 to Form 10-Q)(8)*
        10.8    3Com Corporation Restricted Stock Plan, as Amended
(Exhibit 10.17 to Form 10-Q)(8)*
	10.9	1994 Stock Option Plan (Exhibit 10.22 to Form 10-K) (5)*
        10.10 Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of November 20, 1996
(Exhibit 10.37 to Form 10-Q) (10)
	10.11	Purchase Agreement between BNP Leasing Corporation and 3Com
Corporation, effective as of November 20, 1996 (Exhibit 10.38 to Form 10-Q)
(10)
	10.12	Agreement and Plan of Reorganization among 3Com Corporation,
OnStream Acquisition Corporation and OnStream Networks, Inc. dated as of October 5, 1996 (Exhibit 2.1 to Form S-4) (9)
        10.13 Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of February 3, 1997 for the Combined Great America Headquarters site (Exhibit 10.19 to Form 10-Q) (12)
	10.14	Purchase Agreement between BNP Leasing Corporation and 3Com
Corporation, effective as of February 3, 1997 for the Combined Great America Headquarters site (Exhibit 10.20 to Form 10-Q) (12)
	10.15	Credit Agreement dated as of December 20, 1996 among 3Com
Corporation, Bank of America National Trust and Savings Association, as
Agent, and the Other Financial Institutions Party Hereto Arranged by BA Securities, Inc. (Exhibit 10.21 to Form 10-Q) (12)
        10.16   Amended and Restated Agreement and Plan of Merger by and
among 3Com Corporation, TR Acquisitions Corporation, 3Com (Delaware) Corporation, and U.S. Robotics Corporation, dated as of February 26, 1997 and amended as of March 14, 1997(11)
        10.17 Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of July 25, 1997 for the
Great America Phase III (PAL) site
	10.18	Purchase Agreement between BNP Leasing Corporation and 3Com
Corporation, effective as of July 25, 1997 for the Great America Phase III
(PAL) site
        10.19 Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of July 29, 1997 for the Marlborough site
	10.20	Purchase Agreement between BNP Leasing Corporation and 3Com
Corporation, effective as of July 29, 1997 for the Marlborough site
        10.21 Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of August 11, 1997 for the Rolling Meadows site
        10.22 Purchase Agreement between BNP Leasing Corporation and 3Com Corporation, effective as of August 11, 1997 for the Rolling Meadows site
	10.23	First Amendment to Credit Agreement

	*	Indicates a management contract or compensatory plan.

        (1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement on Form S-1 filed January 25, 1984 (File No. 2-89045)
        (2) Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form S-4 filed on August 31, 1987 (File No. 33-16850)
        (3) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 27, 1991 (File No. 0-12867)
        (4) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed January 10, 1992 (File No. 0-12867)
        (5) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 31, 1994 (File No. 0-12867)
        (6) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 8-K filed on November 16, 1994 (File No. 0-12867)
        (7) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 13, 1995 (File No. 0-12867)
        (8) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q, filed on January15, 1996 (File No. 0-12867)
        (9) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Registration Statement on Form S-4, originally filed on October 11, 1996 (File No. 333-13993)
        (10) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 13, 1997 (File No. 0-12867)
        (11) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Registration Statement on Form S-4, filed on March 17, 1997 (File 333-23465)
        (12) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q, filed on April 11, 1997 (File No. 0-12867)

	(b)	Reports on Form 8-K

                The Company filed one report on Form 8-K during the fiscal quarter covered by this report, as follows:

                (i) Report on Form 8-K filed on June 26, 1997, reporting under Item 2 the completion of the merger with U.S.
Robotics Corporation effective June 12, 1997.




                                 Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    3Com Corporation
                                    (Registrant)



Dated:  March 18, 1998              By:  /s/ Christopher B. Paisley
        ----------------------           --------------------------
                                             Christopher B. Paisley
                                             Senior Vice President, Finance
                                             and Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)