Form 10-Q/A
period 1997-11-30
3COM CORP
filed 1998-03-19
CIK 738076

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

_______________________________________________________________


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
                Holders

Item 5.         Other Information

Item 6.         Exhibits and Reports on Form 8-K


Signatures



3Com, AccessBuilder and U.S. Robotics are registered trademarks of 3Com Corporation or its subsidiaries. CoreBuilder, HiPer, Palm, PalmPilot, Total Control, and x2 are trademarks of 3Com
Corporation or its subsidiaries.




PART I.   FINANCIAL INFORMATION


Item 1.	Financial Statements


                             3Com Corporation
                   Consolidated Statements of Operations
                        (As restated, see Note 2)
                   (In thousands, except per share data)
                               (Unaudited)

                               Three Months Ended       Six Months Ended
                                   November 30,            November 30,
                               ------------------       ----------------
                                1997        1996        1997        1996
                                ----        ----        ----        ----

Sales                        $1,197,189  $1,459,939  $2,794,705  $2,771,443

Cost of sales                   645,344     756,916   1,476,773   1,450,509
                              ---------   ---------   ---------   ---------

Gross margin                    551,845     703,023   1,317,932   1,320,934
                              ---------   ---------   ---------   ---------

Operating expenses:
  Sales and marketing           338,334     253,160     640,712     475,637
  Research and development      144,978     113,328     287,776     211,381
  General and administrative     71,265      56,417     134,130     106,153
  Purchased in-process
    technology                       -           -           -       54,000
  Merger-related charges         (1,229)      6,600     268,558       6,600
                              ---------   ---------   ---------   ---------
    Total operating expenses    553,348     429,505   1,331,176     853,771
                              ---------   ---------   ---------   ---------

Operating income (loss)          (1,503)    273,518     (13,244)    467,163
Interest and other income,
  net                             7,637       3,532      10,598       5,810
                              ---------   ---------   ---------   ---------

Income (loss) before income
  taxes                           6,134     277,050      (2,646)    472,973
Income tax provision              2,113     102,452      44,566     193,331
                              ---------   ---------   ---------   ---------

Net income (loss)            $    4,021  $  174,598  $  (47,212) $  279,642
                              =========   =========   =========   =========


Net income (loss) per common
  and equivalent share:
    Primary                  $     0.01  $     0.49  $    (0.13) $     0.79
    Fully diluted            $     0.01  $     0.49  $    (0.13) $     0.79

Shares used in computing
  per share amounts:
    Primary                     365,085     354,787     353,529     352,563
    Fully diluted               365,105     355,979     353,529     353,586

See notes to consolidated financial statements.




                            3Com Corporation
                       Consolidated Balance Sheets
                        (As restated, see Note 2)
                    (In thousands, except par value)
                               (Unaudited)

                                                  November 30,      May 31,
                                                      1997           1997
                                                      ----           ----
ASSETS
Current assets:
  Cash and equivalents                             $  539,748     $  351,237
  Short-term investments                              596,062        538,706
  Accounts receivable, net                            908,401        996,080
  Inventories, net                                    635,972        513,740
  Deferred income taxes                               296,337        196,875
  Other                                               111,289         93,040
                                                    ---------      ---------
    Total current assets                            3,087,809      2,689,678

Property and equipment, net                           773,137        731,301
Deposits and other assets                             105,116        118,804
                                                    ---------      ---------

    Total assets                                   $3,966,062     $3,539,783
                                                    =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                  $  110,000     $  134,700
  Accounts payable                                    327,862        308,581
  Other accrued liabilities                           786,656        503,232
  Income taxes payable                                 73,156        168,942
                                                    ---------      ---------
    Total current liabilities                       1,297,674      1,115,455

Long-term obligations                                  46,717        170,652
Deferred income taxes                                  60,685         25,332

Stockholders' equity:
  Preferred stock, no par value,
    10,000 shares authorized;
    none outstanding                                       -              -
  Common stock, $.01 par value,
    990,000 shares authorized;
    shares outstanding: November 30, 1997:
    354,562; May 31, 1997:  334,944                 1,564,586      1,183,926
  Retained earnings                                 1,002,280      1,049,561
  Unrealized gain on investments, net                     536          2,320
  Unamortized restricted stock grants                  (4,912)        (5,165)
  Accumulated translation adjustments                  (1,504)        (2,298)
                                                    ---------      ---------

    Total stockholders' equity                      2,560,986      2,228,344
                                                    ---------      ---------

    Total liabilities and stockholders' equity     $3,966,062     $3,539,783
                                                    =========      =========


See notes to consolidated financial statements.




                              3Com Corporation
                   Consolidated Statements of Cash Flows
                         (As restated, see Note 2)
                          (Dollars in thousands)
                                (Unaudited)

                                                        Six Months Ended
                                                          November 30,
                                                      1997           1996
                                                      ----           ----

Cash flows from operating activities:
  Net income (loss)                                $  (47,212)    $  279,642
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
  Depreciation and amortization                       128,201         95,790
  Deferred income taxes                               (81,971)         8,471
  Pooling of interests:  OnStream                          -           4,850
                         U.S. Robotics                 15,052         29,195
  Purchased in-process technology                          -          54,000
  Merger-related charges                              268,558         (6,600)
  Changes in assets and liabilities,
    net of effects of acquisitions:
    Accounts receivable                                87,679       (405,581)
    Inventories                                      (173,432)        85,919
    Other current assets                              (22,010)       (24,894)
    Accounts payable                                   19,281         95,609
    Other accrued liabilities                         145,227         38,788
    Income taxes payable                               54,572        128,884
                                                    ---------      ---------

Net cash provided by operating activities             393,945        384,073

Cash flows from investing activities:
  Purchase of short-term investments                 (269,631)      (211,257)
  Proceeds from short-term investments                209,603        171,362
  Purchase of property and equipment                 (211,222)      (213,624)
  Business acquired in purchase transaction                -         (66,547)
  Other, net                                          (25,418)       (28,658)
                                                    ---------      ---------

Net cash used for investing activities               (296,668)      (348,724)
                                                    ---------      ---------

Cash flows from financing activities:
  Issuance of common stock                            234,110         53,782
  Repayments of short-term debt, notes payable
    and capital lease obligations                    (168,066)        (1,386)
  Repayments of long-term obligations                 (12,397)          (177)
  Net proceeds from issuance of debt                   33,300         50,000
  Other, net                                            4,287         (2,274)
                                                    ---------      ---------

Net cash provided by financing activities              91,234         99,945
                                                    ---------      ---------

Increase in cash and equivalents                      188,511        135,294
Cash and equivalents, beginning of period             351,237        233,573
                                                    ---------      ---------

Cash and equivalents, end of period                $  539,748     $  368,867
                                                    =========      =========

Non-cash financing and investing activities:
  Tax benefit on stock option transactions         $  131,351     $   70,104
  Unrealized gain (loss) on investments, net       $   (1,784)    $    1,923


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

The unaudited consolidated financial statements have been prepared by the Company and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the Company's financial position as of November 30, 1997, and the results of operations for the three and six months ended November 30, 1997 and 1996 and cash flows for the six months ended November 30, 1997 and 1996.

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

In response to a review by the staff of the Securities and Exchange Commission of the Company's Form 10-Q filings for the quarterly periods ended August 31, 1997 and November 30, 1997, the Company is revising previously reported financial statements. Specifically, and as discussed in detail below, the consolidated financial statements as of and for the year ended May 31, 1997, and as of and for the three and six months ended November 30, 1997 and 1996 have been restated to (1) recombine the periods presented for fiscal 1997, (2) adjust the merger-related charge recorded in the quarter ended August 31, 1997, and (3) exclude the effect of conforming the two companies' fixed asset capitalization policies.


Recombination of Fiscal 1997
----------------------------

The Company is revising the methodology for presenting the combined historical financial results of 3Com and U.S. Robotics for fiscal 1997. The Company had previously combined the 12-month period ended May 31, 1997 for 3Com with the 12-month period ended March 30, 1997 for U.S. Robotics. This combining methodology resulted in U.S. Robotics' April and May 1997 operating results, a net loss of $160.3 million, being recorded as a decrease to the Company's retained earnings as of June
1, 1997 rather than as a component of the fiscal 1997 statement of operations.

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


                                     Fiscal 1997 Quarterly Periods
                           -------------------------------------------------

                              Q1'97         Q2'97         Q3'97      Q4'97
                              -----         -----         -----      -----

3Com                       August`96     November`96   February`97  May`97
U.S. Robotics
  Previously reported      June`96       September`96  December`96  March`97
  As recombined            September`96  December`96   March`97     May`97*

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
                                                       =====


The $61.8 million decrease in the charge reflects a change in the amount and timing of recording the product swap-out costs associated with certain discontinued products. The Company expects the total cost of the swap-out program will be significantly less than the amount originally accrued. As originally recorded, shipment of replacement products resulted in the recognition of sales and cost of sales. The revised accounting for the swap-out program records the net cost of the swap-out as a merger-related charge as the costs are incurred. Accordingly, sales and cost of sales were reduced in the second quarter by $23.1 million and $5.5 million, respectively. For the six months ended November 30, 1997, the reduction of sales and cost of sales totaled $26.4 million and $6.7 million, respectively.

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

The Company expects there will be minimal impact on future operating results attributable to the aforementioned adjustments to the merger-related charge.
In future quarters the Company estimates there will be a total of approximately $10 to $15 million of additional merger-related costs associated with the product swap-out program.

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

- $49.1 million associated with certain long-term assets, primarily including duplicate finance, manufacturing, human resource and other management information systems, and capitalized purchased research and development costs related to a discontinued product; and

- $39.7 million primarily associated with the elimination and phase-out of duplicate wide area networking products (i.e., 3Com's AccessBuilder (registered trademark) 2000, 4000, 5000 and 8000 products and U.S. Robotics
(registered trademark) TOTALswitch, ATM switch, LANLinker and related small office home office products), and the discontinuance of U.S. Robotics' telephony products. The charge primarily includes inventory write-offs and noncancelable purchase commitments.

The remaining merger-related accrual at November 30, 1997 was approximately $162 million. Total expected cash expenditures relating to the merger charge are estimated to be approximately $138 million, of which approximately
$64 million was disbursed prior to November 30, 1997.
Termination benefits paid to 561 employees terminated through November 30, 1997 (approximately 56 percent of the total planned severances) were approximately $30 million. The remaining severance and outplacement amounts are expected to be paid within the next nine months.


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


Effect of Restatements on Consolidated Financial Statements
-----------------------------------------------------------

The effect of the restatements described above on the consolidated balance sheets as of November 30, 1997 and May 31, 1997 and the consolidated statements of operations for the three and six months ended November
30, 1997 and 1996 is as follows (in thousands):


                                 November 30, 1997          May 31, 1997
                                 -----------------          ------------
                                   As                      As
                               Previously      As      Previously      As
                                Reported    Restated    Reported    Restated
                                --------    --------    --------    --------

Total current assets           $3,099,914  $3,087,809  $2,836,564  $2,689,678

Property and equipment, net       743,195     773,137     723,962     731,301

Total assets                    3,923,202   3,966,062   3,673,170   3,539,783

Total current liabilities       1,339,339   1,297,674   1,095,813   1,115,455

Total stockholders' equity      2,476,461   2,560,986   2,381,042   2,228,344


                                 Three Months Ended      Three Months Ended
                                  November 30, 1997       November 30, 1996
                                  -----------------       -----------------
                                   As                      As
                               Previously      As      Previously      As
                                Reported    Restated    Reported    Restated
                                --------    --------    --------    --------

Sales                          $1,220,253  $1,197,189  $1,421,660  $1,459,939
Cost of sales                     651,094     645,344     738,252     756,916
                                ---------   ---------   ---------   ---------
Gross margin                      569,159     551,845     683,408     703,023
                                ---------   ---------   ---------   ---------

Operating expenses:
  Sales and marketing             337,594     338,334     243,893     253,160
  Research and development        145,491     144,978     107,388     113,328
  General and administrative       70,507      71,265      55,256      56,417
  Purchased in-process technology      -           -       54,000          -
  Merger-related charges               -       (1,229)      6,600       6,600
                                ---------   ---------   ---------   ---------
Total operating expenses          553,592     553,348     467,137     429,505
                                ---------   ---------   ---------   ---------

Operating income (loss)            15,567      (1,503)    216,271     273,518
Interest and other income, net      7,637       7,637       4,133       3,532
                                ---------   ---------   ---------   ---------

Income before income taxes         23,204       6,134     220,404     277,050
Income tax provision                8,121       2,113     101,363     102,452
                                ---------   ---------   ---------   ---------

Net income                     $   15,083  $    4,021  $  119,041  $  174,598
                                =========   =========   =========   =========


Net income per common
  and equivalent share:
    Primary                    $     0.04  $     0.01  $     0.34  $     0.49
    Fully diluted              $     0.04  $     0.01  $     0.34  $     0.49

Shares used in computing
  per share amounts:
    Primary                       365,085     365,085     353,657     354,787
    Fully diluted                 365,105     365,105     355,158     355,979


                                  Six Months Ended        Six Months Ended
                                  November 30,1997        November 30, 1996
                                  ----------------        -----------------
                                   As                      As
                               Previously      As      Previously      As
                                Reported    Restated    Reported    Restated
                                --------    --------    --------    --------

Sales                          $2,821,115  $2,794,705  $2,671,720  $2,771,443
Cost of sales                   1,483,902   1,476,773   1,395,649   1,450,509
                                ---------   ---------   ---------   ---------
Gross margin                    1,337,213   1,317,932   1,276,071   1,320,934
                                ---------   ---------   ---------   ---------

Operating expenses:
  Sales and marketing             638,901     640,712     449,350     475,637
  Research and development        287,608     287,776     205,504     211,381
  General and administrative      133,096     134,130     102,565     106,153
  Purchased in-process technology      -           -       54,000      54,000
  Merger-related charges          426,000     268,558       6,600       6,600
                                ---------   ---------   ---------   ---------
Total operating expenses        1,485,605   1,331,176     818,019     853,771
                                ---------   ---------   ---------   ---------

Operating income (loss)          (148,392)    (13,244)    458,052     467,163
Interest and other income, net     10,598      10,598       7,106       5,810
                                ---------   ---------   ---------   ---------

Income (loss) before income
  taxes                          (137,794)     (2,646)    465,158     472,973
Income tax provision (benefit)     (6,057)     44,566     191,247     193,331
                                ---------   ---------   ---------   ---------

Net income (loss)              $ (131,737) $  (47,212) $  273,911  $  279,642
                                =========   =========   =========   =========


Net income (loss) per common
  and equivalent share:
    Primary                    $    (0.37) $    (0.13) $     0.78  $     0.79
    Fully diluted              $    (0.37) $    (0.13) $     0.77  $     0.79

Shares used in computing
  per share amounts:
    Primary                       353,529     353,529     352,814     352,563
    Fully diluted                 353,539     353,529     353,772     353,586


Effect of Restatement on Pro Forma Information
----------------------------------------------

The fiscal 1997 consolidated financial statements have been restated to include U.S. Robotics information on the basis described above. The consolidated statements of income for the fiscal years ended May 31, 1996 and 1995 include the U.S. Robotics statements of income for the fiscal years ended September 29, 1996 and October 1, 1995, respectively. This presentation has the effect of including U.S. Robotics' results of operations for the three month period ended September 29, 1996 in both the combined years ended May 31, 1997 and 1996, and reflects sales of $611.4 million and net income of $13.5 million, which has been reported as a decrease to the Company's fiscal 1997 retained earnings.

The combined results below reflect reclassifications to conform financial statement presentation. Summarized proforma operating results as previously reported and as restated for the three and six months ended November 30, 1996 are as follows:


                               Three Months Ended        Six Months Ended
                                  November 30,              November 30,
                                      1996                      1996
                           --------------------------------------------------
                                (In thousands, except per share amounts)
                           As Previously     As      As Previously     As
                             Reported     Restated     Reported     Restated
                             --------     --------     --------     --------

Sales:
3Com                        $  820,296   $  820,296   $1,530,436   $1,530,436
U.S. Robotics                  611,410      645,412    1,158,195    1,256,822
Reclassifications to
  conform financial
  statement presentation       (10,046)      (5,769)     (16,911)     (15,815)
                             ---------    ---------    ---------    ---------
Combined                    $1,421,660   $1,459,939   $2,671,720   $2,771,443
                             =========    =========    =========    =========

Net income:
3Com                        $  105,569   $  105,569   $  197,141   $  197,141
U.S. Robotics                   13,472       69,029       76,770       82,501
                             ---------    ---------    ---------    ---------
Combined                    $  119,041   $  174,598   $  273,911   $  279,642
                             =========    =========    =========    =========

Net income per common
  and equivalent share
  (on a fully diluted basis):
3Com                        $     0.56   $     0.56   $     1.06   $     0.53
U.S. Robotics (1)                 0.08         0.41         0.45         0.49
                             ---------    ---------    ---------    ---------
Combined                    $     0.34   $     0.49   $     0.77   $     0.79
                             =========    =========    =========    =========

(1) Adjusted for effect of exchange ratio of 1.75 shares of 3Com Common Stock for each share of U.S. Robotics
Common Stock.


3.	Inventories consisted of (in thousands):


                               November 30, 1997            May 31, 1997
                            ----------------------    ----------------------
                                As                        As
                            Previously       As       Previously       As
                             Reported     Restated     Reported     Restated
                             --------     --------     --------     --------

Finished goods              $  459,692   $  466,690   $  262,023   $  346,631
Work-in-process                 53,620       53,620       35,462       31,606
Raw materials                  115,662      115,662      104,871      135,503
                             ---------    ---------    ---------    ---------

Total                       $  628,974   $  635,972   $  402,356   $  513,740
                             =========    =========    =========    =========


4.	Net Income (Loss) Per Common and Equivalent Share

Net income (loss) per common and equivalent share is computed based on the weighted average number of common shares and the dilutive effects of stock options outstanding during the period using the treasury stock method. Common equivalent shares were not included in the calculation of earnings per share for the six months ended November 30, 1997 as they were antidilutive. The effect of the assumed conversion of the 10.25 percent convertible subordinated notes was antidilutive for all periods presented.


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


6.	Effects of Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards
Board (FASB) issued Statement of Financial Accounting
Standards No. 128 (SFAS 128), "Earnings per Share."  This
Statement establishes and simplifies standards for computing and presenting earnings per share. SFAS 128 will be effective for the Company's third quarter of fiscal 1998, and requires restatement of all previously reported earnings per share data that are presented.
Early adoption of this Statement is not permitted.  SFAS
128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. Under SFAS
128, the Company's reported earnings per share for the three and six months ended November 30, 1997 and 1996 would have been:


                   Three Months Ended         Six Months Ended
                      November 30,              November 30,
                   1997         1996         1997         1996
                   ----         ----         ----         ----

Basic            $  0.01      $  0.53      $ (0.14)     $  0.85
Diluted          $  0.01      $  0.49      $ (0.14)     $  0.79


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
        Financial Condition and Results of Operations

The Company has restated its consolidated financial statements for the three and six months ended November 30, 1997 and 1996, and the fiscal year ended May 31, 1997. For a detailed description of the restatements, please see Notes 1 and 2 of Notes to Consolidated Financial Statements. The following Management's Discussion and Analysis of Financial Condition and Results of Operations pertains to the consolidated financial statements, as restated.


Results of Operations
---------------------

The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in the Company's consolidated statements of operations:


                                 Three Months Ended        Six Months Ended
                                    November 30,             November 30,
                                 ------------------        ----------------
                                 1997         1996         1997         1996
                                 ----         ----         ----         ----

Sales.......................... 100.0 %      100.0 %      100.0 %      100.0 %
Cost of sales..................  53.9         51.8         52.8         52.3
                                -----        -----        -----        -----
Gross margin...................  46.1         48.2         47.2         47.7
                                -----        -----        -----        -----
Operating expenses:
  Sales and marketing..........  28.2         17.3         22.9         17.2
  Research and development.....  12.1          7.8         10.3          7.6
  General and
    administrative.............   6.0          3.9          4.8          3.8
  Purchased in-process
    technology.................    -            -            -           1.9
  Merger-related charges.......  (0.1)         0.5          9.7          0.3
                                -----        -----        -----        -----
    Total operating expenses...  46.2         29.5         47.7         30.8
                                -----        -----        -----        -----
Operating income (loss)........  (0.1)        18.7         (0.5)        16.9
Interest and other income,
  net..........................   0.6          0.3          0.4          0.2
                                -----        -----        -----        -----
Income (loss) before income
  taxes........................   0.5         19.0         (0.1)        17.1
Income tax provision...........   0.2          7.0          1.6          7.0
                                -----        -----        -----        -----
Net income (loss)..............   0.3 %       12.0 %       (1.7)%       10.1 %
                                =====        =====        =====        =====

Excluding merger-related
  and purchased in-process
  technology charges:
    Total operating expenses..   46.3 %       29.0 %       38.0 %       28.6 %
    Operating income (loss)...   (0.2)        19.2          9.1         19.0
    Net income................    0.2         12.4          6.2         12.3


Sales in the second quarter of fiscal 1998 totaled $1.2 billion, a decrease of $262.8 million or 18 percent from the corresponding quarter a year ago. Sales of network systems products (e.g., switches, routers, hubs, and remote access concentrators) in the second quarter of fiscal 1998 decreased three percent from the same quarter one year ago and decreased 16 percent compared to the first quarter of fiscal 1998.
Sales of network systems products represented 50 percent of total sales in the second quarter of fiscal 1998, compared to 42 percent in the year ago quarter. Sales of client access products (e.g., modems and network interface cards (NICs) in the second quarter of fiscal 1998 decreased 29 percent from the same quarter a year ago and 32 percent from the first quarter of fiscal 1998. Net sales of modem products during the second quarter were approximately $325 million. Sales of client access products in the second quarter of fiscal 1998 represented 50 percent of total sales compared to 58 percent in the second quarter of fiscal 1997. Domestic sales represented 58 percent of total sales for the second quarter of fiscal 1998. Domestic and international sales decreased 17 percent and 19 percent, respectively, when compared to the second quarter of fiscal 1997. The Company also experienced a sequential decline from the first quarter of fiscal 1998 in domestic and international sales of 22 percent and 29 percent, respectively.

Sales in the first six months of fiscal 1998 totaled $2.8 billion, an increase of $23.3 million or one percent from the corresponding period a year ago. Sales of network systems products in the first six months of fiscal 1998 increased 8 percent from the same period one year ago, and represented 47 percent of total sales, compared to 44 percent in the year ago period. Sales of client access products in the first six months of fiscal 1998 decreased five percent from the same period one year ago, and represented 53 percent of total sales, compared to 56 percent in the first six months of fiscal 1997. Domestic sales for the first six months of fiscal 1998 comprised 56 percent of total sales compared to 60 percent in the same period a year ago. Domestic sales decreased five percent while international sales increased nine percent when compared to the first six months of fiscal 1997. During the quarter, the Company began transitioning to next generation platforms across several major product categories. For example, the Company introduced and began shipping new CoreBuilderTM High-Function Switches and began shipping the Total ControlTM HiPerTM Access System. In addition, the pricing environment continued to be very competitive, and although the Company experienced significant year-over-year unit growth in key products such as Fast Ethernet NICs and workgroup switches, these gains were partially offset by declines in average selling prices.

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

During the second quarter of fiscal 1998, sales in the Asia Pacific region compared to the second quarter of fiscal 1997 and the first quarter of fiscal 1998 decreased nine percent and 35 percent, respectively. Historically, the Asia Pacific region had been a high growth region for the networking industry and the Company. During the second quarter of fiscal 1998, however, several Asian countries experienced a weakening of their local currencies and turmoil in their financial markets and institutions, which the Company believes adversely affected financial results for the second quarter of fiscal 1998.

An additional factor affecting second quarter results was an apparent slowdown in the growth of the networking industry.
Recent reports by industry sources indicated that the networking industry worldwide grew by less than 20 percent during 1997, well below historical growth rates.

Gross margin as a percentage of sales was 46.1 percent in the second quarter of fiscal 1998, compared to 48.2 percent in the second quarter of fiscal 1997 and 48.0 percent in the first quarter of fiscal 1998. The decline in margins during the second quarter of fiscal 1998 resulted, in part, from period costs being a higher percentage of sales. Margins also reflected higher sales of certain NICs and workgroup switching products which have lower margins than other NICs and workgroup switching products. These factors were partially offset by increased sales of higher margin modem products, such as the U.S. Robotics (registered trademark) brand 56 Kbps modem with x2TM technology. Gross margin as a percentage of sales was 47.2 percent in the first six months of fiscal 1998, compared to 47.7 percent for the first six months of fiscal 1997.

Operating expenses in the second quarter of fiscal 1998 were $553.3 million or 46.2 percent of sales, compared to $429.5 million or 29.5 percent of sales in second quarter of fiscal 1997 and $777.8 million or 48.7 percent of sales in the first quarter of fiscal 1998. Operating expenses in the first six months of fiscal 1998 were $1,331.2 million or 47.7 percent of sales, compared to $853.8 million or 30.8 percent of sales in first six months of fiscal 1997. Operating expenses as a percentage of sales were higher than historical levels primarily due to the reduced level of sales for the second quarter of fiscal 1998, as discussed above. Excluding a charge of $6.6 million associated with 3Com's acquisition of OnStream Networks, Inc. (OnStream), operating expenses would have been $422.9 million, or 29.0 percent of sales for the second quarter of fiscal 1997. Excluding the merger-related charge of $268.6 million in the first six months of fiscal 1998, operating expenses would have been $1,062.6 million or 38.0 percent of sales.

Sales and marketing expenses in the second quarter of fiscal 1998 increased $85.2 million or 34 percent from the second quarter of fiscal 1997 and $36.0 million or 12 percent from the first quarter of fiscal 1998. Sales and marketing expenses as a percentage of sales increased to 28.2 percent of sales in the second quarter of fiscal 1998, from 17.3 percent in the corresponding fiscal 1997 period and 18.9 percent in the first quarter of fiscal 1998. Sales and marketing expenses in the first six months of fiscal 1998 increased $165.1 million or 35 percent from the first six months of fiscal 1997. The increase in absolute dollars primarily reflected an increase in field sales, marketing and customer support.

Research and development expenses in the second quarter of fiscal 1998 increased $31.7 million or 28 percent from the year-ago period, and $2.2 million or 2 percent from the first quarter of fiscal 1998. Research and development expenses increased to 12.1 percent of total sales in the second quarter of fiscal 1998, compared to 7.8 percent in second quarter of fiscal 1997 and 8.9 percent in the first quarter of fiscal 1998. Research and development expenses in the first six months of fiscal 1998 increased $76.4 million or 36 percent from the year-ago six-month period. The increase in research and development expenses in absolute dollars was primarily attributable to the cost of developing the Company's new products in the areas of client access, switching, and network management, and its expansion into new technologies and markets. The Company believes the timely introduction of new technologies and products is crucial to its success, and plans to continue to make acquisitions or strategic investments to accelerate time to market where appropriate.

General and administrative expenses in the second quarter of fiscal 1998 increased $14.8 million or 26 percent from the same period a year ago, and $8.4 million or 13 percent from the first quarter of fiscal 1998. General and administrative expenses increased to 6.0 percent of total sales in the second quarter of fiscal 1998, compared to 3.9 percent in the second quarter of fiscal 1997 and 4.0 percent in the first quarter of fiscal 1998. General and administrative expenses in the first six months of fiscal 1998 increased $28.0 million or 26 percent from the same period a year ago. The increase in general and administrative expenses in absolute dollars primarily reflected an expansion of the Company's infrastructure.

During the second quarter of fiscal 1998, merger-related charges were a net credit of $1.2 million. A $15.4 million reduction in previously recorded merger-related costs, primarily due to a reduction in the estimate of costs associated with duplicate facilities, was partially offset by $14.2 million of product swap-out costs incurred during the quarter.

Interest and other income, net, increased $4.1 million or 116 percent compared to the second quarter of fiscal 1997 and $4.7 million compared to the first quarter of fiscal 1998.
Interest and other income, net, increased approximately $4.8 million in the first six months of fiscal 1998 compared to the first six months of fiscal 1997. Such increases were due to higher interest income in the second quarter of fiscal 1998 and lower foreign currency losses. The majority of the Company's sales are denominated in U.S. Dollars. Where available, the Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates.

The Company's effective income tax rate was approximately 34.4 percent in the second quarter of fiscal 1998 compared to 37.0 percent in the second quarter of fiscal 1997. Excluding the merger-related charge associated with OnStream, the pro forma income tax rate was 36.1 percent for the second quarter of fiscal 1997. The Company recorded a tax provision of $44.6 million for the first six months of fiscal 1998, compared to $193.3 million for the first six months of fiscal 1997. The provision in the first six months of fiscal 1998 reflected the non-deductibility of certain costs associated with the U.S. Robotics merger. Excluding these costs, the pro forma effective income tax rate was 35.0 percent for the first six months of fiscal 1998. The provision for the first six months of fiscal 1997 reflected the non-deductibility of the purchased in-process technology charge associated with the acquisition of Scorpio and merger-related charge associated with OnStream. Excluding these charges, the pro forma income tax rate was 36.2 percent for the first six months of fiscal 1997.

Net income for the second quarter of fiscal 1998 was $4.0 million, or $0.01 per share, compared to net income of $174.6 million, or $0.49 per share, for the second quarter of fiscal 1997. Excluding the merger-related charge associated with OnStream, net income was $181.2 million, or $0.51 per share for the second quarter of fiscal 1997. Net loss for the first six months of fiscal 1998 was $47.2 million, or $0.13 per share, compared to net income of $279.6 million, or $0.79 per share, for the first six months of fiscal 1997. Excluding the merger-related charges associated with U.S. Robotics, net income was $172.8 million, or $0.48 per share for the first six months of fiscal 1998. Excluding the purchased in-process technology and merger-related charges associated with Scorpio and OnStream, net income was $340.2 million, or $0.96 per share for the first six months of fiscal 1997.


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

The Company, from time to time, must negotiate licenses with third parties in order to obtain rights to incorporate proprietary technologies, including de facto and official standard networking and communications protocols and specifications, into its products. In most instances, the owners of intellectual property rights covering technologies required to implement official standards have undertaken to license such rights on reasonable and non-discriminatory terms, and as a general rule the Company has no reason to believe that these parties will fail to honor their undertakings and the Company anticipates that it will be able to enter into licenses with such parties on reasonable terms that will be comparable to those available to its competitors. There can be no assurances in this regard, however, and there is always the potential for disputes and litigation, even where a third party owner of intellectual property rights has undertaken to make licenses generally available or has actually entered into licenses upon which the Company has relied in designing and making its products. By way of example, the Company is currently involved in disputes with Motorola, Inc. over patents related to certain modem standards and with Livingston Enterprises, Inc. over certain software previously licensed by U.S. Robotics. See Part II. Item 1. Legal Proceedings. The Company's failure to obtain and maintain licenses for all of the third party intellectual property rights required for the manufacture, sale and use of its products, particularly those which must comply with industry standard protocols and specifications in order to be commercially viable, could have a material adverse effect on the Company's business, results of operation, and financial condition.

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

Many computer systems were not designed with the year 2000 issues in mind, and may require significant hardware and software modifications. During the next few years, companies owning and operating such systems may plan to devote a substantial portion of their information systems' spending to make such modifications and divert spending away from networking solutions. This could have an adverse impact on the Company's sales and results of operations. The Company believes the majority of its major systems are currently Year 2000 compliant, and costs to transition the Company's remaining systems to Year 2000 compliance are not anticipated to be material.

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


Liquidity and Capital Resources

Cash, equivalents and short-term investments at November 30, 1997 were $1.1 billion, increasing $245.9 million from May 31, 1997.

For the six months ended November 30, 1997, net cash generated from operating activities was $393.9 million. Accounts receivable at November 30, 1997 decreased $87.7 million from May 31, 1997 to $908.4 million. Days sales outstanding in receivables increased to 68 days at November 30, 1997, compared to 65 days at May 31, 1997 due primarily to a higher concentration of sales in the third month of the quarter ended November 30, 1997, compared to the third month of the quarter ended May 31, 1997. Inventory levels at November 30, 1997 increased $122.2 million, of which $120.1 million was finished goods, from the prior fiscal year-end to $636.0 million. Inventory turnover was 4.9 turns at November 30, 1997, compared to 6.4 turns at May 31, 1997, primarily as a result of the increase in the Company's inventory due to reduced sales levels, as previously discussed.

During the six months ended November 30, 1997, the Company made $211.2 million in capital expenditures. Major capital expenditures included upgrades and expansion of the Company's facilities in the U.K., Santa Clara, California and Illinois and the continuing development of the Company's worldwide information systems. As of November 30, 1997, the Company had approximately $170 million in capital expenditure commitments outstanding primarily associated with the construction and expansion of office and manufacturing space in Santa Clara, Illinois, the U.K., and Singapore.

During the first six months of fiscal 1998, the Company received cash of $234.1 million from the sale of approximately
20 million shares of its common stock to employees through its employee stock purchase and option plans. These cash inflows related primarily to the exercise of stock options by employees of U.S. Robotics. Pursuant to a change-in-control feature of the U.S. Robotics' employee stock option plans, substantially all outstanding options held by employees of U.S. Robotics became fully vestedand exercisable upon closing of the merger in June 1997. In addition, the Section 16(b) affiliates of both U.S. Robotics and 3Com were subject to restrictions on the sale of their shares because of the rules applicable to a pooling-of-interests and such affiliate restrictions lapsed in September
1997.

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

The Company has a $100 million revolving bank credit agreement which expires December 20, 1999. Payment of cash dividends are permitted under the credit agreement, subject to certain limitations based on net income levels of the Company. The Company has not paid and does not anticipate it will pay cash dividends on its common stock. The credit agreement requires the Company to maintain specified financial covenants. As of November 30, 1997, there were no outstanding borrowings under the credit agreement and the Company was in compliance with all required covenants. During the quarter ended August 31, 1997, the Company repaid $168.1 million of short-term borrowings incurred by U.S. Robotics, which included $33.3 million of borrowings that occurred between May 25 and June 12, 1997.

On December 23, 1997, the Company redeemed convertible subordinated notes totaling $110 million. Under the terms of the agreement, the Company paid cash of approximately $115 million for principal, accrued interest and early payment penalties.

During the quarter ended August 31, 1997, the Company completed the merger transaction with U.S. Robotics. As a result, the Company recorded merger-related charges of $269.8 million. The remaining merger-related accrual at November 30, 1997 was approximately $162 million. Total expected cash expenditures relating to the merger charge are estimated to be approximately $138 million, of which approximately $64 million was disbursed prior to November 30, 1997. Termination benefits paid to 561 employees terminated through November 30, 1997 (approximately 56 percent of the total planned severances) were approximately $30 million. The remaining severance and outplacement amounts are expected to be paid within the next nine months.

Based on current plans and business conditions, the Company believes that its existing cash and equivalents, temporary cash investments, cash generated from operations and the available revolving credit agreement will be sufficient to satisfy anticipated operating cash requirements for at least the next twelve months.


Effects of Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." This Statement establishes and simplifies standards for computing and presenting earnings per share. SFAS 128 will be effective for the Company's third quarter of fiscal 1998, and requires restatement of all previously reported earnings per share data that are presented. Early adoption of this Statement is not permitted. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. Under SFAS 128, the Company's reported earnings per share for the three and six months ended November 30, 1997 and 1996 would have been:

                    Three Months Ended     Six Months Ended
                       November 30,          November 30,
                     1997       1996       1997       1996
                     ----       ----       ----       ----

Basic              $  0.01    $  0.53    $ (0.14)   $  0.85
Diluted            $  0.01    $  0.49    $ (0.14)   $  0.79


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

        (a)     The Annual Meeting of Shareholders was held on
October 7, 1997.

        (b) Each of the persons named in the Proxy Statement as a nominee for director was elected and the proposals listed below were approved. The following are the voting results of the proposals:

Proposal I                      In Favor      Instructed      Withheld
----------                      --------      ----------      --------
Election of Directors          294,476,345        57,881     1,516,491

Proposal II                     In Favor       Opposed        Abstain
-----------                     --------       -------        -------
To approve an increase in
the share reserve under the
Company's 1983 Stock Option
Plan by 7,000,000 shares.      255,933,552    38,672,866     1,444,299

Proposal III                    In Favor       Opposed        Abstain
------------                    --------       -------        -------
To ratify the appointment
of Deloitte & Touche LLP
as the Company's independent
public accountants for the
fiscal year ending May 31,
1998                           294,752,931       510,203       787,583


Item 5.	Other Information

        None.


Item 6.	Exhibits and Reports on Form 8-K

        (a)     Exhibits

        Exhibit
        Number            Description
        ------            -----------

	3.1	Certificate of Incorporation (13)
        3.2     Certificate of Correction Filed to Correct a Certain Error
in the Certificate of Incorporation (13)
	3.3	Certificate of Merger (13)
	3.4	Bylaws of 3Com Corporation, As Amended (13)
        4.1 Indenture Agreement between 3Com Corporation and The First National Bank of Boston for the private placement of convertible subordinated notes dated as of November 1, 1994 (Exhibit 5.2 to Form 8-K) (6)
        4.2 Placement Agreement for the private placement of convertible subordinated notes dated November 8, 1994 (Exhibit 5.1 to Form 8-K) (6)
        4.3 Amended and Restated Rights Agreement dated December 31, 1994 (Exhibit 10.27 to Form 10-Q) (7)
        10.1    1983 Stock Option Plan, as amended (Exhibit 10.1 to Form
10-K) (3)*
	10.2	Amended and Restated Incentive Stock Option Plan (2)*
	10.3	License Agreement dated March 19, 1981 (1)
        10.4    First Amended and Restated 1984 Employee Stock Purchase
Plan, as amended (Exhibit 19.1 to Form 10-Q) (4)*
        10.5    Second Amended and Restated 1984 Employee Stock Purchase
Plan (Exhibit 10.5 to Form 10-Q)(8)*
        10.6 3Com Corporation Director Stock Option Plan, as amended (Exhibit 19.3 to Form 10-Q) (4)*
        10.7    Amended 3Com Corporation Director Stock Option Plan
(Exhibit 10.8 to Form 10-Q)(8)*
        10.8    3Com Corporation Restricted Stock Plan, as Amended
(Exhibit 10.17 to Form 10-Q)(8)*
	10.9	1994 Stock Option Plan (Exhibit 10.22 to Form 10-K) (5)*
        10.10   Lease Agreement between BNP Leasing Corporation, as
Landlord, and 3Com Corporation, as Tenant, effective as of November 20, 1996 (Exhibit 10.37 to Form 10-Q) (10)
	10.11	Purchase Agreement between BNP Leasing Corporation and 3Com
Corporation, effective as of November 20, 1996 (Exhibit 10.38 to Form 10-Q)
(10)
	10.12	Agreement and Plan of Reorganization among 3Com Corporation,
OnStream Acquisition Corporation and OnStream Networks, Inc. dated as of October 5, 1996 (Exhibit 2.1 to Form S-4) (9)
        10.13 Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of February 3, 1997 for the Combined Great America Headquarters site (Exhibit 10.19 to Form 10-Q) (12)
	10.14	Purchase Agreement between BNP Leasing Corporation and 3Com
Corporation, effective as of February 3, 1997 for the Combined Great America Headquarters site (Exhibit 10.20 to Form 10-Q) (12)
        10.15 Credit Agreement dated as of December 20, 1996 among 3Com Corporation, Bank of America National Trust and Savings Association, as Agent,and the Other Financial Institutions Party Hereto Arranged by BA Securities, Inc. (Exhibit 10.21 to Form 10-Q) (12)
        10.16 Amended and Restated Agreement and Plan of Merger by and among 3Com Corporation, TR Acquisitions Corporation, 3Com (Delaware) Corporation, and U.S. Robotics Corporation, dated as of February 26, 1997 and amended as of March 14, 1997(11)
        10.17 Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of July 25, 1997 for the
Great America Phase III (PAL) site (13)
	10.18	Purchase Agreement between BNP Leasing Corporation and 3Com
Corporation, effective as of July 25, 1997 for the Great America Phase III
(PAL) site (13)
        10.19 Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of July 29, 1997 for the Marlborough site (13)
	10.20	Purchase Agreement between BNP Leasing Corporation and 3Com
Corporation, effective as of July 29, 1997 for the Marlborough site (13)
        10.21 Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of August 11, 1997 for the Rolling Meadows site (13)
	10.22	Purchase Agreement between BNP Leasing Corporation and 3Com
Corporation, effective as of August 11, 1997 for the Rolling Meadows site
	10.23	First Amendment to Credit Agreement (13)

	*	Indicates a management contract or compensatory plan.

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


                                 3Com Corporation
                                 (Registrant)



Dated: March 18, 1998            By: /s/ Christopher B. Paisley
       ---------------------         --------------------------
                                     Christopher B. Paisley
                                     Senior Vice President, Finance and
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)