Form 10-Q
period 1998-03-01
3COM CORP
filed 1998-04-07
CIK 738076

_________________________________________________________________

                            United States
                 Securities and Exchange Commission
                      Washington, D. C.  20549



                               FORM 10-Q



       x quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934


For the Quarterly Period Ended March 1, 1998     Commission File No. 0-12867

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

As of March 1, 1998, 355,626,139 shares of the Registrant's
Common Stock were outstanding.
_________________________________________________________________

                            3Com Corporation

                            Table of Contents


PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Statements of Operations
             Three and Nine Months Ended March 1, 1998 and February 28, 1997

             Consolidated Balance Sheets
             March 1, 1998 and May 31, 1997

             Consolidated Statements of Cash Flows
             Nine Months Ended March 1, 1998 and February 28, 1997

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

Item 3.      Defaults Upon Senior Securities

Item 4.      Submission of Matters to a Vote of Security Holders

Item 5.      Other Information

Item 6.      Exhibits and Reports on Form 8-K


Signatures




3Com, AccessBuilder and U.S. Robotics are registered trademarks of 3Com Corporation or its subsidiaries. Total Control and x2 are trademarks of 3Com Corporation or its subsidiaries.




PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements

                           3Com Corporation
                Consolidated Statements of Operations
                (In thousands, except per share data)
                             (Unaudited)

                               Three Months Ended        Nine Months Ended
                               ------------------        -----------------
                             March 1,   February 28,   March 1,   February 28,
                               1998         1997         1998         1997
                               ----         ----         ----         ----

Sales                       $1,250,191   $1,462,891   $4,044,896   $4,234,334

Cost of sales                  707,188      725,116    2,183,961    2,175,625
                             ---------    ---------    ---------    ---------

Gross margin                   543,003      737,775    1,860,935    2,058,709
                             ---------    ---------    ---------    ---------

Operating expenses:
  Sales and marketing          315,174      290,607      955,886      766,244
  Research and development     144,237      135,264      432,013      346,645
  General and administrative    67,775       63,623      201,905      169,776
  Purchased in-process
    technology                      -            -            -        54,000
  Merger-related charges
    (credits)                   (9,926)          -       258,632        6,600
                             ---------    ---------    ---------    ---------
    Total operating expenses   517,260      489,494    1,848,436    1,343,265
                             ---------    ---------    ---------    ---------

Operating income                25,743      248,281       12,499      715,444
Other income (expense), net     (4,423)       4,490        6,175       10,300
                             ---------    ---------    ---------    ---------

Income before income taxes      21,320      252,771       18,674      725,744
Income tax provision             7,462       73,667       52,028      266,998
                             ---------    ---------    ---------    ---------

Net income (loss)           $   13,858   $  179,104   $  (33,354)  $  458,746
                             =========    =========    =========    =========



Net income (loss) per share:
  Basic                     $     0.04   $     0.54   $    (0.10)  $     1.39
                             =========    =========    =========    =========
  Diluted                   $     0.04   $     0.50   $    (0.10)  $     1.30
                             =========    =========    =========    =========

Shares used in computing
  per share amounts:
  Basic                        354,766      332,362      349,028      329,469
                             =========    =========    =========    =========
  Diluted                      366,116      355,116      349,028      353,413
                             =========    =========    =========    =========

See notes to consolidated financial statements.




                           3Com Corporation
                      Consolidated Balance Sheets
                    (In thousands, except par value)
                              (Unaudited)


                                          March 1,                   May 31,
                                            1998                      1997
                                            ----                      ----

ASSETS
Current assets:
  Cash and equivalents                  $  386,028                $  351,237
  Short-term investments                   514,892                   538,706
  Accounts receivable, net                 888,955                   996,080
  Inventories, net                         769,815                   513,740
  Deferred income taxes                    222,503                   196,875
  Other                                    161,109                    93,040
                                         ---------                 ---------
    Total current assets                 2,943,302                 2,689,678

Property and equipment, net                831,353                   731,301
Deposits and other assets                   96,625                   118,804

    Total assets                        $3,871,280                $3,539,783
                                         =========                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                       $       -                 $  134,700
  Accounts payable                         406,557                   308,581
  Other accrued liabilities                742,042                   503,232
  Income taxes payable                      25,174                   168,942
                                         ---------                 ---------
    Total current liabilities            1,173,773                 1,115,455

Long-term obligations                       46,811                   170,652
Deferred income taxes                       43,745                    25,332

Stockholders' equity:
  Preferred stock, no par value,
    10,000 shares authorized;
    none outstanding                            -                         -
  Common stock, $.01 par value,
    990,000 shares authorized;
    shares outstanding: March 1, 1998,
    355,626; May 31, 1997, 334,944       1,593,890                 1,183,926
  Retained earnings                      1,016,207                 1,049,561
  Unrealized gain on investments, net        1,545                     2,320
  Unamortized restricted stock grants       (4,684)                   (5,165)
  Accumulated translation adjustments           (7)                   (2,298)
                                         ---------                 ---------

    Total stockholders' equity           2,606,951                 2,228,344
                                         ---------                 ---------
    Total liabilities and
      stockholders' equity              $3,871,280                $3,539,783
                                         =========                 =========


See notes to consolidated financial statements.




                           3Com Corporation
                 Consolidated Statements of Cash Flows
                        (Dollars in thousands)
                             (Unaudited)


                                                  Nine Months Ended
                                                  -----------------
                                         March 1,                February 28,
                                           1998                      1997
                                           ----                      ----

Cash flows from operating activities:
  Net income (loss)                     $  (33,354)               $  458,746
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating activities:
  Depreciation and amortization            198,112                   144,069
  Deferred income taxes                    (25,750)                  (14,596)
  Pooling of interests:  OnStream               -                      4,850
                         U.S. Robotics      15,052                    29,195
  Purchased in-process technology               -                     54,000
  Merger-related charges                   258,632                     6,600
  Changes in assets and liabilities,
    net of effects of acquisitions:
      Accounts receivable                  107,125                  (544,599)
      Inventories                         (318,320)                   58,017
      Other current assets                 (70,673)                  (62,062)
      Accounts payable                      97,976                   142,633
      Other accrued liabilities            112,221                   100,166
      Income taxes payable                  28,342                   182,739
                                         ---------                 ---------

Net cash provided by operating
  activities                               369,363                   559,758
                                         ---------                 ---------

Cash flows from investing activities:
  Purchase of short-term investments      (276,556)                 (399,735)
  Proceeds from short-term investments     295,735                   235,833
  Purchase of property and equipment      (324,426)                 (324,768)
  Business acquired in purchase
    transaction                                 -                    (66,547)
  Other, net                               (19,476)                  (42,562)
                                         ---------                 ---------

Net cash used for investing activities    (324,723)                 (597,779)
                                         ---------                 ---------

Cash flows from financing activities:
  Issuance of common stock                 241,401                    73,528
  Repayments of short-term debt,
    notes payable and capital lease
    obligations                           (168,066)                       -
  Repayments of long-term obligations     (122,880)                       -
  Net proceeds from issuance
    of debt                                 33,300                    60,700
  Other, net                                 6,396                      (563)
                                         ---------                 ---------

Net cash provided by (used for)
  financing activities                      (9,849)                  133,665
                                         ---------                 ---------

Increase in cash and equivalents            34,791                    95,644
Cash and equivalents, beginning
  of period                                351,237                   233,573
                                         ---------                 ---------

Cash and equivalents, end of period     $  386,028                $  329,217
                                         =========                 =========

Non-cash financing and investing activities:
  Tax benefit on stock option
    transactions                        $  153,103                $  109,250
                                         =========                 =========
  Unrealized loss on investments, net   $     (775)               $   (2,643)
                                         =========                 =========


See notes to consolidated financial statements.




                            3Com Corporation
              Notes to Consolidated Financial Statements
                              (Unaudited)


1.	Basis of Presentation

The unaudited consolidated financial statements have been prepared by 3Com Corporation (the Company) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the Company's financial position as of March 1, 1998, and the results of operations for the three and nine months ended March 1, 1998 and February 28, 1997 and cash flows for the nine months ended March 1, 1998 and February 28, 1997.

On June 1, 1997, the Company adopted a 52-53 week fiscal year ending on the Sunday nearest to May 31, which for fiscal 1998 will be May 31, 1998. The Company does not expect this change to have a material impact on the Company's financial statements. The results of operations for the three and nine months ended March 1, 1998 may not necessarily be indicative of the results to be expected for the fiscal year ending May 31, 1998. These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997.


2.	U.S. Robotics Merger

On June 12, 1997, the Company completed the merger with U.S. Robotics Corporation (U.S. Robotics), the leading supplier of products and systems for accessing information across the wide area network, including modems and remote access products. This merger was accounted for as a pooling-of-interests. The Company issued approximately 158 million shares of its common stock in exchange for all outstanding common stock of U.S. Robotics. The Company also assumed and exchanged all options to purchase U.S. Robotics' stock for options to purchase approximately 31 million shares of the Company's common stock. All financial data of the Company presented in this Form 10-Q have been restated to include the historical financial information of U.S. Robotics in accordance with generally accepted accounting principles and pursuant to Regulation S-X. The fiscal year ended May 31, 1997 for 3Com has been combined with the period from July 1, 1996 through May 25, 1997 for U.S. Robotics. This combining methodology includes the last three reported quarters of U.S. Robotics, ended September 29, 1996, December 29, 1996, and March 30, 1997, and the months of April and May 1997.
To reflect a complete 12-month year and a 3-month fourth quarter and thereby enhance comparability of periodic reported results, U.S. Robotics' results of operations for the month ended March 30, 1997 are included in both the three-month period ended March 30, 1997 and the three-month period ended May 25, 1997. 3Com's balance sheet as of May 31, 1997 was combined with U.S. Robotics' balance sheet as of May 25, 1997. The combining periods are as follows:

                                     Fiscal 1997 Quarterly Periods
                                     -----------------------------

                           Q1'97          Q2'97          Q3'97        Q4'97
                           -----          -----          -----        -----

3Com                   August `96      November `96   February `97   May `97
U.S. Robotics          September `96   December `96   March `97      May `97*

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

                                                                    Three
                                           March     April/May   Months Ended
                                            1997        1997     May 25, 1997
                                            ----        ----     ------------

Sales                                   $  541,662   $   15,277   $  556,939
Gross margin                               279,411      (49,204)     230,207

Total operating expenses                    97,457      187,557      285,014
                                         ---------    ---------    ---------

Operating income (loss                     181,954     (236,761)     (54,807)

Income (loss) before income taxes          179,647     (242,929)     (63,282)
Income tax provision (benefit)              66,720      (82,625)     (15,905)
                                         ---------    ---------    ---------

Net income (loss)                       $  112,927   $ (160,304)  $  (47,377)
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

Other expenses, net, for the two months ended May 25, 1997 were approximately $6.2 million. Such expenses reflected higher interest expense due to increased short term borrowing. During these two months, U.S. Robotics increased its short-term borrowings from approximately $61 million to approximately $135 million, $10 million under an existing $90 million short-term borrowing arrangement and $125 million under an existing $300 million revolving credit facility. Such borrowings were primarily necessary to fund ongoing operating expenses, including costs associated with the launch of the new x2 technology, as well as capital expenditures. The Company repaid such short-term borrowing shortly after closing of the merger in June 1997 between 3Com and U.S. Robotics and the use of these borrowing arrangements is no longer expected to be required.

The provision for income taxes for the two months ended May
25, 1997 was a net benefit of approximately $82.6 million, resulting in an effective tax rate of 34.0 percent.

Merger Related Charges (Credits)
--------------------------------

During the first nine months of fiscal 1998, the Company recorded merger-related charges of $258.6 million which includes approximately $216.7 million of integration expenses and $41.9 million of direct transaction costs
(consisting primarily of investment banking and other professional fees). Integration expenses included:

- $54.0 million related to the closure and elimination of owned and leased facilities, primarily duplicate corporate headquarters and domestic and European sales offices;
- $62.4 million for severance and outplacement costs related to the merger, including amounts related to termination benefits associated with employment agreements. Employee groups impacted by the merger include personnel involved in duplicate corporate services, manufacturing and logistics, product organizations and sales;
- $41.5 million associated with certain long-term assets, primarily including duplicate finance, manufacturing, human resource and other management information systems, and capitalized purchased research and development costs related to a discontinued product; and
- $58.8 million primarily associated with the elimination and phase-out of duplicate wide area networking products
(i.e., 3Com's AccessBuilder[registered trademark] 2000, 4000, 5000 and 8000 products and U.S. Robotics'[registered trademark] TOTALswitch, ATM switch, LANLinker and related small office home office products), and the discontinuance of U.S. Robotics' telephony products. The charge primarily includes inventory write-offs and noncancelable purchase commitments.

During the third quarter of fiscal 1998, merger-related charges were a net credit of $9.9 million. Primarily included in this credit were actual costs incurred for a product swap-out program associated with certain discontinued products, which were more than offset by reductions in the estimates for remaining charges associated with duplicate facilities and information systems.

The remaining merger-related accrual at March 1, 1998 was approximately $112 million. Total expected cash expenditures relating to the merger charge are estimated to be approximately $126 million, of which approximately $88 million was disbursed prior to March 1, 1998. Termination benefits paid to 730 employees terminated through March 1, 1998 (approximately 75 percent of the total planned severances) were approximately $43 million. The remaining severance and outplacement amounts are expected to be paid within the next six months.

Pro Forma Information
---------------------

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

The combined results below reflect reclassifications to conform financial statement presentation. Summarized pro forma operating results for the three and nine months ended
February 28, 1997 are as follows:

                                    Three Months Ended      Nine Months Ended
                                    ------------------      -----------------
                                       February 28,            February 28,
                                           1997                    1997
                                           ----                    ----
                                     (In thousands, except per share amounts)

Sales:
3Com                                    $  786,778              $2,317,214
U.S. Robotics                              690,184               1,947,006
Reclassifications to conform financial
  statement presentation                   (14,071)                (29,886)
                                         ---------               ---------
Combined                                $1,462,891              $4,234,334
                                         =========               =========

Net income:
3Com                                    $   87,645              $  284,786
U.S. Robotics                               91,459                 173,960
                                         ---------               ---------
Combined                                $  179,104              $  458,746
                                         =========               =========

Net income per share (on a diluted basis):
3Com                                    $     0.47              $     1.53
U.S. Robotics (1)                             0.54                    1.03
                                         ---------               ---------
Combined                                $     0.50              $     1.30
                                         =========               =========

(1) Adjusted for effect of exchange ratio of 1.75 shares of 3Com Common Stock for each share of U.S. Robotics Common Stock.


3.	Inventories, net consisted of (in thousands):

                                         March 1,                   May 31,
                                           1998                      1997
                                           ----                      ----

                        Finished goods  $  537,136                $  346,631
                        Work-in-process     47,548                    31,606
                        Raw materials      185,131                   135,503
                                         ---------                 ---------

                        Total           $  769,815                $  513,740
                                         =========                 =========


4.	Bond Redemption

On December 23, 1997, the Company redeemed convertible subordinated notes totaling $110 million. Under the terms of the note agreement, the Company paid cash of approximately $115 million for principal, accrued interest
and early call premium.   Included in other income
(expense), net for the three and nine months ended March 1, 1998 is a charge of approximately $4.7 million for the early call premium and write-off of unamortized issuance fees.


5.	Net Income (Loss) Per Share

In 1997, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of employee stock options, warrants and convertible securities. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to SFAS 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share as required under SFAS 128:

                                Three months ended       Nine months ended
                                ------------------       -----------------
                              March 1,  February 28,   March 1,  February 28,
                                1998        1997         1998        1997
                                ----        ----         ----        ----

Numerator -- Net income
  (loss)                    $   13,858   $  179,104   $  (33,354)  $  458,746
                             =========    =========    =========    =========

Denominator for basic
  earnings per share --
  Weighted average shares      354,766      332,362      349,028      329,469

Effect of potentially dilutive
  common shares:
    Restricted stock               193          341           -           327
    Stock options               11,157       22,413           -        23,617
                             ---------    ---------    ---------    ---------

Denominator for diluted
  earnings per share --        366,116      355,116      349,028      353,413
                             ---------    ---------    ---------    ---------

Net income (loss) per
  share -- Basic            $     0.04   $     0.54   $    (0.10)  $     1.39
                             ---------    ---------    ---------    ---------

Net income (loss) per
  share -- Diluted          $     0.04   $     0.50   $    (0.10)  $     1.30
                             ---------    ---------    ---------    ---------

Potentially dilutive common shares are excluded from the calculation of diluted earnings per share for the nine months ended March 1, 1998, as they were antidilutive.


6.	Employee Stock Options

On December 17, 1997, the Company's Board of Directors approved the repricing of certain employee stock options with an exercise price in excess of the fair market value of the Company's common stock on January 12, 1998. The exercise price for 20.8 million shares of employee stock options was reset to $29.375, the closing market price on January 12, 1998. All such options retain their original vesting schedules but are subject to a nine-month period in which exercises are prohibited. Stock options held by executive officers and directors were not eligible for such repricing.


7.	Litigation

The Company is a party to lawsuits in the normal course of its business. The Company notes that (i) litigation in general, and patent and securities litigation in particular, can be expensive and disruptive to normal business operations and (ii) the results of complex legal proceedings can be very difficult to predict with any certainty.

Securities Litigation
---------------------

On March 24 and May 5, 1997, putative securities class action lawsuits, captioned Hirsch v. 3Com Corporation, et al., Civ. A. No. CV764977 (Hirsch) and Kravitz v. 3Com Corporation, et al., Civ. A. No. CV765962 (Kravitz), respectively, were filed against the Company and certain of its officers and directors in the California Superior Court, Santa Clara County. The complaints allege violations of Sections 25400 and 25500 of the California Corporations Code and seek unspecified damages on behalf of a purported class of purchasers of 3Com common stock during a period from September 24, 1996 through February 10, 1997.

On February 10, 1998, a putative securities class action, captioned Euredjian v. 3Com Corporation, et al., No. C-98-00508 CRB, was filed against 3Com and several of its present and former officers and directors in United States District Court for the Northern District of California asserting the same class period and factual allegations as the Hirsch and Kravitz actions. The complaint alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages. The Hirsch, Kravitz and Euredjian actions were filed after Intel Corporation sharply decreased prices on its Fast Ethernet network interface cards, which resulted in 3Com decreasing its prices on similar products and a short-term negative impact on the Company's stock price. The Company believes it has meritorious defenses to the claims in the Hirsch, Kravitz and Euredjian actions and intends to contest the lawsuits vigorously. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

Several securities actions have been filed against the Company and certain of its current and former officers and directors following the Company's merger with U.S. Robotics. In December 1997, a putative securities class action, captioned Reiver v. 3Com Corporation, et al., No. C-97-21083 JW, was filed in the United States District Court for the Northern District of California. The complaint alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class of purchasers of 3Com common stock during a period from May 19, 1997 through November 6, 1997. In December 1997 and January 1998, seven similar shareholder class action lawsuits were filed in the United States District Court for the Northern District of Illinois and the United States District Court for the Northern District of California. The cases filed in the Northern District of Illinois have been transferred to the Northern District of California, and the actions have been consolidated. The Company believes it has meritorious defenses to the claims and intends to contest the lawsuits vigorously. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

In January 1998, two purported shareholder complaints relating to the Company's June 1997 merger with U.S. Robotics were filed in California Superior Court, Santa Clara County: Stanley Grossman v. 3Com Corporation, et al., Civ. A. No. CV771335 and Jason v. 3Com Corporation, et al., Civ. A. No. CV771713. The actions allege that 3Com, several of its officers and directors, and several former U.S. Robotics officers violated Sections 11 and 15 of the Securities Act of 1933 by making alleged misrepresentations and omissions in a May 8, 1997 registration statement. The complaints seek damages in an unspecified amount on behalf of a purported class of persons who received the Company's stock during the merger pursuant to the registration statement. The Company has filed a motion in Delaware Chancery Court seeking an injunction preventing plaintiffs from proceeding, on the basis that plaintiffs' claims are barred by a settlement in a prior action. The Company believes it has meritorious defenses to the claims and intends to contest the lawsuits vigorously. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

In February 1998, a shareholder derivative action purportedly on behalf of the Company was filed in Delaware Chancery Court: Wasserman v. Benhamou, et al., Civil Action No. 16200-NC. The complaint alleges that the Company's directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct from mid-1996 through November 1997, including the conduct complained of in the securities litigation described above. The Company is named solely as a nominal defendant, against whom the plaintiff seeks no recovery.

Intellectual Property Litigation
--------------------------------

During February 1998 the Company and Livingston Enterprises, Inc. (Livingston) agreed to settle the cases pending between Livingston and U.S. Robotics in the United States District Court for the Northern District of California Case No. C-97-3551(CRB). These actions were dismissed on March 4, 1998. Neither party admitted fault in the settlement. The terms of the settlement, which were not disclosed, were not material to the business, results of operations, or financial condition of the Company.

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

By an agreement effective February 27, 1998, the Company and Motorola, Inc. settled the patent lawsuit pending between Motorola and U.S. Robotics in the United States District Court for the District of Massachusetts (Civil Action No. 97-10339RCL). This case was dismissed on March 31, 1998. Neither party admitted fault. In connection with the settlement, the Company and Motorola entered into a cross-license of their respective patents relating to high-speed analog modem technologies required for implementation of international standard data communications protocols, including the pending V.90 standard for 56 Kbps modems. The terms of the settlement, which were not disclosed, were not material to the business, results of operations or financial condition of the Company.

Consumer Litigation
-------------------

During 1997, three putative class action lawsuits were filed against the Company or its subsidiary, U.S. Robotics, in the state courts of California and Illinois. Each of the actions seeks damages as a result of alleged misrepresentations by the Company or U.S. Robotics in connection with the sale of its new x2[TM] products and products upgradeable to x2 under various California and Illinois consumer fraud statutes and under common law theories including fraud and negligent misrepresentation. Plaintiffs in Bendall, et al. v. U.S. Robotics Corporation, et al., (No. 170441, Superior Court of Marin County, California), Lippman, et al v. 3Com, (No. 97 CH 09773, Circuit Court of Cook County, Illinois), and Michaels, et. al. v. U.S. Robotics Access Corporation et al., (No. 94 CH 14417, Circuit
Court of Cook County, Illinois) seek certification respectively of nationwide classes of purchasers of x2 technology during the approximate period November 1996 through at least May 1997.
The complaints seek injunctive relief and an unspecified amount of damages. The Lippman and Michaels actions are presently stayed. Four of the seven counts of the Bendall action recently were dismissed on motion of U.S. Robotics. Plaintiffs have stated that they will attempt to replead those claims. Two other actions purporting to be brought in the public interest under California statutes were filed against U.S.
Robotics in 1997 in state court in California arising out of U.S. Robotics' alleged misrepresentations in connection with the sale of its x2 products. The plaintiff in one of these cases, Levy v. U.S. Robotics Corporation (No. 170968,
Superior Court of Marin County, California), recently voluntarily dismissed her complaint. The other action, Intervention Inc. v. U.S. Robotics Corporation (No. 984352, Superior Court of San Francisco, California), is pending and seeks injunctive and unspecified monetary relief. The
Company believes it has meritorious defenses to these lawsuits and intends to contest the lawsuits vigorously. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.


8.	Effects of Recent Accounting Pronouncements

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


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Results of Operations
---------------------

The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in the Company's consolidated statements of operations:

                             Three Months Ended         Nine Months Ended
                              ------------------        -----------------
                            March 1,   February 28,   March 1,   February 28,
                              1998          1997        1998          1997
                              ----          ----        ----          ----

Sales......................  100.0%        100.0%      100.0%        100.0%
Cost of sales .............   56.6          49.6        54.0          51.4
                             -----         -----       -----         -----
Gross margin...............   43.4          50.4        46.0          48.6
                             -----         -----       -----         -----
Operating expenses:
Sales and marketing........   25.2          20.0        23.6          18.1
Research and development...   11.5           9.2        10.7           8.2
General and administrative.    5.4           4.3         5.0           4.0
Purchased in-process
  technology...............    -             -           -             1.2
Merger-related charges
  (credits)................   (0.8)          -           6.4           0.2
                             -----         -----       -----         -----
Total operating expenses...   41.3          33.5        45.7          31.7
                             -----         -----       -----         -----
Operating income ..........    2.1          16.9         0.3          16.9
Other income (expense),
  net......................   (0.4)          0.3         0.2           0.2
                             -----         -----       -----         -----
Income  before income
  taxes....................    1.7          17.2         0.5          17.1
Income tax provision.......    0.6           5.0         1.3           6.3
                             -----         -----       -----         -----
Net income (loss)..........    1.1%         12.2%       (0.8)%        10.8%
                             =====         =====       =====         =====

Excluding merger-related
  and purchased in-process
  technology charges
  (credits):
Total operating expenses...   42.1%         33.5%       39.3%         30.3%
Operating income...........    1.3          16.9         6.7          18.3
Net income.................    0.6          11.0         4.5          11.8


Sales in the third quarter of fiscal 1998 totaled $1.25 billion, an increase of four percent from the second quarter of fiscal 1998, but a decrease of $212.7 million or 15 percent from the corresponding quarter a year ago. Sales of client access products (e.g., modems and network interface cards (NICs)) in the third quarter of fiscal 1998 increased 17 percent from the second quarter of fiscal 1998 but decreased 16 percent from the same quarter a year ago. Sales of client access products in the third quarter of fiscal 1998 represented 56 percent of total sales compared to 57 percent in the third quarter of fiscal 1997.
Sales of network systems products (e.g., switches, routers, hubs, and remote access concentrators) in the third quarter of fiscal 1998 decreased eight percent compared to the second quarter of fiscal 1998 and decreased 13 percent from the same quarter one year ago. Sales of network systems products represented 44 percent of total sales in the third quarter of fiscal 1998, compared to 43 percent in the year-ago quarter. Sales in the U.S. represented 54 percent of total sales for the third quarter of fiscal 1998. The Company experienced a sequential decline from the second quarter of fiscal 1998 in domestic sales of three percent and a sequential increase in international sales of 14 percent. U.S. and international sales decreased 15 percent and 14 percent, respectively, when compared to the third quarter of fiscal 1997.

Sales in the first nine months of fiscal 1998 totaled $4.0 billion, a decrease of $189.4 million or four percent from the corresponding period a year ago. Sales of client access products in the first nine months of fiscal 1998 decreased nine percent from the same period one year ago, and represented 54 percent of total sales, compared to 57 percent in the first nine months of fiscal 1997. Sales of network systems products in the first nine months of fiscal 1998 increased one percent from the same period one year ago, and represented 46 percent of total sales, compared to 43 percent in the year ago period. Sales in the U.S. for the first nine months of fiscal 1998 comprised 56 percent of total sales compared to 58 percent in the same period a year ago. Sales in the U.S. decreased eight percent while international sales increased one percent when compared to the first nine months of fiscal 1997.

The Company believes that the third quarter and nine-month sales were affected by the following factors.

The pricing environment has been very competitive, and although the Company experienced significant year-over-year unit growth in key products such as Fast Ethernet NICs and workgroup switches, these gains were partially offset by declines in average selling prices. For example, during the third quarter, the Company experienced significant price decreases in a number of product segments, including modems, switches, hubs and remote access concentrators.

In the second quarter of fiscal 1998, the Company adopted a new inventory business model, which generally calls for fewer weeks supply of inventory in the distribution channel. To implement this model, the Company constrained sales into the channel during the second and third quarters of fiscal 1998. As a result, sales during these periods were adversely affected.

In January 1998, the International Telecommunications Union (ITU) finally determined the V.90 standard for 56 Kbps technology. The Company believes that the previous lack of such a standard contributed to delays in customers purchasing decisions for higher-speed modems and remote access concentrators. Although the Company began shipping V.90 standard modems late in the third quarter, the Company believes these delays adversely affected sales.

During the third quarter of fiscal 1998, sales in the Asia Pacific region compared to the third quarter of fiscal 1997 decreased 13 percent. Historically, the Asia Pacific region had been a high growth region for the networking industry and the Company. During fiscal 1998, however, several Asian countries experienced a weakening of their local currencies and turmoil in their financial markets and institutions, which the Company believes has adversely affected financial results during fiscal 1998.

According to industry reports, there has been a slowdown in the growth of the networking industry since the beginning of calendar 1997. While the industry had grown at rates in excess of 30 percent in prior years, recent reports indicate that the networking industry worldwide grew by less than 20 percent during 1997, and this pattern continued into early 1998. The Company believes that this slowdown in growth rates has impacted sales during fiscal 1998.

The Company believes that the transition to new technologies and new product platforms, such as the transition to the new high-speed Ethernet standard, Gigabit Ethernet, may be delaying some purchase decisions for the Company's LAN products. Additionally, systems sales reflected lower than expected sales of the Total Control[TM] remote access platform.

Gross margin as a percentage of sales was 43.4 percent in the third quarter of fiscal 1998, compared to 46.1 percent in the second quarter of fiscal 1998 and 50.4 percent in the third quarter of fiscal 1997. The U.S. Robotics brand modems with x2 technology were introduced in the third quarter of fiscal 1997, with significantly higher margins, reflecting first-to-market pricing. During the past twelve months, increased product and price competition in this product segment has resulted in a continuing decline in gross margin percent. Gross margins during the third quarter of fiscal 1998 primarily reflected this trend. Additionally, the Company's year-over-year gross margin decline was affected by product mix, specifically higher sales of certain NICs and workgroup switching products, which carry lower gross margins. Also, the Company experienced a slowdown in sales, as well as aggressive pricing of remote access products. The Company's margins were also negatively affected in part, from fixed manufacturing costs being a higher percentage of sales, and by certain systems products, which are nearing the end of their life cycles. Gross margin as a percentage of sales was 46.0 percent in the first nine months of fiscal 1998, compared to 48.6 percent for the first nine months of fiscal 1997.

Operating expenses in the third quarter of fiscal 1998 were $517.3 million, or 41.3 percent of sales, compared to $553.3 million, or 46.2 percent of sales in the second quarter of fiscal 1998 and $489.5 million, or 33.5 percent of sales in third quarter of fiscal 1997. Operating expenses in the first nine months of fiscal 1998 were $1.8 billion or 45.7 percent of sales, compared to $1.3 billion, or 31.7 percent of sales in first nine months of fiscal 1997. Operating expenses as a percentage of sales were higher than historical levels, in part due to the reduced level of sales for the third quarter of fiscal 1998, as discussed above. Excluding a credit of $9.9 million associated with the U.S. Robotics merger, operating expenses would have been $527.2 million, or 42.1 percent of sales for the third quarter of fiscal 1998. Excluding the merger-related charge of $258.6 million in the first nine months of fiscal 1998, operating expenses would have been $1.6 billion, or 39.3 percent of sales. Excluding a charge of $54.0 million for purchased in-process technology associated with the acquisition of Scorpio Communications Ltd. (Scorpio) and a charge of $6.6 million associated with the acquisition of OnStream Networks, Inc. (OnStream), operating expenses would have been $1.3 billion, or
30.3 percent of sales for the first nine months of fiscal 1997. The Company's objective is to reduce expenses as a percentage of sales in future quarters.

Sales and marketing expenses in the third quarter of fiscal 1998 decreased $23.2 million or seven percent from the second quarter of fiscal 1998. Sales and marketing expenses as a percentage of sales decreased to 25.2 percent of sales in the third quarter of fiscal 1998, from 28.2 percent in the second quarter of fiscal 1998. The decrease in absolute dollars and dollars as a percentage of total sales resulted from the decrease in spending
in product and company-wide marketing programs.   Sales and
marketing expenses increased $24.6 million or eight percent from the third quarter of fiscal 1997 and increased as a percentage of sales from 20.0 percent in the corresponding fiscal 1997 period. The year-over-year increase is attributable to the expansion of field sales and marketing activities and personnel worldwide, as well as an increase in spending for the Company's customer service programs. Sales and marketing expenses in the first nine months of fiscal 1998 increased $189.6 million or 25 percent from the first nine months of fiscal 1997.

Research and development expenses in the third quarter of fiscal 1998 remained flat in absolute dollars when compared to the second quarter of fiscal 1998 and decreased to 11.5 percent of sales from 12.1 percent of sales in the second quarter of fiscal 1998. Research and development expenses increased $9.0 million or seven percent from the year-ago period, and increased to 11.5 percent of total sales in the third quarter of fiscal 1998, compared to 9.2 percent in third quarter of fiscal 1997.
Research and development expenses in the first nine months of fiscal 1998 increased $85.4 million or 25 percent from the year-ago nine-month period. The year-over-year increase in research and development expenses in absolute dollars and dollars as a percentage of sales was primarily attributable to the cost of developing the Company's new products in the areas of client access, switching, and network management, and its expansion into new technologies and markets. The Company believes the timely introduction of new technologies and products is crucial to its success, and plans to continue to make acquisitions or strategic investments to accelerate time to market where appropriate.

General and administrative expenses in the third quarter of fiscal 1998 decreased $3.5 million or five percent from the second quarter of fiscal 1998 and decreased to 5.4 percent of total sales in the third quarter of fiscal 1998 from 6.0 percent in the second quarter of fiscal 1998. The decrease in absolute dollars and dollars as a percentage of sales of administrative spending was partially offset by a slight increase in the provision for bad debts. General and administrative expenses in the third quarter of fiscal 1998 increased $4.2 million or seven percent from the same period a year ago, and increased to 5.4 percent of total sales in the third quarter of fiscal 1998, compared to 4.3 percent in the third quarter of fiscal 1997. General and administrative expenses in the first nine months of fiscal 1998 increased $32.1 million or 19 percent from the same period a year ago. The year-over-year increase in general and administrative expenses in absolute dollars and dollars as a percentage of sales primarily reflected the expansion of the Company's infrastructure, including personnel, as well as an increased provision for bad debts.

During the third quarter of fiscal 1998, merger-related charges were a net credit of $9.9 million Primarily included in this credit were actual costs incurred for a product swap-out program associated with certain discontinued products, which were more than offset by reductions in the estimates for remaining charges associated with duplicate facilities and information systems.

Other income (expense), net decreased $12.1 million compared to the second quarter of fiscal 1998 and $8.9 million compared to the third quarter of fiscal 1997. Other income (expense), net decreased approximately $4.1 million in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997. The majority of the Company's sales are denominated in U.S. Dollars. Where available, the Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. However, third quarter results reflect foreign currency losses of approximately $8.5 million, primarily related to Korean operations, where foreign exchange hedges were not available, or were available only to a limited extent. In addition, the Company recorded a charge of approximately $4.7 million related to an early call premium and write-off of unamortized issuance fees associated with the redemption of the convertible notes in December 1997, which was included in other income (expense), net in the third quarter of fiscal 1998.

The Company's effective income tax rate was approximately 35.0 percent in the third quarter of fiscal 1998 compared to 29.1 percent in the third quarter of fiscal 1997. Excluding a tax benefit of approximately $17.9 million associated with the acquisition of Scorpio, the pro forma income tax rate was 36.2 percent for the third quarter of fiscal 1997. The Company recorded a tax provision of $52.0 million for the first nine months of fiscal 1998, compared to $267.0 million for the first nine months of fiscal 1997. The provision in the first nine months of fiscal 1998 reflected the non-deductibility of certain costs associated with the U.S. Robotics merger. Excluding these costs, the pro forma effective income tax rate was 35.0 percent for the first nine months of fiscal 1998. The provision for the first nine months of fiscal 1997 reflected the non-deductibility of the purchased in-process technology charge and related tax benefit associated with the acquisition of Scorpio and merger-related charge associated with OnStream. Excluding these charges, the pro forma income tax rate was 36.2 percent for the first nine months of fiscal 1997.

Net income for the third quarter of fiscal 1998 was $13.9 million, or $0.04 per share, compared to net income of $179.1 million, or $0.50 per share, for the third quarter of fiscal 1997. Excluding the tax benefit associated with the acquisition of Scorpio, net income was $161.2 million, or $0.45 per share for the third quarter of fiscal 1997. Net loss for the first nine months of fiscal 1998 was $33.4 million, or $0.10 per share, compared to net income of $458.7 million, or $1.30 per share, for the first nine months of fiscal 1997. Excluding the merger-related charges associated with U.S. Robotics, net income was $180.2 million, or $0.49 per share for the first nine months of fiscal 1998. Excluding the purchased in-process technology and related tax benefit associated with the acquisition of Scorpio and the merger-related charge associated with OnStream, net income was $501.4 million, or $1.42 per share for the first nine months of fiscal 1997.


Business Environment and Risk Factors
-------------------------------------

This report contains certain forward looking statements, including statements regarding future trends in market growth, sales, gross margins, operating expenses, and inventory levels. Actual results could vary materially based on a number of factors, including but not limited to those set forth below.

In managing its business, the Company utilizes a long-term financial model which is based on observed and anticipated trends in technology and the marketplace. The model is not a prediction of financial results; it is used to make decisions about the allocation of resources and investments. During the third quarter, the Company revised the model. As reflected below, the ranges for gross margin and operating expenses as a percentage of sales were lowered, while the range for operating income was not changed.

                               Old             New
                               ---             ---
        Gross margin          48-50%        45.5-47.5%
        Operating expenses    30-32%        27.5-29.5%
        Operating income      16-20%        16.0-20.0%

The change in gross margin reflects primarily the increasing percentage of sales attributable to PC original equipment manufacturers (OEM), the emerging importance of the consumer and small enterprise market segment and increased price competition. There can be no assurance that the Company's actual results in any particular period will fall within the model.

The Company participates in a highly volatile industry which is characterized by vigorous competition for market share, rapid technological development, consolidations, uncertainty over adoption of industry standards, and declining prices for personal computers. This has in the past resulted and could in the future result in aggressive pricing practices and increased competition, both from start-up companies and from well-capitalized computer systems, communications and other major technology companies.
For example, over the past twelve months, prices in the modem market have declined significantly due to increased competition and the availability of lower-priced standard components. Also, the introduction of the new 56 Kbps higher-speed technology has created downward price pressure on older technologies. Pricing pressure also intensified in other product lines, including switches, hubs and remote access concentrators. Pricing pressure may continue on these and other products in coming quarters.

Market researchers have reported that network industry growth in calendar 1997 was less than historic growth rates and that this pattern continued into 1998. The slowdown in industry growth rates may be a reflection of changing geographic economic growth rates, inventory compression, a change in longer-term demand for networking products, or some combination thereof. There can be no assurance that the networking industry will continue to grow or that it will again achieve historic growth rates. There can also be no assurance that the Company's results in any particular quarter will fall within market researchers' forecasted ranges for growth.

The Company sells a significant portion of its products to distributors and resellers. Such distributors and resellers maintain significant levels of the Company's products in their inventories. The Company attempts to ensure appropriate levels of inventory are available to end users by working closely with these resellers and distributors. There can be no assurance that the Company will be successful in efforts to manage inventory levels at its distributors and resellers. In addition, due to consolidation in the distribution and reseller channels and the Company's increased volume of sales into these channels, the Company has experienced an increased concentration of credit risk. While the Company continually monitors and manages this risk, financial difficulties on the part of one or more of the Company's resellers may have a material adverse effect on the Company's results of operations.

Many vendors, distributors and resellers have been successful in the direct sale of products to customers who wish to order products via the Internet or through electronic data interchange
(EDI). These trends have enabled manufacturers to increase business and lower their cost structures from configure-to-order and just-in-time inventory management practices. There can be no assurance that the Company will successfully implement such systems in a timely manner and a failure to do so could adversely affect results of operations.

The Company derives an increasing portion of its sales from OEM partners including PC companies that bundle 3Com network interface cards and modems, and incorporate chip-sets into their products. The Company believes that future sales growth of these products is dependent, in part, on the Company's ability to strengthen relationships and increase business with OEM partners. OEM sales are characterized as having lower average selling prices and gross margins. Consequently, the Company's overall gross margin percentage may be adversely impacted if OEM sales become a larger percentage of the Company's business. Certain OEMs in the PC industry are integrating communication subsystems on the PC motherboard. If such integration becomes a trend, the Company's future sales growth may be adversely impacted.

In the second quarter, the Company adopted a new inventory business model. The new model generally calls for fewer weeks supply of inventory in the channel and the Company taking on some of the inventory stocking risk previously held by its customers. To implement the new model, the Company constrained sales into its distribution channels. As a result of the constrained sales and the initial stocking of new products, the Company's inventory levels increased. In addition, inventory turns have been reduced to levels that are low both relative to historical levels and the Company's long-term business model. During the fourth quarter, the Company anticipates that sales out of and into the channel should be reasonably in balance, and that changes in its build plans should, together with the planned sales levels, result in improvements in the Company's inventory position. However, there can be no assurance that the Company will achieve improvements in its inventory position, and a failure to do so could adversely affect the Company's sales, reserves for excess and obsolete inventory, and results of operations.

The Company's operations in certain markets, which are characterized by economic and political instability and currency fluctuations, may subject the Company's resellers to financial difficulties which may have an adverse impact on the Company.
For example, the recent instability in the Asian financial markets appears to have negatively impacted sales, and may continue to negatively impact sales in those markets in a number of ways, including: increasing competition from local competitors that offer sales terms in local currencies, reducing access to sources of capital needed by customers to make purchases, and slowing end user purchases. Should the Asian economic environment fail to improve, the Company would consider continuing to expand its exposure to foreign currencies to preserve long-term customer relationships. A significant fluctuation in foreign currency could have an adverse impact on the Company's sales and/or foreign currency transaction exposures. Finally, the aforementioned instability may increase credit risks as the recent weakening of certain Asian currencies may result in insolvencies or otherwise impair customers' ability to repay existing obligations. Depending on the situation in Asia in coming quarters, any or all of these factors could adversely impact the Company's financial results in future quarters.

Typically, quarterly sales and results of operations depend on the volume and timing of orders, and the ability to fulfill them within the quarter. The Company's customers historically request fulfillment of orders in a short period of time, resulting in a minimal backlog and limited visibility to future sales trends. Should incoming order rates decline, if ordered products are not readily available, or if the Company does not immediately fill orders, the Company's results of operations could be adversely affected. In addition, the Company historically has sold a large percentage of its products in the third month of each quarter. This subjects the Company to additional business risks due to unexpected disruptions in functions, including but not limited to manufacturing, order management, information systems and shipping. While the Company intends to reduce the percentage of sales in the third month of a quarter, there can be no assurance that this will occur. Failure to reduce the percentage of sales in the third month of a quarter could adversely affect the Company's financial results.

The Company's success depends, in substantial part, on the timely and successful introduction of new products. An unexpected change in one or more of the technologies affecting network communications, or in market demand for products based on a particular technology, or entry by new competitors, could lead to a slowdown in sales of certain products, and could have a material adverse effect on the Company's operating results if the Company does not respond timely and effectively to such changes. In addition, delays in shipping new products, or technical problems found in new products could adversely affect the Company's results of operations. The Company is engaged in research and development activities in certain LAN and WAN high-speed standards and high-speed technologies, such as: Fast Ethernet, Gigabit Ethernet, ATM, 56 Kbps, ISDN, xDSL and data-over-cable. As the industry standardizes on high-speed technologies, there can be no assurance that the Company will be able to respond promptly and cost-effectively to compete in the marketplace.

The Company's success depends, in substantial part, on the adoption of industry standards, the timely introduction of new standards-compliant products, and market acceptance of these products. For example, with the determination of the V.90 56 Kbps standard in January 1998, and the Company's introduction of
V.90 products in February 1998, future results of the Company are dependent, in part, on the timing and extent to which the V.90 technology is deployed by Internet Service Providers and accepted by Internet and other modem users. Slower than expected acceptance by these customers or the failure of the Company to successfully market and sell these V.90 products could have an adverse impact on the Company's results of operations.

The Company has received, and may continue to receive, notice of claims of infringement of other parties' proprietary rights.
The Company, from time to time, must negotiate licenses or cross-licenses with third parties to obtain rights to incorporate proprietary technologies or technologies, protocols or specifications embodied in industry standards. With regard to industry standard technologies, participants in the standard making process typically undertake to license such rights on reasonable and non-discriminatory terms. The Company's failure to obtain and maintain licenses for third party intellectual property rights required for the manufacture, sale and use of its products, particularly those which must comply with industry standard protocols and specifications to be commercially viable, could have a material adverse effect on the Company's business, results of operation, and financial condition.

In June 1997, the Company merged with U.S. Robotics, the largest acquisition in the history of the networking industry. Large acquisitions are challenging and there can be no assurance that products, technologies, distribution channels, customer support operations, management information systems, key personnel and businesses of U.S. Robotics or other acquired companies will be effectively assimilated into the Company's business or product offerings, or that such integration will not adversely affect the Company's business, financial condition or results of operations. The inability of management to successfully integrate the operations of the two companies in a timely manner could have a material adverse effect on the business, results of operations, and financial condition of the Company.

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


Liquidity and Capital Resources
-------------------------------

Cash, cash equivalents and short-term investments at March 1, 1998 were $900.9 million, increasing $11.0 million from May 31, 1997.

For the nine months ended March 1, 1998, net cash generated from operating activities was $369.4 million. Accounts receivable at March 1, 1998 decreased $107.1 million from May 31, 1997 to $889.0 million. Days sales outstanding in receivables decreased to 64 days at March 1, 1998, compared to 65 days at May 31, 1997. Inventory levels at March 1, 1998 increased $256.1 million, of which $190.5 million was finished goods, from the prior fiscal year-end to $769.8 million. Average inventory turnover was 4.0 turns for the quarter ended March 1, 1998, compared to 6.4 turns for the quarter ended May 31, 1997, primarily as a result of the increase in the Company's inventory due to reduced sales levels and increased inventory requirements related to the initial stocking of new products.

During the nine months ended March 1, 1998, the Company made $324.4 million in capital expenditures. Major capital expenditures included upgrades and expansion of the Company's facilities in the U.K., Santa Clara, California and Illinois and the continuing development of the Company's worldwide information systems. As of March 1, 1998, the Company had approximately $115 million in capital expenditure commitments outstanding primarily associated with the construction and expansion of office and manufacturing space in Santa Clara, Illinois, the U.K., and Singapore.

In April 1998, the Company purchased the Rolling Meadows property, which was previously under an operating lease, and paid the owner $38.3 million pursuant to its purchase rights.

During the first nine months of fiscal 1998, the Company received cash of $241.4 million from the sale of approximately 21 million shares of its common stock to employees through its employee stock purchase and option plans. These cash inflows related primarily to the exercise of stock options by former employees of U.S. Robotics. Pursuant to a change-in-control feature of the U.S. Robotics' employee stock option plans, substantially all outstanding options held by employees of U.S. Robotics became fully vested and exercisable upon closing of the merger in June 1997.

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

The two aforementioned leases require the Company to maintain specified financial covenants, all of which the Company was in compliance with as of March 1, 1998.

During the fourth quarter of fiscal 1998, the Company notified the lessor of a 58 acre parcel of land near its existing headquarters in Santa Clara of its intention to exercise its option to purchase the land for $49.5 million. On March 26, 1998 the option was exercised and the Company immediately sold a portion of the land to a third party. Terms of the transaction will result in the Company reporting a net gain of $16.5 million on the sale of the property during the fourth quarter of fiscal 1998. An additional gain of $4.2 million was deferred pending the resolution of certain contingencies.

The Company has a $100 million revolving bank credit agreement which expires December 20, 1999. Payment of cash dividends are permitted under the credit agreement, subject to certain limitations based on net income levels of the Company. The Company has not paid and does not anticipate it will pay cash dividends on its common stock. The credit agreement requires the Company to maintain specified financial covenants. As of March 1, 1998, there were no outstanding borrowings under the credit agreement and the Company was in compliance with all required covenants. During the nine months ended March 1, 1998, the Company repaid $168.1 million of short-term borrowings incurred by U.S. Robotics prior to the merger.

On December 23, 1997, the Company redeemed convertible subordinated notes totaling $110 million. Under the terms of the note agreement, the Company paid cash of approximately $115 million for principal, accrued interest and an early call
premium.   Included in other income (expense), net for the three
and nine months ended March 1, 1998 is a charge of approximately $4.7 million for the early call premium and write-off of unamortized issuance fees.

As of March 1, 1998 approximately $112 million of the merger accrual remained outstanding. Of this amount, approximately $38 million related to cash expenditures associated with the merger, which the Company expects will be incurred over the next six months.

During the fourth quarter of fiscal 1998, the Company completed the acquisition of Lanworks Technologies, Inc. for approximately $13 million, which will be accounted for as a purchase transaction. The purchase is expected to result in a charge for purchased in-process technology of approximately $8 million during the quarter ended May 31, 1998.

Based on current plans and business conditions, the Company believes that its existing cash and equivalents, temporary cash investments, cash generated from operations and the available revolving credit agreement will be sufficient to satisfy anticipated operating cash requirements for at least the next twelve months.


Effects of Recent Accounting Pronouncements
-------------------------------------------

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

The Company is a party to lawsuits in the normal course of its business. The Company notes that (i) litigation in general, and patent and securities litigation in particular, can be expensive and disruptive to normal business operations and (ii) the results of complex legal proceedings can be very difficult to predict with any certainty.

Securities Litigation
---------------------

On March 24 and May 5, 1997, putative securities class action lawsuits, captioned Hirsch v. 3Com Corporation, et al., Civ. A. No. CV764977 (Hirsch) and Kravitz v. 3Com Corporation, et al., Civ. A. No. CV765962 (Kravitz), respectively, were filed against the Company and certain of its officers and directors in the California Superior Court, Santa Clara County. The complaints allege violations of Sections 25400 and 25500 of the California Corporations Code and seek unspecified damages on behalf of a purported class of purchasers of 3Com common stock during a period from September 24, 1996 through February 10, 1997.

On February 10, 1998, a putative securities class action, captioned Euredjian v. 3Com Corporation, et al., No. C-98-00508 CRB, was filed against 3Com and several of its present and former officers and directors in United States District Court for the Northern District of California asserting the same class period and factual allegations as the Hirsch and Kravitz actions. The complaint alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages. The Hirsch, Kravitz and Euredjian actions were filed after Intel Corporation sharply decreased prices on its Fast Ethernet network interface cards, which resulted in 3Com decreasing its prices on similar products and a short-term negative impact on the Company's stock price. The Company believes it has meritorious defenses to the claims in the Hirsch, Kravitz and Euredjian actions and intends to contest the lawsuits vigorously. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

Several securities actions have been filed against the Company and certain of its current and former officers and directors following the Company's merger with U.S. Robotics. In December 1997, a putative securities class action, captioned Reiver v. 3Com Corporation, et al., No. C-97-21083 JW, was filed in the United States District Court for the Northern District of California. The complaint alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class of purchasers of 3Com common stock during a period from May 19, 1997 through November 6, 1997. In December 1997 and January 1998, seven similar shareholder class action lawsuits were filed in the United States District Court for the Northern District of Illinois and the United States District Court for the Northern District of California. The cases filed in the Northern District of Illinois have been transferred to the Northern District of California, and the actions have been consolidated. The Company believes it has meritorious defenses to the claims and intends to contest the lawsuits vigorously. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

In January 1998, two purported shareholder complaints relating to the Company's June 1997 merger with U.S. Robotics were filed in California Superior Court, Santa Clara County: Stanley Grossman
v. 3Com Corporation, et al., Civ. A. No. CV771335 and Jason v. 3Com Corporation, et al., Civ. A. No. CV771713. The actions allege that 3Com, several of its officers and directors, and several former U.S. Robotics officers violated Sections 11 and 15 of the Securities Act of 1933 by making alleged misrepresentations and omissions in a May 8, 1997 registration statement. The complaints seek damages in an unspecified amount on behalf of a purported class of persons who received the Company's stock during the merger pursuant to the registration statement. The Company has filed a motion in Delaware Chancery Court seeking an injunction preventing plaintiffs from proceeding, on the basis that plaintiffs' claims are barred by a settlement in a prior action. The Company believes it has meritorious defenses to the claims and intends to contest the lawsuits vigorously. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

In February 1998, a shareholder derivative action purportedly on behalf of the Company was filed in Delaware Chancery Court:
Wasserman v. Benhamou, et al., Civil Action No. 16200-NC. The complaint alleges that the Company's directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct from mid-1996 through November 1997, including the conduct complained of in the securities litigation described above. The Company is named solely as a nominal defendant, against whom the plaintiff seeks no recovery.

Intellectual Property Litigation
--------------------------------

During February 1998 the Company and Livingston Enterprises, Inc. (Livingston) agreed to settle the cases pending between Livingston and U.S. Robotics in the United States District Court for the Northern District of California Case No. C-97-3551(CRB). These actions were dismissed on March 4, 1998. Neither party admitted fault in the settlement. The terms of the settlement, which were not disclosed, were not material to the business, results of operations, or financial condition of the Company.

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

By an agreement effective February 27, 1998, the Company and Motorola, Inc. settled the patent lawsuit pending between Motorola and U.S. Robotics in the United States District Court for the District of Massachusetts (Civil Action No. 97-10339RCL). This case was dismissed on March 31, 1998. Neither party admitted fault. In connection with the settlement, the Company and Motorola entered into a cross-license of their respective patents relating to high-speed analog modem technologies required for implementation of international standard data communications protocols, including the pending V.90 standard for 56 Kbps modems. The terms of the settlement, which were not disclosed, were not material to the business, results of operations or financial condition of the Company.

Consumer Litigation
-------------------

During 1997, three putative class action lawsuits were filed against the Company or its subsidiary, U.S. Robotics, in the state courts of California and Illinois. Each of the actions seeks damages as a result of alleged misrepresentations by the Company or U.S. Robotics in connection with the sale of its new x2TM products and products upgradeable to x2 under various California and Illinois consumer fraud statutes and under common law theories including fraud and negligent misrepresentation. Plaintiffs in Bendall, et al. v. U.S. Robotics Corporation, et al., (No. 170441, Superior Court of Marin County, California), Lippman, et al v. 3Com, (No. 97 CH 09773, Circuit Court of Cook County, Illinois), and Michaels, et al. v. U.S. Robotics Access Corporation et al., (No. 94 CH 14417, Circuit Court of Cook County, Illinois) seek certification respectively of nationwide classes of purchasers of x2 technology during the approximate period November 1996 through at least May 1997. The complaints seek injunctive relief and an unspecified amount of damages. The Lippman and Michaels actions are presently stayed. Four of the seven counts of the Bendall action recently were dismissed on motion of U.S. Robotics. Plaintiffs have stated that they will attempt to replead those claims. Two other actions purporting to be brought in the public interest under California statutes were filed against U.S. Robotics in 1997 in state court in California arising out of U.S. Robotics' alleged misrepresentations in connection with the sale of its x2 products. The plaintiff in one of these cases, Levy v. U.S. Robotics Corporation (No. 170968, Superior Court of Marin County, California), recently voluntarily dismissed her complaint. The other action, Intervention Inc. v. U.S. Robotics Corporation (No. 984352, Superior Court of San Francisco, California), is pending and seeks injunctive and unspecified monetary relief. The Company believes it has meritorious defenses to these lawsuits and intends to contest the lawsuits vigorously. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

Item 2.	Changes in Securities

	None.

Item 3.	Defaults Upon Senior Securities

	None.

Item 4.	Submission of Matters to a Vote of Security Holders

        (a)     None


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
OnStream Acquisition Corporation and OnStream Networks, Inc. dated as of October 5, 1996 (Exhibit 2.1 to Form S-4) (9)
        10.13 Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of February 3, 1997 for the Combined Great America Headquarters site (Exhibit 10.19 to Form 10-Q) (12)
        10.14 Purchase Agreement between BNP Leasing Corporation and 3Com Corporation, effective as of February 3, 1997 for the Combined Great America Headquarters site (Exhibit 10.20 to Form 10-Q) (12)
        10.15 Credit Agreement dated as of December 20, 1996 among 3Com Corporation, Bank of America National Trust and Savings Association, as
Agent, and the Other Financial Institutions Party Hereto Arranged by BA Securities, Inc. (Exhibit 10.21 to Form 10-Q) (12)
        10.16   Amended and Restated Agreement and Plan of Merger by and
among 3Com Corporation, TR Acquisitions Corporation, 3Com (Delaware) Corporation, and U.S. Robotics Corporation, dated as of February 26, 1997 and amended as of March 14, 1997(11)
        10.17 Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of July 25, 1997 for the Great America Phase III (PAL) site (13)
        10.18 Purchase Agreement between BNP Leasing Corporation and 3Com Corporation, effective as of July 25, 1997 for the Great America Phase III
(PAL) site (13)
        10.19 Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of July 29, 1997 for the Marlborough site (13)
        10.20 Purchase Agreement between BNP Leasing Corporation and 3Com Corporation, effective as of July 29, 1997 for the Marlborough site (13)
        10.21 Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of August 11, 1997 for the Rolling Meadows site (13)
        10.22 Purchase Agreement between BNP Leasing Corporation and 3Com Corporation, effective as of August 11, 1997 for the Rolling Meadows site (13)
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

        The Company filed one report on Form 8-K during the fiscal quarter covered by this report, as follows:

        (i)     Report on Form 8-K filed on March 5, 1998, reporting under
Item 5 the announcement that the Company revised previously reported financial results relating to the accounting combination and merger restructuring charge for the June 12, 1997 merger of 3Com and U.S. Robotics.




                              Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  3Com Corporation
                                  (Registrant)



Dated:   April 6, 1998            By:  /s/ Christopher B. Paisley
      --------------------           ------------------------------
                                     Christopher B. Paisley
                                     Senior Vice President, Finance
                                     and Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)