Form 10-K
period 1998-05-31
3COM CORP
filed 1998-08-11
CIK 738076

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                  -------------
                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
[X]                            EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MAY 31, 1998               COMMISSION FILE NO. 0-12867

                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
[ ]                            EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM           TO
                                               ----------    ---------

                                3COM CORPORATION
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                94-2605794
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

       5400 BAYFRONT PLAZA
     SANTA CLARA, CALIFORNIA                                        95052
(Address of principal executive offices)                          (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (408) 326-5000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $.01 PAR VALUE.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES XX NO
                                       ----  ----

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

THE  AGGREGATE   MARKET  VALUE  OF  THE   REGISTRANT'S   COMMON  STOCK  HELD  BY
NON-AFFILIATES, BASED UPON THE CLOSING PRICE OF THE COMMON STOCK ON JULY 27, 1998, AS REPORTED BY THE NASDAQ NATIONAL MARKET, WAS APPROXIMATELY $9,205,886,000. SHARES OF COMMON STOCK HELD BY EACH EXECUTIVE OFFICER AND DIRECTOR AND BY EACH PERSON WHO OWNS 5% OR MORE OF THE OUTSTANDING COMMON STOCK, BASED ON SCHEDULE 13G FILINGS, HAVE BEEN EXCLUDED SINCE SUCH PERSONS MAY BE DEEMED AFFILIATES. THIS DETERMINATION OF AFFILIATE STATUS IS NOT NECESSARILY A CONCLUSIVE DETERMINATION FOR OTHER PURPOSES.

AS OF JULY 27, 1998, 358,558,817 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON SEPTEMBER 24, 1998 IS INCORPORATED BY REFERENCE IN
PART III OF THIS FORM 10-K TO THE EXTENT STATED HEREIN.
================================================================================

                                3COM CORPORATION
                                    FORM 10-K
                     FOR THE FISCAL YEAR ENDED MAY 31, 1998
                                TABLE OF CONTENTS

PART I                                                                      PAGE
-------                                                                     ----
   Item 1.   Business......................................................   1
   Item 2.   Properties....................................................  10
   Item 3.   Legal Proceedings.............................................  11
   Item 4.   Submission of Matters to a Vote of Security Holders...........  13
             Executive Officers of the Registrant .........................  13
PART II
-------
   Item 5.   Market for Registrant's Common Stock and Related
               Stockholder Matters.........................................  17
   Item 6.   Selected Financial Data.......................................  18
   Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................  19
   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk....  32
   Item 8.   Financial Statements and Supplementary Data...................  34
   Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  61
PART III
--------
   Item 10.  Directors and Executive Officers of 3Com Corporation..........  61
   Item 11.  Executive Compensation........................................  61
   Item 12.  Security Ownership of Certain Beneficial Owners and
               Management..................................................  61
   Item 13.  Certain Relationships and Related Transactions................  61

PART IV
--------
   Item 14.  Exhibits, Financial Statement Schedule, and Reports on
               Form 8-K....................................................  61

             Exhibit Index.................................................  62
             Signatures....................................................  65
             Financial Statement Schedule.................................. S-1


3Com, 3ComImpact, AccessBuilder, EtherLink, HotSync, Megahertz, NETBuilder, OfficeConnect, Palm Computing, Parallel Tasking, SuperStack, Transcend and U.S. Robotics are registered trademarks of 3Com Corporation or its subsidiaries. Bigpicture, CoreBuilder, Courier, DynamicAccess, HiPer, Palm III, PalmPilot, PathBuilder, Total Control, and x2 are trademarks of 3Com Corporation or its subsidiaries. Other product and brand names may be trademarks or registered trademarks of their respective owners.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21(e) of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to statements concerning expected price erosion, the Company's plans to make acquisitions or strategic investments, the Company's expectations of progress toward the long-term financial model, the Company's expectation of increased sales to original equipment manufacturers, and the Company's plans to improve and enhance existing products and develop new products.

The forward-looking statements of 3Com Corporation are subject to risks and uncertainties. Some of the factors that could cause future results to materially differ from the Company's recent results or those projected in the forward-looking statements include, but are not limited to, significant increases or decreases in demand for the Company's products, increased competition, lower prices and margins, failure to successfully develop and market new products and technologies, competitors introducing superior products, continued industry consolidation, failure to effectively integrate acquired companies and products, declining industry growth rates, failure to effectively manage sales of the Company's products through distributors, resellers and original equipment manufacturers (OEMs), failure to manage the amount of product in distributors' and resellers' inventory, failure to secure supply of key component parts, instability and currency fluctuations in international markets, failure to fulfill product orders in a timely and effective manner, product defects, failure to secure intellectual property rights, results of litigation, and failure to retain and recruit key employees. For a more detailed discussion of certain risks associated with the Company's business, see the "Business Environment and Risk Factors" section of this Form 10-K. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

                                     PART I
ITEM 1.   BUSINESS

3Com Corporation was founded on June 4, 1979 and pioneered the networking industry. Over the years, 3Com and its subsidiaries ("3Com" or "the Company") have evolved from a supplier of discrete networking products to a broad-based supplier of local area network (LAN) and wide area network (WAN) systems. With an emphasis on connectivity from the edge to the core of the network, 3Com offers customers a broad range of networking solutions that include switches, hubs, remote access systems, routers, network management software, network interface cards (NICs), modems and handheld connected organizers. 3Com has structured its business, products, marketing and sales to address four key customer markets: large enterprise - typically with more than 500 users, including the corporate, education, retail, health care and government sectors; small/medium enterprise - those organizations with 25-500 users; consumer/small office, home office (SOHO); and carrier/service provider - including traditional telecommunication providers, competitive local exchange carriers and Internet service providers.

3Com's name is derived from its focus on computer communication compatibility. Since its inception, the Company has been a leader in defining, shaping and promoting the growth of networking infrastructures that transmit information across the enterprise or the Internet quickly and reliably. Currently, the networking industry is undergoing a profound shift of emphasis from parallel networks - separate data, voice and video infrastructures running side by side - to converged networks that integrate all communications onto a single network infrastructure. The Company intends to be the leading provider of converged networking technologies and solutions. A key element of the Company's strategy is to make networks faster, more intelligent, and fundamentally easier to design, install, maintain and upgrade.

Since 1992, 3Com has augmented its internal growth by actively pursuing a course of strategic acquisitions to expand its distribution capabilities, technologies and product offerings. From fiscal years 1993 through 1997, the Company acquired several companies to further its technological growth and market position, primarily in enterprise networking. Of particular note, the acquisitions of Synernetics, Inc., NiceCom, Ltd., Chipcom Corporation, AXON Networks, Inc. and OnStream Networks, Inc. enhanced 3Com's product offerings in LAN and WAN Asynchronous Transfer Mode (ATM), Fiber Distributed Data Interface (FDDI) and Ethernet switching, enterprise remote access and remote network management and monitoring (RMON2).

In the first quarter of fiscal 1998, the Company merged with U.S. Robotics Corporation (U.S. Robotics), the leading supplier of products and systems for accessing information across the wide area network, including modems and remote access products. The merger was accounted for as a pooling-of-interests and was valued at approximately $6.6 billion on the date the acquisition was announced. The two companies' complementary capabilities and leadership position in their respective areas has created a single networking company with the ability to deliver integrated end-to-end LAN and WAN solutions to the broadest set of customers in the industry.

In the fourth quarter of fiscal 1998, the Company acquired Lanworks Technologies, Inc., a leading provider of PC network boot technologies and products. PC network boot technologies are critical for remote desktop management, which includes activities such as automated configuration of PCs upon start-up. This acquisition was valued at $13.0 million and was accounted for as a purchase.

The Company's acquisition strategy is consistent with the current trend of consolidation in the networking industry. Such consolidation is expected to continue.

During fiscal 1998 the Company announced a joint development agreement with Siemens AG's (Siemens) Public Communications Networks Group to produce a multi-service central office switch for carriers and service providers, as well as the industry's first stackable voice/data networking solutions for enterprise environments. In addition, each company will resell certain of the other company's products. In 1998, the Company also entered into a strategic agreement with Newbridge Networks Corporation (Newbridge) to develop and deploy next-generation, end-to-end networks supporting converged voice, video and data applications that employ standards-based techniques for network traffic prioritization and policy control. The agreement with Newbridge provides 3Com with industry-leading ATM WAN switching capabilities. In addition, 3Com's Palm Computing(R) business unit established strategic relationships with IBM to manufacture the WorkPad PC companion and with QUALCOMM to develop wireless communications products that are compatible with the Palm Computing platform.

3Com's products are primarily distributed and serviced worldwide through 3Com and systems integrators, value-added resellers (VARs), national resellers and dealers, distributors and OEMs. Certain products, such as analog and digital modems, NICs, handheld connected organizers, hubs, low-end switches, and the Network Starter Kit, are also sold through electronics catalogs and retailers. The Company also has a direct sales organization focused on large enterprise and carrier/service provider customers worldwide.

The Company's objective is to maintain a leading market share position in the product areas in which it competes. In fiscal 1998 the Company maintained or extended its leadership as the number one global provider of NICs, modems, workgroup switches, remote access concentrators, hubs and handheld connected organizers, according to various industry sources.

In fiscal 1998 the Company announced and/or introduced a number of new products and enhancements to refresh its traditional product lines as well as a significant number of new offerings incorporating emerging technologies. New products and enhancements address each of the Company's four primary markets, and include:

     Large Enterprise
     +   CoreBuilder(TM) line of High-Function Layer 3 switches
     + SuperStack(R) II line of switches and hubs that support migration to Fast Ethernet (100 megabits per second (Mbps) Ethernet) and Gigabit Ethernet (1000 Mbps Ethernet)
     +   PathBuilder(TM) ATM WAN access switches
     +   A single-chip version of the 3Com Fast EtherLink(R) 10/100 Mbps NIC
     + 3Com Policy-Based Management Solution, an enterprise-wide network traffic prioritization package based on the Company's Transcend(R) network management and control solutions
     + Hardware and software enhancements to NETBuilder(R) routers to enable next-generation intranets and Virtual Private Networks (VPNs)

     Small/Medium Enterprise
     +   SuperStack II hubs and switches for price-sensitive, entry-level users
     +   PathBuilder ATM WAN access switches A single-chip  version of the 3Com
     +   Fast EtherLink 10/100 Mbps NIC
     + OfficeConnect(R) small office solutions including Fast Ethernet hubs and switches, an Integrated Services Digital Network (ISDN) LAN modem, low port-count LAN switches, and NETBuilder routers

     Consumer/SOHO
     +   New   modems,    including   the   industry's   first    International
         Telecommunications  Union (ITU)  standard-based  V.90 56  kilobits  per
         second  (Kbps)   modems,   the   OfficeConnect   ISDN  LAN  modems  and
         telephone-return cable modems
     + Palm III(TM) handheld connected organizer and Network HotSync(R) remote synchronization capabilities for the PalmPilot(TM) Professional
     +   Bigpicture(TM)   video   phone   camera   and   Peripheral   Component
         Interconnect (PCI) capture card system for high-quality video calls over the Internet or regular telephone lines

     Carrier/Service Provider
     +   Cable head-end equipment
     + Additions to the Total Control(TM) product line, including the new higher-density Total Control HiPer(TM) Access System, HiPer Arc routing software, and next-generation application capabilities, such as Voice over Internet Protocol (IP)
     + New VPN systems, comprised of 3Com Transcend software and multiple 3Com network hardware products
     +   PathBuilder  WAN ATM  carrier-class switch

The Company's principal competitive advantages lie in the depth and breadth of its product lines, its ability to recognize and quickly respond to new trends in networking (such as converged voice, video and data networks), its focus on making all aspects of networking easier for customers, and a strong yet flexible business infrastructure. 3Com has strong brand recognition across most of its key markets, including NICs, modems, handheld connected organizers, workgroup switches and hubs and remote access concentrators, which is transferable to other product and technology areas and markets, such as core LAN switching, and remote office and personal office internetworking platforms. Additionally, the Company's low-cost manufacturing, worldwide presence, strong distribution channel and comprehensive service and support capabilities allow it to take advantage of market trends to extend the reach, scope and performance of current networks.

INDUSTRY SEGMENT INFORMATION

3Com operates in one industry segment as described above.

PRODUCTS

3Com is committed to making networking pervasive. The Company strives to make the complexities of networks invisible to end users and make networks easier to design, install, maintain and upgrade. As the cornerstone of its commitment, 3Com has developed Transcend networking, a unique framework that uses distributed intelligence embedded in products throughout the network to cost-effectively manage networks for greater performance, scalability and reliability.

With an emphasis on connectivity from the edge to the core of the network, 3Com offers customers a broad range of networking solutions that include switches, hubs, remote access systems, routers, NICs, modems and handheld connected organizers. During fiscal 1998, 3Com refreshed a majority of its product lines by upgrading platforms, introducing new technologies and extending product families. Additionally, the Company committed to a unifying strategy to lead the industry's evolution towards the convergence of voice and video onto a single data network infrastructure.

The Company reports its business by two main product categories: Systems and Client Access. Systems products include switches, hubs, routers, and remote access products. Client Access products include NICs and modems. Handheld connected organizers are included in the reported results of both the Systems and Client Access categories.

SYSTEMS PRODUCTS

LAN Switching Platforms: In the large enterprise environment where the network connects hundreds or thousands of users, 3Com switches provide cost-effective, high-speed links between multiple network segments, simplifying network design and reducing network latency in client/server networks. Switches can also provide direct links to either the desktop or server, providing dedicated capacity to high-bandwidth users. In small/medium-sized enterprises, switches provide additional bandwidth to help businesses leverage information to maximize productivity and support growth.

The Company incorporates internally developed application specific integrated circuits (ASICs) into its switches as a central component of its switching product strategy and believes this enables it to dramatically improve the performance and reliability of its switches while reducing costs. 3Com switches are available in either chassis (one box) or stackable (i.e. additional capacity added with additional boxes) form factors and support the industry's migration to higher speed switching technologies.

3Com offers a variety of switches tailored to suit the requirements of any organization. The Company's OfficeConnect Ethernet/Fast Ethernet switches combine simplicity of design, installation and operation with advanced functionality and outstanding speed at a low cost. The Company's award-winning SuperStack II switches include multiple products, each with appropriate port, media and connectivity specifications to meet the needs of the network at the workgroup, data center or backbone level.

To meet the requirements of the large enterprise LAN network backbone for high-density connectivity, scalable capacity, reliability and network control, the Company offers High-Function switches in its CoreBuilder product line. CoreBuilder switches include the CoreBuilder 3500 Layer 3 switch, the CoreBuilder 5000 multi-technology switching platform, CoreBuilder 2500 and 6000 Ethernet to FDDI, Fast Ethernet and ATM backbone switch, CoreBuilder 7000 and 7000HD ATM switches, and the flagship CoreBuilder 9000 high-bandwidth aggregation switch.

WAN Switching Platform: For the large enterprise, carrier or service provider, building or extending current networks to carry voice, video and data, the Company's PathBuilder (formerly AccessBuilder(R) 9000) line of WAN switches provides ATM multi-services integration.

Hub Platforms: Hubs act as concentrators of network traffic generated from the desktop and define specific network segments, relaying the traffic either within the workgroup or onto the network backbone. Unlike switches, each desktop connected through a hub shares the total available bandwidth of the hub with other users. Their relatively low cost per port, manageability and ease-of-use make hubs a popular choice for workgroup connectivity in any enterprise environment. Multiple hubs are frequently connected to a switch, which acts as a "hub of a hub," to segment the network and improve overall performance.

The Company designs, manufactures and markets a full range of hubs for customers of all sizes. For the small office or branch office, OfficeConnect Ethernet and Fast Ethernet hubs offer simple, plug and play connectivity. The Company's SuperStack II hubs offer a range of options for small, medium and large enterprises, including: entry-level unmanaged hubs for small and medium-sized offices; and flexible, mixed Ethernet, Fast Ethernet, and Token Ring workgroup hubs and Gigabit Ethernet workgroup hubs for small to large-sized LANs.

Routers: Routers are protocol-dependent devices that connect sub-networks together. 3Com offers a variety of backbone and remote office routers that facilitate enterprise internetworking. For remote offices, SuperStack II NETBuilder and OfficeConnect NETBuilder routers provide scalable, multi-protocol links to remote branch offices of any size. For companies deploying extranets, 3Com has recently begun offering product bundles, which include the SuperStack II NETBuilder routers and bridges and the OfficeConnect NETBuilder routers; these bundles facilitate the deployment of VPNs. VPNs support large-scale access for suppliers, partners, customers and branch offices at a substantial cost savings over traditional WAN access charges.

Remote Access Platforms: Remote access products bring the benefits of the network to remote users, including telecommuters, Internet and on-line users, corporate suppliers, and a host of other users that access the network from a distance. The Company's remote access products leverage 3Com's HiPer Digital Signaling Processing (DSP) technology, a multi-function digital signal processing engine that integrates sophisticated functionality on a single chip. HiPer DSP enables the Company's remote access platforms to achieve industry-leading port densities, (particularly critical in space constrained carrier environments). HiPer DSP also provides the ability to reprogram the Company's remote access systems to support new applications - including encryption, video compression, LAN telephony and Voice over IP - without costly hardware upgrades. 3Com's remote access offerings include three product lines for carrier-class and enterprise remote access.

The SuperStack II Remote Access 3000 and 1500 product lines offer high-performance remote access support for mid-sized enterprises or service providers with multiple numbers of smaller points of presence (POPs). The stackable format provides scalable, economical remote access connectivity with full functionality. The SuperStack II remote access products are also hot-swappable (i.e. the ability to add or exchange modules without taking the system out of service) and incorporate multiple system-resiliency features.

The AccessBuilder 7000 Access Concentrator is a chassis-based, high-density platform for service providers with large dial-up networks and for enterprises building large-scale corporate intranets. It supports high-bandwidth links to Ethernet LANs and offers hot-swappable modules and a robust fault-tolerant architecture.

The Total Control Remote Access Concentrator is a very high-density platform for carriers and large enterprises that offers channelized bandwidth supporting all major analog and digital dial up techniques in a single chassis. Designed for applications where network downtime must be minimized and remote user performance maximized, the Total Control system offers hot-swappable modules, dual redundant power supplies, standby modems, and a host of other reliability features. Uses of Total Control range from providing central site or POP access to networks for Internet service providers, on-line information services, interexchange carriers and corporations, to transaction processing applications such as credit card verification.

CLIENT ACCESS PRODUCTS

3Com's Client Access Products include NICs and modems. In both categories, 3Com is the worldwide market leader according to various industry sources.

NICs: Network interface cards, also known as adapters, are add-in printed circuit boards that allow network servers, personal computers, laptop computers and workstations to connect to the LAN. 3Com NICs provide complete solutions for a full range of network applications and environments. 3Com offers NICs for Ethernet, Fast Ethernet, Gigabit Ethernet, Token Ring, FDDI and ATM connectivity. Many NICs are available with combined connectivity to support the networking industry's migration from Ethernet to Fast Ethernet for increased bandwidth.

All 3Com NICs feature patented Parallel Tasking(R) architecture, which improves network performance, and DynamicAccess(TM) software, which provides the NIC with intelligence to help optimize overall network performance, management and control.

Modems: Modems provide dial-up access to the Internet, enterprise LANs and a host of communications services including fax. 3Com provides modems for desktop and mobile users. The Company was first to market with modems that are compliant with the ITU V.90 standard for 56 Kbps download capabilities. The V.90 standard applies to pulse code modulation technology permitting downloading of data over regular analog telephone lines at speeds up to 56 Kbps per second and requires compatible phone lines and modems at server sites. All V.90 products are capable of 56 Kbps downloads; however, due to Federal Communications Commission (FCC) regulations, current download speeds are limited to 53 Kbps. Actual speeds may vary. The Company also provides software to facilitate upgrade to new technologies and capabilities and is designed to be easy to install and easy to use. They have received numerous awards for reliable connectivity and high performance. 3Com's modem products are designed based upon the Company's proprietary data pump architecture and offer reliable connections in compliance with virtually all official and most proprietary data communications standards. Desktop modem products include the U.S. Robotics(R), Courier(TM) and 3ComImpact(R) brands.

Today, portable laptop and notebook computers have the processing power, storage and displays that make them the primary computer for many users. For these devices, 3Com offers smaller form-factor PC cards, which are available in configurations for LAN access (NICs), WAN access (modems) and combined LAN+WAN access (NIC and modem), as well as for wireless and ISDN connectivity. 3Com's portable LAN and WAN PC card products are sold under the 3Com Megahertz(R) brand.

HANDHELD CONNECTED ORGANIZERS

3Com's handheld connected organizers are a new category of computing: handheld devices designed to work as companion products to desktop and laptop computers, allowing information management both remotely and on the desktop. Individuals may utilize the organizers to track a variety of information from appointments and phone numbers to more specialized data, such as patient records or construction specifications. In the enterprise setting, the organizers can be used to enhance productivity, for example by providing mobile retrieval of key data from corporate business applications such as finance, manufacturing or sales automation systems. In addition, with add-on components such as a wireless modem, these devices can be used by both consumer and enterprise users to access information on the Internet.

The organizers include a docking cradle, which is connected to the user's mobile or desktop computer, providing automatic back-up and seamless synchronization of information between the handheld device and the larger computer, thus ensuring that both systems have the most current information. The products also include character recognition software that allows users to add and edit information with a stylus, while away from the desktop.

The Company's market-leading handheld connected organizers include the PalmPilot and Palm III models. Both the PalmPilot and the Palm III products are based upon the Palm Computing operating system, which is supported by over 7,500 independent software developers producing a variety of applications, utilities and games for the organizer products.

PRODUCT DEVELOPMENT

The Company develops its products in a manner consistent with its goal to make networking pervasive by providing solutions that combine high performance with ease of use. The Company's research and development expenditures were $581.6 million, $502.5 million and $337.8 million in fiscal years 1998, 1997 and 1996, respectively.

3Com's ownership of core networking technologies creates opportunities to leverage its engineering investments and develop more integrated products for simpler, more powerful and more innovative networking solutions for customers in each of its target markets: large enterprise, small/medium enterprise, consumer/SOHO, and carrier/service provider. The Company plans to invest in emerging technologies for use in existing and future products, as well as to improve and enhance existing products to extend their useful lives, reduce manufacturing costs and increase functionality.

The Company has a strong history of incorporating ASICs into its products to provide key functions and the capacity for future upgrades. Customers are thereby able to realize the benefits of new technologies and enhanced capabilities through inexpensive, simple software upgrades rather than expensive, disruptive hardware replacement. In addition, ASICs facilitate higher density platforms - critical in certain applications, such as high-speed Layer 3 switching - and are less costly to manufacture. The Company incorporates ASIC technology into many of its products, including NICs, switches, hubs, routers and remote access equipment.

In addition to the development of custom ASICs to improve performance, increase reliability and reduce costs, the Company is investing in the following key areas: network management; Fast Ethernet, Gigabit Ethernet, ATM, Layer 3 switching and other high-speed networking technologies; virtual local area network (VLAN) capabilities; convergence solutions such as Voice over IP and LAN telephony; WAN access, ISDN and other remote-access technologies; enhanced connectivity in major operating environments, including Windows and Windows NT; and remote access for single and mobile users (including data-over-cable and Asymmetric Digital Subscriber Line (ADSL) technologies).

The Company's modem and remote access products are designed using software programs that run on digital signal processors and microprocessors. These designs allow for rapid modification or addition of product features through simple software downloads. As a result, the Company believes it is well-positioned to exploit advances in technology and pass the benefits on to customers quickly, introducing new features and improving performance faster and at a lower cost than many of its competitors.

MARKETS AND CUSTOMERS

3Com's customers range from individual consumers of personal electronics to large global corporations, and encompass companies in a wide variety of industries, including finance, health care, manufacturing, telecommunications, government, education, and retail. The Company's merger with U.S. Robotics gave 3Com a broader reach and more leverage across its four target markets: large enterprise, small/medium enterprise, consumer/SOHO, and carrier/service provider.

The Company's strong channel presence enables customers to gain access to 3Com solutions through their supplier of choice. The Company's unparalleled retail and reseller distribution channels provide ready access to the wide array of 3Com products and solutions on a worldwide basis. 3Com also works directly with end users to establish long-term customer relationships.

Around the world, 3Com serves its customers through a variety of sales channels including direct and indirect channels. Indirect channels include systems integrators, VARs, distributors, national dealers and resellers, OEMs and retail stores. 3Com nurtures these relationships with incentive and training programs that have earned special recognition from the industry. The Company's multi-channel sales strategy encourages broad market coverage by allowing 3Com sales personnel to create demand for the Company's products while giving customers the flexibility to choose the most appropriate delivery channels. As of and for the year ended May 31, 1998, the Company had one customer which accounted for 14 percent of total sales and 14 percent of total accounts receivable. The same customer accounted for 13 percent and 12 percent of total sales for the fiscal years ended May 31, 1997 and 1996, respectively.

International Operations: 3Com distinguishes itself from many of its competitors with its dedicated research and development, manufacturing, sales and service organizations outside the United States. During fiscal 1998, the Company increased off-shore manufacturing capacity by opening a new plant in Singapore and installing additional manufacturing lines in its Ireland facility. The Company maintains approximately 190 sales offices in 48 countries. The Company markets its products internationally primarily through subsidiaries, sales offices and relationships with OEMs and distributors with local presence in Europe, Canada, Asia Pacific and Latin America (see Note 15 of the Notes to Consolidated Financial Statements).

Customer Service: Since global networking infrastructures are becoming increasingly complex, customers require vendors to help them manage and support their networks as well as design and build them. Additionally, as customers' networking purchases transition from point-product to connectivity systems, a more solutions-oriented approach to service and support is required. The Company recognized these trends early and has invested in a comprehensive worldwide service and support organization capable of providing 7-by-24 customer support. 3Com customer services include design, installation and maintenance on-site, by phone, or across the Internet. The Company also offers web-based customer-specific support. Additionally, the Company provides a wide variety of training services, including on-site training and computer-based courses that allow customers to learn networking technologies at their own pace. The Company supports its customers internationally from more than 140 different locations, including eight technical call centers communicating with customers in more than 15 languages.

BACKLOG

3Com manufactures its products based upon its forecast of worldwide customer demand and builds finished products in advance of receiving firm orders from its customers. Orders are generally placed by the customer on an as-needed basis and products are usually shipped within one to four weeks after receipt of an order. Such orders generally may be canceled or rescheduled by the customer without significant penalty. Accordingly, the Company does not maintain a substantial backlog, and backlog as of any particular date is not indicative of 3Com's future sales.

MANUFACTURING

3Com has manufacturing facilities in Santa Clara, California; Mount Prospect and Morton Grove, Illinois; Boxborough and Southborough, Massachusetts; Salt Lake City, Utah; Blanchardstown, Ireland; and Changi, Republic of Singapore. The Singapore manufacturing facility began operations in fiscal 1998 and is 3Com's first production site in the Asia Pacific region. The plant is the first in Singapore to manufacture networking equipment and will produce 3Com's full range of high-volume products from NICs and modems to sophisticated enterprise systems. Purchasing, mechanical assembly, burn-in, testing, final assembly, and quality assurance functions are performed at all of these facilities. The Company also procures certain products and subassemblies through subcontractors.

Over the past several years, the Company has been investing in automating its manufacturing capabilities, decreasing the costs and increasing the quality of both manufacturing design and production. In fiscal 1997, the Company commenced construction of an additional 170,000 square feet of office, manufacturing, and research and development space in Ireland, and commenced construction of the first phase of development of the new manufacturing facility in Singapore. Both facilities were completed and occupied during fiscal 1998. In fiscal 1998, the Company commenced construction of a 525,000 square foot research and development and manufacturing facility in Marlborough, Massachusetts, which will replace several existing facilities, and is expected to be occupied in the fourth quarter of fiscal 1999. The Company also began consolidation of two manufacturing plants in the Chicago area into one facility.

COMPETITION

Networking is a fast-paced market within the information systems industry encompassing both LAN and WAN technologies that enable communications and access to information over data and voice network infrastructures. The Company participates primarily in designing, manufacturing and marketing both LAN/WAN products and systems. The evolution of high-speed network technologies including Fast Ethernet, Gigabit Ethernet, ATM, xDSL, cable and Layer 3 switching has changed the competitive landscape and resulted in shorter product life cycles, as well as the creation of new standards and competitors. 3Com's competitors typically compete in one or more segments of the LAN/WAN sector of the networking market. These companies are using their resources and technical expertise to improve and expand their product lines in an effort to gain market share. Several competitors are extending their product offerings beyond a single market segment and are pursuing strategies more closely resembling 3Com's global networking strategy. The industry continues to witness a wave of merger and strategic partnering activity as companies seek to provide broader networking solutions.

Large Enterprise Market: Competition in the large enterprise market is centered primarily around three areas: network interface, LAN systems and high-speed, broadband networking.

The market for NICs is highly competitive, with companies offering products that support a range of Ethernet, Fast Ethernet, Token Ring, ATM and FDDI media. Traditional competitors in the NIC market include Intel, IBM, Standard Microsystems and Xircom. However, as the trend from Ethernet to Fast Ethernet to Gigabit Ethernet accelerates, the competitive landscape is changing to favor companies that have a strong position in these faster technologies, namely 3Com and Intel.

The LAN systems market is characterized by a few broad-based suppliers offering multiple product lines. This has been achieved through mergers and acquisitions, through joint marketing agreements, and through internally developed products. This industry consolidation, and the convergence of hub, switching and routing technologies on single platforms, will likely continue, thus intensifying competition, as reflected by the emergence of new entrants including Lucent Technologies and Northern Telecom. Principal competitors in the network systems large enterprise market include Bay Networks, Cabletron and Cisco Systems.

The market for high-speed, broadband networking products has grown rapidly, driven by companies' implementations of bandwidth-intensive applications. As the need for high-speed wide-area communications continues to grow, many carriers and enterprises are looking to vendors to provide a new generation of equipment which permits increases in performance both in terms of speed and number of connections supported by the network. Other companies, including Ascend
Communications, Cisco Systems and Lucent Technologies have network access switching products that are competitive with 3Com.

Small/Medium Enterprise Market: Competition in the small/medium enterprise market is characterized by a large number of suppliers, ranging from small firms with a limited number of products to very large firms from other industries with only a few networking product offerings. The market for small/medium-sized organizations encompasses products ranging from NICs to workgroup hubs to high-density switches. Principal competitors of the Company in the small/medium enterprise market include Bay Networks, Cisco Systems, Dlink, Hewlett-Packard and Intel.

Consumer/SOHO Market: The consumer/SOHO market is characterized by a large number of suppliers and a dependence on brand awareness. Products sold into the consumer and SOHO areas include modems, entry-level hubs and switches and handheld connected organizers.

The Company's primary competitors with respect to desktop modems include Boca Research, Hayes Microcomputer Products and Zoom. The Company was the first to begin commercial volume shipments of V.90 standard 56 Kbps technology products in February 1998. 3Com anticipates vigorous competition from many of the significant modem and remote access equipment manufacturers, most of which have begun shipment of, or announced their intentions to, bring products featuring the V.90 56 Kbps technology to market. The majority of these manufacturers have implemented or intend to implement this high-speed technology with chipsets provided by Lucent Technologies or Rockwell International.

In the emerging high-speed modem markets, the Company's primary competitors include: Alcatel/Hayes, Cisco Systems, Efficient, and Flowpoint for xDSL modems, and Bay Networks, General Instruments, Motorola, RCA, and Sony for cable modems.

Handheld connected organizers are an emerging product area. The Company's competitors in this arena include Casio, Hewlett-Packard, Phillips, Psion and Sharp. During fiscal 1998, Microsoft Corporation entered the handheld connected organizer market as a licensor of the Windows CE operating system.

Carrier/Service Provider Market: The carrier/service provider market is characterized by intense competition to sell remote access concentrators that handle both digital and analog signals for POP connectivity. 3Com competes against various manufacturers of integrated remote access concentrators, including Ascend Communications, Bay Networks, Cisco Systems and Lucent Technologies.

The carrier/service provider market is also characterized by competition to sell head-end equipment for emerging high-speed xDSL and cable technologies. The Company's competitors for xDSL head-end equipment include: Alcatel, Cisco Systems, Fujitsu/Orkit, Lucent Technologies and Northern Telecom. For cable head-end equipment, competitors include: Bay Networks, Cisco Systems, Com21 and Motorola.

INTELLECTUAL PROPERTY AND RELATED MATTERS

The Company relies on U.S. and foreign patents, copyrights, trademarks and trade secrets to establish and maintain proprietary rights in its technology and products. 3Com has an active program to file applications for and obtain patents in the U.S. and in selected foreign countries where a potential market for the Company's products exists. The Company's general policy has been to seek patent protection for those inventions and improvements likely to be incorporated in its products or otherwise expected to be of value. 3Com has been issued 147 U.S. patents (including 141 utility patents and 6 design patents) and has been issued 39 foreign patents. Numerous patent applications are currently pending in the U.S. and other countries which relate to the Company's research and development.

There can be no assurance that any of these patents would be upheld as valid if litigated. While the Company believes that its patents and patent applications have value, it also believes that its competitive position depends primarily on the innovative skills, technological expertise and management abilities of its employees.

3Com has registered 92 trademarks in the United States and has registered 64 trademarks in one or more of 75 foreign countries. Numerous applications for registration of domestic and foreign trademarks are currently pending.

EMPLOYEES

As of May 31, 1998, 3Com had approximately 12,920 full-time employees, of whom 3,165 were employed in engineering, 3,980 in sales, marketing and customer service, 3,575 in manufacturing and 2,200 in finance and administration. None of 3Com's employees is represented by a labor organization, and the Company considers its employee relations to be satisfactory.

ITEM 2.   PROPERTIES

The Company operates in a number of locations worldwide. In fiscal 1998, the Company entered into a number of property transactions, as follows:

During the first quarter of fiscal 1998, the Company signed a lease, which replaced a previous land lease, for 300,000 square feet of office and research and development space and a data center to be built on land adjacent to the Company's headquarters site in Santa Clara, California. The lease expires in August 2002, with an option to extend the lease term for two successive periods of five years each. The Company has an option to purchase the property for $83.6 million, or at the end of the lease arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sale price and $83.6 million, subject to certain provisions of the lease. Construction of the buildings began in July 1997, and the Company anticipates that it will occupy the facility and begin lease payments in the second quarter of fiscal 1999.

During the first quarter of fiscal 1998, the Company signed a lease, which replaced a previous land lease, for 525,000 square feet of office, research and development and manufacturing space to be built on land in Marlborough, Massachusetts for the consolidation and expansion of existing operations. The lease expires in August 2002, with an option to extend the lease term for two successive periods of five years each. The Company has an option to purchase the property for $86.0 million, or at the end of the lease arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sale price and $86.0 million, subject to certain provisions of the lease. Construction of the buildings began in the first quarter of fiscal 1998, and the Company anticipates that it will occupy the facility and begin lease payments in the fourth quarter of fiscal 1999. Adjacent to this property is a leased facility consisting of 100,000 square feet of office space. This lease expires in December 1999.

During the fourth quarter of fiscal 1998, the Company notified the lessor of a 58-acre parcel of land near its existing headquarters in Santa Clara of its intention to exercise its option to purchase the land for $49.5 million. On March 26, 1998 the option was exercised, and the Company immediately sold a portion of the land to a third party. Terms of the transaction resulted in the Company reporting a net gain of $15.8 million on the sale of the property during the fourth quarter of fiscal 1998. An additional gain of $4.2 million was deferred pending the resolution of certain contingencies. The Company retained a 25-acre parcel of land for future development. This parcel of land is adjacent to a 14-acre parcel of land previously purchased by the Company.

During the fourth quarter of fiscal 1998, the Company paid $38.3 million to purchase property in Rolling Meadows, Illinois, which was previously under an operating lease. The property consists of 40 acres of land and an existing 400,000 square foot facility. 3Com is expanding the building to a total of 510,000 square feet and will use the new facility to consolidate existing operations in the Chicago area. Construction of this facility is expected to be completed in the first quarter of fiscal 1999.

At the end of fiscal 1998, the Company's primary locations, including those under construction, were as follows:

LOCATION           SQ. FT.    OWNED/LEASED    PRIMARY USE
--------           -------    ------------    -----------

United States -     120,000       Owned       Office and customer service
San Francisco
Bay Area (1)

                  1,283,000      Leased       Office, research and development,
                                              data center, distribution and
                                              manufacturing

United States -   1,800,000       Owned       Office, research and development,
Chicago Area                                  customer service and manufacturing

United States -     489,000       Owned       Office, research and development,
Other(2)                                      and manufacturing

                    788,000      Leased       Office, research and development,
                                              distribution and manufacturing

Europe -            307,000       Owned       Office, research and development,
Ireland                                       and manufacturing


Europe -            230,000       Owned       Office, research and development
UK                                            and customer service

                     73,000      Leased       Office

Asia Pacific -      325,000      Leased       Office, distribution  and
Singapore                                     manufacturing

(1) The Company also holds approximately 39 acres of land in the San Francisco Bay Area for development.

(2)  Includes  Salt  Lake  City,   Utah;   and   Boxborough,   Marlborough   and
     Southborough, Massachusetts.

ITEM 3.   LEGAL PROCEEDINGS

The Company is a party to lawsuits in the normal course of its business. The Company believes that it has meritorious defenses in all lawsuits in which the Company or its subsidiaries is a defendant. The Company notes that (i) litigation in general and intellectual property and securities litigation in particular can be expensive and disruptive to normal business operations and
(ii) the results of complex legal proceedings can be very difficult to predict with any certainty.

Securities Litigation

On March 24 and May 5, 1997, putative securities class action lawsuits, captioned Hirsch v. 3Com Corporation, et al., Civil Action No. CV764977
(Hirsch), and Kravitz v. 3Com Corporation, et al., Civil Action No. CV765962 (Kravitz), respectively, were filed against the Company and certain of its officers and directors in the California Superior Court, Santa Clara County. The complaints allege violations of Sections 25400 and 25500 of the California Corporations Code and seek unspecified damages on behalf of a purported class of purchasers of 3Com common stock during the period from September 24, 1996 through February 10, 1997. The actions are in discovery. No trial date has been set.

On February 10, 1998, a putative securities class action, captioned Euredjian v. 3Com Corporation, et al., Civil Action No. C-98-00508CRB (Euredjian), was filed against 3Com and several of its present and former officers and directors in United States District Court for the Northern District of California asserting the same class period and factual allegations as the Hirsch and Kravitz actions. The complaint alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages. The Company has not responded to the complaint. The Hirsch, Kravitz and Euredjian actions were filed after Intel Corporation sharply decreased prices on its Fast Ethernet network interface cards, which resulted in 3Com decreasing its prices on similar products. The Company believes it has meritorious defenses to the claims in the Hirsch, Kravitz and Euredjian actions and intends to contest the lawsuits vigorously. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

Several securities actions have been filed against the Company and certain of its current and former officers and directors following the Company's merger with U.S. Robotics. In December 1997, a putative securities class action, captioned Reiver v. 3Com Corporation, et al., Civil Action No. C-97-21083JW (Reiver), was filed in the United States District Court for the Northern District of California. The complaint alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class of purchasers of 3Com common stock during the period from May 19, 1997 through November 6, 1997. In December 1997 and January 1998, seven similar shareholder class action lawsuits were filed in the United States District Court for the Northern District of Illinois and the United States District Court for the Northern District of California. The cases filed in the Northern District of Illinois have been transferred to the Northern District of California, and the cases have been consolidated in the Reiver action. A consolidated amended complaint will be filed shortly.

On April 3, 1998, a complaint, captioned Florida State Board of Administration and Teachers Retirement System of Louisiana v. 3Com Corporation, et al., Civil Action No. C-98-1355 (Florida State Board), was filed in the United States District Court for the Northern District of California. The complaint alleges violations of the federal securities laws, violations of the Florida securities laws, common law fraud and negligent misrepresentation based on factual allegations similar to those asserted in the Reiver action. The Company has not responded to the complaint. The Company believes it has meritorious defenses to the claims in the Reiver and Florida State Board actions and intends to contest the lawsuits vigorously. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

In January 1998, two purported shareholder complaints relating to the Company's June 1997 merger with U.S. Robotics, captioned Stanley Grossman v. 3Com Corporation, et al., Civil Action No. CV771335, and Jason v. 3Com Corporation, et al., Civil Action No. CV771713, were filed in California Superior Court, Santa Clara County. The actions allege that 3Com, several of its officers and directors, and several former U.S. Robotics officers violated Sections 11 and 15 of the Securities Act of 1933 by making alleged misrepresentations and omissions in a May 8, 1997 registration statement. The complaints seek damages in an unspecified amount on behalf of a purported class of persons who received the Company's stock during the merger pursuant to the registration statement. The Company has not responded to the complaints. The Company has filed a motion in Delaware Chancery Court seeking an injunction preventing plaintiffs from proceeding, on the basis that plaintiffs' claims are barred by a settlement in a prior action. The Company believes it has meritorious defenses to the claims and intends to contest the lawsuits vigorously. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

In February 1998, a shareholder derivative action purportedly on behalf of the Company, captioned, Wasserman v. Benhamou, et al., Civil Action No. 16200-NC, was filed in Delaware Chancery Court. The complaint alleges that the Company's directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct from mid-1996 through November 1997, including the conduct complained of in the securities litigation described above. The Company is named solely as a nominal defendant, against whom the plaintiff seeks no recovery. The Company and the individual defendants have filed a motion to dismiss the complaint.

Intellectual Property Litigation

On April 28, 1997, Xerox Corporation filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the United States District Court for the Western District of New York. The case is now entitled: Xerox Corporation v. U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc. and 3Com Corporation, Civil Action No. 97-CV-6182T. The complaint alleges willful infringement of a United States patent relating to computerized interpretation of handwriting. The complaint further prays for unspecified damages and injunctive relief. Xerox has asserted that "Graffiti" software and certain products of Palm Computing, Inc. infringe the patent. The Company believes it has meritorious defenses to the claims and is contesting the lawsuit vigorously. An unfavorable resolution of the action could have a material adverse effect on the business, results of operations or financial condition of the Company.

By an agreement effective February 27, 1998, the Company and Motorola, Inc. settled the patent lawsuit pending between Motorola, Inc. and U.S. Robotics Corporation, U.S. Robotics Access Corp. and U.S. Robotics Mobile Communications Corp. in the United States District Court for the District of Massachusetts, Civil Action No. 97-10339RCL. This case was dismissed on March 31, 1998. None of the parties admitted fault. In connection with the settlement, the Company and Motorola, Inc. entered into a cross-license of their respective patents relating to high-speed analog modem technologies for implementation of international standard data communication protocols. The terms of the settlement were not material to the business, results of operations or financial condition of the Company.

During February 1998 the Company and Livingston Enterprises, Inc. (Livingston) agreed to settle the cases pending between Livingston and U.S. Robotics in the United States District Court for the Northern District of California, Civil Action Nos. C-97-3551CRB and C-97-3487CRB. These actions were dismissed on March 4, 1998. Neither party admitted fault in the settlement. The terms of the settlement, which were not disclosed, were not material to the business, results of operations, or financial condition of the Company.

Consumer Litigation

A putative consumer class action pending against the Company and U.S. Robotics in the California Superior Court, Marin County, Bendall, et al. v. U.S. Robotics Corporation, et al., Civil Action No. 170441 (Bendall), arising out of the purchase of x2TM products and products upgradeable to x2, was coordinated with a previously filed individual action in the California Superior Court, San Francisco County, Intervention Inc. v. U.S. Robotics Corporation, Civil Action No. 984352. Two putative consumer class action lawsuits pending against the Company and U.S. Robotics in state court of Illinois arising out of the same facts as those alleged in the California cases are stayed. Lippman, et al. v. 3Com, Civil Action No. 97 CH 09773, and Michaels, et al. v. U.S. Robotics Access Corporation, et al., Civil Action No. 97 CH 14417. In June, 1998, the Company filed a demurrer to the First Amended Complaint filed in Bendall. The Company believes it has meritorious defenses to these lawsuits and intends to contest the lawsuits vigorously. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

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

    NAME               AGE     POSITION
    ----               ---     --------

Eric A. Benhamou       42      Chairman and Chief Executive Officer

Bruce L. Claflin       46      President and Chief Operating Officer

Richard L. Edson       44      Senior Vice President, New Business Initiatives

    NAME               AGE      POSITION
    ----               ---      --------

Debra J. Engel         46      Senior Vice President, Corporate Services

Ralph B. Godfrey       58      Senior Vice President, Sales for the Americas

John H. Hart           52      Senior Vice President and Chief Technical Officer

Randy R. Heffner       48      Senior Vice President, Operations

Richard W. Joyce       42      Senior Vice President, Worldwide Sales

Alan J. Kessler        41      Senior Vice President, Global Customer Service

Ross W. Manire         46      Senior Vice President, Carrier Systems
                               Business Unit

Edgar Masri            40      Senior Vice President and General Manager,
                               Small to Medium Enterprise Business Unit

Mark D. Michael        47      Senior Vice President, General Counsel
                               and Secretary

Eileen Nelson          51      Senior Vice President, Human Resources

Christopher B. Paisley 46      Senior Vice President, Finance and Chief
                               Financial Officer

Janice M. Roberts      42      Senior Vice President, Global Marketing
                               and Business Development

Ronald A. Sege         41      Senior Vice President, Enterprise Systems
                               Business Unit

Douglas C. Spreng      54      Senior Vice President, Client Access
                               Business Unit

Thomas L. Thomas       49      Senior Vice President, Global Information
                               Systems and Chief Information Officer

Eric A. Benhamou has been the Company's Chief Executive Officer since September 1990 and served as the Company's President from April 1990 through July 1998. Mr. Benhamou became Chairman of the Board of Directors of the Company in July 1994. Mr. Benhamou served as the Company's Chief Operating Officer from April 1990 through September 1990. From October 1987 through April 1990, Mr. Benhamou held various general management positions within the Company. Mr. Benhamou serves as Chairman of the Board of Directors of Cypress Semiconductor, Inc. and as a director of Legato Systems, Inc. and Netscape Communications Corporation.

Bruce L. Claflin has been President and Chief Operating Officer of 3Com since August 1998. Prior to joining the Company, Mr. Claflin worked for Digital Equipment Corporation beginning in November 1995, most recently as Senior Vice
President and General Manager, Sales and Marketing and prior to that as Vice President and General Manager of Digital Equipment Corporation's Personal Computer Business Unit. For 22 years prior to working at Digital Equipment Corporation, Mr. Claflin held a number of senior management and executive positions at International Business Machines Corporation.

Richard L. Edson has been Senior Vice President, New Business Initiatives since June 1997. Prior to joining the Company, Mr. Edson worked for U.S. Robotics as Vice President and General Manager, Manufacturing beginning in July 1995. From 1987 to 1995, Mr. Edson worked for Thinking Machines Corporation, where he held the position of Chief Operating Officer from 1994 to 1995, and other management positions, including Vice President of Core Products, Vice President of Manufacturing, and Director of Manufacturing from 1987 to 1993.

Debra J. Engel has been Senior Vice President, Corporate Services since August 1996. From March 1990 through July 1996, Ms. Engel was Vice President, Corporate Services. From the time Ms. Engel joined the Company in November 1983 until March 1990, she was Vice President, Human Resources. Ms. Engel serves as a director of Aspect Telecommunications.

Ralph B. Godfrey has been Senior Vice President, Sales for the Americas since June 1998. From June 1997 to June 1998, Mr. Godfrey was Senior Vice President, Client Access Products, Americas Sales. Mr. Godfrey was Senior Vice President, Global Channel Sales from August 1996 to May 1997. From June 1993 to July 1996, Mr. Godfrey was Vice President, Channel Sales - North America. Mr. Godfrey joined 3Com in June 1990 as Vice President of 3Com USA, a position he held through May 1993. Mr. Godfrey serves as a director of Interlink Computer Sciences, Inc.

John H. Hart has been Senior Vice President and Chief Technical Officer since August 1996. From the time Mr. Hart joined the Company in September 1990 until July 1996, he was Vice President and Chief Technical Officer. Prior to joining the Company, Mr. Hart worked for Vitalink Communications Corporation for seven years, where his most recent position was Vice President of Network Products.

Randy R. Heffner has been Senior Vice President, Operations since June 1997. From July 1992 through May 1997, Mr. Heffner was the Vice President of Manufacturing for 3Com's Personal Connectivity Operations. Prior to joining the Company, Mr. Heffner worked for NeXT Computer Inc. as Vice President of Manufacturing for five years. Mr. Heffner also worked for Hewlett-Packard Company for thirteen years in a variety of Materials Management and Production Control positions.

Richard W. Joyce has been Senior Vice President, Worldwide Sales since June 1998. Previously, Mr. Joyce had been Senior Vice President, Remote Access Products Division since June 1997. Mr. Joyce was Senior Vice President, New Business Operations from August 1996 to June 1997. From June 1995 through July 1996, Mr. Joyce was Vice President, New Business Operations. From June 1993 to June 1995, Mr. Joyce served as Vice President, Sales Europe and Asia Pacific Rim. From January 1990 to June 1995, Mr. Joyce served as President, 3Com Europe Limited.

Alan J. Kessler has been Senior Vice President, Global Customer Service since June 1998. From June 1997 to June 1998, Mr. Kessler was Senior Vice President, Enterprise Systems Business Unit, Global Sales and Service. From August 1996 to May 1997, Mr. Kessler was Senior Vice President of the Company's Global Systems Sales and Services. From June 1995 to July 1996, Mr. Kessler served as Vice President, Customer Service Operations. From June 1993 to June 1995, Mr. Kessler served as Vice President, Systems Sales - North America. From May 1991 through May 1993, Mr. Kessler served as Vice President and General Manager, Network Systems Division.

Ross W. Manire has been Senior Vice President, Carrier Systems Business Unit since June 1997. Prior to joining the Company, Mr. Manire worked for U.S. Robotics in a variety of management roles, most recently as General Manager, Network Systems from April 1995 until June 1997, and as Senior Vice President, Operations from August 1992 through March 1995. He also served as Vice President, Finance beginning in August 1991 until he was named Chief Financial Officer in March 1992, a position he held until March 1995. Mr. Manire also served as Secretary of U.S. Robotics from March 1993 to February 1994. From 1989 to 1991, Mr. Manire was Vice President of Ridge Capital Corporation, a private equity investment firm. Mr. Manire serves as a director of Cerion Technologies, Inc. and EA Industries, Inc.

Edgar Masri has been Senior Vice President and General Manager, Small to Medium Enterprise Business Unit since June 1998. From September 1995 to May 1998, Mr. Masri served as Vice President and General Manager, Premises Distribution Division. Mr. Masri was Director of Marketing, Premises Distribution Division for two years prior to becoming General Manager. He has held several marketing director positions for 3Com product lines and management roles in the fields of business development, engineering and project management.

Mark D. Michael has been the Company's Senior Vice President, General Counsel and Secretary since September 1997. Mr. Michael joined the Company in 1984 as Counsel, was named Assistant Secretary in 1985, and General Counsel in 1986. In 1989, Mr. Michael was named Corporate Secretary, and became a Vice President in 1991. Prior to joining the Company, Mr. Michael was engaged in the private practice of law with law firms in Honolulu, Hawaii from 1977 to 1981 and in San Francisco, California from 1981 to 1984.

Eileen Nelson has been Senior Vice President, Human Resources since July 1998. From April 1997 until July 1998, Ms. Nelson served as the Company's Vice President, Enterprise Systems, Human Resources. From 1988 until April 1997, Ms. Nelson held various Human Resources director level roles at the Company. Prior to joining the Company, Ms. Nelson served as Director, Human Resources for Tandon Corporation from 1985 to 1988. From 1983 to 1985, Ms. Nelson was the Vice President, Human Resources and Administration at Davong Systems.

Christopher B. Paisley has served as the Company's Senior Vice President, Finance and Chief Financial Officer since August 1996. From the time Mr. Paisley joined the Company in 1985 until July 1996, he was Vice President, Finance and Chief Financial Officer. From 1982 to 1985, Mr. Paisley was Vice President of Finance of Ridge Computers. From 1977 to 1982, Mr. Paisley held a variety of finance and accounting positions at Hewlett-Packard Company. Mr. Paisley serves as a director of Applied Digital Access, Inc.

Janice M. Roberts has been Senior Vice President, Global Marketing and Business Development since August 1996. From June 1992 through July 1996, Ms. Roberts was Vice President, Marketing. From February 1994 to June 1995, Ms. Roberts also served as General Manager, Personal Office Division. From February 1992 until June 1992, Ms. Roberts was Vice President and General Manager, Premises Distribution Division. During the period January 1989 to February 1992, Ms. Roberts served as Director of BICC Technologies Limited and President of BICC Technologies, Inc. and BICC Communications, Inc. She was also Chairman and Managing Director of BICC Data Networks Limited.

Ronald A. Sege has been 3Com's Senior Vice President, Enterprise Systems Business Unit since June 1997. From October 1996 to June 1997, Mr. Sege served as Senior Vice President, LAN Operations. Mr. Sege served as Vice President and General Manager, Integrated Systems Division from October 1995 to October 1996. From July 1993 to September 1995, Mr. Sege served as Vice President and General Manager, Premises Distribution Division. In June 1991, Mr. Sege became 3Com's Vice President and General Manager, Customer Services Operation, and held this position until July 1993. Prior to joining 3Com, Mr. Sege held a variety of service and sales positions at ROLM Corporation.

Douglas C. Spreng has been Senior Vice President, Client Access Business Unit since June 1998. From August 1996 to May 1998, Mr. Spreng was Executive Vice President, 3Com Interface Products. From July 1995 to July 1996, Mr. Spreng served as Executive Vice President, Personal Connectivity Operations. Mr. Spreng joined the Company as Vice President and General Manager, Network Adapter Division in March 1992. Prior to joining the Company, Mr. Spreng was President and Chief Operations Officer of Domestic Automation Company, a private communications system start-up company. Previously, Mr. Spreng spent 23 years with Hewlett-Packard Company in a variety of senior marketing, manufacturing and general management positions.

Thomas L. Thomas has been Senior Vice President, Global Information Systems and Chief Information Officer since August 1996. From September 1995 through July 1996, Mr. Thomas was Vice President, Global Information Systems and Chief Information Officer. From 1993 to 1995, Mr. Thomas was Vice President and Chief Information Officer of Dell Computer Corporation. From 1987 to 1993, Mr. Thomas served as Vice President of Management Information Systems at Kraft General Foods. Mr. Thomas serves as a director of ATL Products, Inc.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

FISCAL 1998         HIGH          LOW       FISCAL 1997         HIGH      LOW
-----------         ----          ---       -----------         ----      ---

First Quarter     $59 11/16     $43 3/16    First Quarter     $50 7/8    $33 1/2
Second Quarter     56 3/4        28 1/2     Second Quarter     76 1/2     45
Third Quarter      39 1/8        28 3/8     Third Quarter      81 3/8     33
Fourth Quarter     38            25 1/4     Fourth Quarter     51 1/8     24

3Com Corporation common stock has been traded in the over-the-counter market under the symbol COMS since the Company's initial public offering on March 21, 1984. The preceding table sets forth the high and low sales prices as reported on the Nasdaq National Market during the last two years. As of May 31, 1998, the Company had approximately 7,100 stockholders of record. 3Com's credit agreement permits payment of cash dividends subject to certain limitations based on net income levels of the Company. However, 3Com has not paid and does not anticipate it will pay cash dividends on its common stock.

ITEM 6.   SELECTED FINANCIAL DATA

The following selected financial information has been derived from the audited Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes thereto included elsewhere in this Form 10-K.

                                             Years ended May 31,
(Dollars in thousands, except
per share and employee data)
                           1998          1997        1996         1995         1994
--------------------------------------------------------------------------------------
Sales                   $5,420,367   $5,606,077   $4,284,508   $2,479,760   $1,510,608
Net income                  30,214      500,533      347,875      210,510       24,251
Net income per share:
   Basic                      0.09         1.51         1.10         0.72         0.09
   Diluted                    0.08         1.42         1.02         0.66         0.08
--------------------------------------------------------------------------------------

Total assets            $4,080,520   $3,565,841   $2,592,400   $1,734,433    $ 937,965
Working capital          1,950,757    1,574,223    1,242,095      938,672      495,940
Long-term obligations       40,358      170,652      169,536      181,872       74,106
Retained earnings        1,079,775    1,049,561      691,850      348,647      162,155
Stockholders' equity     2,807,495    2,228,344    1,650,675    1,058,119      609,839

Number of employees         12,920       13,639       11,503        7,395        4,970
--------------------------------------------------------------------------------------

Net income for fiscal  1998  included  a pre-tax  charge of  approximately  $8.4 million  ($0.02 per share)  related to  purchased  in-process  technology  and a
pre-tax   charge  of   approximately   $253.7  million  ($0.57  per  share)  for
merger-related  costs and disposition of real estate. Net income for fiscal 1997 included a pre-tax charge of  approximately  $54.0 million ($0.15 per share) for purchased in-process technology,  a pre-tax charge of approximately $6.6 million
($0.02 per share) for  merger-related  costs, and a tax benefit of approximately
$17.9 million ($0.05 per share) related to an acquisition. Net income for fiscal
1996 included a pre-tax charge of approximately $106.4 million ($0.31 per share)
for purchased  in-process  technology,  a pre-tax charge of approximately  $69.0 million  ($0.14 per share) for  merger-related  costs,  and a pre-tax  charge of approximately  $1.0 million (no per share  impact) for a litigation  settlement.
Net income for fiscal  1995  included a pre-tax  charge of  approximately  $68.7 million ($0.13 per share) for purchased in-process technology,  a pre-tax charge of approximately $40.7 million ($0.10 per share) for merger-related costs, and a pre-tax  credit  of  approximately  $1.1  million  (no per share  impact)  for a reduction in accrued  restructuring costs. Net income for fiscal 1994 included a pre-tax charge of  approximately  $134.5 million ($0.44 per share) for purchased in-process technology,  a pre-tax gain of approximately $17.7 million ($0.04 per share) on the sale of an  investment,  and a tax benefit of  approximately  $1.2 million (no per share impact) resulting from tax law changes. See Notes 3 and 12 to the Consolidated Financial Statements for additional information on the above transactions for fiscal years 1998, 1997, and 1996.  Excluding the non-recurring items noted above,  net income and net income per share on a diluted basis would have been as follows:

                                             Years ended May 31,
(Dollars in thousands,
except per share data)
                           1998          1997        1996         1995         1994
--------------------------------------------------------------------------------------
Net income excluding
    non-recurring items  $246,060      $543,196     $504,054    $284,699     $139,834
Net income per share
   excluding non-
   recurring items          $0.67         $1.54        $1.47       $0.89        $0.48

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

BUSINESS COMBINATIONS

For the year ended May 31, 1998. On June 12, 1997, 3Com Corporation completed the merger with U.S. Robotics Corporation (U.S. Robotics), the leading supplier of products and systems for accessing information across the wide area network
(WAN), including modems and remote access products. This merger was accounted for as a pooling-of-interests. The Company issued approximately 158 million shares of its common stock in exchange for all outstanding common stock of U.S. Robotics. The Company also assumed all options to purchase U.S. Robotics' stock, which were converted into options to purchase approximately 31 million shares of the Company's common stock, pursuant to the terms of the merger.

All financial data of 3Com Corporation and its subsidiaries ("3Com" or "the Company") presented in this Form 10-K have been restated to include the historical financial information of U.S. Robotics in accordance with generally accepted accounting principles and pursuant to Regulation S-X. The 3Com statement of income for the fiscal year ended May 31, 1996 has been combined with the U.S. Robotics statement of income for the fiscal year ended September 29, 1996. The 3Com statement of income for the fiscal year ended May 31, 1997 has been combined with the U.S. Robotics statement of income for the period from July 1, 1996 through May 25, 1997. This combining methodology includes the last three reported quarters of U.S. Robotics, ended September 29, 1996, December 29, 1996, and March 30, 1997, and the months of April and May 1997. To reflect a complete 12-month year and a three-month fourth quarter and thereby enhance comparability of periodic reported results, U.S. Robotics' results of operations for the month ended March 30, 1997 are included in both the three-month period ended March 30, 1997 and the three-month period ended May 25, 1997. This presentation has the effect of including U.S. Robotics' results of operations for the three-month period ended September 29, 1996 in both the combined years ended May 31, 1997 and 1996, and reflects sales of $611.4 million and net income of $13.5 million. The aggregate of net income for the three-month period ended September 29, 1996 of $13.5 million and the one-month period ended March 30, 1997 of $112.9 million has been reported as a decrease to the Company's fiscal 1997 retained earnings. 3Com's balance sheet as of May 31, 1997 was combined with U.S. Robotics' balance sheet as of May 25, 1997. The combining periods are as follows:

                FISCAL 1996         FISCAL 1997 QUARTERLY PERIODS
                -----------         -----------------------------

                YEAR ENDED       Q1'97      Q2'97       Q3'97       Q4'97
                ----------       -----      -----       -----       -----
3Com              May `96       Aug `96    Nov `96     Feb `97     May `97
U.S. Robotics    Sept `96      Sept `96    Dec `96     Mar `97     May `97*

*Three-month period which includes March, April, and May.

The results of operations for the fiscal year ended May 31, 1998 contain the combined results of both 3Com and U.S. Robotics for the entire 12 months.

During the fourth quarter of fiscal 1998, the Company purchased Lanworks Technologies, Inc. (Lanworks), a leading provider of PC network boot technologies and products, for approximately $13.0 million in cash.
Approximately $8.4 million of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. This amount was charged to the Company's operations in the fourth quarter of fiscal 1998.

For the year ended May 31, 1997. To extend its leadership position in the enterprise Asynchronous Transfer Mode (ATM) market, on October 31, 1996, the Company acquired OnStream Networks, Inc. (OnStream), a provider of ATM and broadband WAN and access products. The acquisition was accounted for as a pooling-of-interests. In addition, to increase its market presence internationally, U.S. Robotics acquired distributors in Korea, Japan, Australia, and Sweden, for an aggregate purchase price of $13.4 million in cash, net of cash acquired, and issuance of stock with a fair value of $0.1 million, all of which were accounted for as purchases.

For the year ended May 31, 1996. To enhance its product offerings and accelerate its time-to-market in new technologies, the Company acquired Chipcom Corporation (Chipcom), a provider of computer networking multi-function platforms, including hubs, switching, and network management products, Primary Access Corporation (Primary Access), a provider of integrated network access systems, and AXON Networks, Inc. (AXON), a developer and manufacturer of remote network management and data network traffic management products. The acquisitions of Chipcom and Primary Access were accounted for as poolings-of-interests. The acquisition of AXON was a purchase transaction. In addition, U.S. Robotics acquired Amber Wave Systems, Inc. (Amber Wave) in a pooling-of-interests transaction, a developer of local area network (LAN) switching products, and acquired Scorpio Communications, Ltd. (Scorpio) in a purchase transaction, a designer, manufacturer and marketer of scalable, fully redundant, fault-tolerant ATM switches that targeted workgroup LAN, corporate backbone and WAN access environments.

The impact of merger-related charges on the Company's operating expenses, taxes and net income are discussed below. See Notes 3 and 12 of Notes to Consolidated Financial Statements for additional information on the above business combinations.


SUPPLEMENTAL OPERATING INFORMATION FOR U.S. ROBOTICS

Following is supplemental information regarding U.S. Robotics' results of operations for the three-month period ended May 25, 1997 (in thousands). Results for these periods exclude reclassifications made to conform to the Company's financial statement presentation.

                                                                       Three
                                          March      April/May     Months Ended
                                          1997         1997        May 25, 1997
                                          ----         ----        ------------

Sales                                    $541,662    $  15,277      $ 556,939
Gross margin                              279,411      (49,204)       230,207

Total operating expenses                   97,457      187,557        285,014
                                         --------    ---------      ---------

Operating income (loss)                   181,954     (236,761)       (54,807)

Income (loss) before income taxes         179,647     (242,929)       (63,282)
Income tax provision (benefit)             66,720      (82,625)       (15,905)
                                         --------    ---------      ---------

Net income (loss)                        $112,927    $(160,304)     $ (47,377)
                                         ========    =========      =========

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

Gross margin for March 1997 was approximately $279.4 million, or 51.6 percent of sales. The overall gross margin reflected the initial high volume shipments of x2 products, which generated higher gross margins due to U. S. Robotics' temporary "first to market" advantage over competitors in the 56 Kbps modem market. Also, to a lesser extent, the overall gross margin reflected higher margins on the initial sales of newer generation handheld connected organizer products introduced during the month.

Total operating  expenses for March 1997 were  approximately  $97.5 million,  or
18.0 percent of sales. Sales and marketing expenses reflected significant spending related to the introduction of x2 products, other marketing programs designed to generate continuing growth in sales and efforts to expand market share, and continuing investments to increase the worldwide sales force with the intent of increasing sales of network systems products. General and administrative expenses and research and development expenses reflected continuing investments in personnel and systems necessary to support U.S. Robotics' expanded level of business activity and its commitment to new product and technology development. As a percentage of sales, total operating expenses for March 1997 were low due to the non-linear sales pattern described above.

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

Returns during the two months ended May 25, 1997 totaled $82.3 million, reflecting primarily desktop modems and remote access concentrators. The majority of the desktop modem returns consisted of older generation products, which were heavily impacted by the March 1997 introduction of U.S. Robotics' 56 Kbps modem with x2 technology. Returns of remote access concentrators were due primarily to lower than anticipated sales out of the distribution channel. Based on negotiations with individual customers, U.S. Robotics allowed returns during this period in excess of customers' contractual rights due to the 56 Kbps technology transition and the desire to reduce channel inventory. Returns during this period exceeded the March 30, 1997 balance in the allowance for sales returns of $48.9 million by $33.4 million.

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

Operating expenses for the two months ended May 25, 1997 were approximately $187.6 million. Sales and marketing expenses reflected significant spending related to the introduction of x2 products and newer generation handheld connected organizer products, other marketing programs designed to generate continuing growth in sales and expand market share, and continuing investments to increase the worldwide sales force with the intent of increasing sales of network systems products. General and administrative expenses and research and development expenses reflected continuing investments in personnel and systems necessary to support U.S. Robotics' anticipated growth and its commitment to new product and technology development. As a percentage of sales, total operating expenses for the two months ended May 25, 1997 were high due to the non-linear sales pattern described above.

Other expenses, net, for the two months ended May 25, 1997 were approximately $6.2 million. Such expenses reflected higher interest expense due to increased short-term borrowing. During these two months, U.S. Robotics increased its short-term borrowings from approximately $61 million to approximately $135 million, comprised of $10 million under an existing $90 million short-term borrowing arrangement and $125 million under an existing $300 million revolving credit facility. Such borrowings were primarily necessary to fund ongoing operating expenses, including costs associated with the launch of the new x2 technology, as well as capital expenditures. The Company repaid such short-term borrowing shortly after the closing of the merger in June 1997 between 3Com and U.S. Robotics, and the use of these borrowing arrangements is no longer expected to be required.

The provision for income taxes for the two months ended May 25, 1997 was a net benefit of approximately $82.6 million, resulting in an effective tax rate of
34.0 percent.

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal years indicated, the percentage of total sales represented by the line items reflected in the Company's consolidated statements of income:
                                                        Years Ended May 31,
                                                ------------------------------
                                                 1998        1997        1996
                                                 ----        ----        ----
Sales ......................................    100.0%      100.0%      100.0%
Cost of sales ..............................     54.6        52.1        53.4
                                                 ----        ----        ----
Gross margin ...............................     45.4        47.9        46.6
Operating expenses:
  Sales and marketing ......................     23.0        19.3        16.6
  Research and development .................     10.7         9.0         7.9
  General and administrative ...............      5.0         4.4         4.0
  Non-recurring charges:
     Purchased in-process technology .......      0.2         1.0         2.5
     Merger-related charges and other ......      4.7         0.1         1.6
                                                 ----        ----        ----
Total operating expenses ...................     43.6        33.8        32.6
                                                 ----        ----        ----
Operating income ...........................      1.8        14.1        14.0
Other income, net ..........................      0.3         0.2         0.2
                                                 ----        ----        ----
Income before income taxes .................      2.1        14.3        14.2
Income tax provision .......................      1.6         5.4         6.1
                                                 ----        ----        ----
Net income .................................      0.5%        8.9%        8.1%
                                                 ====        ====        ====
Excluding non-recurring charges:
  Total operating expenses .................     38.7%       32.7%       28.5%
  Operating income .........................      6.7        15.2        18.1
  Net income ...............................      4.5         9.7        11.7

Comparison of fiscal years ended May 31, 1998 and 1997

SALES

Fiscal 1998 sales totaled $5.42 billion, a decline of three percent from fiscal 1997 sales of $5.61 billion. Sales of client access products (e.g., network interface cards (NICs) and modems) in fiscal 1998 were $2.89 billion, a decrease of eight percent from fiscal 1997 sales of $3.15 billion. Sales of client access products represented 53 percent of total sales in fiscal 1998 compared to 56 percent in fiscal 1997. Sales of network systems products (e.g., switches, routers, hubs, and remote access products) in fiscal 1998 were $2.53 billion, an increase of three percent compared to fiscal 1997 sales of $2.46 billion. Sales of network systems products represented 47 percent of total sales in fiscal 1998, compared to 44 percent a year ago. Sales in the U.S. represented 55 percent of total sales for fiscal 1998 and fiscal 1997. The Company experienced a decline from fiscal 1997 in domestic and international sales of four and two percent, respectively.

Fiscal 1998 sales were affected by the following factors:

Industry Growth Rates. Networking industry growth rates have slowed since the beginning of calendar 1997. While the industry had grown at rates in excess of 30 percent in prior years, recent reports indicate that the networking industry worldwide grew by less than 20 percent during 1997, and this pattern has continued into 1998.

Channel Inventory. In the second quarter of fiscal 1998, the Company adopted a new inventory business model, which generally calls for fewer weeks' supply of inventory in the distribution channel. The Company transitioned to this model during the second and third quarters of fiscal 1998. As a result, sales during these periods were adversely affected.

Modems. Fiscal 1998 sales of modem products decreased compared to fiscal 1997. In January 1998, the International Telecommunications Union (ITU) finally determined the V.90 standard for 56 Kbps technology. The Company believes that the previous lack of such a standard contributed to delays in customers' purchasing decisions for higher-speed modems and remote access concentrators. Although the Company began shipping V.90 standard modems late in the third quarter of fiscal 1998, the Company believes these delays, as well as product transitions, adversely affected sales. In addition, the delay in the V.90 standard caused aggressive pricing in older generation modem products, which in connection with the channel inventory reduction mentioned above, contributed to a year-over-year decrease in sales.

Pricing. The pricing environment has been very competitive, and although the Company experienced significant year-over-year unit growth in key products such as Fast Ethernet NICs and workgroup switches, these gains were partially offset by declines in average selling prices. For example, in fiscal 1998, the Company experienced price decreases between 15 and 39 percent compared to fiscal 1997 in a number of product segments, including modems, workgroup switches, hubs and remote access concentrators. While the trend of declining average selling prices is expected to continue in future periods, the Company believes that price erosion will be less than that experienced in fiscal 1998.

Remote Access Concentrators. Fiscal 1998 sales of remote access concentrators decreased compared to fiscal 1997. Factors affecting this decrease included aggressive price competition, including the introduction of new higher-density products at prices similar to the older lower-density products. In addition, sales of remote access concentrators were impacted by the channel inventory reduction described above.

Asia Pacific Economic Turmoil. During fiscal 1998, sales in the Asia Pacific region increased only four percent compared to fiscal 1997. Sales growth was 48 percent in fiscal 1997 compared to fiscal 1996. Historically, the Asia Pacific region had been a high growth region for the networking industry and the Company. During fiscal 1998, however, several Asian countries experienced a weakening of their local currencies and turmoil in their financial markets and institutions, which the Company believes adversely affected financial results during fiscal 1998.

Handheld Connected Organizer and Switching Products. Fiscal 1998 sales of handheld connected organizer products more than doubled compared to fiscal 1997 and achieved growth in market share, according to recent industry reports. Growth rates and market share gains in the handheld connected organizer market may not be sustainable in the face of increasing competition from new entrants to the market. In addition, the Company's workgroup switching products experienced significant unit volume growth and increased sales, despite significant declines in average selling prices and the effect of the channel inventory reduction, as described in the above paragraphs.

GROSS MARGIN

Gross margin as a percentage of sales was 45.4 percent in fiscal 1998, compared to 47.9 percent in fiscal 1997. In addition to the factors mentioned above, the Company's year-over-year gross margin decline was affected by several factors, including product mix, increased price competition, and higher period costs. The Company's product mix included higher sales of certain NICs and workgroup switching products, as well as an increase in sales to original equipment manufacturers (OEMs), which carry lower gross margins. The U.S. Robotics brand modems with x2 technology were introduced in the third quarter of fiscal 1997 with significantly higher margins, reflecting first-to-market pricing. During the past twelve months, increased product and price competition in this product segment resulted in a decline in gross margin percent. Additionally, the Company experienced aggressive pricing of remote access products, as described above, which resulted in a decline in gross margin percent. Fixed manufacturing costs and period costs were a higher percentage of sales, primarily as a result of the decrease in sales in the second and third quarters of fiscal 1998, but also due to excess manufacturing capacity. The Company is continuing to consolidate manufacturing and distribution sites in fiscal 1999.

OPERATING EXPENSES

Operating expenses in fiscal 1998 were $2.36 billion, or 43.6 percent of sales, compared to $1.89 billion, or 33.8 percent of sales in fiscal 1997. Operating expenses as a percentage of sales were higher than historical levels, in part due to the reduced level of sales for fiscal 1998, as discussed above. Excluding a purchased in-process technology charge of $8.4 million and merger-related and other charges of $253.7 million primarily associated with the U.S. Robotics merger, operating expenses would have been $2.10 billion, or 38.7 percent of sales for fiscal 1998. Excluding a purchased in-process technology charge of $54.0 million associated with the acquisition of Scorpio and a merger-related charge of $6.6 million associated with the acquisition of OnStream, operating expenses would have been $1.83 billion, or 32.7 percent of sales for fiscal 1997.

Sales and marketing expenses in fiscal 1998 increased $165.9 million or 15 percent from fiscal 1997. Sales and marketing expenses as a percentage of sales increased to 23.0 percent of sales in fiscal 1998 from 19.3 percent in fiscal 1997. The year-over-year increase is attributable to the expansion of field sales and marketing activities worldwide, primarily internationally, and increased spending for the Company's customer service programs. In addition, spending on the Company's global branding campaign during fiscal 1998 contributed to increased marketing expenses from the prior year.

Research and development expenses in fiscal 1998 increased $79.1 million or 16 percent compared to fiscal 1997. Research and development expenses as a percentage of sales increased to 10.7 percent of sales compared to 9.0 percent of sales in fiscal 1997. The year-over-year increase in research and development expenses in absolute dollars and dollars as a percentage of sales was primarily attributable to the cost of developing the Company's new products in the areas of client access and switching, and its expansion into new technologies and markets, such as xDSL. For example, during fiscal 1998, the Company developed a fully-integrated (single-chip) Fast Ethernet NIC, the CoreBuilderTM Layer 3 Switch, the Palm IIITM handheld connected organizer, as well as many other key new products. The Company believes the timely introduction of new technologies and products is crucial to its success and plans to continue to make acquisitions or strategic investments to accelerate time to market where appropriate.

General and administrative expenses in fiscal 1998 increased $18.2 million or seven percent from fiscal 1997. As a percentage of sales, general and administrative expenses increased to 5.0 percent, compared to 4.4 percent in fiscal 1997. The year-over-year increase in general and administrative expenses in absolute dollars and dollars as a percentage of sales primarily reflected the expansion of the Company's infrastructure, including personnel, as well as an increased provision for bad debts.

During the fourth quarter of fiscal 1998, the Company recorded a charge of approximately $8.4 million for purchased in-process technology associated with the Lanworks acquisition. See Note 12 of Notes to Consolidated Financial Statements.

During fiscal 1998, the Company recorded merger-related and other charges of $253.7 million. These charges consisted of a merger-related charge and other charges associated with past merger activities and disposition of real estate. The merger-related charge of approximately $260.7 million related to the merger with U.S. Robotics. During the fourth quarter, the Company reversed approximately $10.6 million of previously recorded merger accruals. The Company also sold a parcel of land near its headquarters site in Santa Clara, which resulted in a net gain of approximately $15.8 million. Also during the fourth quarter of fiscal 1998, the Company made a decision to close a manufacturing site in Illinois in order to consolidate two Chicago-area manufacturing facilities into one location. The Company recognized a charge of approximately $19.4 million associated with this closure. See Note 12 of Notes to Consolidated Financial Statements.

OTHER INCOME, NET

Other income, net increased $8.4 million compared to fiscal 1997, primarily as a result of higher interest income due to higher average cash balances. Other income, net for fiscal 1998 included a charge of approximately $4.7 million related to an early call premium and write-off of unamortized issuance fees associated with the redemption of $110 million of convertible notes in December 1997.

The majority of the Company's sales are denominated in U.S. Dollars. Where available, the Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. Fiscal 1998 other income, net includes foreign currency losses of approximately $12.3 million, primarily related to Korean operations, where foreign exchange hedges were not available, or were available only to a limited extent.

TAXES

The Company's effective income tax rate was approximately 74.1 percent in fiscal 1998 compared to 37.5 percent in fiscal 1997. Excluding the non-deductible portion of merger-related and other charges primarily associated with the merger with U.S. Robotics, the pro forma income tax rate was 35.0 percent for fiscal 1998. Excluding a charge for purchased in-process technology of approximately $54.0 million and tax benefit of approximately $17.9 million associated with the acquisition of Scorpio and the non-deductible portion of the merger-related charge associated with the merger with OnStream, the pro forma income tax rate was 36.9 percent for fiscal 1997.

NET INCOME

Net income for fiscal 1998 was $30.2 million, or $0.08 per share, compared to net income of $500.5 million, or $1.42 per share for fiscal 1997. Excluding a charge for purchased in-process technology and merger-related and other charges mentioned above, net income would have been $246.1 million, or $0.67 per share for fiscal 1998. Excluding the purchased in-process technology and tax benefit, and the merger-related charge, net income would have been $543.2 million, or $1.54 per share for fiscal 1997.

Comparison of fiscal years ended May 31, 1997 and 1996

SALES

Fiscal 1997 sales totaled $5.61 billion, an increase of 31 percent from fiscal 1996 sales of $4.28 billion. Sales of client access products in fiscal 1997 were $3.15 billion, an increase of 30 percent from fiscal 1996 sales of $2.43 billion. Sales of client access products in fiscal 1997 represented 56 percent of total sales compared to 57 percent in fiscal 1996. Sales of network systems products in fiscal 1997 were $2.46 billion, an increase of 32 percent compared to fiscal 1996 sales of $1.86 billion. Sales of network systems products represented 44 percent of total sales in fiscal 1997, compared to 43 percent in fiscal 1996. Fiscal 1997 sales growth was particularly strong in the areas of Fast Ethernet NICs, stackable hubs and switches, modems, remote access concentrators, ATM high-function switches and handheld connected organizers.

Sales in the U.S. represented 55 percent of total sales for fiscal 1997 compared to 60 percent for fiscal 1996. U.S. and international sales increased 21 and 45 percent, respectively, compared to fiscal 1996. The increase in international sales was a result of strong growth in the European and Asia Pacific regions due to the Company's continued global expansion through the opening of new sales offices in Asia, Latin America and Europe and the expansion of worldwide service and support programs.

GROSS MARGIN

Gross margin as a percentage of sales was 47.9 percent in fiscal 1997 compared to 46.6 percent in fiscal 1996. The U.S. Robotics brand modems with x2 technology were introduced in the third quarter of fiscal 1997, with significantly higher margins, reflecting first-to-market pricing. The Company's year-over-year gross margin increase primarily reflected an improved product mix, specifically higher sales of certain modems, workgroup switching and hub products and lower sales of network access concentrators and lower product material costs of certain NICs. The increase in gross margins was partially offset by a higher sales mix of certain lower margin NICs and increased pricing pressures on remote access products. During the third quarter of fiscal 1997, the Company reduced its average selling prices on Fast Ethernet NICs by approximately 40 percent in response to increased competition, thus causing a decline in gross margins, which was not completely reflected in fiscal 1997.

OPERATING EXPENSES

Operating expenses in fiscal 1997 were $1.89 billion, or 33.8 percent of sales, compared to $1.39 billion, or 32.6 percent of sales in fiscal 1996. Excluding a purchased in-process technology charge of $54.0 million associated with the Scorpio acquisition and a merger-related charge of $6.6 million associated with the OnStream acquisition, operating expenses would have been $1.83 billion, or
32.7 percent of sales for fiscal 1997. Excluding a purchased in-process technology charge of $106.4 million associated with the acquisitions of Scorpio and AXON and merger-related and other charges of $70.0 million primarily associated with the acquisition of Chipcom, operating expenses would have been $1.22 billion, or 28.5 percent of sales for fiscal 1996.

Sales and marketing expenses in fiscal 1997 increased $372.4 million or 53 percent from fiscal 1996. Sales and marketing expenses as a percentage of sales increased to 19.3 percent of sales in fiscal 1997 from 16.6 percent in fiscal 1996. The year-over-year increase is attributable to the expansion of field sales and marketing activities and personnel worldwide, as well as an increase in spending for the Company's customer service programs. In addition, the Company increased spending on advertising and marketing incentive programs and promotions associated with the introduction of the x2 products.

Research and development expenses in fiscal 1997 increased $164.7 million or 49 percent compared to fiscal 1996. Research and development expenses as a percentage of sales increased to 9.0 percent of sales compared to 7.9 percent of sales in fiscal 1996. The year-over-year increase in research and development expenses in absolute dollars and dollars as a percentage of sales was primarily attributable to the cost of developing new products in the areas of client access, switching, and network management and its expansion into new technologies and markets.

General and administrative expenses in fiscal 1997 increased $79.6 million or 47 percent from fiscal 1996. As a percentage of sales, general and administrative expenses increased to 4.4 percent, compared to 4.0 percent in fiscal 1997. The year-over-year increase in general and administrative expenses in absolute dollars and dollars as a percentage of sales primarily reflected the expansion of the Company's infrastructure, including facilities, personnel, and an increased provision for bad debts.

OTHER INCOME, NET

Other income, net was 0.2 percent of sales in both fiscal 1997 and fiscal 1996. Other income, net for fiscal 1997 reflected increased interest income due to higher cash and investment balances, which was offset by increased interest and other expense due to higher levels of short-term debt. The majority of the Company's sales are denominated in U.S. Dollars. Where available, the Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. The impact of foreign exchange was not significant for fiscal 1997 or 1996.

TAXES

The Company's effective income tax rate was approximately 37.5 percent in fiscal 1997 compared to 43.0 percent in fiscal 1996. Excluding a charge for purchased in-process technology of approximately $54.0 million and tax benefit of approximately $17.9 million associated with the acquisition of Scorpio and the non-deductible portion of the merger-related charge associated with the merger with OnStream, the pro forma income tax rate was 36.9 percent for fiscal 1997. Excluding the non-deductible purchased in-process technology charge of approximately $106.4 million associated with the acquisitions of Scorpio and AXON, and merger-related and other charges, primarily associated with Chipcom, the pro forma income tax rate was 35.9 percent for fiscal 1996.

NET INCOME

Net income for fiscal 1997 was $500.5 million, or $1.42 per share, compared to net income of $347.9 million, or $1.02 per share for fiscal 1996. Excluding the purchased in-process technology and related tax benefit and the merger-related charge, net income was $543.2 million, or $1.54 per share for fiscal 1997. Excluding the purchased in-process technology and merger-related and other charges mentioned above, net income was $504.1 million, or $1.47 per share for fiscal 1996.

BUSINESS ENVIRONMENT AND RISK FACTORS

Financial Model. In managing its business, the Company annually establishes a long-term financial model based on observed and anticipated trends in technology and the marketplace. The model, which includes ranges for gross margin, operating expenses and operating income, is not intended to be a prediction of future financial results, rather, it is used to assist the Company's management in making decisions about the allocation of resources and investments. The current model is as follows:

         Gross margin                          45.5 - 47.5%
         Operating expenses                    27.5 - 29.5%
         Operating income                      16.0 - 20.0%

The gross margin and operating expenses ranges of the model were reduced during fiscal 1998 to reflect, in part, increasing sales attributable to PC OEMs, the emerging importance of the consumer and small enterprise market segment and increased price competition. The Company is not currently operating within the ranges of the model and does not expect that its financial results will be within these ranges in the short-term. While the Company expects to make progress toward these ranges in fiscal 1999, there can be no assurance that the Company will do so or that actual results in any particular period will fall within the ranges stated in the long-term model above.

Competition and Pricing. The Company participates in a highly volatile industry characterized by vigorous competition for market share, rapid product and technology development, uncertainty over adoption of industry standards and declining prices. The Company's competition comes from start-up companies, well-capitalized computer systems and communications companies, and other technology companies. Many of the Company's current and potential competitors have greater financial, marketing and technical resources than the Company.

The effects of intense competition in the Company's industry include aggressive pricing practices and declining product prices, which have directly impacted the Company's operating results. For example, the Company's results in fiscal 1998 were negatively impacted by decreasing prices in the modem market resulting in part from increased competition for market share, particularly in the OEM channel, and the availability of low-priced components. In addition, the introduction of the new V.90 56 Kbps technology placed significant downward price pressure on older products. Significant competition and decreasing prices have also impacted other product lines, including switches, hubs and remote access concentrators.

There can be no assurance that intense competition in the industry and particular actions of the Company's competitors will not have an adverse effect on the Company's business, operating results and financial condition. In particular, the Company expects that prices on many of its products will continue to decrease in the future and that such price decreases may have an adverse impact on the results of operations or financial condition of the Company.

Development and Introduction of New Products. The Company is actively engaged in the research and development of new technologies and products. The Company's success depends, in substantial part, on the identification of new market and product opportunities and the development and market acceptance of new products, such as the recently introduced CoreBuilder Layer 3 Switches. The Company's business, operating results, or financial condition may be adversely affected by a change in one or more of the technologies affecting network communications, a change in market demand for products based on a particular technology, a failure to develop new products, delays in shipping new products, or technical problems with new products.

With the highly competitive nature of the Company's industry, new products are routinely introduced by competitors. For example, Microsoft Corporation and its licensees recently entered the handheld connected organizer market to compete with the Palm Computing(R) platform, the Company's fastest growing product category. The Company's business may be adversely impacted by the development by competitors of products and technologies that render the Company's products obsolete or noncompetitive.

The Company's success also depends, in part, on the adoption of industry standards, the timely introduction of new standards-compliant products, and market acceptance of these products. For example, the V.90 Kbps standard was established in January 1998, and the Company introduced V.90 products in February 1998. The Company's results have been and will continue to be affected by the extent to which the V.90 technology is deployed by Internet service providers and adopted by Internet and other modem users. Slow market acceptance of new technologies and industry standards, such as the V.90 technology, can and will have an adverse impact on the Company's results of operations or financial condition.

Industry Consolidation and Integration of Acquired Companies. The networking industry is in a period of significant consolidation. For example, during fiscal 1998, the Company merged with U.S. Robotics, Cisco Systems acquired nine companies, Bay Networks acquired four companies, Lucent Technologies acquired four companies, and Northern Telecom announced that it would acquire Bay Networks. The Company expects that networking industry consolidation will continue, including combinations between traditional suppliers of telecommunications or voice networking and data networking companies. Future business combinations may result in companies with strong competitive positions and products. Continued consolidation may have a material adverse effect on the Company's business, operating results or financial condition.

During fiscal 1998, the Company completed the merger with U.S. Robotics. Achieving the benefits of an acquisition depend, in part, upon whether the integration of the acquired business, products or technology is accomplished in an efficient and effective manner. There can be no assurance with the Company's recent acquisitions or any future acquisitions that the products, technologies, distribution channels, customer support operations, management information systems, research and development efforts and key personnel of the acquired companies will be effectively assimilated into the Company's business or product offerings. The failure to effectively integrate acquired companies and their products could have a material adverse effect on the Company's business, operating results, or financial condition.

Declining Industry Growth Rates. The Company's success is dependent, in part, on the overall growth rate of the networking industry. In 1997 and early 1998, industry growth was well below historical rates. There can be no assurance that the networking industry will continue to grow or that it will again achieve higher growth rates. The Company's business, operating results or financial condition may be adversely affected by any further decrease in industry growth. In addition, there can also be no assurance that the Company's results in any particular period will fall within the ranges for growth forecast by market researchers.

Reliance on Distributors, Resellers and OEMs. The Company sells a significant portion of its products to distributors, resellers and OEMs. In recent years, the percentage of products sold through these channels has increased. The Company's reliance on distributors, resellers and OEMs subjects the Company to many risks, including inventory, credit and business concentration.

The Company's distributors and resellers maintain significant levels of the Company's products in their inventories. The Company attempts to ensure that appropriate levels of products are available to end users by working closely with distributors and resellers to manage inventory levels. In the second quarter of fiscal 1998, the Company adopted a new inventory business model, which generally calls for fewer weeks' supply of inventory in the channel and the Company accepting some inventory risk previously held by its customers. There can be no assurance that the Company will be successful in efforts to manage the inventory levels of its distributors and resellers or that the Company will be able to successfully operate its business within its inventory business model. Any failure by the Company to do so could adversely affect the Company's business, operating results or financial condition. In addition, the Company's results could be negatively impacted if the Company's distributors and resellers implement a different channel inventory model.

The distribution and reseller channels utilized by the Company have undergone a significant level of consolidation. As a result, the Company has an increased concentration of credit risk. While the Company monitors and attempts to manage this risk, financial difficulties on the part of one or more of the Company's distributors or resellers may have a material adverse effect on the Company's results of operations or financial condition.

The Company derives an increasing portion of its sales from OEMs, including PC companies that bundle 3Com NICs and modems, and incorporate 3Com chipsets into their products. The Company expects that the trend toward increasing OEM sales will continue. As a result, the Company's future operating results are dependent, in part, on the Company's ability to establish, maintain and strengthen relationships with OEMs. Because sales to OEMs are typically at lower prices and result in lower margins to the Company, the Company's sales and gross margins may be adversely impacted if, as the Company expects, OEMs continue to become a larger percentage of the business.

Product Integration. Certain OEMs in the PC industry have, from time to time, chosen to integrate networking and modem functions on the PC motherboard. For example, the Company currently sells networking chipsets to Dell Computer which are integrated directly onto the PC motherboard of Dell's high-end Optiplex line of PCs. While no clear long-term trend has emerged, should integration become a trend, the Company's future sales growth could be adversely impacted.

Reliance on Suppliers. Some key components of the Company's products are currently available only from single or limited sources. In addition, certain of the Company's suppliers are competitors of the Company. While the Company has generally been able to obtain adequate supplies of components from existing sources, there can be no assurance that in the future the Company's suppliers will be able to meet the Company's demand for components in a timely and cost-effective manner. The Company's business, operating results, financial condition or customer relationships could be adversely affected by either an increase in prices for, or an interruption or reduction in supply of, key components.

International Markets. The Company operates internationally and expects that international markets will continue to account for a significant percentage of the Company's sales. Many international markets are characterized by economic and political instability and currency fluctuations that can adversely affect the Company's operating results or financial condition.

The recent instability in the Asian financial markets has negatively impacted the Company's sales in those markets by, among other things, decreasing end-user purchases, increasing competition from local competitors offering sales terms in local currencies, and reducing access to sources of capital needed by customers to make purchases. In addition to reducing sales, difficulties in Asia have subjected the Company's resellers to financial difficulties and may increase the Company's credit risk as customers become insolvent or otherwise have their ability to meet obligations impaired. Should the economic environment in Asia fail to improve, the Company may consider continuing to expand its exposure to foreign currencies to preserve long-term customer relationships.

There can be no assurance that the instability in Asia will not continue to have an adverse effect on the Company's operating results. In addition, there is no assurance that similar situations in other markets will not occur and adversely impact the Company. In particular, significant fluctuations in foreign currency could have an adverse impact on the Company's sales and/or foreign currency exchange exposures.

Ability to Satisfy Product Orders. The timing and amount of the Company's sales are dependent on a number of factors that make estimating operating results prior to the end of any period uncertain. For example, the Company does not typically maintain a significant backlog and, as a result, product sales in any quarter are dependent on orders booked and shipped in that quarter. In addition, the Company's customers historically request fulfillment of orders in a short period of time, resulting in limited visibility to sales trends. As a result, the Company's operating results depend on the volume and timing of orders and the Company's ability to fulfill the orders in a timely manner. The Company's results of operations or financial condition would be adversely affected if incoming order rates decline, if ordered products are not readily available, or if the Company is not able to immediately fill orders.

From time to time, the Company has shipped a significant percentage of its products in the third month of a fiscal quarter. This subjects the Company to risks such as unexpected disruptions in functions including manufacturing, order management, information systems and shipping. Should the percentage of sales in the third month of a quarter escalate, or should a significant disruption in the Company's functions occur, there could be an adverse affect on the Company's results of operations or financial condition.

Inventory. In recent periods, the Company's inventory has been higher than historical levels. High levels of inventory increase the exposure to the Company when products in inventory become obsolete or otherwise not saleable. While the Company expects to reduce the level of its inventory over time, there can be no assurance that it will be successful in doing so, or that products in the Company's inventory will not become obsolete. Failure to adequately manage the levels of inventory could adversely impact the Company's operating results or financial condition.

Product Warranties. The Company's products are covered by warranties, and the Company is subject to contractual commitments to perform under such warranties. If unexpected circumstances arise such that products do not perform as intended and the Company is not successful in resolving product quality or performance issues, there could be an adverse impact on the operating results or financial condition of the Company.

Intellectual Property Rights. The Company has received, and may continue to receive, notice of claims of infringement of other parties' proprietary rights. Many of the Company's competitors, in particular the traditional telecommunications companies, have large patent portfolios. The Company, from time to time, must negotiate licenses or cross-licenses with third parties to obtain rights to incorporate proprietary technologies, protocols or specifications. Any failure by the Company to obtain and maintain licenses, on favorable terms, for intellectual property rights required for the manufacture, sale and use of its products, particularly those which must comply with industry standard protocols and specifications to be commercially viable, could have a material adverse effect on the Company's business, results of operations or financial condition.

The Company may be subject to litigation based on claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and cause diversion of management's attention, either of which could have a material adverse effect on the Company's business, results of operations or financial condition. Adverse determinations in such litigation could subject the Company to significant liabilities, require the Company to seek licenses from others, or prevent the Company from manufacturing and selling its products, any one of which could have a material adverse effect on the Company.

Electronic Commerce and Electronic Data Interchange (EDI). Many vendors, distributors and resellers have been successful in the direct sale of products to customers who wish to order products on the Internet or through EDI. These trends have enabled manufacturers to increase business volume and lower their cost structures. There can be no assurance that the Company will successfully implement or continue to expand such systems in a timely manner, and a failure to do so could adversely affect results of operations or financial condition.

Dependence on Key Personnel and Recruiting. The success of the Company will depend to a significant extent upon a number of key technical employees and management. The loss of the services of key employees could have a material adverse effect on the Company's business, operating results or financial condition. In addition, recruiting and retaining skilled personnel, including qualified engineers, is highly competitive. If the Company cannot successfully recruit and retain skilled personnel, the Company's financial results may be adversely affected.

Year 2000 Compliance. As is true for most companies, the Year 2000 computer issue creates a risk for 3Com. If systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The risk for 3Com exists in four areas: systems used by the Company to run its business, systems used by the Company's suppliers, potential warranty or other claims from 3Com customers, and the potential reduced spending by other companies on networking solutions as a result of significant information systems spending on Year 2000 remediation. The Company is currently evaluating its exposure in all of these areas.

3Com is in the process of conducting a comprehensive inventory and evaluation of the information systems used to run its business. 3Com has a number of projects underway to replace older systems that are known to be Year 2000 non-compliant. Other systems, which are identified as non-compliant, will be upgraded or replaced. For the Year 2000 non-compliance issues identified to date, the cost of remediation is not expected to be material to the Company's operating results. However, if implementation of replacement systems is delayed, or if significant new non-compliance issues are identified, the Company's results of operations or financial condition could be materially adversely affected.

3Com is also in the process of contacting its critical suppliers to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. Where practicable, 3Com will attempt to mitigate its risks with respect to the failure of suppliers to be Year 2000 ready. However, such failures remain a possibility and could have an adverse impact on the Company's results of operations or financial condition.

The Company believes its current products are Year 2000 compliant; however, since all customer situations cannot be anticipated, particularly those involving third party products, 3Com may see an increase in warranty and other claims as a result of the Year 2000 transition. In addition, litigation regarding Year 2000 compliance issues is expected to escalate. For these reasons, the impact of customer claims could have a material adverse impact on the Company's results of operations or financial condition.

Year 2000 compliance is an issue for virtually all businesses, whose computer systems and applications may require significant hardware and software upgrades or modifications. Companies owning and operating such systems may plan to devote a substantial portion of their information systems' spending to fund such upgrades and modifications and divert spending away from networking solutions. Such changes in customers' spending patterns could have a material adverse impact on the Company's sales, operating results or financial condition.

Fluctuations in Quarterly Results. The Company's operating results for any particular quarter are difficult to predict and may continue to be subject to significant fluctuations. These fluctuations can be caused by a wide variety of factors, including the volume and timing of orders, the introduction and acceptance of new products and technologies, price competition, general conditions and trends in the networking industry and technology sector, disruption in international markets, general economic conditions, and extraordinary events such as industry consolidation, acquisitions, or litigation. For example, the first quarter of the fiscal year has traditionally been the Company's lowest sales quarter, as it includes the three summer months of June, July and August. These factors, and accompanying fluctuations in periodic operating results, could have a significant adverse impact on the market price of the Company's common stock.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents and short-term investments at May 31, 1998 were $1.1 billion, increasing $186.1 million from May 31, 1997. At the end of fiscal 1997, cash and equivalents and short-term investments were $889.9 million.

For the fiscal year ended May 31, 1998, net cash generated from operating activities was $626.2 million. Accounts receivable at May 31, 1998 decreased $109.5 million from May 31, 1997 to $849.6 million. Days sales outstanding in receivables decreased to 56 days at May 31, 1998, compared to 63 days at May 31, 1997. Inventory levels at May 31, 1998 increased $90.1 million, of which $70.1 million was finished goods, from the prior fiscal year-end to $644.8 million. Average inventory turnover was 4.4 turns for the quarter ended May 31, 1998, compared to 6.2 turns for the quarter ended May 31, 1997.

During the fiscal year ended May 31, 1998, the Company made $508.3 million in capital expenditures. Major capital expenditures included upgrades and expansion of the Company's facilities in the U.S., the U.K., Ireland and Singapore and the continuing development of the Company's worldwide information systems. As of May 31, 1998, the Company had approximately $138 million in capital expenditure commitments outstanding primarily associated with the construction and expansion of facilities in the U.S. and Singapore. In addition, the Company has commitments related to operating lease arrangements in the U.S., under which the Company has an option to purchase the properties for an aggregate of $322.2 million, or arrange for the sale of the properties to a third party. If the properties are sold to a third party at less than the option price, the Company retains an obligation for the difference, subject to certain provisions of the lease.

In April 1998, the Company purchased the property in Rolling Meadows, Illinois, which was previously under an operating lease, and paid the owner $38.3 million pursuant to its purchase rights.

During fiscal 1998, the Company received cash of $297.2 million from the sale of approximately 24 million shares of its common stock to employees through its employee stock purchase and option plans. These cash inflows related primarily to the exercise of stock options by former employees of U.S. Robotics. Pursuant to a change-in-control feature of the U.S. Robotics' employee stock option plans, substantially all outstanding options held by employees of U.S. Robotics became fully vested and exercisable upon closing of the merger in June 1997.

During the first quarter of fiscal 1998, the Company signed a lease, which replaced a previous land lease, for 300,000 square feet of office and research and development space and a data center to be built on land adjacent to the Company's headquarters site in Santa Clara, California. The lease expires in August 2002, with an option to extend the lease term for two successive periods of five years each. The Company has an option to purchase the property for $83.6 million, or at the end of the lease arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sale price and $83.6 million, subject to certain provisions of the lease. Construction of the buildings began in July 1997, and the Company anticipates that it will occupy the facility and begin lease payments in the second quarter of fiscal 1999.

During the first quarter of fiscal 1998, the Company signed a lease, which replaced a previous land lease, for 525,000 square feet of office, research and development and manufacturing space to be built on land in Marlborough, Massachusetts for the consolidation and expansion of existing operations. The lease expires in August 2002, with an option to extend the lease term for two successive periods of five years each. The Company has an option to purchase the property for $86.0 million, or at the end of the lease arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sale price and $86.0 million, subject to certain provisions of the lease. Construction of the buildings began in the first quarter of fiscal 1998, and the Company anticipates that it will occupy the facility and begin lease payments in the fourth quarter of fiscal 1999. Adjacent to this property is a leased facility consisting of 100,000 square feet of office space. This lease expires in December 1999.

The two aforementioned leases require the Company to maintain specified financial covenants, all of which the Company was in compliance with as of May 31, 1998.

During the fourth quarter of fiscal 1998, the Company notified the lessor of a 58-acre parcel of land near its existing headquarters in Santa Clara of its intention to exercise its option to purchase the land for $49.5 million. On March 26, 1998 the option was exercised, and the Company immediately sold a portion of the land to a third party. Terms of the transaction resulted in the Company reporting a net gain of $15.8 million on the sale of the property during the fourth quarter of fiscal 1998. An additional gain of $4.2 million was deferred pending the resolution of certain contingencies. The Company retained a 25-acre parcel for future development. This parcel of land is adjacent to a 14-acre parcel previously purchased by the Company.

The Company has a $100 million revolving bank credit agreement, which expires December 20, 1999. Payment of cash dividends are permitted under the credit agreement, subject to certain limitations based on net income levels of the Company. The Company has not paid and does not anticipate it will pay cash dividends on its common stock. The credit agreement requires the Company to maintain specified financial covenants. As of May 31, 1998, there were no outstanding borrowings under the credit agreement, and the Company was in compliance with all required covenants. During fiscal 1998, the Company repaid approximately $185 million of short-term and long-term borrowings incurred by U.S. Robotics prior to the merger.

On December 23, 1997, the Company redeemed all of its convertible subordinated notes totaling $110 million. Under the terms of the note agreement, the Company paid cash of approximately $115 million for principal, accrued interest and an early call premium. Included in other income, net for the year ended May 31, 1998 is a charge of approximately $4.7 million for the early call premium and write-off of unamortized issuance fees.

As of May 31, 1998 approximately $50.5 million of the U.S. Robotics merger accrual was remaining. Of this amount, approximately $18 million relates to anticipated cash expenditures associated with the merger, of which approximately $6 million relates to severance and outplacement costs, which the Company expects will be paid in the first six months of fiscal 1999. See Note 12 of Notes to the Consolidated Financial Statements.

During the fourth  quarter of fiscal 1998,  the Company  purchased  Lanworks for approximately $13.0 million in cash. This acquisition resulted in a charge of approximately $8.4 million during the year ended May 31, 1998, which represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use.

In June 1998, the Company's Board of Directors authorized the repurchase of up to 10 million shares of the Company's stock. Such purchases will be made in the open market from time to time.

Based on current plans and business conditions, the Company believes that its existing cash and equivalents, short-term investments, cash generated from operations and the available credit agreement will be sufficient to satisfy anticipated cash requirements for at least the next twelve months.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income." This Statement establishes standards for the reporting and display of comprehensive income and its components. SFAS 130 will be effective for the Company's fiscal year 1999 and requires restatement of all previously reported information for comparative purposes. This Statement will require additional disclosure but will not have a material impact on the Company's financial position, results of operations or cash flows.

In June 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement requires that financial information be reported on the basis used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS 131 will be effective for the Company's fiscal year 1999 and requires restatement of all previously reported information for comparative purposes. Management of the Company has not yet evaluated the effects of this change on its reporting of segments.

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company's fiscal year ending May 31, 2001. Management believes that this Statement will not have a significant impact on the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures. The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity security price risk. The Company does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity. The Company maintains a short-term investment portfolio consisting mainly of income securities with an average maturity of less than two years. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at May 31, 1998, the fair value of the portfolio would decline by an immaterial amount. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

At May 31, 1998, the Company had approximately $200 million of outstanding obligations under certain real estate lease arrangements with monthly payments tied to short-term interest rates. If short-term interest rates were to increase 10 percent, the increased lease payments associated with these arrangements would not have a material impact on the Company's net income or cash flows. In addition, the Company also had fixed rate long-term debt of approximately $48 million, and a hypothetical 10 percent decrease in interest rates would not have a material impact on the fair market value of this debt. The Company does not hedge any interest rate exposures.

Foreign Currency Exchange Risk. The Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure. A hypothetical 10 percent appreciation of the U.S. Dollar from May 31, 1998 market rates would increase the unrealized value of the Company's forward contracts by $11.8 million. Conversely, a hypothetical 10 percent depreciation of the U.S. Dollar from May 31, 1998 market rates would decrease the unrealized value of the Company's forward contracts by $11.8 million. In either scenario, the gains or losses on the forward contracts are largely offset by the gains or losses on the underlying transactions and consequently a sudden or significant change in foreign exchange rates would not have a material impact on future net income or cash flows.

Equity Price Risk. The Company holds a small portfolio of marketable-equity traded securities that are subject to market price volatility. Equity price fluctuations of plus or minus 15 percent would not have a material impact on the Company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                            Page
                                                                            ----
Financial Statements:
  Independent Auditors' Reports:
    Report of Deloitte & Touche LLP........................................   35
    Report of Grant Thornton LLP...........................................   36
  Consolidated Statements of Income for the years ended May 31, 1998,
     1997 and 1996.........................................................   37
  Consolidated Balance Sheets at May 31, 1998 and 1997.....................   38
  Consolidated Statements of Stockholders' Equity for the years ended
     May 31, 1998, 1997 and 1996...........................................   39
  Consolidated Statements of Cash Flows for the years ended May 31,
     1998, 1997 and 1996...................................................   40
  Notes to Consolidated Financial Statements...............................   41
  Quarterly Results of Operations (Unaudited)..............................   60
Financial Statement Schedule:
     Schedule II - Valuation and Qualifying Accounts and Reserves..........  S-1

All other schedules are omitted, because they are not required, are not applicable, or the information is included in the consolidated financial statements and notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of 3Com Corporation:

We have audited the consolidated balance sheets of 3Com Corporation and its subsidiaries (the Company) as of May 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended May 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. The consolidated financial statements give retroactive effect to the fiscal 1998 merger of 3Com Corporation and U.S. Robotics Corporation, which has been accounted for as a pooling-of-interests as described in Note 3 to the consolidated financial statements. We did not audit the consolidated statements of earnings, stockholders' equity, and cash flows of U.S. Robotics Corporation for the year ended September 29, 1996, which were combined with 3Com Corporation's statements for the year ended May 31, 1996, and reflect revenues of $1,977,512,000, and net earnings of $170,020,000. We also did not audit the information in the financial statement schedule relating to U.S. Robotics Corporation for the year ended September 29, 1996, which information is included in 3Com Corporation's schedule for the year ended May 31, 1996. Those financial statements and financial statement schedule were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for U.S. Robotics for fiscal 1996, is based solely on the reports of such other auditors. As described in Note 3 to the consolidated financial statements, subsequent to the issuance of the report of the other auditors, the consolidated financial statements of U.S. Robotics for the fiscal year ended September 29, 1996 were restated to more closely conform to the fiscal year of 3Com Corporation for the year May 31, 1997.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 3Com Corporation and its subsidiaries at May 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of the other auditors, such financial statement schedule referenced to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

San Jose, California
June 23, 1998

REPORT OF GRANT THORNTON LLP

Board of Directors of U.S. Robotics Corporation

We have audited the consolidated statement of earnings, stockholders' equity and cash flows of U.S. Robotics Corporation and Subsidiaries (U.S. Robotics) for the year ended September 29, 1996. Our audit also included the financial statement schedule for the year ended September 29, 1996. These financial statements are the responsibility of U.S. Robotics' management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of U.S. Robotics Corporation and Subsidiaries for the year ended September 29, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audit, such financial statement schedule, when considered in relation to the basic consolidated statements as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Grant Thornton  LLP

Chicago, Illinois
November 4, 1996

CONSOLIDATED STATEMENTS OF INCOME
                                                     YEARS ENDED MAY 31,
                                              ----------------------------------
(In thousands, except per share data)           1998         1997        1996
                                              ----------  ----------  ----------

Sales                                         $5,420,367  $5,606,077  $4,284,508

Cost of sales                                  2,961,164   2,918,966   2,289,682
                                              ----------  ----------  ----------

Gross margin                                   2,459,203   2,687,111   1,994,826
                                              ----------  ----------  ----------
Operating expenses:
     Sales and marketing                       1,247,755   1,081,846     709,413
     Research and development                    581,613     502,503     337,785
     General and administrative                  268,115     249,941     170,317
     Purchased in-process technology               8,433      54,000     106,353
     Merger-related charges and other            253,722       6,600      69,950
                                              ----------  ----------  ----------

     Total operating expenses                  2,359,638   1,894,890   1,393,818
                                              ----------  ----------  ----------

Operating income                                  99,565     792,221     601,008
Other income, net                                 16,908       8,480       9,352
                                              ----------  ----------  ----------

Income before income taxes                       116,473     800,701     610,360

Income tax provision                              86,259     300,168     262,485
                                              ----------  ----------  ----------

Net income                                    $   30,214  $  500,533  $  347,875
                                              ==========  ==========  ==========
Net income per share:

     Basic                                    $     0.09  $     1.51  $     1.10
     Diluted                                  $     0.08  $     1.42  $     1.02

Weighted average common shares outstanding       351,154     330,517     316,115
Effect of potentially dilutive common shares:
     Employee stock options                        8,958      22,429      26,260
     Restricted stock                                150         323         273
                                              ----------  ----------  ----------
Weighted average common shares outstanding,
  assuming dilution                              360,262     353,269     342,648
                                              ==========  ==========  ==========

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
                                                               May 31,
                                                     --------------------------
(In thousands, except par value)
                                                         1998           1997
                                                     -----------    -----------
ASSETS

Current assets:
    Cash and equivalents                             $   528,981    $   351,237
    Short-term investments                               547,097        538,706
    Accounts receivable, less allowance for
      doubtful accounts ($72,297 and $59,079
      in 1998 and 1997, respectively)                    849,640        959,142
    Inventories, net                                     644,771        554,718
    Deferred income taxes                                430,182        196,875
    Other                                                134,001        115,058
                                                     -----------    -----------
         Total current assets                          3,134,672      2,715,736

Property and equipment, net                              858,779        731,301
Deposits and other assets                                 87,069        118,804
                                                     -----------    -----------

Total assets                                         $ 4,080,520    $ 3,565,841
                                                     ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term debt                                  $      --      $   134,700
    Accounts payable                                     332,992        308,581
    Other accrued liabilities                            661,303        516,976
    Income taxes payable                                 177,612        168,942
    Current portion of long-term obligations              12,008         12,314
                                                     -----------    -----------
         Total current liabilities                     1,183,915      1,141,513

Long-term debt                                            35,878        163,945
Other long-term obligations                                4,480          6,707
Deferred income taxes                                     48,752         25,332

Stockholders' equity:
    Preferred stock, no par value, 10,000 shares
         authorized; none outstanding                       --             --
    Common stock, $.01 par value, 990,000 shares
         authorized; shares outstanding:
         1998--358,870 1997--334,944                   1,730,676      1,183,926
    Unamortized restricted stock grants                   (4,157)        (5,165)
    Retained earnings                                  1,079,775      1,049,561
    Unrealized gain on investments, net                      827          2,320
    Accumulated translation adjustments                      374         (2,298)
                                                     -----------    -----------
         Total stockholders' equity                    2,807,495      2,228,344
                                                     -----------    -----------

Total liabilities and stockholders' equity           $ 4,080,520    $ 3,565,841
                                                     ===========    ===========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                           Unrealized
                                                                 Unamortized                 Gain/     Accumulated
(In thousands)                                 Common Stock      Restricted    Retained    (Loss) On   Translation
                                           Shares       Amount  Stock Grants   Earnings   Investments  Adjustments   Total
                                           ------       ------  ------------   --------   -----------  -----------   -----
BALANCES, JUNE 1, 1995 AS
   PREVIOUSLY REPORTED                    160,912   $  435,922   $  (2,037)  $   200,030   $     (22)   $  (169)  $  633,724
Restatement for pooling of interests-
   U.S. Robotics                          147,676      274,361        --         148,617        --        1,417      424,395
                                         --------   ----------   ---------   -----------   ---------    -------   ----------
AS RESTATED                               308,588      710,283      (2,037)      348,647         (22)     1,248    1,058,119

Common stock issued under stock plans      13,028       96,808      (3,502)                                           93,306
Repurchase of common stock                    (23)         (52)                     (923)                               (975)
Tax benefit from employee stock
   transactions                                        134,234                                                       134,234
Amortization of restricted stock grants                              1,052                                             1,052
Stock options assumed in connection with
   acquisitions                             1,215        9,675                    (5,706)                              3,969
Adjustment to conform fiscal year of
   pooled entity - Chipcom                    292        3,489                     2,396         151                   6,036
Stock split - U.S. Robotics                                439                      (439)                                 --
Unrealized gain on available-for-
   sale securities                                                                             7,030                   7,030
Accumulated translation adjustments                       (277)                                            306            29
Net income                                                                       347,875                             347,875
                                         --------   ----------   ---------   -----------   ---------   -------    ----------
BALANCES, MAY 31, 1996                    323,100      954,599      (4,487)      691,850       7,159     1,554     1,650,675

Common stock issued under stock plans       9,049       94,746      (2,412)                                           92,334
Tax benefit from employee stock
   transactions                                        117,088                                                       117,088
Amortization of restricted stock grants                              1,734                                             1,734
Stock options assumed in connection with
   acquisitions                                          2,192                                                         2,192
Redemption of stock rights                                 220                                                           220
Adjustment to conform fiscal year of
   pooled entity - OnStream                 3,292       25,698                   (16,427)                              9,271
Adjustment to conform fiscal year of
   pooled entity - U.S. Robotics             (497)     (10,289)                 (126,395)                  939      (135,745)
Unrealized loss on available-for-
   sale securities                                                                            (4,839)                 (4,839)
Accumulated translation adjustments                       (328)                                         (4,791)       (5,119)
Net income                                                                       500,533                             500,533
                                         --------   ----------   ---------   -----------   ---------   -------    ----------
BALANCES, MAY 31, 1997                    334,944    1,183,926      (5,165)    1,049,561       2,320    (2,298)    2,228,344

Common stock issued under stock plans      23,926      297,693        (445)                                          297,248
Tax benefit from employee stock
   transactions                                        249,057                                                       249,057
Amortization of restricted stock grants                              1,453                                             1,453
Unrealized loss on available-for-
   sale securities                                                                            (1,493)                 (1,493)
Accumulated translation adjustments                                                                      2,672         2,672
Net income                                                                        30,214                              30,214
                                         --------   ----------   ---------   -----------   ---------   -------    ----------
BALANCES, MAY 31, 1998                    358,870   $1,730,676   $  (4,157)  $ 1,079,775   $     827   $   374    $2,807,495
                                         ========   ==========   =========   ===========   =========   =======    ==========

See Notes to Consolidated Financial Statements.

cCONSOLIDATED STATEMENTS OF CASH FLOWS                     Years Ended May 31,
--------------------------------------             --------------------------------
(Dollars in thousands)                               1998        1997         1996
                                                     ----        ----         ----
Cash flows from operating activities:
  Net income                                       $  30,214   $ 500,533   $ 347,875
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                   300,254     187,924     121,433
     Deferred income taxes                          (228,154)    (58,062)    (26,175)
     Pooling of interests: Chipcom                      --          --        (3,048)
                           OnStream                     --         4,850        --
                           U.S. Robotics                --       (83,729)       --
     Purchased in-process technology                   8,433      54,000     106,353
     Merger-related charges and other                253,722       6,600      69,950
     Changes in assets and liabilities, net of
       effects of acquisitions:
        Accounts receivable                          109,502    (295,533)   (452,019)
        Inventories                                 (156,535)    (46,605)   (163,506)
        Other current assets                         (22,502)    (64,787)    (27,066)
        Accounts payable                              24,411      85,396      64,974
        Other accrued liabilities                     30,103     135,953      93,183
        Income taxes payable                         276,735     170,298     168,143
                                                   ---------   ---------   ---------
Net cash provided by operating activities            626,183     596,838     300,097
                                                   ---------   ---------   ---------
Cash flows from investing activities:
   Purchase of short-term investments               (367,784)   (479,249)   (477,858)
   Proceeds from short-term investments              352,854     289,376     503,802
   Purchase of property and equipment               (508,328)   (404,890)   (368,951)
   Retirements of property and equipment              49,566        --          --
   Businesses acquired in purchase transactions         --       (66,547)   (139,496)
   Other, net                                         (9,468)    (49,000)     (8,628)
                                                   ---------   ---------   ---------
Net cash used for investing activities              (483,160)   (710,310)   (491,131)
                                                   ---------   ---------   ---------
Cash flows from financing activities:
   Issuance of common stock                          297,248      95,072      99,309
   Repurchase of common stock                           --          --          (975)
   Repayments of short-term debt, notes payable
             and capital lease obligations          (168,230)     (1,740)     (3,269)
   Repayments of long-term borrowings               (128,067)       (225)       (441)
   Net proceeds from issuance of debt                 33,300     134,703      33,243
   Other, net                                            470       3,326          29
                                                   ---------   ---------   ---------
Net cash provided by financing activities             34,721     231,136     127,896
                                                   ---------   ---------   ---------

Increase (decrease) in cash and equivalents          177,744     117,664     (63,138)
Cash and equivalents, beginning of period            351,237     233,573     296,711
                                                   ---------   ---------   ---------

Cash and equivalents, end of period                $ 528,981   $ 351,237   $ 233,573
                                                   =========   =========   =========
Other cash flow information:
   Interest paid                                   $  18,293   $  18,305   $  17,930
   Income taxes paid, net                              5,135     116,050     120,524
   Non-cash investing and financing activities:
     Tax benefit on stock option transactions        249,057     117,088     134,234
     Unrealized gain (loss) on investments, net       (1,493)     (4,839)      7,030
     Fair value of stock issued and options assumed
        in business combinations                        --         2,192       3,969

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  DESCRIPTION OF BUSINESS

Description of business. 3Com Corporation, founded in 1979, and its subsidiaries ("3Com" or "the Company") is committed to providing customers global access to critical information through high-speed networks designed to serve large enterprises, small/medium enterprises, consumer/small office, home office
(SOHO), and carrier/service providers. 3Com offers a broad range of products which include switches, hubs, remote access concentrators, routers, network interface cards, modems and network management software for Ethernet, Fast Ethernet, Token Ring, Fiber Distributed Data Interface (FDDI), Asynchronous Transfer Mode (ATM), Digital Subscriber Line (xDSL), cable and other high-speed technologies, and handheld connected organizers. Headquartered in Santa Clara, California, 3Com has worldwide research and development, manufacturing, marketing, sales and support capabilities.

NOTE 2:  SIGNIFICANT ACCOUNTING POLICIES

Fiscal year. Effective June 1, 1997, the Company adopted a 52-53 week fiscal year ending on the Sunday nearest to May 31. Effective June 1, 1998, the Company adopted a 52-53 week fiscal year ending on the Friday nearest to May 31. The Company does not expect this change to have a significant effect on the Company's consolidated financial statements.

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

Short-term investments consist of investments acquired with maturities exceeding three months but less than two years. While the Company's intent is to hold debt securities to maturity, consistent with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Such securities are reported at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity, net of applicable taxes.

Concentration of credit risk and major customers. Financial instruments, which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company invests in instruments with an investment credit rating of AA and better. The Company also places its investments for safekeeping with high-credit-quality financial institutions, and by policy, limits the amount of credit exposure from any one financial institution.

Due to consolidation in the distribution and reseller channels, the Company's increased volume of sales into these channels, and the merger with U.S. Robotics, the Company has experienced an increased concentration of credit risk, and, as a result, may maintain individually significant receivable balances with such distributors and resellers. While the Company frequently monitors and manages this risk, financial difficulties on the part of one or more of the Company's distributors and resellers may have a material adverse effect on the Company. As of and for the year ended May 31, 1998, the Company had one customer which accounted for 14 percent of total sales and 14 percent of total accounts receivable. The same customer accounted for 13 percent and 12 percent of total sales for the fiscal years ended May 31, 1997 and 1996, respectively.

Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market.

Property and equipment is stated at cost. Equipment under capital leases is stated at the lower of fair market value or the present value of the minimum lease payments at the inception of the lease.

Depreciation and amortization are computed over the shorter of the estimated useful lives, lease terms, or terms of license agreements of the respective assets, on a straight-line basis - generally 2-15 years, except for buildings which are depreciated over 25 years.

Intangible assets. Purchased technology and goodwill are included in other assets. Purchased technology is amortized over the useful life, generally four years. Goodwill is amortized over 10 years.

Revenue recognition. The Company generally recognizes a sale when the product has been shipped, no material vendor or post-contract support obligations remain outstanding, except as provided by a separate service agreement, and collection of the resulting receivable is probable. The Company accrues related product return reserves, warranty and royalty expenses at the time of sale. Service and subscription revenue is recognized over the contract term. The Company extends limited product return and price protection rights to certain distributors and resellers. Such rights are generally limited to a certain percentage of sales over a three to six-month period. The Company warrants products for periods ranging from 90 days to life, depending upon the product.

Foreign currency translation. The majority of the Company's sales are denominated in U.S. Dollars. For foreign operations with the local currency as the functional currency, assets and liabilities are translated at year-end exchange rates, and statements of income are translated at the average exchange rates during the year. Gains or losses resulting from foreign currency translation are accumulated as a separate component of stockholders' equity.

For foreign operations with the U.S. Dollar as the functional currency, assets and liabilities are translated at the year-end exchange rates except for inventories, prepaid expenses, and property and equipment, which are translated at historical exchange rates. Statements of income are translated at the average exchange rates during the year except for those expenses related to balance sheet amounts that are translated using historical exchange rates. Gains or losses resulting from foreign currency translation are included in other income, net in the statements of income. Foreign currency losses were $12.3 million for the year ended May 31, 1998 and were not significant for the years ended May 31, 1997 and 1996.

Where available, the Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates.

Stock-based compensation. The Company accounts for its employee stock plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees."

Net income per share. In 1997, the Financial Accounting Standards Board (FASB) issued SFAS 128, "Earnings Per Share." SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of employee stock options, restricted stock, warrants, and convertible securities. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to SFAS 128 requirements.

Effects of recent accounting pronouncements. In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income." This Statement establishes standards for the reporting and display of comprehensive income and its components. SFAS 130 will be effective for the Company's fiscal year 1999 and requires restatement of all previously reported information for comparative purposes. This Statement will require additional disclosure but will not have a material impact on the Company's financial position, results of operations or cash flows.

In June 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement requires that financial information be reported on the basis used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS 131 will be effective for the Company's fiscal year 1999 and requires restatement of all previously reported information for comparative purposes. Management of the Company has not yet evaluated the effects of this change on its reporting of segments.

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company's fiscal year ending May 31, 2001. Management believes that this Statement will not have a significant impact on the Company.

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

For the Year Ended May 31, 1998. On June 12, 1997, the Company completed the merger with U.S. Robotics Corporation (U.S. Robotics), the leading supplier of products and systems for accessing information across the wide area network, including modems and remote access products. This merger was accounted for as a pooling-of-interests. The Company issued approximately 158 million shares of its common stock in exchange for all outstanding common stock of U.S. Robotics. The Company also assumed all options to purchase U.S. Robotics' stock, which were converted into options to purchase approximately 31 million shares of the Company's common stock, pursuant to the terms of the merger.

All financial data of the Company have been restated to include the historical financial information of U.S. Robotics in accordance with generally accepted accounting principles and pursuant to Regulation S-X. The 3Com statement of income for the fiscal year ended May 31, 1996 has been combined with the U.S. Robotics statement of income for the fiscal year ended September 29, 1996. The 3Com statement of income for the fiscal year ended May 31, 1997 has been combined with the U.S. Robotics statement of income for the period from July 1, 1996 through May 25, 1997. This combining methodology includes the last three reported quarters of U.S. Robotics, ended September 29, 1996, December 29, 1996, and March 30, 1997, and the months of April and May 1997. To reflect a complete 12-month year and a three-month fourth quarter and thereby enhance comparability of periodic reported results, U.S. Robotics' results of operations for the month ended March 30, 1997 are included in both the three-month period ended March 30, 1997 and the three-month period ended May 25, 1997. This presentation has the effect of including U.S. Robotics' results of operations for the three-month period ended September 29, 1996 in both the combined years ended May 31, 1997 and 1996, and reflects sales of $611.4 million and net income of $13.5 million. The aggregate of net income for the three-month period ended September 29, 1996 of $13.5 million and the one-month period ended March 30, 1997 of $112.9 million has been reported as a decrease to the Company's fiscal 1997 retained earnings. 3Com's balance sheet as of May 31, 1997 was combined with U.S. Robotics' balance sheet as of May 25, 1997. The combining periods are as follows:

                FISCAL 1996          FISCAL 1997 QUARTERLY PERIODS
               -----------     -------------------------------------------
                YEAR ENDED       Q1'97     Q2'97        Q3'97      Q4'97
                ----------       -----     -----        -----      -----

3Com              May `96       Aug `96   Nov `96      Feb `97    May `97
U.S. Robotics    Sept `96      Sept `96   Dec `96      Mar `97    May `97*

*Three-month period which includes March, April, and May.

The results of operations for the fiscal year ended May 31, 1998 contain the combined results of both 3Com and U.S. Robotics for the entire 12 months.

The combined results reflect reclassifications to conform financial statement presentation, as follows:

(In thousands, except per share amounts)                Years Ended May 31,
                                                        1997           1996
                                                    ---------------------------
Sales:
     3Com                                           $ 3,147,106     $ 2,327,101
     U.S. Robotics                                    2,503,945       1,977,512
     Reclassifications to conform
        financial statement presentation                (44,974)        (20,105)
                                                    -----------     -----------
     Combined                                       $ 5,606,077     $ 4,284,508
                                                    ===========     ===========
Net income:
     3Com                                           $   373,950     $   177,855
     U.S. Robotics                                      126,583         170,020
                                                    -----------     -----------
     Combined                                       $   500,533     $   347,875
                                                    ===========     ===========
Net income per share (on a diluted basis):
     3Com                                           $      2.01     $      1.00
     U.S. Robotics (1)                                     0.75            1.02
                                                    -----------     -----------
     Combined                                       $      1.42     $      1.02
                                                    ===========     ===========

(1) Adjusted for effect of exchange ratio of 1.75 shares of 3Com common stock for each share of U.S. Robotics common stock.

On March 2, 1998, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Lanworks Technologies, Inc. (Lanworks). The aggregate purchase price of $13.0 million consisted of cash which was paid using funds from the Company's working capital. Approximately $8.4 million of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use and was charged to the Company's operations in the fourth quarter of fiscal 1998. The acquisition was accounted for as a purchase. Lanworks developed, manufactured, and marketed PC network boot technologies and products, which are critical components of a complete desktop management environment.

For the Year Ended May 31, 1997. On October 31, 1996, the Company acquired OnStream Networks, Inc. (OnStream) by issuing approximately 3.3 million shares of its common stock in exchange for all the outstanding stock of OnStream. The Company also assumed and exchanged all options to purchase OnStream stock for options to purchase approximately 400,000 shares of the Company's common stock. The acquisition was accounted for as a pooling-of-interests. Financial data of the Company has been restated for the quarter ended August 31, 1996 to include the historical financial information of OnStream for that period, in accordance with generally accepted accounting principles and pursuant to Regulation S-X. Such restatement increased the Company's sales and decreased net income by $3.2 million and $1.5 million, respectively, for the quarter ended August 31, 1996. Financial information as of May 31, 1997 and for the year then ended reflects the Company's and OnStream's operations for those periods. As the historical operations of OnStream were not significant to any period presented, the Company's financial statements for periods prior to fiscal 1997 have not been restated. The financial effect of the results of operations of OnStream prior to fiscal 1997 has been accounted for as a $16.4 million charge against retained earnings in fiscal 1997. As a result of the acquisition, in the second quarter of fiscal 1997 the Company recorded acquisition-related charges, primarily transaction costs, totaling $6.6 million. OnStream was a provider of ATM and broadband wide area network (WAN) and access products.

During the year ended May 31, 1997, U.S. Robotics acquired substantially all of the assets and assumed substantially all of the liabilities of four international distributors in Korea, Japan, Australia, and Sweden. The aggregate purchase price of $13.4 million consisted of cash, net of cash acquired, which was paid with funds from working capital, and issuance of stock with a fair value of $0.1 million. These purchases resulted in $14.0 million of goodwill, which is currently being amortized over the expected useful life, estimated at 10 years.

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

On October 13, 1995, the Company acquired Chipcom Corporation (Chipcom) by issuing approximately 18.3 million shares of its common stock in exchange for all the outstanding common stock of Chipcom. The Company also assumed and exchanged all options to purchase Chipcom common stock for options to purchase approximately 2.4 million shares of the Company's common stock. The acquisition was accounted for as a pooling-of-interests. The results of operations of Chipcom for the five-month period ended May 31, 1995 reflected sales of $118.1 million and net income of $2.4 million, and has been reported as an increase to the Company's fiscal 1996 retained earnings. As a result of the acquisition, during the second quarter of fiscal 1996, the Company recorded merger-related charges of approximately $69.0 million. See Note 12. Chipcom designed, manufactured and distributed computer networking multifunction platforms.

On February 29, 1996, U.S. Robotics issued approximately 694,000 shares of its common stock (approximately 1.2 million shares, adjusted for effect of exchange ratio of 1.75 shares of 3Com common stock for each share of U.S. Robotics common stock) in exchange for all of the outstanding capital stock of Amber Wave Systems, Inc. (Amber Wave). The transaction was accounted for as a pooling-of-interests. Since the aggregated historical operations of Amber Wave prior to the date of combination were not material to the Company's consolidated results of operations and financial position, prior period financial statements have not been restated. Amber Wave developed technology related to local area network (LAN) switching products.

On March 12, 1996, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of AXON Networks, Inc. (AXON). The aggregate purchase price of $65.3 million consisted of cash, net of cash acquired, of approximately $60.2 million, which was paid using funds from the Company's working capital, assumption of stock options with a fair value of approximately $3.7 million, and $1.4 million of costs directly attributable to the completion of the acquisition. Approximately $52.4 million of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use and was charged to the Company's operations in the fourth quarter of fiscal 1996. The acquisition was accounted for as a purchase. AXON developed, manufactured and marketed remote network management and data network traffic management products.

On August 29, 1996, U.S. Robotics completed the acquisition of Scorpio Communications Ltd. (Scorpio). The purchase price of $74.5 million consisted of tangible and identifiable intangible net assets of $750,000, developed technology of $16 million, purchased in-process technology of $54 million, and goodwill of $3.8 million. The purchased in-process technology was expensed upon acquisition. The aggregate purchase price, including direct costs of acquisition, was paid through available cash resources and proceeds from short-term borrowings. The acquisition was accounted for as a purchase. Scorpio designed, manufactured and sold scalable, fully redundant, fault-tolerant ATM switches that targeted workgroup LAN, corporate backbone and WAN access environments.

NOTE 4:  INVESTMENTS

Available-for-sale securities consist of:

                                                May 31, 1998
                                ------------------------------------------------
                                             Gross         Gross
                                Amortized   Unrealized   Unrealized    Estimated
(Dollars in thousands)            Cost        Gains        Losses     Fair Value
                                ------------------------------------------------

State and municipal securities  $509,702      $1,368      $  --        $511,070
Corporate debt securities         36,018           9         --          36,027
                                --------      ------      -----        --------
Short-term investments           545,720       1,377         --         547,097

Corporate equity securities        9,326         718       (523)          9,521
                                --------      ------      -----        --------

Total                           $555,046      $2,095      $(523)       $556,618
                                ========      ======      =====        ========

                                                May 31, 1997
                                ------------------------------------------------
                                              Gross        Gross
                                Amortized   Unrealized   Unrealized    Estimated
(Dollars in thousands)            Cost        Gains        Losses     Fair Value
                                ------------------------------------------------

State and municipal securities  $361,052     $  498       $(288)       $361,262
Corporate debt securities        130,519         83         (99)        130,503
U.S. Government and agency
  securities                      47,024         12         (95)         46,941
                                --------     ------       -----        --------
Short-term investments           538,595        593        (482)        538,706

Corporate equity securities        9,330      3,754        --            13,084
                                --------     ------       -----        --------

Total                           $547,925     $4,347       $(482)       $551,790
                                ========     ======       =====        ========

Corporate equity securities are included in other current assets.

Realized gains or losses on sales of available-for-sale securities for the years ended May 31, 1998 and 1997 were not significant. The cost of securities sold is based on the specific identification method.

The contractual maturities of available-for-sale debt securities at May 31, 1998 are as follows:

                                  Amortized         Estimated
(Dollars in thousands)              Cost           Fair Value
                                  ---------------------------

Within one year                    $306,140          $306,825
Over one year to two years          239,580           240,272
                                  ---------         ---------

Short-term investments             $545,720          $547,097
                                   ========          ========

NOTE 5:  INVENTORIES

Inventories, net at May 31 consist of:

(Dollars in thousands)                      1998           1997
                                          --------       --------

Finished goods                            $457,726       $387,609
Work-in-process                             51,510         31,606
Raw materials                              135,535        135,503
                                          --------       --------

Total                                     $644,771       $554,718
                                          ========       ========

NOTE 6:  PROPERTY AND EQUIPMENT

Property and equipment, net at May 31 consists of:

(Dollars in thousands)                       1998             1997
                                          ----------       ----------

Land                                      $   81,136       $   51,054
Land held for development                     36,497             --
Buildings                                    183,318          165,482
Property and equipment held
     for sale                                 32,235             --
Machinery and equipment                      828,290          679,525
Furniture and fixtures                       102,008           83,418
Leasehold improvements                        64,435           55,456
Construction in progress                     173,090          106,019
                                          ----------       ----------

Total                                      1,501,009        1,140,954
Accumulated depreciation and
     amortization                           (642,230)        (409,653)
                                          ----------       ----------

Property and equipment, net               $  858,779       $  731,301
                                          ==========       ==========

In the fourth quarter of fiscal 1998, the Company committed to a strategy to consolidate its manufacturing operations in the Chicago area. As a result of this decision, the Company decided to dispose of its Morton Grove office and manufacturing facility. Although this asset's carrying cost of approximately $32.2 million had been deemed recoverable through the operations of the division that previously occupied the facility, the decision to dispose of the asset resulted in the recognition of a loss of approximately $19.4 million, reflecting the difference between the estimated net realizable value and the carrying value of the plant.

In March 1998, the Company acquired a 58-acre parcel of land near its existing headquarters in Santa Clara pursuant to its purchase rights under a pre-existing operating lease of the land. The Company entered into a cash sale for a portion of the land and recognized a gain of approximately $15.8 million on the sale of the property. An additional $4.2 million gain was deferred pending the resolution of certain contingencies. The remaining 25-acre portion of land, in addition to a 14-acre parcel of land already owned by the Company, will be held for future development.

The aggregate loss of $3.6 million associated with these two transactions was included as a component of merger-related charges and other. See Note 12.

NOTE 7:  OTHER ACCRUED LIABILITIES

Other accrued liabilities at May 31 consist of:

(Dollars in thousands)                           1998          1997
                                               --------      --------

Accrued payroll and related expenses           $112,190      $102,815
Accrued product warranty                         87,278        73,267
Accrued distributor rebates                      95,163        66,479
Deferred revenue                                 78,846        37,490
Other                                           287,826       236,925
                                               --------      --------

Other accrued liabilities                      $661,303      $516,976
                                               ========      ========

NOTE 8:  BORROWING ARRANGEMENTS AND COMMITMENTS

During the first quarter of fiscal 1998, the Company signed a lease, which replaced a previous land lease, for 300,000 square feet of office and research and development space and a data center to be built on land adjacent to the Company's headquarters site in Santa Clara, California. The lease expires in August 2002, with an option to extend the lease term for two successive periods of five years each. The Company has an option to purchase the property for $83.6 million, or at the end of the lease arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sale price and $83.6 million, subject to certain provisions of the lease. Construction of the buildings began in July 1997, and the Company anticipates that it will occupy and begin lease payments in the second quarter of fiscal 1999.

During the first quarter of fiscal 1998, the Company signed a lease, which replaced a previous land lease, for 525,000 square feet of office, research and development and manufacturing space to be built on land in Marlborough, Massachusetts for the consolidation and expansion of existing operations. The lease expires in August 2002, with an option to extend the lease term for two successive periods of five years each. The Company has an option to purchase the property for $86.0 million, or at the end of the lease arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sale price and $86.0 million, subject to certain provisions of the lease. Construction of the buildings began in the first quarter of fiscal 1998, and the Company anticipates that it will occupy and begin lease payments in the fourth quarter of fiscal 1999. Adjacent to this property is a leased facility consisting of 100,000 square feet of office space. This lease expires in December 1999.

The two aforementioned leases require the Company to maintain specified financial covenants, all of which the Company was in compliance with as of May 31, 1998. Future minimum lease payments are included in the table below.

The Company leases certain of its facilities and equipment under operating leases. Leases expire at various dates from 1998 to 2021 and certain facility leases have renewal options with rentals based upon changes in the Consumer Price Index or the fair market rental value of the property.

Future operating lease commitments are as follows:

Fiscal year                           (in thousands)
--------------------------------------------------
1999                                     $ 53,158
2000                                       45,055
2001                                       38,976
2002                                       29,302
2003                                       11,701
Thereafter                                 41,508
                                         --------
Total                                    $219,700
                                         ========

Rent expense was $53.4 million, $42.7 million, and $31.6 million for fiscal years ended May 31, 1998, 1997 and 1996, respectively.

As of May 31,  1998,  the  Company  had  approximately  $138  million in capital
expenditure   commitments,   primarily  associated  with  the  construction  and
expansion of office and manufacturing space in the United States and Singapore.

The Company has a $100 million revolving bank credit agreement which expires December 20, 1999. Payment of cash dividends are permitted under the credit agreement, subject to certain limitations based on net income levels of the Company. The Company has not paid and does not anticipate it will pay cash dividends on its common stock. The credit agreement requires the Company to maintain specified financial covenants. As of May 31, 1998, there were no outstanding borrowings under the credit agreement, and the Company was in compliance with all required covenants.

As of May 31, 1997, short term borrowings under an unsecured $300 million syndicated revolving line of credit with a group of banks totaled $125 million. On June 13, 1997, the Company paid all outstanding borrowings under this revolving line of credit, totaling $80 million and immediately terminated this agreement.

As of May 31, 1997, short-term borrowings under $90 million of uncommitted lines of credit from a group of banks totaled approximately $10 million. On June 13, 1997, the Company paid all outstanding borrowings under these uncommitted lines of credit, totaling $88 million and immediately terminated these agreements.

In November 1994, the Company completed a private placement of $110 million aggregate principal amount of convertible subordinated notes under Rule 144A of the Securities Act of 1933. Beginning in November 1997, the notes became redeemable at the option of the Company at an initial redemption price of 102.929% of the principal amount. On December 23, 1997, the Company redeemed all of the convertible subordinated notes. Under the terms of the note agreement, the Company paid cash of approximately $115 million for principal, accrued interest and early call premium. Included in other income, net for the year ended May 31, 1998 is a charge of approximately $4.7 million for the early call premium and write-off of unamortized issuance fees. As of May 31, 1997, there was $110 million outstanding under this arrangement.

On July 7, 1994, the Company arranged a private placement of $60 million in 7.52% Unsecured Senior Notes with three insurance companies. The notes are payable in five equal installments beginning in June 1997. As of May 31, 1998 and 1997, borrowings under these notes totaled approximately $48 million and $60 million, respectively. $12 million of this debt is classified as current portion of long-term obligations as of May 31, 1998 and 1997.

The Company had a $5 million loan with a bank at an interest rate of 8.61%. As of May 31, 1998, there was no outstanding balance under this loan. As of May 31, 1997, borrowings under this loan totaled approximately $5 million.

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

Stock Option Plans. The Company has stock option plans under which employees and directors may be granted options to purchase common stock. Options are generally granted at not less than the fair market value at grant date, vest over a two- to five-year period, and expire ten years after the grant date.

On December 17, 1997, the Company's Board of Directors approved the repricing of certain employee stock options with an exercise price in excess of the fair market value of the Company's common stock on January 12, 1998. The exercise price for 20.9 million shares of employee stock options was reset to $29.375, the closing market price on January 12, 1998. All such options retain their original vesting schedules but are subject to a nine-month period in which exercises are prohibited. Stock options held by executive officers and directors were not eligible for such repricing.

A summary of option transactions under the plans follows:

(Shares in thousands)          Number       Weighted average       Range of
                              of shares      exercise price     exercise prices
                              ---------      --------------     ---------------

Outstanding, May 31, 1995        54,939        $   7.43           $0.02-$46.93

Granted and assumed              15,494           32.80           4.65-  56.36
Exercised                       (11,948)           6.17           0.02-  46.13
Canceled                         (2,296)          18.42           0.02-  51.00
                               --------        --------           ------------
Outstanding, May 31, 1996        56,189           13.42           0.02-  56.36

Granted and assumed              13,271           45.27           1.72-  80.13
Exercised                        (7,615)           7.89           0.02-  62.88
Canceled                         (1,789)          31.37           0.02-  80.13
                               --------        --------           ------------
Outstanding, May 31, 1997        60,056           20.82           0.02-  80.13

Granted and assumed              15,701           50.37           0.01-  58.38
Exercised                       (22,627)          12.07           0.01-  57.50
Canceled                         (5,509)          39.37           0.02-  80.13
                               --------        --------           ------------
Outstanding, May 31, 1998        47,621        $  23.39           $0.02-$75.50
                               ========        ========           ============

As of May 31, 1998, there were 16.5 million shares available for future grant.

                               Outstanding options as of May 31, 1998            Exercisable at May 31, 1998
                 -----------------------------------------------------------   -------------------------------
Range of             Number      Weighted average        Weighted average         Number      Weighted average
exercise prices:    of shares     exercise price    remaining contractual life   of shares     exercise price
                    ---------     --------------    --------------------------   ---------     --------------
                 (in thousands)                             (in years)         (in thousands)
$ 0.02-$ 7.44        10,236            $ 3.92                4.6                  10,023           $  3.95
  7.47- 25.38         9,310             18.67                6.7                   8,404             18.60
 25.46- 29.38        20,220             29.30                8.8                   7,870             29.28
$29.44-$75.50         7,855             39.14                8.2                   3,362             38.05
                     ------            ------                ---                  ------           -------
Total                47,621            $23.39                7.4                  29,659            $18.69
                     ======            ======                ===                  ======            ======

There were 25.3 million and 21.4 million options exercisable as of May 31, 1997, and 1996 with weighted average exercise prices of $10.83 and $6.45 per share, respectively.

Employee Stock Purchase Plan. The Company has an employee stock purchase plan, under which eligible employees may authorize payroll deductions of up to 10 percent of their compensation, as defined, to purchase common stock at a price of 85 percent of the lower of the fair market value as of the beginning or the end of the offering period.

Restricted Stock Plan. The Company has a restricted stock plan, under which shares of common stock are reserved for issuance at no cost to key employees. Compensation expense, equal to the fair market value on the date of the grant, is recognized as the granted shares vest over a one-to-four year period.

Common Stock Reserved for Issuance. As of May 31, 1998, the Company had common stock reserved for issuance as follows:

    (In thousands)

    Shareholder Rights Plan                          358,870
    Stock Option Plans                                63,449
    Employee Stock Purchase Plan                       4,015
    Restricted Stock Plan                                629
                                                    --------
    Total shares reserved for issuance               426,963
                                                    ========

Stock Repurchase Program. In June 1998, the Company's Board of Directors authorized the repurchase of up to 10 million shares of the Company's stock. Such purchases will be made in the open market from time to time.

Accounting for Stock-Based Compensation. As permitted under SFAS 123, the Company has elected to follow APB 25 and related Interpretations in accounting for stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

Pro forma information regarding net income and earnings per share is required by SFAS 123. This information is required to be determined as if the Company had accounted for its stock-based awards to employees (including employee stock options and shares issued under the Employee Stock Purchase Plan, collectively called "options") granted subsequent to May 31, 1995 under the fair value method of that Statement. The fair value of options granted in fiscal years 1998, 1997 and 1996 reported below has been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                          Employee Stock Option Plans    Employee Stock Purchase Plan
                          ---------------------------    ----------------------------
                           1998       1997       1996      1998       1997       1996
                          -----------------------------------------------------------
Risk-free interest rate    5.5%       6.1%       5.4%      5.5%       5.4%       5.4%
Volatility                56.0%      54.0%      54.0%     56.0%      54.0%      54.0%
Dividend yield             0.0%       0.0%       0.0%      0.0%       0.0%       0.0%

As of May 31, 1998, the expected lives of options under the Employee Stock Option Plan are estimated at approximately three years after the vesting date for directors and approximately one year after the vesting date for non-directors. As of May 31, 1997 and 1996, the expected life of options under the Employee Stock Option Plan is estimated at one year after the vesting date. As of May 31, 1998, 1997 and 1996, the expected life of options under the Employee Stock Purchase Plan was estimated at six months.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair value of employee stock options granted during fiscal years 1998, 1997 and 1996 was $17.97, $26.99 and $19.39 per share, respectively. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plan during fiscal years 1998, 1997, and 1996 was $10.56, $12.46, and $12.84, respectively.

For purposes of pro forma  disclosures,  the estimated fair value of the options is assumed to be  amortized to expense over the  options'  vesting  period.  The
Company's  pro  forma  information  follows  (in  thousands,  except  per  share amounts):
                                                    1998         1997       1996
                                                  --------     --------   --------
Net income (loss):         As reported            $ 30,214     $500,533   $347,875
                           Pro forma               (61,628)     446,253    327,285

Earnings (loss) per share: As reported - basic    $   0.09     $   1.51   $   1.10
                           Pro forma - basic         (0.18)        1.35       1.04

                           As reported - diluted  $   0.08     $   1.42   $   1.02
                           Pro forma - diluted       (0.18)        1.26       0.96

The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because SFAS 123 is applicable only to options granted subsequent to May 31, 1995, the full effect on pro forma net income and earnings per share will not be reflected until fiscal 1999.

NOTE 10:  FOREIGN EXCHANGE CONTRACTS

The Company does not use derivative financial instruments for speculative or trading purposes. Where available, the Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. Gains and losses on the foreign exchange contracts are included in other income, net, which offset foreign exchange gains or losses from revaluation of foreign currency-denominated balance sheet items and intercompany balances. The contracts require the Company to exchange foreign currencies for U.S. Dollars or vice versa, and generally mature in one month. At May 31, 1998 and 1997, the Company had outstanding foreign exchange forward contracts of $159.3 million and $27.7 million which have remaining maturities of one month. At May 31, 1998 and 1997, the Company did not have any outstanding foreign exchange forward contracts with maturities greater than one month.

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

Because SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value to the Company.

                                      May 31, 1998             May 31, 1997
                                 ----------------------  -------------------------
                                 Carrying     Estimated    Carrying      Estimated
(Dollars in thousands)             Amount    Fair Value      Amount     Fair Value
                                 -------------------------------------------------
Assets:
  Cash and equivalents           $528,981      $528,981    $351,237      $ 351,237
  Short-term investments          547,097       547,097     538,706        538,706
  Corporate equity securities       9,521         9,521      13,084         13,084

Liabilities:
  Short-term debt                $     --      $    --     $134,700      $135,218
  Fixed rate debt                  47,886       48,907       66,259        66,698
  Convertible subordinated notes       --           --      110,000       161,425

Commitments:
  Foreign exchange contracts     $159,318      $159,345    $ 27,653      $ 27,627

The following methods and assumptions were used in estimating the fair values of financial instruments:

Cash and equivalents. The carrying amounts reported in the balance sheets for cash and equivalents approximate their estimated fair values.

Short-term investments, corporate equity securities, debt and convertible subordinated notes, and foreign exchange contracts. The fair value of short-term investments, corporate equity securities, debt and convertible subordinated notes, and foreign exchange contracts are based on quoted market prices.

NOTE 12:  PURCHASED IN-PROCESS TECHNOLOGY, MERGER-RELATED CHARGES AND OTHER

Purchased In-Process Technology

During the fourth quarter of fiscal 1998, the Company purchased Lanworks for approximately $13.0 million in cash. Approximately $8.4 million of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. This amount was charged to the Company's operations in the fourth quarter of fiscal 1998.

During the fiscal year ended May 31, 1997, U.S. Robotics acquired Scorpio for $74.5 million, which was accounted for as a purchase. Approximately $54.0 million of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. This amount was charged to the Company's operations in the first quarter of fiscal 1997.

During the fiscal year ended May 31, 1996, the Company incurred a charge of $106.4 million for purchased in-process technology relating to 3Com's acquisition of AXON and U.S. Robotics' acquisition of Scorpio. Both transactions were accounted for as purchases. Purchased in-process technology of $52.4 million and $54.0 million for AXON and Scorpio, respectively, had not yet reached technological feasibility, had no alternative future use, and was charged to operations during the fourth quarter of fiscal 1996.

Merger-Related Charges

During the fiscal year ended May 31, 1998, the Company recorded merger-related charges of $260.7 million, which includes approximately $217.1 million of integration expenses and $43.6 million of direct transaction costs (consisting primarily of investment banking and other professional fees). Integration expenses included:

       + $48.3 million related to the closure and elimination of owned and leased facilities, primarily duplicate corporate headquarters and domestic and European sales offices;
       + $61.8 million for severance and outplacement costs related to the merger, including amounts related to termination benefits associated with employment agreements. Employee groups impacted by the merger include personnel involved in duplicate corporate services, manufacturing and logistics, product organizations and sales;
       + $41.8 million associated with certain long-term assets, primarily including duplicate finance, manufacturing, human resource and other management information systems, and capitalized purchased research and development costs related to a discontinued product; and
       +   $65.2  million   primarily   associated  with  the  elimination  and
           phase-out of duplicate wide area networking products (i.e., 3Com's AccessBuilder(R) 2000, 4000, 5000 and 8000 products and U.S. Robotics'(R) TOTALswitch, ATM switch, LANLinker and related small office home office products), and the discontinuance of U.S. Robotics' telephony products. The charge primarily includes inventory write-offs and noncancelable purchase commitments.

The remaining merger-related accrual at May 31, 1998 was approximately $50.5 million. Total expected cash expenditures relating to the merger charge are estimated to be approximately $120 million, of which approximately $102 million was disbursed prior to May 31, 1998. Termination benefits paid to 838 employees terminated through May 31, 1998 (approximately 89 percent of the total planned severances) were approximately $55 million. The remaining severance and outplacement amounts are expected to be paid within the first six months of fiscal 1999.

Merger-related charges for the year ended May 31, 1997 consisted of direct transaction costs of $6.6 million, primarily investment banking and other professional fees, related to the acquisition of OnStream.

Merger-related charges for the year ended May 31, 1996 consisted of acquisition costs of $69.0 million related to the acquisition of Chipcom. The $69.0 million charge included $60.8 million of exit expenses and $8.2 million of direct transaction costs, primarily for investment banking and other professional fees. Exit expenses included approximately $37.8 million of costs of eliminating duplicate and discontinued products, $5.1 million of severance and related costs for approximately 80 employees primarily associated with duplicate or discontinued product lines, field sales and administrative functions, $4.3 million of costs of eliminating duplicate facilities and $13.6 million of other acquisition-related costs. In addition to the acquisition-related charges in fiscal 1996 was a charge of approximately $1.0 million for a litigation settlement.

Other Charges

During fiscal 1998, the Company recorded a net gain of $7.0 million associated with past merger activities and disposition of real estate. The Company reversed approximately $10.6 million of previously recorded merger accruals. The Company also sold land in Santa Clara near its headquarters resulting in a net gain of $15.8 million. In addition, consistent with the Company's consolidation of manufacturing activities, a decision to close one of two manufacturing plants in Chicago resulted in a one-time charge of $19.4 million, reflecting the difference between the estimated net realizable value and the carrying value of the plant.

See Note 3 for additional information.

NOTE 13: OTHER INCOME, NET

Other income, net consists of:
                                              Years ended May 31,
                                     ------------------------------------------
(Dollars in thousands)                 1998             1997             1996
                                     --------         --------         --------

Interest income                      $ 46,175         $ 36,263         $ 30,060
Interest expense                      (16,685)         (20,451)         (17,606)
Other                                 (12,582)          (7,332)          (3,102)
                                     --------         --------         --------

Total                                $ 16,908         $  8,480         $  9,352
                                     ========         ========         ========

NOTE 14:  INCOME TAXES

The provision for income taxes consists of:
                                               Years ended May 31,
                                      -----------------------------------------
 (Dollars in thousands)                 1998            1997             1996
                                     ---------        --------        --------
Current:
   Federal                           $ 257,853        $ 213,969       $ 185,368
   State                                     8           54,115          43,592
   Foreign                              37,641           54,201          58,376
                                     ---------        ---------       ---------

Total current                          295,502          322,285         287,336
                                     ---------        ---------       ---------
Deferred:
   Federal                            (218,528)         (21,811)        (20,312)
   State                                 2,537           (7,412)         (6,433)
   Foreign                               6,748            7,106           1,894
                                     ---------        ---------       ---------

Total deferred                        (209,243)         (22,117)        (24,851)
                                     ---------        ---------       ---------

Total                                $  86,259        $ 300,168       $ 262,485
                                     =========        =========       =========

The components of the net deferred tax assets at May 31 consist of:

(Dollars in thousands)                                   1998            1997
                                                         ----            ----
Deferred tax assets:
   Reserves not recognized for tax purposes            $ 212,026      $ 187,760
   Net operating loss carryforwards                      237,100         16,667
   Amortization and depreciation                          16,988          8,499
   Other                                                  44,608         35,838
   Valuation allowance                                   (46,587)       (17,546)
                                                       ---------      ---------

Total deferred tax assets                                464,135        231,218
                                                       ---------      ---------
Deferred tax liabilities:
   Unremitted earnings                                   (81,960)       (57,863)
   Unrealized gain on investments, net                      (745)        (1,546)
   Other                                                    --             (266)
                                                       ---------      ---------

Net deferred tax assets                                $ 381,430      $ 171,543
                                                       =========      =========

The valuation allowance relates primarily to the remaining portion of net operating losses, as the Company believes that, due to various limitations, it is more likely than not that such benefits will not be realized. The allowance also relates to certain expenses, the realization of which is not assured on future state income tax returns. The valuation allowance increased $29.0 million in fiscal 1998 and increased $1.0 million in fiscal 1997.

The Company's income taxes payable for federal, state, and foreign purposes have been reduced by the tax benefits associated with the exercise of employee stock options and with disqualifying dispositions of stock options. The amount of the benefit is the tax effect of the difference between the market value of the stock issued at the time of option exercise and the exercise price of the option.

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

                                                        Years ended May 31,
                                                    --------------------------
                                                    1998      1997       1996
                                                    ----      ----       ----
Tax computed at federal statutory rate              35.0%     35.0%      35.0%
State income taxes, net of federal effect            1.4       3.4        3.6
Foreign sales corporation                             -       (0.5)      (0.7)
Tax exempt investment income                        (5.5)     (0.5)      (0.5)
Provision for combined foreign and U.S. taxes on
   certain foreign income at rates greater than
   (less than) U.S. rates                            0.6      (1.6)      (2.3)
Research tax credits                                (5.5)     (1.1)      (0.3)
Non-deductible purchased in-process technology
   and merger-related charges                       44.2       2.0        7.1
Other                                                3.9       0.8        1.1
                                                    ----      ----       ----

Total                                               74.1%     37.5%      43.0%
                                                    ====      ====       ====

Income before income taxes for the fiscal years ended May 31, 1998, 1997 and 1996 includes income of $170.5 million, $316.9 million, and $218.3 million, respectively from the Company's foreign subsidiaries. The Company has not provided for federal income taxes on approximately $299.5 million of undistributed earnings of its foreign subsidiaries. The Company intends to reinvest in foreign subsidiary operations indefinitely. It is not practicable to estimate the income tax liability that might be incurred upon the remittance of such earnings.

The  Company  has  operating  loss  carryforwards   related  to  various  taxing
jurisdictions,   the  total  of  which  is  approximately  $604  million.  These carryforwards expire through the year 2013.

NOTE 15: GEOGRAPHIC AREA INFORMATION

The Company operates in a single industry segment: the design, manufacture, marketing, and support of converged networks. The Company's foreign operations consist primarily of central distribution, order administration, manufacturing and research and development facilities in Western Europe, and sales, marketing and customer service activities conducted through sales subsidiaries throughout the world.

Sales, operating income (loss) and identifiable assets, classified by the major geographic areas in which the Company operates, are as follows:

(Dollars in thousands)                       1998           1997        1996
                                           ----------    ----------  ----------


Sales to unaffiliated customers:
United States operations                   $2,962,759    $3,091,097  $2,549,813
Export sales from United States operations    687,199       688,875     661,290
European operations                         1,628,698     1,662,074   1,072,552
Other                                         141,711       164,031         853
                                           ----------    ----------  ----------

Total                                      $5,420,367    $5,606,077  $4,284,508
                                           ==========    ==========  ==========

Transfers from geographic areas
(eliminated in consolidation):
United States operations                   $  500,324    $  516,033  $  400,095
European operations                           624,865       573,181     300,482
Other                                          31,227        25,461      28,154
                                           ----------    ----------  ----------

Total                                      $1,156,416    $1,114,675  $  728,731
                                           ==========    ==========  ==========

Operating income (loss):
United States operations                   $ (141,836)   $  300,733  $  362,513
European operations                           400,335       428,278     292,564
Other                                        (114,998)       60,558      21,185
Eliminations                                  (43,936)        2,652     (75,254)
                                           ----------    ----------  ----------

Total                                      $   99,565    $  792,221  $  601,008
                                           ==========    ==========  ==========

Identifiable assets:
United States operations                   $2,878,310    $2,604,001
European operations                         1,145,365       824,827
Other                                         157,110       143,563
Eliminations                                 (100,265)       (6,550)
                                           ----------    ----------

Total                                      $4,080,520    $3,565,841
                                           ==========    ==========

Purchased in-process technology charges of $8.4 million associated with the acquisition of Lanworks are included in operating income (loss) for other operations for the year ended May 31, 1998. Purchased in-process technology charges of $54.0 million and $106.4 million associated with the acquisitions of Scorpio and AXON are included in operating income (loss) for European operations for the years ended May 31, 1997 and 1996, respectively. In connection with the acquisitions of U.S. Robotics in fiscal year 1998 and Chipcom in fiscal year 1996, approximately $217.5 million and $63.0 million of merger-related costs were charged to the United States operations in fiscal 1998 and 1996, respectively. Transfers between geographic areas are accounted for at prices representative of unaffiliated party transactions. See Note 3 and Note 12.

NOTE 16: LITIGATION

The Company is a party to lawsuits in the normal course of its business. The Company believes that it has meritorious defenses in all lawsuits in which the Company or its subsidiaries is a defendant. The Company notes that (i) litigation in general and intellectual property and securities litigation in particular can be expensive and disruptive to normal business operations and
(ii) the results of complex legal proceedings can be very difficult to predict with any certainty.

Securities Litigation

On March 24 and May 5, 1997, putative securities class action lawsuits, captioned Hirsch v. 3Com Corporation, et al., Civil Action No. CV764977
(Hirsch), and Kravitz v. 3Com Corporation, et al., Civil Action No. CV765962 (Kravitz), respectively, were filed against the Company and certain of its officers and directors in the California Superior Court, Santa Clara County. The complaints allege violations of Sections 25400 and 25500 of the California Corporations Code and seek unspecified damages on behalf of a purported class of purchasers of 3Com common stock during the period from September 24, 1996 through February 10, 1997. The actions are in discovery. No trial date has been set.

On February 10, 1998, a putative securities class action, captioned Euredjian v. 3Com Corporation, et al., Civil Action No. C-98-00508CRB (Euredjian), was filed against 3Com and several of its present and former officers and directors in United States District Court for the Northern District of California asserting the same class period and factual allegations as the Hirsch and Kravitz actions. The complaint alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages. The Company has not responded to the complaint. The Hirsch, Kravitz and Euredjian actions were filed after Intel Corporation sharply decreased prices on its Fast Ethernet network interface cards, which resulted in 3Com decreasing its prices on similar products. The Company believes it has meritorious defenses to the claims in the Hirsch, Kravitz and Euredjian actions and intends to contest the lawsuits vigorously. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

Several securities actions have been filed against the Company and certain of its current and former officers and directors following the Company's merger with U.S. Robotics. In December 1997, a putative securities class action, captioned Reiver v. 3Com Corporation, et al., Civil Action No. C-97-21083JW (Reiver), was filed in the United States District Court for the Northern District of California. The complaint alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class of purchasers of 3Com common stock during the period from May 19, 1997 through November 6, 1997. In December 1997 and January 1998, seven similar shareholder class action lawsuits were filed in the United States District Court for the Northern District of Illinois and the United States District Court for the Northern District of California. The cases filed in the Northern District of Illinois have been transferred to the Northern District of California, and the cases have been consolidated in the Reiver action. A consolidated amended complaint will be filed shortly.

On April 3, 1998, a complaint, captioned Florida State Board of Administration and Teachers Retirement System of Louisiana v. 3Com Corporation, et al., Civil Action No. C-98-1355 (Florida State Board), was filed in the United States District Court for the Northern District of California. The complaint alleges violations of the federal securities laws, violations of the Florida securities laws, common law fraud and negligent misrepresentation based on factual allegations similar to those asserted in the Reiver action. The Company has not responded to the complaint. The Company believes it has meritorious defenses to the claims in the Reiver and Florida State Board actions and intends to contest the lawsuits vigorously. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

In January 1998, two purported shareholder complaints relating to the Company's June 1997 merger with U.S. Robotics, captioned Stanley Grossman v. 3Com Corporation, et al., Civil Action No. CV771335, and Jason v. 3Com Corporation, et al., Civil Action No. CV771713, were filed in California Superior Court, Santa Clara County. The actions allege that 3Com, several of its officers and directors, and several former U.S. Robotics officers violated Sections 11 and 15 of the Securities Act of 1933 by making alleged misrepresentations and omissions in a May 8, 1997 registration statement. The complaints seek damages in an unspecified amount on behalf of a purported class of persons who received the Company's stock during the merger pursuant to the registration statement. The Company has not responded to the complaints. The Company has filed a motion in Delaware Chancery Court seeking an injunction preventing plaintiffs from proceeding, on the basis that plaintiffs' claims are barred by a settlement in a prior action. The Company believes it has meritorious defenses to the claims and intends to contest the lawsuits vigorously. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

In February 1998, a shareholder derivative action purportedly on behalf of the Company, captioned, Wasserman v. Benhamou, et al., Civil Action No. 16200-NC, was filed in Delaware Chancery Court. The complaint alleges that the Company's directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct from mid-1996 through November 1997, including the conduct complained of in the securities litigation described above. The Company is named solely as a nominal defendant, against whom the plaintiff seeks no recovery. The Company and the individual defendants have filed a motion to dismiss the complaint.

Intellectual Property Litigation

On April 28, 1997, Xerox Corporation filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the United States District Court for the Western District of New York. The case is now entitled: Xerox Corporation v. U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc. and 3Com Corporation, Civil Action No. 97-CV-6182T. The complaint alleges willful infringement of a United States patent relating to computerized interpretation of handwriting. The complaint further prays for unspecified damages and injunctive relief. Xerox has asserted that "Graffiti" software and certain products of Palm Computing, Inc. infringe the patent. The Company believes it has meritorious defenses to the claims and is contesting the lawsuit vigorously. An unfavorable resolution of the action could have a material adverse effect on the business, results of operations or financial condition of the Company.

By an agreement effective February 27, 1998, the Company and Motorola, Inc. settled the patent lawsuit pending between Motorola, Inc. and U.S. Robotics Corporation, U.S. Robotics Access Corp. and U.S. Robotics Mobile Communications Corp. in the United States District Court for the District of Massachusetts, Civil Action No. 97-10339RCL. This case was dismissed on March 31, 1998. None of the parties admitted fault. In connection with the settlement, the Company and Motorola, Inc. entered into a cross-license of their respective patents relating to high-speed analog modem technologies for implementation of international standard data communication protocols. The terms of the settlement were not material to the business, results of operations or financial condition of the Company.

During February 1998 the Company and Livingston Enterprises, Inc. (Livingston) agreed to settle the cases pending between Livingston and U.S. Robotics in the United States District Court for the Northern District of California, Civil Action Nos. C-97-3551CRB and C-97-3487CRB. These actions were dismissed on March 4, 1998. Neither party admitted fault in the settlement. The terms of the settlement, which were not disclosed, were not material to the business, results of operations, or financial condition of the Company.

Consumer Litigation

A putative consumer class action pending against the Company and U.S. Robotics in the California Superior Court, Marin County, Bendall, et al. v. U.S. Robotics Corporation, et al., Civil Action No. 170441 (Bendall), arising out of the purchase of x2(TM) products and products upgradeable to x2, was coordinated with a previously filed individual action in the California Superior Court, San Francisco County, Intervention Inc. v. U.S. Robotics Corporation, Civil Action No. 984352. Two putative consumer class action lawsuits pending against the Company and U.S. Robotics in state court of Illinois arising out of the same facts as those alleged in the California cases are stayed. Lippman, et al. v. 3Com, Civil Action No. 97 CH 09773, and Michaels, et al. v. U.S. Robotics Access Corporation, et al., Civil Action No. 97 CH 14417. In June, 1998, the Company filed a demurrer to the First Amended Complaint filed in Bendall. The Company believes it has meritorious defenses to these lawsuits and intends to contest the lawsuits vigorously. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                     Fiscal 1998 Quarters Ended                               Fiscal 1997 Quarters Ended
                          --------------------------------------------------     --------------------------------------------------
(Dollars in thousands,     May 31,      Mar. 1,      Nov. 30,       Aug. 31,       May 31,     Feb. 28,    Nov. 30,      Aug. 31,
except per share data)      1998         1998          1997          1997           1997         1997        1996          1996
                            ----         ----          ----          ----           ----         ----        ----          ----
Sales                    $1,375,471   $1,250,191   $ 1,197,189    $ 1,597,516    $1,371,743   $1,462,891   $1,459,939   $1,311,504
                         ----------   ----------   -----------    -----------    ----------   ----------   ----------   ----------

Gross margin                598,268      543,003       551,845        766,087       628,402      737,775      703,023      617,911

Gross margin %                 43.5%        43.4%         46.1%          48.0%         45.8%        50.4%        48.2%        47.1%
                         ----------   ----------   -----------    -----------    ----------   ----------   ----------   ----------

Operating income (loss)      87,066       25,743        (1,503)       (11,741)       76,777      248,281      273,518      193,645
                         ----------   ----------   -----------    -----------    ----------   ----------   ----------   ----------


Net income (loss)            63,568       13,858         4,021        (51,233)       41,787      179,104      174,598      105,044
Net income (loss) %             4.6%         1.1%          0.3%          (3.2)%         3.0%        12.2%        12.0%         8.0%
                         ----------   -----------    -----------    ----------   ----------   ----------   ----------   ----------
Diluted net income
   (loss) per share      $     0.17   $     0.04   $      0.01    $     (0.15)   $     0.12   $     0.50   $     0.49   $     0.30
                         ----------   ----------   -----------    -----------    ----------   ----------   ----------   ----------

Net income for the quarter ended May 31, 1998, included a pre-tax charge of approximately $8.4 million ($0.02 per share) associated with the purchase of Lanworks and a net pre-tax credit of approximately $4.9 million ($0.01 per share) associated with past merger activities and disposition of real estate. Net income for the quarters ended March 1, 1998, and November 30, 1997, included pre-tax credits of approximately $9.9 million ($0.02 per share) and $1.2 million (no per share effect), respectively, associated with the merger with U.S. Robotics. Net loss for the quarter ended August 31, 1997 included a pre-tax charge of approximately $269.8 million ($0.62 per share) associated with the merger with U.S. Robotics. Net income for the quarter ended February 28, 1997 included a tax benefit of approximately $17.9 million ($0.05 per share) related to U.S. Robotics' acquisition of Scorpio. Net income for the quarter ended November 30, 1996 included a pre-tax charge of approximately $6.6 million ($0.02 per share) related to 3Com's acquisition of OnStream. Net income for the quarter ended August 31, 1996 included a pre-tax charge of approximately $54.0 million ($0.15 per share) associated with U.S. Robotics' acquisition of Scorpio. See Notes 3 and 12 to the Consolidated Financial Statements for additional information on the above transactions.

Excluding the non-recurring items noted above, net income and net income per share on a diluted basis would have been as follows:

                                       Fiscal 1998 Quarters Ended               Fiscal 1997 Quarters Ended
                            ----------------------------------------    ------------------------------------------
(Dollars in thousands,       May 31,   Mar. 1,   Nov. 30,   Aug. 31,    May 31,     Feb. 28,    Nov. 30,   Aug. 31,
except per share data)        1998      1998      1997       1997        1997         1997       1996       1996
------------------------------------------------------------------------------------------------------------------
Net income excluding
    non-recurring items     $65,859    $7,406    $3,189    $169,606     $41,787     $161,167    $181,198   $159,044
Net income per share
    excluding non-
    recurring items         $  0.18    $ 0.02    $ 0.01    $   0.47     $  0.12     $   0.45    $   0.51   $   0.45
                            -------    ------    ------    --------     -------     --------    --------   --------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF 3COM CORPORATION

The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned "Election of Directors" in 3Com's definitive Proxy Statement for the Annual Meeting of Stockholders to be held September 24, 1998 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date. For information with respect to the executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements - See Index to Consolidated Financial Statements and Financial Statement Schedule at page 34 of this Form 10-K.

         (2)    Financial   Statement  Schedule  -  See  Index  to  Consolidated
                Financial Statements and Financial Statement Schedule at page 34 of this Form 10-K.

         (3)    Exhibits - See Exhibit Index at page 62 of this Form 10-K.

     (b) The Registrant filed one report on Form 8-K during the last quarter of the fiscal year ended May 31, 1998, as follows:

                (i) A report on Form 8-K filed on March 5, 1998, reporting under
                    Item 5 the announcement that the Company revised previously reported financial results relating to the accounting combination and merger related charges for the June 12, 1997 merger of 3Com and U.S. Robotics.

     (c) See Exhibit Index at page 62 of this Form 10-K.

     (d) See Index to Consolidated Financial Statements and Financial Statement Schedule at page 34 of this Form 10-K.

                                  EXHIBIT INDEX
EXHIBIT
NUMBER           DESCRIPTION

3.1   Certificate of Incorporation (14)
3.2 Certificate of Correction Filed to Correct a Certain Error in the Certificate of Incorporation (14)
3.3   Certificate of Merger (14)
3.4   Bylaws of 3Com Corporation, As Amended (14)
4.1 Indenture Agreement between 3Com Corporation and The First National Bank of Boston for the private placement of convertible subordinated notes dated as of November 1, 1994 (Exhibit 5.2 to Form 8-K) (6)
4.2 Placement Agreement for the private placement of convertible subordinated notes dated November 8, 1994 (Exhibit 5.1 to Form 8-K) (6)
4.3   Amended and Restated  Rights  Agreemen  dated  December 31, 1994  (Exhibit
      10.27 to Form 10-Q) (7)
4.4 Amended and Restated Senior Notes Agreement between U.S. Robotics Corporation, Metropolitan Life Insurance Company, The Northwestern Mutual Life Insurance Company, and Metropolitan Property and Casualty Insurance Company (8)
10.1  1983 Stock Option Plan, as amended (Exhibit 10.1 to Form 10-K) (3)*
10.2  Amended and Restated Incentive Stock Option Plan (2)*
10.3  License Agreement dated March 19, 1981 (1)
10.4  Second Amended and Restated 1984 Employee Stock Purchase Plan (Exhibit
      10.5 to Form 10-Q) (9)*
10.5 3Com Corporation Director Stock Option Plan, as amended (Exhibit 19.3 to Form 10-Q) (4)*
10.6 Amended 3Com Corporation Director Stock Option Plan (Exhibit 10.8 to Form 10-Q) (9)*
10.7 3Com Corporation Restricted Stock Plan, as amended (Exhibit 10.17 to Form 10-Q) (9)*
10.8  1994 Stock Option Plan (Exhibit 10.22 to Form 10-K) (5)*
10.9 Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of November 20, 1996 (Exhibit 10.37 to Form 10-Q) (11)
10.10 Purchase Agreement between BNP Leasing Corporation, and 3Com Corporation, effective as of November 20, 1996 (Exhibit 10.38 to Form 10-Q) (11)
10.11 Agreement and Plan of Reorganization among 3Com Corporation, OnStream Acquisition Corporation and OnStream Networks, Inc. dated as of October 5, 1996 (Exhibit 2.1 to Form S-4) (10)
10.12 Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of February 3, 1997 for the Combined Great America Headquarters site (Exhibit 10.19 to Form 10-Q) (13)
10.13 Purchase Agreement between BNP Leasing Corporation, and 3Com Corporation, effective as of February 3, 1997 for the Combined Great America Headquarters site (Exhibit 10.20 to Form 10-Q) (13)
10.14 Credit Agreement dated as of December 20, 1996 among 3Com Corporation, Bank of America National Trust and Savings Association, as Agent, and the Other Financial Institutions Party Hereto Arranged by BA Securities, Inc. (Exhibit 10.21 to Form 10-Q) (13)
10.15 Amended and Restated Agreement and Plan of Merger by and among 3Com Corporation, TR Acquisitions Corporation, 3Com (Delaware) Corporation, and U.S. Robotics Corporation, dated as of February 26, 1997 and amended as of March 14, 1997 (12)
10.16 Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of July 25, 1997 for the Great America Phase III (PAL) site (14)
10.17 Purchase Agreement between BNP Leasing Corporation and 3Com Corporation, effective as of July 25, 1997 for the Great America Phase III (PAL) site
      (14)

10.18 Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of July 29, 1997 for the Marlborough site (14)
10.19 Purchase Agreement between BNP Leasing Corporation and 3Com Corporation, effective as of July 29, 1997 for the Marlborough site (14)
10.20 Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of August 11, 1997 for the Rolling Meadows site (14)
10.21 Purchase Agreement between BNP Leasing Corporation, and 3Com Corporation, effective as of August 11, 1997 for the Rolling Meadows site (14)
10.22 First Amendment to Credit Agreement (14)
21.1  Subsidiaries of the Registrant
23.1  Consent of Deloitte & Touche LLP
23.2  Consent of Grant Thornton LLP
27    Financial Data Schedule
--------------------------------------------------------------------------------
*     Indicates a management contract or compensatory plan.

(1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement on Form S-1 filed on January 25, 1984 (File No. 2-89045)
(2) Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form S-4 filed on August 31, 1987 (File No. 33-16850)
(3) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 27, 1991 (File No. 0-12867)
(4) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 10, 1992 (File No. 0-12867)
(5) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 31, 1994 (File No. 0-12867)
(6) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 8-K filed on November 16, 1994 (File No. 0-12867)
(7) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 13, 1995 (File No. 0-12867)
(8) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on May 16, 1995 (File No. 0-19550)
(9) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 15, 1996 (File No. 0-12867)
(10) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Registration Statement on Form S-4 filed on October 11, 1996 (File No. 333-13993)
(11) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 13, 1997 (File No. 0-12867)
(12) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Registration Statement on Form S-4 filed on March 17, 1997 (File No. 333-23465)
(13) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on April 11, 1997 (File No. 0-12867)
(14) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on October 14, 1997 (File No. 0-12867)

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

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 10TH DAY OF AUGUST, 1998.

                                3Com Corporation
                                  (Registrant)

                                 By  /s/ Eric A. Benhamou
                                   ------------------------------------------
                                         Eric A. Benhamou
                                 Chairman of the Board and Chief Executive
                                 Officer

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON THE 10TH DAY OF AUGUST, 1998.

      Signature                                  Title
      ---------                                  -----

/s/ Eric A. Benhamou                       Chairman of The Board and
-------------------------------             Chief Executive Officer
    (Eric A. Benhamou)                    (Principal Executive Officer)

                                          Senior Vice President, Finance
/s/ Christopher B. Paisley                  and Chief Financial Officer
-------------------------------         (Principal Financial and Accounting
   (Christopher B. Paisley)                         Officer)

/s/ James L. Barksdale                               Director
-------------------------------
    (James L. Barksdale)

/s/ Gordon A. Campbell                               Director
-------------------------------
    (Gordon A. Campbell)

/s/ Casey Cowell                                     Director
-------------------------------
    (Casey Cowell)

/s/ James E. Cowie                                   Director
-------------------------------
    (James E. Cowie)

/s/ David W. Dorman                                  Director
-------------------------------
    (David W. Dorman)

/s/ Jean-Louis Gassee                                Director
-------------------------------
    (Jean-Louis Gassee)

/s/ Philip C. Kantz                                  Director
-------------------------------
    (Philip C. Kantz)

/s/ Paul Yovovich                                    Director
-------------------------------
    (Paul Yovovich)

/s/ William F. Zuendt                                Director
-------------------------------
    (William F. Zuendt)

                                                                                                          SCHEDULE II
                                3Com Corporation

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 For the Years Ended May 31, 1996, 1997 and 1998
                             (Dollars in thousands)

                                                    Additions   Reclassifications
                                    Balance at     charged to      and charges                  Pooled      Balance at
                                     beginning      costs and       to other                   Business-      end of
Description                          of period      expenses        accounts   Deductions         Net         period
-----------                          ---------      --------        --------   ----------     ---------       ------
Year ended May 31, 1996:
Allowance for doubtful accounts      $ 27,376       $  19,104     $     -       $  7,253 (3)  $    (733)(1)   $38,494
Product return reserve                 13,990          84,845           -          61,083        (2,957)(1)    34,795
Accrued product warranty               28,129          57,857           -          38,367           183 (1)    47,802
Acquisition-related reserves:
  Chipcom                                -             69,000           -          35,315          -           33,685

Year ended May 31, 1997:
Allowance for doubtful accounts      $ 38,494       $  27,880     $     -       $  8,212 (3)  $     917 (2)   $59,079
Product return reserve                 34,795         118,656           -         68,200         (7,777)(2)    77,474
Accrued product warranty               47,802          84,006           -         58,082           (459)(2)    73,267
Acquisition-related reserves:
  Chipcom                              33,685           -               -         16,719           -           16,966


Year ended May 31, 1998:
Allowance for doubtful accounts      $ 59,079       $  33,182     $     -       $ 19,964 (3)  $    -          $72,297
Product return reserve                 77,474          98,785           -         87,365           -           88,894
Accrued product warranty               73,267          73,832           -         59,821           -           87,278
Acquisition-related reserves:
  Chipcom                              16,966           -               -         11,705           -            5,261
Acquisition-related reserves:
  U.S. Robotics
   Inventory reserve                     -             63,858           -         57,429           -            6,429
   Property and equipment reserve        -             49,166           -         24,276           -           24,890
   Non-current asset reserve             -             28,134           -         26,619           -            1,515
   Accrued acquisition-related costs     -            119,605           -        101,927           -           17,678
                                     --------       ---------     ---------     --------      ---------       -------
    Total acquisition-related
     reserves                        $   -          $ 260,763     $     -       $210,251      $    -          $50,512
                                     ========       =========     =========     ========      =========       =======

(1) Pooled business - net represents activity of Chipcom for the period for January 1, 1995 through May 31, 1995 (see Note 3 to the Consolidated Financial Statements).
(2) Pooled business - net represents activity of U.S. Robotics for the period for July 1, 1996 through September 29, 1996 and for the month ended March 30, 1997 (see Note 3 to the Consolidated Financial Statements).
(3)   Accounts written off - net of recoveries.