Form 10-Q
period 1998-08-28
3COM CORP
filed 1998-10-09
CIK 738076

______________________________________________________________

                                 united states
                      securities and exchange commission
                           Washington, D.C. 20549

                                  FORM 10-Q

              quarterly report pursuant to section 13 or 15(d) of
                     the securities exchange act of 1934

                For the Quarterly Period Ended August 28, 1998
                         Commission File No. 0-12867

                                     or

              transition report pursuant to section 13 or 15(d) of
                      the securities exchange act of 1934

                For the transition period from                to

                                ____________

                              3Com Corporation
            (Exact name of registrant as specified in its charter)

                   Delaware                          94-2605794
           (State or other jurisdiction of       (I.R.S. Employer
            incorporation or organization) 	Identification No.)

               5400 Bayfront Plaza                     95052
              Santa Clara, California                (Zip Code)
          (Address of principal executive offices)


Registrant's telephone number, including area code   (408) 326-5000

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

As of September 25, 1998, 358,612,262 shares of the
Registrant's Common Stock were outstanding.

     ______________________________________________________________


                            3Com Corporation
                            Table of Contents


PART I.  FINANCIAL INFORMATION

Item 1.		Financial Statements

		Condensed Consolidated Statements of Operations
                Three Months Ended August 28, 1998 and August 31, 1997

                Condensed Consolidated Balance Sheets
                August 28, 1998 and May 31, 1998

		Condensed Consolidated Statements of Cash Flows
                Three Months Ended August 28, 1998 and August 31, 1997

		Notes to Condensed Consolidated Financial Statements

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations

Item 3.         Quantitative and Qualitative Disclosures About Market Risk


PART II.	OTHER INFORMATION

Item 1.         Legal Proceedings

Item 2.         Changes in Securities

Item 3.         Defaults Upon Senior Securities and Use of Proceeds

Item 4.         Submission of Matters to a Vote of Security Holders

Item 5.         Other Information

Item 6.         Exhibits and Reports on Form 8-K


Signatures


3Com, AccessBuilder, Graffiti, Palm Computing and U.S.
Robotics are registered trademarks of 3Com Corporation or its subsidiaries. CoreBuilder, Palm III and x2 are trademarks of 3Com Corporation or its subsidiaries.


PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements

                               3Com Corporation
               Condensed Consolidated Statements of Operations
                   (In thousands, except per share data)
                                (Unaudited)

                                                Three Months Ended
                                            --------------------------
                                            August 28,      August 31,
                                               1998            1997
                                               ----            ----

Sales                                     $1,405,511         $1,597,516
Cost of sales                                775,775            831,429
                                          ----------         ----------
Gross margin                                 629,736            766,087
                                          ----------         ----------
Operating expenses:
        Sales and marketing                  303,578            302,378
        Research and development             148,834            142,798
        General and administrative            59,406             62,865
        Merger-related (credits) charges     (10,218)           269,787
                                          ----------         ----------
        Total operating expenses             501,600            777,828
                                          ----------         ----------
Operating income (loss)                      128,136            (11,741)
Other income, net                              9,645              2,961
                                          ----------         ----------
Income (loss) before income taxes            137,781             (8,780)
Income tax provision                          44,090             42,453
                                          ----------         ----------
Net income (loss)                         $   93,691         $  (51,233)
                                          ==========         ==========

Net income (loss) per share:
        Basic                             $     0.26         $    (0.15)
        Diluted                           $     0.26         $    (0.15)

Shares used in computing per share amounts:

        Basic                                358,533            341,718
        Diluted                              366,425            341,718


See Notes to Condensed Consolidated Financial Statements.



                               3Com Corporation
                    Condensed Consolidated Balance Sheets
                       (In thousands, except par value)


                                          August 28,           May 31,
                                            1998                1998
                                          ----------         ----------
                                         (Unaudited)
ASSETS
Current assets:
   Cash and equivalents                   $  629,509         $  528,981
   Short-term investments                    607,581            547,097
   Accounts receivable, net                  980,254            849,640
   Inventories, net                          501,278            644,771
   Deferred income taxes                     394,713            430,182
   Other                                     113,723            134,001
                                          ----------         ----------
      Total current assets                 3,227,058          3,134,672

Property and equipment, net                  831,556            858,779
Deposits and other assets                     62,219             87,069
                                          ----------         ----------

      Total assets                        $4,120,833         $4,080,520
                                          ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                       $  332,070         $  332,992
   Accrued liabilities and other             647,456            673,311
   Income taxes payable                      193,052            177,612
                                          ----------         ----------
     Total current liabilities             1,172,578          1,183,915

Long-term debt                                24,000             35,878
Deferred income taxes and other
   long-term obligations                      49,989             53,232

Stockholders' equity:
   Preferred stock, no par value,
     10,000 shares authorized;
     none outstanding                            -                  -
   Common stock, $.01 par value,
     990,000 shares authorized;
     shares outstanding:
     August 28, 1998,358,387;
     May 31, 1998, 358,870                 1,741,758          1,730,676
   Treasury stock at cost,
     August 28, 1998, 1,110 shares;
     May 31, 1998, none                      (29,481)               -
   Unamortized restricted stock grants        (5,680)            (4,157)
   Retained earnings                       1,173,466          1,079,775
   Unrealized gain on investments, net         1,923                827
   Accumulated translation adjustments        (7,720)               374
                                          ----------         ----------
      Total stockholders' equity           2,874,266          2,807,495
                                          ----------         ----------
      Total liabilities and stockholders'
       equity                             $4,120,833         $4,080,520
                                          ==========         ==========

See Notes to Condensed Consolidated Financial Statements.



                               3Com Corporation
               Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                Three Months Ended
                                           -----------------------------
                                           August 28,         August 31,
                                              1998               1997
                                              ----               ----

Cash flows from operating activities:
        Net income (loss)                  $  93,691         $  (51,233)
	Adjustments to reconcile net
                income (loss) to net cash
                provided by operating
                activities:
        Depreciation and amortization         66,131             57,671
        Deferred income taxes                 29,872            (68,955)
	Adjustment to conform fiscal
                year of pooled entity-U.S.
                Robotics                          -              15,052
        Merger-related (credits) charges     (10,218)           269,787
	Changes in assets and liabilities,
          net of effects of acquisitions:
                Accounts receivable         (130,614)          (141,529)
                Inventories                  141,621             58,289
                Other current assets          33,330            (68,372)
                Accounts payable                (922)           (13,174)
                Accrued liabilities and
                 other                       (19,405)            99,651
                Income taxes payable          18,121             60,881
                                           ---------         ----------
Net cash provided by operating activities    221,607            218,068
                                           ---------         ----------
Cash flows from investing activities:
        Purchase of short-term investments  (117,337)          (102,973)
        Proceeds from short-term investments  55,747            149,825
        Purchase of property and equipment   (45,417)           (88,594)
	Proceeds from sale of property
                and equipment                 14,746                 -
        Other, net                            12,767              5,998
                                           ---------         ----------
Net cash used for investing activities       (79,494)           (35,744)
                                           ---------         ----------
Cash flows from financing activities:
        Issuance of common stock               6,293            127,482
        Repurchase of common stock           (29,481)                -
	Repayments of short-term debt,
                notes payable and capital
                lease obligations                 -            (168,066)
        Repayments of long-term borrowings   (12,000)           (12,150)
        Net proceeds from issuance of debt        -              33,300
        Other, net                            (6,397)             3,530
                                           ---------         ----------
Net cash used for financing activities       (41,585)           (15,904)
                                           ---------         ----------
Increase in cash and equivalents             100,528            166,420
Cash and equivalents, beginning of period    528,981            351,237
                                           ---------         ----------
Cash and equivalents, end of period        $ 629,509         $  517,657
                                           =========         ==========

See Notes to Condensed Consolidated Financial Statements.



                              3Com Corporation
             Notes to Condensed Consolidated Financial Statements
                                (Unaudited)


1.	Basis of Presentation

     The unaudited condensed consolidated financial statements have been prepared by 3Com Corporation (the
Company) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the Company's financial position as of August 28, 1998, and the results of operations for the three months ended August 28, 1998 and August 31, 1997 and cash flows for the three months ended August 28, 1998 and August 31, 1997.

     On June 1, 1998, the Company adopted a 52-53 week fiscal year ending on the Friday nearest to May 31, which for fiscal 1999 will be May 28, 1999. This change did not have a significant effect on the Company's condensed consolidated financial statements for the quarter ended
August 28, 1998 as compared to the quarter ended August
31, 1997. The results of operations for the three months ended August 28, 1998 may not necessarily be indicative of the results to be expected for the fiscal year ending
May 28, 1999. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form
10-K for the fiscal year ended May 31, 1998.


2.      U.S. Robotics Merger-Related (Credits) Charges

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

     In connection with this merger, through August 28, 1998, the Company recorded aggregate merger-related charges of $250.5 million, which included approximately
$206.7 million of integration expenses and $43.8 million of direct transaction costs (consisting primarily of investment banking and other professional fees).
Integration expenses included:

- $44.6 million related to the closure and elimination of owned and leased facilities, primarily duplicate corporate headquarters and domestic and European sales offices;
- $57.4 million for severance and outplacement costs related to the merger, including amounts related to termination benefits associated with employment agreements. Employee groups impacted by the merger included personnel involved in duplicate corporate services, manufacturing and logistics, product organizations and sales;
- $40.8 million associated with certain long-term assets, primarily including duplicate finance, manufacturing, human resource and other management information systems, and capitalized purchased research and development costs related to a discontinued product; and
- $63.9 million primarily associated with the elimination and phase-out of duplicate wide area networking products (i.e., 3Com's AccessBuilder (registered trademark) 2000, 4000, 5000 and 8000 products and U.S. Robotics(registered trademark) TOTALswitch, ATM switch, LANLinker and related small office, home office products), and the discontinuance of U.S. Robotics' telephony products. The charge primarily included inventory write-offs and noncancelable purchase commitments.

     During the first quarter of fiscal 1999, the Company reversed approximately $10.2 million of previously recorded merger charges primarily related to reductions in the estimates for remaining charges associated with duplicate facilities and employee termination benefits.

     The remaining merger-related accrual at August 28, 1998 was approximately $28.4 million. Total expected cash expenditures relating to this merger charge are estimated to be approximately $113 million, of which approximately $102 million was disbursed prior to August
28, 1998. Benefits paid to 869 employees terminated through August 28, 1998 (approximately 96 percent of the total planned severances) were approximately $55 million.
The remaining severance and outplacement amounts are expected to be paid within the next fiscal quarter.


3.      Comprehensive Income

     On June 1, 1998, the Company adopted Statement of
Financial Accounting Standards (SFAS) No. 130, "Reporting
Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in net assets during the period from non-owner sources. The reconciliation of net income (loss) to comprehensive income (loss) is as follows (in thousands):

                                          Three Months Ended
                                       -------------------------
                                       August 28,     August 31,
                                          1998           1997
                                          ----           ----

Net income (loss)                       $93,691       $(51,233)
Other comprehensive gain (loss):
     Unrealized gain on investments,
          net                             1,096             84
     Accumulated translation
          adjustments                    (8,094)         3,469
                                        -------       --------
Total comprehensive income (loss)       $86,693       $(47,680)
                                        =======       ========


4.      Net Income (Loss) Per Share

     The following table presents the calculation of basic and diluted earnings per share as required under SFAS 128 (in thousands, except per share data):

                                          Three Months Ended
                                       -------------------------
                                       August 28,     August 31,
                                          1998           1997
                                          ----           ----

Net income (loss)                       $93,691       $(51,233)
                                        =======       ========

Weighted average shares-Basic           358,533        341,718
  Effect of dilutive securities:
     Employee stock options               7,671           -
     Restricted stock                       221           -
                                        -------       --------
Weighted average shares-Diluted         366,425        341,718
                                        =======       ========

Net income (loss) per share-Basic       $  0.26       $  (0.15)
Net income (loss) per share-Diluted     $  0.26       $  (0.15)


5.	Inventories

     Inventories, net consisted of (in thousands):

                                       August 28,      May 31,
                                          1998          1998
                                          ----          ----

Finished goods                        $ 338,380      $ 457,726
Work-in-process                          54,371         51,510
Raw materials                           108,527        135,535
                                      ---------      ---------
Total                                 $ 501,278      $ 644,771
                                      =========      =========


6.	Litigation

     The Company is a party to lawsuits in the normal course of its business. The Company believes that it has meritorious defenses in all lawsuits in which the Company or its subsidiaries is a defendant. The Company notes that (i) litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations and (ii) the results of complex legal proceedings can be very difficult to predict with any certainty.

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

     Several securities actions have been filed against the Company and certain of its current and former officers and directors following the Company's merger with U.S.
Robotics. In December 1997, a putative securities class action, captioned Reiver v. 3Com Corporation, et al., Civil Action No. C-97-21083JW (Reiver), was filed in the
United States District Court for the Northern District of
California. The complaint alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class of purchasers of 3Com common stock during the period from May 19, 1997 through November 6, 1997. In December 1997 and January 1998, seven similar shareholder class action lawsuits were filed in the United States District Court for the Northern District of Illinois and the United
States District Court for the Northern District of
California. The cases filed in the Northern District of Illinois have been transferred to the Northern District of California, and the cases have been consolidated in the Reiver action. On August 17, 1998, plaintiffs filed a consolidated amended complaint. The Company has not responded to the complaint.

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

     The Company believes it has meritorious defenses to the claims in the Reiver and Florida State Board complaints and intends to contest the lawsuits vigorously. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

     In January 1998, two purported shareholder complaints relating to the Company's June 1997 merger with U.S.
Robotics, captioned Stanley Grossman v. 3Com Corporation, et al., Civil Action No. CV771335, and Jason v. 3Com
Corporation, et al., Civil Action No. CV771713, were filed in California Superior Court, Santa Clara County.
The actions allege that 3Com, several of its officers and directors, and several former U.S. Robotics officers violated Sections 11 and 15 of the Securities Act of 1933 by making alleged misrepresentations and omissions in a May 8, 1997 registration statement. The complaints seek damages in an unspecified amount on behalf of a purported class of persons who received the Company's stock during the merger pursuant to the registration statement. The
Company has not responded to the complaints.  On
September 25, 1998, the Delaware Chancery Court issued an injunction preventing plaintiffs from proceeding with these actions, finding that plaintiffs' claims are barred by a settlement in a prior action.

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

Intellectual Property Litigation
     On April 28, 1997, Xerox Corporation filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp.
in the United States District Court for the Western
District of New York. The case is now entitled: Xerox Corporation v. U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc. and 3Com Corporation, Civil Action No. 97-CV-6182T. The complaint alleges willful infringement of a United States patent relating to computerized interpretation of handwriting. The complaint further prays for unspecified damages and injunctive relief. Xerox has asserted that Graffiti (registered trademark) software and certain products of Palm Computing, Inc. infringe the patent. The Company believes it has meritorious defenses to the claims and is contesting the lawsuit vigorously. An unfavorable resolution of the action could have a material adverse effect on the business, results of operations or financial condition of the Company.

Consumer Litigation
     A putative consumer class action pending against the Company and U.S. Robotics in the California Superior
Court, Marin County, Bendall, et al. v. U.S. Robotics
Corporation, et al., Civil Action No. 170441, arising out of the purchase of x2TM products and products upgradeable to x2, was coordinated with a previously filed individual action in the California Superior Court, San Francisco
County, Intervention Inc. v. U.S. Robotics Corporation,
Civil Action No. 984352. Two putative consumer class action lawsuits pending against the Company and U.S.
Robotics in state court of Illinois arising out of the same facts as those alleged in the California cases are stayed, Lippman, et al. v. 3Com, Civil Action
No. 97 CH 09773, and Michaels, et al. v. U.S. Robotics
Access Corporation, et al., Civil Action No. 97 CH 14417.
A class has not been certified, and discovery is under way. The Company believes it has meritorious defenses to these lawsuits and intends to contest the lawsuits vigorously. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.


7.	Effects of Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board
(FASB) issued SFAS 131, "Disclosures About Segments of an
Enterprise and Related Information." This Statement requires that financial information be reported on the basis used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS
131 will be effective for the Company's fiscal year ended
May 28, 1999 and requires disclosure of historical information for comparative purposes. Management of the Company is currently evaluating the effects of this Statement on its reporting of segment information.

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company's fiscal year 2001. Management believes that this Statement will not have a significant impact on the Company.



                               3Com Corporation

Item 2.	Management's Discussion and Analysis of Financial Condition
        and Results of Operations


Results of Operations

The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in the Company's condensed consolidated statements of operations:

                                           Three Months Ended
                                           ------------------
                                  August 28,     May 31,    August 31,
                                     1998         1998         1997
                                     ----         ----         ----

Sales.............................. 100.0 %      100.0 %      100.0 %
Cost of sales .....................  55.2         56.5         52.0
                                    -----        -----        -----
Gross margin.......................  44.8         43.5         48.0
                                    -----        -----        -----
Operating expenses:
  Sales and marketing..............  21.6         21.2         18.9
  Research and development.........  10.6         10.9          8.9
  General and administrative.......   4.2          4.8          4.0
  Non-recurring (credits) charges:
   Purchased in-process technology.    -           0.7           -
   Merger-related (credits) charges  (0.7)        (0.4)        16.9
                                    -----        -----        -----
Total operating expenses...........  35.7         37.2         48.7
                                    -----        -----        -----
Operating income (loss) ...........   9.1          6.3         (0.7)
Other income, net..................   0.7          0.8          0.2
                                    -----        -----        -----
Income (loss) before income taxes..   9.8          7.1         (0.5)
Income tax provision...............   3.1          2.5          2.7
                                    -----        -----        -----
Net income (loss)..................   6.7 %        4.6 %       (3.2) %
                                    =====        =====        =====

Excluding non-recurring (credits)
 charges:
   Total operating expenses........  36.4 %       36.9 %       31.8 %
   Operating income................   8.4          6.6         16.2
   Net income......................   6.2          4.8         10.6


Sales
Sales in the first quarter of fiscal 1999 totaled $1.41 billion, an increase of $30.0 million or two percent from the fourth quarter of fiscal 1998, and a decrease of $192.0 million or 12 percent from the corresponding quarter a year ago.

Client Access. Sales of client access products (e.g., modems and network interface cards (NICs)) in the first quarter of fiscal 1999 increased three percent from the fourth quarter of fiscal 1998, and decreased 19 percent from the same quarter a year ago. Sales of client access products in the first quarter of fiscal 1999 and the fourth quarter of fiscal 1998 represented 51 percent of total sales compared to 56 percent in the first quarter of fiscal 1998. Excluding sales of connected organizer products, which are proportionally allocated into both the client access and systems categories, sales for client access products were flat when compared to the fourth quarter of fiscal 1998.

Systems. Sales of network systems products (e.g., switches, routers, hubs, and remote access concentrators) in the first quarter of fiscal 1999 increased two percent compared to the fourth quarter of fiscal 1998 and decreased four percent compared to the same quarter one year ago. Sales of network systems products represented 49 percent of total sales in the first quarter of fiscal 1999 and the fourth quarter of fiscal 1998, compared to 44 percent in the year-ago quarter. Excluding sales of connected organizer products, which are proportionally allocated into both the client access and systems categories, sales of systems products were flat when compared to the fourth quarter of fiscal 1998.

Geographic. Sales in the U.S. represented 57 percent of total sales for the first quarter of fiscal 1999. Domestic sales increased 13 percent sequentially and decreased nine percent compared to the same period a year ago. International sales decreased 10 percent sequentially and 16 percent year-over-year.

Sales for the first quarter of fiscal 1999 were affected by the following factors:

Industry Growth Rates. Networking industry growth rates have slowed since the beginning of calendar 1997 and into calendar 1998. While the industry had grown at rates in excess of 30 percent in prior years, recent reports indicate that the networking industry worldwide grew by less than 20 percent during 1997, and this pattern continued into 1998.

Global Economic Turmoil. During fiscal 1998 and the first quarter of fiscal 1999, the Asia Pacific and most recently, Latin American and Russian regions experienced a weakening of their local currencies and turmoil in their financial markets and institutions. Historically, the Asia Pacific and Latin American regions had been high growth regions for the networking industry and the Company. The Company believes this economic turmoil adversely affected financial results during the first quarter fiscal 1999.

Pricing and Competition. The pricing environment has been very competitive. For example, during the first quarter of fiscal 1999, the Company decreased prices on certain 56 kilobits per second (Kbps) modems in North America retail by approximately 20 percent. More recently, Intel Corporation reduced prices up to 49 percent on a range of its low-end hubs and switches.

Sales of modem products decreased compared to the first quarter of fiscal 1998, in part due to substantial reductions in average selling prices for modems. The decrease in modem sales was also impacted by a general slowdown in the modem market, in part attributable to the transition to the V.90 standard for 56 Kbps technology, which was ratified by the International Telecommunications Union (ITU) in September 1998. Sales of remote access concentrators decreased compared to the first quarter of fiscal 1998. Factors affecting this decrease included aggressive price competition, including the introduction of new higher-density products at prices similar to the older lower-density products. Although the Company experienced significant year-over-year unit growth in key products such as Fast Ethernet NICs and workgroup switches, these gains were partially offset by declines in average selling prices.

Connected Organizers and Switching Products. Sales of connected organizer products more than doubled compared to the first quarter fiscal 1998, and according to recent industry reports, 3Com gained share in this market segment. Growth rates and market share gains in the connected organizer market may not be sustainable in the face of increasing competition from new entrants to the market. The Company's workgroup switching products also experienced significant unit volume growth in the first quarter of fiscal year 1999 compared to the first quarter of fiscal 1998. Sales for these products increased on a year-over-year basis despite significant declines in average selling prices.

Seasonality. Sales in the first quarter of fiscal 1999 increased two percent compared to the fourth quarter of fiscal 1998. The first quarter of the fiscal year has traditionally been the Company's lowest sales quarter, as it includes the three summer months of June, July and August. The Company experienced a sequential decrease of 10 percent from the fourth quarter of fiscal 1998 in international sales, primarily attributable to the typical summer seasonal slowdown in Europe, as well as the economic turmoil in Latin America, Asia and Russia.

Gross Margin
Gross margin as a percentage of sales was 44.8 percent in the first quarter of fiscal 1999, compared to 43.5 percent in the fourth quarter of fiscal 1998 and 48.0 percent in the first quarter of fiscal 1998. The gross margin improvement from the fourth quarter of fiscal 1998 is primarily due to improving manufacturing capacity utilization, product cost declines greater than reductions in average selling prices, and the favorable impact of product mix, including new products. The gross margin decline from the same quarter a year ago is primarily due to a decline in average selling prices due to competitive pricing pressures, particularly in workgroup switching products and remote access concentrators.

Operating Expenses
Operating expenses in the first quarter of fiscal 1999 were $501.6 million, or 35.7 percent of sales, compared to $511.2 million, or 37.2 percent of sales in the fourth quarter of fiscal 1998 and $777.8 million, or 48.7 percent of sales in the first quarter of fiscal 1998. Excluding the pre-tax credit of $10.2 million related to the merger with U.S. Robotics, total operating expenses for the first quarter of fiscal 1999 were $511.8 million, or 36.4 percent of sales. Excluding the pre-tax purchased in-process technology charge of $8.4 million related to the Lanworks Technologies, Inc. (Lanworks) acquisition and the pre-tax credit of $4.9 million related to past merger activities and disposition of real estate, total operating expenses for the fourth quarter of fiscal 1998 were $507.7 million, or 36.9 percent of sales. Excluding the pre-tax charge of $269.8 million related to the merger with U.S. Robotics, total operating expenses for the first quarter of fiscal 1998 were $508.0 million, or 31.8 percent of sales. The Company's objective is to reduce expenses as a percentage of sales in future quarters. See Business Environment and Risk Factors - Financial Model.

Sales and Marketing. Sales and marketing expenses in the first quarter of fiscal 1999 increased $11.7 million or four percent from the fourth quarter of fiscal 1998 and increased as a percentage of sales to 21.6 percent of sales in the first quarter of fiscal 1999, from 21.2 percent in the fourth quarter of fiscal 1998. The sequential increase in sales and marketing expenses was related, in part, to increased international expenses, as well as higher selling and marketing costs of connected organizer products. These expenses were relatively flat compared to the first quarter of fiscal 1998 but increased to 21.6 percent of sales from 18.9 percent in the corresponding fiscal 1998 period as a result of the year-over-year decrease in sales.

Research and Development. Research and development expenses in the first quarter of fiscal 1999 were flat when compared to the fourth quarter of fiscal 1998 and decreased to 10.6 percent of sales from 10.9 percent of sales in the fourth quarter of fiscal 1998. Research and development expenses increased $6.0 million or four percent from the year-ago period, and increased to 10.6 percent of total sales in the first quarter of fiscal 1999, compared to 8.9 percent in first quarter of fiscal 1998. The year-over-year increase in research and development expenses in absolute dollars was primarily attributable to the cost of developing the Company's new products in connected organizers and the small and medium enterprise market. The Company believes the timely introduction of new technologies and products is crucial to its success. In addition to its own internal development, the Company will, from time to time, make acquisitions or strategic investments to accelerate time to market where appropriate.

General and Administrative. General and administrative expenses in the first quarter of fiscal 1999 decreased $6.8 million or 10 percent from the fourth quarter of fiscal 1998 and decreased to 4.2 percent of total sales in the first quarter of fiscal 1999 from 4.8 percent in the fourth quarter of fiscal 1998. General and administrative expenses in the first quarter of fiscal 1999 decreased $3.5 million or six percent from the same period a year ago, and increased to 4.2 percent of total sales in the first quarter of fiscal 1999, compared to 4.0 percent in the first quarter of fiscal 1998.

Merger-Related (Credits) Charges. During the first quarter of fiscal 1999, the Company reversed approximately $10.2 million of previously recorded merger charges primarily related to reductions in the estimates for remaining charges associated with duplicate facilities and employee termination benefits.

Other Income, Net
Other income, net decreased $1.1 million compared to the fourth quarter of fiscal 1998 primarily due to increased foreign currency losses. Other income, net increased $6.7 million compared to the first quarter of fiscal 1998, primarily due to reduced interest expense, as a result of lower debt balances, and improved foreign currency results. The majority of the Company's sales are denominated in U.S. Dollars. Where available, the Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates.

Income Tax Provision
The Company's income tax rate was 32.0 percent in the first quarter of fiscal 1999 compared to 35.0 percent in the fourth quarter of fiscal 1998. This rate reduction is primarily attributable to increased offshore manufacturing in countries with tax rates significantly below the U.S. statutory rate. The Company recorded a tax provision of $44.1 million for the first quarter of fiscal 1999, compared to $42.5 million for the first quarter of fiscal 1998. The provision in the first quarter of fiscal 1998 reflected the non-deductibility of certain costs associated with the merger.

Net Income (Loss) and Net Income (Loss) Per Share
Net income for the first quarter of fiscal 1999 was $93.7 million, or $0.26 per share, compared to net income of $63.6 million, or $0.17 per share for the fourth quarter of fiscal 1998 and a net loss of $51.2 million, or $0.15 per share, for the first quarter of fiscal 1998. Excluding the pre-tax merger-related credit, net income was $86.7 million, or $0.24 per share for the first quarter of fiscal 1999. Excluding the pre-tax charge for purchased in-process technology and the pre-tax credit for merger-related activities, net income was $65.9 million, or $0.18 per share for the fourth quarter of fiscal 1998. Excluding the pre-tax merger-related charge, net income was $169.6 million, or $0.47 per share for the first quarter of fiscal 1998.


Business Environment and Risk Factors

This report may contain forward-looking statements. Actual results could vary materially based on a number of factors, including but not limited to the risk factors set forth below.

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

The gross margin and operating expenses ranges of the model were reduced during fiscal 1998 to reflect, in part, increasing sales attributable to PC original equipment manufacturers (OEMs), the emerging importance of the consumer and small enterprise market segment and increased price competition. The Company currently is not operating within the ranges of the model. While the Company made progress towards these ranges in the first quarter fiscal 1999, there can be no assurance that the Company will achieve one or more of the ranges within fiscal 1999 or that actual results in any particular period will fall within the ranges stated in the long-term model above.

Competition and Pricing. The Company participates in a highly volatile industry characterized by vigorous competition for market share, rapid product and technology development, uncertainty over adoption of industry standards and declining prices. The Company's competition comes from start-up companies, well-capitalized computer systems and communications companies, and other technology companies.
Many of the Company's current and potential competitors have greater financial, marketing and technical resources than the Company. In addition with the highly competitive nature of the Company's industry, new products are routinely introduced by competitors. For example, Microsoft Corporation and its licensees recently entered the connected organizer market to compete with the Palm Computing (registered trademark) platform, the Company's fastest growing product category. The Company's business may be adversely impacted by the development by competitors of products and technologies that render certain of the Company's products obsolete or noncompetitive.

The effects of intense competition in the Company's industry include aggressive pricing practices and declining product prices, which have directly impacted the Company's operating results. For example, during the first quarter of fiscal 1999, the Company decreased prices on certain 56 Kbps modems in North America retail by approximately 20 percent. More recently, Intel Corporation reduced prices up to 49 percent on a range of its low-end hubs and switches. Significant competition and decreasing prices have also impacted other product lines in recent periods, including switches, hubs and remote access concentrators.

There can be no assurance that intense competition in the industry and particular actions of the Company's competitors will not have an adverse effect on the Company's business, operating results and financial condition. In particular, the Company expects that prices on many of its products will continue to decrease in the future and that the pace and magnitude of such price decreases may have an adverse impact on the results of operations or financial condition of the Company.

International Markets. The Company operates internationally and expects that international markets will continue to account for a significant percentage of the Company's sales. Many international markets are characterized by economic and political instability and currency fluctuations that can adversely affect the Company's operating results or financial condition.

During the first quarter of fiscal year 1999, the Company experienced sequentially lower sales in the Russian and Latin American regions, due in large part to economic and political instability and currency fluctuations. In addition, the instability in the Asian financial markets has continued to negatively impact the Company's sales in those markets by, among other things, decreasing end-user purchases, increasing competition from local competitors offering sales terms in local currencies, and reducing access to sources of capital needed by customers to make purchases. In addition to reducing sales, difficulties in all these regions have subjected the Company's resellers to financial difficulties and may increase the Company's credit risk, as customers become insolvent or otherwise have their ability to meet obligations impaired. Should the economic environment in these regions fail to improve, the Company may consider continuing to expand its exposure to foreign currencies to preserve long-term customer relationships. There can be no assurance that the instability in Asia, Russia, and Latin America will not continue to have an adverse effect on the Company's operating results. In addition, there is no assurance that similar situations in other markets will not occur and adversely impact the Company. In particular, significant fluctuations in foreign currency could have an adverse impact on the Company's sales, credit and/or foreign currency exchange exposures.

Development and Introduction of New Products. The Company is actively engaged in the research and development of new technologies and products. The Company's success depends, in substantial part, on the identification of new market and product opportunities and the development and market acceptance of new products. This includes the recently introduced CoreBuilderTM 9000 switch, as well as the Company's next generation products under development in the areas of connected organizers and remote access concentrators. The Company's operating results or financial condition may be adversely affected by a change in one or more of the technologies affecting network communications, a change in market demand for products based on a particular technology, a failure to develop new products, delays in manufacturing and shipment of new products, or technical problems with new products.

The Company's success also depends, in part, on the adoption of industry standards, the timely introduction of new standards-compliant products, and market acceptance of these products. For example, the V.90 (56 Kbps) standard was determined in January 1998 and ratified in September 1998.
The Company's results have been and will continue to be affected by the extent to which the V.90 technology is deployed by Internet service providers and adopted by Internet and other modem users. Slow market acceptance of new technologies and industry standards, such as the V.90 technology, could have an adverse impact on the Company's results of operations or financial condition.

Industry Consolidation. The networking industry is in a period of significant consolidation. For example, during calendar year 1998, the Company acquired Lanworks; Lucent Technologies acquired ten companies; Cisco Systems acquired seven companies; and Northern Telecom acquired four companies, including Bay Networks. The Company expects that networking industry consolidation will continue, including combinations between traditional suppliers of telecommunications or voice networking and data networking companies. Future business combinations may result in companies with strong competitive positions and products. Continued consolidation may have a material adverse effect on the Company's operating results or financial condition.

Declining Industry Growth Rates. The Company's success is dependent, in part, on the overall growth rate of the networking industry. In 1997 and continuing through the first half of 1998, industry growth has been below historical rates. There can be no assurance that the networking industry will continue to grow or that it will again achieve higher growth rates. The Company's business, operating results or financial condition may be adversely affected by any further decrease in industry growth. In addition, there can also be no assurance that the Company's results in any particular period will fall within the ranges for growth forecast by market researchers.

Reliance on Distributors, Resellers and OEMs. The Company sells a significant portion of its products to distributors, resellers and OEMs. In recent years, the percentage of products sold through these channels has increased. The Company's reliance on distributors, resellers and OEMs subjects the Company to many risks, including inventory, credit and business concentration.

The Company's distributors and resellers maintain significant levels of the Company's products in their inventories. The Company attempts to ensure that appropriate levels of products are available to end users by working closely with distributors and resellers to manage inventory levels. There can be no assurance that the Company will be successful in efforts to manage the inventory levels of its distributors and resellers or that the Company will be able to successfully operate its business within its desired channel inventory business model. Any failure by the Company to do so could adversely affect the Company's operating results or financial condition.

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

The Company derives an increasing portion of its sales from OEMs, including PC companies that bundle 3Com (registered trademark) NICs and modems, and incorporate 3Com chipsets into their products. The Company expects that the trend toward increasing OEM sales will continue. As a result, the Company's future operating results are dependent, in part, on the Company's ability to establish, maintain and strengthen relationships with OEMs.
Because sales to OEMs are typically at lower prices and result in lower margins to the Company, the Company's sales and gross margins may be adversely impacted if, as the Company expects, OEMs continue to become a larger percentage of the business.

Product Integration. Certain OEMs in the PC industry have, from time to time, chosen to integrate networking and modem functions on the PC motherboard. For example, the Company currently sells networking chipsets to Dell Computer which are integrated directly onto the PC motherboard of Dell's high-end Optiplex line of PCs. While no clear long-term trend has emerged, should integration become a trend, the Company's future sales growth and profitability could be adversely impacted.

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

Euro-currency. The Single European Currency (Euro) will be introduced on January 1, 1999 with complete transition to this new currency required by January 2002. The Company is currently assessing the issues raised by the introduction of the Euro. The Company has made and expects to continue to make changes to its internal systems in preparation for the initial introduction of the Euro. The Company further expects that introduction and use of the Euro will affect the Company's foreign exchange and hedging activities, and may result in increased fluctuations in foreign currency hedging results. Any delays in the Company's ability to be Euro-compliant could have an adverse impact on the Company's results of operations or financial condition.

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

Typically, the Company ships more of its products in the third month of a fiscal quarter than in the first or second month of a fiscal quarter. This subjects the Company to risks including reduced sales in the weeks following the quarter end, and unexpected disruptions in functions including manufacturing, order management, information systems and shipping. Should the percentage of sales in the third month of a quarter escalate further, or should a significant disruption in the Company's functions occur, there could be an adverse affect on the Company's results of operations or financial condition.

Inventory. In recent periods, the Company's inventory has been higher than desired levels. High levels of inventory increase the exposure to the Company when products in inventory become obsolete or otherwise not saleable. While the Company has been able to reduce the level of its inventory in the past two quarters, there can be no assurance that it will be successful in doing so in future periods, or that products in the Company's inventory will not become obsolete. Failure to adequately manage the levels of inventory could adversely impact the Company's operating results or financial condition.

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

Intellectual Property Rights. Many of the Company's competitors, in particular, the large, well established telecommunications and computer equipment manufacturers, have large intellectual property portfolios, including patents which may cover technologies that are relevant to the Company's business. In addition, many smaller companies, universities and individual inventors are actively engaged in research and development and have obtained or applied for patents in areas of technology that may relate to the Company's business. There appears to be a trend in the Company's industry toward more aggressive assertion and litigation of patents and other intellectual property rights.

In the course of its business, the Company frequently receives assertions of infringement and invitations to take licenses or otherwise becomes aware of potentially relevant patents or other intellectual property rights held by third parties. For example, in recent periods, the Company has received a significant increase in assertions of infringement and invitations to take licenses. The Company evaluates the validity and applicability of any such intellectual property rights and the merits of any such third party claims, and determines in each case whether it must negotiate licenses or cross-licenses to incorporate or use the subject proprietary technologies, protocols or specifications in the Company's products. Any failure by the Company to obtain and maintain licenses, on favorable terms, for intellectual property rights required for the manufacture, sale and use of its products, particularly those which must comply with industry standard protocols and specifications to be commercially viable, could have a material adverse effect on the Company's business, results of operations or financial condition.

In connection with the enforcement of its own intellectual property rights or in connection with disputes relating to the validity or alleged infringement of third party rights, the Company may be subject to complex, protracted litigation. Intellectual property litigation is typically very costly and can be highly disruptive to business operations by diverting the attention and energies of management and key technical personnel. Further, plaintiffs in intellectual property cases often seek injunctive relief and the measures of damages in intellectual property litigation are complex and often
subjective or uncertain.   Thus, the existence of or any
adverse determinations in such litigation could subject the Company to significant liabilities and costs, require the Company to seek licenses from others, prevent the Company from manufacturing or selling its products, or cause severe disruptions to the Company's operations or the markets in which it competes, any one of which could have a material adverse effect on the results of operations or financial condition of the Company.

Commercial Commitments. The Company regularly enters into minimum purchase commitments. Should sales volumes fluctuate significantly, the obligation to meet minimum purchase commitments could adversely affect the Company's results of operations or financial condition.

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

Key Personnel and Recruiting. The success of the Company will depend to a significant extent upon a number of key employees and management. The loss of the services of key employees could have a material adverse effect on the Company's business, operating results or financial condition. Recruiting and retaining skilled personnel, including engineers, is highly competitive. If the Company cannot successfully recruit and retain skilled personnel, the Company's financial results may be adversely affected. In addition, the Company must carefully manage the growth in employees commensurate with anticipated growth in the Company. Should the Company's revenue growth or attrition levels vary significantly, there could be an adverse effect on results of operations or financial condition.

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

3Com is in the process of conducting a comprehensive inventory and evaluation of its systems, equipment and facilities. 3Com has a number of projects underway to replace or upgrade systems, equipment and facilities that are known to be Year 2000 non-compliant. The Company has not identified alternative remediation plans if upgrade or replacement is not feasible. The Company will consider the need for such remediation plans as it continues to assess the Year 2000 risk. For the Year 2000 non-compliance issues identified to date, the cost of upgrade or remediation is not expected to be material to the Company's operating results. The Company expects to conclude its estimates of cost by the end of the calendar year. If implementation of replacement systems is delayed, or if significant new non-compliance issues are identified, the Company's results of operations or financial condition could be materially adversely affected.

3Com is also in the process of contacting its critical suppliers to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. Where practicable, 3Com will attempt to mitigate its risks with respect to the failure of suppliers to be Year 2000 ready. In the event that suppliers are not Year 2000 compliant, the Company will seek alternative sources of supplies. However, such failures remain a possibility and could have an adverse impact on the Company's results of operations or financial condition. Additionally, litigation may arise from situations in which the Company has minimum purchase commitment contracts with suppliers that are not Year 2000 compliant.

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

Fluctuations in Quarterly Results. The Company's operating results for any particular quarter are difficult to predict and may continue to be subject to significant fluctuations. These fluctuations can be caused by a wide variety of factors, including seasonality with respect to the volume and timing of orders, the introduction and acceptance of new products and technologies, price competition, general conditions and trends in the networking industry and technology sector, disruption in international markets, general economic conditions, and extraordinary events such as industry consolidation, acquisitions, or litigation. For example, the third quarter of the fiscal year, consisting of the winter months of December, January and February, is a seasonally slow quarter, and has historically had either sequentially lower, or only slightly increased sales from the prior quarter. In addition, as the portion of the Company's consumer-related business grows, for example with products such as the Palm IIITM connected organizer, this seasonality will likely become more pronounced. These factors, and accompanying fluctuations in periodic operating results, could have a significant adverse impact on the market price of the Company's common stock.


Liquidity and Capital Resources

Cash and equivalents and short-term investments at August 28, 1998 were $1.2 billion, an increase of $161.0 million from May
31, 1998.

For the three months ended August 28, 1998, net cash generated from operating activities was $221.6 million. Accounts receivable at August 28, 1998 increased $130.6 million from May 31, 1998 to $980.3 million. Days sales outstanding in receivables increased to 63 days at August 28, 1998, compared to 56 days at May 31, 1998 primarily due to a higher percentage of sales in the last month of the August quarter compared to the last month of the May quarter. Inventory levels at August 28, 1998 decreased $143.5 million, of which $119.3 million was finished goods, from the prior fiscal year-end to $501.3 million. Average inventory turnover was 5.4 turns for the quarter ended August 28, 1998, compared to 4.4 turns for the quarter ended May 31, 1998, primarily as a result of the decrease in inventory balances.

During the three months ended August 28, 1998, the Company made $45.4 million in capital expenditures. Major capital expenditures included upgrades and expansion of the Company's facilities in the U.S. and Ireland, and purchases and upgrades of desktop systems and other equipment. Additionally, in the first quarter of fiscal 1999, the Company sold two facilities and equipment in the Chicago area for total net proceeds of $14.7 million. As of August 28, 1998, the Company had approximately $39.3 million in capital expenditure commitments outstanding primarily associated with the expansion of facilities. In addition, the Company has commitments related to operating lease arrangements in the U.S., under which the Company has an option to purchase the properties for an aggregate of $322.2 million, or arrange for the sale of the properties to a third party. If the properties are sold to a third party at less than the option price, the Company retains an obligation for the difference, subject to certain provisions of the lease.

In June 1998, the Company's Board of Directors authorized the repurchase of up to 10 million shares of the Company's common stock. Such purchases are made in the open market from time to time. During the first quarter of fiscal 1999, the Company repurchased 1.1 million shares of common stock at a total cost of $29.5 million. During the first three months of fiscal 1999, the Company received net cash of $6.3 million from the sale of shares of its common stock to employees through its employee stock purchase and option plans.

The Company has a $100 million revolving bank credit agreement, which expires December 20, 1999. Payment of cash dividends are permitted under the credit agreement, subject to certain limitations based on net income levels of the Company. The Company has not paid and does not anticipate it will pay cash dividends on its common stock. The credit agreement requires the Company to maintain specified financial covenants. As of August 28, 1998, there were no outstanding borrowings under the credit agreement, and the Company was in compliance with all required covenants.

During the quarter ended August 28, 1998, the Company repaid $12 million of borrowings under the 7.52% Unsecured Senior Notes agreement. As of August 28, 1998, $36 million of this debt remained outstanding, of which $12 million is classified as current, and is included in accrued liabilities and other.

The remaining U.S. Robotics merger-related accrual at August 28, 1998 was approximately $28.4 million. Total expected cash expenditures relating to this merger charge are estimated to be approximately $113 million, of which approximately $102 million was disbursed prior to August 28, 1998. Benefits paid to 869 employees terminated through August 28, 1998 (approximately 96 percent of the total planned severances) were approximately $55 million. The remaining severance and outplacement amounts are expected to be paid within the next fiscal quarter.

During the first quarter of fiscal 1999, the Company recorded a tax benefit on stock option transactions of $2.7 million.
During the same quarter a year ago, the Company recorded a similar benefit totaling $121.1 million.

Based on current plans and business conditions, the Company believes that its existing cash and equivalents, short-term investments, cash generated from operations and the available credit agreement will be sufficient to satisfy anticipated cash requirements for at least the next twelve months.


Effects of Recent Accounting Pronouncements

In June 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement requires that financial information be reported on the basis used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS 131 will be effective for the Company's fiscal year ended May 28, 1999 and requires disclosure of historical information for comparative purposes. Management of the Company is currently evaluating the effects of this Statement on its reporting of segment information.

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company's fiscal year 2001. Management believes that this Statement will not have a significant impact on the Company.


Item 3.	Quantitative and Qualitative Disclosures About
Market Risk

Reference is made to Part II, Item 7A, Quantitative and
Qualitative Disclosures About Market Risk, in the Registrant's
Annual Report on Form 10-K for the year ended May 31, 1998.


PART II.      OTHER INFORMATION

Item 1.	Legal Proceedings

     The Company is a party to lawsuits in the normal course of its business. The Company believes that it has meritorious defenses in all lawsuits in which the Company or its subsidiaries is a defendant. The Company notes that (i) litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations and (ii) the results of complex legal proceedings can be very difficult to predict with any certainty.

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

    Several securities actions have been filed against the Company and certain of its current and former officers and directors following the Company's merger with U.S. Robotics. In
December 1997, a putative securities class action, captioned Reiver v. 3Com Corporation, et al., Civil Action No. C-97-
21083JW (Reiver), was filed in the United States District
Court for the Northern District of California. The complaint alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities
Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class of purchasers of 3Com common stock during the period from May 19, 1997 through November 6, 1997. In December 1997 and January 1998, seven similar shareholder class action lawsuits were filed in the United States District Court for the Northern District of Illinois and the United
States District Court for the Northern District of California.
The cases filed in the Northern District of Illinois have been transferred to the Northern District of California, and the cases have been consolidated in the Reiver action. On August
17, 1998, plaintiffs filed a consolidated amended complaint.
The Company has not responded to the complaint.

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

     The Company believes it has meritorious defenses to the claims in the Reiver and Florida State Board complaints and intends to contest the lawsuits vigorously. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

     In January 1998, two purported shareholder complaints relating to the Company's June 1997 merger with U.S. Robotics, captioned Stanley Grossman v. 3Com Corporation, et al., Civil Action No. CV771335, and Jason v. 3Com Corporation, et al.,
Civil Action No. CV771713, were filed in California Superior
Court, Santa Clara County. The actions allege that 3Com, several of its officers and directors, and several former U.S. Robotics officers violated Sections 11 and 15 of the Securities Act of 1933 by making alleged misrepresentations and omissions in a May 8, 1997 registration statement. The complaints seek damages in an unspecified amount on behalf of a purported class of persons who received the Company's stock during the merger pursuant to the registration statement. The Company has not responded to the complaints. On September 25, 1998, the Delaware Chancery Court issued an injunction preventing plaintiffs from proceeding with these actions, finding that plaintiffs' claims are barred by a settlement in a prior action.

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

Intellectual Property Litigation
     On April 28, 1997, Xerox Corporation filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the
United States District Court for the Western District of New York. The case is now entitled: Xerox Corporation v. U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm
Computing, Inc. and 3Com Corporation, Civil Action No. 97-CV-6182T. The complaint alleges willful infringement of a United States patent relating to computerized interpretation of handwriting. The complaint further prays for unspecified damages and injunctive relief. Xerox has asserted that Graffiti software and certain products of Palm Computing, Inc. infringe the patent. The Company believes it has meritorious defenses to the claims and is contesting the lawsuit vigorously. An unfavorable resolution of the action could have a material adverse effect on the business, results of operations or financial condition of the Company.

Consumer Litigation
     A putative consumer class action pending against the Company and U.S. Robotics in the California Superior Court, Marin
County, Bendall, et al. v. U.S. Robotics Corporation, et al., Civil Action No. 170441, arising out of the purchase of x2TM products and products upgradeable to x2, was coordinated with a previously filed individual action in the California
Superior Court, San Francisco County, Intervention Inc. v.
U.S. Robotics Corporation, Civil Action No. 984352. Two putative consumer class action lawsuits pending against the Company and U.S. Robotics in state court of Illinois arising out of the same facts as those alleged in the California cases are stayed, Lippman, et al. v. 3Com, Civil Action
No. 97 CH 09773, and Michaels, et al. v. U.S. Robotics Access Corporation, et al., Civil Action No. 97 CH 14417. A class has not been certified, and discovery is under way. The
Company believes it has meritorious defenses to these lawsuits and intends to contest the lawsuits vigorously. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.


Item 2.	Changes in Securities

	None.

Item 3.	Defaults Upon Senior Securities and Use of Proceeds

	None.

Item 4.	Submission of Matters to a Vote of Security Holders

        None.

Item 5.	Other Information

	None.

Item 6.	Exhibits and Reports on Form 8-K

   (a)  Exhibits

	Exhibit
	Number		Description
        -------         -----------
        3.1             Certificate of Incorporation(14)
        3.2             Certificate of Correction Filed
                        to Correct a Certain Error in the
                        Certificate of Incorporation (14)
        3.3             Certificate of Merger (14)
        3.4             Bylaws of 3Com Corporation, As
                        Amended (14)
        4.1             Indenture Agreement between 3Com
                        Corporation and The First National
                        Bank of Boston for the private placement of convertible subordinated notes dated as of November 1, 1994 (Exhibit 5.2 to
                        Form 8-K)(6)
        4.2             Placement Agreement for the
                        private placement of convertible
                        subordinated notes dated November 8, 1994
                        (Exhibit 5.1 to Form 8-K) (6)
        4.3             Amended and Restated Rights Agreement
                        dated December 31, 1994 (Exhibit 10.27 to
                        Form 10-Q) (7)
        4.4             Amended and Restated Senior Notes
                        Agreement between U.S. Robotics
                        Corporation, Metropolitan Life Insurance
                        Company, The Northwestern Mutual Life
                        Insurance Company, and Metropolitan
                        Property and Casualty Insurance Company (8)
       10.1             1983 Stock Option Plan, as amended
                        (Exhibit 10.1 to Form 10-K) (3)*
       10.2             Amended and Restated Incentive
                        Stock Option Plan (2)*
       10.3             License Agreement dated March 19, 1981 (1)
       10.4             Second Amended and Restated 1984
                        Employee Stock Purchase Plan (Exhibit 10.5 to Form 10-Q) (9)*
       10.5             3Com Corporation Director Stock
                        Option Plan, as amended (Exhibit 19.3 to
                        Form 10-Q) (4)*
       10.6             Amended 3Com Corporation
                        Director Stock Option Plan (Exhibit 10.8 to Form 10-Q)(9)*
       10.7             3Com Corporation Restricted
                        Stock Plan, as amended (Exhibit 10.17 to
                        Form 10-Q)(9)*
       10.8             1994 Stock Option Plan (Exhibit
                        10.22 to Form 10-K) (5)*
       10.9             Lease Agreement between BNP
                        Leasing Corporation, as Landlord, and 3Com
                        Corporation, as Tenant, effective as of
                        November 20, 1996 (Exhibit 10.37 to Form
                        10-Q) (11)
      10.10             Purchase Agreement between
                        BNP Leasing Corporation and 3Com
                        Corporation, effective as of November 20, 1996 (Exhibit 10.38 to Form 10-Q) (11)
      10.11             Agreement and Plan of
                        Reorganization among 3Com Corporation,
                        OnStream Acquisition Corporation and
                        OnStream Networks, Inc. dated as of
                        October 5, 1996 (Exhibit 2.1 to Form S-4)(10)
      10.12             Lease Agreement between BNP
                        Leasing Corporation, as Landlord, and 3Com
                        Corporation, as Tenant, effective as of
                        February 3, 1997 for the Combined Great
                        America Headquarters site (Exhibit 10.19
                        to Form 10-Q) (13)
      10.13             Purchase Agreement between
                        BNP Leasing Corporation and 3Com
                        Corporation, effective as of February 3, 1997 for the Combined Great America
                        Headquarters site (Exhibit 10.20 to Form
                        10-Q) (13)
      10.14             Credit Agreement dated as
                        of December 20, 1996 among 3Com
                        Corporation, Bank of America National
                        Trust and Savings Association, as Agent, and the Other Financial Institutions Party
                        Hereto Arranged by BA Securities, Inc.
                        (Exhibit 10.21 to Form 10-Q) (13)
      10.15             Amended and Restated
                        Agreement and Plan of Merger by and among 3Com Corporation, TR Acquisitions
                        Corporation, 3Com (Delaware) Corporation, and U.S. Robotics Corporation, dated as of February 26, 1997 and amended as of March
                        14, 1997 (12)
      10.16             Lease Agreement between BNP
                        Leasing Corporation, as Landlord, and 3Com
                        Corporation, as Tenant, effective as of
                        July 25, 1997 for the Great America Phase
                        III (PAL) site (14)
      10.17             Purchase Agreement between
                        BNP Leasing Corporation and 3Com
                        Corporation, effective as of July 25, 1997
                        for the Great America Phase III (PAL) site(14)
      10.18             Lease Agreement between BNP
                        Leasing Corporation, as Landlord, and 3Com
                        Corporation, as Tenant, effective as of
                        July 29, 1997 for the Marlborough site(14)
      10.19             Purchase Agreement between
                        BNP Leasing Corporation and 3Com
                        Corporation, effective as of July 29, 1997
                        for the Marlborough site (14)
      10.20             Lease Agreement between BNP
                        Leasing Corporation, as Landlord, and 3Com
                        Corporation, as Tenant, effective as of
                        August 11, 1997 for the Rolling Meadows
                        site (14)
      10.21             Purchase Agreement between
                        BNP Leasing Corporation and 3Com
                        Corporation, effective as of August 11,
                        1997 for the Rolling Meadows
                        site (14)
      10.22             First Amendment to Credit Agreement (14)


	*	Indicates a management contract or compensatory plan.


        (1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement on Form S-1 filed on January 25, 1984 (File No. 2-89045)
        (2)             Incorporated by reference to
                        Exhibit 10.2 to Registrant's Registration
                        Statement on Form S-4 filed on August 31,
                        1987 (File No. 33-16850)
        (3)             Incorporated by reference to the
                        Exhibit identified in parentheses
                        previously filed as an Exhibit to
                        Registrant's Form 10-K filed on August 27,
                        1991 (File No. 0-12867)
        (4)             Incorporated by reference to the
                        Exhibit identified in parentheses
                        previously filed as an Exhibit to
                        Registrant's Form 10-Q filed January 10,
                        1992 (File No. 0-12867)
        (5)             Incorporated by reference to the
                        Exhibit identified in parentheses
                        previously filed as an Exhibit to
                        Registrant's Form 10-K filed on August 31,
                        1994 (File No. 0-12867)
        (6)             Incorporated by reference to the
                        Exhibit identified in parentheses
                        previously filed as an Exhibit to
                        Registrant's Form 8-K filed on November
                        16, 1994 (File No. 0-12867)
        (7)             Incorporated by reference to the
                        Exhibit identified in parentheses
                        previously filed as an Exhibit to
                        Registrant's Form 10-Q filed on January
                        13, 1995 (File No. 0-12867)
        (8)             Incorporated by reference to the
                        Exhibit identified in parentheses
                        previously filed as an Exhibit to
                        Registrant's Form 10-Q, filed on May 16,
                        1995 (File No. 0-19550)
        (9)             Incorporated by reference to the
                        Exhibit identified in parentheses
                        previously filed as an Exhibit to
                        Registrant's Form 10-Q, filed on January
                        15, 1996 (File No. 0-12867)
       (10)             Incorporated by reference to the
                        Exhibit identified in parentheses
                        previously filed as an Exhibit to
                        Registrant's Registration Statement on
                        Form S-4, originally filed on October 11,
                        1996 (File No. 333-13993)
       (11)             Incorporated by reference to the
                        Exhibit identified in parentheses
                        previously filed as an Exhibit to
                        Registrant's Form 10-Q filed on January
                        13, 1997 (File No. 0-12867)
       (12)             Incorporated by reference to the
                        Exhibit identified in parentheses
                        previously filed as an Exhibit to
                        Registrant's Registration Statement on
                        Form S-4, filed on March 17, 1997 (File
                        No. 333-23465)
       (13)             Incorporated by reference to the
                        Exhibit identified in parentheses
                        previously filed as an Exhibit to
                        Registrant's Form 10-Q, filed on April 11,
                        1997 (File No. 0-12867)
       (14)             Incorporated by reference to the
                        Exhibit identified in parentheses
                        previously filed as an Exhibit to
                        Registrant's Form 10-Q, filed on October
                        14, 1997 (File No. 0-12867)

        (b)     Reports on Form 8-K

                None

                                 Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        3Com Corporation
                                       (Registrant)



Dated: October 9, 1998         By:    /s/Christopher B. Paisley
       ---------------                -------------------------
                                         Christopher B. Paisley
                                         Senior Vice President, Finance and
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)