Form 10-Q
period 1998-11-27
3COM CORP
filed 1999-01-11
CIK 738076

United States
                   Securities and Exchange Commission
                         Washington, D.C.  20549



                                FORM 10-Q



            Quarterly report pursuant to section 13 or 15(d) of
                   the securities exchange act of 1934


For the Quarterly Period Ended November 27, 1998  Commission File No. 0-12867

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

                   Yes ....XX....          No ..........

As of December 25, 1998, 358,764,498 shares of the Registrant's Common Stock were outstanding.






                             3Com Corporation

                             Table of Contents


PART I.    FINANCIAL INFORMATION

Item 1.      Financial Statements

               Condensed Consolidated Statements of Operations
               Three and Six Months Ended November 27, 1998 and
               November 30, 1997

               Condensed Consolidated Balance Sheets
               November 27, 1998 and May 31, 1998

               Condensed Consolidated Statements of Cash Flows
               Six Months Ended November 27, 1998 and November 30, 1997

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






PART I.    FINANCIAL INFORMATION

Item 1.      Financial Statements

                               3Com Corporation
                Condensed Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)

                       Three Months Ended            Six Months Ended
                    --------------------------  --------------------------
                    November 27,  November 30,  November 27,  November 30,
                       1998          1997          1998          1997
                       ----          ----          ----          ----
Sales               $1,540,537    $1,197,189    $2,946,048    $2,794,705

Cost of sales          817,503       645,344     1,593,278     1,476,773
                    ----------    ----------    ----------    ----------

Gross margin           723,034       551,845     1,352,770     1,317,932
                    ----------    ----------    ----------    ----------

Operating expenses:
  Sales and marketing  321,693       338,334       625,271       640,712
  Research and
    development        157,758       144,978       306,592       287,776
  General and
    administrative      64,588        71,265       123,994       134,130
  Merger-related
    charges (credits)
    and other              638        (1,229)       (9,580)      268,558
                    ----------    ----------    ----------    ----------
  Total operating
    expenses           544,677       553,348     1,046,277     1,331,176
                    ----------    ----------    ----------    ----------

Operating income
  (loss)               178,357        (1,503)      306,493       (13,244)
Interest and other
  income, net           12,274         7,637        21,919        10,598
                    ----------    ----------    ----------    ----------

Income (loss) before
  income taxes         190,631         6,134       328,412        (2,646)
Income tax provision    57,718         2,113       101,808        44,566
                    ----------    ----------    ----------    ----------

Net income (loss)   $  132,913    $    4,021    $  226,604    $  (47,212)
                    ==========    ==========    ==========    ==========


Net income (loss) per share:
    Basic           $     0.37    $     0.01    $     0.63    $    (0.14)
    Diluted         $     0.36    $     0.01    $     0.62    $    (0.14)

Shares used in computing per share amounts:

    Basic              358,302       350,600       358,418       346,159
    Diluted            368,207       365,085       367,316       346,159



See Notes to Condensed Consolidated Financial Statements.






                             3Com Corporation
                   Condensed Consolidated Balance Sheets
                     (In thousands, except par value)


                                   November 27,    May 31,
                                      1998          1998
                                   ------------    -------
                                   (Unaudited)
ASSETS
Current assets:
  Cash and equivalents            $  607,106    $  528,981
  Short-term investments             743,749       547,097
  Accounts receivable, net         1,117,449       849,640
  Inventories, net                   443,488       644,771
  Deferred income taxes              368,772       430,182
  Other                               93,060       134,001
                                  ----------    ----------
    Total current assets           3,373,624     3,134,672

Property and equipment, net          839,945       858,779
Deposits and other assets            102,812        87,069
                                  ----------    ----------
    Total assets                  $4,316,381    $4,080,520
                                  ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                $  383,611    $  332,992
  Accrued liabilities and other      677,218       673,311
  Income taxes payable               196,093       177,612
                                  ----------    ----------
    Total current liabilities      1,256,922     1,183,915

Long-term debt                        24,000        35,878
Deferred income taxes and other
    long-term obligations             58,365        53,232

Stockholders' equity:
  Preferred stock, no par value,
    10,000 shares authorized;
    none outstanding                      -             -
  Common stock, $.01 par value,
    990,000 shares authorized;
    shares issued:  November 27,
    1998, 359,129; May 31, 1998,
    358,870                        1,754,399     1,730,676
  Treasury stock at cost: 912
    shares at November 27, 1998
    and none at May 31, 1998         (31,650)           -
  Unamortized restricted stock
    grants                            (6,168)       (4,157)
  Retained earnings                1,260,722     1,079,775
  Unrealized gain on investments,
    net                                1,710           827
  Accumulated translation
    adjustments                       (1,919)          374
                                  ----------    ----------
      Total stockholders' equity   2,977,094     2,807,495
                                  ----------    ----------

      Total liabilities and
        stockholders' equity      $4,316,381    $4,080,520
                                  ==========    ==========

See Notes to Condensed Consolidated Financial Statements.






                             3Com Corporation
            Condensed Consolidated Statements of Cash Flows
                              (In thousands)
                                (Unaudited)

                                                Six Months Ended
                                          ---------------------------
                                          November 27,   November 30,
                                              1998           1997
                                              ----           ----

Cash flows from operating activities:
  Net income (loss)                       $  226,604     $  (47,212)
  Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
    Depreciation and amortization            131,836        128,201
    Deferred income taxes                     60,830        (81,971)
    Adjustment to conform fiscal year of
      pooled entity-U.S. Robotics                 -          15,052
    Merger-related charges (credits)
      and other                               (9,580)       268,558
    Changes in assets and liabilities,
      net of effects of acquisitions:
        Accounts receivable                 (267,809)        87,679
        Inventories                          198,770       (173,432)
        Other current assets                  38,592        (22,010)
        Accounts payable                      50,619         19,281
        Accrued liabilities and other         11,429        145,227
        Income taxes payable                  37,568         54,572
                                          ----------     ----------

Net cash provided by operating
  activities                                 478,859        393,945
                                          ----------     ----------

Cash flows from investing activities:
  Purchase of short-term investments        (318,999)      (269,631)
  Proceeds from short-term investments       120,538        209,603
  Purchase of property and equipment        (118,201)      (211,222)
  Proceeds from the sale of property and
    equipment                                 14,746             -
  Business acquired in purchase transaction   (6,258)            -
  Other, net                                  (2,402)       (25,418)
                                          ----------     ----------

Net cash used for investing activities      (310,576)      (296,668)
                                          ----------     ----------

Cash flows from financing activities:
  Issuance of common stock                    53,147        234,110
  Repurchase of common stock                (130,398)            -
  Repayments of short-term debt, notes
    payable and capital lease obligations         -        (168,066)
  Repayments of long-term borrowings         (12,000)       (12,397)
  Net proceeds from issuance of debt              -          33,300
  Other, net                                    (907)         4,287
                                          ----------     ----------
Net cash (used for) provided by financing
  activities                                 (90,158)        91,234
                                          ----------     ----------

Increase in cash and equivalents              78,125        188,511
Cash and equivalents, beginning of period    528,981        351,237
                                          ----------     ----------

Cash and equivalents, end of period       $  607,106     $  539,748
                                          ==========     ==========


See Notes to Condensed Consolidated Financial Statements.






                               3Com Corporation
             Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)

1. Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by 3Com Corporation (the
Company) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the Company's financial position as of November 27, 1998, and the results of operations for the three and six months ended
November 27, 1998 and November 30, 1997 and cash flows for the six months ended November 27, 1998 and November
30, 1997.

On June 1, 1998, the Company adopted a 52-53 week fiscal year ending on the Friday nearest to May 31, which for fiscal 1999 will be May 28, 1999. Previously, the Company operated on a 52-53 week fiscal year ending on the Sunday nearest to May 31. This change did not have a significant effect on the Company's condensed consolidated financial statements for the three and six months ended November 27, 1998 as compared to the three and six months ended November 30, 1997. The results of operations for the three and six months ended November
27, 1998 may not necessarily be indicative of the results to be expected for the fiscal year ending May 28, 1999.
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

2. U.S. Robotics Merger-Related Charges (Credits) and Other

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

In connection with this merger, through November 27, 1998, the Company has recorded aggregate merger-related charges of $253.8 million, which included approximately
$210.0 million of integration expenses and $43.8 million of direct transaction costs (consisting primarily of investment banking and other professional fees).
Integration expenses included:

- $49.3 million related to the closure and elimination of owned and leased facilities, primarily duplicate corporate headquarters, distribution sites and sales offices;
- $57.6 million for severance and outplacement costs related to the merger, including amounts related to termination benefits associated with employment agreements. Employee groups impacted by the merger included personnel involved in duplicate corporate services, manufacturing and logistics, product organizations and sales;
- $38.1 million associated with certain long-term assets, primarily including duplicate finance, manufacturing, human resource and other management information systems, and capitalized purchased research and development costs related to a discontinued product; and
- $65.0 million primarily associated with the elimination and phase-out of duplicate wide area networking products (i.e., 3Com's AccessBuilder(registered trademark) 2000, 4000, 5000 and 8000 products and U.S. Robotics(registered trademark) TOTALswitch, ATM switch, LANLinker and related small office, home office products), and the discontinuance of U.S. Robotics' telephony products. The charge primarily included inventory write-offs, costs related to return of discontinued products, and noncancelable purchase commitments.

During the second quarter of fiscal 1999, the Company recorded approximately $3.8 million of merger charges primarily related to an increase in the estimates for remaining charges associated with duplicate facilities which were included in merger-related charges
(credits) and other.

The remaining U.S. Robotics merger-related accrual at November 27, 1998 was approximately $25.3 million. Total expected cash expenditures relating to the U.S. Robotics merger charge are estimated to be approximately $116 million, of which approximately $104 million was disbursed prior to November 27, 1998. Benefits paid to approximately 900 employees terminated through November 27, 1998 were approximately $57 million. Substantially all benefits have been paid.

Other charges (credits) includes a $4.2 million net gain on the sale of land, which had previously been deferred pending resolution of certain contingencies that were resolved during the quarter. Also included in other charges (credits) was a charge of $1.0 million related to a manufacturing plant in Chicago that was closed in the fourth quarter of fiscal 1998. The charge reflects a change in the estimated net realizable value of the plant, reflecting current market conditions.

3. Business Combinations

During the second quarter of fiscal 1999, the Company acquired EuPhonics, Inc. (EuPhonics), a leading developer of DSP-based audio software that drives integrated circuits, sound cards, consumer electronics, and other hardware. The transaction, valued at $8.3 million, included cash for the outstanding shares, assumption of EuPhonics employee stock options, and direct transaction costs, and was accounted for as a purchase. The charge for purchased in-process technology associated with the acquisition was not material, and was included in research and development expenses in the second quarter of fiscal 1999.

4. Comprehensive Income

On June 1, 1998, the Company adopted Statement of
Financial Accounting Standards (SFAS) No. 130, "Reporting
Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in net assets during the period from non-owner sources. The reconciliation of net income (loss) to comprehensive income (loss) is as follows (in thousands):

                           Three Months Ended         Six Months Ended
                        ------------------------- -------------------------
                        November 27, November 30, November 27, November 30,
                            1998         1997         1998        1997
                            ----         ----         ----        ----

Net income (loss)       $  132,913   $    4,021   $  226,604   $  (47,212)

Other comprehensive
  gain (loss):
Unrealized gain (loss)
  on investments, net         (213)      (1,868)         883       (1,784)
Accumulated translation
  adjustments                5,801       (2,675)      (2,293)         794
                        ----------   ----------   ----------   ----------
Total comprehensive
  income (loss)         $  138,501   $     (522)  $  225,194   $  (48,202)
                        ==========   ==========   ==========   ==========

5.  Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

                           Three Months Ended         Six Months Ended
                        ------------------------- -------------------------
                        November 27, November 30, November 27, November 30,
                           1998         1997         1998         1997
                           ----         ----         ----         ----

Net income (loss)       $  132,913   $    4,021   $  226,604   $  (47,212)
                        ==========   ==========   ==========   ==========
Weighted average
  shares-Basic             358,302      350,600      358,418      346,159
Effect of dilutive
    securities:
  Employee stock options     9,721       14,246        8,696           -
  Restricted stock             184          239          202           -
                        ----------   ----------   ----------   ----------
Weighted average shares-
  Diluted                  368,207      365,085      367,316      346,159
                        ==========   ==========   ==========   ==========

Net income (loss) per
    share-Basic         $     0.37   $     0.01   $     0.63   $    (0.14)
Net income (loss) per
    share-Diluted       $     0.36   $     0.01   $     0.62   $    (0.14)

6.	Inventories

Inventories, net consisted of (in thousands):

                        November 27,    May 31,
                            1998         1998
                            ----         ----

Finished goods          $  291,732   $  457,726
Work-in-process             53,961       51,510
Raw materials               97,795      135,535
                        ----------   ----------

  Total                 $  443,488   $  644,771
                        ==========   ==========

7.  Litigation

The Company is a party to lawsuits in the normal course of its business. The Company notes that (i) litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations and (ii) the results of complex legal proceedings can be very difficult to predict with any certainty. The Company believes that it has defenses in each of the cases set forth below and is vigorously contesting each of these matters. An unfavorable resolution of one or more of the following lawsuits could have a material adverse affect on the business, results of operations or financial condition of the Company.

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

On February 10, 1998, a putative securities class action, captioned Euredjian v. 3Com Corporation, et al., Civil
Action No. C-98-00508CRB (Euredjian), was filed against
3Com and several of its present and former officers and directors in United States District Court for the Northern District of California asserting the same class period and factual allegations as the Hirsch and Kravitz actions. The complaint alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages. The Company has filed a motion to dismiss the complaint.

In December 1997, a putative securities class action, captioned Reiver v. 3Com Corporation, et al., Civil
Action No. C-97-21083JW (Reiver), was filed in the United
States District Court for the Northern District of
California. Several similar actions have been consolidated into this action, including Florida State
Board of Administration and Teachers Retirement System of
Louisiana v. 3Com Corporation, et al., Civil Action No.
C-98-1355. On August 17, 1998, plaintiffs filed a consolidated amended complaint which alleges violations of the federal securities laws, specifically Sections
10(b) and 20(a) of the Securities and Exchange Act of 1934, and which seeks unspecified damages on behalf of a purported class of purchasers of 3Com common stock during the period from April 23, 1997 through November 5, 1997.
The Company has filed a motion to dismiss the complaint.

In October 1998, a putative securities class action lawsuit, captioned Adler v. 3Com Corporation, et al., Civil Action No. CV777368 (Adler), was filed against the
Company and certain of its officers and directors in the California Superior Court, Santa Clara County, asserting the same class period and factual allegations as the Reiver action. The complaint alleges violations of Sections 25400 and 25500 of the California Corporations
Code and seeks unspecified damages. The Company has not responded to the complaint.

In January 1998, two purported shareholder complaints
relating to the Company's June 1997 merger with U.S.
Robotics, captioned Stanley Grossman v. 3Com Corporation,
et al., Civil Action No. CV771335, and Jason v. 3Com
Corporation, et al., Civil Action No. CV771713, were
filed in California Superior Court, Santa Clara County.
The actions allege that 3Com, several of its officers and
directors, and several former U.S. Robotics officers
violated Sections 11 and 15 of the Securities Act of 1933
by making alleged misrepresentations and omissions in a
May 8, 1997 registration statement.  The complaints seek
damages in an unspecified amount on behalf of a purported
class of persons who received the Company's stock during
the merger pursuant to the registration statement.  On
September 25, 1998, the Delaware Chancery Court issued an
injunction preventing plaintiffs from proceeding with
these actions, finding that plaintiffs' claims are barred
by a settlement in a prior action.   Plaintiffs have
filed a motion seeking to set aside that settlement.

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

In October 1998, two shareholder derivative actions purportedly on behalf of the Company, captioned Shaev v.
Barksdale, et al., Civil Action No. 16721-NC, and Blum v.
Barksdale, et al., Civil Action No. 16733-NC, were filed in Delaware Chancery Court. The complaints allege that the Company's directors breached their fiduciary duties to the Company through the issuance of and disclosures concerning stock options. The Company is named solely as a nominal defendant, against whom the plaintiffs seek no recovery. The Company and the individual defendants have filed a motion to dismiss.

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

Consumer Litigation
A putative consumer class action pending against the Company and U.S. Robotics in the California Superior
Court, Marin County, Bendall, et al. v. U.S. Robotics Corporation, et al., Civil Action No. 170441, arising out of the purchase of x2(trademark) products and products upgradeable to x2, was coordinated with a previously filed individual action in the California Superior Court, San Francisco County, Intervention Inc. v. U.S. Robotics Corporation, Civil Action No. 984352. Two putative consumer class action lawsuits pending against the Company and U.S. Robotics in state court of Illinois arising out of the same facts as those alleged in the California cases are stayed, Lippman, et al. v. 3Com, Civil Action
No. 97 CH 09773, and Michaels, et al. v. U.S. Robotics Access Corporation, et al., Civil Action No. 97 CH 14417.
A class has not been certified, and discovery is under way.

8.  Effects of Recent Accounting Pronouncements

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


                             3Com Corporation

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations


Results of Operations

The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in the Company's condensed consolidated statements of operations:

                            Three months ended         Six months ended
                         ------------------------- -------------------------
                         November 27, November 30, November 27, November 30,
                             1998         1997         1998         1997
                             ----         ----         ----         ----

Sales ..................... 100.0 %      100.0 %      100.0 %      100.0 %
Cost of sales .............  53.1         53.9         54.1         52.8
                             ----         ----         ----         ----
Gross margin ..............  46.9         46.1         45.9         47.2
Operating expenses:
Sales and marketing .......  20.9         28.2         21.2         22.9
Research and development ..  10.2         12.1         10.4         10.3
General and administrative    4.2          6.0          4.2          4.8
Merger-related charges
     (credits) and other ..   -           (0.1)        (0.3)         9.7
                             ----         ----         ----         ----
Total operating expenses ..  35.3         46.2         35.5         47.7
                             ----         ----         ----         ----
Operating income (loss) ...  11.6         (0.1)        10.4         (0.5)
Interest and other income,
  net......................   0.8          0.6          0.7          0.4
                             ----         ----         ----         ----
Income (loss) before
  income taxes.............  12.4          0.5         11.1         (0.1)
Income tax provision ......   3.8          0.2          3.4          1.6
                             ----         ----         ----         ----
Net income (loss) .........   8.6 %        0.3 %        7.7 %       (1.7)%
                             ====         ====         ====         ====

Excluding merger-related charges
  (credits) and other:
  Total operating expenses.  35.3 %       46.3 %       35.8 %       38.0 %
  Operating income (loss)..  11.6         (0.2)        10.1          9.1
  Net income...............   8.7          0.3          7.5          6.2

Sales
-----
Sales in the second quarter of fiscal 1999 totaled $1.54 billion, an increase of $135.0 million or ten percent from the first quarter of fiscal 1999, and an increase of $343.3 million or 29 percent from the corresponding quarter a year ago. Sales in the first six months of fiscal 1999 totaled
$2.9 billion, an increase of $151.3 million or five percent compared to the first six months of fiscal 1998.

Client Access. Sales of client access products (e.g., modems, network interface cards (NICs) and a pro-rata allocation of handheld connected organizer products) in the second quarter of fiscal 1999 increased ten percent from the first quarter of fiscal 1999, and increased 33 percent from the same quarter a year ago. Sales of client access products in the second quarter of fiscal 1999 and the first quarter of fiscal 1999 represented 52 percent and 51 percent of total sales, respectively, compared to 50 percent in the second quarter of fiscal 1998.

Sales of client access products in the first six months of fiscal 1999 increased two percent from the first six months of fiscal 1998. Sales of client access products in the first six months of fiscal 1999 represented 52 percent of total sales compared to 53 percent in the first six months of fiscal 1998. Excluding sales of handheld connected organizer products, sales for client access products declined three percent in the first six months of fiscal 1999 when compared to the first six months of fiscal 1998.

Systems. Sales of network systems products (e.g., switches, routers, hubs, remote access concentrators and a pro-rata allocation of handheld connected organizer products) in the second quarter of fiscal 1999 increased nine percent compared to the first quarter of fiscal 1999 and increased 25 percent compared to the same quarter a year ago. Sales of network systems products in the second quarter of fiscal 1999 and first quarter of fiscal 1999 represented 48 percent and 49 percent of total sales, respectively, compared to 50 percent in the second quarter of fiscal 1998.

Sales of network systems products in the first six months of fiscal 1999 increased nine percent from the first six months of fiscal 1998. Sales of network systems products in the first six months of fiscal 1999 represented 48 percent of total sales compared to 47 percent in the first six months of fiscal 1998. Excluding sales of handheld connected organizer products, sales of network systems products increased four percent in the first six months of fiscal 1999 when compared to the first six months of fiscal 1998.

Geographic. Sales in the U.S. represented 55 percent of total sales for the second quarter of fiscal 1999. U.S. sales increased four percent sequentially and increased 22 percent compared to the same period a year ago. International sales increased 17 percent sequentially and 38 percent over the same period a year ago.

Sales in the U.S. represented 56 percent of total sales for the first six months of fiscal 1999. U.S. sales increased five percent when compared to the first six months of fiscal 1998. International sales increased six percent when compared to the first six months of fiscal 1998.

Sales for the second quarter and the first six months of fiscal 1999 were affected by the following factors:

Industry Growth Rates. Networking industry growth rates slowed in calendar year 1998. Industry reports indicate that the networking industry worldwide grew by less than 20 percent during 1997 and less than 15 percent during 1998.

Global Economic Turmoil. Historically, the Asia Pacific and Latin America regions have been high growth regions for the networking industry and the Company. During the first quarter of fiscal 1999, the Asia Pacific and Latin America regions experienced a weakening of their local currencies and turmoil in their financial markets and institutions. In the second quarter of fiscal 1999, sales in the Latin America and Asia Pacific regions improved sequentially. However, sales in the Asia Pacific region decreased 14 percent during the first six months of fiscal 1999 compared to the first six months of fiscal 1998.

Pricing and Competition. Price decreases for networking products in the first half of fiscal 1999 were less than those experienced in previous periods. However, the industry remains highly competitive, and therefore the Company believes that networking prices will be subject to further decreases at a high rate.

Handheld Connected Organizers, NICs, Modems and Switching Products. Sales of handheld connected organizer products in the second quarter and first six months of fiscal 1999 more than doubled compared to the same periods in the prior year. In addition, sales of handheld connected organizer products grew significantly from the first quarter of fiscal 1999. The Company's workgroup switching and NIC products also experienced significant unit volume and sales growth in the second quarter and first six months of fiscal 1999 compared to the same periods in fiscal 1998, despite declines in average selling prices, primarily in workgroup switching products. Sales of modem products for the second quarter of fiscal 1999 increased compared to the second quarter of fiscal 1998 and the first quarter of fiscal 1999, but decreased for the six months of fiscal 1999 compared with the same period a year ago.

Seasonality. Sales in the second quarter of fiscal 1999 increased ten percent compared to the first quarter of fiscal 1999, due primarily to strength in international regions and consumer products. The Company's sales are typically subject to seasonal patterns. Historically, sales in the first quarter, which includes the summer months of June, July and August, have exhibited little or no growth sequentially, in part due to slower sales in the European region. The second quarter of the fiscal year has historically been the strongest sales quarter due to seasonal strength in international regions. Third quarter sales have historically had either sequentially lower sales, or only slightly increased sales from the prior quarter. These historical patterns are likely to become more pronounced due to the increasing mix of consumer-related products, such as handheld connected organizers and modems, which tend to have strong growth in the second quarter and decline sequentially in the third quarter.

Gross Margin
------------
Gross margin as a percentage of sales was 46.9 percent in the second quarter of fiscal 1999, compared to 44.8 percent in the first quarter of fiscal 1999 and 46.1 percent in the second quarter of fiscal 1998. The gross margin improvement from the first quarter of fiscal 1999 reflected a relatively stable pricing environment and continued improvement in the Company's inventory levels and turns. The gross margin increase from the same quarter a year ago is primarily due to a significant increase in unit volume in workgroup switching and NICs with little change in average selling prices for NICs. Gross margin as a percentage of sales was 45.9 percent in the first six months of fiscal 1999, compared to 47.2 percent in the first six months of fiscal
1998.

Operating Expenses
------------------
Operating expenses in the second quarter of fiscal 1999 were $544.7 million, or 35.3 percent of sales, compared to $501.6 million, or 35.7 percent of sales in the first quarter of fiscal 1999 and $553.3 million, or 46.2 percent of sales in the second quarter of fiscal 1998. Excluding the net pre-tax merger-related charges (credits) and other, operating expenses for the second quarter of fiscal 1999 were $544.0 million, or
35.3 percent of sales, compared to $511.8 million, or 36.4 percent of sales for the first quarter and $554.6 million, or
46.3 percent of sales in the second quarter of fiscal 1998.

Operating expenses for the first six months of fiscal 1999 were $1.0 billion, or 35.5 percent of sales, compared to $1.3 billion, or 47.7 percent in the first six months of fiscal 1998. Excluding the net pre-tax merger-related charges (credits) and other, operating expenses for the first six months of fiscal 1999 were $1.1 billion, or 35.8 percent of sales compared to $1.1 billion, or 38.0 percent of sales for the first six months of fiscal 1998.

Sales and Marketing. Sales and marketing expenses in the second quarter of fiscal 1999 increased $18.1 million or six percent from the first quarter of fiscal 1999 and decreased as a percentage of sales to 20.9 percent in the second quarter of fiscal 1999, from 21.6 percent in the first quarter of fiscal 1999. The sequential increase in absolute dollars in sales and marketing expenses was related, in part, to higher spending on handheld connected organizer products and customer service consistent with sales growth, and increased holiday advertising costs associated with modem products and handheld connected organizer products. Sales and marketing expenses in the second quarter of fiscal 1999 decreased $16.6 million or five percent from the second quarter a year ago and decreased as a percentage of sales to 20.9 percent in the second quarter of fiscal 1999, from 28.2 percent in the second quarter of fiscal 1998. The decrease was primarily a result of a significant marketing promotion and higher product advertising on certain modem products that occurred in the second quarter of fiscal 1998. In addition, the Company reduced its worldwide sales spending as it worked to combine the 3Com and U.S. Robotics sales forces. Partially offsetting the decreased sales and marketing expenses in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998 were increases in handheld connected organizer sales and marketing costs as well as global customer support costs. Sales and marketing expenses for the first six months of fiscal 1999 decreased $15.4 million compared to the first six months of fiscal 1998.

Research and Development. Research and development expenses in the second quarter of fiscal 1999 increased $8.9 million, or six percent when compared to the first quarter of fiscal
1999 and decreased to 10.2 percent of sales in the second quarter of fiscal 1999 from 10.6 percent of sales in the first quarter of fiscal 1999. Research and development expenses increased $12.8 million or nine percent from the year-ago period, and decreased to
10.2 percent of total sales in the second quarter of fiscal 1999, compared to 12.1 percent in the second quarter of fiscal 1998. The decrease as a percentage of sales both sequentially and year-over-year was a result of research and development spending growing slower than sales. Research and development expenses for the first six months of fiscal 1999 increased $18.8 million compared to the first six months of fiscal 1998, but as a percentage of sales, remained relatively flat.

General and Administrative. General and administrative expenses in the second quarter of fiscal 1999 increased $5.2 million or nine percent from the first quarter of fiscal 1999 but remained flat as a percentage of sales at 4.2 percent.
General and administrative expenses in the second quarter of fiscal 1999 decreased $6.7 million or nine percent from the same period a year ago, and decreased to 4.2 percent of total sales in the second quarter of fiscal 1999, compared to 6.0 percent in the second quarter of fiscal 1998. The decrease in dollars and as a percentage of sales in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998 resulted from lower spending in corporate administration expenses, reflecting elimination of duplicate infrastructure resulting from the merger with U.S. Robotics. This decrease was partially offset by an increase in provisions for bad debt. General and administrative expenses for the first six months of fiscal
1999 decreased $10.1 million compared to the first six months of fiscal 1998.

Merger-Related Charges (Credits) and Other. During the second quarter of fiscal 1999, the Company recorded a charge of approximately $0.6 million. This charge represented $4.8 million of expenses primarily related to the U.S. Robotics merger, net of a $4.2 million gain on the sale of land, which had previously been deferred pending resolution of certain contingencies that were resolved during the quarter. The $4.8 million charge was primarily due to revisions in the estimated sales prices for duplicate facilities, reflecting current market conditions. During the first quarter of fiscal 1999, the Company reversed approximately $10.2 million of previously recorded merger charges related to reductions in estimates for remaining charges associated with duplicate facilities and employee termination benefits. During the second quarter of fiscal 1998, merger-related charges associated with the merger with U.S. Robotics were a net credit of $1.2 million. The net credit of $1.2 million consisted of a $15.4 million reduction in previously recorded merger-related costs, primarily due to a reduction in the estimate of costs associated with duplicate facilities, which was partially offset by $14.2 million of product swap-out costs incurred during the quarter.

Interest and Other Income, Net
------------------------------
Interest and other income, net in the second quarter of fiscal 1999 increased $2.6 million compared to the first quarter of fiscal 1999 primarily due to increased interest income as a result of higher cash and investment balances. Interest and other income, net in the second quarter of fiscal 1999 increased $4.6 million compared to the second quarter of fiscal 1998, primarily due to reduced interest expense due to lower debt balances and increased interest income due to higher cash and investment balances. Interest and other income, net increased $11.3 million in the first six months of fiscal 1999 compared to the first six months of fiscal 1998. This increase was attributable to reduced interest expense, increased interest income, and improved foreign currency results. The majority of the Company's sales are denominated in U.S. Dollars. Where available, the Company enters into foreign exchange forward contracts to hedge significant balance sheet exposures and intercompany balances against future movements in foreign exchange rates.

Income Tax Provision
--------------------
The Company's effective income tax rate was 30.3 percent in the second quarter of fiscal 1999 compared to 32.0 percent in the first quarter of fiscal 1999 and 34.4 percent in the second quarter of fiscal 1998. The decrease in the tax rate from the first quarter of fiscal 1999 was attributable to the Tax and Trade Relief Extension Act of 1998 which retroactively extended the research and development tax credit. The decrease in the tax rate from the second quarter of fiscal 1998 relates to increased offshore manufacturing in countries with tax rates significantly below the U.S. statutory rate. The effective tax rate for the first six months of fiscal 1999 was 31.0 percent. The Company recorded a tax provision of $101.8 million for the first six months of fiscal 1999 compared to $44.6 million for the first six months of fiscal 1998. The provision in the first six months of 1998 reflected the non-deductibility of certain costs associated with the U.S. Robotics merger. Excluding these costs, the pro forma effective income tax rate was 35.0 percent for the first six months of fiscal 1998.

Net Income (Loss) and Net Income (Loss) Per Share
-------------------------------------------------
Net income for the second quarter of fiscal 1999 was $132.9 million, or $0.36 per share, compared to net income of $93.7 million, or $0.26 per share for the first quarter of fiscal 1999 and net income of $4.0 million, or $0.01 per share, for the second quarter of fiscal 1998. Excluding the net pre-tax merger-related charges (credits) and other, net income was $133.4 million, or $0.36 per share for the second quarter of fiscal 1999 compared to $86.7 million, or $0.24 per share for the first quarter of fiscal 1999 and $3.2 million, or $0.01 per share for the second quarter of fiscal 1998.

Net income for the first six months of fiscal 1999 was $226.6 million, or $0.62 per share compared to a net loss of $47.2 million, or ($0.14) per share for the first six months of fiscal 1998. Excluding the net pre-tax merger-related charges (credits) and other, net income was $220.1 million, or $0.60 per share for the first six months of fiscal 1999 compared to $172.8 million, or $0.48 per share for the first six months of fiscal 1998.

Business Environment and Industry Trends

The forward-looking statements of 3Com Corporation, including those in this report on Form 10-Q, are subject to risks and uncertainties. Some of the factors that could cause future results to materially differ from the Company's recent results or those projected in the forward-looking statements include, but are not limited to, the factors set forth below.

Industry Growth Rates. The Company's success is dependent, in part, on the overall growth rate of the networking industry. In 1997 and 1998, industry growth was below historical rates. Industry reports indicate that the networking industry worldwide grew by less than 20 percent during calendar year 1997 and less than 15 percent during calendar year 1998.
There can be no assurance that the networking industry will continue to grow or that it will achieve higher growth rates. The Company's business, operating results or financial condition may be adversely affected by any further decrease in industry growth rates. In addition, there can be no assurance that the Company's results in any particular period will fall within the ranges for growth forecast by market researchers.

Industry Consolidation and Strategic Relationships. The networking industry continues to be in a period of significant consolidation. For example, during calendar year 1998, the Company acquired Lanworks Technologies, Inc. and EuPhonics, Inc.; Lucent Technologies acquired nine companies; Cisco Systems acquired nine companies; and Northern Telecom acquired four companies, including Bay Networks. The Company expects that networking industry consolidation will continue, including combinations between traditional telecommunications suppliers and networking companies. Future business combinations may result in companies with strong competitive positions and products. Continued consolidation may have a material adverse effect on the Company's operating results or financial condition.

In addition to mergers and acquisitions, companies are continually entering into strategic relationships. For example, in the second quarter of fiscal 1999, the Company announced strategic relationships with IBM, Hewlett-Packard and Toshiba America. In December, the Company announced plans to form a joint venture with Siemens AG and expanded its relationship with Dell Computer. If the Company experiences difficulties managing relationships with its partners or if the partners' projects are unsuccessful, there could be an adverse impact on the Company's results of operations or financial condition.

Competition and Pricing. The Company participates in a highly volatile industry characterized by vigorous competition for market share, rapid product and technology development, uncertainty over adoption of industry standards and declining prices. The Company's competition comes from start-up companies, well-capitalized computer systems and communications companies, and other technology companies.
Many of the Company's current and potential competitors have greater financial, marketing and technical resources than the Company. In addition, with the highly competitive nature of the Company's industry, new products are routinely introduced by competitors. For example, in recent months several competitors have emerged in the handheld connected organizer market space with products based upon the Microsoft Windows CE platform. The Company's business may be adversely impacted by the development by competitors of products and technologies that render certain of the Company's products obsolete or noncompetitive. In particular, growth rates in the handheld connected organizer market may not be sustainable in the face of increasing competition.

There can be no assurance that intense competition in the industry and particular actions of the Company's competitors will not have an adverse effect on the Company's business, operating results or financial condition. In particular, the Company expects that prices on many of its products will continue to decrease in the future and that the pace and magnitude of such price decreases may have an adverse impact on the results of operations or financial condition of the Company.

Product Integration and Bundling. Certain OEMs in the PC industry have, from time to time, chosen to integrate NICs and modem functions on the PC motherboard. For example, the Company currently sells networking chipsets to Dell Computer that are integrated directly onto the PC motherboard of Dell's high-end Optiplex line of PCs. In addition, the Company has become a primary supplier of networking products for Hewlett-Packard's full family of PCs. Should the shift to product integration and bundling increase, the Company's ability to become and/or continue to be a supplier of the integrated components could impact future sales growth and profitability.

Electronic Commerce and Electronic Data Interchange (EDI).
Many vendors, distributors and resellers have been successful in the direct sale of products to customers who wish to order products on the Internet or through EDI. These trends have enabled manufacturers to increase business volume and lower their cost structures. There can be no assurance that the Company will successfully implement or continue to expand such systems in a timely manner, and a failure to do so could adversely affect results of operations or financial condition.
In addition, as the industry and 3Com move to do more business over the Internet, it may become more difficult to sell product through the distributor channel, which could impact the Company's sales levels.

International Markets. The Company operates internationally and expects that international markets will continue to account for a significant percentage of the Company's sales. Many international markets are characterized by economic and political instability and currency fluctuations that can adversely affect the Company's operating results or financial condition.

For example, during the first six months of fiscal 1999, the Company experienced lower sales in the Asia Pacific region compared to the first six months of fiscal 1998, due in large part to economic and political instability and currency fluctuations. The instability in the Asian financial markets negatively impacted the Company's sales in those markets by, among other things, decreasing end-user purchases, increasing competition from local competitors, and reducing access to sources of capital needed by customers to make purchases. In addition to reducing sales, difficulties in the Asia Pacific region subject the Company's resellers to financial hardships, which may increase the Company's credit risk as customers become insolvent or otherwise have their ability to meet obligations impaired. There can be no assurance that other regions will not experience similar economic or political instability which would have an adverse effect on the Company's operating results or financial condition. Significant fluctuations in foreign currency could have an adverse impact on the Company's sales, collection of accounts receivable, and/or foreign currency exchange exposures.

Euro-Currency. The Single European Currency (Euro) was introduced on January 1, 1999 with complete transition to this new currency required by January 2002. The Company has made and expects to continue to make changes to its internal systems in order to accommodate doing business in the Euro. The Company expects that introduction and use of the Euro will affect the Company's foreign exchange and hedging activities, and may result in increased fluctuations in foreign currency hedging results. Any delays in the Company's ability to be Euro-compliant could have an adverse impact on the Company's results of operations or financial condition.

Telecommunication Deregulation and Public Policy. Significant changes in U.S. telecommunication regulations are anticipated in the near future, which could impact the rate of expansion of service providers' network infrastructures. Future changes by regulatory agencies or application of new requirements could affect sales of the Company's products for certain classes of customers. Additionally, the Company's products must comply with various Federal Communication Commission and local telecommunications requirements and regulations.
Changes in regulations, or failure by the Company to obtain timely approval of products could have a material adverse effect on the Company's results of operations or financial condition.

Certain of the Company's products are subject to export controls, import controls and/or use restrictions under the laws of the United States and other countries. For example, because of U.S. Government controls on the exportation of encryption products and technology, the Company is unable to freely export some of its products with the most powerful encryption technology. The continuing evolution of export and import laws and regulations could negatively impact the Company's sales and also increase the Company's cost of selling its products. In addition, there are currently few laws or regulations that apply directly to access or commerce on the Internet. Changes in laws or regulations governing the Internet and Internet commerce could have a material adverse impact on the Company's operating results or financial condition.

Accounting For Business Combinations. Recent actions and comments from the Securities and Exchange Commission have indicated they are reviewing the current valuation methodology for determining the amount of the accounting charge for purchased in-process technology acquired in a business combination. There can be no assurance that the Commission will not seek to retroactively apply new guidance and change the amount of purchased in-process technology previously expensed by the Company. This could result in the restatement of previously filed financial statements of the Company and could have a material impact on future financial results.

Company-Specific Trends and Risks

Financial Model. In managing its business, the Company periodically establishes a long-term financial model based on observed and anticipated trends in technology and the marketplace. The model, which includes ranges for gross margin, operating expenses and operating income, is not intended to be a prediction of future financial results, rather, it is used to assist the Company's management in making decisions about the allocation of resources and investments. During the second quarter of fiscal 1999, the Company revised the model. As reflected below, the ranges for gross margin and operating expenses as a percentage of sales were increased and narrowed while the range for operating income as a percentage of sales was decreased and narrowed. Both the new and old models are as follows:

                           New model         Old model
                           ---------         ---------
Gross margin            46.5  -  48.0%    45.5  -  47.5%
Operating expenses      30.0  -  31.5%    27.5  -  29.5%
Operating income        15.0  -  18.0%    16.0  -  20.0%

The change in gross margin reflects a stronger new product cycle as well as improvements in supply chain management. The change in operating expenses reflects incremental investments that the Company intends to make in research and development and sales and marketing in certain emerging segments, such as LAN telephony, Voice over IP, handheld connected organizers, storage area networking, home networking, wireless connectivity, and broadband access. The Company currently is not operating within some ranges of the model and does not expect to achieve performance within all of the ranges in fiscal 1999. It will be difficult for the Company to make further progress toward these ranges in the third quarter of fiscal 1999, as the third quarter of the fiscal year has historically had either sequentially lower sales, or only slightly increased sales from the prior quarter.

Fluctuations in Quarterly Results. The Company's operating results for any particular quarter are difficult to predict and may be subject to significant fluctuations. These fluctuations can be caused by a wide variety of factors, including seasonality with respect to the volume and timing of orders (see Seasonality in Results of Operations), the introduction and acceptance of new products and technologies, price competition, general conditions and trends in the networking industry and technology sector, disruption in international markets, general economic conditions, and extraordinary events such as industry consolidation, acquisitions, or litigation. In addition, as the portion of the Company's consumer-related business grows, for example with products such as the Palm III(trademark) handheld connected organizer, this seasonality will likely become more pronounced. These factors, and accompanying fluctuations in periodic operating results, could have a significant adverse impact on the market price of the Company's common stock.

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

Shipment Linearity. In the last two quarters, the Company recorded approximately half of its sales in the last five weeks of the fiscal quarter. This subjects the Company to risks such as unexpected disruptions in functions including manufacturing, order management, information systems and shipping. Should the percentage of sales in the last five weeks of a quarter escalate further, or should a significant disruption in the Company's internal business functions occur, there could be an adverse affect on the Company's results of operations or financial condition.

Development and Introduction of New Products. The Company is actively engaged in the research and development of new technologies and products. The Company's success depends, in substantial part, on the identification of new market and product opportunities and the timely development and market acceptance of new products. This includes the Company's next generation products under development in the areas of LAN telephony, Voice over IP, handheld connected organizers, storage area networking, home networking, wireless connectivity, and broadband access. The Company's operating results or financial condition may be adversely affected by a change in one or more of the technologies affecting network communications, a change in market demand for products based on a particular technology, a failure to develop new products on a successful and timely basis, delays in manufacturing and shipment of new products, or technical problems with new products or critical components.

The Company's success also depends, in part, on the timely adoption of industry standards, resolution of conflicting U.S. and international standards requirements created by the convergence of technology such as voice onto data networks, the timely introduction of new standards-compliant products, and market acceptance of these products. Slow market acceptance of new technologies and industry standards could have an adverse impact on the Company's results of operations or financial condition.

Product Warranties and International Homologation. The Company's products are often covered by legal and contractual warranties, and the Company may be subject to contractual and/or legal commitments to perform under such warranties. In addition, as the Company's products are sold and marketed in many countries, the Company's products are required to function in many different telecommunications environments and in connection with various telecommunications systems and products. If circumstances arise such that certain of the Company's products fail to perform as intended and the Company is not successful in timely resolution of such product quality or performance issues, such failure could have a material adverse impact on the operating results or financial condition of the Company. Likewise, failure to meet commitments related to installation of enterprise networks may subject the Company to claims for business disruption or consequential damages if a network cutover is not successfully or timely completed.

Reliance on Distributors, Resellers and OEMs. The Company sells a significant portion of its products to distributors, resellers and OEMs. The Company's reliance on these channels subjects the Company to many risks, including inventory, credit and business concentration.

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

The Company derives a significant portion of its sales from OEMs, including PC companies that bundle 3Com NICs and modems, and incorporate 3Com chipsets into their products. As a result, the Company's future operating results are dependent, in part, on the Company's ability to establish, maintain and strengthen relationships with OEMs. Because sales to OEMs are typically at lower prices and result in lower margins to the Company, the Company's sales and gross margins may be adversely impacted if OEMs become a larger percentage of the business.

Reliance on Suppliers. Some key components of the Company's products are currently available only from single or limited sources. Likewise, certain services on which the Company relies are furnished from single or limited service providers. In addition, certain of the Company's suppliers are competitors of the Company. While the Company has generally been able to obtain adequate supplies of components from existing sources, there can be no assurance that in the future the Company's suppliers will be able to meet the Company's demand for components in a timely and cost-effective manner. The Company's business, operating results, financial condition or customer relationships could be adversely affected by either an increase in prices for, or an interruption or reduction in supply of, key components, or a similar disruption in the availability of key services.

Commercial Commitments. The Company sometimes enters into minimum or other non-cancelable purchase commitments. Should sales volumes fluctuate significantly, the obligation to meet purchase commitments could adversely affect the Company's results of operations or financial condition.

Intellectual Property Rights. Many of the Company's competitors, in particular, the large, well established telecommunications and computer equipment manufacturers, have large intellectual property portfolios, including patents which may cover technologies that are relevant to the Company's business. In addition, many smaller companies, universities and individual inventors are actively engaged in research and development and have obtained or applied for patents in areas of technology that may relate to the Company's business. The industry is trending toward aggressive assertion, licensing and litigation of patents and other intellectual property rights.

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

Information Systems. The Company is in the process of transitioning its manufacturing, distribution, order administration, and finance functions to the Company's primary transaction processing application systems. As a result of such transitions, the Company may experience system disruptions, which may have an adverse effect on the results of operations or financial condition. In particular, during the fourth quarter of fiscal 1999, the Company plans to convert a large number of U.S. and international locations to the Company's primary transaction processing systems.

In addition, the Company is dependent on its information systems and software to capture, process and store data. Should the Company experience technical difficulties with any of its critical information systems or software applications, there could be an adverse effect on the Company's results of operations or financial condition.

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

Year 2000 Readiness Disclosure

As is true for most companies, the Year 2000 issue creates a risk for 3Com. If systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The Year 2000 issue not only impacts the Company at the end of the calendar year 1999, but also, in certain instances, the Company's fiscal year 2000, which begins on May 29, 1999. The risk for 3Com exists primarily in the following areas: systems used by the Company to run its business including information systems, equipment and facilities; systems used by the Company's suppliers; potential warranty or other claims from 3Com customers; and the potential for reduced spending by other companies on networking solutions as a result of significant information systems spending on Year 2000 remediation. The Company is continuing to evaluate and mitigate its exposure in these areas where appropriate.

State of Readiness and Risks. The Company has identified four key exposure areas within the Company with respect to the Year 2000 issue, namely: key transaction processing applications, equipment and facilities, 3Com products, and key suppliers.

Key transaction processing applications
---------------------------------------
Key transaction processing applications include those used to run the Company's business, such as finance, manufacturing, order processing and distribution. The Company has completed its evaluation of most of these applications for Year 2000 compliance, and has begun remediation or replacement of systems, where necessary. The Company expects to achieve fiscal year 2000 readiness by the end of May 1999, and to achieve calendar year 2000 readiness by the end of September 1999. In the event that implementation of replacement systems is delayed, or if significant new non-compliance issues are identified, the Company's ability to conduct its business or record transactions could be disrupted, which could adversely affect results of operations or financial condition.

Equipment and facilities
------------------------
The Company is in the process of evaluating Year 2000 compliance of its equipment and facilities. Critical equipment, such as manufacturing equipment, has been identified, and the Company is currently in the process of contacting the suppliers to ascertain Year 2000 compliance. The Company expects to achieve Year 2000 readiness for critical equipment by the end of September 1999.
In the event that identification of non-compliant equipment and any upgrade or replacement of equipment is delayed, the Company's design, production and shipping capabilities could be disrupted, which could adversely affect the Company's results of operations or financial condition.

The Company is assessing the Year 2000 readiness of its owned and leased facilities worldwide. Priority is being placed on the 3Com owned facilities and other critical facilities that house large numbers of employees or significant operations. The Company expects to complete its assessment activities by March 1999 and expects to complete remediation efforts by September 1999. The function of these facilities is critical to operations, and as such, any delays in achieving Year 2000 compliance with respect to these facilities could adversely affect the Company's results of operations or financial condition.

Products
--------
The Company has conducted extensive evaluation of its currently available and installed base of products. The Company believes that its current products are largely Year 2000 compliant. There can be no assurance that certain previous releases of the Company's products will prove to be Year 2000 compliant with customers' systems or within existing networks. To assist customers in evaluating
Year 2000 readiness of 3Com's products, the Company has developed a list that indicates the capability of its products. The list is located on the Company's website (www.3Com.com) and is periodically updated as assessment of additional products is completed. Certain of the Company's disclosures and announcements concerning its products and Year 2000 programs, including those in this report on Form 10-Q, are intended to constitute "Year 2000 Readiness Disclosures" as defined in the recently enacted Year 2000 Information and Readiness
Disclosure Act. The inability of any of the Company's products to operate properly in the year 2000 could result in increased warranty costs, customer satisfaction issues, litigation or other material costs and liabilities, which could adversely affect the Company's results of operations or financial condition.

Key suppliers
-------------
The Company is currently in the process of contacting its critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. Follow-up efforts are underway to obtain feedback from these suppliers. The Company believes that critical non-compliant suppliers will be identified by the end of January 1999, and plans to work with such suppliers for assessment, remediation and testing of Year 2000 compliance. As needed, the Company will identify alternative sources of supply. The Company expects to complete confirmation of supplier Year 2000 readiness by the end of September 1999. If key suppliers fail to adequately address the Year 2000 issue for the products or services they provide to the Company, critical materials, products and services may not be delivered in a timely manner, which could adversely affect the Company's results of operations or financial condition.

Contingency Plans. As the Company is still assessing its Year 2000 compliance in all areas, contingency plans have not yet been determined. As the assessments are completed, contingency plans will be developed as needed. For example, contingency plans for production facilities could include shifting production and distribution to other Company facilities or engaging subcontractors.

Costs to Address Year 2000 Issues. Based on the Company's current assessments, it is expected that the total cost of these programs will range between $25 million and $35 million. Approximately $2 million has been spent on the programs to date. All expected costs are based on the Company's current evaluation of the Year 2000 programs and are subject to change as the programs progress. It is anticipated that the majority of the Year 2000 costs incurred will include consultant fees and internal hardware and software upgrades or replacements. The Company does not separately track the internal labor costs associated with the Year 2000 project unless it is an individual's primary focus. These costs, including employee efforts involved in assessing the Company's Year 2000 exposures, testing, and remediating non-compliant Year 2000 systems, communicating with customers, and various other employee-related tasks, have not been included in the total estimated costs. Any costs associated with potential Year 2000 litigation exposure are not estimable and are not included in the total cost estimate above.

The majority of the Company's Year 2000 costs relate to the Company's key transaction processing applications and products. The Company has adequate funds to pay for the expected costs of Year 2000 programs. As of the end of the second quarter of fiscal 1999, no significant internal information technology projects have been deferred due to the Company's Year 2000 efforts.

Future Sales Impact. Year 2000 compliance is an issue for virtually all businesses whose computer systems and applications may require significant hardware and software upgrades or modifications. Companies owning and operating such systems may plan to devote a substantial portion of their information systems' spending to fund such upgrades and modifications and divert spending away from networking solutions. Such changes in customers' spending patterns could have a material adverse impact on the Company's sales, operating results or financial condition.

Liquidity and Capital Resources

Cash and equivalents and short-term investments at November
27, 1998 were $1.4 billion, an increase of $274.8 million from May 31, 1998.

For the six months ended November 27, 1998, net cash generated from operating activities was $478.9 million. Accounts receivable at November 27, 1998 increased $267.8 million from May 31, 1998 to $1.1 billion. Days sales outstanding in receivables increased to 65 days at November 27, 1998, compared to 56 days at May 31, 1998 primarily due to a higher concentration of sales in the third month of the quarter ended November 27, 1998, compared to the third month of the quarter ended May 31, 1998. Inventory levels at November 27, 1998 decreased $201.3 million, of which $166.0 million was finished goods, from the prior fiscal year-end to $443.5 million. Average inventory turnover was 6.9 turns for the quarter ended November 27, 1998, compared to 4.4 turns for the quarter ended May 31, 1998, primarily as a result of the decrease in inventory balances.

During the six months ended November 27, 1998, the Company made $118.2 million in capital expenditures. Major capital expenditures included upgrades and expansion of the Company's facilities in the U.S. and purchases and upgrades of desktop systems and other equipment. Additionally, in the first six months of fiscal 1999, the Company sold two facilities and equipment in the Chicago area for total net proceeds of $14.7 million. As of November 27, 1998, the Company had approximately $34.2 million in capital expenditure commitments outstanding, primarily associated with the consolidation of facilities in the Chicago area. In addition, the Company has commitments related to operating lease arrangements in the U.S., under which the Company has an option to purchase the properties for an aggregate of $322.2 million, or arrange for the sale of the properties to a third party. If the properties are sold to a third party at less than the option price, the Company retains an obligation for the difference, subject to certain provisions of the lease.

In June 1998, the Company's Board of Directors authorized the repurchase of up to 10 million shares of the Company's common stock. Such purchases are made in the open market from time to time. During the first six months of fiscal 1999, the Company repurchased 4.3 million shares of common stock at a total cost of $130.4 million. During the first six months of fiscal 1999, the Company received net cash of $53.1 million from the sale of shares of its common stock to employees through its employee stock purchase and option plans.

The Company has a $100 million revolving bank credit agreement, which expires December 20, 1999. Payment of cash dividends are permitted under the credit agreement, subject to certain limitations based on net income levels of the Company. The Company has not paid and does not anticipate it will pay cash dividends on its common stock. The credit agreement requires the Company to maintain specified financial covenants. As of November 27, 1998, there were no outstanding borrowings under the credit agreement, and the Company was in compliance with all required covenants.

During the first six months of fiscal 1999, the Company repaid $12.0 million of borrowings under the 7.52% Unsecured Senior Notes agreement. As of November 27, 1998, $36.0 million of this debt remained outstanding, of which $12.0 million is classified as current, and is included in accrued liabilities and other.

The remaining U.S. Robotics merger-related accrual at November 27, 1998 was approximately $25.3 million. Total expected cash expenditures relating to the U.S. Robotics merger charge are estimated to be approximately $116 million, of which approximately $104 million was disbursed prior to November 27, 1998. Benefits paid to approximately 900 employees terminated through November 27, 1998 were approximately $57 million. Substantially all benefits have been paid.

During the first six months of fiscal 1999, the Company recorded a tax benefit on stock option transactions of $19.1 million. During the same period a year ago, the Company recorded a tax benefit on stock option transactions totaling $131.4 million.

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


PART II.   OTHER INFORMATION

Item 1.      Legal Proceedings

The Company is a party to lawsuits in the normal course of its business. The Company notes that (i) litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations and (ii) the results of complex legal proceedings can be very difficult to predict with any certainty. The Company believes that it has defenses in each of the cases set forth below and is vigorously contesting each of these matters. An unfavorable resolution of one or more of the following lawsuits could have a material adverse affect on the business, results of operations or financial condition of the Company.

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

On February 10, 1998, a putative securities class action, captioned Euredjian v. 3Com Corporation, et al., Civil Action No. C-98-00508CRB (Euredjian), was filed against 3Com and several of its present and former officers and directors in United States District Court for the Northern District of California asserting the same class period and factual allegations as the Hirsch and Kravitz actions. The complaint alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages. The Company has filed a motion to dismiss the complaint.

In December 1997, a putative securities class action, captioned Reiver v. 3Com Corporation, et al., Civil Action No. C-97-21083JW (Reiver), was filed in the United States District Court for the Northern District of California. Several similar actions have been consolidated into this action, including Florida State Board of Administration and Teachers Retirement System of Louisiana v. 3Com Corporation, et al., Civil Action No. C-98-1355. On August 17, 1998, plaintiffs filed a consolidated amended complaint which alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and which seeks unspecified damages on behalf of a purported class of purchasers of 3Com common stock during the period from April 23, 1997 through November 5, 1997. The Company has filed a motion to dismiss the complaint.

In October 1998, a putative securities class action lawsuit, captioned Adler v. 3Com Corporation, et al., Civil Action No. CV777368 (Adler), was filed against the Company and certain of its officers and directors in the California Superior Court, Santa Clara County, asserting the same class period and factual allegations as the Reiver action. The complaint alleges violations of Sections 25400 and 25500 of the California Corporations Code and seeks unspecified damages. The Company has not responded to the complaint.

In January 1998, two purported shareholder complaints relating to the Company's June 1997 merger with U.S. Robotics, captioned Stanley Grossman v. 3Com Corporation, et al., Civil Action No. CV771335, and Jason v. 3Com Corporation, et al., Civil Action No. CV771713, were filed in California Superior Court, Santa Clara County. The actions allege that 3Com, several of its officers and directors, and several former U.S. Robotics officers violated Sections 11 and 15 of the Securities Act of 1933 by making alleged misrepresentations and omissions in a May 8, 1997 registration statement. The complaints seek damages in an unspecified amount on behalf of a purported class of persons who received the Company's stock during the merger pursuant to the registration statement. On September 25, 1998, the Delaware Chancery Court issued an injunction preventing plaintiffs from proceeding with these actions, finding that plaintiffs' claims are barred by a
settlement in a prior action.   Plaintiffs have filed a motion
seeking to set aside that settlement.

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

In October 1998, two shareholder derivative actions purportedly on behalf of the Company, captioned Shaev v. Barksdale, et al., Civil Action No. 16721-NC, and Blum v. Barksdale, et al., Civil Action No. 16733-NC, were filed in Delaware Chancery Court. The complaints allege that the Company's directors breached their fiduciary duties to the Company through the issuance of and disclosures concerning stock options. The Company is named solely as a nominal defendant, against whom the plaintiffs seek no recovery. The Company and the individual defendants have filed a motion to dismiss.

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

Consumer Litigation
A putative consumer class action pending against the Company and U.S. Robotics in the California Superior Court, Marin County, Bendall, et al. v. U.S. Robotics Corporation, et al., Civil Action No. 170441, arising out of the purchase of x2 (trademark) products and products upgradeable to x2, was coordinated with a previously filed individual action in the California Superior Court, San Francisco County, Intervention Inc. v. U.S. Robotics Corporation, Civil Action No. 984352. Two putative consumer class action lawsuits pending against the Company and U.S. Robotics in state court of Illinois arising out of the same facts as those alleged in the California cases are stayed, Lippman, et al. v. 3Com, Civil Action
No. 97 CH 09773, and Michaels, et al. v. U.S. Robotics Access Corporation, et al., Civil Action No. 97 CH 14417. A class has not been certified, and discovery is under way.


Item 2.      Changes in Securities

             None.


Item 3.      Defaults Upon Senior Securities and Use of Proceeds

             None.


Item 4.      Submission of Matters to a Vote of Security Holders

             (a)  The Annual Meeting of Shareholders was held on
September 24, 1998.

             (b) Each of the persons named in the Proxy Statement as a nominee for director was elected and the proposals listed below were approved. The following are the voting results of the proposals:

                                                                    Broker
     Proposal I             For         Withheld                   Non-Votes
     ----------             ---         --------                   ---------
     Election of Directors:

     James L. Barksdale     316,114,579   3,924,859                    0
     Eric A. Benhamou       315,810,612   4,228,826                    0
     Gordon A. Campbell     316,148,193   3,891,245                    0
     James E. Cowie         316,344,683   3,694,755                    0
     Phillip C. Kantz       316,339,152   3,700,286                    0


                                                                    Broker
     Proposal II            For          Against     Abstain       Non-Votes
     -----------            ---          -------     -------       ---------
     To approve an increase
     in the share reserve
     under the Company's 1984
     Employee Stock Purchase
     Plan by 2,000,000 shares
     of Common Stock.       308,490,622  10,283,030  1,265,786         0


                                                                    Broker
     Proposal III           For          Against     Abstain       Non-Votes
     ------------           ---          -------     -------       ---------
     To approve an increase
     in the share reserve
     under the Company's
     Director Stock Option
     Plan by 1,000,000 shares
     of Common Stock.       252,327,456  66,254,691  1,457,291         0


                                                                    Broker
     Proposal IV            For          Against     Abstain       Non-Votes
     -----------            ---          -------     -------       ---------
     To ratify the appointment
     of Deloitte & Touche LLP
     as the Company's independent
     public accountants for the
     fiscal year ending May 28, 1999.
                            317,855,653  1,473,968   709,817           0


Item 5.      Other Information

             None.


Item 6.      Exhibits and Reports on Form 8-K

             (a)  Exhibits

	Exhibit
        Number  Description
        ------  -----------

	3.1	Certificate of Incorporation (13)
        3.2     Certificate of Correction Filed to Correct a Certain
Error in the Certificate of Incorporation (13)
	3.3	Certificate of Merger (13)
	3.4	Bylaws of 3Com Corporation, As Amended
        4.1     Amended and Restated Rights Agreement dated
December 31, 1994 (Exhibit 10.27 to Form 10-Q) (6)
        4.2     Amended and Restated Senior Notes Agreement between
U.S. Robotics Corporation, Metropolitan Life Insurance Company, The Northwestern Mutual Life Insurance Company, and Metropolitan Property
and Casualty Insurance Company (7)
        10.1    1983 Stock Option Plan, as amended (Exhibit 10.1 to
Form 10-K) (3)*
	10.2	Amended and Restated Incentive Stock Option Plan (2)*
	10.3	License Agreement dated March 19, 1981 (1)
        10.4    Second Amended and Restated 1984 Employee Stock Purchase
Plan (Exhibit 10.5 to Form 10-Q) (8)*
        10.5 3Com Corporation Director Stock Option Plan, as amended (Exhibit 19.3 to Form 10-Q) (4)*
        10.6    Amended 3Com Corporation Director Stock Option Plan
(Exhibit 10.8 to Form 10-Q) (8)*
        10.7    3Com Corporation Restricted  Stock Plan, as amended
(Exhibit 10.17 to Form 10-Q) (8)*
	10.8	1994 Stock Option Plan (Exhibit 10.22 to Form 10-K) (5)*
        10.9    Lease Agreement between BNP Leasing Corporation, as
Landlord, and 3Com Corporation, as Tenant, effective as of November 20, 1996 (Exhibit 10.37 to Form 10-Q) (10)
	10.10	Purchase Agreement between BNP Leasing Corporation and 3Com
Corporation, effective as of November 20, 1996 (Exhibit 10.38 to Form 10-Q)
(10)
	10.11	Agreement and Plan of Reorganization among 3Com Corporation,
OnStream Acquisition Corporation and OnStream Networks, Inc. dated as of October 5, 1996 (Exhibit 2.1 to Form S-4) (9)
        10.12 Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of February 3, 1997 for the Combined Great America Headquarters site (Exhibit 10.19 to Form 10-Q) (12)
	10.13	Purchase Agreement between BNP Leasing Corporation and 3Com
Corporation, effective as of February 3, 1997 for the Combined Great America Headquarters site (Exhibit 10.20 to Form 10-Q) (12)
	10.14	Credit Agreement dated as of December 20, 1996 among 3Com
Corporation, Bank of America National Trust and Savings Association, as Agent, and the Other Financial Institutions Party Hereto Arranged by BA Securities, Inc. (Exhibit 10.21 to Form 10-Q) (12)
        10.15 Amended and Restated Agreement and Plan of Merger by and among 3Com Corporation, TR Acquisitions Corporation, 3Com (Delaware) Corporation, and U.S. Robotics Corporation, dated as of February 26, 1997 and amended as of March 14, 1997 (11)
        10.16 Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of July 25, 1997 for the Great America Phase III (PAL) site (13)
	10.17	Purchase Agreement between BNP Leasing Corporation and 3Com
Corporation, effective as of July 25, 1997 for the Great America Phase III
(PAL) site (13)
        10.18 Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of July 29, 1997 for the Marlborough site(13)
	10.19	Purchase Agreement between BNP Leasing Corporation and 3Com
Corporation, effective as of July 29, 1997 for the Marlborough site (13)
        10.20 Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of August 11, 1997 for the Rolling Meadowssite (13)
	10.21	Purchase Agreement between BNP Leasing Corporation and 3Com
Corporation, effective as of August 11, 1997 for the Rolling Meadows site
(13)
	10.22	First Amendment to Credit Agreement (13)
-----------------------------------------------------------------------------
	*	Indicates a management contract or compensatory plan.

        (1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement on Form S-1 filed on January 25, 1984 (File No. 2-89045)
        (2) Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form S-4 filed on August 31, 1987 (File No. 33-16850)
        (3) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 27, 1991 (File No. 0-12867)
        (4) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed January 10, 1992 (File No. 0-12867)
        (5) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 31, 1994 (File No. 0-12867)
        (6)    Incorporated by reference to the Exhibit
identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 13, 1995 (File No. 0-12867)
        (7) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q, filed on May 16, 1995 (File No. 0-19550)
        (8) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q, filed on January 15, 1996 (File No. 0-12867)
        (9) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Registration Statement on Form S-4, originally filed on October 11, 1996 (File No. 333-13993)
        (10) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 13, 1997 (File No. 0-12867)
        (11) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Registration Statement on Form S-4, filed on March 17, 1997 (File No. 333-23465)
        (12) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q, filed on April 11, 1997 (File No. 0-12867)
        (13) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q, filed on October 14, 1997 (File No. 0-12867)

             (b)  Reports on Form 8-K

                  None






                                Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      3Com Corporation
                                      (Registrant)



Dated: January 8, 1999           By:  /s/ Christopher B. Paisley
      -----------------               --------------------------
                                      Christopher B. Paisley
                                      Senior Vice President, Finance
                                      and Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)