Form 10-Q
period 1999-02-26
3COM CORP
filed 1999-04-08
CIK 738076

______________________________________________________________________

                               United States
                    Securities and Exchange Commission
                          Washington, D.C.  20549



                                 FORM 10-Q



      Quarterly report pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934


For the Quarterly Period Ended February 26, 1999   Commission File No. 0-12867

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

                   Yes ....XX....          No ...........

As of March 26, 1999, 361,875,595 shares of the Registrant's Common Stock were outstanding.

______________________________________________________________________


                             3Com Corporation

                             Table of Contents



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

            Condensed Consolidated Statements of Operations
            Three and Nine Months Ended February 26, 1999 and March 1, 1998

            Condensed Consolidated Balance Sheets
            February 26, 1999 and May 31, 1998

            Condensed Consolidated Statements of Cash Flows
            Nine Months Ended February 26, 1999 and March 1, 1998

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

Item 3.   Defaults Upon Senior Securities and Use of Proceeds

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


Signatures


3Com, AccessBuilder, CoreBuilder, Graffiti and U.S. Robotics are registered trademarks of 3Com Corporation or its subsidiaries. Palm and x2 are trademarks of 3Com Corporation or its subsidiaries.






                      PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements

                              3Com Corporation
              Condensed Consolidated Statements of Operations
                   (In thousands, except per share data)
                                 (Unaudited)

                             Three Months Ended         Nine Months Ended
                           -----------------------   -----------------------
                           February 26,   March 1,   February 26,   March 1,
                               1999        1998        1999         1998
                               ----        ----        ----         ----

Sales                      $1,410,529   $1,250,191   $4,356,577   $4,044,896

Cost of sales                 743,019      707,188    2,336,297    2,183,961
                           ----------   ----------   ----------   ----------

Gross margin                  667,510      543,003    2,020,280    1,860,935
                           ----------   ----------   ----------   ----------

Operating expenses:
  Sales and marketing         324,711      315,174      949,982      955,886
  Research and development    162,114      144,237      468,706      432,013
  General and administrative   69,157       67,775      193,151      201,905
  Purchased in-process
    technology                  7,115           -         7,115           -
  Merger-related charges
    (credits)and other         (7,315)      (9,926)     (16,895)     258,632
                           ----------   ----------   ----------   ----------
      Total operating
        expenses              555,782      517,260    1,602,059    1,848,436
                           ----------   ----------   ----------   ----------

Operating income              111,728       25,743      418,221       12,499
Interest and other income
  (expense), net               18,100       (4,423)      40,019        6,175
                           ----------   ----------   ----------   ----------

Income before income taxes    129,828       21,320      458,240       18,674
Income tax provision           40,247        7,462      142,055       52,028
Equity interest in loss of
  consolidated joint venture     (156)          -          (156)          -
                           ----------   ----------   ----------   ----------

Net income (loss)          $   89,737   $   13,858   $  316,341   $  (33,354)
                           ==========   ==========   ==========   ==========

Net income (loss) per share:
  Basic                    $     0.25   $     0.04   $     0.88   $    (0.10)
  Diluted                  $     0.24   $     0.04   $     0.86   $    (0.10)

Shares used in computing
  per share amounts:
  Basic                       361,766      354,766      359,534      349,028
  Diluted                     374,699      366,116      369,777      349,028



See Notes to Condensed Consolidated Financial Statements.






                              3Com Corporation
                   Condensed Consolidated Balance Sheets
                     (In thousands, except par value)


                                                     February 26,    May 31,
                                                         1999         1998
                                                         ----         ----
                                                     (Unaudited)
ASSETS
Current assets:
  Cash and equivalents                               $  981,520   $  528,981
  Short-term investments                                742,726      547,097
  Accounts receivable, net                              981,017      849,640
  Inventories, net                                      409,216      644,771
  Deferred income taxes                                 368,738      430,182
  Other                                                  99,420      134,001
                                                     ----------   ----------
    Total current assets                              3,582,637    3,134,672

Property and equipment, net                             837,316      858,779
Other long-term assets                                  144,412       87,069
                                                     ----------   ----------

    Total assets                                     $4,564,365   $4,080,520
                                                     ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $  366,009   $  332,992
  Accrued liabilities and other                         670,462      673,311
  Income taxes payable                                  171,645      177,612
                                                     ----------   ----------
    Total current liabilities                         1,208,116    1,183,915

Long-term debt                                           30,442       35,878
Deferred income taxes and other long-term obligations    59,515       53,232

Equity interest in consolidated joint venture             5,093           -

Stockholders' equity:
  Common stock, $.01 par value, 990,000 shares
    authorized; shares issued:  February 26, 1999,
    365,838; May 31, 1998, 358,870                    1,934,004    1,730,676
  Unamortized restricted stock grants                    (5,185)      (4,157)
  Retained earnings                                   1,334,322    1,079,775
  Unrealized gain (loss) on investments, net               (946)         827
  Accumulated translation adjustments                      (996)         374
                                                     ----------   ----------
    Total stockholders' equity                        3,261,199    2,807,495
                                                     ----------   ----------

    Total liabilities and stockholders' equity       $4,564,365   $4,080,520
                                                     ==========   ==========


See Notes to Condensed Consolidated Financial Statements.






                              3Com Corporation
               Condensed Consolidated Statements of Cash Flows
                               (In thousands)
                                 (Unaudited)

                                                        Nine Months Ended
                                                     ----------------------
                                                     February 26,  March 1,
                                                         1999        1998
                                                         ----        ----

Cash flows from operating activities:
  Net income (loss)                                  $  316,341   $  (33,354)
  Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
    Depreciation and amortization                       201,359      198,112
    Deferred income taxes                                62,155      (25,750)
    Adjustment to conform fiscal year of
      pooled entity-U.S. Robotics                            -        15,052
    Purchased in-process technology                       7,115           -
    Merger-related charges (credits) and other          (16,895)     258,632
    Equity interest in loss of consolidated
      joint venture                                        (156)          -
    Changes in assets and liabilities,
        net of effects of acquisitions:
      Accounts receivable                              (128,483)     107,125
      Inventories                                       231,846     (318,320)
      Other current assets                               30,040      (70,673)
      Accounts payable                                   30,192       97,976
      Accrued liabilities and other                       7,258      112,221
      Income taxes payable                               71,534       28,342
                                                     ----------   ----------

Net cash provided by operating activities               812,306      369,363
                                                     ----------   ----------

Cash flows from investing activities:
  Purchase of short-term investments                   (419,336)    (276,556)
  Proceeds from short-term investments                  216,422      295,735
  Purchase of property and equipment                   (186,542)    (324,426)
  Proceeds from sale of property and equipment           29,347           -
  Businesses acquired in purchase transactions,
    net of cash acquired                                (39,213)          -
  Other, net                                            (16,594)     (19,476)
                                                     ----------   ----------

Net cash used for investing activities                 (415,916)    (324,723)
                                                     ----------   ----------

Cash flows from financing activities:
  Issuance of common stock                              189,923      241,401
  Repurchase of common stock                           (130,398)          -
  Repayments of short-term debt, notes payable
    and capital lease obligations                            -      (168,066)
  Repayments of long-term borrowings                    (12,000)    (122,880)
  Net proceeds from issuance of debt                      7,723       33,300
  Other, net                                                901        6,396
                                                     ----------   ----------
Net cash provided by (used for) financing activities     56,149       (9,849)
                                                     ----------   ----------

Increase in cash and equivalents                        452,539       34,791
Cash and equivalents, beginning of period               528,981      351,237
                                                     ----------   ----------
Cash and equivalents, end of period                  $  981,520   $  386,028
                                                     ==========   ==========


See Notes to Condensed Consolidated Financial Statements.






                              3Com Corporation
             Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)


1.	Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by 3Com Corporation (the Company) and include the accounts of the Company and its wholly-owned and consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the Company's financial position as of February 26, 1999, and the results of operations for the three and nine months ended February 26, 1999 and March 1, 1998 and cash flows for the nine months ended February 26, 1999 and March 1, 1998.

On June 1, 1998, the Company adopted a 52-53 week fiscal year ending on the Friday nearest to May 31, which for fiscal 1999 will be May 28, 1999. Previously, the Company operated on a 52-53 week fiscal year ending on the Sunday nearest to May 31. This change did not have a significant effect on the Company's condensed consolidated financial statements for the three and nine months ended February 26, 1999 as compared to the three and nine months ended March 1, 1998. The results of operations for the three and nine months ended February 26, 1999 may not necessarily be indicative of the results to be expected for the fiscal year ending May 28, 1999. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.


2.      Merger-Related Charges (Credits) and Other

On June 12, 1997, the Company completed a merger with U.S. Robotics Corporation (U.S. Robotics), which was accounted for as a pooling-of-interests. Through February 26, 1999, the Company has recorded aggregate merger-related charges of $244.4 million, which included approximately $200.6 million of integration expenses and $43.8 million of direct transaction costs (consisting primarily of investment banking and other professional fees). Integration expenses included:

- $39.5 million related to the closure and elimination of owned and leased facilities, primarily duplicate corporate headquarters, distribution sites and sales offices;
- $58.4 million for severance and outplacement costs related to the merger, including amounts related to termination benefits associated with employment agreements. Employee groups impacted by the merger included personnel involved in duplicate corporate services, manufacturing and logistics, product organizations and sales;
- $37.9 million associated with certain long-term assets, primarily including duplicate finance, manufacturing, human resource and other management information systems, and capitalized purchased research and development costs related to a discontinued product; and
- $64.8 million primarily associated with the elimination and phase-out of duplicate wide area networking products (i.e., 3Com's AccessBuilder(Registered Trademark) 2000, 4000, 5000 and
  8000 products and U.S. Robotics(Registered Trademark) TOTALswitch,
  ATM switch, LANLinker and related small office, home office products), and the discontinuance of U.S. Robotics' telephony products. The charge primarily included inventory write-offs, costs related to return of discontinued products, and noncancelable purchase commitments.

During the third quarter of fiscal 1999, the Company recorded adjustments to previously recorded merger and restructuring charges, which totaled a net credit of $7.3 million. This net amount reflects a $7.6 million reduction in the estimated costs for duplicate facilities, a $2.4 million gain on the sale of excess real estate realized in the third quarter, a $2.1 million charge reflecting a change in the estimated net realizable value of a closed manufacturing plant in Chicago, and a charge of $0.6 million for costs associated with employment agreements.

The remaining U.S. Robotics merger-related accrual at February 26, 1999 was approximately $13.0 million. Remaining cash expenditures relating to the U.S. Robotics merger charge are estimated to be approximately $4.0 million.


3.      Business Combinations and Joint Venture

During the third quarter of fiscal 1999, the Company completed the following transactions:

- Acquired certain assets of ICS Networking, Inc. (ICS), a wholly-owned subsidiary of Integrated Circuit Systems, Inc. The Company purchased customer-owned tooling (COT) technology and other intellectual property for approximately $16.1 million in cash. Approximately $5.0 million of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to the Company's operations in the third quarter of fiscal 1999.
- Acquired Smartcode Technologie (Smartcode), a provider of wireless data communications and Internet access software technology, based in France. The transaction, valued at $17.4 million, included cash for all outstanding shares and was accounted for as a purchase. Approximately $2.1 million of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to the Company's operations in the third quarter of fiscal 1999.
- Entered into a joint venture agreement with a Taiwanese networking company. The Company contributed approximately $5.3 million in cash for a 44 percent interest in the joint venture. Under the terms of the joint venture agreement, the Company has certain rights to increase its ownership of the joint venture. The financial statements of the joint venture have been consolidated since the date of the investment.

During the second quarter of fiscal 1999, the Company acquired EuPhonics, Inc. (EuPhonics), a developer of DSP-based audio software that drives integrated circuits, sound cards, consumer electronics, and other hardware. The transaction, valued at $8.3 million and accounted for as a purchase, included cash for all outstanding shares and the exchange of EuPhonics stock options for 3Com stock options. The charge for purchased in-process technology associated with the acquisition was not material, and was included in research and development expenses in the second quarter of fiscal 1999.


4.	Comprehensive Income (Loss)

On June 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in net assets during the period from non-owner sources. The reconciliation of net income (loss) to comprehensive income (loss) is as follows (in thousands):

                             Three Months Ended         Nine Months Ended
                           -----------------------   -----------------------
                           February 26,   March 1,   February 26,   March 1,
                              1999         1998         1999         1998
                              ----         ----         ----         ----

Net income (loss)          $   89,737   $   13,858   $  316,341   $  (33,354)
Other comprehensive gain
  (loss):
Unrealized gain (loss) on
  investments, net             (2,656)       1,009       (1,773)        (775)
Accumulated translation
  adjustments                     923        1,497       (1,370)       2,291
                           ----------   ----------   ----------   ----------
Total comprehensive income
  (loss)                   $   88,004   $   16,364   $  313,198   $  (31,838)
                           ==========   ==========   ==========   ==========


5.	Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

                             Three Months Ended         Nine Months Ended
                           -----------------------   -----------------------
                           February 26,   March 1,   February 26,   March 1,
                              1999         1998         1999         1998
                              ----         ----         ----         ----

Net income (loss)          $   89,737   $   13,858   $  316,341   $  (33,354)
                           ==========   ==========   ==========   ==========
Weighted average shares-
  Basic                       361,766      354,766      359,534      349,028
Effect of dilutive securities:
  Employee stock options       12,732       11,157       10,041           -
  Restricted stock                201          193          202           -
Weighted average shares-
  Diluted                     374,699      366,116      369,777      349,028
                           ==========   ==========   ==========   ==========

Net income (loss) per
  share-Basic              $     0.25   $     0.04   $     0.88   $    (0.10)
Net income (loss) per
  share-Diluted            $     0.24   $     0.04   $     0.86   $    (0.10)

Dilutive securities are excluded from the calculation of diluted earnings per share, as they were antidilutive for the nine months ended March 1, 1998.


6.	Inventories

Inventories, net consisted of (in thousands):

                                                     February 26,   May 31,
                                                        1999         1998
                                                        ----         ----
Finished goods                                       $  272,208   $  457,726
Work-in-process                                          52,104       51,510
Raw materials                                            84,904      135,535
                                                     ----------   ----------
    Total                                            $  409,216   $  644,771
                                                     ==========   ==========

7.      Subsequent Events

During the third quarter of fiscal 1999, the Company announced a definitive agreement to acquire NBX Corporation
(NBX), a developer of network-based telephony systems that integrate voice and data communications over small business LANs and WANs. The transaction was completed on March 5, 1999 and was valued at approximately $90 million in cash and assumed stock options. The acquisition will be accounted for as a purchase in the Company's fiscal fourth quarter results.

In the fourth quarter of fiscal 1999, the Board of Directors authorized the repurchase of up to 10 million shares of the Company's common stock. Such purchases will be made in the open market from time to time.


8.	Litigation

The Company is a party to lawsuits in the normal course of its business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. The Company believes that it has defenses in each of the cases set forth below and is vigorously contesting each of these matters. An unfavorable resolution of one or more of the following lawsuits could have a material adverse affect on the business, results of operations or financial condition of the Company.

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

On February 10, 1998, a putative securities class action, captioned Euredjian v. 3Com Corporation, et al., Civil Action No. C-98-00508CRB (Euredjian), was filed against 3Com and several of its present and former officers and directors in United States District Court for the Northern District of California asserting the same class period and factual allegations as the Hirsch and Kravitz actions. The complaint alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages. On March 1, 1999, the Court dismissed the complaint. The Court granted leave for plaintiffs to file an amended complaint.

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

In October 1998, a putative securities class action lawsuit, captioned Adler v. 3Com Corporation, et al., Civil Action No. CV777368 (Adler), was filed against the Company and certain of its officers and directors in the California Superior Court, Santa Clara County, asserting the same class period and factual allegations as the Reiver action. The complaint alleges violations of Sections 25400 and 25500 of the California Corporations Code and seeks unspecified damages. The Company plans to file a motion to dismiss this action.

In January 1998, two purported shareholder complaints relating to the Company's June 1997 merger with U.S. Robotics, captioned Stanley Grossman v. 3Com Corporation, et al., Civil Action No. CV771335, and Jason v. 3Com Corporation, et al., Civil Action No. CV771713, were filed in California Superior Court, Santa Clara County. The actions allege that 3Com, several of its officers and directors, and several former U.S. Robotics officers violated Sections 11 and 15 of the Securities Act of 1933 by making alleged misrepresentations and omissions in a May 8, 1997 registration statement. The complaints seek damages in an unspecified amount on behalf of a purported class of persons who received the Company's stock during the merger pursuant to the registration statement. On September 25, 1998, the Delaware Chancery Court issued an injunction preventing plaintiffs from proceeding with these actions, finding that plaintiffs' claims are barred by a settlement in a prior action. On March 15, 1999, the Delaware Chancery Court issued an order denying a motion by plaintiffs to set aside the settlement in the prior action.

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

In October 1998, two shareholder derivative actions purportedly on behalf of the Company, captioned Shaev v. Barksdale, et al., Civil Action No. 16721-NC, and Blum v. Barksdale, et al., Civil Action No. 16733-NC, were filed in Delaware Chancery Court. The complaints allege that the Company's directors breached their fiduciary duties to the Company through the issuance of and disclosures concerning stock options. The Company is named solely as a nominal defendant, against whom the plaintiffs seek no recovery. The Company and the individual defendants have filed a motion to dismiss these actions.

Intellectual Property Litigation
On April 28, 1997, Xerox Corporation filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the United States District Court for the Western District of New York. The case is now entitled: Xerox Corporation v. U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc. and 3Com Corporation, Civil Action No. 97-CV-6182T. The complaint alleges willful infringement of a United States patent relating to computerized interpretation of handwriting. The complaint further prays for unspecified damages and injunctive relief.
Xerox has asserted that Graffiti(Registered Trademark) software and certain products of Palm Computing, Inc. infringe the patent.

Consumer Litigation
A putative consumer class action pending against the Company and U.S. Robotics in the California Superior Court, Marin County, Bendall, et al. v. U.S. Robotics Corporation, et al., Civil
Action No. 170441, arising out of the purchase of x2(Trademark) products and products upgradeable to x2 technology, was coordinated with a previously filed individual action in the California Superior Court, San Francisco County, Intervention Inc. v. U.S. Robotics Corporation, Civil Action No. 984352. The coordinated proceeding (Case number CV769903) is pending in the California Superior
Court, Santa Clara County. Two putative consumer class action lawsuits pending against the Company and U.S. Robotics in Cook County, Illinois arising out of the same facts as those alleged in the California cases are stayed, Lippman, et al. v. 3Com, Civil Action No. 97 CH 09773, and Michaels, et al. v. U.S.
Robotics Access Corporation, et al., Civil Action No. 97 CH 14417.
A class has not been certified, and discovery is under way.


9.	Effects of Recent Accounting Pronouncements

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
        Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in the Company's condensed consolidated statements of operations:

                                Three months ended      Nine months ended
                              ----------------------  ----------------------
                              February 26,  March 1,  February 26,  March 1,
                                  1999       1998         1999       1998
                                  ----       ----         ----       ----

Sales                            100.0 %    100.0 %      100.0 %    100.0 %
Cost of sales                     52.7       56.6         53.6       54.0
                                 -----      -----        -----      -----
Gross margin                      47.3       43.4         46.4       46.0
Operating expenses:
  Sales and marketing             23.0       25.2         21.8       23.6
  Research and development        11.5       11.5         10.8       10.7
  General and administrative       4.9        5.4          4.4        5.0
  Non-recurring charges (credits):
  Purchased in-process
      technology                   0.5         -           0.2         -
    Merger-related charges
      (credits) and other         (0.5)      (0.8)        (0.4)       6.4
                                 -----      -----        -----      -----
    Total operating
      expenses                    39.4       41.3         36.8       45.7
                                 -----      -----        -----      -----
Operating income                   7.9        2.1          9.6        0.3
Interest and other income
  (expense), net                   1.3       (0.4)         0.9        0.2
                                 -----      -----        -----      -----
Income before income taxes         9.2        1.7         10.5        0.5
Income tax provision               2.8        0.6          3.2        1.3
Equity interest in loss of
  consolidated joint venture        -          -            -          -
                                 -----      -----        -----      -----
Net income (loss)                  6.4 %      1.1 %        7.3 %     (0.8)%
                                 =====      =====        =====      =====

Excluding non-recurring charges (credits):
  Total operating expenses        39.4 %     42.1 %       37.0 %     39.3 %
  Operating income                 7.9 %      1.3 %        9.4 %      6.7 %
  Net income                       6.4 %      0.6 %        7.1 %      4.5 %


Sales
-----
Sales in the third quarter of fiscal 1999 totaled $1.4 billion, an increase of $160.3 million or 13 percent from the corresponding quarter a year ago and a decrease of $130.0 million or eight percent from the second quarter of fiscal 1999. Sales in the first nine months of fiscal 1999 totaled $4.4 billion, an increase of $311.7 million or eight percent compared to the first nine months of fiscal 1998.

Client Access. Sales of client access products (e.g., desktop network interface cards (NICs), desktop modems, mobile personal computer (PC) cards and a pro-rata allocation of handheld computer products) in the third quarter of fiscal 1999 increased one percent from the same quarter a year ago and decreased 11 percent from the second quarter of fiscal 1999. Sequentially lower sales of client access products were primarily due to lower sales of mobile PC Cards, desktop modems, and 10 megabits per second (Mbps) Ethernet NICs. Sales of client access products in the third quarter of fiscal 1999 represented 50 percent of total sales, compared to 52 percent in the second quarter of fiscal 1999 and 56 percent in the third quarter of fiscal 1998.

Sales of client access products in the first nine months of fiscal 1999 increased two percent compared to the first nine months of fiscal 1998. Sales of client access products in the first nine months of fiscal 1999 represented 51 percent of total sales compared to 54 percent in the first nine months of fiscal 1998. Excluding sales of handheld computer products, sales for client access products declined three percent in the first nine months of fiscal 1999 when compared to the first nine months of fiscal 1998.

Systems. Sales of network systems products (e.g., switches, hubs, remote access concentrators, routers and a pro-rata allocation of handheld computer products) in the third quarter of fiscal 1999 increased 28 percent compared to the same quarter a year ago and decreased five percent compared to the second quarter of fiscal 1999. Sequentially lower sales of systems products were primarily due to lower sales of hubs and switches to enterprise customers, whereas carrier system product sales increased. Sales of network systems products in the third quarter of fiscal 1999 represented 50 percent of total sales, compared to 48 percent in the second quarter of fiscal 1999 and 44 percent in the third quarter of fiscal 1998.

Sales of network systems products in the first nine months of fiscal 1999 increased 15 percent compared to the first nine months of fiscal 1998. Sales of network systems products in the first nine months of fiscal 1999 represented 49 percent of total sales compared to 46 percent in the first nine months of fiscal 1998. Excluding sales of handheld computer products, sales of network systems products increased nine percent in the first nine months of fiscal 1999 when compared to the first nine months of fiscal 1998.

Geographic. International sales represented 52 percent of total sales for the third quarter of fiscal 1999 and increased 28 percent over the same period a year ago and five percent sequentially. U.S. sales were flat compared to the same period a year ago and decreased 20 percent sequentially.

Sales in the U.S. represented 53 percent of total sales for the first nine months of fiscal 1999. U.S. sales increased three percent when compared to the first nine months of fiscal 1998. International sales increased 13 percent when compared to the first nine months of fiscal 1998.

The Company believes sales for the third quarter and the first nine months of fiscal 1999 were affected by the following factors:

Seasonality. The Company's sales are subject to seasonality, reflecting spending patterns in different geographies and customer segments. Sales in the third quarter, which consists of the winter months of December, January and February, decreased eight percent compared to the second fiscal quarter, due in part to the impact of seasonally slower sales from consumer-related products. Historically, sales in the first quarter, which includes the summer months of June, July and August, have exhibited little or no sequential growth, in part due to slower sales in the European region. The second quarter of the fiscal year has historically been the strongest sales quarter, due in part to seasonal strength in international regions and holiday spending patterns. Third quarter sales have historically been either sequentially lower, or only slightly up as compared to sales from the prior quarter. In the third quarter of fiscal 1999, sales were down eight percent sequentially, a more pronounced seasonal pattern due in part to the increasing mix of consumer-related products, such as handheld computers and modems, which tend to have strong growth in the second quarter and decline sequentially in the third quarter. The fourth quarter of the fiscal year has typically been a growth quarter for 3Com. However, given the fiscal third quarter results and the current market environment, the Company expects sequential sales growth for the fourth quarter of fiscal 1999 to be modest.

End-User Demand and Distribution Partners. Beyond traditional winter seasonality, third quarter sales were impacted by other factors. The Company believes that a slowdown in end-user demand for networking products within the enterprise market, particularly in the Americas region, negatively impacted the Company's sales. In addition, several of the Company's large distributors reported disappointing earnings, primarily related to weaker than expected sales of PC-related products. The Company believes that distributors' weakness in PC-related sales negatively impacted sales of networking products as well.

Industry Growth Rates. The networking industry continues to grow, but at a slower pace than in previous years. Industry reports indicate that the networking industry worldwide grew by less than 20 percent during 1997 and less than 15 percent during 1998. A recent market analyst research report states that the networking industry growth rate will continue to decline as the industry matures and as companies faced with the costs associated with Year 2000 issues delay network equipment purchases.

Global Economic Trends. Historically, the Asia Pacific and Latin American regions have been high growth regions for the networking industry and the Company. During the first quarter of fiscal 1999, the Asia Pacific and Latin American regions experienced a weakening of their local currencies and turmoil in their financial markets and institutions. In the second quarter of fiscal 1999, sales in the Latin American and Asia Pacific regions improved sequentially. In the third quarter of fiscal 1999, sales in the Asia Pacific region increased 16 percent sequentially, while sales in the Latin American region declined 37 percent sequentially and 25 percent when compared to the third quarter of the prior year. Sales in the Asia Pacific and Latin American regions decreased three percent and seven percent, respectively during the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998.

Gross Margin
------------
Gross margin as a percentage of sales was 47.3 percent in the third quarter of fiscal 1999, compared to 43.4 percent in the third quarter of fiscal 1998 and 46.9 percent in the second quarter of fiscal 1999. The gross margin increase from the same quarter a year ago is primarily due to an increased mix of higher margin products, specifically workgroup switches and remote access equipment; a more stable pricing environment, particularly for desktop modems and workgroup switches; and cost reductions on NICs. The gross margin improvement from the second quarter of fiscal 1999 was due to favorable product mix and improved inventory management, including lower requirements for warranty and excess and obsolete inventory provisions. Gross margin as a percentage of sales was 46.4 percent in the first nine months of fiscal 1999, compared to 46.0 percent in the first nine months of fiscal 1998.

Operating Expenses
------------------
Operating expenses in the third quarter of fiscal 1999 were $555.8 million, or 39.4 percent of sales, compared to $517.3 million, or 41.3 percent of sales in the third quarter of fiscal 1998 and $544.7 million, or 35.3 percent of sales in the second quarter of fiscal 1999. Excluding the net pre-tax charge for purchased in-process technology and the net pre-tax merger-related charges (credits) and other, operating expenses for the third quarter of fiscal 1999 were $556.0 million, or 39.4 percent of sales, compared to $527.2 million, or 42.1 percent of sales in the third quarter of fiscal 1998 and $544.0 million, or 35.3 percent of sales for the second quarter of fiscal 1999.

Operating expenses for the first nine months of fiscal 1999 were $1.6 billion, or 36.8 percent of sales, compared to $1.8 billion, or 45.7 percent in the first nine months of fiscal 1998. Excluding the net pre-tax charge for purchased in-process technology and the net pre-tax merger-related charges (credits) and other, operating expenses for the first nine months of fiscal 1999 were $1.6 billion, or 37.0 percent of sales compared to $1.6 billion, or 39.3 percent of sales for the first nine months of fiscal 1998.

The Company expects operating expenses to increase in the fourth quarter of fiscal 1999 due largely to the incremental employee and asset costs associated with the March 1999 acquisition of NBX Corporation as well as the February 1999 acquisitions of Smartcode Technologie and certain assets of ICS Networking, Inc.

Sales and Marketing. Sales and marketing expenses in the third quarter of fiscal 1999 increased $9.5 million or three percent from the same quarter a year ago, but decreased to 23.0 percent of sales in the third quarter of fiscal 1999, compared to 25.2 percent in the third quarter of fiscal 1998. The decrease as a percentage of sales reflected the Company's growth of expenses at a slower rate than sales. Sales and marketing expenses in the third quarter of fiscal
1999 increased $3.0 million or one percent from the second quarter of fiscal 1999 and increased as a percentage of sales to 23.0 percent in the third quarter of fiscal 1999, compared to 20.9 percent in the second quarter of fiscal 1999. The increase as a percentage of sales was primarily the result of reduced sales in the third quarter. In addition, the Company increased advertising and marketing program spending, particularly for consumer products. Sales and marketing expenses for the first nine months of fiscal 1999 decreased $5.9 million, or one percent compared to the first nine months of fiscal 1998, and decreased as a percentage of sales to 21.8 percent for the first nine months of fiscal 1999 compared to 23.6 percent for the first nine months of fiscal 1998.

Research and Development. Research and development expenses in the third quarter of fiscal 1999 increased $17.9 million or 12 percent from the year-ago period, and remained flat as a percentage of sales. The increase in absolute dollars was mainly a result of increased spending on client access and handheld computer products. Research and development expenses increased $4.4 million, or three percent when compared to the second quarter of fiscal 1999 and increased to 11.5 percent of sales in the third quarter of fiscal 1999 from 10.2 percent of sales in the second quarter of fiscal 1999. The increase as a percentage of sales was primarily the result of reduced sales in the third quarter. Research and development expenses for the first nine months of fiscal 1999 increased $36.7 million compared to the first nine months of fiscal 1998, but as a percentage of sales, remained relatively flat.

General and Administrative. General and administrative expenses in the third quarter of fiscal 1999 increased $1.4 million or two percent from the same quarter a year ago, but decreased to 4.9 percent of sales in the third quarter of fiscal 1999, compared to 5.4 percent in the third quarter of fiscal 1998. The decrease as a percentage of sales reflected the growth of expenses at a slower rate than sales. General and administrative expenses increased $4.6 million or seven percent from the second quarter of fiscal 1999, and increased as a percentage of sales to 4.9 percent in the third quarter of fiscal 1999, compared to 4.2 percent in the second quarter of fiscal 1999. The increase as a percentage of sales resulted primarily from reduced sales in the third quarter. In addition, the Company increased the allowance for doubtful accounts due to economic instability in Asia and Latin America. General and administrative expenses for the first nine months of fiscal 1999 decreased $8.8 million, or four percent compared to the first nine months of fiscal 1998, and decreased as a percentage of sales to 4.4 percent for the first nine months of fiscal 1999 compared to 5.0 percent for the first nine months of fiscal 1998.

Purchased In-Process Technology. In the third quarter of fiscal 1999, the Company recorded a charge for purchased in-process technology of approximately $7.1 million associated with the acquisitions of Smartcode Technologie and certain assets of ICS Networking, Inc.

Merger-Related Charges (Credits) and Other. During the third quarter of fiscal 1999, the Company recorded adjustments to previously recorded merger and restructuring charges, which totaled a net pre-tax credit of approximately $7.3 million. This net amount reflects a $7.6 million reduction in the estimated costs for duplicate facilities, a $2.4 million gain on the sale of excess real estate realized in the third quarter, a $2.1 million charge reflecting a change in the estimated net realizable value of a closed manufacturing plant in Chicago, and an incremental $0.6 million of costs associated with employment contracts. During the third quarter of fiscal 1998, the Company recorded a net pre-tax credit of $9.9 million which included reductions in the estimates for remaining charges associated with duplicate facilities and information systems, partially offset by costs incurred for a product swap-out program associated with certain discontinued products. During the second quarter of fiscal 1999, the Company recorded a net pre-tax charge of approximately $0.6 million, which represented $4.8 million of expenses recognized due to revisions in the estimated sales prices for duplicate facilities reflecting current market conditions, and a $4.2 million gain on the sale of land.

Interest and Other Income (Expense), Net
----------------------------------------
Interest and other income (expense), net in the third quarter of fiscal 1999 increased $22.5 million compared to the third quarter of fiscal 1998 primarily due to improved foreign currency results, increased interest income due to higher cash and investment balances, and reduced interest expense. In the third quarter of fiscal
1998, the Company had approximately $8.5 million of foreign currency losses, primarily related to Korean operations, where foreign exchange hedges were not available, or were available only to a limited extent. In addition, in the third quarter of fiscal 1998, the Company recorded a charge of approximately $4.7 million related to an early call premium and write-off of unamortized issuance fees associated with the redemption of convertible notes. Interest and other income (expense), net in the third quarter of fiscal 1999 increased $5.8 million compared to thesecond quarter of fiscal 1999 primarily due to improved foreign currency results and increased interest income as a result of higher cash and investment balances. Interest and other income (expense), net increased $33.8 million in the first nine months of fiscal 1999compared to the first nine months of fiscal 1998.

The majority of the Company's sales are denominated in U.S. Dollars. Where available, the Company enters into foreign exchange forward contracts to hedge significant balance sheet exposures and intercompany balances against future movements in foreign exchange rates.

Income Tax Provision
--------------------
The Company's effective income tax rate was 31.0 percent in the third quarter of fiscal 1999 compared to 35.0 percent in the third quarter of fiscal 1998 and 30.3 percent in the second quarter of fiscal 1999. The decrease in the tax rate from the third quarter of fiscal 1998 relates to increased offshore manufacturing in countries with tax rates significantly below the U.S. statutory rate. The increase in the tax rate from the second quarter of fiscal 1999 was due to the cumulative benefit of the Tax and Trade Relief Extension Act of 1998, which retroactively extended the research and development tax credit to the beginning of the Company's fiscal year.

The effective tax rate for the first nine months of fiscal 1999 was
31.0 percent. The Company recorded a tax provision of $142.1 million for the first nine months of fiscal 1999 compared to $52.0 million for the first nine months of fiscal 1998. The provision in the first nine months of 1998 reflected the non-deductibility of certain merger costs. Excluding these costs, the pro forma effective income tax rate was 35.0 percent for the first nine months of fiscal 1998.

Equity Interest in Loss of Consolidated Joint Venture
-----------------------------------------------------
Equity interest in loss of consolidated joint venture was $0.2 million for the third quarter of fiscal 1999. This amount represents the pro-rata share of the joint venture's loss allocated to the other investors for the period between the date of investment and the end of the Company's third fiscal quarter of 1999. The Company entered into this joint venture in the third quarter of fiscal 1999. See Note 3 of Notes to Condensed Consolidated Financial Statements, "Business Combinations and Joint Venture."

Net Income (Loss) and Net Income (Loss) Per Share
-------------------------------------------------
Net income for the third quarter of fiscal 1999 was $89.7 million, or $0.24 per share, compared to net income of $13.9 million, or $0.04 per share, for the third quarter of fiscal 1998, and net income of $132.9 million, or $0.36 per share, for the second quarter of fiscal 1999. Excluding the net pre-tax charge for purchased in-process technology and the net pre-tax merger-related charges (credits) and other, net income was $89.6 million, or $0.24 per share, for the third quarter of fiscal 1999 compared to $7.4 million, or $0.02 per share, for the third quarter of fiscal 1998 and $133.4 million, or $0.36 per share, for the second quarter of fiscal 1999.

Net income for the first nine months of fiscal 1999 was $316.3 million, or $0.86 per share, compared to a net loss of $33.4 million, or $0.10 per share, for the first nine months of fiscal 1998. Excluding the net pre-tax charge for purchased in-process technology and the net pre-tax merger-related charges (credits) and other, net income was $309.7 million, or $0.84 per share, for the first nine months of fiscal 1999 compared to $180.2 million, or $0.49 per share, for the first nine months of fiscal 1998.


Business Environment and Industry Trends

The forward-looking statements of 3Com Corporation (including those in this report on Form 10-Q concerning fourth quarter of fiscal 1999 growth, pricing, and growth of emerging markets) are subject to risks and uncertainties. Some of the factors that could cause future results to materially differ from the Company's recent results or those projected in the forward-looking statements include, but are not limited to, the factors set forth below.

Industry Growth Rates. The Company's success is dependent, in part, on the overall growth rate of the networking industry. In 1997 and 1998, industry growth was below historical rates. Industry reports indicate that the networking industry worldwide grew by less than 20 percent during 1997 and less than 15 percent during 1998. A recent market analyst research report states that the networking industry growth rate will continue to decline as the industry matures and as companies faced with the costs associated with Year 2000 issues delay network equipment purchases. For example, in the third quarter of fiscal 1999, the Company believes that a slowdown in end-user demand for networking products in the enterprise market, particularly in the Americas region, negatively impacted the Company's sales.

The Company's success is also impacted by the growth of related industries such as the personal computer (PC) market. During the third quarter of fiscal 1999, several of the Company's large distributors reported disappointing earnings, primarily related to weaker than expected sales of PC-related products. The Company believes that distributors' weakness in PC-related sales negatively impacted sales of networking products as well. The Company's business, operating results or financial condition may be adversely affected by any further decrease in growth rates of networking or related industries. In addition, there can be no assurance that the Company's results in any particular period will be consistent with the future growth rate of the industry.

Industry Consolidation. The networking industry continues to experience significant consolidation, both among networking companies and between networking and telecommunications equipment providers. For example, from January 1998 through March 1999:

- 3Com acquired Lanworks Technologies, Inc., EuPhonics, Inc.,
  Smartcode Technologie, NBX Corporation and certain assets of ICS Networking, Inc.;
- Lucent Technologies acquired ten companies, and announced plans to acquire Ascend Communications;
- Cisco Systems acquired ten companies;
- Nortel Networks acquired four companies, including Bay Networks;
- Alcatel announced plans to acquire Xylan;
- Siemens A.G. announced plans to acquire Argon Networks,
  Castle Networks, and Redstone Communications.

Consolidation is also occurring between networking companies and networking components suppliers. Examples of this trend include the Company's acquisition of certain assets of ICS Networking, Inc. and Intel's planned acquisition of Level One Communications, Inc.
Future business combinations in the networking industry may result in companies with greater resources and stronger competitive positions and products than the Company's. Continued industry consolidation may have a material adverse effect on the Company's operating results or financial condition.

Changes in the Distribution Channels. Like many suppliers of computer and computer communications equipment, the Company distributes its products primarily through a two-tier distribution channel. The first tier includes large distributors that aggregate products from suppliers and distribute those products to the second tier, which is a broader group of distributors and value-added resellers that sell networking products directly to end-users. In recent months, several large first-tier distributors have experienced financial pressure, which the Company believes reflects new or heightened competition from non-traditional competitors, including Internet-based suppliers and PC manufacturers that distribute directly to end-users. With the emergence of new channels, there can be no assurance that large distributors will be able to generate sales of networking products at historic levels. Changes in the pattern of distribution of networking products could have a material adverse affect on 3Com's sales.

Shift to PC Original Equipment Manufacturer Distribution.
Distribution of PC-related networking products, such as modems and network interface cards (NICs), is shifting from the distribution channel to the PC original equipment manufacturer (OEM) channel. Products sold through the PC OEM channel typically have a lower average selling price and lower margins than those sold through the distribution channel or through retailers. The Company derives a significant portion of its sales from PC OEMs such as Dell Computer, Toshiba, Hewlett-Packard and IBM that bundle 3Com NICs and modems and incorporate 3Com chipsets into their products. As a result, the Company's future operating results are dependent, in part, on the Company's ability to establish, maintain and strengthen relationships with PC OEMs. The Company's sales and gross margins may be adversely impacted as PC OEMs continue to become a larger percentage of the business.

In addition, certain PC OEMs have, from time to time, chosen to integrate NIC and modem functions on the PC motherboard. For example, the Company currently sells networking chipsets to Dell Computer that are integrated directly onto the PC motherboard of Dell's high-end Optiplex line of PCs. Further, competitors who are able to integrate networking and other computer processing functions onto a single chip might offer PC OEMs an alternative to traditional networking chip solutions. Should the shift to the integration of networking and computer processing functionality on a reduced number of components increase, the Company's ability to become and/or continue to be a supplier of the integrated components could impact future sales growth and profitability.

Competition and Pricing. The Company participates in a highly volatile industry characterized by vigorous competition for market share, rapid product and technology development, uncertainty over adoption of industry standards and declining prices. For example, during the third quarter of fiscal 1999, Cisco Systems began shipping a new multi-gigabit enterprise switch, which competes directly with the Company's CoreBuilder(Registered Trademark) 9000 family of high-performance switches. Xircom increased its market share substantially in the mobile PC Card combination NIC and modem category. In addition, competitors in the low-end handheld computer market, such as Olivetti, Compaq, and Hewlett-Packard introduced new products with aggressive prices. Also, in recent months, several competitors have emerged in the handheld computing market space with products based upon the Microsoft Windows CE platform. The Company believes that given the highly competitive nature of the industry and the recent slowdown in end-user demand for networking products in the enterprise market, networking prices will be subject to further price decreases. There can be no assurance that intense competition in the industry and particular actions of the Company's competitors will not have an adverse effect on the Company's business, operating results or financial condition.

The Company's competition historically has come from start-up companies, well-capitalized computer systems and communications companies, and other technology companies focusing on data networking. However, the industry within which the Company competes is changing, resulting in new and other potential competitors in addition to current competitors who have greater financial, marketing and technical resources than the Company. In particular, with the convergence of voice, video, and data traffic on a single network infrastructure, the Company now competes with much larger companies such as Lucent Technologies, Inc., Nortel Networks and other telecommunications equipment providers. The Company's business may be adversely impacted by the development by competitors of products and technologies that render certain of the Company's products obsolete or noncompetitive.

Strategic Relationships. In addition to mergers and acquisitions, technology companies are continually entering into strategic relationships. For example, in the third quarter of fiscal 1999, the Company announced a strategic relationship with Microsoft Corporation, a joint venture with Siemens A.G., and expanded its relationship with Dell Computer. In the second quarter of fiscal 1999, the Company announced strategic PC OEM relationships with IBM, Hewlett-Packard and Toshiba America. If the Company experiences difficulties managing relationships with its partners or if projects with partners are unsuccessful, there could be an adverse impact on the Company's results of operations or financial condition. In addition, if the Company's competitors enter into successful strategic relationships, they could become more competitive in the market than 3Com.

Electronic Commerce and Electronic Data Interchange (EDI). Many vendors, distributors and resellers have been successful in the direct sale of products to customers who order products on the Internet or through EDI. These trends have enabled manufacturers to increase business volume and lower their cost structures. There can be no assurance that the Company will continue to expand its sales through the Internet or EDI. Failure to do so could adversely affect operating results or financial condition.

International Markets. The Company operates internationally and expects that international markets will continue to account for a significant percentage of the Company's sales. Some international markets are characterized by economic and political instability and currency fluctuations that can adversely affect the Company's operating results or financial condition.

For example, during the first nine months of fiscal 1999, the Company experienced lower sales in the Latin American and Asia Pacific regions compared to the first nine months of fiscal 1998, due in large part to economic and political instability and currency fluctuations. The instability in the Latin American and Asia Pacific financial markets negatively impacted the Company's sales in those markets by, among other things, decreasing end-user purchases, increasing competition from local competitors, and reducing access to sources of capital needed by customers to make purchases. In addition to reducing sales, difficulties in the Latin American and Asia Pacific regions subject the Company's resellers to financial hardships, which may increase the Company's credit risk as customers become insolvent or otherwise have their ability to meet obligations impaired. There can be no assurance that other regions will not experience similar economic or political instability, which would have an adverse effect on the Company's operating results or financial condition.

Euro-Currency. The Single European Currency (Euro) was introduced on January 1, 1999 with complete transition to this new currency required by January 2002. The Company has made and expects to continue to make changes to its internal systems in order to accommodate doing business in the Euro. The transition to the Euro could result in increased fluctuations in foreign currency hedging results. Any delays in the Company's ability to be Euro-compliant could have an adverse impact on the Company's operating results or financial condition.

Public Policy.

Telecommunications. Significant changes in telecommunication regulations, particularly in the U.S., are anticipated in the near future, which could impact the rate of expansion of service providers' network infrastructures. Future changes by regulatory agencies or application of new requirements could affect sales of the Company's products for certain classes of customers. Additionally, the Company's products must comply with various telecommunications requirements and regulations of the U.S. Federal Communications Commission and countries in which the Company's products are used. Changes in regulations, or failure by the Company to obtain timely approval of products, could have a material adverse effect on the Company's results of operations or financial condition.

Internet. The application of laws and regulations with respect to access to, or commerce on, the Internet is unsettled. Changes in laws or interpretation of laws which govern the development of the Internet, commerce over the Internet, voice transmissions over the Internet and access charges for Internet service providers, as well as the continuing deregulation of the telecommunications industry, could have a material adverse impact on the Company's operating results or financial condition.

Accounting For Business Combinations. The Financial Accounting Standards Board (FASB) began deliberation of revisions to the rules for business combinations in 1996. Some of these deliberations have included accounting rule-making bodies from other nations as the financial communities attempt to develop global consistency, where possible. Business combination rules govern the accounting for acquisitions used in either a purchase or a pooling-of-interests combination. Tentative conclusions of the FASB severely restrict the use of pooling-of-interests and prohibit the immediate write-off of purchased in-process technology. The FASB expects to reach a conclusion on some of the business combination revisions in calendar 1999. Changes to the current accounting rules for business combinations will not preclude acquisitions but may increase the earnings dilution associated with future transactions.

During this period of deliberation and rule change, the Securities and Exchange Commission has heightened its review of transactions intended to qualify for pooling-of-interests accounting, transactions in which a large percentage of the purchase price is associated with purchased in-process technology and restructuring and impairment charges recorded at the time of a merger. If the Commission issues new guidance or interpretation of existing rules, previously filed financial statements of the Company may require restatement and future results may be adversely impacted.


Company-Specific Trends and Risks

Transition of Sales Base to Include Additional High-Growth
Businesses. A significant portion of the Company's sales are derived from products such as NICs and analog modems. The market for these products is slowing and is particularly sensitive to price competition, resulting in lower sales growth. Consequently, the Company believes that sales growth attributable to these products will likely decline. Other markets in which the Company participates, such as carrier-class switching and access products, are expected to grow. In recent months, 3Com has entered several emerging markets for networking products that are forecasted to grow significantly. In particular, the Company has announced its focus on the following high growth and/or emerging markets:

- Handheld Computing
- IP and LAN Telephony (VoIP and LAN Telephony)
- Broadband Access (primarily cable and DSL)
- Wireless Access
- Home Networking

The transition of the Company's focus to these high growth and emerging markets may cause disruption in the Company's research and development efforts, sales, profits, distribution channels, organization and market position. There can be no assurance that these emerging markets will materialize in the timeframes expected by the Company, that the Company will introduce products for these markets in a timely manner or that the market will accept these products, or that the Company will successfully generate significant revenues from these markets. Additionally, the implementation of this transition could result in changes in the Company's utilization of resources such as its manufacturing capabilities, fixed assets and the nature and location of its workforce.

Development and Introduction of New Products. The Company is actively engaged in the research and development of new technologies and products. Products in the networking industry have short life cycles. Therefore, the Company's success depends, in substantial part, on the identification of new market and product opportunities and the timely development, introduction, and market acceptance of new products, particularly in the emerging markets described above.

Industry Standards. The Company's success also depends, in part, on the timely adoption of industry standards, resolution of conflicting U.S. and international standards requirements created by the convergence of technology such as voice onto data networks, the timely introduction of new standards-compliant products, and market acceptance of these products. Slow market acceptance of new technologies and industry standards could have an adverse impact on the Company's results of operations or financial condition. Failure to achieve timely certification of compliance to industry standards for its products could have an adverse impact on sales of such products and on the Company's results of operations or financial condition.

Reliance on Distributors, Resellers and OEMs. The Company sells a significant portion of its products to distributors, resellers and PC OEMs. The Company's reliance on these channels subjects the Company to many risks, including inventory, credit and business concentration. In particular, the Company's distributors and resellers maintain significant levels of the Company's products in their inventories.
The Company attempts to ensure that appropriate levels of products are available to end-users by working closely with distributors and resellers to monitor inventory levels. There can be no assurance that the Company will be successful in efforts to operate within its desired channel inventory business model.

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

Gross margin                      46.5  -  48.0%
Operating expenses                30.0  -  31.5%
Operating income                  15.0  -  18.0%

The Company currently is not operating within some ranges of the model and does not expect to achieve performance within all of the ranges in calendar 1999.

Fluctuations in Quarterly Results. The Company's operating results for any particular quarter are difficult to predict and may be subject to significant fluctuations. These fluctuations can be caused by a wide variety of factors, including seasonality with respect to the volume and timing of orders (see Seasonality in Results of Operations), the introduction and acceptance of new products and technologies, price competition, general conditions and trends in the networking industry and technology sector, disruption in international markets, general economic conditions, and extraordinary events such as industry consolidation, acquisitions, or litigation. For example, the first quarter of the fiscal year is a seasonally slower quarter and has historically had either sequentially flat or only slightly increased sales. In addition, as the portion of the Company's consumer-related business grows, for example with products such as the Palm(Trademark) line of handheld computers, seasonality will likely become more pronounced. These factors, and accompanying fluctuations in periodic operating results, could have a significant adverse impact on the market price of the Company's common stock.

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

Shipment Linearity. In the third quarter of fiscal 1999, the Company recorded over half of its sales in the last five weeks of the quarter. Non-linear sales patterns make business planning difficult and subject the Company to increased risk of fluctuation in quarterly results from disruptions in functions including manufacturing, order management, information systems and shipping. Such disruptions to the Company's operations could adversely affect the Company's results of operations or financial condition.

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

Commercial Commitments. The Company sometimes enters into minimum or other non-cancelable commitments. Should sales volumes fluctuate significantly or product delivery schedules slip, the obligation to meet commitments could adversely affect the Company's results of operations or financial condition.

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

In the course of its business, the Company frequently receives assertions of infringement and invitations to take licenses or otherwise becomes aware of potentially relevant patents or other intellectual property rights held by third parties. For example, in recent periods, the Company has received a significant number of assertions of infringement and invitations to take licenses. The Company evaluates the validity and applicability of any such intellectual property rights and the merits of any such third party claims, and determines in each case whether it must negotiate licenses or cross-licenses to incorporate or use the subject proprietary technologies, protocols or specifications in the Company's products. Any failure by the Company to obtain and maintain licenses, on favorable terms, for intellectual property rights required for the manufacture, sale and use of its products, particularly those which must comply with industry standard protocols and specifications to be commercially viable, could have a material adverse effect on the Company's business, results of operations or financial condition.

In connection with the enforcement of its own intellectual property rights or in connection with disputes relating to the validity or alleged infringement of third party rights, the Company may be subject to litigation. Intellectual property litigation may be complex, costly and protracted. Such litigation can be highly disruptive to business operations by diverting the attention and energies of management and key technical personnel. Further, plaintiffs in intellectual property cases often seek injunctive relief and the measures of damages in intellectual property litigation are complex and often subjective or uncertain. Thus, the existence of or any adverse determinations in such litigation could subject the Company to significant liabilities and costs, require the Company to seek licenses from others, prevent the Company from manufacturing or selling its products, or cause severe disruptions to the Company's operations or the markets in which it competes, any one of which could have a material adverse effect on the results of operations or financial condition of the Company.

Information Systems. The Company is in the process of transitioning its manufacturing, distribution, order administration, and finance functions to the Company's primary transaction processing application systems. In particular, during the fourth quarter of fiscal 1999, the Company plans to convert a large number of U.S. and international locations to the Company's primary transaction processing systems. As a result of these transitions, the Company may experience system disruptions in the areas of manufacturing, distribution, and transaction processing, which could have an adverse effect on the Company's results of operations or financial condition.

In addition, the Company is dependent on its information systems and software to capture, process and store data. Should the Company experience technical difficulties with any of its critical information systems or software applications, there could be an adverse effect on the Company's results of operations or financial condition.

Key Personnel and Recruiting. The success of the Company will depend to a significant extent upon a number of key employees and management. During the third quarter of fiscal 1999, the Company made significant changes in executive management positions. The loss of the services of key employees could have a material adverse effect on the Company's business, operating results or financial condition.

Recruiting and retaining skilled personnel, including engineers, is highly competitive. If the Company cannot successfully recruit and retain skilled personnel, the Company's financial results may be adversely affected. In addition, the Company must carefully manage the growth in employees commensurate with anticipated growth in the Company. Should the Company's sales growth or attrition levels vary significantly, there could be an adverse effect on results of operations or financial condition. Further, the market price of the Company's common stock has been, and may continue to be extremely volatile. If the market price of the Company's common stock is less than the exercise price of stock options granted to employees, turnover may increase, which could have an adverse effect on the Company's results of operations or financial condition.


Year 2000 Readiness Disclosure

As is true for most companies, the Year 2000 issue creates a risk for 3Com. If systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The Year 2000 issue not only impacts the Company at the end of the calendar year 1999, but also, in certain instances, the Company's fiscal year 2000, which for 3Com begins on May 29, 1999. The risk for 3Com exists primarily in the following areas: systems used by the Company to run its business including information systems, equipment and facilities; systems used by the Company's suppliers; potential warranty or other claims from 3Com customers; and the potential for reduced spending by other companies on networking solutions as a result of significant information systems spending on Year 2000 remediation. The Company is continuing to evaluate and mitigate its exposure in these areas where appropriate. Certain of the Company's disclosures and announcements concerning its products and Year 2000 programs, including those in this report on Form 10-Q, are intended to constitute "Year 2000 Readiness Disclosures" as defined in the recently enacted Year 2000 Information and Readiness Disclosure Act.

State of Readiness and Risks. The Company has identified four key exposure areas within the Company with respect to the Year 2000 issue, namely: key transaction processing applications, equipment and facilities, 3Com products, and key suppliers.

Key transaction processing applications. Key transaction processing applications include those used to run the Company's business, such as finance, manufacturing, order processing and distribution. The Company has completed its evaluation of these applications for Year 2000 compliance, and has begun remediation or replacement of systems, where necessary, and is conducting integration tests for fiscal and calendar year readiness. The Company expects to complete testing and achieve fiscal year 2000 readiness by the end of the Company's fiscal year in May 1999, and to complete testing and achieve calendar year 2000 readiness by the end of September 1999. In the event that implementation of replacement systems is delayed, or if significant new non-compliance issues are identified, the Company's ability to conduct its business or record transactions could be disrupted, which could adversely affect results of operations or financial condition.

Equipment and facilities. The Company is evaluating Year 2000 compliance of its equipment and facilities. The Company is in the final stage of contacting the suppliers to ascertain Year 2000 compliance of its critical equipment. The Company expects to achieve Year 2000 readiness for critical equipment by the end of September 1999. If identification of non-compliant equipment and any upgrade or replacement of equipment is delayed, the Company's design, production and shipping capabilities could be disrupted, which could adversely affect the Company's results of operations or financial condition.

3Com is also evaluating each PC in use at 3Com worldwide, assessing its Year 2000 readiness, and upgrading as required. Because not all of the Company's PCs can be upgraded, a certain number will need to be replaced. The Company is currently expecting replacements to be required for less than 10% of the PCs deployed worldwide and has included the cost of these replacements in its total Year 2000 cost estimates. The Company expects that the upgrade or replacement of PCs will be completed by the end of the calendar year.

The Company is assessing the Year 2000 readiness of its owned and leased facilities worldwide. Priority is being placed on the 3Com owned facilities and other critical facilities that house large numbers of employees or significant operations. The Company expects to complete its assessment activities by the end of April 1999 and expects to complete remediation efforts by September 1999. The function of these facilities is critical to operations, and as such, any delays in achieving Year 2000 compliance with respect to these facilities could adversely affect the Company's results of operations or financial condition.

Products. The Company has conducted extensive evaluation of its currently available and installed base of products. The Company believes that products on its current price list are Year 2000 compliant. The Company has identified certain obsolete products that are not Year 2000 compliant. While the Company still supports some of these obsolete products, all can be upgraded or replaced with a 3Com Year 2000 compliant product. There can be no assurance that certain previous releases of the Company's products will prove to be Year 2000 compliant with customers' systems or within existing networks. To assist customers in evaluating Year 2000 readiness of 3Com's products, the Company has developed a list that indicates the capability of its products. The list is located on the Company's website (www.3Com.com) and is periodically updated as assessment of additional products is completed. The inability of any of the Company's products to operate properly in the year 2000 could result in increased warranty costs, customer satisfaction issues, litigation or other material costs and liabilities, which could adversely affect the Company's results of operations or financial condition.

Key suppliers. The Company is currently contacting its critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. Follow-up efforts are underway to obtain feedback from these suppliers. The Company expects that all critical non-compliant suppliers will be identified (along with an appropriate remediation or contingency plan) by the end of April 1999. As needed, the Company will identify alternative sources of supply. The Company expects to complete confirmation of supplier Year 2000 readiness by the end of September 1999. If key suppliers fail to adequately address the Year 2000 issue for the products or services they provide to the Company, critical materials, products and services may not be delivered in a timely manner, which could adversely affect the Company's results of operations or financial condition.

Contingency Plans. As the Company is still assessing its Year 2000 compliance in all areas, a full contingency plan has not yet been finalized. As the assessments are completed, contingency plans have been or will be developed for each area, as needed. For example, contingency plans for production facilities could include shifting production and distribution to other Company facilities or engaging subcontractors.

Costs to Address Year 2000 Issues. Based on the Company's current assessments, it is expected that the total cost, including currently estimated contingency costs, of these programs will range between $25 million and $35 million. Approximately $3 million has been spent on the programs to date. All expected costs are based on the Company's current evaluation of the Year 2000 programs and are subject to change as the programs progress. It is anticipated that the majority of the Year 2000 costs incurred will include consultant fees and internal hardware and software upgrades or replacements. The Company does not separately track the internal labor costs associated with the Year 2000 project unless it is an individual's primary focus. These costs, including employee efforts involved in assessing the Company's Year 2000 exposures, testing, and remediating non-compliant Year 2000 systems, communicating with customers, and various other employee-related tasks, have not been included in the total estimated costs. Any costs associated with potential Year 2000 litigation exposure are not estimable and are not included in the total cost estimate above.

The majority of the Company's Year 2000 costs relate to the Company's key transaction processing applications and products. The Company has adequate funds to pay for the expected costs of Year 2000 programs.
As of the end of the third quarter of fiscal 1999, no significant internal information technology projects have been deferred due to the Company's Year 2000 efforts.

Sales Impact. Year 2000 compliance is an issue for virtually all businesses whose computer systems and applications may require significant hardware and software upgrades or modifications.
Companies owning and operating such systems may plan to devote a substantial portion of their information systems' spending to fund such upgrades and modifications and divert spending away from networking solutions. In addition, companies may defer spending on networking solutions while they test and ensure the stability of their current network configurations. Such changes in customers' spending patterns could have a material adverse impact on the Company's sales, operating results or financial condition.


Liquidity and Capital Resources

Cash and equivalents and short-term investments at February 26, 1999 were $1.7 billion, an increase of $648.2 million or 60 percent from May 31, 1998.

For the nine months ended February 26, 1999, net cash generated from operating activities was $812.3 million. Accounts receivable at February 26, 1999 increased $131.4 million from May 31, 1998 to $981.0 million. Days sales outstanding in receivables increased to 63 days at February 26, 1999, compared to 56 days at May 31, 1998 primarily due to a higher concentration of sales in the third month of the quarter ended February 26, 1999, compared to the third month of the quarter ended May 31, 1998. Inventory levels at February 26, 1999 decreased $235.6 million, of which $185.5 million was finished goods, from the prior fiscal year-end to $409.2 million. Average inventory turnover was 7.0 turns for the quarter ended February 26, 1999, compared to 4.4 turns for the quarter ended May 31, 1998, primarily as a result of the decrease in inventory balances.

In the first nine months of fiscal 1999, the Company acquired two companies and certain assets of a third for a combined total of $39.2 million in cash, net of cash acquired. The cost to complete products under development at the time of these acquisitions is not expected to be material to the Company's financial results.

During the nine months ended February 26, 1999, the Company made $186.5 million in capital expenditures. Major capital expenditures included upgrades and expansion of the Company's facilities in the U.S. and purchases and upgrades of systems and other equipment. Additionally, in the first nine months of fiscal 1999, the Company sold three facilities in the Chicago and Boxborough areas and equipment in the Chicago area for total net proceeds of $29.3 million. As of February 26, 1999, the Company had approximately $33.6 million in capital expenditure commitments outstanding, primarily associated with the consolidation of facilities in the Chicago area. In addition, the Company has commitments related to operating lease arrangements in the U.S., under which the Company has an option to purchase the properties for an aggregate of $322.2 million, or arrange for the sale of the properties to a third party. If the properties are sold to a third party at less than the option price, the Company retains an obligation for the difference, subject to certain provisions of the lease.

In June 1998 and March 1999, the Company's Board of Directors authorized the repurchase of up to a total of 20 million shares of the Company's common stock. Such purchases are made in the open market from time to time. During the first nine months of fiscal 1999, the Company repurchased 4.3 million shares of common stock at a total cost of $130.4 million. During the first nine months of fiscal 1999, the Company received net cash of $189.9 million from the sale of shares of its common stock to employees through its employee stock purchase and option plans.

The Company has a $100 million revolving bank credit agreement, which expires December 20, 1999. Payment of cash dividends are permitted under the credit agreement, subject to certain limitations based on net income levels of the Company. The Company has not paid and does not anticipate it will pay cash dividends on its common stock. The credit agreement requires the Company to maintain specified financial covenants. As of February 26, 1999, there were no outstanding borrowings under the credit agreement, and the Company was in compliance with all required covenants.

During the first nine months of fiscal 1999, the Company repaid $12.0 million of borrowings under the 7.52% Unsecured Senior Notes agreement. As of February 26, 1999, $36.0 million of this debt remained outstanding, of which $12.0 million is classified as current, and is included in accrued liabilities and other.

During the first nine months of fiscal 1999, the Company increased borrowings by approximately $9.5 million compared to May 31, 1998 primarily related to a $7.7 million equipment financing transaction, debt acquired in the Smartcode Technologie acquisition and debt acquired as a result of a consolidation of a joint venture.

During the first nine months of fiscal 1999, the Company recorded a non-cash tax benefit on stock option transactions of $77.8 million. During the same period a year ago, the Company recorded a tax benefit on stock option transactions totaling $153.1 million.

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

The Company is a party to lawsuits in the normal course of its business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. The Company believes that it has defenses in each of the cases set forth below and is vigorously contesting each of these matters. An unfavorable resolution of one or more of the following lawsuits could have a material adverse affect on the business, results of operations or financial condition of the Company.

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

On February 10, 1998, a putative securities class action, captioned Euredjian v. 3Com Corporation, et al., Civil Action No. C-98-00508CRB (Euredjian), was filed against 3Com and several of its present and former officers and directors in United States District Court for the Northern District of California asserting the same class period and factual allegations as the Hirsch and Kravitz actions. The complaint alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages. On March 1, 1999, the Court dismissed the complaint. The Court granted leave for plaintiffs to file an amended complaint.

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

In October 1998, a putative securities class action lawsuit, captioned Adler v. 3Com Corporation, et al., Civil Action No. CV777368 (Adler), was filed against the Company and certain of its officers and directors in the California Superior Court, Santa Clara County, asserting the same class period and factual allegations as the Reiver action. The complaint alleges violations of Sections 25400 and 25500 of the California Corporations Code and seeks unspecified damages.
The Company plans to file a motion to dismiss this action.

In January 1998, two purported shareholder complaints relating to the Company's June 1997 merger with U.S. Robotics, captioned Stanley Grossman v. 3Com Corporation, et al., Civil Action No. CV771335, and Jason v. 3Com Corporation, et al., Civil Action No. CV771713, were filed in California Superior Court, Santa Clara County. The actions allege that 3Com, several of its officers and directors, and several former U.S. Robotics officers violated Sections 11 and 15 of the Securities Act of 1933 by making alleged misrepresentations and omissions in a May 8, 1997 registration statement. The complaints seek damages in an unspecified amount on behalf of a purported class of persons who received the Company's stock during the merger pursuant to the registration statement. On September 25, 1998, the Delaware Chancery Court issued an injunction preventing plaintiffs from proceeding with these actions, finding that plaintiffs' claims are barred by a settlement in a prior action. On March 15, 1999, the Delaware Chancery Court issued an order denying a motion by plaintiffs to set aside the settlement in the prior action.

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

In October 1998, two shareholder derivative actions purportedly on behalf of the Company, captioned Shaev v. Barksdale, et al., Civil Action No. 16721-NC, and Blum v. Barksdale, et al., Civil Action No. 16733-NC, were filed in Delaware Chancery Court. The complaints allege that the Company's directors breached their fiduciary duties to the Company through the issuance of and disclosures concerning stock options. The Company is named solely as a nominal defendant, against whom the plaintiffs seek no recovery. The Company and the individual defendants have filed a motion to dismiss these actions.

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

Consumer Litigation
A putative consumer class action pending against the Company and U.S. Robotics in the California Superior Court, Marin County, Bendall, et al. v. U.S. Robotics Corporation, et al., Civil Action No. 170441, arising out of the purchase of x2 products and products upgradeable to x2 technology, was coordinated with a previously filed individual action in the California Superior Court, San Francisco County, Intervention Inc. v. U.S. Robotics Corporation, Civil Action
No. 984352. The coordinated proceeding (Case number CV769903) is pending in the California Superior Court, Santa Clara County. Two putative consumer class action lawsuits pending against the Company and U.S. Robotics in Cook County, Illinois arising out of the same facts as those alleged in the California cases are stayed, Lippman, et al. v. 3Com, Civil Action No. 97 CH 09773, and Michaels, et al. v. U.S. Robotics Access Corporation, et al., Civil Action
No. 97 CH 14417. A class has not been certified, and discovery is under way.


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
                and 3Com Corporation, as Tenant, effective as of July 29, 1997 for the Marlborough site (13)
        10.19 Purchase Agreement between BNP Leasing Corporation and 3Com Corporation, effective as of July 29, 1997 for the Marlborough site (13)
	10.20	Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of August 11, 1997 for the Rolling Meadows site (13)
        10.21 Purchase Agreement between BNP Leasing Corporation and 3Com Corporation, effective as of August 11, 1997 for the Rolling Meadows site (13)
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


                                3Com Corporation
                                (Registrant)



Dated: April 7, 1999            By: /s/ Christopher B. Paisley
       -------------                ----------------------------------
                                        Christopher B. Paisley
                                        Senior Vice President, Finance
                                        and Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)