Form 10-K
period 1999-05-28
3COM CORP
filed 1999-08-17
CIK 738076

----------------------------------------------------------------------------
----------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                              -----------------------

                                   FORM 10-K

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
[X]                           EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MAY 28, 1999        COMMISSION FILE NO. 0-12867

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
[ ]                        EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM            TO
                                  ----------    ------------

                           3COM CORPORATION
        (Exact name of registrant as specified in its charter)

            DELAWARE                                 94-2605794
 (State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)

       5400 BAYFRONT PLAZA
      SANTA CLARA, CALIFORNIA                           95052
(Address of principal executive offices)              (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (408) 326-5000

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

THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES, BASED UPON THE CLOSING PRICE OF THE COMMON STOCK ON JULY 26, 1999, AS REPORTED BY THE NASDAQ NATIONAL MARKET, WAS APPROXIMATELY $8,489,738,000. SHARES OF COMMON STOCK HELD BY EACH EXECUTIVE OFFICER AND DIRECTOR AND BY EACH PERSON WHO OWNS 5% OR MORE OF THE OUTSTANDING COMMON STOCK, BASED ON SCHEDULE 13G FILINGS, HAVE BEEN EXCLUDED SINCE SUCH PERSONS MAY BE DEEMED AFFILIATES. THIS DETERMINATION OF AFFILIATE STATUS IS NOT NECESSARILY A CONCLUSIVE DETERMINATION FOR OTHER PURPOSES.

AS OF JULY 26, 1999, 352,040,006 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON SEPTEMBER 23, 1999 IS INCORPORATED BY REFERENCE IN
PART III OF THIS FORM 10-K TO THE EXTENT STATED HEREIN.

----------------------------------------------------------------------------
----------------------------------------------------------------------------

                              3COM CORPORATION
                                 FORM 10-K
                   FOR THE FISCAL YEAR ENDED MAY 28, 1999
                              TABLE OF CONTENTS

PART I                                                                                                      PAGE
------                                                                                                      ----
   Item 1.        Business....................................................................................1
   Item 2.        Properties..................................................................................8
   Item 3.        Legal Proceedings...........................................................................9
   Item 4.        Submission of Matters to a Vote of Security Holders.........................................11
                  Executive Officers of 3Com Corporation .....................................................11

PART II
-------
   Item 5.        Market for 3Com Corporation's Common Stock and Related Stockholder Matters..................14
   Item 6.        Selected Financial Data.....................................................................15
   Item 7.        Management's Discussion and Analysis of Financial Condition and Results
                     of Operations............................................................................16
   Item 7A.       Quantitative and Qualitative Disclosures About Market Risk..................................33
   Item 8.        Financial Statements and Supplementary Data.................................................34
   Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial
                     Disclosure...............................................................................62

PART III
--------
   Item 10.       Directors and Executive Officers of 3Com Corporation........................................62
   Item 11.       Executive Compensation......................................................................62
   Item 12.       Security Ownership of Certain Beneficial Owners and Management..............................62
   Item 13.       Certain Relationships and Related Transactions..............................................62

PART IV
-------
   Item 14.       Exhibits, Financial Statement Schedule, and Reports on Form 8-K.............................62

                  Exhibit Index...............................................................................63
                  Signatures..................................................................................65
                  Financial Statement Schedule................................................................S-1

3Com, CoreBuilder, DynamicACCESS, EtherLink, Graffiti, NBX, NETBuilder, OfficeConnect, Palm Computing, Parallel Tasking, SuperStack, Total Control, Transcend, and U.S. Robotics are registered trademarks of 3Com Corporation or its subsidiaries. AirConnect, HomeConnect, Palm, Palm III, Palm IIIx, Palm V, Palm VII, Palm OS, Palm.Net, PathBuilder, and x2 are trademarks of 3Com Corporation or its subsidiaries. Other product and brand names may be trademarks or registered trademarks of their respective owners.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning the following: expected price erosion; plans to make acquisitions or strategic investments; expectations of progress toward the long-term financial model; expectation of a shift to personal computer (PC) original equipment manufacturer (OEM) distribution for certain products; future sales from moderate growth and high growth/emerging markets; future financial results; and expectations of Year 2000 readiness.

The forward-looking statements of 3Com Corporation are subject to risks and uncertainties. Some of the factors that could cause future results to materially differ from 3Com's recent results or those projected in the forward-looking statements include, but are not limited to, management of the transition of our sales base from mature to higher growth markets, significant increases or decreases in demand for our products, increased competition, lower prices and margins, failure to successfully develop and market new products and technologies, competitors introducing superior products, continued industry consolidation, failure to effectively manage sales of our products through distributors, resellers and OEMs, failure to secure supply of key component parts, loss of a significant customer, instability and currency fluctuations in international markets, failure to fulfill product orders in a timely and effective manner, product defects, failure to secure intellectual property rights, results of litigation, and failure to retain and recruit key employees. For a more detailed discussion of certain risks associated with 3Com's business, see the "Business Environment and Industry Trends" and "Company-Specific Trends and Risks" sections of this Form 10-K. 3Com undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

                                    PART I

ITEM 1.  BUSINESS

GENERAL

3Com Corporation was founded on June 4, 1979. A pioneer in the computer networking industry, we have evolved from a supplier of discrete networking products to a leading provider of broad-based networking systems and services that connect people and organizations to information across both local area networks (LANs) and wide area networks (WANs), including the Internet. Our products include switches, hubs, remote access systems, routers, network management software, network interface cards (NICs), modems and handheld computers.

We believe the future direction of our industry is being driven primarily by three trends that we believe will create significant new opportunities for us:

- an increasing demand for information delivered through the Internet and corporate intranets;

- the need for information to be accessible wherever people are - at work, in the home, while on the move - making technologies such as wireless access more important; and

- a shift of emphasis from parallel networks - separate data, voice and video infrastructures running side by side - to converged networks that integrate all communications onto a single data infrastructure.

To capitalize on these opportunities, our strategy is focused on the changing networking needs of users. These include the need for simple, reliable convergence-ready solutions that customize network access and service for individuals. In addition, to improve the user's access to information through the Internet or a corporate network, networking products must take into account individual user's preferences, needs, and service requirements. We believe that for networking to become pervasive and extend from the workplace into other locations, networks and network access products must address these requirements. 3Com will continue to advocate and implement network solutions that address these needs.

We are also focused on incorporating intelligence into the network. For convergence to be successfully implemented, equipment throughout the network must be capable of performing in an intelligent fashion, routing network traffic based on both pre-established priorities and the particular needs of the individual network user. This intelligence must be concentrated at the edge and access points of the network. For example, a network carrying voice, video and data traffic must be able to distinguish between a telephone handset and a desktop computer and deliver the appropriate form of information to each.

Our principal competitive advantages include the depth and breadth of our product lines, our volume manufacturing capability, brand recognition, channels of distribution and our focus on making networking easier for users. We believe 3Com's strong brand recognition in key markets such as NICs, analog modems, handheld computing products, switches, hubs and remote access concentrators is transferable to other product and technology markets, such as home networking, wireless access products, broadband cable and digital subscriber line (DSL) modems, and Internet appliances. Our low-cost manufacturing, worldwide presence, strong indirect distribution channel and comprehensive customer service and support capabilities allow us to extend the reach, scope and performance of networking.

Since the early 1990s, 3Com has pursued a course of strategic acquisitions and alliances to expand our technologies, product offerings and distribution capabilities. In fiscal 1999, we acquired four companies and entered into a joint venture to further our position in key markets and technologies:

- The acquisition of EuPhonics, Inc. (EuPhonics) enabled us to integrate high-quality sound capabilities in desktop and mobile modems and NICs to leverage new communications technologies such as voice over Internet protocol (VoIP) and streaming multimedia.

- The acquisition of Smartcode Technologie SARL (Smartcode) added advanced wireless communications capabilities to the Palm Computing-Registered Trademark- platform to address the fast-growing market for mobile information appliances such as cellular telephones, messaging devices, data communicators and smart phones.

- The acquisition of certain assets of ICS Networking, Inc. (ICS) added silicon design technology and intellectual property that we can use to significantly reduce development time and lower production costs of semiconductor chips for a broad range of current and future products.

- The acquisition of NBX Corporation (NBX) further accelerated our development and deployment of converged network solutions, products and services with Internet protocol (IP)-based telephony systems that integrate voice and data communications over small business LANs and WANs.

- 3Com entered into a joint venture named ADMtek, Inc. (ADMtek) to gain access to specific silicon design technology and expertise.

During fiscal 1999, we expanded our strategic relationship with Siemens AG to include a worldwide joint selling agreement in the large enterprise and solutions provider markets. The strategic alliance may consider joint development of voice-related enterprise and carrier solutions. In light of the current strategic relationship, the two companies will not proceed with a previously announced joint venture.

In fiscal 1999, we also formed a strategic alliance with Microsoft Corporation to accelerate deployment of a new generation of converged networks and solutions. Under this alliance, we are collaborating with Microsoft to develop and market simple-to-use converged networking products across a variety of markets for both business and personal use, including co-developed and co-branded home networking products. The efforts will further integrate the Microsoft Windows operating system within 3Com's product lines, including managed network services for carriers.

INDUSTRY SEGMENT INFORMATION

3Com operates primarily in the networking industry. Our principal operating segments within this industry are the following: Network Systems, Personal Connectivity, and Handheld Computing.

PRODUCTS AND SERVICES

3Com offers a broad range of products, which are grouped into three general categories: Network Systems Products, Personal Connectivity Products and Handheld Computing products. We enhance the value of these products through our Customer Service and Support offerings.

NETWORK SYSTEMS PRODUCTS

3Com's network systems products comprise the key components of a LAN and provide access capabilities across a WAN. Our network systems products can be categorized in the following areas:

   -   LAN Switches
   -   LAN Hubs
   -   Multiprotocol Routers and Tunnel Switches
   -   Access Routers and Remote Access Servers
   -   Multiservice Access Platforms (Remote Access Concentrators)
   -   LAN Telephony Products
   -   WAN Access Switches
   -   Network Management Products

LAN SWITCHES: In business environments where the network connects hundreds or thousands of users, 3Com-Registered Trademark- switches create direct connections to the server or desktop PC, enabling cost-effective, high-speed links between multiple network segments. Switches also provide additional bandwidth to help businesses maximize productivity and support growing organizations. 3Com switches are available in either chassis (one box) or stackable (i.e., additional capacity added with additional boxes) form factors and support the industry's migration to higher speed switching technologies such as Fast Ethernet and Gigabit Ethernet.

3Com offers a variety of switches for the requirements of any organization. Our OfficeConnect-Registered Trademark- Ethernet/Fast Ethernet switches combine simplicity of design, installation and operation with advanced functionality and outstanding speed at a low cost. Our award-winning SuperStack-Registered Trademark- II switches include multiple products, each with appropriate port, media and connectivity specifications to meet the needs of the network at the workgroup, data center or backbone level. To meet the requirements of the enterprise LAN backbone for high-density connectivity, scalable capacity, reliability and network control, we offer the CoreBuilder-Registered Trademark- family of high-bandwidth multi service switches.

LAN HUBS: Hubs act as concentrators of network traffic generated from the desktop PC and define specific network segments, relaying the traffic either within the workgroup or onto the network backbone. Unlike switches, each desktop connected through a hub shares the total available bandwidth of the hub with other users. Their relatively low cost per port, manageability and ease of use make hubs a popular choice for workgroup connectivity in any enterprise environment. Multiple hubs are frequently connected to a switch to segment the network and improve overall performance.

3Com offers a full range of hubs for customers of all sizes. For the small office or branch office, OfficeConnect Ethernet and Fast Ethernet hubs offer simple, plug and play connectivity. Our SuperStack II hubs offer a range of options for small, medium and large enterprises, including entry-level hubs for small and medium-sized offices and flexible, mixed Ethernet, Fast Ethernet, and Token Ring workgroup hubs and Gigabit Ethernet workgroup hubs for small to large-sized LANs.

MULTIPROTOCOL ROUTERS AND TUNNEL SWITCHES: Routers are protocol-dependent devices that connect sub-networks together. We offer a variety of backbone and remote office routers that facilitate enterprise internetworking. For remote offices, SuperStack II NETBuilder-Registered Trademark- and OfficeConnect NETBuilder routers provide scalable, multi-protocol links to remote branch offices of any size. For companies deploying extranets, we offer product bundles, which include the SuperStack II NETBuilder routers and bridges and the OfficeConnect NETBuilder routers; these bundles facilitate the deployment of virtual private networks (VPNs). VPNs support large-scale access for suppliers, partners, customers and branch offices at a substantial cost savings over traditional WAN access because they bypass the public switched telephone network (PSTN) and go over the Internet.

ACCESS ROUTERS AND REMOTE ACCESS SERVERS: 3Com's access routers and remote access servers leverage today's leading access technologies--dial-up 56 Kilobits per second (Kbps) V.90 and integrated services digital network
(ISDN) -- to give users the most cost-effective array of connectivity choices. OfficeConnect remote access routers and SuperStack II remote access servers offer high-performance remote access support in a stackable form factor that provides scalable, economical remote access connectivity with full functionality.

MULTISERVICE ACCESS PLATFORMS: These platforms bring the benefits of the network to remote users, including telecommuters, Internet and on-line users, corporate suppliers, and a host of other users that access the network from a distance.

The Total Control-Registered Trademark- multiservice access platform is a very high-density platform for carriers and enterprises that supports all major analog and digital broadband technologies in a single chassis. Designed for applications where network downtime must be minimized and remote user performance maximized, the Total Control system offers hot-swappable modules, dual redundant power supplies, standby modems, and a host of other reliability features. Uses of this platform range from providing central site or point of presence (POP) access to networks for Internet service providers, on-line information services, interexchange carriers and corporations, to transaction processing applications such as credit card verification.

Our Total Control VoIP solutions enable service providers to migrate traditional PSTN voice traffic onto a highly scalable, redundant, and resilient IP-telephony network. This carrier-class platform features a three-tier architecture comprised of gateways, gatekeepers/signaling controllers, and back-end servers for a fully fault-tolerant, industry standards-based solution that enables carriers and service providers to deliver new and enhanced services quickly and cost effectively.

LAN TELEPHONY PRODUCTS: 3Com LAN telephony products give businesses the combination of simple, single-network economy and administration, and powerful, standards-based feature sets that make network convergence a reality. Our NBX-Registered Trademark- 100 communication system looks and acts like a traditional business telephone system, yet it is an integrated, Ethernet-based product that sends voice packets through the LAN or across the WAN with excellent audio quality and the sturdy reliability of a self-contained, non-PC-based unit.

WAN ACCESS SWITCHES: 3Com's PathBuilder-TM- family of WAN access switches integrate diverse traffic onto a common wide area network, lowering costs and facilitating the migration to converged networks. PathBuilder switches implement high-density asynchronous transfer mode (ATM) edge applications, including data, voice and video at the edge of the service provider's network or at the core of the enterprise network.

NETWORK MANAGEMENT PRODUCTS: To augment our product offerings, we incorporate innovative technology into a growing line of industry leading network management applications which deliver complete, end-to-end management of 3Com network systems for ease of configuration, efficient troubleshooting, and superior performance. These products are marketed under the Transcend-Registered Trademark- and DynamicACCESS-Registered Trademark- brand names and include tools to monitor and manage network traffic performance and security.

PERSONAL CONNECTIVITY PRODUCTS

3Com's range of personal connectivity products enable an individual user to connect his or her computer to a LAN, such as a corporate network, or to the Internet. These products include:

   -    Desktop Network Interface Cards (NICs)
   -    Desktop Modems
   -    PC Cards

DESKTOP NETWORK INTERFACE CARDS (NICS): NICs, also known as adapters, are small printed circuit boards that allow network servers, personal computers, and workstations to connect to the LAN. 3Com NICs provide complete solutions for a full range of network applications and environments. We offer NICs for Ethernet, Fast Ethernet, Gigabit Ethernet, Token Ring, fiber distributed data interface (FDDI) and ATM connectivity, as well as with combined connectivity to support the networking industry's migration from Ethernet to Fast Ethernet to Gigabit Ethernet. We also offer chipsets with this functionality to PC OEMs.

All 3Com NICs feature patented Parallel Tasking-Registered Trademark-architecture, which improves network performance, and DynamicACCESS software, which provides the NIC with intelligence to help optimize overall network performance, management and control.

DESKTOP MODEMS: Modems provide access to the Internet, enterprise LANs and a host of communications services including fax. Our modems support today's leading access technologies, including 56 Kbps V.90, ISDN, DSL and data-over-cable, to give users the most cost-effective array of connectivity choices.

PC CARDS: Today, portable laptop computers have the processing power, storage and displays that make them the primary computer for many users. For these devices, 3Com offers PC Cards which provide connectivity specifically for mobile computers. PC Cards are available in configurations for LAN access
(NICs), WAN access (modems) and combined LAN+WAN access (NIC and modem), as well as for wireless and ISDN connectivity.

HANDHELD COMPUTING PRODUCTS

3Com's handheld computing business consists of the Palm Computing line of handheld devices, the Palm.Net-TM- service offering and the licensing of the Palm Computing operating system. Palm-TM- devices work as companion products to desktop and laptop computers, allowing information management both remotely and on the desktop. Individuals use these devices to track a variety of information from appointments and phone numbers to more specialized data, such as patient records or construction specifications. In the enterprise environment, these devices are used to enhance productivity. For example, they allow mobile retrieval of critical data from corporate business applications such as finance, manufacturing or sales automation systems. In addition to the computing unit, Palm Computing products include a docking cradle which is connected to the user's mobile or desktop computer to provide automatic back-up and seamless synchronization of information between the handheld device and the larger computer, thus ensuring that both systems have the most current information. Palm products also include character recognition software that allows users to add and edit information with a stylus while away from the desktop computer keyboard.

Introduced on a trial basis in May 1999 and scheduled for national roll-out in fiscal year 2000, the Palm VII-TM- handheld computer provides wireless communications capabilities as well as personal information management features. With its advanced wireless technology and integrated antenna, the Palm VII product provides wireless access to the Internet through our innovative "Web clipping" technology. Applications for the Palm VII have been developed by leading Internet content providers such as ABC News, ESPN, E*Trade, The Wall Street Journal, Yahoo!, People Search, and many others. The Palm VII device can also send and receive e-mail messages and, with the appropriate applications and network configuration, can access data on corporate intranets. 3Com delivers wireless Internet access service directly to Palm VII product users for a monthly fee via the Palm.Net wireless communication service.

The entire family of Palm handheld computers are based on the Palm Computing operating system (OS), which is supported by over 17,000 independent software developers producing a variety of applications, utilities and games for the handheld products. We also license the Palm OS(TM) software to manufacturers and developers of other handheld devices such as personal digital assistants, bar code scanners, cellular phones and other communication devices.

NEW PRODUCTS

In fiscal 1999, we announced or delivered several new products and enhancements to refresh our traditional product lines and to enter new markets. These include:

NETWORK SYSTEMS PRODUCTS
   - ATM, cell-based and Gigabit Ethernet, packet-based versions of our CoreBuilder 9000 LAN core chassis switch
   - VPN solutions, which incorporate our PathBuilder and NETBuilder tunneling products and Total Control hub access products
   - Total Control IP telephony system for carriers, based on a three-tier architecture consisting of gatekeepers, back-end servers and gateways
   - Total Control multi-access platform to support wireless access to corporate VPNs for service providers running code division multiple access (CDMA)-based data networks; as well as 64 Kbps wireless data access speeds to service providers and their mobile subscribers
   - NBX 100 Communications System for LAN telephony, combining voice and data networks into one system
   - Total Control cable modem termination system (CMTS) and network management software for multi-service operators to use in deploying bi-directional cable Internet access systems
   - PathBuilder S400 WAN convergence switch, an all-in-one WAN system that integrates VPNs, voice/data convergence and multi-protocol routing
   - PathBuilder 200 voice access switch for adding voice to existing Frame Relay and IP-based wide area data networks

PERSONAL CONNECTIVITY PRODUCTS
   - U.S. Robotics-Registered Trademark- cable modem CMX, certified by CableLabs for Data Over Cable Service Interface Specification (DOCSIS) standards
   - DSL internal and external modems marketed under the 3Com, HomeConnect-TM-and OfficeConnect brands
   -   HomeConnect portable digital PC camera
   - LAN connectivity products including a Mini PC card for notebook computers and the EtherLink-Registered Trademark- 10/100 PCI NIC that offloads key networking tasks from Windows 2000 to the NIC's integrated processor
   - AirConnect-TM- 11 Megabits per second (Mbps) wireless LANs for mobile access to corporate networks from anywhere in the enterprise

HANDHELD COMPUTING PRODUCTS
   - Four handheld computers including the Palm III-TM-, Palm IIIx-TM-, Palm V-TM-, and wireless Palm VII devices
   -   The Palm.Net wireless communications services for Palm VII device

CUSTOMER SERVICE AND SUPPORT

3Com offers comprehensive worldwide service and support across all 3Com product lines. Our customer services include design, installation and maintenance on-site, by phone or across the Internet. Additionally, we provide a wide variety of training services, including on-site training and computer-based courses that allow customers to learn networking technologies at their own pace. We also offer 3Com Knowledgebase, a web-based customer-specific support system that gives customers and partners up-to-the-minute technical information and networking solutions. All of our Web services are accessible 24 hours a day, seven days a week, simplifying the management of multiple network locations across several time zones. This on-line support system allows customers to specify exactly what they need, communicate directly with technical support and receive information directly at the desktop. We support our customers internationally from more than 140 different locations, including eight technical call centers communicating with customers in more than 15 languages.

PRODUCT DEVELOPMENT

3Com's research and development expenditures in fiscal years 1999, 1998 and 1997 were $635.8 million, $581.6 million and $502.5 million, respectively. Our research and development expenditures span efforts to create new types of products and classes of service as well as to expand and improve our current product lines.

More recently, we are focusing a higher percentage of our research and development investments in the following high-growth or emerging areas:

   -   Handheld Computing
   -   IP and LAN Telephony (VoIP and LAN Telephony)
   -   Broadband Access (primarily data-over-cable and DSL)
   -   Wireless Access
   -   Home Networking

We have a strong history of incorporating proprietary application specific integrated circuits (ASICs) into our products to provide key functions, cost efficiency and the capacity for future upgrades. Customers can benefit from new technologies and enhanced capabilities through inexpensive, simple software upgrades rather than expensive, disruptive hardware replacements. In addition, ASICs facilitate higher density platforms - critical in certain applications, such as high-speed Layer 3 switching - and are less costly to manufacture. We incorporate ASIC technology into many of our products, including NICs, switches, hubs, routers and remote access equipment. For example, our recent acquisition of certain assets of ICS provides us with silicon design technology and intellectual property that we can use to significantly reduce development time and lower production costs of semiconductor chips for our broad range of current and future products.

MARKETS AND CUSTOMERS

Our customers range from individual consumers of personal electronics to large global corporations to communications services providers of all forms and sizes. Business enterprise customers include companies in a wide variety of industries, including finance, health care, manufacturing, telecommunications, government, education, and retail.

Around the world, we serve our customers through both direct and indirect sales channels. Our primary method of distribution is the indirect channel, which includes systems integrators, value-added resellers (VARs), national resellers and dealers, distributors, OEMs, and PC OEMs. 3Com fosters these relationships with incentive and training programs that have earned special recognition within the industry. Certain products, such as analog and broadband modems, NICs, handheld computers, hubs and low-end switches are also sold through electronics catalogs and retailers. Palm handheld computing products are also sold on-line to customers through the Internet.

Our strong indirect channel presence enables customers to purchase 3Com solutions through their preferred supplier. Our retail and reseller distribution channels provide ready access to the wide array of 3Com products and solutions on a worldwide basis. We also work directly with end users in the large enterprise and carrier markets to establish long-term customer relationships.

Our sales strategy encourages broad market coverage by allowing our sales personnel to create demand for 3Com's products while giving customers the flexibility to choose the most appropriate delivery channels. For the year ended May 28, 1999, Ingram Micro Inc. and Tech Data Corporation accounted for 17 percent and 12 percent of our total sales, respectively. For the years ended May 31, 1998 and 1997, Ingram Micro accounted for 14 percent and 13 percent of our total sales, respectively.

INTERNATIONAL OPERATIONS

We market our products globally, primarily through subsidiaries, sales offices and relationships with OEMs and distributors with local presence in all significant global markets. Outside the U.S., we have significant research and development groups in the UK, Ireland, France and Israel. We have manufacturing facilities in Ireland and Singapore. We maintain sales offices in 49 countries outside the U.S.

BACKLOG

3Com manufactures its products based upon its forecast of worldwide customer demand and builds finished products in advance of receiving firm orders from its customers. Orders are generally placed by the customer on an as-needed basis and products are usually shipped within one to four weeks after receipt of an order. Orders generally may be canceled or rescheduled by the customer without significant penalty. Accordingly, we do not maintain a substantial backlog, and backlog as of any particular date is not indicative of 3Com's future sales.

MANUFACTURING

We use a combination of in-house manufacturing and independent contract manufacturers to produce our products. 3Com operates manufacturing facilities in Santa Clara, California; Mount Prospect and Rolling Meadows, Illinois; Marlborough, Massachusetts; Salt Lake City, Utah; Blanchardstown, Ireland; and Changi, Republic of Singapore. Purchasing, mechanical assembly, burn-in, testing, final assembly, and quality assurance functions are performed at all of these facilities.

COMPETITION

3Com's competitors range from large telecommunications equipment companies and well-capitalized computer systems and communications companies, to start-up companies focused on certain niches of the networking market.

The network systems market is characterized by a few broad-based suppliers offering multiple product lines as well as several companies with specialized product offerings. Principal competitors in the network systems market include Alcatel, Cisco Systems, Intel, Lucent Technologies, Motorola, Nortel Networks and Siemens.

Competitors in the personal connectivity market include Boca Research, Conexant Systems (formerly Rockwell), D-Link, Diamond Multimedia, Intel, Lucent Technologies and Xircom. In addition, 3Com expects increasing competition from companies, including Intel, who could potentially incorporate networking, communications, and other computer processing functions onto a single chip. In the emerging broadband cable and DSL modem market, 3Com's competitors include Alcatel, Cisco Systems, Com21, General Instruments, Motorola, Nortel Networks, RCA, and Sony Corporation.

In the handheld computing market, our competition includes both device manufacturers and companies that license competing operating systems to those manufacturers. Competitive device manufacturers in this market include Casio, Compaq, Hewlett-Packard, Olivetti, Phillips, Psion and Sharp. Competitors who license their operating system to hardware manufacturers of handheld computers include Microsoft Corporation and Symbian (the joint venture of Ericsson, Motorola, Nokia and Psion).

INTELLECTUAL PROPERTY AND RELATED MATTERS

The quality of 3Com's innovation is reflected in a substantial portfolio of patents covering a wide variety of networking technologies. This ownership of core networking technologies creates opportunities to leverage our engineering investments and develop more integrated products for simpler, more powerful and more innovative networking solutions for customers.

3Com relies on U.S. and foreign patents, copyrights, trademarks and trade secrets, to establish and maintain proprietary rights in our technology and products. We have an active program to file applications for and obtain patents in the U.S. and in selected foreign countries where a potential market for our products exists. Our general policy has been to seek patent protection for those inventions and improvements likely to be incorporated in our products or that we otherwise expect to be valuable. As of May 28, 1999, we had 228 U.S. patents (including 214 utility patents and 14 design patents) and 60 foreign patents. During fiscal 1999, 3Com filed 429 patent applications in the U.S. Numerous patent applications are currently pending in the U.S. and other countries that relate to our research and development. 3Com also has patent cross license agreements with other companies.

3Com has registered 98 trademarks in the U.S. and has registered 64 trademarks in one or more of 75 foreign countries. Numerous applications for registration of domestic and foreign trademarks are currently pending.

EMPLOYEES

As of May 28, 1999, 3Com had 13,027 full time employees, of whom 3,184 were employed in engineering, 4,141 in sales, marketing and customer service, 3,465 in manufacturing and 2,237 in finance and administration. Our employees are not represented by a labor organization, and we consider our employee relations to be satisfactory.

ITEM 2.  PROPERTIES

3Com operates in a number of locations worldwide. In fiscal 1999, we had several significant real estate activities.

During the fourth quarter of fiscal 1999, we leased a new 540,000 square foot office complex in Marlborough, Massachusetts. The new campus consolidates general administration, research and development and manufacturing operations formerly conducted in five separate facilities. The site will support expansion of approximately 660,000 square feet to accommodate future growth. The lease expires in August 2002, with an option to extend the lease term for two successive periods of five years each. We have an option to purchase the property for $86.0 million, or at the end of the lease arrange for the sale of the property to a third party with 3Com retaining an obligation to the owner for the difference between the sale price and $86.0 million, subject to certain provisions of the lease.

During the third quarter of fiscal 1999, we leased three additional buildings totaling approximately 300,000 square feet at our Santa Clara, California headquarters site. The lease expires in August 2002, with an option to extend the lease term for two successive periods of five years each. We have an option to purchase the property for $83.6 million, or at the end of the lease arrange for the sale of the property to a third party with 3Com retaining an obligation to the owner for the difference between the sale price and $83.6 million, subject to certain provisions of the lease.

During the second quarter of fiscal 1999, we recognized a gain of $4.2 million following the resolution of certain contingencies associated with the sale of a 33 acre parcel near 3Com's Santa Clara headquarters in fiscal 1998. This was in addition to a gain of $15.8 million recognized during the fourth quarter of fiscal 1998. 3Com retained an adjacent 39-acre parcel of land for future development of potentially 1.6 million square feet.

We completed the expansion of our Rolling Meadows, Illinois facility during the first quarter of fiscal 1999 and consolidated the operations of several Chicago area sites into this 510,000 square foot building. We purchased this 40 acre site for $38.3 million in fiscal 1998. This site can support future development of up to 1.1 million additional square feet.

3Com's primary locations include the following:

     Location                 Sq. Ft.            Owned/Leased         Primary Use
     --------                 -------            ------------         -----------
     United States -         1,352,000              Leased            Corporate headquarters, office, customer service,
     San Francisco                                                    research and development, manufacturing,
     Bay Area (1)                                                     distribution and computer center

                               120,000               Owned            Office and customer service

     United States -         1,149,000               Owned            Office, research and development, customer service
     Chicago Area                                                     and manufacturing

                               443,000                Owned           Property vacant; held for sale

     United States -           615,000              Leased            Office, research and development, customer service,
     Boston Area                                                      manufacturing and distribution

     United States -           341,000               Owned            Office, research and development and manufacturing
     Salt Lake City

     Asia Pacific -            333,000              Leased            Office, manufacturing and distribution
     Singapore

     Europe -                  307,000               Owned            Office, research and development and manufacturing
     Ireland

     Europe -                  230,000               Owned            Office, research and development and customer
     UK                                                               service

                                60,000               Leased           Office

(1) 3Com also owns approximately 39 acres of land in the San Francisco Bay Area for future development.

ITEM 3.  LEGAL PROCEEDINGS

We are a party to lawsuits in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We believe that we have defenses in each of the cases set forth below and are vigorously contesting each of these matters. An unfavorable resolution of one or more of the following lawsuits could adversely affect our business, results of operations or financial condition.

SECURITIES LITIGATION
On March 24 and May 5, 1997, securities class action lawsuits, captioned HIRSCH V. 3COM CORPORATION, ET AL., Civil Action No. CV764977 (HIRSCH), and KRAVITZ V. 3COM CORPORATION, ET AL., Civil Action No. CV765962 (KRAVITZ), respectively, were filed against 3Com and certain of its officers and directors in the California Superior Court, Santa Clara County. The complaints allege violations of Sections 25400 and 25500 of the California Corporations Code and seek unspecified damages on behalf of a purported class of purchasers of 3Com common stock during the period from September 24, 1996 through February 10, 1997. The actions are in discovery. No trial date has been set.

On February 10, 1998, a securities class action, captioned EUREDJIAN V. 3COM CORPORATION, ET AL., Civil Action No. C-98-00508CRB (EUREDJIAN), was filed against 3Com and several of its present and former officers and directors in United States District Court for the Northern District of California asserting the same class period and factual allegations as the HIRSCH and KRAVITZ actions. The complaint alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages. The plaintiffs have filed an amended complaint. 3Com has filed an answer to the amended complaint. No trial date has been set.

In December 1997, a securities class action, captioned REIVER V. 3COM CORPORATION, ET AL., Civil Action No. C-97-21083JW (REIVER), was filed in the United States District Court for the Northern District of California. Several similar actions have been consolidated into this action, including FLORIDA STATE BOARD OF ADMINISTRATION AND TEACHERS RETIREMENT SYSTEM OF LOUISIANA V. 3COM CORPORATION, ET AL., Civil Action No. C-98-1355. On August 17, 1998, the plaintiffs filed a consolidated amended complaint which alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and which seeks unspecified damages on behalf of a purported class of purchasers of 3Com common stock during the period from April 23, 1997 through November 5, 1997. In July 1999, the court dismissed the complaint and granted the plaintiffs the right to file an amended complaint.

In October 1998, a securities class action lawsuit, captioned ADLER V. 3COM CORPORATION, ET AL., Civil Action No. CV777368 (ADLER), was filed against 3Com and certain of its officers and directors in the California Superior Court, Santa Clara County, asserting the same class period and factual allegations as the REIVER action. The complaint alleges violations of Sections 25400 and 25500 of the California Corporations Code and seeks unspecified damages. The action is in discovery. No trial date has been set.

In January 1998, two purported shareholder complaints relating to 3Com's June 1997 merger with U.S. Robotics, captioned STANLEY GROSSMAN V. 3COM CORPORATION, ET AL., Civil Action No. CV771335, and JASON V. 3COM CORPORATION, ET AL., Civil Action No. CV771713, were filed in California Superior Court, Santa Clara County. The actions alleged that 3Com, several of its officers and directors, and several former U.S. Robotics officers violated Sections 11 and 15 of the Securities Act of 1933 by making alleged misrepresentations and omissions in a May 8, 1997 registration statement. The complaints sought damages in an unspecified amount on behalf of a purported class of persons who received 3Com stock during the merger pursuant to the registration statement. On September 25, 1998, the Delaware Chancery Court issued an injunction preventing the plaintiffs from proceeding with these actions, finding that the plaintiffs' claims are barred by a settlement in a prior action. On March 15, 1999, the Delaware Chancery Court issued an order denying a motion by the plaintiffs to set aside the settlement in the prior action. Pursuant to these rulings, these actions have been dismissed by the California court.

In February 1998, a shareholder derivative action purportedly on behalf of 3Com, captioned, WASSERMAN V. BENHAMOU, ET AL., Civil Action No. 16200-NC, was filed in Delaware Chancery Court. The complaint alleged that 3Com's directors breached their fiduciary duties to 3Com by engaging in alleged wrongful conduct from mid-1996 through November 1997, including the conduct complained of in the securities litigation described above. 3Com was named solely as a nominal defendant, against whom the plaintiff sought no recovery. This action has been dismissed by the court.

In October 1998, two shareholder derivative actions purportedly on behalf of 3Com, captioned SHAEV V. BARKSDALE, ET AL., Civil Action No. 16721-NC, and BLUM V. BARKSDALE, ET AL., Civil Action No. 16733-NC, were filed in Delaware Chancery Court. The complaints allege that 3Com's directors breached their fiduciary duties to 3Com through the issuance of and disclosures concerning director stock options. 3Com is named solely as a nominal defendant, against whom the plaintiffs seek no recovery. 3Com and the individual defendants have filed a motion to dismiss these actions.

On May 11, 1999, a securities class action, captioned GAYLINN V. 3COM CORPORATION, ET AL., Civil Action No. C-99-2185 MMC (GAYLINN), was filed against 3Com and several of its present and former officers and directors in United States District Court for the Northern District of California. Soon thereafter, a number of additional complaints were filed in the Northern District of California containing factual allegations similar to that in GAYLINN. The GAYLINN complaint alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class of purchasers of 3Com common stock during the period from September 22, 1998 through March 2, 1999. The actions are in the process of being consolidated.

INTELLECTUAL PROPERTY LITIGATION
On April 28, 1997, Xerox Corporation filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the United States District Court for the Western District of New York. The case is now captioned:
XEROX CORPORATION V. U.S. ROBOTICS CORPORATION, U.S. ROBOTICS ACCESS CORP., PALM COMPUTING, INC. AND 3COM CORPORATION, Civil Action No. 97-CV-6182T. The complaint alleges willful infringement of a United States patent relating to computerized interpretation of handwriting. The complaint further seeks for unspecified damages and injunctive relief. Xerox has asserted that Graffiti-Registered Trademark- software and certain products of Palm Computing, Inc. infringe the patent. On June 25, 1999, the Court stayed the action pending reexamination of the patent by the U.S. Patent and Trademark Office.

CONSUMER LITIGATION
A consumer class action pending against 3Com and U.S. Robotics in the California Superior Court, Marin County, BENDALL, ET AL. V. U.S. ROBOTICS CORPORATION, ET AL., Civil Action No. 170441, arising out of the purchase of x2-TM- products and products upgradeable to x2 technology, was coordinated with a previously filed individual action in the California Superior Court, San Francisco County, INTERVENTION INC. V. U.S. ROBOTICS CORPORATION, Civil Action No. 984352. The Coordination Proceeding (Case number CV769903) is pending in the California Superior Court, Santa Clara County. Two consumer class action lawsuits pending against 3Com and U.S. Robotics in Cook County, Illinois arising out of the same facts as those alleged in the California cases are stayed, LIPPMAN, ET AL. V. 3COM, Civil Action No. 97 CH 09773, AND MICHAELS, ET AL. V. U.S. ROBOTICS ACCESS CORPORATION, ET AL., Civil Action No. 97 CH 14417. On July 27, 1999, the Santa Clara County Superior Court granted final approval of a settlement agreement in the California Coordination Proceeding. The cost of this settlement was immaterial to our consolidated financial statements. The BENDALL and INTERVENTION actions were dismissed with prejudice on July 27, 1999. Under the terms of the Coordination Proceeding settlement agreement, the plaintiffs in the LIPPMAN and MICHAELS actions are to voluntarily dismiss their cases on or before August 26, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF 3COM CORPORATION

The following table lists the names, ages and positions held by all executive officers of 3Com. There are no family relationships between any director or executive officer and any other director or executive officer of 3Com. Executive officers serve at the discretion of the board of directors.

         NAME                             AGE          POSITION
         ----                             ---          --------
     Eric A. Benhamou                     43           Chairman and Chief Executive Officer

     Bruce L. Claflin                     47           President and Chief Operating Officer

     Irfan Ali                            35           Senior Vice President and General Manager, Carrier Systems
                                                       Group

     Ralph B. Godfrey                     59           Senior Vice President, e-Commerce

     Jef Graham                           43           Senior Vice President and General Manager, Personal Connectivity
                                                       Business Unit

     John H. Hart                         53           Senior Vice President, Chief Technical Officer

         NAME                             AGE          POSITION
         ----                             ---          --------
     Randy R. Heffner                     49           Senior Vice President, Manufacturing Operations

     Richard W. Joyce                     43           Senior Vice President, Worldwide Sales

     Alan J. Kessler                      41           President, Palm Computing

     Edgar Masri                          41           Senior Vice President and General Manager,
                                                       Network Systems Business Unit

     John McClelland                      54           Senior Vice President, Supply Chain Operations

     Mark D. Michael                      48           Senior Vice President-Legal and Government Relations, General
                                                       Counsel and Secretary

     Eileen Nelson                        52           Senior Vice President, Corporate Services

     Christopher B. Paisley               47           Senior Vice President, Finance and Chief
                                                       Financial Officer

     Janice M. Roberts                    43           Senior Vice President, Marketing
                                                       and Business Development

     Steve Rowley                         40           Senior Vice President, Americas Sales

     David H. Starr                       47           Senior Vice President and Chief Information Officer

Eric A. Benhamou has been our Chief Executive Officer since September 1990 and served as our President from April 1990 through August 1998. Mr. Benhamou became our Chairman of the board of directors in July 1994. Mr. Benhamou served as our Chief Operating Officer from April 1990 through September 1990. From October 1987 through April 1990, Mr. Benhamou held various general management positions within 3Com. Mr. Benhamou serves as Chairman of the board of directors of Cypress Semiconductor, Inc. and as a director of Legato Systems, Inc. Mr. Benhamou is a member of President Clinton's Information Technology Advisory Council.

Bruce L. Claflin has been our President and Chief Operating Officer since August 1998. Prior to joining 3Com, Mr. Claflin worked for Digital Equipment Corporation ("DEC") from October 1995 to June 1998. From July 1997 to June 1998, he was Senior Vice President and General Manager, Sales and Marketing at DEC and prior to that he served as Vice President and General Manager of DEC's Personal Computer Business Unit from October 1995 to June 1997. From April 1973 to October 1995, Mr. Claflin held a number of senior management and executive positions at International Business Machines Corporation ("IBM").

Irfan Ali has been the Senior Vice President and General Manager of our Carrier Systems Group since March 1999. From October 1997 to March 1999 he was Vice President, Worldwide Marketing of our Carrier Systems. Prior to joining 3Com, Mr. Ali worked for Newbridge Networks, Inc., where he was Vice President, Marketing from July 1995 to October 1997 and Assistant Vice President, Fast Packet Networks from July 1993 to June 1995. Prior to working at Newbridge Networks, Inc., Mr. Ali was Senior Manager, Market Development for Strategic Technology at Northern Telecom, Inc. from July 1991 to July 1993. From August 1987 to July 1991, Mr. Ali was a Senior Member of the Scientific Staff at Bell-Northern Research.

Ralph B. Godfrey has been our Senior Vice President, e-Commerce since June 1999. From June 1998 to June 1999 he was Senior Vice President of Sales for the Americas. From June 1997 to June 1998, Mr. Godfrey was Senior Vice President, Client Access Products, Americas Sales. Mr. Godfrey was Senior Vice President, Global Channel Sales from August 1996 to May 1997. From June 1993 to July 1996, Mr. Godfrey was Vice President, Channel Sales - North America. Mr. Godfrey joined 3Com in June 1990 as Vice President, U.S. Sales, a position he held through May 1993. Mr. Godfrey serves as a director of Rockford Corporation.

Jef Graham has been our Senior Vice President and General Manager of our Personal Connectivity Business Unit since April 1999. Mr. Graham joined 3Com in August 1995 as Vice President and General Manager of the Mobile Communications Division. Prior to joining 3Com, he was President and Chief Executive Officer of Trident Systems, Inc. from May 1993 to July 1995. From July 1978 to April 1993, Mr. Graham held various general management, sales and marketing positions around the world for Hewlett-Packard Company.

John H. Hart has been our Senior Vice President and Chief Technical Officer since August 1996. From the time Mr. Hart joined 3Com in September 1990 until July 1996, he was Vice President and Chief Technical Officer. Prior to joining 3Com, Mr. Hart worked for Vitalink Communications Corporation from June 1983 to August 1990, where his most recent position was Vice President of Network Products.

Randy R. Heffner has been our Senior Vice President, Manufacturing Operations since June 1997. From July 1992 through May 1997, Mr. Heffner was the Vice President of Manufacturing for our Personal Connectivity Operations. Prior to joining 3Com, Mr. Heffner worked for NeXT Computer, Inc. as Vice President of Manufacturing from March 1987 to January 1992. Mr. Heffner worked for Hewlett-Packard Company from August 1974 to February 1987 in a variety of materials management and production control positions.

Richard W. Joyce has been our Senior Vice President, Worldwide Sales since June 1998. Previously, Mr. Joyce had been Senior Vice President, Remote Access Products Division since June 1997. Mr. Joyce was Senior Vice President, New Business Operations from August 1996 to June 1997. From June 1995 through July 1996, Mr. Joyce was Vice President, New Business Operations. From June 1993 to June 1995, Mr. Joyce served as Vice President, Sales Europe and Asia Pacific Rim. From January 1990 to June 1995, Mr. Joyce served as President, 3Com Europe Limited.

Alan J. Kessler has been President of our Palm Computing subsidiary since July 1999. From June 1998 to June 1999, Mr. Kessler served as our Senior Vice President, Global Customer Service. From June 1997 to June 1998, Mr. Kessler was Senior Vice President, Enterprise Systems Business Unit, Global Sales and Service. From August 1996 to May 1997, Mr. Kessler was Senior Vice President of our Global Systems Sales and Services. From June 1995 to July 1996, Mr. Kessler served as Vice President, Customer Service Operations.
From June 1993 to June 1995, Mr. Kessler served as Vice President, Systems Sales - North America. From May 1991 through May 1993, Mr. Kessler served as Vice President and General Manager, Network Systems Division. Mr. Kessler joined 3Com in October 1985.

Edgar Masri has been our Senior Vice President and General Manager, Network Systems Business Unit since June 1998. From September 1995 to May 1998, Mr. Masri served as Vice President and General Manager, Premises Distribution Division. Mr. Masri was Director of Marketing, Premises Distribution Division from July 1992 to September 1995 prior to becoming General Manager. He has held several marketing director positions for 3Com product lines and management roles in the fields of business development, engineering and project management. Mr. Masri joined 3Com in December 1985.

John McClelland has been our Senior Vice President, Supply Chain Operations since April 1999. Prior to joining 3Com, Mr. McClelland was Chief Industrial Officer for the Philips Consumer Electronics division of Philips International, B.V. from November 1998 to March 1999. Mr. McClelland was Vice President of Manufacturing and Distribution at DEC from February 1995 to October 1998. From October 1968 to January 1995, Mr. McClelland held various management positions at IBM. Most recently at IBM, he held the position of V.P. Manufacturing and Distribution, IBM PC Co. from April 1994 to January 1995.

Mark D. Michael has been our Senior Vice President-Legal and Government Relations, General Counsel, and Secretary since May 1999. Mr. Michael served as Senior Vice President, Legal, General Counsel and Secretary from September 1997 to April 1999. Mr. Michael joined 3Com in 1984 as Counsel, was named Assistant Secretary in 1985, and General Counsel in 1986. In 1989, Mr. Michael was named Corporate Secretary, and became a Vice President in 1991. Prior to joining 3Com, Mr. Michael was engaged in the private practice of law with law firms in Honolulu, Hawaii from 1977 to 1981 and in San Francisco, California from 1981 to 1984.

Eileen Nelson has been our Senior Vice President, Corporate Services since July 1998. From April 1997 to July 1998, Ms. Nelson served as our Vice President, Enterprise Systems, Human Resources. From 1988 to April 1997, Ms. Nelson held various Human Resources director level roles at 3Com. Prior to joining 3Com, Ms. Nelson served as Director, Human Resources for Tandon Corporation from 1985 to 1988. From 1983 to 1985, Ms. Nelson was the Vice President, Human Resources and Administration at Davong Systems.

Christopher B. Paisley has been our Senior Vice President, Finance and Chief Financial Officer since August 1996. From the time Mr. Paisley joined 3Com in 1985 until July 1996, he was Vice President, Finance and Chief Financial Officer. From 1982 to 1985, Mr. Paisley was Vice President of Finance of Ridge Computers. From 1977 to 1982, Mr. Paisley held a variety of finance and accounting positions at Hewlett-Packard Company. Mr. Paisley serves as a director of Applied Digital Access, Inc.

Janice M. Roberts has been our Senior Vice President, Marketing and Business Development since August 1996. From June 1997 to March 1999, Ms. Roberts was also responsible for the Palm Computing Business Unit and New Business Initiatives. From June 1992 through July 1996, Ms. Roberts was Vice President, Marketing. From February 1994 to June 1995, Ms. Roberts also served as General Manager, Personal Office Division. From February 1992 until June 1992, Ms. Roberts was Vice President and General Manager, Premises Distribution Division. During the period January 1989 to February 1992, Ms. Roberts served as Director of BICC Technologies Limited and President of BICC Technologies, Inc. and BICC Communications, Inc. She was also Chairman and Managing Director of BICC Data Networks Limited.

Steve Rowley has been our Senior Vice President, Americas Sales since June 1999. Mr. Rowley served as Vice President, 3Com Europe from April 1998 to June 1999. From June 1997 to April 1998, Mr. Rowley served as Vice President, 3Com European Enterprise Systems. From May 1996 to June 1997, Mr. Rowley served as Vice President of Europe Sales. Before joining 3Com, Mr. Rowley was General Manager and Marketing Director of Cellnet from 1994 to 1996. From 1984 to 1994, Mr. Rowley held various positions at IBM. Most recently at IBM, he held the position of Director of the Personal Computer Company.

David H. Starr has been our Senior Vice President and Chief Information Officer (CIO) since August 2, 1999. Prior to joining 3Com, Mr. Starr was the CIO at Knight-Ridder from June 1998 to July 1999. From June 1997 to June 1998, Mr. Starr was the CIO at Reader's Digest. Prior to Reader's Digest, Mr. Starr was CIO for ITT Corporation from May 1994 to June 1997.

                        PART II

ITEM 5.  MARKET FOR 3COM CORPORATION'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     Fiscal 1999            High               Low            Fiscal 1998           High            Low
     -----------            ----               ---            -----------           ----            ---
     First Quarter         $32 13/16         $22 15/16        First Quarter        $59 11/16        $43 3/16
     Second Quarter         42 1/8            23 1/8          Second Quarter        56 3/4           28 1/2
     Third Quarter          51 1/8            30 1/16         Third Quarter         39 1/8           28 3/8
     Fourth Quarter         31 1/4            20              Fourth Quarter        38               25 1/4

Our common stock has been traded in the Nasdaq stock market under the symbol COMS since our initial public offering on March 21, 1984. The preceding table sets forth the high and low sales prices as reported on the Nasdaq stock market during the last two years. As of May 28, 1999, we had approximately 7,183 stockholders of record. 3Com's credit agreement permits payment of cash dividends subject to certain limitations based on net income levels of 3Com. However, 3Com has not paid and does not anticipate that it will pay cash dividends on its common stock.

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

                                                                         Years ended
                                    -------------------------------------------------------------------------------------------
(In thousands, except                       May 28,          May 31,           May 31,           May 31,            May 31,
per share and employee data)                 1999             1998              1997              1996               1995
----------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
Sales                                     $5,772,149         $5,420,367        $5,606,077        $4,284,508         $2,479,760
Net income                                   403,874             30,214           500,533           347,875            210,510
Net income per share:
   Basic                                       $1.12              $0.09             $1.51             $1.10              $0.72
   Diluted                                      1.09               0.08              1.42              1.02               0.66

----------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------

Total assets                              $4,495,389         $4,080,520        $3,565,841        $2,592,400         $1,734,433
Working capital                            2,221,290          1,950,757         1,574,223         1,242,095            938,672
Long-term obligations                         37,707             40,358           170,652           169,536            181,872
Retained earnings                          1,403,709          1,079,775         1,049,561           691,850            348,647
Stockholders' equity                       3,196,455          2,807,495         2,228,344         1,650,675          1,058,119

Number of employees                           13,027             12,920            13,639            11,503              7,395

----------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------

Net income for fiscal 1999 included a net pre-tax charge of approximately $12.7 million ($0.03 per share) for purchased in-process technology and a net pre-tax credit of approximately $21.8 million ($0.04 per share) primarily associated with past merger activities. Net income for fiscal 1998 included a pre-tax charge of approximately $8.4 million ($0.02 per share) related to purchased in-process technology and a net pre-tax charge of approximately $253.7 million ($0.57 per share) for merger-related costs and disposition of real estate. Net income for fiscal 1997 included a pre-tax charge of approximately $54.0 million ($0.15 per share) for purchased in-process technology, a pre-tax charge of approximately $6.6 million ($0.02 per share) for merger-related costs, and a tax benefit of approximately $17.9 million ($0.05 per share) related to an acquisition. Net income for fiscal 1996 included a net pre-tax charge of approximately $106.4 million ($0.31 per share) for purchased in-process technology, a pre-tax charge of approximately $69.0 million ($0.14 per share) for merger-related costs, and a pre-tax charge of approximately $1.0 million (no per share impact) for a litigation settlement. Net income for fiscal 1995 included a net pre-tax charge of approximately $68.7 million ($0.13 per share) for purchased in-process technology, a net pre-tax charge of approximately $40.7 million ($0.10 per share) for merger-related costs, and a pre-tax credit of approximately $1.1 million (no per share impact) for a reduction in accrued restructuring costs. See notes to the consolidated financial statements for additional information on the above transactions for fiscal years 1999, 1998, and 1997. Excluding the non-recurring items noted above, net income and net income per share on a diluted basis would have been as follows:

                                                                         Years ended
                                    -------------------------------------------------------------------------------------------
(In thousands,                            May 28,           May 31,            May 31,           May 31,           May 31,
except per share data)                     1999              1998               1997              1996              1995
----------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
Net income excluding
    non-recurring items                     $397,746           $246,060          $543,196          $504,054           $284,699
Net income per share
   excluding non-
   recurring items                             $1.08              $0.67             $1.54             $1.47              $0.89

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

BUSINESS COMBINATIONS

3Com completed the following transactions during the fiscal year ended May 28, 1999:

- On March 5, 1999, 3Com acquired NBX Corporation (NBX). The aggregate purchase price of $87.8 million consisted of cash of approximately $75.4 million, assumption of stock options with a fair value of approximately $11.9 million, and $0.5 million of costs directly attributable to the completion of the acquisition. Approximately $5.6 million of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to 3Com's operations in the fourth quarter of fiscal 1999. After reflecting tax basis adjustments, this purchase resulted in approximately $94.4 million of goodwill and other intangible assets that are being amortized over estimated useful lives of two to seven years.

- On February 18, 1999, 3Com acquired certain assets of ICS Networking, Inc. (ICS), a wholly-owned subsidiary of Integrated Circuit Systems, Inc. for an aggregate purchase price of $16.1 million in cash including $0.1 million of costs directly attributable to the completion of the acquisition. Approximately $5.0 million of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to 3Com's operations in the third quarter of fiscal 1999. This purchase resulted in approximately $6.9 million of goodwill and other intangible assets that are being amortized over estimated useful lives of three to seven years.

- On February 8, 1999, 3Com acquired Smartcode Technologie SARL (Smartcode) for an aggregate purchase price of $17.4 million in cash including $0.2 million of costs directly attributable to the completion of the acquisition. Approximately $2.1 million of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to 3Com's operations in the third quarter of fiscal 1999. This purchase resulted in approximately $14.4 million of goodwill and other intangible assets that are being amortized over estimated useful lives of two to six years.

- On January 25, 1999, 3Com entered into a joint venture named ADMtek, Inc. (ADMtek). 3Com contributed approximately $5.3 million in cash for a 44 percent interest in the joint venture. Under the terms of the joint venture agreement, 3Com has certain rights to increase its ownership of the joint venture. Due to 3Com's ability to exercise significant influence over operating and financial policies of the joint venture, we have consolidated this joint venture since the date of our investment by including its full results in our consolidated balance sheet and consolidated statement of income and then excluding the portion of the net income/loss and equity related to the other venture partners.

- On November 6, 1998, 3Com acquired EuPhonics, Inc. (EuPhonics). The aggregate purchase price of $8.3 million consisted of cash of approximately $6.6 million, assumption of stock options with a fair value of approximately $1.5 million, and $0.2 million of costs directly attributable to the completion of the acquisition. The charge for purchased in-process technology associated with the acquisition was not material, and was included in research and development expenses in the second quarter of fiscal 1999. After reflecting tax basis adjustments, this purchase resulted in approximately $10.8 million of goodwill and other intangible assets that are being amortized over estimated useful lives of four years.

3Com completed the following acquisitions during the fiscal year ended May 31, 1998:

- On June 12, 1997, 3Com Corporation completed the merger with U.S. Robotics Corporation (U.S. Robotics), the leading supplier of products and systems for accessing information across the wide area network
     (WAN), including modems and remote access products. This merger was accounted for as a pooling-of-interests. 3Com issued approximately 158 million shares of its common stock in exchange for all outstanding common stock of U.S. Robotics. 3Com also assumed all options to purchase U.S. Robotics' stock, which were converted into options to purchase approximately 31 million shares of 3Com's common stock, pursuant to the terms of the merger.

     All financial data of 3Com presented in this Form 10-K have been restated to include the historical financial information of U.S. Robotics in accordance with generally accepted accounting principles and pursuant to Regulation S-X. The 3Com statement of income for the fiscal year ended May 31, 1997 has been combined with the U.S. Robotics statement of income for the period from July 1, 1996 through May 25, 1997. This combining methodology includes the last three reported quarters of U.S. Robotics, ended September 29, 1996, December 29, 1996, and March 30, 1997, and the months of April and May 1997. To reflect a complete 12-month year and a three-month fourth quarter and thereby enhance comparability of periodic reported results, U.S. Robotics' results of operations for the month ended March 30, 1997 are included in both the three-month period ended March 30, 1997 and the three-month period ended May 25, 1997. This presentation has the effect of including U.S. Robotics' results of operations for the three-month period ended September 29, 1996 in both the combined years ended May 31, 1997 and 1996, and reflects sales of $611.4 million and net income of $13.5 million. The aggregate of net income for the three-month period ended September 29, 1996 of $13.5 million and the one-month period ended March 30, 1997 of $112.9 million has been reported as a decrease to 3Com's fiscal 1997 retained earnings. 3Com's balance sheet as of May 31, 1997 was combined with U.S. Robotics' balance sheet as of May 25, 1997. The combining periods are as follows:

                                           FISCAL 1997 QUARTERLY PERIODS
                           ----------------------------------------------------------

                           Q1'97            Q2'97             Q3'97             Q4'97
                           -----            -----             -----             -----
     3Com                 Aug `96           Nov `96          Feb `97           May `97
     U.S. Robotics        Sept `96          Dec `96          Mar `97           May `97*

     *Three-month period which includes March, April, and May.

     The results of operations for the fiscal year ended May 31, 1998 contain the combined results of both 3Com and U.S. Robotics for the entire 12 months.

- On March 2, 1998, 3Com purchased Lanworks Technologies, Inc. (Lanworks), for approximately $13.0 million in cash. Approximately $8.4 million of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use, and was charged to 3Com's operations in the fourth quarter of fiscal 1998.

3Com completed the following acquisitions during the fiscal year ended May 31, 1997:

- On October 31, 1996, we acquired OnStream Networks, Inc. (OnStream), a provider of asynchronous transfer mode (ATM) and broadband WAN and access products. The acquisition was accounted for as a pooling-of-interests.

- U.S. Robotics acquired distributors in Korea, Japan, Australia, and Sweden, for an aggregate purchase price of $13.4 million in cash, net of cash acquired, and issuance of stock with a fair value of $0.1 million, all of which were accounted for as purchases.

- On August 29, 1996, U.S. Robotics acquired Scorpio Communications, Ltd. (Scorpio) in a purchase transaction. Scorpio was a designer, manufacturer and marketer of scalable, fully redundant, fault tolerant ATM switches that targeted workgroup local area network (LAN), corporate backbone and WAN access environments.

See notes to consolidated financial statements for additional information about these business combinations.

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal years indicated, the percentage of total sales represented by the line items reflected in 3Com's consolidated statements of income:

                                                                                             Years Ended
                                                                         ----------------------------------------------------
                                                                              May 28,           May 31,           May 31,
                                                                               1999              1998              1997
                                                                         ---------------  -----------------  ----------------
Sales....................................................................     100.0%             100.0%           100.0%
Cost of sales............................................................      53.5               54.6             52.1
                                                                              -----              -----            -----
Gross margin.............................................................      46.5               45.4             47.9
Operating expenses:
    Sales and marketing..................................................      22.0               23.0             19.3
    Research and development.............................................      11.0               10.7              9.0
    General and administrative...........................................       4.5                5.0              4.4
    Non-recurring charges:
       Purchased in-process technology...................................       0.2                0.2              1.0
       Merger-related charges (credits) and other........................      (0.4)               4.7              0.1
                                                                              -----              -----            -----
Total operating expenses.................................................      37.3               43.6             33.8
                                                                              -----              -----            -----
Operating income.........................................................       9.2                1.8             14.1
Interest and other income, net...........................................       0.9                0.3              0.2
                                                                              -----              -----            -----
Income before income taxes...............................................      10.1                2.1             14.3
Income tax provision.....................................................       3.1                1.6              5.4
Equity interest in loss of consolidated joint venture....................        -                  -                -
                                                                               ----               ----             ----
Net income..............................................................        7.0%               0.5%             8.9%
                                                                               ====               ====            ====
Excluding non-recurring charges:
    Total operating expenses............................................       37.5%              38.7%            32.7%
    Operating income....................................................        9.0                6.7             15.2
    Net income..........................................................        6.9                4.5              9.7

COMPARISON OF FISCAL YEARS ENDED MAY 28, 1999 AND MAY 31, 1998

SALES

Fiscal 1999 sales totaled $5.77 billion, an increase of six percent from fiscal 1998 sales of $5.42 billion.

NETWORK SYSTEMS. Sales of network systems products (e.g., switches, hubs, remote access concentrators, routers and customer service and support) in fiscal 1999 were $2.61 billion, an increase of 11 percent from fiscal 1998 sales of $2.35 billion. The increase in network systems products sales when compared to fiscal 1998 was primarily due to growth in workgroup switching product sales, customer service sales, and the introduction of our CoreBuilder 9000 enterprise switch, partially offset by a decrease in certain other enterprise systems products. Sales of network systems products represented 45 percent of total sales in fiscal 1999 compared to 43 percent of total sales in fiscal 1998.

PERSONAL CONNECTIVITY. Sales of personal connectivity products (e.g., desktop network interface cards (NICs), desktop modems, and personal computers (PC) cards for mobile computers) in fiscal 1999 were $2.59 billion, a decrease of eight percent from fiscal 1998 sales of $2.81 billion. The decline in personal connectivity sales when compared to fiscal 1998 was primarily due to lower sales of desktop analog modems. Sales of personal connectivity products represented 45 percent of total sales in fiscal 1999 compared to 52 percent of total sales in fiscal 1998.

HANDHELD COMPUTING. Sales of handheld computing products in fiscal 1999 were $569.9 million, an increase of 116 percent when compared to fiscal 1998 sales of $264.4 million. The increase in handheld computing sales when compared to fiscal 1998 was due to increased market acceptance of our products and expansion of the market for handheld computing. Sales of handheld computing products represented 10 percent of total sales in fiscal 1999 compared to five percent of total sales in fiscal 1998.

3Com's sales in fiscal 1999 were primarily impacted by the transformation of our business mix. Historically, a significant portion of our sales has been derived from desktop NICs, analog modems, and stackable hubs, which have entered the mature phase of their product life cycles. Sales in these product markets are flat to declining, because these products are particularly sensitive to price competition, are beginning to be replaced by newer technologies, and are increasingly being distributed through the PC original equipment manufacturer
(OEM) channel which carries lower average selling prices. Further, our sales of NICs and modems are highly correlated with sales in the PC market. While the overall PC market continues to grow, sales of low-end PCs are growing faster than high-end PCs. Lower priced PCs are not typically sold with high performance NICs and modems such as those offered by 3Com. 3Com's aggregate sales increased on a year-over-year basis primarily because of growth in handheld computing and workgroup switching.

U.S. sales represented 53 percent of total sales in fiscal 1999 compared to 55 percent in fiscal 1998 and increased four percent when compared to fiscal 1998. International sales in fiscal 1999 increased nine percent when compared to fiscal 1998. Historically, the Asia Pacific and Latin American regions have been high growth regions for the networking industry and 3Com. We believe that fiscal 1999 sales were impacted by the economic turmoil that occurred in these markets. Fiscal 1999 sales in the Asia Pacific region increased by only one percent when compared to fiscal 1998. In addition, sales in the Latin American region decreased by 12 percent when compared to fiscal 1998.

GROSS MARGIN
Gross margin as a percentage of sales was 46.5 percent in fiscal 1999, compared to 45.4 percent in fiscal 1998. The year-over-year gross margin improvement came from virtually all product lines and was primarily the result of product cost reductions, increased mix of certain higher margin network systems products, improved inventory management and improved manufacturing capacity utilization.

OPERATING EXPENSES
Operating expenses in fiscal 1999 were $2.15 billion, or 37.3 percent of sales, compared to $2.36 billion, or 43.6 percent of sales in fiscal 1998. Excluding a purchased in-process technology charge of $12.7 million and a credit of $21.8 million for merger-related and other primarily associated with the U.S. Robotics merger, operating expenses would have been $2.16 billion, or 37.5 percent of sales for fiscal 1999. Excluding a purchased in-process technology charge of $8.4 million and a charge of $253.7 million for merger-related and other primarily associated with the U.S. Robotics merger, operating expenses would have been $2.10 billion, or 38.7 percent of sales for fiscal 1998. The decline as a percentage of sales was primarily due to cost reductions as a result of post-merger consolidation activities.

SALES AND MARKETING. Sales and marketing expenses in fiscal 1999 increased $22.8 million or two percent from fiscal 1998. Sales and marketing expenses as a percentage of sales decreased to 22.0 percent of sales in fiscal 1999 compared to 23.0 percent of sales in fiscal 1998. The year-over-year increase in sales and marketing expenses in absolute dollars is attributable to increased spending on handheld computing products and customer service programs, consistent with sales growth in those areas. These expense increases were partially offset by decreased spending related to mature product lines such as analog modems.

RESEARCH AND DEVELOPMENT. Research and development expenses in fiscal 1999 increased $54.2 million or nine percent compared to fiscal 1998. Research and development expenses as a percentage of sales increased to 11.0 percent of sales in fiscal 1999 compared to 10.7 percent of sales in fiscal 1998. The year-over-year increase in research and development expenses is primarily attributable to the cost of developing new products and enhancements in the areas of switching, handheld computing, Voice Over the Internet Protocol (VoIP) and LAN telephony
(VoIP), wireless access, broadband access (primarily cable and digital subscriber line (DSL)) and NICs. We believe the timely introduction of new technologies and products is crucial to our success, and we plan to continue to make acquisitions or strategic investments to accelerate time to market where appropriate.

3Com has continued to develop technologies that were in process at NBX, ICS, Smartcode and EuPhonics as of the dates of the acquisitions. The costs for the projects in process are primarily labor costs for design, prototype development and testing. As of May 28, 1999, we estimate that approximately $5.9 million dollars will be expensed over the next 18 months in connection with completion of such acquired research and development projects. We anticipate future research and development spending, including costs remaining for the completion of these purchased in-process research and development projects, will not significantly differ from the historical trend of research and development expenses as a percent of sales.
                                         19

GENERAL AND ADMINISTRATIVE. General and administrative expenses in fiscal 1999 decreased $11.8 million or four percent from fiscal 1998. As a percentage of sales, general and administrative expenses decreased to 4.5 percent of sales in fiscal 1999 compared to 5.0 percent of sales in fiscal 1998. The year-over-year decrease in general and administrative expenses in absolute dollars is primarily due to the elimination of duplicate infrastructure from the U.S. Robotics merger, partially offset by an increase in the provision for bad debts, primarily related to receivables in certain international regions.

PURCHASED IN-PROCESS TECHNOLOGY. During fiscal 1999, 3Com recorded a charge for purchased in-process technology of approximately $12.7 million associated with the acquisitions of Smartcode, NBX, and certain assets of ICS. See notes to consolidated financial statements.

MERGER-RELATED CHARGES (CREDITS) AND OTHER. During fiscal 1999, 3Com recorded net pre-tax merger-related and other credits of approximately $21.8 million. This net amount reflects adjustments to previously recorded merger and restructuring charges, which totaled: a net pre-tax credit of approximately $20.6 million; a $3.0 million charge reflecting a change in the estimated net realizable value of closed manufacturing plants in Chicago; and a $4.2 million net gain on the sale of land in California. See notes to consolidated financial statements.

INTEREST AND OTHER INCOME, NET
Interest and other income, net increased $37.1 million compared to fiscal 1998, primarily as a result of higher interest income due to higher average cash and investment balances, improved foreign currency results, and reduced interest expense. Interest and other income, net for fiscal 1998 included foreign currency losses of approximately $12.3 million, primarily related to Korean operations, where foreign exchange hedges were not available, or were available only to a limited extent. In addition, in fiscal 1998, we recorded a charge of approximately $4.7 million related to an early call premium and write-off of unamortized issuance fees associated with the redemption of convertible notes.

The majority of our sales are denominated in U.S. Dollars. Where available, we enter into foreign exchange forward contracts to hedge significant balance sheet exposures and intercompany balances against future movements in foreign exchange rates.

INCOME TAX PROVISION
3Com's effective income tax rate was 31.1 percent in fiscal 1999 compared to
74.1 percent in fiscal 1998. The tax rate in fiscal 1998 reflected certain merger-related and other costs associated with the merger with U.S. Robotics that were not deductible. Excluding the non-deductible portion of merger-related and other charges primarily associated with the merger with U.S. Robotics, the pro forma income tax rate was 35.0 percent for fiscal 1998. The decrease in tax rate from 1998 to 1999 was primarily due to the increase in offshore manufacturing in countries with tax rates significantly below the U.S. statutory rate.

EQUITY INTEREST IN LOSS OF CONSOLIDATED JOINT VENTURE
Equity interest in loss of consolidated joint venture was $1.1 million for fiscal 1999. This amount represents the pro-rata share of the joint venture's loss allocated to the other investors for the period between the date of investment and the end of our fiscal year. 3Com entered into this joint venture in the third quarter of fiscal 1999. See notes to consolidated financial statements.

NET INCOME AND NET INCOME PER SHARE
Net income for fiscal 1999 was $403.9 million, or $1.09 per share, compared to $30.2 million, or $0.08 per share, for fiscal 1998. Excluding the purchased in-process technology, net pre-tax merger-related charges (credits), and other, net income was $397.7 million, or $1.08 per share for fiscal 1999. Excluding the net pre-tax charge for purchased in-process technology and merger-related charges (credits) and other, net income was $246.1 million, or $0.67 per share for fiscal 1998.

COMPARISON OF FISCAL YEARS ENDED MAY 31, 1998 AND 1997

SALES

Fiscal 1998 sales totaled $5.42 billion, a decline of three percent from fiscal 1997 sales of $5.61 billion.

NETWORK SYSTEMS. Sales of network systems products in fiscal 1998 were $2.35 billion, an increase of one percent from fiscal 1997 sales of $2.33 billion. Sales of network systems products represented 43 percent of total sales in fiscal 1998 compared to 42 percent of total sales in fiscal 1997.

PERSONAL CONNECTIVITY. Sales of personal connectivity products in fiscal 1998 were $2.81 billion, a decrease of 11 percent from fiscal 1997 sales of $3.16 billion. Sales of personal connectivity products represented 52 percent of total sales in fiscal 1998 compared to 56 percent of total sales in fiscal 1997.

HANDHELD COMPUTING. Sales of handheld computing products in fiscal 1998 were $264.4 million, an increase of 113 percent from fiscal 1997 sales of $124.4 million. Sales of handheld computing products represented five percent of total sales in fiscal 1998 compared to two percent of total sales in fiscal 1997.

GEOGRAPHIC. Sales in the U.S. represented 55 percent of total sales in fiscal 1998 and fiscal 1997. 3Com experienced a decline from fiscal 1997 in domestic and international sales of four and two percent, respectively.

3Com believes that sales in fiscal year 1998 were affected by the following factors:

INDUSTRY GROWTH RATES. Networking industry growth rates have slowed since the beginning of calendar 1997. While the industry had grown at rates in excess of 30 percent in prior years, market research reports indicate that the networking industry worldwide grew by less than 20 percent during 1997, and this pattern continued into 1998.

CHANNEL INVENTORY. In the second quarter of fiscal 1998, 3Com adopted a new inventory business model, which generally calls for fewer weeks' supply of inventory in the distribution channel. We transitioned to this model during the second and third quarters of fiscal 1998. As a result, sales during these periods were adversely affected.

MODEMS. Fiscal 1998 sales of modem products decreased compared to fiscal 1997. In January 1998, the International Telecommunications Union (ITU) determined the
V.90 standard for 56 Kilobits per second (Kbps) technology. 3Com believes that the previous lack of such a standard contributed to delays in customers' purchasing decisions for higher-speed modems and remote access concentrators. Although we began shipping V.90 standard modems late in the third quarter of fiscal 1998, we believe these delays, as well as product transitions, adversely affected sales. In addition, the delay in the V.90 standard caused aggressive pricing in older generation modem products, which in connection with the channel inventory reduction mentioned above, contributed to a year-over-year decrease in sales.

PRICING. The pricing environment was very competitive, and although 3Com experienced significant year-over-year unit growth in key products such as Fast Ethernet NICs and workgroup switches, these gains were partially offset by declines in average selling prices. For example, in fiscal 1998, we experienced price decreases between 15 and 39 percent compared to fiscal 1997 in a number of product segments, including modems, workgroup switches, hubs and remote access concentrators.

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

ASIA PACIFIC ECONOMIC TURMOIL. During fiscal 1998, sales in the Asia Pacific region increased only four percent compared to fiscal 1997. Sales growth was 48 percent in fiscal 1997 compared to fiscal 1996. Historically, the Asia Pacific region had been a high growth region for the networking industry and 3Com. During fiscal 1998, however, several Asian countries experienced a weakening of their local currencies and turmoil in their financial markets and institutions, which we believe adversely affected financial results during fiscal 1998.

HANDHELD COMPUTING AND SWITCHING PRODUCTS. Fiscal 1998 sales of handheld computing products more than doubled compared to fiscal 1997 and achieved growth in market share, according to industry reports. Growth rates and market share gains in the handheld computing market may not be sustainable in the face of increasing competition from new entrants to the market. In addition, our workgroup switching products experienced significant unit volume growth and increased sales, despite significant declines in average selling prices and the effect of the channel inventory reduction, as described in the above paragraphs.

GROSS MARGIN
Gross margin as a percentage of sales was 45.4 percent in fiscal 1998, compared to 47.9 percent in fiscal 1997. In addition to the factors mentioned above, 3Com's year-over-year gross margin decline was affected by several factors, including product mix, increased price competition, and higher period costs. 3Com's product mix included higher sales of certain NICs and workgroup switching products, as well as an increase in sales to OEMs, which carry lower gross margins. The U.S. Robotics brand modems with x2 technology were introduced in the third quarter of fiscal 1997 with significantly higher margins, reflecting first-to-market pricing. During fiscal 1998, increased product and price competition in this product segment resulted in a decline in gross margin percent. Additionally, 3Com experienced aggressive pricing on remote access products, as described above, which resulted in a decline in gross margin percent. Fixed manufacturing costs and period costs were a higher percentage of sales, primarily as a result of the decrease in sales in the second and third quarters of fiscal 1998, but also due to excess manufacturing capacity.

OPERATING EXPENSES
Operating expenses in fiscal 1998 were $2.36 billion, or 43.6 percent of sales, compared to $1.89 billion, or 33.8 percent of sales in fiscal 1997. Operating expenses as a percentage of sales were higher than historical levels, in part due to the reduced level of sales in fiscal 1998. Excluding a purchased in-process technology charge of $8.4 million and merger-related and other charges of $253.7 million primarily associated with the U.S. Robotics merger, operating expenses would have been $2.10 billion, or 38.7 percent of sales for fiscal 1998. Excluding a purchased in-process technology charge of $54.0 million associated with the acquisition of Scorpio and a merger-related charge of $6.6 million associated with the acquisition of OnStream, operating expenses would have been $1.83 billion, or 32.7 percent of sales for fiscal 1997.

SALES AND MARKETING. Sales and marketing expenses in fiscal 1998 increased $165.9 million or 15 percent from fiscal 1997. Sales and marketing expenses as a percentage of sales increased to 23.0 percent of sales in fiscal 1998 from 19.3 percent of sales in fiscal 1997. The year-over-year increase is attributable to the expansion of field sales and marketing activities worldwide, primarily internationally, and increased spending for 3Com's customer service programs. In addition, spending on 3Com's global branding campaign during fiscal 1998 contributed to increased marketing expenses compared to the prior year.

RESEARCH AND DEVELOPMENT. Research and development expenses in fiscal 1998 increased $79.1 million or 16 percent compared to fiscal 1997. Research and development expenses as a percentage of sales increased to 10.7 percent of sales compared to 9.0 percent of sales in fiscal 1997. The year-over-year increase in research and development expenses in absolute dollars and dollars as a percentage of sales was primarily attributable to the cost of developing 3Com's new products in the areas of personal connectivity and switching, and its expansion into new technologies and markets, such as DSL.

GENERAL AND ADMINISTRATIVE. General and administrative expenses in fiscal 1998 increased $18.2 million or seven percent from fiscal 1997. As a percentage of sales, general and administrative expenses increased to 5.0 percent of sales, compared to 4.4 percent in fiscal 1997. The year-over-year increase in general and administrative expenses in absolute dollars and dollars as a percentage of sales is attributable to the expansion of 3Com's infrastructure, including personnel, as well as an increase in the provision for bad debts.

PURCHASED IN-PROCESS TECHNOLOGY. During the fourth quarter of fiscal 1998, 3Com recorded a charge of approximately $8.4 million for purchased in-process technology associated with the Lanworks acquisition. See notes to consolidated financial statements.

MERGER-RELATED CHARGES (CREDITS) AND OTHER. During fiscal 1998, we recorded merger-related and other charges of $253.7 million. These charges consisted of a merger-related charge and other charges associated with past merger activities and disposition of real estate. The merger-related charge of approximately $260.7 million related to the merger with U.S. Robotics. During the fourth quarter, we reversed approximately $10.6 million of previously recorded merger accruals. 3Com also sold a parcel of land near its headquarters site in Santa Clara, which resulted in a net gain of approximately $15.8 million. Also during the fourth quarter of fiscal 1998, we made a decision to close a manufacturing site in Illinois in order to consolidate two Chicago-area manufacturing facilities into one location. We recognized a charge of approximately $19.4 million associated with this closure. See notes to consolidated financial statements.
                                         22

INTEREST AND OTHER INCOME, NET
Interest and other income, net increased $8.4 million compared to fiscal 1997, primarily as a result of higher interest income due to higher average cash balances. Interest and other income, net for fiscal 1998 included a charge of approximately $4.7 million related to an early call premium and write-off of unamortized issuance fees associated with the redemption of $110 million of convertible notes in December 1997.

The majority of our sales are denominated in U.S. Dollars. Where available, 3Com enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. Fiscal 1998 interest and other income, net included foreign currency losses of approximately $12.3 million, primarily related to Korean operations, where foreign exchange hedges were not available, or were available only to a limited extent.

INCOME TAX PROVISION
3Com's effective income tax rate was approximately 74.1 percent in fiscal 1998 compared to 37.5 percent in fiscal 1997. Excluding the non-deductible portion of merger-related and other charges primarily associated with the merger with U.S. Robotics, the pro forma income tax rate was 35.0 percent for fiscal 1998. Excluding a charge for purchased in-process technology of approximately $54.0 million and tax benefit of approximately $17.9 million associated with the acquisition of Scorpio and the non-deductible portion of the merger-related charge associated with the merger with OnStream, the pro forma income tax rate was 36.9 percent for fiscal 1997.

NET INCOME AND NET INCOME PER SHARE
Net income for fiscal 1998 was $30.2 million, or $0.08 per share, compared to net income of $500.5 million, or $1.42 per share for fiscal 1997. Excluding a charge for purchased in-process technology and merger-related and other charges mentioned above, net income would have been $246.1 million, or $0.67 per share for fiscal 1998. Excluding the purchased in-process technology and tax benefit, and the merger-related charge, net income would have been $543.2 million, or $1.54 per share for fiscal 1997.


BUSINESS ENVIRONMENT AND INDUSTRY TRENDS

3Com's future results may be affected by industry trends and specific risks in our business. Some of the factors that could cause future results to materially differ from past results or those described in forward-looking statements include those discussed below.

SLOWER GROWTH IN OUR INDUSTRY

Our financial success is dependent on the overall growth rate of the networking industry. In 1997 and 1998, the networking industry grew more slowly than in the past. Industry reports indicate that the segments of the industry in which we participate grew in aggregate by less than 20 percent during 1997 and in aggregate by less than 15 percent during 1998. Independent market analysis indicates that industry growth rates in our markets may continue to decline in calendar 1999, both because the industry is maturing and because many companies may delay equipment purchases through at least the end of the calendar year due to costs associated with Year 2000 date conversion.

The growth of related industries such as the PC market also affects 3Com's growth. Recent industry reports indicate that the PC market grew by 12 percent in 1998 and is projected to grow by 16 percent in 1999. Much of the growth in this sector is occurring in the low-end of the market. These inexpensive PCs typically do not include high performance NICs and modems such as those offered by 3Com. Our business, operating results or financial condition may be adversely affected by any decreases in growth rates of networking or PC markets. In addition, we cannot be certain that our results in any particular period will be consistent with the future growth rate of the industry.

CONSOLIDATION IN OUR INDUSTRY

There have been many mergers and acquisitions in the networking industry in the past several years. More recently, there have also been mergers between telecommunications equipment providers and networking companies, as well as between networking companies and computer component suppliers. Examples from January 1998 through June 1999 include:

- 3Com acquired Lanworks, EuPhonics, Smartcode, NBX and certain assets of ICS and entered into a joint venture with a Taiwanese networking company;
- Lucent Technologies, a telecommunications company, acquired 13 companies, including networking equipment supplier Ascend Communications;
-    Cisco Systems, a networking equipment supplier, acquired 14 companies;
- Nortel Networks, a telecommunications company, acquired five companies, including Bay Networks, a networking equipment supplier;
- Alcatel, a telecommunications company, acquired five companies, including Xylan, a networking equipment supplier;
- Siemens A.G., a telecommunications company, announced plans to acquire three networking firms;
- General Electric Company, an engineering firm, acquired Fore, a networking equipment supplier;
- Intel Corporation, a computer components manufacturer, acquired a data networking company and a manufacturer of telecommunications computer components.

Future business combinations in the networking industry may result in companies with greater resources and stronger competitive positions and products than 3Com. Continued industry consolidation may adversely affect our operating results or financial condition.

MANAGING STRATEGIC RELATIONSHIPS

In addition to mergers and acquisitions, technology companies are continually entering into strategic relationships. For example, during fiscal 1999, we announced or expanded strategic relationships with several companies including the following:

-    Microsoft Corporation
-    Siemens A.G.
-    Dell Computer
-    IBM
-    Hewlett-Packard
-    Sun Microsystems
-    Motorola
-    Symbol

Our results of operations or financial condition could be adversely impacted if we experience difficulties managing relationships with our partners or if projects with partners are unsuccessful. In addition, if our competitors enter into successful strategic relationships, they could increase the competition that we face.

INCREASED COMPETITION IN OUR DISTRIBUTION CHANNELS

We distribute many of our products through indirect distribution channels that include distributors, systems integrators, value-added resellers, and retailers. We believe these indirect distribution channels are experiencing heightened competition from Internet-based suppliers and PC manufacturers that distribute directly to end user customers. These changes in the pattern of distribution of networking products could have a material adverse affect on our sales and financial results. Further, 3Com is building in-house capabilities to sell directly to end-user customers over the Internet (e-business). If this initiative is successful, it could cause conflict with our current indirect channels of distribution. If we are unsuccessful in selling through our e-business channel, we could lose market share to competitors who have more successfully developed these capabilities. Either of these outcomes could have a material adverse affect on our operating results or financial condition.

SHIFT TO PC OEM DISTRIBUTION

PC related networking products such as modems and NICs are increasingly being sold through the PC OEM channel rather than the distribution channel. We derive a significant portion of our personal connectivity product sales from PC OEMs such as Dell Computer, Toshiba, Gateway, Hewlett-Packard and IBM, who incorporate our NICs, analog modems, or chipsets into their products. While sales to PC OEMs are important, products sold through the PC OEM channel typically have a lower average selling price than those sold through other channels. Therefore, our sales and margins may be adversely impacted if sales to PC OEMs continue to become a larger percentage of our business.

In addition, PC OEMs sometimes choose to integrate NIC and modem functions onto the PC motherboard. For example, we currently sell networking chipsets to Dell Computer that are integrated directly onto the PC motherboard of Dell's high-end Optiplex line of PCs. Competitors who can integrate networking and other computer processing functions onto a single chip might offer PC OEMs a cheaper alternative to our solutions. If the integration of networking and computer processing functionality on a reduced number of components increases, our future sales growth and profitability could be adversely affected.

COMPETITION AND PRICING PRESSURE MAY AFFECT OUR BUSINESS

We participate in a highly volatile industry characterized by vigorous competition for market share as well as rapid product and technology development and maturation. As products mature and become less differentiated from competitive offerings, product prices decline. In addition, both 3Com and our competitors sometimes lower product prices in order to gain market share or create more demand for our products. Intense pricing competition in our industry may adversely affect our business, operating results or financial condition. For example, the rapid decline in prices for analog modems and network interface cards caused our sales to these markets to decline in fiscal 1999, and continued price declines will likely result in a further decrease in our sales to these markets.

Our competition historically has come from start-up companies, well-capitalized computer systems and communications companies, and other technology companies focusing on data networking. However, our industry is changing, resulting in new and other potential competitors who have greater financial, marketing and technical resources than 3Com. For example, technology innovations are driving the convergence of voice, video and data traffic onto a single network infrastructure, and we now compete with much larger telecommunications equipment companies such as Lucent Technologies Inc. and Nortel Networks. We are also selling products into new markets where we compete with different companies than in the past. For example, our Palm Computing products compete with product offerings from consumer electronics companies such as Sharp, Casio and Phillips and could compete with other companies who license the Palm operating system from us. Competitors may develop products and technologies that render our products obsolete or noncompetitive, which could adversely affect our business, operating results or financial condition.

We expect significant technology transitions to take place in the networking industry. Although these changes will create long-term business potential for us, it is possible that they may also create a disruptive effect on short-term buying patterns by our customers and could potentially change the competitive landscape in which 3Com has operated historically.

UNCERTAINTIES OF INTERNATIONAL MARKETS

We operate internationally and expect that international markets will continue to account for a significant percentage of our sales. Some international markets are characterized by economic and political instability and currency fluctuations that can adversely affect our operating results or financial condition.

For example, during fiscal 1999, 3Com had lower sales in the Latin American region and only slightly increased sales in the Asia Pacific region compared to fiscal 1998. The instability in the Latin American and Asia Pacific financial markets negatively affected our sales in those markets by, among other things, decreasing end user purchases, increasing competition from local competitors, and reducing access to sources of capital needed by customers to make purchases. In addition to reducing sales, difficulties in the Latin American and Asia Pacific regions subject our resellers to financial hardships, which may increase our credit risk if our customers become insolvent or their ability to meet obligations is otherwise impaired.

PROPOSED CHANGES IN ACCOUNTING FOR BUSINESS COMBINATIONS

The Financial Accounting Standards Board (FASB) began deliberation of revisions to the rules for business combinations in 1996. Some of these deliberations have included accounting rule-making bodies from other nations as the financial communities attempt to develop global consistency where possible. Business combination rules govern the accounting for mergers and acquisitions used in either a purchase or a pooling-of-interests combination. Tentative conclusions of the FASB severely restrict the use of pooling-of-interests and prohibit the immediate write-off of purchased in-process technology. The FASB expects to reach a conclusion on some of the business combination revisions in calendar 2000. Changes to the current accounting rules for business combinations will not preclude mergers or acquisitions but may increase the earnings dilution associated with future transactions. In addition, if pooling-of interests accounting is no longer available, we may use cash more often than our common stock to pay for acquisitions of other companies.

During this period of deliberation and rule change, the Securities and Exchange Commission has heightened its review of transactions intended to qualify for pooling-of-interests accounting, transactions in which a large percentage of the purchase price is associated with purchased in-process technology, and restructuring and impairment charges recorded at the time of a business combination. If the Commission issues new guidance or interpretation of existing rules, we may be required to restate previously filed consolidated financial statements and our future results may be adversely impacted.

COMPANY-SPECIFIC TRENDS AND RISKS

OUR SALES BASE IS TRANSITIONING TO INCLUDE ADDITIONAL HIGH-GROWTH BUSINESSES

We participate in many markets that are growing at varying rates. Historically, a significant portion of our sales has been derived from desktop NICs, analog modems, and stackable hubs, which have entered the mature phase of their product life cycles. Sales in these product markets are flat to declining, partially because these products are particularly sensitive to price competition or are beginning to be replaced by newer technologies. Consequently, we believe that sales derived from these products will decline as a percent of our total sales. Other moderate growth markets where we participate include LAN switching, remote access concentrators and WAN access. We expect these segments will continue to account for a significant portion of our sales. In addition, we are increasing our investments in several high growth and emerging markets that are forecasted to grow significantly higher than the networking industry average. We expect these businesses to account for a higher percentage of our sales. In particular, we are focused on the following high growth and emerging markets:

-    Handheld Computing
-    IP and LAN Telephony (VoIP and LAN Telephony)
-    Broadband Access (primarily cable and DSL)
-    Wireless Access
-    Home Networking

The transition of our sales base to these new markets may cause disruption in our sales, research and development efforts, and manufacturing operations. We cannot be certain that these emerging markets will materialize in the timeframes that we expect, that we will introduce products for these markets in a timely manner, that the market will accept these products, or that we will successfully generate significant sales and profitability from these markets. In addition, sales from our mature product lines may decline more rapidly than growth in emerging product lines, and therefore, our results could be materially impacted. Due to the transition of our sales base, sales in the first half of fiscal year 2000 will likely be lower than sales in the first half of fiscal 1999.

OUR SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP AND INTRODUCE NEW PRODUCTS

Products in the networking industry have short life cycles. Therefore, our success depends on our ability to identify new market and product opportunities, to timely develop and introduce new products, and to gain market acceptance of new products, particularly in the emerging markets described above. For example, the introduction of the Palm VII handheld computing product creates risks involving our ability to successfully support the Palm.Net service on a large scale and price the service at a level that produces expected returns.

INDUSTRY STANDARDS AND REGULATIONS MAY AFFECT OUR SUCCESS

Our success also depends on:

-    the timely adoption of industry standards;
- resolution of conflicting U.S. and international standards requirements created by the convergence of technology such as voice onto data networks;
-    the timely introduction of new standards-compliant products; and
-    a favorable regulatory environment.

Slow market acceptance of new technologies and industry standards could adversely affect our results of operations or financial condition. For example, the Wireless Access Protocol (WAP) used by companies such as Nokia, Motorola, Ericsson, Symbian, and Phone.Com competes with our web clipping protocol. If the WAP protocol becomes the industry standard, this could affect our sales of products which incorporate the web clipping protocol, such as the Palm VII, which in turn could adversely impact our results of operations or financial condition. In addition, if we fail to achieve timely certification of compliance to industry standards for our products, our sales of such products and our results of operations or financial condition could be adversely affected. Further, a number of new product initiatives, particularly in the area of IP Telephony/VoIP, could be impacted by new or revised regulations, which in turn could adversely affect our results of operations or financial condition.

WE RELY ON DISTRIBUTORS, RESELLERS AND PC OEMS

We sell a significant portion of our products to distributors, resellers and PC OEMs. Because we rely on these channels, we are subject to many risks, including inventory, credit and business concentration. In particular, our distributors and resellers maintain significant levels of our products in their inventories. We attempt to ensure that appropriate levels of products are available to end-users by working closely with distributors and resellers to monitor inventory levels. If channel partners attempt to reduce their levels of inventory or if they do not maintain sufficient levels to meet customer demand, our sales could be negatively impacted. In addition, a significant portion of our sales are made through a limited number of distributors and resellers. As a result, we experience a concentration of credit risk. While we monitor and attempt to manage this risk, financial difficulties on the part of one or more of our distributors or resellers may adversely affect our results of operations or financial condition.

A SIGNIFICANT PORTION OF OUR SALES ARE TO A FEW CUSTOMERS

Ingram Micro Inc. and Tech Data Corporation collectively accounted for 29 percent of our total sales in fiscal 1999, and Ingram Micro Inc. accounted for 14 percent of our total sales in fiscal 1998. We cannot be certain that these customers will continue to purchase our products at current levels. Further, certain customers represent a large portion of sales in particular product lines. We typically do not enter into contracts with our customers that require them to purchase minimum quantities of our products, and our customers have some rights to extend or delay the shipment of their orders. Our results of operations, financial condition, or market share could be adversely affected if we lost one or more of our major customers, if these customers reduced, delayed or canceled their orders, or if we did not timely ship our products to these customers.

WE MAY FAIL TO PERFORM WITHIN OUR FINANCIAL MODEL

In managing our business, we periodically establish and revise a long-term financial model (LTFM) based on observed and anticipated trends in technology and the marketplace. The model, which includes ranges for gross margin, operating expenses and operating income, is not intended to be a prediction of future financial results. Instead, our management uses it in making decisions about the allocation of resources and investments. The current model, which was established in the second quarter of fiscal 1999, is as follows:

          Gross margin                               46.5  -  48.0%
          Operating expenses                         30.0  -  31.5%
          Operating income                           15.0  -  18.0%

For the last three quarters of fiscal 1999, we have operated within the targeted LTFM for gross margins. Our operating expenses are well above our LTFM range. While we expect to reduce our operating expenses as a percentage of sales, we will continue to invest in emerging markets that offer long-term growth. Therefore, we do not expect to reach the LTFM operating expense or operating income ranges in fiscal 2000.

OUR QUARTERLY RESULTS MAY FLUCTUATE

Our quarterly operating results are difficult to predict and may fluctuate significantly. A wide variety of factors can cause these fluctuations, including:

-    seasonality with respect to the volume and timing of orders
-    the introduction and acceptance of new products and technologies
-    price competition
- general conditions and trends in the networking industry and technology sector
-    disruption in international markets
-    general economic conditions
-    industry consolidation, acquisitions, or litigation
-    disruption in the distribution channel
-    timing of orders received within the quarter.

Our first and third fiscal quarters have historically been seasonally weaker periods characterized by sequentially lower sales or only slightly increased sales from the prior quarters. We expect this pattern to continue in fiscal 2000. These factors, and accompanying fluctuations in periodic operating results, could have a significant adverse impact on the market price of our common stock.

OUR OPERATING RESULTS DEPEND ON OUR ABILITY TO SATISFY PRODUCT ORDERS

The timing and amount of our sales depend on a number of factors that make estimating operating results prior to the end of any period uncertain. For example, we do not typically maintain a significant backlog. Consequently, product sales in any quarter depend on orders booked and shipped in that quarter. In addition, our customers historically request fulfillment of orders in a short period of time, resulting in limited visibility to sales trends. As a result, our operating results depend on the volume and timing of orders and our ability to fulfill the orders in a timely manner. In each quarter of fiscal 1999, we recorded approximately half of our sales in the last five weeks of the quarter. Non-linear sales patterns make business planning difficult, and increase the risk that our quarterly results will fluctuate due to disruptions in functions such as manufacturing, order management, information systems and shipping.

OUR PRODUCTS MUST SATISFY WARRANTIES AND INTERNATIONAL REQUIREMENTS

Because our products are often covered by legal and contractual warranties, we may be subject to contractual and/or legal commitments to perform under such warranties. If our products fail to perform as warranted and we do not resolve product quality or performance issues in a timely manner, our operating results or financial condition could be adversely affected. Likewise, if we fail to meet commitments related to installation of enterprise networks, we could be subject to claims for business disruption or consequential damages if a network implementation is not successfully or timely completed.

In addition, because our products are sold and marketed in many countries, our products must function in and meet the requirements of many different telecommunications environments and be compatible with various telecommunications systems and products. If our products fail to meet the requirements of international telecommunication environments, our sales could be negatively impacted.

OUR BUSINESS IS AFFECTED BY OUR ABILITY TO MANAGE OUR SUPPLY CHAIN

Some key components of our products are currently available only from single or limited sources. Likewise, some services on which we rely are furnished from single or limited service providers. In addition, some of our suppliers are also our competitors. While we generally have been able to obtain adequate supplies of components from existing sources, we cannot be certain that in the future our suppliers will be able to meet our demand for components in a timely and cost-effective manner. Our business, operating results, financial condition or customer relationships could be adversely affected by either an increase in prices for, or an interruption or reduction in supply of, key components, or a similar disruption in the availability of key services.

We are working to significantly reduce our supply chain cycle time, from ordering raw materials, to manufacturing products and delivering the products to customers. Should these changes temporarily disrupt our ability to ship product to our customers, our financial condition or results of operations could be negatively impacted.

COMMERCIAL COMMITMENTS

We sometimes enter into minimum quantity or other non-cancelable commitments. If sales volumes fluctuate significantly, our obligation to meet commitments could adversely affect our results of operations or financial condition.

INTELLECTUAL PROPERTY RIGHTS

Many of our competitors, such as telecommunications and computer equipment manufacturers, have large intellectual property portfolios, including patents that may cover technologies that are relevant to our business. In addition, many smaller companies, universities and individual inventors have obtained or applied for patents in areas of technology that may relate to our business. The industry is moving towards aggressive assertion, licensing and litigation of patents and other intellectual property rights.

In the course of our business, we frequently receive claims of infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. We evaluate the validity and applicability of these intellectual property rights, and determine in each case whether we must negotiate licenses or cross-licenses to incorporate or use the proprietary technologies, protocols or specifications in our products. If we are unable to obtain and maintain licenses, on favorable terms for intellectual property rights required for the manufacture, sale and use of our products, particularly those which must comply with industry standard protocols and specifications to be commercially viable, our business, results of operations or financial condition could be adversely impacted.

In addition to disputes relating to the validity or alleged infringement of other parties' rights, we may become involved in disputes relating to our assertion of our intellectual property rights. Whether we are defending the assertion of intellectual property rights against us or asserting our intellectual property rights against others, intellectual property litigation can be complex, costly, protracted, and highly disruptive to business operations by diverting the attention and energies of management and key technical personnel. Further, plaintiffs in intellectual property cases often seek injunctive relief and the measures of damages in intellectual property litigation are complex and often subjective or uncertain. Thus, the existence of or any adverse determinations in this litigation could subject us to significant liabilities and costs. In addition, if we are the alleged infringer, we could be required to seek licenses from others or be prevented from manufacturing or selling our products, which could cause disruptions to our operations or the markets in which we compete. If we are asserting our intellectual property rights, we could be prevented from stopping others from manufacturing or selling competitive products. Any one of these factors could adversely affect our results of operations or financial condition.

COMPETITION FOR KEY PERSONNEL

Our success depends to a significant extent upon a number of key employees and management. During the last quarter of fiscal 1999, the rate of employee turnover increased. The loss of the services of key employees could adversely affect our business, operating results or financial condition.

Recruiting and retaining skilled personnel, including engineers, is highly competitive. If we cannot successfully recruit and retain skilled personnel, our ability to compete may be adversely affected. In addition, we must carefully balance the growth of our employees commensurate with our anticipated sales growth. If our sales growth or attrition levels vary significantly, our results of operations or financial condition could be adversely affected. Further, 3Com's common stock price has been, and may continue to be extremely volatile. When the 3Com common stock price is less than the exercise price of stock options granted to employees, turnover is likely to increase, which could adversely affect our results of operations or financial condition.

YEAR 2000 READINESS DISCLOSURE

As is true for most companies, 3Com faces a risk from the Year 2000 issue. 3Com's operations could be adversely affected if systems do not correctly recognize date information when the year changes to 2000. The Year 2000 issue affects us at the end of the calendar year 1999. 3Com faces risk primarily in the following areas:

- systems used by 3Com to run our business including information systems, equipment and facilities
-    systems used by 3Com's suppliers
-    potential warranty or other claims from 3Com customers
- potential for reduced spending by other companies on networking solutions as a result of significant information systems spending on Year 2000 remediation

3Com continues to evaluate and mitigate our exposure in these areas where appropriate. We intend for some of our disclosures and announcements concerning our products and Year 2000 programs, including those in this report on Form 10-K, to constitute "Year 2000 Readiness Disclosures" as defined in the recently enacted Year 2000 Information and Readiness Disclosure Act. We cannot be certain that Year 2000 issues will not have a material adverse impact on us.

STATE OF READINESS AND RISKS. 3Com has identified four key exposure areas within 3Com with respect to the Year 2000 issue, namely: key transaction processing applications, equipment and facilities, 3Com products, and key suppliers.

KEY TRANSACTION PROCESSING APPLICATIONS. Key transaction processing applications include those used to run 3Com's business, such as finance, manufacturing, order processing and distribution. We have completed our evaluation of these applications for Year 2000 readiness and have been fixing or replacing systems, where necessary. As of the end of fiscal 1999, we successfully completed our fiscal year 2000 rollover. We expect to complete integration testing and be ready for the calendar year 2000 rollover by the end of September 1999. If we are delayed in implementing replacement systems, if we identify significant new non-compliance issues, or if we encounter unexpected difficulties in areas previously considered to be Year 2000 ready, our ability to conduct our business or record transactions could be disrupted, which could adversely affect our results of operations or financial condition.

EQUIPMENT AND FACILITIES. 3Com is evaluating Year 2000 readiness of its equipment and facilities. We are in the final stages of contacting our key suppliers to ascertain Year 2000 compliance of our critical equipment. We expect our critical equipment to be ready for Year 2000 by the end of September 1999. If we are delayed in identifying non-compliant equipment and upgrading or replacing the equipment, our design, production and shipping capabilities could be disrupted, which could adversely affect our results of operations or financial condition.

3Com is also evaluating each of our PCs worldwide, assessing its Year 2000 readiness, and upgrading as required. Because not all of our PCs can be upgraded, some will need to be replaced. We currently expect to need to replace less than 10% of the PCs deployed worldwide and have included the cost of the replacements in our total Year 2000 cost estimates. We expect to complete the upgrade or replacement of PCs by the end of the calendar year.

3Com is also assessing the Year 2000 readiness of our owned and leased facilities worldwide. We are giving priority to critical facilities that house large numbers of employees or significant operations. We have made significant progress in our assessment activities and expect to be completed by the end of August 1999. We expect to complete remediation efforts by the end of September 1999. It is critical to our operations that these facilities function, and any delays in achieving Year 2000 compliance with respect to these facilities could adversely affect our results of operations or financial condition.

PRODUCTS. 3Com has conducted an extensive evaluation of our currently available and installed base of products. We believe that the products on our current price list are Year 2000 ready. We have identified some obsolete products that are not Year 2000 ready. While we still support some of these obsolete products, all can be upgraded or replaced with a 3Com Year 2000 ready product. We cannot be certain that older releases of our products will be Year 2000 ready with customers' systems or within existing networks. To assist our customers in evaluating the Year 2000 readiness of 3Com's products, we have developed a list that indicates the capability of our products. We have published the list on our website (www.3Com.com) and we periodically update it as we complete our assessment of additional products. If any of our products do not operate properly in the Year 2000, we could have increased warranty costs, customer satisfaction issues, litigation or other material costs and liabilities, which could adversely affect our results of operations or financial condition.

KEY SUPPLIERS. 3Com has contacted its critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are Year 2000 ready. Confirmation of the continued Year 2000 readiness of these key suppliers will continue throughout the remainder of 1999. If key suppliers fail to adequately address the Year 2000 issue for the products or services they provide to 3Com, critical materials, products and services may not be delivered in a timely manner, which could adversely affect our results of operations or financial condition.

MOST REASONABLY LIKELY WORST-CASE SCENARIO. We believe that our most reasonably likely worst-case Year 2000 scenario would relate to problems with the systems and services of third parties rather than with 3Com's internal systems or products. We believe the risks are greatest with infrastructure (e.g., electricity supply and water and sewer service), telecommunications, transportation and distribution channels and critical suppliers of materials and services.

3Com's operations are conducted in a variety of domestic and foreign facilities. Each location relies on local private and governmental suppliers for utilities, telephone, and other necessary services and supplies. For example, failure in the electricity grid or disruption to the continuous supply of power would be a worst-case scenario that would completely shut down the affected facilities. Widespread electrical failures could also adversely affect the delivery of water and sewer services, and hinder the transportation of employees to and from the workplace.

3Com cannot identify all possible disruption scenarios. We are preparing contingency plans specifying our actions if failures occur in key internal systems and/or critical third party systems and services. The process includes identifying and prioritizing risks, assessing the business impact of those risks, evaluating risk mitigation alternatives, and preparing written contingency plans for those failures with the greatest business risk to 3Com.

Preliminary contingency plans for critical business operations are expected to be in place by the beginning of the second quarter of fiscal year 2000. In the second and third quarters it is expected that these plans will be validated and modified as needed. Contingency plans will continue to be refined through 1999 as we learn more about the preparations and potential exposure of third parties to Year 2000 disruptions.

COSTS TO ADDRESS YEAR 2000 ISSUES. We currently estimate that the total cost of these programs will range between approximately $20 million and $30 million including contingencies of approximately $5 million to $15 million related to the items noted below. Through May 28, 1999, we have spent $6.4 million on the program. All expected costs are based on our current evaluation of the Year 2000 programs and may change as the program progresses. The remainder of our projected Year 2000 costs include:

- hardware and software upgrades or replacements primarily related to desktop systems and telephone equipment;
- consultant and contractor fees to assist in assessments and to perform remediation and integration testing;
- increased staffing in our customer service area to address the expected increase in support calls during the Year 2000 transition;
-    a contingency for potential product upgrades or replacements;
- a contingency for potential disruption in supplier product or service delivery or in manufacturing operations; and
- a contingency for potential unexpected costs associated with replacing or repairing systems previously considered to be Year 2000 ready.

We have not included in the total cost estimate any costs associated with potential Year 2000 litigation exposure since these costs are not estimable.

We have adequate funds to pay for the expected costs of Year 2000 programs. As of the end of fiscal 1999, we have not deferred any significant internal information technology projects due to our Year 2000 efforts.

SALES IMPACT. Year 2000 readiness is an issue for virtually all businesses whose computer systems and applications may require significant hardware and software upgrades or modifications. Companies owning and operating such systems may plan to devote a substantial portion of their information systems' spending to fund such upgrades and modifications and divert spending away from networking solutions. In addition, companies may defer spending on networking solutions while they test and ensure the stability of their current network configurations. Such changes in customers' spending patterns could adversely affect our sales, operating results or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents and short-term investments at May 28, 1999 were $1.7 billion, an increase of $585.5 million from $1.1 billion at May 31, 1998. For the fiscal year ended May 28, 1999, net cash generated from operating activities was $1.2 billion. Accounts receivable at May 28, 1999 increased $76.0 million from May 31, 1998 to $925.6 million. Days sales outstanding in receivables increased to 59 days at May 28, 1999, compared to 56 days at May 31, 1998. Inventory levels at May 28, 1999 decreased $290.5 million, of which $220.2 million was finished goods, from the prior fiscal year-end to $354.3 million. Annualized inventory turnover was 7.9 turns for the quarter ended May 28, 1999, compared to 4.4 turns for the quarter ended May 31, 1998.

During fiscal 1999, 3Com acquired three companies and certain assets of a fourth for a combined total of $114.6 million in cash, net of cash acquired.

During the fiscal year ended May 28, 1999, 3Com made $262.2 million in capital expenditures. Major capital expenditures included upgrades and expansion of our facilities and purchases and upgrades of systems and equipment. Additionally, during fiscal 1999, we sold three facilities in the Chicago and Boxborough areas and equipment in the Chicago area for total net proceeds of $29.3 million. As of May 28, 1999, 3Com had approximately $13.0 million in capital expenditure commitments outstanding primarily associated with facilities renovation and information system projects. In addition, we have commitments relating to lease arrangements in the U.S., under which we have an option to purchase the properties for an aggregate of $322.2 million, or arrange for the sale of the properties to a third party. If the properties are sold to a third party at less than the option price, 3Com retains an obligation for a portion of the shortfall, subject to certain provisions of the lease.

During fiscal 1999 and June 1999, 3Com's board of directors authorized the repurchase of up to a total of 35 million shares of 3Com's common stock. Such purchases will be made in the open market from time to time. During fiscal 1999, we repurchased 14.8 million shares of common stock for a total purchase price of $378.6 million. During fiscal 1999, we received net cash of $222.2 million from the sale of our common stock to employees through our employee stock purchase and option plans.

3Com has a $100 million revolving bank credit agreement which expires December 20, 1999. Payment of cash dividends is permitted under the credit agreement, subject to certain limitations based on our net income levels. We have not paid and do not anticipate we will pay cash dividends on our common stock. The credit agreement requires us to maintain specified financial covenants. As of May 28, 1999, there were no outstanding borrowings under the credit agreement, and we were in compliance with all required covenants.

During fiscal 1999, 3Com repaid $12.0 million of borrowings under the 7.52% unsecured senior notes agreement. As of May 28, 1999, $36.0 million of this debt remained outstanding, of which $12.0 million is classified as current.

Based on current plans and business conditions, we believe that our existing cash and equivalents, short-term investments, cash generated from operations and the available credit agreement will be sufficient to satisfy anticipated cash requirements for at least the next twelve months.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998 and June 1999, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." These Statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for 3Com's fiscal year ending May 31, 2002. We believe that adoption of these Statements will not have a significant impact on our financial results.

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. SOP 98-1 will be effective for 3Com's fiscal year ending June 2, 2000. We believe that adoption of this Statement will not have a significant impact on our financial results.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURES. The following discussion about 3Com's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity security price risk. We do not use derivative financial instruments for speculative or trading purposes.

INTEREST RATE SENSITIVITY. 3Com maintains a short-term investment portfolio consisting mainly of income securities with an average maturity of less than two years. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at May 28, 1999 and May 31, 1998, the fair value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

At May 28, 1999 and May 31, 1998, we had approximately $307 million and $200 million of outstanding obligations under certain real estate lease arrangements with monthly payments tied to short-term interest rates and lease residual guarantees. If short-term interest rates were to increase 10 percent, the increased payments associated with these arrangements would not have a material impact on our net income or cash flows. In addition, we also have a mixture of fixed and floating rate long-term debt of approximately $45 million as of May 28, 1999 and $48 million as of May 31, 1998. A hypothetical 10 percent decrease in interest rates would not have a material impact on the fair market value of this debt. 3Com does not hedge any interest rate exposures.

FOREIGN CURRENCY EXCHANGE RISK. We enter into foreign exchange forward and option contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. Gains and losses on the forward and option contracts are largely offset by gains and losses on the underlying exposure. A hypothetical 10 percent appreciation of the U.S. Dollar from May 28, 1999 and May 31, 1998 market rates would increase the unrealized value of 3Com's forward and option contracts by $7.3 million and $11.8 million, respectively. Conversely, a hypothetical 10 percent depreciation of the U.S. Dollar from May 28, 1999 and May 31, 1998 market rates would decrease the unrealized value of our forward and option contracts by $7.1 million and $11.8 million, respectively. In either scenario, the gains or losses on the forward and option contracts are largely offset by the gains or losses on the underlying transactions and consequently a sudden or significant change in foreign exchange rates would not have a material impact on future net income or cash flows.

EQUITY SECURITY PRICE RISK. 3Com holds a small portfolio of marketable-equity traded securities that are subject to market price volatility. Equity security price fluctuations of plus or minus 15 percent would have had a $12.5 million impact on the value of these securities in fiscal 1999. Equity security price fluctuations of plus or minus 15 percent would not have had a material impact on the value of these securities held in fiscal 1998.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                                                      Page
                                                                                                                      ----
Financial Statements:
     Independent Auditors' Report...................................................................................   35
     Consolidated Statements of Income for the years ended May 28, 1999 and May 31, 1998 and 1997...................   36
     Consolidated Balance Sheets at May 28, 1999 and May 31, 1998...................................................   37
     Consolidated Statements of Stockholders' Equity for the years ended May 28, 1999 and May 31, 1998 and 1997.....   38
     Consolidated Statements of Cash Flows for the years ended May 28, 1999 and May 31, 1998 and 1997...............   39
     Notes to Consolidated Financial Statements.....................................................................   40
     Quarterly Results of Operations (Unaudited)....................................................................   61
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

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of 3Com Corporation:

We have audited the consolidated balance sheets of 3Com Corporation and its subsidiaries (the Company) as of May 28, 1999 and May 31, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended May 28, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 8. These financial statements and financial statement schedule are the responsibility of 3Com's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 3Com Corporation and its subsidiaries at May 28, 1999 and May 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended May 28, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP


San Jose, California
June 22, 1999

CONSOLIDATED STATEMENTS OF INCOME

                                                                                                 Years Ended
                                                                                -------------------------------------------
                                                                                    May 28,         May 31,        May 31,
(In thousands, except per share data)                                                1999            1998           1997
                                                                                -------------  -------------  -------------
Sales                                                                           $   5,772,149  $   5,420,367  $   5,606,077

Cost of sales                                                                       3,088,121      2,961,164      2,918,966
                                                                                -------------  -------------  -------------
Gross margin                                                                        2,684,028      2,459,203      2,687,111
                                                                                -------------  -------------  -------------

Operating expenses:
     Sales and marketing                                                            1,270,573      1,247,755      1,081,846
     Research and development                                                         635,787        581,613        502,503
     General and administrative                                                       256,267        268,115        249,941
     Purchased in-process technology                                                   12,715          8,433         54,000
     Merger-related charges (credits) and other                                       (21,751)       253,722          6,600
                                                                                -------------  -------------  -------------

     Total operating expenses                                                       2,153,591      2,359,638      1,894,890
                                                                                -------------  -------------  -------------

Operating income                                                                      530,437         99,565        792,221
Interest and other income, net                                                         54,055         16,908          8,480
                                                                                -------------  -------------  -------------

Income before income taxes                                                            584,492        116,473        800,701
Income tax provision                                                                  181,719         86,259        300,168
Equity interest in loss of consolidated joint venture                                  (1,101)          -              -
                                                                                -------------  -------------  -------------

Net income                                                                      $     403,874  $      30,214  $     500,533
                                                                                -------------  -------------  -------------
                                                                                -------------  -------------  -------------

Net income per share:

     Basic                                                                      $        1.12  $        0.09  $        1.51
     Diluted                                                                    $        1.09  $        0.08  $        1.42

Shares used in computing per share amounts:

     Basic                                                                            360,424        351,154        330,517
     Diluted                                                                          369,361        360,262        353,269

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     CONSOLIDATED BALANCE SHEETS

     (In thousands, except par value)                                                May 28,               May 31,
                                                                                      1999                  1998
                                                                                  -------------         -------------
     ASSETS

     Current assets:
         Cash and equivalents                                                     $     952,249         $     528,981
         Short-term investments                                                         709,365               547,097
         Accounts receivable, less allowance for doubtful accounts
            ($108,896 and $72,297 in 1999 and 1998, respectively)                       925,598               849,640
         Inventories, net                                                               354,272               644,771
         Deferred income taxes                                                          312,011               430,182
         Other                                                                          166,357               134,001
                                                                                  -------------         -------------
              Total current assets                                                    3,419,852             3,134,672

     Property and equipment, net                                                        831,557               858,779
     Goodwill, intangibles, deposits and other assets                                   243,980                87,069
                                                                                  -------------         -------------

     Total assets                                                                 $   4,495,389         $   4,080,520
                                                                                  -------------         -------------
                                                                                  -------------         -------------

     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
         Accounts payable                                                         $     336,503         $     332,992
         Other accrued liabilities                                                      674,375               661,303
         Income taxes payable                                                           173,116               177,612
         Current portion of long-term debt                                               14,568                12,008
                                                                                  -------------         -------------
              Total current liabilities                                               1,198,562             1,183,915

     Long-term debt                                                                      30,405                35,878
     Other long-term obligations                                                          7,302                 4,480
     Deferred income taxes                                                               57,190                48,752

     Equity interest in consolidated joint venture                                        5,475                   -


     Stockholders' equity:
         Preferred stock, no par value, 10,000 shares authorized;
            none outstanding                                                                -                     -
         Common stock, $.01 par value, 990,000 shares authorized;
            shares outstanding:  1999--365,805;
            1998--358,870                                                             1,954,204             1,730,676
         Treasury stock, at cost:  1999--8,190 shares, 1998--none                      (197,064)                  -
         Unamortized restricted stock grants                                             (5,303)               (4,157)
         Retained earnings                                                            1,403,709             1,079,775
         Accumulated other comprehensive income                                          40,909                 1,201
                                                                                  -------------         -------------
              Total stockholders' equity                                              3,196,455             2,807,495
                                                                                  -------------         -------------

     Total liabilities and stockholders' equity                                   $   4,495,389         $   4,080,520
                                                                                  -------------         -------------
                                                                                  -------------         -------------

     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                         Accumulated
(In thousands)                          Common Stock       Treasury Stock     Unamortized                   Other
                                        ------------       -------------       Restricted    Retained   Comprehensive
                                     Shares    Amount    Shares     Amount    Stock Grants   Earnings       Income        Total
                                    ----------------------------------------------------------------------------------------------
BALANCES, JUNE 1, 1996              323,100  $954,599                           $(4,487)     $ 691,850      $ 8,713     $1,650,675

Components of comprehensive
  income:
    Net income                                                                                 500,533                     500,533
    Change in unrealized gain
      on available-for-sale
      securities                                                                                             (4,839)       (4,839)
    Accumulated translation
      adjustments                                  (328)                                                     (4,791)        (5,119)
                                                                                                                        ----------
        Total comprehensive
          income                                                                                                           490,575
                                                                                                                        ----------
Common stock issued under
  stock plans                         9,049      94,746                          (2,412)                                    92,334
Tax benefit from employee stock
  transactions                                  117,088                                                                    117,088
Amortization of restricted
  stock grants                                                                    1,734                                      1,734
Stock options assumed in
  connection with acquisitions                    2,192                                                                      2,192
Redemption of stock rights                          220                                                                        220
Adjustment to conform fiscal
  year of pooled entity
  - OnStream                          3,292      25,698                                        (16,427)                      9,271
Adjustment to conform fiscal
  year of pooled entity
  - U.S. Robotics                      (497)    (10,289)                                      (126,395)         939       (135,745)
                                    -------  ----------                         -------      ----------     -------     ----------
BALANCES, MAY 31, 1997              334,944   1,183,926                          (5,165)     1,049,561           22      2,228,344

Components of comprehensive
  income:
    Net income                                                                                  30,214                      30,214
    Change in unrealized gain
      on available-for-sale
      securities                                                                                             (1,493)        (1,493)
    Accumulated translation
      adjustments                                                                                             2,672          2,672
                                                                                                                        ----------
        Total comprehensive
          income                                                                                                            31,393
                                                                                                                        ----------
Common stock issued under
  stock plans                        23,926     297,693                            (445)                                   297,248
Tax benefit from employee
  stock transactions                            249,057                                                                    249,057
Amortization of restricted
  stock grants                                                                    1,453                                      1,453
                                    -------  ----------                         -------      ----------     -------     ----------
BALANCES, MAY 31, 1998              358,870   1,730,676                          (4,157)     1,079,775        1,201      2,807,495

Components of comprehensive
  income:
    Net income                                                                                 403,874                     403,874
    Change in unrealized gain
      on available-for-sale
      securities                                                                                             43,538         43,538
    Accumulated translation
      adjustments                                                                                            (3,830)        (3,830)
                                                                                                                        ----------
        Total comprehensive
          income                                                                                                           443,582
                                                                                                                        ----------
Repurchase of common stock                              (14,805)  $(378,565)                                              (378,565)
Common stock issued under
  stock plans                         6,935     123,850   6,615     181,501      (3,234)       (79,940)                    222,177
Tax benefit from employee
  stock transactions                             86,312                                                                     86,312
Amortization of restricted
  stock grants                                                                    2,088                                      2,088
Stock options assumed in
  connection with
  acquisitions                                   13,366                                                                     13,366
                                    -------  ---------- -------   ---------     -------      ----------     -------     ----------
BALANCES, MAY 28, 1999              365,805  $1,954,204  (8,190)  $(197,064)    $(5,303)     $1,403,709     $40,909     $3,196,455
                                    -------  ---------- -------   ---------     -------      ----------     -------     ----------
                                    -------  ---------- -------   ---------     -------      ----------     -------     ----------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    May 28,         May 31,        May 31,
(In thousands)                                                                       1999            1998           1997
                                                                                  -----------    -----------    -----------
Cash flows from operating activities:
     Net income                                                                   $   403,874    $    30,214    $   500,533
     Adjustments to reconcile net income to net cash
              provided by operating activities:
         Depreciation and amortization                                                275,641        300,254        187,924
         Loss on disposal of property and equipment                                    20,103           -              -
         Write-down of goodwill and intangibles                                        13,748          1,545           -
         Deferred income taxes                                                         95,074       (228,154)       (58,062)
         Pooling of interests: OnStream                                                 -               -             4,850
                               U.S. Robotics                                            -               -           (83,729)
         Purchased in-process technology                                               12,715          8,433         54,000
         Merger-related charges (credits) and other                                   (21,751)       253,722          6,600
         Equity interest in loss of consolidated joint venture                         (1,101)          -              -
         Changes in assets and liabilities, net of effects of acquisitions:
              Accounts receivable                                                     (72,692)       109,502       (295,533)
              Inventories                                                             286,867       (156,535)       (46,605)
              Other current assets                                                     40,855        (22,502)       (64,787)
              Accounts payable                                                         (2,047)        24,411         85,396
              Other accrued liabilities                                                28,273         30,103        135,953
              Income taxes payable                                                     81,516        276,735        170,298
                                                                                  -----------    -----------    -----------
Net cash provided by operating activities                                           1,161,075        627,728        596,838
                                                                                  -----------    -----------    -----------

Cash flows from investing activities:
     Purchase of short-term investments                                              (477,819)      (367,784)      (479,249)
     Proceeds from sale of short-term investments                                       -             36,229           -
     Proceeds from maturities of short-term investments                               303,582        316,625        289,376
     Purchase of property and equipment                                              (262,234)      (508,328)      (404,890)
     Proceeds from sale of property and equipment                                      29,347         49,566           -
     Businesses acquired in purchase transactions, net of cash acquired              (114,595)          -           (66,547)
     Investments in long-term equity securities                                       (34,456)        (8,523)       (14,531)
     Other, net                                                                       (19,059)        (2,490)       (34,469)
                                                                                  -----------    -----------    -----------
Net cash used for investing activities                                               (575,234)      (484,705)      (710,310)
                                                                                  -----------    -----------    -----------

Cash flows from financing activities:
     Issuance of common stock                                                         222,177        297,248         95,072
     Repurchase of common stock                                                      (378,565)          -              -
     Repayments of short-term debt, notes payable
         and capital lease obligations                                                 (2,561)      (168,230)        (1,740)
     Repayments of long-term borrowings                                               (12,216)      (128,067)          (225)
     Net proceeds from issuance of debt                                                 9,521         33,300        134,703
     Other, net                                                                          (929)           470          3,326
                                                                                  -----------    -----------    -----------
Net cash provided by (used for) financing activities                                 (162,573)        34,721        231,136
                                                                                  -----------    -----------    -----------

Increase in cash and equivalents                                                      423,268        177,744        117,664
Cash and equivalents, beginning of period                                             528,981        351,237        233,573
                                                                                  -----------    -----------    -----------
Cash and equivalents, end of period                                               $   952,249    $   528,981    $   351,237
                                                                                  -----------    -----------    -----------
                                                                                  -----------    -----------    -----------

Other cash flow information:
     Interest paid                                                                $     4,142    $    18,293    $    18,305
     Income taxes paid, net                                                            16,884          5,135        116,050
     Non-cash investing and financing activities:
         Tax benefit on stock option transactions                                      86,312        249,057        117,088
         Unrealized gain (loss) on investments, net                                    43,538         (1,493)        (4,839)
         Fair value of stock issued and options assumed in business combinations       13,366           -             2,192

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  DESCRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS. 3Com Corporation ("3Com" or "us", we", "our") was founded on June 4, 1979. A pioneer in the computer networking industry, we have evolved from a supplier of discrete networking products to a leading provider of broad-based networking systems and services that connect people and organizations to information across both local area networks (LANs) and wide area networks (WANs), including the Internet. Headquartered in Santa Clara, California, 3Com has worldwide research and development, manufacturing, marketing, sales and support capabilities.


NOTE 2:  SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR. Effective June 1, 1997, 3Com adopted a 52-53 week fiscal year ending on the Sunday nearest to May 31. Effective June 1, 1998, 3Com adopted a 52-53 week fiscal year ending on the Friday nearest to May 31. These changes did not have a significant effect on 3Com's consolidated financial statements. Fiscal year 1999 contained 52 weeks, whereas fiscal year 2000 will contain 53 weeks. For fiscal year 2000, the first three quarters will contain 13 weeks, whereas the fourth quarter will contain 14 weeks.

USE OF ESTIMATES IN THE PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of 3Com Corporation, our wholly-owned subsidiaries, and our joint venture. Due to 3Com's ability to exercise significant influence over operating and financial policies of the joint venture, we have consolidated this joint venture since the date of our investment by including its full results in our consolidated balance sheet and consolidated statement of income and then excluding the portion of the net income/loss and equity related to the other venture partners. All significant intercompany balances and transactions are eliminated in consolidation.

CASH EQUIVALENTS are highly liquid debt investments acquired with a remaining maturity of three months or less.

INVESTMENTS. Short-term investments consist of investments acquired with maturities exceeding three months but less than two years. While 3Com's intent is to hold debt securities to maturity, consistent with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," we have classified all debt securities and all investments in equity securities that have readily determinable fair values as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Such securities are reported at fair value, with unrealized gains or losses excluded from earnings and included in other comprehensive income, net of applicable taxes. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value, if any, judged to be other than temporary are reported in interest and other income, net in the consolidated statements of income.

CONCENTRATION OF CREDIT RISK. Financial instruments which potentially subject 3Com to concentrations of credit risk consist principally of short term investments and accounts receivable. 3Com generally invests in instruments with an investment credit rating of AA and better. We also place our investments for safekeeping with high-credit-quality financial institutions, and by policy, limit the amount of credit exposure from any one financial institution.

For the year ended and as of May 28, 1999, 3Com had two customers that accounted for 17 percent and 12 percent of total sales, respectively, and 21 percent and 11 percent of total accounts receivable, respectively. For the year ended and as of May 31, 1998, 3Com had one customer that accounted for 14 percent of total sales and 14 percent of total accounts receivable. This same customer accounted for 13 percent of total sales for the fiscal year ended May 31, 1997.

INVENTORIES are stated at the lower of standard cost (which approximates first-in, first-out cost) or market.

PROPERTY AND EQUIPMENT is stated at cost. Equipment under capital leases is stated at the lower of fair market value or the present value of the minimum lease payments at the inception of the lease.

LONG-LIVED ASSETS. 3Com evaluates the carrying value of our long-lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset including disposition, is less than the carrying value of the asset. During fiscal 1999, $13.7 million of goodwill was charged to operations as the goodwill was determined to be impaired.

DEPRECIATION AND AMORTIZATION are computed over the shorter of the estimated useful lives, lease or license terms on a straight-line basis - generally 2-15 years, except for buildings which are depreciated over 25 years. Purchased technology and goodwill are included in other assets and are amortized over their estimated useful lives, generally two to seven years.

REVENUE RECOGNITION. 3Com generally recognizes a sale when the product has been shipped, risk of loss has passed to the customer, and collection of the resulting receivable is probable. We accrue related product return reserves, warranty, other post-contract support obligations, and royalty expenses at the time of sale. Service and maintenance sales are recognized over the contract term. We give limited product return and price protection rights to certain distributors and resellers. Product return rights are generally limited to a percentage of sales over a one to three month period. We provide a limited warranty on our products for periods ranging from 90 days to the lifetime of the product, depending upon the product.

ADVERTISING. Cooperative advertising obligations are expensed at the time the related sales are recognized. All other advertising costs are expensed as incurred.

FOREIGN CURRENCY TRANSLATION. The majority of 3Com's sales are denominated in U.S. Dollars. For foreign operations with the local currency as the functional currency, assets and liabilities are translated at year-end exchange rates, and statements of income are translated at the average exchange rates during the year. Gains or losses resulting from foreign currency translation are included as a component of other comprehensive income.

For 3Com entities with the U.S. Dollar as the functional currency, foreign currency denominated assets and liabilities are translated at the year-end exchange rates except for inventories, prepaid expenses, and property and equipment, which are translated at historical exchange rates. Statements of income are translated at the average exchange rates during the year except for those expenses related to balance sheet amounts that are translated using historical exchange rates. Gains or losses resulting from foreign currency translation are included in interest and other income, net in the consolidated statements of income. Foreign currency gains were $2.0 million for the year ended May 28, 1999, foreign currency losses were $12.3 million for the year ended May 31, 1998, and were not significant for the year ended May 31, 1997.

Where available, 3Com enters into foreign exchange forward and option contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. Option premiums are expensed in the current period in interest and other income, net.

STOCK-BASED COMPENSATION. 3Com accounts for our employee stock plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees."

NET INCOME PER SHARE. Basic earnings per share is computed using the weighted average number of common shares. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of employee stock options, restricted stock and convertible securities.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998 and June 1999, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." These Statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for 3Com's fiscal year ending May 31, 2002. We believe that the adoption of these statements will not have a significant impact on our financial results.

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. SOP 98-1 will be effective for 3Com's fiscal year ending June 2, 2000. We believe that the adoption of this Statement will not have a significant impact on our financial results.


NOTE 3:  BUSINESS COMBINATIONS AND JOINT VENTURE

For acquisitions accounted for as purchases, 3Com's consolidated statements of income include the operating results of the acquired companies from their acquisition dates. Acquired assets and liabilities were recorded at their estimated fair values at the dates of acquisition, and the aggregate purchase price plus costs directly attributable to the completion of the acquisitions have been allocated to the assets and liabilities acquired. Unless otherwise stated, for acquisitions accounted for under the pooling-of-interests method, all financial data of 3Com has been restated to include the historical financial data of these acquired companies. No significant adjustments were required to conform the accounting policies of the acquired companies.

3Com completed the following transactions during the fiscal year ended May 28, 1999:

- On March 5, 1999, 3Com acquired NBX Corporation (NBX). The aggregate purchase price of $87.8 million consisted of cash of approximately $75.4 million, assumption of stock options with a fair value of approximately $11.9 million, and $0.5 million of costs directly attributable to the completion of the acquisition. Approximately $5.6 million of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to 3Com's operations in the fourth quarter of fiscal 1999. After reflecting tax basis adjustments, this purchase resulted in approximately $94.4 million of goodwill and other intangible assets that are being amortized over estimated useful lives of two to seven years. NBX developed Internet protocol (IP)-based telephony systems that integrate voice and data communications over small business LANs and WANs.

- On February 18, 1999, 3Com acquired certain assets of ICS Networking, Inc. (ICS), a wholly-owned subsidiary of Integrated Circuit Systems, Inc. for an aggregate purchase price of $16.1 million in cash including $0.1 million of costs directly attributable to the completion of the acquisition. Approximately $5.0 million of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to 3Com's operations in the third quarter of fiscal 1999. This purchase resulted in approximately $6.9 million of goodwill and other intangible assets that are being amortized over estimated useful lives of three to seven years. ICS was a manufacturer of integrated circuit products focused on the design and marketing of mixed signal integrated circuits for frequency timing, multimedia and data communications applications.

- On February 8, 1999, 3Com acquired Smartcode Technologie SARL (Smartcode) for an aggregate purchase price of $17.4 million in cash including $0.2 million of costs directly attributable to the completion of the acquisition. Approximately $2.1 million of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to 3Com's operations in the third quarter of fiscal 1999. This purchase resulted in approximately $14.4 million of goodwill and other intangible assets that are being amortized over estimated useful lives of two to six years. Smartcode was a provider of wireless data communications and Internet access software technology and is based in France.

- On January 25, 1999, 3Com entered into a joint venture named ADMtek, Inc. (ADMtek) to gain access to specific silicon design technology and expertise. 3Com contributed approximately $5.3 million in cash for a 44 percent interest in the joint venture. Under the terms of the joint venture agreement, 3Com has certain rights to increase its ownership in the joint venture. Due to 3Com's ability to exercise significant influence over operating and financial policies of the joint venture, we have consolidated this joint venture since the date of our investment by including its full results in our consolidated balance sheet and consolidated statement of income and then excluding the portion of the net income/loss and equity related to the other venture partners.

- On November 6, 1998, 3Com acquired EuPhonics, Inc. (EuPhonics). The aggregate purchase price of $8.3 million consisted of cash of approximately $6.6 million, assumption of stock options with a fair value of approximately $1.5 million, and $0.2 million of costs directly attributable to the completion of the acquisition. The charge for purchased in-process technology associated with the acquisition was not material, and was included in research and development expenses in the second quarter of fiscal 1999. After reflecting tax basis adjustments, this purchase resulted in approximately $10.8 million of goodwill and other intangible assets that are being amortized over estimated useful lives of four years. EuPhonics developed digital signal processor
     (DSP)-based audio software that drives integrated circuits, sound cards, consumer electronics, and other hardware.

3Com completed the following acquisitions during the fiscal year ended May 31, 1998:

- On June 12, 1997, 3Com Corporation completed the merger with U.S. Robotics Corporation (U.S. Robotics), the leading supplier of products and systems for accessing information across the WAN, including modems and remote access products. This merger was accounted for as a pooling-of-interests. 3Com issued approximately 158 million shares of our common stock in exchange for all outstanding common stock of U.S. Robotics. 3Com also assumed all options to purchase U.S. Robotics' stock, which were converted into options to purchase approximately 31 million shares of 3Com's common stock, pursuant to the terms of the merger.

     All financial data of 3Com presented in this Form 10-K have been restated to include the historical financial information of U.S. Robotics in accordance with generally accepted accounting principles and pursuant to Regulation S-X. The 3Com statement of income for the fiscal year ended May 31, 1997 has been combined with the U.S. Robotics statement of income for the period from July 1, 1996 through May 25, 1997. This combining methodology includes the last three reported quarters of U.S. Robotics, ended September 29, 1996, December 29, 1996, and March 30, 1997, and the months of April and May 1997. To reflect a complete 12-month year and a three-month fourth quarter and thereby enhance comparability of periodic reported results, U.S. Robotics' results of operations for the month ended March 30, 1997 are included in both the three-month period ended March 30, 1997 and the three-month period ended May 25, 1997. This presentation has the effect of including U.S. Robotics' results of operations for the three-month period ended September 29, 1996 in both the combined years ended May 31, 1997 and 1996, and reflects sales of $611.4 million and net income of $13.5 million. The aggregate of net income for the three-month period ended September 29, 1996 of $13.5 million and the one-month period ended March 30, 1997 of $112.9 million has been reported as a decrease to 3Com's fiscal 1997 retained earnings. 3Com's balance sheet as of May 31, 1997 was combined with U.S. Robotics' balance sheet as of May 25, 1997. The combining periods are as follows:

                                     FISCAL 1997 QUARTERLY PERIODS
                    ---------------------------------------------------------------
                      Q1'97            Q2'97             Q3'97             Q4'97
                      -----            -----             -----             -----
     3Com            Aug `96           Nov `96          Feb `97           May `97
     U.S. Robotics   Sept `96          Dec `96          Mar `97           May `97*

     *Three-month period which includes March, April, and May.

     The results of operations for the fiscal year ended May 31, 1998 contain the combined results of both 3Com and U.S. Robotics for the entire 12 months.

     The combined results reflect reclassifications to conform financial statement presentation, as follows:

     (In thousands, except per share amounts)               May 31,
                                                             1997
                                                          -----------
     Sales:
          3Com                                             $3,147,106
          U.S. Robotics                                     2,503,945
          Reclassifications to conform
             financial statement presentation                 (44,974)
                                                          -----------
          Combined                                         $5,606,077
                                                          -----------
                                                          -----------
     Net income:
          3Com                                            $   373,950
          U.S. Robotics                                       126,583
                                                          -----------
          Combined                                        $   500,533
                                                          -----------
                                                          -----------

     Net income per share (on a diluted basis):
          3Com                                                $  2.01
          U.S. Robotics (1)                                      0.75
                                                              -------
          Combined                                            $  1.42
                                                              -------
                                                              -------

     (1) Adjusted for effect of exchange ratio of 1.75 shares of 3Com common stock for each share of U.S. Robotics common stock.

- On March 2, 1998, 3Com purchased Lanworks Technologies, Inc. (Lanworks), for approximately $13.0 million in cash. Approximately $8.4 million of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use, and was charged to 3Com's operations in the fourth quarter of fiscal 1998. Lanworks developed, manufactured, and marketed personal computer (PC) network boot technologies and products, which are critical components of a complete desktop management environment.

3Com completed the following acquisitions during the fiscal year ended May 31, 1997:

- On October 31, 1996, 3Com acquired OnStream Networks, Inc. (OnStream) by issuing approximately 3.3 million shares of our common stock in exchange for all the outstanding stock of OnStream. 3Com also assumed and exchanged all options to purchase OnStream stock for options to purchase approximately 400,000 shares of 3Com's common stock. The acquisition was accounted for as a pooling-of-interests. Financial data of 3Com has been restated for the quarter ended August 31, 1996 to include the historical financial information of OnStream for that period, in accordance with generally accepted accounting principles and pursuant to Regulation S-X. Such restatement increased 3Com's sales and decreased net income by $3.2 million and $1.5 million, respectively, for the quarter ended August 31, 1996. Financial information as of May 31, 1997 and for the year then ended reflects 3Com's and OnStream's operations for those periods. The financial effect of the results of operations of OnStream prior to fiscal 1997 has been accounted for as a $16.4 million charge against retained earnings in fiscal 1997. As a result of the acquisition, in the second quarter of fiscal 1997 3Com recorded acquisition-related charges, primarily transaction costs, totaling $6.6 million. OnStream was a provider of asynchronous transfer mode (ATM) and broadband WAN and access products.

- On August 29, 1996, U.S. Robotics purchased Scorpio Communications Ltd. (Scorpio) for approximately $74.5 million. The aggregate purchase price, including direct costs of acquisition, was paid through available cash resources and proceeds from short-term borrowings. Approximately $54.0 million of the total purchase price represented purchased in-process technology that was expensed upon acquisition. Scorpio designed, manufactured and sold scalable, fully redundant, fault-tolerant ATM switches that targeted workgroup LAN, corporate backbone and WAN access environments.

- During the year ended May 31, 1997, U.S. Robotics acquired distributors in Korea, Japan, Australia, and Sweden. The aggregate purchase price of $13.4 million consisted of cash, net of cash acquired and issuance of stock with a fair value of $0.1 million. These purchases resulted in $14.0 million of goodwill.

NOTE 4:  INVESTMENTS

Available-for-sale securities consist of:

                                                                    May 28, 1999
                                          ----------------------------------------------------------------
                                                                  Gross           Gross
                                           Amortized           Unrealized       Unrealized       Estimated
(In thousands)                                Cost                Gains           Losses        Fair Value
                                          ----------------------------------------------------------------

State and municipal securities            $   469,621           $  1,203        $   (195)       $  470,629
Corporate debt securities                     239,873                 35          (1,172)          238,736
                                          -----------           --------        --------        ----------
Short-term investments                        709,494              1,238          (1,367)          709,365

Publicly traded corporate equity
   securities                                  10,487             72,792               -            83,279
                                          -----------           --------        --------        ----------

Total                                     $   719,981           $ 74,030        $ (1,367)       $  792,644
                                          -----------           --------        --------        ----------
                                          -----------           --------        --------        ----------

                                                                    May 31, 1998
                                          ----------------------------------------------------------------
                                                                  Gross            Gross
                                            Amortized          Unrealized       Unrealized       Estimated
(In thousands)                                Cost                Gains           Losses        Fair Value
                                          ----------------------------------------------------------------
State and municipal securities            $   509,702           $  1,368        $      -        $  511,070
Corporate debt securities                      36,018                  9               -            36,027
                                          -----------           --------        --------        ----------
Short-term investments                        545,720              1,377               -           547,097

Publicly traded corporate equity
   securities                                   9,326                718            (523)            9,521
                                          -----------           --------        --------        ----------

Total                                     $   555,046           $  2,095        $   (523)       $  556,618
                                          -----------           --------        --------        ----------
                                          -----------           --------        --------        ----------

Publicly traded corporate equity securities are included in other current assets.

During the fiscal year ended May 28, 1999, publicly traded corporate equity securities were sold for proceeds of $0.4 million, resulting in realized losses of $2.6 million. During the fiscal year ended May 31, 1998, available-for-sale securities were sold for proceeds of $36.2 million, resulting in insignificant realized gains and losses. There were no sales of available-for-sale securities during the fiscal year ended May 31, 1997.

The contractual maturities of available-for-sale debt securities at May 28, 1999 are as follows:

                                            Amortized         Estimated
(In thousands)                                Cost           Fair Value
                                          -----------------------------
Within one year                           $   387,098       $   387,726
Over one year to two years                    322,396           321,639
                                          -----------       -----------

Short-term investments                    $   709,494       $   709,365
                                          -----------       -----------
                                          -----------       -----------

NOTE 5:  INVENTORIES

Inventories consist of:

                                             May 28,           May 31,
(In thousands)                                1999             1998
                                          -----------       -----------
Finished goods                            $   237,515       $   457,726
Work-in-process                                49,452            51,510
Raw materials                                  67,305           135,535
                                          -----------       -----------
Total                                     $   354,272       $   644,771
                                          ===========       ===========


NOTE 6:  PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of:

                                             May 28,          May 31,
(In thousands)                                1999             1998
                                          -----------       -----------
Land                                      $    48,365       $    48,902
Land held for development                      36,497            36,497
Buildings and improvements                    298,493           215,552
Property and equipment held for sale, net      11,825            12,804
Machinery and equipment                       930,523           828,290
Furniture and fixtures                        100,878           102,008
Leasehold improvements                         57,457            64,435
Construction in progress                       77,192           173,090
                                          -----------       -----------
Total                                       1,561,230         1,481,578
Accumulated depreciation and
     amortization                            (729,673)         (622,799)
                                          -----------       -----------

Property and equipment, net               $   831,557       $   858,779
                                          -----------       -----------
                                          -----------       -----------

FOR THE YEAR ENDED MAY 28, 1999. 3Com sold three facilities in the Chicago and Boxborough areas and equipment in the Chicago area for total net proceeds of $29.3 million. In addition, we recognized a gain of $4.2 million that was deferred pending the resolution of certain contingencies associated with the sale of a 33 acre parcel near 3Com's Santa Clara headquarters in fiscal 1998.

FOR THE YEAR ENDED MAY 31, 1998. In fiscal 1998, 3Com committed to a strategy to consolidate our manufacturing operations in the Chicago area. As a result of this decision, we decided to dispose of our Morton Grove office and manufacturing facility. Although this asset's carrying cost of approximately $32.2 million had been deemed recoverable through the operations of the division that previously occupied the facility, the decision to dispose of the asset resulted in the recognition of a loss of approximately $19.4 million, reflecting the difference between the estimated net realizable value and the carrying value of the plant.

During fiscal 1998, 3Com acquired a 58-acre parcel of land near our existing headquarters in Santa Clara pursuant to our purchase rights under a pre-existing operating lease for the land. 3Com entered into a cash sale for a portion of the land and recognized a gain of approximately $15.8 million on the sale of the property. An additional $4.2 million gain was deferred pending the resolution of certain contingencies. The remaining 39-acre portion of land will be held for future development.

The aggregate loss of $3.6 million associated with these two transactions was included as a component of merger-related charges and other. See Note 11.

NOTE 7:  OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of:

                                                              May 28,           May 31,
(In thousands)                                                 1999              1998
                                                            -----------      -----------
Accrued payroll and related expenses                        $   110,215      $   112,190
Accrued product warranty                                        129,794           87,278
Accrued distributor rebates                                      46,941           95,163
Deferred revenue                                                 81,677           78,846
Accrued promotion rebates                                        62,942           33,061
Other                                                           242,806          254,765
                                                            -----------      -----------
Other accrued liabilities                                   $   674,375      $   661,303
                                                            ===========      ===========


NOTE 8:  BORROWING ARRANGEMENTS AND COMMITMENTS

During the fourth quarter of fiscal 1999, we leased a new 540,000 square foot office complex in Marlborough, Massachusetts. The new campus consolidates general administration, research and development and manufacturing operations formerly conducted in five separate leased facilities. The site will support expansion of approximately 660,000 square feet to accommodate future growth. The lease expires in August 2002, with an option to extend the lease term for two successive periods of five years each. We have an option to purchase the property for $86.0 million, or at the end of the lease arrange for the sale of the property to a third party with 3Com retaining an obligation to the owner for the difference between the sale price and $86.0 million, subject to certain provisions of the lease.

During the third quarter of fiscal 1999, we leased three additional buildings totaling approximately 300,000 square feet at our Santa Clara, California headquarters site. The lease expires in August 2002, with an option to extend the lease term for two successive periods of five years each. We have an option to purchase the property for $83.6 million, or at the end of the lease arrange for the sale of the property to a third party with 3Com retaining an obligation to the owner for the difference between the sale price and $83.6 million, subject to certain provisions of the lease.

3Com also leases approximately 870,000 square feet for our Santa Clara, California headquarters site. The lease expires in November 2001, with an option to extend the lease term for two successive periods of five years each. We have an option to purchase the property for $152.6 million, or at the end of the lease arrange for the sale of the property to a third party with 3Com retaining an obligation to the owner for the difference between the sale price and $152.6 million, subject to certain provisions of the lease.

The three aforementioned leases require 3Com to maintain specified financial covenants, all of which 3Com was in compliance with as of May 28, 1999. Future minimum lease payments are included in the table below.

3Com leases certain of our facilities under operating leases. Leases expire at various dates from 1999 to 2015, and certain facility leases have renewal options with rentals based upon changes in the Consumer Price Index or the fair market rental value of the property.

Future operating lease commitments, net of sublease income are as follows:

Fiscal Year                                                                 (in thousands)
------------------------------------------------------------------------------------------
2000                                                                         $    36,439
2001                                                                              27,196
2002                                                                              20,885
2003                                                                               7,316
2004                                                                               2,401
Thereafter                                                                        16,644
                                                                             -------------
Total                                                                        $   110,881
                                                                             -------------
                                                                             -------------

During fiscal 1999, 3Com entered into a sublease agreement that expires on October 31, 2006. 3Com will record approximately $32.1 million of sublease income over the life of the sublease.

Rent expense was $56.7 million, $53.4 million, and $42.7 million for the fiscal years ended May 28, 1999 and May 31, 1998 and 1997.

As of May 28, 1999, 3Com had approximately $13.0 million in capital expenditure commitments, primarily associated with facilities renovation and information system projects.

3Com has a $100 million revolving bank credit agreement that expires December 20, 1999. Payment of cash dividends are permitted under the credit agreement, subject to certain limitations based on 3Com net income levels. The credit agreement requires 3Com to maintain specified financial covenants. As of May 28, 1999, there were no outstanding borrowings under the credit agreement, and 3Com was in compliance with all required covenants.

As of May 28, 1999, 3Com had borrowings related to a $5.8 million equipment financing transaction, $1.4 million of debt acquired in the Smartcode acquisition, and $1.8 million of debt related to the ADMtek joint venture. Also, as of May 28, 1999, 3Com had approximately $18.0 million in unused bank-issued standby letters of credit and bank guarantees.

During July 1994, 3Com arranged a private placement of $60 million in 7.52% Unsecured Senior Notes with three insurance companies. The notes are payable in five equal installments beginning in June 1997. As of May 28, 1999 and May 31, 1998, borrowings under these notes totaled approximately $36 million and $48 million, respectively. As of May 28, 1999 and May 31, 1998, we had $12 million of this debt classified as current portion of long-term obligations.

In November 1994, we completed a private placement of $110 million aggregate principal amount of convertible subordinated notes under Rule 144A of the Securities Act of 1933. Beginning in November 1997, the notes became redeemable at the option of 3Com at an initial redemption price of 102.929% of the principal amount. On December 23, 1997, 3Com redeemed all of the convertible subordinated notes. Under the terms of the note agreement, 3Com paid cash of approximately $115 million for principal, accrued interest and early call premium. Included in interest and other income, net for the year ended May 31, 1998 is a charge of approximately $4.7 million for the early call premium and write-off of unamortized issuance fees.

As of May 28, 1999, the weighted average interest rate on our outstanding debt was approximately seven percent.

NOTE 9:  COMMON STOCK

SHAREHOLDER RIGHTS PLAN. In September 1989, 3Com's board of directors approved a stock purchase rights plan and declared a dividend distribution of one common stock purchase right for each outstanding share of our common stock. The rights become exercisable based on certain limited conditions related to acquisitions of stock, tender offers and certain business combination transactions of 3Com. In the event one of the limited conditions is triggered, each right entitles the registered holder to purchase for $250 a number of shares of 3Com common stock (or any acquiring company) with a fair market value of $500. The rights are redeemable at 3Com's option for $.01 per right and expire on December 13, 2004.

STOCK OPTION PLANS. 3Com has stock option plans under which employees and directors may be granted options to purchase common stock. Options are generally granted at not less than the fair market value at grant date, vest over a two-to five-year period, and expire five to ten years after the grant date.

On December 17, 1997, 3Com's board of directors approved the repricing of certain employee stock options with an exercise price in excess of the fair market value of 3Com's common stock on January 12, 1998. The exercise price for 20.9 million shares of employee stock options was reset to $29.375, the closing market price on January 12, 1998. All such options retain their original vesting schedules but were subject to a nine-month period during which exercises were prohibited. Stock options held by executive officers and directors were not eligible for such repricing.

A summary of option transactions under the plans follows:

(Shares in thousands)                             Number                Weighted Average
                                                 of Shares               Exercise Price
                                                 ---------               --------------
Outstanding, June 1, 1996                           56,189                 $  13.42

Granted and assumed                                 13,271                    45.27
Exercised                                           (7,615)                    7.89
Canceled                                            (1,789)                   31.37
                                                  --------                 --------
Outstanding, May 31, 1997                           60,056                    20.82

Granted and assumed                                 15,701                    50.37
Exercised                                          (22,627)                   12.07
Canceled                                            (5,509)                   39.37
                                                  --------                 --------
Outstanding, May 31, 1998                           47,621                    23.39

Granted and assumed                                 18,934                    27.19
Exercised                                          (11,820)                   15.73
Canceled                                            (5,489)                   30.85
                                                  --------                 --------
Outstanding, May 28, 1999                           49,246                 $  25.60
                                                  --------                 --------
                                                  --------                 --------

As of May 28, 1999, there were 9.9 million shares available for future grant.

                                  Outstanding options as of May 28, 1999                     Exercisable at May 28, 1999
                    --------------------------------------------------------------     ------------------------------------
Range of                Number         Weighted Average        Weighted Average           Number        Weighted Average
Exercise Prices        of Shares        Exercise Price    Remaining Contractual Life     of Shares       Exercise Price
---------------        ---------       ----------------   --------------------------     ---------      ----------------
                    (in thousands)                                (in years)          (in thousands)
$  0.02 - $ 7.44            6,264             $   4.09                    3.9             6,059             $  4.19
   7.50 -  25.38            9,501                20.00                    7.5             4,836               17.47
  25.44 -  29.38           24,790                28.76                    8.4             8,857               29.28
  29.44 -  75.50            8,691                38.23                    7.8             3,861               38.52
                          -------               ------                  -----            ------              ------
Total                      49,246               $25.60                    7.5            23,613              $21.93
                          -------                                                        ------
                          -------                                                        ------

There were 29.7 million and 25.3 million options exercisable as of May 31, 1998, and 1997 with weighted average exercise prices of $18.69 and $10.83 per share, respectively.

EMPLOYEE STOCK PURCHASE PLAN. 3Com has an employee stock purchase plan, under which eligible employees may authorize payroll deductions of up to 10 percent of their compensation, as defined, to purchase common stock at a price of 85 percent of the lower of the fair market value as of the beginning or the end of the offering period.

RESTRICTED STOCK PLAN. 3Com has a restricted stock plan, under which shares of common stock are reserved for issuance at no cost to key employees. Compensation expense, equal to the fair market value on the date of the grant, is recognized as the granted shares vest over a one-to-four year period. As of May 28, 1999, there were 0.5 million shares available for future grant.

DIRECTOR STOCK PLAN. 3Com has a director stock plan, under which shares of common stock are issued to members of our board of directors at an exercise price equal to the fair market value on the date of grant and vest over 24 month increments. Following the vesting in full of an option previously received, an additional option to purchase shares of 3Com common stock is automatically granted to each eligible participant in accordance with the option grant provisions.

COMMON STOCK RESERVED FOR ISSUANCE. As of May 28, 1999, 3Com had common stock reserved for issuance as follows:

         (In thousands)
         Shareholder Rights Plan                                                 357,615
         Stock Option Plans                                                       59,152
         Employee Stock Purchase Plan                                              4,362
         Restricted Stock Plan                                                       489
                                                                                --------
         Total shares reserved for issuance                                      421,618
                                                                                --------
                                                                                --------

STOCK REPURCHASE PROGRAM. During fiscal 1999 and in June 1999, 3Com's board of directors authorized the repurchase of up to 35 million shares of 3Com's common stock. Such purchases will be made in the open market from time to time. During fiscal 1999, we repurchased 14.8 million shares of common stock for a total purchase price of $378.6 million.

ACCOUNTING FOR STOCK-BASED COMPENSATION. As permitted under SFAS 123, 3Com has elected to follow APB 25 and related Interpretations in accounting for stock-based awards to employees. Under APB 25, 3Com generally recognizes no compensation expense with respect to such awards.

Pro forma information regarding net income and earnings per share is required by SFAS 123. This information is required to be determined as if 3Com had accounted for our stock-based awards to employees (including employee stock options and shares issued under the Employee Stock Purchase Plan, collectively called "options") granted subsequent to May 31, 1995 under the fair value method of that Statement. The fair value of options granted in fiscal years 1999, 1998 and 1997 reported below has been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                       Employee Stock Option Plans                       Employee Stock Purchase Plan
                                       ---------------------------                     -------------------------------
                                        1999       1998       1997                         1999       1998       1997
                                       ---------------------------                     -------------------------------
Risk-free interest rate                 5.3%       5.5%       6.1%                         4.9%       5.5%       5.4%
Volatility                             62.0%      56.0%      54.0%                        62.0%      56.0%      54.0%
Dividend yield                          0.0%       0.0%       0.0%                         0.0%       0.0%       0.0%

As of May 28, 1999, the expected lives of options under the Employee Stock Option Plan were estimated at approximately three and one half years after the vesting date for directors and approximately two years after the vesting date for non-directors. As of May 31, 1998, the expected lives of options under the Employee Stock Option Plan were estimated at approximately three years after the vesting date for directors and approximately one year after the vesting date for non-directors. As of May 31, 1997, the expected life of options under the Employee Stock Option Plan is estimated at one year after the vesting date. As of May 28, 1999 and May 31, 1998 and 1997, the expected life of options under the Employee Stock Purchase Plan was estimated at six months.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The weighted average estimated fair value of employee stock options granted during fiscal years 1999, 1998 and 1997 was $14.95, $17.97 and $26.99 per share, respectively. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plan during fiscal years 1999, 1998, and 1997 was $8.41, $10.56, and $12.46, respectively. Because 3Com's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options' vesting period. 3Com's pro forma information follows (in thousands, except per share amounts):

                                                                        Years Ended
                                                    -----------------------------------------------
                                                      May 28,              May 31,         May 31,
                                                       1999                 1998            1997
                                                    ----------           ---------       ----------
Net income (loss):         As reported              $  403,874           $  30,214       $  500,533
                           Pro forma                   216,695            (140,351)         407,712

Earnings (loss) per share: As reported - basic      $     1.12           $    0.09       $     1.51
                           Pro forma - basic              0.60               (0.40)            1.23

                           As reported - diluted    $     1.09           $    0.08       $     1.42
                           Pro forma - diluted            0.59               (0.39)            1.15

The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because SFAS 123 is applicable only to options granted subsequent to May 31, 1995, the full effect on pro forma net income and earnings per share was not reflected for periods prior to fiscal 1999.

NOTE 10:  FINANCIAL INSTRUMENTS

The following summary disclosures are made in accordance with the provisions of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," which requires the disclosure of fair value information about both on- and off-balance sheet financial instruments where it is practicable to estimate the value. Fair value is defined in SFAS 107 as the amount at which an instrument could be exchanged in a current transaction between willing parties, rather than in a forced or liquidation sale, which is not 3Com's intent.

Because SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value to 3Com.

                                                  May 28, 1999                        May 31, 1998
                                          -----------------------------       ----------------------------
                                             Carrying         Estimated         Carrying         Estimated
(In thousands)                                 Amount        Fair Value           Amount        Fair Value
                                          ----------------------------------------------------------------
Assets:
  Cash and equivalents                    $   952,249       $   952,249       $  528,981        $  528,981
  Short-term investments                      709,365           709,365          547,097           547,097
  Corporate equity securities                 128,916           128,916           28,108            28,108

Liabilities:
  Long-term debt                          $    39,148       $    39,513       $   47,886        $   48,907

The following methods and assumptions were used in estimating the fair values of financial instruments:

CASH AND EQUIVALENTS. The carrying amounts reported in the consolidated balance sheets for cash and equivalents approximate their estimated fair values.

SHORT-TERM INVESTMENTS AND LONG-TERM DEBT. The fair values of short-term investments and long-term debt are based on quoted market prices or pricing models using current market rates.

CORPORATE EQUITY SECURITIES. Publicly traded corporate equity securities are included in other current assets. The fair value of publicly traded corporate equity securities is based on quoted market prices. Privately held corporate equity securities are included in goodwill, intangibles, deposits and other assets. Investments in privately held corporate equity securities are recorded at the lower of cost or fair value. For these non-quoted investments, our policy is to regularly review the assumptions underlying the financial performance of the privately held companies in which the investments are maintained. If and when we determine that a decline in fair value below the cost basis is other than temporary, the related investment is written down to its fair value.

FOREIGN EXCHANGE CONTRACTS. 3Com does not use derivative financial instruments for speculative or trading purposes. Where available, we enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. We also selectively enter into foreign exchange option contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. Gains and losses on the foreign exchange contracts are included in interest and other income, net, which offset foreign exchange gains or losses from revaluation of foreign currency-denominated balance sheet items and intercompany balances.

The foreign exchange forward contracts require 3Com to exchange foreign currencies for U.S. Dollars or vice versa, and generally mature in one month. As of May 28, 1999 and May 31, 1998, 3Com had outstanding foreign exchange forward contracts with aggregate notional amounts of $82.2 million and $159.3 million that had remaining maturities of one month or less. As of May 28, 1999 and May 31, 1998, 3Com did not have any outstanding foreign exchange forward contracts with maturities greater than one month. As of May 28, 1999 and May 31, 1998, the carrying amounts and estimated fair values of foreign exchange forward contracts were insignificant, and the difference between the two values was insignificant. The fair value of foreign exchange forward contracts is based on prevailing financial market information.

The foreign exchange option contracts provide 3Com with the right to exchange foreign currencies for U.S. Dollars or vice versa, and generally mature in one month. As of May 28, 1999, 3Com had an outstanding foreign exchange option contract with a notional amount of $2.8 million that had a remaining maturity of one month or less. As of May 28, 1999, 3Com did not have any outstanding foreign exchange option contracts with maturities greater than one month. As of May 28, 1999, the carrying amount and estimated fair value of the foreign exchange option contract was insignificant, and the difference between the two values was insignificant. As of May 31, 1998, 3Com did not have any foreign exchange option contracts. The fair value of foreign exchange option contracts is based on prevailing financial market information.

NOTE 11: PURCHASED IN-PROCESS TECHNOLOGY, MERGER-RELATED CHARGES (CREDITS) AND OTHER

PURCHASED IN-PROCESS TECHNOLOGY

During fiscal 1999, 3Com purchased NBX, Smartcode and certain assets of ICS. In each of these acquisitions, a portion of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. The amounts charged as purchased in-technology to 3Com's operations in fiscal 1999 were as follows: $5.6 million for NBX, $2.1 million for Smartcode and $5.0 million for ICS.

During the fourth quarter of fiscal 1998, 3Com purchased Lanworks for approximately $13.0 million in cash. Approximately $8.4 million of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. This amount was charged to 3Com's operations in the fourth quarter of fiscal 1998.

During the fiscal year ended May 31, 1997, U.S. Robotics acquired Scorpio for $74.5 million. Approximately $54.0 million of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. This amount was charged to 3Com's operations in the first quarter of fiscal 1997.

MERGER-RELATED CHARGES (CREDITS)

On June 12, 1997, 3Com completed a merger with U.S. Robotics, which was accounted for as a pooling of interests. As a result of this merger, 3Com has recorded aggregate merger-related charges of $242.2 million through May 28, 1999, which included $198.4 million of integration expenses and $43.8 million of direct transaction costs (consisting primarily of investment banking and other professional fees). The following table displays a rollforward of the integration expense activity and balances of the U.S. Robotics merger reserve from June 1, 1997 through May 28, 1999 (in thousands):



---------------------------------------------------------------------------------------------------------------------------
                                                                              1998
                                                          ---------------------------------------
                                         May 31, 1997           Provision/                                      May 31, 1998
Type of cost                                Balance       Revisions in Estimates       Deductions                 Balance
----------------------------------------------------------------------------------------------------------------------------
Facilities                                     -                $   48,279            $    11,695                  $ 36,584
Severance and outplacement                     -                    61,760                 55,550                     6,210
Long-term assets                               -                    41,837                 40,548                     1,289
Inventory                                      -                    65,181                 58,752                     6,429
---------------------------------------------------------------------------------------------------------------------------
Total                                          -                $  217,057            $   166,545                  $ 50,512
---------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------------
                                                                              1999
                                                                ---------------------------------
                                         May 31, 1998           Revisions in                                   May 28, 1999
Type of cost                                 Balance              Estimates            Deductions                Balance
-------------------------------------------------------------------------------------------------------------------------
Facilities                                $  36,584             $  (16,196)           $     6,453               $    13,935
Severance and outplacement                    6,210                 (2,016)                 3,599                       595
Long-term assets                              1,289                    251                    797                       743
Inventory                                     6,429                   (666)                 5,763                      -
---------------------------------------------------------------------------------------------------------------------------
Total                                     $  50,512             $  (18,627)           $    16,612               $    15,273
---------------------------------------------------------------------------------------------------------------------------


Remaining cash expenditures relating to the U.S. Robotics merger charge are estimated to be approximately $3.0 million. As of May 28, 1999, substantially all benefits had been paid to terminated employees. The remaining severance and outplacement accrual relates primarily to a payment made subsequent to the fiscal 1999 to one individual. 3Com expects to have completed all exit activities by November 30, 2002.

As of May 28, 1999, 3Com also had a remaining merger accrual totaling $2.1 million related to the Chipcom Corporation merger.

Merger-related charges for the year ended May 31, 1997 consisted of direct transaction costs of $6.6 million, primarily investment banking and other professional fees, related to the acquisition of OnStream.

OTHER CHARGES

During fiscal 1999, 3Com recorded a $4.2 million net gain on the sale of land, which had previously been deferred pending resolution of certain contingencies that were resolved during the year. Also included in other charges was a $3.0 million charge reflecting a change in the estimated net realizable value of closed manufacturing plants in Chicago. The charge reflects a change in the estimated net realizable value of the plant, reflecting current market conditions.

During fiscal 1998, 3Com recorded a net credit of $7.0 million associated with past merger activities and disposition of real estate. This net credit is comprised of the reversal of approximately $10.6 million of previously recorded merger accruals based on revised estimates, the sale of land in Santa Clara near our headquarters which resulted in a net gain of $15.8 million, and the decision to close one of two manufacturing plants in Chicago which resulted in a one-time charge of $19.4 million reflecting the difference between the estimated net realizable value and the carrying value of the plant.

See Note 3 for additional information.

NOTE 12:  INTEREST AND OTHER INCOME, NET

Interest and other income, net consists of:

                                                                               Years Ended
                                                            ----------------------------------------------
                                                                May 28,          May 31,          May 31,
(In thousands)                                                  1999              1998             1997
                                                            -----------      -----------       -----------
Interest income                                             $    63,245      $    46,175       $    36,263
Interest expense                                                 (3,756)         (16,685)          (20,451)
Other                                                            (5,434)         (12,582)           (7,332)
                                                            -----------      -----------       -----------

Total                                                       $    54,055      $    16,908       $     8,480
                                                            ===========      ===========       ===========


NOTE 13:  INCOME TAXES

The provision for income taxes consists of:
                                                                               Years Ended
                                                            -----------------------------------------------
                                                               May 28,           May 31,          May 31,
 (In thousands)                                                 1999              1998             1997
                                                            -----------      -----------       -----------
Current:
   Federal                                                  $    21,134      $   257,853       $   213,969
   State                                                         30,489                8            54,115
   Foreign                                                       49,805           37,641            54,201
                                                            -----------      -----------       -----------

Total current                                                   101,428          295,502           322,285
                                                            -----------      -----------       -----------

Deferred:
   Federal                                                       96,763         (218,528)          (21,811)
   State                                                         (6,342)           2,537            (7,412)
   Foreign                                                      (10,130)           6,748             7,106
                                                            -----------      -----------       -----------

Total deferred                                                   80,291         (209,243)          (22,117)
                                                            -----------      -----------       ----------- -

Total                                                       $   181,719      $    86,259       $   300,168
                                                            ===========      ===========       ===========

The components of net deferred tax assets consist of:

                                                               May 28,          May 31,
(In thousands)                                                 1999              1998
                                                            -----------      -----------
Deferred tax assets:
   Reserves not recognized for tax purposes                 $   227,739      $   212,026
   Net operating loss carryforwards                             156,271          237,100
   Amortization and depreciation                                 19,034           16,988
   Other                                                         14,647           44,608
   Valuation allowance                                          (52,372)         (46,587)
                                                            -----------      -----------

Total deferred tax assets                                       365,319          464,135
                                                            -----------      -----------
Deferred tax liabilities:
   Unremitted earnings                                          (81,960)         (81,960)
   Unrealized gain on investments, net                          (28,298)            (745)
   Other                                                           (240)            -
                                                            ----------       -----------

Net deferred tax assets                                     $   254,821      $   381,430
                                                            ===========      ===========


The valuation allowance relates partially to net operating losses and is required, as we believe that it is more likely than not that such benefits will not be realized due to various limitations on their use. The allowance also relates to certain expenses, the realization of which is not assured on future state income tax returns. The valuation allowance increased $5.8 million in fiscal 1999 and increased $29.0 million in fiscal 1998.

3Com's income taxes payable for federal, state, and foreign purposes has been reduced by the tax benefits associated with the exercise of employee stock options and with disqualifying dispositions of stock options. The amount of the benefit is the tax effect of the difference between the market value of the stock issued at the time of option exercise and the exercise price of the option.

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

                                                                                   Years Ended
                                                                  ------------------------------------------
                                                                  May 28,            May 31,          May 31,
                                                                   1999               1998             1997
                                                                   ----               ------           ----
Tax computed at federal statutory rate                             35.0%              35.0%            35.0%
State income taxes, net of federal effect                           2.7                1.4              3.4
Foreign sales corporation                                           -                   -              (0.5)
Tax exempt investment income                                       (1.2)              (5.5)            (0.5)
Provision for combined foreign and U.S. taxes on
   certain foreign income at rates greater than
   (less than) U.S. rates                                          (5.8)               0.6             (1.6)
Research tax credits                                               (0.6)              (5.5)            (1.1)
Non-deductible purchased in-process technology
   and merger-related charges                                       0.5               44.2              2.0
Other                                                               0.5                3.9              0.8
                                                                 ------               ----             ----

Total                                                              31.1%              74.1%            37.5%
                                                                 ======               ====             ====

Income before income taxes for the fiscal years ended May 28, 1999 and May 31, 1998 and 1997 includes income of $227.1 million, $170.5 million, and $316.9 million, respectively from our foreign subsidiaries. We have not provided for federal income taxes on approximately $501.8 million of undistributed earnings of our foreign subsidiaries since we intend to reinvest in foreign subsidiary operations indefinitely. It is not practicable to estimate the income tax liability that might be incurred upon the remittance of such earnings.

3Com has operating loss carryforwards related to various taxing jurisdictions, the total of which is approximately $340 million. These carryforwards expire through the year 2013.


NOTE 14:  COMPREHENSIVE INCOME

On June 1, 1998, we adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is the total of net income and other comprehensive income. The components of other comprehensive income and their related tax effects are as follows (in thousands):

                                                                              Years Ended
                                                             ---------------------------------------------
                                                               May 28,           May 31,          May 31,
                                                                1999              1998             1997
                                                             ----------       ----------        ----------
Gains (losses) on investments during the year, net of
       tax expense (benefit) of $28,577, $(816), and
       $3,275 in 1999, 1998, and 1997, respectively          $   45,157       $   (1,520)       $   (4,839)
Less: adjustment for gains (losses) included in net
       income, net of tax expense (benefit) of $(1,024),
       $15, and $0 in 1999, 1998, and 1997, respectively         (1,619)              27              -
Change in accumulated translation adjustments during
       the year, net of tax of $0 in 1999, 1998, and 1997        (3,830)           2,672            (4,791)
                                                             ----------       ----------        ----------
Other comprehensive income                                   $   39,708       $    1,179        $   (9,630)
                                                             ==========       ==========        ==========


Accumulated other comprehensive income presented in the accompanying consolidated balance sheets consists of the accumulated net unrealized gain on available-for-sale investments and the accumulated foreign translation adjustments.


NOTE 15:  NET INCOME PER SHARE

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

                                                                              Years Ended
                                                             ----------------------------------------------
                                                               May 28,           May 31,          May 31,
                                                                1999              1998             1997
                                                             ----------       ----------        ----------

Net income                                                   $  403,874       $   30,214        $  500,533
                                                             ==========       ==========        ==========

Weighted average shares-Basic                                   360,424          351,154           330,517
Effect of dilutive securities:
       Employee stock options                                     8,735            8,958            22,429
       Restricted stock                                             202              150               323
                                                             ----------       ----------        ----------
Weighted average shares-Diluted                                 369,361          360,262           353,269
                                                             ==========       ==========        ==========

Net income per share-Basic                                   $     1.12       $     0.09        $     1.51
Net income per share-Diluted                                 $     1.09       $     0.08        $     1.42



NOTE 16:  BUSINESS SEGMENT INFORMATION

In fiscal 1999, we adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products, geographic information and major customers.

3Com has evolved from a supplier of discrete networking products to a leading provider of broad-based networking systems and services that connect people and organizations to information across LANs and WANs, including the Internet. 3Com is organized around four separately managed business units: Network Systems, Personal Connectivity, Handheld Computing, and Customer Service. Consistent with the rules of SFAS No. 131, we have aggregated these four business units into three reportable segments. Customer Service was combined with Network Systems as Customer Service operations are an integral part of the Network Systems unit and are regularly combined for internal management reviews when assessing performance and making decisions regarding allocation of resources and investments. The Personal Connectivity segment manufactures and sells desktop network interface cards, desktop modems, and mobile personal computer cards. The Network Systems segment manufactures and sells switches, hubs, remote access concentrators, routers, as well as services associated with sales of these products. The Handheld Computing segment consists of the Palm Computing line of handheld devices, the Palm.Net service offering and the licensing of the Palm Computing operating system.

3Com's Chief Executive Officer and Chief Operating Officer have been identified as the chief operating decision makers (CODMs) for SFAS No. 131 purposes as they assess the performance of the business units and decide how to allocate resources to the business units. Segment income is the measure of profit and loss that our CODMs use to assess performance and make decisions. Segment income represents the sales less the cost of sales and direct expenses incurred within the operating segments. In addition, 3Com's sales and corporate marketing, manufacturing, finance and administration groups are allocated to operating segments and are included in the results below. Certain corporate level operating expenses (primarily bonuses based on 3Com results, unallocated corporate expenses, and one-time charges or credits) are not allocated to operating segments and are included in corporate and other in the reconciliation of operating results (see footnote (1) below). Further, because interest and other income, net is allocated to each of the business units as a simple percentage of sales and the provision for income taxes is allocated to each business unit as a percentage of pre-tax income, we have included interest and other income, net and the provision for income taxes in the corporate and other column (see footnote (1) below).

Our business units do not sell to each other, and accordingly, we have no intersegment sales. 3Com's CODMs do not review total assets or depreciation and amortization by operating segment, but they do review inventory by operating segment. Inventory by reportable operating segment for fiscal 1997 is not available. The accounting policies for reported segments are the same as for 3Com as a whole (see Note 2).

REPORTABLE OPERATING SEGMENTS

Information on reportable segments for the three years ended May 28, 1999 and May 31, 1998 and 1997 is as follows (in thousands):

                                  Network             Personal            Handheld          Corporate
1999                              Systems           Connectivity          Computing         and Other (1)           Total
-------------------------------------------------------------------------------------------------------------------------
Sales                       $   2,612,593          $   2,589,657        $   569,899         $   -           $   5,772,149
Segment income                    139,698                365,005             47,613          (148,442)            403,874

Inventory                         172,577                162,924             18,771             -                 354,272

                                  Network             Personal            Handheld          Corporate
1998                              Systems           Connectivity          Computing         and Other (1)           Total
-------------------------------------------------------------------------------------------------------------------------

Sales                       $   2,347,082          $   2,808,935        $   264,350         $   -           $   5,420,367
Segment income                     14,397                359,747                864          (344,794)             30,214

Inventory                         314,660                309,350             20,761             -                 644,771


                                            57


                                  Network             Personal            Handheld          Corporate
1997                              Systems           Connectivity          Computing         and Other (1)           Total
-------------------------------------------------------------------------------------------------------------------------

Sales                       $   2,325,734          $   3,155,947        $   124,396         $   -           $   5,606,077
Segment income                    144,816                711,584             (3,579)         (352,288)            500,533


(1) Included in the corporate and other category are the following: bonuses based on 3Com results; unallocated corporate expenses; unallocated merger charges (credits) and other; unallocated purchased in-process technology; interest and other income, net; income tax provision; and equity interest in loss of consolidated joint venture.

GEOGRAPHIC INFORMATION

Our foreign operations consist primarily of central distribution, order administration, manufacturing and research and development facilities in Western Europe, Israel, and Singapore. Sales, marketing and customer service activities are conducted through sales subsidiaries throughout the world. Geographic sales information for the last three fiscal years is based on the location of the end customer. Geographic long-lived assets information is based on the physical location of the assets at the end of each fiscal year. Sales to unaffiliated customers and long-lived assets by geographic region are as follows (in thousands):

                                                                   Years Ended
                                        -------------------------------------------------------------------
                                             May 28,                  May 31,                    May 31,
                                              1999                     1998                       1997

                                        -------------             -------------              --------------
SALES

United States                           $   3,083,948             $    2,962,759             $   3,091,097
United Kingdom                                442,913                    388,851                   576,987
Other                                       2,245,288                  2,068,757                 1,937,993
                                        -------------             --------------             -------------

Total                                   $   5,772,149             $    5,420,367             $   5,606,077
                                        =============             ==============             =============


For the fiscal years ended May 28, 1999 and May 31, 1998 and 1997, no other individual country had sales exceeding 10 percent of total sales.

                                             May 28,                  May 31,                    May 31,
                                              1999                     1998                       1997
                                        -------------             --------------             -------------
LONG-LIVED ASSETS

United States                           $     596,331             $      602,389             $     574,861
United Kingdom                                 84,879                     88,115                    66,696
Other                                         150,347                    168,275                    89,744
                                        -------------             --------------             -------------

Total                                   $     831,557             $      858,779             $     731,301
                                        =============             ==============             =============


For the fiscal years ended May 28, 1999 and May 31, 1998 and 1997, no other individual country had long-lived assets exceeding 10 percent of total long-lived assets.

NOTE 17:  EMPLOYEE BENEFIT PLAN

3Com has adopted a plan known as the 3Com 401(k) Plan ("the Plan") to provide retirement benefits to all of its employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Participants may elect to contribute from one percent to 22 percent of their annual compensation to the Plan each calendar year, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, the Plan provides for contributions as determined by the board of directors. 3Com will match 50 percent for each dollar on the first six percent of target income contributed by the employee. Employees will become vested in 3Com matching contributions according to a three year vesting schedule based on initial date of hire. 3Com matching contributions to the Plan totaled $13.8 million in fiscal 1999, $11.3 million in fiscal 1998, and $7.0 million in fiscal 1997.


NOTE 18:  LITIGATION

We are a party to lawsuits in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We believe that we have defenses in each of the cases set forth below and are vigorously contesting each of these matters. An unfavorable resolution of one or more of the following lawsuits could adversely affect our business, results of operations or financial condition.

SECURITIES LITIGATION
On March 24 and May 5, 1997, securities class action lawsuits, captioned HIRSCH
V. 3COM CORPORATION, ET AL., Civil Action No. CV764977 (HIRSCH), and KRAVITZ V. 3COM CORPORATION, ET AL., Civil Action No. CV765962 (KRAVITZ), respectively, were filed against 3Com and certain of its officers and directors in the California Superior Court, Santa Clara County. The complaints allege violations of Sections 25400 and 25500 of the California Corporations Code and seek unspecified damages on behalf of a purported class of purchasers of 3Com common stock during the period from September 24, 1996 through February 10, 1997. The actions are in discovery. No trial date has been set.

On February 10, 1998, a securities class action, captioned EUREDJIAN V. 3COM CORPORATION, ET AL., Civil Action No. C-98-00508CRB (EUREDJIAN), was filed against 3Com and several of its present and former officers and directors in United States District Court for the Northern District of California asserting the same class period and factual allegations as the HIRSCH and KRAVITZ actions. The complaint alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages. The plaintiffs have filed an amended complaint. 3Com has filed an answer to the amended complaint. No trial date has been set.

In December 1997, a securities class action, captioned REIVER V. 3COM CORPORATION, ET AL., Civil Action No. C-97-21083JW (REIVER), was filed in the United States District Court for the Northern District of California. Several similar actions have been consolidated into this action, including FLORIDA STATE BOARD OF ADMINISTRATION AND TEACHERS RETIREMENT SYSTEM OF LOUISIANA V. 3COM CORPORATION, ET AL., Civil Action No. C-98-1355. On August 17, 1998, the plaintiffs filed a consolidated amended complaint which alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and which seeks unspecified damages on behalf of a purported class of purchasers of 3Com common stock during the period from April 23, 1997 through November 5, 1997. In July 1999, the court dismissed the complaint and granted the plaintiffs the right to file an amended complaint.

In October 1998, a securities class action lawsuit, captioned ADLER V. 3COM CORPORATION, ET AL., Civil Action No. CV777368 (ADLER), was filed against 3Com and certain of its officers and directors in the California Superior Court, Santa Clara County, asserting the same class period and factual allegations as the REIVER action. The complaint alleges violations of Sections 25400 and 25500 of the California Corporations Code and seeks unspecified damages. The action is in discovery. No trial date has been set.

In January 1998, two purported shareholder complaints relating to 3Com's June 1997 merger with U.S. Robotics, captioned STANLEY GROSSMAN V. 3COM CORPORATION, ET AL., Civil Action No. CV771335, and JASON V. 3COM CORPORATION, ET AL., Civil Action No. CV771713, were filed in California Superior Court, Santa Clara County. The actions alleged that 3Com, several of its officers and directors, and several former U.S. Robotics officers violated Sections 11 and 15 of the Securities Act of 1933 by making alleged misrepresentations and omissions in a May 8, 1997 registration statement. The complaints sought damages in an unspecified amount on behalf of a purported class of persons who received 3Com stock during the merger pursuant to the registration statement. On September 25, 1998, the Delaware Chancery Court issued an injunction preventing the plaintiffs from proceeding with these actions, finding that the plaintiffs' claims are barred by a settlement in a prior action. On March 15, 1999, the Delaware Chancery Court issued an order denying a motion by the plaintiffs to set aside the settlement in the prior action. Pursuant to these rulings, these actions have been dismissed by the California court.

In February 1998, a shareholder derivative action purportedly on behalf of 3Com, captioned, WASSERMAN V. BENHAMOU, ET AL., Civil Action No. 16200-NC, was filed in Delaware Chancery Court. The complaint alleged that 3Com's directors breached their fiduciary duties to 3Com by engaging in alleged wrongful conduct from mid-1996 through November 1997, including the conduct complained of in the securities litigation described above. 3Com was named solely as a nominal defendant, against whom the plaintiff sought no recovery. This action has been dismissed by the court.

In October 1998, two shareholder derivative actions purportedly on behalf of 3Com, captioned SHAEV V. BARKSDALE, ET AL., Civil Action No. 16721-NC, and BLUM
V. BARKSDALE, ET AL., Civil Action No. 16733-NC, were filed in Delaware Chancery Court. The complaints allege that 3Com's directors breached their fiduciary duties to 3Com through the issuance of and disclosures concerning director stock options. 3Com is named solely as a nominal defendant, against whom the plaintiffs seek no recovery. 3Com and the individual defendants have filed a motion to dismiss these actions.

On May 11, 1999, a securities class action, captioned GAYLINN V. 3COM CORPORATION, ET AL., Civil Action No. C-99-2185 MMC (GAYLINN), was filed against 3Com and several of its present and former officers and directors in United States District Court for the Northern District of California. Soon thereafter, a number of additional complaints were filed in the Northern District of California containing factual allegations similar to that in GAYLINN. The GAYLINN complaint alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class of purchasers of 3Com common stock during the period from September 22, 1998 through March 2, 1999. The actions are in the process of being consolidated.

INTELLECTUAL PROPERTY LITIGATION
On April 28, 1997, Xerox Corporation filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the United States District Court for the Western District of New York. The case is now captioned:
XEROX CORPORATION V. U.S. ROBOTICS CORPORATION, U.S. ROBOTICS ACCESS CORP., PALM COMPUTING, INC. AND 3COM CORPORATION, Civil Action No. 97-CV-6182T. The complaint alleges willful infringement of a United States patent relating to computerized interpretation of handwriting. The complaint further seeks for unspecified damages and injunctive relief. Xerox has asserted that Graffiti-Registered Trademark- software and certain products of Palm Computing, Inc. infringe the patent. On June 25, 1999, the Court stayed the action pending reexamination of the patent by the U.S. Patent and Trademark Office.

CONSUMER LITIGATION
A consumer class action pending against 3Com and U.S. Robotics in the California Superior Court, Marin County, BENDALL, ET AL. V. U.S. ROBOTICS CORPORATION, ET AL., Civil Action No. 170441, arising out of the purchase of x2-TM- products and products upgradeable to x2 technology, was coordinated with a previously filed individual action in the California Superior Court, San Francisco County, INTERVENTION INC. V. U.S. ROBOTICS CORPORATION, Civil Action No. 984352. The Coordination Proceeding (Case number CV769903) is pending in the California Superior Court, Santa Clara County. Two consumer class action lawsuits pending against 3Com and U.S. Robotics in Cook County, Illinois arising out of the same facts as those alleged in the California cases are stayed, LIPPMAN, ET AL. V. 3COM, Civil Action No. 97 CH 09773, AND MICHAELS, ET AL. V. U.S. ROBOTICS ACCESS CORPORATION, ET AL., Civil Action No. 97 CH 14417. On July 27, 1999, the Santa Clara County Superior Court granted final approval of a settlement agreement in the California Coordination Proceeding. The cost of this settlement was immaterial to our consolidated financial statements. The BENDALL and INTERVENTION actions were dismissed with prejudice on July 27, 1999. Under the terms of the Coordination Proceeding settlement agreement, the plaintiffs in the LIPPMAN and MICHAELS actions are to voluntarily dismiss their cases on or before August 26, 1999.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                           -------------------------------------------------- --------------------------------------------------
                                      Fiscal 1999 Quarters Ended                         Fiscal 1998 Quarters Ended
                           -------------------------------------------------- --------------------------------------------------
(Dollar in thousands,         May 28,     Feb. 26,    Nov. 27,     Aug. 28,      May 31,      Mar. 1,     Nov. 30,     Aug. 31,
except per share data)         1999         1999        1998         1998         1998         1998         1997         1997
-------------------------- ------------ ----------- ------------ ------------ ------------ ------------ ------------ -----------

Sales                        $1,415,572 $1,410,529   $1,540,537   $1,405,511    $1,375,471  $1,250,191   $1,197,189  $1,597,516
                             ---------- ----------   ----------   ----------    ----------  ----------   ----------  ----------

Gross margin                    663,748    667,510      723,034      629,736       598,268     543,003      551,845     766,087
Gross margin %                    46.9%      47.3%        46.9%        44.8%         43.5%       43.4%        46.1%       48.0%
                             ---------- ----------   ----------   ----------    ----------  ----------   ----------  ----------

Operating income (loss)         112,216    111,728      178,357      128,136        87,066      25,743       (1,503)    (11,741)
                             ---------- ----------   ----------   ----------    ----------  ----------   ----------  ----------

Net income (loss)                87,533     89,737      132,913       93,691        63,568      13,858        4,021     (51,233)
Net income (loss) %                6.2%       6.4%         8.6%         6.7%          4.6%        1.1%         0.3%       (3.2)%
                             ---------- ----------   ----------   ----------    ----------  ----------   ----------  ----------

Diluted net income
   (loss) per share               $0.24      $0.24        $0.36        $0.26         $0.17       $0.04         $0.01     $(0.15)
                             ---------- ----------   ----------   ----------    ----------  ----------   ----------  ----------

Net income for the quarter ended May 28, 1999, included a net pre-tax credit of approximately $4.9 million ($0.01 per share) related to the reduction in the merger charges associated with U.S. Robotics and Chipcom and a net pre-tax charge of approximately $5.6 million ($0.01 per share) associated with the purchase of NBX. Net income for the quarter ended February 26, 1999, included a net pre-tax credit of approximately $7.3 million ($0.01 per share) related to the reduction in the merger charge associated with U.S. Robotics and a net pre-tax charge of approximately $7.1 million ($0.01 per share) associated with the purchases of Smartcode and certain assets of ICS. Net income for the quarter ended November 27, 1998, included a net pre-tax charge of approximately $0.6 million (no per share effect) associated with past merger activities and disposition of real estate. Net income for the quarter ended August 28, 1998 included a net pre-tax credit of approximately $10.2 million ($0.02 per share) associated with the merger with U.S. Robotics. Net income for the quarter ended May 31, 1998, included a pre-tax charge of approximately $8.4 million ($0.02 per share) associated with the purchase of Lanworks and a net pre-tax credit of approximately $4.9 million ($0.01 per share) associated with past merger activities and disposition of real estate. Net income for the quarters ended March 1, 1998, and November 30, 1997, included net pre-tax credits of approximately $9.9 million ($0.02 per share) and $1.2 million (no per share effect), respectively, associated with the merger with U.S. Robotics. Net loss for the quarter ended August 31, 1997 included a net pre-tax charge of approximately $269.8 million ($0.62 per share) associated with the merger with U.S. Robotics. See notes to consolidated financial statements for additional information on the above transactions.

Excluding the non-recurring items noted above, net income and net income per share on a diluted basis would have been as follows:

                             -------------------------------------------------- ------------------------------------------------
                                        Fiscal 1999 Quarters Ended                        Fiscal 1998 Quarters Ended
                             -------------------------------------------------- ------------------------------------------------
(Dollars in thousands,          May 28,     Feb. 26,    Nov. 27,      Aug. 28,     May 31,      Mar. 1,    Nov. 30,    Aug. 31,
except per share data)           1999        1999        1998          1998         1998         1998       1997        1997
---------------------------- ----------- ----------- ------------ ------------- ------------ ----------- ---------- ------------

Net income excluding
    non-recurring items        $88,046     $89,599     $133,358       $86,743      $65,859      $7,406     $3,189     $169,606
Net income per share
    excluding non-
    recurring items              $0.24       $0.24        $0.36         $0.24        $0.18       $0.02      $0.01        $0.47
                                 -----       -----        -----         -----        -----       -----      -----        -----

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF 3COM CORPORATION

The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned "Election of Directors" in 3Com's definitive Proxy Statement for the Annual Meeting of Stockholders to be held September 23, 1999 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date. For information with respect to the executive officers of 3Com, see "Executive Officers of 3Com Corporation" at the end of Part I of this report.


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
                Statements and Financial Statement Schedule at page 34 of this Form 10-K.

         (2) Financial Statement Schedule - See Index to Consolidated Financial Statements and Financial Statement Schedule at page 34 of this Form 10-K.

         (3)    Exhibits - See Exhibit Index at page 63 of this Form 10-K.

    (b) 3Com did not file or amend any reports on Form 8-K during the fiscal year ended May 28, 1999.

    (c)  See Exhibit Index at page 63 of this Form 10-K.

    (d) See Index to Consolidated Financial Statements and Financial Statement Schedule at page 34 of this Form 10-K.

                                       EXHIBIT INDEX

    EXHIBIT
    NUMBER         DESCRIPTION
    ------         -----------
      3.1          Certificate of Incorporation (13)
      3.2          Certificate of Correction Filed to Correct a Certain Error in the
                   Certificate of Incorporation (13)
      3.3          Certificate of Merger (13)
      3.4          Bylaws of 3Com Corporation, As Amended (14)
      4.1          Amended and Restated Rights Agreement dated December 31, 1994 (Exhibit
                   10.27 to Form 10-Q) (6)
      4.2          Amended and Restated Senior Notes Agreement between U.S. Robotics
                   Corporation, Metropolitan Life Insurance Company, The Northwestern Mutual Life
                   Insurance Company, and Metropolitan Property and Casualty Insurance Company (7)
      4.3          Amendment to amended and restated note agreements between 3Com Corporation,
                   Metropolitan Life Insurance Company, The Northwestern Mutual Life Insurance
                   Company, and Metropolitan Property and Casualty Insurance Company
      10.1         1983 Stock Option Plan, as amended (Exhibit 10.1 to Form 10-K) (3)*
      10.2         Amended and Restated Incentive Stock Option Plan (2)*
      10.3         License Agreement dated March 19, 1981 (1)
      10.4         Second Amended and Restated 1984 Employee Stock Purchase Plan (Exhibit
                   10.5 to Form 10-Q) (8)*
      10.5         3Com Corporation Director Stock Option Plan, as amended (Exhibit 19.3 to
                   Form 10-Q) (4)*
      10.6         Amended 3Com Corporation Director Stock Option Plan (Exhibit 10.8 to Form
                   10-Q) (8)*
      10.7         3Com Corporation Restricted Stock Plan, as amended (Exhibit 10.17 to Form
                   10-Q) (8)*
      10.8         1994 Stock Option Plan (Exhibit 10.22 to Form 10-K) (5)*
      10.9         Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com
                   Corporation, as Tenant, effective as of November 20, 1996 (Exhibit 10.37 to
                   Form 10-Q) (10)
      10.10        Purchase Agreement between BNP Leasing Corporation, and 3Com Corporation, effective as of November 20, 1996 (Exhibit 10.38 to Form 10-Q) (10)
      10.11        Agreement and Plan of Reorganization among 3Com Corporation, OnStream
                   Acquisition Corporation and OnStream Networks, Inc. dated as of October 5, 1996
                   (Exhibit 2.1 to Form S-4) (9)
      10.12        Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com
                   Corporation, as Tenant, effective as of February 3, 1997 for the Combined Great
                   America Headquarters site (Exhibit 10.19 to Form 10-Q) (12)
      10.13        Purchase Agreement between BNP Leasing Corporation, and 3Com Corporation, effective as of February 3, 1997 for the Combined Great America Headquarters
                   site (Exhibit 10.20 to Form 10-Q) (12)
      10.14        Credit Agreement dated as of December 20, 1996 among 3Com Corporation,
                   Bank of America National Trust and Savings Association, as Agent, and the Other
                   Financial Institutions Party Hereto Arranged by BA Securities, Inc. (Exhibit
                   10.21 to Form 10-Q) (12)
      10.15        Amended and Restated Agreement and Plan of Merger by and among 3Com
                   Corporation, TR Acquisitions Corporation, 3Com (Delaware) Corporation, and U.S.
                   Robotics Corporation, dated as of February 26, 1997 and amended as of March 14,
                   1997 (11)
      10.16        Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com
                   Corporation, as Tenant, effective as of July 25, 1997 for the Great America
                   Phase III (PAL) site (13)
      10.17        Purchase Agreement between BNP Leasing Corporation and 3Com Corporation, effective as of July 25, 1997 for the Great America Phase III (PAL) site (13)


      10.18        Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com
                   Corporation, as Tenant, effective as of July 29, 1997 for the Marlborough site
                   (13)
      10.19        Purchase agreement between BNP Leasing Corporation and 3Com Corporation, effective as of July 29, 1997 for the Marlborough site (13)
      10.20        Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com
                   Corporation, as Tenant, effective as of August 11, 1997 for the Rolling Meadows site (13)
      10.21        Purchase Agreement between BNP Leasing Corporation, and 3Com Corporation, effective as of August 11, 1997 for the Rolling Meadows site (13)
      10.22        First Amendment to Credit Agreement (13)
      21.1         Subsidiaries of 3Com
      23.1         Consent of Deloitte & Touche LLP
      27.1         Financial Data Schedule

------------------------------------------------------------------------------

      *            Indicates a management contract or compensatory plan.
      (1)          Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement on Form S-1 filed on January
                   25, 1984 (File No. 2-89045)
      (2)          Incorporated by reference to Exhibit 10.2 to Registrant's Registration
                   Statement on Form S-4 filed on August 31, 1987 (File No. 33-16850)
      (3)          Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 27,
                   1991 (File No. 0-12867)
      (4)          Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 10,
                   1992 (File No. 0-12867)
      (5)          Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 31,
                   1994 (File No. 0-12867)
      (6)          Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 13,
                   1995 (File No. 0-12867)
      (7)          Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on May 16, 1995
                   (File No. 0-19550)
      (8)          Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 15,
                   1996 (File No. 0-12867)
      (9)          Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Registration Statement on Form
                   S-4 filed on October 11, 1996 (File No. 333-13993)
      (10)         Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 13,
                   1997 (File No. 0-12867)
      (11)         Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Registration Statement on Form
                   S-4 filed on March 17, 1997 (File No. 333-23465)
      (12)         Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on April 11,
                   1997 (File No. 0-12867)
      (13)         Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on October 14,
                   1997 (File No. 0-12867)
      (14)         Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 11,
                   1999 (File No. 0-12867)

      (b)  Reports on Form 8-K

           None

                                    SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 17TH DAY OF AUGUST, 1999.

                                           3Com Corporation
                                              (Registrant)

                                           By     /s/  Eric A. Benhamou
                                             -------------------------------
                                                       Eric A. Benhamou
                                                  CHAIRMAN OF THE BOARD AND
                                                   CHIEF EXECUTIVE OFFICER

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON THE 17TH DAY OF AUGUST, 1999.

                 SIGNATURE                                                           TITLE
                 ---------                                                           -----
/s/         Eric A. Benhamou                                                Chairman of the Board and
-------------------------------------------------                            Chief Executive Officer
           (ERIC A. BENHAMOU)                                             (Principal Executive Officer)

/s/         Christopher B. Paisley                                       Senior Vice President, Finance
-------------------------------------------------                          and Chief Financial Officer
           (CHRISTOPHER B. PAISLEY)                                (Principal Financial and Accounting Officer)

/s/         James L. Barksdale                                                     Director
-------------------------------------------------
           (JAMES L. BARKSDALE)

/s/         Gordon A. Campbell                                                     Director
-------------------------------------------------
           (GORDON A. CAMPBELL)

/s/         Casey Cowell                                                           Director
-------------------------------------------------
           (CASEY COWELL)

/s/         James E. Cowie                                                         Director
-------------------------------------------------
           (JAMES E. COWIE)

/s/         David W. Dorman                                                        Director
-------------------------------------------------
           (DAVID W. DORMAN)

/s/         Jean-Louis Gassee                                                      Director
-------------------------------------------------
           (JEAN-LOUIS GASSEE)

/s/         Philip C. Kantz                                                        Director
-------------------------------------------------
           (PHILIP C. KANTZ)

/s/         Paul Yovovich                                                          Director
-------------------------------------------------
           (PAUL YOVOVICH)

/s/         William F. Zuendt                                                      Director
-------------------------------------------------
           (WILLIAM F. ZUENDT)


                                                                   SCHEDULE II

                                  3Com Corporation

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
          For the Years Ended May 31, 1997 and 1998 and May 28, 1999
                                   (In thousands)

                                                    Additions
                                    Balance at      charged to                                       Pooled      Balance at
                                     beginning      costs and                                       Business-      end of
Description                          of period      expenses    Reclassifications  Deductions          Net         period
-----------                         ----------      ----------  -----------------  ----------      ----------    ----------
YEAR ENDED MAY 31, 1997:
Allowance for doubtful accounts      $ 38,494       $  27,880     $     -          $  8,212 (2)    $     917 (1)  $ 59,079
Product return reserve                 34,795         118,656           -            68,200           (7,777)(1)    77,474
Accrued product warranty               47,802          84,006           -            58,082             (459)(1)    73,267
Acquisition-related reserves:
  Chipcom                              33,685           -               -            16,719             -           16,966


YEAR ENDED MAY 31, 1998:
Allowance for doubtful accounts      $ 59,079       $  33,182     $     -          $ 19,964 (2)    $    -         $ 72,297
Product return reserve                 77,474          98,785           -            87,365             -           88,894
Accrued product warranty               73,267          73,832           -            59,821             -           87,278
Acquisition-related reserves:
  Chipcom                              16,966           -               -            11,705             -            5,261
Acquisition-related reserves:
  U.S. Robotics
   Inventory reserve                     -             63,858           -            57,429            -             6,429
   Property and equipment reserve        -             49,166           -            24,276            -            24,890
   Non-current asset reserve             -             28,134           -            26,619             -            1,515
   Accrued acquisition-related costs     -            119,605           -           101,927             -           17,678


YEAR ENDED MAY 28, 1999:
Allowance for doubtful accounts      $ 72,297       $  55,685     $2,033 (3)       $ 21,119 (2)    $    -         $108,896
Product return reserve                 88,894          18,365           -            29,609             -           77,650
Accrued product warranty               87,278         100,560           -            58,044             -          129,794
Acquisition-related reserves:
  Chipcom                               5,261          (2,150)          -             1,007             -            2,104
Acquisition-related reserves:
  U.S. Robotics
   Inventory reserve                    6,429            (666)          -             5,763            -             -
   Property and equipment reserve      24,890          (6,078)          -             6,536            -            12,276
   Non-current asset reserve            1,515          (1,515)          -              -                -             -
   Accrued acquisition-related costs   17,678         (10,192)          -             4,489             -            2,997

-------------------
(1) Pooled business - net represents activity of U.S. Robotics for the period for July 1, 1996 through September 29, 1996 and for the month ended March 30, 1997 (see note 3 to the consolidated financial statements).
(2)  Accounts written off - net of recoveries.
(3) Reclassification from notes receivable reserve to allowance for doubtful accounts.