Form 10-Q
period 1999-08-27
3COM CORP
filed 1999-10-08
CIK 738076

===============================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 1999      COMMISSION FILE NO. 0-12867

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                                  ------------

                                3COM CORPORATION
                               ------------------

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                  94-2605794
               --------                                  ----------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

         5400 BAYFRONT PLAZA
       SANTA CLARA, CALIFORNIA                              95052
       -----------------------                              -----
(Address of principal executive offices)                  (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 326-5000

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

                                        YES ....XX.... NO ........

AS OF SEPTEMBER 24, 1999, 345,029,440 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

THIS REPORT CONTAINS A TOTAL OF 31 PAGES OF WHICH THIS PAGE IS NUMBER 1.

===============================================================================

                                3COM CORPORATION

                                TABLE OF CONTENTS

                                                                                        Page
PART I.       FINANCIAL INFORMATION

ITEM 1.       Financial Statements

                  Condensed Consolidated Statements of Operations
                  QUARTERS ENDED AUGUST 27, 1999 AND AUGUST 28, 1998                      3

                  Condensed Consolidated Balance Sheets
                  AUGUST 27, 1999 AND MAY 28, 1999                                        4

                  Condensed Consolidated Statements of Cash Flows
                  QUARTERS ENDED AUGUST 27, 1999 AND AUGUST 28, 1998                      5

                  Notes to Condensed Consolidated Financial Statements                    6

ITEM 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                        11

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk                 26



PART II.      OTHER INFORMATION

ITEM 1.       Legal Proceedings                                                          27

ITEM 2.       Changes in Securities and Use of Proceeds                                  28

ITEM 3.       Defaults Upon Senior Securities                                            28

ITEM 4.       Submission of Matters to a Vote of Security Holders                        28

ITEM 5.       Other Information                                                          28

ITEM 6.       Exhibits and Reports on Form 8-K                                           28


Signatures                                                                               31




3Com, U.S. Robotics, Palm Computing, Graffiti, Total Control, CoreBuilder, NBX, and Palm OS are registered trademarks of 3Com Corporation or its subsidiaries. Palm, Palm IIIx, Palm V, Palm VII, and Palm.Net are trademarks of 3Com Corporation or its subsidiaries.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                3COM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                          Quarter Ended
                                                                 -------------------------------
                                                                 August 27,            August 28,
                                                                    1999                  1998
                                                                    ----                  ----
Sales                                                          $ 1,387,409           $ 1,405,511

Cost of sales                                                      739,078               802,039
                                                                 ---------             ---------
Gross margin                                                       648,331               603,472
                                                                 ---------             ---------
Operating expenses:
     Sales and marketing                                           272,825               278,651
     Research and development                                      162,844               147,497
     General and administrative                                     61,240                59,406
     Merger-related credits                                         (2,105)              (10,218)
                                                                 ---------             ---------
     Total operating expenses                                      494,804               475,336
                                                                 ---------             ---------
Operating income                                                   153,527               128,136
Gains on sales of investments                                       23,551                     -
Interest and other income, net                                      15,914                 9,645
                                                                 ---------             ---------
Income before income taxes                                         192,992               137,781
Income tax provision                                                56,476                44,090
Equity interest in loss of consolidated joint venture                 (975)                    -
                                                                 ---------             ---------

Net income                                                     $   137,491           $    93,691
                                                                 =========             =========

Net income per share:

     Basic                                                     $      0.39           $      0.26
     Diluted                                                   $      0.38           $      0.26

Shares used in computing per share amounts:

     Basic                                                         353,243               358,533
     Diluted                                                       357,703               366,425


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                3COM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                                                   August 27,              May 28,
                                                                      1999                  1999
                                                                   ---------             ---------
                                                                  (Unaudited)
ASSETS
Current assets:
   Cash and equivalents                                          $ 1,003,263           $   952,249
   Short-term investments                                            702,262               709,365
   Accounts receivable, net                                          757,092               925,598
   Inventories, net                                                  350,526               354,272
   Deferred income taxes                                             110,387               312,011
   Investments and other                                             578,989               166,357
                                                                   ---------             ---------
      Total current assets                                         3,502,519             3,419,852

Property and equipment, net                                          796,255               831,557
Goodwill, intangibles, deposits and other assets                     233,289               243,980
                                                                   ---------             ---------
      Total assets                                               $ 4,532,063           $ 4,495,389
                                                                   =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $   401,434           $   336,503
   Accrued liabilities and other                                     620,898               674,375
   Income taxes payable                                              182,966               173,116
   Current portion of long-term debt                                  14,337                14,568
                                                                   ---------             ---------
      Total current liabilities                                    1,219,635             1,198,562

Long-term debt                                                        19,413                30,405
Deferred income taxes and other long-term obligations                 55,952                64,492

Equity interest in consolidated joint venture                          4,500                 5,475

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000 shares
      authorized; none outstanding                                         -                     -
   Common stock, $.01 par value, 990,000 shares
      authorized; shares outstanding:  August 27, 1999,
      365,827; May 28, 1999, 365,805                               1,968,131             1,954,204
   Treasury stock at cost, August 27, 1999, 21,091
      shares; May 28, 1999, 8,190 shares                            (527,656)             (197,064)
   Unamortized restricted stock grants                                (4,995)               (5,303)
   Retained earnings                                               1,504,287             1,403,709
   Accumulated other comprehensive income                            292,796                40,909
                                                                   ---------             ---------
      Total stockholders' equity                                   3,232,563             3,196,455
                                                                   ---------             ---------

      Total liabilities and stockholders' equity                 $ 4,532,063           $ 4,495,389
                                                                   =========             =========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                3COM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                              Quarter Ended
                                                                                     ---------------------------------
                                                                                     August 27,              August 28,
                                                                                       1999                    1998
                                                                                       ----                    ----
Cash flows from operating activities:
     Net income                                                                    $   137,491           $    93,691
     Adjustments to reconcile net income to net
           cash provided by operating activities:
       Depreciation and amortization                                                    81,802                66,131
       Gains on sales of investments                                                   (23,551)                    -
       Deferred income taxes                                                            25,292                29,872
       Merger-related credits                                                           (2,105)              (10,218)
       Equity interest in loss of consolidated joint venture                              (975)                    -
       Changes in assets and liabilities, net of effects of acquisitions:
           Accounts receivable                                                         168,506              (130,614)
           Inventories                                                                   1,252               141,621
           Investments and other assets                                                 18,759                33,330
           Accounts payable                                                             64,931                  (922)
           Accrued liabilities and other                                               (53,223)              (19,405)
           Income taxes payable                                                         24,412                18,121
                                                                                     ---------             ---------
Net cash provided by operating activities                                              442,591               221,607
                                                                                     ---------             ---------
Cash flows from investing activities:
     Purchase of investments                                                          (168,461)             (123,230)
     Proceeds from maturities and sales of investments                                 180,373                55,747
     Purchase of property and equipment                                                (39,156)              (45,417)
     Proceeds from sale of property and equipment                                        6,790                14,746
     Other, net                                                                          8,100                18,660
                                                                                     ---------             ---------
Net cash used for investing activities                                                 (12,354)              (79,494)
                                                                                     ---------             ---------
Cash flows from financing activities:
     Issuance of common stock                                                           23,436                 6,293
     Repurchase of common stock                                                       (391,744)              (29,481)
     Repayments of long-term borrowings                                                (12,000)              (12,000)
     Other, net                                                                          1,085                (6,397)
                                                                                     ---------             ---------
Net cash used for financing activities                                                (379,223)              (41,585)
                                                                                     ---------             ---------
Increase in cash and equivalents                                                        51,014               100,528
Cash and equivalents, beginning of period                                              952,249               528,981
                                                                                     ---------             ---------
Cash and equivalents, end of period                                                $ 1,003,263           $   629,509
                                                                                     =========               =======


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                3COM CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       Basis of Presentation

         The unaudited condensed consolidated financial statements have been prepared by 3Com Corporation ("3Com" or "us", "we", "our") and include the accounts of 3Com, its wholly-owned subsidiaries and joint venture. All significant intercompany balances and transactions have been eliminated. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of 3Com's financial position as of August 27, 1999, results of operations for the quarters ended August 27, 1999 and August 28, 1998, and cash flows for the quarters ended August 27, 1999 and August 28, 1998. Certain amounts from the prior year have been reclassified to conform to the current year presentation.

         Effective June 1, 1998, 3Com adopted a 52-53 week fiscal year ending on the Friday nearest to May 31. Accordingly, fiscal 2000 will end on June 2, 2000, resulting in a 53 week fiscal 2000, rather than 52 weeks as reported in fiscal 1999. For fiscal year 2000, the first three quarters will contain 13 weeks, whereas the fourth quarter will contain 14 weeks. This change did not have a significant effect on 3Com's condensed consolidated financial statements for the quarter ended August 27, 1999 as compared to the quarter ended August 28, 1998. The results of operations for the quarter ended August 27, 1999 may not be indicative of the results to be expected for the fiscal year ending June 2, 2000. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in 3Com's Annual Report on Form 10-K for the fiscal year ended May 28, 1999.

2.       Merger-Related Charges

         On June 12, 1997, 3Com completed a merger with U.S. Robotics, which was accounted for as a pooling-of-interests. As a result of this merger, 3Com has recorded aggregate merger-related charges of $240.1 million through August 27, 1999, which included $196.3 million of integration expenses and $43.8 million of direct transaction costs (consisting primarily of investment banking and other professional fees). Of the aggregate merger-related charges recorded to date, $10.2 million was recorded as a revision in estimate in the first quarter of fiscal 1999.

         The following table displays a rollforward of the activity and balances of the U.S. Robotics merger reserve from May 29, 1999 through August 27, 1999 (in thousands):

         --------------------------------------------------------------------------------------------------
                                                                 First Quarter 2000
                                                            ----------------------------
                                                            Revisions in
         Type of cost                     May 28, 1999       Estimates        Deductions       Aug 27, 1999
         --------------------------------------------------------------------------------------------------
         Facilities                         $ 13,935         $ (2,091)         $ 10,257          $ 1,587
         Long-term assets and other            1,338              (14)              759              565
         --------------------------------------------------------------------------------------------------
         Total                              $ 15,273         $ (2,105)         $ 11,016          $ 2,152
         --------------------------------------------------------------------------------------------------

         Remaining cash expenditures relating to the U.S. Robotics merger charge are estimated to be approximately $1.1 million. As of August 27, 1999, substantially all benefits had been paid to terminated employees.

3.       Comprehensive Income

         The components of comprehensive income, net of tax, are as follows (in thousands):

                                                                                          Quarter Ended
                                                                                   -----------------------------
                                                                                   August 27,         August 28,
                                                                                      1999               1998
                                                                                   ----------         ----------
         Net income                                                                $ 137,491          $  93,691
         Other comprehensive income:
              Change in net unrealized gain on investments                           251,743              1,096
              Change in accumulated translation adjustments                              144             (8,094)
                                                                                   ---------          ----------
         Total comprehensive income                                                $ 389,378          $  86,693
                                                                                   =========          ==========

4.       Net Income Per Share

         The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                          Quarter Ended
                                                                                   -----------------------------
                                                                                   August 27,         August 28,
                                                                                      1999               1998
                                                                                   ----------         ----------
         Net income                                                                $ 137,491          $  93,691
                                                                                   ==========         ==========
         Weighted average shares-Basic                                               353,243            358,533
         Effect of dilutive securities:
              Employee stock options                                                   4,279              7,671
              Restricted stock                                                           181                221
                                                                                   ----------         ----------
         Weighted average shares-Diluted                                             357,703            366,425
                                                                                   ==========         ==========
         Net income per share-Basic                                                $    0.39          $    0.26
         Net income per share-Diluted                                              $    0.38          $    0.26

5        Inventories

         Inventories, net, consist of (in thousands):

                                                                                   August 27,           May 28,
                                                                                      1999               1999
                                                                                   ----------         ----------
         Finished goods                                                            $ 217,613          $ 237,515
         Work-in-process                                                              58,975             49,452
         Raw materials                                                                73,938             67,305
                                                                                   ----------         ----------
                        Total                                                      $ 350,526          $ 354,272
                                                                                   ==========         ==========

6.       Business Segment Information

         In fiscal 1999, we adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products, geographic information, and major customers. Information on reportable segments for the quarters ended August 27, 1999 and August 28, 1998 is as follows (in thousands):

         Quarter ended August 27, 1999:

                                   Network            Personal           Handheld           Corporate
                                   Systems           Connectivity        Computing         and Other (1)            Total
----------------------------------------------------------------------------------------------------------------------------
         Sales                   $  674,207          $  538,989          $  174,213           $       -           $1,387,409
         Segment income              72,325              87,488              12,396             (34,718)             137,491
         Inventory                  165,545             144,802              40,179                   -              350,526


         Quarter ended August 28, 1998:

                                   Network            Personal           Handheld           Corporate
                                   Systems           Connectivity        Computing         and Other (1)            Total
----------------------------------------------------------------------------------------------------------------------------
         Sales                   $  620,811          $  668,855          $  115,845           $       -           $1,405,511
         Segment income              20,804             111,433               6,180             (44,726)              93,691
         Inventory                  245,232             237,846              18,200                   -              501,278

         (1) Included in the corporate and other category are the following: bonuses based on 3Com results; unallocated corporate expenses; unallocated merger credits; gains on sales of investments; interest and other income, net; income tax provision; and equity interest in loss of consolidated joint venture.

7.       Subsequent Events

         On September 13, 1999, we announced our plans to conduct an initial public offering of our Palm Computing subsidiary in early calendar 2000. The initial public offering will be for less than 20 percent of the shares of the Palm Computing subsidiary. We intend to subsequently distribute the balance of the shares of the Palm Computing company to our shareholders, contingent upon receiving certain tax and regulatory approvals. Under this plan, 3Com shareholders will ultimately own shares in both companies. We intend to complete these actions in calendar 2000 subject to market conditions.

         In the second quarter of fiscal 1999, 3Com entered in to a joint venture named ADMTek, Inc. In September 1999, we sold a portion of our shares in the joint venture, and we intend to relinquish our ability to exercise significant influence over operating and financial policies of the joint venture. Accordingly, in future periods, the results of the joint venture will not be consolidated into our results of operations. We do not expect these actions to have a significant impact on our financial statements.

         In September 1999, the board of directors authorized the repurchase of an additional 10 million shares of 3Com's common stock, bringing the total number of authorized shares remaining for repurchase to 14.8 million shares. The share authorization will be used for purchases made in the open market from time to time or the sale of put warrants on 3Com's common stock.

         Also during September 1999, the board of directors approved a revised employee stock purchase plan which extends the offering period to 24 months, allowing for four six-month purchase periods. Price declines, if any, will be reflected at the beginning of each six-month purchase period and remain in effect for the next 24-month offering period.

8.       Litigation

         We are a party to lawsuits in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We believe that we have defenses in each of the cases set forth below and are vigorously contesting each of these matters. An unfavorable resolution of one or more of the following lawsuits could adversely affect our business, results of operations, or financial condition.

         SECURITIES LITIGATION
         On March 24 and May 5, 1997, securities class action lawsuits, captioned HIRSCH V. 3COM CORPORATION, ET AL., Civil Action No. CV764977 (HIRSCH), and KRAVITZ V. 3COM CORPORATION, ET AL., Civil Action No. CV765962 (KRAVITZ), respectively, were filed against 3Com and certain of its officers and directors in the California Superior Court, Santa Clara County. The complaints allege violations of Sections 25400 and 25500 of the California Corporations Code and seek unspecified damages on behalf of a class of purchasers of 3Com common stock during the period from September 24, 1996 through February 10, 1997. The actions are in discovery. No trial date has been set.

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

         In December 1997, a securities class action, captioned REIVER V. 3COM CORPORATION, ET AL., Civil Action No. C-97-21083JW (REIVER), was filed in the United States District Court for the Northern District of California. Several similar actions have been consolidated into this action, including FLORIDA STATE BOARD OF ADMINISTRATION AND TEACHERS RETIREMENT SYSTEM OF LOUISIANA V. 3COM CORPORATION, ET AL., Civil Action No. C-98-1355. On August 17, 1998, the plaintiffs filed a consolidated amended complaint which alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and which seeks unspecified damages on behalf of a purported class of purchasers of 3Com common stock during the period from April 23, 1997 through November 5, 1997. In July 1999, the court dismissed the complaint and granted the plaintiffs the right to file an amended complaint. Plaintiffs have filed an amended complaint and defendants have filed a motion to dismiss.

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

         On May 11, 1999, a securities class action, captioned GAYLINN V. 3COM CORPORATION, ET AL., Civil Action No. C-99-2185 MMC (GAYLINN), was filed against 3Com and several of its present and former officers and directors in United States District Court for the Northern District of California. Several similar actions have been consolidated into the GAYLINN action. On September 10, 1999, the plaintiffs filed a consolidated complaint which alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class of purchasers of 3Com common stock during the period from September 22, 1998 through March 2, 1999. 3Com has not responded to the complaint.

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

9.       Effects of Recent Accounting Pronouncements

         In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that entities capitalize certain costs related to internal-use software if certain criteria are met. 3Com adopted SOP 98-1 for our fiscal year ending June 2, 2000. The adoption of SOP 98-1 did not have a significant impact on our financial results for the quarter ended August 27, 1999.

         In June 1998 and June 1999, the Financial Accounting Standards Board
         (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. These statements will be effective for 3Com's fiscal year ending May 31, 2002. We believe that the adoption of these statements will not have a significant impact on our financial results.

                                3COM CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in 3Com's condensed consolidated statements of operations:

                                                                                Quarter Ended
                                                                                -------------
                                                                 August 27,        May 28,        August 28,
                                                                   1999             1999             1998
                                                                   ----             ----             ----
         Sales .................................................  100.0%           100.0%           100.0%
         Cost of sales .........................................   53.3             55.3             57.1
                                                                   ----             ----             ----
         Gross margin ..........................................   46.7             44.7             42.9
                                                                   ----             ----             ----
         Operating expenses:
             Sales and marketing ...............................   19.7             20.5             19.8
             Research and development ..........................   11.7             11.7             10.5
             General and administrative ........................    4.4              4.5              4.2
               Non-recurring charges (credits):
               Purchased in-process technology .................     -               0.4               -
               Merger-related credits ..........................   (0.2)            (0.3)            (0.7)
                                                                   ----             ----             ----
                  Total operating expenses .....................   35.6             36.8             33.8
                                                                   ----             ----             ----
         Operating income ......................................   11.1              7.9              9.1
         Gains (losses) on sales of investments ................    1.7             (0.2)              -
         Interest and other income, net ........................    1.1              1.2              0.7
                                                                   ----             ----             ----
         Income before income taxes ............................   13.9              8.9              9.8
         Income tax provision ..................................    4.1              2.8              3.1
         Equity interest in loss of consolidated joint
             venture ...........................................   (0.1)            (0.1)              -
                                                                  -------          -------          -------
         Net income ............................................    9.9%             6.2%             6.7%
                                                                   ====             ====             ====
         Excluding non-recurring credits and other:
             Total operating expenses ..........................   35.8%            36.7%            34.5%
             Operating income ..................................   10.9              8.0              8.4
             Net income ........................................    8.6              6.4              6.2

SALES
Sales in the first quarter of fiscal 2000 totaled $1.39 billion, a decrease of $28 million or two percent from the fourth quarter of fiscal 1999, and a decrease of $18 million or one percent from the corresponding quarter a year ago. Sales for the first quarter of fiscal 2000 were impacted by the seasonality of our business. The first quarter of each of our fiscal years has traditionally been a slow sales quarter, as it includes the three summer months of June, July, and August.

NETWORK SYSTEMS. Sales of network systems products (E.G., switches, hubs, remote access concentrators, routers, and customer service and support) in the first quarter of fiscal 2000 increased nine percent compared to the same quarter a year ago. The increase was primarily due to growth in our workgroup systems product lines as well as growth of the Total Control-Registered Trademark- and CoreBuilder-Registered Trademark- platforms. Sales of network systems products in the first quarter of fiscal 2000 represented 48 percent of total sales compared to 44 percent in the first quarter of fiscal 1999.

PERSONAL CONNECTIVITY. Sales of personal connectivity products (E.G., desktop network interface cards (NICs), desktop modems, and personal computers (PC) cards for mobile computers) in the first quarter of fiscal 2000 decreased 19 percent compared to the same quarter one year ago. The decrease compared to the first quarter of fiscal 1999 was primarily due to average selling price declines in both analog modems and network interface cards. Sales of personal connectivity products in the first quarter of fiscal 2000 represented 39 percent of total sales compared to 48 percent in the first quarter of fiscal 1999.

Historically, a significant portion of our sales has been derived from desktop NICs and analog modems, which have entered the mature phase of their product life cycles. Sales in these product lines are declining because they are particularly sensitive to price competition and are beginning to be replaced by newer technologies. Further, our NICs and modems are increasingly being distributed through the PC original equipment manufacturer (OEM) channel which carries lower average selling prices. Sales of NICs and modems are also highly correlated with sales in the PC market. While the overall PC market continues to grow, sales of low-end PCs are growing faster than high-end PCs. Lower priced PCs are not typically sold with high performance NICs and modems such as those offered by 3Com.

HANDHELD COMPUTING. Sales of handheld computing products in the first quarter of fiscal 2000 increased 50 percent compared to the same quarter one year ago. The increase was primarily due to increased market acceptance of our new products including the Palm IIIx-TM- and Palm V-TM- handheld computing products as well as expansion of the market for handheld computing. Sales of handheld computing products in the first quarter of fiscal 2000 represented 13 percent of total sales compared to eight percent in the first quarter of fiscal 1999.

GEOGRAPHIC. U.S. sales represented 55 percent of total sales in the first quarter of fiscal 2000 and decreased five percent over the same period a year ago. International sales increased four percent over the same period a year ago. International sales reflected strong growth in Asia Pacific and Canada, partially offset by lower sales in Europe.

GROSS MARGIN
Gross margin as a percentage of sales was 46.7 percent in the first quarter of fiscal 2000, compared to 44.7 percent in the fourth quarter of fiscal 1999 and
42.9 percent in the first quarter of fiscal 1999. The sequential gross margin improvement was due primarily to the following two items, which occurred in the fourth quarter of fiscal 1999: 1) the signing of a broad long-term cross licensing agreement, and 2) changes in our service delivery programs. Both of these items had an adverse impact on our fourth quarter of fiscal 1999 gross margins and did not have a material impact in the first quarter of fiscal 2000. Additionally, our gross margins improved sequentially and year-over-year due to the favorable impact of continued improvements in inventory management, which resulted in reduced manufacturing period costs, and improvements in our operational management. An increased mix of certain higher margin network systems products also contributed to the gross margin improvement compared to the first quarter of fiscal 1999.

OPERATING EXPENSES
Operating expenses in the first quarter of fiscal 2000 were $494.8 million, or
35.6 percent of sales, compared to $519.8 million, or 36.8 percent of sales in the fourth quarter of fiscal 1999 and $475.3 million, or 33.8 percent of sales in the first quarter of fiscal 1999. Excluding non-recurring items, operating expenses for the first quarter of fiscal 2000 were $496.9 million, or 35.8 percent of sales, compared to $519.1 million, or 36.7 percent of sales in the fourth quarter of fiscal 1999 and $485.6 million, or 34.5 percent of sales in the first quarter of fiscal 1999.

SALES AND MARKETING. Sales and marketing expenses in the first quarter of fiscal 2000 decreased $18.0 million or six percent from the fourth quarter of fiscal 1999, and decreased to 19.7 percent of sales in the first quarter of fiscal 2000 compared to 20.5 percent in the fourth quarter of fiscal 1999. This decrease was due primarily to seasonality in our marketing spending. Sales and marketing expenses in the first quarter of fiscal 2000 decreased $5.8 million or two percent from the first quarter of fiscal 1999, and decreased to 19.7 percent of sales in the first quarter of fiscal 2000 compared to 19.8 percent in the first quarter of fiscal 1999. This decrease was due primarily to reduced international expenses as well as lower employee-related expenses, partially offset by increased selling and marketing costs for our handheld computing products.

RESEARCH AND DEVELOPMENT. Research and development expenses in the first quarter of fiscal 2000 decreased $2.3 million or one percent from the fourth quarter of fiscal 1999, and were 11.7 percent of sales in both the first quarter of fiscal 2000 and the fourth quarter of fiscal 1999. Research and development expenses in the first quarter of fiscal 2000 increased $15.3 million or 10.4 percent from the first quarter of fiscal 1999, and increased to 11.7 percent of sales in the first quarter of fiscal 2000 compared to 10.5 percent in the first quarter of fiscal 1999. This year-over-year increase was primarily due to increased investments in new and emerging technologies and markets including voice over the internet protocol (VoIP) and local area network (LAN) telephony, wireless access, handheld computing, broadband access (primarily cable and digital subscriber line (DSL)), and home networking, partially offset by decreased spending related to mature product lines such as analog modems.

GENERAL AND ADMINISTRATIVE. General and administrative expenses in the first quarter of fiscal 2000 decreased $1.9 million or three percent from the fourth quarter of fiscal 1999, and decreased to 4.4 percent of sales in the first quarter of fiscal 2000 compared to 4.5 percent in the fourth quarter of fiscal 1999. General and administrative expenses in the first quarter of fiscal 2000 increased $1.8 million or three percent from the first quarter of fiscal 1999, and increased to 4.4 percent of sales in the first quarter of fiscal 2000 compared to 4.2 percent in the first quarter of fiscal 1999.

MERGER-RELATED CREDITS. During the first quarter of fiscal 2000, 3Com reversed approximately $2.1 million of previously recorded merger charges primarily related to reductions in the estimates for remaining charges associated with the sale of a facility in Chicago. During the first quarter of fiscal 1999, we reversed approximately $10.2 million of previously recorded merger charges primarily related to reductions in the estimates for remaining charges associated with duplicate facilities and employee termination benefits.

GAINS ON SALES OF INVESTMENTS
Gains on sales of investments in the first quarter of fiscal 2000 of $23.6 million reflected gains realized from sales of several investments in equity securities.

INTEREST AND OTHER INCOME, NET
Interest and other income, net in the first quarter of fiscal 2000 decreased $0.7 million compared to the fourth quarter of fiscal 1999. Interest and other income, net in the first quarter of fiscal 2000 increased $6.3 million compared to the first quarter of fiscal 1999, primarily due to higher interest income due to higher cash and investment balances, and improved foreign currency results.

INCOME TAX PROVISION
3Com's effective income tax rate was 29.3 percent in the first quarter of fiscal 2000 compared to 31.4 percent in the fourth quarter of fiscal 1999 and 32.0 percent in the first quarter of fiscal 1999. This rate reduction is primarily attributable to increased offshore manufacturing in countries with tax rates significantly below the U.S. statutory rate.

EQUITY INTEREST IN LOSS OF CONSOLIDATED JOINT VENTURE
Equity interest in loss of consolidated joint venture was $1.0 million for the first quarter of fiscal 2000. This amount represents the pro-rata share of the joint venture's loss allocated to the other investors for the first quarter of fiscal 2000.

NET INCOME AND NET INCOME PER SHARE
Net income for the first quarter of fiscal 2000 was $137.5 million, or $0.38 per share, compared to net income of $87.5 million, or $0.24 per share for the fourth quarter of fiscal 1999 and net income of $93.7 million, or $0.26 per share, for the first quarter of fiscal 1999. Excluding the pre-tax merger-related credits and the gains on sales of investments, net income was $119.3 million, or $0.33 per share for the first quarter of fiscal 2000. Excluding the pre-tax charge for purchased in-process technology and the pre-tax credit for merger-related activities, net income was $88.0 million, or $0.24 per share for the fourth quarter of fiscal 1999. Excluding the pre-tax merger-related credit, net income was $86.7 million, or $0.24 per share for the first quarter of fiscal 1999.


BUSINESS ENVIRONMENT AND RISK FACTORS

This Report on Form 10-Q contains forward-looking statements, including statements concerning the growth of new markets within networking, the planned initial public offering and stock distribution of Palm Computing, future sales of certain products and in certain markets (including NICs, analog modems, stackable hubs, LAN switching, remote access concentrators and wide area network
(WAN) access), expected sales in the first half of fiscal 2000, expected reduction in operating expenses as a percentage of sales, expectations concerning our long-term financial model, expectations concerning the pattern of quarterly sales during fiscal 2000, and our Year 2000 readiness and expectations of the impact of Year 2000 issues. These statements are subject to certain risks and uncertainties. Some of the factors that could cause future events or results to materially differ from those projected in the forward-looking statements are discussed below.

TRANSITIONING OF SALES BASE TO HIGH-GROWTH MARKETS

We participate in many markets that are growing at varying rates. Historically, a significant portion of our sales has been derived from desktop NICs, analog modems, and stackable hubs, which have entered the mature phase of their product life cycles. Sales in these product markets are declining, because they are particularly sensitive to price competition or are beginning to be replaced by newer technologies. Consequently, we believe that sales derived from these products will decline as a percent of our total sales. Moderate growth markets in which we participate include LAN switching, remote access concentrators, and WAN access. We expect these segments will continue to account for a significant portion of our sales. In addition, we are increasing our investments in several high-growth and emerging markets that are forecasted to grow significantly higher than the networking industry average. We expect these businesses to account for a higher percentage of our sales over time. In particular, we are focused on the following high-growth and emerging markets:

         -        Handheld Computing
         -        VoIP and LAN Telephony
         -        Broadband Access (primarily cable and DSL)
         -        Wireless Access
         -        Home Networking

The transition of our sales base to these new markets may cause disruption in our sales, research and development efforts, and manufacturing operations. We cannot be certain that these emerging markets will materialize in the timeframes that we expect, that we will introduce products for these markets in a timely manner, that the market will accept these products, or that we will successfully generate significant sales and profitability from these markets. In addition, sales from our mature product lines may decline more rapidly than growth in emerging product lines, and therefore, our results could be materially impacted. Due to the transition of our sales base, we expect sales in the first half of fiscal year 2000 will be lower than sales in the first half of fiscal 1999.

CONSOLIDATION IN OUR INDUSTRY

There have been many mergers and acquisitions in the networking industry in the past several years. More recently, there have also been mergers between telecommunications equipment providers and networking companies, as well as between networking companies and computer component suppliers. Examples from January 1999 through August 1999 include:

         -        3Com acquired Smartcode, NBX-R- and certain assets of ICS;
         - Lucent Technologies, a telecommunications company, acquired 11 companies, including networking equipment supplier Ascend Communications;
         - Cisco Systems, a networking equipment supplier, acquired 12 companies;
         - Nortel Networks, a telecommunications company, acquired three companies and integrated the operations of previously acquired Bay Networks, a networking equipment supplier;
         - Alcatel, a telecommunications company, acquired four companies, including Xylan, a networking equipment supplier;
         - Siemens A.G., a telecommunications company, acquired three networking firms;
         - General Electric Company, an engineering firm, acquired Fore, a networking equipment supplier;
         - Intel Corporation, a computer components manufacturer, acquired four companies with networking technology.

Future business combinations in the networking industry may result in more companies with greater resources and stronger competitive positions and products than 3Com. Continued industry consolidation may adversely affect our operating results or financial condition.

COMPETITION AND PRICING PRESSURE

We participate in a highly volatile industry characterized by vigorous competition for market share as well as rapid product and technology development and maturation. In addition, both 3Com and our competitors sometimes lower product prices in order to gain market share or create more demand for our products. For example, we experienced pricing competition for analog modems, cable modems, and DSL modems in the first quarter of 2000. Intense pricing competition in our industry may adversely affect our business, operating results, or financial condition.

Our competition historically has come from start-up companies, well-capitalized computer systems and communications companies, and other technology companies focusing on data networking. However, our industry is changing, resulting in new and other potential competitors who have greater financial, marketing, and technical resources than 3Com. For example, technology innovations are driving the convergence of voice, video, and data traffic onto a single network infrastructure, and we now compete with much larger telecommunications equipment companies such as Lucent Technologies Inc. and Nortel Networks.

We are also selling products into new markets where we compete with different companies than in the past. Our Palm-TM- handheld computing products compete with product offerings from other handheld device manufacturers and other companies who license competing operating systems to device manufacturers. For example, our Palm Computing-Registered Trademark- products compete with products from companies such as Compaq, Hewlett-Packard, Sharp, Casio, and Phillips that are based on the Microsoft Windows CE operating system. Due to the rapid growth of the handheld computing market and our leadership position, we expect intensified competition from start-up companies, well-capitalized computer software and hardware companies, and consumer electronics companies. Our competitors may develop products and technologies that render our products obsolete or noncompetitive, which could adversely affect our business, operating results, or financial condition. In response to product introductions by new and existing competitors as well as price reductions by resellers of our competitors' products to reduce their inventories, Palm Computing may have to reduce prices and increase marketing expenditures, which could adversely affect revenue and profitability. Price reductions may not be sufficient to protect market share, thus resulting in revenue and profit declines. In addition, by licensing our Palm OS-Registered Trademark- operating system, we will enable new competitors to enter the handheld device market. These new licensees, while important to driving the growth and pervasiveness of our Palm OS operating system, may create competitive and pricing threats to our Palm handheld device business.

MARKET GROWTH RATES

Our financial success is dependent on the overall growth rate of the networking industry as well the mix of our business coming from various markets within it. In calendar 1998 and early 1999, the networking industry in aggregate grew more slowly than in the past, particularly in the segments that currently comprise a large portion of 3Com's sales. Over the last year, several new, high-growth networking markets have begun to emerge, while other traditional networking markets have reached maturity and are declining. For example, analog modems, once a market with significant growth rates, has become a declining market, while newer broadband access technologies such as cable and DSL are high-growth and emerging markets. Industry reports indicate that the segments of the industry in which we participate grew in aggregate by 14 percent during calendar 1998 and is expected to grow by approximately 15 percent in calendar 1999. Independent market analysis indicates that aggregate growth rates in our markets may decline over the next year, both because the industry as a whole is maturing and because many companies may delay equipment purchases through at least the end of the calendar year due to costs associated with Year 2000 date conversion. Over time, declines in mature markets may be offset by the high-growth of newer markets within networking. However, the high-growth, emerging markets in which we participate, such as broadband access (primarily cable and DSL), are very small today and as such do not yet comprise a significant source of revenues for us.

The growth of related industries such as the PC market also affects 3Com's growth. Recent industry reports indicate that the PC market grew by 12 percent in calendar 1998 and is projected to grow by 16 percent in calendar 1999. Much of the growth in this sector is occurring in the low-end of the market. These inexpensive PCs typically do not include high performance NICs and modems such as those offered by 3Com. Our business, operating results, or financial condition may be adversely affected by any decreases in growth rates of networking or PC markets. In addition, we cannot be certain that our results in any particular period will be consistent with the future growth rate of the industry.

PALM COMPUTING SEPARATION

On September 13, 1999, we announced our plans to conduct an initial public offering of our Palm Computing subsidiary in early calendar 2000. The initial public offering will be for less than 20 percent of the shares of the Palm Computing subsidiary. We intend to subsequently distribute the balance of the shares of the Palm Computing company to our shareholders, contingent upon receiving certain tax and regulatory approvals. Under this plan, 3Com shareholders will ultimately own shares in both companies. We intend to complete these actions in calendar 2000 subject to market conditions. Planning and implementing the separation of Palm Computing from 3Com will require the dedication of management resources, and we expect to incur certain incremental expenses in future periods related to the separation. Efforts required to separate the operations of Palm Computing may disrupt our ongoing business activities. These factors could have an adverse affect on our results of operations or financial condition.

MANAGEMENT OF STRATEGIC RELATIONSHIPS AND INVESTMENTS

In addition to mergers and acquisitions, technology companies are continually entering into strategic relationships. For example, during calendar 1999, we announced or expanded strategic relationships with several companies including the following:

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

We have also made strategic investments in several other networking companies. Some of these investments have significantly appreciated in value since the companies became publicly-traded. Our results of operations or financial condition could be adversely impacted if the market value of our investments declines.

RELIANCE ON DISTRIBUTORS, RESELLERS, AND PC OEMS

We distribute many of our products through indirect distribution channels that include distributors, systems integrators, value-added resellers, and retailers. We also sell our products through the PC OEM channel. Our future results and financial condition are partially dependent on a number of factors relating to this distribution model, including issues associated with competition among and within our channels, selling to PC OEMs, and inventory and customer concentration.

We believe our indirect distribution channels are experiencing heightened competition from Internet-based suppliers and PC OEMs that distribute directly to end user customers. We are reducing the number of distributors in the United States through whom we sell our products. Further, 3Com is building in-house capabilities to sell directly to end-user customers over the Internet (e-business). If this initiative is successful, it could cause conflict with our current indirect channels of distribution. If we are unsuccessful in selling through our e-business channel, we could lose market share to competitors who have more successfully developed these capabilities. These changes in the pattern of distribution of networking products could have a material adverse affect on our sales and financial results.

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

PC related networking products such as modems and NICs are increasingly being sold through the PC OEM channel rather than the distribution channel. We derive a significant portion of our personal connectivity product sales from PC OEMs such as Dell Computer, Toshiba, Gateway, Hewlett-Packard, and IBM, who incorporate our NICs, analog modems, or chipsets into their products. While sales to PC OEMs are important, products sold through the PC OEM channel typically have a lower average selling price than those sold through other channels. Therefore, our sales and margins may be adversely impacted if sales to PC OEMs continue to become a larger percentage of our business. In addition, PC OEMs sometimes choose to integrate NIC and modem functions onto the PC motherboard. For example, we currently sell networking chipsets to Dell Computer that are integrated directly onto the PC motherboard of Dell's high-end Optiplex line of PCs. Competitors such as large semiconductor companies who can integrate networking and other computer processing functions onto a single chip might offer PC OEMs a cheaper alternative to our solutions. If the integration of networking and computer processing functionality on a reduced number of components increases, our future sales growth and profitability could be adversely affected.

Moreover, in the first quarter of fiscal 2000, there were two customers who individually accounted for 10% or more of our total sales. We cannot be certain that these customers will continue to purchase our products at current levels. We typically do not enter into contracts with our customers that require them to purchase minimum quantities of our products, and our customers have some rights to extend or delay the shipment of their orders. Because our sales are becoming more concentrated among a smaller number of customers, our results of operations, financial condition, or market share could be adversely affected if our customers:

         - stopped purchasing our products or focused more on selling our competitors' products;
         -        reduced, delayed, or canceled their orders;
         - were unable to sell our products because we did not timely ship the products to them; or
         - experienced competitive or financial difficulties resulting in less demand from them for our products or impairing our ability to collect payments from them.

OUR FINANCIAL MODEL

In managing our business, we periodically establish and revise a long-term financial model (LTFM) based on observed and anticipated trends in technology and the marketplace. The model, which includes ranges for gross margin, operating expenses, and operating income, is not intended to be a prediction of future financial results. Instead, our management uses it in making decisions about the allocation of resources and investments. The current model is as follows:

          Gross margin                               44.5  -  46.0%
          Operating expenses                         28.0  -  29.5%
          Operating income                           15.0  -  18.0%

In the first quarter of fiscal 2000, we operated slightly above the LTFM gross margin range due to improvements in our inventory management and our operating management. We expect to perform near or within the current LTFM gross margin range in the near term. In the first quarter of fiscal 2000, our operating expense and operating income percentages were unfavorable compared to the LTFM range. We do not expect to reach the current LTFM operating expense or operating income ranges in the current fiscal year. We intend to establish and communicate an updated model in the second or third quarter of fiscal 2000.

UNCERTAINTIES OF INTERNATIONAL MARKETS

We operate internationally and expect that international markets will continue to account for a significant percentage of our sales. Some international markets are characterized by economic and political instability and currency fluctuations that can adversely affect our operating results or financial condition.

Historically, the Asia Pacific and Latin American regions have been high-growth regions for the networking industry and 3Com. Local economic turmoil has limited growth in these regions during the last several years. Recently, however, there have been some indications that economic growth is returning to the Asia Pacific region. As strength returns to the Asia Pacific region and as our sales to this region increase, we may be exposed to additional credit risk, particularly if there is another economic downturn. The continued instability in the Latin American financial market negatively affected our sales in this market by, among other things, increasing competition from local competitors and reducing access to sources of capital needed by customers to make purchases. The prolonged economic difficulties in the Latin American region subject our resellers to financial hardships, which may increase our credit risk if our customers become insolvent or their ability to meet obligations is otherwise impaired.

ABILITY TO DEVELOP AND INTRODUCE NEW PRODUCTS

Products in the networking and handheld computing industries have short life cycles. Therefore, our success depends on our ability to identify new market and product opportunities, to timely develop and introduce new products, and to gain market acceptance of new products, particularly in the emerging markets described above. For example, the introduction of the Palm VII-TM- handheld computing product creates risks involving our ability to successfully support the Palm.Net-TM- service on a large scale and price the service at a level that produces expected returns. Also, the timely introduction and delivery of a next generation multi-service access platform will be important for our long-term success in the Carrier/Network Service Provider market.

INDUSTRY STANDARDS AND REGULATIONS

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

Slow market acceptance of new technologies and industry standards could adversely affect our results of operations or financial condition. For example, the Wireless Access Protocol (WAP) used by companies such as Nokia, Motorola, Ericsson, Symbian, and Phone.Com competes with our web clipping protocol. If the WAP protocol becomes the industry standard, this could affect our sales of products which incorporate the web clipping protocol, such as the Palm VII product, which in turn could adversely impact our results of operations or financial condition. In addition, if we fail to achieve timely certification of compliance to industry standards for our products, our sales of such products and our results of operations or financial condition could be adversely affected. Further, a number of new product initiatives, particularly in the area of VoIP and LAN Telephony, could be impacted by new or revised regulations, which in turn could adversely affect our results of operations or financial condition.

CUSTOMER ORDER FULFILLMENT

The timing and amount of our sales depend on a number of factors that make estimating operating results prior to the end of any period uncertain. For example, we do not typically maintain a significant backlog. Consequently, product sales in any quarter depend on orders booked and shipped in that quarter. In addition, our customers historically request fulfillment of orders in a short period of time, resulting in limited visibility to sales trends. As a result, our operating results depend on the volume and timing of orders and our ability to fulfill the orders in a timely manner. Historically, our sales in the third month of the quarter have been higher than sales in each of the first two months of the quarter. Non-linear sales patterns make business planning difficult, and increase the risk that our quarterly results will fluctuate due to disruptions in functions such as manufacturing, order management, information systems, and shipping.

WARRANTIES AND INTERNATIONAL REQUIREMENTS

Because our products are often covered by warranties, we may be subject to contractual and/or legal commitments to perform under such warranties. If our products fail to perform as warranted and we do not resolve product quality or performance issues in a timely manner, our operating results or financial condition could be adversely affected. Likewise, if we fail to meet commitments related to the installation of networks, we could be subject to claims for business disruption or consequential damages if a network implementation is not successfully or timely completed.

In addition, because our products are sold and marketed in many countries, our products must function in and meet the requirements of many different telecommunications environments and be compatible with various telecommunications systems and products. If our products fail to meet the requirements of international telecommunication environments, our sales could be negatively impacted.

SUPPLY CHAIN MANAGEMENT

Some key components of our products are currently available only from single or limited sources. Likewise, some services on which we rely are furnished from single or limited service providers. In addition, some of our suppliers are also our competitors. While we generally have been able to obtain adequate supplies of components from existing sources, we cannot be certain that in the future our suppliers will be able to meet our demand for components in a timely and cost-effective manner. For example, the earthquake in Taiwan in September 1999 could cause temporary global shortages in supplies of certain components and/or result in price increases for these components. Our business, operating results, financial condition, or customer relationships could be adversely affected by either an increase in prices for, or an interruption or reduction in supply of, key components, or a similar disruption in the availability of key services.

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

INTELLECTUAL PROPERTY RIGHTS

Many of our competitors, such as telecommunications and computer equipment manufacturers, have large intellectual property portfolios, including patents that may cover technologies that are relevant to our business. In addition, many smaller companies, universities, and individual inventors have obtained or applied for patents in areas of technology that may relate to our business. The industry is moving towards aggressive assertion, licensing, and litigation of patents and other intellectual property rights.

In the course of our business, we frequently receive claims of infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. We evaluate the validity and applicability of these intellectual property rights, and determine in each case whether we must negotiate licenses or cross-licenses to incorporate or use the proprietary technologies, protocols, or specifications in our products. If we are unable to obtain and maintain licenses on favorable terms for intellectual property rights required for the manufacture, sale, and use of our products, particularly those which must comply with industry standard protocols and specifications to be commercially viable, our business, results of operations, or financial condition could be adversely impacted.

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

PROPOSED CHANGES IN ACCOUNTING FOR BUSINESS COMBINATIONS AND INTANGIBLE ASSETS

The Financial Accounting Standards Board (FASB) began deliberation of revisions to the rules for business combinations and intangible assets in 1996. Some of these deliberations have included accounting rule-making bodies from other nations as the financial communities attempt to develop global consistency where possible. Business combination rules govern the accounting for mergers and acquisitions used in either a purchase or a pooling-of-interests combination. Business combinations may generate intangible assets (including goodwill) which represent the excess purchase price of an acquired enterprise over net identifiable assets.

Tentative conclusions of the FASB will prohibit the use of pooling-of-interests and will establish new accounting standards and financial presentation for intangible assets. The FASB expects to issue a final standard by the end of calendar year 2000. Changes to the current accounting rules for business combinations and intangible assets will not preclude mergers or acquisitions but may increase the earnings dilution associated with future transactions. In addition, if pooling-of-interests accounting is no longer available, we may use cash more often than our common stock to pay for acquisitions of other companies.

During this period of deliberation and rule change, the Securities and Exchange Commission has heightened its review of transactions intended to qualify for pooling-of-interests accounting, transactions in which a large percentage of the purchase price is associated with purchased in-process technology, and restructuring and impairment charges recorded at the time of a business combination. If the Commission issues new guidance or interpretation of existing rules as proposed, our future results may be adversely impacted.

FLUCTUATIONS IN QUARTERLY RESULTS

Our quarterly operating results are difficult to predict and may fluctuate significantly. A wide variety of factors can cause these fluctuations, including:

         -        seasonality with respect to the volume and timing of orders;
         - the introduction and acceptance of new products and technologies;
         -        price competition;
         - general conditions and trends in the networking industry and technology sector;
         -        disruption in international markets;
         -        general economic conditions;
         -        industry consolidation, acquisitions, or litigation;
         -        disruption in the distribution channel; and
         -        timing of orders received within the quarter.

In recent years, as the consumer mix of our business has grown, our third fiscal quarter has been a seasonally weaker period characterized by sequentially lower sales. We expect this pattern to continue in fiscal 2000. These factors, and accompanying fluctuations in periodic operating results, could have a significant adverse impact on the market price of our common stock.

COMPETITION FOR KEY PERSONNEL

Our success depends to a significant extent upon a number of key employees and management. Over the last six months, we have experienced an increasing rate of employee turnover. The loss of the services of key employees could adversely affect our business, operating results, or financial condition.

Recruiting and retaining skilled personnel, including engineers, is highly competitive. If we cannot successfully recruit and retain skilled personnel, our ability to compete may be adversely affected. In addition, we must carefully balance the growth of our employees commensurate with our anticipated sales growth. If our sales growth or attrition levels vary significantly, our results of operations or financial condition could be adversely affected. Further, 3Com's common stock price has been, and may continue to be, extremely volatile. When the 3Com common stock price is less than the exercise price of stock options granted to employees, turnover is likely to increase, which could adversely affect our results of operations or financial condition.

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

RISK SUMMARY. Based on currently available information, management believes that Year 2000-related disruptions affecting the above-noted components of business operations, or in products sold to customers, will not have a significant adverse impact on our operational results or financial condition.

As with many companies, 3Com is dependent on third parties, both public and commercial, for provision of power, telecommunications, water, transportation, and key raw materials, and on the accuracy of Year 2000 readiness statements made by those parties to us. Although contingency plans will be in place to address interruptions in the availability to 3Com of goods and services, failure to ensure Year 2000 readiness by a supplier, customer, or other third party may have a significant adverse impact on our operational results or financial condition.

STATE OF READINESS AND RISKS. 3Com has identified four key exposure areas within 3Com with respect to the Year 2000 issue, namely: key transaction processing applications, equipment and facilities, 3Com products, and key suppliers.

KEY TRANSACTION PROCESSING APPLICATIONS. Key transaction processing applications include those used to run 3Com's business, such as finance, manufacturing, order processing, and distribution. We have completed our evaluation of these applications for Year 2000 readiness and have been fixing or replacing systems, where necessary. We have successfully completed integration testing of all of our applications as of the end of August 1999. If we identify significant new non-compliance issues or encounter unexpected difficulties in areas previously considered to be Year 2000 ready, our ability to conduct our business or record transactions could be disrupted, which could adversely affect our results of operations or financial condition.

EQUIPMENT AND FACILITIES. 3Com is evaluating Year 2000 readiness of its equipment and facilities. As of the end of September 1999, we have completed contacting our key suppliers to ascertain Year 2000 compliance of our critical equipment. If we are delayed in upgrading or replacing any non-Year 2000 ready equipment, or if we encounter any unexpected difficulties in areas previously considered to be Year 2000 ready, our design, production, and shipping capabilities could be disrupted, which could adversely affect our results of operations or financial condition.

3Com is also assessing the Year 2000 readiness of our owned and leased facilities worldwide. We are giving priority to critical facilities that house large numbers of employees or significant operations. We have completed these assessment activities as of the end of August 1999. We have also completed remediation efforts identified in our assessment activities. Any unexpected problems with respect to these facilities could adversely affect our results of operations or financial condition.

PRODUCTS. 3Com has conducted an extensive evaluation of our currently available and installed base of products. We believe that the products on our current price list are Year 2000 ready. We have identified some obsolete products that are not Year 2000 ready. While we still support some of these obsolete products, all can be upgraded or replaced with a 3Com Year 2000 ready product. We cannot be certain that older releases of our products will be Year 2000 ready with customers' systems or within existing networks. To assist our customers in evaluating the Year 2000 readiness of 3Com's products, we have developed a list that indicates the capability of our products. We have published the list on our website (www.3Com.com) and periodically update it as we complete our assessment of additional products. If any of our products do not operate properly in the Year 2000, we could have increased warranty costs, customer satisfaction issues, litigation, or other material costs and liabilities, which could adversely affect our results of operations or financial condition.

KEY SUPPLIERS. 3Com has contacted our critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are Year 2000 ready. Confirmation of the continued Year 2000 readiness of these key suppliers will continue throughout the remainder of 1999. If key suppliers fail to adequately address the Year 2000 issue for the products or services they provide to 3Com, critical materials, products, and services may not be delivered in a timely manner, which could adversely affect our results of operations or financial condition.

MOST REASONABLY LIKELY WORST-CASE SCENARIO. We believe that our most reasonably likely worst-case Year 2000 scenario would relate to problems with the systems and services of third parties rather than with 3Com's internal systems or products. 3Com's operations are conducted in a variety of domestic and international facilities. We believe the risks are greatest with infrastructure (e.g., electricity, water, and sewer service), telecommunications, transportation and distribution channels, and critical suppliers of materials and services. Each location relies on local private and governmental suppliers for utilities, telephone, and other necessary services and supplies.

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

Contingency plans for critical business operations are expected to be in place by mid-November 1999. Throughout the remainder of the calendar year these plans will be validated and modified as needed, and as we learn more about the preparations and potential exposure of third parties to Year 2000 disruptions.

COSTS TO ADDRESS YEAR 2000 ISSUES. We currently estimate that the total cost of our Year 2000 related programs will range between approximately $22 million and $31 million. Through August 27, 1999, we have spent $8.6 million on the program. In order to adequately prepare ourselves for the Year 2000 changeover, we expect to spend approximately $2.5 million between August 28, 1999 and January 1, 2000, primarily for computer equipment, consultant and contractor fees, and costs to ramp up our customer service organization for the expected increase in support calls during the Year 2000 transition. Excluding contingencies, we expect to spend approximately $5.2 million in calendar 2000, primarily for increased staffing in our customer service organization to address potential Year 2000 issues, premium pay and bonuses for employees working during the Year 2000 date rollover period, and remediation of non-critical applications, equipment and facilities, and products and services. All expected costs are based on our current evaluation of the Year 2000 programs and may change as the program progresses.

Our estimate includes amounts for contingencies of approximately $6 million to $15 million related to the following items:

         - hardware and software upgrades or replacements related to desktop systems and telephone equipment
         - consultant and contractor fees to assist in remediation efforts
         - further increased staffing in our customer service area to address the expected increase in support calls during the Year 2000 transition
         - a contingency for potential disruption in supplier product or service delivery or in manufacturing operations
         -        a contingency for potential product upgrades or replacements
         - a contingency for potential unexpected costs associated with replacing or repairing consumer products previously considered to be Year 2000 ready

We have not included in the total cost estimate any costs associated with potential Year 2000 litigation exposure since these costs are not estimable.

We have adequate funds to pay for the expected costs of Year 2000 programs. As of August 27, 1999, we have not deferred any significant internal information technology projects due to our Year 2000 efforts.

SALES IMPACT. Year 2000 readiness is an issue for virtually all businesses whose computer systems and applications may require significant hardware and software upgrades or modifications. Companies owning and operating such systems may plan to devote a substantial portion of their information systems' spending to fund such upgrades and modifications and divert spending away from networking solutions. In addition, companies may defer spending on networking solutions while they test and ensure the stability of their current network configurations. Such changes in customers' spending patterns could adversely affect our sales, operating results, or financial condition.


LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents and short-term investments at August 27, 1999 were $1.7 billion, consistent with the balance of $1.7 billion at May 28, 1999.

For the quarter ended August 27, 1999, net cash generated from operating activities was $442.6 million. Accounts receivable at August 27, 1999 decreased $168.5 million from May 28, 1999 to $757.1 million. Days sales outstanding in receivables decreased to 49 days at August 27, 1999, compared to 59 days at May 28, 1999 primarily due to a lower percentage of sales in the last month of the August quarter compared to the last month of the May quarter. Inventory levels at August 27, 1999 decreased $3.7 million from May 28, 1999 to $350.5 million. Annualized inventory turnover was 8.3 turns for the quarter ended August 27, 1999, compared to 8.2 turns for the quarter ended May 28, 1999.

As part of our 3Com Ventures initiative, we selectively make strategic investments in the equity securities of privately-held companies. For those securities which have become publicly-traded, we have marked the cost basis to market. During the quarter ended August 27, 1999, 3Com's investments in the equity securities of privately-held and publicly-traded companies increased by $423.6 million, primarily due to market value appreciation of our investments in publicly-traded companies.

During the quarter ended August 27, 1999, 3Com made $39.2 million in capital expenditures. Major capital expenditures included upgrades and expansion of our facilities and purchases and upgrades of software and computer equipment. Additionally, in the first quarter of fiscal 2000, 3Com sold one building in the Chicago area and machinery and equipment for total net proceeds of $6.8 million. As of August 27, 1999, we had approximately $11.6 million in capital expenditure commitments outstanding primarily associated with the expansion of our facilities and purchases and upgrades of software and computer equipment. In addition, we have commitments related to operating lease arrangements in the U.S., under which we have an option to purchase the properties for an aggregate of $322.2 million, or arrange for the sale of the properties to a third party. If the properties are sold to a third party at less than the option price, 3Com retains an obligation for the shortfall, subject to certain provisions of the lease.

In September 1999, the board of directors authorized the repurchase of an additional 10 million shares of 3Com's common stock, bringing the total number of authorized shares remaining for repurchase to 14.8 million shares. The share authorization will be used for purchases made in the open market from time to time or the sale of put warrants on 3Com's common stock. During the first quarter of fiscal 2000, we repurchased 15.4 million shares of common stock at a total purchase price of $391.7 million. During the first quarter of fiscal 2000, we received net cash of $23.4 million from the sale of our common stock to employees through our employee stock purchase and option plans.

3Com has a $100 million revolving bank credit agreement, which expires December 20, 1999. Payment of cash dividends is permitted under the credit agreement, subject to certain limitations based on our net income levels. We have not paid and do not anticipate we will pay cash dividends on our common stock. The credit agreement requires us to maintain specified financial covenants. As of August 27, 1999, there were no outstanding borrowings under the credit agreement, and we were in compliance with all required covenants.

During the quarter ended August 27, 1999, we repaid $12 million of borrowings under the 7.52% Unsecured Senior Notes agreement. As of August 27, 1999, $24 million of this debt remained outstanding, of which $12 million is classified as current.

During the first quarter of fiscal 2000, we recorded a tax benefit on stock option transactions of $14.6 million. During the same quarter a year ago, we recorded a similar benefit totaling $2.7 million.

Based on current plans and business conditions, we believe that our existing cash and equivalents, short-term investments, and cash generated from operations will be sufficient to satisfy anticipated cash requirements for at least the next twelve months.


EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that entities capitalize certain costs related to internal-use software if certain criteria are met. 3Com adopted SOP 98-1 for our fiscal year ending June 2, 2000. The adoption of SOP 98-1 did not have a significant impact on our financial results for the quarter ended August 27, 1999.

In June 1998 and June 1999, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. These statements will be effective for 3Com's fiscal year ending May 31, 2002. We believe that the adoption of these statements will not have a significant impact on our financial results.


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

3Com holds a small portfolio of marketable-equity traded securities that are subject to market price volatility. Equity security price fluctuations of plus or minus 15 percent would have a $76.3 million impact on the value of these securities in the first quarter of fiscal 2000.

For interest rate sensitivity and foreign currency exchange risk, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended May 28, 1999.

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

We are a party to lawsuits in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We believe that we have defenses in each of the cases set forth below and are vigorously contesting each of these matters. An unfavorable resolution of one or more of the following lawsuits could adversely affect our business, results of operations, or financial condition.

SECURITIES LITIGATION
On March 24 and May 5, 1997, securities class action lawsuits, captioned HIRSCH V. 3COM CORPORATION, ET AL., Civil Action No. CV764977 (HIRSCH), and KRAVITZ V. 3COM CORPORATION, ET AL., Civil Action No. CV765962 (KRAVITZ), respectively, were filed against 3Com and certain of its officers and directors in the California Superior Court, Santa Clara County. The complaints allege violations of Sections 25400 and 25500 of the California Corporations Code and seek unspecified damages on behalf of a class of purchasers of 3Com common stock during the period from September 24, 1996 through February 10, 1997. The actions are in discovery. No trial date has been set.

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

In December 1997, a securities class action, captioned REIVER V. 3COM CORPORATION, ET AL., Civil Action No. C-97-21083JW (REIVER), was filed in the United States District Court for the Northern District of California. Several similar actions have been consolidated into this action, including FLORIDA STATE BOARD OF ADMINISTRATION AND TEACHERS RETIREMENT SYSTEM OF LOUISIANA V. 3COM CORPORATION, ET AL., Civil Action No. C-98-1355. On August 17, 1998, the plaintiffs filed a consolidated amended complaint which alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and which seeks unspecified damages on behalf of a purported class of purchasers of 3Com common stock during the period from April 23, 1997 through November 5, 1997. In July 1999, the court dismissed the complaint and granted the plaintiffs the right to file an amended complaint. Plaintiffs have filed an amended complaint and defendants have filed a motion to dismiss.

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

On May 11, 1999, a securities class action, captioned GAYLINN V. 3COM CORPORATION, ET AL., Civil Action No. C-99-2185 MMC (GAYLINN), was filed against 3Com and several of its present and former officers and directors in United States District Court for the Northern District of California. Several similar actions have been consolidated into the GAYLINN action. On September 10, 1999, the plaintiffs filed a consolidated complaint which alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class of purchasers of 3Com common stock during the period from September 22, 1998 through March 2, 1999. 3Com has not responded to the complaint.

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



ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.       OTHER INFORMATION

     None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

                 Exhibit
                  Number           Description
                 -------           -----------
                  3.1      Certificate of Incorporation (11)
                  3.2 Certificate of Correction Filed to Correct a Certain Error in the Certificate of Incorporation (11)
                  3.3      Certificate of Merger (11)
                  3.4      Corrected Certificate of Merger
                  3.5      Bylaws of 3Com Corporation, As Amended (12)
                  4.1 Amended and Restated Rights Agreement dated December 31, 1994 (Exhibit 10.27 to Form 10-Q) (4)
                  4.2 Amended and Restated Senior Notes Agreement between U.S. Robotics Corporation, Metropolitan Life Insurance Company, The Northwestern Mutual Life Insurance Company, and Metropolitan Property and Casualty Insurance Company (5)

                  4.3 Amendment to amended and restated note agreements between 3Com Corporation, Metropolitan Life Insurance Company, The Northwestern Mutual Life Insurance Company, and Metropolitan Property and Casualty Insurance Company (13)
                  4.4 Second amendment to amended and restated note agreements between 3Com Corporation, Metropolitan Life Insurance Company, The Northwestern Mutual Life Insurance Company, and Metropolitan Property and Casualty Insurance Company
                  10.1     1983 Stock Option Plan, as amended*
                  10.2     Amended and Restated Incentive Stock Option
                           Plan (2)*
                  10.3     License Agreement dated March 19, 1981 (1)
                  10.4 Second Amended and Restated 1984 Employee Stock Purchase Plan (Exhibit 10.5 to Form 10-Q) (6)*
                  10.5 3Com Corporation Director Stock Option Plan, as amended (Exhibit 19.3 to Form 10-Q) (3)*
                  10.6     Amended 3Com Corporation Director Stock Option
                           Plan (Exhibit 10.8 to Form 10-Q) (6)*
                  10.7 3Com Corporation Restricted Stock Plan, as amended (Exhibit 10.17 to Form 10-Q) (6)*
                  10.8     1994 Stock Option Plan, as amended*
                  10.9     Lease Agreement between BNP Leasing Corporation,
                           as Landlord, and 3Com Corporation, as Tenant, effective as of November 20, 1996 (Exhibit 10.37 to Form 10-Q) (8)
                  10.10    Purchase Agreement between BNP Leasing
                           Corporation, and 3Com Corporation, effective as of November 20, 1996 (Exhibit 10.38 to Form 10-Q) (8)
                  10.11 Agreement and Plan of Reorganization among 3Com Corporation, OnStream Acquisition Corporation and OnStream Networks, Inc. dated as of October 5,
                           1996 (Exhibit 2.1 to Form S-4) (7)
                  10.12    Lease Agreement between BNP Leasing Corporation,
                           as Landlord, and 3Com Corporation, as Tenant, effective as of February 3, 1997 for the Combined Great America Headquarters site (Exhibit 10.19 to Form 10-Q) (10)
                  10.13    Purchase Agreement between BNP Leasing
                           Corporation, and 3Com Corporation, effective as of February 3, 1997 for the Combined Great America Headquarters site (Exhibit 10.20 to Form 10-Q) (10)
                  10.14 Credit Agreement dated as of December 20, 1996 among 3Com Corporation, Bank of America National Trust and Savings Association, as Agent, and the Other Financial Institutions Party Hereto Arranged by BA Securities, Inc. (Exhibit 10.21 to Form
                           10-Q) (10)
                  10.15 Amended and Restated Agreement and Plan of Merger by and among 3Com Corporation, TR Acquisitions Corporation, 3Com (Delaware) Corporation, and U.S. Robotics Corporation, dated as of February 26,
                           1997 and amended as of March 14, 1997 (9)
                  10.16    Lease Agreement between BNP Leasing Corporation,
                           as Landlord, and 3Com Corporation, as Tenant, effective as of July 25, 1997 for the Great
                           America Phase III (PAL) site (11)
                  10.17 Purchase Agreement between BNP Leasing Corporation and 3Com Corporation, effective as of July 25,
                           1997 for the Great America Phase III (PAL) site
                           (11)
                  10.18 Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of July 29, 1997 for the Marlborough site (11)
                  10.19 Purchase agreement between BNP Leasing Corporation and 3Com Corporation, effective as of July 29, 1997 for the Marlborough site (11)

                  10.20 Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of August 11, 1997 for the Rolling Meadows site (11)
                  10.21 Purchase Agreement between BNP Leasing Corporation, and 3Com Corporation, effective as of August 11, 1997 for the Rolling Meadows site (11)
                  10.22    First Amendment to Credit Agreement (11)
                  27.1     Financial Data Schedule

-------------------------------------------------------------------------------

                  * Indicates a management contract or compensatory plan.
                  (1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement on Form S-1 filed on January 25, 1984 (File No. 2-89045)
                  (2) Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form S-4 filed on August 31, 1987 (File No. 33-16850)
                  (3) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 10, 1992 (File No. 0-12867)
                  (4) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 13, 1995 (File No. 0-12867)
                  (5) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on May 16, 1995 (File No. 0-19550)
                  (6) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 15, 1996 (File No. 0-12867)
                  (7) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Registration Statement on Form S-4 filed on October 11, 1996 (File No. 333-13993)
                  (8) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 13, 1997 (File No. 0-12867)
                  (9) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Registration Statement on Form S-4 filed on March 17, 1997 (File No. 333-23465)
                  (10) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on April 11, 1997 (File No. 0-12867)
                  (11) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on October 14, 1997 (File No. 0-12867)
                  (12) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 11, 1999 (File No. 0-12867)
                  (13) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on
                           August 17, 1999 (File No. 0-12867)

              (b) Reports on Form 8-K

                      None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           3Com Corporation
                                           (Registrant)



Dated:  October 8, 1999         By:    /s/   Christopher B. Paisley
      -------------------------      --------------------------------------
                                             Christopher B. Paisley
                                             Senior Vice President, Finance and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)