Form 10-Q
period 1999-11-26
3COM CORP
filed 2000-01-10
CIK 738076

================================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


  FOR THE QUARTERLY PERIOD ENDED NOVEMBER 26, 1999 COMMISSION FILE NO. 0-12867

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM       TO

                                  ------------

                                3COM CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   DELAWARE                             94-2605794
                  ----------                            ----------
           (State or other jurisdiction of              (I.R.S. Employer
           incorporation or organization)               Identification No.)

              5400 BAYFRONT PLAZA                       95052
            SANTA CLARA, CALIFORNIA                     -----
           -------------------------                    (Zip Code)
    (Address of principal executive offices)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (408) 326-5000

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

                       YES   XX     NO
                           -------     -------
AS OF DECEMBER 24, 1999, 342,344,891 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

THIS REPORT CONTAINS A TOTAL OF 35 PAGES OF WHICH THIS PAGE IS NUMBER 1.
================================================================================

                                3COM CORPORATION

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I.       FINANCIAL INFORMATION

ITEM 1.       Financial Statements

                  Condensed Consolidated Income Statements
                  THREE AND SIX MONTHS ENDED NOVEMBER 26, 1999 AND NOVEMBER 27, 1998                              3

                  Condensed Consolidated Balance Sheets
                  NOVEMBER 26, 1999 AND MAY 28, 1999                                                              4

                  Condensed Consolidated Statements of Cash Flows
                  SIX MONTHS ENDED NOVEMBER 26, 1999 AND NOVEMBER 27, 1998                                        5

                  Notes to Condensed Consolidated Financial Statements                                            6

ITEM 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                                13

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk                                         29


PART II. OTHER INFORMATION

ITEM 1.       Legal Proceedings                                                                                  30

ITEM 2.       Changes in Securities and Use of Proceeds                                                          31

ITEM 3.       Defaults Upon Senior Securities                                                                    31

ITEM 4.       Submission of Matters to a Vote of Security Holders                                                32

ITEM 5.       Other Information                                                                                  32

ITEM 6.       Exhibits and Reports on Form 8-K                                                                   32

Signatures                                                                                                       35



3Com, Graffiti, and CoreBuilder are registered trademarks of 3Com Corporation or its subsidiaries. Palm is a trademark of 3Com Corporation or its subsidiaries.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                3COM CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                         Three Months Ended                    Six Months Ended
                                                  ------------------------------       ------------------------------
                                                  November 26,        November 27,      November 26,      November 27,
                                                      1999               1998              1999               1998
                                                  -----------        -----------       -----------        -----------
Sales                                             $ 1,474,997        $ 1,540,537       $ 2,862,406        $ 2,946,048

Cost of sales                                         788,866            848,047         1,527,944          1,650,086
                                                  -----------        -----------       -----------        -----------
Gross margin                                          686,131            692,490         1,334,462          1,295,962
                                                  -----------        -----------       -----------        -----------
Operating expenses:
   Sales and marketing                                298,697            292,627           571,522            571,278
   Research and development                           162,109            156,280           324,953            303,777
   General and administrative                          59,918             64,588           121,158            123,994
   Merger-related charges (credits)
       and other                                            -                638            (2,105)            (9,580)
   Business realignment costs                           5,884                  -             5,884                  -
                                                  -----------        -----------       -----------        -----------
         Total operating expenses                     526,608            514,133         1,021,412            989,469
                                                  -----------        -----------       -----------        -----------
Operating income                                      159,523            178,357           313,050            306,493
Gains on sales of investments, net                     71,322                  -            94,873                  -
Interest and other income, net                         20,206             12,274            36,120             21,919
                                                  -----------        -----------       -----------        -----------
Income before income taxes                            251,051            190,631           444,043            328,412
Income tax provision                                   72,833             57,718           129,309            101,808
Equity interest in loss of
   consolidated joint venture                             (53)                 -            (1,028)                 -
Equity interest in loss of
   unconsolidated investee                                946                  -               946                  -
                                                  -----------        -----------       -----------        -----------
Net income                                        $   177,325        $   132,913       $   314,816        $   226,604
                                                  ===========        ===========       ===========        ===========

Net income per share:
     Basic                                        $      0.52        $      0.37       $      0.90        $      0.63
     Diluted                                      $      0.51        $      0.36       $      0.89        $      0.62

Shares used in computing per share amounts:
     Basic                                            342,889            358,302           348,066            358,418
     Diluted                                          348,988            368,207           353,346            367,316

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                3COM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                                                   November 26,             May 28,
                                                                       1999                  1999
                                                                   ------------          -----------
                                                                   (Unaudited)
ASSETS
Current assets:
   Cash and equivalents                                            $ 1,095,611           $   952,249
   Short-term investments                                              915,892               709,365
   Accounts receivable, net                                            730,395               925,598
   Inventories, net                                                    321,461               354,272
   Deferred income taxes                                                     -               312,011
   Investments and other                                               935,088               166,357
                                                                  ------------           -----------
      Total current assets                                           3,998,447             3,419,852

Property and equipment, net                                            776,111               831,557
Goodwill, intangibles, deposits and other assets                       205,809               243,980
                                                                  ------------           -----------
      Total assets                                                 $ 4,980,367           $ 4,495,389
                                                                  ============           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $   476,305           $   336,503
   Accrued liabilities and other                                       654,810               674,375
   Income taxes payable                                                200,481               173,116
   Deferred income taxes                                                47,783                     -
   Current portion of long-term debt                                    13,822                14,568
                                                                  ------------           -----------
      Total current liabilities                                      1,393,201             1,198,562

Long-term debt                                                          16,510                30,405
Deferred income taxes and other long-term obligations                   52,324                64,492

Equity interest in consolidated joint venture                                -                 5,475

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000 shares
      authorized; none outstanding                                           -                     -
   Common stock, $.01 par value, 990,000 shares
      authorized; shares outstanding:  November 26, 1999,
      365,825; May 28, 1999, 365,805                                 1,979,254             1,954,204
   Treasury stock at cost, November 26, 1999, 23,902
      shares; May 28, 1999, 8,190 shares                              (611,150)             (197,064)
   Unamortized restricted stock grants                                  (5,204)               (5,303)
   Retained earnings                                                 1,660,847             1,403,709
   Accumulated other comprehensive income                              494,585                40,909
                                                                  ------------           -----------
      Total stockholders' equity                                     3,518,332             3,196,455
                                                                  ------------           -----------
      Total liabilities and stockholders' equity                   $ 4,980,367           $ 4,495,389
                                                                  ============           ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                3COM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                    --------------------------------
                                                                                   November 26,          November 27,
                                                                                       1999                  1998
                                                                                   -----------           -----------
Cash flows from operating activities:
     Net income                                                                    $   314,816           $   226,604
     Adjustments to reconcile net income to net
           cash provided by operating activities:
       Depreciation and amortization                                                   156,786               131,836
       Loss on disposal of fixed assets                                                  7,433                 8,161
       Gains on sales of investments, net                                              (94,873)                    -
       Deferred income taxes                                                            46,122                60,830
       Merger-related credits                                                           (2,105)               (9,580)
       Equity in loss of consolidated joint venture                                     (1,028)                    -
       Equity in loss of unconsolidated investee                                           946                     -
       Changes in assets and liabilities, net of effects of acquisitions:
           Accounts receivable                                                         193,714              (267,809)
           Inventories                                                                  27,336               198,770
           Investments and other assets                                                  6,112                38,592
           Accounts payable                                                            140,887                50,619
           Accrued liabilities and other                                               (18,306)               11,429
           Income taxes payable                                                         48,640                37,568
                                                                                   -----------           -----------
Net cash provided by operating activities                                              826,480               487,020
                                                                                   -----------           -----------
Cash flows from investing activities:
     Purchase of investments                                                          (439,189)             (318,999)
     Proceeds from maturities and sales of investments                                 319,114               120,538
     Purchase of property and equipment                                                (93,161)             (126,362)
     Proceeds from sale of property and equipment                                        6,790                14,746
     Business acquired in purchase transaction                                               -                (6,258)
     Other, net                                                                          1,621                (2,402)
                                                                                   -----------           -----------
Net cash used for investing activities                                                (204,825)             (318,737)
                                                                                   -----------           -----------
Cash flows from financing activities:
     Issuance of common stock                                                           72,623                53,147
     Repurchase of common stock                                                       (540,780)             (130,398)
     Repayments of long-term borrowings                                                (12,000)              (12,000)
     Other, net                                                                          1,864                  (907)
                                                                                   -----------           -----------
Net cash used for financing activities                                                (478,293)              (90,158)
                                                                                   -----------           -----------
Increase in cash and equivalents                                                       143,362                78,125
Cash and equivalents, beginning of period                                              952,249               528,981
                                                                                   -----------           -----------
Cash and equivalents, end of period                                                $ 1,095,611           $   607,106
                                                                                   ===========           ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                3COM CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       Basis of Presentation

         The unaudited condensed consolidated financial statements have been prepared by 3Com Corporation ("3Com," "us," "we," or "our"), pursuant to the rules of the Securities and Exchange Commission. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of 3Com's financial position as of November 26, 1999, results of operations for the three and six months ended November 26, 1999 and November 27, 1998, and cash flows for the six months ended November 26, 1999 and November 27, 1998. Certain amounts from the prior year have been reclassified to conform to the current year presentation.

         Effective June 1, 1998, 3Com adopted a 52-53 week fiscal year ending on the Friday nearest to May 31. Accordingly, fiscal 2000 will end on June 2, 2000, resulting in a 53-week fiscal 2000, rather than 52 weeks as reported in fiscal 1999. For fiscal year 2000, the first three quarters will contain 13 weeks, and the fourth quarter will contain 14 weeks. This change did not have a significant effect on 3Com's condensed consolidated financial statements for the six months ended November 26, 1999 as compared to the six months ended November 27, 1998. The results of operations for the three and six months ended November 26, 1999 may not be indicative of the results to be expected for the fiscal year ending June 2, 2000. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in 3Com's Annual Report on Form 10-K for the fiscal year ended May 28, 1999.

2.       Merger Related Charges

         On June 12, 1997, 3Com completed a merger with U.S. Robotics, which was accounted for as a pooling-of-interests. As a result of this merger, 3Com recorded aggregate merger-related charges of $240.1 million through November 26, 1999, which included $196.3 million of integration expenses and $43.8 million of direct transaction costs (consisting primarily of investment banking and other professional fees). Remaining cash expenditures relating to the U.S. Robotics merger charge are estimated to be approximately $1.0 million, primarily for facilities.

         The following tables display the activity and balances relating to the U.S. Robotics merger reserve (in thousands):

                                                                       Three Months Ended               Six Months Ended
                                                                    ------------------------        ------------------------
                                                                   November 26,    November 27,    November 26,   November 27,
                                                                      1999            1998            1999            1998
                                                                    --------        --------        --------        --------
         Merger reserve activity-Facilities:
             Revisions in estimates                                        -           1,605          (2,091)            (44)
             Deductions                                                 (697)           (578)        (10,954)           (798)
                                                                    --------        --------        --------        --------
         Total change in facilities reserve                         $   (697)       $  1,027        $(13,045)       $   (842)
                                                                    ========        ========        ========        ========
         Merger reserve activity-Long-term assets and other:
             Revisions in estimates                                        -           2,233             (14)         (6,336)
             Deductions                                                  (56)         (6,296)           (815)        (17,478)
                                                                    --------        --------        --------        --------
         Total change in long-term assets and other reserve         $    (56)       $ (4,063)       $   (829)       $(23,814)
                                                                    ========        ========        ========        ========

                                            November 26,     May 28,
                                                1999          1999
                                              -------       -------
         Merger reserve balance:
             Facilities                       $   890       $13,935
             Long-term assets and other           509         1,338
                                              -------       -------
         Total merger reserve balance         $ 1,399       $15,273
                                              =======       =======

3.       Business Realignment Costs

         On September 13, 1999, 3Com announced its intent to sell less than 20 percent of the common stock of its wholly-owned subsidiary, Palm Computing, Inc. ("Palm Computing"), in an initial public offering ("IPO") early in calendar 2000. 3Com intends to distribute the balance of the shares of Palm Computing to 3Com shareholders approximately six months following the IPO, subject to receiving board approval and a favorable tax ruling, as well as market conditions. As we execute the separation of Palm Computing from 3Com, we are incurring certain business realignment costs, which consist primarily of incremental third party costs related to legal and accounting services, strategic business planning, information systems separation, development of compensation and benefits strategies, and recruiting of certain key Palm Computing management. Internal costs incurred to separate the operations of Palm Computing and 3Com have been excluded from business realignment costs. Direct costs of the IPO, such as the underwriters' commissions and legal and accounting fees, will be deducted from the proceeds of the offering.

4.       Comprehensive Income

         The components of comprehensive income, net of tax, are as follows (in thousands):

                                                                    Three Months Ended                  Six Months Ended
                                                                 --------------------------        --------------------------
                                                                November 26,     November 27,     November 26,     November 27,
                                                                    1999             1998             1999             1998
                                                                 ---------        ---------        ---------        ---------
         Net income                                              $ 177,325        $ 132,913        $ 314,816        $ 226,604

         Other comprehensive income:
             Change in net unrealized gain on investments          202,133             (213)         453,876              883
             Change in accumulated translation adjustments            (344)           5,801             (200)          (2,293)
                                                                 ---------        ---------        ---------        ---------
         Total comprehensive income                              $ 379,114        $ 138,501        $ 768,492        $ 225,194
                                                                 =========        =========        =========        =========

5.       Net Income Per Share

         The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

                                                Three Months Ended            Six Months Ended
                                            --------------------------   --------------------------
                                            November 26,  November 27,   November 26,  November 27,
                                                1999          1998           1999          1998
                                            ------------  ------------   ------------  ------------
         Net income                           $177,325      $132,913       $314,816      $226,604
                                            ============  ============   ============  ============
         Weighted average shares-Basic         342,889       358,302        348,066       358,418
         Effect of dilutive securities:
             Employee stock options              5,768         9,721          5,024         8,696
             Restricted stock                      331           184            256           202
                                            ------------  ------------   ------------  ------------
         Weighted average shares-Diluted       348,988       368,207        353,346       367,316
                                            ============  ============   ============  ============
         Net income per share-Basic           $   0.52      $   0.37       $   0.90      $   0.63
         Net income per share-Diluted         $   0.51      $   0.36       $   0.89      $   0.62

6.       Inventories

         Inventories, net, consist of (in thousands):

                             November 26,   May 28,
                                 1999        1999
                             ------------  --------
         Finished goods        $203,104    $237,515
         Work-in-process         48,103      49,452
         Raw materials           70,254      67,305
                             ------------  --------
         Total Inventory       $321,461    $354,272
                             ============  ========

7.       Stock Repurchase and Put Option Programs

         The board of directors has authorized us to repurchase certain amounts of our common stock in the open market from time to time. During the second quarter of fiscal 2000 we initiated a program of selling put options on our common stock. Each put option entitles the holder to sell one share of our common stock to us at a specified price. During the second quarter of fiscal 2000, we realized proceeds of $4.9 million from the sale of put options covering 1.7 million shares of our common stock. The put options have an average exercise price of $29.14 per share and expire in January 2000. Under these put option arrangements, we have the right to settle any option exercises with either physical delivery or a net amount of common shares equal in value to the difference between the exercise price and market value at the date of exercise. For purposes of determining the number of shares available for repurchase under the present board authorization, the sale of one put option is counted as the repurchase of one share. As of November 26, 1999, the remaining number of shares authorized for repurchase was
         8.0 million shares.

8.       Equity Interest in Consolidated Joint Venture

         In January 1999, we entered into a joint venture named ADMTek, Inc. ("ADMTek"), and began consolidating the joint venture with our results, due to our ability at that time to exercise significant influence over operating and financial policies of the joint venture. We entered into this joint venture to gain access to specific silicon design technology and expertise. In September 1999, we sold a portion of our existing interest in ADMTek to our joint venture partner. As a result of this sale, our ownership interest was reduced to 19 percent and we no longer have the ability to exercise significant influence over the joint venture. During our second fiscal quarter, we began accounting for this investment using the cost method.

9.       Equity Interest in Unconsolidated Investee

         In August 1999, we invested $7.5 million in OmniSky Corporation ("OmniSky") (formerly OpenSky Corporation). OmniSky intends to provide a wireless data service that will allow mobile users to access the Internet, corporate intranets, and other data sources. As of November 26, 1999, we owned a 41 percent interest in OmniSky. This investment is being accounted for using the equity method.

10.      Business Segment Information

         The following tables display information on our reportable segments (in thousands):

                                            Three Months Ended            Six Months Ended
                                        --------------------------   ---------------------------
                                        November 26,  November 27,   November 26,   November 27,
                                            1999          1998           1999           1998
                                        ------------  ------------   ------------   ------------
         Sales
             Network Systems            $  593,190    $  672,414      $1,267,397     $1,293,225
             Personal Connectivity         620,907       720,889       1,159,896      1,389,744
             Handheld Computing            260,900       147,234         435,113        263,079
                                        ------------  ------------   ------------   ------------
             Total Sales                $1,474,997    $1,540,537      $2,862,406     $2,946,048
                                        ============  ============   ============   ============
         Segment Income
             Network Systems            $    6,136    $   57,519      $   78,461     $   78,323
             Personal Connectivity         134,286       121,103         221,774        232,536
             Handheld Computing             34,133        12,417          46,529         18,597
             Corporate and Other (1)         2,770       (58,126)        (31,948)      (102,852)
                                        ------------  ------------   ------------   ------------
             Total Segment Income       $  177,325    $  132,913      $  314,816     $  226,604
                                        ============  ============   ============   ============
                                       November 26,     May 28,
                                           1999          1999
                                       ------------   -----------
         Inventory
             Network Systems            $  162,210    $  172,577
             Personal Connectivity         122,556       162,924
             Handheld Computing             36,695        18,771
                                        ------------  ------------
             Total Inventory            $  321,461    $  354,272
                                        ============  ============

         (1) Included in the corporate and other category are the following: bonuses based on 3Com results; corporate expenses; merger charges (credits) and other; business realignment costs; gains on sales of investments, net; interest and other income, net; income tax provision; equity interest in loss of consolidated joint venture; and equity interest in loss of unconsolidated investee.

11.      Subsequent Events

         In our third fiscal quarter, we sold our manufacturing facility and related assets in Salt Lake City, Utah to Manufacturers' Services Ltd. We expect to record a gain on this transaction of approximately $20 to $30 million. In connection with the sale, we agreed to purchase certain products previously manufactured in the Salt Lake City facility for two years.

         In December, we acquired LANSource Technologies, Inc., a leading vendor of data- and fax-over-Internet Protocol (IP) software applications. The acquisition targets the multi-billion dollar worldwide IP fax and unified messaging services markets. The transaction is valued at approximately $26 million and was accounted for as a purchase. Additionally, in December we acquired Interactive Web Concepts Inc., a privately held Internet business consulting, creative design, and software engineering firm. The acquisition expands our capabilities to provide total, turnkey e-business solutions for customers worldwide. The transaction was accounted for as a purchase.

         In December, we announced the formation of a strategic global alliance with USWeb/CKS to develop, market, and deliver wireless applications for the mobile workplace and converged voice, video, and data solutions. Under the alliance, 3Com will contribute up to $100 million in a combination of funded development and an equity investment in USWeb/CKS. The equity investment portion is expected to be up to $40 million.

12.      Litigation

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

         On February 10, 1998, a securities class action, captioned EUREDJIAN V. 3COM CORPORATION, ET AL., Civil Action No. C-98-00508CRB (EUREDJIAN), was filed against 3Com and several of its present and former officers and directors in United States District Court for the Northern District of California asserting the same class period and factual allegations as the HIRSCH and KRAVITZ actions. The complaint alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages. The plaintiffs have filed an amended complaint. 3Com has filed an answer to the amended complaint. The trial is scheduled for October 2000.

         In December 1997, a securities class action, captioned REIVER V. 3COM CORPORATION, ET AL., Civil Action No. C-97-21083JW (REIVER), was filed in the United States District Court for the Northern District of California. Several similar actions have been consolidated into this action, including FLORIDA STATE BOARD OF ADMINISTRATION AND TEACHERS RETIREMENT SYSTEM OF LOUISIANA V. 3COM CORPORATION, ET AL., Civil Action No. C-98-1355. On August 17, 1998, the plaintiffs filed a consolidated amended complaint which alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and which seeks unspecified damages on behalf of a purported class of purchasers of 3Com common stock during the period from April 23, 1997 through November 5, 1997. In July 1999, the court dismissed the complaint and granted the plaintiffs the right to file an amended complaint. Plaintiffs have filed an amended complaint, and defendants have filed a motion to dismiss.

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

         In October 1998, two shareholder derivative actions purportedly on behalf of 3Com, captioned SHAEV V. BARKSDALE, ET AL., Civil Action No. 16721-NC, and BLUM V. BARKSDALE, ET AL., Civil Action No. 16733-NC, were filed in Delaware Chancery Court. The complaints allege that 3Com's directors breached their fiduciary duties to 3Com through the issuance of and disclosures concerning director stock options. 3Com is named solely as a nominal defendant, against whom the plaintiffs seek no recovery. 3Com and the individual defendants filed a motion to dismiss, and on October 25, 1999, the Court issued an order dismissing these actions.

         On May 11, 1999, a securities class action, captioned GAYLINN V. 3COM CORPORATION, ET AL., Civil Action No. C-99-2185 MMC (GAYLINN), was filed against 3Com and several of its present and former officers and directors in United States District Court for the Northern District of California. Several similar actions have been consolidated into the GAYLINN action. On September 10, 1999, the plaintiffs filed a consolidated complaint which alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class of purchasers of 3Com common stock during the period from September 22, 1998 through March 2, 1999. 3Com has filed a motion to dismiss.

         INTELLECTUAL PROPERTY LITIGATION
         On April 28, 1997, Xerox Corporation filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the United States District Court for the Western District of New York. The case is now captioned: Xerox Corporation v. U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc. and 3Com Corporation, Civil Action No. 97-CV-6182T. The complaint alleges willful infringement of a Xerox United States patent relating to computerized interpretation of handwriting. The complaint seeks unspecified damages and injunctive relief. Xerox has asserted that Graffiti-Registered Trademark- software and certain products of Palm Computing, Inc. infringe the patent. On June 25, 1999, the Court stayed the action pending reexamination of the patent by the U.S. Patent and Trademark Office. On December 15, 1999, we received a Notice of Intent to Issue Reexamination Certificate from the United States Patent and Trademark Office stating that the reexamination has been terminated and that a certificate will be issued in due course. The notice stated that the certificate will indicate that there will be no changes to the patent specification or drawings and that all claims of the patent will be confirmed without any changes. On December 16, 1999, both we and Xerox separately wrote the court requesting that the stay of the action be lifted. The parties are awaiting the scheduling of a status conference with the court.

         COMMERCIAL LITIGATION
         On November 4, 1999, a lawsuit was filed against 3Com by Disney Interactive, Inc. ("DI") in the Superior Court of the State of California, Los Angeles County, Case No. BC219663, alleging breach of a purported contract for the bundling of DI video products with 3Com-Registered Trademark- modems. The complaint asserts that DI is seeking damages in excess of $15 million. The case is in discovery. No trial date has yet been set.

13.      Effects of Recent Accounting Pronouncements

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that entities capitalize certain costs related to internal-use software if certain criteria are met. 3Com adopted SOP 98-1 for our fiscal year ending June 2, 2000. The adoption of SOP 98-1 did not have a significant impact on our financial results for the six months ended November 26, 1999.

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

                                3COM CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in 3Com's condensed consolidated income statements:

                                                 Three months ended            Six months ended
                                             --------------------------   --------------------------
                                             November 26,  November 27,   November 26,  November 27,
                                                 1999          1998           1999          1998
                                             ------------  ------------   ------------  ------------
  Sales                                         100.0%        100.0%         100.0%        100.0%
  Cost of sales                                  53.5          55.0           53.4          56.0
                                                -----         -----          -----         -----
  Gross margin                                   46.5          45.0           46.6          44.0
  Operating expenses:
     Sales and marketing                         20.2          19.0           20.0          19.4
     Research and development                    11.0          10.2           11.4          10.3
     General and administrative                   4.1           4.2            4.2           4.2
     Merger-related charges
       (credits) and other                          -             -           (0.1)         (0.3)
     Business realignment costs                   0.4             -            0.2             -
                                                -----         -----          -----         -----
       Total operating expenses                  35.7          33.4           35.7          33.6
                                                -----         -----          -----         -----
  Operating income                               10.8          11.6           10.9          10.4
  Gains on sales of investments, net              4.8             -            3.3             -
  Interest and other income, net                  1.4           0.8            1.3           0.7
                                                -----         -----          -----         -----
  Income before income taxes                     17.0          12.4           15.5          11.1
  Income tax provision                            4.9           3.8            4.5           3.4
  Equity interest in loss of
     consolidated joint venture                     -             -              -             -
  Equity interest in loss of
     unconsolidated investee                      0.1             -              -             -
                                                -----         -----          -----         -----
  Net income                                     12.0%          8.6%          11.0%          7.7%
                                                =====         =====          =====         =====
  Excluding merger-related charges (credits)
  and other, business realignment costs, and
  gains on sales of investments, net:
     Total operating expenses                    35.3%         33.4%          35.5%         33.9%
     Operating income                            11.2          11.6           11.1          10.1
     Net income                                   8.9           8.7            8.7           7.5

SALES
Sales in the second quarter of fiscal 2000 totaled $1.47 billion, an increase of $88 million or six percent from the first quarter of fiscal 2000, and a decrease of $66 million or four percent from the corresponding quarter one year ago. Sales in the first six months of fiscal 2000 and fiscal 1999 both totaled $2.9 billion.

NETWORK SYSTEMS. Sales of network systems products (E.G., switches, hubs, remote access concentrators, routers, and customer service and support) in the second quarter of fiscal 2000 decreased 12 percent both compared to the same quarter one year ago and sequentially from the first quarter of fiscal 2000. The decreases were primarily due to delayed introduction of several new products, such as our CoreBuilder-Registered Trademark- 9000 8-slot chassis, our Gigabit Layer 3 modules, and release 3.0 of our CoreBuilder software, customer deferrals of enterprise infrastructure purchases due to Year 2000-related buying freezes, and increased competition. Sales of network systems products in the second quarter of fiscal 2000 represented 40 percent of total sales compared to 44 percent in the second quarter of fiscal 1999. Sales of network systems products in the first six months of fiscal 2000 decreased two percent from the first six months of fiscal 1999. Sales of network systems products in the first six months of fiscal 2000 and fiscal 1999 represented 44 percent of total sales.

PERSONAL CONNECTIVITY. Sales of personal connectivity products (E.G., desktop network interface cards (NICs), desktop modems, and personal computer (PC) cards for mobile computers) in the second quarter of fiscal 2000 decreased 14 percent compared to the same quarter one year ago and increased 15 percent sequentially from the first quarter of fiscal 2000. The decrease compared to the second quarter of fiscal 1999 was primarily due to price declines in both analog modems and network interface cards, partially offset by an increase in the sales of our 100 megabits per second (Mbps) Ethernet products. The sequential increase from the first quarter of 2000 was primarily due to strong seasonal demand for these products. Additionally, revenue from emerging high-growth markets such as broadband access (cable and digital subscriber line (DSL)) contributed to the increase. Sales of personal connectivity products in the second quarter of fiscal 2000 represented 42 percent of total sales compared to 47 percent in the second quarter of fiscal 1999.

Sales of personal connectivity products in the first six months of fiscal 2000 decreased 17 percent from the first six months of fiscal 1999. Sales of personal connectivity products in the first six months of fiscal 2000 represented 41 percent of total sales, compared to 47 percent in the first six months of fiscal 1999. Historically, a significant portion of our sales has been derived from desktop NICs and analog modems. Although these products experienced sequential growth in the second quarter of fiscal 2000, sales of these products generally have been declining over the past year primarily due to price competition and the evolution to newer technologies such as cable and DSL. Further, our NICs and modems are increasingly being distributed through the PC original equipment manufacturer (OEM) channel that carries lower average selling prices. Sales of NICs and modems are also highly correlated with sales in the PC market. While the overall PC market continues to grow, sales of low-end PCs are growing faster than high-end PCs. Lower priced PCs are not typically sold with high performance NICs and modems such as those offered by 3Com.

HANDHELD COMPUTING. Sales of handheld computing products in the second quarter of fiscal 2000 increased 50 percent sequentially and 77 percent compared to the same quarter one year ago. The sequential increase was primarily due to strong seasonal demand and new product introductions. The year-over-year increase was primarily due to continued increase in market acceptance of our handheld computing products and expansion of the market for handheld computing. Sales of handheld computing products in the second quarter of fiscal 2000 represented 18 percent of total sales compared to nine percent in the second quarter of fiscal 1999. Sales of handheld computing products in the first six months of fiscal 2000 increased 65 percent from the first six months of fiscal 1999. Sales of handheld computing products in the first six months of fiscal 2000 represented 15 percent of total sales, compared to nine percent in the first six months of fiscal 1999.

GEOGRAPHIC. In the second quarter of fiscal 2000, U.S. sales decreased 11 percent and international sales increased three percent compared to the same period one year ago. U.S. sales in the second quarter of fiscal 2000 represented 51 percent of total sales, compared to 55 percent of total sales in the second quarter of fiscal 1999. In the first six months of fiscal 2000, U.S. sales decreased eight percent and international sales increased four percent compared to the same period one year ago. U.S. sales in the first six months of fiscal 2000 represented 53 percent of total sales, compared to 56 percent of total sales in the first six months of fiscal 1999. In the first six months of fiscal 2000, international sales reflected strong growth in Asia Pacific and Canada, partially offset by lower sales in Europe.

SEASONALITY. Our sales are subject to seasonality, reflecting spending patterns in different geographies and customer markets. Sales in the second quarter of the fiscal year have historically been the strongest, due in part to seasonal strength in international regions and holiday spending patterns. Third quarter sales have historically been either sequentially lower or only slightly up as compared to sales from the prior quarter.

GROSS MARGIN
Gross margin as a percentage of sales was 46.5 percent in the second quarter of fiscal 2000, compared to 46.7 percent in the first quarter of fiscal 2000 and
45.0 percent in the second quarter of fiscal 1999. Gross margin as a percentage of sales was 46.6 percent in the first six months of fiscal 2000, compared to
44.0 percent in the first six months of fiscal 1999. The increase in gross margin percentage for the first six months of fiscal 2000, compared to the same period a year ago, was primarily due to continued improvements in our inventory management, which resulted in reduced manufacturing period costs, as well as improvements in our operational management. The slight decrease in gross margin percentage from the prior quarter was attributable predominately to product mix.

OPERATING EXPENSES
Operating expenses in the second quarter of fiscal 2000 were $526.6 million, or
35.7 percent of sales, compared to $494.8 million, or 35.6 percent of sales in the first quarter of fiscal 2000 and $514.1 million, or 33.4 percent of sales in the second quarter of fiscal 1999. Operating expenses in the second quarter of fiscal 2000 included $5.9 million in business realignment costs. Operating expenses in the first quarter of fiscal 2000 included merger-related credits of $2.1 million. Operating expenses in the second quarter of fiscal 1999 included merger-related charges of $0.6 million. Excluding these unusual items, operating expenses for the second quarter of fiscal 2000 were $520.7 million, or 35.3 percent of sales, compared to $496.9 million, or 35.8 percent of sales in the first quarter of fiscal 2000 and $513.5 million, or 33.4 percent of sales in the second quarter of fiscal 1999.

Operating expenses in the first six months of fiscal 2000 and fiscal 1999 were both $1.0 billion, corresponding to 35.7 percent of sales in the first six months of fiscal 2000 and 33.6 percent of sales in the first six months of fiscal 1999. Operating expenses in the first six months of fiscal 2000 included $5.9 million of business realignment costs and $2.1 million of credits related to the U.S Robotics merger. Operating expenses in the first six months of fiscal 1999 included a net credit of $9.6 million associated with the U.S. Robotics merger and real estate activities. Excluding these unusual items, operating expenses for the first six months of fiscal 2000 and fiscal 1999 were both $1.0 billion, corresponding to 35.5 percent of sales in the first six months of fiscal 2000 and 33.9 percent of sales in the first six months of fiscal 1999.

SALES AND MARKETING. Sales and marketing expenses in the second quarter of fiscal 2000 increased $25.9 million or nine percent from the first quarter of fiscal 2000, and increased to 20.2 percent of sales in the second quarter of fiscal 2000 compared to 19.7 percent in the first quarter of fiscal 2000. The sequential increase was due primarily to our marketing campaigns and television advertising for our e-Networks solutions and Palm-TM- handheld computing products. Sales and marketing expenses in the second quarter of fiscal 2000 increased $6.1 million or two percent from the second quarter of fiscal 1999, and increased to 20.2 percent of sales in the second quarter of fiscal 2000 compared to 19.0 percent in the second quarter of fiscal 1999. The year-over-year increase was due primarily to our marketing campaigns and television advertising for our e-Networks solutions and Palm handheld computing products, partially offset by reduced marketing expenditures on our analog modem products. Sales and marketing expenses for the first six months of fiscal 2000 were comparable to the first six months of fiscal 1999.

RESEARCH AND DEVELOPMENT. Research and development expenses in the second quarter of fiscal 2000 decreased $0.7 million from the first quarter of fiscal 2000, and decreased to 11.0 percent of sales in the second quarter of fiscal 2000 compared to 11.7 percent in the first quarter of fiscal 2000. Research and development expenses in the second quarter of fiscal 2000 increased $5.8 million or 3.7 percent from the second quarter of fiscal 1999, and increased to 11.0 percent of sales in the second quarter of fiscal 2000 compared to 10.2 percent in the second quarter of fiscal 1999. This year-over-year increase was primarily due to increased investments in new and emerging technologies and markets including handheld computing, local area network (LAN) telephony, broadband access, wireless access, voice over the internet protocol (VoIP), and home networking, partially offset by decreased spending related to mature product lines such as analog modems. Research and development expenses for the first six months of fiscal 2000 increased by $21.2 million or 7.0 percent compared to the first six months of fiscal 1999.

GENERAL AND ADMINISTRATIVE. General and administrative expenses in the second quarter of fiscal 2000 decreased $1.3 million or two percent from the first quarter of fiscal 2000, and decreased to 4.1 percent of sales in the second quarter of fiscal 2000 compared to 4.4 percent in the first quarter of fiscal 2000. General and administrative expenses in the second quarter of fiscal 2000 decreased $4.7 million or seven percent from the second quarter of fiscal 1999, and decreased to 4.1 percent of sales in the second quarter of fiscal 2000 compared to 4.2 percent in the second quarter of fiscal 1999. General and administrative expenses for the first six months of fiscal 2000 decreased by $2.8 million or two percent compared to the first six months of fiscal 1999. General and administrative expenses have remained fairly consistent because these costs are primarily workforce-related.

MERGER-RELATED CHARGES (CREDITS) AND OTHER. During the first six months of fiscal 2000, we recorded a net pre-tax credit of approximately $2.1 million related to reductions in the estimates for remaining charges associated with the sale of a facility in Chicago. During the first six months of fiscal 1999, we recorded a net pre-tax credit of approximately $9.6 million, associated with the U.S. Robotics merger and real estate activities.

BUSINESS REALIGNMENT COSTS. Business realignment costs in the second quarter of fiscal 2000 were $5.9 million, and represented incremental third party costs related to legal and accounting services, strategic business planning, information systems separation, development of compensation and benefits strategies, and recruiting of certain key Palm Computing management. Internal costs incurred to separate the operations of Palm Computing and 3Com have been excluded from business realignment costs.

GAINS ON SALES OF INVESTMENTS, NET
Gains on sales of investments, net in the second quarter of fiscal 2000 of $71.3 million reflected gains realized from sales of investments in equity securities, partially offset by write-offs of certain other investments. Gains on sales of investments in the first quarter of fiscal 2000 of $23.6 million reflected gains realized from sales of investments in equity securities.

INTEREST AND OTHER INCOME, NET
Interest and other income, net in the second quarter of fiscal 2000 increased $4.3 million compared to the first quarter of fiscal 2000. Interest and other income, net in the second quarter of fiscal 2000 increased $7.9 million compared to the same quarter a year ago. In the first six months of fiscal 2000, interest and other income, net increased $14.2 million compared to the first six months of fiscal 1999. The increases noted above were primarily due to higher interest income as a result of higher cash and investment balances, as well as improved foreign currency results.

INCOME TAX PROVISION
3Com's effective income tax rate was 29.1 percent for the first six months of fiscal 2000, compared to 31.0 percent for the first six months of fiscal 1999. The rate reduction compared to the same period a year ago is primarily attributable to increased offshore manufacturing in countries with tax rates significantly below the U.S. statutory rate.

EQUITY INTEREST IN LOSS OF CONSOLIDATED JOINT VENTURE
In January 1999, we entered into a joint venture named ADMTek, Inc. ("ADMTek"), and began consolidating the joint venture with our results, due to our ability to exercise significant influence over operating and financial policies of the joint venture. In September 1999, we sold a portion of our existing interest in ADMTek to our joint venture partner. As a result of this sale, our ownership interest was reduced to 19 percent and we no longer have the ability to exercise significant influence over the joint venture. During our second fiscal quarter, we began accounting for this investment using the cost method.

EQUITY INTEREST IN LOSS OF UNCONSOLIDATED INVESTEE
In August 1999, we invested $7.5 million in OmniSky Corporation ("OmniSky") (formerly OpenSky Corporation). As of November 26, 1999, we own a 41 percent interest in OmniSky. This investment is being reported using the equity method.

NET INCOME AND NET INCOME PER SHARE
Net income for the second quarter of fiscal 2000 was $177.3 million, or $0.51 per share, compared to net income of $137.5 million, or $0.38 per share for the first quarter of fiscal 2000 and net income of $132.9 million, or $0.36 per share, for the second quarter of fiscal 1999. Excluding the business realignment costs and net gains on sales of investments, net income was $130.9 million, or $0.37 per share for the second quarter of fiscal 2000. Excluding the merger-related credits and the gains on sales of investments, net income was $119.3 million, or $0.33 per share for the first quarter of fiscal 2000. Excluding the merger-related charge, net income was $133.4 million, or $0.36 per share for the second quarter of fiscal 1999.

Net income for the first six months of fiscal 2000 was $314.8 million, or $0.89 per share, compared to net income of $226.6 million, or $0.62 per share for the first six months of fiscal 1999. Excluding the merger-related credits, business realignment costs, and net gains on sales of investments, net income was $250.1 million, or $0.71 per share for the first six months of fiscal 2000. Excluding the net merger-related charges credits, net income was $220.1 million, or $0.60 per share for the first six months of fiscal 1999.

BUSINESS ENVIRONMENT AND RISK FACTORS

This report on Form 10-Q contains forward-looking statements, including statements concerning the growth of new markets within networking, the planned initial public offering and stock distribution of Palm Computing, effects of strategic relationships and investments, future sales of certain products and in certain markets (including NICs, analog modems, stackable hubs, LAN switching, remote access concentrators and wide area network (WAN) access), and our Year 2000 readiness and expectations of the impact of Year 2000 issues. These statements are subject to certain risks and uncertainties. Some of the factors that could cause future events or results to materially differ from those projected in the forward-looking statements are discussed below. The risk factors affecting Palm Computing as a separate company are described in detail in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 13, 1999.

TRANSITIONING OF SALES BASE TO HIGH-GROWTH MARKETS

We participate in many markets that are growing at varying rates. Historically, a significant portion of our sales has been derived from desktop NICs, analog modems, and stackable hubs, which have entered the mature phase of their product life cycles. Although several of these products have experienced recent sequential growth, sales of these products have been generally declining over the past year primarily due to price competition, increased reliance on the OEM channel and evolution to newer technologies. Consequently, we believe that sales derived from these products will decline as a percent of our total sales. Moderate growth markets in which we participate include LAN switching, remote access concentrators, and WAN access. We expect these markets will continue to grow and account for a significant portion of our sales. However, in the second quarter of fiscal 2000, sales in our network systems segment declined 12 percent sequentially and year-over-year, primarily due to lower than expected sales of LAN switches and hubs. If sales in this segment continue to decline, our consolidated financial results may be adversely affected. Finally, we are increasing our investments in several high-growth and emerging markets that are forecasted to grow at a significantly higher rate than the networking industry average. We expect these businesses to account for a higher percentage of our sales over time. In addition to handheld computing, we are focused on the following high-growth and emerging markets:

    -    Voice over the Internet Protocol (VoIP)
    -    LAN Telephony
    -    Broadband Access (primarily cable and DSL)
    -    Wireless Access
    -    Home Networking

The transition of our sales base to these new markets may cause disruption in historical relationships between our sales, research and development efforts, and manufacturing operations. We cannot be certain that these emerging markets will materialize in the timeframes that we expect, that we will introduce products for these markets in a timely manner, that the market will accept these products, or that we will successfully generate significant sales and profitability from these markets. In addition, sales from our mature product lines may decline more rapidly than sales grow in emerging product lines, and therefore, our results could be adversely impacted.

CONSOLIDATION IN OUR INDUSTRY

There have been many mergers and acquisitions in the networking industry in the past several years. More recently, there have also been mergers between telecommunications equipment providers and networking companies, as well as between networking companies and computer component suppliers. Examples during calendar 1999 include:

     - 3Com acquired Smartcode, NBX, Interactive Web Concepts, LANSource Technologies, and certain assets of ICS;
     - Lucent Technologies, a telecommunications company, acquired 14 companies, including networking equipment supplier Ascend Communications;
     - Cisco Systems, a networking equipment supplier, acquired 18 companies, including the data networking business of IBM Corporation;
     - Nortel Networks, a telecommunications company, acquired three companies and integrated the operations of previously acquired Bay Networks, a networking equipment supplier;
     - Alcatel, a telecommunications company, acquired four companies, including Xylan, a networking equipment supplier;
     - Siemens A.G., a telecommunications company, acquired three networking firms;
     - General Electric Company, a UK-based engineering firm, acquired Fore, a networking equipment supplier;
     - Intel Corporation, a computer component manufacturer, acquired eight companies with networking technology.

Future business combinations in the networking industry may result in more companies with greater resources and stronger competitive positions and products than 3Com. Continued industry consolidation may adversely affect our operating results or financial condition.

COMPETITION AND PRICING PRESSURE

We participate in a highly volatile industry characterized by vigorous competition for market share as well as rapid product and technology development and maturation. In addition, both 3Com and our competitors sometimes lower product prices in order to gain market share or create more demand for our products. For example, in the second quarter of fiscal 2000 we experienced pricing competition in our distribution channel, particularly for price-sensitive products sold through catalogs and certain workgroup systems products. Intense pricing competition in our industry may adversely affect our business, operating results, or financial condition.

Our competition historically has come from start-up companies, well-capitalized computer systems and communications companies, and other technology companies focusing on data networking. However, our industry is changing, resulting in new and other potential competitors who have greater financial, marketing, and technical resources than 3Com. For example, technology innovations are driving the convergence of voice, video, and data traffic onto a single network infrastructure, and we now compete with much larger telecommunications equipment companies such as Cisco Systems, Lucent Technologies, and Nortel Networks.

We are also selling products into new markets where we compete with different companies than in the past. This is especially true in our high-growth emerging markets. For example, our Palm handheld computing products compete in the handheld device, operating system software and Internet services markets. The markets for these products and services are highly competitive and we expect competition to increase in the future. Some of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. Our principal competitors include Casio, Compaq, Hewlett-Packard, Microsoft, Psion, Sharp and Palm platform licensees such as TRG and Handspring, which was formed by two of the original founders of Palm Computing. These competitors may be able to respond more rapidly than we may to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do. Our failure to compete successfully against current or future competitors could seriously harm our business, financial condition and results of operations.

BUSINESS REALIGNMENT

On September 13, 1999, we announced plans to create two distinct companies by separating the operations of our Palm Computing subsidiary and making it an independent company. Planning and implementing the separation of Palm Computing from 3Com has and will require the dedication of management resources, and we expect to incur certain incremental expenses in future periods related to the separation. Efforts required to separate the operations of Palm Computing may disrupt our ongoing business activities. These factors could have an adverse affect on our results of operations or financial condition. In addition, a significant portion of our operational and administrative infrastructure represents costs that are fixed. Accordingly, these costs may represent a greater percentage of sales after the separation and thus could adversely affect our results of operations.

It is anticipated that 3Com will provide transitional services to support the ongoing Palm Computing operations. These transitional services relate to information technology systems, supply chain management, human resources administration, product order administration, customer service, buildings and facilities, treasury management, and legal, finance, and accounting. If 3Com does not provide these services at an adequate level, we may be held liable for losses suffered as a result by Palm Computing. The transitional service agreements generally have terms of less than two years following the separation. After the expiration of these various arrangements, 3Com may not be able to effectively re-deploy the employees performing these services in a timely manner, and our financial results could be adversely affected.

On December 13, 1999, we filed a registration statement with the Securities and Exchange Commission for the IPO of the common stock of Palm Computing. Although the registration statement has been filed, it has not yet become effective. Palm Computing common stock may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. The risk factors affecting Palm Computing as a separate company are described in detail in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 13, 1999.

The Palm Computing IPO is expected to be completed in early calendar 2000, and will be for less than 20 percent of the Palm Computing shares. Approximately six months following the IPO, 3Com intends to distribute its remaining shares of Palm Computing (more than 80 percent) to 3Com shareholders, subject to receiving board approval and a favorable tax ruling, as well as market conditions. If 3Com does not receive a favorable tax ruling, it is unlikely that we will make the distribution in the expected time frame, if at all. If the distribution is delayed or is not completed at all, our stock price could be negatively impacted. After the IPO and before the final distribution of the remaining stock to 3Com shareholders, 3Com will own 80 percent or more of the common stock of Palm Computing. Thus, the market price of 3Com common stock could be subject to a period of volatility based on the value of Palm Computing's stock after it becomes publicly traded. Furthermore, after 3Com makes the final distribution of Palm Computing shares, 3Com's share price may experience a significant adjustment, as investors determine the stock price for our company as a separate company from Palm Computing.

MANAGEMENT OF STRATEGIC RELATIONSHIPS AND INVESTMENTS

In addition to mergers and acquisitions, technology companies are continually entering into strategic relationships. For example, during calendar 1999, 3Com or its Palm Computing subsidiary announced or expanded strategic relationships with several companies including the following:

    -    America Online
    -    Dell Computer
    -    Gateway
    -    Hewlett-Packard
    -    Hitachi
    -    IBM
    -    Microsoft Corporation
    -    Motorola
    -    Nokia
    -    Siemens A.G.
    -    Sony
    -    Sun Microsystems
    -    Unisys
    -    USWeb/CKS

The strategic relationships with America Online, Motorola, and Nokia include opportunities for these companies to make significant investments in the Palm Computing IPO. We believe all of the strategic relationships and investments will benefit 3Com and Palm Computing. However, our results of operations or financial condition could be adversely impacted if we experience difficulties managing relationships with our partners or if projects with partners are unsuccessful. In addition, if our competitors enter into successful strategic relationships, they could increase the competition that we face.

We have also made strategic investments in several other networking companies. Some of these investments have significantly appreciated in value since the companies became publicly traded. Our results of operations or financial condition could be adversely impacted if the market value of our investments declines.

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

We believe our indirect distribution channels are experiencing heightened competition from Internet-based suppliers and PC OEMs that distribute directly to end-user customers. Further, 3Com is building in-house capabilities to sell directly to end-user customers and distribution partners over the Internet (e-business). If this initiative is successful, it could cause conflict with our current indirect channels of distribution. If we are unsuccessful in selling through our e-business channel, we could lose market share to competitors who have more successfully developed these capabilities. These changes in the pattern of distribution of networking products could have a material adverse affect on our sales and financial results.

Our distributors and resellers maintain significant levels of our products in their inventories. As part of our efforts to optimize our supply chain, we are reducing the number of distributors through whom we sell our products. We work closely with distributors and resellers to monitor inventory levels and ensure that appropriate levels of products are available to end-users. If channel partners attempt to reduce their levels of inventory or if they do not maintain sufficient levels to meet customer demand, our sales could be negatively impacted.

PC-related networking products such as modems and NICs are increasingly being sold through the PC OEM channel rather than the distribution channel. We derive a significant portion of our personal connectivity product sales from PC OEMs such as Dell Computer, Toshiba, Gateway, Hewlett-Packard, and IBM, manufacturers that incorporate our NICs, analog modems, or chipsets into their products. While sales to PC OEMs are important, products sold through the PC OEM channel typically have a lower average selling price than those sold through other channels. Therefore, our sales and margins may be adversely impacted if sales to PC OEMs continue to become a larger percentage of our business. In addition, PC OEMs sometime elect to integrate NIC and modem functions onto the PC motherboard. Competitors such as large semiconductor companies who can integrate networking and other computer processing functions onto a single chip might offer PC OEMs a cheaper alternative to our solutions. If the integration of networking and computer processing functionality on a reduced number of components increases, our future sales growth and profitability could be adversely affected.

Moreover, significant portions of our sales are made to a few customers. In the second quarter of fiscal 2000, Ingram Micro Inc. represented approximately 19 percent of our total sales and Tech Data Corporation represented approximately 13 percent of our total sales. Ingram Micro Inc. and Tech Data Corporation are both distributors of our products. We cannot be certain that these customers will continue to purchase our products at current levels. We typically do not enter into contracts with our customers that require them to purchase minimum quantities of our products, and our customers have some rights to extend or delay the shipment of their orders. Additionally, consolidation among distributors is reducing the number of distributors in the North American market. Because our sales are becoming more concentrated among a smaller number of customers, our results of operations, financial condition, or market share could be adversely affected if our customers:

   - stopped purchasing our products or focused more on selling our competitors' products;
   -   reduced, delayed, or canceled their orders;
   - were unable to sell our products because we did not timely ship the products to them; or
   - experience competitive, operational, or financial difficulties resulting in less demand from them for our products or impairing our ability to collect payments from them.

3COM FINANCIAL MODEL

In managing our business, we periodically establish and revise a long-term financial model based on observed and anticipated trends in technology and the marketplace. The model, which includes ranges for gross margin, operating expenses, and operating income, is not intended to be a prediction of future financial results. Instead, our management uses it in making decisions about the allocation of resources and investments. The current model is as follows:

       Gross margin                      44.5  -  46.0%
       Operating expenses                28.0  -  29.5%
       Operating income                  15.0  -  18.0%

We intend to revisit and communicate an updated model as 3Com enters the next fiscal year, when the Palm Computing distribution is expected to be near completion.

UNCERTAINTIES OF INTERNATIONAL MARKETS

We operate internationally and expect that international markets will continue to account for a significant percentage of our sales. Some international markets are characterized by economic and political instability and currency fluctuations that can adversely affect our operating results or financial condition. Our results of operations in the past have been adversely impacted by economic instability in the Asia Pacific and Latin American regions.

ABILITY TO DEVELOP AND INTRODUCE NEW PRODUCTS

Products in the markets in which we compete have short life cycles. Therefore, 3Com's success depends on our ability to identify new market and product opportunities, to timely develop and introduce new products, and to gain market acceptance of new products, particularly in the emerging markets described above. For example, the timely introduction and delivery of a next generation multi-service access platform will be important for our long-term success in the Carrier/Network Service Provider market. Any delay in new product introductions or lower than anticipated demand for our new products could have an adverse affect on our operating results or financial condition, particularly in those product markets we have identified as emerging high-growth opportunities.

INDUSTRY STANDARDS AND REGULATIONS

3Com's success also depends on:

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

CUSTOMER ORDER FULFILLMENT

The timing and amount of our sales depend on a number of factors that make estimating operating results prior to the end of any period uncertain. For example, we do not typically maintain a significant backlog and sales are dependent on our ability to appropriately forecast product demand. In addition, our customers historically request fulfillment of orders in a short period of time, resulting in limited visibility to sales trends. As a result, our operating results depend on the volume and timing of orders and our ability to fulfill the orders in a timely manner. Historically, sales in the third month of the quarter have been higher than sales in each of the first two months of the quarter, particularly in the third fiscal quarter. Non-linear sales patterns make business planning difficult, and increase the risk that our quarterly results will fluctuate due to disruptions in functions such as manufacturing, order management, information systems, and shipping.

WARRANTIES AND INTERNATIONAL REQUIREMENTS

Because 3Com products are often covered by warranties, we may be subject to contractual and/or legal commitments to perform under such warranties. If our products fail to perform as warranted and we do not resolve product quality or performance issues in a timely manner, our operating results or financial condition could be adversely affected. Likewise, if we fail to meet commitments related to the installation of networks, we could be subject to claims for business disruption or consequential damages if a network implementation is not successfully or timely completed.

Our products are sold and marketed in many countries, and as such, our products must function in and meet the requirements of many different telecommunications environments and be compatible with various telecommunications systems and products. If our products fail to meet the requirements of international telecommunication environments, our sales could be negatively impacted.

SUPPLY CHAIN MANAGEMENT

Some key components of our products are currently available only from single or limited sources. Likewise, some services on which we rely are furnished from single or limited service providers. In addition, some of our suppliers are also competitors. While we generally have been able to obtain adequate supplies of components from existing sources, we cannot be certain that in the future our suppliers will be able to meet our demand for components in a timely and cost-effective manner. For example, within the electronics industry, we are experiencing a shortage in the availability of certain components. Our operating results, financial condition, or customer relationships could be adversely affected by these shortages. These adverse effects could result from an inability to fulfill customer demand or increased costs to acquire key components or services.

We are working to significantly reduce our supply chain cycle time, from ordering raw materials, to manufacturing products and delivering the products to customers. For example, in our continual effort to streamline supply chain operations, we sold our Salt Lake City, Utah manufacturing facility in November 1999 to Manufacturers' Services Ltd. ("MSL"). Palm handheld computing products and our mobile connectivity products are manufactured in this facility. MSL will now manufacture these products for 3Com. We have a limited operating history with MSL. The cost, quality, and availability of third-party manufacturing operations are essential to the successful production and sale of many of 3Com's products. The inability of any third party manufacturer to meet our cost, quality, and availability standards could adversely impact 3Com's financial condition or results of operations. Changes to our supply chain processes may cause us to experience temporary disruptions in our ability to ship products timely to our customers, and our financial condition or results of operations may be negatively impacted as a result.

COMMERCIAL COMMITMENTS

We sometimes enter into minimum quantity or other non-cancelable commitments. If sales volumes fluctuate significantly, our obligation to meet commitments could adversely affect our results of operations or financial condition.

INTELLECTUAL PROPERTY RIGHTS

Many of 3Com's competitors, such as telecommunications and computer equipment manufacturers, have large intellectual property portfolios, including patents that may cover technologies that are relevant to our business. In addition, many smaller companies, universities, and individual inventors have obtained or applied for patents in areas of technology that may relate to our business. The industry is moving towards aggressive assertion, licensing, and litigation of patents and other intellectual property rights.

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

Tentative conclusions of the FASB will prohibit the use of pooling-of-interests and will establish new accounting standards and financial presentation for intangible assets resulting from business combinations. The FASB expects to issue a final standard by the end of calendar year 2000. Changes to the current accounting rules for business combinations and intangible assets will not preclude mergers or acquisitions but may increase the earnings dilution associated with future transactions. In addition, if pooling-of-interests accounting is no longer available, we may use cash more often than our common stock to pay for acquisitions of other companies.

FLUCTUATIONS IN QUARTERLY RESULTS

3Com's quarterly operating results are difficult to predict and may fluctuate significantly. A wide variety of factors can cause these fluctuations, including:

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

In recent years, as the consumer mix of our business has grown, our third fiscal quarter has been a seasonally weaker period characterized by sequentially lower sales. We expect this pattern to continue in fiscal 2000. In the past few years, our financial results in the third quarter of our fiscal year have been disappointing. These factors, and accompanying fluctuations in periodic operating results, could have a significant adverse impact on the market price of our common stock.

COMPETITION FOR KEY PERSONNEL

Our success depends to a significant extent upon a number of key employees and management. Recently, we have experienced an increased rate of employee turnover compared to historical levels. The loss of the services of key employees could adversely affect our product introduction schedules, customer relationships, operating results, or financial condition. Recruiting and retaining skilled personnel, including engineers, is highly competitive. There has been a dramatic increase of technology start-up companies recruiting for the same talent that 3Com requires. If we cannot successfully recruit and retain skilled personnel, our ability to compete may be adversely affected. In addition, we must carefully balance the growth of our employees commensurate with our anticipated sales growth. If our sales growth or attrition levels vary significantly, our results of operations or financial condition could be adversely affected. Further, 3Com's common stock price has been, and may continue to be, extremely volatile. When the 3Com common stock price is less than the exercise price of stock options granted to employees, turnover is likely to increase, which could adversely affect our results of operations or financial condition.

YEAR 2000 READINESS DISCLOSURE

As is true for most companies, 3Com faces a risk from the Year 2000 issue. We intend for some of our disclosures and announcements concerning our products and Year 2000 programs, including those in this report on Form 10-Q, to constitute "Year 2000 Readiness Disclosures" as defined in the Year 2000 Information and Readiness Disclosure Act.

While not all Year 2000-date related disruption scenarios have been experienced, and there is a possibility of disruptions in the future, through the date of this report, the Company has experienced no material disruption or other significant problems. We are continuing to evaluate and mitigate our exposure in areas where appropriate. Based on currently available information, management continues to believe that Year 2000-related disruptions or other problems, if any, will not have a significant adverse impact on our operational results or financial condition. However, we cannot be certain that Year 2000 issues will not have a material adverse impact on us, since our evaluation process is not yet complete and it is early in the year 2000.

STATE OF READINESS AND RISKS. 3Com has identified four key exposure areas within 3Com with respect to the Year 2000 issue, namely: key transaction processing applications, equipment and facilities, 3Com products, and key suppliers. As of the date of this report, the following impacts to 3Com of the Year 2000 date rollover have been observed:

KEY TRANSACTION-PROCESSING APPLICATIONS. Key transaction processing applications include those used to run 3Com's business, such as finance, manufacturing, order processing and distribution. No errors were reported immediately after or since the Year 2000 date rollover. Applications will continue to be monitored for the next several weeks and over the Leap Year date to confirm continued correct date processing. If we identify significant new non-compliance issues or encounter unexpected difficulties in areas previously considered to be Year 2000 ready, our ability to conduct our business or record transactions could be disrupted, which could adversely affect our results of operations or financial condition.

EQUIPMENT AND FACILITIES. To date, we have not experienced any Year 2000-related failures in critical equipment or facilities. If we encounter any unexpected difficulties in areas previously considered being Year 2000 ready, our production, design, and shipping capabilities could be disrupted, which could adversely affect our results of operations or financial condition.

PRODUCTS. To date, we are not aware of any Year 2000-related date processing errors regarding supported 3Com products. If any of our products do not operate properly in the Year 2000, we could have increased warranty costs, customer satisfaction issues, litigation or other material costs and liabilities, which could adversely affect our results of operations or financial condition.

KEY SUPPLIERS. To date, there have been no Year 2000-related failures in the receipt of key raw materials, components, products, or services. If key suppliers fail to adequately address the Year 2000 issue for the products or services they provide to 3Com, critical materials, products and services may not be delivered in a timely manner, which could adversely affect our results of operations or financial condition.

MOST REASONABLY LIKELY WORST-CASE SCENARIO. We believe that our most reasonably likely worst-case Year 2000 scenario would relate to problems with the systems and services of third parties rather than with 3Com's internal systems or products. 3Com cannot identify all possible disruption scenarios. Contingency plans for critical business operations are in place. These plans will continue to be validated and modified as needed, and as we learn about disruptions, if any, caused by the Year 2000 date rollover.

COSTS TO ADDRESS YEAR 2000 ISSUES. Through November 26, 1999, we have spent $10.6 million on the program. Although we have incurred additional costs, primarily for increased staffing in our customer service organization to address potential Year 2000 issues and premium pay and bonuses for employees working during the Year 2000 date rollover period, we believe that the majority of our Year 2000 costs have already been incurred.

We had previously estimated an additional $6 million to $15 million for contingencies related to Year 2000 issues. While it is still early in the year 2000, preliminary indications are that actual costs for these contingencies will be much lower. We have not included in the total cost estimate any costs associated with potential Year 2000 litigation exposure since these costs are not estimable. We have adequate funds to pay for the expected costs of Year 2000 programs. To date, we have not deferred any significant internal information technology projects due to our Year 2000 efforts.

SALES IMPACT. Year 2000 readiness has been an issue for virtually all businesses whose computer systems and applications may require significant hardware and software upgrades or modifications. Companies owning and operating such systems may have devoted a substantial portion of their information systems' spending to fund such upgrades and modifications and divert spending away from networking solutions. In addition, some companies have deferred spending on networking solutions while they tested and ensured the stability of their current network configurations. Such changes in customers' spending patterns could adversely affect our sales, operating results, or financial condition, particularly in our third fiscal quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents and short-term investments at November 26, 1999 were $2.0 billion, an increase of $349.9 million or 21 percent compared to the balance of $1.7 billion at May 28, 1999.

For the six months ended November 26, 1999, net cash generated from operating activities was $826.5 million. Accounts receivable at November 26, 1999 decreased $195.2 million from May 28, 1999 to $730.4 million. Days sales outstanding in receivables decreased to 45 days at November 26, 1999, compared to 59 days at May 28, 1999 primarily due to a lower percentage of sales in the last month of the November quarter compared to the last month of the May quarter. Inventory levels at November 26, 1999 decreased $32.8 million from May 28, 1999 to $321.5 million. Annualized inventory turnover was 9.4 turns for the quarter ended November 26, 1999, compared to 8.2 turns for the quarter ended May 28, 1999.

As part of our 3Com Ventures initiative, we selectively make strategic investments in the equity securities of privately held companies. For those securities which have become publicly-traded, we have marked the cost basis to market. During the six months ended November 26, 1999, 3Com's investments in the equity securities of privately-held and publicly-traded companies increased by $755.8 million, primarily due to market value appreciation of our investments in publicly-traded companies.

During the six months ended November 26, 1999, 3Com made $93.2 million in capital expenditures. Major capital expenditures included upgrades and expansion of our facilities and purchases and upgrades of software and computer equipment. As of November 26, 1999, we had approximately $39.9 million in capital expenditure commitments outstanding primarily associated with the expansion of our facilities and purchases and upgrades of software and computer equipment. In addition, we have commitments related to operating lease arrangements in the U.S., under which we have an option to purchase the properties for an aggregate of $322.2 million, or arrange for the sale of the properties to a third party. If the properties are sold to a third party at less than the option price, 3Com retains an obligation for the shortfall, subject to certain provisions of the lease.

During the first six months of fiscal 2000, the board of directors authorized the repurchase of an additional 25 million shares of 3Com's common stock. The share authorization will be used for purchases of our common stock made in the open market from time to time or the sale of put options on our common stock. During the first six months of fiscal 2000, we repurchased 20.5 million shares of our common stock at a total purchase price of $540.7 million. During the second quarter of fiscal 2000 we initiated a program of selling put options on our common stock. Each put option entitles the holder to sell one share of our common stock to us at a specified price. During the second quarter of fiscal 2000, we realized proceeds of $4.9 million from the sale of put options covering 1.7 million shares of our common stock. The put options have an average exercise price of $29.14 per share and expire in January 2000. For purposes of determining the number of authorized shares remaining for repurchase, the sale of one put option is counted as the repurchase of one share. As of November 26, 1999, the remaining number of shares authorized for repurchase was 8.0 million shares.

During the six months ended November 26, 1999, we received net cash of $50.5 million from the sale of our common stock to employees through our employee stock purchase and option plans.

3Com had a $100 million revolving bank credit agreement, which expired December 20, 1999 and was not replaced or renewed.

During the six months ended November 26, 1999, we repaid $12 million of borrowings under the 7.52% Unsecured Senior Notes agreement. As of November 26, 1999, $24 million of this debt remained outstanding, of which $12 million is classified as current.

During the first six months of fiscal 2000, we recorded a tax benefit on stock option transactions of $21.3 million. During the same six month period one year ago, we recorded a tax benefit on stock option transactions totaling $19.1 million.

Based on current plans and business conditions, we believe that our existing cash and equivalents, short-term investments, and cash generated from operations will be sufficient to satisfy anticipated cash requirements for at least the next twelve months.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that entities capitalize certain costs related to internal-use software if certain criteria are met. 3Com adopted SOP 98-1 for our fiscal year ending June 2, 2000. The adoption of SOP 98-1 did not have a significant impact on our financial results for the quarter ended November 26, 1999.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

3Com holds a substantial portfolio of marketable-equity traded securities that have a short trading history and are highly subject to market price volatility. Equity security price fluctuations of plus or minus 15 percent would have a $127.8 million impact on the value of these securities as of the end of the second quarter of fiscal 2000. Equity security price fluctuations of plus or minus 50 percent would have a $426.1 million impact on the value of these securities as of the end of the second quarter of fiscal 2000.

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

On February 10, 1998, a securities class action, captioned EUREDJIAN V. 3COM CORPORATION, ET AL., Civil Action No. C-98-00508CRB (EUREDJIAN), was filed against 3Com and several of its present and former officers and directors in United States District Court for the Northern District of California asserting the same class period and factual allegations as the HIRSCH and KRAVITZ actions. The complaint alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages. The plaintiffs have filed an amended complaint. 3Com has filed an answer to the amended complaint. The trial is scheduled for October 2000.

In December 1997, a securities class action, captioned REIVER V. 3COM CORPORATION, ET AL., Civil Action No. C-97-21083JW (REIVER), was filed in the United States District Court for the Northern District of California. Several similar actions have been consolidated into this action, including FLORIDA STATE BOARD OF ADMINISTRATION AND TEACHERS RETIREMENT SYSTEM OF LOUISIANA V. 3COM CORPORATION, ET AL., Civil Action No. C-98-1355. On August 17, 1998, the plaintiffs filed a consolidated amended complaint which alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and which seeks unspecified damages on behalf of a purported class of purchasers of 3Com common stock during the period from April 23, 1997 through November 5, 1997. In July 1999, the court dismissed the complaint and granted the plaintiffs the right to file an amended complaint. Plaintiffs have filed an amended complaint, and defendants have filed a motion to dismiss.

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

In October 1998, two shareholder derivative actions purportedly on behalf of 3Com, captioned SHAEV V. BARKSDALE, ET AL., Civil Action No. 16721-NC, and BLUM
V. BARKSDALE, ET AL., Civil Action No. 16733-NC, were filed in Delaware Chancery Court. The complaints allege that 3Com's directors breached their fiduciary duties to 3Com through the issuance of and disclosures concerning director stock options. 3Com is named solely as a nominal defendant, against whom the plaintiffs seek no recovery. 3Com and the individual defendants filed a motion to dismiss, and on October 25, 1999, the Court issued an order dismissing these actions.

On May 11, 1999, a securities class action, captioned GAYLINN V. 3COM CORPORATION, ET AL., Civil Action No. C-99-2185 MMC (GAYLINN), was filed against 3Com and several of its present and former officers and directors in United States District Court for the Northern District of California. Several similar actions have been consolidated into the GAYLINN action. On September 10, 1999, the plaintiffs filed a consolidated complaint which alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class of purchasers of 3Com common stock during the period from September 22, 1998 through March 2, 1999. 3Com has filed a motion to dismiss.

INTELLECTUAL PROPERTY LITIGATION
On April 28, 1997, Xerox Corporation filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the United States District Court for the Western District of New York. The case is now captioned: Xerox Corporation v. U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc. and 3Com Corporation, Civil Action No. 97-CV-6182T. The complaint alleges willful infringement of a Xerox United States patent relating to computerized interpretation of handwriting. The complaint seeks unspecified damages and injunctive relief. Xerox has asserted that Graffiti-Registered Trademark- software and certain products of Palm Computing, Inc. infringe the patent. On June 25, 1999, the Court stayed the action pending reexamination of the patent by the U.S. Patent and Trademark Office. On December 15, 1999, we received a Notice of Intent to Issue Reexamination Certificate from the United States Patent and Trademark Office stating that the reexamination has been terminated and that a certificate will be issued in due course. The notice stated that the certificate will indicate that there will be no changes to the patent specification or drawings and that all claims of the patent will be confirmed without any changes. On December 16, 1999, both we and Xerox separately wrote the court requesting that the stay of the action be lifted. The parties are awaiting the scheduling of a status conference with the court.

COMMERCIAL LITIGATION
On November 4, 1999, a lawsuit was filed against 3Com by Disney Interactive, Inc. ("DI") in the Superior Court of the State of California, Los Angeles County, Case No. BC219663, alleging breach of a purported contract for the bundling of DI video products with 3Com modems. The complaint asserts that DI is seeking damages in excess of $15 million. The case is in discovery. No trial date has yet been set.


ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      The Annual Meeting of Shareholders was held on September 23,
                  1999.

         (b) Each of the persons named in the Proxy Statement as a nominee for director was elected and the proposals listed below were approved. The following are the voting results of the proposals:


         PROPOSAL I                                     FOR                WITHHELD          BROKER NON-VOTES
         Election of Directors:

         Casey G. Cowell                            308,896,702            6,574,318                 0
         David W. Dorman                            309,124,492            6,346,528                 0
         Jean-Louis Gassee                          309,123,028            6,347,992                 0
         Paul G. Yovovich                           309,086,251            6,384,769                 0
         William F. Zuendt                          309,159,762            6,311,258                 0


         PROPOSAL II                                FOR            AGAINST           ABSTAIN     BROKER NON-VOTES
         To ratify the appointment of Deloitte
         & Touche LLP as the Company's
         independent public accountants for
         the fiscal year ending June 2, 2000:    311,318,844       2,730,899         1,421,277            0

ITEM 5.       OTHER INFORMATION

     None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K


              (a) Exhibits

                 Exhibit
                 Number           Description
                 -------          -----------
         3.1      Certificate of Incorporation (11)
         3.2      Certificate of Correction Filed to Correct a Certain Error in
                  the Certificate of Incorporation (11)
         3.3      Certificate of Merger (11)
         3.4      Corrected Certificate of Merger (14)
         3.5      Bylaws of 3Com Corporation, As Amended (12)
         4.1      Amended and Restated Rights Agreement dated December 31, 1994
                  (Exhibit 10.27 to Form 10-Q) (4)
         4.2      Amended and Restated Senior Notes Agreement between U.S.
                  Robotics Corporation, Metropolitan Life Insurance Company, The
                  Northwestern Mutual Life Insurance Company, and Metropolitan
                  Property and Casualty Insurance Company (5)
         4.3      Amendment to amended and restated note agreements between 3Com
                  Corporation, Metropolitan Life Insurance Company, The
                  Northwestern Mutual Life Insurance Company, and Metropolitan
                  Property and Casualty Insurance Company (13)
         4.4      Second amendment to amended and restated note agreements
                  between 3Com Corporation, Metropolitan Life Insurance Company,
                  The Northwestern Mutual Life Insurance Company, and
                  Metropolitan Property and Casualty Insurance Company (14)
         10.1     1983 Stock Option Plan, as amended (14)*
         10.2     Amended and Restated Incentive Stock Option Plan (2)*




         10.3     License Agreement dated March 19, 1981 (1)
         10.4     Second Amended and Restated 1984 Employee Stock Purchase Plan
                  (Exhibit 10.5 to Form 10-Q) (6)*
         10.5     3Com Corporation Director Stock Option Plan, as amended
                  (Exhibit 19.3 to Form 10-Q) (3)*
         10.6     Amended 3Com Corporation Director Stock Option Plan (Exhibit
                  10.8 to Form 10-Q) (6)*
         10.7     3Com Corporation Restricted Stock Plan, as amended (Exhibit
                  10.17 to Form 10-Q) (6)*
         10.8     1994 Stock Option Plan, as amended (14)*
         10.9     Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of November 20,
                  1996 (Exhibit 10.37 to Form 10-Q) (8)
         10.10    Purchase Agreement between BNP Leasing Corporation, and 3Com
                  Corporation, effective as of November 20, 1996 (Exhibit 10.38 to Form 10-Q) (8)
         10.11    Agreement and Plan of Reorganization among 3Com Corporation,
                  OnStream Acquisition Corporation and OnStream Networks, Inc.
                  dated as of October 5, 1996 (Exhibit 2.1 to Form S-4) (7)
         10.12    Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of February 3,
                  1997 for the Combined Great America Headquarters site (Exhibit
                  10.19 to Form 10-Q) (10)
         10.13    Purchase Agreement between BNP Leasing Corporation, and 3Com
                  Corporation, effective as of February 3, 1997 for the Combined
                  Great America Headquarters site (Exhibit 10.20 to Form 10-Q)
                  (10)
         10.14    Credit Agreement dated as of December 20, 1996 among 3Com
                  Corporation, Bank of America National Trust and Savings
                  Association, as Agent, and the Other Financial Institutions
                  Party Hereto Arranged by BA Securities, Inc. (Exhibit 10.21 to
                  Form 10-Q) (10)
         10.15    Amended and Restated Agreement and Plan of Merger by and among
                  3Com Corporation, TR Acquisitions Corporation, 3Com (Delaware)
                  Corporation, and U.S. Robotics Corporation, dated as of
                  February 26, 1997 and amended as of March 14, 1997 (9)
         10.16    Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of July 25, 1997 for the Great America Phase III (PAL) site (11)
         10.17    Purchase Agreement between BNP Leasing Corporation and 3Com
                  Corporation, effective as of July 25, 1997 for the Great
                  America Phase III (PAL) site (11)
         10.18    Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of July 29, 1997 for the Marlborough site (11)
         10.19    Purchase agreement between BNP Leasing Corporation and 3Com
                  Corporation, effective as of July 29, 1997 for the Marlborough site (11)
         10.20    Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of August 11,
                  1997 for the Rolling Meadows site (11)
         10.21    Purchase Agreement between BNP Leasing Corporation, and 3Com
                  Corporation, effective as of August 11, 1997 for the Rolling
                  Meadows site (11)
         10.22    First Amendment to Credit Agreement (11)
         27.1     Financial Data Schedule
-------------------------------------------------------------------------------
         *        Indicates a management contract or compensatory plan.

                  (1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement on Form S-1 filed on January 25, 1984 (File No. 2-89045)
                  (2) Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form S-4 filed on August 31, 1987 (File No. 33-16850)
                  (3) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 10, 1992 (File No. 0-12867)
                  (4) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 13, 1995 (File No. 0-12867)
                  (5) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on May 16, 1995 (File No. 0-19550)
                  (6) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 15, 1996 (File No. 0-12867)
                  (7) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Registration Statement on Form S-4 filed on October 11, 1996 (File No. 333-13993)
                  (8) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 13, 1997 (File No. 0-12867)
                  (9) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Registration Statement on Form S-4 filed on March 17, 1997 (File No. 333-23465)
                  (10) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on April 11, 1997 (File No. 0-12867)
                  (11) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on October 14, 1997 (File No. 0-12867)
                  (12) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 11, 1999 (File No. 0-12867)
                  (13) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 17, 1999 (File No. 0-12867)
                  (14) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on October 8, 1999 (File No. 0-12867)


         (b)      Reports on Form 8-K

                      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        3Com Corporation
                                           (Registrant)


Dated:    January 10, 2000        By:   /s/ Christopher B. Paisley
      ----------------------         -----------------------------------------
                                        Christopher B. Paisley
                                        Senior Vice President, Finance and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)