Form 10-Q
period 2000-02-25
3COM CORP
filed 2000-04-04
CIK 738076

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


FOR THE QUARTERLY PERIOD ENDED FEBRUARY 25, 2000     COMMISSION FILE NO. 0-12867

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

                       YES  XX    NO
                          ------     ------

AS OF MARCH 24, 2000, 350,832,588 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

THIS REPORT CONTAINS A TOTAL OF 36 PAGES OF WHICH THIS PAGE IS NUMBER 1.

--------------------------------------------------------------------------------
================================================================================

                                3COM CORPORATION

                                TABLE OF CONTENTS



                                                                                                                 PAGE
                                                                                                                 ----
PART I.       FINANCIAL INFORMATION

ITEM 1.       Financial Statements

                  Condensed Consolidated Income Statements
                  THREE AND NINE MONTHS ENDED FEBRUARY 25, 2000 AND FEBRUARY 26, 1999                             3

                  Condensed Consolidated Balance Sheets
                  FEBRUARY 25, 2000 AND MAY 28, 1999                                                              4

                  Condensed Consolidated Statements of Cash Flows
                  NINE MONTHS ENDED FEBRUARY 25, 2000 AND FEBRUARY 26, 1999                                       5

                  Notes to Condensed Consolidated Financial Statements                                            6

ITEM 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                                13

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk                                         30



PART II. OTHER INFORMATION

ITEM 1.       Legal Proceedings                                                                                  31

ITEM 2.       Changes in Securities and Use of Proceeds                                                          32

ITEM 3.       Defaults Upon Senior Securities                                                                    32

ITEM 4.       Submission of Matters to a Vote of Security Holders                                                32

ITEM 5.       Other Information                                                                                  32

ITEM 6.       Exhibits and Reports on Form 8-K                                                                   32


Signatures                                                                                                       36

3Com, AirConnect, NBX, NETBuilder, U.S. Robotics, and CoreBuilder are registered trademarks of 3Com Corporation or its subsidiaries. PathBuilder is a trademark of 3Com Corporation or its subsidiaries. Graffiti is a registered trademark of Palm, Inc. Palm is a trademark of Palm, Inc.

PART I.   FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                                3COM CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                   Three Months Ended                      Nine Months Ended
                                           --------------------------------        ---------------------------------
                                           February 25,        February 26,        February 25,        February 26,
                                               2000                1999                2000                1999
                                           -------------       ------------        ------------        -------------
Sales                                         $1,415,257          $1,410,529          $4,277,663          $4,356,577

Cost of sales                                    781,481             775,430           2,309,425           2,425,516
                                           -------------       -------------       -------------       -------------

Gross margin                                     633,776             635,099           1,968,238           1,931,061
                                           -------------       -------------       -------------       -------------

Operating expenses:
   Sales and marketing                           281,088             293,889             852,610             865,167
   Research and development                      172,989             160,525             497,942             464,302
   General and administrative                     66,089              69,157             187,247             193,151
   Purchased in-process technology                 2,896               7,115               2,896               7,115
   Merger-related credits, net                      -                 (7,315)             (2,105)            (12,695)
   Net gains on land and facilities              (25,483)               -                (25,483)             (4,200)
   Business realignment costs                     10,216                -                 16,100               -
                                           -------------       -------------       -------------       -------------
         Total operating expenses                507,795             523,371           1,529,207           1,512,840
                                           -------------       -------------       -------------       -------------

Operating income                                 125,981             111,728             439,031             418,221
Gains on investments, net                        654,922                -                749,795               -
Interest and other income, net                    27,237              18,100              63,357              40,019
                                           -------------       -------------       -------------       -------------

Income before income taxes                       808,140             129,828           1,252,183             458,240
Income tax provision                             299,198              40,247             428,507             142,055
Equity interest in loss of
   consolidated joint venture                     -                     (156)             (1,028)               (156)
Equity interest in loss of
   unconsolidated investee                         2,628                -                  3,574               -
                                           -------------       -------------       -------------       -------------

Net income                                 $     506,314       $      89,737       $     821,130       $     316,341
                                           =============       =============       =============       =============

Net income per share:
     Basic                                 $        1.46       $        0.25       $        2.36       $       0.88
     Diluted                               $        1.40       $        0.24       $        2.31       $       0.86

Shares used in computing per share amounts:
     Basic                                       345,706             361,766             347,279             359,534
     Diluted                                     360,600             374,699             355,764             369,777

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                3COM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                                                            February 25,                 May 28,
                                                                                2000                      1999
                                                                           -------------            --------------
                                                                            (Unaudited)
ASSETS
Current assets:
   Cash and equivalents                                                    $   1,812,503            $      952,249
   Short-term investments                                                      1,166,026                   709,365
   Accounts receivable, net                                                      707,917                   925,598
   Inventories, net                                                              314,455                   354,272
   Deferred income taxes                                                          24,065                   312,011
   Investments and other                                                         786,994                   166,357
                                                                           -------------            --------------
      Total current assets                                                     4,811,960                 3,419,852

Property and equipment, net                                                      731,228                   831,557
Goodwill, intangibles, deposits and other assets                                 270,148                   243,980
                                                                           -------------            --------------

      Total assets                                                            $5,813,336                $4,495,389
                                                                              ==========                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                        $     545,294            $      336,503
   Accrued liabilities and other                                                 775,861                   674,375
   Income taxes payable                                                          359,441                   173,116
   Current portion of long-term debt                                              14,254                    14,568
                                                                           -------------            --------------
      Total current liabilities                                                1,694,850                 1,198,562

Long-term debt                                                                    17,252                    30,405
Deferred income taxes and other long-term obligations                             49,418                    64,492
Equity interest in consolidated joint venture                                        -                       5,475

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000 shares
      authorized; none outstanding                                                   -                       -
   Common stock, $.01 par value, 990,000 shares
      authorized; shares outstanding:  February 25, 2000,
      365,825; May 28, 1999, 365,805                                           2,047,094                 1,954,204
   Treasury stock at cost, February 25, 2000, 16,971
      shares; May 28, 1999, 8,190 shares                                        (430,507)                 (197,064)
   Unamortized restricted stock grants                                            (4,776)                   (5,303)
   Retained earnings                                                           2,145,293                 1,403,709
   Accumulated other comprehensive income                                        294,712                    40,909
                                                                           -------------            --------------
      Total stockholders' equity                                               4,051,816                 3,196,455
                                                                           -------------            --------------

      Total liabilities and stockholders' equity                              $5,813,336                $4,495,389
                                                                              ==========                ==========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                3COM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                -------------------------------------
                                                                                February 25,            February 26,
                                                                                    2000                    1999
                                                                                -------------           -------------
Cash flows from operating activities:
     Net income                                                                 $     821,130            $    316,341
     Adjustments to reconcile net income to net
           cash provided by operating activities:
       Depreciation and amortization                                                  228,148                 201,359
       Loss on disposal and impairment of fixed assets                                 41,981                   9,555
       Gains on investments, net                                                     (749,795)                 -
       Deferred income taxes                                                          112,131                  62,155
       Purchased in-process technology                                                  2,896                   7,115
       Merger-related credits                                                          (2,105)                (12,695)
       Equity in loss of consolidated joint venture                                    (1,028)                   (156)
       Equity in loss of unconsolidated investee                                        3,574                  -
       Changes in assets and liabilities, net of effects of acquisitions:
           Accounts receivable                                                        216,192                (128,483)
           Inventories                                                                 34,342                 231,846
           Investments and other assets                                              (137,639)                 30,040
           Accounts payable                                                           209,876                  30,192
           Accrued liabilities and other                                              102,745                   7,258
           Income taxes payable                                                       277,035                  71,534
                                                                                -------------           -------------

Net cash provided by operating activities                                           1,159,483                 826,061
                                                                                -------------           -------------

Cash flows from investing activities:
     Purchase of investments                                                         (818,000)               (419,336)
     Proceeds from maturities and sales of investments                                998,171                 216,422
     Purchase of property and equipment                                              (231,892)               (200,297)
     Proceeds from sale of property and equipment                                      91,790                  29,347
     Businesses acquired in purchase transactions,
         net of cash acquired                                                         (19,025)                (39,213)
     Other, net                                                                          (300)                (16,594)
                                                                                -------------           -------------

Net cash provided by (used in) investing activities                                    20,744                (429,671)
                                                                                -------------           -------------

Cash flows from financing activities:
     Issuance of common stock                                                         229,654                 189,923
     Repurchase of common stock                                                      (540,780)               (130,398)
     Repayments of long-term borrowings                                               (12,000)                (12,000)
     Net proceeds from issuance of debt                                                 2,499                   7,723
     Other, net                                                                           654                     901
                                                                                -------------           -------------

Net cash (used in) provided by financing activities                                  (319,973)                 56,149
                                                                                --------------          -------------

Increase in cash and equivalents                                                      860,254                 452,539
Cash and equivalents, beginning of period                                             952,249                 528,981
                                                                                -------------           -------------

Cash and equivalents, end of period                                             $   1,812,503           $     981,520
                                                                                =============           =============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                3COM CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       Basis of Presentation

         The unaudited condensed consolidated financial statements have been prepared by 3Com Corporation ("3Com," "us," "we," or "our"), pursuant to the rules of the Securities and Exchange Commission. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of 3Com's financial position as of February 25, 2000, results of operations for the three and nine months ended February 25, 2000 and February 26, 1999, and cash flows for the nine months ended February 25, 2000 and February 26, 1999. Certain amounts from the prior year have been reclassified to conform to the current year presentation.

         Effective June 1, 1998, 3Com adopted a 52-53 week fiscal year ending on the Friday nearest to May 31. Accordingly, fiscal 2000 will end on June 2, 2000, resulting in a 53-week fiscal 2000, rather than 52 weeks as reported in fiscal 1999. For fiscal year 2000, the first three quarters will contain 13 weeks, and the fourth quarter will contain 14 weeks. The results of operations for the three and nine months ended February 25, 2000 may not be indicative of the results to be expected for the fiscal year ending June 2, 2000. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in 3Com's Annual Report on Form 10-K for the fiscal year ended May 28, 1999.

2.       Merger Related Credits, Net

         On June 12, 1997, 3Com completed a merger with U.S. Robotics, which was accounted for as a pooling-of-interests. As a result of this merger, 3Com recorded aggregate merger-related charges of $240.1 million through February 25, 2000, which included $196.3 million of integration expenses and $43.8 million of direct transaction costs (consisting primarily of investment banking and other professional fees). Remaining cash expenditures relating to the U.S. Robotics merger charge are estimated to be approximately $0.1 million, primarily for facilities. The following table displays the remaining merger reserve balances (in thousands):

                                                            February 25,       May 28,
                                                                2000            1999
                                                            -----------      -----------
         Merger reserve balance:
             Facilities                                     $       195      $    13,935
             Long-term assets and other                             509            1,338
                                                            -----------      -----------
         Total merger reserve balance                       $       704      $    15,273
                                                            ===========      ===========

3.       Business Realignment Costs

         On September 13, 1999, we announced plans to create two independent companies by separating the operations of our Palm, Inc. ("Palm") subsidiary and making it an independent company. On March 20, 2000, 3Com announced a significant strategic business realignment. As we execute the separation of Palm from 3Com and our strategic business realignment, we are incurring certain incremental costs, primarily for legal and accounting services, strategic business planning, information systems separation, development of compensation and benefits strategies, and recruitment of certain key Palm management. Direct costs of the Palm initial public offering, such as the underwriters' commissions and legal and accounting fees, have been deducted from the proceeds of the offering. The strategic business realignment will result in certain incremental charges, associated primarily with discontinued products, facilities, and severance.

4.       Business Combinations

         During the third quarter of fiscal 2000, 3Com completed the following purchase transactions:

         We acquired LANSource Technologies, Inc., a leading vendor of data- and fax-over-Internet Protocol (IP) software applications. We purchased developed and in-process software and a license agreement with IBM Corporation for approximately $15.6 million in cash. Approximately $2.9 million of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use, and was charged to our results of operations in the third quarter of fiscal 2000.

         We acquired Interactive Web Concepts, Inc. ("IWC"), a consulting company for web application development services. We acquired all of the assets and assumed certain liabilities of IWC for approximately $3.4 million in cash.

5.       Net Gains on Land and Facilities

         On November 27, 1999, we sold our manufacturing facility and related assets in Salt Lake City, Utah to Manufacturers' Services, Ltd. ("MSL") for approximately $85 million. 3Com entered into a two-year supply agreement with MSL and will provide computer support services to the purchaser for one year. Additionally, the purchaser hired the employees of the facility. We recognized a gain from the proceeds of this sale offset by the net book value of assets sold and costs of services to be provided by 3Com.

         In addition, in our third fiscal quarter, we decided to sell our remaining facility in Salt Lake City, Utah. Under Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," we wrote down the net book value of this second building by approximately $4 million to fair value based on third party appraisals. The net gain on the combined sale of the manufacturing facility, along with the impairment charge for the second building, totaled $25.5 million.

6.       Comprehensive Income

         The components of comprehensive income, net of tax, are as follows (in thousands):

                                                                 Three Months Ended                  Nine Months Ended
                                                            ----------------------------       -----------------------------
                                                            February 25,     February 26,      February 25,     February 26,
                                                                2000              1999             2000              1999
                                                            -----------      -----------       -----------      ------------
         Net income                                         $   506,314      $    89,737       $   821,130      $   316,341

         Other comprehensive income:
             Change in net unrealized gain on investments      (202,894)          (2,656)          250,982           (1,773)
             Change in accumulated translation adjustments        3,021              923             2,821           (1,370)
                                                            -----------      -----------       -----------      ------------
         Total comprehensive income                         $   306,441      $    88,004       $ 1,074,933      $   313,198
                                                            ===========      ===========       ===========      ===========

7.       Net Income Per Share

         The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

                                                                 Three Months Ended                  Nine Months Ended
                                                            ----------------------------       ----------------------------
                                                            February 25,     February 26,      February 25,     February 26,
                                                                2000             1999             2000              1999
                                                            -----------      -----------       -----------      -----------

         Net income                                         $   506,314      $    89,737       $   821,130      $   316,341
                                                            ===========      ===========       ===========      ===========

         Weighted average shares-Basic                          345,706          361,766           347,279          359,534
         Effect of dilutive securities:
             Employee stock options                              14,564           12,732             8,204           10,041
             Restricted stock                                       330              201               281              202
                                                            -----------      -----------       -----------      -----------
         Weighted average shares-Diluted                        360,600          374,699           355,764          369,777
                                                            ===========      ===========       ===========      ===========

         Net income per share-Basic                         $      1.46      $      0.25       $      2.36      $      0.88
         Net income per share-Diluted                       $      1.40      $      0.24       $      2.31      $      0.86

8.       Inventories

         Inventories, net, consist of (in thousands):

                                                            February 25,         May 28,
                                                                2000              1999
                                                            -----------      -----------
         Finished goods                                     $   185,911      $   237,515
         Work-in-process                                         37,536           49,452
         Raw materials                                           91,008           67,305
                                                            -----------      -----------

         Total Inventory                                    $   314,455      $   354,272
                                                            ===========      ===========

9.       Commitments and Contingencies

         3Com purchases product components from a vendor with which 3Com has agreed to certain minimum purchase goals until the end of calendar year 2003. In the event that 3Com fails to meet the calendar year purchase goals, the incremental payment from 3Com to the vendor is calculated as 10 percent of the shortfall, up to the following maximum amounts: $5 million for 2000, $8 million for 2001, $11.5 million for 2002, and $16 million for 2003.

10.      Stock Repurchase and Put Option Programs

         The board of directors has authorized us to repurchase certain amounts of our common stock in the open market from time to time. As of February 25, 2000, the remaining number of shares authorized for repurchase was 9.7 million shares. During the second quarter of fiscal 2000 we initiated a program of selling put options on our common stock and realized proceeds of $4.9 million from the sale of put options covering 1.7 million shares of our common stock. The put options expired in January 2000 and none of the options were exercised.

11.      Equity Interest in Consolidated Joint Venture

         In January 1999, we entered into a joint venture named ADMTek Inc. ("ADMTek"), and began consolidating the joint venture with our results, due to our ability at that time to exercise significant influence over operating and financial policies of the joint venture. We entered into this joint venture to gain access to specific silicon design technology and expertise. In September 1999, we sold a portion of our existing interest in ADMTek to our joint venture partner. As a result of this sale, our ownership interest was reduced to 19 percent and we no longer have the ability to exercise significant influence over the joint venture. During our second fiscal quarter of 2000, we began accounting for this investment using the cost method.

12.      Equity Interest in Unconsolidated Investee

         In August 1999, we invested $7.5 million in OmniSky Corporation ("OmniSky"). OmniSky provides a wireless data service that allows mobile users to access the Internet, corporate intranets, and other data sources. As of February 25, 2000, we owned a 35 percent equity interest in OmniSky. This investment is being accounted for using the equity method.

13.      Business Segment Information

         The following tables display information on our reportable segments (in thousands):

                                                                 Three Months Ended                  Nine Months Ended
                                                            ----------------------------       ----------------------------
                                                            February 25,     February 26,      February 25,     February 26,
                                                                2000             1999             2000              1999
                                                            -----------      -----------       -----------      -----------
         Sales
             Network Systems                                $   591,018      $   638,062       $ 1,858,416      $ 1,931,287
             Personal Connectivity                              551,947          646,577         1,711,842        2,036,321
             Handheld Computing                                 272,292          125,890           707,405          388,969
                                                            -----------      -----------       -----------      -----------

             Total Sales                                    $ 1,415,257      $ 1,410,529       $4,277,663       $ 4,356,577
                                                            ===========      ===========       ===========      ===========

         Segment Income
             Network Systems                                $    22,774      $    21,703       $   101,235      $   100,026
             Personal Connectivity                               93,585           79,516           315,359          312,052
             Handheld Computing                                  30,448           11,974            76,977           30,571
             Corporate and Other (1)                            359,507          (23,456)          327,559         (126,308)
                                                            -----------      ------------      -----------      ------------

             Total Segment Income                           $   506,314      $    89,737       $   821,130      $   316,341
                                                            ===========      ===========       ===========      ===========


                                                            February 25,         May 28,
                                                                2000              1999
                                                            -----------      ------------
         Inventory
             Network Systems                                $   142,075      $   172,577
             Personal Connectivity                              142,606          162,924
             Handheld Computing                                  29,774           18,771
                                                            -----------      -----------

             Total Inventory                                $   314,455      $   354,272
                                                            ===========      ===========

(1)           Included in the corporate and other category are the following:
              employee bonuses based on 3Com's results; unallocated corporate expenses; purchased in-process technology; merger-related credits, net; net gains on land and facilities; business realignment costs; gains on investments, net; interest and other income, net; income tax provision; equity interest in loss of consolidated joint venture; and equity interest in loss of unconsolidated investee.

14.      Litigation

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

         SECURITIES LITIGATION
         On March 24 and May 5, 1997, securities class action lawsuits, captioned HIRSCH V. 3COM CORPORATION, ET AL., Civil Action No. CV764977 (HIRSCH), and KRAVITZ V. 3COM CORPORATION, ET AL., Civil Action No. CV765962 (KRAVITZ), respectively, were filed against 3Com and certain of its officers and directors in the California Superior Court, Santa Clara County. The complaints allege violations of Sections 25400 and 25500 of the California Corporations Code and seek unspecified damages on behalf of a class of purchasers of 3Com common stock during the period from September 24, 1996 through February 10, 1997. These cases have been stayed by the Court, pending resolution of the trial in the EUREDJIAN V. 3COM CORPORATION matter, discussed below.

         On February 10, 1998, a securities class action, captioned EUREDJIAN V. 3COM CORPORATION, ET AL., Civil Action No. C-98-00508CRB (EUREDJIAN), was filed against 3Com and several of its present and former officers and directors in United States District Court for the Northern District of California asserting the same class period and factual allegations as the HIRSCH and KRAVITZ actions. The complaint alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages. The action is currently in discovery. Trial is scheduled for October 2000.

         In December 1997, a securities class action, captioned REIVER V. 3COM CORPORATION, ET AL., Civil Action No. C-97-21083JW (REIVER), was filed in the United States District Court for the Northern District of California. Several similar actions have been consolidated into this action, including FLORIDA STATE BOARD OF ADMINISTRATION AND TEACHERS RETIREMENT SYSTEM OF LOUISIANA V. 3COM CORPORATION, ET AL., Civil Action No. C-98-1355. On August 17, 1998, the plaintiffs filed a consolidated amended complaint which alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and which seeks unspecified damages on behalf of a purported class of purchasers of 3Com common stock during the period from April 23, 1997 through November 5, 1997. In July 1999, the court dismissed the complaint and granted the plaintiffs the right to file an amended complaint. Plaintiffs filed an amended complaint, which 3Com has answered. No trial date has been scheduled.

         In October 1998, a securities class action lawsuit, captioned ADLER V. 3COM CORPORATION, ET AL., Civil Action No. CV777368 (ADLER), was filed against 3Com and certain of its officers and directors in the California Superior Court, Santa Clara County, asserting the same class period and factual allegations as the REIVER action. The complaint alleges violations of Sections 25400 and 25500 of the California Corporations Code and seeks unspecified damages. The action is in discovery. No trial date has been scheduled.

         On May 11, 1999, a securities class action, captioned GAYLINN V. 3COM CORPORATION, ET AL., Civil Action No. C-99-2185 MMC (GAYLINN), was filed against 3Com and several of its present and former officers and directors in United States District Court for the Northern District of California. Several similar actions have been consolidated into the GAYLINN action. On September 10, 1999, the plaintiffs filed a consolidated complaint which alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class of purchasers of 3Com common stock during the period from September 22, 1998 through March 2, 1999. On January 27, 2000, the Court dismissed the complaint. In February 2000, plaintiffs filed an amended complaint. 3Com has filed a motion to dismiss the amended complaint.

         INTELLECTUAL PROPERTY LITIGATION
         On April 28, 1997, Xerox Corporation filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the United States District Court for the Western District of New York. The case is now captioned: Xerox Corporation v. U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm, Inc. and 3Com Corporation, Civil Action No. 97-CV-6182T. The complaint alleges willful infringement of a Xerox United States patent relating to computerized interpretation of handwriting. The complaint seeks unspecified damages and injunctive relief. Xerox has asserted that Graffiti-Registered Trademark- software and certain products of Palm, Inc. infringe the patent. The period for discovery in the case has now closed. On January 18, 2000, the Court ordered that the parties file all briefs relating to motions for summary judgment by April 28, 2000. No trial date has been set.

         COMMERCIAL LITIGATION
         On November 4, 1999, a lawsuit was filed against 3Com by Disney Interactive, Inc. ("DI") in the Superior Court of the State of California, Los Angeles County, Case No. BC219663, alleging breach of a purported contract for the bundling of DI products with 3Com-Registered Trademark- modems. This case has been settled on terms which were not material to our business, results of operations, or financial condition. This case was dismissed with prejudice on March 20, 2000.

15.      Effects of Recent Accounting Pronouncements

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that entities capitalize certain costs related to internal-use software if certain criteria are met. 3Com adopted SOP 98-1 for our fiscal year ending June 2, 2000. The adoption of SOP 98-1 did not have a significant impact on our financial results for the nine months ended February 25, 2000.

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

16.      Subsequent Events

         On March 20, 2000, we announced plans to realign our strategic focus on high-growth markets, technologies, and products. As a result, we are exiting the following businesses: our large enterprise Local Area Network (LAN) Core and Wide Area Network (WAN) Core businesses and our desktop analog modem and Personal Computer (PC) Card modem businesses. We are structuring our operations around two distinct business models: commercial and consumer networks, and carrier networks. Our commercial and consumer network business will concentrate on network solutions for small and medium size locations. The carrier network business will focus on the network service provider market, concentrating on carrier-class access infrastructures and IP services platforms.

         In support of our new strategy, we also announced a number of investments in new technologies and relationships with other companies. In our fourth quarter of fiscal 2000, we acquired Call Technologies, Inc. for an aggregate purchase price of approximately $90 million in cash. Call Technologies, Inc. is a Virginia-based software leader in the field of Unified Messaging Systems (UMS) and carrier-class Operational Support Systems (OSS) management. Excluding a charge for in-process technology in our fourth fiscal quarter, the acquisition is not expected to have a material impact on our fiscal 2000 results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGE IN STRATEGIC FOCUS

On March 20, 2000, we announced plans to realign our strategic focus on high-growth markets, technologies and products. We are structuring our operations around two distinct business models: commercial and consumer networks, and carrier networks.

The commercial and consumer network business will use a highly leveraged, web-enabled business model and will strive to deliver the benefits of radical simplicity to millions of customers. This business model is appropriate for our commercial and consumer network business, which will concentrate on network solutions for small and medium size locations.

The carrier network business will use a targeted, direct business model and will strive to create high-value service delivery solutions for our carrier and network service provider customers. This business model is appropriate for our carrier network business, which will focus on carrier-class access infrastructures and Internet Protocol (IP) services platforms for the network service provider market.

In support of our new strategy, we also announced a number of investments in new technologies and relationships with other companies.

CARRIER NETWORKS

We announced the acquisition of Call Technologies, a Virginia-based software leader in the field of Unified Messaging Systems (UMS) and carrier-class Operational Support Systems (OSS) management. Unified messaging gives people access to any message--voice, fax, or email--across any network while utilizing any client device. The OSS product set from Call Technologies provides carriers with advanced capabilities to deliver end-to-end services across the network. The transaction, which closed early in our fourth fiscal quarter, was valued at approximately $90 million and was accounted for as a purchase. Excluding a charge for in-process technology in our fourth fiscal quarter, the acquisition is not expected to have a material impact on our fiscal 2000 results.

We also announced an expansion of our strategic partnership with Copper Mountain Networks ("Copper Mountain"), which will now include Copper Mountain's Digital Subscriber Line Access Multiplexer (DSLAM) product. This adds Digital Subscriber Line (DSL) as a key access infrastructure to complement our existing access options over dial-up, cable, and wireless infrastructures.

We made a minority investment in Atrica, a directed start-up in the field of fiber-based Metropolitan Area Networking (MANs). We expect MANs to become another important access infrastructure which will provide the framework for the provisioning, management, and delivery of IP-based services.

COMMERCIAL AND CONSUMER NETWORKS

We announced three network appliance alliances. We will be integrating Inktomi's web-caching technology, SonicWALL's firewall technology, and F5 Networks' Layer 4 through Layer 7 switching technology with our network solutions. These capabilities enrich our commercial network solutions by making them more secure and more application-ready.

We also announced two voice-technology strategic partnerships, one with Apropos Technology and the other with Symbol Technologies, that will help us develop IP-based call center and multimedia customer interaction centers layered upon our NBX-Registered Trademark- Local Area Network (LAN) telephony solutions.

We announced a $20 million investment and a strategic relationship with CAIS Internet ("CAIS"), the leading service provider in the hospitality market. Hotel rooms and other such community spaces are examples of small-to-medium size locations which are rapidly ramping-up their networking capabilities for Internet, voice, and video service delivery. CAIS is making purchase commitments to 3Com for network infrastructure equipment used to create these vertical solutions for hospitality environments.

BUSINESS TRANSITIONS

Finally, we are exiting businesses that are no longer strategic to our future and transitioning certain of these businesses to third parties as described below.

We will exit our desktop analog modem and Personal Computer (PC) Card modem businesses through a sale to a new venture formed with Accton Technology and NatSteel Electronics ("NEL"). 3Com expects to own a minority interest of less than 20 percent of this new venture. The new venture will research, design, market and sell Internet access products, including the U.S. Robotics-Registered Trademark- branded analog modems. In addition, 3Com plans to sell its manufacturing facility in Mt. Prospect, Illinois to NEL. NEL will retain approximately 1,200 employees affiliated with the Mt. Prospect manufacturing facility.

We will exit our large enterprise Local Area Network (LAN) Core business by transferring employees and customer relationships to Extreme Networks. We will discontinue the CoreBuilder-Registered Trademark- product line with last customer shipments scheduled for June 30, 2000. Services for discontinued products will continue for the life of the contracts.

We will exit our large enterprise Wide Area Network (WAN) Core business by transferring certain assets and employees to Motorola. We will discontinue the PathBuilder-TM- and NETBuilder-Registered Trademark- product lines with last customer shipments scheduled for June 30, 2000. Services for discontinued products will continue for the life of the contracts.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in 3Com's condensed consolidated income statements:

                                                         Three Months Ended                       Nine Months Ended
                                                    -----------------------------          ------------------------------
                                                    February 25,     February 26,          February 25,      February 26,
                                                        2000             1999                  2000              1999
                                                    ------------     ------------          ------------      ------------
Sales                                                  100.0   %        100.0    %            100.0    %        100.0   %
Cost of sales                                           55.2             55.0                  54.0              55.7
                                                     -------           ------                ------           -------
Gross margin                                            44.8             45.0                  46.0              44.3
Operating expenses:
     Sales and marketing                                19.9             20.8                  19.9              19.8
     Research and development                           12.2             11.4                  11.6              10.7
     General and administrative                          4.7              4.9                   4.4               4.4
     Purchased in-process technology                     0.2              0.5                   0.1               0.2
     Merger-related (credits), net                       -               (0.5)                 (0.1)             (0.3)
     Net (gains) on land and facilities                 (1.8)             -                    (0.6)             (0.1)
     Business realignment costs                          0.7              -                     0.4               -
                                                     -------           ------                ------           -------
         Total operating expenses                       35.9             37.1                  35.7              34.7
                                                     -------           ------                ------           -------
Operating income                                         8.9              7.9                  10.3               9.6
Gains on investments, net                               46.3              -                    17.5               -
Interest and other income, net                           1.9              1.3                   1.5               0.9
                                                     -------           ------                ------           -------
Income before income taxes                              57.1              9.2                  29.3              10.5
Income tax provision                                    21.1              2.8                  10.0               3.2
Equity interest in loss of
     consolidated joint venture                          -                -                     -                 -
Equity interest in loss of
     unconsolidated investee                             0.2              -                     0.1               -
                                                     -------           ------                ------           -------
Net income                                              35.8   %          6.4    %             19.2    %          7.3   %
                                                     =======           ======                ======           =======

Proforma:
     Operating expenses                                 36.8   %         37.1    %             35.9    %         34.9   %
     Operating income                                    8.0              7.9                  10.1               9.4
     Net income                                          6.9              6.4                   8.1               7.1

Proforma results exclude the following, net of taxes: purchased in-process technology, merger-related credits, net, net gains on land and facilities, business realignment costs, and gains on investments, net.

SALES
Sales in the third quarter of fiscal 2000 totaled $1.4 billion, a decrease of $60 million or four percent from the second quarter of fiscal 2000, and flat compared to the same quarter one year ago. Sales in the first nine months of fiscal 2000 and fiscal 1999 totaled $4.3 billion and $4.4 billion, respectively.

NETWORK SYSTEMS. Sales of network systems products (e.g., switches, hubs, remote access concentrators, routers, and customer service and support) in the third quarter of fiscal 2000 decreased seven percent compared to the same quarter one year ago and remained flat compared to the second quarter of fiscal 2000. Compared to the same quarter a year ago, sales declined primarily due to increased price competition and some loss of market share, particularly in LAN workgroup hubs and switches, partially offset by strong sales of our Carrier products. Sequentially, sales remained flat primarily due to lower sales to large enterprises, offset by strong sales of our Carrier products. Sales of network systems products in the third quarter of fiscal 2000 represented 42 percent of total sales compared to 45 percent in the third quarter of fiscal 1999. Sales of network systems products in the first nine months of fiscal 2000 decreased four percent from the first nine months of fiscal 1999. Sales of network systems products in the first nine months of fiscal 2000 represented 43 percent of total sales, compared to 44 percent in the first nine months of fiscal 1999.

PERSONAL CONNECTIVITY. Sales of personal connectivity products (e.g., desktop network interface cards (NICs), desktop modems, and PC Cards for mobile computers) in the third quarter of fiscal 2000 decreased 15 percent compared to the same quarter one year ago and 11 percent sequentially from the second quarter of fiscal 2000. The decrease compared to the third quarter of fiscal 1999 was primarily due to price declines in both analog modems and network interface cards, partially offset by revenue contributions from our targeted high-growth product lines including broadband cable and DSL and home networking, as well as an increase in the sales of our 100 megabits-per-second (Mbps) Ethernet products. The decrease compared to the second quarter of fiscal 2000 was primarily due to the seasonal nature of our personal connectivity business, partially offset by revenue contributions from our targeted high-growth product lines including broadband cable and DSL and home networking. Sales of personal connectivity products in the third quarter of fiscal 2000 represented 39 percent of total sales compared to 46 percent in the third quarter of fiscal 1999. Sales of personal connectivity products in the first nine months of fiscal 2000 decreased 16 percent from the first nine months of fiscal 1999. Sales of personal connectivity products in the first nine months of fiscal 2000 represented 40 percent of total sales, compared to 47 percent in the first nine months of fiscal 1999.

HANDHELD COMPUTING. Sales of handheld computing products in the third quarter of fiscal 2000 increased four percent sequentially and 116 percent compared to the same quarter one year ago. Sales of handheld computing products in the third quarter of fiscal 2000 represented 19 percent of total sales compared to nine percent in the third quarter of fiscal 1999. Sales of handheld computing products in the first nine months of fiscal 2000 increased 82 percent from the first nine months of fiscal 1999. Sales of handheld computing products in the first nine months of fiscal 2000 represented 17 percent of total sales, compared to nine percent in the first nine months of fiscal 1999.

GEOGRAPHIC. In the third quarter of fiscal 2000, U.S. sales increased five percent and international sales decreased four percent compared to the same period one year ago. The year-over-year decrease in international sales was primarily due to weaker sales in Europe, partially offset by stronger sales in the Asia Pacific and Latin American regions. U.S. sales in the third quarter of fiscal 2000 represented 50 percent of total sales, compared to 48 percent of total sales in the third quarter of fiscal 1999. In the first nine months of fiscal 2000, U.S. sales decreased four percent and international sales increased one percent compared to the same period one year ago. For the nine months ended February 25, 2000, international sales reflected strong growth in the Asia Pacific region and Canada, offset by lower sales in Europe. U.S. sales in the first nine months of fiscal 2000 represented 52 percent of total sales, compared to 53 percent of total sales in the first nine months of fiscal 1999.

GROSS MARGIN
Gross margin as a percentage of sales was 44.8 percent in the third quarter of fiscal 2000, compared to 46.5 percent in the second quarter of fiscal 2000 and
45.0 percent in the third quarter of fiscal 1999. Gross margin as a percentage of sales was 46.0 percent in the first nine months of fiscal 2000, compared to
44.3 percent in the first nine months of fiscal 1999. The increase in gross margin percentage for the first nine months of fiscal 2000, compared to the same period a year ago, was due primarily to improvements in our inventory management, which resulted in reduced manufacturing period costs. The gross margin percentage decrease from the prior quarter was due to relatively higher shipments of products with lower gross margins as well as higher costs for certain product components, caused by high demand for these components on the global market.

OPERATING EXPENSES
Operating expenses in the third quarter of fiscal 2000 were $507.8 million, or
35.9 percent of sales, compared to $526.6 million, or 35.7 percent of sales in the second quarter of fiscal 2000 and $523.4 million, or 37.1 percent of sales in the third quarter of fiscal 1999. Operating expenses in the third quarter of fiscal 2000 included net gains on land and facilities of $25.5 million, business realignment costs of $10.2 million, and purchased in-process technology of $2.9 million. Operating expenses in the second quarter of fiscal 2000 included business realignment costs of $5.9 million. Operating expenses in the third quarter of fiscal 1999 included net merger-related credits of $7.3 million and purchased in-process technology of $7.1 million. Excluding these unusual items, operating expenses for the third quarter of fiscal 2000 were $520.2 million, or
36.8 percent of sales, compared to $520.7 million, or 35.3 percent of sales in the second quarter of fiscal 2000 and $523.6 million, or 37.1 percent of sales in the third quarter of fiscal 1999.

Operating expenses in the first nine months of fiscal 2000 and fiscal 1999 were both $1.5 billion, corresponding to 35.7 percent of sales in the first nine months of fiscal 2000 and 34.7 percent of sales in the first nine months of fiscal 1999. Operating expenses in the first nine months of fiscal 2000 included net gains on land and facilities of $25.5 million, business realignment costs of $16.1 million, purchased in-process technology of $2.9 million, and net merger-related credits of $2.1 million. Operating expenses in the first nine months of fiscal 1999 included net merger-related credits of $12.7 million, purchased in-process technology of $7.1 million, and a $4.2 million gain on the sale of land. Excluding these unusual items, operating expenses for the first nine months of fiscal 2000 and fiscal 1999 were both $1.5 billion, corresponding to 35.9 percent of sales in the first nine months of fiscal 2000 and 34.9 percent of sales in the first nine months of fiscal 1999.

SALES AND MARKETING. Sales and marketing expenses in the third quarter of fiscal 2000 decreased $17.6 million or six percent from the second quarter of fiscal 2000, and decreased to 19.9 percent of sales in the third quarter of fiscal 2000 compared to 20.2 percent in the second quarter of fiscal 2000. The sequential decrease was due primarily to lower seasonal spending on our marketing campaigns such as television advertising for our e-Networks solutions and Palm-TM-handheld computing products. Sales and marketing expenses in the third quarter of fiscal 2000 decreased $12.8 million or four percent from the third quarter of fiscal 1999, and decreased to 19.9 percent of sales in the third quarter of fiscal 2000 compared to 20.8 percent in the third quarter of fiscal 1999. The year-over-year decrease was primarily due to reduced marketing expenditures on our analog modem products, partially offset by higher spending to promote our e-Networks solutions and Palm-TM- handheld computing products. Sales and marketing expenses for the first nine months of fiscal 2000 decreased $12.6 million or one percent compared to the first nine months of fiscal 1999.

RESEARCH AND DEVELOPMENT. Research and development expenses in the third quarter of fiscal 2000 increased $10.9 million or seven percent from the second quarter of fiscal 2000, and increased to 12.2 percent of sales in the third quarter of fiscal 2000 compared to 11.0 percent in the second quarter of fiscal 2000. Research and development expenses in the third quarter of fiscal 2000 increased $12.5 million or eight percent from the third quarter of fiscal 1999, and increased to 12.2 percent of sales in the third quarter of fiscal 2000 compared to 11.4 percent in the third quarter of fiscal 1999. These increases were primarily due to increased investments in new and emerging technologies and markets including handheld computing, broadband access (cable and DSL), LAN telephony, multi-services access products, wireless LANs and WANs, and home networking, partially offset by decreased spending related to mature product lines such as analog modems. Research and development expenses for the first nine months of fiscal 2000 increased by $33.6 million or seven percent compared to the first nine months of fiscal 1999.

GENERAL AND ADMINISTRATIVE. General and administrative expenses in the third quarter of fiscal 2000 increased $6.2 million or 10 percent from the second quarter of fiscal 2000, and increased to 4.7 percent of sales compared to 4.1 percent in the second quarter of fiscal 2000. General and administrative expenses in the third quarter of fiscal 2000 decreased $3.1 million or four percent from the third quarter of fiscal 1999, and decreased to 4.7 percent of sales in the third quarter of fiscal 2000 compared to 4.9 percent in the third quarter of fiscal 1999. General and administrative expenses for the first nine months of fiscal 2000 decreased by $5.9 million or three percent compared to the first nine months of fiscal 1999. The year-over-year decreases in general and administrative expenses for the three and nine months ended February 25, 2000 were primarily due to lower bad debt expenses, which resulted from an increased rate of collection of past-due accounts.

PURCHASED IN-PROCESS TECHNOLOGY. During the third quarter of fiscal 2000, 3Com acquired LANSource Technologies, Inc., a leading vendor of data- and fax-over-IP software applications. In connection with this acquisition, 3Com recorded a charge for purchased in-process technology of approximately $2.9 million. During the third quarter of fiscal 1999, 3Com recorded a charge for purchased in-process technology of approximately $7.1 million associated with the acquisitions of Smartcode Technologie and certain assets of ICS Networking, Inc.

MERGER-RELATED CREDITS, NET. During the first nine months of fiscal 2000, we recorded a net pre-tax credit of approximately $2.1 million related to reductions in the estimates for remaining charges associated with the sale of a facility in Chicago. During the first nine months of fiscal 1999, we recorded a net pre-tax credit of approximately $12.7 million, associated with the U.S. Robotics merger.

NET GAINS ON LAND AND FACILITIES. During the third quarter of fiscal 2000 we sold our manufacturing facility and related assets in Salt Lake City, Utah to Manufacturers' Services, Ltd., and recognized the impairment of our remaining Salt Lake City facility held for sale, which resulted in a combined net gain of $25.5 million. During the first nine months of fiscal 1999, 3Com recorded a $4.2 million gain on the sale of land.

BUSINESS REALIGNMENT COSTS. Business realignment costs in the first nine months of fiscal 2000 were $16.1 million, and represented incremental costs related to legal and accounting services, strategic business planning, information systems separation, development of compensation and benefits strategies, and recruitment of certain key Palm, Inc. ("Palm") management.

GAINS ON INVESTMENTS, NET
Gains on investments, net in the third quarter of fiscal 2000 of $654.9 million was composed of $606.8 million of gains realized from sales of investments in equity securities and $48.1 million of gains from investments in limited partnership venture capital funds. For the first nine months of fiscal 2000, gains on investments were $749.8 million.

INTEREST AND OTHER INCOME, NET
Interest and other income, net in the third quarter of fiscal 2000 increased $7.0 million compared to the second quarter of fiscal 2000. Interest and other income, net in the third quarter of fiscal 2000 increased $9.1 million compared to the same quarter a year ago. In the first nine months of fiscal 2000, interest and other income, net increased $23.3 million compared to the first nine months of fiscal 1999. The increases noted above were primarily due to higher interest income as a result of higher cash and investment balances.

INCOME TAX PROVISION
3Com's effective income tax rate was 34.2 percent for the first nine months of fiscal 2000, compared to 31.0 percent for the first nine months of fiscal 1999. The rate increase compared to the same period a year ago was primarily attributable to our gains on investments in our third fiscal quarter, which were taxed at our marginal tax rate in the U.S. of 38.9 percent. The increase in the effective tax rate was moderated by rate decreases attributable to increased offshore manufacturing in countries with tax rates significantly below the U.S. statutory rate.

EQUITY INTEREST IN LOSS OF CONSOLIDATED JOINT VENTURE
In January 1999, we entered into a joint venture named ADMTek Inc. ("ADMTek"), and began consolidating the joint venture with our results, due to our ability to exercise significant influence over operating and financial policies of the joint venture. In September 1999, we sold a portion of our existing interest in ADMTek to our joint venture partner. As a result of this sale, our ownership interest was reduced to 19 percent and we no longer have the ability to exercise significant influence over the joint venture. During our second fiscal quarter, we began accounting for this investment using the cost method.

EQUITY INTEREST IN LOSS OF UNCONSOLIDATED INVESTEE
In August 1999, we invested $7.5 million in OmniSky Corporation ("OmniSky"). As of February 25, 2000, we own a 35 percent equity interest in OmniSky. This investment is being reported using the equity method.

NET INCOME AND NET INCOME PER SHARE
Net income for the third quarter of fiscal 2000 was $506.3 million, or $1.40 per share, compared to net income of $177.3 million, or $0.51 per share for the second quarter of fiscal 2000 and net income of $89.7 million, or $0.24 per share, for the third quarter of fiscal 1999. Excluding the net gains on land and facilities, business realignment costs, purchased in-process technology, and net gains on investments, net income was $97.4 million, or $0.27 per share for the third quarter of fiscal 2000. Excluding the business realignment costs and net gains on investments, net income was $130.9 million, or $0.37 per share for the second quarter of fiscal 2000. Excluding the net merger-related credits and the purchased in-process technology, net income was $89.6 million, or $0.24 per share for the third quarter of fiscal 1999.

Net income for the first nine months of fiscal 2000 was $821.1 million, or $2.31 per share, compared to net income of $316.3 million, or $0.86 per share for the first nine months of fiscal 1999. Excluding the net gains on land and facilities, business realignment costs, purchased in-process technology, net merger-related credits, and net gains on investments, net income was $347.5 million, or $0.98 per share for the first nine months of fiscal 2000. Excluding the net merger-related credits and purchased in-process technology, net income was $309.7 million, or $0.84 per share for the first nine months of fiscal 1999.

BUSINESS ENVIRONMENT AND RISK FACTORS

This report on Form 10-Q contains forward-looking statements, including statements concerning our change in strategic focus, related new business alliances, partnerships and ventures, the exiting of certain businesses (analog and PC card modems, LAN Core, and WAN Core), future sales of high-growth emerging product lines, future sales of LAN workgroup switching and remote access products, and the distribution of Palm shares to 3Com shareholders. These statements are subject to certain risks and uncertainties. Some of the factors that could cause future events or results to materially differ from those projected in the forward-looking statements are discussed below. The risk factors affecting the company's Palm subsidiary are described in detail in the Registration Statement on Form S-1 filed by Palm, Inc. with the Securities and Exchange Commission on December 13, 1999, as amended.

FOCUS ON NEW STRATEGY

On March 20, 2000, we announced plans to realign our strategic focus on high-growth markets, technologies and products (see related discussion of our new strategy beginning on page 13). Internal and external changes resulting from these plans may disrupt our customers, partners, distributors, and employees and create a period of uncertainty. There are many risks related to our realignment, including the following:

     - Execution risk: Our new strategy involves substantial changes including discontinuing product lines, investing in new technologies, partnering with other companies, and reducing our employee headcount. Many factors may impact our ability to implement this strategy, including the ability to finalize agreements with other companies, the ability to manage the implementation internally, and the ability to sustain the productivity of our workforce.
     - Employee retention/recruiting: As a result of involuntary headcount reductions and other changes in corporate direction required by our new focus, employees may experience increased disruptions in the work environment and morale may decline. In addition, the rate of voluntary attrition may increase due to our business realignment. The ability to recruit employees, both to replace attrition and to grow our emerging businesses, may be a significant challenge due to uncertainty caused by our business realignment and due to the increasingly competitive marketplace for needed skills.
     - Loss of customers: Our end-customers and partners may select other vendors as a result of our new strategy.
     - Channel reaction to 3Com changes: Our relationships with our channel partners could be impaired by one or more of the activities surrounding our new strategy, adversely impacting the level of business through our traditional channels of distribution.
     - Product returns in discontinued products: Some customers and distributors may attempt to return products already purchased by them or they may cancel orders recently placed with us.
     - Adverse impact on sales of ongoing products due to discontinued products: We are reducing our direct, large account selling resources in the large enterprise market and discontinuing certain products to reflect our new strategy. As a result, sales of our ongoing products may also decline, as some of these products were sold into large enterprise accounts along with the products we are discontinuing.
     - Concentration on fewer products: By discontinuing product lines, our NIC, LAN workgroup, and carrier access products will comprise the majority of our sales. As a result, any adverse events in these three businesses will have a more pronounced impact on 3Com as a whole.

3Com's future growth aspirations depend upon the rapid growth of new business segments, and our ability to establish a leadership position in those segments. We are increasing our investments in several high-growth emerging product lines in markets that are forecasted to grow at a significantly higher rate than the networking industry average. We expect these businesses to account for a higher percentage of our sales over time. We are focused on the following high-growth and emerging product lines:

     -   Multi-services Access to Carrier Networks
     -   LAN Telephony
     -   Broadband Access (primarily cable and DSL)
     -   Wireless Access
     -   Home Networking

If these markets do not grow at a significant rate or if we do not increase our sales in these product lines, our financial results would be adversely affected.

Sales of traditional NICs and hubs have been generally declining over the past year. Consequently, we believe that sales derived from these products will continue to decline as a percentage of our total sales. If sales of these products decline more rapidly than expected, it would have a materially adverse effect on our sales. Moderate growth markets in which we participate include LAN workgroup switching and remote access. However, in our third fiscal quarter, sales of workgroup switches declined from previous periods. We expect these markets will resume growth and account for a significant portion of our sales, but if sales in these product segments continue to decline, our consolidated financial results may be adversely affected.

As a result of the changes that we announced on March 20, 2000, we expect that both revenue and operating income for our fourth quarter of fiscal 2000 and first quarter of fiscal 2001 will be negatively impacted. We also will incur certain incremental charges for the changes we announced on March 20, 2000, the majority of which will be incurred by the end of our first fiscal quarter of 2001.

PALM SEPARATION

On September 13, 1999, we announced plans to create two distinct companies by separating the operations of our Palm subsidiary and making it an independent company. Such separation was achieved on February 26, 2000 and we entered into certain transitional service agreements with Palm to support the ongoing Palm operations. These transitional services relate to information technology systems, supply chain management, human resources administration, product order administration, customer service, buildings and facilities, treasury management, and legal, finance, and accounting. The transitional service agreements generally have terms of less than two years following the separation. If 3Com does not satisfactorily perform its obligations under these agreements, we may be held liable for any resulting losses allegedly suffered by Palm.

On March 2, 2000, Palm successfully made an initial public offering (IPO) of its common stock. Following the IPO, approximately 95 percent of the outstanding shares of Palm continue to be owned by 3Com. Currently, the market price of 3Com common stock is subject to volatility based on the value of Palm's stock.

Approximately four to six months following the IPO, 3Com intends to distribute its remaining shares of Palm to 3Com shareholders, subject to receiving board approval and a ruling from the Internal Revenue Service that the distribution will be not be taxable. Such ruling is expected to require 3Com and Palm, for up to two years following the distribution date, not to engage in certain business combinations that would constitute a change of more than 50 percent of the equity interest in either company. If either 3Com or Palm fail to conform to requirements set forth in the ruling, there would be material adverse consequences, potentially including making the distribution taxable.

If 3Com does not receive a favorable tax ruling, it is unlikely that we will make the distribution in the expected time frame, if at all. If the distribution is delayed or is not completed our stock price could be negatively impacted.

When and if 3Com makes the final distribution of its Palm shares, 3Com's share price will adjust downward to reflect the value of the distributed Palm shares. In the period after the distribution, it is also possible that our stock price will be subject to significant fluctuations as investors determine the value for 3Com without the Palm business.

Finally, there will be an adjustment made to stock options held by employees at the time of the distribution to reflect the dividend of Palm. Depending on the relative values of Palm and 3Com at the time of the distribution, there may be a significant increase in the number of shares associated with existing options. This may result in dilution in the ownership interest of current 3Com shareholders.

CHANGES IN OUR INDUSTRY

There have been many mergers and acquisitions in the networking industry in the past several years. There have also been mergers between telecommunications equipment providers and networking companies, as well as between networking companies and computer component suppliers. More recently, several companies have announced divestitures and spin-offs. Examples over the past 12 months include:

     - 3Com acquired Call Technologies, NBX, Interactive Web Concepts, and LANSource Technologies. On March 2, 2000, Palm, Inc. successfully made an initial public offering of its common stock. 3Com expects to complete the spin-off of Palm in the first quarter of fiscal 2001. 3Com also announced it is exiting its large enterprise LAN Core and WAN Core businesses and desktop analog modem and PC Card modem businesses;
     - Lucent Technologies, a telecommunications company, acquired nine companies, including networking equipment supplier Ascend Communications. Lucent also announced it is spinning off its Private Branch Exchange (PBX) business;
     - Cisco Systems, a networking equipment supplier, acquired 22 companies, including the data networking business of IBM;
     - Nortel Networks, a telecommunications company, acquired four companies and integrated the operations of previously acquired Bay Networks, a networking equipment supplier. Nortel also announced it is spinning off its NETGEAR business;
     - Alcatel, a telecommunications company, acquired three companies, including Xylan, a networking equipment supplier;
     -   Siemens, a telecommunications company, acquired three networking firms;
     - General Electric Company, a UK-based engineering firm, acquired Fore, a networking equipment supplier;
     - Intel, a computer component manufacturer, acquired 11 companies with networking technology.
     - Cabletron Systems, a networking company, announced its plans to split its company into four separate operating companies.

Future changes in the networking industry may result in more companies with greater resources and stronger competitive positions and products than 3Com. Furthermore, companies may be created that are able to respond more rapidly to market opportunities. Continued changes in our industry may adversely affect our operating results or financial condition.

COMPETITION AND PRICING PRESSURE

We participate in a highly volatile industry characterized by vigorous competition for market share as well as rapid product and technology development and maturation. Our competition comes from start-up companies, well-capitalized computer systems and communications companies, and other companies focusing on networking. However, our industry is changing, resulting in new and other potential competitors who have greater financial, marketing, and technical resources than 3Com. For example, technology innovations are driving the convergence of voice, video, and data traffic onto a single network infrastructure, and we now compete with much larger telecommunications equipment companies such as Alcatel, Cisco Systems, Hewlett-Packard, Intel, Lucent Technologies, Nortel Networks, and Siemens.

In addition, both 3Com and our competitors sometimes lower product prices in order to gain market share or create more demand for our products. For example, in the third quarter of fiscal 2000 we continued to experience price competition in our distribution channel, particularly for price-sensitive products sold through catalogs and certain workgroup systems products. Intense pricing competition in our industry may adversely affect our business, operating results, or financial condition.

We are also selling products into new markets where we compete with different companies than in the past. This is especially true in our high-growth emerging markets. Our principal competitors in this area include Clarent, Efficient Networks, Xircom, NETGEAR, Selsius Systems, and Sonus Networks. These competitors may be able to respond more rapidly than 3Com to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion, and sale of their products than we do. Our failure to compete successfully against current or future competitors could harm our business, operating results, or financial condition.

MANAGEMENT OF STRATEGIC RELATIONSHIPS AND INVESTMENTS

In addition to mergers and acquisitions, technology companies are continually entering into strategic relationships. For example, over the past 12 months, 3Com announced or expanded strategic relationships with numerous companies including the following:

     -   AT&T
     -   Accton Technology
     -   Apropos Technology
     -   Bell Atlantic
     -   CAIS Internet
     -   Copper Mountain Networks
     -   Dell Computer
     -   Extreme Networks
     -   F5 Networks
     -   Gateway
     -   Hewlett-Packard
     -   Hitachi
     -   IBM
     -   Inktomi
     -   marchFIRST (formerly USWeb/CKS)
     -   Microsoft
     -   Motorola
     -   NatSteel Electronics
     -   Samsung Electronics
     -   Siemens
     -   SonicWALL
     -   Symbol Technologies
     -   Unisys

We believe all of the strategic relationships and investments will benefit 3Com. However, our results of operations or financial condition could be adversely impacted if we experience difficulties managing relationships with our partners or if projects with partners are unsuccessful. In addition, if our competitors enter into successful strategic relationships, they could increase the competition that we face.

We have also made strategic investments in several other technology companies. Some of these investments have significantly appreciated in value since the companies became publicly traded. Our results of operations or financial condition could be adversely impacted if the market value of our investments declines.

RELIANCE ON DISTRIBUTORS, RESELLERS, AND PC OEMS

We distribute many of our products through two-tier distribution channels that include distributors, systems integrators, value-added resellers, and retailers. We also sell our products through the PC Original Equipment Manufacturer (OEM) channel. Our future results and financial condition are partially dependent on a number of factors relating to this distribution model, including issues associated with competition among and within our channels, selling to PC OEMs, and inventory and customer concentration.

We believe our indirect distribution channels are experiencing heightened competition from Internet-based suppliers and PC OEMs that sell directly to end users. Further, 3Com is building in-house capabilities to sell directly to end-user customers (B2C) and distribution partners (B2B) over the Internet (e-business). If this initiative is successful, it could cause conflict with our current indirect channels of distribution. If we are unsuccessful in selling through our e-commerce channel, we could lose market share to competitors who have more successfully developed these capabilities. These changes in the pattern of distribution of networking products could have a material adverse effect on our sales and financial results.

Our distributors and resellers maintain significant levels of our products in their inventories. As part of our efforts to optimize our supply chain (see related discussion in the Supply Chain Management risk factor), we are reducing the number of distributors through whom we sell our products. We work closely with distributors and resellers to monitor inventory levels and ensure that appropriate levels of products are available to end users. If channel partners attempt to reduce their levels of inventory or if they do not maintain sufficient levels to meet customer demand, our sales could be negatively impacted.

PC-related networking products such as PC Card modems and NICs are increasingly being sold through the PC OEM channel rather than the distribution channel. We derive a significant portion of our personal connectivity product sales from PC OEMs such as Dell Computer, Toshiba, Gateway, Hewlett-Packard, and IBM, manufacturers that incorporate our NICs, PC Card modems, or chipsets into their products. While sales to PC OEMs are important, products sold through the PC OEM channel typically have a lower average selling price than those sold through other channels. Therefore, our sales and margins may be adversely impacted if sales to PC OEMs continue to become a larger percentage of our business. In addition, PC OEMs sometime elect to integrate NIC and modem functions onto the PC motherboard. Competitors such as large semiconductor companies who can integrate networking and other computer processing functions onto a single chip might offer PC OEMs a cheaper alternative to our solutions. If the integration of networking and computer processing functionality on a reduced number of components increases, our future sales growth and profitability could be adversely affected.

Moreover, significant portions of our sales are made to a few customers. In the third quarter of fiscal 2000, Ingram Micro represented approximately 20 percent of our total sales and Tech Data represented approximately 15 percent of our total sales. Ingram Micro and Tech Data are both distributors of our products. We cannot be certain that these customers will continue to purchase our products at current levels. We typically do not enter into contracts with our customers that require them to purchase minimum quantities of our products, and our customers have some rights to extend or delay the shipment of their orders. Additionally, consolidation among distributors is reducing the number of distributors in the North American market. Because our sales are becoming more concentrated among a smaller number of customers, our results of operations, financial condition, or market share could be adversely affected if our customers:

     - stop purchasing our products or focus more on selling our competitors' products;
     -   reduce, delay, or cancel their orders;
     - become unable to sell our products because we do not timely ship the products to them; or
     - experience competitive, operational, or financial difficulties, impairing our ability to collect payments from them.

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

ABILITY TO DEVELOP AND INTRODUCE NEW PRODUCTS

Products in the markets in which we compete have short life cycles. Therefore, 3Com's success depends on our ability to identify new market and product opportunities, to timely develop and introduce new products, and to gain market acceptance of new products, particularly in our targeted high-growth, emerging markets. For example, the timely introduction of the following products are important to our success:

     - a next-generation carrier-class platform for certain applications in IP Telephony and third-generation (3G) wireless solutions for our carrier customers
     - a new line of Gigabit-on-Copper LAN solutions primarily for our commercial customers
     -   a new line of broadband modems (both cable and DSL) with data and voice
     - new standards-based wireless LAN solutions, including our AirConnect-Registered Trademark-wireless LAN, for both commercial and consumer markets
     -   a new generation of residential Internet appliances

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

Slow market acceptance of new technologies and industry standards could adversely affect our results of operations or financial condition. In addition, if we fail to achieve timely certification of compliance to industry standards for our products, our sales of such products and our results of operations or financial condition could be adversely affected. Further, a number of new product initiatives, particularly in the area of wireless access, Voice-over-IP
(VoIP), and LAN telephony, could be impacted by new or revised regulations, which in turn could adversely affect our results of operations or financial condition.

CUSTOMER ORDER FULFILLMENT

The timing and amount of our sales depend on a number of factors that make estimating operating results prior to the end of any period uncertain. For example, we do not typically maintain a significant backlog and sales are dependent on our ability to appropriately forecast product demand. In addition, our customers historically request fulfillment of orders in a short period of time, resulting in limited visibility to sales trends. Consequently, our operating results depend on the volume and timing of orders and our ability to fulfill orders in a timely manner. Historically, sales in the third month of the quarter have been higher than sales in each of the first two months of the quarter. Non-linear sales patterns make business planning difficult, and increase the risk that our quarterly results will fluctuate due to disruptions in functions such as manufacturing, order management, information systems, and shipping.

WARRANTIES AND INTERNATIONAL REQUIREMENTS

Because 3Com's products are often covered by warranties, we may be subject to contractual and/or legal commitments to perform under such warranties. If our products fail to perform as warranted and we do not resolve product quality or performance issues in a timely manner, our operating results or financial condition could be adversely affected. Likewise, if we fail to meet commitments related to the installation of networks, we could be subject to claims for business disruption or consequential damages if a network implementation is not successfully or timely completed.

Our products are sold and marketed in many countries, and as such, our products must function in and meet the requirements of many different telecommunications environments and be compatible with various telecommunications systems and products. If our products fail to meet the requirements of international telecommunication environments, our sales could be negatively impacted.

Business realignment actions announced by 3Com on March 20, 2000 include transition of certain business lines to third parties, such as analog modems, or obsolescence of certain product lines with final end-of-life shipments scheduled for June 30, 2000, such as large enterprise LAN Core and WAN Core systems. To the extent that third parties do not assume or fulfill 3Com's warranty obligations, we will remain obligated to provide warranty support, including repair services and spare parts for the duration of contracts or statutory legal requirements. Any failure to perform such commitments could subject 3Com to claims, which may have a material adverse impact on our business and financial results.

SUPPLY CHAIN MANAGEMENT

Some key components of our products are currently available only from single or limited sources. Likewise, some services on which we rely are furnished from single or limited service providers. In addition, some of our suppliers are also competitors. While we generally have been able to obtain adequate supplies of components from existing sources, we cannot be certain that in the future our suppliers will be able to meet our demand for components in a timely and cost-effective manner. For example, due to strong world-wide demand, the electronics industry is facing shortages on various memory devices and passive components. Due to these shortages, our ability to procure these components and meet our on-time delivery requirements in a cost-effective manner could be impacted. Our operating results, financial condition, or customer relationships could be adversely affected by these shortages. These adverse effects could result from an inability to fulfill customer demand or increased costs to acquire key components or services.

Recently, we have made significant improvements to our supply chain processes. However, we may not be able to achieve cost reductions at the same rate as realized in prior quarters or at a rate fast enough to keep pace with any price erosion across our product lines. Any failure to achieve cost reductions at a comparable rate to average selling price declines will have a negative impact on our gross margins and financial results.

In our continual effort to streamline our supply chain operations, we sold our Salt Lake City, Utah manufacturing facility to Manufacturers' Services, Ltd. ("MSL") in November 1999. In addition, we plan to sell our Mount Prospect, Illinois manufacturing facility to NatSteel Electronics Ltd. ("NEL"). Under this plan, NEL would manufacture certain products for 3Com. We have a limited operating history with MSL and no operating history with NEL. The cost, quality, and availability of third party manufacturing operations are essential to the successful production and sale of many of 3Com's products. The inability of any third party manufacturer to meet our cost, quality, and availability standards could adversely impact 3Com's financial condition or results of operations.

In connection with the recently announced strategic realignment, we anticipate further changes to our supply chain operations. The sale or consolidation of other manufacturing facilities, if not properly executed, could lead to supply disruptions, an inability to satisfy demand, quality issues which could be costly to remedy, or higher costs. Any of these scenarios would have a significant negative impact on our financial results.

Since we have improved our supply chain capabilities, we plan to reduce our channel inventory model. We have been operating within our existing channel model of between five to seven weeks of supply on hand for the past two fiscal years and intend to move to a new channel model of three to five weeks by the end of the first quarter of fiscal 2001. If we are unable to sustain the improvements in our supply chain capabilities or encounter external supply chain disruptions, we may experience product stock-outs or shortages, which could adversely impact our financial results.

COMMERCIAL COMMITMENTS

We sometimes enter into minimum quantity or other non-cancelable commitments. For example, as discussed in the notes to the condensed consolidated financial statements, we have committed to minimum purchases of product components from a vendor through the end of calendar year 2003. These types of agreements subject 3Com to risk depending on future events. If, for example, sales volumes of certain products fluctuate significantly, we may be unable to meet our commitments. This may result in us incurring liabilities that adversely affect our financial results.

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

Tentative conclusions of the FASB will prohibit the use of pooling-of-interests and will establish new accounting standards and financial presentation for intangible assets resulting from business combinations. The FASB expects to issue a final standard by the end of calendar year 2000. The final standard is not expected to address accounting for in-process research and development costs. Changes to the current accounting rules for business combinations and intangible assets will not preclude mergers or acquisitions but may increase the earnings dilution associated with future transactions. In addition, if pooling-of-interests accounting is no longer available, we may use cash more often than our common stock to pay for acquisitions of other companies.

FLUCTUATIONS IN QUARTERLY RESULTS

3Com's quarterly operating results are difficult to predict and may fluctuate significantly. A wide variety of factors can cause these fluctuations, including:

     -   seasonality with respect to the volume and timing of orders;
     -   the introduction and acceptance of new products and technologies;
     -   price competition;
     - general conditions and trends in the networking industry and technology sector;
     -   internal reorganizations or realignments;
     -   disruption in international markets;
     -   general economic conditions;
     -   industry consolidation, acquisitions, or litigation;
     -   disruption in the distribution channel; and
     -   timing of orders received within the quarter.

In recent years, as the consumer mix of our business has grown, we have experienced fluctuations in our quarterly results due to some of the factors listed above. These factors, and accompanying fluctuations in periodic operating results, could have a significant adverse impact on the market price of our common stock.

COMPETITION FOR KEY PERSONNEL

Our success depends to a significant extent upon a number of key employees and management. Recently, we have experienced an increased rate of employee turnover compared to historical levels. The rate of voluntary attrition may be increased by specific events such as the separation and subsequent spin-off of Palm and the business realignment announced on March 20, 2000. The loss of the services of key employees could adversely affect our product introduction schedules, customer relationships, operating results, or financial condition. Recruiting and retaining skilled personnel, including engineers, is highly competitive. There has been a dramatic increase of technology start-up companies recruiting for the same talent that 3Com requires. If we cannot successfully recruit and retain skilled personnel, our ability to compete may be adversely affected. In addition, we must carefully balance the growth of our employees commensurate with our anticipated sales growth. If our sales growth or attrition levels vary significantly, our results of operations or financial condition could be adversely affected. Further, 3Com's common stock price has been, and may continue to be, extremely volatile. When the 3Com common stock price is less than the exercise price of stock options granted to employees, turnover is likely to increase, which could adversely affect our results of operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents and short-term investments at February 25, 2000 were $3.0 billion, an increase of $1.3 billion or 79 percent compared to the balance of $1.7 billion at May 28, 1999.

As part of our 3Com Ventures initiative, we selectively make strategic investments in the equity securities of privately held companies. For the nine months ended February 25, 2000, proceeds from the sales of investments were $721.2 million. On March 20, 2000, we announced the formation of 3Com Ventures II, and intend to invest an additional $250 million.

For the nine months ended February 25, 2000, net cash generated from operating activities was $1.2 billion. Accounts receivable at February 25, 2000 decreased $217.7 million from May 28, 1999 to $707.9 million. Days sales outstanding in receivables decreased to 45 days at February 25, 2000, compared to 59 days at May 28, 1999 primarily due to an increased rate of collection of past-due accounts. Inventory levels at February 25, 2000 decreased $39.8 million from May 28, 1999 to $314.4 million. Annualized inventory turnover improved to 9.8 turns for the quarter ended February 25, 2000, compared to 8.2 turns for the quarter ended May 28, 1999 primarily due to improvements in our inventory management.

During the nine months ended February 25, 2000, 3Com made $231.9 million in capital expenditures. Major capital expenditures included upgrades and expansion of our facilities and purchases and upgrades of software and computer equipment. As of February 25, 2000, we had approximately $32.6 million in capital expenditure commitments outstanding primarily associated with the expansion of our facilities and purchases and upgrades of software and computer equipment. In addition, we have commitments related to operating lease arrangements in the U.S., under which we have an option to purchase the properties for an aggregate of $322.2 million, or arrange for the sale of the properties to a third party. If the properties are sold to a third party at less than the option price, 3Com retains an obligation for the shortfall, subject to certain provisions of the lease.

During the first nine months of fiscal 2000, the board of directors authorized the repurchase of an additional 25 million shares of 3Com's common stock. The share authorization will be used for purchases of our common stock made in the open market from time to time or the sale of put options on our common stock. During the first nine months of fiscal 2000, we repurchased 20.5 million shares of our common stock at a total purchase price of $540.8 million. As of February 25, 2000, the remaining number of shares authorized for repurchase was 9.7 million shares. During the second quarter of fiscal 2000 we initiated a program of selling put options on our common stock and realized proceeds of $4.9 million from the sale of put options covering 1.7 million shares of our common stock. The put options expired in January 2000 and none of the options were exercised.

During the nine months ended February 25, 2000, we received net cash of $229.7 million from the sale of our common stock to employees through our employee stock purchase and option plans. During the same nine month period one year ago, we received net cash of $189.9 million from the sale of our common stock to employees through our employee stock purchase and option plans. During the first nine months of fiscal 2000, we recorded a tax benefit on stock option transactions of $90.7 million. During the same nine month period one year ago, we recorded a tax benefit on stock option transactions totaling $77.8 million.

During the nine months ended February 25, 2000, we repaid $12 million of borrowings under the 7.52% Unsecured Senior Notes agreement. As of February 25, 2000, $24 million of this debt remained outstanding, of which $12 million is classified as current. 3Com had a $100 million revolving bank credit agreement, which expired December 20, 1999 and was not replaced or renewed.

Based on current plans and business conditions, we believe that our existing cash and equivalents, short-term investments, and cash generated from operations will be sufficient to satisfy anticipated cash requirements for at least the next twelve months.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that entities capitalize certain costs related to internal-use software if certain criteria are met. 3Com adopted SOP 98-1 for our fiscal year ending June 2, 2000. The adoption of SOP 98-1 did not have a significant impact on our financial results for the quarter ended February 25, 2000.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

3Com holds a substantial portfolio of marketable-equity traded securities that have a short trading history and are highly subject to market price volatility. Equity security price fluctuations of plus or minus 15 percent would have a $150.6 million impact on the value of these securities as of the end of the third quarter of fiscal 2000. Equity security price fluctuations of plus or minus 50 percent would have a $502.1 million impact on the value of these securities as of the end of the third quarter of fiscal 2000.

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

SECURITIES LITIGATION
On March 24 and May 5, 1997, securities class action lawsuits, captioned HIRSCH
V. 3COM CORPORATION, ET AL., Civil Action No. CV764977 (HIRSCH), and KRAVITZ V. 3COM CORPORATION, ET AL., Civil Action No. CV765962 (KRAVITZ), respectively, were filed against 3Com and certain of its officers and directors in the California Superior Court, Santa Clara County. The complaints allege violations of Sections 25400 and 25500 of the California Corporations Code and seek unspecified damages on behalf of a class of purchasers of 3Com common stock during the period from September 24, 1996 through February 10, 1997. These cases have been stayed by the Court, pending resolution of the trial in the EUREDJIAN
V. 3COM CORPORATION matter, discussed below.

On February 10, 1998, a securities class action, captioned EUREDJIAN V. 3COM CORPORATION, ET AL., Civil Action No. C-98-00508CRB (EUREDJIAN), was filed against 3Com and several of its present and former officers and directors in United States District Court for the Northern District of California asserting the same class period and factual allegations as the HIRSCH and KRAVITZ actions. The complaint alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages. The action is currently in discovery. Trial is scheduled for October 2000.

In December 1997, a securities class action, captioned REIVER V. 3COM CORPORATION, ET AL., Civil Action No. C-97-21083JW (REIVER), was filed in the United States District Court for the Northern District of California. Several similar actions have been consolidated into this action, including FLORIDA STATE BOARD OF ADMINISTRATION AND TEACHERS RETIREMENT SYSTEM OF LOUISIANA V. 3COM CORPORATION, ET AL., Civil Action No. C-98-1355. On August 17, 1998, the plaintiffs filed a consolidated amended complaint which alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and which seeks unspecified damages on behalf of a purported class of purchasers of 3Com common stock during the period from April 23, 1997 through November 5, 1997. In July 1999, the court dismissed the complaint and granted the plaintiffs the right to file an amended complaint. Plaintiffs filed an amended complaint, which 3Com has answered. No trial date has been scheduled.

In October 1998, a securities class action lawsuit, captioned ADLER V. 3COM CORPORATION, ET AL., Civil Action No. CV777368 (ADLER), was filed against 3Com and certain of its officers and directors in the California Superior Court, Santa Clara County, asserting the same class period and factual allegations as the REIVER action. The complaint alleges violations of Sections 25400 and 25500 of the California Corporations Code and seeks unspecified damages. The action is in discovery. No trial date has been scheduled.

On May 11, 1999, a securities class action, captioned GAYLINN V. 3COM CORPORATION, ET AL., Civil Action No. C-99-2185 MMC (GAYLINN), was filed against 3Com and several of its present and former officers and directors in United States District Court for the Northern District of California. Several similar actions have been consolidated into the GAYLINN action. On September 10, 1999, the plaintiffs filed a consolidated complaint which alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class of purchasers of 3Com common stock during the period from September 22, 1998 through March 2, 1999. On January 27, 2000, the Court dismissed the complaint. In February 2000, plaintiffs filed an amended complaint. 3Com has filed a motion to dismiss the amended complaint.

INTELLECTUAL PROPERTY LITIGATION
On April 28, 1997, Xerox Corporation filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the United States District Court for the Western District of New York. The case is now captioned: Xerox Corporation v. U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm, Inc. and 3Com Corporation, Civil Action No. 97-CV-6182T. The complaint alleges willful infringement of a Xerox United States patent relating to computerized interpretation of handwriting. The complaint seeks unspecified damages and injunctive relief. Xerox has asserted that Graffiti-Registered Trademark- software and certain products of Palm, Inc. infringe the patent. The period for discovery in the case has now closed. On January 18, 2000, the Court ordered that the parties file all briefs relating to motions for summary judgment by April 28, 2000. No trial date has been set.

COMMERCIAL LITIGATION
On November 4, 1999, a lawsuit was filed against 3Com by Disney Interactive, Inc. ("DI") in the Superior Court of the State of California, Los Angeles County, Case No. BC219663, alleging breach of a purported contract for the bundling of DI products with 3Com-Registered Trademark- modems. This case has been settled on terms which were not material to our business, results of operations, or financial condition. This case was dismissed with prejudice on March 20, 2000.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.       OTHER INFORMATION

     None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

                  Exhibit
                  Number            Description
                  --------          -----------
                  2.1               Master Separation and Distribution Agreement
                                    between the registrant and Palm, Inc.
                                    effective as of December 13, 1999, as
                                    amended.
                  2.2               General Assignment and Assumption Agreement
                                    between the registrant and Palm, Inc., as
                                    amended.
                  2.3               Master Technology Ownership and License
                                    Agreement between the registrant and
                                    Palm, Inc.
                  2.4               Master Patent Ownership and License
                                    Agreement between the registrant and
                                    Palm, Inc.
                  2.5               Master Trademark Ownership and License
                                    Agreement between the registrant and
                                    Palm, Inc.
                  2.6               Employee Matters Agreement between the
                                    registrant and Palm, Inc.
                  2.7               Tax Sharing Agreement between the
                                    registrant and Palm, Inc.



                  2.8               Master Transitional Services Agreement
                                    between the registrant and Palm, Inc.
                  2.9 Real Estate Matters Agreement between the registrant and Palm, Inc.
                  2.10 Master Confidential Disclosure Agreement between the registrant and Palm, Inc.
                  2.11              Indemnification and Insurance Matters
                                    Agreement between the registrant and
                                    Palm, Inc.
                  3.1               Certificate of Incorporation (11)
                  3.2               Certificate of Correction Filed to Correct a
                                    Certain Error in the Certificate of
                                    Incorporation (11)
                  3.3               Certificate of Merger (11)
                  3.4               Corrected Certificate of Merger (14)
                  3.5               Bylaws of 3Com Corporation, As Amended (12)
                  4.1               Amended and Restated Rights Agreement dated
                                    December 31, 1994 (Exhibit 10.27 to Form
                                    10-Q) (4)
                  4.2 Amended and Restated Senior Notes Agreement between U.S. Robotics Corporation,
                                    Metropolitan Life Insurance Company, The
                                    Northwestern Mutual Life Insurance Company, and Metropolitan Property and Casualty
                                    Insurance Company (5)
                  4.3               Amendment to amended and restated note
                                    agreements between 3Com Corporation,
                                    Metropolitan Life Insurance Company, The
                                    Northwestern Mutual Life Insurance Company, and Metropolitan Property and Casualty
                                    Insurance Company (13)
                  4.4 Second amendment to amended and restated note agreements between 3Com Corporation,
                                    Metropolitan Life Insurance Company, The
                                    Northwestern Mutual Life Insurance Company, and Metropolitan Property and Casualty
                                    Insurance Company (14)
                  10.1              1983 Stock Option Plan, as amended (14)*
                  10.2              Amended and Restated Incentive Stock Option
                                    Plan (2)*
                  10.3              License Agreement dated March 19, 1981 (1)
                  10.4              Second Amended and Restated 1984 Employee
                                    Stock Purchase Plan (Exhibit 10.5 to Form
                                    10-Q) (6)*
                  10.5 3Com Corporation Director Stock Option Plan, as amended (Exhibit 19.3 to Form 10-Q) (3)*
                  10.6              Amended 3Com Corporation Director Stock
                                    Option Plan (Exhibit 10.8 to Form 10-Q) (6)*
                  10.7 3Com Corporation Restricted Stock Plan, as amended (Exhibit 10.17 to Form 10-Q) (6)*
                  10.8              1994 Stock Option Plan, as amended (14)*
                  10.9              Lease Agreement between BNP Leasing
                                    Corporation, as Landlord, and 3Com
                                    Corporation, as Tenant, effective as of
                                    November 20, 1996 (Exhibit 10.37 to Form
                                    10-Q) (8)
                  10.10             Purchase Agreement between BNP Leasing
                                    Corporation, and 3Com Corporation, effective as of November 20, 1996 (Exhibit 10.38 to
                                    Form 10-Q) (8)
                  10.11             Agreement and Plan of Reorganization among
                                    3Com Corporation, OnStream Acquisition
                                    Corporation and OnStream Networks, Inc.
                                    dated as of October 5, 1996 (Exhibit 2.1 to
                                    Form S-4) (7)
                  10.12             Lease Agreement between BNP Leasing
                                    Corporation, as Landlord, and 3Com
                                    Corporation, as Tenant, effective as of
                                    February 3, 1997 for the Combined Great
                                    America Headquarters site (Exhibit 10.19 to
                                    Form 10-Q) (10)
                  10.13             Purchase Agreement between BNP Leasing
                                    Corporation, and 3Com Corporation, effective as of February 3, 1997 for the Combined
                                    Great America Headquarters site (Exhibit
                                    10.20 to Form 10-Q) (10)



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


                                       3Com Corporation
                                       (Registrant)



Dated:   April 4, 2000                 By:   /s/ Christopher B. Paisley
       ---------------------------          ---------------------------------
                                              Christopher B. Paisley
                                              Senior Vice President, Finance and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)