Form 10-K
period 2000-06-02
3COM CORP
filed 2000-08-17
CIK 738076

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                ----------------

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
|X|                           EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 2, 2000               Commission File No. 0-12867

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
|_|                           EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the Registrant's Common Stock held by non-affiliates, based upon the closing price of the Common Stock on August 9, 2000, as reported by the Nasdaq National Market, was approximately $5,992,729,438. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on Schedule 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 9, 2000, 348,973,617 shares of the Registrant's Common Stock were outstanding.

The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 28, 2000 is incorporated by reference in
Part III of this Form 10-K to the extent stated herein.

================================================================================

                                3Com Corporation
                                    Form 10-K
                     For the Fiscal Year Ended June 2, 2000
                                Table of Contents

Part I                                                                      Page
                                                                            ----

  Item 1.   Business..........................................................1
  Item 2.   Properties........................................................11
  Item 3.   Legal Proceedings.................................................12
  Item 4.   Submission of Matters to a Vote of Security Holders...............13
            Executive Officers of 3Com Corporation ...........................13

Part II

  Item 5.   Market for 3Com Corporation's Common Stock and Related
              Stockholder Matters.............................................16
  Item 6.   Selected Financial Data...........................................17
  Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................18
  Item 7A.  Quantitative and Qualitative Disclosures About Market Risk........39
  Item 8.   Financial Statements and Supplementary Data.......................40
  Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................69

Part III

  Item 10.  Directors and Executive Officers of 3Com Corporation..............69
  Item 11.  Executive Compensation............................................69
  Item 12.  Security Ownership of Certain Beneficial Owners and Management....69
  Item 13.  Certain Relationships and Related Transactions....................69

Part IV

  Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K...70

            Exhibit Index.....................................................71
            Signatures........................................................74
            Financial Statement Schedule.....................................S-1

3Com, AirConnect, CoreBuilder, DynamicAccess, EtherLink, Megahertz, NBX, NETBuilder, OfficeConnect, Parallel Tasking, SuperStack, Total Control, Transcend, and XJACK are registered trademarks of 3Com Corporation or its subsidiaries. HomeConnect, Kerbango, and PathBuilder are trademarks of 3Com Corporation or its subsidiaries. Graffiti, Palm Computing, Palm OS and Palm.Net are registered trademarks and Palm is a trademark of Palm, Inc. U.S. Robotics is a registered trademark of U.S. Robotics Corporation. Courier and x2 are trademarks of U.S. Robotics Corporation. Other product and brand names may be trademarks or registered trademarks of their respective owners.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning the following: our plan to invest nearly half of our total research and development expenditures in broadband, wireless, and IP telephony technologies, increases in our advertising and promotional expenditures for fiscal 2001 as we redefine our brand, our expectation that our principal operating segments beginning in fiscal 2001 will be Commercial and Consumer Networks Business and Carrier Networks Business, our expectation that we will substantially complete our business realignment initiatives during calendar year 2000, our expectation that we will sell or transfer our manufacturing and distribution operations based in Chicago, Illinois and our Mount Prospect, Illinois manufacturing facility, expected improved gross margins as a percentage of sales, our expectation of reaching our long-term target for gross margins of 44 to 46 percent during fiscal year 2002, expected decreases in operating expenses as a percentage of sales, our expectation of reaching our long-term target for operating expenses of 31 to 33 percent of sales during fiscal year 2002, our intention to enter strategic partnerships, acquire companies, and make strategic investments, our estimate of expenses in connection with the completion of research and development projects, our belief that our cash and cash equivalents, short-term investments, and cash generated from operations will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months, and our expectation that U.S. Robotics Corporation will commence operations during the second quarter of fiscal 2001. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the "Business Environment and Industry Trends" section of this Form 10-K. 3Com undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

PRESENTATION OF DISCONTINUED OPERATIONS--PALM, INC.

The following information relates to the continuing operations of 3Com Corporation and our consolidated subsidiaries ("3Com"). Palm, Inc. ("Palm") is accounted for as a discontinued operation, as a result of our decision to distribute the Palm common stock we owned to 3Com shareholders in the form of a stock dividend. Subsequent to the distribution to our shareholders on July 27, 2000, Palm's operations ceased to be part of our operations and reported results.

                                     PART I

ITEM 1. Business

GENERAL

3Com Corporation was founded on June 4, 1979. A pioneer in the computer networking industry, we have evolved from a supplier of discrete products to a leading provider of networking products and solutions. In fiscal 2000 we transformed our company and our network offerings to focus on targeted sectors of the commercial, consumer, and carrier and network service provider markets. We specialize in products and services that provide straightforward solutions to complex networking challenges, particularly in the areas of broadband connections, wireless network access, and Internet Protocol (IP) telephony.

We are structuring our operations around two distinct business models: 1) Commercial and Consumer Networks Business and 2) Carrier Networks Business. The commercial and consumer networks business uses a highly leveraged, web-enabled business model to deliver functionally rich but radically simple networking solutions to millions of customers. The carrier networks business uses a targeted, direct business model to create high-value service delivery solutions for our carrier and network service provider customers.

We serve three primary customer markets: commercial enterprises with small- to mid-sized locations, consumers, and carriers and network service providers. We sell a variety of products and associated services to these markets. Our commercial products include traditional access products (e.g. 10/100 Network Interface Cards (NICs)), advanced access products (e.g. Gigabit NICs, server NICs, mobile NICs, and wireless NICs), Local Area Network (LAN)/Wide Area Network (WAN) infrastructure products (e.g. switches, hubs, Internet access products, and network management software), LAN telephony products, and services. Our consumer products include broadband connections, home networking products (e.g. LAN kits and Internet gateways) and Internet appliances (e.g. web cameras and Internet radios). Our carrier products include enhanced data services and new technologies (e.g. IP telephony, wireless, cable access, and Digital Subscriber Line (DSL) access).

We believe the future direction of the markets we address is being driven primarily by four trends that are creating significant opportunities for us:

o an increasing demand for information delivered through the Internet and the use of web-based technologies;

o a shift of emphasis from parallel networks--separate data, voice, and video infrastructures running side by side--to converged networks that integrate all communications onto a single IP data infrastructure;

o the accelerating acceptance and rapid deployment of broadband technologies for use in the home and small- to mid- sized locations; and

o the need for information to be accessible wherever people are--at work, in the home, while on the move--making technologies such as wireless access more important.

To capitalize on these opportunities, our strategy is based on five key elements that support these trends and help deliver our value proposition to our customers. All of our customers require rich network functionality including faster speeds, higher availability, and unquestioned security, but they want it to be easy to buy, install, use, and maintain. Our value proposition is the idea of rich, yet simple, products and solutions.

The five key elements of our strategy include:

o Technology Leadership and Innovation. We have a history of technology leadership and innovation in the networking industry and we will continue to build on that heritage by leveraging our strong intellectual property portfolio. In addition, we are investing proportionately more in high-growth emerging technologies across all of our marketplaces to drive our growth. In fiscal 2001, we plan to invest nearly half of our total research and development expenditures in broadband, wireless, and IP telephony technologies to accelerate the introduction of new products to market.

o Rich Products and Solutions. In addition to having innovative new products, it has become increasingly important to offer complete solutions. One approach is to incorporate technologies from other companies. For example, we have a strategic relationship with marchFIRST, Inc. ("marchFIRST," formerly US Web/CKS) to build three solutions that we will jointly sell. One of them is Distance Learning, targeted to the education environment. The second is Enterprise Mobility, targeted at the retail environment. The third is a Call Center, which brings together advanced telephony and the Internet into an integrated environment. These are three high-growth markets where customers want turnkey, drop-in solutions.

o Innovative Use of the Web. We have initiatives across all of our major functions to develop Web-based competencies and to incorporate Web technologies throughout our offerings. This has involved substantial investment in some of our core business processes such as forecasting, supply chain management, and order fulfillment. Our goal is to increase the predictability of our operations, lower operating expenses, increase quality and customer satisfaction, and improve asset utilization. For example, e-Supply chain allows us to directly link into our suppliers, and has been a critical element in our ability to dramatically increase inventory turnover. We are using e-Marketing which allows us to target specific classes of customers and develop relationship marketing programs with these customers. e-Service has had a tangible impact on the quality and cost of our service offering. By adding artificial intelligence to the front end of our online service site, our customers have their question answered on the first try over 45 percent of the time. Finally, we are building in-house capabilities to sell directly to consumers (B2C) and distribution partners (B2B) over the Internet (e-Business).

o Supply Chain Management. Our business is very volume intensive. We ship millions of units a year, worth billions of dollars, to thousands of customers. Thus, the degree to which we can optimize our supply chain is a competitive advantage. We have established several key metrics which best reflect our supply chain performance. These include On-time Delivery, Channel Inventory, Inventory Turns, and Cash-to-Cash Cycle. Over the past 12 months, our on-time delivery has doubled. Improvements in our supply chain management have enabled us to reduce our channel inventory model by two weeks on average. Below is a summary of some of the other important supply chain metrics for fiscal 2000.

--------------------------------------------------------------------------------
                        Q1'00          Q2'00           Q3'00           Q4'00
--------------------------------------------------------------------------------
Inventory Turns         7.9            8.7             8.8             8.0
--------------------------------------------------------------------------------
Cash-to-Cash Cycle      44             28              22              30
--------------------------------------------------------------------------------

o Building our Brand. We are committed to building a definable and exciting brand. We have a strong position from which to build. Today, commercial and consumer customers view us as a well-established network leader that has innovative, user-friendly technology. These customers value simplicity and they believe that we are well positioned in the networking industry to provide a rich, yet simple network experience. This is the base on which we are building our brand. We have announced a new brand identity and branding campaign in support of our branding initiatives. Our advertising and promotional expenditures for fiscal 2001 will increase significantly as we redefine the 3Com(R) brand.

Our principal competitive advantages include the depth and breadth of our technology and product lines, our focus on making networking easier for users, our efficient supply chain operations, strong brand recognition, and broad channels of distribution. Our strong brand recognition in key markets such as NICs, switches, hubs, and remote access concentrators is transferable to other product and technology markets, such as home networking, wireless access products, broadband cable and DSL modems, and Internet appliances.

Since the early 1990s, we have pursued a course of strategic acquisitions and alliances to expand our technologies, product offerings, and distribution capabilities. In fiscal 2000, we acquired three companies to further our position in key markets and technologies:

o The acquisition of Call Technologies, Inc. adds Unified Messaging (UM) and carrier-class Operational Systems and Support (OSS) software solutions for service providers. Unified Messaging gives people access to any message--voice, fax, or email--across any network while utilizing any client device: traditional telephone, wireless handset, personal computer
      (PC), or wireless personal digital assistant. Operational Systems and Support gives carriers custom automated management of service delivery and back-office processes.

o The acquisition of Interactive Web Concepts, Inc. expands our capabilities to provide total, turnkey e-Business solutions for customers worldwide.

o The acquisition of LANSource Technologies, Inc. adds data- and fax-over-IP software applications for the multibillion dollar worldwide IP fax and unified messaging services markets.

During fiscal 2000, we formed a global alliance with marchFIRST to develop, market, and deliver wireless applications for the mobile workplace and converged voice, video, and data solutions. We also formed a strategic partnership with Samsung Electronics Co., Ltd. ("Samsung") to integrate our solutions for the delivery of high-speed wireless data and voice networks capable of reliably delivering Internet, intranet, and multimedia services to mobile subscribers. The initial third-generation, or 3G, networks from 3Com and Samsung are scheduled for deployment in commercial service by the end of calendar year 2000. In addition, we formed a strategic relationship with Hitachi, Ltd. ("Hitachi"), our preferred partner in the Japanese market, who will provide us with unique access to this market. As part of this strategic relationship, we will sell the Hitachi line of gigabit routers on an Original Equipment Manufacturer (OEM) basis as the Total Control(R) 100. These routers provide us with a key networking element that strengthens our overall product line. During fiscal 2000, we also formed a strategic relationship with CAIS Internet, Inc. ("CAIS"), a world-leading broadband solutions company providing application services to the visitor-based networking (VBN) market. Together with CAIS, we will develop VBN solutions and will work to further drive the deployment of high-speed Internet access at hotels, airports, other public locations, and service-oriented businesses.

INDUSTRY SEGMENT INFORMATION

We operate primarily in the networking industry. Through the end of fiscal 2000, our principal operating segments within this industry were Network Systems and Personal Connectivity. Beginning in fiscal 2001, we expect our principal operating segments to be: 1) Commercial and Consumer Networks Business and 2) Carrier Networks Business as described in the Products and Services section below.

PRODUCTS AND SERVICES

We offer a broad range of products that are organized under two distinct businesses: 1) Commercial and Consumer Networks Business and 2) Carrier Networks Business. We enhance the value of these products through our customer service and support offerings.

Commercial and Consumer Networks Business

Our commercial and consumer network products comprise the key components of a LAN and provide access capabilities across a WAN. Our products can be categorized in the following areas:

      o     Traditional Access Products
      o     Advanced Access Products
      o     LAN/WAN Infrastructure Products
      o     LAN Telephony Products
      o     Services
      o     Broadband Connections
      o     Home Networking Products
      o     Internet Appliances

Traditional Access Products. Our traditional access products, comprised primarily of desktop NICs, enable an individual user to connect his or her computer to a LAN, such as a corporate network, or to the Internet. NICs, also known as network adapters, are small printed circuit boards that allow network servers, personal computers, and workstations to connect to the LAN. Our NICs provide complete solutions for a full range of network applications and environments. We offer NICs for Ethernet, Fast Ethernet, Gigabit Ethernet, and Token Ring, as well as NICs with combined connectivity to support the networking industry's migration from Ethernet to Fast Ethernet to Gigabit Ethernet. We also offer chipsets with this functionality to PC OEMs.

Advanced Access Products. Advanced Access Products are comprised of high speed Gigabit Ethernet NICs, server NICs, mobile NICs, and wireless LAN Products.

o Gigabit NICs. Gigabit Ethernet NICs operate on fiber or copper media. They provide up to a ten-fold increase in performance over traditional access products and are suitable for high-speed LAN applications.

o Server NICs. The EtherLink(R) Server 10/100 Peripheral Component Interconnect (PCI) NIC with 3XP processor has an on-board application-specific integrated circuit (ASIC) processor and encryption chip. This NIC offloads Transmission Control Protocol (TCP)/IP and Internet Protocol Security (IPSec) processing, providing lower central processing unit (CPU) utilization and end-to-end network security for Windows 2000-based networked PCs.

o Mobile NICs. Today, portable laptop computers have the processing power, storage, and displays that make them the primary computer for many users. For these devices, we offer PC Cards which provide connectivity specifically for mobile computers. PC Cards are available in configurations for LAN access (NICs) and combined LAN+WAN access (NIC and modem), as well as for wireless and Integrated Services Digital Network
      (ISDN) connectivity.

o Wireless LAN Products. Our wireless LAN systems deliver simple, reliable connections at full Ethernet speed. The AirConnect(R) 11 Megabits per second (Mbps) wireless LAN system delivers seamless wireless connectivity to conference rooms and office space across an entire campus, enabling real-time access to shared information.

LAN/WAN Infrastructure Products. LAN/WAN network infrastructures are typically comprised of LAN switches, hubs, Internet access products, and network management software.

o LAN Switches. In business environments where the network connects hundreds or thousands of users, switches create direct connections to the server or desktop PC, enabling cost-effective, high-speed links between multiple network segments. Switches also provide additional bandwidth to help businesses maximize productivity and support growing organizations. Our switches support high-speed switching technologies such as Fast Ethernet and Gigabit Ethernet. We offer a variety of switches for the requirements of any organization. Our OfficeConnect(R)Ethernet and Fast Ethernet switches combine simplicity of design, installation, and operation with advanced functionality and outstanding speed at a low cost. Our SuperStack(R)II switches include multiple products, each with appropriate port, media, and connectivity specifications to meet the needs of networks supporting small- to mid-sized business locations.

o LAN Hubs. Hubs act as concentrators of network traffic generated from the desktop PC and define specific network segments, relaying the traffic either within the workgroup or onto the network backbone. Unlike switches, each desktop connected through a hub shares the total available bandwidth of the hub with other users. Hubs are a popular choice for workgroup connectivity in enterprise environments because of their relatively low cost per port, manageability, and ease of use. Multiple hubs are frequently connected to a switch to segment the network and improve overall performance. We offer a full range of hubs for customers of all sizes. For the small office or branch office, OfficeConnect Ethernet and Fast Ethernet hubs offer simple, plug and play connectivity. Our SuperStack hubs offer a range of options for small, medium, and large enterprises, including systems for Ethernet, Fast Ethernet, Gigabit Ethernet, and Token Ring technologies.

o Internet Access Products. Our Internet access products route network traffic between the Internet and the customer's premises. They leverage today's access technologies--dial-up 56 Kilobits per second (Kbps) V.90, ISDN, and DSL--to give users the most cost-effective array of connectivity and security choices. OfficeConnect firewalls and filters provide Internet security and filtering functions for up to 100 users. OfficeConnect remote access routers and SuperStack II remote access servers offer high-performance remote access support in a stackable form factor that provides scalable and economical remote access connectivity with full functionality.

o Network Management Products. To augment our product offerings, we offer network management applications which deliver complete, end-to-end management of 3Com network systems for ease of configuration, efficient troubleshooting, and superior performance. These products are marketed under the Transcend(R) and DynamicAccess(R) brand names and include tools to monitor and manage network traffic performance and security.

LAN Telephony Products. Our LAN telephony products give businesses the combination of simple, single-network economy and administration, and powerful, standards-based feature sets that make network convergence a reality. Our NBX(R) 100 communication system looks and acts like a traditional business telephone system, yet it is an integrated, Ethernet/IP-based product that sends voice packets through the LAN or across the WAN with excellent audio quality and the sturdy reliability of a self-contained, non-PC-based unit.

Services. Services complement our product offerings to provide a more complete solution to consumers and commercial users. Our service offerings range from traditional repair and warranty services to consulting services, and are designed to help companies succeed by making their networks more efficient, reliable, and responsive to fast-changing business conditions. We also provide comprehensive support services.

o Small- to mid-sized network installations. We provide consulting and other professional services to assist users in planning, building, and managing their networks, so that their networks will run at peak performance.

o 3Com e-Business solutions. Our e-Business solutions help with network design, Internet strategies, and software engineering that growing businesses require to stay competitive.

Broadband Connections. Our standards-based cable and DSL modems connect to the Internet easily at high speeds. HomeConnect(TM) cable modems offer superior reliability, high performance, and simple installation and operation. They function on both traditional one-way cable networks and newer hybrid fiber coaxial (HFC) two-way cable networks. Our HomeConnect DSL modems are ideal for the home or small office and offer dedicated, always-on Asymmetric Digital Subscriber Line (ADSL) service for data, voice, and video. Users can talk on the phone and be on-line at the same time.

Home Networking Products. Our HomeConnect Home Network Kits enable users to share high-speed Internet access, share printers and modem resources, and play multi-user games--all for a price that's affordable for home or home office budgets. The HomeConnect Internet gateway takes the complexity out of connecting and managing multiple home computers for shared Internet access. It also provides an easy way to network home computers for sharing of files and peripheral devices. The home network gateway gives users a reliable, secure Internet connection, and manages attached equipment such as computers and modems.

Internet Appliances. Internet appliances are purpose-built devices which deliver information-based lifestyle enhancements to consumers. Our HomeConnect PC Digital WebCam makes it simple to send high-quality still and moving images over the Internet or intranet. The software included with our web camera enables image capture for video conferencing and video chat. Internet radios such as the Kerbango radio and other Internet-based information appliances also fall in this category.

Carrier Networks Business

We offer network service providers a comprehensive set of IP-based networking products that cover the entire range of network access options. As a part of a comprehensive architectural definition called CommWorks(R), our product line enables network service providers to build high performance, scalable, and highly reliable packet-based networks in multi-service environments.

The CommWorks Multi-Service Architecture. The CommWorks architecture encompasses all areas of our carrier networks business' portfolio, reflecting the multi-service nature of our offerings in enhanced data services, IP telephony, wireless data access, and broadband access. The CommWorks architecture gives service providers a structured migration path as they shift from circuit-based networks to feature-rich and efficient packet-based IP networks. The CommWorks architecture includes a full line of products and services to support complete IP-based infrastructures. With open interfaces throughout, the CommWorks architecture allows service providers worldwide to quickly develop differentiated enhanced services and stake out leadership positions in their markets. We developed the CommWorks architecture in a standards-based environment designed to drive the evolution of IP offerings through relationships that will provide the building blocks for the next generation of telecommunication service providers.

Within our Carrier Network Business, products and services fall into two major groupings: enhanced data services, and new technologies. Both are structured along the definitions set forth in the CommWorks architecture. Both include complete professional services for carriers and network service providers.

Enhanced Data Services. As a pioneer in remote access service (RAS), we currently hold a leading position in this market. The Total Control 1000 platform is currently used by many major carriers worldwide, and has an installed base of eight million ports. The Total Control 1000 platform incorporates leading edge technologies in digital signal processing (DSP), access routing, call control, and network management. In addition to basic RAS functionality, our solution offers software capability that adds additional functionality to carrier networks.

New Technologies. New technologies are comprised of emerging products and services and are structured along the definitions set forth in the CommWorks architecture.

o IP Telephony. As an early participant in the market of IP Telephony, our IP Telephony program covers a wide range of options and capabilities. The Transparent Trunking product line allows network service providers to deploy packet technologies in their core time division multiplexed
      (TDM)/voice networks and run IP-based trunks in a cost-effective solution. We also offer a rich set of retail services that includes multi-stage dialing, fax, unified messaging, and Internet call waiting.

o Wireless. Our wireless solution set includes three different product lines. The first one is targeted at existing Code Division Multiple Access
      (CDMA) networks and enables these networks to offer data services. This solution works with most of the CDMA switches in the world. A higher speed, packet-based version of this product is also available. Additionally, we have announced our next generation wireless solution for carriers.

o Cable Access. We were a pioneer in enabling data services over cable infrastructures and we currently have two Cable Modem Termination Systems
      (CMTS) that are both Data Over Cable Service Interface Specification (DOCSIS) qualified. These scalable, high performance platforms provide cable operators with a cost-effective and reliable mechanism to offer a rich set of data services over their cable plants.

o DSL Access. We recently announced an OEM relationship with Copper Mountain Networks, Inc. ("Copper Mountain"). As a part of this relationship, we offer the Copper Mountain Digital Subscriber Line Access Multiplier (DSLAM) product line as the Total Control 500. This product adds DSL as an important element to our solution set and addresses a key requirement for carrier customers.

NEW PRODUCTS

In fiscal 2000, we announced or delivered a range of new products and enhancements to refresh our traditional product lines and to enter new markets. These include:

Commercial and Consumer Networks Business

      o Switch 4007 Layer 2 and 3 support for Gigabit Ethernet and Fast Ethernet aggregation
      o SuperStack II Switch 9100 Copper Gigabit Ethernet switching for workgroup and server aggregation
      o SuperStack II Switch 1000BASE-LX and 1000BASE-T Modules cost-effectively add a fiber Fast Ethernet backbone link to a switched workgroup
      o SuperStack II Switch 3300 XM Fast Ethernet switching for workgroups and backbone networks
      o SuperStack II Remote Access System 1500 enterprise class remote access server
      o NBX 25 Communications System, an Ethernet LAN-based telephony and data solution that offers small businesses a single network for voice and data communications
      o AirConnect 11 Mbps wireless LAN Access Point, Starter Pack, PC Card, and NIC
      o     Megahertz(R)56K Global GSM and Cellular Modem PC Card
      o Megahertz 10/100 LAN+56K Global Modem CardBus PC Card with autosensing XJACK(R)connector
      o OfficeConnect ADSL Router for high-speed broadband access over phone lines
      o OfficeConnect Internet Firewall provides affordable, effective Internet security for the small business
      o OfficeConnect Web Site Filter extends Internet access filtering of 3Com's OfficeConnect Internet Firewall
      o     OfficeConnect Dual 56K LAN Modem
      o HomeConnect ADSL Modem Dual Link lets two or more computers share one ADSL connection
      o HomeConnect Cable Modem External connects one computer or as many as 15 computers over a 10BASE-T LAN in a small office or home
      o HomeConnect IDSL Modem connects one computer in a home or small personal office to the Internet over a hybrid of ISDN and DSL
      o     HomeConnect ADSL Modem with Universal Serial Bus (USB) and
            Ethernet ports delivers always-on ADSL service for data, voice, and video
      o HomeConnect 10 Megabit Phoneline Network products create a two-PC home or home office network quickly and easily over existing phone wiring
      o HomeConnect Home Network Gateway gives users reliable, secure Internet connectivity, and manages attached equipment such as computers and modems

Carrier Networks Business

      o Total Control 2000 multi-service access platform that will support a variety of access media, including narrowband data services, IP telephony, wireless data, and broadband services
      o New DSP card set options for Total Control 1000 multi-service access platform
      o     CommWorks 8210 unified messaging system
      o CommWorks 5000 Network and Service Management System, which migrates analog networks to next-generation, packet-based converged e-Networks
      o CommWorks 4000 SoftSwitch enables next-generation IP-based multimedia services
      o Virtual Private Network (VPN) Gateway for Enhanced Data Services offers the same levels of availability, performance, and security as private WAN links, with the additional benefits of scalability and manageability
      o Total Control 1000 Platform Interworking Function (IWF) high density gateway
      o Expanded CommWorks architecture, including remote access, IP telephony, wireless, and cable access
      o CommWorks IP telephony platform-CommWorks Enhanced Services Phase 1, including retail IP telephony applications, fax-over-IP, and interactive voice response

PRODUCT DEVELOPMENT

Our research and development expenditures in fiscal years 2000, 1999, and 1998 were $610.9 million, $589.2 million, and $554.9 million, respectively. Our research and development expenditures span efforts to create new types of products and classes of service as well as to expand and improve our current product lines.

We are now focusing a higher percentage of our research and development investments in several high-growth or emerging areas. In fiscal 2001, we plan to invest nearly half of our total research and development expenditures in broadband, wireless, and IP telephony technologies to accelerate the introduction of new products to market.

Historically, we have incorporated proprietary application-specific integrated circuits (ASICs) into our products to provide key functions, cost efficiency, and the capacity for future upgrades. Customers can benefit from new technologies and enhanced capabilities through inexpensive, simple software upgrades rather than expensive, disruptive hardware replacements. In addition, ASICs facilitate higher density platforms--critical in certain applications, such as high-speed Layer 3 switching--and are less costly to manufacture. We incorporate ASIC technology into many of our products, including NICs, switches, hubs, and remote access equipment.

MARKETS AND CUSTOMERS

Our commercial and consumer networks business uses a highly leveraged, web-enabled business model to deliver the benefits of radical simplicity to millions of customers. Our carrier networks business uses a targeted, direct business model to create high-value service delivery solutions for our carrier and network service provider customers.

We serve three key markets: commercial enterprises with small- to mid-sized locations, consumers, and carriers and network service providers.

Commercial. For commercial enterprises with small to mid-sized locations, we deliver high-performance, cost-effective, easy-to-use network solutions that make it simple for employees to communicate with co-workers, set up efficient business relationships and supply chains with partners, and reach out to customers on a one-to-one basis. We offer secure, universal connectivity for workgroups in organizations of any size, with a focus on access products such as high speed LANs, web e-Network appliances, business LAN telephony, and broadband Internet access.

Consumer. We offer home network users, telecommuters, and mobile users rich, simple networking products that provide information, entertainment, and increased personal productivity. We offer economical home networks that give consumers quick, dependable, and secure Web access and allow the sharing of files and peripheral devices.

Carrier. The carrier and network service provider market ranges from traditional phone companies to new entrants specializing in high-speed data, wireless, and cable communications. We supply these companies with network solutions that allow them to create new service offerings and help them to establish unique positions in a competitive marketplace. Our versatile, scalable architecture makes it possible for carriers to integrate their existing infrastructures with innovative technologies that deliver an array of converged IP-based services to their customers, including enhanced data services, IP telephony, DSL access systems, cable access systems, and wireless access systems.

For the fiscal year ended June 2, 2000, Ingram Micro Inc. ("Ingram Micro") and Tech Data Corporation ("Tech Data") accounted for 15 percent and 13 percent of our total sales, respectively. For the fiscal year ended May 28, 1999, Ingram Micro and Tech Data accounted for 16 percent and 12 percent of our total sales, respectively. For the fiscal year ended May 31, 1998, Ingram Micro accounted for 14 percent of our total sales.

INTERNATIONAL OPERATIONS

We market our products globally, primarily through subsidiaries, sales offices, and relationships with OEMs and distributors with local presence in all significant global markets. Outside the U.S., we have significant research and development groups in the UK and Ireland. We have manufacturing facilities in Ireland and Singapore. We maintain sales offices in 44 countries outside the U.S.

BACKLOG

We manufacture our products in advance of receiving firm product orders from our customers based upon our forecasts of worldwide customer demand. Generally, orders are placed by the customer on an as-needed basis and may be canceled or rescheduled by the customer without significant penalty. Accordingly, backlog as of any particular date is not indicative of our future sales. As of June 2, 2000, we do not have backlog orders that cannot be filled within the next fiscal year.

MANUFACTURING

We use a combination of in-house manufacturing and independent contract manufacturers to produce our products. We operate manufacturing facilities in Santa Clara, California; Mount Prospect, Illinois; Blanchardstown, Ireland; and Changi, Republic of Singapore. Purchasing, assembly, burn-in, testing, final assembly, and quality assurance functions are performed at all of these facilities.

COMPETITION

Our competitors range from large telecommunications equipment companies and well-capitalized computer systems and communications companies, to start-up companies focused on certain niches of the networking market.

The commercial network market is characterized by a few broad-based suppliers offering multiple product lines as well as several companies with specialized product offerings. Principal competitors in the commercial market include Cisco Systems, Hewlett-Packard, Intel, Lucent Technologies, Motorola, Nortel Networks, and Xircom.

Competitors in the consumer market include Alcatel, Com21, Efficient Networks, Intel, Motorola, NETGEAR, and Nortel Networks.

Competitors in the carrier network market include Alcatel, Cisco Systems, Clarent, Lucent Technologies, Nortel Networks, Redback Networks, Siemens, and Sonus Networks.

In addition, we expect increasing competition from companies who could potentially incorporate networking, communications, and other computer processing functions onto a single chip.

INTELLECTUAL PROPERTY AND RELATED MATTERS

The quality of our innovation is reflected in a substantial portfolio of patents covering a wide variety of networking technologies. This ownership of core networking technologies creates opportunities to leverage our engineering investments and develop more integrated, powerful, and innovative networking solutions for customers.

We rely on U.S. and foreign patents, copyrights, trademarks, and trade secrets to establish and maintain proprietary rights in our technology and products. We have an active program to file applications for and obtain patents in the U.S. and in selected foreign countries where a potential market for our products exists. Our general policy has been to seek patent protection for those inventions and improvements likely to be incorporated in our products or that we otherwise expect to be valuable. As of June 2, 2000, we had 356 U.S. patents (including 342 utility patents and 14 design patents) and 83 foreign patents. During fiscal 2000, we filed 362 patent applications in the U.S. Numerous patent applications are currently pending in the U.S. and other countries that relate to our research and development. We also have patent cross license agreements with other companies.

We have registered 107 trademarks in the U.S. and have registered 82 trademarks in one or more of 73 foreign countries. Numerous applications for registration of domestic and foreign trademarks are currently pending.

EMPLOYEES

As of June 2, 2000, we had 10,597 full time employees, of whom 2,654 were employed in engineering, 3,094 in sales, marketing, and customer service, 2,819 in manufacturing, and 2,030 in finance and administration. Our employees are not represented by a labor organization, and we consider our employee relations to be satisfactory.

PALM SEPARATION

On September 13, 1999, we announced a plan to conduct an initial public offering
(IPO) of our Palm subsidiary. On March 2, 2000, we sold 4.7% of Palm's stock to the public in an IPO and sold 1.0% of Palm's stock in private placements. On July 27, 2000, we completed the Palm spin-off by distributing to our shareholders all of the remaining Palm common stock that we owned. The distribution ratio was 1.4832 shares of Palm for each outstanding share of 3Com common stock. Our consolidated financial statements set forth in Item 8 have been restated to account for Palm as a discontinued operation. Palm's business consists of the Palm(TM) branded line of handheld devices, the Palm OS(R) operating system platform, and the Palm.Net(R) service offering. Palm develops, designs, and markets Palm-branded handheld devices, which include the Palm III, Palm V, and Internet-enabled Palm VII product families. In addition, Palm licenses the Palm platform and provides the Palm.Net wireless Internet access service to support Internet-enabled handheld devices. Palm employs approximately 1,000 people worldwide.

BUSINESS REALIGNMENT

During fiscal 2000, we took steps to refocus our business strategy, change our growth profile, and streamline our operations. This included the separation and IPO of Palm and the realignment of our strategy to focus on high-growth markets, technologies, and products.

In connection with the separation of Palm, we incurred business realignment costs, which consisted primarily of incremental third party costs related to legal and accounting services, strategic business planning, information systems separation, development of compensation and benefits strategies, and costs to recruit certain key Palm management. As of June 2, 2000, we had incurred $9.9 million in realignment costs resulting from the Palm separation. Direct costs of the IPO, such as the underwriters' commissions and legal and accounting fees, were deducted from the proceeds of the offering.

We also announced plans to realign our strategy to focus on high-growth markets, technologies, and products. We are structuring our operations around two distinct business models: 1) Commercial and Consumer Networks Business and 2) Carrier Networks Business. In support of our new strategy, we announced a number of investments in new technologies and relationships with other companies. We are also exiting three major product lines that are no longer strategic to our future. During the fourth quarter of fiscal 2000, we exited our high-end LAN and WAN chassis product lines. We are currently in the process of exiting our analog-only modem product line. As of June 2, 2000, we have recognized $59.0 million in realignment charges related to implementing our change in strategic focus, as follows:

      o $59.9 million charge for severance and outplacement costs related to the termination of approximately 2,900 employees;
      o $27.2 million charge related to payments to suppliers and vendors to terminate agreements;
      o $20.2 million charge for realignment costs related to the disposition of long-term assets, primarily hardware and software;
      o $8.9 million charge for costs associated with the closure of approximately 300,000 square feet of office space through lease terminations;
      o $9.2 million charge related to other restructuring costs, primarily associated with professional fees and other direct costs of realignment; partially offset by a
      o $66.4 million gain that arose from a warrant to purchase common stock in Extreme Networks, Inc., received in exchange for implementation of a migration path for our customers of CoreBuilder(R) products.

We expect to substantially complete our business realignment initiatives during calendar year 2000.

ITEM 2. Properties

We operate in a number of locations worldwide. In fiscal 2000, we had several significant real estate activities.

During the first quarter of fiscal 2000, we sold a 133,000 square foot office building in Skokie, IL. The employees from this facility and others were consolidated into a larger campus in the Chicago area.

During the third quarter of fiscal 2000, we sold a 153,840 square foot manufacturing and office facility in Salt Lake City, Utah. The property was sold to an outsource manufacturer that continues to manufacture products for us in the facility.

We began an expansion project at the existing Dublin, Ireland manufacturing facility. This expansion will add 170,000 square feet to the existing 307,000 square feet. The construction is in progress and is due to be completed and fully operational by October 2000.

We lease and sublease to Palm approximately 195,000 square feet of office and research and development space on our Santa Clara, California headquarters site and approximately 15,000 square feet at our Winnersh site in the UK. The terms of these agreements expire in 2002 and 2003, respectively. These locations, as well as other subleased locations, are included in the table below.

We also own approximately 39 acres of undeveloped land in the San Francisco Bay Area, which is currently under contract for sale to Palm. The transaction is scheduled to close in fiscal 2001.

Our primary locations include the following:

Location            Sq. Ft.        Owned/Leased      Primary Use
--------            -------        ------------      -----------
United States -   1,487,000           Leased         Corporate headquarters, office, customer service,
San Francisco                                        research and development, manufacturing,
Bay Area                                             distribution, and computer center

                    120,000            Owned         Office, research and development

United States -   1,149,000            Owned         Office, research and development, customer service,
Chicago Area                                         and manufacturing

                    310,000            Owned         Property vacant; held for sale

United States -     571,000           Leased         Office, research and development, customer service,
Boston Area                                          and manufacturing

United States -     185,000            Owned         Office, research and development
Salt Lake City

Asia Pacific -      333,000            Owned         Office, manufacturing, and distribution
Singapore

Europe -            307,000            Owned         Office, research and development, and manufacturing
Ireland

Europe -            275,000        Owned/Leased      Office, research and development, and customer
UK                                                   service

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

Securities Litigation

On March 24 and May 5, 1997, securities class action lawsuits, captioned Hirsch
v. 3Com Corporation, et al., Civil Action No. CV764977 (Hirsch), and Kravitz v. 3Com Corporation, et al., Civil Action No. CV765962 (Kravitz), respectively, were filed against 3Com and certain of its officers and directors in the California Superior Court, Santa Clara County. The complaints allege violations of Sections 25400 and 25500 of the California Corporations Code and seek unspecified damages on behalf of a class of purchasers of 3Com common stock during the period from September 24, 1996 through February 10, 1997. In late 1999, these cases were stayed by the Court, pending resolution of proceedings in the Euredjian v. 3Com Corporation matter, discussed below. Because the Euredjian case has been dismissed, the Hirsch and Kravitz cases are no longer stayed. They are in discovery. No trial date has been scheduled.

On February 10, 1998, a securities class action, captioned Euredjian v. 3Com Corporation, et al., Civil Action No. C-98-00508CRB (Euredjian), was filed against 3Com and several of its present and former officers and directors in United States District Court for the Northern District of California asserting the same class period and factual allegations as the Hirsch and Kravitz actions. The complaint alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages. In May 2000, at the request of plaintiffs, the Court dismissed the Euredjian case with prejudice.

In December 1997, a securities class action, captioned Reiver v. 3Com Corporation, et al., Civil Action No. C-97-21083JW (Reiver), was filed in the United States District Court for the Northern District of California. Several similar actions have been consolidated into this action, including Florida State Board of Administration and Teachers Retirement System of Louisiana v. 3Com Corporation, et al., Civil Action No. C-98-1355. On August 17, 1998, the plaintiffs filed a consolidated amended complaint which alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and which seeks unspecified damages on behalf of a purported class of purchasers of 3Com common stock during the period from April 23, 1997 through November 5, 1997. 3Com has answered an amended complaint and the case is now in discovery. No trial date has been scheduled.

In October 1998, a securities class action lawsuit, captioned Adler v. 3Com Corporation, et al., Civil Action No. CV777368 (Adler), was filed against 3Com and certain of its officers and directors in the California Superior Court, Santa Clara County, asserting the same class period and factual allegations as the Reiver action. The complaint alleges violations of Sections 25400 and 25500 of the California Corporations Code and seeks unspecified damages. By agreement of the parties, this case will be stayed to allow the Reiver case to proceed.

On May 11, 1999, a securities class action, captioned Gaylinn v. 3Com Corporation, et al., Civil Action No. C-99-2185 MMC (Gaylinn), was filed against 3Com and several of its present and former officers and directors in United States District Court for the Northern District of California. Several similar actions have been consolidated into the Gaylinn action. On September 10, 1999, the plaintiffs filed a consolidated complaint which alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class of purchasers of 3Com common stock during the period from September 22, 1998 through March 2, 1999. In January 2000, the Court dismissed the complaint. In February 2000, plaintiffs filed an amended complaint. In June 2000, the Court dismissed the amended complaint without prejudice. Plaintiffs filed another amended complaint. On July 24, 2000, the Company filed a motion to dismiss the latest amended complaint.

Intellectual Property

On April 28, 1997, Xerox Corporation filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the United States District Court for the Western District of New York. The case is now captioned Xerox Corporation v. U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc. and 3Com Corporation (Civil Action Number 97-CV-6182T). The Complaint alleged willful infringement of United States Patent Number 5,596,656, entitled "Unistrokes for Computerized Interpretation of Handwriting." The Complaint sought to permanently enjoin the defendants from infringing the patent in the future. In an Order entered by the Court on June 6, 2000, the Court granted the defendants' motion for summary judgment of non-infringement, and the case was dismissed in its entirety. Xerox has appealed the dismissal to the U.S. Court of Appeals for the Federal Circuit.

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

   Name                        Age       Position
   ----                        ---       --------
Eric A. Benhamou               44        Chairman and Chief Executive Officer

Bruce L. Claflin               48        President and Chief Operating Officer

Irfan Ali                      36        Senior Vice President and General Manager, Carrier Networks
                                         Business

Dennis Connors                 46        Senior Vice President, e-Commerce

George Everhart                53        Senior Vice President, Worldwide Sales

Jef Graham                     44        Senior Vice President and General Manager, Commercial and
                                         Consumer Networks Business

John H. Hart                   54        Senior Vice President and Chief Technical Officer

Randy R. Heffner               50        Senior Vice President, Manufacturing Operations

Edgar Masri                    42        Senior Vice President, Business Development and
                                         President, 3Com Ventures

John McClelland                55        Senior Vice President, Supply Chain Operations

Mark D. Michael                49        Senior Vice President, Legal and Government Relations, and
                                         Secretary

Eileen Nelson                  53        Senior Vice President, Corporate Services

Michael Rescoe                 47        Senior Vice President, Finance, and Chief Financial Officer

    Name                       Age       Position
    ----                       ---       --------
Steve Rowley                   41        Senior Vice President, Americas Sales

Paul Sherer                    41        Senior Vice President, Technology

Jan Soderstrom                 53        Senior Vice President, Marketing and Brand Management

David H. Starr                 49        Senior Vice President and Chief Information Officer

ERIC A. BENHAMOU has been Chief Executive Officer since September 1990 and served as President from April 1990 through August 1998. Mr. Benhamou became Chairman of the Board of Directors in July 1994. Mr. Benhamou served as 3Com's Chief Operating Officer from April 1990 through September 1990. From October 1987 through April 1990, Mr. Benhamou held various general management positions within 3Com. Mr. Benhamou serves as Chairman of the Board of Directors of Palm, Inc., Chairman of the Board of Directors of Cypress Semiconductor, Inc. and as a member of the Board of Directors of Legato Systems, Inc. Mr. Benhamou is a member of President Clinton's Information Technology Advisory Council.

BRUCE L. CLAFLIN has been President and Chief Operating Officer since August 1998. Prior to joining 3Com, Mr. Claflin worked for Digital Equipment Corporation ("DEC") from October 1995 to June 1998. From July 1997 to June 1998, he was Senior Vice President and General Manager, Sales and Marketing at DEC and prior to that he served as Vice President and General Manager of DEC's Personal Computer Business Unit from October 1995 to June 1997. From April 1973 to October 1995, Mr. Claflin held a number of senior management and executive positions at International Business Machines Corporation ("IBM"). Mr. Claflin serves as a member of the Board of Directors of Time Warner Telecom.

IRFAN ALI has been the Senior Vice President and General Manager of the Carrier Networks Business since March 1999. From October 1997 to March 1999 he was Vice President, Worldwide Marketing--Carrier Systems Business Unit. Prior to joining 3Com, Mr. Ali worked for Newbridge Networks, Inc., where he was Vice President, Marketing from July 1995 to October 1997 and Assistant Vice President, Fast Packet Networks from July 1993 to June 1995. Prior to working at Newbridge Networks, Inc., Mr. Ali was Senior Manager, Market Development for Strategic Technology at Northern Telecom, Inc. from July 1991 to July 1993. From August 1987 to July 1991, Mr. Ali was a Senior Member of the Scientific Staff at Bell-Northern Research.

DENNIS CONNORS has been Senior Vice President of the e-Commerce Group since June 2000 and Senior Vice President of Global Customer Service since November 1999. Prior to joining 3Com, Mr. Connors was the Executive Vice President and General Manager of Business Operations and Services for Ericsson, Inc. He also served as Ericsson's Vice President and Global Business Manager for WorldCom in 1997. During his tenure at General Electric and the Ericsson/General Electric joint venture, Mr. Connors was the Vice President of Global Product Development and Operations from 1995 through 1997, and between 1993 and 1995 Mr. Connors was the Vice President of Marketing and Research and Development.

GEORGE EVERHART has been Senior Vice President of Worldwide Sales since July 2000. From May 1997 through November 1999, Mr. Everhart was the President and Chief Executive Officer for Fujitsu PC Corporation. He served as the President and Chief Operating Officer for Fujitsu from April 1996 through May 1997. Before joining Fujitsu, Mr. Everhart held various sales, marketing and general management positions at Apple Computer, Inc. In 1993, he served as the Vice President and General Manager of Apple's Business Markets Division. From 1993 through 1994, Mr. Everhart served as the Vice President and General Manager of Apple's PC Business Division. He served as Apple's Vice President of U.S. Sales from 1994 through 1995. From 1995 through 1996, Mr. Everhart served as Apple's Vice President of Business and Government Sales. Mr. Everhart is currently an Advisory Board Member for Sevant.com. He also sits on the Board of the Computing Technology Industry Association (CompTIA), as well as the Board of Fellows for the University of Santa Clara.

JEF GRAHAM has been Senior Vice President and General Manager of the Commercial and Consumer Networks Business since April 2000 and Senior Vice President and General Manager of the Personal Connectivity Business Unit from April 1999 through March 2000. Mr. Graham joined 3Com in August 1995 as Vice President and General Manager of the Mobile Communications Division. Prior to joining 3Com, he was President and Chief Executive Officer of Trident Systems, Inc. from May 1993 to July 1995. From July 1978 to April 1993, Mr. Graham held various general management, sales and marketing positions around the world for Hewlett-Packard Company.

JOHN H. HART has been Senior Vice President and Chief Technical Officer since August 1996. From the time Mr. Hart joined 3Com in September 1990 until July 1996, he was Vice President and Chief Technical Officer. Prior to joining 3Com, Mr. Hart worked for Vitalink Communications Corporation from June 1983 to August 1990, where his most recent position was Vice President of Network Products.

RANDY R. HEFFNER has been Senior Vice President, Manufacturing Operations since June 1997. From July 1992 through May 1997, Mr. Heffner was the Vice President of Manufacturing for Personal Connectivity Operations. Prior to joining 3Com, Mr. Heffner worked for NeXT Computer, Inc. as Vice President of Manufacturing from March 1987 to January 1992. Mr. Heffner worked for Hewlett-Packard Company from August 1974 to February 1987 in a variety of materials management and production control positions.

EDGAR MASRI has been Senior Vice President of Business Development and President, 3Com Ventures since April 2000. Mr. Masri served as Senior Vice President and General Manager, Network Systems Business Unit, from January 1999 through April 2000. From May 1998 through January 1999, he was Vice President and General Manager of the Small and Medium Sized Enterprise Business Unit. From September 1995 to May 1998, Mr. Masri served as Vice President and General Manager, Premises Distribution Division. Prior to becoming General Manager of the Premises Distribution Division, Mr. Masri was Director of Marketing, Premises Distribution Division from July 1992 to September 1995. He has held several marketing director positions for 3Com product lines and management roles in the fields of business development, engineering and project management. Mr. Masri joined 3Com in December 1985.

JOHN MCCLELLAND has been Senior Vice President, Supply Chain Operations since April 1999. Prior to joining 3Com, Mr. McClelland was Chief Industrial Officer for the Philips Consumer Electronics division of Philips International, B.V. from November 1998 to March 1999. Mr. McClelland was Vice President of Manufacturing and Distribution at Digital Equipment Corporation from February 1995 to October 1998. From October 1968 to January 1995, Mr. McClelland held various management positions at IBM. His last position at IBM was Vice President Manufacturing and Distribution, IBM PC Co. from April 1994 to January 1995.

MARK D. MICHAEL has been Senior Vice President, Legal and Government Relations, and Secretary since May 1999. Mr. Michael served as Senior Vice President, Legal, General Counsel and Secretary since September 1997. Mr. Michael joined 3Com in 1984 as Counsel, was named Assistant Secretary in 1985, and General Counsel in 1986. In 1989, Mr. Michael was named Corporate Secretary, and became a Vice President in 1991. Prior to joining 3Com, Mr. Michael was engaged in the private practice of law with law firms in Honolulu, Hawaii from 1977 to 1981 and in San Francisco from 1981 to 1984.

EILEEN NELSON has been Senior Vice President, Corporate Services since July 1998. From April 1997 to July 1998, Ms. Nelson served as Vice President, Enterprise Systems and Corporate Functions, Human Resources. From 1988 to April 1997, Ms. Nelson held various Human Resources Director level roles at the Company. Prior to joining 3Com, Ms. Nelson served as Director, Human Resources for Tandon Corporation from 1985 to 1988. From 1983 to 1985, Ms. Nelson was the Vice President, Human Resources and Administration at Davong Systems. Ms. Nelson is currently a member of the Board of Directors of Junior Achievement and the San Jose Cleveland Ballet.

MICHAEL RESCOE has been Senior Vice President, Finance, and Chief Financial Officer since May 2000. Prior to joining 3Com, Mr. Rescoe was the Chief Financial Officer for Intelisys Electronic Commerce. He also served as the Chief Financial Officer for PG&E Corporation from 1997 through 1999. Mr. Rescoe was the Chief Financial Officer of Enserch Corporation between 1995 and 1997. From 1992 through 1995, he was a Senior Managing Director (Partner) at Bear Stearns. Starting in 1983 through 1992, Mr. Rescoe held various positions in Corporate Finance at Kidder, Peabody, the last being Senior Vice President of Corporate Finance.

STEVE ROWLEY has been Senior Vice President, Americas Sales since June 1999. Mr. Rowley served as Vice President, 3Com Europe from April 1998 to June 1999. From June 1997 to April 1998, Mr. Rowley served as Vice President, 3Com European Enterprise Systems. From May 1996 to June 1997, Mr. Rowley served as Vice President of Europe Sales. Before joining 3Com, Mr. Rowley was General Manager and Marketing Director of Cellnet from 1994 to 1996. From 1984 to 1994, Mr. Rowley held various positions at IBM. His last position at IBM was Director of the Personal Computer Company.

PAUL SHERER has been Senior Vice President, Technology since November 1999. Mr. Sherer joined 3Com in September 1984 in its New Business Unit, and was appointed Vice President of Technology Development in November 1994. Mr. Sherer was a founder of the Fast Ethernet Alliance Industry consortium and served as the founding Chairman. As an inventor at 3Com, Mr. Sherer has been issued many United States and international patents in the areas of Network Performance Optimization, Network Security, Packet Switching, Network Management, Protocol Optimization, Physical Signaling, Fast Ethernet, Software Optimization, Gigabit Ethernet, and Multimedia on Data Networks.

JAN SODERSTROM has been Senior Vice President, Marketing and Brand Management since October 1999. Prior to joining 3Com, Ms. Soderstrom joined Visa USA in 1985 as Director of Advertising and Marketing. She served as Visa USA's Senior Vice President of Advertising and Marketing, before being appointed as the Executive Vice President of Marketing for Visa International from 1996 through 1999. She also served as Senior Vice President of Marketing for The Gap Stores from 1983 to 1984. In the past, Ms. Soderstrom has served on the Boards of Winkler Advertising, Decker Communications, the Ad Council and the Association of National Advertisers, where she served as Chairman from 1994 through 1996. Ms. Soderstrom is currently a member of the Board of Directors for the Women's Tennis Association and Illuminations.

DAVID STARR has been Senior Vice President and Chief Information Officer since August 1999. Prior to joining 3Com, Mr. Starr was the Chief Information Officer at Knight-Ridder from June 1998 to June 1999. From June 1997 to June 1998, Mr. Starr was the Chief Information Officer at Reader's Digest. Prior to Reader's Digest, Mr. Starr was Chief Information Officer for ITT Corporation from 1994 through 1997.

                                    PART II

ITEM 5. Market for 3Com Corporation's Common Stock and Related Stockholder
Matters

Fiscal 2000        High       Low        Fiscal 1999       High        Low
-----------        ----       ---        -----------       ----        ---

First Quarter     $32 3/8    $22 5/8     First Quarter    $32 13/16    $22 15/16
Second Quarter     45 3/8     24 5/16    Second Quarter    42 1/8       23 1/8
Third Quarter      84 1/4     38 1/8     Third Quarter     51 1/8       30 1/16
Fourth Quarter    119 3/4     35 9/16    Fourth Quarter    31 1/4       20

Our common stock has been traded in the Nasdaq stock market under the symbol COMS since our initial public offering on March 21, 1984. The preceding table sets forth the high and low sales prices as reported on the Nasdaq stock market during the last two years. As of June 2, 2000 we had approximately 5,941 stockholders of record. Our credit agreement permits payment of cash dividends subject to certain limitations based on our net income levels. However, we have not paid and do not anticipate that we will pay cash dividends on our common stock.

On July 27, 2000, we distributed to our shareholders in the form of a stock dividend 1.4832 shares of Palm for each outstanding share of 3Com common stock. The stock prices presented above reflect historical stock prices during fiscal 2000 and 1999 and have not been restated to reflect the distribution of our ownership in Palm to our shareholders.

ITEM 6. Selected Financial Data

The following selected financial information has been derived from the audited consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. The table below has been restated to account for Palm as a discontinued operation.

                                                           Years ended
                              --------------------------------------------------------------------------
                                                 May 28,         May 31,        May 31,        May 31,
(In thousands, except            June 2,          1999            1998           1997           1996
per share and employee data)      2000         (Restated)      (Restated)     (Restated)     (Restated)
--------------------------------------------------------------------------------------------------------
Sales                            $4,333,942     $5,202,253     $5,156,016     $5,481,681     $4,249,897
Net income from operations          674,303        403,874         30,214        500,533        347,875
Net income from continuing
   operations                       615,563        364,945         23,046        496,881        349,642
Net income per share,
   continuing operations:
   Basic                              $1.77          $1.01          $0.07          $1.50          $1.11
   Diluted                             1.72           0.99           0.06           1.41           1.02
--------------------------------------------------------------------------------------------------------
Total assets                     $6,492,954     $4,412,275     $4,048,887     $3,559,437     $2,590,000
Assets, net of discontinued
   operations                     5,434,717      4,331,995      3,954,513      3,526,219      2,585,194
Working capital, net of
   discontinued operations        3,184,718      2,162,345      1,868,704      1,543,468      1,238,012
Long-term obligations                93,453         94,268         92,135        170,652        169,536
Retained earnings                 1,982,079      1,403,709      1,079,775      1,049,561        691,850
Stockholders' equity              4,043,064      3,196,455      2,807,495      2,228,344      1,650,675

Number of employees                  10,597         12,543         12,610         13,477         11,453
--------------------------------------------------------------------------------------------------------

The per share amounts presented below are calculated net of taxes. For years prior to fiscal year 2000, the per share amounts are calculated net of taxes, using historical tax rates.

Net income for fiscal 2000 included a net pre-tax charge of approximately $13.5 million ($0.03 per share) for purchased in-process technology, a net pre-tax credit of approximately $2.3 million (no per share effect) primarily associated with past merger activities, a net pre-tax gain on the sale of land and facilities of $25.5 million ($0.05 per share), a net pre-tax charge of $68.9 million ($0.14 per share) for business realignment costs associated with our change in strategy and the Palm separation, and a net pre-tax gain on sale of investments of $838.8 million ($1.49 per share). Net income for fiscal 1999 included a net pre-tax charge of approximately $10.6 million ($0.02 per share) for purchased in-process technology, a net pre-tax credit of approximately $17.6 million ($0.03 per share) primarily associated with past merger activities, a pre-tax gain on sale of land and facilities of $4.2 million ($0.01 per share) and a pre-tax loss on investments of $2.6 million (no per share effect). Net income for fiscal 1998 included a pre-tax charge of approximately $8.4 million ($0.02 per share) related to purchased in-process technology and a net pre-tax charge of approximately $253.7 million ($0.58 per share) for merger-related costs and disposition of real estate. Net income for fiscal 1997 included a pre-tax charge of approximately $54.0 million ($0.15 per share) for purchased in-process technology, a pre-tax charge of approximately $6.6 million ($0.02 per share) for merger-related costs, and a tax benefit of approximately $17.9 million ($0.05 per share) related to an acquisition. Net income for fiscal 1996 included a net pre-tax charge of approximately $106.4 million ($0.31 per share) for purchased in-process technology, a pre-tax charge of approximately $69.0 million ($0.14 per share) for merger-related costs, and a pre-tax charge of approximately $1.0 million (no per share effect) for a litigation settlement. See notes to the consolidated financial statements for additional information on the above transactions for fiscal years 2000, 1999, and 1998.

Excluding the non-recurring items noted above, net income from continuing operations and net income per share from continuing operations, on a diluted basis would have been as follows:

                                                           Years ended
                              --------------------------------------------------------------------------
(In thousands,                    June 2,        May 28,        May 31,         May 31,        May 31,
except per share data)             2000           1999           1998            1997           1996
--------------------------------------------------------------------------------------------------------
Net income from continuing
  operations excluding
  non-recurring items              $122,992       $359,227       $238,892       $539,544       $505,821
Net income per share from
  continuing operations
  excluding non-recurring items       $0.34          $0.97          $0.65          $1.53          $1.48

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Our consolidated financial statements for all periods account for Palm, Inc. ("Palm") as a discontinued operation, as a result of our decision to distribute the Palm common stock we owned to 3Com shareholders in the form of a stock dividend. Unless otherwise indicated, the following discussion relates to our continuing operations. Subsequent to the distribution to shareholders on July 27, 2000, Palm's operations ceased to be part of our operations and reported results.

CHANGE IN STRATEGIC FOCUS

On March 20, 2000, we announced plans to realign our strategy to focus on high-growth markets, technologies, and products. We are structuring our operations around two distinct business models: 1) Commercial and Consumer Networks Business and 2) Carrier Networks Business.

The commercial and consumer networks business uses a highly leveraged, web-enabled business model to deliver the benefits of radical simplicity to millions of customers. The focus of our commercial and consumer networks business is on targeted sectors of the commercial and consumer markets.

The carrier networks business uses a targeted, direct business model to create high-value service delivery solutions for our carrier and network service provider customers. The focus of our carrier networks business is on carrier-class access infrastructures and IP services platforms for the network service provider market.

In support of our new strategy, we also announced a number of investments in new technologies and relationships with other companies. We are also exiting three major product lines that are no longer strategic to our future.

Commercial and Consumer Networks Business

We announced three alliances. We will be integrating Inktomi's web-caching technology, SonicWALL's firewall technology, and F5 Networks' Layer 4 through Layer 7 switching technology with our network solutions. These capabilities enrich our commercial network solutions by making them more secure and more application-ready.

We also announced two voice-technology strategic partnerships, one with Apropos Technology and the other with Symbol Technologies, that will help us develop IP-based call center and multimedia customer interaction centers layered upon our NBX LAN telephony solutions.

We announced a strategic relationship with CAIS, the leading service provider in the hospitality market. In the first quarter of fiscal 2001, we made a $20 million minority equity investment in CAIS. Hotel rooms and other such community spaces are examples of small-to-mid-sized locations which are rapidly ramping-up their networking capabilities for Internet, voice, and video service delivery. CAIS is making purchase commitments to us for network infrastructure equipment used to create these vertical solutions for hospitality environments.

During fiscal 2000, we also formed a global alliance with marchFIRST to develop, market, and deliver wireless applications for the mobile workplace and converged voice, video, and data solutions. We made a $40 million minority equity investment in marchFIRST and we agreed to contribute up to $60 million to fund the development of several solutions which we will jointly develop and sell. One of these solutions is Distance Learning, targeted to the education environment. The second is Enterprise Mobility, targeted at the retail environment. The third is a Call Center, which brings together advanced telephony and the Internet into an integrated environment. All three of these solutions represent potential high-growth markets where customers want turnkey, drop-in solutions.

Carrier Networks Business

During our fourth fiscal quarter, we acquired Call Technologies, a Virginia-based software leader in the field of Unified Messaging (UM) and carrier-class Operational Support Systems (OSS) management. Unified messaging gives people access to any message--voice, fax, or email--across any network. The OSS product set from Call Technologies provides carriers with advanced capabilities to deliver end-to-end services across the network.

We also announced an expansion of our strategic partnership with Copper Mountain, which will now include Copper Mountain's Digital Subscriber Line Access Multiplexer (DSLAM) product. This adds DSL as a key access infrastructure to complement our existing access options over dial-up, cable, and wireless infrastructures.

We made a $4 million minority equity investment in Atrica, a start-up in the field of fiber-based Metropolitan Area Networking (MANs). We expect MANs to become another important access infrastructure which will provide the framework for the provisioning, management, and delivery of IP-based services.

Exiting Product Lines

In addition, we have exited or are in the process of exiting product lines that are no longer strategic to our future. During the fourth quarter of fiscal 2000, we exited our high-end LAN and WAN chassis product lines. We are currently in the process of exiting our analog-only modem product line.

During the fourth quarter of fiscal 2000, we executed definitive agreements with Extreme and Motorola, pertaining to our exit from high-end LAN and WAN chassis product lines, respectively. We completed the transfer of assets and human resources associated with these product lines and contacted all of our affected strategic partners and customers. We also made available to them various transition paths for their networks and dedicated resources from our Large Account Program Office. We will continue to sell support contracts to customers who have purchased our high-end LAN and WAN chassis products.

We signed separate agreements with our partners Accton Technology and NatSteel Electronics pertaining to the transfer of our analog-only modem product line to a joint venture. The new company is called U.S. Robotics Corporation ("New USR") and we hold a minority equity position. New USR will research, design, market, and sell Internet access products, including U.S. Robotics(R)-branded analog modems. We have entered into non-binding agreements pertaining to the sale or transfer of our manufacturing and distribution operations based in Chicago, Illinois and our Mount Prospect, Illinois manufacturing facility.

BUSINESS COMBINATIONS AND JOINT VENTURES

We completed the following transactions during the fiscal year ended June 2, 2000:

o On April 3, 2000, we acquired certain assets of Call Technologies, Inc. ("Call Technologies"), a leading developer of Unified Messaging (UM) and carrier-class Operational Systems and Support (OSS) software solutions for service providers. The aggregate purchase price was $86.0 million, consisting of cash paid to Call Technologies of $73.4 million, assumption of stock options with a fair value of $8.6 million, the assumption of $1.4 million in debt and $2.6 million of costs directly attributable to the completion of the acquisition. $10.6 million of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use, and was charged to operations in the fourth quarter of fiscal 2000. This purchase resulted in $86.7 million of goodwill and other intangible assets that are being amortized over estimated useful lives of three to seven years.

o On December 22, 1999, we acquired certain assets of LANSource Technologies, Inc. ("LANSource"), a leading developer of Internet and LAN fax software and modem sharing software. The aggregate purchase price was $15.8 million, consisting of cash paid to LANSource of $15.6 million and $0.2 million of costs directly attributable to the completion of the acquisition. $2.9 million of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use, and was charged to operations in the third quarter of fiscal 2000. This purchase resulted in $13.3 million of goodwill and other intangible assets that are being amortized over estimated useful lives of two to five years.

o On December 2, 1999, we acquired certain assets of Interactive Web Concepts, Inc. ("IWC"), an Internet business consulting, creative design, and software engineering firm. The aggregate purchase price was $3.5 million, consisting of cash paid to IWC of $3.4 million and $0.1 million of costs directly attributable to the completion of the acquisition. This purchase resulted in $4.1 million of goodwill and other intangible assets that are being amortized over estimated useful lives of three years.

Subsequent to our fiscal year ended June 2, 2000, we acquired Kerbango, Inc. ("Kerbango"), the developer of the world's first standalone Internet radio, radio tuning system, and radio web site. The aggregate purchase price was approximately $80 million.

We completed the following transactions during the fiscal year ended May 28, 1999:

o On March 5, 1999, we acquired NBX Corporation ("NBX"). The aggregate purchase price of $87.8 million consisted of cash of approximately $75.4 million, assumption of stock options with a fair value of approximately $11.9 million, and $0.5 million of costs directly attributable to the completion of the acquisition. Approximately $5.6 million of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use, and was charged to operations in the fourth quarter of fiscal 1999. This purchase resulted in approximately $94.4 million of goodwill and other intangible assets that are being amortized over estimated useful lives of two to seven years.

o On February 18, 1999, we acquired certain assets of ICS Networking, Inc. ("ICS"), a wholly-owned subsidiary of Integrated Circuit Systems, Inc. for an aggregate purchase price of $16.1 million in cash including $0.1 million of costs directly attributable to the completion of the acquisition. Approximately $5.0 million of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use, and was charged to operations in the third quarter of fiscal 1999. This purchase resulted in approximately $6.9 million of goodwill and other intangible assets that are being amortized over estimated useful lives of three to seven years.

o On January 25, 1999, we entered into a joint venture named ADMtek, Inc. ("ADMtek"). We contributed approximately $5.3 million in cash for a 44 percent interest in the joint venture and began consolidating the joint venture with our results, due to our ability to exercise control over its operating and financial policies. In September 1999, we sold a portion of our existing interest in ADMTek to our joint venture partner. As a result of this sale, our ownership interest was reduced and we no longer exercised control over the joint venture. Therefore, during our second fiscal quarter, we began accounting for this investment using the cost method.

o On November 6, 1998, we acquired EuPhonics, Inc. ("EuPhonics"). The aggregate purchase price of $8.3 million consisted of cash of approximately $6.6 million, assumption of stock options with a fair value of approximately $1.5 million, and $0.2 million of costs directly attributable to the completion of the acquisition. The charge for purchased in-process technology associated with the acquisition was not material, and was included in research and development expenses in the second quarter of fiscal 1999. This purchase resulted in approximately $10.8 million of goodwill and other intangible assets that are being amortized over estimated useful lives of four years.

We completed the following acquisitions during the fiscal year ended May 31, 1998:

o On June 12, 1997, we completed a merger with U.S. Robotics Corporation ("U.S. Robotics"), the leading supplier of products and systems for accessing information across the wide area network (WAN), including modems and remote access products. This merger was accounted for as a pooling-of-interests. We issued approximately 158 million shares of our common stock in exchange for all outstanding common stock of U.S. Robotics. We also assumed all options to purchase U.S. Robotics' stock, which were converted into options to purchase approximately 31 million shares of our common stock, pursuant to the terms of the merger.

o On March 2, 1998, we purchased Lanworks Technologies, Inc. ("Lanworks"), for approximately $13.0 million in cash. Approximately $8.4 million of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use, and was charged to operations in the fourth quarter of fiscal 1998.

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal years indicated, the percentage of total sales represented by the line items reflected in our consolidated statements of income (the table below has been restated to account for Palm as a discontinued operation):

                                                                      Fiscal Years Ended
                                                              ---------------------------------
                                                                           May 28,      May 31,
                                                               June 2,      1999         1998
                                                                2000     (Restated)    (Restated)
                                                              ---------------------------------
Sales                                                          100.0%       100.0%       100.0%
Cost of sales                                                   57.3         55.7         56.4
                                                               -----        -----        -----
Gross margin                                                    42.7         44.3         43.6
                                                               -----        -----        -----
Operating expenses:
    Sales and marketing                                         22.0         19.8         21.1
    Research and development                                    14.1         11.3         10.8
    General and administrative                                   4.9          4.4          4.9
    Purchased in-process technology                              0.3          0.2          0.2
    Merger-related (credits) charges, net                       (0.1)        (0.3)         4.9
    Net gains on land and facilities                            (0.5)        (0.1)          --
    Business realignment costs                                   1.6           --           --
                                                               -----        -----        -----
        Total operating expenses                                42.3         35.3         41.9
                                                               -----        -----        -----
Operating income                                                 0.4          9.0          1.7
Gains (losses) on investments, net                              19.4         (0.1)          --
Interest and other income, net                                   2.4          1.1          0.3
                                                               -----        -----        -----
Income from continuing operations before income taxes and
  equity interests                                              22.2         10.0          2.0
Income tax provision                                             7.9          3.0          1.6
Other interests in loss of consolidated joint venture             --           --           --
Equity interest in loss of unconsolidated investee               0.1           --           --
                                                               -----        -----        -----
Net income from continuing operations                           14.2          7.0          0.4

Net income from discontinued operations                          1.4          0.8          0.2
                                                               -----        -----        -----

Net income                                                      15.6%         7.8%         0.6%
                                                               =====        =====        =====

Pro forma:
    Operating expenses                                          41.0%        35.5%        36.8%
    Operating income                                             1.7          8.8          6.8
    Net income                                                   2.8          6.9          4.6

Pro forma results. Pro forma results exclude the following, net of taxes: purchased in-process technology, merger-related (credits) charges, gains on land and facilities, business realignment costs, gains (losses) on investments, and net income from discontinued operations.

Other non-recurring charges. In addition, during our fourth fiscal quarter, we incurred certain non-recurring charges related to the exiting of our high-end LAN and WAN chassis and analog-only modem product lines. These costs, which are included in both actual and pro forma results, totaled $59.3 million, of which $55.5 million is included in cost of sales, $2.4 million is included in sales and marketing, $0.9 million is included in research and development, and $0.5 million is included in general and administrative.

Comparison of fiscal years ended June 2, 2000 and May 28, 1999

Sales

Through the end of fiscal 2000, our principal operating segments were Network Systems and Personal Connectivity. As a result of our new strategic focus, our principal operating segments beginning in fiscal 2001 are expected to be: 1) Commercial and Consumer Networks Business and 2) Carrier Networks Business.

Fiscal 2000 sales totaled $4.33 billion, a decrease of 17 percent from fiscal 1999 sales of $5.20 billion.

Network Systems. Sales of network systems products (e.g., switches, hubs, remote access concentrators, routers, and customer service and support) in fiscal 2000 were $2.21 billion, a decrease of 15 percent from fiscal 1999 sales of $2.61 billion. The decrease in sales of network systems products when compared to fiscal 1999 was due to our business realignment activities as well as increased price competition and loss of market share in the LAN workgroup hubs and switches markets. On March 20, 2000, we announced that we would be exiting our high-end LAN and WAN chassis product lines. This announcement caused us to experience a significant decrease in sales related to these products in the fourth quarter of fiscal 2000, as well as some disruption to the sales of on-going products. Sales of network systems products represented 51 percent of total sales in fiscal 2000 compared to 50 percent of total sales in fiscal 1999.

Personal Connectivity. Sales of personal connectivity products (e.g., desktop NICs, desktop modems, and personal computer (PC) cards for mobile computers) in fiscal 2000 were $2.12 billion, a decrease of 18 percent from fiscal 1999 sales of $2.59 billion. The decrease in sales of personal connectivity products when compared to fiscal 1999 was due to our business realignment activities as well as industry-wide price declines within the markets for both analog modems and NICs. We announced on March 20, 2000 that we would be exiting our analog-only modem product line. As a result, we experienced a significant decrease in sales related to these products in the fourth quarter of fiscal 2000. Sales of personal connectivity products represented 49 percent of total sales in fiscal 2000 compared to 50 percent of total sales in fiscal 1999.

New Operating Segments. As a result of our new strategic focus, beginning in the first quarter of fiscal 2001, we expect to report our financial results in two principal operating segments: 1) Commercial and Consumer Networks Business and
2) Carrier Networks Business. We have exited our high-end LAN and WAN chassis product lines and are in the process of exiting our analog-only modem product line, and will present sales information for these product lines together, separately from our two operating segments.

Geographic. U.S. sales represented 49 percent of total sales in fiscal 2000 compared to 51 percent in fiscal 1999 and decreased 21 percent when compared to fiscal 1999. International sales in fiscal 2000 decreased 12 percent when compared to fiscal 1999. The overall decline in both U.S and international sales is largely attributable to our decision, announced on March 20, 2000, to exit our high-end LAN and WAN chassis and analog-only modem product lines as part of our business realignment initiative. International sales reflected strong growth in the Asia Pacific region, offset by lower sales in Europe.

Gross Margin

Gross margin as a percentage of sales was 42.7 percent in fiscal 2000, compared to 44.3 percent in fiscal 1999. The decline in gross margins was due to the impact of our business realignment on our fourth quarter results, partially offset by higher gross margin performance during our first three fiscal quarters. For the first three quarters of fiscal 2000, the gross margin percentage was 46.4 percent. The higher gross margin performance during the first three quarters of fiscal 2000 was primarily due to improvements in our inventory management, which resulted in reduced manufacturing period costs, partially offset by higher costs for certain product components. During the fourth quarter of fiscal 2000, gross margins were lower due to reduced sales volumes associated with our business realignment. In addition, we incurred one-time charges of $55.5 million within cost of sales primarily related to excess and obsolete inventory, warranty reserves, and return and rebate programs in connection with the exiting of certain product lines. The gross margin percentage in the fourth quarter of fiscal 2000 was 25.3 percent. For fiscal 2000 in total, the decline in the gross margin percentage was relatively small because the fourth quarter impact was moderated by higher gross margins during our first three fiscal quarters. We expect gross margins as a percentage of sales to improve from our fourth quarter levels, trending toward our long-term target of 44 to 46 percent of sales, which we expect to reach during fiscal year 2002.

Operating Expenses

Operating expenses in fiscal 2000 were $1.83 billion, or 42.3 percent of sales, compared to $1.84 billion, or 35.3 percent of sales in fiscal 1999. Excluding purchased in-process technology charges of $13.5 million, net gains on land and facilities of $25.5 million, net merger-related credits of $2.3 million, business realignment costs of $68.9 million, and $3.8 million of non-recurring charges embedded within sales and marketing, research and development, and general and administrative expenses related to the exiting of our high-end LAN and WAN chassis and analog-only modem product lines, operating expenses would have been $1.77 billion, or 40.9 percent of sales for fiscal 2000. Excluding a purchased in-process technology charge of $10.6 million, net gains on land and facilities of $4.2 million, and net merger-related credits of $17.6 million, operating expenses would have been $1.85 billion, or 35.5 percent of sales for fiscal 1999. In the fourth quarter of fiscal 2000, operating expenses as a percentage of sales were 69.8 percent, compared to 36.3 percent for the first three quarters of fiscal 2000. We expect operating expenses as a percentage of sales to decrease from our fourth quarter levels, trending toward our long-term target of 31 to 33 percent of sales, which we expect to reach during fiscal year 2002.

Sales and Marketing. Sales and marketing expenses in fiscal 2000 decreased $78.6 million or 7.6 percent from fiscal 1999. Sales and marketing expenses as a percentage of sales increased to 22.0 percent of sales in fiscal 2000 compared to 19.8 percent of sales in fiscal 1999. The year-over-year decrease in sales and marketing expenses in absolute dollars was attributable to lower salesforce expenses and reduced spending on marketing programs related to non-strategic product lines. The year-over-year increase as a percentage of sales was affected by the sharp decline in sales in the fourth quarter of fiscal 2000, as described above, partially offset by the lower salesforce expenses and reduced spending on marketing programs related to non-strategic product lines. Sales and marketing expenses as a percentage of sales in the fourth quarter of fiscal 2000 were 32.1 percent, compared to 19.8 percent for the first three quarters of fiscal 2000. In association with our business realignment, we have announced a new 3Com brand identity and branding campaign. We expect to incur significant expenses on marketing and advertising programs to build consumer and market awareness of our new brand.

Research and Development. Research and development expenses in fiscal 2000 increased $21.7 million or 3.7 percent compared to fiscal 1999. Research and development expenses as a percentage of sales increased to 14.1 percent of sales in fiscal 2000 compared to 11.3 percent of sales in fiscal 1999. The year-over-year increase in research and development expenses in absolute dollars was primarily due to increased investments in our targeted high-growth, emerging product lines: multi-services access to carrier networks, LAN telephony, broadband access (primarily cable and DSL), wireless access, home networking, and internet appliances, partially offset by decreased spending related to mature product lines such as analog modems. The year-over-year increase as a percentage of sales was affected by the sharp decline in sales in the fourth quarter of fiscal 2000, as described above, as well as the increased investments in our targeted emerging growth product lines. In the fourth quarter of fiscal 2000, research and development expenses as a percentage of sales were 20.9 percent, compared to 12.6 percent for the first three quarters of fiscal 2000. As part of our business realignment strategy, we are placing a strong focus on our targeted emerging growth markets. We plan to continue to invest a significant proportion of our financial resources towards developing products for these markets. In addition, we intend to continue to enter into strategic partnerships, acquire companies with relevant intellectual property, and make strategic investments where appropriate.

General and Administrative. General and administrative expenses in fiscal 2000 decreased $14.3 million or 6.3 percent from fiscal 1999. As a percentage of sales, general and administrative expenses increased to 4.9 percent of sales in fiscal 2000 compared to 4.4 percent of sales in fiscal 1999. The year-over-year decrease in general and administrative expenses in absolute dollars was primarily due to lower bad debt expenses, which resulted from an increased rate of collection of past-due accounts, partially offset by higher spending on employee incentive programs and higher consulting costs. The year-over-year increase as a percentage of sales was affected by the sharp decline in sales in the fourth quarter of fiscal 2000, as described above, as well as the increase in spending on employee incentive programs and consulting, partially offset by decreased bad debt expenses. In the fourth quarter of fiscal 2000, general and administrative expenses as a percentage of sales were 7.0 percent, compared to
4.5 percent for the first three quarters of fiscal 2000.

Purchased In-Process Technology. During fiscal 2000, we recorded a charge for purchased in-process technology of approximately $13.5 million associated with the acquisitions of certain assets of Call Technologies and LANSource. We have continued to develop technologies that were in process at Call Technologies and LANSource, as of the dates of the acquisitions. The costs to be incurred for the projects in process are primarily labor costs for design, prototype development, and testing. As of June 2, 2000, we estimate that approximately $4.0 million will be spent to complete the acquired research and development projects.

Merger-Related (Credits) Charges, Net. During fiscal 2000, we recorded net pre-tax merger-related credits of approximately $2.3 million. This net amount reflects adjustments to previously recorded merger and restructuring charges.

Net Gains on Land and Facilities. During fiscal 2000, we sold our manufacturing facility and related assets in Salt Lake City, Utah to Manufacturers' Services, Ltd., and recognized an impairment charge for our remaining Salt Lake City facility held for sale, which together resulted in a net gain of $25.5 million.

Business Realignment Costs. During fiscal 2000, we took steps to refocus our business strategy, change our growth profile, and streamline our operations. This included the separation and IPO of Palm and the realignment of our strategy to focus on high-growth markets, technologies, and products. Business realignment costs in fiscal 2000 were $68.9 million, of which $9.9 million related to the separation of Palm from 3Com and $59.0 million related to implementing our change in strategic focus.

Gains (Losses) on Investments, Net

Net gains on investments of $838.8 million were recorded during fiscal 2000, comprised of $792.7 million of net gains realized on sales of publicly traded equity securities and $46.1 million of net gains recognized due to fair value adjustments of investments in limited partnership venture capital funds and in private companies acquired by public companies. During fiscal 1999, losses on investments were $2.6 million.

Interest and Other Income, Net

Interest and other income, net was $104.3 million in fiscal 2000, compared to $56.9 million in fiscal 1999. The increase of $47.4 million compared to fiscal 1999 was primarily due to higher interest income, attributable to higher cash and short-term investment balances, as well as higher interest rates.

Income Tax Provision

Our effective income tax rate was 35.5 percent in fiscal 2000 compared to 30.1 percent in fiscal 1999. The increase in tax rate from 1999 to 2000 was primarily attributable to our gains on investments during fiscal 2000. The effective tax rate on all other income for fiscal 2000 was 29.1 percent.

Other Interests in Loss of Consolidated Joint Venture

In January 1999, we entered into a joint venture named ADMTek and began consolidating the joint venture with our results, due to our ability to exercise control over its operating and financial policies. In September 1999, we sold a portion of our existing interest in ADMTek to our joint venture partner. As a result of this sale, our ownership interest was reduced and we no longer exercised control over the joint venture. Therefore, during our second fiscal quarter, we began accounting for this investment using the cost method. The pro-rata share of the joint venture's loss allocated to the other investors for the period during which we had the ability to exercise control over the joint venture was $1.0 million in fiscal 2000 and $1.1 million in fiscal 1999.

Equity Interest in Loss of Unconsolidated Investee

In August 1999, we invested $7.5 million in OmniSky Corporation ("OmniSky"). This investment was accounted for using the equity method. For fiscal 2000, equity interest in loss of unconsolidated investee was $5.6 million.

Net Income from Continuing Operations

Net income from continuing operations for fiscal 2000 was $615.6 million, or $1.72 per share, compared to $364.9 million, or $0.99 per share for fiscal 1999.

Net Income from Discontinued Operations

Net income from discontinued operations includes the results of operations of Palm. Net income from discontinued operations for the fiscal year ended June 2, 2000 was $58.7 million, or $0.16 per share, compared to $38.9 million, or $0.10 per share, for fiscal 1999.

Net Income

Net income for fiscal 2000 was $674.3 million, or $1.88 per share, compared to $403.9 million, or $1.09 per share for fiscal 1999. Excluding certain items (purchased in-process technology, merger-related (credits) charges, gains on land and facilities, business realignment costs, gains (losses) on investments, and net income from discontinued operations), net of taxes, pro forma net income was $123.0 million, or $0.34 per share for fiscal 2000, compared to $359.2 million, or $0.97 per share for fiscal 1999.

Comparison of fiscal years ended May 28, 1999 and May 31, 1998

Sales

Fiscal 1999 sales totaled $5.20 billion, an increase of one percent from fiscal 1998 sales of $5.16 billion.

Network Systems. Sales of network systems products (e.g., switches, hubs, remote access concentrators, routers, and customer service and support) in fiscal 1999 were $2.61 billion, an increase of 11 percent from fiscal 1998 sales of $2.35 billion. The increase in network systems products sales when compared to fiscal 1998 was primarily due to growth in workgroup switching product sales, customer service sales, and the introduction of our CoreBuilder 9000 enterprise switch, partially offset by a decrease in certain other enterprise systems products. Sales of network systems products represented 50 percent of total sales in fiscal 1999 compared to 46 percent of total sales in fiscal 1998.

Personal Connectivity. Sales of personal connectivity products (e.g., desktop NICs, desktop modems, and PC Cards for mobile computers) in fiscal 1999 were $2.59 billion, a decrease of eight percent from fiscal 1998 sales of $2.81 billion. The decline in personal connectivity sales when compared to fiscal 1998 was primarily due to lower sales of desktop analog modems. Sales of personal connectivity products represented 50 percent of total sales in fiscal 1999 compared to 54 percent of total sales in fiscal 1998.

Our sales in fiscal 1999 were primarily impacted by the transformation of our business mix. Historically, a significant portion of our sales has been derived from desktop NICs, analog modems, and stackable hubs, which have entered the mature phase of their product life cycles. Sales in these product markets are flat to declining, because these products are particularly sensitive to price competition, are beginning to be replaced by newer technologies, and are increasingly being distributed through the PC OEM channel which carries lower average selling prices. Further, our sales of NICs and modems are highly correlated with sales in the PC market. While the overall PC market continues to grow, sales of low-end PCs are growing faster than high-end PCs. Lower priced PCs are not typically sold with high performance NICs and modems such as those we offer. Our aggregate sales increased on a year-over-year basis primarily because of growth in workgroup switching.

U.S. sales represented 51 percent of total sales in fiscal 1999 compared to 54 percent in fiscal 1998 and decreased three percent when compared to fiscal 1998. International sales in fiscal 1999 increased six percent when compared to fiscal 1998. Historically, the Asia Pacific and Latin American regions have been high-growth regions for the networking industry and for us. We believe that fiscal 1999 sales were impacted by the economic turmoil that occurred in these markets. Fiscal 1999 sales in the Asia Pacific region remained flat when compared to fiscal 1998. In addition, sales in the Latin American region decreased by 12 percent when compared to fiscal 1998.

Gross Margin

Gross margin as a percentage of sales was 44.3 percent in fiscal 1999, compared to 43.6 percent in fiscal 1998. The year-over-year gross margin improvement came from virtually all product lines and was primarily the result of product cost reductions, increased mix of certain higher margin network systems products, improved inventory management, and improved manufacturing capacity utilization.

Operating Expenses

Operating expenses in fiscal 1999 were $1.84 billion, or 35.3 percent of sales, compared to $2.16 billion, or 41.9 percent of sales in fiscal 1998. Excluding a purchased in-process technology charge of $10.6 million and a merger-related credit of $17.6 million, and net gains on land and facilities of $4.2 million, operating expenses would have been $1.85 billion, or 35.5 percent of sales for fiscal 1999. Excluding a purchased in-process technology charge of $8.4 million and a merger-related charge of $253.7 million primarily associated with the U.S. Robotics merger, operating expenses would have been $1.90 billion, or 36.8 percent of sales for fiscal 1998. The decline as a percentage of sales was primarily due to cost reductions as a result of post-merger consolidation activities.

Sales and Marketing. Sales and marketing expenses in fiscal 1999 decreased $58.4 million or five percent from fiscal 1998. Sales and marketing expenses as a percentage of sales decreased to 19.8 percent of sales in fiscal 1999 compared to 21.1 percent of sales in fiscal 1998. The year-over-year decrease in spending related to mature product lines such as analog modems.

Research and Development. Research and development expenses in fiscal 1999 increased $34.3 million or six percent compared to fiscal 1998. Research and development expenses as a percentage of sales increased to 11.3 percent of sales in fiscal 1999 compared to 10.8 percent of sales in fiscal 1998. The year-over-year increase in research and development expenses is primarily attributable to the cost of developing new products and enhancements in the areas of switching, VOIP and LAN telephony, wireless access, broadband access (primarily cable and DSL), and NICs. The timely introduction of new technologies and products is crucial to our success, and we plan to continue to make acquisitions or strategic investments to accelerate time to market where appropriate.

General and Administrative. General and administrative expenses in fiscal 1999 decreased $24.3 million or ten percent from fiscal 1998. As a percentage of sales, general and administrative expenses decreased to 4.4 percent of sales in fiscal 1999 compared to 4.9 percent of sales in fiscal 1998. The year-over-year decrease in general and administrative expenses in absolute dollars is primarily due to the elimination of duplicate infrastructure from the U.S. Robotics merger, partially offset by an increase in the provision for bad debts, primarily related to receivables in certain international regions.

Purchased In-Process Technology. During fiscal 1999, we recorded a charge for purchased in-process technology of approximately $10.6 million associated with the acquisitions of NBX, and certain assets of ICS.

Merger-Related (Credits) Charges, Net. During fiscal 1999, we recorded net pre-tax merger-related credits of approximately $17.6 million. This net amount reflects adjustments to previously recorded merger and restructuring charges, composed of a net pre-tax credit of approximately $20.6 million and a $3.0 million charge reflecting a change in the estimated net realizable value of closed manufacturing plants in Chicago.

Net Gains on Land and Facilities. During fiscal 1999, we recorded a $4.2 million net gain on the sale of land in California.

Gains (Losses) on Investments, Net

During fiscal 1999, losses on investments from sales of publicly traded equity securities were $2.6 million.

Interest and Other Income, Net

Interest and other income, net increased $40.0 million compared to fiscal 1998, primarily as a result of higher interest income due to higher average cash and investment balances, improved foreign currency results, and reduced interest expense. Interest and other income, net for fiscal 1998 included foreign currency losses of approximately $12.3 million, primarily related to Korean operations, where foreign exchange hedges were not available, or were available only to a limited extent. In addition, in fiscal 1998, we recorded a charge of approximately $4.7 million related to an early call premium and write-off of unamortized issuance fees associated with the redemption of convertible notes.

Income Tax Provision

Our effective income tax rate was 30.1 percent in fiscal 1999 compared to 78.1 percent in fiscal 1998. The tax rate in fiscal 1998 reflected certain merger-related and other costs associated with the merger with U.S. Robotics that were not deductible. In addition, the decrease in tax rate from 1998 to 1999 was also due to the increase in offshore manufacturing in countries with tax rates significantly below the U.S. statutory rate.

Other Interests in Loss of Consolidated Joint Venture

In January 1999, we entered into a joint venture named ADMTek and began consolidating the joint venture with our results, due to our ability to exercise control over its operating and financial policies. The pro-rata share of the joint venture's loss allocated to the other investors for the period between the date of investment and the end of our fiscal year was $1.1 million in fiscal 1999.

Net Income from Continuing Operations

Net income from continuing operations for fiscal 1999 was $364.9 million, or $0.99 per share, compared to $23.0 million, or $0.06 per share for fiscal 1998.

Net Income from Discontinued Operations

Net income from discontinued operations includes the results of operations of Palm. Net income from discontinued operations for fiscal 1999 was $38.9 million, or $0.10 per share, compared to $7.2 million, or $0.02 per share, for fiscal 1998.

Net Income

Net income for fiscal 1999 was $403.9 million, or $1.09 per share, compared to $30.2 million, or $0.08 per share for fiscal 1998. Excluding certain items (purchased in-process technology, merger-related (credits) charges, gains on land and facilities, gains (losses) on investments, and net income from discontinued operations), net of taxes, pro forma net income was $359.2 million, or $0.97 per share for fiscal 1999, compared to $238.9 million, or $0.65 per share for fiscal 1998.

BUSINESS ENVIRONMENT AND INDUSTRY TRENDS

Our future results may be affected by industry trends and specific risks in our business. Some of the factors that could cause future results to materially differ from past results or those described in forward-looking statements include those discussed below.

Business Transition to New Strategic Focus

Since announcing our realignment plans on March 20, 2000, we began to execute the steps which management believes are necessary to transition our business and realign our strategic focus towards high-growth markets, technologies, and products (see related discussion of new strategic focus below). We have exited our high-end LAN and WAN chassis product lines and are transferring our analog-only modem product line to a newly formed joint venture company in which we hold a minority interest. These businesses, in the past, have generated significant sales but limited profits for us.

Internal and external changes resulting from realignment and transition towards our new strategic focus may disrupt our customers, partners, distributors, and employees and create a prolonged period of uncertainty, which could have a material adverse affect on our business. Our new strategy requires substantial changes including exiting certain product lines and spinning-off our handheld computing business, reducing employee headcount, investing in new technologies, partnering with other companies, and establishing leadership positions in new high-growth markets. Many factors may impact our ability to implement this strategy, including our ability to finalize agreements with other companies, manage the implementation internally, sustain the productivity of our workforce, introduce innovative new products in a timely manner, reduce operating expenses, and quickly respond to and recover from unforeseen events associated with the transition and realignment.

As a result of the business transition and realignment that we announced on March 20, 2000, it will be difficult to forecast our financial performance. However, we expect that both sales and operating income may continue to be negatively impacted, and we expect to report operating losses in fiscal 2001. In addition, we expect that we will continue to incur business realignment charges through at least the first quarter of fiscal 2001.

Transfer of Analog-only Modem Product Line

We have signed separate agreements with our partners Accton Technology and NatSteel Electronics pertaining to the transfer of our analog-only modem product line to a joint venture. The new company is called U.S. Robotics Corporation ("New USR") and we hold a minority equity position. Although New USR is established and staffed, the actual transfer of the product line and customers to New USR is not yet complete. We have entered into non-binding agreements pertaining to the sale or transfer of our manufacturing and distribution operations based in Chicago, Illinois and our Mount Prospect, Illinois manufacturing facility. The companies continue to negotiate the terms of these transactions, which may result in the sale, lease, or transfer of these facilities. These transactions are subject to ongoing negotiations and there can be no guarantee that we will reach final agreement. Furthermore, these separation activities are very time consuming and resource intensive and may dilute management focus.

In addition, we entered into transitional service agreements in the areas of information technology systems, supply chain management, buildings and services, and certain treasury/finance functions. We will begin such services prior to transfer and for a period of up to one year afterwards. If we do not satisfactorily perform our obligations under these agreements, including specifically the successful set up of information technology systems, the transfer of the product line and manufacturing operations could be delayed and we may be held liable for any resulting losses.

New Product Lines and Markets

Our financial performance and future growth depend upon the rapid growth of new markets, and our ability to establish a leadership position in those markets. We are investing a significant proportion of our resources in several emerging product lines in markets that are forecasted to grow at a significantly higher rate than the networking industry average. We expect these product lines to account for a higher percentage of our sales over time. We are focused on the following high-growth and emerging product lines, leveraging our investments in broadband, wireless, and IP telephony technologies:

      o     Multi-services Access to Carrier Networks
      o     LAN Telephony
      o     Broadband Access (primarily cable and DSL)
      o     Wireless Access
      o     Home Networking
      o     Internet Appliances

At the present time, the markets for these products and solutions are still emerging. Industry standards for these technologies are yet to be widely adopted and the market potential remains unproven. While these product lines are a rapidly growing portion of our business, they currently generate a relatively small amount of sales. If these markets do not grow at a significant rate or if we do not increase our sales in these product lines, our financial results would be adversely affected.

Ability to Develop and Introduce New Products

Products in the markets in which we compete have short life cycles. Therefore, our success depends on our ability to identify new market and product opportunities, to develop and introduce new products in a timely manner, and to gain market acceptance of new products, particularly in our targeted high-growth, emerging markets. For example, the timely introduction of the following products are important to our success:

      o a next-generation carrier-class platform for certain applications in IP Telephony and third-generation (3G) wireless solutions for our carrier customers
      o a new line of Gigabit-on-Copper LAN solutions primarily for commercial enterprises
      o a new line of broadband modems (both cable and DSL) that support data and voice
      o new standards-based wireless LAN solutions, including our AirConnect wireless LAN, for both commercial and consumer markets
      o     a new generation of residential Internet appliances
      o a next generation SuperStack workgroup solution for commercial enterprises

Any delay in new product introductions or lower than anticipated demand for our new products could have an adverse affect on our operating results or financial condition, particularly in those product markets we have identified as emerging high-growth opportunities.

Concentration of Sales from Fewer Products

By realigning our business, spinning off Palm, and exiting certain product lines, our NIC, LAN workgroup, and carrier access products will comprise the majority of our sales. As a result, any adverse events in these three businesses will have a more pronounced impact on our financial results as a whole.

Furthermore, sales of traditional NICs and hubs have been generally declining over the past year and we believe that these declines represent long-term trends. Consequently, we believe that sales derived from these products will continue to decline. If sales of these products decline more rapidly than expected, this would have a material adverse effect on our financial results.

Moderate growth markets in which we participate include LAN workgroup switching and remote access. However, our sales of LAN workgroup switches have declined over the recent past. We expect these products will resume growth and account for a significant portion of our sales, but if sales of these products continue to decline, our financial results would be adversely affected.

Reliance on Distributors, Resellers, and PC OEMs

We distribute many of our products through two-tiered distribution channels that include distributors, systems integrators, value-added resellers, and retailers. We also sell to PC OEMs and large enterprises and service providers. Under our new strategic focus, we will increase our commitment to and become increasingly reliant upon our two-tiered distribution model as well as sales to OEMs. We will also be developing our Carrier channel through expanded partnerships with Internet Service Providers (ISPs). Our future results and financial condition are partially dependent on a number of factors relating to this distribution model, including the impact of our business realignment, issues associated with competition among and within our channels, selling to PC OEMs, and channel inventory and customer concentration.

Business Realignment. The March 20 announcements and the activities surrounding our business realignment may adversely impact our ongoing relationships with our channel partners and the perception of us among end customers:

      o We have exited our high-end LAN and WAN chassis product lines and are in the process of exiting our analog-only modem product line. In the past, through our channel partners, we have been able to present end-to-end networking solutions and complementary products to end customers, which we believe synergistically generated sales. As a result of the business realignment, there may be a negative effect on sales of ongoing products, since these products may not be perceived to be part of a larger integrated or complementary solution.

      o As part of our business realignment, we reduced our direct, large account sales resources, which were primarily dedicated to promoting the now-discontinued high-end LAN and WAN chassis products. We will still be targeting such customers for our continuing high-volume products. However, the reduction in our large account salesforce may result in our sales being adversely impacted.

      o Customers and channel partners may attempt to return products they have already purchased or cancel orders recently placed. Due to our business realignment, we have experienced a higher level of such returns and cancellations and expect that they will continue at least into the first quarter of fiscal 2001.

Therefore, we may have declining levels of business through our traditional distribution channels as a result of impaired relationships with partners and end customers. There can be no guarantee that we can re-establish such relationships or forge new channel and end customer relationships in a timely manner to overcome any loss of business to existing customers or channel disruptions for sell-through of our new products.

Inventory Levels in Channel. Our distributors and resellers maintain inventories of our products. As part of our efforts to optimize our supply chain (see related discussion in the Supply Chain Management risk factor), we have reduced the number of our distributors and are currently reducing levels of inventory held by the distributors through whom we sell our products. We work closely with our distributors and resellers to monitor inventory levels and ensure that appropriate levels of products are available to end-users. Notwithstanding such efforts, if channel partners attempt to reduce their levels of inventory or if they do not maintain sufficient levels to meet customer demand, our sales could be negatively impacted.

Reliance on a Small Number of Distributors. A significant portion of our sales are made to a few customers. In fiscal 2000, Ingram Micro represented approximately 15 percent of our total sales and Tech Data represented approximately 13 percent of our total sales. Ingram Micro and Tech Data are both distributors of our products. We cannot be certain that these customers will continue to purchase our products at current levels. Additionally, consolidation among distributors is reducing the number of distributors in the North American market. Because our sales are becoming more concentrated among a smaller number of customers, our results of operations, financial condition, or market share could be adversely affected if our customers:

      o stop purchasing our products or focus more on selling our competitors' products;
      o     reduce, delay, or cancel their orders;
      o become unable to sell our products because we do not ship the products to them in a timely manner; or
      o experience competitive, operational, or financial difficulties, impairing our ability to collect payments from them.

PC OEMs. PC-related networking products such as NICs and PC Cards are increasingly being sold through the PC OEM channel rather than the distribution channel. We derive a significant portion of our personal connectivity product sales from PC OEMs such as Dell Computer, Toshiba, Gateway, Hewlett-Packard, and IBM, manufacturers that incorporate our NICs, PC Cards, or chipsets into their products. While sales to PC OEMs are important, products sold through the PC OEM channel typically have a lower average selling price than those sold through other channels. Therefore, our sales and margins may be adversely impacted if sales to PC OEMs continue to become a larger percentage of our business.

e-Business/Web-Enablement Initiative

A key initiative for us is to drive broad web-enablement of sales, supply chain, and internal processes. We are building in-house capabilities to sell directly to end-user customers (B2C) and distribution partners (B2B) over the Internet (e-Business). This e-Business initiative could cause conflict with our current indirect channels of distribution. If we are unsuccessful in selling through our e-Business channel, we could also lose market share to competitors who have more successfully developed these capabilities. These changes in the pattern of distribution of networking products could have a material adverse effect on our sales and financial results.

We have also invested substantial time and resources into deploying the web as the primary medium and platform for internal applications and processes across 3Com. This involves redesigning some of our core business processes, including forecasting, supply chain operations, and order fulfillment. Implementing this initiative will require enhanced information systems, substantial training, and disciplined execution. We believe that the successful web-enablement of 3Com is critical to our long-term competitive position. There can be no assurances, however, that this initiative will be implemented successfully or that disruptions in operations will not occur in the process.

Changes in Our Industry; Role of Acquisitions and Investments

The networking business is highly competitive, and as such, our growth is dependent upon market growth and our ability to enhance existing products and introduce new products on a timely basis. Our new strategic focus on emerging and high-growth product lines mandates that we act quickly and effectively to enter into new markets. One of the ways we will address this need is through acquisitions of and minority equity investments in companies with promising technology and products and/or proven market access and position. For example, the acquisition of Call Technologies enhances the service capabilities for our CommWorks architecture and our Total Control multi-service access platform. In addition, our acquisition of Kerbango will allow us to offer consumers a rich Internet experience by providing a complete Internet audio solution for the home and office.

Acquisitions involve numerous risks, including the following:

      o difficulties in integration of the operations, technologies, and products of the acquired companies;
      o the risk of diverting management's attention from normal daily operations of the business;
      o potential difficulties in completing projects associated with purchased in-process research and development;
      o risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;
      o     the potential loss of key employees of the acquired company; and
      o an uncertain sales and earnings stream from the acquired entity, which may result in unexpected dilution to our earnings.

Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not have a material adverse affect on our business, operating results, or financial condition. We must also focus on our ability to manage and integrate any such acquisition. Failure to manage growth effectively and successfully integrate acquired companies could adversely affect our business and operating results.

Our acquisition of technology, products, or market access through equity investments is usually coupled with a strategic commercial relationship. Our investments tend to be in very early stage technology companies with unproven technology and products. There can be no assurances that we can successfully form appropriate commercial relationships to gain and integrate such products or technology into our technology or product lines or that such companies will not be subsequently acquired by third parties, including competitors of ours.

In general, there have been many mergers and acquisitions in the networking industry in the past several years. There have also been mergers between telecommunications equipment providers and networking companies, as well as between networking companies and computer component suppliers. More recently, several companies have announced divestitures and spin-offs. Examples over the past 12 months include:

      o We acquired Kerbango, Call Technologies, Interactive Web Concepts, and LANSource;
      o Lucent Technologies, a telecommunications company, acquired 11 companies, including networking equipment supplier Ascend Communications. Lucent also announced it is spinning-off its Private Branch Exchange (PBX) business;
      o Cisco Systems, a networking equipment supplier, acquired 24 companies;
      o Nortel Networks, a telecommunications company, acquired nine companies and integrated the operations of previously acquired Bay Networks, a networking equipment supplier. Nortel also announced it is spinning-off its NETGEAR business;
      o Alcatel, a telecommunications company, acquired four companies, including Xylan, a networking equipment supplier;
      o Siemens, a telecommunications company, acquired three networking firms;
      o Intel, a computer component manufacturer, acquired 11 companies with networking technology.
      o Cabletron Systems, a networking company, announced its plans to split its company into four separate operating companies.

Future changes in the networking industry may result in more companies with greater resources and stronger competitive positions and products than us. Furthermore, companies may be created that are able to respond more rapidly to market opportunities. Continued changes in our industry may adversely affect our operating results or financial condition.

Management of Strategic Relationships and Investments

In addition to mergers and acquisitions, technology companies are continually entering into strategic relationships. For example, over the past 12 months, we announced or expanded strategic relationships with numerous companies including the following:

o       AT&T                            o       Hewlett-Packard
o       Accton Technology               o       Hitachi
o       Apropos Technology              o       IBM
o       Bell Atlantic                   o       Inktomi
o       Broadcom                        o       marchFIRST (formerly USWeb/CKS)
o       CAIS Internet                   o       Microsoft
o       Copper Mountain Networks        o       NatSteel Electronics
o       Dell Computer                   o       Samsung Electronics
o       Extreme Networks                o       SonicWALL
o       F5 Networks                     o       Symbol Technologies
o       Gateway

If successful, these relationships will be mutually beneficial and result in industry and market growth. However, these alliances carry an element of risk since, in most cases, we must compete in some business areas with companies with which we have strategic alliances and, at the same time, cooperate with such companies in other business areas. Also, if these companies fail to perform, or if these relationships fail to materialize as expected, we could suffer delays in product or market development or other operational difficulties. Also, our results of operations or financial condition could be adversely impacted if we experience difficulties managing relationships with our partners or if projects with partners are unsuccessful. In addition, if our competitors enter into successful strategic relationships, they could increase the competition that we face.

We have also made strategic investments in several other technology companies. Some of these investments have significantly appreciated in value since the companies became publicly traded. Our results of operations or financial condition could be adversely impacted if the market value of our investments declines.

Competition for Key Personnel; Retention and Recruiting

Our success depends to a significant extent upon a number of key employees and management. Over the past year, we have experienced an increased rate of employee turnover compared to historical levels. The rate of voluntary attrition may be further increased by specific events such as the separation and spin-off of Palm and the business realignment announced on March 20, 2000. Some employees may have experienced increased disruptions and decline in morale as a result of the involuntary headcount reductions and other changes in corporate direction required by our new focus. The loss of the services of key employees could adversely affect our product introduction schedules, customer relationships, operating results, or financial condition.

The ability to recruit employees, both to replace attrition and to grow our emerging businesses, may be a significant challenge due to uncertainty caused by our business realignment and due to the increasingly competitive marketplace for needed skills. Recruiting and retaining skilled personnel, including engineers, continues to be highly competitive. There has been a dramatic increase of technology start-up companies recruiting for the same talent that we require. If we cannot successfully recruit and retain skilled personnel, our ability to compete may be adversely affected. In addition, we must carefully balance the growth in our employee base commensurate with our anticipated sales growth. If our sales growth or attrition levels vary significantly, our results of operations or financial condition could be adversely affected. Further, our common stock price has been, and may continue to be, extremely volatile. When our common stock price is less than the exercise price of stock options granted to employees, turnover is likely to increase, which could adversely affect our results of operations or financial condition.

Palm Separation

On February 26, 2000, we separated the operations of our Palm subsidiary into an independent company. Subsequently, Palm made an initial public offering of its common stock on March 2, 2000 and we distributed our remaining ownership of outstanding Palm common stock to 3Com shareholders on July 27, 2000. The distribution ratio was 1.4832 shares of Palm for each outstanding share of 3Com common stock. As part of the separation, we entered into certain transitional service agreements with Palm to support ongoing Palm operations relating to information technology systems, supply chain management, human resources administration, product order administration, customer service, buildings and facilities, treasury management, and legal, finance, and accounting. These transitional service agreements generally have terms of less than two years following the separation. If we do not satisfactorily perform our obligations under these agreements, we may be held liable for any resulting losses allegedly suffered by Palm.

Further, as each of these service agreements expire, the fees and cost reimbursements currently being paid to us by Palm for the associated services will also cease. Consequently, unless we are able to reduce certain of our costs in line with the decreased fees and demand for services from Palm, our total expenses will become a disproportionately higher percentage of sales, thereby adversely impacting our financial results.

To enable our distribution of Palm common stock to our shareholders, we received a ruling from the Internal Revenue Service that the distribution will be not be taxable. Such ruling requires 3Com and Palm, for up to two years following the distribution date, not to engage in certain business combinations that would constitute a change of more than 50 percent of the equity interest in either company. If either 3Com or Palm fail to conform to requirements set forth in the ruling, there would be material adverse consequences, potentially including making the distribution taxable.

Finally, at the time of the distribution of Palm shares to our shareholders, an adjustment was made to stock options held by our employees to preserve the intrinsic value of these options and the ratio of the exercise price to the market price. As of July 27, 2000 there were approximately 35 million employee options outstanding. Immediately after the Palm distribution, there were approximately 169 million employee options outstanding, of which approximately 60 million were vested and immediately exercisable. The exercise of stock options by employees may potentially result in a dilution in the ownership interest of our current shareholders.

Competition and Pricing Pressure

We participate in a highly volatile industry characterized by vigorous competition for market share as well as rapid product and technology development and maturation. Our competition comes from start-up companies, well-capitalized computer systems and communications companies, and other companies focusing on networking. However, our industry is changing, resulting in new competitors who have greater financial, marketing, and technical resources than we do. For example, technology innovations are driving the convergence of voice, video, and data traffic onto a single network infrastructure, and we now compete with much larger telecommunications equipment companies such as Alcatel, Cisco Systems, Hewlett-Packard, Intel, Lucent Technologies, Nortel Networks, and Siemens.

In addition, both we and our competitors sometimes lower product prices in order to gain market share or create more demand. For example, in the third quarter of fiscal 2000 we continued to experience price competition in our distribution channel, particularly for price-sensitive products sold through catalogs and certain workgroup systems products. Intense pricing competition in our industry may adversely affect our business, operating results, or financial condition.

We are also selling products into new markets where we compete with different companies than in the past. This is especially true in our high-growth emerging markets. Our principal competitors in this area include Com21, Clarent, Efficient Networks, Motorola, NETGEAR, Redback Networks, Sonus Networks, and Xircom. These competitors, in part because of their more specific focus, may be able to respond more rapidly than us to new or emerging technologies or changes in customer requirements. Our failure to compete successfully against current or future competitors could harm our business, operating results, or financial condition.

Semiconductor manufacturers, such as Intel, are increasingly integrating more NIC and modem functionality onto a single chip on the motherboard. This trend may offer PC OEMs and other networking customers cheaper alternatives to our solutions. If integration of networking and computer processing functionality on a reduced number of components increases, our future sales growth and profitability could be adversely affected. Furthermore, some of these semiconductor manufacturers may be our current suppliers of components; therefore, we may be competing directly with our vendors in certain future situations.

Uncertainties of International Markets

We operate internationally and expect that international markets will continue to account for a significant percentage of our sales. Some international markets are characterized by economic and political instability and currency fluctuations that can adversely affect our operating results or financial condition. Our results of operations in the past have been adversely impacted by economic instability in the Asia Pacific and Latin American regions. Today, Asia Pacific represents our fastest growing geographic region. However, should this region experience economic instability, our results of operations may be adversely affected.

Industry Standards and Regulations

Our success also depends on:

      o     the timely adoption and market acceptance of industry standards;
      o resolution of conflicting U.S. and international standards requirements created by the convergence of technology such as voice onto data networks;
      o     the timely introduction of new standards-compliant products; and
      o     a favorable regulatory environment.

Slow market acceptance of new technologies and industry standards could adversely affect our results of operations or financial condition. In addition, if we fail to achieve timely certification of compliance to industry standards for our products, our sales of such products could be adversely affected. There are a number of new product initiatives, particularly in the area of wireless access, IP telephony, and broadband access that could be impacted by new or revised regulations, which in turn could adversely affect our results of operations or financial condition. For example, development of a new global "third generation" standard for wireless Internet access is underway and expected to be based on Code Division Multiple Access (CDMA). However, several technologies including Global System for Mobile Communication (GSM), Personal Digital Cellular (PDC), and Time Division Multiple Access (TDMA) are competing for the standard, which will ultimately be determined by the International Telecommunications Union (ITU).

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

Warranties and International Requirements

Because our products are often covered by warranties, we may be subject to contractual and/or legal commitments to perform under such warranties. If our products fail to perform as warranted and we do not resolve product quality or performance issues in a timely manner, our operating results or financial condition could be adversely affected. Likewise, if we fail to meet commitments related to the installation of networks, we could be subject to claims for business disruption or consequential damages if a network implementation is not completed successfully or in a timely manner.

Our products are sold and marketed in many countries, and as such, our products must function in and meet the requirements of many different telecommunications environments and be compatible with various telecommunications systems and products. If our products fail to meet the requirements of international telecommunication environments, our sales could be negatively impacted.

Our business realignment actions announced on March 20, 2000 include transition of certain business lines to third parties, such as analog-only modems, or obsolescence of certain product lines such as high-end LAN and WAN chassis products. To the extent that third parties do not assume or fulfill our warranty obligations, we will remain obligated to provide warranty support, including repair services and spare parts for the duration of contracts or statutory legal requirements. Any failure to perform such commitments could subject us to claims, which may have a material adverse impact on our business and financial results.

Supply Chain Management

Some key components of our products and some services on which we rely are currently available only from single or limited sources. In addition, some of our suppliers are also our competitors. While we generally have been able to obtain adequate supplies of components from existing sources, we cannot be certain that in the future our suppliers will be able to meet our demand for components in a timely and cost-effective manner. For example, due to strong world-wide demand, the electronics industry is facing shortages on various memory devices and passive components. Due to these shortages, our ability to procure these components and meet our on-time delivery requirements in a cost-effective manner could be impacted. Our operating results, financial condition, or customer relationships could be adversely affected by these shortages. These adverse effects could result from an inability to fulfill customer demand or increased costs to acquire key components or services.

Increasingly, we have been sourcing a greater number of components from a select number of vendors to obtain better pricing through higher volumes. Also, there has recently been a trend toward consolidation of vendors of electronic components. This greater reliance on a smaller number of suppliers increases our risk of experiencing unfavorable price fluctuations or a disruption in supply. Further, as a result of our business realignment activities, we may not have the same degree of purchasing power as we have had in the past. This could result in higher material costs.

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

The cost, quality, and availability of third party manufacturing operations are essential to the successful production and sale of many of our products. The inability of any third party manufacturer to meet our cost, quality, and availability standards could adversely impact our financial condition or results of operations.

In our continual effort to streamline our supply chain operations, we sold our Salt Lake City, Utah manufacturing facility to Manufacturers' Services, Ltd. ("MSL") in November 1999. In connection with the recently announced strategic realignment, we anticipate further changes to our supply chain operations. The sale, transfer or consolidation of other manufacturing facilities, including our Mt. Prospect, Illinois manufacturing facility, if not properly executed, could lead to supply disruptions, an inability to satisfy demand, higher costs, or quality issues across our various businesses which could be costly to remedy. Any of these scenarios would have a significant negative impact on our financial results.

Since we have improved our supply chain capabilities, we plan to reduce our channel inventory model. Improvements in our supply chain management have enabled us to reduce our channel inventory model by two weeks on average. We have been operating within our existing channel inventory model of between five to seven weeks of supply on hand for the past two fiscal years. If we are unable to sustain the improvements in our supply chain capabilities or encounter external supply chain disruptions, we may experience product stock-outs or shortages, which could adversely impact our financial results.

Commercial Commitments

We enter into minimum quantity or other non-cancelable commitments as needed. For example, we have committed to minimum purchases of product components from a vendor through the end of calendar year 2003. These types of agreements subject us to risk depending on future events. If, for example, sales volumes of certain products fluctuate significantly, we may be unable to meet our commitments. This may result in us incurring liabilities that adversely affect our financial results.

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

Fluctuations in Quarterly Results; Volatility of Stock Price

Our quarterly operating results are difficult to predict and may fluctuate significantly. A wide variety of factors can cause these fluctuations, including:

o     seasonality;
o     the introduction and acceptance of new products and technologies;
o     price competition;
o general conditions and trends in the networking industry and technology sector;
o     internal reorganizations or realignments;
o     disruption in international markets;
o     general economic conditions;
o     industry consolidations and acquisitions;
o     disruption in the distribution channel; and
o     timing of orders received within the quarter.

In recent years, we have experienced fluctuations in our quarterly results due to some of the factors listed above. These factors, and accompanying fluctuations in periodic operating results, could have a significant adverse impact on the market price of our common stock.

Additionally, we anticipate that the activities surrounding our announced business realignment and the transition to our new strategic focus will contribute significantly to fluctuations in the quarterly operating results for the next several quarters.

Our stock price has historically experienced substantial price volatility and we expect that this will continue, particularly due to fluctuations in quarterly operating results as outlined above, variations between our actual or anticipated financial results and the published analysts' expectations, and as a result of announcements by our competitors. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies. These market price fluctuations have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may materially adversely affect the market price of our stock in the future.

Proposed Changes in Accounting for Business Combinations and Intangible Assets

The Financial Accounting Standards Board ("FASB") began deliberation of revisions to the rules for business combinations and intangible assets in 1996. Some of these deliberations have included accounting rule-making bodies from other nations as the financial communities attempt to develop global consistency where possible. Business combination rules govern the accounting for mergers and acquisitions used in either a purchase or a pooling-of-interests combination. Business combinations may generate intangible assets (including goodwill) which represent the excess purchase price of an acquired enterprise over net identifiable assets.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents and short-term investments at June 2, 2000 were $3.1 billion, an increase of $1.4 billion from $1.7 billion at May 31, 1999.

For the fiscal year ended June 2, 2000, net cash generated from operating activities was $961.4 million. Accounts receivable at June 2, 2000 decreased $469.7 million from May 28, 1999 to $355.5 million. Days sales outstanding in receivables decreased to 42 days at June 2, 2000, compared to 60 days at May 28, 1999. Inventory levels at June 2, 2000 decreased $49.6 million from the prior fiscal year-end to $285.9 million. Annualized inventory turnover was 8.0 turns for the quarter ended June 2, 2000, compared to 7.6 turns for the quarter ended May 28, 1999.

As part of our 3Com Ventures initiative, we selectively make strategic investments in the equity securities of privately held companies and limited partnership venture capital funds. For the fiscal year ended June 2, 2000, cash proceeds from the sale of investments were $818.0 million. We have established 3Com Ventures II, which plans to make strategic investments of an additional $250 million.

During the fiscal year ended June 2, 2000, we made $275.3 million in capital expenditures. Major capital expenditures included upgrades and expansion of our facilities and purchases and upgrades of systems and equipment. As of June 2, 2000, we had approximately $23.9 million in capital expenditure commitments outstanding primarily associated with facilities renovation and information system projects. In addition, we have commitments relating to lease arrangements in the U.S., under which we have an option to purchase the properties for an aggregate of $322.2 million, or arrange for the sale of the properties to a third party. If the properties are sold to a third party at less than the option price, we retain an obligation for a portion of the shortfall, subject to certain provisions of the lease.

Additionally, during fiscal 2000, we sold two facilities in the Chicago and Salt Lake City areas and equipment in the Chicago area for total net proceeds of $93.2 million. We also acquired certain assets of three companies for a combined total of $92.4 million in cash, net of cash acquired.

During the fourth quarter of fiscal 2000, our Board of Directors authorized a stock repurchase program in the amount of up to one billion dollars. Such repurchases could be used to offset the issuance of additional shares resulting from employee stock option exercises and the sale of shares under the employee stock purchase plan. The Board has authorized a two-year time limit on the repurchase authorizations. This new program replaces previous authorizations totaling 45 million shares between June 1998 and September 1999. During fiscal 2000, 20.5 million shares of common stock were repurchased for a total purchase price of $540.8 million. During fiscal 2000, we received net cash of $330.4 million from the sale of our common stock to employees through our employee stock purchase and option plans.

During fiscal 2000, we repaid $12.0 million of borrowings under the 7.52% unsecured senior notes agreement. As of June 2, 2000, $24.0 million of this debt remained outstanding, of which $12.0 million is due within one year.

Based on current plans and business conditions, we believe that our existing cash and equivalents, short-term investments, and cash generated from operations will be sufficient to satisfy anticipated cash requirements for at least the next twelve months.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. We adopted SOP 98-1 for our fiscal year ending June 2, 2000. The adoption of SOP 98-1 did not have a significant impact on our financial results for the year ended June 2, 2000.

In June 1998 and June 1999, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for our fiscal year ending May 31, 2002. We are in the process of determining the impact that adoption will have on our consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The guidance in SAB 101 must be adopted during our fourth quarter of fiscal 2001 and the effects, if any, are required to be recorded through a retroactive, cumulative-effect adjustment as of the beginning of the fiscal year, with a restatement of all prior interim quarters in the year. Management has not completed its evaluation of the effects, if any, that SAB 101 will have on our income statement presentation, operating results, or financial position.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security price risk. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of income securities with an average maturity of less than two years. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 2, 2000 and May 28, 1999, the fair value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our short-term investment portfolio.

At June 2, 2000 and May 28, 1999, we had approximately $316.8 million and $307.2 million of outstanding obligations under certain real estate lease arrangements with monthly payments tied to short-term interest rates and lease residual guarantees. If short-term interest rates were to increase 10 percent, the increased payments associated with these arrangements would not have a material impact on our net income or cash flows. In addition, we also have a mixture of fixed and floating rate long-term debt of approximately $29.9 million as of June 2, 2000 and $45.3 million as of May 28, 1999. A hypothetical 10 percent decrease in interest rates would not have a material impact on the fair market value or cash flows associated with this debt. We do not hedge any interest rate exposures.

Foreign Currency Exchange Risk. We enter into foreign exchange forward and option contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. Gains and losses on the forward and option contracts are largely offset by gains and losses on the underlying exposure. A hypothetical 10 percent appreciation of the U.S. Dollar from June 2, 2000 and May 28, 1999 market rates would increase the unrealized value of our forward contracts by $0.7 million and $7.3 million, respectively. Conversely, a hypothetical 10 percent depreciation of the U.S. Dollar from June 2, 2000 and May 28, 1999 market rates would decrease the unrealized value of our forward contracts by $0.7 million and $7.3 million, respectively. There were no outstanding foreign exchange option contracts as of June 2, 2000. A hypothetical 10 percent appreciation or depreciation of the U.S. dollar from May 28, 1999 market rates would have increased or decreased the unrealized value of our foreign currency option contracts by an immaterial amount. The gains or losses on the forward and option contracts are largely offset by the gains or losses on the underlying transactions and consequently a sudden or significant change in foreign exchange rates would not have a material impact on future net income or cash flows.

Equity Security Price Risk. We hold a portfolio of publicly traded equity securities that are subject to market price volatility. Equity security price fluctuations of plus or minus 15 percent would have had an $85.5 million impact on the value of these securities in fiscal 2000. Equity security price fluctuations of plus or minus 50 percent would have had a $285.0 million impact on the value of these securities in fiscal 2000. Equity security price fluctuations of plus or minus 15 percent would have had a $12.5 million impact on the value of these securities held in fiscal 1999. Equity security price fluctuations of plus or minus 50 percent would have had a $41.6 million impact on the value of these securities held in fiscal 1999.

ITEM 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule

                                                                            Page
                                                                            ----
Financial Statements:
    Independent Auditors' Report............................................. 41
    Consolidated Statements of Income for the years ended June 2, 2000,
      May 28, 1999, and May 31, 1998..........................................42
    Consolidated Balance Sheets at June 2, 2000, and May 28, 1999............ 43
    Consolidated Statements of Stockholders' Equity for the years ended
      June 2, 2000, May 28, 1999, and May 31, 1998........................... 44
    Consolidated Statements of Cash Flows for the years ended
      June 2, 2000, May 28, 1999, and May 31, 1998............................45
    Notes to Consolidated Financial Statements............................... 46
    Quarterly Results of Operations (Unaudited).............................. 68
Financial Statement Schedule:
    Schedule II - Valuation and Qualifying Accounts and Reserves.............S-1

All other schedules are omitted, because they are not required, are not applicable, or the information is included in the consolidated financial statements and notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of 3Com Corporation:

We have audited the accompanying consolidated balance sheets of 3Com Corporation and subsidiaries (3Com) as of June 2, 2000 and May 28, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 2, 2000. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of 3Com's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of 3Com Corporation and subsidiaries at June 2, 2000 and May 28, 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 2, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3, 3Com has restated its consolidated financial statements for fiscal 1999 and fiscal 1998 to account for Palm, Inc. as a discontinued operation.

DELOITTE & TOUCHE LLP

San Jose, California
June 26, 2000
(August 11, 2000 as to Note 21)

Consolidated Statements of Income

                                                                             Years ended
                                                           -----------------------------------------------
(In thousands, except per share data)                         June 2,           May 28,          May 31,
                                                               2000              1999             1998
                                                           -----------       -----------       -----------
                                                                               (As restated--see Note 3)
Sales                                                      $ 4,333,942       $ 5,202,253       $ 5,156,016

Cost of sales                                                2,484,883         2,900,169         2,910,267
                                                           -----------       -----------       -----------

Gross margin                                                 1,849,059         2,302,084         2,245,749
                                                           -----------       -----------       -----------

Operating expenses:
    Sales and marketing                                        951,494         1,030,068         1,088,427
    Research and development                                   610,931           589,219           554,896
    General and administrative                                 213,290           227,602           251,937
    Purchased in-process technology                             13,456            10,590             8,433
    Merger-related (credits) charges, net                       (2,297)          (17,551)          253,722
    Net gains on land and facilities                           (25,483)           (4,200)               --
    Business realignment costs                                  68,867                --                --
                                                           -----------       -----------       -----------

    Total operating expenses                                 1,830,258         1,835,728         2,157,415
                                                           -----------       -----------       -----------

Operating income                                                18,801           466,356            88,334
Gains (losses) on investments, net                             838,795            (2,643)               --
Interest and other income, net                                 104,258            56,922            16,964
                                                           -----------       -----------       -----------

Income from continuing operations before income taxes
  and equity interests                                         961,854           520,635           105,298
Income tax provision                                           341,672           156,791            82,252
Other interests in loss of consolidated joint venture           (1,028)           (1,101)               --
Equity interest in loss of unconsolidated investee               5,647                --                --
                                                           -----------       -----------       -----------
Net income from continuing operations                          615,563           364,945            23,046

Net income from discontinued operations                         58,740            38,929             7,168
                                                           -----------       -----------       -----------

Net income                                                 $   674,303       $   403,874       $    30,214
                                                           ===========       ===========       ===========

Net income per share:

    Basic:
        Continuing operations                              $      1.77       $      1.01       $      0.07
        Discontinued operations                            $      0.17       $      0.11       $      0.02
                                                           -----------       -----------       -----------
                                                           $      1.94       $      1.12       $      0.09
                                                           ===========       ===========       ===========
    Diluted:
        Continuing operations                              $      1.72       $      0.99       $      0.06
        Discontinued operations                            $      0.16       $      0.10       $      0.02
                                                           -----------       -----------       -----------
                                                           $      1.88       $      1.09       $      0.08
                                                           ===========       ===========       ===========

Shares used in computing per share amounts:

    Basic                                                      348,314           360,424           351,154
    Diluted                                                    357,883           369,361           365,093

See notes to consolidated financial statements.

Consolidated Balance Sheets

                                                                     June 2,           May 28,
(In thousands, except par value)                                      2000              1999
                                                                   -----------       -----------
                                                                                    (As restated--
                                                                                     see Note 3)
ASSETS

Current assets:
    Cash and equivalents                                           $ 1,700,420       $   951,771
    Short-term investments                                           1,369,520           709,365
    Accounts receivable, less allowance for doubtful accounts
       ($76,468 and $105,080 in 2000 and 1999, respectively)           355,540           825,218
    Inventories, net                                                   285,942           335,500
    Deferred income taxes                                                   --           291,323
    Investments and other                                              655,772           165,245
    Net assets of discontinued operations                            1,058,237            80,280
                                                                   -----------       -----------
       Total current assets                                          5,425,431         3,358,702

Property and equipment, net                                            705,824           823,421
Goodwill, intangibles, deposits and other assets                       361,699           230,152
                                                                   -----------       -----------

Total assets                                                       $ 6,492,954       $ 4,412,275
                                                                   ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                               $   363,497       $   300,905
    Other accrued liabilities                                          607,316           628,540
    Income taxes payable                                               169,887           172,732
    Deferred income taxes                                               27,317                --
    Current portion of long-term debt                                   14,459            13,900
                                                                   -----------       -----------
         Total current liabilities                                   1,182,476         1,116,077

Long-term debt                                                          14,740            29,723
Deferred income taxes                                                   71,336            57,243
Other long-term obligations                                              7,377             7,302

Equity interests in consolidated entities                            1,173,961             5,475

Stockholders' equity:
    Preferred stock, no par value, 10,000 shares authorized;
       none outstanding                                                     --                --
    Common stock, $0.01 par value, 990,000 shares authorized;
       shares outstanding: 2000--365,825;
       1999--365,805                                                 2,101,242         1,954,204
    Treasury stock, at cost: 2000--12,371 shares;
       1999--8,190 shares                                             (312,428)         (197,064)
    Unamortized restricted stock grants                                 (6,450)           (5,303)
    Retained earnings                                                1,982,079         1,403,709
    Accumulated other comprehensive income                             278,621            40,909
                                                                   -----------       -----------
         Total stockholders' equity                                  4,043,064         3,196,455
                                                                   -----------       -----------

Total liabilities and stockholders' equity                         $ 6,492,954       $ 4,412,275
                                                                   ===========       ===========

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

(In thousands)                                    Common Stock           Treasury Stock       Unamortized
                                                  ------------           --------------       Restricted    Retained
                                              Shares       Amount      Shares     Amount     Stock Grants   Earnings
                                           --------------------------------------------------------------------------
Balances, June 1, 1997                        334,944   $1,183,926                            $ (5,165)   $1,049,561

Components of comprehensive income:
      Net income                                                                                              30,214
      Change in unrealized gain on
         available-for-sale securities
      Accumulated translation adjustments
                Total comprehensive income

Common stock issued under stock plans          23,926      297,693                                (445)
Tax benefit from employee stock
      transactions                                         249,057
Amortization of restricted stock grants                                                          1,453
                                            ---------   ----------                             -------    ----------
Balances, May 31, 1998                        358,870    1,730,676                              (4,157)    1,079,775

Components of comprehensive income:
      Net income                                                                                             403,874
      Change in unrealized gain on
         available-for-sale securities
      Accumulated translation adjustments

                Total comprehensive income

Repurchase of common stock                                             (14,805) $ (378,565)
Common stock issued under stock plans           6,935      123,850       6,615     181,501      (3,234)      (79,940)
Tax benefit from employee stock
      transactions                                          86,312
Amortization of restricted stock grants                                                          2,088
Stock options assumed in connection with
      acquisitions                                          13,366
                                            ---------   ----------     -------  ----------    --------    ----------
Balances, May 28, 1999                        365,805    1,954,204      (8,190)   (197,064)     (5,303)    1,403,709

Components of comprehensive income:
      Net income                                                                                             674,303
      Change in unrealized gain on
         available-for-sale securities
      Accumulated translation adjustments

                Total comprehensive income

Repurchase of common stock                                             (20,515)   (540,780)
Common stock issued under stock plans              20        4,398      16,334     425,416      (3,526)      (95,933)
Tax benefit from employee stock
      transactions                                         133,990
Amortization of restricted stock grants                                                          2,379
Stock options assumed in connection with
      acquisition                                            8,650
                                            ---------   ----------     -------  ----------    --------    ----------
Balances, June 2, 2000                        365,825   $2,101,242     (12,371) $ (312,428)   $ (6,450)   $1,982,079
                                            =========   ==========     =======  ==========    ========    ==========

(In thousands)                             Accumulated Other
                                             Comprehensive
                                                Income        Total
                                           ---------------------------
Balances, June 1, 1997                         $     22    $ 2,228,344

Components of comprehensive income:
      Net income                                                30,214
      Change in unrealized gain on
         available-for-sale securities           (1,493)        (1,493)
      Accumulated translation adjustments         2,672          2,672
                                                            ----------
                Total comprehensive income                      31,393
                                                            ----------

Common stock issued under stock plans                          297,248
Tax benefit from employee stock
      transactions                                             249,057
Amortization of restricted stock grants                          1,453
                                                -------    -----------
Balances, May 31, 1998                            1,201      2,807,495

Components of comprehensive income:
      Net income                                               403,874
      Change in unrealized gain on
         available-for-sale securities           43,538         43,538
      Accumulated translation adjustments        (3,830)        (3,830)
                                                            ----------
                Total comprehensive income                     443,582
                                                            ----------

Repurchase of common stock                                    (378,565)
Common stock issued under stock plans                          222,177
Tax benefit from employee stock
      transactions                                              86,312
Amortization of restricted stock grants                          2,088
Stock options assumed in connection with
      acquisitions                                              13,366
                                             ----------    -----------
Balances, May 28, 1999                           40,909      3,196,455

Components of comprehensive income:
      Net income                                               674,303
      Change in unrealized gain on
         available-for-sale securities          239,053        239,053
      Accumulated translation adjustments        (1,341)        (1,341)
                                                            ----------
                Total comprehensive income                     912,015
                                                            ----------
Repurchase of common stock                                    (540,780)
Common stock issued under stock plans                          330,355
Tax benefit from employee stock
      transactions                                             133,990
Amortization of restricted stock grants                          2,379
Stock options assumed in connection with
      acquisition                                                8,650
                                             ----------    -----------
Balances, June 2, 2000                       $  278,621    $ 4,043,064
                                             ==========    ===========

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                                                       Years ended
                                                                                    -----------------------------------------------
(In thousands)                                                                         June 2,           May 28,           May 31
                                                                                        2000              1999              1998
                                                                                    -----------       -----------       -----------
                                                                                                         (As restated--see Note 3)
Cash flows from operating activities:
    Net income from continuing operations                                           $   615,563       $   364,945       $    23,046
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                                   304,415           271,076           298,225
        Loss (gain) on disposal of property and equipment                                37,149            27,091              (145)
        Write-down of goodwill and intangibles                                               --            13,748             1,545
        (Gains) losses on investments, net                                             (838,795)            2,643                --
        Deferred income taxes                                                           188,692            86,084          (239,271)
        Purchased in-process technology                                                  13,456            10,590             8,433
        Merger-related (credits) charges, net                                            (2,297)          (17,551)          253,722
        Other interests in loss of consolidated joint venture                            (1,028)           (1,101)               --
        Equity interest in loss of unconsolidated investee                                5,647                --                --
        Changes in assets and liabilities, net of effects of acquisitions:
           Accounts receivable                                                          469,426           (50,500)          161,941
           Inventories                                                                   44,083           284,438          (148,773)
           Investments and other assets                                                 (43,187)           39,091           (22,625)
           Accounts payable                                                              60,232           (32,160)           23,636
           Accrued liabilities and other                                                (23,110)           12,344             2,623
           Income taxes payable                                                         131,145            81,132           276,735
                                                                                    -----------       -----------       -----------
Net cash provided by operating activities                                               961,391         1,091,870           639,092
                                                                                    -----------       -----------       -----------

Cash flows from investing activities:
    Purchase of investments                                                          (1,201,169)         (512,275)         (376,307)
    Proceeds from maturities and sales of investments                                 1,247,537           303,582           352,854
    Purchase of property and equipment                                                 (275,262)         (270,642)         (499,495)
    Proceeds from sale of property and equipment                                         93,169            29,347            49,566
    Businesses acquired in purchase transactions, net of cash acquired                  (92,432)          (97,764)               --
    Other, net                                                                             (300)          (19,156)           (2,490)
                                                                                    -----------       -----------       -----------
Net cash used for investing activities                                                 (228,457)         (566,908)         (475,872)
                                                                                    -----------       -----------       -----------

Cash flows from financing activities:
    Issuance of common stock                                                            330,355           222,177           297,248
    Repurchase of common stock                                                         (540,780)         (378,565)               --
    Repayments of short-term debt, notes payable,
      and capital lease obligations                                                      (2,357)           (2,561)         (168,230)
    Repayments of long-term borrowings                                                  (12,000)          (12,216)         (128,067)
Net proceeds from issuance of debt                                                        2,499             9,521            33,300
Other, net                                                                               (3,508)             (635)              470
                                                                                    -----------       -----------       -----------
Net cash (used for) provided by financing activities                                   (225,791)         (162,279)           34,721
                                                                                    -----------       -----------       -----------

Net cash provided by (used for) discontinued operations                                 241,506            70,759           (31,755)

Increase in cash and equivalents                                                        748,649           433,442           166,186
Cash and equivalents, beginning of period                                               951,771           518,329           352,143
                                                                                    -----------       -----------       -----------
Cash and equivalents, end of period                                                 $ 1,700,420       $   951,771       $   518,329
                                                                                    ===========       ===========       ===========

Other cash flow information:
    Interest paid                                                                   $     2,256       $     4,132       $    18,293
    Income taxes paid, net                                                              111,899            16,884             5,135
    Non-cash investing and financing activities:
        Tax benefit on stock option transactions                                        133,990            86,312           249,057
        Unrealized gain (loss) on investments, net                                      239,053            43,538            (1,493)
        Fair value of stock issued and options assumed in business combinations           8,650            13,366                --

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1: Description of Business

Description of business. 3Com Corporation ("3Com") was founded on June 4, 1979. A pioneer in the computer networking industry, 3Com evolved from a supplier of discrete products to a leading provider of networking products and solutions. Its network offerings focus on targeted sectors of the commercial, consumer, and carrier and network service provider markets. 3Com specializes in products and services that provide straightforward solutions to complex networking challenges, particularly in the areas of broadband connections, wireless network access, and IP telephony. Headquartered in Santa Clara, California, 3Com has worldwide research and development, manufacturing, marketing, sales, and support capabilities.

Note 2: Significant Accounting Policies

Fiscal year. Effective June 1, 1998, 3Com adopted a 52-53 week fiscal year ending on the Friday nearest to May 31. This change did not have a significant effect on 3Com's consolidated financial statements. Fiscal year 2000 contained 53 weeks, whereas fiscal year 1999 contained 52 weeks. For fiscal year 2000, the first three quarters contained 13 weeks, whereas the fourth quarter contained 14 weeks.

Use of estimates in the preparation of consolidated financial statements. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires 3Com to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates.

Principles of consolidation. The consolidated financial statements include the accounts of 3Com and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Discontinued operations. The financial data related to Palm, Inc. ("Palm") is accounted for as a discontinued operation for all periods presented. See Note 3.

Cash equivalents. Cash equivalents consist of highly liquid debt investments acquired with a remaining maturity of three months or less.

Short-term investments. Short-term investments consist of investments acquired with maturities exceeding three months but less than three years. While 3Com's intent is to hold debt securities to maturity, consistent with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," 3Com has classified all debt securities and all investments in equity securities that have readily determinable fair values as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Such securities are reported at fair value, with unrealized gains or losses excluded from earnings and included in other comprehensive income, net of applicable taxes. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value, if any, judged to be other than temporary are reported in interest and other income, net in the consolidated statements of income.

Concentration of credit risk. Financial instruments which potentially subject 3Com to concentrations of credit risk consist principally of short-term investments and accounts receivable. 3Com maintains a minimum average portfolio credit quality of AA and invests in instruments with an investment credit rating of A and better. 3Com places its investments for safekeeping with high-credit-quality financial institutions, and by policy, limits the amount of credit exposure from any one institution or issuer.

For the year ended and as of June 2, 2000, 3Com had two customers that accounted for 15 percent and 13 percent of total sales, respectively, and 12 percent and 12 percent of total accounts receivable, respectively. For the year ended and as of May 28, 1999, these same customers accounted for 16 percent and 12 percent of total sales, respectively, and 21 percent and 11 percent of total accounts receivable, respectively. For the year ended May 31, 1998, 3Com had one customer that accounted for 14 percent of total sales.

Inventories. Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market.

Property and equipment. Property and equipment is stated at cost. Equipment under capital leases is stated at the lower of fair market value or the present value of the minimum lease payments at the inception of the lease.

Long-lived assets. The carrying value of long-lived assets, including goodwill, is evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset including disposition, is less than the carrying value of the asset. During fiscal 2000, $13.2 million was charged to operations related to the write-down of a facility held for sale and several long-term equity investments, the values of which were determined to be permanently impaired. During fiscal 1999, $13.7 million of goodwill was charged to operations as the goodwill was determined to be impaired. Impairments of long-lived assets associated with 3Com's business realignment or mergers are discussed in the related notes included herein.

Depreciation and amortization. Depreciation and amortization are computed over the shorter of the estimated useful lives, lease or license terms on a straight-line basis--generally 2-15 years, except for buildings which are depreciated over 25 years. Purchased technology, other intangibles, and goodwill are included in other assets and are amortized over their estimated useful lives, generally two to seven years.

Revenue recognition. 3Com generally recognizes a sale when the product has been shipped, risk of loss has passed to the customer, and collection of the resulting receivable is probable. 3Com accrues related product return reserves, warranty, other post-contract support obligations, and royalty expenses at the time of sale. A limited warranty is provided on 3Com products for periods ranging from 90 days to the lifetime of the product, depending upon the product. Service and maintenance sales are recognized over the contract term. 3Com provides limited product return and price protection rights to certain distributors and resellers. Product return rights are generally limited to a percentage of sales over a one to three month period.

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

For 3Com entities with the U.S. Dollar as the functional currency, foreign currency denominated assets and liabilities are translated at the year-end exchange rates except for inventories, prepaid expenses, and property and equipment, which are translated at historical exchange rates. Statements of income are translated at the average exchange rates during the year except for those expenses related to balance sheet amounts that are translated using historical exchange rates. Gains or losses resulting from foreign currency translation are included in interest and other income, net in the consolidated statements of income. Foreign currency gains were $1.2 million and $2.0 million for the years ended June 2, 2000 and May 28, 1999, respectively, and foreign currency losses were $12.3 million for the year ended May 31, 1998.

Where available, 3Com enters into foreign exchange forward and option contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. Option premiums, if any, are expensed in the current period in interest and other income, net.

Stock-based compensation. Employee stock plans are accounted for using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees."

Net income per share. Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of employee stock options and restricted stock.

Effects of recent accounting pronouncements. In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. 3Com adopted SOP 98-1 in the fiscal year ended June 2, 2000. The adoption of SOP 98-1 did not have a significant impact on financial results for the year ended June 2, 2000.

In June 1998 and June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for 3Com's fiscal year ending May 31, 2002. 3Com is in the process of determining the impact that adoption will have on its consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The guidance in SAB 101 must be adopted during 3Com's fourth quarter of fiscal 2001 and the effects, if any, are required to be recorded through a retroactive, cumulative-effect adjustment as of the beginning of the fiscal year, with a restatement of all prior interim quarters in the year. Management has not completed its evaluation of the effects, if any, that SAB 101 will have on 3Com's income statement presentation, operating results, or financial position.

Note 3: Discontinued Operations

On September 13, 1999, 3Com announced a plan to conduct an initial public offering (IPO) of its Palm subsidiary. On March 2, 2000, 3Com sold 4.7% of Palm's stock to the public and 1.0% of Palm's stock in private placements. On July 27, 2000, 3Com distributed its remaining Palm common stock to 3Com shareholders. The distribution ratio was 1.4832 shares of Palm for each outstanding share of 3Com common stock. No gain was recorded as a result of these transactions.

The historical consolidated financial statements of 3Com have been restated to account for Palm as a discontinued operation for all periods presented. The financial data of Palm reflects the historical results of operations and cash flows of the businesses that comprised the handheld computing business segment of 3Com during each respective period; they do not reflect many significant changes that will occur and have occurred in the operations and funding of Palm as a result of the separation from 3Com and the IPO. The Palm financial data restated as a discontinued operation reflects the assets and liabilities transferred to Palm in accordance with the terms of a master separation agreement to which Palm and 3Com are parties.

Discontinued operations include Palm net sales which totaled $1,057.6 million, $569.9 million and $264.4 million for fiscal years 2000, 1999 and 1998, respectively. Net income from Palm discontinued operations was reported net of income tax expense of $44.8 million, $24.9 million, and $4.0 million for the fiscal years 2000, 1999 and 1998, respectively. Allocated corporate expenses that will cease after the Palm spin-off are included in net income from discontinued operations.

The net assets of Palm included within discontinued operations were as follows (in millions):

                                                          June 2,        May 28,
                                                           2000           1999
                                                         -------        -------

Current assets                                           $ 1,259        $   141
Property and equipment, net                                   13              8
Deferred income taxes and other assets                        17             14
Current liabilities                                         (230)           (82)
Long-term debt                                                --             (1)
Other liabilities                                             (1)            --
                                                         -------        -------
        Net assets of discontinued operations            $ 1,058        $    80
                                                         =======        =======

Note 4: Business Realignment

During fiscal 2000, 3Com refocused its business strategy, changed its growth profile, and streamlined its operations. The first phase of 3Com's business realignment was to separate the operations of Palm and to make Palm an independent company. The second phase was to realign 3Com's strategy to focus on high-growth markets, technologies, and products.

In connection with the separation of Palm, 3Com incurred business realignment costs, which consisted primarily of incremental third party costs related to legal and accounting services, strategic business planning, information systems separation, development of compensation and benefits strategies, and costs to recruit certain key Palm management. As of June 2, 2000, 3Com had incurred $9.9 million in realignment charges resulting from the separation of Palm. Direct costs of the IPO, such as the underwriters' commissions and legal and accounting fees, were deducted from the proceeds of the offering.

3Com also announced plans to realign its strategy to focus on high-growth markets, technologies, and products. Operations were restructured around two distinct business models: 1) Commercial and Consumer Networks Business and 2) Carrier Networks Business. In support of this new strategy, 3Com announced a number of investments in new technologies and relationships with other companies. In addition, 3Com is exiting three major product lines that are no longer strategic to its future. During the fourth quarter of fiscal 2000, 3Com exited its high-end LAN and WAN chassis product lines and completed the transfer of assets and human resources associated with these product lines. 3Com is currently in the process of exiting its analog-only modem product line and has signed separate definitive agreements with Accton Technology and NatSteel Electronics pertaining to the transfer of this product line to a joint venture. As of June 2, 2000, 3Com had incurred $59.0 million in net realignment charges related to implementing its change in strategic focus, comprised of business realignment charges of approximately $125.4 million, offset by a gain recognized upon receipt of a warrant to purchase common stock in Extreme Networks, Inc., valued at $66.4 million. Components of net business realignment costs as of June 2, 2000 were as follows:

o $59.9 million for severance and outplacement costs related to the termination of approximately 2,900 employees. Employee separation costs include severance, medical, and other benefits. Employee groups impacted by the realignment include personnel involved in duplicate corporate services, manufacturing and logistics, product organizations, sales, and customer support. As of June 2, 2000, approximately 900 employees had begun the separation process, resulting in $25.7 million of employee separation payments. Remaining cash expenditures associated with employee separation are estimated to be approximately $34.2 million and were accrued as of June 2, 2000. Employee separations are expected to be substantially completed by May 2001.
o $27.2 million related to payments to suppliers and vendors to terminate agreements. As of June 2, 2000, $25.0 million of this expense had been paid for contract breakage costs and $2.2 million was accrued for amounts expected to be paid during fiscal 2001.
o $20.2 million for disposal of long-term assets, primarily related to hardware and software. As of June 2, 2000, charges of $3.7 million had been incurred related to the write-off of sales related hardware and software applications that are no longer needed. Approximately $16.5 million was accrued to cover remaining capital asset write-offs.
o $8.9 million for costs associated with the closure of approximately 300,000 square feet of office space through lease terminations. Space reductions included approximately 120,000 square feet in the Americas, 170,000 square feet in Europe, and 10,000 square feet in Asia Pacific. As of June 2, 2000, $0.6 million of expenses had been paid related to lease terminations and $8.3 million was accrued for future expenditures, including $3.8 million for non-cash charges for the write-off of assets associated with these leased properties.
o $9.2 million related to other restructuring costs, primarily associated with professional fees and other direct costs. As of June 2, 2000, expenses of $5.7 million had been paid and approximately $3.5 million was accrued for amounts expected to be paid during fiscal 2001.
o As part of the realignment strategy, 3Com formed a strategic alliance with Extreme Networks, Inc. to provide a migration path for customers of 3Com's CoreBuilder products. As part of the agreement, 3Com received a vested warrant to purchase 1.5 million shares of Extreme Networks, Inc. common stock at an exercise price of $79 per share. The term of the warrant is two years and expires on April 3, 2002. This warrant had a fair value of $66.4 million at the time of receipt. The gain recognized on the receipt of this warrant partially offsets the business realignment charges above.

3Com expects to substantially complete its realignment initiatives during calendar year 2000. There can be no assurance that the estimated costs of 3Com's business realignment activities will not change. Remaining cash expenditures relating to the realignment are estimated to be $44.4 million, related primarily to employee severance, facility closure, and payments to suppliers. Remaining non-cash charges relating to the realignment are estimated to be $20.3 million, primarily related to the impairment of capital assets associated with the business activities that have been exited.

Note 5: Business Combinations and Joint Venture

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

3Com completed the following transactions during the fiscal year ended June 2, 2000:

o On April 3, 2000, 3Com acquired certain assets of Call Technologies, Inc. (Call Technologies), a leading developer of Unified Messaging (UM) and carrier-class Operational Systems and Support (OSS) software solutions for service providers, for an aggregate purchase price of $86.0 million, consisting of cash of approximately $73.4 million, assumption of stock options with a fair value of approximately $8.6 million, the assumption of $1.4 million in debt and $2.6 million of costs directly attributable to the completion of the acquisition. Approximately $10.6 million of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use, and was charged to operations in the fourth quarter of fiscal 2000. This purchase resulted in approximately $86.7 million of goodwill and other intangible assets that are being amortized over estimated useful lives of three to seven years.

o On December 22, 1999, 3Com acquired certain assets of LANSource Technologies, Inc. (LANSource), a leading developer of Internet and LAN fax software and modem sharing software, for an aggregate purchase price of $15.8 million in cash including $0.2 million of costs directly attributable to the completion of the acquisition. Approximately $2.9 million of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use, and was charged to operations in the third quarter of fiscal 2000. This purchase resulted in approximately $13.3 million of goodwill and other intangible assets that are being amortized over estimated useful lives of two to five years.

o On December 2, 1999, 3Com acquired certain assets of Interactive Web Concepts, Inc. (IWC), an Internet business consulting, creative design, and software engineering firm, for an aggregate purchase price of $3.5 million in cash including $0.1 million of costs directly attributable to the completion of the acquisition. This purchase resulted in approximately $4.1 million of goodwill and other intangible assets that are being amortized over estimated useful lives of three years.

3Com completed the following transactions during the fiscal year ended May 28, 1999:

o On March 5, 1999, 3Com acquired NBX Corporation (NBX), a developer of Internet Protocol (IP)-based telephony systems that integrate voice and data communications over small business LANs and WANs. The aggregate purchase price of $87.8 million consisted of cash of approximately $75.4 million, assumption of stock options with a fair value of approximately $11.9 million, and $0.5 million of costs directly attributable to the completion of the acquisition. Approximately $5.6 million of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use, and was charged to operations in the fourth quarter of fiscal 1999. This purchase resulted in approximately $94.4 million of goodwill and other intangible assets that are being amortized over estimated useful lives of two to seven years.

o     On February 18, 1999, 3Com acquired certain assets of ICS Networking, Inc.
      (ICS), a wholly-owned subsidiary of Integrated Circuit Systems, Inc. and manufacturer of integrated circuit products focused on the design and marketing of mixed signal integrated circuits for frequency timing, multimedia, and data communications applications, for an aggregate purchase price of $16.1 million in cash including $0.1 million of costs directly attributable to the completion of the acquisition. Approximately $5.0 million of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use, and was charged to operations in the third quarter of fiscal 1999. This purchase resulted in approximately $6.9 million of goodwill and other intangible assets that are being amortized over estimated useful lives of three to seven years.

o On January 25, 1999, 3Com entered into a joint venture named ADMtek, Inc. ("ADMtek"). 3Com contributed approximately $5.3 million in cash for a 44 percent interest in the joint venture and began consolidating the joint venture with its results, due to its ability to exercise control over the operating and financial policies of the joint venture. In September 1999, 3Com sold a portion of its existing interest in ADMTek to its joint venture partner. As a result of this sale, 3Com's ownership interest was reduced and it no longer exercised control over the joint venture. Therefore, during the second fiscal quarter, 3Com began accounting for this investment using the cost method.

o On November 6, 1998, 3Com acquired EuPhonics, Inc. (EuPhonics), a developer of digital signal processor (DSP)-based audio software that drives integrated circuits, sound cards, consumer electronics, and other hardware. The aggregate purchase price of $8.3 million consisted of cash of approximately $6.6 million, assumption of stock options with a fair value of approximately $1.5 million, and $0.2 million of costs directly attributable to the completion of the acquisition. The charge for purchased in-process technology associated with the acquisition was not material, and was included in research and development expenses in the second quarter of fiscal 1999. This purchase resulted in approximately $10.8 million of goodwill and other intangible assets that are being amortized over estimated useful lives of four years.

3Com completed the following acquisitions during the fiscal year ended May 31, 1998:

o On June 12, 1997, 3Com completed a merger with U.S. Robotics Corporation (U.S. Robotics), the leading supplier of products and systems for accessing information across the WAN, including modems and remote access products. This merger was accounted for as a pooling-of-interests. 3Com issued approximately 158 million shares of 3Com common stock in exchange for all outstanding common stock of U.S. Robotics. 3Com also assumed all options to purchase U.S. Robotics' stock, which were converted into options to purchase approximately 31 million shares of 3Com's common stock, pursuant to the terms of the merger.

o On March 2, 1998, 3Com purchased Lanworks Technologies, Inc. (Lanworks), a developer, manufacturer, and marketer of PC network boot technologies and products, which are critical components of a complete desktop management environment, for approximately $13.0 million in cash. Approximately $8.4 million of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use, and was charged to operations in the fourth quarter of fiscal 1998.

Note 6: Investments

Available-for-sale securities consist of:

                                                                June 2, 2000
                                              --------------------------------------------------
                                                             Gross        Gross
                                              Amortized    Unrealized   Unrealized    Estimated
(In thousands)                                   Cost         Gains       Losses      Fair Value
                                              --------------------------------------------------
State and municipal securities                $  815,020   $    1,709   $   (1,763)   $  814,966
Corporate debt securities                        558,467          119       (4,032)      554,554
                                              ----------   ----------   ----------    ----------
Short-term investments                         1,373,487        1,828       (5,795)    1,369,520

Publicly traded corporate equity securities      103,420      496,585      (30,014)      569,991
                                              ----------   ----------   ----------    ----------

Total                                         $1,476,907   $  498,413   $  (35,809)   $1,939,511
                                              ==========   ==========   ==========    ==========
                                                                    May 28, 1999
                                              --------------------------------------------------
                                                             Gross        Gross
                                              Amortized    Unrealized   Unrealized    Estimated
(In thousands)                                   Cost         Gains       Losses      Fair Value
                                              --------------------------------------------------
State and municipal securities                $  469,621   $    1,203   $     (195)   $  470,629
Corporate debt securities                        239,873           35       (1,172)      238,736
                                              ----------   ----------   ----------    ----------
Short-term investments                           709,494        1,238       (1,367)      709,365

Publicly traded corporate equity securities       10,487       72,792           --        83,279
                                              ----------   ----------   ----------    ----------

Total                                         $  719,981   $   74,030   $   (1,367)   $  792,644
                                              ==========   ==========   ==========    ==========

Publicly traded corporate equity securities are included in other current assets.

During the fiscal year ended June 2, 2000, publicly traded corporate equity securities were sold for proceeds of $818.0 million. Net realized gains on investments of $838.8 million were recorded during fiscal 2000, comprised of $792.7 million of net gains realized on sales of publicly traded equity securities and $46.1 million of net gains recognized due to fair value adjustments of investments in limited partnership venture capital funds and in private companies acquired by public companies. During the fiscal year ended May 28, 1999, publicly traded corporate equity securities were sold for proceeds of $0.4 million, resulting in realized losses of $2.6 million. During the fiscal year ended May 31, 1998, securities were sold for proceeds of $36.2 million, resulting in insignificant realized gains and losses.

The contractual maturities of available-for-sale debt securities at June 2, 2000 are as follows:

                                            Amortized         Estimated
(In thousands)                                Cost           Fair Value
                                          -----------------------------

Within one year                           $   517,784       $   516,613
Between one year and two years                855,703           852,907
                                          -----------       -----------

Short-term investments                    $ 1,373,487       $ 1,369,520
                                          ===========       ===========

Note 7: Inventories, Net

Inventories consist of:
                                                     June 2,             May 28,
(In thousands)                                        2000                1999
                                                    --------            --------

Finished goods                                      $174,420            $225,059
Work-in-process                                       31,863              45,441
Raw materials                                         79,659              65,000
                                                    --------            --------

Total                                               $285,942            $335,500
                                                    ========            ========

Note 8: Property and Equipment, Net

Property and equipment, net consists of:

                                                   June 2,            May 28,
(In thousands)                                      2000               1999
                                                 -----------        -----------

Land                                             $    46,412        $    48,365
Land held for development                                 --             36,497
Land, property, and equipment
  held for sale, net                                  45,452             11,825
Buildings and improvements                           284,620            298,493
Machinery and equipment                              912,472            918,552
Furniture and fixtures                               107,300            100,193
Leasehold improvements                                70,631             56,059
Construction in progress                              66,614             77,192
                                                 -----------        -----------

Total                                              1,533,501          1,547,176
Accumulated depreciation and
     amortization                                   (827,677)          (723,755)
                                                 -----------        -----------

Property and equipment, net                      $   705,824        $   823,421
                                                 ===========        ===========

For the Year Ended June 2, 2000. 3Com sold two facilities in the Chicago and Salt Lake City areas and equipment in the Chicago area for total net proceeds of $93.2 million. In addition, an impairment charge of approximately $4.0 million was recognized related to the write down to fair value of the remaining facility held for sale in Salt Lake City.

For the Year Ended May 28, 1999. 3Com sold three facilities in the Chicago and Boxborough areas and equipment in the Chicago area for total net proceeds of $29.3 million. In addition, a gain of $4.2 million was recognized which was previously deferred pending the resolution of certain contingencies associated with the sale of a 33 acre parcel near 3Com's Santa Clara headquarters in fiscal 1998.

Note 9: Other Accrued Liabilities

Other accrued liabilities consist of:

                                                          June 2,        May 28,
(In thousands)                                             2000           1999
                                                         --------       --------

Accrued payroll and related expenses                     $186,382       $105,844
Accrued product warranty                                   86,437        108,637
Deferred revenue                                           76,610         80,729
Accrued distributor rebates                                35,077         47,343
Accrued promotion rebates                                  33,605         54,241
Other                                                     189,205        231,746
                                                         --------       --------

Other accrued liabilities                                $607,316       $628,540
                                                         ========       ========

Note 10: Borrowing Arrangements and Commitments

As of June 2, 2000, 3Com had borrowings related to a $5.2 million equipment financing transaction. Also, as of June 2, 2000, 3Com had approximately $10.3 million in unused bank-issued standby letters of credit and bank guarantees.

During July 1994, 3Com arranged a private placement of $60 million in 7.52% Unsecured Senior Notes with three insurance companies. The notes are payable in five equal installments beginning in June 1997. As of June 2, 2000 and May 28, 1999, borrowings under these notes totaled approximately $24 million and $36 million, respectively. As of June 2, 2000 and May 28, 1999, $12 million of this debt was classified as current portion of long-term debt.

As of June 2, 2000, the weighted average interest rate on outstanding debt was approximately seven percent.

3Com leases buildings comprising approximately 870,000 square feet for its Santa Clara, California headquarters site. The lease expires in November 2001, with an option to extend the lease term for two successive periods of five years each. The lease contains an option to purchase the property for $152.6 million, or at the end of the lease arrange for the sale of the property to a third party with 3Com retaining an obligation to the owner for the difference between the sale price and $152.6 million, subject to certain provisions of the lease.

3Com also leases buildings comprising approximately 300,000 square feet at the Santa Clara, California headquarters site. The lease expires in August 2002, with an option to extend the lease term for two successive periods of five years each. The lease contains an option to purchase the property for $83.6 million, or at the end of the lease arrange for the sale of the property to a third party with 3Com retaining an obligation to the owner for the difference between the sale price and $83.6 million, subject to certain provisions of the lease. Approximately 160,000 square feet of these buildings are subleased to Palm under an agreement that expires in August 2002.

3Com leases a 540,000 square foot office complex in Marlborough, Massachusetts for general administration, research and development, and manufacturing operations. The site will support expansion of approximately 660,000 square feet to accommodate future growth. The lease expires in August 2002, with an option to extend the lease term for two successive periods of five years each. 3Com has an option to purchase the property for $86.0 million, or at the end of the lease arrange for the sale of the property to a third party with 3Com retaining an obligation to the owner for the difference between the sale price and $86.0 million, subject to certain provisions of the lease.

The three aforementioned leases require 3Com to maintain specified financial covenants, all of which 3Com was in compliance with as of June 2, 2000. Future minimum lease payments are included in the table below.

3Com leases certain of its facilities under operating leases. Leases expire at various dates from 2000 to 2015, and certain facility leases have renewal options with rentals based upon changes in the Consumer Price Index or the fair market rental value of the property.

Future operating lease commitments, net of sublease income are as follows:

Fiscal year                                                       (in thousands)
--------------------------------------------------------------------------------
2001                                                              $    32,286
2002                                                                   21,664
2003                                                                    4,811
2004                                                                    7,426
2005                                                                    5,424
Thereafter                                                             25,530
                                                                  -----------

Total                                                             $    97,141
                                                                  ===========

During fiscal 2000, 3Com entered into sublease agreements with Palm that expire in 2002 and 2003. 3Com will record approximately $26.0 million of sublease income over the lives of the subleases.

Rent expense was $51.5 million, $53.7 million, and $51.1 million for the fiscal years ended June 2, 2000, May 28, 1999, and May 31, 1998.

As of June 2, 2000, 3Com had approximately $23.9 million in capital expenditure commitments, primarily associated with facilities renovation and information system projects.

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

As of June 2, 2000, 3Com had commitments pertaining to a patent license agreement. The minimum and maximum amounts that 3Com will pay under the patent license agreement are based on purchases made and are as follows (in thousands):

Fiscal year                   Minimum Payment                    Maximum Payment
--------------------------------------------------------------------------------
2001                            $       2,000                      $       3,000
2002                                    2,500                              4,513
2003                                    3,000                              6,101
2004                                    3,500                              7,771
2005                                    4,000                              9,529
                                -------------                      -------------

Total                           $      15,000                      $      30,914
                                =============                      =============

Note 11: Common Stock

Shareholder Rights Plan. In September 1989, the Board of Directors approved a stock purchase rights plan and declared a dividend distribution of one common stock purchase right for each outstanding share of common stock. The rights become exercisable based on certain limited conditions related to acquisitions of stock, tender offers, and certain business combination transactions of 3Com. In the event one of the limited conditions is triggered, each right entitles the registered holder to purchase for $250 a number of shares of 3Com common stock (or any acquiring company) with a fair market value of $500. The rights are redeemable at 3Com's option for $.01 per right and expire on December 13, 2004.

Stock Option Plans. 3Com has stock option plans under which employees and directors may be granted options to purchase common stock. Options are generally granted at not less than the fair market value at grant date, vest immediately or for periods ranging up to five years, and expire five to ten years after the grant date.

On December 17, 1997, the Board of Directors approved the repricing of certain employee stock options with an exercise price in excess of the fair market value of 3Com's common stock on January 12, 1998. The exercise price for 20.9 million shares of employee stock options was reset to $29.375, the closing market price on January 12, 1998. All such options retained their original vesting schedules but were subject to a nine-month period during which exercises were prohibited. Stock options held by executive officers and directors were not eligible for such repricing.

A summary of option transactions under the plans follows:

(Shares in thousands)                     Number                Weighted average
                                        of shares                exercise price
                                        ---------                --------------
Outstanding, June 1, 1997                  60,056                 $  20.82

Granted and assumed                        15,701                    50.37
Exercised                                 (22,627)                   12.07
Canceled                                   (5,509)                   39.37
                                         --------                 --------
Outstanding, May 31, 1998                  47,621                    23.39

Granted and assumed                        18,934                    27.19
Exercised                                 (11,820)                   16.81
Canceled                                   (5,489)                   30.85
                                         --------                 --------
Outstanding, May 28, 1999                  49,246                    25.60

Granted and assumed                        20,461                    34.07
Exercised                                 (14,726)                   19.78
Canceled                                  (12,146)                   30.04
                                         --------                 --------
Outstanding, June 2, 2000                  42,835                 $  30.39
                                         ========                 ========

As of June 2, 2000, there were 14.8 million shares available for future grant. Subsequent to the fiscal year ended June 2, 2000, the Board of Directors authorized an increase in the share reserve for employee stock purchases by
9.2 million shares, subject to shareholder approval.

                                  Outstanding options as of June 2, 2000                   Exercisable at June 2, 2000
                     ---------------------------------------------------------------   ---------------------------------
Range of                Number         Weighted average        Weighted average           Number        Weighted average
exercise prices        of shares        exercise price    remaining contractual life     of shares       exercise price
---------------        ---------        --------------    --------------------------     ---------       --------------
                     (in thousands)                                (in years)          (in thousands)
$  0.02 - $ 20.44           4,953               $12.04                5.0                  4,134             $ 10.86
  20.63 -   26.75          11,739                25.99                8.8                  1,345               24.38
  26.79 -   29.38          13,710                28.77                7.6                  6,418               29.10
  29.44 -  104.13          12,433                43.66                8.4                  3,481               39.28
                           ------               ------                ---                -------             -------
Total                      42,835               $30.39                7.9                 15,378             $ 26.09
                           ======                                                        =======

There were 23.6 million and 29.7 million options exercisable as of May 28, 1999 and May 31, 1998 with weighted average exercise prices of $21.93 and $18.69 per share, respectively.

Employee Stock Purchase Plan. 3Com has an employee stock purchase plan, under which eligible employees may authorize payroll deductions of up to 10 percent of their compensation, as defined, to purchase common stock at a price of 85 percent of the lower of the fair market value as of the beginning or the end of the offering period. During September 1999, the Board of Directors approved a revision to the terms of the employee stock purchase plan which extended the offering period to 24 months, allowing for four six-month purchase periods. Price declines, if any, will be reflected at the beginning of each six-month purchase period and remain in effect for the next 24-month offering period.

Restricted Stock Plan. 3Com has a restricted stock plan, under which shares of common stock are reserved for issuance at no cost to key employees. Compensation expense, equal to the fair market value on the date of the grant, is recognized as the granted shares vest over a one-to-four year period. As of June 2, 2000, there were 0.4 million shares available for future grant.

Director Stock Plan. 3Com has a director stock plan, under which shares of common stock are issued to members of the Board of Directors at an exercise price equal to the fair market value on the date of grant and vest immediately or over 24 month increments. Following the vesting in full of an option previously received, an additional option to purchase shares of 3Com common stock is automatically granted to each eligible participant in accordance with the option grant provisions.

Common Stock Reserved for Issuance. As of June 2, 2000, 3Com had common stock reserved for issuance as follows:

      (In thousands)

      Shareholder Rights Plan                               353,454
      Stock Option Plans                                     57,631
      Employee Stock Purchase Plan                            2,741
      Restricted Stock Plan                                     403
                                                           --------
      Total shares reserved for issuance                    414,229
                                                           ========

Stock Repurchase Program. During the fourth quarter of fiscal 2000, the Board of Directors authorized a stock repurchase program in the amount of up to one billion dollars. Such repurchases could be used to offset the issuance of additional shares resulting from employee stock option exercises and the sale of shares under the employee stock purchase plan. The Board has authorized a two-year time limit on the repurchase authorizations. This new program replaces previous authorizations totaling 45 million shares between June 1998 and September 1999. During fiscal 2000, 20.5 million shares of common stock were repurchased for a total purchase price of $540.8 million.

Accounting for Stock-Based Compensation. As permitted under SFAS 123, 3Com has elected to follow APB 25 and related Interpretations in accounting for stock-based awards to employees. Under APB 25, 3Com generally recognizes no compensation expense with respect to such awards.

Pro forma information regarding net income and earnings per share is required by SFAS 123. This information is required to be determined as if 3Com had accounted for its stock-based awards to employees (including employee stock options and shares issued under the Employee Stock Purchase Plan, collectively called "options") granted subsequent to May 31, 1995 under the fair value method of that Statement. The fair value of options granted in fiscal years 2000, 1999, and 1998 reported below has been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                             Employee Stock Option Plans      Employee Stock Purchase Plan
                             ---------------------------      ----------------------------
                              2000       1999       1998        2000       1999       1998
                             ---------------------------      ----------------------------
Risk-free interest rate       6.5%       5.3%       5.5%        6.4%       4.9%       5.5%
Volatility                   78.4%      62.0%      56.0%       78.4%      62.0%      56.0%
Dividend yield                0.0%       0.0%       0.0%        0.0%       0.0%       0.0%

As of June 2, 2000, the expected lives of the options under the Employee Stock Option Plan were estimated at approximately two and one half years after the vesting date for directors and approximately one and one half years after the vesting date for non-directors. As of May 28, 1999, the expected lives of options under the Employee Stock Option Plan were estimated at approximately three and one half years after the vesting date for directors and approximately two years after the vesting date for non-directors. As of May 31, 1998, the expected lives of options under the Employee Stock Option Plan were estimated at approximately three years after the vesting date for directors and approximately one year after the vesting date for non-directors. As of June 2, 2000, May 28, 1999, and May 31, 1998, the expected life of options under the Employee Stock Purchase Plan was estimated at six months.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The weighted average estimated fair value of employee stock options granted during fiscal years 2000, 1999 and 1998 was $21.10, $14.95 and $17.97 per share, respectively. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plan during fiscal years 2000, 1999 and 1998 was $10.26, $8.41 and $10.56, respectively. Because 3Com's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options' vesting period. Pro forma information follows (in thousands, except per share amounts):

                                                                        Years ended
                                                    -----------------------------------------------
                                                      June 2,              May 28,         May 31,
                                                       2000                 1999            1998
                                                    ----------           ---------       ----------
Net income (loss):         As reported              $  674,303           $ 403,874       $   30,214
                           Pro forma                   535,539             216,695         (140,351)

Earnings (loss) per share: As reported--basic       $     1.94           $    1.12       $     0.09
                           Pro forma--basic               1.54                0.60            (0.40)

                           As reported--diluted     $     1.88           $    1.09       $     0.08
                           Pro forma--diluted             1.50                0.59            (0.38)

The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because SFAS 123 is applicable only to options granted subsequent to May 31, 1995, the full effect on pro forma net income and earnings per share was not reflected for periods prior to fiscal 1999.

Note 12: Financial Instruments

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

                                                  June 2, 2000                        May 28, 1999
                                          -----------------------------       ----------------------------
                                             Carrying         Estimated         Carrying         Estimated
(In thousands)                                 Amount        Fair Value           Amount        Fair Value
                                          ----------------------------------------------------------------
Assets:
  Cash and equivalents                    $ 1,700,420       $ 1,700,420       $  951,771        $  951,771
  Short-term investments                    1,369,520         1,369,520          709,365           709,365
  Corporate equity securities                 620,390           620,390          128,916           128,916

Liabilities:
  Long-term debt                          $    24,000       $    24,675       $   37,798        $   38,243

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

Corporate equity securities. Publicly traded corporate equity securities are included in other current assets. The fair value of publicly traded corporate equity securities is based on quoted market prices. Privately held corporate equity securities are included in goodwill, intangibles, deposits, and other assets. Investments in privately held corporate equity securities are recorded at the lower of cost or fair value. For these non-quoted investments, 3Com's policy is to regularly review the assumptions underlying the financial performance of the privately held companies in which the investments are maintained. If and when a determination is made that a decline in fair value below the cost basis is other than temporary, the related investment is written down to its estimated fair value.

Foreign exchange contracts. 3Com does not use derivative financial instruments for speculative or trading purposes. Where available, 3Com enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. The premiums on long-term foreign exchange forward hedges of firm commitments are capitalized as part of the underlying asset. Foreign exchange option contracts are selectively entered into to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. Gains and losses on the foreign exchange contracts are included in interest and other income, net, which offset foreign exchange gains or losses from revaluation of foreign currency-denominated balance sheet items and intercompany balances.

The foreign exchange forward contracts require 3Com to exchange foreign currencies for U.S. Dollars or vice versa, and generally mature in one month or less. As of June 2, 2000 and May 28, 1999, 3Com had outstanding foreign exchange forward contracts with aggregate notional amounts of $52.9 million and $82.2 million that had remaining maturities of one month or less. As of June 2, 2000, 3Com had one outstanding foreign exchange forward contract with a notional amount of $24.0 million with a remaining maturity greater than one month. As of May 28, 1999, 3Com did not have any outstanding foreign exchange forward contracts with maturities greater than one month. As of June 2, 2000 and May 28, 1999, the carrying amounts and estimated fair values of foreign exchange forward contracts were insignificant, and the difference between the two values was insignificant. The fair value of foreign exchange forward contracts is based on prevailing financial market information.

The foreign exchange option contracts provide 3Com with the right to exchange foreign currencies for U.S. Dollars or vice versa, and generally mature in one month. As of June 2, 2000, 3Com did not have any outstanding foreign exchange option contracts. As of May 28, 1999, 3Com had an outstanding foreign exchange option contract with a notional amount of $2.8 million. The fair value of foreign exchange option contracts is based on prevailing financial market information.

Note 13: Purchased In-Process Technology, Merger-Related (Credits) Charges, Net, and Net Gains on Land and Facilities

Purchased In-Process Technology

During fiscal 2000, 3Com purchased LANSource and Call Technologies. In each of these acquisitions, a portion of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. The amounts charged to operations as purchased in-process technology in fiscal 2000 were as follows: $2.9 million for LANSource and $10.6 million for Call Technologies.

During fiscal 1999, 3Com purchased NBX and certain assets of ICS. In each of these acquisitions, a portion of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. The amounts charged to operations as purchased in-process technology in fiscal 1999 were as follows: $5.6 million for NBX and $5.0 million for ICS.

During fiscal 1998, 3Com purchased Lanworks for approximately $13.0 million in cash. Approximately $8.4 million of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. This amount was charged to operations in the fourth quarter of fiscal 1998.

Merger-Related (Credits) Charges, Net

On June 12, 1997, 3Com completed a merger with U.S. Robotics, which was accounted for as a pooling of interests. As a result of this merger, 3Com has recorded aggregate merger-related charges of $240.0 million through June 2, 2000, which included $196.2 million of integration expenses and $43.8 million of direct transaction costs (consisting primarily of investment banking and other professional fees). The following table displays a rollforward of the integration expense activity and balances of the U.S. Robotics merger reserve from June 1, 1997 through June 2, 2000 (in thousands):

---------------------------------------------------------------------------------------------------------------------------
                                                                          1998
                                                         ----------------------------------------
                                         May 31, 1997           Provision/                                     May 31, 1998
Type of cost                                Balance      Revisions in Estimates        Deductions                 Balance
---------------------------------------------------------------------------------------------------------------------------
Facilities                                       --             $   48,279            $    11,695                  $ 36,584
Severance and outplacement                       --                 61,760                 55,550                     6,210
Long-term assets                                 --                 41,837                 40,548                     1,289
Inventory                                        --                 65,181                 58,752                     6,429
---------------------------------------------------------------------------------------------------------------------------
Total                                            --             $  217,057            $   166,545                  $ 50,512
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
                                                                          1999
                                                         ----------------------------------------
                                         May 31, 1998          Revisions in                                    May 28, 1999
Type of cost                                Balance              Estimates             Deductions                 Balance
---------------------------------------------------------------------------------------------------------------------------
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
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
                                                                          2000
                                                         ----------------------------------------
                                         May 28, 1998          Revisions in                                    June 2, 2000
Type of cost                                Balance              Estimates             Deductions                 Balance
---------------------------------------------------------------------------------------------------------------------------
Facilities                                $  13,935             $   (1,976)           $    11,713                  $    246
Severance and outplacement                      595                    (57)                   538                        --
Long-term assets                                743                   (174)                   277                       292
---------------------------------------------------------------------------------------------------------------------------
Total                                     $  15,273             $   (2,207)           $    12,528                  $    538
---------------------------------------------------------------------------------------------------------------------------

No significant remaining cash expenditures relating to the U.S. Robotics merger charge are anticipated. As of June 2, 2000, substantially all benefits had been paid to terminated employees. 3Com expects to have completed all exit activities by November 30, 2002.

As of June 2, 2000 and May 28, 1999, 3Com also had a remaining merger accrual of $1.3 million and $2.1 million, respectively, related to the Chipcom Corporation merger.

In addition, merger-related (credits) charges during fiscal 1999 included a $3.0 million charge reflecting a change in the estimated net realizable value of closed manufacturing plants in Chicago. The charge reflects a change in the estimated net realizable value of the plant, reflecting market conditions at the time.

During fiscal 1998, 3Com recorded a net credit of $7.0 million associated with past merger activities and disposition of real estate. This net credit was comprised of the reversal of approximately $10.6 million of previously recorded merger accruals based on revised estimates, the sale of land in Santa Clara near its headquarters which resulted in a net gain of $15.8 million, and the decision to close one of two manufacturing plants in Chicago which resulted in a one-time charge of $19.4 million reflecting the difference between the estimated net realizable value and the carrying value of the plant.

Net Gains on Land and Facilities

During fiscal 2000, 3Com sold a manufacturing facility and related assets in Salt Lake City, Utah to Manufacturers' Services Ltd., and recognized the impairment of a remaining Salt Lake facility held for sale, which resulted in a combined net gain of $25.5 million.

During fiscal 1999, 3Com recorded a $4.2 million net gain on the sale of land, which had previously been deferred pending resolution of certain contingencies that were resolved during the year.

Note 14: Interest and Other Income, Net

Interest and other income, net consists of:

                                                     Years ended
                                    -------------------------------------------
                                     June 2,          May 28,           May 31,
(In thousands)                        2000             1999             1998
                                    ---------        ---------        ---------

Interest income                     $ 110,404        $  63,245        $  46,175
Interest expense                       (3,612)          (3,756)         (16,685)
Other                                  (2,534)          (2,567)         (12,526)
                                    ---------        ---------        ---------

Total                               $ 104,258        $  56,922        $  16,964
                                    =========        =========        =========

Note 15: Income Taxes

The provision for income taxes consists of:

                                                   Years ended
                                    -------------------------------------------
                                     June 2,          May 28,          May 31,
 (In thousands)                       2000             1999             1998
                                    ---------        ---------        ---------

Current:
   Federal                          $  84,107        $  (7,689)       $ 251,173
   State                               38,892           24,992           (1,093)
   Foreign                             39,361           49,805           37,641
                                    ---------        ---------        ---------

Total current                         162,360           67,108          287,721
                                    ---------        ---------        ---------

Deferred:
   Federal                            171,315          104,510         (214,943)
   State                                8,182           (4,697)           2,726
   Foreign                               (185)         (10,130)           6,748
                                    ---------        ---------        ---------

Total deferred                        179,312           89,683         (205,469)
                                    ---------        ---------        ---------

Total                               $ 341,672        $ 156,791        $  82,252
                                    =========        =========        =========

The components of net deferred tax assets (liabilities) consist of:

                                                        June 2,        May 31,
(In thousands)                                           2000           1999
                                                       ---------      ---------

Deferred tax assets:
   Reserves not recognized for tax purposes            $ 164,811      $ 209,046
   Net operating loss carry-forwards                       2,781        157,351
   Amortization and depreciation                          (9,218)        18,981
   Other                                                  16,065         10,599
   Valuation allowance                                   (11,482)       (51,399)
                                                       ---------      ---------

Total deferred tax assets                                162,957        344,578
                                                       ---------      ---------

Deferred tax liabilities:
   Unremitted earnings                                   (81,960)       (81,960)
   Unrealized gain on investments, net                  (179,240)       (28,298)
   Other                                                    (410)          (240)
                                                       ---------      ---------

Net deferred tax assets (liabilities)                  $ (98,653)     $ 234,080
                                                       =========      =========

The valuation allowance relates partially to net operating losses and is required, as 3Com believes that it is more likely than not that such benefits will not be realized due to various limitations on their use. The allowance also relates to certain expenses, the realization of which is not assured on future state income tax returns. The valuation allowance decreased $40 million in fiscal 2000 and increased $5.6 million in fiscal 1999.

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

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

                                                            Years ended
                                                   -----------------------------
                                                   June 2,    May 31,    May 31,
                                                    2000       1999       1998
                                                    ----       ----       ----
Tax computed at federal statutory rate               35.0%      35.0%      35.0%
State income taxes, net of federal effect             3.2        2.5        1.0
Tax exempt investment income                         (0.9)      (1.4)      (6.1)
Provision for combined foreign and U.S. taxes on
   certain foreign income at rates greater than
   (less than) U.S. rates                            (4.2)      (6.5)       0.7
Research tax credits                                 (0.3)      (0.6)      (5.2)
Non-deductible purchased in-process technology
   and merger-related charges                         1.0        0.5       48.8
Other                                                 1.7        0.6        3.9
                                                   ------     ------     ------

Total                                                35.5%      30.1%      78.1%
                                                   ======     ======     ======

Income before income taxes for the fiscal years ended June 2, 2000, May 28, 1999, and May 31, 1998 includes income of $213.3 million, $227.1 million, and $170.5 million, respectively from our foreign subsidiaries. Federal income taxes have not been provided on approximately $656.5 million of undistributed earnings of foreign subsidiaries since 3Com intends to reinvest in foreign subsidiary operations indefinitely. It is not practicable to estimate the income tax liability that might be incurred upon the remittance of such earnings.

3Com has approximately $70.9 million of operating loss carryforwards related to various foreign taxing jurisdictions, $0.7 million of which expire through 2005 with the remaining balance having an unlimited carryforward.

Note 16: Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income. The components of other comprehensive income and their related tax effects are as follows (in thousands):

                                                                          Years ended
                                                               -----------------------------------
                                                                June 2,      May 28,      May 31,
                                                                 2000         1999         1998
                                                               ---------    ---------    ---------
Gains (losses) on investments during the year, net of
     tax expense (benefit) of $(173,702), $28,577 and
     $(816) in 2000, 1999, and 1998, respectively              $(275,098)   $  45,157    $  (1,520)
Less: adjustment for gains (losses) included in net
     income, net of tax expense (benefit) of $324,644,
     $(1,024), and $15 in 2000, 1999, and 1998, respectively     514,151       (1,619)          27
Change in accumulated translation adjustments during
     the year, net of tax of $0 in 2000, 1999, and 1998           (1,341)      (3,830)       2,672
                                                               ---------    ---------    ---------
Other comprehensive income                                     $ 237,712    $  39,708    $   1,179
                                                               =========    =========    =========

Accumulated other comprehensive income presented in the accompanying consolidated balance sheets consists of the accumulated net unrealized gain on available-for-sale investments and the accumulated foreign translation adjustments.

Note 17: Net Income per Share

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

                                                          Years ended
                                                --------------------------------
                                                 June 2,     May 28,    May 31,
                                                  2000        1999        1998
                                                --------    --------    --------

Net income from continuing operations           $615,563    $364,945    $ 23,046
Net income from discontinued operations           58,740      38,929       7,168
                                                --------    --------    --------
                                                $674,303    $403,874    $ 30,214
                                                ========    ========    ========

Weighted average shares--Basic                   348,314     360,424     351,154
Effect of dilutive securities:
       Employee stock options                      9,267       8,735      13,725
       Restricted stock                              302         202         214
                                                --------    --------    --------
Weighted average shares--Diluted                 357,883     369,361     365,093
                                                ========    ========    ========

Net income per share--Basic:
         Continuing operations                  $   1.77    $   1.01    $   0.07
         Discontinued operations                    0.17        0.11        0.02
                                                --------    --------    --------
                                                $   1.94    $   1.12    $   0.09
                                                ========    ========    ========

Net income per share--Diluted:
         Continuing operations                  $   1.72    $   0.99    $   0.06
         Discontinued operations                    0.16        0.10        0.02
                                                --------    --------    --------
                                                $   1.88    $   1.09    $   0.08
                                                ========    ========    ========

Note 18: Business Segment Information

3Com has evolved from a supplier of discrete products to a leading provider of broad-based networking systems and services that connect people and organizations to information across LANs and WANs, including the Internet. For the majority of fiscal 2000, 3Com was organized around four separately managed business units: Network Systems, Personal Connectivity, Handheld Computing, and Customer Service. During the fourth fiscal quarter, a final decision was made to spin-off Palm (the Handheld Computing business segment). Accordingly, the financial data related to Palm is accounted for as a discontinued operation for all periods presented. As Palm is no longer a part of continuing operations, 3Com is no longer presenting a Handheld Computing segment. 3Com's business activities have been aggregated into two reportable segments: Personal Connectivity and Network Systems. The Customer Service business unit has been combined into Network Systems, as customer service operations are an integral part of the Network Systems business unit and the two business units are regularly combined for internal management reviews when assessing performance and making decisions regarding allocation of resources and investments. The Personal Connectivity segment manufactures and sells desktop network interface cards, desktop modems, and mobile personal computer cards. The Network Systems segment manufactures and sells switches, hubs, remote access concentrators, routers, as well as services associated with sales of these products.

3Com's Chief Executive Officer and Chief Operating Officer have been identified as the chief operating decision makers ("CODMs") as they assess the performance of the business units and decide how to allocate resources to the business units. Segment income is the measure of profit and loss that CODMs use to assess performance and make decisions. Segment income represents the sales less the cost of sales and direct expenses incurred within the operating segments. In addition, 3Com's sales and corporate marketing, manufacturing, finance, and administration groups are allocated to operating segments and are included in the results below. Certain corporate level operating expenses (primarily bonuses based on 3Com results, unallocated corporate expenses, and one-time charges or credits) are not allocated to operating segments and are included in corporate and other in the reconciliation of operating results. Further, because interest and other income, net is allocated to each of the business units as a simple percentage of sales and the provision for income taxes is allocated to each business unit as a percentage of pre-tax income, interest and other income, net and the provision for income taxes are included in the corporate and other column.

The two business segments do not sell to each other, and accordingly, there are no intersegment sales. 3Com's CODMs do not review total assets or depreciation and amortization by operating segment, but they do review inventory by operating segment. The accounting policies for reported segments are the same as for 3Com as a whole.

Reportable Operating Segments

Information on reportable segments for the three years ended June 2, 2000, May 28, 1999 and May 31, 1998, and as of June 2, 2000 and May 28, 1999, is as
follows (in thousands):

                             Network       Personal     Corporate
2000                         Systems     Connectivity  and Other(1)      Total
--------------------------------------------------------------------------------

Sales                     $ 2,212,147    $ 2,121,795   $        --   $ 4,333,942
Segment income (loss)         (77,880)       262,075       490,108       674,303

Inventory                     141,687        144,255            --       285,942

                             Network       Personal     Corporate
1999                         Systems     Connectivity  and Other(1)      Total
--------------------------------------------------------------------------------

Sales                     $ 2,612,593    $ 2,589,660   $        --   $ 5,202,253
Segment income (loss)         139,698        365,005      (100,829)      403,874

Inventory                     172,576        162,924            --       335,500

                             Network       Personal     Corporate
1998                         Systems     Connectivity  and Other(1)      Total
--------------------------------------------------------------------------------

Sales                     $ 2,347,082    $ 2,808,934   $        --   $ 5,156,016
Segment income (loss)          14,397        359,747      (343,930)       30,214

(1) Included in the corporate and other category are the following: employee bonuses based on 3Com results; unallocated corporate expenses; purchased in-process technology; merger-related (credits) charges, net; net gains on land and facilities; business realignment costs; gains (losses) on investments, net; interest and other income, net; income tax provision; other interests in losses of consolidated joint venture; equity interest in loss of unconsolidated investee; and certain amounts previously allocated to the discontinued handheld computing segment.

Geographic Information

3Com's foreign operations consist primarily of central distribution, order administration, manufacturing, and research and development facilities in Western Europe, Israel, and Singapore. Sales, marketing, and customer service activities are conducted through sales subsidiaries throughout the world. Geographic sales information for the last three fiscal years is based on the location of the end customer. Geographic long-lived assets information is based on the physical location of the assets at the end of each fiscal year. Sales to unaffiliated customers and long-lived assets by geographic region are as follows (in thousands):

                                                  Years ended
                                    --------------------------------------------
                                      June 2,          May 28,         May 31,
                                       2000             1999             1998
                                    ----------       ----------       ----------
Sales

United States                       $2,114,650       $2,667,815       $2,761,260
United Kingdom                         381,228          476,319          378,563
Other                                1,838,064        2,058,119        2,016,193
                                    ----------       ----------       ----------

Total                               $4,333,942       $5,202,253       $5,156,016
                                    ==========       ==========       ==========

For the fiscal years ended June 2, 2000, May 28, 1999, and May 31, 1998, no other individual country had sales exceeding 10 percent of total sales.

                                         June 2,         May 28,         May 31,
                                          2000            1999            1998
                                        --------        --------        --------
Long-Lived Assets

United States                           $488,742        $589,084        $594,158
United Kingdom                            76,315          84,839          88,089
Ireland                                   78,056          75,512          82,074
Other                                     62,711          73,986          85,337
                                        --------        --------        --------

Total                                   $705,824        $823,421        $849,658
                                        ========        ========        ========

As of June 2, 2000, May 28, 1999, and May 31, 1998, no other individual country had long-lived assets exceeding 10 percent of total long-lived assets.

Note 19: Employee Benefit Plan

3Com has adopted a plan known as the 3Com 401(k) Plan ("the Plan") to provide retirement benefits to all of its employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Participants may elect to contribute from one percent to 22 percent of their annual compensation to the Plan each calendar year, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, the Plan provides for contributions as determined by the Board of Directors. 3Com will match 50 percent for each dollar on the first six percent of target income contributed by the employee. Employees become vested in 3Com matching contributions according to a three year vesting schedule based on initial date of hire. Matching contributions to the Plan totaled $12.9 million in fiscal 2000, $13.6 million in fiscal 1999, and $11.9 million in fiscal 1998.

Note 20: Litigation

3Com is a party to lawsuits in the normal course of business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. 3Com believes that it has defenses in each of the cases set forth below and is vigorously contesting each of these matters. An unfavorable resolution of one or more of the following lawsuits could adversely affect its business, results of operations, or financial condition.

Securities Litigation

On March 24 and May 5, 1997, securities class action lawsuits, captioned Hirsch
v. 3Com Corporation, et al., Civil Action No. CV764977 (Hirsch), and Kravitz v. 3Com Corporation, et al., Civil Action No. CV765962 (Kravitz), respectively, were filed against 3Com and certain of its officers and directors in the California Superior Court, Santa Clara County. The complaints allege violations of Sections 25400 and 25500 of the California Corporations Code and seek unspecified damages on behalf of a class of purchasers of 3Com common stock during the period from September 24, 1996 through February 10, 1997. In late 1999, these cases were stayed by the Court, pending resolution of proceedings in the Euredjian v. 3Com Corporation matter, discussed below. Because the Euredjian case has been dismissed, the Hirsch and Kravitz cases are no longer stayed. They are in discovery. No trial date has been scheduled.

On February 10, 1998, a securities class action, captioned Euredjian v. 3Com Corporation, et al., Civil Action No. C-98-00508CRB (Euredjian), was filed against 3Com and several of its present and former officers and directors in United States District Court for the Northern District of California asserting the same class period and factual allegations as the Hirsch and Kravitz actions. The complaint alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages. In May 2000, at the request of plaintiffs, the Court dismissed the Euredjian case with prejudice.

In December 1997, a securities class action, captioned Reiver v. 3Com Corporation, et al., Civil Action No. C-97-21083JW (Reiver), was filed in the United States District Court for the Northern District of California. Several similar actions have been consolidated into this action, including Florida State Board of Administration and Teachers Retirement System of Louisiana v. 3Com Corporation, et al., Civil Action No. C-98-1355. On August 17, 1998, the plaintiffs filed a consolidated amended complaint which alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and which seeks unspecified damages on behalf of a purported class of purchasers of 3Com common stock during the period from April 23, 1997 through November 5, 1997. 3Com has answered an amended complaint and the case is now in discovery. No trial date has been scheduled.

In October 1998, a securities class action lawsuit, captioned Adler v. 3Com Corporation, et al., Civil Action No. CV777368 (Adler), was filed against 3Com and certain of its officers and directors in the California Superior Court, Santa Clara County, asserting the same class period and factual allegations as the Reiver action. The complaint alleges violations of Sections 25400 and 25500 of the California Corporations Code and seeks unspecified damages. By agreement of the parties, this case will be stayed to allow the Reiver case to proceed.

On May 11, 1999, a securities class action, captioned Gaylinn v. 3Com Corporation, et al., Civil Action No. C-99-2185 MMC (Gaylinn), was filed against 3Com and several of its present and former officers and directors in United States District Court for the Northern District of California. Several similar actions have been consolidated into the Gaylinn action. On September 10, 1999, the plaintiffs filed a consolidated complaint which alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class of purchasers of 3Com common stock during the period from September 22, 1998 through March 2, 1999. In January 2000, the Court dismissed the complaint. In February 2000, plaintiffs filed an amended complaint. In June 2000, the Court dismissed the amended complaint without prejudice. Plaintiffs filed another amended complaint. On July 24, 2000, the Company filed a motion to dismiss the latest amended complaint.

Intellectual Property

On April 28, 1997, Xerox Corporation filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the United States District Court for the Western District of New York. The case is now captioned Xerox Corporation v. U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc. and 3Com Corporation (Civil Action Number 97-CV-6182T). The Complaint alleged willful infringement of United States Patent Number 5,596,656, entitled "Unistrokes for Computerized Interpretation of Handwriting." The Complaint sought to permanently enjoin the defendants from infringing the patent in the future. In an Order entered by the Court on June 6, 2000, the Court granted the defendants' motion for summary judgment of non-infringement, and the case was dismissed in its entirety. Xerox has appealed the dismissal to the U.S. Court of Appeals for the Federal Circuit.

Note 21: Subsequent Events

In the first quarter of fiscal 2001, 3Com distributed its remaining ownership of outstanding Palm common stock to 3Com shareholders. The distribution ratio was
1.4832 shares of Palm for each outstanding share of 3Com common stock. At the time of the distribution of Palm shares to 3Com shareholders, an adjustment was made to stock options held by 3Com employees to preserve the intrinsic value of these options and the ratio of the exercise price to the market price. As of July 27, 2000, there were approximately 35 million employee options outstanding. Immediately after the Palm distribution, there were approximately 169 million employee options outstanding, of which approximately 60 million were vested and immediately exercisable.

In the first quarter of fiscal 2001, 3Com finalized the transfer of the analog-only modem product line to a joint venture with NatSteel Electronics, Ltd. and Accton Technology Corporation. The new company created through this alliance is called U.S. Robotics Corporation and will assume the analog-only modem product line, including U.S. Robotics and U.S. Robotics Courier(TM) branded modems. U.S. Robotics Corporation is headquartered in Chicago, Illinois and plans to commence operations during the second quarter of fiscal 2001.

In the first quarter of fiscal 2001, 3Com acquired Kerbango, Inc., the developer of the world's first standalone Internet radio, radio tuning system, and radio web site. The aggregate purchase price was approximately $80 million.

In the first quarter of fiscal 2001, 3Com made a $20 million minority equity investment in CAIS Internet, Inc., the leading service provider in the hospitality market. Hotel rooms and other such community spaces are examples of small- to mid-sized locations which are rapidly ramping-up their networking capabilities for Internet, voice, and video service delivery. CAIS has made purchase commitments to 3Com for network infrastructure equipment used to create these vertical solutions for hospitality environments.

Quarterly Results of Operations (Unaudited)

The table below has been restated to account for Palm as a discontinued operation.

------------------------------------------------------------------------------------------------------------------------------------
                                          Fiscal 2000 Quarters Ended                          Fiscal 1999 Quarters Ended
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except          Jun. 2,      Feb. 25,     Nov. 26,     Aug. 27,      May 28,     Feb. 26,     Nov. 27,     Aug. 28,
per share data)                  2000         2000         1999         1999         1999         1999         1998         1998
                                           (Restated)   (Restated)   (Restated)   (Restated)   (Restated)   (Restated)   (Restated)
-----------------------------------------------------------------------------------------------------------------------------------
Sales                         $ 763,684    $1,142,965   $1,214,097   $1,213,196   $1,234,643   $1,284,640   $1,393,303   $1,289,667
                              ---------    ----------   ----------   ----------   ----------   ----------   ----------   ----------

Gross margin                    193,326       514,653      567,522      573,558      549,373      574,182      627,615      550,914
Gross margin %                     25.3%         45.0%        46.7%        47.3%        44.5%        44.7%        45.0%        42.7%
                              ---------    ----------   ----------   ----------   ----------   ----------   ----------   ----------

Operating income (loss)        (340,047)       98,191      123,196      137,461       88,384       97,095      162,141      118,736
                              ---------    ----------   ----------   ----------   ----------   ----------   ----------   ----------

Net income (loss) from
   Continuing operations       (159,359)      490,159      156,459      128,304       73,459       80,654      122,948       87,884
Net income (loss) from
   Continuing operations %         20.9%         42.9%        12.9%        10.6%         5.9%         6.3%         8.8%         6.8%
                              ---------    ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net income from
   Discontinued operations       12,532        16,155       20,866        9,187       14,074        9,083        9,965        5,807
Net income from
  Discontinued operations %         1.6%          1.4%         1.7%         0.8%         1.1%         0.7%         0.7%         0.5%
                              ---------    ----------   ----------   ----------   ----------   ----------   ----------   ----------

Diluted net income (loss)
  per share - continuing
  operations                  $   (0.45)   $     1.36   $     0.45   $     0.36   $     0.20   $     0.22   $     0.33   $     0.24
                              ---------    ----------   ----------   ----------   ----------   ----------   ----------   ----------
Diluted net income per
  share - discontinued
  operations                  $    0.04    $     0.04   $     0.06   $     0.03   $     0.04   $     0.02   $     0.03   $     0.02
                              ---------    ----------   ----------   ----------   ----------   ----------   ----------   ----------
-----------------------------------------------------------------------------------------------------------------------------------

The per share amounts presented below are calculated net of taxes. For fiscal year 1999, the per share amounts are calculated net of taxes, using historical tax rates.

Net income for the quarter ended June 2, 2000 included a net pre-tax charge of approximately $10.6 million ($0.02 per share) for purchased in-process technology, a net pre-tax credit of approximately $0.2 million (no per share effect) primarily associated with past merger activities, a net pre-tax charge of $64.2 million ($0.13 per share) for business realignment costs associated with the change in strategy and the Palm separation, and a net pre-tax gain on sale of investments of $89.0 million ($0.19 per share). Net income for the quarter ended February 25, 2000 included a net pre-tax charge of approximately $2.9 million ($0.01 per share) for purchased in-process technology, a net pre-tax credit of $25.5 million ($0.05 per share) associated with the disposition of real estate, a net pre-tax charge of $2.6 million ($0.01 per share) related to business realignment charges, and a net pre-tax credit of approximately $654.9 million ($1.11 per share) associated with gains on investments. Net income for the quarter ended November 26, 1999 included a net pre-tax charge of approximately $2.1 million (no per share effect) associated with business realignment charges, and a pre-tax credit of $71.3 million ($0.15 per share) related to gains on investments. Net income for the quarter ended August 27, 1999 included a net pre-tax credit of approximately $2.1 million (no per share effect) associated with the merger with U.S. Robotics and a net pre-tax credit of $23.6 million ($0.05 per share) related to gains on investments. Net income for the quarter ended May 28, 1999 included a net pre-tax charge of approximately $5.6 million ($0.01 per share) associated with the purchase of NBX, $4.9 million ($0.01 per share) related to the reduction in the merger charges associated with U.S. Robotics and Chipcom, and a net pre-tax charge of $2.6 million (no per share effect) associated with losses on investments. Net income for the quarter ended February 26, 1999 included a net pre-tax charge of approximately $5.0 million ($0.01 per share) associated with the purchase of certain assets of ICS, a net pre-tax credit of approximately $7.3 million ($0.01 per share) related to the reduction in the merger charge associated with U.S. Robotics. Net income for the quarter ended November 27, 1998 included a net pre-tax charge of approximately $4.8 million ($0.01 per share) associated with past merger activities and a net pre-tax credit of $4.2 million ($0.01 per share) related to the disposition of real estate. Net income for the quarter ended August 28, 1998 included a net pre-tax credit of approximately $10.2 million ($0.02 per share) associated with the merger with U.S. Robotics.

Excluding the non-recurring items noted above, net income and net income per share from continuing operations on a diluted basis would have been as follows:

------------------------------------------------------------------------------------------------------------------------
                                        Fiscal 2000 Quarters Ended                        Fiscal 1999 Quarters Ended
                              ------------------------------------------------------------------------------------------
(In thousands, except          Jun. 2,     Feb. 25,   Nov. 26,    Aug. 27,    May 28,   Feb. 26,    Nov. 27,   Aug. 28,
per share data)                  2000        2000       1999        1999       1999       1999        1998       1998
------------------------------------------------------------------------------------------------------------------------
Net income (loss) from
  continuing operations
  excluding
  non-recurring items         $ (170,215)  $ 75,805   $ 107,314   $ 110,088   $ 75,796   $ 79,050   $ 123,393   $ 80,936
Net income (loss) per
  share from continuing
  operations excluding
  non-recurring items         $    (0.48)  $   0.21   $    0.31   $    0.31   $   0.21   $   0.21   $    0.34   $   0.22
                              ----------   --------   ---------   ---------   --------   --------   ---------   --------
------------------------------------------------------------------------------------------------------------------------

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

ITEM 10. Directors and Executive Officers of 3Com Corporation

The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned "Election of Directors" in 3Com's definitive Proxy Statement for the Annual Meeting of Stockholders to be held September 28, 2000 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date. For information with respect to the executive officers of 3Com, see "Executive Officers of 3Com Corporation" at the end of Part I of this report.

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

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

      (a)   (1)   Financial Statements - See Index to Consolidated Financial
                  Statements and Financial Statement Schedule at page 40 of this Form 10-K.

            (2) Financial Statement Schedule - See Index to Consolidated Financial Statements and Financial Statement Schedule at page 40 of this Form 10-K.

            (3)   Exhibits - See Exhibit Index at page 71 of this Form 10-K.

      (b) 3Com filed four reports on Form 8-K during the fiscal year ended June 2, 2000, as follows:

            (1)   A report on Form 8-K filed on May 8, 2000, reporting under
                  Item 5 the announcement that 3Com's Board of Directors has declared a stock dividend on all 3Com's shares in Palm, Inc. and that the shares will be distributed to 3Com shareholders of record as of 5:00 PM Eastern Daylight Time on July 27, 2000.

            (2)   A report on Form 8-K filed on June 5, 2000, reporting under
                  Item 5 the announcement that 3Com, Accton Technology Corporation ("Accton"), and NatSteel Electronics ("NEL") have entered into an agreement whereby pursuant to an Asset Contribution Agreement between U.S. Robotics Corporation and 3Com, 3Com's analog-only product lines and business will be contributed to a newly formed corporation, "U.S. Robotics Corporation." US Robotics Corporation is owned by 3Com, Accton, and NEL.

            (3)   A report on Form 8-K filed on July 14, 2000, reporting under
                  Item 5 the announcement that the final distribution ratio for the distribution of shares of Palm, Inc. common stock to 3Com stockholders is 1.484 shares of Palm common stock for each share of 3Com common stock that was outstanding on the record date, July 11, 2000.

            (4)   A report on Form 8-K filed on July 14, 2000, reporting under
                  Item 5 the announcement that 3Com issued an Information Statement about its spin-off of Palm, Inc. The Information Statement contains a description of the terms of the spin-off, Palm and Palm's common stock, and is attached as an exhibit to this form 8-K.

      (c)   See Exhibit Index at page 71 of this Form 10-K.

      (d) See Index to Consolidated Financial Statements and Financial Statement Schedule at page 40 of this Form 10-K.

                                  EXHIBIT INDEX
Exhibit
 Number   Description
 ------   -----------

  2.1 Master Separation and Distribution Agreement between the registrant and Palm, Inc. effective as of December 13, 1999, as amended (15)
  2.2 General Assignment and Assumption Agreement between the registrant and Palm, Inc., as amended (15)
  2.3 Master Technology Ownership and License Agreement between the registrant and Palm, Inc. (15)
  2.4 Master Patent Ownership and License Agreement between the registrant and Palm, Inc. (15)
  2.5 Master Trademark Ownership and License Agreement between the registrant and Palm, Inc. (15)
  2.6     Employee Matters Agreement between the registrant and Palm, Inc. (15)
  2.7     Tax Sharing Agreement between the registrant and Palm, Inc. (15)
  2.8 Master Transitional Services Agreement between the registrant and Palm, Inc. (15)
  2.9     Real Estate Matters Agreement between the registrant and Palm, Inc.
          (15)
  2.10 Master Confidential Disclosure Agreement between the registrant and Palm, Inc. (15)
  2.11 Indemnification and Insurance Matters Agreement between the registrant and Palm, Inc. (15)
  3.1     Certificate of Incorporation (11)
  3.2 Certificate of Correction Filed to Correct a Certain Error in the Certificate of Incorporation (11)
  3.3     Certificate of Merger (11)
  3.4     Corrected Certificate of Merger (14)
  3.5     Bylaws of 3Com Corporation, As Amended (12)
  4.1     Amended and Restated Rights Agreement dated December 31, 1994 (Exhibit
          10.27 to Form 10-Q) (4)
  4.2 Amended and Restated Senior Notes Agreement between U.S. Robotics Corporation, Metropolitan Life Insurance Company, The Northwestern Mutual Life Insurance Company, and Metropolitan Property and Casualty Insurance Company (5)
  4.3 Amendment to amended and restated note agreements between 3Com Corporation, Metropolitan Life Insurance Company, The Northwestern Mutual Life Insurance Company, and Metropolitan Property and Casualty Insurance Company (13)
  4.4 Second amendment to amended and restated note agreements between 3Com Corporation, Metropolitan Life Insurance Company, The Northwestern Mutual Life Insurance Company, and Metropolitan Property and Casualty Insurance Company (14)
  10.1    1983 Stock Option Plan, as amended (14)*
  10.2    Amended and Restated Incentive Stock Option Plan (2)*
  10.3    License Agreement dated March 19, 1981 (1)
  10.4    Second Amended and Restated 1984 Employee Stock Purchase Plan (Exhibit
          10.5 to Form 10-Q) (6)*
  10.5 3Com Corporation Director Stock Option Plan, as amended (Exhibit 19.3 to Form 10-Q) (3)*
  10.6 Amended 3Com Corporation Director Stock Option Plan (Exhibit 10.8 to Form 10-Q) (6)*
  10.7 3Com Corporation Restricted Stock Plan, as amended (Exhibit 10.17 to Form 10-Q) (6)*
  10.8    1994 Stock Option Plan, as amended (14)*
  10.9 Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of November 20, 1996 (Exhibit
          10.37 to Form 10-Q) (8)

10.10 Purchase Agreement between BNP Leasing Corporation, and 3Com Corporation, effective as of November 20, 1996 (Exhibit 10.38 to Form 10-Q) (8)
10.11 Agreement and Plan of Reorganization among 3Com Corporation, OnStream Acquisition Corporation and OnStream Networks, Inc. dated as of October 5, 1996 (Exhibit 2.1 to Form S-4) (7)
10.12 Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of February 3, 1997 for the Combined Great America Headquarters site (Exhibit 10.19 to Form 10-Q)
          (10)
10.13 Purchase Agreement between BNP Leasing Corporation, and 3Com Corporation, effective as of February 3, 1997 for the Combined Great America Headquarters site (Exhibit 10.20 to Form 10-Q) (10)
10.14 Credit Agreement dated as of December 20, 1996 among 3Com Corporation, Bank of America National Trust and Savings Association, as Agent, and the Other Financial Institutions Party Hereto Arranged by BA Securities, Inc. (Exhibit 10.21 to Form 10-Q) (10)
10.15 Amended and Restated Agreement and Plan of Merger by and among 3Com Corporation, TR Acquisitions Corporation, 3Com (Delaware) Corporation, and U.S. Robotics Corporation, dated as of February 26, 1997 and amended as of March 14, 1997 (9)
10.16 Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of July 25, 1997 for the Great America Phase III (PAL) site (11)
10.17 Purchase Agreement between BNP Leasing Corporation and 3Com Corporation, effective as of July 25, 1997 for the Great America Phase III (PAL) site (11)
10.18 Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of July 29, 1997 for the Marlborough site (11)
10.19 Purchase agreement between BNP Leasing Corporation and 3Com Corporation, effective as of July 29, 1997 for the Marlborough site
          (11)
10.20 Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of August 11, 1997 for the Rolling Meadows site (11)
10.21 Purchase Agreement between BNP Leasing Corporation, and 3Com Corporation, effective as of August 11, 1997 for the Rolling Meadows site (11)
10.22     First Amendment to Credit Agreement (11)
10.23 Form of Management Retention Agreement, effective as of June 2, 1999, with attached list of parties.*
10.24 Form of Management Retention Agreement, with attached list of parties and effective dates.*
21.1      Subsidiaries of 3Com Corporation
23.1      Consent of Deloitte & Touche, LLP
27.1      Financial Data Schedule

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

(6) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 15, 1996 (File No. 0-12867)
(7) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Registration Statement on Form S-4 filed on October 11, 1996 (File No. 333-13993)
(8) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 13, 1997 (File No. 0-12867)
(9) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Registration Statement on Form S-4 filed on March 17, 1997 (File No. 333-23465)
(10) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on April 11, 1997 (File No. 0-12867)
(11) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on October 14, 1997 (File No. 0-12867)
(12) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 11, 1999 (File No. 0-12867)
(13) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 17, 1999 (File No. 0-12867)
(14) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on October 8, 1999 (File No. 0-12867)
(15) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on April 4, 2000 (File No. 0-12867)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of August, 2000.

                                       3Com Corporation
                                          (Registrant)


                                       By /s/
                                          --------------------------------------
                                                    Eric A. Benhamou
                                       Chairman of the Board and Chief Executive
                                          Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 17th day of August, 2000.

          Signature                                    Title
          ---------                                    -----

/s/                                          Chairman of the Board and
------------------------------                Chief Executive Officer
       (Eric A. Benhamou)                  (Principal Executive Officer)

                                          Senior Vice President, Finance,
/s/                                         and Chief Financial Officer
------------------------------      (Principal Financial and Accounting Officer)
       (Michael E. Rescoe)

/s/                                                  Director
------------------------------
       (Casey Cowell)

/s/                                                  Director
------------------------------
       (James E. Cowie)

/s/                                                  Director
------------------------------
       (David W. Dorman)

/s/                                                  Director
------------------------------
       (Jean-Louis Gassee)

/s/                                                  Director
------------------------------
       (Philip C. Kantz)

/s/                                                  Director
------------------------------
       (James Long)

/s/                                                  Director
------------------------------
       (Jan Peters)

/s/                                                  Director
------------------------------
       (Paul Yovovich)

/s/                                                  Director
------------------------------
       (William F. Zuendt)

                                                                     SCHEDULE II

                                3Com Corporation
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
        For the Years Ended May 31, 1998, May 28, 1999 and June 2, 2000
                                 (In thousands)

                                                  Additions
                                      Balance at  charged to                                      Balance at
                                      beginning   costs and                                         end of
Description                           of period    expenses    Reclassifications   Deductions       period
-----------                           ---------    --------    -----------------   ----------       ------
Year ended May 31, 1998 * :

Allowance for doubtful accounts       $  58,478   $  31,595        $      --       $  19,921 (1)  $  70,152
Product return reserve                   76,266      90,649               --          82,957         83,958
Accrued product warranty                 73,267      72,689               --          59,821         86,135
Acquisition-related reserves:
  Chipcom                                16,966          --               --          11,705          5,261
  U.S. Robotics
   Inventory reserve                         --      65,181               --          58,752          6,429
   Facilities reserve                        --      48,279               --          11,695         36,584
   Long-term asset reserve                   --      41,837               --          40,548          1,289
   Severance and outplacement costs          --      61,760               --          55,550          6,210

Year ended May 28, 1999 * :

Allowance for doubtful accounts       $  70,152   $  49,109        $   2,033(2)    $  16,214 (1)  $ 105,080
Product return reserve                   83,958     152,224               --         169,820         66,362
Accrued product warranty                 86,135      82,877               --          60,375        108,637
Acquisition-related reserves:
  Chipcom                                 5,261      (2,150)              --           1,007          2,104
  U.S. Robotics
   Inventory reserve                      6,429        (666)              --           5,763             --
   Facilities reserve                    36,584     (16,196)              --           6,453         13,935
   Long-term asset reserve                1,289         251               --             797            743
   Severance and outplacement costs       6,210      (2,016)              --           3,599            595

Year ended June 2, 2000:

Allowance for doubtful accounts       $ 105,080   $  10,047        $  (4,500)(3)   $  34,159 (1)  $  76,468
Product return reserve                   66,362     244,032               --         245,732         64,662
Accrued product warranty                108,637      45,276               --          67,476         86,437
Business realignment reserves:
   Facilities reserve                        --       8,932               --             632          8,300
   Long-term asset reserve                   --      20,187               --           3,693         16,494
   Severance and outplacement costs          --      59,890               --          25,678         34,212
   Other restructuring costs                 --      36,404               --          30,731          5,673
Acquisition-related reserves:
  Chipcom                                 2,104         123               --             888          1,339
  U.S. Robotics
   Facilities reserve                    13,935      (1,976)              --          11,713            246
   Long-term asset reserve                  743        (174)              --             277            292
   Severance and outplacement costs         595         (57)              --             538             --

(1)   Accounts written off - net of recoveries.
(2) Reclassification from notes receivable reserve to allowance for doubtful accounts.
(3) Reclassification from allowance for doubtful accounts to accrued liabilities.
*     Restated as described in Note 3.