Form 10-Q
period 2000-09-01
3COM CORP
filed 2000-10-13
CIK 738076

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



            /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 1, 2000     COMMISSION FILE NO. 0-12867

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM          TO

                                 --------------

                                3COM CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         DELAWARE                                     94-2605794
--------------------------------                  ------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

      5400 BAYFRONT PLAZA
     SANTA CLARA, CALIFORNIA                             95052
----------------------------------------               ---------
(Address of principal executive offices)               (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (408) 326-5000

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

                                                  YES ....XX.... NO ............

AS OF SEPTEMBER 29, 2000, 350,076,909 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

THIS REPORT CONTAINS A TOTAL OF 39 PAGES OF WHICH THIS PAGE IS NUMBER 1.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                3COM CORPORATION

                                TABLE OF CONTENTS






PART I.       FINANCIAL INFORMATION                                                             Page
                                                                                                ----
ITEM 1.       Financial Statements

                  Condensed Consolidated Statements of Operations
                  THREE MONTHS ENDED SEPTEMBER 1, 2000 AND AUGUST 27, 1999                        3

                  Condensed Consolidated Balance Sheets
                  SEPTEMBER 1, 2000 AND JUNE 2, 2000                                              4

                  Condensed Consolidated Statements of Cash Flows
                  THREE MONTHS ENDED SEPTEMBER 1, 2000 AND AUGUST 27, 1999                        5

                  Notes to Condensed Consolidated Financial Statements                            6

ITEM 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                15

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk                         34



PART II.      OTHER INFORMATION

ITEM 1.       Legal Proceedings                                                                  34

ITEM 2.       Changes in Securities and Use of Proceeds                                          35

ITEM 3.       Defaults Upon Senior Securities                                                    35

ITEM 4.       Submission of Matters to a Vote of Security Holders                                35

ITEM 5.       Other Information                                                                  35

ITEM 6.       Exhibits and Reports on Form 8-K                                                   36


Signatures                                                                                       39






3Com, AirConnect, CommWorks, SuperStack and Total Control are registered trademarks of 3Com Corporation or its subsidiaries. Kerbango is a trademark of 3Com Corporation or its subsidiaries. U.S. Robotics is a registered trademark of U.S. Robotics Corporation. Courier is a trademark of U.S. Robotics Corporation.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                3COM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                              --------------------------------------
                                                                                  September 1,          August 27,
                                                                                      2000                1999
                                                                              -----------------     ----------------

Sales                                                                           $       933,764     $      1,213,196

Cost of sales                                                                           593,036              638,100
                                                                                ---------------     ----------------

Gross margin                                                                            340,728              575,096
                                                                                ---------------     ----------------

Operating expenses:
   Sales and marketing                                                                  236,315              232,414
   Research and development                                                             145,828              148,359
   General and administrative                                                            57,543               53,993
   Amortization of goodwill and acquired intangibles                                      7,493                4,974
   Purchased in-process technology                                                       29,406                -
   Merger-related credits, net                                                             (212)              (2,105)
   Business realignment costs                                                             9,901                -
                                                                                ---------------     ----------------
         Total operating expenses                                                       486,274              437,635
                                                                                ---------------     ----------------

Operating income (loss)                                                                (145,546)             137,461
Gains on investments, net                                                                16,736               23,551
Interest and other income, net                                                           45,630               15,977
                                                                                ---------------     ----------------

Income (loss) from continuing operations before income taxes
   and equity interests                                                                 (83,180)             176,989
Income tax provision (benefit)                                                          (20,795)              49,660
Other interests in loss of consolidated joint venture                                       -                   (975)
Equity interest in loss of unconsolidated investee                                        1,352               -
                                                                                ---------------     ----------------
Net income (loss) from continuing operations                                            (63,737)             128,304

Net income from discontinued operations                                                   4,537               9,187
                                                                                ---------------     ----------------

Net income (loss)                                                               $       (59,200)    $        137,491
                                                                                ===============     ================

Net income (loss) per share:
     Basic:
         Continuing operations                                                  $         (0.18)    $          0.36
         Discontinued operations                                                           0.01                0.03
                                                                                ---------------     ----------------
                                                                                $         (0.17)    $          0.39
                                                                                ===============     ===============
     Diluted:
         Continuing operations                                                  $         (0.18)    $          0.36
         Discontinued operations                                                           0.01                0.02
                                                                                ---------------     ---------------
                                                                                $         (0.17)    $          0.38
                                                                                ===============     ===============
Shares used in computing per share amounts:
     Basic                                                                              353,777             353,243
     Diluted                                                                            353,777             357,703

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                3COM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                                                            September 1,                 June 2,
                                                                                2000                      2000
                                                                         ---------------          ----------------
                                                                           (Unaudited)
ASSETS
Current assets:
   Cash and equivalents                                                  $       965,089          $      1,700,420
   Short-term investments                                                      1,736,619                 1,369,520
   Accounts receivable, net                                                      467,214                   355,540
   Inventories                                                                   273,246                   285,942
   Investments and other                                                         857,984                   655,772
   Net assets of discontinued operations                                            -                    1,058,237
                                                                         ---------------          ----------------
      Total current assets                                                     4,300,152                 5,425,431

Property and equipment, net                                                      697,688                   705,824
Goodwill, intangibles, deposits and other assets                                 356,107                   361,699
                                                                         ---------------          ----------------

      Total assets                                                       $     5,353,947          $      6,492,954
                                                                         ===============          ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $       396,335          $        363,497
   Other accrued liabilities                                                     578,440                   607,316
   Income taxes payable                                                           92,344                   169,887
   Deferred income taxes                                                          74,992                    27,317
   Current portion of long-term debt                                               2,255                    14,459
                                                                         ---------------          ----------------
      Total current liabilities                                                1,144,366                 1,182,476
                                                                         ---------------          ----------------

Long-term debt                                                                     2,740                    14,740
Deferred income taxes                                                             67,907                    71,336
Other long term obligations                                                        7,707                     7,377

Equity interest in consolidated entity                                             -                     1,173,961

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000 shares
      authorized; none outstanding                                                 -                        -
   Common stock, $.01 par value, 990,000 shares
      authorized; shares issued:  365,789 and 365,825,
      respectively                                                             2,294,942                 2,101,242
   Treasury stock, at cost, 17,438 and 12,371 shares,
      respectively                                                              (331,538)                 (312,428)
   Unamortized stock-based compensation                                          (25,760)                   (6,450)
   Retained earnings                                                           1,855,129                 1,982,079
   Accumulated other comprehensive income                                        338,454                   278,621
                                                                         ---------------          ----------------
      Total stockholders' equity                                               4,131,227                 4,043,064
                                                                         ---------------          ----------------

      Total liabilities and stockholders' equity                         $     5,353,947          $      6,492,954
                                                                         ===============          ================


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               3COM CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                (Unaudited)

                                                                                         Three Months Ended
                                                                                -------------------------------------
                                                                                September 1,             August 27,
                                                                                    2000                    1999
                                                                                -------------           -------------

Cash flows from operating activities:
     Net income (loss) from continuing operations                               $     (63,737)           $    128,304
     Adjustments to reconcile net income (loss) from
           continuing operations to net cash provided
           by (used in) operating activities:
       Depreciation and amortization                                                   67,589                  79,717
       Loss on disposal of fixed assets                                                 8,622                   2,434
       Gains on investments, net                                                      (16,736)                (23,551)
       Deferred income taxes                                                           (2,871)                 23,423
       Purchased in-process technology                                                 29,406                     -
       Merger-related credits, net                                                       (212)                 (2,105)
       Business realignment costs                                                       9,901                     -
       Other interests in loss of consolidated joint venture                              -                      (975)
       Equity interest in loss of unconsolidated investee                               1,352                     -
       Changes in assets and liabilities, net of acquisition:
           Accounts receivable                                                       (111,673)                156,190
           Inventories                                                                 12,974                  22,658
           Investments and other assets                                               (20,367)                 18,600
           Accounts payable                                                            32,095                  52,780
           Accrued liabilities and other                                              (26,474)                (54,887)
           Income taxes payable                                                       (28,218)                 24,390
                                                                                -------------           -------------
Net cash provided by (used in) operating activities                                  (108,349)                426,978
                                                                                -------------           -------------

Cash flows from investing activities:
     Purchase of investments                                                         (598,118)               (168,461)
     Proceeds from maturities and sales of investments                                179,034                 180,373
     Purchase of property and equipment                                               (59,148)                (38,902)
     Proceeds from sale of property and equipment                                         -                     6,790
     Business acquired in purchase transaction,
         net of cash acquired                                                         (51,741)                    -
     Other, net                                                                         2,348                   8,100
                                                                                -------------           -------------
Net cash used in investing activities                                                (527,625)                (12,100)
                                                                                -------------           -------------

Cash flows from financing activities:
     Issuance of common stock                                                         145,075                  23,436
     Repurchase of common stock                                                      (250,176)               (391,744)
     Repayments of long-term borrowings                                               (24,204)                (12,000)
     Other, net                                                                          (343)                  1,302
                                                                                -------------           -------------
Net cash used in financing activities                                                (129,648)               (379,006)
                                                                                -------------           -------------

Net cash provided by (used in) discontinued operations                                 30,291                 (21,506)

Increase (decrease) in cash and equivalents                                          (735,331)                 14,366
Cash and equivalents, beginning of period                                           1,700,420                 951,771
                                                                                -------------           -------------
Cash and equivalents, end of period                                             $     965,089           $     966,137
                                                                                =============           =============


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                3COM CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.        Basis of Presentation

          The unaudited condensed consolidated financial statements have been prepared by 3Com Corporation ("3Com"), pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of 3Com's financial position as of September 1, 2000, results of operations for the three months ended September 1, 2000 and August 27, 1999, and cash flows for the three months ended September 1, 2000 and August 27, 1999. Certain amounts from the prior period have been reclassified to conform to the current period presentation. Such reclassifications had no effect on net income as previously reported.

          3Com uses a 52 or 53 week fiscal year ending on the Friday nearest to May 31. Accordingly, fiscal 2001 will end on June 1, 2001, resulting in a 52-week fiscal year, compared to 53 weeks included in fiscal 2000. The results of operations for the three months ended September 1, 2000 may not be indicative of the results to be expected for the fiscal year ending June 1, 2001. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in 3Com's Annual Report on Form 10-K for the fiscal year ended June 2, 2000.

          REVENUE RECOGNITION

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

          RECENT ACCOUNTING PRONOUNCEMENTS

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

2.        Discontinued Operations

          On September 13, 1999, 3Com announced a plan to conduct an initial public offering ("IPO") of its Palm, Inc. ("Palm") subsidiary. On March 2, 2000, 3Com sold 4.7% of Palm's stock to the public and 1.0% of Palm's stock in private placements, resulting in net proceeds of $1.2 billion, which were retained by Palm. On May 8, 2000, 3Com's Board of Directors declared a special dividend of 3Com's remaining interest in Palm to 3Com's shareholders of record on July 27, 2000. On July 27, 2000, 3Com distributed its Palm common stock to 3Com shareholders. The distribution ratio was 1.4832 shares of Palm for each outstanding share of 3Com common stock. No gain was recorded as a result of these transactions. The decrease in the intrinsic value of 3Com's employee stock plans attributable to the distribution of Palm was restored in accordance with the methodology set forth in FASB Emerging Issues Task Force Issue 90-9, "Changes to Fixed Employee Stock Option Plans as a Result of Equity Restructuring." Prior to the Palm distribution, there were approximately 35 million employee options outstanding. As a result of the Palm distribution, these converted to approximately 169 million employee options outstanding, of which approximately 60 million were vested and immediately exercisable.

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

          Discontinued operations include Palm net sales which totaled $188.9 million and $174.2 million for the period from June 3, 2000 to July 27, 2000 and the three months ended August 27, 1999, respectively. Net income from Palm discontinued operations was reported net of income tax expense of $2.7 million, and $6.9 million for the period from June 3, 2000 to July 27, 2000 and three months ended August 27, 1999, respectively. Allocated corporate expenses that ceased after the Palm distribution were included in net income from discontinued operations.

3.        Business Realignment Costs

          On March 20, 2000, 3Com announced plans to refocus its business strategy, change its growth profile, and streamline its operations. The first phase of 3Com's business realignment separated the operations of Palm and made Palm an independent company. The second phase realigned 3Com's strategy to focus on high-growth markets, technologies, and products.

          In connection with the separation of Palm, 3Com incurred business realignment costs, which consisted primarily of incremental third party costs related to legal and accounting services, strategic business planning, information systems separation, development of compensation and benefits strategies, and costs to recruit certain key Palm management. For the three months ended September 1, 2000, 3Com incurred $0.2 million in realignment charges resulting from the separation of Palm.

          During fiscal 2000 and continuing through the three months ended September 1, 2000, 3Com realigned its strategy to focus on high-growth markets, technologies, and products. Operations were restructured around two distinct business models: 1) Commercial and Consumer Networks Business and 2) Carrier Networks Business. In support of this new strategy, 3Com exited its analog-only modem and high-end Local Area Network (LAN) and Wide Area Network (WAN) chassis product lines. For the three months ended September 1, 2000, 3Com incurred $9.7 million in realignment charges related to implementing its change in strategic focus. Components of accrued business realignment costs and changes in accrued amounts as of September 1, 2000 were as follows (in thousands):

                                                 Balance at                                                  Balance at
                                                   June 2,            Provision                             September 1,
                                                    2000              (Benefit)          Deductions             2000
                                               ---------------    ----------------    ---------------     ---------------

          Facilities lease terminations         $         8,300    $         (3,115)   $          (125)    $         5,060
          Long-term asset write-downs                    16,494              12,359            (15,381)             13,472
          Severance and outplacement                     34,212              (2,847)           (15,200)             16,165
          Other restructuring costs                       5,673               3,324             (6,017)              2,980
                                                ---------------    ----------------    ---------------     ---------------
                                                $        64,679    $          9,721    $       (36,723)    $        37,677
                                                ===============    ================    ===============     ===============



          Severance and outplacement costs related to the termination of approximately 2,800 employees. Employee separation costs include severance, medical, and other benefits. Employee groups impacted by the realignment include personnel involved in duplicate corporate services, manufacturing and logistics, product organizations, sales, and customer support. As of September 1, 2000, approximately 1,400 employees had begun the separation process, resulting in $40.9 million of employee separation payments. Remaining cash expenditures associated with employee separations are estimated to be approximately $16.2 million. Employee separations are expected to be substantially complete by November 2000, and include 1,200 3Com employees transferred to Manufacturers' Services Ltd. (see note 12).

          3Com has substantially completed its realignment initiatives. There can be no assurance that the estimated costs of 3Com's business realignment activities will not change. Remaining cash expenditures relating to the realignment are estimated to be $24.2 million, related primarily to employee severance, facility closure, and payments to suppliers. Remaining non-cash charges relating to the realignment are estimated to be $13.5 million, primarily related to the impairment of capital assets associated with the business activities that have been exited.

4.        Business Combination

          During the first quarter of fiscal 2001, 3Com acquired Kerbango, Inc. ("Kerbango"), developer of the Kerbango-TM- Internet radio, radio tuning system, and radio web site. The total purchase consideration, including $0.3 million of direct transaction costs, was $73.5 million, consisting of cash paid to Kerbango of $52.2 million, issuance of restricted stock with a fair value of $17.2 million and stock options assumed with a fair value of $3.8 million. In addition, deferred cash payments to founders and certain former employees totaling $7.7 million are contingent upon certain events through July 2002. Accordingly, the effect of the deferred cash payments will be recorded as the contingent events have been satisfied.

          For financial reporting purposes, the aggregate purchase price, excluding deferred cash payments, was reduced by the intrinsic value of unvested stock options and restricted stock totaling $20.2 million which was recorded as deferred stock-based compensation and is being amortized over the respective vesting periods. Approximately $29.4 million of the aggregate purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use, and accordingly, was charged to operations in the first quarter of fiscal 2001. Net tangible liabilities acquired, including cash of $0.4 million, were approximately $1.7 million at the acquisition date. This purchase resulted in $25.6 million of goodwill and other intangible assets that are being amortized over estimated useful lives of three to five years.

5.        Comprehensive Income

          The components of comprehensive income, net of tax, are as follows (in thousands):


                                                                                      Three Months Ended
                                                                                ------------------------------
                                                                                 September 1,       August 27,
                                                                                    2000              1999
                                                                                -------------  ---------------

         Net income (loss)                                                      $     (59,200)   $     137,491

         Other comprehensive income:
             Change in unrealized gain on available-
                for-sale securities                                                    60,176          251,743
             Change in accumulated translation adjustments                               (343)             144
                                                                                -------------    -------------
         Total comprehensive income                                             $         633    $     389,378
                                                                                =============    =============


6.       Net Income (Loss) Per Share

         The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                      Three Months Ended
                                                                                ------------------------------
                                                                                September 1,        August 27,
                                                                                    2000              1999
                                                                                -------------    -------------

         Net income (loss) from continuing operations                           $     (63,737)   $     128,304
         Net income from discontinued operations                                        4,537            9,187
                                                                                -------------    -------------
                                                                                $     (59,200)   $     137,491
                                                                                =============    =============

         Weighted average shares-Basic                                                353,777          353,243
         Effect of dilutive securities:
             Employee stock options                                                    -                 4,279
             Restricted stock                                                          -                   181
                                                                                -------------    -------------
         Weighted average shares-Diluted                                              353,777          357,703
                                                                                =============    =============

         Net income (loss) per share-Basic:
             Continuing operations                                              $      (0.18)    $        0.36
             Discontinued operations                                                    0.01              0.03
                                                                                ------------     -------------
                                                                                $      (0.17)    $        0.39
                                                                                ============     =============

         Net income (loss) per share-Diluted:
             Continuing operations                                              $      (0.18)    $        0.36
             Discontinued operations                                                    0.01              0.02
                                                                                ------------     -------------
                                                                                $      (0.17)    $        0.38
                                                                                ============     =============

          Employee stock options and restricted stock totaling 74.3 million shares were not included in the diluted weighted average shares calculation for the three months ended September 1, 2000, as the effects of these securities were antidilutive.

7.       Inventories

         Inventories consist of (in thousands):

                                                                                September 1,        June 2,
                                                                                    2000              2000
                                                                                -------------    -------------
         Finished goods                                                         $     129,987    $     174,420
         Work-in-process                                                               43,846           31,863
         Raw materials                                                                 99,413           79,659
                                                                                -------------    -------------

                                                                                $     273,246    $     285,942
                                                                                =============    =============


8.       Commitments and Contingencies

         3Com has purchase commitments pertaining to a patent license agreement. These purchase commitments extend through the end of calendar 2005 and increase from $135 million for calendar 2001 to $180 million for calendar 2005. In the event that 3Com does not meet a calendar year purchase commitment, penalties due increase from approximately one percent to three percent of the annual commitment.

         In July 2000, 3Com committed to purchase certain components from a vendor through December 2002. The purchase agreement provides for cash penalties to the vendor in the event that minimum purchases are not met on a calendar quarter basis. The agreement included a warrant issued to 3Com to purchase common stock of the vendor. Since the vendor was subsequently acquired by another company ("acquirer"), the shares of common stock of the vendor were replaced by 992,000 shares of common stock of the acquirer under the warrant agreement. The fair value of the warrant at the inception of the agreement was fixed at approximately $244 million, since the agreement contains significant disincentives for nonperformance. The effect of such warrants will be recorded as a credit to cost of sales as purchases are made. Future minimum purchase commitments, excluding the effect of warrants, are as follows (in thousands):

                                                     Purchase
               Fiscal Year                          Commitment
               -----------                        -------------
                  2001                            $    117,307
                  2002                                 158,288
                  2003                                  84,975
                                                  -------------

                  Total                           $    360,570
                                                  =============

9.       Stock Repurchase and Option Programs

         During the fourth quarter of fiscal 2000, the Board of Directors authorized a stock repurchase program in the amount of up to one billion dollars. Such repurchases may be used to offset the issuance of additional shares resulting from employee stock option exercises and the sale of shares under the employee stock purchase plan. The Board has authorized a two-year time limit on the repurchase authorizations. This new program replaces previous authorizations totaling 45 million shares between June 1998 and September 1999. During the three months ended September 1, 2000, 16.1 million shares of common stock were repurchased for a cumulative purchase price of $250.2 million.

         In July 2000, 3Com initiated a program of selling put options and purchasing call options on its common stock. The put options entitle the holders to sell shares of 3Com common stock to 3Com on certain dates at specified prices. The call options entitle 3Com to purchase its common stock on certain dates at specified prices. As of September 1, 2000, 16.5 million put options were outstanding and
         13.0 million call options were outstanding. The put options and call options expire between January 2001 and August 2002, with prices ranging from $12.95 to $22.17 per share. The option contracts give 3Com the choice of net cash settlement or settlement in its own shares of common stock. These options are accounted for as permanent equity instruments.

10.      Business Segment Information

         The following tables display information on our reportable segments (in thousands):

                                                                                      Three Months Ended
                                                                                ------------------------------
                                                                                September 1,        August 27,
                                                                                    2000              1999
                                                                                -------------    -------------
         Sales:
             Commercial and Consumer Networks                                   $     639,106    $     790,008
             Carrier Networks                                                         167,243          129,614
             Exited Product Lines                                                     127,415          293,574
                                                                                -------------    -------------

                                                                                $     933,764    $   1,213,196
                                                                                =============    =============

         Contribution Margin:
             Commercial and Consumer Networks                                   $     100,784    $     289,277
             Carrier Networks                                                          26,234           21,466
             Exited Product Lines                                                     (12,650)          31,542
                                                                                -------------    -------------

                                                                                $     114,368    $     342,285
                                                                                =============    =============

          A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is set forth below (in thousands):

                                                                                       Three Months Ended
                                                                                ------------------------------
                                                                                September 1,       August 27,
                                                                                    2000              1999
                                                                                -------------    -------------

          Total contribution margin from operating segments                     $     114,368    $     342,285
             Indirect operating expenses (1)                                          220,819          206,929
             Purchased in-process technology                                           29,406            -
             Merger-related credits, net                                                 (212)          (2,105)
             Business realignment costs                                                 9,901            -
                                                                                -------------    -------------
          Total operating income (loss)                                              (145,546)         137,461
             Gains on investments, net                                                 16,736           23,551
             Interest and other income, net                                            45,630           15,977
                                                                                -------------    -------------
          Income (loss) from continuing operations before
             income taxes and equity interests                                  $     (83,180)   $     176,989
                                                                                =============    =============


          (1) Indirect operating expenses include expenses that are not directly attributable to an operating segment, such as field sales, corporate marketing, and general and administrative expenses.

11.       Litigation

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

          On May 11, 1999, a securities class action, captioned GAYLINN V. 3COM CORPORATION, ET AL., Civil Action No. C-99-2185 MMC (Gaylinn), was filed against 3Com and several of its present and former officers and directors in United States District Court for the Northern District of California. Several similar actions have been consolidated into the GAYLINN action. On September 10, 1999, the plaintiffs filed a consolidated complaint which alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class of purchasers of 3Com common stock during the period from September 22, 1998 through March 2, 1999. In January 2000, the Court dismissed the complaint. In February 2000, plaintiffs filed an amended complaint. In June 2000, the Court dismissed the amended complaint without prejudice. Plaintiffs filed another amended complaint. On July 24, 2000, the Company filed a motion to dismiss the latest amended complaint. In September 2000, the Court dismissed the amended complaint with prejudice.

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

          On May 26, 2000 3Com Corporation filed a patent infringement lawsuit against Xircom, Inc. The lawsuit, filed in the United States District Court for the District of Utah (2:00CV-0436G), alleges infringement of 3Com's patent numbers 6,012,953, 5,532,898 and 5,777,836. On September 21, 2000 in the United States District Court for the Central District of California (00-10198 WJR), Xircom Corporation filed suit against 3Com Corporation alleging infringement of Xircom's U.S. Patent Numbers 5,773,332, 5,940,275, 6,115,257 and 6,095,851. 3Com is currently investigating the lawsuit filed by Xircom.

12.       Subsequent Events

          On September 5, 2000, 3Com finalized the sale of a 39-acre parcel of undeveloped land in San Jose, California to Palm, Inc., who simultaneously assigned its rights under the land purchase and sale agreement to a third party. 3Com expects to record a gain of approximately $175 million related to this sale in its second fiscal quarter.

          On September 30, 2000, 3Com finalized the sale of its manufacturing and distribution operations, located in Mt. Prospect, Illinois to Manufacturers' Services Ltd. ("MSL"). In this transaction, 3Com received approximately $60 million in cash and 1.5 million shares of common stock of MSL valued at approximately $18 million. For the next two years, 3Com has committed to purchase a minimum level of manufacturing volume from MSL. On September 30, 2000, the manufacturing and distribution operations, including approximately 1,200 3Com employees, were transferred to MSL. 3Com expects to record a loss of approximately $11 million related to this sale in its second fiscal quarter.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          This report on Form 10-Q contains forward-looking statements, including statements concerning our expectation that employee separations will be substantially complete by November 2000, our plan to invest a significant portion of our financial resources towards developing products for our targeted emerging growth markets, our estimate of expenses in connection with the completion of acquired research and development projects, our plans to make strategic investments, our belief that our cash and cash equivalents, short-term investments, and cash generated from operations will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months, our expectation that both sales and operating income will continue to be negatively impacted and that we will report operating losses in fiscal 2001, our expectation that our high growth emerging product lines will account for a higher percentage of our sales over time, our expectation that gross margins for our high growth emerging product lines on a stand-alone basis may be significantly lower than gross margins for networking products traditionally sold to larger businesses, our expectation that we will increase our commitment to and become increasingly reliant upon our two-tiered distribution model as well as sales to OEMs, our plans to develop our carrier channel through expanded partnerships with Internet and other competitive service providers, our expectation that significant returns or order cancellations will not occur beyond the second quarter of fiscal 2001, and our expectation that international markets will continue to account for a significant portion of our sales. These statements are subject to certain risks and uncertainties. Some of the factors that could cause future events or results to materially differ from those projected in the forward-looking statements are discussed below.

          STRATEGIC FOCUS

          On March 20, 2000, we announced plans to realign our strategy to focus on high-growth markets, technologies, and products. We have now substantially completed our business transformation. In our commercial market, we have exited from our high-end LAN and WAN chassis product lines, and in our consumer market we have exited from our analog-only modem product line. We now focus on specific sectors of the commercial, consumer, and carrier markets, and have structured our operations around two distinct business models: 1) Commercial and Consumer Networks Business and 2) Carrier Networks Business.

          The Commercial and Consumer Networks Business is implementing a web-enabled business model to deliver our products and services to millions of customers. The focus of our Commercial and Consumer Networks Business is on targeted sectors within the commercial and consumer markets. The consumer market comprises individuals and families who we believe want user-friendly connections at home and on the go. Building upon our market position in consumer broadband access, we will concentrate on home networks and Internet appliances, a new consumer-oriented product category we intend to define and lead. Our commercial market includes all businesses with small to midsize networked sites. Since these customers do not typically have their own onsite Information Technology (IT) group, they look to us for simple solutions that give them connectivity without burdening them with technical complexity and high costs. We are continuing to provide large enterprises with products and solutions for their small to midsize locations.

          The Carrier Networks Business uses a targeted, direct sales business model to create service delivery solutions for our carrier and network service provider customers. The focus of our Carrier Networks Business is on carrier-class access infrastructures and Internet Protocol (IP) services platforms for the network service provider market. We offer our carrier customers robust, scalable multi-service platforms that allow them to deploy revenue-enhancing services over dial-up, Integrated Services Digital Network (ISDN), broadband, and wireless access infrastructures.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in 3Com's condensed consolidated income statements:

                                                                                     Quarter Ended
                                                                                     -------------
                                                                     September 1,        June 2,         August 27,
                                                                        2000              2000            1999
                                                                     ------------      ----------       -----------
Sales                                                                   100.0 %           100.0 %          100.0 %
Cost of sales                                                            63.5              74.2             52.6
                                                                       ------           -------           ------
Gross margin                                                             36.5              25.8             47.4
Operating expenses:
     Sales and marketing                                                 25.3              32.1             19.2
     Research and development                                            15.6              20.3             12.2
     General and administrative                                           6.2               7.0              4.5
     Amortization of goodwill and acquired intangibles                    0.8               1.1              0.4
     Purchased in-process technology                                      3.1               1.4              -
     Merger-related credits, net                                          -                 -               (0.2)
     Business realignment costs                                           1.1               8.4              -
                                                                       ------           -------           ------
         Total operating expenses                                        52.1              70.3             36.1
                                                                       ------           -------           ------
Operating income (loss)                                                 (15.6)            (44.5)            11.3
Gains on investments, net                                                 1.8              11.7              2.0
Interest and other income, net                                            4.9               5.4              1.3
                                                                       ------           -------           ------
Income (loss) from continuing operations
     before income taxes and equity interests                            (8.9)            (27.4)            14.6
Income tax provision (benefit)                                           (2.2)             (6.8)             4.1
Other interests in loss of
     consolidated joint venture                                           -                 -               (0.1)
Equity interest in loss of
     unconsolidated investee                                              0.1               0.3              -
                                                                       ------           -------           ------
Net income (loss) from continuing operations                             (6.8)            (20.9)            10.6

Net income from discontinued operations                                   0.5               1.7              0.7
                                                                       ------           -------           ------

Net income (loss)                                                        (6.3)%           (19.2)%           11.3 %
                                                                       ======             =====           ======

Pro forma:
     Operating expenses                                                  47.1 %            59.4 %           35.8 %
     Operating income (loss)                                            (10.6)            (33.6)            11.6
     Net income (loss)                                                   (4.4)            (21.4)             9.4


Pro forma results exclude the following, net of taxes: amortization of goodwill and acquired intangibles, purchased in-process technology, merger-related credits, net, business realignment costs, gains on investments, net, and net income from discontinued operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

SALES

Sales in the first quarter of fiscal 2001 totaled $933.8 million, a decrease of $279.4 million, or 23 percent, compared to the same quarter one year ago, and an increase of $170.1 million or 22 percent sequentially from the fourth quarter of fiscal 2000.

COMMERCIAL AND CONSUMER NETWORKS. Commercial and consumer network systems products include traditional access products (desktop Network Interface Cards
(NICs), advanced access products (gigabit NICs, server NICs, mobile NICs, wireless LAN products), LAN/WAN infrastructure products (LAN switches, LAN hubs, Internet access products, network management products), LAN telephony products, services, broadband connections, home networking products, and Internet appliances.

Sales of commercial and consumer networks products in the first quarter of fiscal 2001 decreased 19 percent compared to the same quarter one year ago and increased 24 percent sequentially, compared to the fourth quarter of fiscal 2000. We do not believe that meaningful comparisons can be made to the same quarter a year ago because of dramatic changes caused by our business realignment. Likewise, we believe that meaningful sequential comparisons cannot be made as the growth rate was substantially impacted by the stabilization and recovery of our business in the first quarter of fiscal 2001. The decline in sales from the same quarter one year ago was due primarily to competitive pressures in the LAN Workgroup Systems market and lower average selling prices for our desktop NIC products due to an increase in the proportion of sales of these products to Original Equipment Manufacturers (OEMs). These declines were partially offset by increased sales of our high-growth emerging technology products. The sequential sales increase from the fourth quarter of fiscal 2000 was due to the stabilization and recovery of the business as well as increased sales of our high growth emerging technology products. During the fourth quarter of fiscal 2000, sales were depressed due to uncertainty caused by our business realignment and our efforts to reduce channel inventory. Sales of commercial and consumer network products in the first quarter of fiscal 2001 represented 68 percent of total sales compared to 65 percent in the first quarter of fiscal 2000 and 68 percent in the fourth quarter of fiscal 2000.

CARRIER NETWORKS. Carrier networks products include enhanced data services (remote access services (RAS)) and new technologies (IP telephony, wireless, cable access and Digital Subscriber Line (DSL) access) and customer service and support.

Sales of carrier network products in the first quarter of fiscal 2001 increased 29 percent compared to the same quarter one year ago and 7 percent sequentially from the fourth quarter of fiscal 2000. Sales of carrier network products during the first quarter of fiscal 2001 represented 18 percent of total sales compared to 11 percent of total sales in the first quarter of fiscal 2000, and 21 percent of total sales in the fourth quarter of fiscal 2000. The increase in sales, both sequentially and compared to the same period one year ago, was due primarily to a continuing shift in our product mix from traditional RAS products towards new technologies.

EXITED PRODUCT LINES. Sales of exited product lines (analog-only modems and high-end LAN and WAN chassis products) in the first quarter of fiscal 2001 decreased 57 percent compared to the same quarter one year ago and increased 42 percent sequentially from the fourth quarter of fiscal 2000. The decrease in sales of exited product lines as compared to the same period one year ago was due to the impact of our business realignment and change in strategic focus. The sequential increase was principally due to an increase in sales of our exited products as customers made final purchases, partially offset by product returns.

GEOGRAPHIC. In the first quarter of fiscal 2001, U.S. sales decreased 27 percent and international sales decreased 18 percent compared to the same period one year ago. The year-over-year decrease in international sales was primarily due to weaker sales in Europe, reflecting a 30 percent decrease, partially offset by stronger sales in the Asia Pacific and Latin American regions. U.S. sales in the first quarter of fiscal 2001 represented 50 percent of total sales, compared to 53 percent of total sales in the first quarter of fiscal 2000 and 48 percent of total sales in the fourth quarter of fiscal 2000. U.S. sales and international sales increased by 27 percent and 17 percent, respectively, sequentially from the fourth quarter of fiscal 2000.

GROSS MARGIN
Gross margin as a percentage of sales was 37 percent in the first quarter of fiscal 2001, compared to 47 percent in the first quarter of fiscal 2000 and 26 percent in the fourth quarter of fiscal 2000. The year-over-year decrease in the gross margin percentage was affected by significantly lower gross margins on sales of exited product lines. The sequential increase in the gross margin percentage was due to one-time charges of $55.5 million dollars within cost of sales in the fourth quarter of fiscal 2000, primarily related to excess and obsolete inventory, warranty reserves, and return and rebate programs in connection with the exited product lines. These one-time charges were not as significant in the first quarter of fiscal 2001.

OPERATING EXPENSES
Operating expenses in the first quarter of fiscal 2001 were $486.3 million, or 52 percent of sales, compared to $437.6 million, or 36 percent of sales in the first quarter of fiscal 2000 and $536.9 million, or 70 percent of sales in the fourth quarter of fiscal 2000. Operating expenses in the first quarter of fiscal 2001 included amortization of goodwill and acquired intangibles of $7.5 million, purchased in-process technology of $29.4 million, net merger-related credits of $0.2 million, and business realignment costs of $9.9 million. Operating expenses in the first quarter of fiscal 2000 included amortization of goodwill and acquired intangibles of $5.0 million and net merger-related credits of $2.1 million. Operating expenses in the fourth quarter of fiscal 2000 included amortization of goodwill and acquired intangibles of $8.6 million, purchased in-process technology of $10.6 million, net merger-related credits of $0.2 million, and business realignment costs of $64.2 million. Excluding these unusual items, operating expenses for the first quarter of fiscal 2001 were $439.7 million, or 47 percent of sales, compared to $434.8 million, or 36 percent of sales in the first quarter of fiscal 2000 and $453.7 million, or 59 percent of sales in the fourth quarter of fiscal 2000.

SALES AND MARKETING. Sales and marketing expenses in the first quarter of fiscal 2001 increased $3.9 million, or two percent, compared to the first quarter of fiscal 2000, and increased to 25 percent of total sales for the first quarter of fiscal 2001, compared to 19 percent of total sales for the first quarter of fiscal 2000. Sales and marketing expenses in the first quarter of fiscal 2001 decreased $8.6 million, or four percent sequentially, from the fourth quarter of fiscal 2000, and decreased to 25 percent of total sales in the first quarter of fiscal 2001, compared to 32 percent of total sales for the fourth quarter of fiscal 2000. The year-over-year increase was due significantly to brand advertising and marketing campaigns to promote a new 3Com brand identity, partially offset by lower sales force expenses. The sequential decrease was significantly attributable to lower sales force expenses that were partially offset by increased spending on our new brand advertising and marketing campaigns.

RESEARCH AND DEVELOPMENT. Research and development expenses in the first quarter of fiscal 2001 decreased $2.5 million, or two percent, compared to the first quarter of fiscal 2000, and increased to 16 percent of sales in the first quarter of fiscal 2001 compared to 12 percent of total sales in the first quarter of fiscal 2000. Research and development expenses in the first quarter of fiscal 2001 decreased $9.5 million, or six percent, from the fourth quarter of fiscal 2000, and decreased to 16 percent of total sales in the first quarter of fiscal 2001 compared to 20 percent of total sales in the fourth quarter of fiscal 2000. As a result of our exit from our analog-only modem and high-end LAN and WAN chassis product lines, we have substantially reduced our research and development activities for these products. Nevertheless, we are continuing to invest heavily in research and development, placing a strong focus on our targeted emerging growth markets. We plan to continue to invest a significant proportion of our financial resources towards developing products for these markets.

GENERAL AND ADMINISTRATIVE. General and administrative expenses in the first quarter of fiscal 2001 increased $3.6 million, or seven percent, compared to the first quarter of fiscal 2000, and increased to six percent of total sales in the first quarter of fiscal 2001 compared to four percent of total sales in the first quarter of fiscal 2000. General and administrative expenses in the first quarter of fiscal 2001 increased $4.1 million, or eight percent, from the fourth quarter of fiscal 2000, and decreased to six percent of total sales in the first quarter of fiscal 2001 compared to seven percent of total sales in the fourth quarter of fiscal 2000. The increase in general and administrative expenses compared to the same period one year ago was due primarily to increased consulting costs associated with our business realignment activities, partially offset by lower spending for employee incentive programs. The sequential increase in general and administrative expenses was due significantly to an increase in the general allowance for bad debts, partially offset by lower spending for employee incentive programs.

AMORTIZATION OF GOODWILL AND ACQUIRED INTANGIBLES. Amortization of goodwill and acquired intangibles in the first quarter of fiscal 2001 increased $2.5 million, or 51 percent, compared to the first quarter of fiscal 2000 and decreased $1.1 million, or 13 percent, sequentially from the fourth quarter of fiscal 2000. Amortization of goodwill and acquired intangibles includes the amortization of goodwill, assembled workforce, customer relationships, developed technology and licenses and non-compete agreements acquired in purchase business combinations.

PURCHASED IN-PROCESS TECHNOLOGY. During the first quarter of fiscal 2001, 3Com acquired Kerbango, Inc. ("Kerbango"), the developer of the Kerbango Internet radio, radio tuning system, and radio web site. In connection with this acquisition, 3Com recorded a charge for purchased in-process technology of approximately $29.4 million. During the fourth quarter of fiscal 2000, 3Com recorded a charge of $10.6 million for purchased in-process technology related to the acquisition of Call Technologies, Inc ("Call Technologies"). As of the acquisition dates, purchased-in-process technology was approximately 75% and 50-75% complete for Kerbango and Call Technologies projects, respectively. We are continuing development of four projects, and have spent approximately $8.0 million as of September 1, 2000. As of September 1, 2000, we estimate that approximately $3.5 million will be spent to complete acquired research and development projects. We estimate that all projects currently in process will be completed by March 2001.

MERGER-RELATED CREDITS, NET. During the first quarter of fiscal 2001, we recorded a net pre-tax credit of approximately $0.2 million related to reductions in the estimates for remaining charges associated with the U.S. Robotics merger. During the first quarter of fiscal 2000, we recorded a net pre-tax credit of approximately $2.1 million, associated with the U.S. Robotics merger. During the fourth quarter of fiscal 2000, we recorded a net pre-tax credit of approximately $0.2 million, associated with the U.S. Robotics merger.

BUSINESS REALIGNMENT COSTS. Business realignment costs in the first quarter of fiscal 2001 were $9.9 million, and represented costs related to steps we took to refocus our business strategy, change our growth profile and streamline our operations. These costs included $0.2 million related to the separation of Palm and $9.7 million related to the realignment of our strategy to focus on high growth markets, technologies and products. During the first quarter of fiscal 2000, we did not record any business realignment costs. During the fourth quarter of fiscal 2000, business realignment costs of $64.2 million were recorded, of which $5.2 million related to the separation of Palm from 3Com and $59.0 million related to implementing our change in strategic focus.

GAINS ON INVESTMENTS, NET
Gains on investments, net, in the first quarter of fiscal 2001 were $16.7 million, due primarily to gains from investments in limited partnership venture capital funds. During the first quarter of fiscal 2000, gains on investments, net were $23.5 million due to sales of investments in equity securities, and during the fourth quarter of fiscal 2000 gains on investments, net were $89.0 million due primarily to sales of investments in equity securities.

INTEREST AND OTHER INCOME, NET
Interest and other income, net, in the first quarter of fiscal 2001 increased $29.6 million compared to the first quarter of fiscal 2000. Interest and other income, net, in the first quarter of fiscal 2001 increased $4.1 million compared to the fourth quarter of fiscal 2000. The increase in interest and other income, net compared to the same period one year ago was due primarily to higher interest income as a result of higher cash and investment balances. The increase in interest and other income sequentially from the fourth quarter of fiscal 2000 was primarily due to a shift in investment mix from tax exempt to taxable agency instruments that provide higher nominal yields and reduction in interest expense due to the repayment of long-term debt.

INCOME TAX PROVISION
Our effective income tax rate was a 25.0 percent benefit for the first quarter of fiscal 2001, compared to a 28.1 percent expense for the first quarter of fiscal 2000. The change in the tax rate compared to the same period one year ago was primarily attributable to changes in our market focus, increased tax exempt investment income and the relative mix of income (or loss) in jurisdictions taxed at rates greater than (or less than) the U.S. rate.

OTHER INTERESTS IN LOSS OF CONSOLIDATED JOINT VENTURE
In January 1999, we entered into a joint venture named ADMTek, Inc. ("ADMTek"), and began consolidating the joint venture with our results, due to our ability to exercise significant influence over operating and financial policies of the joint venture. In September 1999, we sold a portion of our existing interest in ADMTek to our joint venture partner. As a result of this sale, our ownership interest was reduced to 19 percent and we no longer have the ability to exercise significant influence over the joint venture. During the second quarter of fiscal 2000, we began accounting for this investment using the cost method. For the first quarter of fiscal 2000, the pro-rata share of the joint venture loss allocated to other investors was $1.0 million.

EQUITY INTEREST IN LOSS OF UNCONSOLIDATED INVESTEE
In August 1999, we invested $7.5 million in OmniSky Corporation ("OmniSky"). We currently control approximately 22 percent of the equity interests in OmniSky. We are accounting for this investment using the equity method. For the first quarter of fiscal 2001, we recorded $1.4 million as our equity interest in the loss of Omnisky.

NET INCOME (LOSS) FROM CONTINUING OPERATIONS
Net loss from continuing operations for the first quarter of fiscal 2001 was ($63.7) million, or ($0.18) per share, compared to net income of $128.3 million or $0.36 per share for the first quarter of fiscal 2000 and a net loss of ($159.4) million or ($0.45) per share for the fourth quarter of fiscal 2000.

NET INCOME FROM DISCONTINUED OPERATIONS
Net income from discontinued operations includes the results of operations of Palm. Net income from discontinued operations for the period from June 3, 2000 through July 27, 2000 was $ 4.5 million, or $0.01 per share, compared to $9.2 million, or $0.02 per share for the first quarter of fiscal 2000 and net income of $12.5 million, or $0.03 per share for the fourth quarter of fiscal 2000.

NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE
Net loss for the first quarter of fiscal 2001 was ($59.2) million, or ($0.17) per share, compared to net income of $137.5 million, or $0.38 per share for the first quarter of fiscal 2000 and a net loss of ($146.8) million, or ($0.42) per share, for the fourth quarter of fiscal 2000. Excluding amortization of goodwill and purchased intangibles, purchased in-process technology, merger-related credits, business realignment costs, net gains on investments and net income from discontinued operations, pro forma net income (loss) was ($41.3) million, or ($0.12) per share for the first quarter of fiscal 2001; $113.7 million, or $0.32 per share for the first quarter of fiscal 2000; and ($163.7) million, or ($0.47) per share for the fourth quarter of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents and short-term investments at September 1, 2000 were $2.7 billion, a decrease of $.4 billion, or 13 percent, compared to the balance of $3.1 billion at June 2, 2000.

For the first quarter of fiscal 2001, net cash used in operating activities was $108.3 million. Accounts receivable at September 1, 2000 increased $111.7 million from June 2, 2000 to $467.2 million. Days sales outstanding in receivables increased to 45 days at September 1, 2000, compared to 42 days at June 2, 2000, primarily due to a higher percentage of sales in the last month of the quarter. Inventory levels at September 1, 2000 decreased $12.7 million from June 2, 2000 to $273.2 million. Annualized inventory turnover improved to 8.5 turns for the first quarter of fiscal 2001, compared to 8.0 turns for the fourth quarter of fiscal 2000.

During the first quarters of fiscal 2001 and 2000, we made investments totaling $598.1 million and $168.5 million, respectively, comprised primarily of investments in municipal and corporate bonds and government agency instruments. For the first quarters of fiscal 2001 and 2000, proceeds from maturities and sales of investments were $179.0 million and $180.4 million, respectively, related primarily to the maturities of investments in municipal and corporate bonds and government agency instruments.

As part of our 3Com Ventures initiative, we selectively make strategic investments in the equity securities of privately held companies and limited partnership venture capital funds. We believe these investments will complement our business opportunities and research and development activities. We have established 3Com Ventures II, which has made strategic investments of $42 million and plans to make additional investments of $208 million.

During the first quarter of fiscal 2001, 3Com made $59.1 million in capital expenditures. Major capital expenditures included upgrades and expansion of our facilities and purchases and upgrades of software and computer equipment. As of September 1, 2000, we had approximately $5.8 million in capital expenditure commitments outstanding primarily associated with the expansion of our facilities and purchases and upgrades of software and computer equipment. In addition, we have commitments related to operating lease arrangements in the U.S., under which we have an option to purchase the properties for an aggregate of $322.2 million, or arrange for the sale of the properties to a third party. If the properties are sold to a third party at less than the option price, 3Com retains an obligation for the shortfall, subject to certain provisions of the lease.

During the first quarter of fiscal 2001, we used cash of $51.7 million, net of cash acquired, in the purchase of Kerbango, Inc.

During the fourth quarter of fiscal 2000, our Board of Directors authorized a stock repurchase program of up to one billion dollars. Such repurchases could be used to offset the issuance of additional shares resulting from employee stock option exercises and the sale of shares under the employee stock purchase plan. The Board has authorized a two-year time limit on the repurchase authorizations. This new program replaces previous authorizations totaling 45 million shares between June 1998 and September 1999. During the first quarter of fiscal 2001, we repurchased 16.1 million shares of our common stock at a total purchase price of $250.2 million.

During the first quarter of fiscal 2001, we initiated a program of selling put options and purchasing call options on our common stock. The put options entitle the holders to sell shares of 3Com common stock to us on certain dates at specified prices. The call options entitle us to purchase our common stock on certain dates at specified prices. As of September 1, 2000, 16.5 million put options were outstanding and 13.0 million call options were outstanding. The put options and call options expire between January 2001 and August 2002, with prices ranging from $12.95 to $22.17 per share. The option contracts give us the choice of net cash settlement or settlement in shares of our own common stock. These options are accounted for as permanent equity instruments.

During the first quarter of fiscal 2001, we received net cash of $145.1 million from the sale of our common stock to employees through our employee stock purchase and option plans. During the same quarter one year ago, we received net cash of $23.4 million from the sale of our common stock to employees through our employee stock purchase and option plans. During the first quarter of fiscal 2001, we recorded a tax benefit on stock option transactions of $49.3 million. During the same quarter one year ago, we recorded a tax benefit on stock option transactions totaling $14.6 million.

During the first quarter of fiscal 2001, we repaid the remaining debt balance of $24 million under the 7.52% Unsecured Senior Notes agreement.

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

BUSINESS ENVIRONMENT AND RISK FACTORS

Our future results may be affected by industry trends and specific risks in our business. Some of the factors that could cause future results to materially differ from past results or those described in forward-looking statements include those discussed below.

STRATEGIC FOCUS AND COMPLETION OF BUSINESS TRANSITION

Since announcing our realignment plans on March 20, 2000, we have been transitioning our business and realigning our strategic focus towards high-growth markets, technologies, and products. We have exited our analog-only modem and high-end LAN and WAN chassis product lines. These product lines presented characteristics for revenue growth and profitability that did not meet our target financial model.

Our new strategic focus requires re-allocation of resources, investing in new technologies, partnering with other companies, and establishing leadership positions in new high-growth markets. Proper timing and execution in identifying key product lines and market opportunities, developing products and technology and commercializing products are essential for us to be successful in our new strategic focus. Many factors may impact our ability to implement this new strategic focus, including our ability to sustain the productivity of our workforce and recruit and retain talented personnel, to introduce innovative new products in a timely manner, to successfully adopt a business model appropriate for these high-growth and emerging product lines, to adequately secure component supply for these high-growth and emerging product lines, to reduce operating expenses, and to quickly respond to and recover from unforeseen events associated with our business transformation. Internal and external changes resulting from our business transformation are still on-going and may disrupt our customers, partners, distributors, and employees and create a prolonged period of uncertainty, which could have a material adverse affect on our business.

As a result of our business transition and realignment, it continues to be difficult to forecast our financial performance. However, we expect that both sales and operating income will continue to be negatively impacted, and we expect to report operating losses in fiscal 2001. As we implement the transformation of 3Com, our goal will be to post operating profits by our fourth fiscal quarter of fiscal 2001 and to make further improvements during fiscal 2002.

NEW PRODUCT LINES AND MARKETS

Our financial performance and future growth depend upon the rapid growth of new markets, and our ability to establish a leadership position in those markets. We are investing a significant proportion of our resources in several emerging product lines in markets that are expected to grow at a significantly higher rate than the networking industry average. We expect these product lines to account for a higher percentage of our sales over time. We are focused on the following products and solutions, leveraging our investments in broadband, wireless, IP telephony and digital home technologies:

          -         LAN Telephony and Voice over IP Services
          -         Broadband (cable and DSL) modems and headend equipment
          -         Wireless  LAN  and  Code  Division  Multiple  Access  (CDMA)
                    Solutions
          -         Home Networking
          -         Internet Appliances

At the present time, the markets for these products and solutions are still emerging. Industry standards for these technologies are yet to be widely adopted and the market potential remains unproven. If these markets do not grow at a significant rate or if we do not increase our sales in these product lines, our financial results could be adversely affected.

Additionally, we expect that the business models for these high-growth and emerging product lines, especially product lines which are more consumer and retail-oriented, may be different from the business model for our traditional networking products. We anticipate that gross margins for such products on a standalone basis may be significantly lower than gross margins for networking products traditionally sold to larger businesses. Therefore, 3Com must successfully adopt business models for such product lines that incorporate additional revenue generators, such as selling or bundling other higher margin services or products along with sales of these products, and that incorporate continued improvement in the cost of sales for these products. If we are not able to adopt or implement successful business models for these product lines, our overall gross margins may be negatively impacted which could adversely affect our financial results.

ABILITY TO DEVELOP AND INTRODUCE NEW PRODUCTS

Products in the markets in which we compete have short life cycles. Therefore, our success depends on our ability to identify new market and product opportunities, to develop and introduce new products in a timely manner, and to gain market acceptance of new products, particularly in our targeted high-growth, emerging markets. For example, timely introductions of the following products are important to our success:

          - a next-generation carrier-class platform for certain applications in IP Telephony and third-generation (3G) wireless solutions for our carrier customers
          - a new line of Gigabit-on-Copper LAN solutions primarily for commercial enterprises
          - a new line of broadband modems (both cable and DSL) that support data and voice
          - new standards-based wireless LAN solutions, including our AirConnect-Registered Trademark- wireless LAN, for both commercial and consumer markets
          -         a new generation of residential Internet appliances
          - a next generation SuperStack-Registered Trademark-workgroup solution for commercial enterprises

Any delay in new product introductions, lower than anticipated demand for our new products or higher manufacturing costs could have an adverse affect on our operating results or financial condition, particularly in those product markets we have identified as emerging high-growth opportunities.

SUPPLY CHAIN MANAGEMENT

3Com has a long-term objective to become best-in-class at managing its supply chain. Significant progress has been made in balancing the resources and operations required to achieve the highest levels of customer satisfaction and on-time delivery. The balancing of customer requirements and financial metrics reflects an equilibrium between dynamic elements. Such factors may include external conditions such as component shortages, fluctuations in worldwide demand, and industry consolidation.

Some key components of our products and some services, which we rely on, are currently available only from single or limited sources. In addition, some of our suppliers are also our competitors. While we generally have been able to obtain adequate supplies of components from existing sources, we cannot be certain that in the future our suppliers will be able to meet our demand for components in a timely and cost-effective manner. For example, due to strong worldwide demand, the electronics industry is facing shortages on electronic components such as various memory devices and passive components. Due to these shortages, our ability to procure these components and meet our on-time delivery requirements in a cost-effective manner could be impacted. Our operating results, financial condition, or customer relationships could be adversely affected by these shortages. These adverse effects could result from an inability to fulfill customer demand or increased costs to acquire key components or services.

Increasingly, we have been sourcing a greater number of components from a select number of vendors to obtain better pricing through higher volumes. Also, there has recently been a trend toward consolidation of vendors of electronic components. This greater reliance on a smaller number of suppliers increases our risk of experiencing unfavorable price fluctuations or a disruption in supply, particularly in a supply constrained environment.

Optimal performance of the supply chain requires accurate forecasting of demand, which may be more challenging in the case of emerging technologies and products. If demand for such products and growth of these markets are significantly different from our forecasting and planning, we may face inadequate component supply due to shortages or order lead-time requirements. This would adversely affect our revenues and financial results.

The cost, quality, and availability of third party manufacturing operations are essential to the successful production and sale of many of our products. The inability of any third party manufacturer to meet our cost, quality, and availability standards could adversely impact our financial condition or results of operations. In addition we have entered into outsourcing arrangements for manufacturing services. For example, on September 30, 2000 we sold our Mt. Prospect, Illinois manufacturing and distribution operation to Manufacturers' Services Ltd. (MSL). MSL will manufacture broadband access, LAN telephony and carrier networks products for us. The sale, transfer, or consolidation of manufacturing facilities, if not properly executed, could lead to supply disruptions, an inability to satisfy demand, higher costs, or quality issues across our various businesses which could be costly to remedy. Any of these scenarios could have a significant negative impact on our financial results.

Improvements in our supply chain management have enabled us to reduce our channel inventory model by two weeks on average. We have been operating within our existing channel inventory model of between five to seven weeks of supply on hand for the past two fiscal years. If we are unable to sustain the improvements we have made in our supply chain capabilities or encounter external supply chain disruptions, we may experience product stock-outs or shortages, which could adversely impact our financial results.

COMPETITION FOR KEY PERSONNEL; RETENTION AND RECRUITING

Our success depends to a significant extent upon retention and recruitment of a number of key employees and management. Changes associated with realignment of our business operations and strategy may impact retention of existing employees. Over the past year, we have experienced an increased rate of employee turnover compared to historical levels. The loss of the services of key employees and management could adversely affect our product introduction schedules, customer relationships, operating results, or financial condition.

The ability to recruit employees, both to replace attrition and to grow our emerging businesses, may be a significant challenge due to the increasingly competitive marketplace for needed skills. Recruiting and retaining skilled personnel, including engineers, continues to be highly competitive. There has been a dramatic increase of technology start-up companies recruiting for the same talent that we require. If we cannot successfully recruit and retain skilled personnel, our ability to compete may be adversely affected. In addition, we must carefully balance the growth in our employee base commensurate with our anticipated sales growth. If our sales growth or attrition levels vary significantly, our results of operations or financial condition could be adversely affected.

RELIANCE ON DISTRIBUTORS, RESELLERS, PC OEMS AND SERVICE PROVIDERS

We distribute many of our products through two-tiered distribution channels that include distributors, systems integrators, value-added resellers, and retailers. We also sell to PC OEMs, large enterprises and service providers. Under our new strategic focus, we will increase our commitment to and become increasingly reliant upon our two-tiered distribution model as well as sales to OEMs. We will also be developing our Carrier channel through expanded partnerships with Internet and other competitive service providers. Our future results and financial condition are partially dependent on a number of factors relating to this distribution model, including the impact of our business realignment, issues associated with competition among and within our channels, selling to PC OEMs, and channel inventory and customer concentration.

BUSINESS REALIGNMENT. The activities surrounding our business realignment may adversely impact our ongoing relationships with our channel partners and the perception of us among end customers:

          - We have exited our analog-only modem and high-end LAN and WAN chassis product lines. In the past, through our channel partners, we have been able to present end-to-end networking solutions and complementary products to end customers, whom we believe synergistically generated sales. As a result of the business realignment, there may be a negative effect on sales of ongoing products, since these products may not be perceived to be part of a larger integrated or complementary solution.

          - As part of our business realignment, we reduced our direct, large account sales resources, which were primarily dedicated to promoting the now-discontinued high-end LAN and WAN chassis products. We will still be targeting such customers for our continuing high-volume products. However, the reduction in our large account sales force may result in our sales being adversely impacted.

          - Customers and channel partners may attempt to return products they have already purchased or cancel orders recently placed. Due to our business realignment, we have recently experienced a higher level of such returns and cancellations. We do not anticipate significant returns or order cancellations beyond the second quarter of fiscal 2001.

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

INVENTORY LEVELS IN CHANNEL. Our distributors and resellers maintain inventories of our products. As part of our efforts to optimize our supply chain, we have reduced the number of our distributors through whom we sell our products as well as the levels of inventory held by those distributors. We work closely with our distributors and resellers to monitor inventory levels and ensure that appropriate levels of products are available to end-users. Notwithstanding such efforts, if channel partners attempt to reduce their levels of inventory or if they do not maintain sufficient levels to meet customer demand, our sales could be negatively impacted.

RELIANCE ON A SMALL NUMBER OF DISTRIBUTORS. Significant portions of our sales are made to a few customers. For the first quarter of fiscal year 2001, Ingram Micro represented approximately 17 percent of our total sales and Tech Data represented approximately 12 percent of our total sales. Ingram Micro and Tech Data are both distributors primarily of our commercial and consumer networking products. We cannot be certain that these customers will continue to purchase our products at current levels. Additionally, consolidation among distributors is reducing the number of distributors in the North American market. Because our sales are becoming more concentrated among a smaller number of customers, our results of operations, financial condition, or market share could be adversely affected if our customers:

          - stop purchasing our products or focus more on selling our competitors' products;

          -         reduce, delay, or cancel their orders;

          - become unable to sell our products because we do not ship the products to them in a timely manner; or

          - experience competitive, operational, or financial difficulties, impairing our ability to collect payments from them.

PC OEMs. PC-related networking products such as NICs and PC Cards are increasingly being sold through the PC OEM channel rather than the distribution channel. We derive a significant portion of our personal connectivity product sales from PC OEMs such as Dell Computer, Toshiba, Gateway, Hewlett-Packard, and IBM, manufacturers that incorporate our NICs, PC Cards, or chipsets into their products. While sales to PC OEMs are important, products sold through the PC OEM channel typically have lower average selling prices than those sold through other channels. Therefore, our sales and margins may be adversely impacted if sales to PC OEMs continue to become a larger percentage of our business.

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

CHANGES IN OUR INDUSTRY; ROLE OF ACQUISITIONS

The networking business is highly competitive, and as such, our growth is dependent upon market growth and our ability to enhance existing products and introduce new products on a timely basis. Our new strategic focus on emerging and high-growth product lines mandates that we act quickly and effectively to enter into new markets. One of the ways we will address this need is through acquisitions of and minority equity investments in companies with promising technology and products and/or proven market access and position. For example, the acquisition of Call Technologies enhances the service capabilities for our CommWorks-Registered Trademark- architecture and our Total Control-Registered Trademark- multi-service access platform. In addition, our acquisition of Kerbango will allow us to offer consumers a rich Internet experience by providing a complete Internet audio solution for the home and office.

Acquisitions involve numerous risks, including the following:

          - difficulties in integration of the operations, technologies, and products of the acquired companies;
          - the risk of diverting management's attention from normal daily operations of the business;
          - potential difficulties in completing projects associated with purchased in-process research and development;
          - risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;
          -         the potential loss of key employees of the acquired company;
                    and
          - an uncertain sales and earnings stream from the acquired entity, which may result in unexpected dilution to our earnings.

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

In general, there have been many mergers and acquisitions in the networking industry in the past several years. There have been mergers between telecommunications equipment providers and networking companies, as well as between networking companies and computer component suppliers. In the last 12 months, we completed four acquisitions and our competitors, including Lucent Technologies, Cisco Systems, Nortel Networks, Alcatel, Siemens, and Intel have also engaged in numerous transactions. Future changes in the networking industry may result in more companies with greater resources and stronger competitive positions and products than us. Furthermore, companies may be created that are able to respond more rapidly to market opportunities. Continued changes in our industry may adversely affect our operating results or financial condition.

MANAGEMENT OF STRATEGIC RELATIONSHIPS AND INVESTMENTS

In addition to mergers and acquisitions, technology companies are continually entering into strategic relationships. For example, over the past 12 months, we announced or expanded strategic relationships with numerous companies including the following:

          -         AT&T
          -         Accton Technology
          -         Apropos Technology
          -         Bell Atlantic
          -         Broadcom
          -         CAIS Internet
          -         Copper Mountain Networks
          -         Dell Computer
          -         Extreme Networks
          -         F5 Networks
          -         Gateway
          -         Hewlett-Packard
          -         Hitachi
          -         IBM
          -         Inktomi
          -         marchFIRST (formerly USWeb/CKS)
          -         Microsoft
          -         NatSteel Electronics
          -         Samsung Electronics
          -         SonicWALL
          -         Symbol Technologies

If successful, these relationships will be mutually beneficial and result in industry and market growth. However, these alliances carry an element of risk since, in most cases, we must compete in some business areas with companies with which we have strategic alliances and, at the same time, cooperate with such companies in other business areas. If these companies fail to perform, or if these relationships fail to materialize as expected, we could suffer delays in product or market development or other operational difficulties. Furthermore, our results of operations or financial condition could be adversely impacted if we experience difficulties managing relationships with our partners or if projects with partners are unsuccessful. In addition, if our competitors enter into successful strategic relationships, they could increase the competition that we face.

In support of our business operations and overall strategy, we have made direct and indirect strategic investments in other technology companies and component suppliers. These investments may drive industry and market growth, strengthen supplier relationships, enhance our internal research and development efforts, accelerate the time to market of our new products, and complement our acquisition strategy. Some of these investments have significantly appreciated in value. If there is a substantial decline in the value of these investments, our financial condition could be adversely impacted.

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

TRANSFER OF ANALOG-ONLY MODEM PRODUCT LINE

On September 2, 2000 we completed the transfer of our analog-only modem product lines to U.S. Robotics Corporation ("New USR"), the new joint venture company formed with our partners Accton Technology and NatSteel Electronics. 3Com holds a minority equity position in New USR. Although we have transferred our analog-only modem business to New USR, we will continue to have sales related to the manufacture of certain analog-only modem products for New USR in the second quarter of fiscal 2001.

In addition, we entered into transitional service agreements with New USR in the areas of information technology systems, supply chain management, buildings and services, and certain treasury/finance functions. We began such services prior to the transfer and will continue such services for a period of up to one year afterwards. If we do not satisfactorily perform our obligations under these agreements we may be held liable for any resulting losses.

PALM SEPARATION

On July 27, 2000 3Com completed the spin-off of Palm, Inc. ("Palm"), our handheld computer business, by distributing our remaining ownership of outstanding Palm common stock to 3Com shareholders. As part of the separation, we entered into certain transitional service agreements with Palm to support ongoing Palm operations relating to information technology systems, supply chain management, human resources administration, product order administration, customer service, buildings and facilities, treasury management, and legal, finance, and accounting. These transitional service agreements generally have terms of less than two years following the separation. If we do not satisfactorily perform our obligations under these agreements, we may be held liable for any resulting losses allegedly suffered by Palm.

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

COMPETITION AND PRICING PRESSURE

We participate in a highly volatile industry characterized by vigorous competition for market share as well as rapid product and technology development and maturation. Our competition comes from both small to medium sized companies and start-up companies that have a narrow product or technology focus, and from well-capitalized computer systems, data communications and telecommunications companies that compete across a broad spectrum of networking technologies. The larger, well-established competitors include Intel, Lucent, Nortel, Cisco, Alcatel, Siemens, and Hewlett-Packard. Some of the smaller or more narrowly focused competitors in our industry, along with new start-ups include Alteon, Com21, Clarent, Efficient Networks, NETGEAR, Redback Networks, Juniper Networks, Sonus Networks, Terayon, VocalTec, and Xircom.

Our industry continues to undergo rapid change resulting in new competitors who may have greater financial, marketing, and technical resources than we do or who may have a greater competitive edge due to technology innovation. For example, technology innovations are driving the convergence of voice, video, and data traffic onto a single network infrastructure, resulting in new entrants to the market with whom we may compete.

In addition, both we and our competitors sometimes lower product prices in order to gain market share or create more demand. For example, in the first quarter of fiscal 2001 we experienced pricing pressure in the market for our broadband modem products, and continue to experience price competition in the markets for our workgroup systems products, as well as for our more mature carrier products which tend to have a higher degree of price sensitivity. Intense pricing competition in our industry may adversely affect our business, operating results, or financial condition.

We are also selling products into new markets where we are new entrants to the market ourselves and may compete with different companies than in the past. This is especially true in our high-growth emerging markets such as the wireless, IP telephony, home networking and broadband markets. Our principal competitors in these emerging markets include both traditional competitors such as Intel, Xircom, Cisco, Lucent and Alcatel, as well as new competitors such as Alteon, Com21, Clarent, Efficient Networks, Motorola, NETGEAR, Redback Networks, Juniper Networks, Sonus Networks, Terayon, Toshiba, and VocalTec.

These competitors may be able to respond more rapidly than us to new or emerging technologies, changing market dynamics or changes in customer requirements. In addition, we expect intense price competition in these new markets since manufacturers may set low product prices to increase technology and product acceptance and adoption. We expect that these products, especially in the consumer and retail-oriented product lines such as home networking and internet appliances, will be very price sensitive and therefore our sales of these products and gross margins on these products may be adversely affected by competitive pressures. Our failure to compete successfully against current or future competitors could harm our business, operating results, or financial condition.

Semiconductor manufacturers, such as Intel, are increasingly integrating more NIC and modem functionality onto a single chip on the motherboard. This trend may offer PC OEMs and other networking customers less costly alternatives to our solutions. If integration of networking and computer processing functionality on a reduced number of components increases, our future sales growth and profitability could be adversely affected. Furthermore, some of these semiconductor manufacturers may be our current suppliers of components; therefore, we may be competing directly with our vendors in certain future situations.

UNCERTAINTIES OF INTERNATIONAL MARKETS

We operate internationally and expect that international markets will continue to account for a significant percentage of our sales. Some international markets are characterized by economic and political instability and currency fluctuations that can adversely affect our operating results or financial condition. The level of international sales in different regions will be positively or negatively impacted by unforeseen conditions and events. For example, high oil prices and increased transportation costs may adversely impact shipments to certain markets and the admission of China to the World Trade Organization and granting of Permanent Normalized Trade Relations status may stimulate sales to China. Should international regions experience economic or political instability, our results of operations may be adversely affected.

INDUSTRY STANDARDS AND REGULATIONS

Our success also depends on:

          - the timely adoption and market acceptance of industry standards;
          - resolution of conflicting U.S. and international standards requirements created by the convergence of technology such as voice onto data networks;
          -         the timely introduction of new standards-compliant products;
                    and
          -         a favorable regulatory environment.

Slow market acceptance of new technologies and industry standards could adversely affect our results of operations or financial condition. In addition, if we fail to achieve timely certification of compliance to industry standards for our products, our sales of such products could be adversely affected. There are a number of new product initiatives, particularly in the area of wireless access, IP telephony, and broadband access that could be impacted by new or revised regulations, which in turn could adversely affect our results of operations or financial condition. For example, development of a new global "third generation" standard for wireless Internet access is underway and expected to be based on CDMA. However, several technologies including Global System for Mobile Communication (GSM), Personal Digital Cellular (PDC), and Time Division Multiple Access (TDMA) are competing for the standard, which will ultimately be determined by the International Telecommunications Union (ITU).

CUSTOMER ORDER FULFILLMENT

The timing and amount of our sales depend on a number of factors that make estimating operating results prior to the end of any period uncertain. For example, we do not typically maintain a significant backlog and sales are dependent on our ability to appropriately forecast product demand. In addition, our customers historically request fulfillment of orders in a short period of time, resulting in limited visibility to sales trends. Consequently, our operating results depend on the volume and timing of orders and our ability to fulfill orders in a timely manner. Historically, sales in the third month of the quarter have been higher than sales in each of the first two months of the quarter. Recently this pattern has become more pronounced, which may increase the risk of unforeseen events negatively impacting our financial results. Non-linear sales patterns make business planning difficult, and increase the risk that our quarterly results will fluctuate due to disruptions in functions such as manufacturing, order management, information systems, and shipping.

WARRANTIES AND INTERNATIONAL REQUIREMENTS

Because our products are often covered by warranties, we may be subject to contractual and/or legal commitments to perform under such warranties. If our products fail to perform as warranted and we do not resolve product quality or performance issues in a timely manner, our operating results or financial condition could be adversely affected. Likewise, we could be subject to claims for business disruption or consequential damages if a network implementation is not completed successfully or in a timely manner.

Our products are sold and marketed in many countries, and as such, our products must function in and meet the requirements of many different telecommunications environments and be compatible with various telecommunications systems and products. If our products fail to meet the requirements of international telecommunication environments, our sales could be negatively impacted.

Our business realignment actions include transition of certain business lines to third parties, such as analog-only modems, or obsolescence of certain product lines such as high-end LAN and WAN chassis products. To the extent that third parties do not assume or fulfill our warranty obligations, we will remain obligated to provide warranty support, including repair services and spare parts for the duration of contracts or statutory legal requirements. Any failure to perform such commitments could subject us to claims, which may have a material adverse impact on our business and financial results.

COMMERCIAL COMMITMENTS

We enter into minimum quantity or other non-cancelable commitments as needed. For example, we have committed to minimum purchases of product components from a vendor through the end of calendar year 2002. These types of agreements subject us to risk depending on future events. If, for example, sales volumes of certain products fluctuate significantly, we may be unable to meet our commitments. This may result in us incurring liabilities that adversely affect our financial results.

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

FLUCTUATIONS IN QUARTERLY RESULTS; VOLATILITY OF STOCK PRICE

Our quarterly operating results are difficult to predict and may fluctuate significantly. In addition to factors discussed above, a wide variety of factors can cause these fluctuations, including:

          -         component shortages;
          -         seasonality;
          - the introduction and acceptance of new products and technologies;
          -         price competition;
          - general conditions and trends in the networking industry and technology sector;
          -         internal reorganizations or realignments;
          -         disruption in international markets;
          -         general economic conditions;
          -         industry consolidations and acquisitions;
          -         disruption in the distribution channel;
          -         timing of orders received within the quarter; and
          -         non-linear sales within the quarter.

In recent years, we have experienced fluctuations in our quarterly results due to some of the factors listed above. These factors, and accompanying fluctuations in periodic operating results, could have a significant adverse impact on the market price of our common stock.

Additionally, we anticipate that the activities surrounding our business realignment and the transition to our new strategic focus will contribute significantly to fluctuations in our quarterly operating results for the next several quarters.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

3Com holds a substantial portfolio of marketable-equity traded securities that have a short trading history and are highly subject to market price volatility. Equity security price fluctuations of plus or minus 15 percent would have a $112.9 million impact on the value of these securities as of the end of the first quarter of fiscal 2001. Equity security price fluctuations of plus or minus 50 percent would have a $376.4 million impact on the value of these securities as of the end of the first quarter of fiscal 2001.

For interest rate sensitivity and foreign currency exchange risk, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended June 2, 2000.


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

          On May 11, 1999, a securities class action, captioned GAYLINN V. 3COM CORPORATION, ET AL., Civil Action No. C-99-2185 MMC (GAYLINN), was filed against 3Com and several of its present and former officers and directors in United States District Court for the Northern District of California. Several similar actions have been consolidated into the GAYLINN action. On September 10, 1999, the plaintiffs filed a consolidated complaint which alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class of purchasers of 3Com common stock during the period from September 22, 1998 through March 2, 1999. In January 2000, the Court dismissed the complaint. In February 2000, plaintiffs filed an amended complaint. In June 2000, the Court dismissed the amended complaint without prejudice. Plaintiffs filed another amended complaint. On July 24, 2000, the Company filed a motion to dismiss the latest amended complaint. In September 2000, the Court dismissed the amended complaint with prejudice.

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

          On May 26, 2000 3Com Corporation filed a patent infringement lawsuit against Xircom, Inc. The lawsuit, filed in the United States District Court for the District of Utah (2:00CV-0436G), alleges infringement of 3Com's patent numbers 6,012,953, 5,532,898 and 5,777,836. On September 21, 2000 in the United States District Court for the Central District of California (00-10198 WJR), Xircom Corporation filed suit against 3Com Corporation alleging infringement of Xircom's U.S. Patent Numbers 5,773,332, 5,940,275, 6,115,257 and 6,095,851. 3Com is currently investigating the lawsuit filed by Xircom.



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

                    10.8      1994 Stock Option Plan, as amended (14)*
                    10.9 Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of November 20, 1996 (Exhibit 10.37 to Form 10-Q) (8)
                    10.10 Purchase Agreement between BNP Leasing Corporation, and 3Com Corporation, effective as of November 20, 1996 (Exhibit 10.38 to Form 10-Q) (8)
                    10.11 Agreement and Plan of Reorganization among 3Com Corporation, OnStream Acquisition Corporation and OnStream Networks, Inc. dated as of October 5, 1996 (Exhibit 2.1 to Form S-4) (7)
                    10.12 Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of February 3, 1997 for the Combined Great America Headquarters site (Exhibit 10.19 to Form 10-Q) (10)
                    10.13 Purchase Agreement between BNP Leasing Corporation, and 3Com Corporation, effective as of February 3, 1997 for the Combined Great America Headquarters site (Exhibit 10.20 to Form 10-Q)
                              (10)
                    10.14 Credit Agreement dated as of December 20, 1996 among 3Com Corporation, Bank of America National Trust and Savings Association, as Agent, and the Other Financial Institutions Party Hereto Arranged by BA Securities, Inc. (Exhibit 10.21 to Form 10-Q) (10)
                    10.15 Amended and Restated Agreement and Plan of Merger by and among 3Com Corporation, TR Acquisitions Corporation, 3Com (Delaware) Corporation, and U.S. Robotics Corporation, dated as of February 26, 1997 and amended as of March 14, 1997 (9)
                    10.16 Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of July 25, 1997 for the Great America Phase III (PAL) site (11)
                    10.17 Purchase Agreement between BNP Leasing Corporation and 3Com Corporation, effective as of July 25, 1997 for the Great America Phase III (PAL) site
                              (11)
                    10.18 Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of July 29, 1997 for the Marlborough site (11)
                    10.19 Purchase agreement between BNP Leasing Corporation and 3Com Corporation, effective as of July 29, 1997 for the Marlborough site (11)
                    10.20 Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of August 11, 1997 for the Rolling Meadows site (11)
                    10.21 Purchase Agreement between BNP Leasing Corporation, and 3Com Corporation, effective as of August 11, 1997 for the Rolling Meadows site (11)
                    10.22     First Amendment to Credit Agreement (11)
                    10.23     Form of Management Retention Agreement,  effective
                              as  of  June  2,  1999,   with  attached  list  of
                              parties.* (16)
                    10.24     Form  of  Management  Retention  Agreement,   with
                              attached  list of parties  and  effective  dates.*
                              (16)
                    10.25 Agreement for Purchase and Sale of Land at Highway 237 and North First Street, San Jose, California entered into as of May 22, 2000 by and between the registrant and Palm, Inc.
                    27.1      Financial Data Schedule
--------------------------------------------------------------------------------
                    * Indicates a management contract or compensatory plan.

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

                    (16) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 17, 2000 (File No. 0-12867)

              (b) Reports on Form 8-K

                    None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               3Com Corporation
                                               (Registrant)



Dated:       October 13, 2000          By:    /s/     Michael E. Rescoe
       ----------------------------       -------------------------------------
                                           Michael E. Rescoe
                                           Senior Vice President, Finance and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)