Form 10-Q
period 2000-12-01
3COM CORP
filed 2001-01-16
CIK 738076

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


       /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED DECEMBER 1,  2000     COMMISSION FILE NO. 0-12867

                                       OR
       / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM         TO


                     -------------------------------

                                3COM CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                    94-2605794
                --------                                    ----------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

             5400 BAYFRONT PLAZA                              95052
            SANTA CLARA, CALIFORNIA                           -----
           --------------------------                      (Zip Code)
    (Address of principal executive offices)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (408) 326-5000

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

                                YES ....XX.... NO ................

AS OF DECEMBER 29, 2000, 340,239,764 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

THIS REPORT CONTAINS A TOTAL OF 43 PAGES OF WHICH THIS PAGE IS NUMBER 1.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                3COM CORPORATION

                                TABLE OF CONTENTS





                                                                                                               Page
                                                                                                               ----
PART I.       FINANCIAL INFORMATION

ITEM 1.       Financial Statements

                  Condensed Consolidated Statements of Operations
                  THREE AND SIX MONTHS ENDED DECEMBER 1, 2000 AND NOVEMBER 26, 1999                               3

                  Condensed Consolidated Balance Sheets
                  DECEMBER 1, 2000 AND JUNE 2, 2000                                                               4

                  Condensed Consolidated Statements of Cash Flows
                  SIX MONTHS ENDED DECEMBER 1, 2000 AND NOVEMBER 26, 1999                                         5

                  Notes to Condensed Consolidated Financial Statements                                            6

ITEM 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                                16

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk                                         35



PART II.      OTHER INFORMATION

ITEM 1.       Legal Proceedings                                                                                  36

ITEM 2.       Changes in Securities and Use of Proceeds                                                          39

ITEM 3.       Defaults Upon Senior Securities                                                                    39

ITEM 4.       Submission of Matters to a Vote of Security Holders                                                39

ITEM 5.       Other Information                                                                                  39

ITEM 6.       Exhibits and Reports on Form 8-K                                                                   40


Signatures                                                                                                       43


3Com, AirConnect, CommWorks, SuperStack and Total Control are registered trademarks of 3Com Corporation or its subsidiaries. Audrey and Kerbango are trademarks of 3Com Corporation or its subsidiaries. U.S. Robotics is a registered trademark of U.S. Robotics Corporation.

PART I.   FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                                3COM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                  Three Months Ended             Six Months Ended
                                              --------------------------    --------------------------
                                              December 1,    November 26,   December 1,    November 26,
                                                 2000            1999           2000           1999
                                              -----------    -----------    -----------    -----------
Sales                                         $   789,498    $ 1,214,097    $ 1,723,262    $ 2,427,293

Cost of sales                                     498,101        645,037      1,091,137      1,283,137
                                              -----------    -----------    -----------    -----------

Gross margin                                      291,397        569,060        632,125      1,144,156
                                              -----------    -----------    -----------    -----------

Operating expenses:
   Sales and marketing                            218,115        243,630        454,430        476,044
   Research and development                       139,439        144,641        285,267        293,000
   General and administrative                      45,615         50,515        103,158        104,508
   Amortization of goodwill and
      acquired intangibles                         11,252          4,974         18,745          9,948
   Purchased in-process technology                  8,258           --           37,664           --
   Merger-related credits, net                       (113)          --             (325)        (2,105)
   Business realignment costs                       9,695          2,104         19,596          2,104
                                              -----------    -----------    -----------    -----------
         Total operating expenses                 432,261        445,864        918,535        883,499
                                              -----------    -----------    -----------    -----------

Operating income (loss)                          (140,864)       123,196       (286,410)       260,657
Gain on sale of land, net                         174,369           --          174,369           --
Gain (loss) on investments, net                   (16,938)        71,322           (202)        94,873
Litigation settlement                            (250,000)          --         (250,000)          --
Interest and other income, net                     43,558         19,929         89,188         35,906
                                              -----------    -----------    -----------    -----------

Income (loss) from continuing
   operations before income taxes
   and equity interests                          (189,875)       214,447       (273,055)       391,436
Income tax provision (benefit)                    (47,469)        57,095        (68,264)       106,755
Other interests in loss of
   consolidated joint venture                        --              (53)          --           (1,028)
Equity interest in loss of
   unconsolidated investee                           --              946          1,352            946
                                              -----------    -----------    -----------    -----------
Net income (loss) from
   continuing operations                         (142,406)       156,459       (206,143)       284,763
Net income from
   discontinued operations                           --           20,866          4,537         30,053
                                              -----------    -----------    -----------    -----------

Net income (loss)                             $  (142,406)   $   177,325    $  (201,606)   $   314,816
                                              ===========    ===========    ===========    ===========

Net income (loss) per share:
     Basic:
         Continuing operations                $     (0.41)   $      0.46    $     (0.59)   $      0.82
         Discontinued operations                     --             0.06           0.01           0.08
                                              -----------    -----------    -----------    -----------
                                              $     (0.41)   $      0.52    $     (0.58)   $      0.90
                                              ===========    ===========    ===========    ===========
     Diluted:
         Continuing operations                $     (0.41)   $      0.45    $     (0.59)   $      0.81
         Discontinued operations                     --             0.06           0.01           0.08
                                              -----------    -----------    -----------    -----------
                                              $     (0.41)   $      0.51    $     (0.58)   $      0.89
                                              ===========    ===========    ===========    ===========
Shares used in computing per share amounts:
     Basic                                        345,656        342,889        349,716        348,066
     Diluted                                      345,656        348,988        349,716        353,346


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                3COM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                                                    December 1,              June 2,
                                                                       2000                   2000
                                                                  -------------         --------------
                                                                   (Unaudited)
ASSETS
Current assets:
   Cash and equivalents                                           $     928,880         $    1,700,420
   Short-term investments                                             1,506,435              1,369,520
   Accounts receivable, net                                             430,583                355,540
   Inventories, net                                                     217,505                234,812
   Deferred income taxes                                                 90,923                  -
   Investments and other                                                490,009                655,772
   Net assets of discontinued operations                                  -                  1,058,237
                                                                  -------------         --------------
      Total current assets                                            3,664,335              5,374,301

Property and equipment, net                                             693,713                756,954
Goodwill, intangibles, deposits and other assets                        361,807                361,699
                                                                  -------------         --------------

      Total assets                                                   $4,719,855             $6,492,954
                                                                  =============         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                               $     408,471         $      319,739
   Accrued liabilities and other                                        525,632                651,074
   Income taxes payable                                                  33,478                169,887
   Deferred income taxes                                                   -                    27,317
   Current portion of long-term debt                                      2,254                 14,459
                                                                  -------------         --------------
      Total current liabilities                                         969,835              1,182,476

Long-term debt                                                            2,595                 14,740
Deferred income taxes                                                    72,840                 71,336
Other long-term obligations                                               8,056                  7,377

Equity interest in consolidated entity                                      -                1,173,961

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000 shares
      authorized; none outstanding                                          -                    -
   Common stock, $.01 par value, 990,000 shares
      authorized; shares issued: 365,771 and 365,825,
      respectively                                                    2,348,152              2,101,242
   Treasury stock, at cost, 16,990 and 12,371 shares,
     respectively                                                      (329,765)              (312,428)
   Unamortized stock-based compensation                                 (29,956)                (6,450)
   Retained earnings                                                  1,578,116              1,982,079
   Accumulated other comprehensive income                                99,982                278,621
                                                                  -------------         --------------
      Total stockholders' equity                                      3,666,529              4,043,064
                                                                  -------------         --------------

      Total liabilities and stockholders' equity                     $4,719,855             $6,492,954
                                                                  =============         ==============


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                3COM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                    Six Months Ended
                                                               --------------------------
                                                               December 1,    November 26,
                                                                   2000           1999
                                                               -----------    -----------
Cash flows from operating activities:
     Net income (loss) from continuing operations              $  (206,143)   $   284,763
     Adjustments to reconcile net income (loss) to net
           cash provided by (used in) operating activities:
       Depreciation and amortization                               130,611        153,192
       (Gain) loss on disposal of fixed assets                    (164,479)         6,561
       (Gain) loss on investments, net                                 202        (94,873)
       Deferred income taxes                                         1,043         39,614
       Merger-related credits, net                                    (325)        (2,105)
       Purchased in-process technology                              37,664           --
       Other interests in loss of consolidated joint venture          --           (1,028)
       Equity in loss of unconsolidated investee                     1,352            946
       Changes in current assets and liabilities,
          net of effects of acquisitions:
           Accounts receivable                                     (73,560)       223,413
           Inventories                                              18,858         45,259
           Investments and other assets                           (112,058)         8,228
           Accounts payable                                         86,793        106,238
           Accrued liabilities and other                          (126,705)       (56,857)
           Income taxes payable                                    (37,633)        49,029
                                                               -----------    -----------

Net cash provided by (used in) operating activities               (444,380)       762,380
                                                               -----------    -----------

Cash flows from investing activities:
     Purchase of short-term investments                           (604,883)      (413,992)
     Purchase of equity investments                                (89,038)       (25,197)
     Proceeds from maturities of short-term investments            478,239        200,261
     Proceeds from sales of equity investments                      69,057        118,853
     Purchase of property and equipment                           (112,384)       (87,430)
     Proceeds from sale of property and equipment                  238,966          6,790
     Businesses acquired in purchase transactions,
          net of cash received                                     (74,603)          --
     Other, net                                                      4,304          2,214
                                                               -----------    -----------

Net cash used in investing activities                              (90,342)      (198,501)
                                                               -----------    -----------

Cash flows from financing activities:
     Issuance of common stock                                      207,030         71,822
     Repurchase of common stock                                   (449,522)      (540,780)
     Repayments of long-term borrowings                            (24,349)       (12,000)
     Other, net                                                       (268)         2,460
                                                               -----------    -----------

Net cash used in financing activities                             (267,109)      (478,498)
                                                               -----------    -----------

Net cash provided by discontinued operations                        30,291         28,891

Increase (decrease) in cash and equivalents                       (771,540)       114,272
Cash and equivalents, beginning of period                        1,700,420        951,771
                                                               -----------    -----------

Cash and equivalents, end of period                            $   928,880    $ 1,066,043
                                                               ===========    ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                3COM CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       Basis of Presentation

         The unaudited condensed consolidated financial statements have been prepared by 3Com Corporation ("3Com"), pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of 3Com's financial position as of December 1, 2000, results of operations for the three and six months ended December 1, 2000 and November 26, 1999, and cash flows for the six months ended December 1, 2000 and November 26, 1999. Certain amounts from the prior period have been reclassified to conform to the current period presentation. Such reclassifications had no effect on net income as previously reported.

         3Com uses a 52 or 53 week fiscal year ending on the Friday nearest to May 31. Accordingly, fiscal 2001 will end on June 1, 2001, resulting in a 52-week fiscal year, compared to 53 weeks in fiscal 2000. The results of operations for the three and six months ended December 1, 2000 may not be indicative of the results to be expected for the fiscal year ending June 1, 2001. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in 3Com's Annual Report on Form 10-K for the fiscal year ended June 2, 2000.

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

2.       Discontinued Operations

         On September 13, 1999, 3Com announced a plan to conduct an initial public offering ("IPO") of its Palm, Inc. ("Palm") subsidiary. On March 2, 2000, 3Com sold 4.7% of Palm's stock to the public and 1.0% of Palm's stock in private placements, resulting in net proceeds of $1.2 billion, which were retained by Palm. On May 8, 2000, 3Com's Board of Directors declared a special dividend of 3Com's remaining interest in Palm to 3Com's shareholders of record on July 27, 2000. On July 27, 2000, 3Com distributed its Palm common stock to 3Com shareholders. The distribution ratio was 1.4832 shares of Palm for each outstanding share of 3Com common stock. No gain was recorded as a result of these transactions. The decrease in the intrinsic value of 3Com's employee stock plans attributable to the distribution of Palm was restored in accordance with the methodology set forth in FASB Emerging Issues Task Force Issue 90-9, "Changes to Fixed Employee Stock Option Plans as a Result of Equity Restructuring." Prior to the Palm distribution, there were approximately 35 million employee options outstanding. As a result of the Palm distribution, these converted to approximately 169 million employee options outstanding, of which approximately 60 million were vested and immediately exercisable. As of December 1, 2000 161.8 million employee options were outstanding.

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


3.       Business Realignment Costs

         During fiscal 2000 and continuing through the six months ended December 1, 2000, 3Com realigned its strategy to focus on high-growth markets, technologies, and products. Operations were realigned around two distinct business models: 1) Commercial and Consumer Networks Business and 2) CommWorks. In support of this new strategy, 3Com exited its analog-only modem and high-end Local Area Network (LAN) and Wide Area Network (WAN) chassis product lines and completed the separation of Palm, Inc. (Palm). For the three months ended December 1, 2000, 3Com incurred $10.1 million in realignment charges related to implementing its change in strategic focus, partially offset by a credit of $0.4 million related to the separation of Palm. Components of accrued business realignment costs and changes in accrued amounts related to the realignment program as of December 1, 2000 were as follows (in thousands):



                                            Facilities     Long-term       Severance         Other
                                               Lease         Asset            and        Restructuring
                                          Terminations     Writedowns     Outplacement       Costs          Total
                                          --------------  -------------  ------------      ----------     ----------
         BALANCE AT JUNE 2, 2000            $  8,300        $ 16,494        $ 34,212        $  5,673        $ 64,679

         Provision (benefit)                  (3,115)         12,359          (2,847)          3,324           9,721
         Deductions                             (125)        (15,381)        (15,200)         (6,017)        (36,723)
                                            --------        --------        --------        --------        --------

         BALANCE AT SEPTEMBER 1, 2000          5,060          13,472          16,165           2,980          37,677

         Provision (benefit)                  (1,587)         (1,026)          1,364          11,345          10,096
         Deductions                           (1,666)         (9,165)        (11,927)        (10,106)        (32,864)
                                            --------        --------        --------        --------        --------

         BALANCE AT DECEMBER 1, 2000        $  1,807        $  3,281        $  5,602        $  4,219        $ 14,909
                                            ========        ========        ========        ========        ========

         Severance and outplacement costs related to the termination of approximately 2,800 employees. Employee separation costs include severance, medical, and other benefits. Employee groups impacted by the realignment include personnel involved in duplicate corporate services, manufacturing and logistics, product organizations, sales, and customer support. From March 20, 2000 through December 1, 2000, approximately 2,600 employees have completed or were currently in the separation process, resulting in $52.8 million of employee separation payments. Remaining cash expenditures associated with employee separations are estimated to be approximately $5.6 million. Employee separations associated with our announcements made on March 20, 2000 have been substantially completed.

         Other restructuring charges for the three months ended December 1, 2000 include the $11.7 million loss on the sale of 3Com's manufacturing and distribution operations to Manufacturers' Services Ltd., ("MSL") on September 30, 2000, partially offset by credits relating to revisions in estimates.

         3Com has substantially completed its realignment initiatives in conjunction with the announcements made on March 20, 2000. There can be no assurance that the estimated costs of 3Com's business realignment activities will not change. Remaining cash expenditures relating to the realignment are estimated to be $11.6 million, related primarily to employee severance, facility closure, and payments to suppliers. Remaining non-cash items to be charged to the business realignment accrual are estimated to be $3.3 million, primarily related to the impairment of capital assets associated with the business activities that have been exited.

4.       Business Combinations

         KERBANGO, INC.

         During the first quarter of fiscal 2001, 3Com acquired Kerbango, Inc. ("Kerbango"), developer of the Kerbango(TM) Internet radio, radio tuning system, and radio web site. The total purchase consideration, including $0.3 million of direct transaction costs, was $73.5 million, consisting of cash paid to Kerbango of $52.2 million, issuance of restricted stock with a fair value of $17.2 million and stock options assumed with a fair value of $3.8 million. In addition, deferred cash payments to founders and certain former employees totaling $7.7 million are contingent upon certain events through July 2002. Accordingly, the effect of the deferred cash payments will be recorded as the contingent events have been satisfied.

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

         NOMADIC TECHNOLOGIES, INC.

         During the second quarter of fiscal 2001, 3Com acquired Nomadic Technologies, Inc. ("Nomadic"), a developer of wireless networking products that 3Com will incorporate into solutions for both home and small business customers. The total purchase consideration, including $0.2 million of direct transaction costs, was $31.8 million, consisting of cash paid to Nomadic of $23.5 million, issuance of restricted stock with a fair value of $3.8 million and stock options assumed with a fair value of $4.3 million.

         For financial reporting purposes, the aggregate purchase price was reduced by the intrinsic value of unvested stock options and restricted stock totaling $6.9 million which was recorded as deferred stock-based compensation and is being amortized over the respective vesting periods. Approximately $8.3 million of the aggregate purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use, and accordingly, was charged to operations in the second quarter of fiscal 2001. Net tangible liabilities acquired, including cash of $0.7 million, were approximately $1.9 million at the acquisition date. This purchase resulted in $18.6 million of goodwill and other intangible assets that are being amortized over estimated useful lives of three to five years.

5.       Sale of Land to Palm

         On September 5, 2000, 3Com finalized the sale of a 39-acre parcel of undeveloped land in San Jose, California to Palm, Inc. ("Palm") for approximately $216 million. 3Com recorded a net gain of $174.4 million related to this sale.

6.       Sale of Manufacturing and Distribution Operations

         On September 30, 2000, 3Com finalized the sale of its manufacturing and distribution operations located in Mount Prospect, Illinois to Manufacturers' Services Ltd. ("MSL"). In this transaction, 3Com received approximately $59 million in cash and 1.5 million shares of common stock of MSL valued at approximately $18 million as of the transaction date. For the next two years, 3Com has committed to purchase a minimum level of manufacturing volume from MSL. On September 30, 2000, the manufacturing and distribution operations, including approximately 1,200 3Com employees, were transferred to MSL. 3Com incurred a loss of approximately $11.7 million in connection with this sale, which was charged to business realignment costs.

7.       Comprehensive Income

         The components of comprehensive income (loss), net of tax, are as follows (in thousands):

                                                                 Three Months Ended                  Six Months Ended
                                                            ----------------------------       ----------------------------
                                                             December 1,      November 26,      December 1,      November 26,
                                                                2000              1999             2000              1999
                                                            -----------      -----------       -----------      -----------
         Net income (loss)                                  $  (142,406)     $   177,325       $  (201,606)     $   314,816

         Other comprehensive income (loss):
             Change in net unrealized gain (loss)
                  on investments                               (238,546)         202,133          (178,370)         453,876
             Change in accumulated
                  translation adjustments                            74             (344)             (269)            (200)
                                                            -----------      ------------      ------------     -----------
         Total comprehensive income (loss)                  $  (380,878)     $   379,114       $  (380,245)     $   768,492
                                                            ============     ===========       ============     ===========


8.       Net Income (Loss) Per Share

         The following table presents the calculation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                                 Three Months Ended                  Six Months Ended
                                                            ----------------------------       ----------------------------
                                                             December 1,      November 26,      December 1,      November 26,
                                                                2000              1999             2000              1999
                                                            -----------      -----------       -----------      -----------
         Net income (loss) from continuing operations       $  (142,406)     $   156,459       $  (206,143)     $   284,763
         Net income from discontinued operations                  -               20,866             4,537           30,053
                                                            -----------      -----------       -----------      -----------
                                                            $  (142,406)     $   177,325       $  (201,606)     $   314,816
                                                            ===========      ===========       ===========      ===========

         Weighted average shares-Basic                          345,656          342,889           349,716          348,066
         Effect of dilutive securities:
             Employee stock options                               -                5,768              -               5,024
             Restricted stock                                     -                  331              -                 256
                                                            -----------      -----------       -----------      -----------
         Weighted average shares-Diluted                        345,656          348,988           349,716          353,346
                                                            ===========      ===========       ===========      ===========

         Net income (loss) per share-Basic:
             Continuing operations                          $    (0.41)      $      0.46       $     (0.59)     $      0.82
             Discontinued operations                              -                 0.06              0.01             0.08
                                                            -----------      -----------       -----------      -----------
                                                            $    (0.41)      $      0.52       $     (0.58)     $      0.90
                                                            ==========       ===========       ===========      ===========

         Net income (loss) per share-Diluted:
             Continuing operations                          $    (0.41)      $      0.45       $     (0.59)     $      0.81
             Discontinued operations                              -                 0.06              0.01             0.08
                                                            -----------      -----------       ------------     -----------
                                                            $    (0.41)      $      0.51       $     (0.58)     $      0.89
                                                            ==========       ===========       ============     ===========


         Employee stock options and restricted stock totaling 27.0 million shares and 50.6 million shares for the three and six months ended December 1, 2000, respectively, were not included in the diluted weighted average shares calculation as the effects of these securities were antidilutive.

9.       Inventories

         Inventories, net, consist of (in thousands):

                                           December 1,         June 2,
                                              2000              2000
                                          -----------      -----------
         Finished goods                   $    94,641      $   123,290
         Work-in-process                       35,806           31,863
         Raw materials                         87,058           79,659
                                          -----------      -----------

         Total inventory                  $   217,505      $   234,812
                                          ===========      ===========

10.      Commitments and Contingencies

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

         In July 2000, 3Com committed to purchase certain components from a vendor through December 2002. The purchase agreement provides for cash penalties to the vendor in the event that minimum purchases are not met on a calendar quarter basis. The agreement included a warrant issued to 3Com to purchase common stock of the vendor, which vests as purchases are made. Since the vendor was subsequently acquired by Broadcom Corporation ("Broadcom"), the warrants to purchase shares of common stock of the vendor were replaced by warrants to purchase 992,000 shares of common stock of Broadcom under the warrant agreement. The fair value of the warrant at the inception of the agreement was fixed at approximately $244 million, since the agreement contains significant disincentives for nonperformance. The effects of such warrants are recorded as a credit to cost of sales as purchases are made, based on the fixed valuation of the warrant of $244 million. Once vested, the warrants will be accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, the warrants or stock received on exercise of the warrant will be recorded at fair market value, with the resulting investment gain or loss recorded either directly to stockholders' equity or to the statement of operations, depending on facts and circumstances in the future. Future minimum purchase commitments, excluding the effect of warrants, are as follows (in thousands):

                                            Purchase
               Fiscal Year                 Commitment
               -----------                 ----------
                  2001                   $     117,307
                  2002                         158,288
                  2003                          84,975
                                         -------------

                  Total                  $     360,570
                                         =============

         In conjunction with the sale of the manufacturing and distribution operations to MSL on September 30, 2000, 3Com has committed to purchase a minimum manufacturing volume, excluding the cost of materials, of $31 million per quarter during the first year of the agreement, and $30 million per quarter during the second year of the agreement.

11.      Stock Repurchase and Option Programs

         During the fourth quarter of fiscal 2000, the Board of Directors authorized a stock repurchase program in the amount of up to one billion dollars. Such repurchases may be used to partially offset the issuance of additional shares resulting from employee stock option exercises and the sale of shares under the employee stock purchase plan. The Board has authorized a two-year time limit on the repurchase authorizations. This new program replaces previous authorizations totaling 45 million shares between June 1998 and September 1999. During the three months ended December 1, 2000, 10.4 million shares of common stock were repurchased for a cumulative purchase price of $199.3 million. During the six months ended December 1, 2000, 26.6 million shares of common stock were repurchased for a cumulative purchase price of $449.5 million.

         In July 2000, 3Com initiated a program of selling put options and purchasing call options on its common stock. These are "European" style options which, in the case of put options, entitle the holders to sell shares of 3Com common stock to 3Com on the expiration dates at specified prices and, in the case of call options, entitle 3Com to purchase its common stock on the expiration dates at specified prices. As of December 1, 2000, 16.5 million put options were outstanding, at an average price of $15.48 per share, and 13.0 million call options were outstanding, at an average price of $18.28 per share. The put options and call options have expiration dates between January 2001 and August 2002. The option contracts give 3Com the choice of net cash settlement or physical settlement or net settlement in its own shares of common stock. These options are accounted for as permanent equity instruments. The option contracts also contain per share price floors, with a range of 50 percent to 55 percent of the put option prices, whereby a drop in the price of 3Com common stock below such price floor could require accelerated settlement of the put option by 3Com. If accelerated settlement of the put options is required and 3Com elected either net cash settlement or net settlement in its own shares, 3Com would pay an amount in cash or deliver 3Com shares, based on the difference between the put prices and the market price of 3Com's common stock at the settlement dates, or if 3Com elected physical settlement, 3Com would pay an amount in cash equal to the exercise prices for the put options and accordingly would receive the number of 3Com shares subject to the put options. Certain of the agreements supporting the option contracts include a financial covenant which must be maintained by 3Com.

12.      Business Segment Information

         The following tables display information on our reportable segments (in thousands):

                                                                 Three Months Ended                  Six Months Ended
                                                            ----------------------------       ----------------------------
                                                             December 1,      November 26,      December 1,      November 26,
                                                                2000              1999             2000              1999
                                                            -----------      -----------       -----------      -----------
         Sales:
             Commercial and Consumer Networks               $   671,329      $   761,696       $ 1,310,435      $ 1,551,704
             CommWorks                                           95,361          140,455           262,604          270,069
             Exited Product Lines                                22,808          311,946           150,223          605,520
                                                            -----------      -----------       -----------      -----------
                                                            $   789,498      $ 1,214,097       $ 1,723,262      $ 2,427,293
                                                            ===========      ===========       ===========      ===========

         Contribution Margin:
             Commercial and Consumer Networks               $    95,925      $   253,538       $   196,709      $   542,815
             CommWorks                                          (21,585)          25,871             4,649           47,337
             Exited Product Lines                                (6,850)          38,865           (19,500)          70,407
                                                            ------------     -----------       ------------     -----------
                                                            $    67,490      $   318,274       $   181,858      $   660,559
                                                            ===========      ===========       ===========      ===========

         A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is set forth below (in thousands):

                                                                 Three Months Ended                  Six Months Ended
                                                            ----------------------------       ----------------------------
                                                             December 1,      November 26,      December 1,      November 26,
                                                                2000              1999             2000              1999
                                                            -----------      -----------       -----------      -----------
         Total contribution margin from
           operating segments                               $    67,490      $   318,274       $   181,858      $   660,559
             Indirect operating expenses (1)                    190,514          192,974           411,333          399,903
             Purchased in-process technology                      8,258                -            37,664                -
             Merger-related credits, net                           (113)               -              (325)          (2,105)
             Business realignment costs                           9,695            2,104            19,596            2,104
                                                            -----------      -----------       -----------      -----------
         Total operating income (loss)                         (140,864)         123,196          (286,410)         260,657
             Gain on sale of land, net                          174,369                -           174,369                -
             Gain (loss) on investments, net                    (16,938)          71,322              (202)          94,873
             Litigation settlement                             (250,000)               -          (250,000)               -
             Interest and other income, net                      43,558           19,929            89,188           35,906
                                                            -----------      -----------       -----------      -----------
         Income (loss) from continuing operations before
             income taxes and equity interests              $  (189,875)     $   214,447       $  (273,055)     $   391,436
                                                            ============     ===========       ============     ===========

         (1) Indirect operating expenses include expenses that are not directly attributable to an operating segment, such as field sales, corporate marketing, and general and administrative expenses.

13.      Litigation

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

         SECURITIES LITIGATION

         On March 24 and May 5, 1997, securities class action lawsuits, captioned HIRSCH V. 3COM CORPORATION, ET AL., Civil Action No. CV764977 (HIRSCH), and KRAVITZ V. 3COM CORPORATION, ET AL., Civil Action No. CV765962 (KRAVITZ), respectively, were filed against 3Com and certain of its officers and directors in the California Superior Court, Santa Clara County. The complaints allege violations of Sections 25400 and 25500 of the California Corporations Code and seek unspecified damages on behalf of a class of purchasers of 3Com common stock during the period from September 24, 1996 through February 10, 1997. In late 1999, these cases were stayed by the Court, pending resolution of proceedings in the EUREDJIAN V. 3COM CORPORATION matter, discussed below. Because the EUREDJIAN case has been dismissed, the HIRSCH and KRAVITZ cases are no longer stayed. They are in discovery. The trial is scheduled to begin February 26, 2001. In recent court filings, plaintiffs have stated that they will seek hundreds of millions of dollars in damages.

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

         On November 3, 2000, 3Com announced that it had reached a settlement of the REIVER and ADLER cases. The settlement amount is $259,000,000, of which $9,000,000 will be recovered from insurance. Accordingly, 3Com recorded a litigation charge of $250,000,000 during the three months ended December 1, 2000. The Court has preliminarily approved the settlement and scheduled a hearing for final approval on February 23, 2001.

         On May 11, 1999, a securities class action, captioned GAYLINN V. 3COM CORPORATION, ET AL., Civil Action No. C-99-2185 MMC (GAYLINN), was filed against 3Com and several of its present and former officers and directors in United States District Court for the Northern District of California. Several similar actions have been consolidated into the GAYLINN action. On September 10, 1999, the plaintiffs filed a consolidated complaint which alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class of purchasers of 3Com common stock during the period from September 22, 1998 through March 2, 1999. In January 2000, the Court dismissed the complaint. In February 2000, plaintiffs filed an amended complaint. In June 2000, the Court dismissed the amended complaint without prejudice. Plaintiffs filed another amended complaint. On July 24, 2000, the Company filed a motion to dismiss the latest amended complaint. In September 2000, the Court dismissed the amended complaint with prejudice. Plaintiffs have appealed.

         In December 2000, an action entitled SHAEV V. CLAFLIN, ET AL., was filed in the California Superior Court, Santa Clara County, Case No. CV794039. The case purports to be a derivative and class action against directors and officers of 3Com. The complaint alleges that the Company's directors and officers breached duties by adjusting the number of stock options held by 3Com employees at the time 3Com distributed the Palm stock to shareholders in July 2000. No response has been filed to the complaint to date.

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

         On May 26, 2000, 3Com Corporation filed suit against Xircom, Inc. in the United States District Court for the District of Utah, Civil Action No. 2:00-CV-0436C alleging infringement of U.S. Patents Nos. 6,012,953, 5,532,898, 5,696,660, 5,777,836 and 6,146,209, accusing Xircom of infringement of one or more of the claims of the patents-in-suit by reason of the manufacture, sale, and use of the Real Port and Real Port 2 families of PC Cards, as well as a number of Xircom's Type II PC Modem Cards. Xircom has counter-claimed for a declaratory judgment that the asserted claims of the patents-in-suit are invalid and / or not infringed. This case is currently in the discovery phase.

         On September 21, 2000, Xircom, Inc. filed an action against 3Com Corporation ("3Com") in the United States District Court for the Central District of California, Civil Action No. Case No.: 00-10198 MRP, accusing 3Com of infringement of U.S. Patents Nos. 5,773,332, 5,940,275, 6,115,257 and 6,095,851, accusing 3Com of infringement by reason of the manufacture, sale, and use of the 3COM 10/100 LAN+Modem CardBus Type III PC Card, the 3COM 10/100 LAN CardBus Type III PC Card, the 3COM Megahertz 10/100 LAN CardBus PC Card, the 3COM Megahertz 10/100 LAN+56K Global Modem CardBus PC Card and the 3COM Megahertz 56K Global GSM and Cellular Modem PC Card. 3Com has counter-claimed for declaratory judgment that the asserted claims of the patents-in-suit are not infringed and/or invalid and that certain claims of the 5,940,275 patent are unenforceable. This case is in the discovery phase. On December 22, 2000, Xircom filed a motion for preliminary injunction seeking to enjoin 3Com from the continued manufacture and sale of its Type III PC card products. The motion is currently scheduled for hearing on January 29, 2001.

         On September 25, 2000, Northrop Grumman Corporation filed suit against Intel Corporation, 3Com Corporation, Xircom, Inc., D-Link Systems, Inc. and The Linksys Group, Inc. in the United States District Court for the Eastern District of Texas, Beaumont Division, Civil Action No. 1:00-CV-652, accusing 3Com and the other defendants of infringement of U.S. Patent No. 4,453,229, issued on June 5, 1984. The complaint asserts infringement by 3Com and the other defendants by reason of the manufacture and sale of network interface cards and other devices capable of interfacing an Ethernet bi-phase serial bus to a parallel bus, such as may be found in personal computers or other devices. 3Com has filed a motion to transfer the case from Texas to the Northern or Central District of California. This case is in the discovery phase.


14.      Subsequent Events

         On December 11, 2000, 3Com announced a strategic alliance with Broadcom Corporation ("Broadcom") to capitalize on each company's strengths and accelerate the deployment of Gigabit Ethernet into business networks. As part of the strategic alliance, 3Com has issued to Broadcom a warrant to acquire up to 7.1 million shares of 3Com common stock, representing approximately 2% of 3Com's current outstanding shares. The term of the warrant is from January 1, 2001 through December 4, 2002. The per share exercise price is $9.31 and the purchase price of the warrant is $21,051,500. Broadcom paid for the warrant by issuance of a full recourse promissory note in the principal amount of $21,051,500.

         On December 15, 2000, 3Com acquired the Gigabit Ethernet network interface card (NIC) business of Alteon WebSystems ("Alteon"), a wholly-owned subsidiary of Nortel Networks Corporation, for an aggregate purchase price of approximately $110 million in cash. 3Com purchased the Alteon NIC business and is licensing certain Gigabit Ethernet-related technology and intellectual property from Alteon. 3Com will record a one-time charge of approximately $20 million to $30 million for in-process research and development related to the acquisition during its third fiscal quarter.

         On December 21, 2000, 3Com announced the creation of the CommWorks Corporation ("CommWorks"), a wholly-owned subsidiary serving the telecommunications service provider market. CommWorks, which will contain 3Com's Carrier Network Business, builds Internet Protocol (IP) networks for network service providers around the world. 3Com's Commercial and Consumer Networks business will continue to provide networking solutions for the commercial and consumer markets. The Commercial and Consumer Networks business and CommWorks will be realigning their respective operating structures to enhance the focus and cost effectiveness in serving their respective markets. 3Com is currently developing a restructuring plan to implement these changes. It is anticipated that certain one-time charges will be recorded in subsequent quarters to reflect, among other factors, severance and write-offs associated with these restructurings.

                                3COM CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q contains forward-looking statements, including statements about plans to invest a significant portion of financial resources in developing products for emerging growth markets, plans to make investments through 3Com Ventures, the transfer of our Carrier Networks Business to CommWorks and the associated realignment of the operating structures of the Commercial and Consumer Networks Business and CommWorks, our intent to increase shareholder value by creating two growth businesses and investing in leadership products and services which will drive profitable growth, the expectation that emerging product lines will grow at a significantly higher rate than the networking industry average, our expectation that emerging product lines will account for a higher percentage of our sales over time, the impact and benefits of the acquisitions of Kerbango and the Gigabit Ethernet NIC business from Alteon WebSystems, our belief that our cash and cash equivalents, short term investments, and cash generated from operations will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months, our expectation that we will increase our commitment to and become increasingly reliant upon our two-tiered distribution model as well as sales to OEMs, our estimate of expenses in connection with the completion of acquired research and development projects, our belief that the successful web-enablement of 3Com is critical to our long-term competitive position, our intent to jointly develop new products, cross license technologies, engage in joint sales and marketing and enter into a supply chain agreement with Broadcom, and our expectation that gross margins for our high-growth emerging product lines on a stand-alone basis may be significantly lower than gross margins for networking products. These statements are subject to certain risks and uncertainties. Some of the factors that could cause future events or results to materially differ from those projected in the forward-looking statements are discussed below.

STRATEGIC FOCUS

We have structured our operations around two distinct businesses: 1) our Commercial and Consumer Networks Business and 2) our Carrier Networks Business. In our fourth quarter of fiscal 2000, we began a transformation to exit three product lines that were no longer strategic to our future and to substantially increase our efforts in high-growth emerging markets. At the same time, we have focused our research and development and strategic business development efforts on high-growth and emerging technology markets such as Gigabit network interface cards (NICs), wireless solutions, home networking, and LAN telephony. During our second fiscal quarter of fiscal 2001, we introduced many new products and solutions including the Audrey-TM-Internet Access Device and our new line of Superstack-Registered Trademark-III products. We are continuing to invest heavily towards the development of our next-generation carrier platform, the Total Control-Registered Trademark-2000. In addition to our targeted investments in research and development, during the second quarter of fiscal 2001 we announced the acquisition of Alteon WebSystems and a strategic relationship with Broadcom. As a result, we are now positioned as the market leader for Gigabit NIC products.

On December 21, 2000, we made two announcements that will result in further sharpening of our strategic focus. We announced the creation of CommWorks Corporation ("CommWorks"), a wholly-owned subsidiary serving the service provider market. CommWorks, which will contain our Carrier Networks Business, builds Internet Protocol (IP) networks for network service providers around the world. These networks allow service providers to deliver enhanced data and voice services to their end users through analog dial-up, wireless, cable, and digital subscriber line (DSL) access. Our Carrier Networks Business will be referred to hereafter as "CommWorks."

We also announced that both our Commercial and Consumer Networks Business and CommWorks will be restructuring their respective operations to enhance the focus and cost effectiveness in serving their respective markets. We are focused on creating two growth businesses, each of which generates superior financial returns. We are committed to obtaining the benefits of focus, while investing in leadership products and services which drive profitable growth. All of these actions are intended to create increased shareholder value.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in 3Com's condensed consolidated statements of operations:

                                                 Three months ended          Six months ended
                                                 ------------------        -------------------
                                              December 1,  November 26,  December 1,   November 26,
                                                 2000          1999        2000           1999
                                                -----         -----        -----         -----
Sales .................................         100.0%        100.0%       100.0%        100.0%
Cost of sales .........................          63.1          53.1         63.3          52.9
                                                -----         -----        -----         -----
Gross margin ..........................          36.9          46.9         36.7          47.1
Operating expenses:
     Sales and marketing ..............          27.6          20.1         26.4          19.6
     Research and development .........          17.7          11.9         16.6          12.1
     General and administrative .......           5.8           4.1          6.0           4.3
     Amortization of goodwill and
        acquired intangibles ..........           1.4           0.4          1.1           0.4
     Purchased in-process technology ..           1.0            -           2.1            -
     Merger-related (credits), net ....            -             -            -           (0.1)
     Business realignment costs .......           1.2           0.2          1.1           0.1
                                                -----         -----        -----         -----
         Total operating expenses .....          54.7          36.7         53.3          36.4
                                                -----         -----        -----         -----
Operating income (loss) ...............         (17.8)         10.2        (16.6)         10.7
Gain on sale of land, net .............          22.1            -          10.1            -
Gains on investments, net .............          (2.2)          5.9           -            3.9
Litigation settlement .................         (31.7)           -         (14.5)           -
Interest and other income, net ........           5.5           1.6          5.2           1.5
                                                -----         -----        -----         -----
Income (loss) before income taxes .....         (24.1)         17.7        (15.8)         16.1
Income tax provision (benefit) ........          (6.1)          4.7         (4.0)          4.4
Other interests in loss of
     consolidated joint venture .......            -             -            -             -
Equity interest in loss of
     unconsolidated investee ..........            -            0.1          0.1            -
                                                -----         -----        -----         -----
Net income (loss) from continuing
     operations .......................         (18.0)         12.9        (11.9)         11.7
Net income from discontinued operations            -            1.7          0.2           1.3

Net income (loss) .....................         (18.0)%        14.6%       (11.7)%        13.0%
                                                =====         =====        =====         =====

Pro forma:
     Operating expenses ...............          51.1%         36.1%        48.9%         36.0%
     Operating income (loss) ..........         (14.2)         10.7        (12.2)         11.1
     Net income (loss) ................          (6.5)          9.1         (5.4)          9.3

Pro forma results exclude the following, net of taxes: amortization of goodwill and acquired intangibles, purchased in-process technology, merger-related credits, net, business realignment costs, gain on sale of land, net, gains on investments, net, litigation settlement and net income from discontinued operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

SALES

Sales in the second quarter of fiscal 2001 totaled $789.5 million, a decrease of $424.6 million, or 35 percent, compared to the same quarter one year ago, and a decrease of $144.3 million or 15 percent sequentially from the first quarter of fiscal 2001. Sales in the first six months of fiscal 2001 were $1,723.3 million and sales in the first six months of fiscal 2000 were $2,427.3 million.

COMMERCIAL AND CONSUMER NETWORKS.
Commercial and consumer networks products include traditional access products (desktop network interface cards (NICs), advanced access products (gigabit NICs, server NICs, mobile NICs, wireless local area network (LAN) products), LAN/wide area network (WAN) infrastructure products (LAN switches, LAN hubs, Internet access products, network management products)), LAN telephony products, services, broadband connections, home networking products, Internet appliances and customer service and support.

Sales of commercial and consumer networks products in the second quarter of fiscal 2001 decreased 12 percent compared to the same quarter one year ago, and increased five percent sequentially from the first quarter of fiscal 2001. Sales of commercial and consumer network products in the first six months of fiscal 2001 decreased 15 percent compared to the first six months of fiscal 2000.

We do not believe that meaningful comparisons can be made to the same quarter a year ago because of dramatic changes caused by our business realignment. The decline in sales from the same period one year ago was due primarily to disruptions caused by our exit from the core networking product lines, as well as competitive pressures in the LAN Workgroup Systems market and lower average selling prices for our desktop NIC products due to an increase in the proportion of sales of these products to original equipment manufacturers
(OEMs). These declines were partially offset by increased sales of our high-growth emerging technology products. The sequential sales increase from the first quarter to the second quarter of fiscal 2001 was due to the stabilization and recovery of the business, further design wins with our PC OEM partners, as well as increased sales of our high-growth emerging technology products. However, during our second fiscal quarter we experienced intermittent component shortages, which impacted the timing and quantities of shipments of our commercial and consumer network products across the board. Sales of commercial and consumer network products in the second quarter of fiscal 2001 represented 85 percent of total sales compared to 63 percent in the second quarter of fiscal 2000 and 68 percent in the first quarter of fiscal 2001. Sales of commercial and consumer network products in the first six months of fiscal 2001 represented 76 percent of total sales compared to 64 percent in the first six months of fiscal 2000.

COMMWORKS.
CommWorks products include enhanced data services (dial-up access (RAS), Virtual Private Networks (VPN), transaction processing, subscriber aggregation) and newer solutions (IP telephony, wireless, cable access and digital subscriber line (DSL) access) and customer service and support.

Sales of CommWorks products in the second quarter of fiscal 2001 decreased 32 percent compared to the same quarter one year ago and 43 percent sequentially from the first quarter of fiscal 2001. Sales of CommWorks products in the first six months of fiscal 2001 decreased three percent compared to the first six months of fiscal 2000. The decrease in sales compared to the same period one year ago, was due primarily to a continuing shift in our product mix from RAS products towards new technologies. The sequential decrease in sales from the first quarter of fiscal 2001 to the second quarter of fiscal 2001 was due primarily to the significant slowdown in the telecom industry. During the second quarter of fiscal 2001, our top three Tier 1 customers reduced or deferred purchases of our products. This resulted in a substantial decline in sales to these three customers from the first quarter of fiscal 2001 to the second quarter of fiscal 2001. Sales of CommWorks products during both the second quarter of fiscal 2001 and the second quarter of fiscal 2000 represented 12 percent of total sales. Sales of CommWorks products represented 18 percent of total sales in the first quarter of fiscal 2001. Sales of CommWorks products in the first six months of fiscal 2001 represented 15 percent of total sales compared to 11 percent of total sales in the first six months of fiscal 2000.

EXITED PRODUCT LINES. Sales of exited product lines (analog-only modems and high-end LAN and WAN chassis products) in the second quarter of fiscal 2001 decreased 93 percent compared to the same quarter one year ago and decreased 82 percent sequentially from the first quarter of fiscal 2001. Sales of exited product lines in the first six months of fiscal 2001 decreased 75 percent compared to the first six months of fiscal 2000. The decrease in sales of exited product lines compared to the same period one year ago was due to the impact of our business realignment and change in strategic focus. The sequential decrease was principally due to an increase in sales of our exited products in the first quarter of fiscal 2001 as customers made final purchases.

GEOGRAPHIC. In the second quarter of fiscal 2001, U.S. sales decreased 38 percent and international sales decreased 32 percent compared to the same period one year ago. The year-over-year decrease in international sales was primarily due to weaker sales in Europe, which reflected a 39 percent decrease. U.S. sales in the second quarter of fiscal 2001 represented 45 percent of total sales, compared to 48 percent of total sales in the second quarter of fiscal 2000 and 50 percent of total sales in the first quarter of fiscal 2001. These decreases were primarily due to exited product lines and the effects of business realignment actions taken in our fourth quarter of fiscal 2000. U.S. sales and international sales decreased by 24 percent and 7 percent, respectively, sequentially from the first quarter of fiscal 2001. In the first six months of fiscal 2001, U.S. sales and international sales decreased 32 percent and 25 percent, respectively, compared to the first six months of fiscal 2000. The decrease in international sales was driven primarily by a 35 percent decrease in European sales.

GROSS MARGIN
Gross margin as a percentage of sales was 37 percent in the second quarter of fiscal 2001, compared to 47 percent in the second quarter of fiscal 2000 and 37 percent in the first quarter of fiscal 2001. Gross margin as a percentage of sales was 37 percent and 47 percent for the first six months of fiscal 2001 and fiscal 2000, respectively. The year-over-year decrease in the gross margin percentage was due primarily to a shift in product mix towards our lower margin products. Reported gross margins for the second quarter and first six months of fiscal 2001 include the benefit of the arrangement described in Note 10 to the condensed consolidated financial statements.

OPERATING EXPENSES
Operating expenses in the second quarter of fiscal 2001 were $432.3 million, or 55 percent of sales, compared to $445.9 million, or 37 percent of sales in the second quarter of fiscal 2000 and $486.3 million, or 52 percent of sales in the first quarter of fiscal 2001. Operating expenses in the second quarter of fiscal 2001 included amortization of goodwill and acquired intangibles of $11.3 million, purchased in-process technology of $8.3 million, net merger-related credits of $0.1 million, and business realignment costs of $9.7 million. Operating expenses in the second quarter of fiscal 2000 included amortization of goodwill and acquired intangibles of $5.0 million and business realignment costs of $2.1 million. Operating expenses in the first quarter of fiscal 2001 included amortization of goodwill and acquired intangibles of $7.5 million, purchased in-process technology of $29.4 million, net merger-related credits of $0.2 million, and business realignment costs of $9.9 million. Excluding these unusual items, operating expenses for the second quarter of fiscal 2001 were $403.2 million, or 51 percent of sales, compared to $438.8 million, or 36 percent of sales in the second quarter of fiscal 2000 and $439.7 million, or 47 percent of sales in the first quarter of fiscal 2001.

Operating expenses in the first six months of fiscal 2001 were $918.5 million or 53 percent of sales compared to $883.5 million or 36 percent of sales in the first six months of fiscal 2000. Operating expenses in the first six months of fiscal 2001 included amortization of goodwill and acquired intangibles of $18.7 million, purchased in-process technology of $37.7 million, net merger-related credits of $0.3 million, and business realignment costs of $19.6 million. Operating expenses in the first six months of fiscal 2000 included amortization of goodwill and acquired intangibles of $9.9 million, net merger-related credits of $2.1 million, and business realignment costs of $2.1 million. Excluding these unusual items, operating expenses for the first six months of fiscal 2001 and fiscal 2000 were $842.9 million and $873.6 million, corresponding to 49 percent of sales in the first six months of fiscal 2001 and 36 percent of sales in the first six months of fiscal 2000.

SALES AND MARKETING. Sales and marketing expenses in the second quarter of fiscal 2001 decreased $25.5 million, or ten percent, compared to the second quarter of fiscal 2000, and increased to 28 percent of total sales for the second quarter of fiscal 2001, compared to 20 percent of total sales for the second quarter of fiscal 2000. Sales and marketing expenses in the second quarter of fiscal 2001 decreased $18.2 million, or eight percent sequentially, from the first quarter of fiscal 2001, and increased to 28 percent of total sales in the second quarter of fiscal 2001, compared to 25 percent of total sales for the first quarter of fiscal 2001. Sales and marketing expenses in the first six months of fiscal 2001 decreased $21.6 million, or five percent, compared to the first six months of fiscal 2000. The year-over-year decrease was due significantly to lower sales force expenses resulting from the decrease in sales and the exit of product lines associated with our business realignment activities. The sequential decrease from the first quarter to the second quarter of fiscal 2001 was significantly attributable to lower sales force expenses that were partially offset by increased spending on our new brand advertising and marketing campaigns.

RESEARCH AND DEVELOPMENT. Research and development expenses in the second quarter of fiscal 2001 decreased $5.2 million, or four percent, compared to the second quarter of fiscal 2000, and increased to 18 percent of sales in the second quarter of fiscal 2001 compared to 12 percent of total sales in the second quarter of fiscal 2000. Research and development expenses in the second quarter of fiscal 2001 decreased $6.4 million, or four percent, from the first quarter of fiscal 2001, and increased to 18 percent of total sales in the second quarter of fiscal 2001 compared to 16 percent of total sales in the first quarter of fiscal 2001. Research and development expenses in the first six months of fiscal 2001 decreased $7.7 million, or three percent, compared to the first six months of fiscal 2000. As a result of our exit from our analog-only modem and high-end LAN and WAN chassis product lines, we have continued to substantially reduce our research and development activities for these products. Nevertheless, we are continuing to invest heavily in research and development, placing a strong focus on our targeted emerging growth markets. We plan to continue to invest a significant proportion of our financial resources towards developing products for these markets.

GENERAL AND ADMINISTRATIVE. General and administrative expenses in the second quarter of fiscal 2001 decreased $4.9 million, or ten percent, compared to the second quarter of fiscal 2000, and increased to six percent of total sales in the second quarter of fiscal 2001 compared to four percent of total sales for the second quarter of fiscal 2000. General and administrative expenses in the second quarter of fiscal 2001 decreased $11.9 million, or 21 percent, from the first quarter of fiscal 2001, and remained at six percent of total sales in the second quarter of fiscal 2001 compared to the first quarter of fiscal 2001. General and administrative expenses in the first six months of fiscal 2001 decreased $1.4 million, or one percent, compared to the first six months of fiscal 2000. The decrease in general and administrative expenses compared to the same period one year ago was due primarily to decreased consulting costs associated with our business realignment activities. The sequential decrease from the first quarter to the second quarter of fiscal 2001 in general and administrative expenses was due significantly to cost containment efforts and a decrease in the provision for bad debts due to lower sales.

AMORTIZATION OF GOODWILL AND ACQUIRED INTANGIBLES. Amortization of goodwill and acquired intangibles in the second quarter of fiscal 2001 increased $6.3 million, or 126 percent, compared to the second quarter of fiscal 2000 and increased $3.8 million, or 50 percent, sequentially from the first quarter of fiscal 2001. Amortization of goodwill and acquired intangibles in the first six months of fiscal 2001 increased $8.8 million, or 88 percent, compared to the first six months of fiscal 2000. Amortization of goodwill and acquired intangibles includes the amortization of goodwill, assembled workforce, customer relationships, OEM relationships, developed technology and licenses and non-compete agreements acquired in purchase business combinations.

PURCHASED IN-PROCESS TECHNOLOGY. During the second quarter of fiscal 2001, 3Com acquired Nomadic Technologies, Inc. ("Nomadic"), a developer of wireless networking products that 3Com will incorporate into solutions for both home and small business customers. In connection with this acquisition, 3Com recorded a charge for purchased in-process technology of approximately $8.3 million. During the first quarter of fiscal 2001, 3Com recorded a charge of $29.4 million for purchased in-process technology related to the acquisition of Kerbango, Inc ("Kerbango"). There was no acquisition during the first six months of fiscal year 2000. As of the acquisition dates, purchased in-process technology was approximately 75% complete for both Kerbango and Nomadic projects. We are continuing development of five projects, and have spent approximately $4.8 million and $0.1 million on Kerbango and Nomadic projects, respectively, as of December 1, 2000. At the end of the second quarter of fiscal 2001, purchased in-process technology was approximately 100% and 75% complete for Kerbango and Nomadic projects, respectively. As of December 1, 2000, we estimate that approximately $0.5 million will be spent to complete acquired research and development projects related to Nomadic. We estimate that all projects currently in process will be completed by May 2001.

MERGER-RELATED CREDITS, NET. In the second quarter of fiscal 2001, we recorded a net pre-tax credit of $0.1 million, compared to no merger related charges or credits in the second quarter of fiscal 2000, and a net pre-tax credit of $0.2 million in the first quarter of fiscal 2001. During the first six months of fiscal 2001, we recorded a net pre-tax credit of approximately $0.3 million. During the first six months of fiscal 2000, we recorded a net pre-tax credit of approximately $2.1 million. The amounts related to reductions in the estimates for remaining charges associated with the U.S. Robotics merger.

BUSINESS REALIGNMENT COSTS. Business realignment costs in the second quarter of fiscal 2001 were $9.7 million and represented costs related to steps we took to refocus our business strategy, change our growth profile and streamline our operations. We incurred an $11.7 million loss on the sale of our Mt. Prospect manufacturing and distribution operations to Manufacturers' Services Ltd. ("MSL"). These costs were offset by a reduction of estimates for remaining charges. Expenses incurred during the first quarter of fiscal 2001 were $9.9 million. Business realignment costs in the first six months of fiscal 2001 were $19.6 million. Business realignment costs in the second quarter of fiscal 2000 and for the first six months of fiscal 2000 amounted to $2.1 million and related to our separation from Palm.

GAIN ON SALE OF LAND, NET
Net gain on sale of land in the second quarter of fiscal 2001 and the first six months of fiscal 2001 was $174.4 million for the sale of land to Palm, Inc, as discussed in Note 5 to the condensed consolidated financial statements.

GAIN (LOSS) ON INVESTMENTS, NET
Net loss on investments in the second quarter of fiscal 2001 was ($16.9) million, due primarily to declines in the value of marketable equity securities, which we determined to be other than temporary, and investments in limited partnership venture capital funds. During the second quarter of fiscal 2000, net gains on investments were $71.3 million due to the sale of marketable equity securities. During the first quarter of fiscal 2001 net gains on investments were $16.7 million due primarily to gains from investments in limited partnership venture capital funds.

LITIGATION SETTLEMENT
During second quarter of fiscal 2001 we reached a settlement of the REIVER and ADLER cases, as discussed in Note 13 to the condensed consolidated financial statements. We recorded a charge of $250,000,000 for the settlement of these cases during the second quarter and the first six months of fiscal 2001.

INTEREST AND OTHER INCOME, NET
Interest and other income, net, in the second quarter of fiscal 2001 increased $23.6 million compared to the second quarter of fiscal 2000. Interest and other income, net, in the second quarter of fiscal 2001 decreased $2.1 million compared to the first quarter of fiscal 2001. In the first six months of fiscal 2001, interest and other income, net increased $51.6 million compared to the first six months of fiscal 2000. The increase in interest and other income, net compared to the same period one year ago was due primarily to a shift in investment mix from tax exempt to taxable agency instruments that provide higher nominal yields, combined with the higher average cash balances, and reduction in interest expense due to the repayment of long-term debt. The decrease in interest and other income sequentially from the first quarter of fiscal 2001 was primarily due to lower interest income as a result of lower cash and short-term investment balances.

INCOME TAX PROVISION
Our effective income tax rate was a 25.0 percent benefit in the second quarter of fiscal 2001, compared to a 26.6 percent expense in the second quarter of fiscal 2000, and a benefit of 25.0 percent in the first quarter of fiscal 2001. Our effective income tax rate was a 25.0 percent benefit for the first six months of fiscal 2001, compared to a 27.3 percent expense for the first six months of fiscal 2000. The change in the tax rate compared to the same period one year ago was primarily attributable to changes in our market focus and the relative mix of income (or loss) in jurisdictions taxed at rates greater than (or less than) the U.S. rate.

EQUITY INTEREST IN LOSS OF UNCONSOLIDATED INVESTEE
In August 1999, we invested $7.5 million in OmniSky Corporation ("OmniSky"). We currently control approximately 22 percent of the equity interests in OmniSky. We are accounting for this investment using the equity method. No additional loss was recorded in the first and second quarters of fiscal 2001, as our cumulative portion of OmniSky's losses surpassed our $7.5 million investment.

NET INCOME (LOSS) FROM CONTINUING OPERATIONS
Net loss from continuing operations for the second quarter of fiscal 2001 was ($142.4) million, or ($0.41) per share, compared to net income of $156.5 million or $0.45 per diluted share for the second quarter of fiscal 2000 and a net loss of ($63.7) million or ($0.18) per share for the first quarter of fiscal 2001.

Net loss from continuing operations for the first six months of fiscal 2001 was ($206.1) million, or ($0.59) per share, compared to net income of $284.8 million or $0.81 per share for the first six months of fiscal 2000.

NET INCOME FROM DISCONTINUED OPERATIONS
Net income from discontinued operations for the second quarter of fiscal 2001 was zero, due to our separation from Palm on July 27, 2000, as compared to net income from discontinued operations of $20.9 million, or $0.06 per share, in the second quarter of fiscal 2000 and $4.5 million, or $0.01 per share, in the first quarter of fiscal 2001. Net income from discontinued operations for the first six months of fiscal 2001 was $4.5 million, or $0.01 per share, and includes the results of operations of Palm for the period from June 3, 2000 to the date of separation. Net income from discontinued operations for the first six months of fiscal 2000 was $30.1 million, or $0.08 per share.

NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE
Net loss for the second quarter of fiscal 2001 was ($142.4) million, or ($0.41) per share, compared to net income of $177.3 million, or $0.51 per diluted share for the second quarter of fiscal 2000 and a net loss of ($59.2) million, or ($0.17) per share, for the first quarter of fiscal 2001. Excluding amortization of goodwill and acquired intangibles, purchased in-process technology, net merger-related credits, business realignment costs, net gain (loss) on investments, net gain on land and facilities, litigation settlement and net income from discontinued operations, pro forma net income (loss) was ($51.2) million, or ($0.15) per share for the second quarter of fiscal 2001; $111.0 million, or $0.32 per share for the second quarter of fiscal 2000; and ($41.3) million, or ($0.12) per share for the first quarter of fiscal 2001.


Net loss for the first six months of fiscal 2001 was ($201.6) million, or ($0.58) per share, compared to net income of $314.8 million, or $0.89 per diluted share for the first six months of fiscal 2000. Excluding amortization of goodwill and acquired intangibles, purchased in-process technology, net merger-related credits, business realignment costs, net gain (loss) on investments, net gain on land and facilities, litigation settlement and net income from discontinued operations, pro forma net income (loss) was ($92.5) million, or ($0.26) per share for the first six months of fiscal 2001, and $224.7 million, or $0.64 per share for the first six months of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents and short-term investments at December 1, 2000 were $2.4 billion, a decrease of $634.6 million or 21 percent compared to the balance of $3.1 billion at June 2, 2000.

For the six months ended December 1, 2000, net cash used in operating activities was $444.4 million. Net cash used in operating activities for the six months ended December 1, 2000 was primarily the result of the net loss and less favorable changes in working capital components. Accounts receivable at December 1, 2000 increased $75.0 million from June 2, 2000 to $430.6 million. Days sales outstanding in receivables increased to 49 days at December 1, 2000, compared to 42 days at June 2, 2000 primarily due to a higher percentage of sales in the last month of the November quarter compared to the last month of the May quarter. Inventory levels at December 1, 2000 decreased $17.3 million from June 2, 2000 to $217.5 million, and include the impact of the sale of our manufacturing operations to MSL. Annualized inventory turnover was 9.2 turns for the quarter ended December 1, 2000, compared to 8.7 turns for the quarter ended June 2, 2000. Investments and other assets at December 1, 2000 decreased $165.8 million from June 2, 2000 to $490.0 million, primarily due to decreases in the market value of our publicly traded equity securities. Accounts payable and accrued liabilities and other at December 1, 2000 decreased $36.7 million from June 2, 2000 to $934.1 million. Income taxes payable at December 1, 2000 decreased $136.4 million from June 2, 2000 to $33.5 million, and includes the impact of the tax benefit on employee stock option exercises.

During the six months ended December 1, 2000 and November 26, 1999, we made investments totaling $604.9 million and $414.0 million, respectively, in municipal and corporate bonds and government agency instruments, as well as investments totaling $89.0 million and $25.2 million, respectively, in equity securities. During the six months ended December 1, 2000 and November 26, 1999, proceeds from maturities and sales of municipal and corporate bonds and government agency instruments were $478.2 million and $200.3 million, respectively, and proceeds from the sales of equity investments totaled $69.1 million and $118.9 million, respectively.

As part of our 3Com Ventures initiative, we selectively make strategic investments in the equity securities of privately held companies and limited partnership venture capital funds. We believe these investments will complement our business opportunities and research and development activities. Under 3Com Ventures I, we have committed to make capital contributions to certain limited partnership venture capital funds totaling $10.1 million which will be paid as capital calls are made. We have established 3Com Ventures II, which has made strategic investments of $53 million over the last six months and may make additional investments of up to $197 million in the future. Under 3Com Ventures II, we have committed to make capital contributions to certain limited partnership venture capital funds totaling $52.4 million which will be paid as capital calls are made.

During the six months ended December 1, 2000, 3Com made $112.4 million in capital expenditures. Major capital expenditures included upgrades and expansion of our facilities and purchases and upgrades of software and computer equipment. As of December 1, 2000, we had approximately $8.3 million in capital expenditure commitments outstanding primarily associated with the expansion of our facilities and purchases and upgrades of software and computer equipment. In addition, we have commitments related to operating lease arrangements in the U.S., under which we have an option to purchase the properties for an aggregate of $322.2 million, or arrange for the sale of the properties to a third-party. If the properties are sold to a third-party at less than the option price, 3Com retains an obligation for the shortfall, subject to certain provisions of the lease. These leases also contain financial covenants which must be maintained by 3Com.

During the six months ended December 1, 2000, we used cash of $51.7 million, net of cash acquired, to acquire Kerbango, Inc., and $22.9 million, net of cash acquired, to purchase Nomadic Technologies.

During the fourth quarter of fiscal 2000, our Board of Directors authorized a stock repurchase program of up to one billion dollars. Such repurchases could be used to offset the issuance of additional shares resulting from employee stock option exercises and the sale of shares under the employee stock purchase plan. The Board has authorized a two-year time limit on the repurchase authorizations. This new program replaces previous authorizations totaling 45 million shares between June 1998 and September 1999. During the six months ended December 1, 2000, we repurchased 26.6 million shares of our common stock at a total purchase price of $449.5 million.

In July 2000, 3Com initiated a program of selling put options and purchasing call options on its common stock. These are "European" style options which, in the case of put options, entitle the holders to sell shares of 3Com common stock to 3Com on the expiration dates at specified prices and, in the case of call options, entitle 3Com to purchase its common stock on the expiration dates at specified prices. As of December 1, 2000, 16.5 million put options were outstanding, at an average price of $15.48 per share, and 13.0 million call options were outstanding, at an average price of $18.28 per share. The put options and call options have expiration dates between January 2001 and August 2002. The option contracts give 3Com the choice of net cash settlement or physical settlement or net settlement in its own shares of common stock. These options are accounted for as permanent equity instruments. The option contracts also contain per share price floors, with a range of 50 percent to 55 percent of the put option prices, whereby a drop in the price of 3Com common stock below such price floor could require accelerated settlement of the put option by 3Com. If accelerated settlement of the put options is required and 3Com elected either net cash settlement or net settlement in its own shares, 3Com would pay an amount in cash or deliver 3Com shares, based on the difference between the put prices and the market price of 3Com's common stock at the settlement dates, or if 3Com elected physical settlement, 3Com would pay an amount in cash equal to the exercise prices for the put options and accordingly would receive the number of 3Com shares subject to the put options. Certain of the agreements supporting the option contracts include a financial covenant which must be maintained by 3Com.

During the six months ended December 1, 2000, we received net cash of $207.0 million from the sale of our common stock to employees through our employee stock purchase and option plans. During the same six month period one year ago, we received net cash of $71.8 million from the sale of our common stock to employees through our employee stock purchase and option plans.

During the six months ended December 1, 2000, we repaid the remaining debt balance of $24.0 million under the 7.52% Unsecured Senior Notes agreement.

During the first six months of fiscal 2001, we recorded a tax benefit on stock option transactions of $98.9 million. During the same six month period one year ago, we recorded a tax benefit on stock option transactions totaling $76.1 million.

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

BUSINESS ENVIRONMENT AND RISK FACTORS

Our future business and results may be affected by industry trends and specific risks in our business. Some of the factors that could cause future results to materially differ from past results or those described in forward-looking statements include those discussed below.

STRATEGIC FOCUS AND COMPLETION OF BUSINESS TRANSITION

We have transitioned our business and realigned our strategic focus towards high-growth markets, technologies and products in accordance with our announcement of March 20, 2000. Internal and external changes resulting from our business transformation are largely complete, but many factors may negatively impact our ability to implement our strategic focus, including our ability to introduce innovative new products in a timely manner, to successfully adopt a business model appropriate for these high-growth and emerging product lines, to adequately secure component supply for these high-growth and emerging product lines and to quickly respond to and recover from unforeseen events associated with our business transformation. Further, as a result of our business transition and realignment, it continues to be difficult to forecast our financial performance.

The next steps in furthering our business transformation are to adopt business structures that optimize operations and control expenses to allow rapid return to profitability and leadership in key markets. We are have announced that the Commercial and Consumer Networks Business and CommWorks will be realigning their respective operating structures to enhance focus and cost effectiveness in serving their respective markets. Many factors may impact our ability to implement this restructuring, including our ability to manage the implementation internally, sustain the productivity of our workforce, reduce operating expenses and quickly respond to and recover from unforeseen events associated with the restructuring.

NEW PRODUCT LINES AND MARKETS

Our financial performance and future growth depend upon the rapid growth of new markets, and our ability to establish a leadership position in those markets. We are investing a significant proportion of our resources in several emerging product lines in markets that are expected to grow at a significantly higher rate than the networking industry average. We expect these product lines to account for a higher percentage of our sales over time. We are focused on the following products and solutions, leveraging our investments in broadband, wireless, IP telephony and digital home technologies:

     -    LAN Telephony and Voice over IP (VOIP) Services
     -    Broadband (cable and DSL) modems and headend equipment
     -    Wireless LAN and Code Division Multiple Access (CDMA) Solutions
     -    Home Networking
     -    Internet Appliances

At the present time, the markets for these products and solutions are still emerging. Industry standards for these technologies are yet to be widely adopted and the market potential remains unproven. If these markets do not grow at a significant rate or if we do not increase our sales in these product lines, our financial results could be adversely affected.

Additionally, we expect that the business models for these high-growth and emerging product lines, especially product lines which are more consumer and retail-oriented, may be different from the business model for our traditional networking products. We anticipate that gross margins for such products on a standalone basis may be significantly lower than gross margins for networking products traditionally sold to larger businesses. Therefore, 3Com must successfully adopt business models for such product lines that incorporate additional revenue generators, such as selling or bundling other higher margin services or products along with sales of these products, and that incorporate continued improvement in the margins for these products. If we are not able to adopt or implement successful business models for these product lines, our overall gross margins may be negatively impacted which could adversely affect our financial results.

ABILITY TO DEVELOP AND INTRODUCE NEW PRODUCTS

Products in the markets in which we compete have short life cycles. Therefore, our success depends on our ability to identify new market and product opportunities, to develop and introduce new products in a timely manner, and to gain market acceptance of new products, particularly in our targeted high-growth, emerging markets. For example, the timely introductions of the following products are important to our success:

     - a next-generation carrier-class platform for certain applications in IP Telephony and third-generation (3G) wireless solutions for our carrier customers
     - a new line of Gigabit-on-Copper LAN solutions primarily for commercial enterprises
     - new standards-based wireless LAN solutions, including our AirConnect-Registered Trademark- wireless LAN, for both commercial and consumer markets
     -    a new generation of residential Internet appliances
     - a next generation SuperStack-Registered Trademark- workgroup solution for commercial enterprises

Any delay in new product introductions, lower than anticipated demand for our new products or higher manufacturing costs could have an adverse affect on our operating results or financial condition, particularly in those product markets we have identified as emerging high-growth opportunities.

SUPPLY CHAIN MANAGEMENT

3Com has a long-term objective to become best-in-class at managing its supply chain. Significant progress has been made in balancing the resources and operations required to achieve the highest levels of customer satisfaction and on-time delivery. The balancing of customer requirements and financial metrics reflects an equilibrium between dynamic elements. Factors affecting this balance include external conditions such as component shortages, fluctuations in worldwide demand, and industry consolidation.

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

Optimal performance of the supply chain requires accurate forecasting of demand, which may be more challenging in the case of emerging technologies and products and developing markets. If overall demand for our products, product mix and growth of these markets are significantly different from our forecasting and planning, we may face inadequate, or excess, component supply. This would adversely affect our revenues and financial results. If we are unable to achieve the goals we have set for our supply chain capabilities or encounter external supply chain disruptions, we may experience product stock-outs or shortages, which could adversely impact our financial results.

The cost, quality, and availability of third-party manufacturing operations are essential to the successful production and sale of many of our products. The inability of any third-party manufacturer to meet our cost, quality, and availability standards could adversely impact our financial condition or results of operations. From time to time we may change our arrangements with third-party manufacturing contractors, which may cause transitional disruption in our supply chain if such transition is not managed properly. In addition we have entered into outsourcing arrangements for manufacturing services. For example, on September 30, 2000 we sold our Mt. Prospect, Illinois manufacturing and distribution operation to Manufacturers' Services Ltd. ("MSL"). MSL now manufactures broadband access, LAN telephony and CommWorks products for us.

COMMERCIAL COMMITMENTS

We enter into minimum quantity or other non-cancelable commitments as needed. For example, we have committed to minimum purchases of product components from a vendor and subcontractor through calendar year 2002. These types of agreements subject us to risk depending on future events. If, for example, sales volumes of certain products fluctuate significantly or we shift our production elsewhere, we may be unable to meet our commitments. This may result in us incurring liabilities that adversely affect our financial results.

COMPETITION FOR KEY PERSONNEL; RETENTION AND RECRUITING

Our success depends to a significant extent upon retention and recruitment of a number of key employees and management. Changes associated with realignment of our business operations and strategy may impact retention of existing employees. While our employee turnover was lower in our second fiscal quarter than was typical during the past fiscal year, competition for technical and other skills remains very high, and the loss of the services of key employees and management could adversely affect our product introduction schedules, customer relationships, operating results, or financial condition.

The ability to recruit employees, both to replace attrition and to grow our emerging businesses, may be a significant challenge due to the increasingly competitive marketplace for needed skills. Recruiting and retaining skilled personnel, including engineers, continues to be highly competitive. There has been a dramatic increase of technology start-up companies recruiting for the same talent that we require. In addition, at certain locations where we operate, including the Silicon Valley area, the cost of living is extremely high and it may be difficult to attract and retain quality people at a reasonable cost. If we cannot successfully recruit and retain skilled personnel, our ability to compete may be adversely affected. In addition, we must carefully balance the growth in our employee base commensurate with our anticipated sales growth. If our sales growth or attrition levels vary significantly, our results of operations or financial condition could be adversely affected.

RELIANCE ON DISTRIBUTORS, RESELLERS, PC OEMS AND SERVICE PROVIDERS

We distribute many of our products through two-tiered distribution channels that include distributors, systems integrators, value-added resellers, and retailers. We also sell to PC Original Equipment Manufacturers (OEMs), large enterprises and service providers. Under our new strategic focus, we will increase our commitment to and become increasingly reliant upon our two-tiered distribution model as well as sales to OEMs. Our future results and financial condition are partially dependent on a number of factors relating to this distribution model, including the impact of our business realignment, issues associated with competition among and within our channels, selling to PC OEMs, and channel inventory and customer concentration.

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

RELIANCE ON A SMALL NUMBER OF DISTRIBUTORS. Significant portions of our sales are made to a few customers. For the first quarter of fiscal year 2001, Ingram Micro represented approximately 17 percent of our total sales and Tech Data represented approximately 11 percent of our total sales. Ingram Micro and Tech Data are both distributors primarily of our commercial and consumer networking products. We cannot be certain that these customers will continue to purchase our products at current levels. Additionally, consolidation among distributors is reducing the number of distributors in the North American market. Because our sales are becoming more concentrated among a smaller number of customers, our results of operations, financial condition, or market share could be adversely affected if our customers:

     - stop purchasing our products or focus more on selling our competitors' products;
     -    reduce, delay, or cancel their orders;
     - become unable to sell our products because we do not ship the products to them in a timely manner; or
     - experience competitive, operational, or financial difficulties, impairing our ability to collect payments from them.

PC OEMS. PC-related networking products such as Network Interface Cards (NICs) and PC cards are increasingly being sold through the PC OEM channel rather than the distribution channel. We derive a significant portion of our personal connectivity product sales from PC OEMs such as Dell Computer, Toshiba, Gateway, Hewlett-Packard, and IBM, all of whom are manufacturers that incorporate our NICs, PC cards, or chipsets into their products. While sales to PC OEMs are important, products sold through the PC OEM channel typically have lower average selling prices than those sold through other channels. Therefore, our sales and margins may be adversely impacted if sales to PC OEMs continue to become a larger percentage of our business.

SERVICE PROVIDERS. Customers in our carrier market include incumbent local exchange carriers (ILECs); interexchange carriers (IXCs); post, telephone and telegraph administrations (PTTs); competitive local exchange carriers (CLECs); Internet service providers (ISPs) and other alternative service providers. The recent market slowdown in the telecom industry has adversely impacted us. For example, during the quarter ended December 1, 2000, several Tier 1 service providers announced reorganizations which we believe created disruptions in our purchasing cycles. A continued slowdown could have a material adverse effect on our sales and financial results. In addition, our Tier 2 and Tier 3 service providers have recently experienced limited access to capital markets, which we believe has had an adverse impact on the demand for our products. These market changes may sharply impact the implementation rollout plans of our service provider customers, and create unpredictable demand changes for the customer premises equipment (CPE) which we sell to end-users through service provider channels.

E-BUSINESS/WEB-ENABLEMENT INITIATIVE

A key initiative for us is to drive broad web-enablement of sales, supply chain, and internal processes. We are continuing to build in-house capabilities to sell directly to end-user customers (B2C) and distribution partners (B2B) over the Internet (e-Business). This e-Business initiative could cause conflict with our current indirect channels of distribution. If we are unsuccessful in selling through our e-Business channel, we could also lose market share to competitors who have more successfully developed these capabilities. These changes in the pattern of distribution of networking products could have a material adverse effect on our sales and financial results.

We have also invested substantial time and resources into deploying the web as the primary medium and platform for internal applications and processes across 3Com. This involves redesigning some of our core business processes, including forecasting, supply chain operations, and order fulfillment. Implementing this initiative will require enhanced information systems, substantial training and disciplined execution. We believe that the successful web-enablement of 3Com is critical to our long-term competitive position. There can be no assurances, however, that this initiative will be implemented successfully or that disruptions in operations will not occur in the process.

CHANGES IN OUR INDUSTRY; ROLE OF ACQUISITIONS

The networking business is highly competitive, and as such, our growth is dependent upon market growth and our ability to enhance existing products and introduce new products on a timely basis. Our new strategic focus on emerging and high-growth product lines mandates that we act quickly and effectively to enter into new markets. One of the ways we will address this need is through acquisitions of and minority equity investments in companies with promising technology and products and/or proven market access and position. For example, the acquisitions of Call Technologies and Nomadic Technologies complement and deepen existing products and technology in the carrier and wireless areas, respectively. The Call Technologies acquisition enhances the service capabilities for our CommWorks-Registered Trademark- architecture and our Total Control-Registered Trademark- multi-service access platform and the Nomadic acquisition extends the wireless solutions for the small office and home office. Our acquisition of Kerbango will allow us to offer consumers a rich Internet experience by providing a complete Internet audio solution for the home and office. In addition, our recently announced acquisition of the Gigabit Ethernet NIC business from Alteon WebSystems (a subsidiary of Nortel Networks) which was completed in December 2000, will provide 3Com with leading Gigabit Ethernet technology and access to an established customer base for such products.

Acquisitions involve numerous risks, including the following:

     - difficulties in integration of the operations, technologies, and products of the acquired companies;
     - the risk of diverting management's attention from normal daily operations of the business;
     - potential difficulties in completing projects associated with purchased in-process research and development;
     - risks of entering markets in which we have limited or no direct prior experience and where competitors in such markets have stronger market positions;
     -    the potential loss of key employees of the acquired company; and
     - an uncertain sales and earnings stream from the acquired entity, which may result in unexpected dilution to our earnings.

Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not have a material adverse affect on our business, operating results, or financial condition. We must also focus on our ability to manage and integrate any such acquisition. Failure to successfully integrate acquired companies could adversely affect our business and operating results.

In general, there have been many mergers and acquisitions in the networking industry in the past several years. There have been mergers between telecommunications equipment providers and networking companies, as well as between networking companies and computer component suppliers. In the last 12 months, we completed a number of acquisitions and our competitors, including Lucent Technologies, Cisco Systems, Nortel Networks, Alcatel, Siemens, and Intel have also engaged in numerous transactions. Future changes in the networking industry may result in more companies with greater resources and stronger competitive positions and products than us. Furthermore, companies may be created that are able to respond more rapidly to market opportunities. Continued changes in our industry may adversely affect our operating results or financial condition.

MANAGEMENT OF STRATEGIC RELATIONSHIPS AND INVESTMENTS

In addition to mergers and acquisitions, technology companies are continually entering into strategic relationships. We currently have strategic relationships with numerous companies including but not limited to the following:

     -    AT&T
     -    Accton Technology
     -    Apropos Technology
     -    Bell Atlantic
     -    Broadcom
     -    CAIS Internet
     -    Copper Mountain Networks
     -    Dell Computer
     -    Extreme Networks
     -    Gateway
     -    Hewlett-Packard
     -    Hitachi
     -    IBM
     -    Inktomi
     -    MSL
     -    marchFIRST (formerly USWeb/CKS)
     -    Microsoft
     -    NatSteel Electronics
     -    Samsung Electronics
     -    SonicWALL
     -    Symbol Technologies

For example, we recently formed a strategic alliance with Broadcom Corporation ("Broadcom") to capitalize on the strengths of each company and accelerate the deployment of Gigabit Ethernet into business networks. We intend to jointly develop new products, cross license technologies, engage in joint sales and marketing activities and enter into a supply chain agreement with Broadcom.

If successful, our strategic relationships with other companies will be mutually beneficial and will result in industry and market growth. However, these alliances carry an element of risk since, in most cases, we must compete in some business areas with companies with which we have strategic alliances and, at the same time, cooperate with such companies in other business areas. If these companies fail to perform, or if these relationships fail to materialize as expected, we could suffer delays in product or market development or other operational difficulties. Furthermore, our results of operations or financial condition could be adversely impacted if we experience difficulties managing relationships with our partners or if projects with partners are unsuccessful. In addition, if our competitors enter into successful strategic relationships, the competition that we face may increase.

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

COMPETITION AND PRICING PRESSURE

We participate in a highly volatile industry characterized by vigorous competition for market share as well as rapid product and technology development and maturation. Our competition comes from both small to medium sized companies and start-up companies that have a narrow product or technology focus, and from well-capitalized computer systems, data communications and telecommunications companies that compete across a broad spectrum of networking technologies. The larger, well-established competitors include Intel, Lucent, Nortel, Cisco, Alcatel, Siemens, and Hewlett-Packard. Some of the smaller or more narrowly focused competitors in our industry, along with new start-ups include Com21, Clarent, Efficient Networks, NETGEAR, Redback Networks, Juniper Networks, Sonus Networks, Terayon, VocalTec, Xircom and D-Link Systems.

Our industry continues to undergo rapid change resulting in new competitors who may have greater financial, marketing, and technical resources than we do or who may have a greater competitive edge due to technology innovation. For example, technology innovations are driving the convergence of voice, video, and data traffic onto a single network infrastructure, resulting in new entrants into the market with whom we may compete.

In addition, both we and our competitors sometimes lower sales prices in order to gain market share or create more demand. For example, we have recently experienced pricing pressure in the market for our broadband modem products, our workgroup systems products, and our more mature carrier products. With the recent disruption in the telecom sector coupled with more broad macro-economic factors, both we and our competitors may pursue more aggressive pricing strategies in an effort to maintain sales levels. Intense pricing competition in our industry may adversely affect our business, operating results, or financial condition.

We are also selling products into new markets where we may compete with different companies than in the past. This is especially true in our high-growth emerging markets such as the wireless, IP telephony, home networking and broadband markets. Our principal competitors in these emerging markets include both traditional competitors such as Intel, Xircom, Cisco, Lucent, Alcatel and Motorola, as well as new competitors such as Com21, Clarent, Efficient Networks, NETGEAR, Redback Networks, Juniper Networks, Sonus Networks, Terayon, Toshiba, and VocalTec. Internationally, we may experience more localized competition where penetration into emerging markets has been high and presents attractive opportunities for local ventures.

These competitors may be able to respond more rapidly than we may to new or emerging technologies, changing market dynamics or changes in customer requirements. In addition, we expect intense price competition in these new markets since manufacturers may set low product prices to increase technology and product acceptance and adoption. We expect that these products, especially in the consumer and retail-oriented product lines such as home networking and internet appliances, will be very price sensitive and therefore our sales of these products and gross margins on these products may be adversely affected by competitive pressures. Our failure to compete successfully against current or future competitors could harm our business, operating results, or financial condition.

Semiconductor manufacturers, such as Intel, are increasingly integrating more NIC and modem functionality onto a single chip on the motherboard. This trend may offer PC OEMs and other networking customers bundled solutions that, in aggregate, are less costly alternatives to our solutions. If integration of networking and computer processing functionality on a reduced number of components increases, our future sales growth and profitability could be adversely affected. Furthermore, some of these semiconductor manufacturers may be our current suppliers of components; therefore, we may be competing directly with our vendors in certain future situations.

UNCERTAINTIES OF INTERNATIONAL MARKETS

We operate internationally and expect that international markets will continue to account for a significant percentage of our sales. Some international markets are characterized by economic and political instability and currency fluctuations that can adversely affect our operating results or financial condition. For example, the recent decline in the value of the Euro may reduce end-user purchasing power in Europe, and may adversely affect our sales in European countries. Unforeseen conditions and events will positively or negatively impact the level of international sales in different regions. For example, high oil prices and increased transportation costs may adversely impact shipments to certain markets and the admission of China to the World Trade Organization and granting of Permanent Normalized Trade Relations status may stimulate sales to China. Should international regions experience economic or political instability, our results of operations may be adversely affected.

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


TRANSFER OF ANALOG-ONLY MODEM PRODUCT LINE

On September 2, 2000 we completed the transfer of our analog-only modem product lines to U.S. Robotics Corporation ("New USR"), the corporation formed with our partners Accton Technology and NatSteel Electronics. 3Com holds a minority equity position in New USR. We entered into transitional service agreements with New USR in the areas of information technology systems, supply chain management, buildings and services, and certain treasury/finance functions. We began such services prior to the transfer and will continue such services for a period of up to one year afterwards. If we do not satisfactorily perform our obligations under these agreements we may be held liable for any resulting losses.

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

In recent years, we have experienced fluctuations in our quarterly results due to some of the factors listed above. For example, the recent market slowdown in the Telecom industry has adversely impacted us. These factors, and accompanying fluctuations in periodic operating results, could have a significant adverse impact on our sales and financial results as well as the market price of our common stock.

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

Tentative conclusions of the FASB will prohibit the use of pooling-of-interests and will establish new accounting standards and financial presentation for intangible assets resulting from business combinations. The FASB expects to issue a final standard by the first quarter of calendar year 2001. The final standard is not expected to address accounting for in-process research and development costs. Changes to the current accounting rules for business combinations and intangible assets will not preclude mergers or acquisitions but may increase the earnings dilution associated with future transactions.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

3Com holds a substantial portfolio of marketable-equity traded securities that have a short trading history and are highly subject to market price volatility. Equity security price fluctuations of plus or minus 15 percent would have a $46.2 million impact on the value of these securities as of the end of the second quarter of fiscal 2000. Equity security price fluctuations of plus or minus 50 percent would have a $153.9 million impact on the value of these securities as of the end of the second quarter of fiscal 2000.

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

         SECURITIES LITIGATION

         On March 24 and May 5, 1997, securities class action lawsuits, captioned HIRSCH V. 3COM CORPORATION, ET AL., Civil Action No. CV764977 (HIRSCH), and KRAVITZ V. 3COM CORPORATION, ET AL., Civil Action No. CV765962 (KRAVITZ), respectively, were filed against 3Com and certain of its officers and directors in the California Superior Court, Santa Clara County. The complaints allege violations of Sections 25400 and 25500 of the California Corporations Code and seek unspecified damages on behalf of a class of purchasers of 3Com common stock during the period from September 24, 1996 through February 10, 1997. In late 1999, these cases were stayed by the Court, pending resolution of proceedings in the EUREDJIAN V. 3COM CORPORATION matter, discussed below. Because the EUREDJIAN case has been dismissed, the HIRSCH and KRAVITZ cases are no longer stayed. They are in discovery. The trial is scheduled to begin February 26, 2001. In recent court filings, plaintiffs have stated that they will seek hundreds of millions of dollars in damages.

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

         On November 3, 2000, 3Com announced that it had reached a settlement of the REIVER and ADLER cases. The settlement amount is $259,000,000, of which $9,000,000 will be recovered from insurance. Accordingly, 3Com recorded a litigation charge of $250,000,000 during the three months ended December 1, 2000. The Court has preliminarily approved the settlement and scheduled a hearing for final approval on February 23, 2001.

         On May 11, 1999, a securities class action, captioned GAYLINN V. 3COM CORPORATION, ET AL., Civil Action No. C-99-2185 MMC (GAYLINN), was filed against 3Com and several of its present and former officers and directors in United States District Court for the Northern District of California. Several similar actions have been consolidated into the GAYLINN action. On September 10, 1999, the plaintiffs filed a consolidated complaint which alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class of purchasers of 3Com common stock during the period from September 22, 1998 through March 2, 1999. In January 2000, the Court dismissed the complaint. In February 2000, plaintiffs filed an amended complaint. In June 2000, the Court dismissed the amended complaint without prejudice. Plaintiffs filed another amended complaint. On July 24, 2000, the Company filed a motion to dismiss the latest amended complaint. In September 2000, the Court dismissed the amended complaint with prejudice. Plaintiffs have appealed.

         In December 2000, an action entitled SHAEV V. CLAFLIN, ET AL., was filed in the California Superior Court, Santa Clara County, Case No. CV794039. The case purports to be a derivative and class action against directors and officers of 3Com. The complaint alleges that the Company's directors and officers breached duties by adjusting the number of stock options held by 3Com employees at the time 3Com distributed the Palm stock to shareholders in July 2000. No response has been filed to the complaint to date.

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

         On May 26, 2000, 3Com Corporation filed suit against Xircom, Inc. in the United States District Court for the District of Utah, Civil Action No. 2:00-CV-0436C alleging infringement of U.S. Patents Nos. 6,012,953, 5,532,898, 5,696,660, 5,777,836 and 6,146,209, accusing Xircom of infringement of one or more of the claims of the patents-in-suit by reason of the manufacture, sale, and use of the Real Port and Real Port 2 families of PC Cards, as well as a number of Xircom's Type II PC Modem Cards. Xircom has counter-claimed for a declaratory judgment that the asserted claims of the patents-in-suit are invalid and / or not infringed. This case is currently in the discovery phase.

         On September 21, 2000, Xircom, Inc. filed an action against 3Com Corporation ("3Com") in the United States District Court for the Central District of California, Civil Action No. Case No.: 00-10198 MRP, accusing 3Com of infringement of U.S. Patents Nos. 5,773,332, 5,940,275, 6,115,257 and 6,095,851, accusing 3Com of infringement by reason of the manufacture, sale, and use of the 3COM 10/100 LAN+Modem CardBus Type III PC Card, the 3COM 10/100 LAN CardBus Type III PC Card, the 3COM Megahertz 10/100 LAN CardBus PC Card, the 3COM Megahertz 10/100 LAN+56K Global Modem CardBus PC Card and the 3COM Megahertz 56K Global GSM and Cellular Modem PC Card. 3Com has counter-claimed for declaratory judgment that the asserted claims of the patents-in-suit are not infringed and/or invalid and that certain claims of the 5,940,275 patent are unenforceable. This case is in the discovery phase. On December 22, 2000, Xircom filed a motion for preliminary injunction seeking to enjoin 3Com from the continued manufacture and sale of its Type III PC card products. The motion is currently scheduled for hearing on January 29, 2001.

         On September 25, 2000, Northrop Grumman Corporation filed suit against Intel Corporation, 3Com Corporation, Xircom, Inc., D-Link Systems, Inc. and The Linksys Group, Inc. in the United States District Court for the Eastern District of Texas, Beaumont Division, Civil Action No. 1:00-CV-652, accusing 3Com and the other defendants of infringement of U.S. Patent No. 4,453,229, issued on June 5, 1984. The complaint asserts infringement by 3Com and the other defendants by reason of the manufacture and sale of network interface cards and other devices capable of interfacing an Ethernet bi-phase serial bus to a parallel bus, such as may be found in personal computers or other devices. 3Com has filed a motion to transfer the case from Texas to the Northern or Central District of California. This case is in the discovery phase.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          (a)  None.

          (b)  None.

          (c) On December 11, 2000, 3Com issued a warrant to purchase 7,100,000 shares of Common Stock at $9.31 per share (the "Warrant") in a private transaction. Broadcom Corporation, the purchaser, paid for the Warrant by issuance of a full recourse promissory note in the principal amount of $21,051,500. The transaction was exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended.

          (d)  None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a)  The Annual Meeting of Shareholders was held on September 28,
               2000.

          (b) Each of the persons named in the Proxy Statement as a nominee for director was elected and the proposals listed below were approved with the exception of proposal IV which was voted against. The following are the voting results of the proposals:

              Proposal I                                     For                Withheld          Broker Non-Votes
              ----------                                     ---                --------          ----------------
              Election of Directors:

              Eric Benhamou                              309,232,413            1,930,775                 0
              James E. Cowie                             309,416,464            1,746,723                 0
              Phillip Kantz                              309,438,225            1,724,963                 0
              James Long                                 309,474,517            1,688,671                 0
              Jan Peters                                 309,452,290            1,710,898                 0

              Proposal II                           For                 Against           Abstain     Broker Non-Votes
              -----------                           ---                 -------           -------     ----------------
              To approve an increase in the share
              Reserve under the Company's 1984
              Employee Stock Purchase Plan by
              9,200,000 shares:                      302,831,005       7,486,543          845,640             0

              Proposal III                          For                 Against           Abstain     Broker Non-Votes
              ------------                          ---                 -------           -------     ----------------
              To ratify the appointment of Deloitte
              & Touche LLP as the Company's
              independent public accountants for
              the fiscal year ending June 1, 2001:   310,041,362        751,055           370,770             0

              Proposal IV                           For                 Against           Abstain     Broker Non-Votes
              -----------                           ---                 -------           -------     ----------------
              To approve a stockholder proposal
              Regarding US business practices
              for human rights of workers in
              China:                                 22,151,181       142,117,053       18,426,807            0

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


          10.8      1994 Stock Option Plan, as amended (14)*
          10.9      Lease Agreement between BNP Leasing Corporation, as
                    Landlord, and 3Com Corporation, as Tenant, effective as of
                    November 20, 1996 (Exhibit 10.37 to Form 10-Q) (8)
          10.10     Purchase Agreement between BNP Leasing Corporation, and 3Com
                    Corporation, effective as of November 20, 1996 (Exhibit
                    10.38 to Form 10-Q) (8)
          10.11     Agreement and Plan of Reorganization among 3Com Corporation,
                    OnStream Acquisition Corporation and OnStream Networks, Inc.
                    dated as of October 5, 1996 (Exhibit 2.1 to Form S-4) (7)
          10.12     Lease Agreement between BNP Leasing Corporation, as
                    Landlord, and 3Com Corporation, as Tenant, effective as of
                    February 3, 1997 for the Combined Great America Headquarters
                    site (Exhibit 10.19 to Form 10-Q) (10)
          10.13     Purchase Agreement between BNP Leasing Corporation, and 3Com
                    Corporation, effective as of February 3, 1997 for the
                    Combined Great America Headquarters site (Exhibit 10.20 to
                    Form 10-Q) (10)
          10.14     Credit Agreement dated as of December 20, 1996 among 3Com
                    Corporation, Bank of America National Trust and Savings
                    Association, as Agent, and the Other Financial Institutions
                    Party Hereto Arranged by BA Securities, Inc. (Exhibit 10.21
                    to Form 10-Q) (10)
          10.15     Amended and Restated Agreement and Plan of Merger by and
                    among 3Com Corporation, TR Acquisitions Corporation, 3Com
                    (Delaware) Corporation, and U.S. Robotics Corporation, dated as of February 26, 1997 and amended as of March 14, 1997 (9)
          10.16     Lease Agreement between BNP Leasing Corporation, as
                    Landlord, and 3Com Corporation, as Tenant, effective as of
                    July 25, 1997 for the Great America Phase III (PAL) site
                    (11)
          10.17     Purchase Agreement between BNP Leasing Corporation and 3Com
                    Corporation, effective as of July 25, 1997 for the Great
                    America Phase III (PAL) site (11)
          10.18     Lease Agreement between BNP Leasing Corporation, as
                    Landlord, and 3Com Corporation, as Tenant, effective as of
                    July 29, 1997 for the Marlborough site (11)
          10.19     Purchase agreement between BNP Leasing Corporation and 3Com
                    Corporation, effective as of July 29, 1997 for the
                    Marlborough site (11)
          10.20     Lease Agreement between BNP Leasing Corporation, as
                    Landlord, and 3Com Corporation, as Tenant, effective as of
                    August 11, 1997 for the Rolling Meadows site (11)
          10.21     Purchase Agreement between BNP Leasing Corporation, and 3Com
                    Corporation, effective as of August 11, 1997 for the Rolling
                    Meadows site (11)
          10.22     First Amendment to Credit Agreement (11)
          10.23     Form of Management Retention Agreement, effective as of June
                    2, 1999, with attached list of parties.* (16)
          10.24     Form of Management Retention Agreement, with attached list of parties and effective dates.* (16)
          10.25     Agreement for Purchase and Sale of Land at Highway 237 and
                    North First Street, San Jose, California entered into as of
                    May 22, 2000 by and between the registrant and Palm, Inc. (17)
          10.26     Employment Agreement with Bruce Claflin, effective as of
                    January 1, 2001.*

-------------------------------------------------------------------------------

     *    Indicates a management contract or compensatory plan.

     (1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement on Form S-1 filed on January 25, 1984 (File No. 2-89045)
     (2) Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form S-4 filed on August 31, 1987 (File No. 33-16850)
     (3) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 10, 1992 (File No. 0-12867)
     (4) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 13, 1995 (File No. 0-12867)
     (5) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on May 16, 1995 (File No. 0-19550)
     (6) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 15, 1996 (File No. 0-12867)
     (7) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Registration Statement on Form S-4 filed on October 11, 1996 (File No. 333-13993)
     (8) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 13, 1997 (File No. 0-12867)
     (9) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Registration Statement on Form S-4 filed on March 17, 1997 (File No. 333-23465)
     (10) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on April 11, 1997 (File No. 0-12867)
     (11) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on October 14, 1997 (File No. 0-12867)
     (12) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 11, 1999 (File No. 0-12867)
     (13) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 17, 1999 (File No. 0-12867)
     (14) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on October 8, 1999 (File No. 0-12867)
     (15) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on April 4, 2000 (File No. 0-12867)
     (16) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 17, 2000 (File No. 0-12867)
     (17) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on October 13, 2000 (File No. 0-12867)


(b)  Reports on Form 8-K

                      None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     3Com Corporation
                                                     (Registrant)



Dated:     January 16, 2001              By: /s/ Michael E. Rescoe
       ------------------------             --------------------------
                                              Michael E. Rescoe
                                              Senior Vice President, Finance and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)