Form 10-Q
period 2001-03-02
3COM CORP
filed 2001-04-09
CIK 738076

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 2, 2001 Commission File No. 0-12867

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

3Com Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2605794 (I.R.S. Employer Identification No.)
5400 Bayfront Plaza Santa Clara, California (Address of principal executive offices)	95052 (Zip Code)

Registrant's telephone number, including area code: (408) 326-5000

Former name, former address and former fiscal year, if changed since last report: N/A

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

As of March 30, 2001, 338,185,068 shares of the Registrant's Common Stock were outstanding.

This report contains a total of 44 pages of which this page is number 1.

3Com Corporation
Table of Contents

3Com, AirConnect, CommWorks, Megahertz and SuperStack are registered trademarks of 3Com Corporation or its subsidiaries. Kerbango is a trademark of 3Com Corporation or its subsidiaries. U.S. Robotics is a registered trademark of U.S. Robotics Corporation.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

3Com Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 2, 2001	February 25, 2000	March 2, 2001	February 25, 2000
Sales	$629,586	$1,142,965	$2,352,848	$3,570,258
Cost of sales	559,460	625,917	1,650,597	1,909,054

Gross margin	70,126	517,048	702,251	1,661,204

Operating expenses:
Sales and marketing	196,219	228,296	650,649	704,340
Research and development	140,655	149,448	425,922	442,448
General and administrative	44,981	55,123	148,139	159,631
Amortization of goodwill and acquired intangibles	16,547	5,985	35,292	15,933
Purchased in-process technology	22,557	2,896	60,221	2,896
Merger-related credits, net	(403)	—	(728)	(2,105)
Restructuring charges	23,133	2,592	42,729	4,696

Total operating expenses	443,689	444,340	1,362,224	1,327,839

Operating income (loss)	(373,563)	72,708	(659,973)	333,365
Gain on sale of land and facilities, net	4,475	25,483	178,844	25,483
Gain (loss) on investments, net	(44,299)	654,922	(44,501)	749,795
Litigation settlement	—	—	(250,000)	—
Interest and other income, net	33,057	26,819	122,245	62,725

Income (loss) from continuing operations before income taxes and equity interests	(380,330)	779,932	(653,385)	1,171,368
Income tax provision (benefit)	(134,287)	287,145	(202,551)	393,900
Other interests in loss of consolidated joint venture	—	—	—	(1,028)
Equity interest in loss of unconsolidated investee	—	2,628	1,352	3,574

Net income (loss) from continuing operations	(246,043)	490,159	(452,186)	774,922
Net income from discontinued operations	—	16,155	4,537	46,208

Net income (loss)	$(246,043)	$506,314	$(447,649)	$821,130

Net income (loss) per share:
Basic:
Continuing operations	$(0.72)	$1.42	$(1.30)	$2.23
Discontinued operations	—	0.04	0.01	0.13

	$(0.72)	$1.46	$(1.29)	$2.36

Diluted:
Continuing operations	$(0.72)	$1.36	$(1.30)	$2.18
Discontinued operations	—	0.04	0.01	0.13

	$(0.72)	$1.40	$(1.29)	$2.31

Shares used in computing per share amounts:
Basic	339,933	345,706	346,455	347,279
Diluted	339,933	360,600	346,455	355,764

See notes to condensed consolidated financial statements.

3Com Corporation
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	March 2, 2001	June 2, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$785,750	$1,700,420
Short-term investments	1,060,794	1,369,520
Accounts receivable, net	390,280	355,540
Inventories, net	275,676	234,812
Deferred income taxes	170,048	—
Investments and other	394,220	655,772
Net assets of discontinued operations	—	1,058,237

Total current assets	3,076,768	5,374,301
Property and equipment, net	680,295	756,954
Goodwill, intangibles, deposits and other assets	422,574	361,699

Total assets	$4,179,637	$6,492,954

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$330,283	$319,739
Accrued liabilities and other	521,078	651,074
Income taxes payable	—	169,887
Deferred income taxes	—	27,317
Current portion of long-term debt	2,254	14,459

Total current liabilities	853,615	1,182,476
Long-term debt	2,595	14,740
Deferred income taxes	64,791	71,336
Other long-term obligations	8,125	7,377
Equity interest in consolidated entity	—	1,173,961
Stockholders' equity:
Preferred stock, $.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 990,000 shares authorized; shares issued: 365,738 and 365,825, respectively	2,365,647	2,101,242
Treasury stock, at cost, 26,339 and 12,371 shares, respectively	(417,100)	(312,428)
Notes receivable from sale of warrants	(21,052)	—
Unamortized stock-based compensation	(27,215)	(6,450)
Retained earnings	1,309,998	1,982,079
Accumulated other comprehensive income	40,233	278,621

Total stockholders' equity	3,250,511	4,043,064

Total liabilities and stockholders' equity	$4,179,637	$6,492,954

See notes to condensed consolidated financial statements.

3Com Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	March 2, 2001	February 25, 2000
Cash flows from operating activities:
Net income (loss) from continuing operations	$(452,186)	$774,922
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	197,774	222,305
(Gain) loss on disposal of fixed assets	(168,800)	41,084
(Gain) loss on investments, net	44,501	(749,795)
Deferred income taxes	(44,494)	133,278
Merger-related credits, net	(728)	(2,105)
Purchased in-process technology	60,221	2,896
Other interests in loss of consolidated joint venture	—	(1,028)
Equity in loss of unconsolidated investee	1,352	3,574
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	(21,042)	227,396
Inventories	(37,100)	45,344
Investments and other assets	(131,558)	(133,778)
Accounts payable	8,605	161,668
Accrued liabilities and other	(131,336)	52,117
Income taxes payable	(132,378)	277,419

Net cash provided by (used in) operating activities	(807,169)	1,055,297

Cash flows from investing activities:
Purchase of short-term investments	(624,641)	(785,212)
Purchase of equity investments	(96,253)	(32,788)
Proceeds from maturities of short-term investments	954,963	277,717
Proceeds from sales of equity investments	103,390	720,454
Purchase of property and equipment	(162,418)	(224,326)
Proceeds from sale of property and equipment	258,020	91,790
Businesses acquired in purchase transactions, net of cash received	(197,712)	(19,025)
Other, net	4,304	(300)

Net cash provided by investing activities	239,653	28,310

Cash flows from financing activities:
Issuance of common stock	224,500	228,853
Repurchase of common stock	(577,759)	(540,780)
Repayments of long-term borrowings	(24,349)	(11,195)
Issuance of debt	—	2,499
Other, net	163	654

Net cash used in financing activities	(377,445)	(319,969)

Net cash provided by discontinued operations	30,291	57,089
Increase (decrease) in cash and equivalents	(914,670)	820,727
Cash and equivalents, beginning of period	1,700,420	951,771

Cash and equivalents, end of period	$785,750	$1,772,498

See notes to condensed consolidated financial statements.

3Com Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by 3Com Corporation ("3Com"), pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of 3Com's financial position as of March 2, 2001, results of operations for the three and nine months ended March 2, 2001 and February 25, 2000, and cash flows for the nine months ended March 2, 2001 and February 25, 2000. Certain amounts from the prior period have been reclassified to conform to the current period presentation. Such reclassifications had no effect on net income as previously reported.

3Com uses a 52 or 53 week fiscal year ending on the Friday nearest to May 31. Accordingly, fiscal 2001 will end on June 1, 2001, resulting in a 52-week fiscal year, compared to 53 weeks in fiscal 2000. The results of operations for the three and nine months ended March 2, 2001 may not be indicative of the results to be expected for the fiscal year ending June 1, 2001. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in 3Com's Annual Report on Form 10-K for the fiscal year ended June 2, 2000.

Revenue Recognition

3Com generally recognizes a sale when the product has been shipped, risk of loss has passed to the customer, and collection of the resulting receivable is probable. 3Com accrues related product return reserves, warranty, other post-contract support obligations, and royalty expenses at the time of sale. A limited warranty is provided on 3Com® products for periods ranging from 90 days to the lifetime of the product, depending upon the product. Service and maintenance sales are recognized over the contract term. 3Com provides limited product return and price protection rights to certain distributors and resellers. Product return rights are generally limited to a percentage of sales over a one to three month period.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The guidance in SAB 101 must be adopted during our fourth quarter of fiscal 2001 and the effects, if any, are required to be recorded through a retroactive, cumulative-effect adjustment as of the beginning of the fiscal year, with a restatement of all prior interim quarters in the year. At this time management does not expect the adoption of SAB 101 to have a material effect on 3Com's results of operations or financial position.

2.  Discontinued Operations

On September 13, 1999, 3Com announced a plan to conduct an initial public offering ("IPO") of its Palm, Inc. ("Palm") subsidiary. On March 2, 2000, 3Com sold 4.7% of Palm's stock to the public and 1.0% of Palm's stock in private placements, resulting in net proceeds of $1.2 billion, which were retained by Palm. On May 8, 2000, 3Com's Board of Directors declared a special dividend of 3Com's remaining interest in Palm to 3Com's shareholders of record on July 27, 2000. On July 27, 2000, 3Com distributed its Palm common stock to 3Com shareholders. The distribution ratio was 1.4832 shares of Palm for each outstanding share of 3Com common stock. No gain was recorded as a result of these transactions. The decrease in the intrinsic value of 3Com's employee stock plans attributable to the distribution of Palm was restored in accordance with the methodology set forth in FASB Emerging Issues Task Force Issue 90-9, "Changes to Fixed Employee Stock Option Plans as a Result of Equity Restructuring." Prior to the Palm distribution, there were approximately 35 million employee options outstanding. As a result of the Palm distribution, these converted to approximately 169 million employee options outstanding, of which approximately 60 million were vested and immediately exercisable. As of March 2, 2001, 158.2 million employee options were outstanding.

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

3.  Restructuring Charges

During fiscal 2000 and continuing through the nine months ended March 2, 2001, 3Com undertook several initiatives aimed at both changing business strategy as well as improving operational efficiencies. 3Com recorded restructuring charges of $23.1 million and $2.6 million in the three months ended March 2, 2001 and February 25, 2000, respectively, and $42.7 million and $4.7 million in the nine months ended March 2, 2001 and February 25, 2000, respectively.

Exit of the Analog-Only Modem and High-End LAN and WAN Chassis Product Lines

3Com realigned its strategy in the fourth quarter of fiscal 2000 to focus on high-growth markets, technologies, and products. Operations were restructured around two distinct business models: 1) Commercial and Consumer Networks Business and 2) CommWorks. In support of this new strategy, 3Com exited its analog-only modem and high-end Local Area Network (LAN) and Wide Area Network (WAN) chassis product lines and completed the separation of Palm. For the three months ended March 2, 2001, 3Com recorded a net restructuring benefit of $2.9 million, plus an additional $0.1 million credit related to the separation of Palm. The net restructuring benefits relate to revisions of previous estimates of restructuring costs. Components of accrued restructuring charges and changes in accrued amounts related to the restructuring program as of March 2, 2001 were as follows (in thousands):

	Facilities Lease Terminations	Long-term Asset Write-downs	Severance and Outplacement	Other Restructuring Costs	Total
Balance at June 2, 2000	$8,300	$16,494	$34,212	$5,673	$64,679
Provision (benefit)	(3,115)	12,359	(2,847)	3,324	9,721
Deductions	(125)	(15,381)	(15,200)	(6,017)	(36,723)

Balance at September 1, 2000	5,060	13,472	16,165	2,980	37,677
Provision (benefit)	(1,587)	(1,026)	1,364	11,345	10,096
Deductions	(1,666)	(9,165)	(11,927)	(10,106)	(32,864)

Balance at December 1, 2000	1,807	3,281	5,602	4,219	14,909
Provision (benefit)	(958)	(667)	(2,358)	1,097	(2,886)
Deductions	(194)	(1,031)	(1,491)	(2,453)	(5,169)

Balance at March 2, 2001	$655	$1,583	$1,753	$2,863	$6,854

Severance and outplacement costs related to the termination of approximately 2,700 employees. Employee separation costs include severance, medical, and other benefits. Employee groups impacted by the restructuring include personnel involved in corporate services, manufacturing and logistics, product organizations, sales, and customer support. From March 20, 2000 through March 2, 2001 approximately 2,650 employees have completed or were currently in the separation process, resulting in $54.3 million of employee separation payments. Remaining cash expenditures associated with employee separations are estimated to be approximately $1.8 million. Employee separations associated with our announcements made on March 20, 2000 have been substantially completed.

Remaining cash expenditures relating to non-severance restructuring items are estimated to be $3.5 million, related primarily to facility closures and payments to suppliers. Remaining non-cash items to be charged to the restructuring accrual are estimated to be $1.6 million, primarily related to the impairment of capital assets associated with the business activities that have been exited. 3Com has substantially completed its restructuring initiatives in conjunction with the announcements made on March 20, 2000. There can be no assurance that the estimated costs of 3Com's restructuring activities will not change.

Other restructuring costs for the nine months ended March 2, 2001 include the $11.7 million loss on the sale of 3Com's manufacturing and distribution operations to Manufacturers' Services Ltd., ("MSL") during the second quarter of fiscal 2001, partially offset by credits relating to revisions in estimates.

Actions Related to Reduction in Force and Cost Containment Efforts

On December 21, 2000 3Com announced further restructuring activities. Our Commercial and Consumer Networks Business and CommWorks are restructuring their respective operations to enhance the focus and cost effectiveness in serving their respective markets. During the third quarter of fiscal 2001, the following summarizes the expenses related to these activities:

	Facilities Lease Terminations	Long-term Asset Write-downs	Severance and Outplacement	Other Restructuring Costs	Total
Provision	$41	$1,007	$24,390	$643	$26,081
Deductions	—	—	(2,507)	(150)	(2,657)

Balance at March 2, 2001	$41	$1,007	$21,883	$493	$23,424

The total reduction in force is expected to be approximately 1,200 positions including full time regular employees and alternative workforce. Employee separation expenses are comprised of severance pay, outplacement services, medical and other related benefits. Affected employee groups include: corporate services, manufacturing and logistics, product organizations, sales, customer support and administrative positions. Through March 2, 2001 approximately 800 positions have been separated or were currently in the separation process, resulting in $2.5 million of separation payments. Employee separations are expected to be substantially completed by May 2002. Long term asset write-downs include items identified as no longer needed to support ongoing operations for 3Com. Other restructuring costs include payments to suppliers as well as for professional services. As the current restructuring activities continue to develop and definitive plans are established, 3Com expects to incur further expenses in the near future.

4.  Business Combinations

Alteon WebSystems

During the third quarter of fiscal 2001, 3Com acquired the Gigabit Ethernet network interface card (NIC) business of Alteon WebSystems ("Alteon"), a wholly-owned subsidiary of Nortel Networks Corporation ("Nortel"). 3Com purchased the Alteon NIC business and is licensing certain Gigabit Ethernet-related technology and intellectual property from Alteon. The total consideration was $123.1 million, consisting of cash paid to Nortel of $122.1 million, and $1.0 million for direct transaction costs.

Approximately $22.6 million of the aggregate purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use, and accordingly, was charged to operations in the third quarter of fiscal 2001. Net tangible assets acquired were approximately $14.4 million. This purchase resulted in $86 million of goodwill and other intangible assets that are being amortized over an estimated useful life of four years.

Nomadic Technologies, Inc.

During the second quarter of fiscal 2001, 3Com acquired Nomadic Technologies, Inc. ("Nomadic"), a developer of wireless networking products that 3Com plans to incorporate into solutions for small business customers. The total purchase consideration, including $0.2 million of direct transaction costs, was $31.8 million, consisting of cash paid to Nomadic of $23.5 million, issuance of restricted stock with a fair value of $3.8 million and stock options assumed with a fair value of $4.3 million.

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

Kerbango, Inc.

During the first quarter of fiscal 2001, 3Com acquired Kerbango, Inc. ("Kerbango"), developer of the Kerbango™ Internet radio, radio tuning system, and radio web site. The total purchase consideration, including $0.3 million of direct transaction costs, was $73.5 million, consisting of cash paid to Kerbango of $52.2 million, issuance of restricted stock with a fair value of $17.2 million and stock options assumed with a fair value of $3.8 million. In addition, deferred cash payments to founders and certain former employees totaling $7.7 million are contingent upon certain events through July 2002. Accordingly, the effect of the deferred cash payments will be recorded as the contingent events have been satisfied.

For financial reporting purposes, the aggregate purchase price, excluding deferred cash payments, was reduced by the intrinsic value of unvested stock options and restricted stock totaling $20.2 million which was recorded as deferred stock-based compensation and is being amortized over the respective vesting periods. Approximately $29.4 million of the aggregate purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use, and accordingly, was charged to operations in the first quarter of fiscal 2001. Net tangible liabilities acquired, including cash of $0.4 million, were approximately $1.7 million at the acquisition date. This purchase resulted in $25.6 million of goodwill and other intangible assets whose original estimated useful lives were three to five years. As discussed further in Note 15, on March 21, 2001 3Com announced its decision to exit its Internet appliance product lines, which include the Kerbango products.

5.  Sale of Land to Palm

On September 5, 2000, 3Com finalized the sale of a 39-acre parcel of undeveloped land in San Jose, California to Palm for approximately $216 million. 3Com recorded a net gain of $174.4 million related to this sale.

6.  Sale of Manufacturing and Distribution Operations

On September 30, 2000, 3Com finalized the sale of its manufacturing and distribution operations located in Mount Prospect, Illinois to MSL. In this transaction, 3Com received approximately $59 million in cash and 1.5 million shares of common stock of MSL valued at approximately $18 million as of the transaction date. For the next two years, 3Com has committed to purchase a minimum level of manufacturing volume from MSL. (See Note 10). On September 30, 2000, the manufacturing and distribution operations, including approximately 1,200 3Com employees, were transferred to MSL. 3Com incurred a loss of approximately $11.7 million in connection with this sale, which was charged to business restructuring costs.

7.  Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 2, 2001	February 25, 2000	March 2, 2001	February 25, 2000
Net income (loss)	$(246,043)	$506,314	$(447,649)	$821,130
Other comprehensive income (loss):
Change in net unrealized gain (loss) on investments	(60,180)	(202,894)	(238,550)	250,982
Change in accumulated translation adjustments	430	3,021	162	2,821

Total comprehensive income (loss)	$(305,793)	$306,441	$(686,037)	$1,074,933

8.  Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 2, 2001	February 25, 2000	March 2, 2001	February 25, 2000
Net income (loss) from continuing operations	$(246,043)	$490,159	$(452,186)	$774,922
Net income from discontinued operations	—	16,155	4,537	46,208

	$(246,043)	$506,314	$(447,649)	$821,130

Weighted average shares—Basic	339,933	345,706	346,455	347,279
Effect of dilutive securities:
Employee stock options	—	14,564	—	8,203
Restricted stock	—	330	—	282

Weighted average shares—Diluted	339,933	360,600	346,455	355,764

Net income (loss) per share—Basic:
Continuing operations	$(0.72)	$1.42	$(1.30)	$2.23
Discontinued operations	—	0.04	0.01	0.13

	$(0.72)	$1.46	$(1.29)	$2.36

Net income (loss) per share—Diluted:
Continuing operations	$(0.72)	$1.36	$(1.30)	$2.18
Discontinued operations	—	0.04	0.01	0.13

	$(0.72)	$1.40	$(1.29)	$2.31

Employee stock options and restricted stock totaling 12.8 million shares and 38.0 million shares for the three and nine months ended March 2, 2001, respectively, were not included in the diluted weighted average shares calculation as the effects of these securities were antidilutive.

9.  Inventories

Inventories, net, consist of (in thousands):

	March 2, 2001	June 2, 2000
Finished goods	$87,290	$123,290
Work-in-process	56,406	31,863
Raw materials	131,980	79,659

Total inventory	$275,676	$234,812

The increase in raw materials was due to lower manufacturing volumes resulting from the decline in sales during in the nine months ended March 2, 2001 combined with non-cancelable purchase commitments (See Note 10).

10.  Commitments and Contingencies

In conjunction with the sale of the manufacturing and distribution operations to MSL on September 30, 2000, 3Com has committed to purchase a minimum manufacturing volume, excluding the cost of materials, of $31 million per quarter during the first year of the agreement, and $30 million per quarter during the second year of the agreement. During the third quarter of fiscal 2001, 3Com recorded a charge of $29 million for actual and projected shortfalls related to these minimum purchase commitments.

11.  Stock Repurchase and Option Programs

During the fourth quarter of fiscal 2000, the Board of Directors authorized a stock repurchase program in the amount of up to $1.0 billion. Such repurchases may be used to partially offset the issuance of additional shares resulting from employee stock option exercises and the sale of shares under the employee stock purchase plan. The Board has authorized a two-year time limit on the repurchase authorizations. This new program replaces previous authorizations totaling 45 million shares between June 1998 and September 1999. During the three months ended March 2, 2001, 12.9 million shares of common stock, including those purchased through the put option program discussed below, were repurchased for a cumulative purchase price of $128.2 million. During the nine months ended March 2, 2001, 39.5 million shares of common stock were repurchased for a cumulative purchase price of $577.8 million.

In July 2000, 3Com initiated a program of selling put options and purchasing call options on its common stock. These are "European" style options which, in the case of put options, entitle the holders to sell shares of 3Com common stock to 3Com on the expiration dates at specified prices and, in the case of call options, entitle 3Com to purchase its common stock on the expiration dates at specified prices. During the three months ended March 2, 2001, 1.2 million shares of common stock were repurchased through exercised puts for a cumulative purchase price of $19.9 million. As of March 2, 2001, 15.3 million put options were outstanding, at an average price of $15.39 per share, and 12.0 million call options were outstanding, at an average price of $18.29 per share. The put options and call options have expiration dates between April 2001 and August 2002. The option contracts give 3Com the choice of net cash settlement or physical settlement or net settlement in its own shares of common stock. These options are accounted for as permanent equity instruments. The option contracts also contain per share price floors, with a range of 50 percent to 55 percent of the put option prices, whereby a drop in the price of 3Com common stock below such price floor could require accelerated settlement of the put option by 3Com. If accelerated settlement of the put options is required and 3Com elected either net cash settlement or net settlement in its own shares, 3Com would pay an amount in cash or deliver 3Com shares, based on the difference between the put prices and the market price of 3Com's common stock at the settlement dates, or if 3Com elected physical settlement, 3Com would pay an amount in cash equal to the exercise prices for the put options and accordingly would receive the number of 3Com shares subject to the put options.

12.  Arrangements with Broadcom Corporation

Warrants to Purchase Broadcom Common Stock and Purchase Agreement

In July 2000, 3Com entered into a Purchase and Warrant Agreement ("purchase agreement") with Altima Communications, Inc. ("Altima") to purchase certain components through December 2002. The purchase agreement provided for cash penalties to Altima in the event that minimum purchases were not met on a calendar quarter basis. The agreement included a performance warrant issued to 3Com to purchase common stock of Altima, which vested as product purchases were made. Since Altima was subsequently acquired by Broadcom Corporation ("Broadcom"), the warrant to purchase shares of common stock of Altima was replaced by a warrant to purchase 992,000 shares of common stock of Broadcom ("warrant shares"). The fair value of the warrant was fixed at approximately $244 million, since the agreement contained significant disincentives for nonperformance. The effects of warrant shares earned were recorded as a credit to cost of sales as purchases were made, based on the fixed valuation of the warrant of $244 million. In January 2001, 3Com exercised its vested portion of the warrant and received 126,940 shares of Broadcom common stock. The investment in Broadcom common stock is accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Due to the significant decline in the value of the Broadcom common stock, 3Com recorded an other-than-temporary impairment charge of $25.3 million in the third quarter of fiscal 2001. As certain terms of the purchase agreement were not met, 3Com terminated the purchase agreement in February 2001 without penalty. 3Com continues to maintain an ongoing purchase arrangement with Broadcom that does not include a performance warrant.

Note Receivable from Broadcom for Sale of Warrants to Purchase 3Com Common Stock

During the third quarter of fiscal 2001, 3Com announced a strategic alliance with Broadcom Corporation ("Broadcom") to capitalize on each company's strengths and accelerate the deployment of Gigabit Ethernet into business networks. As part of the strategic alliance, 3Com issued to Broadcom a warrant to acquire up to 7.1 million shares of 3Com common stock, representing approximately 2% of 3Com's current outstanding shares. The term of the warrant is from January 1, 2001 through December 4, 2002. The per share exercise price is $9.31 and the purchase price of the warrant is approximately $21 million. Broadcom paid for the warrant by issuance of a full recourse promissory note in the principal amount of approximately $21 million.

13.  Business Segment Information

The following tables display information on 3Com's reportable segments (in thousands):

	Three Months Ended		Nine Months Ended
	March 2, 2001	February 25, 2000	March 2, 2001	February 25, 2000
Sales:
Commercial and Consumer Networks	$552,774	$732,334	$1,863,209	$2,284,038
CommWorks	76,812	150,978	339,416	421,047
Exited Product Lines	—	259,653	150,223	865,173

	$629,586	$1,142,965	$2,352,848	$3,570,258

Contribution Margin:
Commercial and Consumer Networks	$(94,558)	$224,449	$102,151	$767,264
CommWorks	(54,824)	29,070	(50,175)	76,407
Exited Product Lines	—	25,306	(19,500)	95,713

	$(149,382)	$278,825	$32,476	$939,384

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	March 2, 2001	February 25, 2000	March 2, 2001	February 25, 2000
Total contribution margin from operating segments	$(149,382)	$278,825	$32,476	$939,384
Indirect operating expenses(1)	178,894	200,629	590,227	600,532
Purchased in-process technology	22,557	2,896	60,221	2,896
Merger-related credits, net	(403)	—	(728)	(2,105)
Restructuring charges	23,133	2,592	42,729	4,696

Total operating income (loss)	(373,563)	72,708	(659,973)	333,365
Gain on sale of land and facilities, net	4,475	25,483	178,844	25,483
Gain (loss) on investments, net	(44,299)	654,922	(44,501)	749,795
Litigation settlement	—	—	(250,000)	—
Interest and other income, net	33,057	26,819	122,245	62,725

Income (loss) from continuing operations before income taxes and equity interests	$(380,330)	$779,932	$(653,385)	$1,171,368

(1)
Indirect operating expenses include expenses that are not directly attributable to an operating segment, such as field sales, corporate marketing, and general and administrative expenses.

14.  Litigation

We are a party to lawsuits in the normal course of our business. Litigation in general, intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We believe that we have defenses in each of the cases set forth below and are vigorously contesting each of these matters. An unfavorable resolution of one or more of the following lawsuits could adversely affect our business, results of operations, or financial condition.

Securities Litigation

On March 24 and May 5, 1997, securities class action lawsuits, captioned Hirsch v. 3Com Corporation, et al., Civil Action No. CV764977 (Hirsch), and Kravitz v. 3Com Corporation, et al., Civil Action No. CV765962 (Kravitz), respectively, were filed against 3Com and certain of its officers and directors in the California Superior Court, Santa Clara County. The complaints alleged violations of Sections 25400 and 25500 of the California Corporations Code and sought unspecified damages on behalf of a class of purchasers of 3Com common stock during the period from September 24, 1996 through February 10, 1997. In late 1999, these cases were stayed by the Court, pending resolution of proceedings in the Euredjian v. 3Com Corporation matter, discussed below. After Euredjian was dismissed, the Hirsch and Kravitz cases moved forward. On September 28, 2000, Defendants filed a motion for summary judgment. On January 26, 2001, the Court granted the motion. On February 16, 2001, judgment was entered in favor of the defendants. The plaintiffs have agreed not to appeal the decision.

On February 10, 1998, a securities class action, captioned Euredjian v. 3Com Corporation, et al., Civil Action No. C-98-00508CRB (Euredjian), was filed against 3Com and several of its present and former officers and directors in United States District Court for the Northern District of California asserting the same class period and factual allegations as the Hirsch and Kravitz actions. The complaint alleged violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sought unspecified damages. In May 2000, at the request of plaintiffs, the Court dismissed the Euredjian case with prejudice.

In December 1997, a securities class action, captioned Reiver v. 3Com Corporation, et al., Civil Action No. C-97-21083JW (Reiver), was filed in the United States District Court for the Northern District of California. Several similar actions have been consolidated into this action, including Florida State Board of Administration and Teachers Retirement System of Louisiana v. 3Com Corporation, et al., Civil Action No. C-98-1355. On August 17, 1998, the plaintiffs filed a consolidated amended complaint which alleged violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and which sought unspecified damages on behalf of a purported class of purchasers of 3Com common stock during the period from April 23, 1997 through November 5, 1997. In May 2000, 3Com answered the amended complaint. In October 2000, the parties agreed to settle this action and all other related actions, including Adler v. 3Com Corporation, which is discussed below. On February 23, 2001, the Court entered a final judgment approving the settlement.

In October 1998, a securities class action lawsuit, captioned Adler v. 3Com Corporation, et al., Civil Action No. CV777368 (Adler), was filed against 3Com and certain of its officers and directors in the California Superior Court, Santa Clara County, asserting the same class period and factual allegations as the Reiver action. The complaint alleged violations of Sections 25400 and 25500 of the California Corporations Code and sought unspecified damages. The parties agreed to stay this case to allow the Reiver case to proceed. Along with Reiver, this case was settled in October 2000. As part of the settlement, plaintiffs have agreed to dismiss this action with prejudice. The settlement amount was $259 million, of which $9 million was recovered from insurance. Accordingly, 3Com recorded a litigation charge of $250 million in October 2000.

On May 11, 1999, a securities class action, captioned Gaylinn v. 3Com Corporation, et al., Civil Action No. C-99-2185 MMC (Gaylinn), was filed against 3Com and several of its present and former officers and directors in United States District Court for the Northern District of California. Several similar actions have been consolidated into the Gaylinn action. On September 10, 1999, the plaintiffs filed a consolidated complaint which alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class of purchasers of 3Com common stock during the period from September 22, 1998 through March 2, 1999. In January 2000, the Court dismissed the complaint. In February 2000, plaintiffs filed an amended complaint. In June 2000, the Court dismissed the amended complaint without prejudice. Plaintiffs filed another amended complaint. On July 24, 2000, the Company filed a motion to dismiss the latest amended complaint. In September 2000, the Court dismissed the amended complaint with prejudice. Plaintiffs filed a notice of appeal on October 2, 2000. On February 14, 2001, plaintiffs filed a Stipulation of and Request for Dismissal agreeing to dismiss their appeal.

In November 2000, a shareholder derivative and class action, captioned Shaev v. Claflin, et al., No. CV794039, was filed in California Superior Court. The complaint alleges that the Company's directors and officers made misrepresentations and/or omissions and breached their fiduciary duties to the Company in connection with the adjustment of employee and director stock options in connection with the separation of the Company and Palm, Inc. It is unclear whether plaintiff is seeking recovery from 3Com or if the Company is named solely as a nominal defendant, against whom the plaintiff seeks no recovery. The Company and the individual defendants have removed this action to the United States District Court for the Northern District of California, where the action is captioned Shaev v. Claflin, et al., No. CV-01-0009-MJJ.

Intellectual Property

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

Xircom has counter-claimed for a declaratory judgment that the asserted claims of the patents-in-suit are invalid and / or not infringed. This case is currently in the discovery phase. On February 8, 2001, 3Com filed a motion for a preliminary injunction seeking to enjoin Xircom from the continued manufacture and sale of its RealPort and RealPort 2 products. The motion is currently scheduled for hearing on May 14, 2001.

On September 21, 2000, Xircom, Inc. filed an action against 3Com Corporation ("3Com") in the United States District Court for the Central District of California, Civil Action No. Case No.: 00-10198 MRP, accusing 3Com of infringement of U.S. Patents Nos. 5,773,332, 5,940,275, 6,115,257 and 6,095,851, accusing 3Com of infringement by reason of the manufacture, sale, and use of the 3COM 10/100 LAN+Modem CardBus Type III PC Card, the 3COM 10/100 LAN CardBus Type III PC Card, the 3COM Megahertz® 10/100 LAN CardBus PC Card, the 3COM Megahertz 10/100 LAN+56K Global Modem CardBus PC Card and the 3COM Megahertz 56K Global GSM and Cellular Modem PC Card. 3Com has counter-claimed for declaratory judgment that the asserted claims of the patents-in-suit are not infringed and/or invalid and that certain claims of the 5,940,275 patent are unenforceable. This case is in the discovery phase. On December 22, 2000, Xircom filed a motion for preliminary injunction seeking to enjoin 3Com from the continued manufacture and sale of its Type III PC card products. The motion was heard on March 26, 2001.

15.  Subsequent Events

On March 21, 2001, 3Com announced its intention to discontinue its Internet Appliance product lines and substantially reduce the cost structure of its broadband modem business. We are currently assessing the financial impact of these decisions.

During March 2001, 10.1 million put options and the associated call options on 3Com common stock were settled. 3Com elected to net cash settle these contracts. Accordingly, cash settlements totaling $90.6 million were recorded as a charge to retained earnings. It is anticipated that the remaining 5.2 million put options outstanding, and associated call options, will be net cash settled during the fourth quarter of fiscal 2001.

3Com Corporation

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q contains forward-looking statements, including statements about our expectation that adoption of SAB 101 will not have a material effect on our results of operations or financial position, our expectations regarding the restructuring activities of the Commercial and Consumer Networks Business and CommWorks, our expectations regarding the number of positions that will be affected by the reduction in force undertaken as part of our current restructuring initiatives, our expectation that employee separations related to our current restructuring activities will be substantially complete by May 2002, our expectations regarding future expenses associated with our current restructuring activities, our intent to generate $1 billion of ongoing annual savings by the end of fiscal 2002, our intentions of discontinuing our Internet Appliance product lines and substantially reducing the cost structure of our broadband modem business and the associated savings of $250 million per annum that are expected to result from these actions, our intent to improve the use of human, financial and physical assets while simplifying our business structure, product lines and systems and the associated savings of $500 million per annum that are expected to result from these actions, our expectation that our reduction in force and cost containment efforts will generate $250 million per annum in savings, our expectation that we will record restructuring and non-recurring charges over the next two to four fiscal quarters, our anticipation that the outstanding put options and associated call options on 3Com common stock will be net cash settled during our fourth fiscal quarter of 2001, plans to invest a significant portion of financial resources in developing products for emerging growth markets, plans to make investments through 3Com Ventures and expectations related to payments that may be made over the next twelve months with respect to capital calls, the expectation that emerging product lines will grow at a significantly higher rate than the networking industry average, our expectation that emerging product lines will account for a higher percentage of our sales over time, the impact and benefits of the acquisition of the Gigabit Ethernet NIC business from Alteon WebSystems, our belief that our cash and equivalents, short term investments, and cash generated from operations will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months, our expectation that we may increase our commitment to and become increasingly reliant upon our two-tiered distribution model as well as sales to OEMs, our estimate of expenses in connection with the completion of acquired research and development projects, our expectations regarding the role of acquisitions, and our expectations regarding the continuing volatility of our stock price. These statements are subject to certain risks and uncertainties. Some of the factors that could cause future events or results to materially differ from those projected in the forward-looking statements are discussed below.

Strategic Focus

We have structured our operations around two distinct businesses: 1) Commercial and Consumer Networks and 2) CommWorks Corporation ("CommWorks"), a wholly-owned subsidiary focusing on the carrier and service provider market. Our Commercial and Consumer Networks business includes traditional access products (desktop network interface cards (NICs)), advanced access products (gigabit NICs, server NICs, mobile NICs, wireless local area network (LAN) products), LAN/wide area network (WAN) infrastructure products (LAN switches, LAN hubs, Internet access products, network management products), LAN telephony products, services, broadband connections and customer service and support.

CommWorks, which contains our Carrier Networks Business, builds Internet Protocol (IP) networks for carriers and network service providers around the world. These networks allow carriers and service providers to deliver enhanced data and voice services to their end users through analog dial-up, wireless, cable, and digital subscriber line (DSL) access. CommWorks products include enhanced data services (dial-up access (RAS), Virtual Private Networks (VPN), transaction processing, subscriber aggregation) and newer solutions (IP telephony, wireless, cable, and DSL access) and customer service and support.

We announced on December 21, 2000 that both our Commercial and Consumer Networks Business and CommWorks will be restructuring their respective operations to enhance the focus and cost effectiveness in serving their respective markets. On March 21, 2001, we announced further actions which include:

  •
  reducing the cost structure of our broadband cable and DSL modem business,

  •
  discontinuation of our consumer Internet Appliance product lines,

  •
  improving the use of human, financial and physical assets while simplifying our business structure, product lines and systems.

We expect to record restructuring and non-recurring charges over the next two to four fiscal quarters to support the streamlining activities.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in 3Com's condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	March 2, 2001	February 25, 2000	March 2, 2001	February 25, 2000
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	88.9	54.8	70.1	53.5

Gross margin	11.1	45.2	29.9	46.5
Operating expenses:
Sales and marketing	31.2	20.0	27.7	19.7
Research and development	22.3	13.1	18.1	12.4
General and administrative	7.1	4.8	6.3	4.5
Amortization of goodwill and acquired intangibles	2.6	0.5	1.5	0.5
Purchased in-process technology	3.6	0.2	2.5	0.1
Merger-related (credits), net	(0.1)	—	—	(0.1)
Restructuring charges	3.7	0.2	1.8	0.1

Total operating expenses	70.4	38.8	57.9	37.2

Operating income (loss)	(59.3)	6.4	(28.0)	9.3
Gain on sale of land and facilities, net	0.7	2.2	7.6	0.7
Gain (loss) on investments, net	(7.0)	57.3	(1.9)	21.0
Litigation settlement	—	—	(10.6)	—
Interest and other income, net	5.2	2.3	5.2	1.8

Income (loss) before income taxes	(60.4)	68.2	(27.7)	32.8
Income tax provision (benefit)	(21.3)	25.1	(8.6)	11.0
Other interests in loss of consolidated joint venture	—	—	—	—
Equity interest in loss of unconsolidated investee	—	0.2	0.1	0.1

Net income (loss) from continuing operations	(39.1)	42.9	(19.2)	21.7
Net income from discontinued operations	—	1.4	0.2	1.3

Net income (loss)	(39.1)%	44.3%	(19.0)%	23.0%

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Sales

Sales in the third quarter of fiscal 2001 totaled $629.6 million, a decrease of $513.4 million, or 45 percent, compared to the same quarter one year ago, and a decrease of $159.9 million, or 20 percent, sequentially from the second quarter of fiscal 2001. Sales in the first nine months of fiscal 2001 were $2,352.8 million and sales in the first nine months of fiscal 2000 were $3,570.3 million.

Commercial and Consumer Networks. Sales of commercial and consumer networks products in the third quarter of fiscal 2001 decreased 25 percent compared to the same quarter one year ago, and decreased 18 percent sequentially from the second quarter of fiscal 2001. Sales of commercial and consumer network products in the first nine months of fiscal 2001 decreased 18 percent compared to the first nine months of fiscal 2000.

The decline in sales from the same period one year ago was due primarily to disruptions we experienced as we exited our large chassis networking product lines. In addition, we experienced reduced demand stemming largely from weaker industry conditions in the United States and lower average selling prices for our access products due to an increase in the proportion of sales of these products to original equipment manufacturers (OEMs). These declines were partially offset by increased sales of our Gigabit Ethernet and Wireless products. The sequential sales decrease from the second quarter to the third quarter of fiscal 2001 was due primarily to the slowdown in the information technology industry, which was compounded by lower average selling prices for our traditional access products caused by a substantial mix shift to PC OEM's from branded products and significant price erosion for our cable and DSL modem product lines over the quarter. Sales of commercial and consumer network products in the third quarter of fiscal 2001 represented 88 percent of total sales compared to 64 percent in the third quarter of fiscal 2000 and 85 percent in the second quarter of fiscal 2001. Sales of commercial and consumer network products in the first nine months of fiscal 2001 represented 79 percent of total sales compared to 64 percent in the first nine months of fiscal 2000.

CommWorks. Sales of CommWorks products in the third quarter of fiscal 2001 decreased 49 percent compared to the same quarter one year ago and decreased 19 percent sequentially from the second quarter of fiscal 2001. Sales of CommWorks products in the first nine months of fiscal 2001 decreased 19 percent compared to the first nine months of fiscal 2000. The decrease in sales compared to the same period one year ago was due primarily to the slowdown in the telecommunications industry, which resulted in a significant decline in revenues from our RAS products, partially offset by growth of our emerging technology products. The sequential decrease in sales from the second quarter of fiscal 2001 to the third quarter of fiscal 2001 was due primarily to the continuation of the significant slowdown in the telecommunications industry. Sales of CommWorks products in the third quarter of fiscal 2001 represented 12 percent of total sales compared to 13 percent in the third quarter of fiscal 2000 and 12 percent in the second quarter of fiscal 2001. Sales of CommWorks products in the first nine months of fiscal 2001 represented 14 percent of total sales compared to 12 percent of total sales in the first nine months of fiscal 2000.

Exited Product Lines. Sales of exited product lines (analog-only modems and high-end LAN and WAN chassis products) in the third quarter of fiscal 2001 were not significant. Sales in the third quarter of fiscal 2000 were 23 percent of total sales and three percent of total sales in the second quarter of fiscal 2001. The decrease in sales of exited product lines compared to the same period one year ago and sequentially was due to the impact of our business restructuring and change in strategic focus.

Geographic. In the third quarter of fiscal 2001, U.S. sales decreased 51 percent and international sales decreased 40 percent compared to the same period one year ago. The year-over-year decrease in international sales was primarily due to weaker sales in Europe, which reflected a 47 percent decrease.

U.S. sales in the third quarter of fiscal 2001 represented 41 percent of total sales, compared to 46 percent of total sales in the third quarter of fiscal 2000 and 45 percent of total sales in the second quarter of fiscal 2001. These decreases were primarily due to the slowdown of US economy and lower sales to telecommunication carriers and the exit from some core product technology. U.S. sales and international sales decreased by 28 percent and 14 percent, respectively, sequentially from the second quarter of fiscal 2001. In the first nine months of fiscal 2001, U.S. sales and international sales decreased 38 percent and 30 percent, respectively, compared to the first nine months of fiscal 2000. The decrease in international sales was driven primarily by a 39 percent decrease in European sales.

Gross Margin

Gross margin as a percentage of sales was 11 percent in the third quarter of fiscal 2001, compared to 45 percent in the third quarter of fiscal 2000 and 37 percent in the second quarter of fiscal 2001. Gross margin as a percentage of sales was 30 percent and 46 percent for the first nine months of fiscal 2001 and fiscal 2000, respectively. Gross margins for the third quarter of fiscal 2001 include incremental charges of $88.9 million for excess and obsolete inventory attributable primarily to product lines we are exiting and charges for minimum purchase commitments owed to a third party subcontractor. The year-over-year and sequential decrease in the gross margin percentage was also due significantly to a shift in product mix towards our lower margin products, compounded by higher unit costs due to the spreading of fixed manufacturing charges over fewer production units. Intensified pricing pressures in the broadband market also impacted gross margin performance sequentially. Reported gross margins for the third quarter and first nine months of fiscal 2001 include the gross margin benefit of the warrant arrangement described in Note 12 to the condensed consolidated financial statements, that was terminated in the third quarter of fiscal 2001.

Operating Expenses

Operating expenses in the third quarter of fiscal 2001 were $443.7 million, or 70 percent of sales, compared to $444.3 million, or 39 percent of sales in the third quarter of fiscal 2000 and $432.3 million, or 55 percent of sales in the second quarter of fiscal 2001. Operating expenses in the third quarter of fiscal 2001 included amortization of goodwill and acquired intangibles of $16.5 million, purchased in-process technology of $22.6 million, merger-related credits of $0.4 million, and restructuring charges of $23.1 million. Operating expenses in the third quarter of fiscal 2000 included amortization of goodwill and acquired intangibles of $6.0 million, purchased in-process technology of $2.9 million and restructuring charges of $2.6 million. Operating expenses in the second quarter of fiscal 2001 included amortization of goodwill and acquired intangibles of $11.3 million, purchased in-process technology of $8.3 million, merger-related credits of $0.1 million, and restructuring charges of $9.7 million. Operating expenses in the first nine months of fiscal 2001 were $1,362.2 million, or 58 percent, of sales compared to $1,327.8 million or, 37.2 percent, of sales in the first nine months of fiscal 2000. Operating expenses in the first nine months of fiscal 2001 included amortization of goodwill and acquired intangibles of $35.3 million, purchased in-process technology of $60.2 million, merger-related credits of $0.7 million, and restructuring charges of $42.7 million. Operating expenses in the first nine months of fiscal 2000 included amortization of goodwill and acquired intangibles of $15.9 million, merger-related credits of $2.1 million, and restructuring charges of $4.7 million.

Sales and Marketing. Sales and marketing expenses in the third quarter of fiscal 2001 decreased $32.1 million, or 14 percent, compared to the third quarter of fiscal 2000, and increased to 31 percent of total sales for the third quarter of fiscal 2001, compared to 20 percent of total sales for the third quarter of fiscal 2000. Sales and marketing expenses in the third quarter of fiscal 2001 decreased $21.9 million, or 10 percent sequentially, from the second quarter of fiscal 2001, and increased to 31 percent of total sales in the third quarter of fiscal 2001, compared to 28 percent of total sales for the second quarter of fiscal 2001. Sales and marketing expenses in the first nine months of fiscal 2001 decreased $53.7 million, or eight percent, compared to the first nine months of fiscal 2000. The year-over-year decrease was due significantly to lower sales force expenses resulting from the decrease in sales and the exit of product lines associated with our restructuring activities. The sequential decrease from the second quarter to the third quarter of fiscal 2001 was significantly attributable to lower sales force expenses and other cost containment activities.

Research and Development. Research and development expenses in the third quarter of fiscal 2001 decreased $8.8 million, or six percent, compared to the third quarter of fiscal 2000, and increased to 22 percent of sales in the third quarter of fiscal 2001 compared to 13 percent of total sales in the third quarter of fiscal 2000. Research and development expenses in the third quarter of fiscal 2001 increased $1.2 million, or one percent, from the second quarter of fiscal 2001, and increased to 22 percent of total sales in the third quarter of fiscal 2001 compared to 18 percent of total sales in the second quarter of fiscal 2001. Research and development expenses in the first nine months of fiscal 2001 decreased $16.5 million, or four percent, compared to the first nine months of fiscal 2000. As a result of our exit from our analog-only modem and high-end LAN and WAN chassis product lines, we have discontinued our research and development activities for these products. Nevertheless, we are continuing to invest in research and development, placing a strong focus on our targeted emerging growth markets.

General and Administrative. General and administrative expenses in the third quarter of fiscal 2001 decreased $10.1 million, or 18 percent, compared to the third quarter of fiscal 2000, and increased to seven percent of total sales in the third quarter of fiscal 2001 compared to five percent of total sales for the third quarter of fiscal 2000. General and administrative expenses in the third quarter of fiscal 2001 decreased $0.6 million, or one percent, from the second quarter of fiscal 2001, and increased to seven percent of total sales in the third quarter of fiscal 2001 compared to six percent of total sales in the second quarter of fiscal 2001. General and administrative expenses in the first nine months of fiscal 2001 decreased $11.5 million, or seven percent, compared to the first nine months of fiscal 2000. The decrease in general and administrative expenses compared to the same period one year ago was due primarily to decreased consulting costs associated with our restructuring activities and lower employee incentive programs. The sequential decrease from the second quarter to the third quarter of fiscal 2001 in general and administrative expenses was due significantly to cost containment efforts.

Amortization of Goodwill and Acquired Intangibles. Amortization of goodwill and acquired intangibles in the third quarter of fiscal 2001 increased $10.6 million, or 176 percent, compared to the third quarter of fiscal 2000 and increased $5.3 million, or 47 percent, sequentially from the second quarter of fiscal 2001. Amortization of goodwill and acquired intangibles in the first nine months of fiscal 2001 increased $19.3 million, or 122 percent, compared to the first nine months of fiscal 2000. Amortization of goodwill and acquired intangibles includes the amortization of goodwill, assembled workforce, customer relationships, OEM relationships, developed technology and licenses and non-compete agreements acquired in purchase business combinations.

Purchased In-Process Technology. During the third quarter of fiscal 2001, 3Com acquired the Gigabit Ethernet network interface card (NIC) business of Alteon Websystems ("Alteon"), a wholly-owned subsidiary of Nortel Networks Corporation. In connection with this acquisition, 3Com recorded a charge for purchased in-process technology of approximately $22.6 million. During the first quarter of fiscal 2001, 3Com recorded a charge of $29.4 million for purchased in-process technology related to the acquisition of Kerbango, Inc ("Kerbango"). During the second quarter of fiscal 2001, 3Com recorded a charge of $8.3 million for purchased in-process technology related to the acquisition of Nomadic Technologies, Inc. ("Nomadic"). During the third quarter and first nine months of fiscal 2000, 3Com recorded a charge of $2.9 million for purchased in-process technology related to LANSource Technologies, Inc. As of the acquisition dates, purchased in-process technology was approximately 70% complete for Alteon projects and 75% complete for both Kerbango and Nomadic projects. We are continuing development of six projects, and have spent approximately $0.3 million, $4.8 million and

$0.4 million on Alteon, Kerbango and Nomadic projects, respectively, as of March 2, 2001. At the end of the third quarter of fiscal 2001, purchased in-process technology was approximately 80%, 100% and 84% complete for Alteon, Kerbango and Nomadic projects, respectively. As of March 2, 2001, we estimate that approximately $0.7 million will be spent to complete acquired research and development projects related to Alteon and Nomadic. We estimate that all projects currently in process will be completed by June 2001.

Merger-Related Credits. In the third quarter of fiscal 2001, we recorded a net pre-tax credit of $0.4 million, compared to no merger related charges or credits in the third quarter of fiscal 2000, and a net pre-tax credit of $0.1 million in the second quarter of fiscal 2001. During the first nine months of fiscal 2001, we recorded a net pre-tax credit of approximately $0.7 million. During the first nine months of fiscal 2000, we recorded a net pre-tax credit of approximately $2.1 million. The amounts related to reductions in the estimates for remaining charges associated with the U.S. Robotics merger.

Restructuring Charges. Restructuring charges in the third quarter of fiscal 2001 were $23.1 million and primarily represented costs related to the reduction in force and cost containment actions we took to restructure our operations that were announced on December 21, 2000. Restructuring charges incurred during the second quarter of fiscal 2001 were $9.7 million, and related to the exit of our analog-only modems and high-end LAN and WAN chassis product lines. Restructuring charges in the first nine months of fiscal 2001 were $42.7 million. As a result of the separation of Palm Inc. ("Palm"), we incurred restructuring charges of $2.6 million in the third quarter of fiscal 2000 and $4.7 million in the first nine months of fiscal 2000.

Gain on Sale of Land and Facilities, Net

Net gain on sale of land and facilities in the third quarter of fiscal 2001 was $4.5 million compared to the gain of $25.5 million in the third quarter of fiscal 2000 and $174.4 million in the second quarter of fiscal 2001. The net gain on sale of land and facilities in the first nine months of fiscal 2001 was $178.8 million, including $174.4 million for the sale of land to Palm in the second quarter of fiscal 2001 and $4.5 million related to the sale of facilities in Morton Grove, Illinois in the third quarter of fiscal 2001. The net gain on sale of land and facilities in the first nine months of fiscal 2000 was $25.5 million, and related to the sale of our manufacturing facility and related assets in Salt Lake City, Utah to Manufacturers' Services Limited in the third quarter of fiscal 2000.

Gain or Loss on Investments, Net

Net loss on investments in the third quarter of fiscal 2001 was $44.3 million, due primarily to declines in the value of equity securities, which we determined to be other-than-temporary, and losses on investments in venture capital funds. During the third quarter of fiscal 2000, net gains on investments were $654.9 million, due to the sale of equity securities. During the second quarter of fiscal 2001 net losses on investments were $16.9 million, due primarily to declines in the value of equity securities, which we determined to be other-than-temporary, and losses on investments in venture capital funds.

Litigation Settlement

We recorded a charge of $250 million during the second quarter and the first nine months of fiscal 2001 for the settlement of the Reiver and Adler cases, as discussed in Note 14 to the condensed consolidated financial statements.

Interest and Other Income, Net

Interest and other income, net, in the third quarter of fiscal 2001 increased $6.2 million compared to the third quarter of fiscal 2000. Interest and other income, net, in the third quarter of fiscal 2001 decreased $10.5 million compared to the second quarter of fiscal 2001. In the first nine months of fiscal

2001, interest and other income, net, increased $59.5 million compared to the first nine months of fiscal 2000. The increase in interest and other income, net, compared to the same period one year ago was due primarily to a shift in investment mix from tax exempt to taxable agency instruments that provide higher nominal yields, combined with the reduction in interest expense due to the repayment of long-term debt. The decrease in interest and other income sequentially from the second quarter of fiscal 2001 was primarily due to lower interest income as a result of lower cash and short-term investment balances as well as lower interest rates.

Income Tax Provision

Our effective income tax rate is a 35.3 percent benefit for the third quarter of fiscal 2001, compared to a 36.8 percent expense in the third quarter of fiscal 2000, and a 25.0 percent benefit for the second quarter of fiscal 2001. Our effective income tax benefit was adjusted to an annual 31.0 percent benefit for the first nine months of fiscal 2001, compared to a 33.6 percent expense for the first nine months of fiscal 2000. The change in the tax rate compared to the same period one year ago is primarily attributable to changes in the relative amount and mix of income (or loss) in jurisdictions taxed at rates greater than (or less than) the U.S. rate.

Equity Interest in Loss of Unconsolidated Investee

In August 1999, we invested $7.5 million in OmniSky Corporation ("OmniSky"). We currently control approximately 22 percent of the equity interests in OmniSky. We are accounting for this investment using the equity method. No loss was recorded in the third and second quarter of fiscal 2001 as our cumulative portion of OmniSky's losses surpassed our $7.5 million investment. In the third quarter of fiscal 2000, the loss was $2.6 million. In the first nine months of fiscal 2001, the loss was $1.4 million and in the first nine months of fiscal 2000, the loss was $3.6 million.

Net Income or Loss from Continuing Operations

Net loss from continuing operations for the third quarter of fiscal 2001 was $246.0 million, or $0.72 per share, compared to net income of $490.2 million or $1.40 per diluted share for the third quarter of fiscal 2000 and a net loss of $142.4 million or $0.41 per share for the second quarter of fiscal 2001.

Net loss from continuing operations for the first nine months of fiscal 2001 was $452.2 million, or $1.30 per share, compared to net income of $774.9 million or $2.18 per diluted share for the first nine months of fiscal 2000.

Net Income from Discontinued Operations

Net income from discontinued operations for the third and second quarter of fiscal 2001 was zero, due to our separation from Palm on July 27, 2000, as compared to net income from discontinued operations of $16.2 million, or $0.04 per share, in the third quarter of fiscal 2000. Net income from discontinued operations for the first nine months of fiscal 2001 was $4.5 million, or $0.01 per share, and includes the results of operations of Palm for the period from June 3, 2000 to the date of separation. Net income from discontinued operations for the first nine months of fiscal 2000 was $46.2 million, or $0.13 per share.

Net Income or Loss, Including Per Share Amounts

Net loss for the third quarter of fiscal 2001 was $246.0 million, or $0.72 per share, compared to net income of $506.3 million, or $1.40 per diluted share, for the third quarter of fiscal 2000 and a net loss of $142.4 million, or $0.41 per share, for the second quarter of fiscal 2001.

Net loss for the first nine months of fiscal 2001 was $447.6 million, or $1.29 per share, compared to net income of $821.1 million, or $2.31 per diluted share, for the first nine months of fiscal 2000.

Liquidity and Capital Resources

Cash and equivalents and short-term investments at March 2, 2001 were $1.8 billion, a decrease of $1.3 billion, or 40 percent, compared to the balance of $3.1 billion at June 2, 2000.

For the nine months ended March 2, 2001, net cash used in operating activities was $807.2 million. Net cash used in operating activities for the nine months ended March 2, 2001 was primarily the result of the net loss and changes in working capital components. Accounts receivable at March 2, 2001 increased $34.7 million from June 2, 2000 to $390.3 million. Days sales outstanding in receivables increased to 56 days at March 2, 2001, compared to 42 days at June 2, 2000 primarily due to a higher percentage of sales in the last month of the March 2, 2001 quarter compared to the last month prior to the end of fiscal 2000. Inventory levels at March 2, 2001 increased $40.9 million from June 2, 2000 to $275.7 million, and include the impact of the excess and obsolete inventory associated with exited product lines and the sale of our manufacturing operations to MSL. Annualized inventory turnover was 9.1 turns for the quarter ended March 2, 2001, compared to 8.7 turns for the quarter ended June 2, 2000. Investments and other assets at March 2, 2001 decreased $261.6 million from June 2, 2000 to $394.2 million, primarily due to decreases in the market value of our publicly traded equity securities. Accounts payable and accrued liabilities and other at March 2, 2001 decreased $119.4 million from June 2, 2000 to $851.4 million. Income taxes payable at March 2, 2001 decreased $228.9 million from June 2, 2000 and is included as a receivable in investments and other assets and includes the impact of the tax benefit on employee stock option exercises.

During the nine months ended March 2, 2001 and February 25, 2000, we made investments totaling $624.6 million and $785.2 million, respectively, in municipal and corporate bonds and government agency instruments, as well as investments totaling $96.3 million and $32.8 million, respectively, in equity securities. During the nine months ended March 2, 2001 and February 25, 2000, proceeds from maturities and sales of municipal and corporate bonds and government agency instruments were $955.0 million and $277.7 million, respectively, and proceeds from the sales of equity investments totaled $103.4 million and $720.5 million, respectively.

As part of our 3Com Ventures initiative, we selectively make strategic investments in the equity securities of privately held companies and venture capital funds. We believe these investments will complement our business opportunities and research and development activities. Under 3Com Ventures I, we have committed to make capital contributions to certain venture capital funds totaling $9.1 million. We expect to pay $4.9 million over the next twelve months as capital calls are made. We have established 3Com Ventures II, which has made strategic investments of $58.5 million over the last nine months. Under 3Com Ventures II, we have committed to make capital contributions to certain venture capital funds totaling $46.0 million. We expect to pay $16.3 million over the next twelve months as capital calls are made.

During the nine months ended March 2, 2001, 3Com made $162.4 million in capital expenditures. Major capital expenditures included upgrades and expansion of our facilities and purchases and upgrades of software and computer equipment. As of March 2, 2001, we had approximately $4.1 million in capital expenditure commitments outstanding primarily associated with the expansion of our facilities and purchases and upgrades of software and computer equipment. In addition, we have commitments related to operating lease arrangements in the U.S., under which we have an option to purchase the properties for an aggregate of $322.2 million, or arrange for the sale of the properties to a third-party. If the properties are sold to a third-party at less than the option price, 3Com retains an obligation for the shortfall, subject to certain provisions of the lease. These leases also contain financial covenants which must be maintained by 3Com.

During the nine months ended March 2, 2001, we used cash of $197.7 million, net of cash acquired, to acquire Alteon Websystems, Nomadic Technologies and Kerbango, Inc. as discussed in Note 4 to the condensed consolidated financial statements.

During the fourth quarter of fiscal 2000, our Board of Directors authorized a stock repurchase program of up to $1.0 billion. Such repurchases could be used to offset the issuance of additional shares resulting from employee stock option exercises and the sale of shares under the employee stock purchase plan. The Board has authorized a two-year time limit on the repurchase authorizations. This new program replaces previous authorizations totaling 45 million shares between June 1998 and September 1999. During the nine months ended March 2, 2001, we repurchased 39.5 million shares of our common stock at a total purchase price of $577.8 million.

In July 2000, 3Com initiated a program of selling put options and purchasing call options on its common stock. These are "European" style options which, in the case of put options, entitle the holders to sell shares of 3Com common stock to 3Com on the expiration dates at specified prices and, in the case of call options, entitle 3Com to purchase its common stock on the expiration dates at specified prices. During the three months ended March 2, 2001, 1.2 million shares of common stock were repurchased through exercised puts for a cumulative purchase price of $19.9 million. As of March 2, 2001, 15.3 million put options were outstanding, at an average price of $15.39 per share, and 12.0 million call options were outstanding, at an average price of $18.29 per share. The put options and call options have expiration dates between April 2001 and August 2002. The option contracts give 3Com the choice of net cash settlement or physical settlement or net settlement in its own shares of common stock. These options are accounted for as permanent equity instruments. The option contracts also contain per share price floors, with a range of 50 percent to 55 percent of the put option prices, whereby a drop in the price of 3Com common stock below such price floor could require accelerated settlement of the put option by 3Com. If accelerated settlement of the put options is required and 3Com elected either net cash settlement or net settlement in its own shares, 3Com would pay an amount in cash or deliver 3Com shares, based on the difference between the put prices and the market price of 3Com's common stock at the settlement dates, or if 3Com elected physical settlement, 3Com would pay an amount in cash equal to the exercise prices for the put options and accordingly would receive the number of 3Com shares subject to the put options.

During March 2001 (fourth quarter of fiscal 2001), 10.1 million put options and the associated call options on 3Com common stock were settled. 3Com elected to net cash settle these contracts. Accordingly, cash settlements totaling $90.6 million were recorded as a charge to retained earnings. It is anticipated that the remaining 5.2 million put options outstanding, and associated call options, will be net cash settled during the fourth quarter of fiscal 2001.

During the nine months ended March 2, 2001, we received net cash of $224.5 million from the sale of our common stock to employees through our employee stock purchase and option plans. During the same nine month period one year ago, we received net cash of $228.9 million from the sale of our common stock to employees through our employee stock purchase and option plans.

During the nine months ended March 2, 2001, we repaid the remaining debt balance of $24.0 million under the 7.52% Unsecured Senior Notes agreement.

During the first nine months of fiscal 2001, we recorded a tax benefit on stock option transactions of $96.7 million. During the same nine month period one year ago, we recorded a tax benefit on stock option transactions totaling $90.7 million.

Based on current plans and business conditions, but subject to the discussion in the Business Environment and Risk Factors, we believe that our existing cash and equivalents, short-term investments, and cash generated from operations will be sufficient to satisfy anticipated cash requirements for at least the next twelve months.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The guidance in SAB 101 must be adopted during our fourth quarter of fiscal 2001 and the effects, if any, are required to be recorded through a retroactive, cumulative-effect adjustment as of the beginning of the fiscal year, with a restatement of all prior interim quarters in the year. At this time we do not expect the adoption of SAB 101 to have a material effect on our results of operations or financial position.

Business Environment and Risk Factors

Our future business and results may be affected by industry trends and specific risks in our business. Some of the factors that could cause future results to materially differ from past results or those described in forward-looking statements include those discussed below.

Our business has been impacted by the economic slowdown in the United States

Weaker economic conditions in the United States have contributed to the current technology industry slowdown and dramatically impacted our business in the following areas:

  •
  reduced demand for most of our products,

  •
  increased exposure to excess and obsolete inventories,

  •
  excess capacity in our manufacturing and facilities, and

  •
  higher overhead costs, as a percentage of revenues.

If the economic or market conditions in the United States continue or expand to foreign countries, this will have a material adverse impact on our financial position, results of operations and cash flow.

We are taking actions to restructure our operations and increase our focus on core markets

We have announced that the Commercial and Consumer Networks Business and CommWorks will be restructuring their respective operating structures to enhance focus and cost effectiveness in serving their respective markets. On March 21, 2001, we announced our intent to generate ongoing annual savings of $1 billion by the end of fiscal year 2002, as compared to our annualized income statement through the second quarter of fiscal 2001. The reduction in force and cost containment actions implemented during the third quarter of fiscal 2001 are expected to generate $250 million per annum of these savings. We expect to save another $250 million per annum by substantially reducing the cost structure of our broadband cable and DSL modem business and exiting our consumer Internet Appliance product lines. The remaining $500 million per annum in savings is expected to be achieved by substantially improving the use of human, financial and physical assets, while simplifying our business structure, product lines and systems.

Many factors may impact our ability to implement this restructuring, including our ability to manage the implementation internally, sustain the productivity of our workforce, quickly respond to and recover from unforeseen events associated with this restructuring, such as the potential for a sustained economic downturn and reduced demand for our products.

Our financial performance and future growth depend upon our ability to sustain leadership positions in our existing product markets and successfully target new markets

We are investing a significant proportion of our resources in several emerging product lines in markets that are expected to grow at a significantly higher rate than the networking industry average. These emerging product lines include Gigabit-Over-Copper, wireless, and IP telephony. We expect these product lines to account for a higher percentage of our future sales over time, although the markets for these products and solutions are still emerging and may not develop to our expectations. Industry standards for some of these technologies are yet to be widely adopted and the market potential remains unproven. If these markets do not grow at a significant rate or if we do not increase our sales in these product lines, our financial results would be adversely affected.

Our business depends on the development and introduction of new products without delays, especially in emerging markets

In the markets in which we compete, products have short life cycles. Therefore, our success depends on our ability to identify new market and product opportunities, to develop and introduce new products in a timely manner, and to gain market acceptance of new products, particularly in our targeted emerging markets. Any delay in new product introductions, lower than anticipated demand for our new products or higher manufacturing costs could have an adverse affect on our operating results or financial condition, particularly in those product markets we have identified as emerging high-growth opportunities.

Our decision to exit certain product lines may have unforeseen negative impacts to our business

We announced on March 21, 2001 that we will exit our consumer Internet Appliance product lines. We may consider exiting other businesses which do not meet our goal of delivering appropriate financial returns in a reasonable amount of time. Our decision to exit future businesses could result in increased employee costs (such as severance, outplacement and other benefits), contract breakage costs and asset impairments. We may also experience delays in the execution of our plan to exit a business which may create disruptions in our transactions with suppliers and customers.

Supply chain risks

Current business conditions and operational challenges have resulted in several supply chain risks:

  •
  certain key components which have, in the recent past, had limited availability;

  •
  there are a smaller number of suppliers;

  •
  our ability to accurately forecast demand has been diminished; and

  •
  our reliance on third party manufacturing has become more important;

  •
  our supply capabilities exceed our needs under current market conditions.

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

Operation of the supply chain requires accurate forecasting of demand, which may be more challenging in the case of weakening industry conditions, emerging technologies and products and developing markets. If overall demand for our products, product mix and growth of these markets are significantly different from our forecasting and planning, we may face inadequate, or excess, component supply. This would result in buildup of inventory that cannot easily be sold, or orders for products that could not be timely manufactured. This would adversely affect our revenues, financial results and market share. If our demand forecasts are too high, we may experience excess and obsolete inventories and excess manufacturing capacity, which could adversely impact our financial results.

The cost, quality, and availability of third-party manufacturing operations are essential to the successful production and sale of many of our products. The inability of any third-party manufacturer to meet our cost, quality, and availability standards could adversely impact our financial condition or results of operations. We may not be able to provide third-party manufacturers with product volumes that are high enough to achieve sufficient cost savings. Our ability to control the quality of products produced by third-party manufacturers may be limited and quality issues may not be resolved in a timely manner which could adversely impact our financial condition or results of operations. From time to time we may change our arrangements with third-party manufacturing contractors, which may cause disruptions in our supply chain if such transition is not managed properly. In addition, we have entered into outsourcing arrangements for manufacturing services. For example, on September 30, 2000 we sold our Mt. Prospect, Illinois manufacturing and distribution operation to Manufacturers' Services Ltd. ("MSL"). MSL now manufactures broadband access, LAN telephony and CommWorks products for us. As the manufacturing volume we provide to MSL is below the minimum requirements, we are subject to financial penalties.

Excess manufacturing capacity may negatively impact our operations

We now have excess manufacturing capacity in existing facilities and have commitments with third party manufacturers. We are currently restructuring our operations and implementing cost containment activities to address this risk. Our ability to properly size our manufacturing capacity may be impacted by further weakening of the networking industry.

If we are unable to properly size our manufacturing capacity, this may negatively impact our operations.

Certain of our commercial commitments are risky, and may negatively impact our operations

We enter into minimum quantity or other non-cancelable commitments as needed. For example, we have committed to minimum purchases of product components from a subcontractor through September 2002. This type of agreement subjects us to risk depending on future events. If, for example, sales volumes of certain products fluctuate significantly or we shift our production elsewhere, we may be unable to meet our commitments. This may result in us incurring liabilities that adversely affect our financial results.

Future cash requirements or restrictions on cash could have a negative impact on our financial position

The following items could require future cash payments or restrict our use of cash:

  •
  Synthetic lease buyout

  •
  Taxes due upon the transfer of cash held in foreign locations or pledged as collateral for financial instruments

During March 2001 (fourth quarter of fiscal 2001), 10.1 million put options and the associated call options on 3Com common stock were settled. 3Com elected to net cash settle these contracts. Accordingly, cash settlements totaling $90.6 million were recorded as a charge to retained earnings. It is anticipated that the remaining 5.2 million put options outstanding, and associated call options, will be net cash settled during the remainder of the fourth quarter of fiscal 2001.

We have commitments related to operating lease arrangements in the U.S., under which we have an option to purchase the properties for an aggregate of $322.2 million, or at the end of the lease, arrange for the sale of the properties to a third-party. If the properties are sold to a third-party at less than the option price, 3Com retains an obligation for the shortfall, subject to certain provisions of the lease. These leases also contain financial covenants which must be maintained by 3Com. If 3Com defaults on a lease, we will be required to purchase the property or arrange for the sale of the property to a third-party, including retention of the obligation to the lessor for the shortfall, as described above. 3Com also maintains cash deposits with the lessors which will be restricted as to transfer or withdrawal if 3Com defaults on the lease.

3Com maintains certain cash deposits in foreign locations which may be subject to significant tax or tax withholding upon transfer or withdrawal.

The company incurred a loss in the third quarter of fiscal 2001 and failed to achieve positive cash flow from operations. There is a risk that the company will not be profitable in future quarters and will continue to incur negative cash flow. If the negative cash flow continues, the company's liquidity and ability to operate its business would be severely adversely impacted.

The above cash requirements or restrictions could lead to an inadequate level of cash for operations or for capital requirements, which could have a material negative impact on our financial position and significantly harm the company's ability to operate its business.

Employee relations are critical to our success

Our success depends to a significant extent upon retention and recruitment of a number of key employees and management. The significant downturn in our business environment had a negative impact on our operations. We are currently restructuring our operations and have taken action to reduce our workforce and implement other cost containment activities. These actions could lead to disruptions in our business, problems with retention of existing employees and increased financial costs. Competition for technical and other skills remains very high, and the loss of the services of key employees and management could adversely affect our product introduction schedules, customer relationships, operating results, or financial condition.

The ability to recruit employees, both to replace attrition and to grow our emerging businesses, may be a significant challenge due to the competitive marketplace for needed skills. Recruiting and retaining skilled personnel, including engineers, continues to be highly competitive. In addition, at certain locations where we operate, including the Silicon Valley area, the cost of living is extremely high and it may be difficult to attract and retain quality people at a reasonable cost. If we cannot successfully recruit and retain skilled personnel, our ability to compete may be adversely affected. If our business operations or attrition levels vary significantly, our results of operations or financial condition could be adversely affected.

We depend on distributors, resellers, PC OEMs and service providers whose failure to meet our distribution needs could negatively impact our operations

We distribute many of our products through two-tiered distribution channels that include distributors, systems integrators, value-added resellers, and retailers. We also sell to PC Original Equipment Manufacturers (OEMs) and service providers. We may increase our commitment to and become increasingly reliant upon our two-tiered distribution model as well as sales to OEMs. Our future results and financial condition are partially dependent on a number of factors relating to this distribution model, including the impact of our business restructuring, issues associated with competition among and within our channels, selling to PC OEMs, channel inventory, customer concentration and a shift to lower margin products.

We depend on distributors whose reductions in our inventory could negatively impact our operations

Our distributors maintain inventories of our products. We work closely with our distributors to monitor inventory levels and ensure that appropriate levels of products are available to resellers and end users. Notwithstanding such efforts, as channel partners reduce their levels of inventory or if they do not maintain sufficient levels to meet customer demand, our sales could be negatively impacted.

A significant portion of our revenues is derived from sales to two distributors who may decide not to purchase our products in the future

Significant portions of our sales are made to a few customers. For the third quarter of fiscal year 2001, Ingram Micro represented approximately 14% of our total sales and Tech Data represented approximately 10% of our total sales. We cannot be certain that these customers will continue to purchase our products at current levels. Additionally, consolidation among distributors is reducing the number of distributors in the North American market. Because our sales are becoming more concentrated among a smaller number of customers, our results of operations, financial condition, or market share could be adversely affected if our customers:

  •
  stop purchasing our products or focus more on selling our competitors' products;

  •
  reduce, delay, or cancel their orders;

  •
  are limited by our ability to provide the products to them in a timely manner; or

  •
  experience competitive, operational, or financial difficulties, impairing our ability to collect payments from them.

Changes in product mix to lower margin commercial access products may negatively impact our revenues and margins

We sell our network access products to PC OEMs as well as to distributors who, in turn, sell to commercial enterprises. Sales to distributors typically generate higher average selling prices and gross margins. Recently, we have experienced a mix shift towards PC OEMs. If this trend continues, our financial results will be adversely impacted.

We derive a significant portion of our commercial access sales from PC OEMs such as Dell Computer, Gateway, Hewlett-Packard, and IBM, all of whom are manufacturers that incorporate our Network Interface Cards (NICs), PC cards, or chipsets into their products. Ethernet connectivity to the corporate LAN is an established technology and we are beginning to see the siliconization of 10/100

Mbps Ethernet access products into lower-priced form factors. For desktop computers, we are seeing a migration from the NIC form factor to LAN-On-Motherboard (LOM). For laptop computers, the transition is from PC cards to mini-PCI. We expect that PC OEMs will increasingly purchase the lower-priced form factors of established technology products, as opposed to the higher-cost form factors unless we are able to add attractive features at comparable cost. In contrast, newer technologies such as 802.11b wireless and Gigabit Ethernet are available only in higher-priced form factors and consequently these products also yield higher gross margins. Recently, the decrease in sales and gross margins due to the migration to lower-priced form factors of established technology products has been greater than the increase in sales and gross margins due to sales of newer technology products. If this trend continues, our financial results may be adversely impacted.

Continued slowdown in the telecom industry may negatively impact our revenues from service providers

Customers in our carrier market include incumbent local exchange carriers (ILECs); interexchange carriers (IXCs); post, telephone and telegraph administrations (PTTs); Internet service providers (ISPs) and other alternative service providers. The recent market slowdown and excess capacity in the telecom industry has adversely impacted us, as most of our service provider customers have sharply reduced their spending levels. A continued slowdown could have a material adverse effect on our sales and financial results.

Efforts to build in-house, online and web-enabled distribution capabilities could cause a loss of existing distribution channels and of market share

A key initiative for us is to drive broad web-enablement of sales, supply chain, and internal processes. We are continuing to build in-house capabilities to sell directly over the Internet (e-Business). This e-Business initiative could cause conflict with our current indirect channels of distribution. These changes in the pattern of distribution of networking products could have a material adverse effect on our sales and financial results.

The role of acquisitions will be limited, which may negatively impact our growth

3Com is currently focusing on achieving positive cash flow and profitability. Accordingly, we expect that the role of acquisitions will be limited. The networking business is highly competitive, and as such, our growth is dependent upon market growth and our ability to enhance existing products and introduce new products on a timely basis. Future changes in the networking industry may result in more companies with greater resources and stronger competitive positions and products than us. Furthermore, companies may be created that are able to respond more rapidly to market opportunities. Continued changes in our industry may adversely affect our operating results or financial condition.

Our strategic relationships and investments could create competitive and market risks

In addition to mergers and acquisitions, we are continually entering into strategic relationships that impact the economics of our business. If successful, our strategic relationships with other companies will be mutually beneficial, will result in product acceptance and lead to financial return. However, these alliances carry an element of risk since, in most cases, we must compete in some business areas with companies with which we have strategic alliances and, at the same time, cooperate with the same companies in other business areas. If these companies fail to perform, or if these relationships fail to materialize as expected, we could suffer delays in product or market development or other operational difficulties. Furthermore, our results of operations or financial condition could be adversely impacted if we experience difficulties managing relationships with our partners or if projects with partners are unsuccessful. In addition, if our competitors enter into successful strategic relationships, the competition that we face may increase.

In support of our business operations and overall strategy, we have made direct and indirect strategic investments in other technology companies and component suppliers. These investments may strengthen supplier relationships, enhance our internal research and development efforts, accelerate the time to market of our new products, and complement our acquisition strategy. If there is a substantial decline in the value of these investments, our financial condition and results of operations could be adversely impacted. Our ability to sell certain investments may be restricted due to contractual requirements or securities laws and we may be required to make future capital contributions.

Our acquisition of technology, products, or market access through equity investments is usually coupled with a strategic commercial relationship. Our investments tend to be in early stage technology companies with unproven technology and products. There can be no assurances that we can successfully form appropriate commercial relationships to gain and integrate such products or technology into our technology or product lines or that such companies will not be subsequently acquired by third parties, including competitors of ours.

We may experience increased competition due to a variety of factors

Competitive challenges faced by 3Com are likely to arise from a number of factors, including: industry volatility resulting from rapid development and maturation of technologies; industry consolidation resulting in companies with greater financial, marketing and technical resources; increasing price competition in the face of weakening economic conditions and excess inventories; and continuing silicon integration of networking products. Our competitors include large, well-established companies such as Cisco, Intel, Hewlett-Packard, Lucent, Nortel, Alcatel and Siemens. We also compete with smaller companies, including Com21, Clarent, NETGEAR, Redback Networks, Juniper Networks, Sonus Networks, Terayon, VocalTec and D-Link. Our failure to compete successfully against current or future competitors could harm our business, operating results or financial condition. Likewise, integration of networking, communications, and computer processing functionality on a reduced number of semiconductor components may adversely affect our future sales growth and operating results.

Certain of our international markets are risky and may negatively impact our operating results

We operate internationally and expect that international markets will continue to account for a significant percentage of our sales. The recent economic slowdown in the United States may likely impact various international markets in which we operate such as Europe and Asia. Some international markets are characterized by economic and political instability and currency fluctuations that can adversely affect our operating results or financial condition. Unforeseen conditions and events will positively or negatively impact the level of international sales in different regions. Should international regions experience economic or political instability, our results of operations may be adversely affected and our ability to forecast demand for our products may also be impeded.

Our reliance on industry standards, a favorable regulatory environment, technological change in the marketplace and new product initiatives may cause our revenues to fluctuate or decline

Our success also depends on:

  •
  the timely adoption and market acceptance of industry standards;

  •
  resolution of conflicting U.S. and international industry standards;

  •
  requirements created by the convergence of technology such as Voice-over-Internet Protocol (VOIP)

  •
  the timely introduction of new standards-compliant products; and

  •
  a favorable regulatory environment.

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

Our customer order fulfillment fluctuates and may negatively impact our operating results

The timing and amount of our sales depend on a number of factors that make estimating operating results prior to the end of any period uncertain. For example, our Commercial and Consumer Networks business does not typically maintain a significant backlog and sales are partially dependent on our ability to appropriately forecast product demand. In addition, our customers historically request fulfillment of orders in a short period of time, resulting in limited visibility to sales trends and potential pricing pressures. Consequently, our operating results depend on the volume and timing of orders and our ability to fulfill orders in a timely manner. Historically, sales in the third month of the quarter have been higher than sales in each of the first two months of the quarter. Recently this pattern has become more pronounced, which may increase the risk of unforeseen events negatively impacting our financial results. Non-linear sales patterns make business planning difficult, and increase the risk that our quarterly results will fluctuate due to disruptions in functions such as manufacturing, order management, information systems, and shipping.

We have products covered by warranties and international requirements that may lead to claims and liabilities

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

We have exited certain business lines such as analog-only modems and high-end LAN and WAN chassis products. To the extent that third parties do not assume or fulfill our warranty obligations, we will remain obligated to provide warranty support, including repair services and spare parts for the duration of contracts or statutory legal requirements. Any failure to perform such commitments could subject us to claims, which may have a material adverse impact on our business and financial results.

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

We face contractual, tax and equity dilution risks as a result of our spin-off of Palm

On July 27, 2000 3Com completed the spin-off of Palm, our handheld computer business, by distributing our remaining ownership of outstanding Palm common stock to 3Com shareholders. As part of the separation, we entered into certain transitional service agreements with Palm to support ongoing Palm operations relating to information technology systems, supply chain management, human resources administration, product order administration, customer service, buildings and facilities, treasury management, and legal, finance, and accounting. These transitional service agreements generally have terms of less than two years following the separation. If we do not satisfactorily perform our obligations under these agreements, we may be held liable for any resulting losses allegedly suffered by Palm.

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

We may not always be able to adequately protect or maintain our intellectual property rights

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

Our future quarterly operating results are subject to factors that can cause fluctuations in our stock price

Our quarterly operating results are difficult to predict and may fluctuate significantly. In addition to factors discussed above, a wide variety of factors can cause these fluctuations, including:

  •
  component shortages;

  •
  seasonality;

  •
  the introduction and acceptance of new products and technologies;

  •
  price competition;

  •
  general conditions and trends in the networking industry and technology sector;

  •
  internal reorganizations or restructuring;

  •
  disruption in international markets;

  •
  general economic conditions;

  •
  industry consolidations and acquisitions;

  •
  disruption in the distribution channel;

  •
  timing of orders received within the quarter; and

  •
  non-linear sales within the quarter.

In recent years, we have experienced fluctuations in our quarterly results due to some of the factors listed above. For example, the general economic conditions in the U.S. and the broad industry slowdown have adversely impacted us. These factors, and accompanying fluctuations in periodic operating results, could have a significant adverse impact on our sales and financial results as well as the market price of our common stock.

Additionally, we anticipate that the activities surrounding the restructuring of our business will contribute significantly to fluctuations in our quarterly operating results for the next several quarters.

Our stock price has historically experienced substantial price volatility and we expect that this will continue, particularly due to fluctuations in quarterly operating results as outlined above, variations between our actual or anticipated financial results and the published analysts' expectations, and as a result of announcements by our competitors. Our operating losses have caused a significant depletion in our cash balances. Accordingly our stock price may be based on the break-up value of the company or tangible assets. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies. These factors, as well as general economic and political conditions, may have a material adverse affect on the market price of our stock in the future.

Proposed changes in accounting for business combinations and intangible assets could affect our quarterly or annual results of operations

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

Tentative conclusions of the FASB will prohibit the use of pooling-of-interests and will establish new accounting standards and financial presentation for intangible assets resulting from business combinations. The FASB expects to issue a final standard by the second quarter of calendar year 2001. The final standard is not expected to address accounting for in-process research and development costs. Changes to the current accounting rules for business combinations and intangible assets will not preclude mergers or acquisitions but may increase the earnings dilution associated with future transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

3Com holds a substantial portfolio of marketable-equity traded securities that have a short trading history and are highly subject to market price volatility. Equity security price fluctuations of plus or minus 15 percent would have a $25.0 million impact on the value of these securities as of the end of the third quarter of fiscal 2001. Equity security price fluctuations of plus or minus 50 percent would have a $83.4 million impact on the value of these securities as of the end of the third quarter of fiscal 2001.

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

Securities Litigation

On March 24 and May 5, 1997, securities class action lawsuits, captioned Hirsch v. 3Com Corporation, et al., Civil Action No. CV764977 (Hirsch), and Kravitz v. 3Com Corporation, et al., Civil Action No. CV765962 (Kravitz), respectively, were filed against 3Com and certain of its officers and directors in the California Superior Court, Santa Clara County. The complaints alleged violations of Sections 25400 and 25500 of the California Corporations Code and sought unspecified damages on behalf of a class of purchasers of 3Com common stock during the period from September 24, 1996 through February 10, 1997. In late 1999, these cases were stayed by the Court, pending resolution of proceedings in the Euredjian v. 3Com Corporation matter, discussed below. After Euredjian was dismissed, the Hirsch and Kravitz cases moved forward. On September 28, 2000, Defendants filed a motion for summary judgment. On January 26, 2001, the Court granted the motion. On February 16, 2001, judgment was entered in favor of defendants. Plaintiffs have agreed not to appeal the decision.

On February 10, 1998, a securities class action, captioned Euredjian v. 3Com Corporation, et al., Civil Action No. C-98-00508CRB (Euredjian), was filed against 3Com and several of its present and former officers and directors in United States District Court for the Northern District of California asserting the same class period and factual allegations as the Hirsch and Kravitz actions. The complaint alleged violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sought unspecified damages. In May 2000, at the request of plaintiffs, the Court dismissed the Euredjian case with prejudice.

In December 1997, a securities class action, captioned Reiver v. 3Com Corporation, et al., Civil Action No. C-97-21083JW (Reiver), was filed in the United States District Court for the Northern District of California. Several similar actions have been consolidated into this action, including Florida State Board of Administration and Teachers Retirement System of Louisiana v. 3Com Corporation, et al., Civil Action No. C-98-1355. On August 17, 1998, the plaintiffs filed a consolidated amended complaint which alleged violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and which sought unspecified damages on behalf of a purported class of purchasers of 3Com common stock during the period from April 23, 1997 through November 5, 1997. In May 2000, 3Com answered the amended complaint. In October 2000, the parties agreed to settle this action and all other related actions, including Adler v. 3Com Corporation, which is discussed below. On February 23, 2001, the Court entered a final judgment approving the settlement.

In October 1998, a securities class action lawsuit, captioned Adler v. 3Com Corporation, et al., Civil Action No. CV777368 (Adler), was filed against 3Com and certain of its officers and directors in the California Superior Court, Santa Clara County, asserting the same class period and factual allegations as the Reiver action. The complaint alleged violations of Sections 25400 and 25500 of the California Corporations Code and sought unspecified damages. The parties agreed to stay this case to allow the Reiver case to proceed. Along with Reiver, this case was settled in October 2000. As part of the settlement, plaintiffs have agreed to dismiss this action with prejudice. The settlement amount was $259 million, of which $9 million was recovered from insurance. Accordingly, 3Com recorded a litigation charge of $250 million in October 2000.

On May 11, 1999, a securities class action, captioned Gaylinn v. 3Com Corporation, et al., Civil Action No. C-99-2185 MMC (Gaylinn), was filed against 3Com and several of its present and former officers and directors in United States District Court for the Northern District of California. Several similar actions have been consolidated into the Gaylinn action. On September 10, 1999, the plaintiffs filed a consolidated complaint which alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class of purchasers of 3Com common stock during the period from September 22, 1998 through March 2, 1999. In January 2000, the Court dismissed the complaint. In February 2000, plaintiffs filed an amended complaint. In June 2000, the Court dismissed the amended complaint without prejudice. Plaintiffs filed another amended complaint. On July 24, 2000, the Company filed a motion to dismiss the latest amended complaint. In September 2000, the Court dismissed the amended complaint with prejudice. Plaintiffs filed a notice of appeal on October 2, 2000. On February 14, 2001, plaintiffs filed a Stipulation of and Request for Dismissal agreeing to dismiss their appeal.

In November 2000, a shareholder derivative and class action, captioned Shaev v. Claflin, et al., No. CV794039, was filed in California Superior Court. The complaint alleges that the Company's directors and officers made misrepresentations and/or omissions and breached their fiduciary duties to the Company in connection with the adjustment of employee and director stock options in connection with the separation of the Company and Palm, Inc. It is unclear whether plaintiff is seeking recovery from 3Com or if the Company is named solely as a nominal defendant, against whom the plaintiff seeks no recovery. The Company and the individual defendants have removed this action to the United States District Court for the Northern District of California, where the action is captioned Shaev v. Claflin, et al., No. CV-01-0009-MJJ.

Intellectual Property

On May 26, 2000, 3Com Corporation filed suit against Xircom, Inc. in the United States District Court for the District of Utah, Civil Action No. 2:00-CV-0436C alleging infringement of U.S. Patents Nos. 6,012,953, 5,532,898, 5,696,660, 5,777,836 and 6,146,209, accusing Xircom of infringement of one or more of the claims of the patents-in-suit by reason of the manufacture, sale, and use of the Real Port and Real Port 2 families of PC Cards, as well as a number of Xircom's Type II PC Modem Cards. Xircom has counter-claimed for a declaratory judgment that the asserted claims of the patents-in-suit are invalid and / or not infringed. This case is currently in the discovery phase. On February 8, 2001, 3Com filed a motion for a preliminary injunction seeking to enjoin Xircom from the continued manufacture and sale of its RealPort and RealPort 2 products. The motion is currently scheduled for hearing on May 14, 2001.

On September 21, 2000, Xircom, Inc. filed an action against 3Com Corporation ("3Com") in the United States District Court for the Central District of California, Civil Action No. Case No.: 00-10198 MRP, accusing 3Com of infringement of U.S. Patents Nos. 5,773,332, 5,940,275, 6,115,257 and 6,095,851, accusing 3Com of infringement by reason of the manufacture, sale, and use of the 3COM 10/100 LAN+Modem CardBus Type III PC Card, the 3COM 10/100 LAN CardBus Type III PC Card, the 3COM Megahertz® 10/100 LAN CardBus PC Card, the 3COM Megahertz 10/100 LAN+56K Global Modem CardBus PC Card and the 3COM Megahertz 56K Global GSM and Cellular Modem PC Card. 3Com has counter-claimed for declaratory judgment that the asserted claims of the patents-in-suit are not infringed and/or invalid and that certain claims of the 5,940,275 patent are unenforceable. This case is in the discovery phase. On December 22, 2000, Xircom filed a motion for preliminary injunction seeking to enjoin 3Com from the continued manufacture and sale of its Type III PC card products. The motion was heard on March 26, 2001.

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
  None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit Number	Description
2.1	Master Separation and Distribution Agreement between the registrant and Palm, Inc. effective as of December 13, 1999, as amended (15)
2.2	General Assignment and Assumption Agreement between the registrant and Palm, Inc., as amended (15)
2.3	Master Technology Ownership and License Agreement between the registrant and Palm, Inc. (15)
2.4	Master Patent Ownership and License Agreement between the registrant and Palm, Inc. (15)
2.5	Master Trademark Ownership and License Agreement between the registrant and Palm, Inc. (15)
2.6	Employee Matters Agreement between the registrant and Palm, Inc. (15)
2.7	Tax Sharing Agreement between the registrant and Palm, Inc. (15)
2.8	Master Transitional Services Agreement between the registrant and Palm, Inc. (15)
2.9	Real Estate Matters Agreement between the registrant and Palm, Inc. (15)
2.10	Master Confidential Disclosure Agreement between the registrant and Palm, Inc. (15)
2.11	Indemnification and Insurance Matters Agreement between the registrant and Palm, Inc. (15)
3.1	Certificate of Incorporation (11)
3.2	Certificate of Correction Filed to Correct a Certain Error in the Certificate of Incorporation (11)
3.3	Certificate of Merger (11)
3.4	Corrected Certificate of Merger (14)
3.5	Bylaws of 3Com Corporation, As Amended (12)
4.1	Amended and Restated Rights Agreement dated December 31, 1994 (Exhibit 10.27 to Form 10-Q (4)
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
10.1	1983 Stock Option Plan, as amended (14)*
10.2	Amended and Restated Incentive Stock Option Plan (2)*

10.3	License Agreement dated March 19, 198 (1)
10.4	Second Amended and Restated 1984 Employee Stock Purchase Plan (Exhibit 10.5 to Form 10-Q) (6)*
10.5	3Com Corporation Director Stock Option Plan, as amended (Exhibit 19.3 to Form 10-Q) (3)*
10.6	Amended 3Com Corporation Director Stock Option Plan (Exhibit 10.8 to Form 10-Q) (6)*
10.7	3Com Corporation Restricted Stock Plan, as amended (Exhibit 10.17 to Form 10-Q) (6)*
10.8	1994 Stock Option Plan, as amended (14)*
10.9	Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of November 20, 1996 (Exhibit 10.37 to Form 10-Q) (8)
10.10	Purchase Agreement between BNP Leasing Corporation, and 3Com Corporation, effective as of November 20, 1996 (Exhibit 10.38 to Form 10-Q) (8)
10.11	Agreement and Plan of Reorganization among 3Com Corporation, OnStream Acquisition Corporation and OnStream Networks, Inc. dated as of October 5, 1996 (Exhibit 2.1 to Form S-4) (7)
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
10.16	Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of July 25, 1997 for the Great America Phase III (PAL) site (11)
10.17	Purchase Agreement between BNP Leasing Corporation and 3Com Corporation, effective as of July 25, 1997 for the Great America Phase III (PAL) site (11)
10.18	Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of July 29, 1997 for the Marlborough site (11)
10.19	Purchase agreement between BNP Leasing Corporation and 3Com Corporation, effective as of July 29, 1997 for the Marlborough site (11)
10.20	Lease Agreement between BNP Leasing Corporation, as Landlord, and 3Com Corporation, as Tenant, effective as of August 11, 1997 for the Rolling Meadows site (11)
10.21	Purchase Agreement between BNP Leasing Corporation, and 3Com Corporation, effective as of August 11, 1997 for the Rolling Meadows site (11)
10.22	First Amendment to Credit Agreement (11)

10.23	Form of Management Retention Agreement, effective as of June 2, 1999, with attached list of parties.* (16)
10.24	Form of Management Retention Agreement, with attached list of parties and effective dates.* (16)
10.25	Agreement for Purchase and Sale of Land at Highway 237 and North First Street, San Jose, California entered into as of May 22, 2000 by and between the registrant and Palm, Inc. (17)
10.26	Employment Agreement with Bruce Claflin, effective as of January 1, 2001.* (18)

* Indicates a management contract or compensatory plan.

(1)
Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement on Form S-1 filed on January 25, 1984 (File No. 2-89045)

(2)
Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form S-4 filed on August 31, 1987 (File No. 33-16850)

(3)
Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 10, 1992 (File No. 0-12867)

(4)
Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 13, 1995 (File No. 0-12867)

(5)
Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on May 16, 1995 (File No. 0-19550)

(6)
Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 15, 1996 (File No. 0-12867)

(7)
Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Registration Statement on Form S-4 filed on October 11, 1996 (File No. 333-13993)

(8)
Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 13, 1997 (File No. 0-12867)

(9)
Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Registration Statement on Form S-4 filed on March 17, 1997 (File No. 333-23465)

(10)
Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on April 11, 1997 (File No. 0-12867)

(11)
Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on October 14, 1997 (File No. 0-12867)

(12)
Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 11, 1999 (File No. 0-12867)

(13)
Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 17, 1999 (File No. 0-12867)

(14)
Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on October 8, 1999 (File No. 0-12867)

(15)
Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on April 4, 2000 (File No. 0-12867)

(16)
Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-K filed on August 17, 2000 (File No. 0-12867)

(17)
Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on October 13, 2000 (File No. 0-12867)

(18)
Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrant's Form 10-Q filed on January 16, 2001 (File No. 0-12867)

(b)
Reports on Form 8-K

    None

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3COM CORPORATION (Registrant)
Dated: April 9, 2001	By:	/s/ MICHAEL E. RESCOE Michael E. Rescoe Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K