Form 10-K
period 2001-06-01
3COM CORP
filed 2001-08-08
CIK 738076

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 1, 2001               Commission File No. 0-12867

                                       OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

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

                          Common Stock, $0.01 par value
                         Preferred Stock Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates, based upon the closing price of the Common Stock on August 1, 2001, as reported by the Nasdaq National Market, was approximately $1,718,622,845. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on Schedule 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 1, 2001, 345,640,449 shares of the Registrant's Common Stock were outstanding.

The   Registrant's   definitive  Proxy  Statement  for  the  Annual  Meeting  of
Stockholders  to be held on September 20, 2001 is  incorporated  by reference in
Part III of this Form 10-K to the extent stated herein.

--------------------------------------------------------------------------------
================================================================================

                                3Com Corporation
                                    Form 10-K
                     For the Fiscal Year Ended June 1, 2001
                                Table of Contents

Part I                                                                      Page

   Item 1.   Business.........................................................1
   Item 2.   Properties.......................................................11
   Item 3.   Legal Proceedings................................................13
   Item 4.   Submission of Matters to a Vote of Security Holders..............14
             Executive Officers of 3Com Corporation ..........................14

Part II

   Item 5.   Market for 3Com Corporation's Common Stock and Related
                Stockholder Matters...........................................17
   Item 6.   Selected Financial Data..........................................17
   Item 7.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations.....................................18
   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.......45
   Item 8.   Financial Statements and Supplementary Data......................47
   Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................89

Part III

   Item 10.  Directors and Executive Officers of 3Com Corporation.............89
   Item 11.  Executive Compensation...........................................89
   Item 12.  Security Ownership of Certain Beneficial Owners and Management...89
   Item 13.  Certain Relationships and Related Transactions...................89

Part IV

   Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K..

             Exhibit Index....................................................91
             Signatures.......................................................95
             Financial Statement Schedule.....................................96



3Com, CommWorks, Megahertz, NBX, OfficeConnect, Parallel Tasking, SuperStack, Total Control and XJACK are registered trademarks of 3Com Corporation or its subsidiaries. Kerbango is a trademark of 3Com Corporation or its subsidiaries. Graffiti is a registered trademark and Palm is a trademark of Palm, Inc. U.S. Robotics is a registered trademark of U.S. Robotics Corporation. Courier is a trademark of U.S. Robotics Corporation. Other product and brand names may be trademarks or registered trademarks of their respective owners.

This annual report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements regarding our expectations on capital spending, our products and services gross margins expectations for fiscal year 2002, our expectations regarding the competitiveness of our product and service offerings, our expectations relating to our future investments and expenses relating to research and development, statements regarding our liquidity and capital resources, our expectation that we will incur more charges related to our restructuring efforts during fiscal 2002, our expectation that we will substantially complete our restructuring activities related to the global cost reduction to improve operational efficiencies, our expectation that gross margins will improve in future periods as a result of our restructuring efforts, our intention to reduce operating expenses in future periods, our plan to reduce fixed costs by completing our reduction in force plans, our expectation that emerging product lines will account for a higher percentage of our future sales over time, our expectation that our Total Control 2000 product will be available before the end of the calendar year, our plans to invest a significant portion of financial resources in developing products for emerging growth markets, our intention to consolidate our real estate portfolio and liquidate certain facilities associated with our manufacturing facilities in fiscal 2002, our intention to transition our Singapore facility into a regional distribution center and sales and support office, our intention to enter into a contract manufacturing relationship with Flextronics and outsource the manufacturing of our high volume server, desktop and mobile products, our plans to exit the consumer broadband cable and DSL modem business, our belief that we have sufficient flexibility in the monetization of surplus real estate and other financial resources to retire certain leases, our expectations that our acquisitions of businesses or product lines will decrease in comparison to historical levels, our expectation that international markets will continue to account for a significant percentage of our sales, our plans to make investments through 3Com Ventures and expectations related to payments that may be made over the next twelve months with respect to capital calls, our expectation that emerging product lines will grow at a significantly higher rate than the networking industry average, our expectation that emerging product lines will account for a higher percentage of our sales over time, our belief that our cash and equivalents, short term investments, and cash generated from operations will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months, our expectation that adoption of SFAS 133 and SFAS 141 will not have a material effect on our results of operations or financial position, our intention to hold our fixed income investments until maturity, our expectations regarding the number of positions that will be affected by the reduction in force undertaken as part of our current restructuring initiatives, our expectation that employee separations related to our current restructuring activities will be substantially complete by May 2002, our expectations regarding future expenses associated with our current restructuring activities, our expectation that we will not reach minimum purchase commitments associated with a supply agreement as a result of our intended exit from consumer product lines, our belief that audits being conducted by certain domestic and foreign taxing jurisdictions of our income tax returns will not have a material adverse effect on our consolidated financial condition or results of operations and our expectations regarding the continuing volatility of our stock price. These statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the "Business Environment and Industry Trends" section of this Form 10-K. 3Com undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

PRESENTATION OF DISCONTINUED OPERATIONS--PALM, INC.

The following information relates to the continuing operations of 3Com Corporation and our consolidated subsidiaries (3Com). Palm, Inc. (Palm) is accounted for as a discontinued operation, as a result of our decision to distribute the Palm common stock we owned to 3Com shareholders in the form of a stock dividend. Subsequent to the distribution to our shareholders on July 27, 2000, Palm's operations ceased to be part of our operations and reported results.

PART I

ITEM 1. Business

GENERAL

3Com Corporation was founded on June 4, 1979. A pioneer in the computer networking industry, our heritage is in providing robust networking solutions that are functionally rich, cost-effective and simple to use. Our competitive advantages include our industry-leading intellectual property portfolio, distributor and customer relationships, and brand identity. During fiscal year 2001, we won market share in emerging-growth product categories, established new levels of innovation, drove changes to benefit customers and delivered new products that validated our brand promise to our business customers - rich connectivity and radical simplicity.

We target sectors of the enterprise and service provider markets. Beginning in fiscal year 2002, we have structured our operations around three businesses that are leveraging our core strengths and focusing upon specific market opportunities that offer long-term, profitable growth. These businesses are:

     o Business Networks Company (BNC), which provides network infrastructure solutions for the enterprise and small business markets;

     o Business Connectivity Company (BCC), which provides products that enable computing devices to access computer networks; and

     o    CommWorks  Corporation  (CommWorks),  which provides Internet Protocol
          (IP)-based access and infrastructure and services platforms for the telecommunications service provider market.

Each of these businesses has a unique business model tuned for the dynamics of its target market. This simplified structure allows greater focus, faster responsiveness, and increased accountability.

In fiscal 2001, we operated in two segments, 1) Commercial and Consumer Networks Business (CCB) and 2) Carrier Networks Business (CNB). CCB comprised the BNC and BCC businesses described above and the consumer product lines which were exited during fiscal 2001, as discussed further in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

INDUSTRY SEGMENTS

Business Networks Company

Our Business Networks Company develops technologies and products to build and manage networks supporting local area network (LAN) switching, web technologies, networked telephony and wireless LANs. BNC's solutions are feature rich so they can support the increasingly complex and demanding application environments in today's businesses but they are also easy to install, use and operate and are very affordable to own. BNC's network solutions help IT and business teams to run their businesses rather than spend time focusing on getting the technology to work.

Building upon our historical success in the networking infrastructure market, BNC continues to be a leader in key technologies that represent future growth opportunities. BNC achieves this leadership position through design innovation that makes feature-rich network technology simple to use. Recent innovations include modular, application-aware (Layer 3+) and Gigabit-over-copper networking switches; new application-specific integrated circuit (ASIC) designs that make our products more affordable; LAN telephony products that reliably handle voice traffic; and wireless LANs that offer robust security, ease of use and easy integration.

Markets and Customers

BNC provides network infrastructures to enterprises and small businesses, targeting in particular enterprises who value innovative, feature-rich networks that are easy to use and affordable to own. BNC distributes its solutions primarily through its worldwide channel of value-added resellers, system integrators and more recently, telecommunications service providers. BNC is fully committed to its Focus Partner Program and sees its resellers and channel partners as a vital extension of its sales force. It works extensively with its resellers and channel partners to ensure they are able to meet their business goals.

Competition

Principal competitors in the enterprise networking market include Avaya, Inc., Cisco Systems, Inc., Enterasys (Cabletron System, Inc.), Hewlett Packard Company, Lucent Technologies, Inc., and Nortel Networks, Corp.

Current Product Offerings

BNC delivers network infrastructure solutions for enterprises and small businesses worldwide. BNC develops three categories of products, 1) LAN infrastructure, composed of hubs, switches and web solutions, 2) networked telephony systems for voice over existing network connections and 3) wireless access points and adapters based on Wi-Fi technology.

LAN Infrastructure solutions:

     o    Stackable  SuperStack(R)  3 and Modular  Switch 4000 Series  family of
          Ethernet, Fast Ethernet and Gigabit Ethernet switches is a new generation of essential networking components that form the foundation of any business network.

     o The SuperStack 3 Web solutions, including firewall, Webcache and server load balancer, allow customers to access the Web faster, more securely and at a lower cost, as well as ensure network availability.

     o    An  affordable   family  of  hubs  and  switches  for   cost-sensitive
          networking users that require reliable and powerful stackable LAN solutions.

     o OfficeConnect (R) family of switches, hubs and firewalls are designed specially for small businesses to obtain all the benefits of rich networking and the Internet while enjoying all the ease of the plug-and-play products. Also available is 3Com's 800 Series of OfficeConnect digital subscriber line (DSL) routers for high-speed Internet access for businesses.

Networked Telephony solutions:

     o SuperStack 3 NBX(R) and NBX 100 networked telephony solutions offer enterprise and small business customers significant telephony cost savings, flexibility and voice/data application integration over existing wiring.

     o NBX 25 networked telephony solution gives small offices of up to 20 users a cost-effective voice product that can be deployed over existing LAN infrastructure.

Wireless LAN solutions:

     o Reliable, easy-to-use wireless solutions are based on the industry standard Wi-Fi (802.11b). The range of these wireless LANs allow them to be used effectively in small businesses, large enterprises and even public access areas such as airports and hotels.

New Products in Fiscal Year 2001

On June 26, 2000, we announced new solutions that enable small business customers to reap the benefits of networked telephony with the NBX 25 business telephone system, and to advance network security to improve Internet access with our OfficeConnect access products. We also announced our Ethernet power source to create a single, continuous source of power for our networked telephony and wireless systems.

On July 17, 2000, we announced a new version of Network Supervisor, our network management solution that enables businesses to easily manage their 3Com LAN networks. This version offered new automation built into the software, removing the complexity for the user, yet offering sophisticated features, such as proactive alarm systems to avoid network downtime.

On August 1, 2000,  we  announced  new  easy-to-use  10/100  Megabits per second
(Mbps) LAN switches at an aggressive price, leveraging product cost reductions.

On October 23, 2000,  we announced  new  OfficeConnect  products that help small
business   customers  do  business  on  the  web  while  keeping   secure  their
business-critical information.

On November 6, 2000, we announced a new series of products designed to address the new fundamental needs of modern business: how to make the network run faster, keep people constantly connected and do it all more securely and at the best possible price. This announcement was a significant commitment to the enterprise and small business market. This announcement addressed four key areas: Gigabit Ethernet with SuperStack 3, Web-enablement, wireless LANs and networked telephony.

On February 12, 2001, we announced the newest addition to our networked telephony product family, the SuperStack 3 NBX Networked Telephony Solution. The SuperStack 3 NBX was an expansion of our existing networked telephony product family (NBX 25, NBX 100, Ethernet Power Source) and became available in 45 countries worldwide in April 2001. Our IP private branch exchange (PBX) solution gives customers more capacity, increased reliability, enhanced functionality and 10/100-infrastructure support. The product enhancements and integration with the SuperStack product family positioned us to further advance our lead in this market by winning larger enterprise installations.

On March 6, 2001, we announced NBX Call Center, which is a software solution that gives businesses advanced call center capabilities, such as intelligent call routing, graphical alarms, drag and drop queuing, real-time monitoring and reporting.

On March 14, 2001, we announced new modules for the award-winning SuperStack 3 Switch 4900 family. We established ourselves as the only vendor able to offer both network interface cards (NICs) and switches in an end-to-end Gigabit Ethernet solution. According to Cahners In-Stat first quarter 2001 report, we increased our leadership position in the Gigabit Ethernet-over-Copper switch market by almost 8 percentage points and now hold a 35.7 percent market share.

On March 20, 2001, we announced the 3Com 11 Mbps Wireless LAN solution. This new Wi-Fi-certified offering comes with unique features that make set-up, use, and configuration simple without compromising the rich functionality, reliability and security that small business networks require.

On May 8, 2001, we announced new OfficeConnect Dual Speed Switches that eliminate cabling issues and offer network traffic prioritization for small business customers. This announcement reinforced our commitment to delivering best-in-breed Ethernet switches that are easier to own, install, and manage for small businesses.

On June 11, 2001 we announced the SuperStack(R) 3 Switch 4400, an application-aware, stackable, wirespeed 10/100 Fast Ethernet switch; the SuperStack 3 Switch 4300, a 48-port high-density 10/100 Ethernet switch and; the 3Com(R) Switch 4005, a 10/100/1000 Ethernet modular Layer 3 switch. Our latest version of network management software adds an extra level of management support for all new switches that enable intuitive setup and operation.

Business Connectivity Company

Our Business Connectivity Company is a leading provider of reliable, high-performance access products for the enterprise market. In today's networked world, it is important for people to stay connected while on the move. In order for people to realize the full potential of networked computing, secure and reliable network access must become simple.

BCC is advancing the concept of Universal Connectivity for the enterprise market. The ability to deliver Universal Connectivity hinges on three capabilities: Anytime, Anywhere Access, Reliable Performance and Secure Connections. BCC focuses on solutions delivering this promise of Universal Connectivity for users in networked environments - furthering our long-standing vision of pervasive networking.

Anytime, Anywhere Access

BCC delivers the breadth of technology forms and types for people to connect to information and each other anytime, anywhere. These forms include personal computer (PC) Card Type II and Type III, Mini-PCI, Modem Daughter Card (MDC), Compact Flash, Internal and External universal serial bus (USB), PCI and PCI-X NIC and LAN-on-Motherboard (LOM). Its wide range of connectivity technologies include Ethernet, Fast Ethernet, Gigabit Ethernet, Analog Modem, Wireless LAN and Bluetooth. Innovative software such as Mobile Connection Manager, Wireless Connection Manager and GSM Connection manager deliver one-step mobile configurations and connectivity for multiple LAN and WAN locations.

Reliable Performance

BCC's products have a long-standing reputation for reliable performance. Technologies and features such as Gigabit, Link Aggregation, Self Healing
Drivers, Traffic Prioritization, Failover, Exclusive Line Probing, Parallel Tasking(R) and Digital line guard insure a reliable, high-performance connection. Our reputation for reliability is evidenced by our partnerships with PC original equipment manufacturers (OEMs) and our large installed base in corporate enterprises.

Secure Connections

Network technologies and mobile computing have made global partnerships and e-business initiatives achievable for many companies. With advances in network technologies increasing the ability for users to access networks anytime anywhere, the risks to network security have also increased. 3Com secure NICs and embedded firewall protect enterprise networks from attacks and provide tamper-resistant data protection. Furthermore, with IPSec encryption offloads, IT managers can secure the LAN without sacrificing performance.

Markets and Customers

BCC solutions are targeted for worldwide distribution to enterprise and small business customers via PC OEMs, such as Dell Computer Corp., Gateway Inc.,
Hewlett-Packard Company, and International Business Machines Corp., and resellers and systems integrators. Increasingly, BCC is selling directly to PC manufacturers, who integrate our connectivity products into their product offerings. BCC's branded products are sold primarily through our two-tier distribution channel, which leverages the capabilities of our resellers and channel partners.

Competition

BCC's principal competitor is Intel Corp. Recently, Taiwanese manufacturers have entered the low-end market, which is particularly price-competitive. These companies include Accton Technology Corp., D-Link Systems, Inc., and NetGear Inc.

Current Product Offerings

BCC offers a comprehensive product portfolio that allows users to connect to computer networks easily and reliably. BCC products include:

o 3Com 10, 10/100 and 100 Mbps Ethernet desktop NICs for businesses of all sizes

o 3Com 10/100, 10/100/1000 and 1000 Mbps Ethernet server NICs for businesses of all sizes

o 3Com 10, 10/100, and 10/100LAN+56K Modem PC cards for businesses of all sizes

o    3Com 10 Mbps LAN CompactFlash Cards for Windows CE environments

o    3Com Bluetooth PC Cards

o    3Com Management Software and Embedded Firewall

New Products in Fiscal Year 2001

On September 28, 2000, we announced our entry into the Gigabit Ethernet-over-copper NIC market with new network connections designed for the high-performance, reliability and manageability required in mission critical server applications. The new 3Com 10/100/1000 PCI-X Server NIC gives customers a feature-rich yet simple way to broaden their bandwidth and increase network performance - by as much as 100 times - over existing unshielded twisted pair
(UTP) Category 5 copper wiring.

On November 28, 2000, we announced we would be teaming with Symantec Corporation of Cupertino, Calif., to develop a `best-in-breed' software solution for quick workstation deployment within a Wired for Management framework. Via integrated components from Symantec, our boot services with Symantec Ghost Enterprise software is the industry's premier tool for PC rollout, software and hardware migration, and disaster recovery.

On December 4, 2000, we announced Dual Port server NICs to deliver network availability in space-constrained servers. The new dual port card gives customers instant scalability from a single NIC upgrade using one PCI slot to support two network connections.

On December 11, 2000, we announced the formation of a strategic alliance with Broadcom Corporation relating to deployment of Gigabit Ethernet NIC and LOM solutions. Broadcom is a leading provider of integrated circuits enabling broadband communications.

On May 29, 2001, we announced our Wireless Bluetooth PC Card as one of the first network PC adapters based on the newly ratified 1.1 industry standard for Bluetooth. We are one of nine organizations actively participating in the Bluetooth Special Interest Group (SIG) which helps to drive the standardization and adoption of this important wireless technology designed for quick bursts of low-bandwidth information in a cable replacement application environment. Our Bluetooth PC Card with 3Com Connection Manager for Bluetooth software package and innovative XJACK (R) antenna design connects with Bluetooth-enabled personal devices including notebooks, desktop PCs, cell phones and hand-helds.

CommWorks

CommWorks Corporation, a wholly owned subsidiary of 3Com Corporation, designs, develops and deploys IP-based access infrastructures and service platforms for many of the largest telecommunications service providers in the world. CommWorks' products allow telecommunications service providers to offer new services with the same high availability as the traditional telecommunications network at a much lower cost. CommWorks combines expertise in network integration with experience in custom development to deliver highly specialized solutions that address the specific challenges telecommunications service providers face, such as:

     o    cutting operating costs,

     o    developing new revenue-generating services,

     o    attracting additional network traffic,

     o    differentiating product offerings, and

     o    improving communications for end-users.

CommWorks builds networks that deliver greater functionality, at significantly reduced cost and with the ability to offer multiple services over a single platform. A CommWorks IP network features the following characteristics:

     o Scalability. Carriers need the ability to start small and grow the network as demand increases. CommWorks gives carriers the ability to take their existing network and add new applications without major additions of hardware;

     o Reliability. The benchmark for network reliability is still the public switched telephone network (PSTN). CommWorks networks deployed today by some of the world's largest telecommunications service providers are delivering quality and reliability on a par with - and often better than - the traditional PSTN;

     o Multiple services, common hardware. We offer carriers an IP platform based on common hardware that allows them to deliver multiple services. Regardless of the transport medium (wired, wireless, broadband) or the type of traffic (voice, data, fax, video) we allow the carrier to turn the traffic into revenue-generating services; and

     o Open architecture. Our networks feature open, standards-based interfaces for multi-vendor connectivity. This encourages telecommunications service providers to deploy best-of-breed components and allows them to introduce new services in less time than for a traditional network infrastructure. Commitment to standards and open interfaces allows telecommunications service providers to customize solutions independently at each tier to address individual customer needs.

Markets and Customers

CommWorks' exclusive focus is on the telecommunications service provider market. Of the world's 20 largest telecommunications service providers - representing 71 percent of the world's public telecommunications service revenue - 16 are CommWorks customers.

CommWorks customers in the carrier market include:

     o    Incumbent local exchange carriers (ILECs);

     o    Interexchange carriers (IXCs);

     o    Post, telephone, and telegraph administrations (PTTs);

     o    Competitive Local Exchange Carriers (CLECs); and

     o    Internet Service Providers (ISPs).

Top accounts worldwide include:

     o North America: AT&T, AT&T Canada, Bell Mobility, Quest, MCI/Worldcom, Motorola, SaskTel, Sprint, Sprint PCS, Telus Mobility, Verizon, SBC;

     o Asia: Bharti, China Telecom, China Unicom, Clearcom, Communications Authority of Thailand, Commverge, CTI (Hong Kong), Gosun, Hitachi, Japan Telecom, KDDI, Korea Telecom, New C&C, NTT, Orange, Samsung, Satyam, Siemens (Taiwan), SingTel, SK Telecom, Telecom New Zealand, Telstra, VSNL;

     o Europe: Airtel, Austria Telekom, Blixer, Carrier 1, Cegetel, KPN, Marconi Communications, MediaWays, Portugal Telecom, Prodigios / AOL, Telefonica, Telia;

     o    Latin America:  Avantel / MCI,  Embratel / MCI,  Iusacell,  Telefonica
          (Peru), Vesper, VTR (Chile); and

     o    Middle East: Bezeq, Internet Gold, Turk Telecom

Competition

Principal competitors in the telecommunications service provider market include Cisco Systems, Ericsson, Lucent Technologies, Nortel Networks, Siemens and Sonus.

Current Product Offerings

CommWorks is able to migrate telecommunications service providers to IP, with network solutions based on the CommWorks(R) architecture. Introduced more than two years ago, this three-tier, carrier-class solution architecture allows telecommunications service providers to scale their infrastructure and to rapidly deploy next-generation, enhanced services. The architecture includes:

     o    media processing;

     o    softswitch; and

     o    service creation layers.

The first layer, featuring the Total Control(R) 1000 and Total Control 2000 platforms, performs media gateway functions to integrate multiple traffic types and accommodate disparate networks. Layer Two, the control and network and service management layer, features the CommWorks Softswitch to bridge different signaling and call control protocols, enabling multimedia traffic to traverse disparate networks. Layer Three is the service creation layer, an environment that leverages open interfaces and strategic partners to enable rapid application and service deployment.

The softswitch is an integral component of the CommWorks architecture. It works with multi-service access platforms at layer one to provide end-to-end, carrier-grade IP-based communications. At layer two, it provides media control and management, session control functions and multi-protocol PSTN/IP signaling. At layer three, the softswitch is responsible for critical network services, including accounting, authentication and rating, billing support, directory mapping, and Web provisioning. The back-end services component of the softswitch includes modules that provide network-centric services. The CommWorks softswitch framework also includes feature servers to deliver IP Centrex, Interactive Voice Response, prepaid calling card, and presence management applications in addition to offerings in the area of unified messaging and fax-over-IP.

New Products in Fiscal Year 2001

In June 2000, we unveiled our next-generation Total Control(R) 2000 multiservice access platform. The Total Control 2000 platform is a carrier-class, high-density multiservice platform that will support both wireline and wireless solutions. The platform will address the requirements of telecommunications service providers for a high-density platform as they evolve from circuit-switched networks to more intelligent and efficient IP-based networks. Customer trials of the platform began in mid-2001, with product availability anticipated before the end of the calendar year.

Also in June 2000, we announced the availability of the CommWorks(R) 8210 unified messaging system, which bridges the circuit and packet networks to deliver a robust set of features. The CommWorks 8210 unified messaging system is a network-independent open service platform that gives end-users the freedom to communicate the way they choose with the communication device they prefer. Users can access all their e-mail, voice mail and fax messages from the PSTN, Internet, broadband or wireless network using an array of client devices, including telephones, personal and laptop computers, e-mail clients, Web browsers, wireless handsets, and personal digital assistants.

In November 2000, the new Total Control(R) 1000 Enhanced Data System was introduced. This system delivers higher port densities, enhanced performance and expanded service capabilities on CommWorks' Total Control 1000 multi-service access platform. Two new carrier-class solutions for delivering virtual private network (VPN) services were also unveiled. These VPN solutions are media access independent and can be delivered via cable, DSL, Code Division Multiple Access
(CDMA) wireless or remote access networks.

Also in November 2000, we introduced an end-to-end solution that enables DSL providers to cost-effectively deliver secure VPNs over DSL. The carrier-class VPN over DSL solution integrates the advanced IP service intelligence of the Total Control(R) 500 192-port DSL concentrator with the VPN tunnel-switching capabilities of the Total Control 1000 multi-service access platform.

In December 2000, we announced the availability of an intelligent service provisioning solution for our carrier-class VPN services. The CommWorks(R) 5020 Intelligent Activation System is an end-to-end service activation solution that offers timely and accurate provisioning for numerous service opportunities and networking options; from inexpensive public Internet services to managed, secure, high-speed private network services. This integration eliminates the need for time-consuming, on-site, manual configuration of multiple network elements, enabling telecommunications service providers to drastically reduce the time between the customer's request for service and the actual service activation.

In March 2001, we demonstrated an IP Centrex solution delivered via the Session Initiation Protocol (SIP). IP Centrex delivers the same basic services as traditional Centrex - such as call hold, call transfer, last number look-up and redial, call forward, and three-way calling - via a packet-based, or IP network. At the same time, IP Centrex enables a wide range of creative new IP-based services. IP Centrex brings the creativity of the Internet to the telephony system, allowing rapid service creation, customization and personalization.

On April 4, 2001, we announced we would be developing "universal port" technology that will allow telecommunications service providers to terminate voice, data and fax calls using a "universal" dial access port. Telecommunications service providers using the Total Control 1000 Enhanced Data System from CommWorks can upgrade their systems to universal port status through a software upgrade. The CommWorks Universal Port System will merge current remote access functionality with specific voice-over-IP (VoIP) offerings. Applications supported in the initial product release will include typical dial access; phone-to-phone voice support; real time and store-and-forward fax; support for SIP for call control; and various back-end servers for critical functions like directory mapping and billing. Early field trials of the
CommWorks Universal Port System began in mid-year 2001, with general availability of the product expected before the end of the calendar year.

Also on April 4, 2001, we announced that our Total Control 1000 Enhanced Data System will support V.92, the latest industry standard for dial-up modem technology. CommWorks will support the V.92 standard in its next software upgrade for the Total Control 1000 Enhanced Data System, scheduled for the third quarter of calendar year 2001. For current customers, the V.92 features may be added through a simple software upgrade; no hardware changes are required. For end users, the V.92 modem specification offers a significantly improved Internet connection experience with the ability to switch between voice and data sessions. Telecommunications service providers who upgrade to V.92 can offer their subscribers more features for their dial-up connection, thus enhancing opportunities to retain and grow their customer base.

On April 9, 2001, we announced with TCSI Corporation, a leading provider of innovative network solutions for the telecommunications industry, the launch of a product that offers carrier-class network and service management solutions designed to reduce network operating costs for telecommunications service providers while allowing them to generate more revenue by offering new enhanced services. The CommWorks 5000 Network and Service Management System, a Web-enabled product, is a key component in the CommWorks' three-tiered architecture for IP-based service creation and delivery.

On April 30, 2001, we announced the CommWorks 5025 Unified Messaging System Provisioning Manager which combines the functionality of several software modules to provide a comprehensive solution for the activation and provisioning of new unified messaging services.

On May 21, 2001, we announced the availability of enhanced routing, accounting and reporting features on the Total Control 1000 transaction gateway. The Total Control 1000 transaction gateway is our solution for providing transaction processing services. The gateway is designed to handle hundreds of millions of quick, secure transactions involving the transfer of small amounts of data in a single dial access session. These transactions include credit card authorizations, debit card fund transfers, health benefit authorizations, electronic fund transfers, and other transactions. The Total Control 1000 transaction gateway is used by many of the largest transaction carriers in the United States, and many other telecommunications service providers, enterprises, health care networks, and financial institutions around the world.

On May 30, 2001, we announced we would be adding support for Internet Protocol Version 6 (IPv6) to our Total Control 100 enhanced gigabit routers. The Total Control 100 enhanced gigabit routers will support native IPv6 over a 2.4Gbit/s (OC-48c) line interface, the fastest interface available on any IPv6 router product.

PRODUCT DEVELOPMENT

Our research and development expenditures in fiscal years 2001, 2000, and 1999 were $535.7 million, $597.8 million, and $586.1 million, respectively. Our research and development expenditures span efforts to create new types of products and classes of service as well as to expand and improve our current product lines.

We are now focusing a higher percentage of our research and development investments in several high-growth or emerging areas. In fiscal 2002, we plan to invest a significant amount of our total research and development in Gigabit Ethernet-Over-Copper technology, Voice over IP and Wireless CDMA services, wireless networking products, Layer 3+ switching and IP telephony technologies to accelerate the introduction of new products to market.

Historically, we have incorporated proprietary ASICs into our products to provide key functions, cost efficiency, and the capacity for future upgrades. Customers can benefit from new technologies and enhanced capabilities through inexpensive, simple software upgrades rather than expensive, disruptive hardware replacements. In addition, ASICs facilitate higher density platforms--critical in certain applications, such as high-speed Layer 3 switching--and are less costly to manufacture. We incorporate ASIC technology into many of our products, including NICs, switches, hubs, and remote access equipment.

SIGNIFICANT CUSTOMERS

For the fiscal year ended June 1, 2001, Ingram Micro Inc. (Ingram Micro) accounted for 15 percent of our total sales. For the fiscal year ended June 2, 2000, Ingram Micro and Tech Data Corporation (Tech Data) accounted for 15 percent and 13 percent of our total sales, respectively. For the fiscal year ended May 28, 1999, Ingram Micro and Tech Data accounted for 16 percent and 12 percent of our total sales, respectively.

INTERNATIONAL OPERATIONS

We market our products globally, primarily through subsidiaries, sales offices, and relationships with OEMs and distributors with local presence in all significant global markets. Outside the U.S., we have significant research and development groups in the UK and Ireland. We have manufacturing facilities in Ireland and Singapore. We will continue manufacturing products in our Singapore facility until September 30, 2001, after which time the facility will be utilized as a distribution center. We maintain sales offices in 49 countries outside the U.S.

BACKLOG

In many cases we manufacture our products in advance of receiving firm product orders from our customers based upon our forecasts of worldwide customer demand. Generally, orders are placed by the customer on an as-needed basis and may be canceled or rescheduled by the customer without significant penalty. Accordingly, backlog as of any particular date is not indicative of our future sales. As of June 1, 2001, we do not have backlog orders that cannot be filled within the next fiscal year.

MANUFACTURING

We use a combination of in-house manufacturing and independent contract manufacturers to produce our products. We operate manufacturing facilities in Santa Clara, California; Mount Prospect, Illinois; Blanchardstown, Ireland; and Changi, Republic of Singapore. Purchasing, assembly, burn-in, testing, final assembly, and quality assurance functions are performed at all of these facilities. On June 19, 2001, we announced a contract manufacturing arrangement with Flextronics International (Flextronics) for our high volume server, desktop and mobile products, and our intention to liquidate certain facilities associated with manufacturing operations in fiscal 2002. Those facilities are located in Marlborough, Massachusetts; Mount Prospect, Illinois; and Santa Clara, California. In addition, the Singapore manufacturing facility will transition to become 3Com's Asia-Pacific regional distribution center and regional sales and support office.

INTELLECTUAL PROPERTY AND RELATED MATTERS

The quality of our innovation is reflected in a substantial portfolio of patents covering a wide variety of networking technologies. This ownership of core networking technologies creates opportunities to leverage our engineering investments and develop more integrated, powerful, and innovative networking solutions for customers.

We rely on U.S. and foreign patents, copyrights, trademarks, and trade secrets to establish and maintain proprietary rights in our technology and products. We have an active program to file applications for and obtain patents in the U.S. and in selected foreign countries where a potential market for our products exists. Our general policy has been to seek patent protection for those inventions and improvements likely to be incorporated in our products or that we otherwise expect to be valuable. As of June 1, 2001, we had 578 U.S. patents (including 557 utility patents and 21 design patents) and 103 foreign patents. During fiscal 2001, we filed 349 patent applications in the U.S. Numerous patent applications are currently pending in the U.S. and other countries that relate to our research and development. We also have patent cross license agreements with other companies.

We have registered 95 trademarks in the U.S. and have registered 101 trademarks in one or more of 72 foreign countries. Numerous applications for registration of domestic and foreign trademarks are currently pending.

EMPLOYEES

As of June 1, 2001, we had 8,165 full time employees, of whom 1,994 were employed in engineering, 2,648 in sales, marketing, and customer service, 1,698 in manufacturing, and 1,825 in finance and administration. Our employees are not represented by a labor organization, and we consider our employee relations to be satisfactory.

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

RESTRUCTURING CHARGES

During fiscal 2001 and fiscal 2000, we undertook several initiatives aimed at both changing business strategy as well as improving operational efficiencies. Restructuring charges in fiscal 2001 were $163.7 million and related to the realignment of our business strategy and reduction in force and cost containment efforts. Restructuring charges in fiscal 2000 were $68.9 million, of which $9.9 million related to the separation of Palm from 3Com and $59.0 million related to implementing our change in strategic focus. These charges are discussed further in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2. Properties

We operate in a number of locations worldwide. In fiscal 2001, we had several significant real estate activities.

During the third quarter of fiscal 2001, we leased a new building totaling 78,000 square feet in West Valley City, Utah. The lease will expire in 2007. The facility will be used primarily for office space and research and development activities.

During the third quarter of fiscal 2001, we sold a vacated 296,000 square foot manufacturing and office facility in Morton Grove, Illinois.

We completed an expansion project at the existing Dublin, Ireland manufacturing facility. The construction was completed and fully operational in October 2000. This expansion added 177,000 square feet to the existing 307,000 square feet.

In the first quarter of fiscal 2001, we sold approximately 39 acres of undeveloped land in the San Francisco Bay Area.

We lease and sublease to third-party tenants approximately 317,000 square feet of office and research and development space on our Santa Clara, California headquarters site and approximately 15,000 square feet at our Winnersh site in the UK. The terms of these agreements expire in 2002 and 2003. We also sublease approximately 404,000 square feet of owned manufacturing and office space in the Chicago area, 137,000 square feet of leased office and research and development space in the Boston area, and approximately 132,000 square feet of leased office space in the San Francisco Bay area to third-party tenants. The terms of these agreements expire in 2003, 2002 and 2006, respectively. These locations, as well as other subleased locations, are included in the table below.

Our primary locations include the following:

     Location                  Sq. Ft.           Owned/Leased         Primary Use
     --------                  -------           ------------         -----------
     United States -         1,374,000              Leased            Corporate headquarters, office, customer service,
     San Francisco                                                    research and development, manufacturing,
     Bay Area                                                         distribution, and computer center

                               120,000               Owned            Office, research and development leased to third-party
                                                                      tenant

     United States -         1,149,000               Owned            Office, research and development, customer service,
     Chicago Area                                                     and manufacturing

     United States -           566,000              Leased            Office, research and development, customer service
     Boston Area

     United States -           185,000               Owned            Property vacant; held for sale
     Salt Lake City Area
                                78,000              Leased            Office, research and development

     Asia Pacific -            333,000               Owned            Office, manufacturing, and distribution
     Singapore

     Europe -                  484,000               Owned            Office, research and development, and manufacturing
     Ireland

     Europe -                  283,000           Owned/Leased         Office, research and development, and customer
     UK                                                               service

As part of our initiatives to maximize the efficiency of our facilities, we will be consolidating and liquidating excess real estate in several locations globally over the next 12 to 18 months. We intend to liquidate certain facilities associated with research and development and manufacturing operations located in Marlborough, Massachusetts; Mount Prospect, Illinois; and Santa Clara, California. In addition, the Singapore manufacturing facility will transition to become 3Com's Asia-Pacific regional distribution center and regional sales and support office.

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

Securities Litigation

In December 1997, a securities class action lawsuit captioned Reiver v. 3Com Corporation, et al., Civil Action No. C-97-21083JW (Reiver), was filed in the United States District Court for the Northern District of California. Several similar actions have been consolidated into this action, including Florida State Board of Administration and Teachers Retirement System of Louisiana v. 3Com Corporation, et al., Civil Action No. C-98-1355. On August 17, 1998, the plaintiffs filed a consolidated amended complaint which alleged violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and which sought unspecified damages on behalf of a purported class of purchasers of 3Com common stock during the period from April 23, 1997 through November 5, 1997. In May 2000, 3Com answered the amended complaint. In October 2000, the parties agreed to settle this action and all other related actions, including Adler v. 3Com Corporation, which is discussed below. On February 23, 2001, the Court entered a final judgment approving the settlement.

In October 1998, a securities class action lawsuit, captioned Adler v. 3Com Corporation, et al., Civil Action No. CV777368 (Adler), was filed against 3Com and certain of its officers and directors in the California Superior Court, Santa Clara County, asserting the same class period and factual allegations as the Reiver action. The complaint alleged violations of Sections 25400 and 25500 of the California Corporations Code and sought unspecified damages. The parties agreed to stay this case to allow the Reiver case to proceed. Along with Reiver, this case was settled in October 2000. As part of the settlement, the plaintiffs have agreed to dismiss this action with prejudice. The settlement amount was $259.0 million, of which $9.0 million was recovered from insurance. Accordingly, 3Com recorded a litigation charge of $250.0 million in October 2000.

In November 2000, a shareholder derivative and class action lawsuit captioned Shaev v. Claflin, et al., No. CV794039, was filed in California Superior Court. The complaint alleges that the Company's directors and officers made misrepresentations and/or omissions and breached their fiduciary duties to the Company in connection with the adjustment of employee and director stock options in connection with the separation of the Company and Palm, Inc. It is unclear whether the plaintiff is seeking recovery from 3Com or if the Company is named solely as a nominal defendant, against whom the plaintiff seeks no recovery. The Company and the individual defendants have removed this action to the United States District Court for the Northern District of California, where the action is captioned Shaev v. Claflin, et al., No. CV-01-0009-MJJ. The case was later remanded back to the California Superior Court. Defendants have not responded to the complaint. No trial date has been set.

Intellectual Property

On May 26, 2000, 3Com Corporation filed suit against Xircom, Inc. in the United States District Court for the District of Utah, Civil Action No. 2:00-CV-0436C alleging infringement of U.S. Patents Nos. 6,012,953, 5,532,898, 5,696,660, 5,777,836 and 6,146,209, accusing Xircom of infringement of one or more of the claims of the patents-in-suit by reason of the manufacture, sale, and use of the Real Port and Real Port 2 families of PC Cards, as well as a number of Xircom's Type II PC Modem Cards. Xircom has counter-claimed for a declaratory judgment that the asserted claims of the patents-in-suit are invalid and / or not infringed. This case is currently in the discovery phase. Currently pending before the Court is 3Com's motion for a preliminary injunction on the '209 patent. The Company intends to vigorously pursue this action.

On September 21, 2000, Xircom, Inc. filed an action against 3Com Corporation in the United States District Court for the Central District of California, Civil Action No. Case No.: 00-10198 MRP, accusing 3Com of infringement of U.S. Patents Nos. 5,773,332, 5,940,275, 6,115,257 and 6,095,851, accusing 3Com of infringement by reason of the manufacture, sale, and use of the 3COM 10/100 LAN+Modem CardBus Type III PC Card, the 3COM 10/100 LAN CardBus Type III PC Card, the 3COM Megahertz(R) 10/100 LAN CardBus PC Card, the 3COM Megahertz 10/100 LAN+56K Global Modem CardBus PC Card and the 3COM Megahertz 56K Global GSM and Cellular Modem PC Card. 3Com has counter-claimed for declaratory judgment that the asserted claims of the patents-in-suit are not infringed and/or invalid and that the claims of the 5,940,275 patent are unenforceable. This case is in the discovery phase. Xircom filed a motion for preliminary injunction seeking to enjoin 3Com from the continued manufacture and sale of its Type III PC card products. The motion was heard on March 26, 2001 and was denied by the Court. Currently pending before the Court is 3Com's Motion for Summary Judgment of Non-infringement of the '332 patent. The Company intends to vigorously pursue this action.

On July 6, 2001, Xircom, Inc. filed an action against the Company in the United States District Court for the Central District of California, Civil Action No. 01-5902 GAF (JTLX). Xircom's complaint accuses 3Com of infringement of U.S. Patent No. 6,241,550 by reason of the manufacture, sale, and use of the 3COM 10/100 LAN+Modem CardBus Type III PC Card and the 3COM 10/100 LAN CardBus Type III PC Card. 3Com has not yet answered the Complaint, but an answer and counterclaim will be filed and served in the near future. This action has only recently been filed, but Xircom has threatened to file a motion for preliminary injunction on the '550 patent. That motion has not yet been filed. The Company intends to vigorously pursue this action.

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

         Name               Age     Position
         ----               ---     --------

     Bruce L. Claflin       49      Chief Executive Officer

     Irfan Ali              37      President, CommWorks Corporation

     Dennis Connors         47      President, 3Com Business Connectivity
                                    Company

     John McClelland        56      President, 3Com Business Networks Company

     Gwen McDonald          46      Interim Senior Vice President, Corporate
                                    Services

     Mark D. Michael        50      Senior Vice President, Legal and Government
                                    Relations, and Secretary

     Michael Rescoe         48      Senior Vice President, Finance and Planning,
                                    and Chief Financial Officer

     Janet L. Soderstrom    54      Senior Vice President, Worldwide Marketing
                                    and Brand Management

BRUCE L. CLAFLIN has been 3Com's Chief Executive Officer since January 2001 and President and Chief Operating Officer since August 1998. Prior to joining 3Com, Mr. Claflin worked for Digital Equipment Corporation (DEC) from October 1995 to June 1998. From July 1997 to June 1998, he was Senior Vice President and General Manager, Sales and Marketing at DEC and prior to that he served as Vice President and General Manager of DEC's Personal Computer Business Unit from October 1995 to June 1997. From April 1973 to October 1995, Mr. Claflin held a number of senior management and executive positions at International Business Machines Corporation (IBM). Mr. Claflin serves as a director of Time Warner Telecom.

IRFAN ALI has been President of CommWorks Corporation since December 2000 and, prior to that, he was the Senior Vice President and General Manager of 3Com's Carrier Systems Business Unit, the predecessor to CommWorks Corporation, since March 1999. From October 1997 to March 1999 he was Vice President, Worldwide Marketing of 3Com's Carrier Systems. Prior to joining 3Com, Mr. Ali worked for Newbridge Networks, Inc., where he was Vice President, Marketing from July 1995 to October 1997 and Assistant Vice President, Fast Packet Networks from July 1993 to June 1995. Prior to working at Newbridge Networks, Inc., Mr. Ali was Senior Manager, Market Development for Strategic Technology at Northern Telecom, Inc. from July 1991 to July 1993.

DENNIS CONNORS has been President of 3Com Business Connectivity Company since June 2001. Prior to that, he was 3Com's Senior Vice President of e-Commerce Group from June 2000 to June 2001 and Senior Vice President of Global Customer Service from November 1999 to June 2001. Prior to joining 3Com, Mr. Connors was the Executive Vice President and General Manager of Business Operations and Services for Ericsson, Inc. He also served as Ericsson's Vice President and Global Business Manager for WorldCom in 1997. During his tenure in Private Radio Systems in the Ericsson/General Electric joint venture, Mr. Connors was the Vice President of Global Product Development and Operations from 1995 through 1997, and between 1993 and 1995 Mr. Connors was the Vice President of Marketing and Research and Development.

JOHN MCCLELLAND has been the President of 3Com Business Networks Company since June 2001. Prior to that, he was 3Com's Senior Vice President, Operations from December 2000 to June 2001 and Senior Vice President, Supply Chain Operations from April 1999 to December 2000. Prior to joining 3Com, Mr. McClelland was Chief Industrial Officer for the Philips Consumer Electronics division of Philips International, B.V. from November 1998 to March 1999. Mr. McClelland was Vice President of Manufacturing and Distribution at Digital Equipment Corporation from February 1995 to October 1998. From October 1968 to January 1995, Mr. McClelland held various management positions at IBM. Most recently at IBM, he held the position of Vice President Manufacturing and Distribution, IBM PC Co. from April 1994 to January 1995.

GWEN MCDONALD has been 3Com's Interim Senior Vice President of Corporate Services since May 2001. Prior to that, Ms. McDonald served in various capacities in Human Resources within 3Com for the past 12 years, including vice president of worldwide Human Resources for Staffing and Operations and vice president of worldwide Supply Operations. Prior to joining 3Com, Ms. McDonald was the HR manager for LSI Logic's Santa Clara operations in 1988 and served Fairchild Semiconductor for the 12 years prior to that, holding numerous key HR positions within Fairchild.

MARK D. MICHAEL has been 3Com's Senior Vice President, Legal and Government Relations, and Secretary since May 1999. Mr. Michael served as Senior Vice
President, Legal, General Counsel and Secretary since September 1997. Mr. Michael joined 3Com in 1984 as Counsel, was named Assistant Secretary in 1985, and General Counsel in 1986. Prior to joining 3Com, Mr. Michael was engaged in the private practice of law with law firms in Honolulu, Hawaii from 1977 to 1981 and in San Francisco from 1981 to 1984.

MICHAEL RESCOE has been 3Com's Senior Vice President, Finance and Planning, and Chief Financial Officer since May 2000. Prior to joining 3Com, Mr. Rescoe was the Chief Financial Officer for Intelisys Electronic Commerce in New York in 1999. He also served as the Chief Financial Officer for PG&E Corporation in San Francisco from 1997 through 1999. Before holding that position, Mr. Rescoe was the Chief Financial Officer of Enserch Corporation in Dallas between 1995 and 1997. Previous to his Enserch position, he was the Senior Managing Director (Partner) at Bear Sterns in New York beginning in 1992 through 1995. Prior to 1992, Mr. Rescoe was the Senior Vice President of Corporate Finance at Kidder, Peabody, also in New York.

JANET L. SODERSTROM has been 3Com's Senior Vice President, Worldwide Marketing and Brand Management since October 1999. Prior to joining 3Com, Ms. Soderstrom joined Visa USA in 1985 as Director of Advertising and Marketing. She served as Visa USA's Senior Vice President of Advertising and Marketing, before being appointed as the Executive Vice President of Marketing for Visa International from 1996 through 1999. In the past, Ms. Soderstrom has served on the boards of Winkler Advertising, Decker Communications, the Ad Council and the Association of National Advertisers where she served as Chairman from 1994 through 1996.

PART II

ITEM 5.  Market for 3Com  Corporation's  Common  Stock and  Related  Stockholder
Matters

     Fiscal 2001            High               Low            Fiscal 2000           High           Low
     -----------            ----               ---            -----------           ----           ---
     First Quarter        $ 17.94             $ 9.65          First Quarter        $ 6.53        $ 4.75
     Second Quarter         20.69              12.25          Second Quarter         9.13          5.13
     Third Quarter          13.38               7.13          Third Quarter         17.19          8.25
     Fourth Quarter          7.16               4.55          Fourth Quarter        21.57          7.69

Our common stock has been traded in the Nasdaq stock market under the symbol COMS since our initial public offering on March 21, 1984. The preceding table sets forth the high and low closing sales prices as reported on the Nasdaq stock market during the last two years. As of June 1, 2001 we had approximately 5,488 stockholders of record. We have not paid and do not anticipate that we will pay cash dividends on our common stock.

On July 27, 2000, we distributed to our shareholders in the form of a stock dividend 1.4832 shares of Palm for each outstanding share of 3Com common stock. The stock prices presented above are restated stock prices and reflect the distribution of our ownership in Palm to our shareholders.

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

                                                                              Years ended
                                    ------------------------------------------------------------------------------------------

(In thousands, except                       June 1,            June 2,           May 28,            May 31,           May 31,
per share and employee data)                 2001               2000              1999               1998              1997

------------------------------------------------------------------------------------------------------------------------------
Sales                                     $2,820,881         $4,333,942        $5,202,253        $5,156,016         $5,481,681
Net income (loss)                          (965,376)            674,303           403,874            30,214            500,533
Income (loss) from
  continuing operations                    (969,913)            615,563           364,945            23,046            496,881
Income (loss) per share,
  continuing operations:
  Basic                                      ($2.81)              $1.77             $1.01             $0.07              $1.50
  Diluted                                     (2.81)               1.72              0.99              0.06               1.41
------------------------------------------------------------------------------------------------------------------------------
Total assets                              $3,452,802         $6,603,077        $4,239,159        $3,871,275         $3,504,984

Assets, net of discontinued
   operations                              3,452,802          5,544,840         4,158,879         3,776,901          3,471,766

Working capital, net of
   discontinued operations                 1,397,977          3,181,420         2,111,909         1,839,527          1,527,101

Long-term obligations                         10,536            141,285            94,268            92,135            170,652
Retained earnings                            771,639          1,982,079         1,403,709         1,079,775          1,049,561
Stockholders' equity                       2,505,421          4,043,064         3,196,455         2,807,495          2,228,344

Number of employees                            8,165             10,597            12,543            12,610             13,477
------------------------------------------------------------------------------------------------------------------------------

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Our consolidated financial statements for all periods account for Palm as a discontinued operation, as a result of our decision to distribute the Palm common stock we owned to 3Com shareholders in the form of a stock dividend. Unless otherwise indicated, the following discussion relates to our continuing operations. Subsequent to the distribution to shareholders on July 27, 2000, Palm's operations ceased to be part of our operations and reported results.

RESTRUCTURING ACTIVITIES

During fiscal 2001 and fiscal 2000, we undertook several initiatives aimed at both changing business strategy as well as improving operational efficiencies. We recorded restructuring charges of $163.7 million and $68.9 million in the fiscal years ended June 1, 2001 and June 2, 2000, respectively.

Exit of Analog-Only Modem and High-End LAN/WAN Chassis Product Lines and Separation of Palm

We realigned our strategy in the fourth quarter of fiscal 2000 to focus on high-growth markets, technologies, and products. Operations were restructured around two distinct business models: 1) Commercial and Consumer Networks Business and 2) CommWorks. In support of this new strategy, we exited our analog-only modem and high-end LAN and WAN chassis product lines and completed the separation of Palm. For the fiscal year ended June 1, 2001, we recorded restructuring charges of $13.2 million relating to these activities. For the fiscal year ended June 2, 2000, we recorded net restructuring charges of $59.0 million, consisting of restructuring charges of approximately $125.4 million, partially offset by a gain recognized upon receipt of a warrant to purchase common stock in Extreme Networks, Inc., valued at $66.4 million. We also recorded a credit of $0.2 million and charges of $9.9 million for the fiscal years ended June 1, 2001 and June 2, 2000, respectively, related to the separation of Palm. We completed our restructuring activities associated with the exit of the analog-only modem and high-end LAN and WAN chassis product lines during fiscal 2001.

Global Cost Reduction to Improve Operational Efficiencies

On December 21, 2000, we announced further restructuring activities. The Commercial and Consumer Networks Business and CommWorks operations were restructured to enhance the focus and cost effectiveness in serving their respective markets. Effective for fiscal 2002, three independent businesses - Business Connectivity Company, Business Networks Company and CommWorks Corporation - were formed through this restructuring effort, with each business utilizing central shared corporate services. Additionally, we implemented reduction in force and cost containment actions and exited our consumer Internet Appliance product line to lower the cost structure of the Company and return it to profitability. For the fiscal year ended June 1, 2001, we recorded charges of approximately $150.7 million related to these restructuring initiatives. Subsequent to June 1, 2001, we announced further cost reduction and cash flow generating initiatives. We plan to exit the consumer broadband cable and DSL modem product lines and outsource the manufacturing of high volume server, desktop and mobile connectivity products to Flextronics under a contract manufacturing arrangement. Concurrent with such outsourcing, we intend to consolidate our real estate portfolio including the disposition of excess facilities. We expect to incur more charges related to these restructuring efforts during fiscal 2002. We expect to substantially complete our restructuring activities related to the global cost reduction to improve operational efficiencies by May 2002.

BUSINESS COMBINATIONS AND JOINT VENTURES

We completed the following transactions during the fiscal year ended June 1, 2001:

o During the third quarter of fiscal 2001, we acquired the Gigabit Ethernet NIC business of Alteon WebSystems (Alteon), a wholly-owned subsidiary of Nortel Networks Corporation (Nortel) for an aggregate purchase price of $123.0 million, consisting of cash paid to Nortel of $122.0 million, and $1.0 million of costs directly attributable to the completion of the acquisition. We purchased the Alteon NIC business and are licensing certain Gigabit Ethernet-related technology and intellectual property from Alteon.

     Approximately $22.5 million of the aggregate purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use, and accordingly, was charged to operations in the third quarter of fiscal 2001. A risk adjusted after-tax discount rate of 25 percent was applied to the in-process project's cash flows. This purchase resulted in $86.0 million of goodwill and other intangible assets that are being amortized over an estimated useful life of four years.

o During the second quarter of fiscal 2001, we acquired Nomadic Technologies, Inc. (Nomadic), a developer of wireless networking products that we will incorporate into solutions for both small business and enterprise customers for an aggregate purchase price of $31.8 million, consisting of cash paid to Nomadic of $23.5 million, issuance of restricted stock with a fair value of $3.8 million, stock options assumed with a fair value of $4.3 million, and $0.2 million of costs directly attributable to the completion of the acquisition.

     For financial reporting purposes, the aggregate purchase price was reduced by the intrinsic value of unvested stock options and restricted stock totaling $6.9 million which was recorded as deferred stock-based compensation and is being amortized over the respective vesting periods. Approximately $8.3 million of the aggregate purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use, and accordingly, was charged to operations in the second quarter of fiscal 2001. A risk adjusted after-tax discount rate of 30 percent was applied to the in-process projects' cash flows. This purchase resulted in $18.6 million of goodwill and other intangible assets that are being amortized over estimated useful lives of three to five years.

o During the first quarter of fiscal 2001, we acquired Kerbango, Inc. (Kerbango), developer of the Kerbango(TM) Internet radio, radio tuning system, and radio web site, for an aggregate purchase price of $73.5 million, consisting of cash paid to Kerbango of $52.2 million, issuance of restricted stock with a fair value of $17.2 million, stock options assumed with a fair value of $3.8 million, and $0.3 million of costs directly attributable to the completion of the acquisition. In addition, deferred cash payments to founders and certain former employees totaling $7.7 million were contingent upon certain events through July 2002.

     For financial reporting purposes, the aggregate purchase price, excluding deferred cash payments, was reduced by the intrinsic value of unvested stock options and restricted stock totaling $20.2 million which was recorded as deferred stock-based compensation and was being amortized over the respective vesting periods. Approximately $29.4 million of the aggregate purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use, and accordingly, was charged to operations in the first quarter of fiscal 2001. A risk adjusted after-tax discount rate of 35 percent was applied to the in-process project's cash flows. This purchase resulted in $33.7 million of goodwill and other intangible assets that were being amortized over estimated useful lives of three to five years.

     As part of our efforts to improve profitability, we announced that we would exit the Internet Appliance product line during fiscal year 2001. As a result, we determined that the net unamortized assets had no remaining future value and consequently wrote off the net remaining amounts of deferred stock-based compensation, goodwill, and intangible assets. This included $15.5 million of accelerated amortization of deferred stock-based compensation for qualified terminated Kerbango employees and $21.1 million of net goodwill and intangible assets related to the Kerbango acquisition. These charges were included as part of restructuring charges in fiscal 2001.

o During the first quarter of fiscal 2001, we completed the transfer of our analog-only modem product lines to U.S. Robotics Corporation (New USR), the new joint venture formed with Accton Technology and NatSteel Electronics. We contributed $3.1 million of assets to New USR, for an 18.7 percent investment in the joint venture. U.S. Robotics Corporation has assumed the analog-only modem product line, including U.S. Robotics and U.S. Robotics Courier branded modems.

     During fiscal 2001, we wrote off our $3.1 million investment in New USR as the value of this investment was determined to be other-than-temporarily impaired. The amount was charged to gains (losses) on investments, net.

We completed the following transactions during the fiscal year ended June 2, 2000:

o On April 3, 2000, we acquired Call Technologies, Inc. (Call Technologies), a leading developer of Unified Messaging (UM) and carrier-class Operational Systems and Support (OSS) software solutions for telecommunications service providers, for an aggregate purchase price of $86.0 million, consisting of cash of approximately $73.4 million, assumption of stock options with a fair value of approximately $8.6 million, the assumption of $1.4 million in debt and $2.6 million of costs directly attributable to the completion of the acquisition. Approximately $10.6 million of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use, and was charged to operations in the fourth quarter of fiscal 2000. This purchase resulted in approximately $86.7 million of goodwill and other intangible assets that are being amortized over estimated useful lives of three to seven years.

     During fiscal year 2001, we determined that the downturn in the telecommunications industry resulted in an impairment of the developed OSS technology and related goodwill that arose from the Call Technologies acquisition. These assets were written down $18.2 million to fair value, which was estimated using discounted future cash flows. The impairment charge was included in amortization and write down of intangibles, and is a component of contribution margin for CommWorks as reported in Note 19 of the consolidated financial statements. Remaining net goodwill and intangible assets continue to be amortized over their original useful lives.

o On December 22, 1999, we acquired LANSource Technologies, Inc. (LANSource), a leading developer of Internet and LAN fax software and modem sharing software, for an aggregate purchase price of $15.8 million in cash including $0.2 million of costs directly attributable to the completion of the acquisition. Approximately $2.9 million of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use, and was charged to operations in the third quarter of fiscal 2000. This purchase resulted in approximately $13.3 million of goodwill and other intangible assets that are being amortized over estimated useful lives of two to five years.

     As part of our efforts to improve profitability, we decided that we would exit certain LANSource product lines and license the technology to a former competitor in that market. As a result of this decision, we determined that an impairment of developed technology and related goodwill that arose from the LANSource acquisition had occurred. These assets were written down $1.1 million to their estimated realizable fair value. This amount was included in restructuring charges in fiscal 2001. In addition, we determined that a customer's product line discontinuation resulted in an impairment of a license agreement and related goodwill that arose from the LANSource acquisition. Those assets were determined to have no future value, and accordingly $1.0 million was written off. The impairment charge was recorded in amortization and write down of intangibles, and is a component of contribution margin for CommWorks as reported in Note 19 of the consolidated financial statements. Remaining net intangible assets continue to be amortized over their original useful lives.

o On December 2, 1999, we acquired Interactive Web Concepts, Inc. (IWC), an Internet business consulting, creative design, and software engineering firm, for an aggregate purchase price of $3.5 million in cash including
     $0.1 million of costs directly attributable to the completion of the acquisition. This purchase resulted in approximately $4.1 million of goodwill and other intangible assets that were being amortized over an estimated useful life of three years.

     As part of our efforts to improve profitability, we decided that we would discontinue providing IWC services during fiscal year 2001. As a result, we determined that the net unamortized assets had no remaining future value and consequently wrote off $2.1 million, which was the net remaining amount of goodwill and intangible assets. This amount was included in restructuring charges in fiscal 2001.

We completed the following transactions during the fiscal year ended May 28, 1999:

o On March 5, 1999, we acquired NBX Corporation (NBX), a developer of IP-based telephony systems that integrate voice and data communications over small business LANs and WANs. The aggregate purchase price of $87.8 million consisted of cash of approximately $75.4 million, assumption of stock options with a fair value of approximately $11.9 million, and $0.5 million of costs directly attributable to the completion of the acquisition. Approximately $5.6 million of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use, and was charged to operations in the fourth quarter of fiscal 1999. This purchase resulted in approximately $94.4 million of goodwill and other intangible assets that are being amortized over estimated useful lives of two to seven years.

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

o On January 25, 1999, we entered into a joint venture named ADMTek, Inc. (ADMtek). We contributed approximately $5.3 million in cash for a 44 percent interest in the joint venture and began consolidating the joint venture with our results, due to our ability to exercise control over the operating and financial policies of the joint venture. In September 1999, we sold a portion of our existing interest in ADMTek to our joint venture partner. As a result of this sale, our ownership interest was reduced and we no longer exercised control over the joint venture. Therefore, during the second fiscal quarter of fiscal 2000, we began accounting for this investment using the cost method.

o On November 6, 1998, we acquired EuPhonics, Inc. (EuPhonics), a developer of digital signal processor (DSP)-based audio software that drives integrated circuits, sound cards, consumer electronics, and other hardware. The aggregate purchase price of $8.3 million consisted of cash of approximately $6.6 million, assumption of stock options with a fair value of approximately $1.5 million, and $0.2 million of costs directly attributable to the completion of the acquisition. The charge for purchased in-process technology associated with the acquisition was not material, and was included in research and development expenses in the second quarter of fiscal 1999. This purchase resulted in approximately $10.8 million of goodwill and other intangible assets that were being amortized over estimated useful lives of four years.

     As part of our efforts to change strategic focus in fiscal 2001, we decided that we would exit the products and technology that arose from the EuPhonics acquisition. As a result, we determined that the net unamortized assets had no remaining future value and consequently wrote off $5.8 million, which was the net remaining amount of goodwill and intangible assets. This amount was included in restructuring charges in fiscal 2001.

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal years indicated, the percentage of total sales represented by the line items reflected in our consolidated statements of operations:

                                                                         Fiscal Years Ended
                                                                 ---------------------------------

                                                                 June 1,       June 2,      May 28,
                                                                  2001          2000         1999
                                                                 ---------------------------------
Sales                                                            100.0%        100.0%        100.0%
Cost of sales                                                     81.1          57.1          55.7
                                                                 -----         -----         -----
Gross margin                                                      18.9          42.9          44.3
                                                                 -----         -----         -----
Operating expenses:
     Sales and marketing                                          28.4          22.0          19.5
     Research and development                                     19.0          13.8          11.3
     General and administrative                                    6.5           4.9           4.3
     Amortization and write-down of intangibles                    2.5           0.6           0.4
     Purchased in-process technology                               2.1           0.3           0.2
     Merger-related credits, net                                    --          (0.1)         (0.3)
     Restructuring charges                                         5.8           1.6            --
                                                                 -----         -----         -----
         Total operating expenses                                 64.3          43.1          35.4
                                                                 -----         -----         -----
Operating income (loss)                                          (45.4)         (0.2)          8.9
Net gains on land and facilities                                   6.3           0.6           0.1
Gains (losses) on investments, net                                (0.7)         19.4          (0.1)
Litigation settlement                                             (8.8)           --            --
Interest and other income, net                                     5.1           2.4           1.1
                                                                 -----         -----         -----
Income (loss) from continuing operations before income
  taxes and equity interests                                     (43.5)         22.2          10.0
Income tax provision (benefit)                                    (9.1)          7.9           3.0
Other interests in loss of consolidated joint venture               --            --            --
Equity interest in loss of unconsolidated investee                  --           0.1            --
                                                                 -----         -----         -----
Income (loss) from continuing operations                         (34.4)         14.2           7.0

Income from discontinued operations                                0.2           1.4           0.8
                                                                 -----         -----         -----

Net income (loss)                                                (34.2)%        15.6%          7.8%
                                                                 =====         =====         =====

Comparison of fiscal years ended June 1, 2001 and June 2, 2000

Sales

Fiscal 2001 sales totaled $2.82 billion, a decrease of 35 percent from fiscal 2000 sales of $4.33 billion. During fiscal 2001, our principal operating segments were: 1) Commercial and Consumer Networks and 2) CommWorks.

Commercial and Consumer Networks. Sales of commercial and consumer network products (e.g., switches, desktop NICs, PC cards, LAN telephony, broadband cable and DSL modems, hubs, wireless LANs, and customer service and support) in fiscal 2001 were $2.27 billion, a decrease of 19 percent from fiscal 2000 sales of $2.80 billion. The decrease in sales of commercial and consumer network products when compared to fiscal 2000 was due to significant competitive pressures in our LAN infrastructure, NIC and PC Card product lines, resulting in lower pricing and loss of market share. The market growth for these mature technologies also slowed with the economic downturn in fiscal 2001. The exiting of our large, complex chassis products at the end of fiscal 2000 and cost reduction efforts in fiscal 2001 also resulted in disruptions in sales of our ongoing products. The decrease in sales was partially offset by growth in new product and market segments such as Layer 3+ switching, LAN telephony, wireless LANs and Gigabit-over-copper NICs. We also experienced revenue growth in our consumer cable and DSL modem products, although we announced on June 7, 2001 that we have discontinued these products due to an inability to sustain a profitable business model. Sales of commercial and consumer network products represented 81 percent of total sales in fiscal 2001 compared to 65 percent of total sales in fiscal 2000.

CommWorks. Sales of CommWorks products (e.g., access infrastructures and IP services platforms for network service providers, enhanced data, IP telephony, wireless, cable, and DSL access systems, remote access concentrators) in fiscal 2001 were $0.40 billion, a decrease of 31 percent from fiscal 2000 sales of $0.58 billion. The decrease in sales of CommWorks products when compared to fiscal 2000 was due primarily to the slowdown in the U.S. telecommunications industry, which resulted in a significant decline in revenues from our enhanced data products, partially offset by growth of our wireless CDMA access infrastructure products. Sales of CommWorks products represented 14 percent of total sales in fiscal 2001 compared to 13 percent of total sales in fiscal 2000.

Exited Product Lines. Sales of exited product lines (analog-only modems and high-end LAN and WAN chassis products) in fiscal 2001 were $0.15 billion, a decrease of 84 percent from fiscal 2000 sales of $0.95 billion. The decrease in sales of exited product lines when compared to fiscal 2000 was due primarily to the impact of our business restructuring and change in strategic focus. Sales of exited products represented 5 percent of total sales in fiscal 2001 compared to 22 percent of total sales in fiscal 2000.

Geographic. U.S. sales represented 45 percent of total sales in fiscal 2001 compared to 49 percent in fiscal 2000 and decreased 40 percent when compared to fiscal 2000. International sales in fiscal 2001 decreased 30 percent when compared to fiscal 2000. The overall decline in both U.S. and international sales is largely attributable to the worldwide deteriorating economic conditions, especially the U.S. telecommunications market.

New Operating Segments. Beginning in fiscal 2002, we have implemented a new organizational structure to refine our strategic focus. As a result, the principal operating segments for fiscal 2002 will be: 1) Business Connectivity Company, 2) Business Networks Company and 3) CommWorks. Revenues related to product lines we have exited in fiscal 2001 or have announced discontinuation in fiscal 2002, such as our consumer cable and DSL modems, will be aggregated with other exited products and will be presented separately from our three operating segments beginning in the first quarter of fiscal 2002.

Gross Margin

Gross margin as a percentage of sales was 18.9 percent in fiscal 2001, compared to 42.9 percent in fiscal 2000. Gross margin declined ten percentage points in fiscal 2001 due to reductions in standard margin. The decline in standard margin was primarily caused by a mix shift to lower-margin commercial access and consumer broadband modem products and eroding prices on LAN infrastructure, NIC and PC Card products. Gross margin declined eight percentage points in fiscal 2001 resulting from higher provisions for excess and obsolete inventory due to reduced demand and the discontinuation of our consumer product lines. Gross margin declined six percentage points in fiscal 2001 due to underutilized capacity in our manufacturing plants and commitment shortfalls with subcontract manufacturers. We also recorded a liability related to future contractual commitments with a subcontract manufacturer as a result of our intention to exit our consumer product lines and the reduction in sales demand. We are taking actions to address manufacturing capacity and other supply chain utilization issues through our restructuring efforts. As these efforts are successfully completed, we expect gross margins to improve over fiscal 2001 levels.

Operating Expenses

Operating expenses in fiscal 2001 were $1.81 billion, or 64.3 percent of sales, compared to $1.86 billion, or 43.1 percent of sales in fiscal 2000. Excluding amortization and write down of intangibles charges of $69.7 million, purchased in-process technology charges of $60.2 million, net merger-related credits of $0.7 million, and restructuring charges of $163.7 million, operating expenses would have been $1.52 billion, or 53.9 percent of sales for fiscal 2001. Excluding amortization and write down of intangibles charges of $24.5 million, purchased in-process technology charges of $13.5 million, net merger-related credits of $2.3 million, and restructuring charges of $68.9 million, operating expenses would have been $1.76 billion, or 40.6 percent of sales for fiscal 2000. We are taking actions that are intended to reduce operating expenses in future periods.

Sales and Marketing. Sales and marketing expenses in fiscal 2001 decreased $145.2 million or 15.3 percent from fiscal 2000. Sales and marketing expenses as a percentage of sales increased to 28.4 percent of sales in fiscal 2001 compared to 22.0 percent of sales in fiscal 2000. The year-over-year decrease in sales and marketing expenses in absolute dollars was attributable to lower selling expenses resulting from the decease in sales, the exit of product lines associated with our restructuring activities, reduced headcount, and other cost-containment efforts. These decreases were partially offset by increased spending on corporate advertising and brand recognition programs. The year-over-year increase as a percentage of sales was affected by the decline in sales greater than the decrease in sales force and related expenses as described above.

Research and Development. Research and development expenses in fiscal 2001 decreased $62.1 million, or 10.4 percent, compared to fiscal 2000. Research and development expenses as a percentage of sales increased to 19.0 percent of sales in fiscal 2001 compared to 13.8 percent of sales in fiscal 2000. The year-over-year decrease in research and development expenses in absolute dollars was primarily due to headcount reductions and cost containment efforts, especially in our discontinued and mature product lines. These cost savings were partially offset by additional investments in emerging growth technologies, such as LAN telephony, wireless LANs and next generation wireless access infrastructure carrier products. The year-over-year increase as a percentage of sales was affected by the decline in sales in fiscal 2001, as described above.

General and Administrative. General and administrative expenses in fiscal 2001 decreased $31.0 million or 14.5 percent from fiscal 2000. As a percentage of sales, general and administrative expenses increased to 6.5 percent of sales in fiscal 2001 compared to 4.9 percent of sales in fiscal 2000. The year-over-year decrease in general and administrative expenses in absolute dollars was primarily due to decreased headcount, cost containment efforts, and lower consulting costs associated with our restructuring activities. In addition, provisions for bad debts were significantly lower than fiscal 2000 due to the drop in sales volume. The year-over-year increase as a percentage of sales was affected by the decline in sales in fiscal 2001, as described above, partially offset by the decrease in expenses.

Purchased  In-Process  Technology.  During fiscal 2001, we recorded a charge for purchased in-process technology of approximately $60.2 million associated with the acquisitions of certain assets of Alteon WebSystems (Alteon), Nomadic Technologies (Nomadic) and Kerbango. We continued to develop technologies that were in process at Alteon, Nomadic and Kerbango, as of the dates of the acquisitions. The fair values of the existing products and technology currently under development were determined using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were typically derived from a weighted-average cost of capital analysis, adjusted upward to reflect additional risks inherent in the development life cycle. The costs to be incurred for the projects in process are primarily labor costs for design, prototype development, and testing. As of the acquisition dates, purchased in-process technology was approximately 70 percent complete for Alteon projects and 75 percent complete for both Kerbango and
Nomadic projects. We continued development of nine projects, and spent approximately $0.5 million, $4.8 million and $0.6 million on Alteon, Kerbango and Nomadic projects, respectively, as of June 1, 2001. At the end of fiscal 2001, all purchased in-process technology projects were completed or terminated.

Merger-Related Credits, Net. During fiscal 2001, we recorded net pre-tax merger-related credits of approximately $0.7 million. This net amount reflects adjustments to previously recorded merger and restructuring charges.

Restructuring Charges. During fiscal 2001 and fiscal 2000, we undertook several initiatives aimed at both changing business strategy as well as improving operational efficiencies. Restructuring charges in fiscal 2001 were $163.7 million and related to the realignment of our business strategy and reduction in force and cost containment efforts. Restructuring charges in fiscal 2000 were $68.9 million, of which $9.9 million related to the separation of Palm from 3Com and $59.0 million related to implementing our change in strategic focus.

Net Gains on Land and Facilities.

During fiscal 2001, 3Com finalized the sale of a 39-acre parcel of undeveloped land in San Jose, California to a financial institution, as directed by Palm, for total net proceeds of approximately $215.6 million. 3Com recorded a net gain of $174.4 million related to this sale. In February 2001, 3Com sold a vacated office and manufacturing building in Morton Grove, Illinois for total net proceeds of $12.4 million, resulting in a gain of approximately $4.4 million. During fiscal 2000, we sold our manufacturing facility and related assets in Salt Lake City, Utah and recognized an impairment charge for our remaining Salt Lake City facility held for sale, which together resulted in a net gain of $25.5 million.

Gains (Losses) on Investments, Net

Net losses on investments of $18.6 million were recorded during fiscal 2001, comprised of $117.1 million of net gains realized on sales of publicly traded equity securities and $135.7 million of net losses recognized due to fair value adjustments of investments in limited partnership venture capital funds and write downs for other-than-temporary declines in value of both publicly traded securities and investments in private companies. During fiscal 2000, gains on investments were $838.8 million, comprised of $792.7 million of net gains realized on sales of publicly traded equity securities and $46.1 million of net gains recognized due to fair value adjustments of investments in limited partnership venture capital funds and in private companies acquired by public companies.

Litigation Settlement

We recorded a charge of $250.0 million during fiscal 2001 for the settlement of the Reiver and Adler cases, as discussed in Note 21 to the consolidated financial statements.

Interest and Other Income, Net

Interest and other income, net was $144.6 million in fiscal 2001, compared to $104.3 million in fiscal 2000. The increase of $40.3 million compared to fiscal 2000 was primarily due to higher interest income, attributable to higher average cash and short-term investment balances, as well as higher interest rates.

Income Tax Provision

Our effective income tax benefit rate was 21.0 percent in fiscal 2001 compared to an effective income tax expense rate of 35.5 percent in fiscal 2000. The fiscal 2001 benefit rate was comprised of a tax benefit on the United States federal tax loss, offset by tax provisions in certain foreign countries, a valuation allowance on deferred taxes, and non-deductible expenses related to acquisitions. The valuation allowance reduces deferred tax assets to estimated realizable value. The valuation allowance relates to a portion of the credit and net operating loss carryforwards and other temporary differences for which we believe that realization is uncertain due to various limitations on their use and our operating loss in the current year.

Equity Interest in Loss of Unconsolidated Investee

In fiscal 2000, we invested $7.0 million in OmniSky Corporation (OmniSky). This investment was accounted for using the equity method, resulting in losses of $1.4 million and $5.6 million in fiscal 2001 and 2000, respectively.

Income from Discontinued Operations

Income from discontinued operations includes the results of operations of Palm. Income from discontinued operations for the fiscal year ended June 1, 2001 was $4.5 million, or $0.01 per share, compared to $58.7 million, or $0.16 per share for fiscal 2000.

Comparison of fiscal years ended June 2, 2000 and May 28, 1999

Sales

Fiscal 2000 sales totaled $4.33 billion, a decrease of 16.7 percent from fiscal 1999 sales of $5.20 billion.

Commercial and Consumer Networks. Sales of commercial and consumer network products in fiscal 2000 were $2.80 billion, a decrease of 9 percent from fiscal 1999 sales of $3.09 billion. The decrease in sales of commercial and consumer network products when compared to fiscal 1999 was due to price declines in NICs, price competition and loss of market share in LAN workgroup hubs and switches, and disruption to the sales of on-going products that resulted from our March 20, 2000 announcement to exit certain product lines. Sales of commercial and consumer networks products represented 65 percent of total sales in fiscal 2000 compared to 59 percent of total sales in fiscal 1999.

CommWorks. Sales of CommWorks products in fiscal 2000 were $0.58 billion, an increase of 27 percent from fiscal 1999 sales of $0.46 billion. The increase in sales of CommWorks products when compared to fiscal 1999 was due to strong demand for our CMDA wireless products. Sales of CommWorks products represented 13 percent of total sales in fiscal 2000 compared to 9 percent of total sales in fiscal 1999.

Exited Product Lines. Sales of exited product lines (analog-only modems and high-end LAN and WAN chassis products) in fiscal 2000 were $0.95 billion, a decrease of 42 percent from fiscal 1999 sales of $1.66 billion. The decrease in sales of exited product lines when compared to fiscal 1999 was due to increased price competition and the loss of market share in these markets. In addition, as a result of our March 20, 2000 announcement that we would be exiting these product lines, we experienced a significant decrease in sales related to these products in the fourth quarter of fiscal 2000. Sales of exited products represented 22 percent of total sales in fiscal 2000 compared to 32 percent of total sales in fiscal 1999.

Geographic. U.S. sales represented 49 percent of total sales in fiscal 2000 compared to 51 percent in fiscal 1999 and decreased 21 percent when compared to fiscal 1999. International sales in fiscal 2000 decreased 12 percent when compared to fiscal 1999. The overall decline in both U.S and international sales was largely attributable to our decision to exit our high-end LAN and WAN chassis and analog-only modem product lines as part of our restructuring initiative. International sales reflected strong growth in the Asia Pacific region, offset by lower sales in Europe.

Gross Margin

Gross margin as a percentage of sales was 42.9 percent in fiscal 2000, compared to 44.3 percent in fiscal 1999. The decline in gross margins in fiscal 2000 was due to the impact of our business realignment on our fourth quarter results, partially offset by higher gross margin performance during our first three fiscal quarters. For the first three quarters of fiscal 2000, the gross margin percentage was 46.5 percent. The higher gross margin performance during the first three quarters of fiscal 2000 was primarily due to improvements in our inventory management, which resulted in reduced manufacturing period costs, partially offset by higher costs for certain product components. During the fourth quarter of fiscal 2000, gross margins were lower due to reduced sales volumes associated with our restructuring activities. In addition, we incurred one-time charges of $55.5 million within cost of sales primarily related to excess and obsolete inventory, warranty reserves, and return and rebate programs in connection with the exiting of certain product lines. The gross margin percentage in the fourth quarter of fiscal 2000 was 25.8 percent. For fiscal 2000 in total, the decline in the gross margin percentage was relatively small because the fourth quarter impact was moderated by higher gross margins during our first three fiscal quarters.

Operating Expenses

Operating expenses in fiscal 2000 were $1.86 billion, or 43.1 percent of sales, compared to $1.84 billion, or 35.4 percent of sales in fiscal 1999. Excluding amortization and write down of intangibles of $24.5 million, purchased in-process technology charges of $13.5 million, net merger-related credits of $2.3 million and restructuring charges of $68.9 million, operating expenses would have been $1.76 billion, or 40.6 percent of sales for fiscal 2000. Excluding amortization and write-down of intangibles of $19.6 million, a purchased in-process technology charge of $10.6 million, and net merger-related credits of $17.6 million, operating expenses would have been $1.83 billion, or
35.2 percent of sales for fiscal 1999.

Sales and Marketing. Sales and marketing expenses in fiscal 2000 decreased $66.5 million, or 6.6 percent from fiscal 1999. Sales and marketing expenses as a percentage of sales increased to 22.0 percent of sales in fiscal 2000 compared to 19.5 percent of sales in fiscal 1999. The year-over-year decrease in sales and marketing expenses in absolute dollars was attributable to lower sales force expenses and reduced spending on marketing programs related to non-strategic product lines. The year-over-year increase as a percentage of sales was affected by the sharp decline in sales in the fourth quarter of fiscal 2000, as described above, partially offset by the lower sales force expenses and reduced spending on marketing programs related to non-strategic product lines.

Research and Development. Research and development expenses in fiscal 2000 increased $11.7 million or 2.0 percent compared to fiscal 1999. Research and development expenses as a percentage of sales increased to 13.8 percent of sales in fiscal 2000 compared to 11.3 percent of sales in fiscal 1999. The year-over-year increase in research and development expenses in absolute dollars was primarily due to increased investments in our then-targeted high-growth, emerging product lines: multi-services access to carrier networks, LAN telephony, broadband access (primarily cable and DSL), wireless access, home networking, and internet appliances, partially offset by decreased spending related to mature product lines such as analog modems. The year-over-year increase as a percentage of sales was affected by the sharp decline in sales in the fourth quarter of fiscal 2000, as described above, as well as the increased investments in our then-targeted emerging growth product lines.

General and Administrative. General and administrative expenses in fiscal 2000 decreased $14.5 million or 6.4 percent from fiscal 1999. As a percentage of sales, general and administrative expenses increased to 4.9 percent of sales in fiscal 2000 compared to 4.3 percent of sales in fiscal 1999. The year-over-year decrease in general and administrative expenses in absolute dollars was primarily due to lower bad debt expenses, which resulted from an increased rate of collection of past-due accounts, partially offset by higher spending on employee incentive programs and higher consulting costs. The year-over-year increase as a percentage of sales was affected by the sharp decline in sales in the fourth quarter of fiscal 2000, as described above, as well as the increase in spending on employee incentive programs and consulting, partially offset by decreased bad debt expenses.

Purchased In-Process Technology. During fiscal 2000, we recorded a charge for purchased in-process technology of approximately $13.5 million associated with the acquisitions of certain assets of Call Technologies and LANSource. We continued to develop technologies that were in process at Call Technologies and LANSource, as of the dates of the acquisitions.

Merger-Related Credits, Net. During fiscal 2000, we recorded net pre-tax merger-related credits of approximately $2.3 million. This net amount reflects adjustments to estimates for previously recorded merger and restructuring charges.

Restructuring Charges. During fiscal 2000, we took steps to refocus our business strategy, change our growth profile, and streamline our operations. This included the separation and IPO of Palm and the realignment of our strategy to focus on high-growth markets, technologies, and products. Restructuring charges in fiscal 2000 were $68.9 million, of which $9.9 million related to the separation of Palm from 3Com and $59.0 million related to implementing our change in strategic focus.

Net Gains on Land and Facilities

During fiscal 2000, we sold our manufacturing facility and related assets in Salt Lake City, Utah and recognized an impairment charge for our remaining Salt Lake City facility held for sale, which together resulted in a net gain of $25.5 million. During fiscal 1999, we recorded a $4.2 million net gain on the sale of land in California.

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

Equity Interest in Loss of Unconsolidated Investee

In accordance with equity method accounting for our investment in OmniSky, we recorded a $5.6 million charge for equity interest in loss of unconsolidated investee in fiscal 2000.

Income from Discontinued Operations

Income from discontinued operations includes the results of operations of Palm. Income from discontinued operations for the fiscal year ended June 2, 2000 was $58.7 million, or $0.16 per share, compared to $38.9 million, or $0.10 per share, for fiscal 1999.

BUSINESS ENVIRONMENT AND INDUSTRY TRENDS

Industry trends and specific risks may affect our future business and results in our business. Some of the factors that could cause future results to materially differ from past results or those described in forward-looking statements include the matters discussed below.

Our business has been adversely impacted by the worldwide economic slowdown and related uncertainties

Weaker economic conditions worldwide, particularly in the U.S. and Europe, have contributed to the current technology industry slowdown and impacted our business resulting in:

o    reduced demand for most of our products;

o    increased risk of excess and obsolete inventories;

o    increased price competition for our products;

o    excess manufacturing capacity under current market conditions; and

o    higher overhead costs, as a percentage of revenues.

Additionally, these economic conditions are making it very difficult for 3Com, our customers and our vendors to forecast and plan future business activities. This level of uncertainty severely challenges our ability to operate profitably or to grow our business. In particular, it is difficult to develop and implement strategy, sustainable business models and efficient operations, and effectively manage contract manufacturing and supply chain relationships. If the economic or market conditions continue or further deteriorate, this will have a material adverse impact on our financial position, results of operations and cash flow.

We are restructuring to operate as three independent businesses

We have recently restructured our commercial and carrier systems operations to form three independent businesses -- 3Com Business Connectivity Company (BCC), 3Com Business Networks Company (BNC) and CommWorks Corporation (CommWorks) -- with each business using certain central shared corporate services. Each business has a dedicated management team focusing on developing and executing its own business strategies, assessing and meeting the needs of its customers and implementing sustainable efficient operations.

We cannot be certain that we will be able to  effectively  implement  and manage the  restructuring of the company into three  independent  businesses or that we can properly manage these businesses or that each of the businesses can successfully run its own independent operations. We previously operated as a single integrated company and, therefore, may lack experience or operational history in managing independently run businesses. Also, the management teams of each of the businesses may lack the requisite expertise or experience to successfully manage and operate independent businesses. There could be additional changes in the management teams as the teams begin to operate independently, thereby causing further disruption in both the specific business and our combined operations. In addition, this restructuring may likely cause significant diversion of management time and resources from other business activities.

Failure to effectively implement and manage this restructuring or to properly manage three independent business operations or failure of the three businesses to sustain efficient operations or to successfully implement their business strategies will likely cause further deterioration in revenues, significantly compromise our on-going business prospects and materially impair our overall financial performance.

Cost and expense reductions are critical to achieving positive cash flow and profitability

We are continuing efforts to reduce our expense structure. In fiscal 2002, we plan to reduce fixed costs by completing our previously announced reduction-in-force plans, substantially increasing outsourcing of our manufacturing, disposing of excess facilities and completing our exit from the broadband cable and DSL consumer modem and Internet Appliance businesses. We believe strict cost containment and expense reductions are essential to achieving positive cash flow and profitability for the company, especially since we have experienced a decline in revenues sequentially for the last three quarters and the outlook on future quarters is unclear given the general economic conditions. A number of factors could preclude us from successfully bringing costs and expenses in line with our revenues, including unplanned-for use of cash (see Business Environment and Industry Trends - "Future cash requirements or restrictions on cash could have a negative impact on our financial position"), inability to accurately forecast business activities and further deterioration of our revenues. If we are not able to effectively reduce our costs and achieve an expense structure commensurate with our business activities and revenues, we may have inadequate levels of cash for operations or for capital requirements, which could significantly harm the company's ability to operate its business.

We have recently changed our manufacturing strategy to increase contract manufacturing

We have recently changed our manufacturing strategy so that more of our products will be sourced from contract manufacturers. On September 30, 2000 we sold our Mt. Prospect, Illinois manufacturing and distribution operation to Manufacturers' Services Ltd. (MSL) and entered into a supply agreement with MSL to manufacture CommWorks products, broadband modems and certain mobile products for us. On June 19, 2001 we announced a contract manufacturing arrangement with Flextronics for our high volume server, desktop and mobile products, and the intended sale of the facilities associated with those manufacturing operations. The cost, quality, performance and availability of third-party manufacturing operations are and will be essential to the successful production and sale of many of our products. The inability of any contract manufacturer to meet our cost, quality, performance and availability standards could adversely impact our financial condition or results of operations. We may not be able to provide contract manufacturers with product volumes that are high enough to achieve sufficient cost savings. For example, because we have exited certain businesses and the manufacturing volume we provide to MSL is below the contractual minimum requirements, we may be subject to financial liabilities. Also, our ability to control the quality of products produced by contract manufacturers may be limited and quality issues may not be resolved in a timely manner which could adversely impact our financial condition or results of operations.

The smooth transition from internal manufacturing to contract manufacturing by a third party is critical to our success. Failure to implement and manage a successful transition may cause severe disruptions in our supply chain that will affect cost, quality and availability of products. Additionally, from time to time we may change our arrangements with contract manufacturers, especially where such arrangements are uneconomical. Such changes in arrangements with contract manufacturers may also cause disruptions in our supply chain or result in financial penalties if such transition is not managed properly.

Many factors may impact our ability to implement these changes, including our ability to manage the implementation internally, sustain the productivity of our workforce, quickly respond to and recover from unforeseen events associated with these changes, such as the potential for a sustained economic downturn and reduced demand for our products.

We face increased competition and our financial performance and future growth depend upon sustaining leadership positions in our existing markets and successfully targeting new markets

Competitive challenges faced by 3Com are likely to arise from a number of factors, including: industry volatility resulting from rapid development and maturation of technologies; industry consolidation resulting in companies with greater financial, marketing and technical resources; increasing price competition in the face of weakening economic conditions and excess inventories; and continuing silicon integration of networking products. 3Com competes in three specific markets that serve enterprise and service provider customers. Our principal competitors in the enterprise networking market include Avaya, Cisco, Enterasys (Cabletron), Hewlett-Packard, Lucent and Nortel. In the connectivity market, our principal competitor is Intel; other competitors include Accton, D-Link and NetGear. Principal competitors in the telecommunications service provider market include Cisco, Ericsson, Lucent, Nortel, Siemens and Sonus. Our competitors range from large, diversified telecommunications equipment and networking companies to smaller companies with a more specialized focus. As siliconization continues and networking functions become more embedded on the motherboard, we are increasingly facing competition from parties who are also our current suppliers of products. Our failure to compete successfully against current or future competitors could harm our business, operating results or financial condition. Likewise, integration of networking, communications, and computer processing functionality on a reduced number of semiconductor components may adversely affect our future sales growth and operating results.

We are investing a significant proportion of our resources in several emerging product lines in markets that are expected to grow at a significantly higher rate than the networking industry average. These emerging product lines include Gigabit Ethernet-Over-Copper technology, Voice over IP and CDMA services, wireless networking products, Layer 3+ switching and IP telephony. We expect these product lines to account for a higher percentage of our future sales over time, although the markets for these products and solutions are still emerging and may not develop to our expectations. Industry standards for some of these technologies are yet to be widely adopted and the market potential remains unproven. If these markets do not grow at a significant rate or if we do not increase our sales in these product lines, our financial results would be adversely affected and we might need to change our business strategy.

Also, in the markets in which we compete, products have short life cycles. Therefore, our success depends on our ability to identify new market and product opportunities, to develop and introduce new products in a timely manner, and to gain market acceptance of new products, particularly in our targeted emerging markets. Any delay in new product introductions, lower than anticipated demand for our new products or higher manufacturing costs could have an adverse affect on our operating results or financial condition, particularly in those product markets we have identified as emerging high-growth opportunities.

Demand forecasting, increased contract manufacturing and historical components shortages continue to pose major supply chain risks

Current business conditions and operational challenges in managing our supply chain affect our business in a number of ways:

o    certain key components, in the recent past, have had limited availability;

o there are a smaller number of suppliers and we have narrowed our supplier base;

o    our ability to accurately forecast demand is diminished;

o our significantly increased reliance on third-party manufacturing places much of the supply chain process out of our direct control and heightens the need for accurate forecasting;

o    our present supply capabilities exceed our current needs.

Some key components of our products and some services that we rely on are currently available only from single or limited sources. In addition, some of our suppliers are also our competitors. We cannot be certain that in the future our suppliers will be able to meet our demand for components in a timely and cost-effective manner.

Increasingly, we have been sourcing a greater number of components from a smaller number of vendors. Also, there has recently been a trend toward consolidation of vendors of electronic components. This greater reliance on a smaller number of suppliers and the inability to quickly switch vendors increase our risk of experiencing unfavorable price fluctuations or a disruption in supply, particularly in a supply constrained environment.

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

Excess manufacturing capacity and third-party commitments may negatively impact our operations

Because we have outsourced significant manufacturing operations to contract manufacturers and have exited a number of businesses, we now have excess manufacturing capacity in existing facilities. We are currently restructuring our operations and implementing cost containment activities to eliminate this excess capacity, including the announced intention to consolidate our real estate portfolio and facilities associated with our former manufacturing operations such as the Mt. Prospect, Illinois and Marlborough, Massachusetts campuses and parts of the Santa Clara, California campus. We will also be transitioning our Singapore facility to become the Asia Pacific region distribution center and office location for sales management, IT, training and customer service and support operations. Our ability to reduce our excess manufacturing capacity and to consolidate facilities may be made more difficult by further weakening of the networking industry and worsening of general economic conditions in the United States and globally. If we are unable to reduce our excess manufacturing capacity and facilities, this may negatively impact our operations, cost structure and financial performance.

We enter into minimum quantity or other non-cancelable commitments as needed. For example, we have committed to minimum purchases of product components from a subcontractor through September 2002. This type of agreement subjects us to risk depending on future events. If, for example, sales volumes of certain products fluctuate significantly or we shift our production elsewhere, we may be unable to meet our commitments. This may result in financial or other liabilities that adversely affect our financial results.

Future cash requirements or restrictions on cash could have a negative impact on our financial position

We incurred a loss in fiscal 2001 and failed to achieve positive cash flow from operations. We do not expect to be profitable from operations for several quarters and may continue to incur negative cash flow. If the negative cash flow continues, our liquidity and ability to operate our business would be severely adversely impacted. Additionally, our ability to raise financial capital may be hindered due to our operational losses and negative cash flows, reducing our operating flexibility.

The following items could require unexpected future cash payments or restrict our use of cash:

o Acceleration of payment obligations or inability to refinance current leasing arrangements;

o Inability to dispose of or mortgage real estate holdings in a timely manner or at our anticipated price;

o Legal or contractual restrictions on or capital call obligations relating to equity investments; and

o Taxes due upon the transfer of cash held in foreign locations or pledged as collateral for financial instruments

We have commitments related to lease arrangements in the U.S., under which we have an option to purchase the properties for an aggregate of $317 million, or at the end of the lease, arrange for the sale of the properties to a third party. These leases also contain financial covenants, including overall net worth and "coverage ratio" covenants, that we must maintain. While we believe that we are in compliance as of June 1, 2001, we have had discussions with the lessors regarding the interpretation of certain covenants. If it were determined that we were not in compliance, the leases could potentially be terminated, resulting in an acceleration of the obligation to purchase or arrange for the sale of the related properties (with recourse back to us if the sale is less than the option price). We have the right to prepay these leases without penalty or adverse consideration. We also maintain cash deposits with the lessors that will be restricted as to transfer or withdrawal if we are in default on the leases. If our financial performance does not sufficiently improve then we may trigger a default by virtue of being in violation of one or more of the financial covenants that, in turn, could lead to an acceleration of the lease payments. The technology sector downturn and general economic conditions have heavily impacted the current real estate market in the locations where our properties are located. It is uncertain if we can timely consolidate the real estate portfolio and liquidate holdings or if we can generate enough cash from sales to third parties to fund the required payments under the operating leases. In such event, we may be required to make unplanned-for expenditures of cash, thereby lowering the cash of the company. We believe we have sufficient financial resources, including cash and short term investments, to retire these leases.

Further, as we engage in efforts to consolidate our real estate portfolio and liquidate certain real estate holdings, we may enter into financial transactions such as sale-leaseback or mortgage arrangements that may subject us to additional financial covenants and restrictions; thereby reducing our operating flexibility.

We maintain certain cash deposits in foreign locations, portions of which may be subject to significant tax or tax withholding upon transfer or withdrawal.

The above cash requirements or restrictions could lead to an inadequate level of cash for operations or for capital requirements, which could have a material negative impact on our financial position and significantly harm the company's ability to operate its business.

Retaining key management and employees are critical to our success

Our success depends upon retaining and recruiting highly qualified employees and management personnel. This is especially important in the new structure of the three independent businesses since each management team must possess the skills, experience and talent to run its business on an independent basis. However, we face severe challenges in attracting and retaining such employees and management personnel. The significant downturn in our business environment had a negative impact on our operations. We are currently restructuring our operations and have taken actions to reduce our workforce and implement other cost containment activities. These actions could lead to disruptions in our business, reduced employee morale and productivity, increased attrition and problems with retaining existing employees and recruiting future employees and increased financial costs.

Recruiting and retaining skilled personnel, including engineers, to replace attrition and grow emerging businesses continues to be highly competitive. At certain locations where we operate, including the Silicon Valley area, the cost of living is extremely high and it may be difficult to attract and retain quality employees and management personnel at a reasonable cost. If we cannot successfully recruit and retain such persons, product introduction schedules, customer relationships, operating results and financial condition may become impaired and our overall ability to compete may be adversely affected.

A significant portion of our revenues is derived from sales to a small number of customers who may decide not to purchase our products in the future

We distribute many of our BCC and BNC products through two-tiered distribution channels that include distributors, systems integrators and value-added resellers. We also sell to PC Original Equipment Manufacturers (PC OEMs) and telecommunications service providers. Significant portions of our sales are made to a few customers. For fiscal 2001, Ingram Micro and Tech Data, both of whom primarily sell our BCC and BNC products, represented approximately 15% and 7% of our total sales, respectively. One PC OEM represented approximately 17% of our overall PC OEM sales of BCC products for fiscal 2001. For CommWorks products, a significant portion of sales is concentrated with the major telecom infrastructure companies. We cannot be certain that these customers will continue to purchase our products at current levels. Additionally, consolidation among distributors is reducing the number of distributors in the North American market and, in an effort to streamline our operations, we may increase focus of our resources on selected distributors. Because our sales are becoming more concentrated among a smaller number of customers, our results of operations, financial condition, or market share could be adversely affected if our customers:

o stop purchasing our products or focus more on selling our competitors' products;

o    reduce, delay, or cancel their orders; or

o experience competitive, operational, or financial difficulties, impairing our ability to collect payments from them.

Additionally, sales of our CommWorks products have in the past fluctuated more dramatically based upon timing of individual transactions because of the smaller number of customers and higher dollar amount of each sale. Therefore revenues in any particular quarter from our CommWorks products may be more prone to and adversely affected by operational decisions of individual customers.

BCC and BNC depend on distributors whose reductions in our inventory could negatively impact our operations

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

Changes in product mix to lower margin BCC products may negatively impact our revenues and margins

We sell our network access products to PC OEMs as well as to distributors who, in turn, sell to commercial enterprises. Sales to distributors typically generate higher average selling prices (ASPs) and gross margins than sales to PC OEMs. The trend over the past several years has shifted sales from two-tier distribution to PC OEMs so that our revenue from PC OEM sales has increased as a percentage of our total revenues while our revenue from distribution sales has decreased as a percentage of our total revenues. This mix shift towards PC OEMs has lowered the ASPs for our products. If this trend continues and we cannot lower our costs of the products or transition customers to products with higher ASPs, then our margins will be reduced and our financial results will be adversely impacted.

We derive a significant portion of our commercial access sales from PC OEMs such as Dell Computer, Gateway, Hewlett-Packard, and IBM, all of which are manufacturers that incorporate our NICs, PC cards, Mini-PCI or chipsets into their products. Ethernet connectivity to the corporate LAN is an established technology and we are beginning to see the incorporation of 10/100 Mbps Ethernet access product features into lower-priced form factors. For desktop computers, we are seeing a migration from the NIC form factor to LOM. For laptop computers, the transition is from PC cards to Mini-PCI and LOM. We expect that PC OEMs will increasingly purchase the lower-priced form factors of established technology products, as opposed to the higher-cost form factors unless we are able to add innovative features at comparable cost. If this trend continues and we cannot lower our costs of the products or transition customers to products with higher ASPs, then our margins will be reduced and our financial results will be adversely impacted.

Continued slowdown in the telecom industry capital expenditures may negatively impact CommWorks revenues

CommWorks customers in our carrier market include incumbent local exchange carriers (ILECs); interexchange carriers (IXCs); post, telephone and telegraph administrations (PTTs); Internet service providers (ISPs) and other alternative service providers. The recent economic and market slowdown, capital expenditure restrictions and excess capacity in the telecom industry has adversely impacted us, as most of our service provider customers have sharply reduced their spending levels. Also, certain segments of the telecom industry have been adversely impacted by large financial expenditures for wireless licenses. A continued slowdown in the telecom industry and in capital expenditures could have a material adverse effect on our sales and financial results.

Additionally, the recent economic and market slowdown has led to a number of smaller ILECs and ISPs going out of business or consolidating. This may adversely impact our financial performance due to increased competition for CommWorks and further concentration of the CommWorks customer base (see Business Environment and Industry Trends - "We face increased competition and our financial performance and future growth depend upon sustaining leadership positions in our existing markets and successfully targeting new markets" and "A significant portion of our revenues is derived from sales to a small number of customers who may decide not to purchase our products in the future").

Our current and future decisions to exit certain product lines may have unforeseen negative impacts to our business

We announced on June 7, 2001 and March 21, 2001, respectively, that we are exiting our broadband cable and consumer DSL modem and consumer Internet Appliance businesses. The decision to exit these businesses may adversely impact our ongoing relationships with our channel partners and end customers since many of the channel partners and end customers for our on-going businesses also purchased the products that we are discontinuing. These channel partners and customers may perceive our remaining products as not being part of a larger integrated or complementary solution. Also, they may question our commitment to their markets and therefore shift to products from alternative vendors. Customers and channel partners may also attempt to return products already purchased by them or cancel orders recently placed. We have experienced a certain level of such returns and cancellations and expect that they will continue into the first quarter of our fiscal 2002. In certain cases, we continue to be subject to certain long-term contractual commitments for sale or maintenance of products. We may incur additional expenses into the first quarter of our fiscal 2002 associated with resolving these contractual commitments.

Additionally, we may consider exiting other businesses that do not meet our goal of delivering appropriate financial returns in a reasonable amount of time. Our decision to exit future businesses could result in increased employee costs (such as severance, outplacement and other benefits), contract breakage costs and asset impairments. We may also experience delays in the execution of our plan to exit a business that may create disruptions in our transactions with suppliers and customers.

The role of acquisitions will be limited, which may negatively impact our growth and increased reliance on strategic relationships could create competitive and market risks

We are currently focusing on achieving positive cash flow and profitability from our current operations. Accordingly, we expect that our acquisitions of businesses or product lines will decrease in comparison to historical levels. The networking business is highly competitive and our failure to pursue future acquisitions could hamper our ability to enhance existing products and introduce new products on a timely basis. Future consolidations in the networking industry may result in new companies with greater resources and stronger competitive positions and products than us. Furthermore, companies may be created that are able to respond more rapidly to market opportunities. Continued consolidation in our industry may adversely affect our operating results or financial condition.

We will increasingly rely on strategic relationships rather than acquisitions to develop new technologies, enhance existing products and exploit market potentials. These strategic relationships can present additional problems since, in most cases, we must compete in some business areas with companies with which we have strategic alliances and, at the same time, cooperate with the same companies in other business areas. If these companies fail to perform, or if these relationships fail to materialize as expected, we could suffer delays in product or market development or other operational difficulties. Furthermore, our results of operations or financial condition could be adversely impacted if we experience difficulties managing relationships with our partners or if projects with partners are unsuccessful. In addition, if our strategic partners are acquired by third parties or if our competitors enter into successful strategic relationships, the competition that we face may increase.

Certain of our international markets are risky and may negatively impact our operating results

We operate internationally and expect that international markets will continue to account for a significant percentage of our sales. The recent economic slowdown in the United States and Europe has already had and is likely to continue to have a negative effect on various international markets in which we operate such as Asia and Latin America. Some international markets are characterized by economic and political instability and currency fluctuations that can adversely affect our operating results or financial condition. Unforeseen conditions and events will positively or negatively impact the level of international sales or our international operations in different regions. For example, the recent strength of the U.S. dollar relative to other countries' currencies has made our products more expensive than locally manufactured products, thereby negatively impacting demand for our products. Also, our contract manufacturers manufacture many of our products overseas, sometimes in politically or economically unstable countries. Should international regions experience economic or political instability, our results of operations may be adversely affected, our ability to forecast demand for our products may also be impeded and our supply of products may be interrupted.

Our  reliance  on  industry  standards,  a  favorable  regulatory   environment,
technological change in the marketplace and new product initiatives may cause our revenues to fluctuate or decline

Our success also depends on:

o    the timely adoption and market acceptance of industry standards;

o    resolution of conflicting U.S. and international industry standards;

o requirements created by the convergence of technology such as Voice-over Internet Protocol (VOIP);

o    the  timely  introduction  of  new  standards-compliant  products;  and

o    a favorable regulatory environment.

Slow market acceptance of new technologies and industry standards could adversely affect our results of operations or financial condition. In addition, if our technology is not included in the industry standard on a timely basis or if we fail to achieve timely certification of compliance to industry standards for our products, our sales of such products could be adversely affected. There are a number of new product initiatives, particularly in the area of wireless access, IP telephony, and broadband access that could be impacted by new or revised regulations, which in turn could adversely affect our results of operations or financial condition.

Our customer order fulfillment fluctuates and may negatively impact our operating results

The timing and amount of our sales depend on a number of factors that make estimating operating results prior to the end of any period uncertain. For example, BCC and BNC do not typically maintain a significant backlog and sales are partially dependent on our ability to appropriately forecast product demand. In addition, our customers historically request fulfillment of orders in a short period of time, resulting in limited visibility to sales trends and potential pricing pressures. Consequently, our operating results depend on the volume and timing of orders and our ability to fulfill orders in a timely manner. Historically, sales in the third month of the quarter have been higher than sales in each of the first two months of the quarter. Recently this pattern has become more pronounced, which may increase the risk of unforeseen events negatively impacting our financial results. Non-linear sales patterns make business planning difficult, and increase the risk that our quarterly results will fluctuate due to disruptions in functions such as manufacturing, order management, information systems, and shipping.

We face tax and equity dilution risks as a result of our spin-off of Palm

On July 27, 2000, 3Com completed the spin-off of Palm, our handheld computer business, by distributing our remaining ownership of outstanding Palm common stock to our shareholders. To enable our distribution of Palm common stock to our shareholders, we received a ruling from the Internal Revenue Service that the distribution will be not be taxable. Such ruling could be revoked if either we or Palm, for up to two years following the distribution date, engaged in certain business combinations that would constitute a change of more than 50 percent of the equity interest in either company. If either we or Palm takes any action that causes the ruling to be revoked, the distribution could be deemed taxable and we could suffer other material adverse financial consequences.

At the time of the distribution of Palm shares to our shareholders, an adjustment was made to stock options held by our employees to preserve the intrinsic value of these options and the ratio of the exercise price to the market price. As of July 27, 2000 there were approximately 35 million employee options outstanding. Immediately after the Palm distribution, there were approximately 169 million employee options outstanding, of which approximately 60 million were vested and immediately exercisable. As of June 1, 2001, there were approximately 148.1 million employee options outstanding, of which 64.4 million are vested and immediately exercisable. The exercise of stock options by employees may potentially result in a dilution in the ownership interest of our current shareholders.

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

In the course of our business, we frequently receive claims of infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. We evaluate the validity and applicability of these intellectual property rights, and determine in each case whether we must negotiate licenses or cross-licenses to incorporate or use the proprietary technologies, protocols, or specifications in our products. If we are unable to obtain and maintain licenses on favorable terms for intellectual property rights required for the manufacture, sale, and use of our products, particularly those which must comply with industry standard protocols and specifications to be commercially viable, our results of operations or financial condition could be adversely impacted.

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

Our future quarterly operating results are subject to factors that can cause fluctuations in our stock price

Our quarterly operating results are difficult to predict and may fluctuate significantly. In addition to factors discussed above, we anticipate that the activities surrounding the restructuring of our business will contribute significantly to fluctuations in our quarterly operating results for the next several quarters. These factors, and accompanying fluctuations in periodic operating results, could have a significant adverse impact on our sales and financial results.

Accordingly, our stock price has historically experienced substantial price volatility and we expect that this will continue, particularly due to fluctuations in quarterly operating results, variations between our actual or anticipated financial results and the published analysts' expectations and as a result of announcements by our competitors. Our operating losses have caused a significant depletion in our cash balances. Accordingly our stock price may be based on the break-up value of the company or tangible assets. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies. These factors, as well as general economic and political conditions, may have a material adverse affect on the market price of our stock in the future.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents and short-term investments at June 1, 2001 were $1.6 billion, a decrease of approximately $1.5 billion from $3.1 billion at June 2, 2000.

For the fiscal year ended June 1, 2001, net cash used in operating activities was $993.1 million. Cash flows used in operating activities resulted primarily from the net loss from operations of $969.9 million and changes in working capital components. Accounts receivable at June 1, 2001 decreased $68.7 million from June 2, 2000 to $286.8 million due primarily to the decrease in sales from the prior year. Days sales outstanding in receivables increased to 55 days at June 1, 2001, compared to 42 days at June 2, 2000, due primarily to a higher percentage of sales occurring during the last month of the fiscal year ended June 1, 2001 compared to sales in the last month of the fiscal year ended June 2, 2000. Inventory levels at June 1, 2001 decreased $38.4 million from the prior fiscal year-end to $200.1 million due to increased excess and obsolete inventory provisions based on lowered sales demand forecasts and product discontinuation. Investments and other assets at June 1, 2001 decreased $558.2 million from June 2, 2000 to $207.7 million, primarily due to decreases in the market values of our investments. Accounts payable and accrued liabilities and other at June 1, 2001 decreased $114.8 million from June 2, 2000 to $856.0 million due primarily to the decline in spending and lower salary accruals due to reduced headcount. Net deferred tax assets at June 1, 2001 increased $461.5 million from June 2, 2000, primarily due to increases in the United States Federal net operating loss.

For the fiscal years ended June 1, 2001 and June 2, 2000, we made investments totaling $644.3 million and $1.2 billion, respectively, in municipal and corporate bonds and government agency instruments, as well as investments totaling $99.3 million and $41.2 million, respectively, in equity securities. For the fiscal years ended June 1, 2001 and June 2, 2000, proceeds from maturities and sales of municipal and corporate bonds and government agency instruments were $1.3 billion and $439.0 million, respectively, and proceeds from the sales of equity investments totaled $232.3 million and $808.6 million, respectively.

As part of our 3Com Ventures initiative, we selectively make strategic investments in the equity securities of privately held companies and venture capital funds. We believe these investments will complement our business opportunities and research and development activities. Under 3Com Ventures I, we have committed to make capital contributions to certain venture capital funds totaling $7.4 million. We expect to pay $4.9 million over the next twelve months as capital calls are made. We have established 3Com Ventures II, which has made strategic investments of $59.8 million over the last nine months. Under 3Com Ventures II, we have committed to make capital contributions to certain venture capital funds totaling $44.7 million. We expect to pay $16.3 million over the next twelve months as capital calls are made.

For the fiscal year ended June 1, 2001, 3Com made $191.1 million in capital expenditures. Major capital expenditures included upgrades and expansion of our facilities and purchases and upgrades of software and computer equipment. As of June 1, 2001, we had approximately $1.8 million in capital expenditure commitments outstanding primarily associated with facilities consolidation and information system projects. In addition, we have commitments related to operating lease arrangements in the U.S., under which we have an option to purchase the properties for an aggregate of $316.8 million, or arrange for the sale of the properties to a third party. If the properties are sold to a third party at less than the option price, 3Com retains an obligation for the shortfall, subject to certain provisions of the lease. The leases expire on two dates. The first expiration with respect to $148.9 million occurs in November of 2001 and the second expiration on the remaining $167.9 million occurs in August of 2002. These leases require us to maintain specified financial covenants. While we believe that we are in compliance as of June 1, 2001, we have had discussions with the lessors regarding the interpretation of certain covenants. If it were determined that we were not in compliance, the leases could potentially be terminated, resulting in an acceleration of the obligation to purchase or arrange for the sale of the related properties. We have the right to prepay these leases without penalty or adverse consideration. If required, we believe we have sufficient financial flexibility in the monetization of surplus real estate and other financial resources, including cash and short term investments, to retire these leases.

During fiscal 2001, 3Com received net proceeds of $258.9 million from the sale of property and equipment, comprised of net sales proceeds of $215.6 million from the sale of undeveloped land in San Jose, California to Palm, net sales proceeds of $12.4 million related to the sale of a vacated office and manufacturing facility in Morton Grove, Illinois, net sales proceeds of $12.9 million related to the sale of a manufacturing and distribution operations in Mount Prospect, Illinois, and net sales proceeds of $18.0 million related to other fixed asset disposals. During fiscal 2001, we used cash of $197.7 million, net of cash acquired, to acquire Alteon WebSystems, Nomadic Technologies and Kerbango, Inc. as discussed in Note 5 to the consolidated financial statements.

During the fourth quarter of fiscal 2000, our Board of Directors authorized a stock repurchase program of up to $1.0 billion. Such repurchases could be used to offset the issuance of additional shares resulting from employee stock option exercises and the sale of shares under the employee stock purchase plan. The Board authorized a two-year time limit on the repurchase authorizations. During fiscal 2001, we repurchased 39.5 million shares of our common stock at a total purchase price of $577.8 million.

In July 2000, we initiated a program of selling put options and purchasing call options on our common stock. These were "European" style options which, in the case of put options, entitle the holders to sell shares of 3Com common stock to us on the expiration dates at specified prices and, in the case of call options, entitle us to purchase our common stock on the expiration dates at specified prices. The option contracts gave us the choice of net cash settlement or physical settlement or net settlement in shares of our common stock. These options were accounted for as permanent equity instruments. During fiscal 2001,
1.2 million shares of common stock were repurchased through exercised puts for a cumulative purchase price of $19.9 million. In addition, we elected net cash settlement for the remaining 15.3 million put options outstanding, and related call options, which was recorded as a reduction of common stock in the amount of $140.7 million. As of June 1, 2001, there were no put options or call options outstanding.

During the year ended June 1, 2001, we received net cash of $247.1 million from the sale of our common stock to employees through our employee stock purchase and option plans and repaid the remaining debt balance of $24.0 million under the 7.52% Unsecured Senior Notes agreement.

There are no assurances that we can reduce losses from operations and negative cash flow or raise financial capital as needed to fund the operations of the Company. However, based on current plans and business conditions, but subject to the discussion in the Business Environment and Industry Trends, we believe that our existing cash and equivalents, short-term investments, and cash generated from operations will be sufficient to satisfy anticipated cash requirements for at least the next twelve months.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998 and June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. We will adopt SFAS 133 effective June 2, 2001. We do not expect the adoption of SFAS 133 to have a significant impact on our results of operations or financial position.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." We adopted the guidance in SAB 101 during our fourth quarter of fiscal year 2001. The adoption of SAB 101 did not have a material effect on our results of operations or financial position.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" which addresses the financial accounting and reporting for business combinations and supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires that all business combinations be accounted for by a single method, the purchase method, modifies the criteria for recognizing intangible assets, and expands disclosure requirements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. We do not expect the adoption of SFAS No. 141 will have a material effect on our results of operations or statements of financial position.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. SFAS No. 142 is effective for our fiscal year 2003, with early adoption permitted at the beginning of our fiscal year 2002. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to provisions of SFAS 142. We are in the process of determining the impact that adoption will have on our consolidated financial statements.

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

Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of income securities with an average maturity of less than two years. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 1, 2001 and June 2, 2000, the fair value of the portfolio would decline by an immaterial amount. It is our current intention to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. If necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the Company which would expose the Company to potential breakage costs.

At June 1, 2001 and June 2, 2000, we had approximately $316.8 million of outstanding obligations under certain real estate lease arrangements with monthly payments tied to short-term interest rates and lease residual guarantees. If short-term interest rates were to increase 10 percent, the increased payments associated with these arrangements would not have a material impact on our operating results or cash flows. In addition, we also have a mixture of fixed and floating rate long-term debt of approximately $2.7 million as of June 1, 2001 and $29.9 million as of June 2, 2000. A hypothetical 10 percent decrease in interest rates would not have a material impact on the fair market value or cash flows associated with this debt. We do not hedge any interest rate exposures.

Foreign Currency Exchange Risk. We enter into foreign exchange forward and option contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. Gains and losses on the forward and option contracts are largely offset by gains and losses on the underlying exposure. A hypothetical 10 percent appreciation of the U.S. Dollar to June 1, 2001 and June 2, 2000 market rates would increase the unrealized value of our forward contracts by $1.8 million and $0.7 million, respectively. Conversely, a hypothetical 10 percent depreciation of the U.S. Dollar to June 1, 2001 and June 2, 2000 market rates would decrease the unrealized value of our forward contracts by $1.8 million and $0.7 million, respectively. There were no outstanding foreign exchange option contracts as of June 1, 2001 and June 2, 2000. The gains or losses on the forward and option contracts are largely offset by the gains or losses on the underlying transactions and consequently a sudden or significant change in foreign exchange rates would not have a material impact on future net income or cash flows.

Equity Security Price Risk. We hold a portfolio of publicly traded equity securities that are subject to market price volatility. Equity security price fluctuations of plus or minus 15 percent would have had a $3.7 million impact on the value of these securities held at June 1, 2001. Equity security price fluctuations of plus or minus 50 percent would have had a $12.2 million impact on the value of these securities held at June 1, 2001. Equity security price fluctuations of plus or minus 15 percent would have had an $85.5 million impact on the value of these securities at June 2, 2000. Equity security price fluctuations of plus or minus 50 percent would have had a $285.0 million impact on the value of these securities at June 2, 2000.

ITEM 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule

                                                                      Page
                                                                      ----
Financial Statements:
     Independent Auditors' Report.....................................  48
     Consolidated Statements of Operations for the years ended
       June 1, 2001, June 2, 2000, and May 28, 1999...................  49
     Consolidated Balance Sheets at June 1, 2001 and June 2, 2000.....  50
     Consolidated Statements of Stockholders' Equity for the
        years ended June 1, 2001, June 2, 2000, and May 28, 1999......  51
     Consolidated Statements of Cash Flows for the years ended
        June 1, 2001, June 2, 2000, and May 28, 1999..................  52
     Notes to Consolidated Financial Statements.......................  53
     Quarterly Results of Operations (Unaudited)......................  88
Financial Statement Schedule:
     Schedule II - Valuation and Qualifying Accounts and Reserves.....  96

All other schedules are omitted, because they are not required, are not applicable, or the information is included in the consolidated financial statements and notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of 3Com Corporation:

We have audited the accompanying consolidated balance sheets of 3Com Corporation and subsidiaries (3Com) as of June 1, 2001 and June 2, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 1, 2001. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of 3Com's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of 3Com Corporation and subsidiaries at June 1, 2001 and June 2, 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 1, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Jose, California
June 25, 2001

Consolidated Statements of Operations

                                                                                      Years ended
                                                                    -------------------------------------------------
(In thousands, except per share data)                                  June 1,           June 2,            May 28,
                                                                        2001              2000                1999
                                                                    -----------        -----------        -----------
Sales                                                               $ 2,820,881        $ 4,333,942        $ 5,202,253

Cost of sales                                                         2,287,250          2,475,934          2,898,038
                                                                    -----------        -----------        -----------

Gross margin                                                            533,631          1,858,008          2,304,215
                                                                    -----------        -----------        -----------

Operating expenses:
     Sales and marketing                                                803,994            949,228          1,015,763
     Research and development                                           535,718            597,816            586,079
     General and administrative                                         182,090            213,085            227,558
     Amortization and write down of intangibles                          69,707             24,535             19,620
     Purchased in-process technology                                     60,221             13,456             10,590
     Merger-related credits, net                                           (728)            (2,297)           (17,551)
     Restructuring charges                                              163,657             68,867               --
                                                                    -----------        -----------        -----------

     Total operating expenses                                         1,814,659          1,864,690          1,842,059
                                                                    -----------        -----------        -----------

Operating income (loss)                                              (1,281,028)            (6,682)           462,156
Net gains on land and facilities                                        178,844             25,483              4,200
Gains (losses) on investments, net                                      (18,614)           838,795             (2,643)
Litigation settlement                                                  (250,000)              --                 --
Interest and other income, net                                          144,596            104,258             56,922
                                                                    -----------        -----------        -----------

Income (loss) from continuing operations before income taxes
  and equity interests                                               (1,226,202)           961,854            520,635
Income tax provision (benefit)                                         (257,641)           341,672            156,791
Other interests in loss of consolidated joint venture                      --               (1,028)            (1,101)
Equity interest in loss of unconsolidated investee                        1,352              5,647               --
                                                                    -----------        -----------        -----------
Income (loss) from continuing operations                               (969,913)           615,563            364,945

Income from discontinued operations                                       4,537             58,740             38,929
                                                                    -----------        -----------        -----------

Net income (loss)                                                   $  (965,376)       $   674,303        $   403,874
                                                                    ===========        ===========        ===========

Net income (loss) per share:

     Basic:
         Continuing operations                                      $     (2.81)       $      1.77        $      1.01
         Discontinued operations                                    $      0.01        $      0.17        $      0.11
                                                                    -----------        -----------        -----------
                                                                    $     (2.80)       $      1.94        $      1.12
                                                                    ===========        ===========        ===========
     Diluted:
         Continuing operations                                      $     (2.81)       $      1.72        $      0.99
         Discontinued operations                                    $      0.01        $      0.16        $      0.10
                                                                    -----------        -----------        -----------
                                                                    $     (2.80)       $      1.88        $      1.09
                                                                    ===========        ===========        ===========
Shares used in computing per share amounts:
     Basic                                                              345,027            348,314            360,424
     Diluted                                                            345,027            357,883            369,361

See notes to consolidated financial statements.

Consolidated Balance Sheets

                                                                             June 1,         June 2,
(In thousands, except par value)                                              2001            2000
                                                                          -----------     -----------
ASSETS

Current assets:
    Cash and equivalents                                                  $   897,797     $ 1,700,420
    Short-term investments                                                    742,414       1,369,520
    Accounts receivable, less allowance for doubtful accounts
       ($47,309 and $76,468 in 2001 and 2000, respectively)                   286,813         355,540
    Inventories, net                                                          200,146         234,812
    Investments and other                                                     207,652         765,895
    Net assets of discontinued operations                                        --         1,058,237
                                                                          -----------     -----------
         Total current assets                                               2,334,822       5,484,424

Property and equipment, net                                                   609,679         756,954
Deferred income taxes                                                         163,349            --
Goodwill, intangibles, deposits, and other assets                             344,952         361,699
                                                                          -----------     -----------

Total assets                                                              $ 3,452,802     $ 6,603,077
                                                                          ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                      $   279,181     $   319,739
    Other accrued liabilities                                                 576,851         651,074
    Deferred income taxes                                                      80,485         259,495
    Current portion of long-term debt                                             328          14,459
                                                                          -----------     -----------
         Total current liabilities                                            936,845       1,244,767

Long-term debt                                                                  2,385          14,740
Deferred income taxes                                                            --           119,168
Other long-term obligations                                                     8,151           7,377

Commitments and contingencies (Note 10)                                          --              --

Equity interests in consolidated entities                                        --         1,173,961

Stockholders' equity:
    Preferred stock, no par value, 10,000 shares authorized;
       none outstanding                                                          --              --
    Common stock, $0.01 par value, 990,000 shares authorized;
       shares outstanding: 2001--365,711; 2000--365,825                     2,127,803       2,101,242
    Treasury stock, at cost: 2001--21,412 shares;
       2000--12,371 shares                                                   (373,661)       (312,428)
    Note receivable from sale of warrants                                     (21,052)           --
    Unamortized restricted stock grants                                        (9,820)         (6,450)
    Retained earnings                                                         771,639       1,982,079
    Accumulated other comprehensive income                                     10,512         278,621
                                                                          -----------     -----------
         Total stockholders' equity                                         2,505,421       4,043,064
                                                                          -----------     -----------

Total liabilities and stockholders' equity                                $ 3,452,802     $ 6,603,077
                                                                          ===========     ===========

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity


(In thousands)                                        Common Stock               Treasury Stock              Note
                                                 Shares        Amount         Shares         Amount       Receivable
                                              -----------    -----------    -----------    -----------    -----------
Balances, May 31, 1998                            358,870    $ 1,730,676

Components of comprehensive income:
     Net income
     Change in unrealized gain on
        available-for-sale securities
     Accumulated translation adjustments

        Total comprehensive income

Repurchase of common stock                                                      (14,805)      (378,565)
Common stock issued under stock plans               6,935        123,850          6,615        181,501
Tax benefit from employee stock
     transactions                                                 86,312
Amortization of restricted stock grants
Stock options assumed in connection with
     acquisitions                                                 13,366
                                              -----------    -----------    -----------    -----------    -----------
Balances, May 28, 1999                            365,805      1,954,204         (8,190)      (197,064)          --

Components of comprehensive income:
     Net income
     Change in unrealized gain on
        available-for-sale securities
     Accumulated translation adjustments

        Total comprehensive income
Repurchase of common stock                                                      (20,515)      (540,780)
Common stock issued under stock plans                  20          4,398         16,334        425,416
Tax benefit from employee stock
     transactions                                                133,990
Amortization of restricted stock grants
Stock options assumed in connection with
     acquisitions                                                  8,650
                                              -----------    -----------    -----------    -----------    -----------
Balances, June 2, 2000                            365,825      2,101,242        (12,371)      (312,428)          --

Components of comprehensive income:
     Net loss
     Change in unrealized gain on
        available-for-sale securities
     Accumulated translation adjustments

        Total comprehensive income
Repurchase of common stock                                                      (39,455)      (577,759)
Common stock issued under stock plans,
  net of cancellations                               (114)        (3,421)        28,926        494,657
Amortization of restricted stock grants
Put option settlements                                          (140,700)
Effect of distribution of Palm, Inc. shares                      141,478
Issuance of warrant for note receivable                           21,052                                      (21,052)
Stock and stock options assumed in
     connection with acquisitions                                  8,152          1,488         21,869
                                              -----------    -----------    -----------    -----------    -----------
Balances, June 1, 2001                            365,711    $ 2,127,803        (21,412)   $  (373,661)   $   (21,052)
                                              ===========    ===========    ===========    ===========    ===========

                                               Unamortized                Accumulated Other
(In thousands)                                 Restricted       Retained   Comprehensive
                                              Stock Grants      Earnings       Income         Total
                                               -----------    -----------   -----------   -----------
Balances, May 31, 1998                         $    (4,157)   $ 1,079,775   $      1,201  $ 2,807,495

Components of comprehensive income:
     Net income                                                   403,874                     403,874
     Change in unrealized gain on
        available-for-sale securities                                             43,538       43,538
     Accumulated translation adjustments                                          (3,830)      (3,830)
                                                                                           ----------
        Total comprehensive income                                                            443,582

Repurchase of common stock                                                                   (378,565)
Common stock issued under stock plans               (3,234)       (79,940)                    222,177
Tax benefit from employee stock
     transactions                                                                              86,312
Amortization of restricted stock grants              2,088                                      2,088
Stock options assumed in connection with
     acquisitions                                                                              13,366
                                               -----------    -----------   -----------   -----------
Balances, May 28, 1999                              (5,303)     1,403,709        40,909     3,196,455

Components of comprehensive income:
     Net income                                                   674,303                     674,303
     Change in unrealized gain on
        available-for-sale securities                                           239,053       239,053
     Accumulated translation adjustments                                         (1,341)       (1,341)
                                                                                          -----------
        Total comprehensive income                                                            912,015
Repurchase of common stock                                                                   (540,780)
Common stock issued under stock plans               (3,526)       (95,933)                    330,355
Tax benefit from employee stock
     transactions                                                                             133,990
Amortization of restricted stock grants              2,379                                      2,379
Stock options assumed in connection with
     acquisitions                                                                               8,650
                                               -----------    -----------   -----------   -----------
Balances, June 2, 2000                              (6,450)     1,982,079       278,621     4,043,064

Components of comprehensive income:
     Net loss                                                    (965,376)                   (965,376)
     Change in unrealized gain on
        available-for-sale securities                                          (268,041)     (268,041)
     Accumulated translation adjustments                                            (68)          (68)
                                                                                          -----------
        Total comprehensive income                                                         (1,233,485)
Repurchase of common stock                                                                   (577,759)
Common stock issued under stock plans,
  net of cancellations                                 139       (244,222)                    247,153
Amortization of restricted stock grants             23,583                                     23,583
Put option settlements                                                                       (140,700)
Effect of distribution of Palm, Inc. shares                                                   141,478
Issuance of warrant for note receivable                                                          --
Stock and stock options assumed in
     connection with acquisitions                  (27,092)          (842)                      2,087
                                               -----------    -----------   -----------   -----------
Balances, June 1, 2001                         $    (9,820)   $   771,639   $    10,512   $ 2,505,421
                                               ===========    ===========   ===========   ===========

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                                                         Years ended
                                                                                          -----------------------------------------
(In thousands)                                                                               June 1,        June 2,        May 28,
                                                                                              2001           2000           1999
                                                                                          -----------    -----------    -----------
Cash flows from operating activities:
     Income (loss) from continuing operations                                             $  (969,913)   $   615,563    $   364,945
     Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
         Depreciation and amortization                                                        277,415        304,415        271,076
         Loss (gain) on disposal of property and equipment                                   (121,159)        37,149         27,091
         Write-down of intangibles                                                             59,738           --           13,748
         (Gains) losses on investments, net                                                    18,614       (838,795)         2,643
         Deferred income taxes                                                               (284,585)       202,319        113,927
         Purchased in-process technology                                                       60,221         13,456         10,590
         Merger-related credits, net                                                             (728)        (2,297)       (17,551)
         Other interests in loss of consolidated joint venture                                   --           (1,028)        (1,101)
         Equity interest in loss of unconsolidated investee                                     1,352          5,647           --
         Changes in assets and liabilities, net of effects of acquisitions:
              Accounts receivable                                                              82,425        469,426        (50,500)
              Inventories                                                                      38,431         43,389        263,179
              Other assets                                                                    (79,503)       (43,187)        39,091
              Accounts payable                                                                (42,497)        51,860        (34,777)
              Accrued liabilities and other                                                   (75,563)       (14,738)        14,961
              Income taxes payable                                                             42,657        (16,472)       (33,023)
                                                                                          -----------    -----------    -----------
Net cash provided by (used in) operating activities                                          (993,095)       826,707        984,299
                                                                                          -----------    -----------    -----------

Cash flows from investing activities:
     Purchase of investments                                                                 (743,655)    (1,201,169)      (512,275)
     Proceeds from maturities and sales of investments                                      1,527,249      1,247,537        303,582
     Purchase of property and equipment                                                      (191,101)      (274,568)      (249,383)
     Proceeds from sale of property and equipment                                             258,930         93,169         29,347
     Businesses acquired in purchase transactions, net of cash acquired                      (197,712)       (92,432)       (97,764)
     Other, net                                                                                 4,304           (300)       (19,156)
                                                                                          -----------    -----------    -----------
Net cash provided by (used in) investing activities                                           658,015       (227,763)      (545,649)
                                                                                          -----------    -----------    -----------

Cash flows from financing activities:
     Issuance of common stock                                                                 247,153        464,345        308,489
     Repurchase of common stock                                                              (577,759)      (540,780)      (378,565)
     Repayments of short-term debt, notes payable,
       and capital lease obligations                                                           (2,109)        (2,357)        (2,561)
     Repayments of long-term borrowings                                                       (24,349)       (12,000)       (12,216)
     Net proceeds from issuance of debt                                                          --            2,499          9,521
     Net cash settlement of put options                                                      (140,700)          --             --
     Other, net                                                                                   (70)        (3,508)          (635)
                                                                                          -----------    -----------    -----------
Net cash used in financing activities                                                        (497,834)       (91,801)       (75,967)
                                                                                          -----------    -----------    -----------

Net cash provided by discontinued operations                                                   30,291        241,506         70,759

Increase (decrease) in cash and equivalents                                                  (802,623)       748,649        433,442
Cash and equivalents, beginning of period                                                   1,700,420        951,771        518,329
                                                                                          -----------    -----------    -----------
Cash and equivalents, end of period                                                       $   897,797    $ 1,700,420    $   951,771
                                                                                          ===========    ===========    ===========

Other cash flow information:
     Interest paid                                                                        $     1,094    $     2,256    $     4,132
     Income taxes paid (refunds received), net                                                (20,151)       111,899         16,884
     Non-cash investing and financing activities:
         Unrealized gain (loss) on investments, net                                          (268,041)       239,053         43,538
         Fair value of stock issued and options assumed in business combinations               29,179          8,650         13,366
         Issuance of warrants for note receivable                                              21,052           --             --

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1:  Description of Business

Description of business. 3Com Corporation (3Com) was founded on June 4, 1979. A pioneer in the computer networking industry, 3Com evolved from a supplier of discrete products to a leading provider of networking products and solutions. Its network offerings focus on targeted sectors of the commercial enterprise and service provider markets. 3Com specializes in products and services that provide straightforward solutions to complex networking challenges, particularly in the areas of wireless network access and IP telephony. Headquartered in Santa Clara, California, 3Com has worldwide research and development, manufacturing, marketing, sales, and support capabilities.

Note 2:  Significant Accounting Policies

Fiscal year. Effective June 1, 1998, 3Com adopted a 52-53 week fiscal year ending on the Friday nearest to May 31. This change did not have a significant effect on 3Com's consolidated financial statements. Fiscal year 2000 contained 53 weeks, whereas fiscal years 2001 and 1999 contained 52 weeks. For fiscal year 2000, the first three quarters contained 13 weeks, whereas the fourth quarter contained 14 weeks.

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

Basis of presentation. The consolidated financial statements include the accounts of 3Com and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified to conform to the 2001 presentation.

Discontinued operations. The financial data related to Palm, Inc. (Palm) is accounted for as a discontinued operation for all periods presented. See Note 3.

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

Concentration of credit risk. Financial instruments which potentially subject 3Com to concentrations of credit risk consist principally of cash and equivalents, short-term investments and accounts receivable. 3Com maintains a minimum average short-term investment portfolio credit quality of AA and invests in instruments with an investment credit rating of A and better. 3Com places its investments for safekeeping with high-credit-quality financial institutions, and by policy, limits the amount of credit exposure from any one institution or issuer.

For the year ended and as of June 1, 2001, 3Com had one customer that accounted for 15 percent of total sales, and two customers that accounted for 15 percent and 11 percent of total accounts receivable. For the year ended and as of June 2, 2000, these same customers accounted for 15 percent and 13 percent of total sales, respectively, and 12 percent and 12 percent of total accounts receivable, respectively. For the year ended and as of May 28, 1999, these same customers accounted for 16 percent and 12 percent of total sales, respectively.

Inventories. Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market.

Property and equipment. Property and equipment is stated at cost. Equipment under capital leases is stated at the lower of fair market value or the present value of the minimum lease payments at the inception of the lease.

Long-lived assets. The carrying value of long-lived assets, including goodwill, is evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset including disposition are less than the carrying value of the asset. An impairment is measured as the amount by which the carrying amount exceeds the fair value. Impairments of long-lived assets are discussed in the related notes included herein.

Depreciation and amortization. Depreciation and amortization are computed over the shorter of the estimated useful lives, lease, or license terms on a straight-line basis--generally 2-15 years, except for buildings which are depreciated over 25 years. Purchased technology, other intangibles, and goodwill are included in other assets and are amortized over their estimated useful lives, generally two to seven years.

Revenue recognition. 3Com generally recognizes a sale when the product has been delivered and risk of loss has passed to the customer, collection of the resulting receivable is probable, persuasive evidence of an arrangement exists, and the fee is fixed or determinable. 3Com accrues related product return reserves, warranty, other post-contract support obligations, and royalty expenses at the time of sale. A limited warranty is provided on 3Com products for periods ranging from 90 days to the lifetime of the product, depending upon the product. Service and maintenance sales are recognized over the contract term. 3Com provides limited product return and price protection rights to certain distributors and resellers. Product return rights are generally limited to a percentage of sales over a one to three month period.

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

For 3Com entities with the U.S. Dollar as the functional currency, foreign currency denominated assets and liabilities are translated at the year-end exchange rates except for inventories, prepaid expenses, and property and equipment, which are translated at historical exchange rates. Statements of income are translated at the average exchange rates during the year except for those expenses related to balance sheet amounts that are translated using historical exchange rates. Gains or losses resulting from foreign currency translation are included in interest and other income, net, in the consolidated statements of operations. Foreign currency losses were $0.8 million for the year ended June 1, 2001, and foreign currency gains were $1.2 million and $2.0 million for the years ended June 2, 2000 and May 28, 1999, respectively.

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

Net income per share. Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of employee stock options, warrants and restricted stock, and are excluded from the diluted earnings per share computation in loss periods.

Effects of recent accounting pronouncements. In June 1998 and June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. 3Com will adopt SFAS 133 effective June 2, 2001. 3Com does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." 3Com adopted the guidance in SAB 101 during its fourth quarter of fiscal year 2001. The adoption of SAB 101 did not have a material effect on 3Com's results of operations or financial position.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" which addresses the financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires that all business combinations be accounted for by a single method, the purchase method, modifies the criteria for recognizing intangible assets, and expands disclosure requirements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. 3Com does not expect the adoption of SFAS No. 141 to have a material effect on the results of operations or statements of financial position of the Company.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. SFAS No. 142 is effective for our fiscal year 2003, with early adoption permitted at the beginning of our fiscal year 2002. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to provisions of SFAS 142. 3Com is in the process of determining the impact that adoption will have on the consolidated financial statements.

Note 3:  Discontinued Operations

On September 13, 1999, 3Com announced a plan to conduct an initial public offering (IPO) of its Palm subsidiary. On March 2, 2000, 3Com sold 4.7% of Palm's stock to the public and 1.0% of Palm's stock in private placements. On July 27, 2000, 3Com distributed its remaining Palm common stock to 3Com shareholders. The distribution ratio was 1.4832 shares of Palm for each outstanding share of 3Com common stock. No gain was recorded as a result of these transactions. The decrease in the intrinsic value of 3Com's employee stock plans attributable to the distribution of Palm was restored in accordance with the methodology set forth in FASB Emerging Issues Task Force Issue 90-9, "Changes to Fixed Employee Stock Option Plans as a Result of Equity Restructuring." Prior to the Palm distribution, there were approximately 35 million employee stock options outstanding. As a result of the Palm distribution, these converted to approximately 169 million employee stock options outstanding as of July 27, 2000.

The historical consolidated financial statements of 3Com present Palm as a discontinued operation for all periods presented. The financial data of Palm reflects the historical results of operations and cash flows of the businesses that comprised the handheld computing business segment of 3Com during each respective period; they do not reflect many significant changes that have occurred in the operations and funding of Palm as a result of the separation from 3Com and the IPO. The Palm financial data presented as a discontinued operation reflects the assets and liabilities transferred to Palm in accordance with the terms of a master separation agreement to which Palm and 3Com are parties. Under the transitional services agreement, 3Com continues to provide corporate and other infrastructure services to Palm, with specific service functions ending at various dates during fiscal 2001 and fiscal 2002. From the date of the distribution, the amounts charged to Palm for such services were not material to 3Com's statement of operations.

Discontinued operations include Palm net sales, which totaled $188.9 million, $1,057.6 million, and $569.9 million for fiscal years 2001, 2000, and 1999, respectively. Income from Palm discontinued operations was reported net of income tax expense of $2.7 million, $44.8 million, and $24.9 million for the fiscal years 2001, 2000, and 1999, respectively. Allocated corporate expenses that ceased after the Palm spin-off are included in income from discontinued operations.

The net assets of Palm included within net assets of discontinued operations as of June 2, 2000 were as follows (in millions):

Current assets                                           $ 1,259
Property and equipment, net                                   13
Deferred income taxes and other assets                        17
Current liabilities                                         (230)
Other liabilities                                             (1)
                                                         --------
         Net assets of discontinued operations           $ 1,058
                                                         =======

Note 4:  Restructuring Charges

During fiscal 2001 and fiscal 2000, 3Com undertook several initiatives aimed at both changing business strategy as well as improving operational efficiencies. 3Com recorded restructuring charges of $163.7 million and $68.9 million in the fiscal years ended June 1, 2001 and June 2, 2000, respectively.

Exit of Analog-Only Modem and High-End LAN/WAN Chassis Product Lines and Separation of Palm

3Com realigned its strategy in the fourth quarter of fiscal 2000 to focus on high-growth markets, technologies, and products. Operations were restructured around two distinct business models: 1) Commercial and Consumer Networks Business and 2) CommWorks. In support of this new strategy, 3Com exited its analog-only modem and high-end Local Area Network (LAN) and Wide Area Network
(WAN) chassis product lines and completed the separation of Palm. For the fiscal year ended June 1, 2001, 3Com recorded restructuring charges of $13.2 million relating to these activities. For the fiscal year ended June 2, 2000, 3Com recorded net restructuring charges of $59.0 million, consisting of restructuring charges of approximately $125.4 million, partially offset by a gain recognized upon receipt of a warrant to purchase common stock in Extreme Networks, Inc., valued at $66.4 million. 3Com also recorded a credit of $0.2 million and charges of $9.9 million for the fiscal years ended June 1, 2001 and June 2, 2000, respectively, related to the separation of Palm. 3Com completed its restructuring activities associated with the exit of the analog-only modem and high-end LAN and WAN chassis product lines during fiscal 2001. The net restructuring benefits relate to revisions of previous estimates of restructuring costs. Components of accrued restructuring charges and changes in accrued amounts related to this restructuring program as of June 1, 2001 and June 2, 2000 were as follows (in thousands):

                                        Severance       Long-term       Facilities          Other
                                           and            Asset            Lease        Restructuring
                                      Outplacement     Write-downs      Terminations        Costs            Total
                                       ---------        ---------        ---------        ---------        ---------
     Balance at May 28, 1999           $    --          $    --          $    --          $    --          $    --

     Charges (benefits)                   59,890           20,187            8,932           36,404          125,413
     Deductions                          (25,678)         (20,187)            (632)         (30,731)         (77,228)
                                       ---------        ---------        ---------        ---------        ---------

     Balance at June 2, 2000              34,212             --              8,300            5,673           48,185

     Charges (benefits)                   (4,637)           9,761           (6,149)          14,270           13,245
     Deductions                          (29,214)          (9,761)          (2,151)         (19,943)         (61,069)
                                       ---------        ---------        ---------        ---------        ---------

     Balance at June 1, 2001           $     361        $    --          $    --          $    --          $     361
                                       =========        =========        =========        =========        =========

Severance and outplacement costs related to the termination of approximately 2,700 employees. Employee separation costs included severance, medical, and other benefits. Employee groups impacted by the restructuring include personnel involved in corporate services, manufacturing and logistics, product organizations, sales, and customer support. As of June 2, 2000, approximately 900 employees had begun the separation process, resulting in payments of $25.7 million. The $4.6 million benefit during fiscal 2001 relates primarily to approximately 200 employees who were originally forecasted to be terminated but were subsequently retained by 3Com. As of June 1, 2001, all affected employees were notified of termination and employee separations associated with announcements made in the fourth quarter of fiscal 2000 have been substantially completed, resulting in separation payments of $29.2 million for the fiscal year 2001, and $54.9 million since the inception of the restructuring. Remaining cash expenditures associated with employee separations are estimated to be approximately $0.4 million.

In fiscal 2000, 3Com wrote off $20.2 million for sales-related hardware and software applications that were no longer needed. During fiscal year 2001, $9.8 million of capital assets were written off, for a total of $29.9 million in capital asset write-offs since the inception of the restructuring. All restructuring activities related to the disposal of long-term assets have been completed as of June 1, 2001.

In fiscal 2000, $8.9 million was accrued for costs associated with the closure of approximately 300,000 square feet of office space through lease terminations. Space reductions included approximately 120,000 square feet in the Americas, 170,000 square feet in Europe, and 10,000 square feet in Asia Pacific. As of June 2, 2000, $0.6 million of expenses had been paid related to lease terminations. During fiscal year 2001, a benefit of $6.1 million was recorded representing a revision in the estimate of costs associated with facilities lease terminations due to subsequent decisions not to dispose of space in the U.S., Europe and Latin America, as well as a thriving global real estate market, which resulted in lower actual disposal costs as landlords could easily replace tenants at a higher rent level, and $2.2 million of expenses had been paid related to facilities closures as of June 1, 2001, for a total of $2.8 million in facilities lease termination costs since the inception of the restructuring. All restructuring activities associated with the closure of facilities through lease terminations have been completed as of June 1, 2001.

In fiscal 2000, $36.4 million was accrued for other restructuring costs, consisting of approximately $27.2 million related to payments to suppliers and vendors to terminate agreements and $9.2 million for professional fees and other direct costs. As of June 2, 2000, $25.0 million of this expense had been paid for contract breakage costs and $5.7 million had been paid for professional fees and other direct costs. During fiscal year 2001, $14.3 million was accrued to cover remaining restructuring costs and included the $11.7 million loss on the sale of 3Com's manufacturing and distribution operations during the second quarter of fiscal 2001. As of June 1, 2001, $19.9 million had been paid related to contract breakage costs, professional fees, costs associated with the sale of 3Com's manufacturing and distribution operations and other direct costs, for a total of $50.6 million since the inception of the restructuring. All other restructuring activities have been completed as of June 1, 2001.

During fiscal 2000, as part of the restructuring strategy, 3Com formed a strategic alliance with Extreme Networks, Inc. to provide a migration path for customers of 3Com's high-end LAN products. As part of the agreement, 3Com received a vested warrant to purchase 1.5 million shares of Extreme Networks, Inc. common stock at an exercise price of $79 per share. The term of the warrant was two years, expiring on April 3, 2002. This warrant had a fair value of $66.4 million at the time of receipt. The gain recognized on receipt of this warrant partially offset the business realignment charges for the year ended June 2, 2000. During fiscal 2001, we entered into a collar against the warrant to hedge changes in the fair value of the warrant. This collar was settled during fiscal 2001 for a gain of approximately $56.6 million. This gain was recorded as an adjustment of the cost basis in the warrant. The warrant was sold during fiscal 2001 for proceeds of $20.1 million, resulting in a gain of $8.7 million.

3Com has substantially completed its restructuring activities associated with the exit of the analog-only modem and high-end LAN and WAN chassis product lines and the separation of Palm. Remaining cash expenditures relating to the restructuring activities are estimated to be $0.4 million, relating to employee severance. These expenditures are expected to be paid by August 2001.

Global Cost Reduction to Improve Operational Efficiencies

In fiscal 2001, 3Com announced the restructuring of its Commercial and Consumer Networks Business and CommWorks Corporation to enhance the focus and cost effectiveness of these businesses in serving their respective markets. Three independent businesses -- Business Connectivity Company (BCC), Business Networks Company (BNC), and CommWorks Corporation (CommWorks) -- were formed through this restructuring effort, with each business utilizing central shared corporate services. 3Com implemented a reduction in force and cost containment actions aimed at expense and asset reduction, and exited its consumer Internet Appliance product line as part of this restructuring effort. For the fiscal year ended June 1, 2001, 3Com recorded charges of approximately $150.7 million related to these restructuring activities.

Subsequent to June 1, 2001, 3Com announced it will exit its consumer cable and digital subscriber line (DSL) modem businesses, as well as its intent to outsource the manufacturing of high volume server, desktop and mobile connectivity products in a contract manufacturing arrangement. Concurrent with such outsourcing, 3Com will consolidate its real estate portfolio and certain facilities will be sold. As these announcements were made during fiscal 2002, no charges are reflected in the table below for the exit of the consumer cable and DSL modem businesses, the consolidation of 3Com's real estate portfolio and the sale of certain facilities. Components of accrued restructuring charges and changes in accrued amounts related to this restructuring program as of June 1, 2001 were as follows (in thousands):

                                        Severance       Long-term       Facilities          Other
                                           and            Asset            Lease        Restructuring
                                      Outplacement     Write-downs      Terminations        Costs            Total
                                       ---------        ---------        ---------        ---------        ---------

     Charges                           $  86,439        $  59,601        $     944        $   3,761        $ 150,745
     Deductions                          (46,537)         (59,601)            (944)          (1,979)        (109,061)
                                       ---------        ---------        ---------        ---------        ---------

     Balance at June 1, 2001           $  39,902        $    --          $    --          $   1,782        $  41,684
                                       =========        =========        =========        =========        =========

Severance and outplacement costs relate to the termination of approximately 4,370 positions including full time regular employees and alternative workforce. Employee separation expenses are comprised of severance pay, outplacement services, medical and other related benefits. Employee groups impacted by the restructuring include those in corporate services, manufacturing and logistics, product organizations, sales, customer support and administrative positions. As of June 1, 2001, 3Com communicated to all impacted employees regarding employee separation benefits and the timing of separation. As of June 1, 2001 approximately 2,600 regular full time and alternative workforce positions have been separated or were currently in the separation process, resulting in $46.5 million of employee separation payments. Remaining cash expenditures associated with employee separation are estimated to be approximately $39.9 million. Included in severance and outplacement costs above is approximately $15.5 million of accelerated amortization of deferred stock compensation for qualified employees of Kerbango, Inc. (Kerbango) during the fourth fiscal quarter of 2001. Employee separations are expected to be substantially complete by May 2002.

Long term asset write-downs include those assets identified that will not support continuing operations for 3Com. For the fiscal year ended June 1, 2001, 3Com recorded a provision of $59.6 million for the write-down of long term assets. This provision included discontinued software applications totaling $30.1 million, as well as the write-off of net goodwill and intangibles associated with certain acquisitions relating to product lines 3Com is exiting totaling $24.3 million. Other asset write-downs amounted to $5.2 million for assets related to exited product lines or separated employees.

3Com incurred and paid approximately $0.9 million for the period ended June 1, 2001 for facilities lease terminations. As the current restructuring activities continue to develop and definitive plans are established, 3Com expects to incur substantial further expenses during fiscal year 2002 related to facilities lease terminations and the consolidation of 3Com's real estate portfolio.

Other restructuring costs include payments for professional services and to suppliers. As of June 1, 2001, 3Com recorded a provision of approximately $3.8 million related to other restructuring costs. As of June 1, 2001, $2.0 million was charged against this provision, related primarily to royalty payments for discontinued products and professional fees. Remaining cash expenditures for other restructuring costs are estimated to be approximately $1.8 million. As the current restructuring activities continue to develop and definitive plans are established, 3Com expects to incur further expenses during fiscal year 2002.

3Com expects to substantially complete its restructuring activities related to the reduction in force and cost containment measures described above during calendar year 2002. Remaining cash expenditures related to the restructuring are estimated to be $41.7 million, related primarily to employee separation and payments to suppliers.

Note 5:  Business Combinations and Joint Ventures

For acquisitions accounted for as purchases, 3Com's consolidated statements of operations include the operating results of the acquired companies from their acquisition dates. Acquired assets and liabilities were recorded at their estimated fair values at the dates of acquisition, and the aggregate purchase price plus costs directly attributable to the completion of the acquisitions have been allocated to the assets and liabilities acquired. No significant adjustments were required to conform the accounting policies of the acquired companies. Proforma results of operations have not been presented for any of these acquisitions as the effects of these acquisitions were not material to the company either individually or on an aggregate basis.

3Com completed the following transactions during the fiscal year ended June 1, 2001:

o During the third quarter of fiscal 2001, 3Com acquired the Gigabit Ethernet network interface card (NIC) business of Alteon WebSystems (Alteon), a wholly-owned subsidiary of Nortel Networks Corporation (Nortel) for an aggregate purchase price of $123.0 million, consisting of cash paid to Nortel of $122.0 million, and $1.0 million of costs directly attributable to the completion of the acquisition. 3Com purchased the Alteon NIC business and is licensing certain Gigabit Ethernet-related technology and intellectual property from Alteon.

     Approximately $22.5 million of the aggregate purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use, and accordingly, was charged to operations in the third quarter of fiscal 2001. This purchase resulted in $86.0 million of goodwill and other intangible assets that are being amortized over an estimated useful life of four years.

o During the second quarter of fiscal 2001, 3Com acquired Nomadic Technologies, Inc. (Nomadic), a developer of wireless networking products that 3Com will incorporate into solutions for both small business and enterprise customers for an aggregate purchase price of $31.8 million, consisting of cash paid to Nomadic of $23.5 million, issuance of restricted stock with a fair value of $3.8 million, stock options assumed with a fair value of $4.3 million, and $0.2 million of costs directly attributable to the completion of the acquisition.

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

o During the first quarter of fiscal 2001, 3Com acquired Kerbango, Inc. (Kerbango), developer of the Kerbango(TM) Internet radio, radio tuning system, and radio web site, for an aggregate purchase price of $73.5 million, consisting of cash paid to Kerbango of $52.2 million, issuance of restricted stock with a fair value of $17.2 million, stock options assumed with a fair value of $3.8 million, and $0.3 million of costs directly attributable to the completion of the acquisition. In addition, deferred cash payments to founders and certain former employees totaling $7.7 million are contingent upon certain events through July 2002.

     For financial reporting purposes, the aggregate purchase price, excluding deferred cash payments, was reduced by the intrinsic value of unvested stock options and restricted stock totaling $20.2 million which was recorded as deferred stock-based compensation and was being amortized over the respective vesting periods. Approximately $29.4 million of the aggregate purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use, and accordingly, was charged to operations in the first quarter of fiscal 2001. This purchase resulted in $33.7 million of goodwill and other intangible assets that were being amortized over estimated useful lives of three to five years.

     As part of 3Com's efforts to improve profitability, the company announced that it would exit the Internet Appliance product line during fiscal year 2001. As a result, 3Com determined that the net unamortized assets had no remaining future value and consequently wrote off the net remaining amounts of deferred stock-based compensation, goodwill, and intangible assets. This included $15.5 million of accelerated amortization of deferred stock-based compensation for qualified Kerbango employees and $21.1 million of net goodwill and intangible assets related to the Kerbango acquisition. These charges were included as part of restructuring charges in fiscal 2001.

o During the first quarter of fiscal 2001, 3Com completed the transfer of its analog-only modem product lines to U.S. Robotics Corporation (New USR), the new joint venture formed with Accton Technology and NatSteel Electronics. 3Com contributed $3.1 million of assets to New USR, for an 18.7 percent investment in the joint venture. U.S. Robotics Corporation has assumed the analog-only modem product line, including U.S. Robotics and U.S. Robotics Courier branded modems.

     During fiscal 2001, 3Com wrote off its $3.1 million investment in New USR as the value of this investment was determined to be other-than-temporarily impaired. The amount was charged to gains (losses) on investments, net.

3Com completed the following transactions during the fiscal year ended June 2, 2000:

o On April 3, 2000, 3Com acquired Call Technologies, Inc. (Call Technologies), a leading developer of Unified Messaging (UM) and carrier-class Operational Systems and Support (OSS) software solutions for telecommunications service providers, for an aggregate purchase price of $86.0 million, consisting of cash of approximately $73.4 million, assumption of stock options with a fair value of approximately $8.6 million, the assumption of $1.4 million in debt and $2.6 million of costs directly attributable to the completion of the acquisition. Approximately $10.6 million of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use, and was charged to operations in the fourth quarter of fiscal 2000. This purchase resulted in approximately $86.7 million of goodwill and other intangible assets that are being amortized over estimated useful lives of three to seven years.

     During fiscal year 2001, 3Com determined that the downturn in the telecommunications industry resulted in an impairment of developed OSS technology and related goodwill that arose from the Call Technologies acquisition. These assets were written down $18.2 million to fair value, which was estimated using discounted future cash flows. The impairment charge was included in amortization and write down of intangibles, and is a component of contribution margin for CommWorks as reported in Note 19. Remaining net goodwill and intangible assets continue to be amortized over their original useful lives.

o On December 22, 1999, 3Com acquired LANSource Technologies, Inc. (LANSource), a leading developer of Internet and LAN fax software and modem sharing software, for an aggregate purchase price of $15.8 million in cash including $0.2 million of costs directly attributable to the completion of the acquisition. Approximately $2.9 million of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use, and was charged to operations in the third quarter of fiscal 2000. This purchase resulted in approximately $13.3 million of goodwill and other intangible assets that are being amortized over estimated useful lives of two to five years.

     As part of 3Com's efforts to improve profitability, the company decided that it would exit certain LANSource product lines and license the technology to a former competitor in that market. As a result of this decision, 3Com determined that an impairment of developed technology and related goodwill that arose from the LANSource acquisition had occurred. These assets were written down $1.1 million to estimated realizable fair value. This amount was included in restructuring charges in fiscal 2001. In addition, 3Com determined that a customer's product line discontinuation resulted in an impairment of a license agreement and related goodwill that arose from the LANSource acquisition. Those assets were determined to have no future value, and accordingly $1.0 million was written off. The impairment charge was recorded in amortization and write down of intangibles, and is a component of contribution margin for CommWorks as reported in Note 19. Remaining net intangible assets continue to be amortized over their original useful lives.

o On December 2, 1999, 3Com acquired Interactive Web Concepts, Inc. (IWC), an Internet business consulting, creative design, and software engineering firm, for an aggregate purchase price of $3.5 million in cash including
     $0.1 million of costs directly attributable to the completion of the acquisition. This purchase resulted in approximately $4.1 million of goodwill and other intangible assets that were being amortized over an estimated useful life of three years.

     As part of 3Com's efforts to improve profitability, the company decided that it would discontinue providing IWC services during fiscal year 2001. As a result, 3Com determined that the net unamortized assets had no remaining future value and consequently wrote off $2.1 million, which was the net remaining amount of goodwill and intangible assets. This amount was included in restructuring charges in fiscal 2001.

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

o On January 25, 1999, 3Com entered into a joint venture named ADMTek, Inc. (ADMtek). 3Com contributed approximately $5.3 million in cash for a 44 percent interest in the joint venture and began consolidating the joint venture with its results due to its ability to exercise control over the operating and financial policies of the joint venture. In September 1999, 3Com sold a portion of its existing interest in ADMTek to its joint venture partner. As a result of this sale, 3Com's ownership interest was reduced and it no longer exercised control over the joint venture. Therefore, during the second fiscal quarter of fiscal 2000, 3Com began accounting for this investment using the cost method.

o On November 6, 1998, 3Com acquired EuPhonics, Inc. (EuPhonics), a developer of digital signal processor (DSP)-based audio software that drives integrated circuits, sound cards, consumer electronics, and other hardware. The aggregate purchase price of $8.3 million consisted of cash of approximately $6.6 million, assumption of stock options with a fair value of approximately $1.5 million, and $0.2 million of costs directly attributable to the completion of the acquisition. The charge for purchased in-process technology associated with the acquisition was not material, and was included in research and development expenses in the second quarter of fiscal 1999. This purchase resulted in approximately $10.8 million of goodwill and other intangible assets that were being amortized over estimated useful lives of four years.

     As part of 3Com's efforts to change strategic focus in fiscal 2001, the Company decided that it would exit the products and technology that arose from the EuPhonics acquisition. As a result, 3Com determined that the net unamortized assets had no remaining future value and consequently wrote off $5.8 million, which was the net remaining amount of goodwill and intangible assets. This amount was included in restructuring charges in fiscal 2001.

Note 6:  Investments

Available-for-sale securities consist of:

                                                                             June 1, 2001
                                                   -----------------------------------------------------------------
                                                                       Gross              Gross
                                                   Amortized        Unrealized         Unrealized         Estimated
(In thousands)                                        Cost             Gains              Losses          Fair Value
                                                   -----------------------------------------------------------------
State and municipal securities                     $  125,854        $    1,133        $     --           $  126,987
U.S. Government and agency securities                 209,522             5,820              --              215,342
Corporate debt securities                             394,247             5,998              (160)           400,085
                                                   ----------        ----------        ----------         ----------
Short-term investments                                729,623            12,951              (160)           742,414

Publicly traded corporate equity securities            20,025             4,570              (220)            24,375
                                                   ----------        ----------        ----------         ----------

Total                                              $  749,648        $   17,521        $     (380)        $  766,789
                                                   ==========        ==========        ==========         ==========

                                                                             June 2, 2000
                                                   -----------------------------------------------------------------
                                                                       Gross              Gross
                                                   Amortized        Unrealized         Unrealized         Estimated
(In thousands)                                        Cost             Gains              Losses          Fair Value
                                                   -----------------------------------------------------------------
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

During the fiscal year ended June 1, 2001, publicly traded corporate equity securities were sold for proceeds of $224.0 million. Net realized losses on investments of $18.6 million were recorded during fiscal 2001, comprised of $135.7 million of net losses recognized due to fair value adjustments of investments in limited partnership venture capital funds and impairments of investments in private companies and publicly traded securities whose declines in value have been determined to be other than temporary. The losses were partially offset by $117.1 million of net gains realized on sales of publicly traded equity securities. During the fiscal year ended June 2, 2000, publicly traded corporate equity securities were sold for proceeds of $818.0 million. Net realized gains on investments of $838.8 million were recorded during fiscal 2000, comprised of $792.7 million of net gains realized on sales of publicly traded equity securities and $46.1 million of net gains recognized due to fair value adjustments of investments in limited partnership venture capital funds and in private companies acquired by public companies. During the fiscal year ended May 28, 1999, publicly traded corporate equity securities were sold for proceeds of $0.4 million, resulting in realized losses of $2.6 million.

The contractual maturities of available-for-sale debt securities at June 1, 2001 are as follows:

                                            Amortized         Estimated
(In thousands)                                Cost           Fair Value
                                          -----------------------------

Within one year                           $   555,816       $   562,566
Between one year and two years                168,987           174,788
Between two years and three years               4,820             5,060
                                          -----------       -----------

Short-term investments                    $   729,623       $   742,414
                                          ===========       ===========


Note 7:  Inventories, Net

Inventories, net, consist of:
                                             June 1,           June 2,
(In thousands)                                2001               2000
                                          -----------       -----------

Finished goods                            $    89,736       $   123,290
Work-in-process                                64,319            31,863
Raw materials                                  46,091            79,659
                                          -----------       -----------

Total                                     $   200,146       $   234,812
                                          ===========       ===========

Note 8:  Property and Equipment, Net

Property and equipment, net, consists of:
                                             June 1,          June 2,
(In thousands)                                2001              2000
                                          -----------       -----------

Land                                      $    44,635       $    46,412
Land, property, and equipment
  held for sale, net                           11,681            45,452
Buildings and improvements                    297,335           284,620
Machinery and equipment                       754,073           867,941
Software                                      163,592           134,148
Furniture and fixtures                         96,988           107,300
Leasehold improvements                         70,175            70,631
Construction in progress                       42,637            66,614
                                          -----------       -----------

Total                                       1,481,116         1,623,118
Accumulated depreciation and
  amortization                               (871,437)         (866,164)
                                          -----------       -----------

Property and equipment, net               $   609,679       $   756,954
                                          ===========       ===========

For the Year Ended June 1, 2001. In September 2000, 3Com sold a 39-acre parcel of undeveloped land in San Jose, California to a financial institution, as directed by Palm, for total net proceeds of approximately $215.6 million. 3Com recorded a net gain of $174.4 related to this sale. In February 2001, 3Com sold a vacated office and manufacturing building in Morton Grove, Illinois for total net sales proceeds of $12.4 million, resulting in a gain of approximately $4.4 million.

For the Year Ended June 2, 2000. 3Com sold two facilities in the Chicago and Salt Lake City areas and equipment in the Chicago area for total net proceeds of $93.2 million. In addition, an impairment charge of approximately $4.0 million was recognized related to the write down to fair value of the remaining facility held for sale in Salt Lake City. A combined net gain of $25.5 million was recognized related to these transactions.

Note 9:  Other Accrued Liabilities

Other accrued liabilities consist of:
                                                    June 1,           June 2,
(In thousands)                                       2001              2000
                                                  -----------      -----------

Accrued purchase commitments (see Note 10)        $   178,942      $    33,222
Accrued payroll and related expenses                  123,092          186,382
Deferred revenue                                       76,496           76,610
Accrued product warranty                               53,571           86,437
Accrued distributor rebates                            25,595           35,077
Accrued promotion rebates                              13,481           33,605
Bank overdraft liability                                9,175           43,758
Other                                                  96,499          155,983
                                                  -----------      -----------

Other accrued liabilities                         $   576,851      $   651,074
                                                  ===========      ===========

Note 10:  Borrowing Arrangements and Commitments

As of June 1, 2001, 3Com had borrowings of $2.7 million related to an equipment financing transaction. Also, as of June 1, 2001, 3Com had approximately $2.8 million in unused bank-issued standby letters of credit and bank guarantees.

During July 1994, 3Com arranged a private placement of $60 million in 7.52% Unsecured Senior Notes with three insurance companies. The notes were payable in five equal installments beginning in June 1997. During the first quarter of fiscal 2001, 3Com repaid the remaining debt balance of $24 million under this agreement. As of June 2, 2000, borrowings under these notes totaled approximately $24 million and $12 million of this debt was classified as current portion of long-term debt.

As of June 1, 2001, the weighted average interest rate on outstanding debt was approximately six percent.

3Com leases buildings comprising approximately 870,000 square feet for its Santa Clara, California headquarters site. The lease expires in November 2001, with an option to extend the lease term for two successive periods of five years each. The lease contains an option to purchase the property for $148.9 million, or at the end of the lease arrange for the sale of the property to a third party with 3Com retaining an obligation to the owner for the difference between the sale price and $148.9 million, subject to certain provisions of the lease.

3Com also leases buildings comprising approximately 300,000 square feet at the Santa Clara, California headquarters site. The lease expires in August 2002, with an option to extend the lease term for two successive periods of five years each. The lease contains an option to purchase the property for $82.6 million, or at the end of the lease arrange for the sale of the property to a third party with 3Com retaining an obligation to the owner for the difference between the sale price and $82.6 million, subject to certain provisions of the lease. Approximately 160,000 square feet of these buildings are subleased to Palm under an agreement that expires in August 2002.

3Com leases a 540,000 square foot office complex in Marlborough, Massachusetts for general administration, research and development, and manufacturing operations. The site will support expansion of approximately 660,000 square feet. The lease expires in August 2002, with an option to extend the lease term for two successive periods of five years each. 3Com has an option to purchase the property for $85.3 million, or at the end of the lease arrange for the sale of the property to a third party with 3Com retaining an obligation to the owner for the difference between the sale price and $85.3 million, subject to certain provisions of the lease.

The three aforementioned leases require 3Com to maintain specified financial covenants. While the Company believes that it is in compliance as of June 1,
2001, the Company has had discussions with the lessors regarding the interpretation of certain covenants. If it were determined that the Company was not in compliance, the leases could potentially be terminated, resulting in an acceleration of the obligation to purchase or arrange for the sale of the related properties. The Company has the right to prepay these leases without penalty or adverse consideration. If required, the Company believes it has sufficient financial resources to retire these leases. Future minimum lease payments are included in the table below.

3Com leases certain of its facilities under operating leases. Leases expire at various dates from 2001 to 2015, and certain facility leases have renewal options with rentals based upon changes in the Consumer Price Index or the fair market rental value of the property.

3Com subleases certain of its facilities to third party tenants. The subleases expire at various dates from 2001 to 2007.

Future operating lease commitments and future sublease income are as follows:

                                        Future               Future
                                    Lease Payments       Sublease Income
Fiscal year                         (in thousands)       (in thousands)
------------------------------------------------------------------------
2002                                 $   34,607            $   42,099
2003                                     19,359                30,877
2004                                     12,702                 7,881
2005                                     10,953                 5,353
2006                                     10,489                 5,497
Thereafter                               14,365                 1,833
                                     ----------            ----------

Total                                $  102,475            $   93,540
                                     ==========            ==========

Rent expense was $58.0 million, $51.5 million, and $53.7 million for the fiscal years ended June 1, 2001, June 2, 2000 and May 28, 1999, respectively. Sublease income was $32.6 million, $8.6 million, and $1.0 million for the fiscal years ended June 1, 2001, June 2, 2000 and May 28, 1999, respectively. Included in sublease income was sublease income from Palm of $16.7 million and $2.6 million for the fiscal years ended June 1, 2001 and June 2, 2000, respectively.

As of June 1, 2001, 3Com had approximately $1.8 million in capital expenditure commitments, primarily associated with facilities consolidation and information system projects.

On September 30, 2000, 3Com entered into a supply agreement with a contract manufacturer whereby 3Com has committed to a minimum dollar amount of manufacturing value-added services, excluding the cost of materials, to be performed by the contract manufacturer. These commitments are for $31 million per quarter during the first year of the agreement, and $30 million per quarter during the second year of the agreement. For any quarter in which there is a deficit of more than ten percent, 3Com is obligated to pay the amount by which the deficit exceeds ten percent, with the remaining deficit carried forward. This contract allows termination subject to payment of certain exit costs. Due to 3Com's announcement to exit its consumer product lines and the slowdown in the telecommunications equipment market, 3Com does not expect to reach the minimum purchase commitments in the future. 3Com has engaged in discussions regarding termination of the supply agreement. Based on management's best estimates, a charge was recorded to cost of goods sold in the fourth quarter of fiscal 2001 for estimated future purchase commitment shortfalls and exit costs related to such termination.

Note 11: Warrants to Purchase Broadcom Common Stock and Purchase Agreement

In fiscal 2001, 3Com entered into a Purchase and Warrant Agreement (purchase agreement) with Altima Communications, Inc. (Altima) to purchase certain components through December 2002. The purchase agreement provided for cash penalties to Altima in the event that minimum purchases were not met on a calendar quarter basis. The agreement included a performance warrant issued to 3Com to purchase common stock of Altima, which vested as product purchases were made. Since Altima was subsequently acquired by Broadcom Corporation (Broadcom), the warrant to purchase shares of common stock of Altima was replaced by a warrant to purchase 992,000 shares of common stock of Broadcom (warrant shares). The fair value of the warrant was fixed at approximately $244 million, since the agreement contained significant disincentives for nonperformance. The effects of warrant shares earned were recorded as a credit to cost of sales as purchases were made, based on the fixed valuation of the warrant of $244 million. In January 2001, 3Com exercised its vested portion of the warrant and received 126,940 shares of Broadcom common stock. The investment in Broadcom common stock is accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Due to the significant decline in the value of the Broadcom common stock, 3Com recorded an other-than-temporary impairment charge of $25.3 million in fiscal 2001. As certain terms of the purchase agreement were not met, 3Com terminated the purchase agreement in February 2001 without penalty. 3Com continues to maintain an ongoing purchase arrangement with Broadcom that does not include a performance warrant.

Note 12: Common Stock

Outstanding Options Adjustment for Palm Spin-Off. On July 27, 2000, 3Com completed the distribution of Palm, Inc. common stock held by 3Com to 3Com stockholders (the Palm distribution). As a result of the Palm distribution, to preserve the intrinsic value of the stock options as discussed in Note 3, the number of shares of 3Com common stock subject to an option grant were adjusted by multiplying the pre-Palm distribution number by 4.827103 and the exercise price per share was adjusted by dividing the pre-Palm distribution exercise price by 4.827103 (the Palm distribution adjustment).

Common Stock and Stock Option Plan Reserve Adjustments for Palm Spin-Off. On July 27, 2000, as a result of the Palm spin-off, an adjustment was made to the reserves for the Company's 1983 stock option plan, 1994 stock option plan, 1984 employee stock purchase plan, restricted stock plan, director stock plan, and all option plan reserves related to prior acquisitions. Such reserves were multiplied by the Palm adjustment factor of 4.827103 pursuant to the terms of such benefit plans.

Preferred Shares Rights Plan. In September 1989, the Board of Directors approved a common stock purchase rights plan, which was amended and restated in December 1994 (the Prior Plan). In March 2001, the Board of Directors approved a Second Amended and Restated Preferred Shares Rights Plan (the Preferred Shares Rights
Plan), which replaced the Prior Plan. The Preferred Shares Rights plan provides that the preferred share rights become exercisable based on certain limited conditions related to acquisitions of stock, tender offers, and certain business combination transactions of 3Com. In the event one of the limited conditions is triggered, each right entitles the registered holder of 3Com's common stock to purchase for $55 one one-thousandth of a share of 3Com Series A Participating Preferred Stock (or any acquiring company). The rights are redeemable at 3Com's option for $.001 per right and expire on March 8, 2011.

Stock Option Plans. 3Com has stock option plans under which employees and directors may be granted options to purchase common stock. Options are generally granted at not less than the fair market value at grant date, vest immediately or for periods ranging up to five years, and expire five to ten years after the grant date.

A summary of option transactions under the plans follows:

(Shares in thousands)                           Number        Weighted average
                                              of shares        exercise price
                                              ---------        --------------
Outstanding, May 31, 1998                        47,621           $  23.39

Granted and assumed                              18,934              27.19
Exercised                                       (11,820)             16.81
Canceled                                         (5,489)             30.85
                                               --------           --------
Outstanding, May 28, 1999                        49,246              25.60

Granted and assumed                              20,461              34.07
Exercised                                       (14,726)             19.78
Canceled                                        (12,146)             30.04
                                               --------           --------
Outstanding, June 2, 2000                        42,835              30.39

Granted and assumed                              30,172              14.42
Additional options granted to
    compensate for loss in intrinsic
    value due to Palm spin-off                  134,045                -
Exercised                                       (23,674)              8.98
Canceled                                        (35,237)             10.47
                                               --------           --------
Outstanding, June 1, 2001                       148,141           $   7.80
                                               ========           ========

As of June 1, 2001, there were 84.0 million shares available for future grant.

                                  Outstanding options as of June 1, 2001                     Exercisable at June 1, 2001
                      ----------------------------------------------------------------   ---------------------------------
Range of                 Number          Weighted average        Weighted average           Number        Weighted average
exercise prices         of shares         exercise price    remaining contractual life     of shares       exercise price
---------------         ---------         --------------    --------------------------     ---------       --------------
                      (in thousands)                                (in years)           (in thousands)
$  0.04 -  $ 5.26          18,304               $ 3.52                  5.5                  14,375             $  3.22
   5.27 -    6.09          59,657                 5.77                  7.3                  29,158                5.88
   6.10 -    9.23          34,323                 8.20                  7.8                  15,763                7.96
   9.25 -   11.73          10,086                10.31                  8.3                   3,051               10.62
  11.76 -   13.71          20,371                13.51                  9.1                   1,137               13.04
  13.75 -   35.19           5,400                15.89                  9.1                     954               15.00
                          -------               ------                                      -------             -------
Total                     148,141               $ 7.80                  7.6                  64,438             $  6.28
                          =======                                                           =======

There were 15.4 million and 23.6 million options exercisable as of June 2, 2000 and May 28, 1999 with weighted average exercise prices of $26.09 and $21.93 per share, respectively.

Employee Stock Purchase Plan. 3Com has an employee stock purchase plan, under which eligible employees may authorize payroll deductions of up to 10 percent of their compensation, as defined, to purchase common stock at a price of 85 percent of the lower of the fair market value as of the beginning or the end of the offering period. During September 1999, the Board of Directors approved a revision to the terms of the employee stock purchase plan that extended the offering period to 24 months, allowing for four six-month purchase periods. Price declines, if any, will be reflected at the beginning of each six-month purchase period and remain in effect for the next 24-month offering period.

Restricted Stock Plan. 3Com has a restricted stock plan, under which shares of common stock are reserved for issuance at no cost to key employees. Compensation expense, equal to the fair market value on the date of the grant, is recognized as the granted shares vest over a one-to-four year period. Excluding accelerated amortization for Kerbango employees as discussed in Note 4, compensation expense recognized for the amortization of restricted stock was $8.1 million, $1.6 million, and $2.8 million for the years ended June 1, 2001, June 2, 2000, and May 28, 1999, respectively. As of June 1, 2001, there were 2.0 million shares available for future grant.

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

Stock Reserved for Issuance. As of June 1, 2001, 3Com had common stock reserved for issuance as follows:

     (In thousands)

     Stock Option Plans                                 232,091
     Employee Stock Purchase Plan                        15,806
     Warrants                                             7,100
     Restricted Stock Plan                                1,975
                                                       --------
     Total shares reserved for issuance                 256,972
                                                       ========

In addition, as of June 1, 2001, 3Com had 0.3 million shares of preferred stock reserved for issuance under its Preferred Shares Rights plan.

Stock Repurchase and Option Programs. During the fourth quarter of fiscal 2000, the Board of Directors authorized a stock repurchase program in the amount of up to one billion dollars. Such repurchases could be used to offset the issuance of additional shares resulting from employee stock option exercises and the sale of shares under the employee stock purchase plan. The Board has authorized a two-year time limit on the repurchase authorizations. During fiscal 2001, 39.5 million shares of common stock, including those purchased through the put option program discussed below, were repurchased for a total purchase price of $577.8 million.

In fiscal 2001, 3Com initiated a program of selling put options and purchasing call options on its common stock. These were "European" style options which, in the case of put options, entitle the holders to sell shares of 3Com common stock to 3Com on the expiration dates at specified prices and, in the case of call options, entitle 3Com to purchase its common stock on the expiration dates at specified prices. The option contracts gave 3Com the choice of net cash settlement or physical settlement or net settlement in its own shares of common stock. These options were accounted for as permanent equity instruments. During fiscal 2001, 1.2 million shares of common stock were repurchased through exercised puts for a cumulative purchase price of $19.9 million. The option contracts contained per share price floors, whereby a drop in the price of 3Com common stock below such price floor could require accelerated settlement of the put options by 3Com. Due to a decline in the price of 3Com common stock, accelerated settlement of the remaining put options was required. 3Com elected net cash settlement of 15.3 million put options outstanding, and related call options, which was recorded as a reduction of share capital in the amount of $140.7 million. As of June 1, 2001, there were no put options or call options outstanding.

Note Receivable from Broadcom for Sale of Warrants to Purchase 3Com Common Stock. During fiscal 2001, 3Com announced a strategic alliance with Broadcom to accelerate the deployment of Gigabit Ethernet into business networks. As part of the strategic alliance, 3Com issued to Broadcom a warrant to acquire up to 7.1 million shares of 3Com common stock, representing approximately 2 percent of 3Com's current outstanding shares. The term of the warrant is from January 1, 2001 through December 4, 2002. The per share exercise price is $9.31 and the purchase price of the warrant is approximately $21 million. Broadcom paid for the warrant by issuance of a full recourse promissory note in the principal amount of approximately $21 million. The note bears interest at LIBOR plus one percent. Payments of interest only are due quarterly beginning April 2001. Principal payments of approximately $3.5 million plus interest are due quarterly beginning October 2001 through December 2002. The note has optional and mandatory prepayment provisions if certain conditions are met.

Accounting for Stock-Based Compensation. As permitted under SFAS 123, 3Com has elected to follow APB 25 and related Interpretations in accounting for stock-based awards to employees. Under APB 25, 3Com generally recognizes no compensation expense with respect to such awards.

Pro forma information regarding net income and earnings per share is required by SFAS 123. This information is required to be determined as if 3Com had accounted for its stock-based awards to employees (including employee stock options and shares issued under the Employee Stock Purchase Plan, collectively called "options") granted subsequent to May 31, 1995 under the fair value method of that Statement. The fair value of options granted in fiscal years 2001, 2000, and 1999 reported below has been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                            Employee Stock Option Plans       Employee Stock Purchase Plan
                           ----------------------------      ------------------------------
                             2001       2000       1999          2001       2000       1999
                           ----------------------------      ------------------------------
Risk-free interest rate      4.5%       6.5%       5.3%          3.7%       6.4%       4.9%
Volatility                  79.4%      78.4%      62.0%         79.4%      78.4%      62.0%
Dividend yield               0.0%       0.0%       0.0%          0.0%       0.0%       0.0%

As of June 1, 2001, the expected lives of the options under the Employee Stock Option Plan were estimated at approximately two years after the vesting date for directors and approximately one and one half years after the vesting date for non-directors. As of June 2, 2000, the expected lives of options under the Employee Stock Option Plan were estimated at approximately two and one half years after the vesting date for directors and approximately one and one half years after the vesting date for non-directors. As of May 28, 1999, the expected lives of options under the Employee Stock Option Plan were estimated at approximately three years and one half years after the vesting date for directors and approximately two years after the vesting date for non-directors. As of June 1, 2001, June 2, 2000, and May 28, 1999, the expected life of options under the Employee Stock Purchase Plan was estimated at six months.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The weighted average estimated fair value of employee stock options granted during fiscal years 2001, 2000 and 1999 was $7.99, $21.10, and $14.95 per share, respectively. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plan during fiscal years 2001, 2000 and 1999 was $5.16, $10.26, and $8.41, respectively. As 3Com's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options' vesting period. Pro forma information follows (in thousands, except per share amounts):

                                                                    Years ended
                                                    --------------------------------------------
                                                       June 1,         June 2,           May 28,
                                                        2001            2000              1999
                                                    -----------      ----------       ----------
Net income (loss):         As reported              $  (965,376)     $  674,303       $  403,874
                           Pro forma                 (1,148,416)        535,539          216,695

Earnings (loss) per share: As reported--basic       $     (2.80)     $     1.94       $     1.12
                           Pro forma--basic               (3.33)           1.54             0.60
                           As reported--diluted     $     (2.80)     $     1.88       $     1.09
                           Pro forma--diluted             (3.33)           1.50             0.59

Note 13:  Financial Instruments

The following summary disclosures are made in accordance with the provisions of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," which requires the disclosure of fair value information about both on- and off-balance sheet financial instruments where it is practicable to estimate the value. Fair value is defined in SFAS 107 as the amount at which an instrument could be exchanged in a current transaction between willing parties, rather than in a forced or liquidation sale.

As SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value to 3Com.

                                           June 1, 2001                  June 2, 2000
                                   -------------------------      -------------------------
                                     Carrying      Estimated       Carrying       Estimated
(In thousands)                        Amount      Fair Value        Amount       Fair Value
                                   --------------------------------------------------------
Assets:
  Cash and equivalents             $  897,797     $  897,797      $1,700,420     $1,700,420
  Short-term investments              742,414        742,414       1,369,520      1,369,520
  Corporate equity securities         110,976        110,976         620,390        620,390

Liabilities:
  Long-term debt                   $     --       $     --        $   24,000     $   24,675

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

The foreign exchange forward contracts require 3Com to exchange foreign currencies for U.S. Dollars or vice versa, and generally mature in one month or less. As of June 1, 2001 and June 2, 2000, 3Com had outstanding foreign exchange forward contracts with aggregate notional amounts of $38.9 million and $52.9 million, respectively, that had remaining maturities of one month or less. As of June 1, 2001, 3Com did not have any outstanding foreign exchange forward contracts with maturities greater than one month. As of June 2, 2000, 3Com had one outstanding foreign exchange forward contract with a notional amount of $24.0 million with a remaining maturity greater than one month. As of June 1, 2001 and June 2, 2000, the carrying amounts and estimated fair values of foreign exchange forward contracts were insignificant, and the difference between the two values was insignificant. The fair value of foreign exchange forward contracts is based on prevailing financial market information.

Note 14: Merger-Related Credits, Net, and Net Gains on Land and
Facilities

Merger-Related Credits, Net

On June 12, 1997, 3Com completed a merger with U.S. Robotics, which was accounted for as a pooling of interests. As a result of this merger, 3Com has recorded aggregate merger-related charges of $239.6 million through June 1, 2001, which included $195.8 million of integration expenses and $43.8 million of direct transaction costs (consisting primarily of investment banking and other professional fees). The following table displays a rollforward of the integration expense activity and balances of the U.S. Robotics merger reserve from May 31, 1998 through June 1, 2001 (in thousands):

---------------------------------------------------------------------------------------------------------------------
                                                                           1999
                                                         -------------------------------------
                                        May 31, 1998           Provision/                                May 28, 1999
Type of cost                               Balance       Revisions in Estimates      Deductions             Balance
---------------------------------------------------------------------------------------------------------------------
Facilities                                $  36,584             $ (16,196)           $   6,453            $  13,935
Severance and outplacement                    6,210                (2,016)               3,599                  595
Long-term assets                              1,289                   251                  797                  743
Inventory                                     6,429                  (666)               5,763                    -
---------------------------------------------------------------------------------------------------------------------
Total                                     $  50,512             $ (18,627)           $  16,612            $  15,273
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
                                                                           2000
                                                         -------------------------------------
                                        May 28, 1999           Provision/                                June 2, 2000
Type of cost                               Balance       Revisions in Estimates      Deductions             Balance
---------------------------------------------------------------------------------------------------------------------
Facilities                                $  13,935             $  (1,976)           $  11,713            $     246
Severance and outplacement                      595                   (57)                 538                   --
Long-term assets                                743                  (174)                 277                  292
---------------------------------------------------------------------------------------------------------------------
Total                                     $  15,273             $  (2,207)           $  12,528            $     538
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
                                                                           2001
                                                         -------------------------------------
                                        June 2, 2000           Provision/                                June 1, 2001
Type of cost                               Balance       Revisions in Estimates      Deductions             Balance
---------------------------------------------------------------------------------------------------------------------
Facilities                                $     246             $    (246)           $      --            $      --
Long-term assets                                292                  (112)                 180                   --
---------------------------------------------------------------------------------------------------------------------
Total                                     $     538             $    (358)           $     180            $      --
---------------------------------------------------------------------------------------------------------------------

As of June 1, 2001, 3Com has completed all exit activities associated with the U.S. Robotics merger.

As of June 1, 2001 and June 2, 2000, 3Com also had a remaining merger accrual of $0.8 million and $1.3 million, respectively, related to the Chipcom Corporation merger.

In addition, merger-related credits, net, during fiscal 1999 included a $3.0 million charge reflecting a change in the estimated net realizable value of closed manufacturing plants in Chicago. The charge reflects a change in the estimated net realizable value of the plant, reflecting market conditions at the time.

Net Gains on Land and Facilities

During fiscal 2001, 3Com sold a 39-acre parcel of undeveloped land in San Jose, California to a financial institution, as directed by Palm, for total net proceeds of approximately $215.6 million. 3Com recorded a net gain of $174.4 related to this sale. In February 2001, 3Com sold a vacated office and manufacturing building in Morton Grove, Illinois for total net sales proceeds of $12.4 million, resulting in a gain of approximately $4.4 million.

During fiscal 2000, 3Com sold two facilities in the Chicago and Salt Lake City areas and equipment in the Chicago area for total net proceeds of $93.2 million. In addition, an impairment charge of approximately $4.0 million was recognized related to the write down to fair value of the remaining facility held for sale in Salt Lake City. A combined net gain of $25.5 million was recognized related to these transactions.

During fiscal 1999, 3Com recorded a $4.2 million net gain on the sale of land, which had previously been deferred pending resolution of certain contingencies that were resolved during the year.


Note 15:  Interest and Other Income, Net

Interest and other income, net, consists of:

                                                                   Years ended
                                                    -------------------------------------------
                                                     June 1,         June 2,           May 28,
(In thousands)                                        2001            2000               1999
                                                    ---------       ---------         ---------
Interest income                                     $ 142,472       $ 110,404         $  63,245
Interest expense                                       (1,174)         (3,612)           (3,756)
Other                                                   3,298          (2,534)           (2,567)
                                                    ---------       ---------         ---------

Total                                               $ 144,596       $ 104,258         $  56,922
                                                    =========       =========         =========

Note 16:  Income Taxes

The provision (benefit) for income taxes consists of:

                                                                   Years ended
                                                    -------------------------------------------
                                                     June 1,         June 2,           May 28,
(In thousands)                                        2001            2000               1999
                                                    ---------       ---------         ---------
Current:
   Federal                                          $  16,172       $  84,107         $  (7,689)
   State                                               (7,931)         38,892            24,992
   Foreign                                             16,000          39,361            49,805
                                                    ---------       ---------         ---------

Total current                                          24,241         162,360            67,108
                                                    ---------       ---------         ---------

Deferred:
   Federal                                           (285,969)        171,315           104,510
   State                                               (6,549)          8,182            (4,697)
   Foreign                                             10,636            (185)          (10,130)
                                                    ---------       ---------         ---------

Total deferred                                       (281,882)        179,312            89,683
                                                    ---------       ---------         ---------

Total                                               $(257,641)      $ 341,672         $ 156,791
                                                    =========       =========         =========

The components of net deferred tax assets (liabilities) consist of:

                                                     June 1,         June 2,
(In thousands)                                        2001            2000
                                                    ---------       ---------
Deferred tax assets:
   Operating loss carryforwards, net                $ 409,380       $   2,781
   Amortization and depreciation                       19,786            --
   Tax credit carryforwards                            49,010          14,822
   Intercompany profit eliminations                    10,554          17,575
   Unrealized losses on private investments, net       29,099            --
   Valuation allowance                               (194,085)        (11,482)
                                                    ---------       ---------
Unrealized losses on private investments, net
Total deferred tax assets                             323,744          23,696
                                                    ---------       ---------

Deferred tax liabilities:
   Reserves recognized in different
        periods for tax purposes                     (139,354)       (115,199)
   Unremitted earnings                                (87,500)        (81,960)
   Royalty and purchased research and development      (8,965)           --
   Amortization and depreciation                         --            (9,218)
   Unrealized gain on investments, net                 (1,740)       (179,240)
   Other                                               (3,321)        (16,742)
                                                    ---------       ---------
Net deferred tax assets (liabilities)               $  82,864       $(378,663)
                                                    =========       =========

3Com has operating losses related to the following tax jurisdictions and expiration periods: U.S. federal income tax carryforward of approximately $1 billion expiring in fiscal 2021; various state income tax carryforwards of approximately $798.4 million expiring between 2006 and 2021; and various foreign taxing jurisdictions, $2.9 million expiring between 2004 and 2006, and $36.8 million with an unlimited carryforward period. 3Com also has U.S. federal research credit carryforwards of $27.1 million expiring between 2010 and 2021. U.S. federal alternative minimum tax credits of $21.9 million have an unlimited carryforward period.

The valuation allowance reduces deferred tax assets to estimated realizable value. The valuation allowance relates to a portion of the credit and net operating loss carryforwards and temporary differences for which 3Com believes that realization is uncertain due to various limitations on their use and the Company's operating loss in the current year. The valuation allowance increased $182.6 million in fiscal 2001, which includes $98.8 million attributable to stock option deductions, which, if recognized, will be allocated directly to paid-in-capital. For fiscal 2000, the valuation allowance decreased $40 million.

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

                                                                 Years ended
                                                     -------------------------------------
                                                      June 1,       June 2,       May 28,
                                                       2001          2000           1999
                                                     ---------    ---------      ---------
Tax computed at federal statutory rate                (35.0)%        35.0%          35.0%
State income taxes, net of federal effect              (2.6)          3.2            2.5
Tax exempt investment income                           (0.7)         (0.9)          (1.4)
Provision for taxes on unremitted earnings              0.5           --             --
Provision for combined foreign and U.S. taxes on
   certain foreign income at rates greater than
   (less than) U.S. rates                               6.9          (4.2)          (6.5)
Research tax credits                                   (0.1)         (0.3)          (0.6)
Valuation allowance                                     6.8           --             --
Non-deductible purchased in-process technology
   and merger-related charges                           3.5           1.0            0.5
Other                                                  (0.3)          1.7            0.6
                                                       ----          ----           ----

Total                                                 (21.0)%        35.5%          30.1%
                                                       ====          ====           ====

Income before income taxes for the fiscal years ended June 1, 2001, June 2, 2000, and May 28, 1999, includes foreign subsidiary income (loss) of ($152.5) million, $213.3 million, and $227.1 million, respectively. 3Com has provided $87.5 million for the potential repatriation of certain undistributed earnings of its foreign subsidiaries. 3Com has not provided for federal income taxes on approximately $383.6 million of undistributed earnings of its foreign subsidiaries since 3Com considers these earnings to be indefinitely reinvested in foreign subsidiary operations. It is not practicable to estimate the income tax liability that might be incurred upon the remittance of such earnings.

During fiscal years ended June 1, 2001 and June 2, 2000, certain domestic and foreign taxing jurisdictions began audits of 3Com's income tax returns. While the ultimate results of these examinations cannot be predicted with certainty, 3Com's management believes the examinations will not have a material adverse effect on its consolidated financial condition or results of operations.

Note 17:  Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net income (loss) and other comprehensive income (loss). The components of other comprehensive income (loss) and their related tax effects are as follows (in thousands):

                                                                                   Years ended
                                                                 -----------------------------------------------
                                                                  June 1,             June 2,            May 28,
                                                                    2001               2000               1999
                                                                 ---------          ---------          ---------
Gains (losses) on investments during the year, net of
     tax expense (benefit) of $(170,084), $(173,702), and
     $28,577 in 2001, 2000, and 1999, respectively               $(256,843)         $(275,098)         $  45,157
Less: adjustment for gains (losses) included in net
     income (loss), net of tax expense (benefit) of
     $(7,416), $324,644, and $(1,024) in 2001, 2000,
     and 1999, respectively                                        (11,198)           514,151             (1,619)
Change in accumulated translation adjustments during
     the year                                                          (68)            (1,341)            (3,830)
                                                                 ---------          ---------          ---------
Other comprehensive income (loss)                                $(268,109)         $ 237,712          $  39,708
                                                                 =========          =========          =========

Accumulated other comprehensive income (loss) presented in the accompanying consolidated balance sheets consists of the accumulated net unrealized gain on available-for-sale investments and the accumulated foreign translation adjustments.

Note 18:  Net Income per Share

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

                                                                  Years ended
                                               ------------------------------------------------
                                                 June 1,             June 2,           May 28,
                                                  2001                2000              1999
                                               -----------        -----------       -----------
Income from continuing operations              $  (969,913)       $   615,563       $   364,945
Income from discontinued operations                  4,537             58,740            38,929
                                               -----------        -----------       -----------
                                               $  (965,376)       $   674,303       $   403,874
                                               ===========        ===========       ===========

Weighted average shares--Basic                     345,027            348,314           360,424
Effect of dilutive securities:
       Employee stock options                         --                9,267             8,735
       Restricted stock                               --                  302               202
                                               -----------        -----------       -----------
Weighted average shares--Diluted                   345,027            357,883           369,361
                                               ===========        ===========       ===========

Net income per share--Basic:
         Continuing operations                 $     (2.81)       $      1.77       $      1.01
         Discontinued operations                      0.01               0.17              0.11
                                               -----------        -----------       -----------
                                               $     (2.80)       $      1.94       $      1.12
                                               ===========        ===========       ===========

Net income per share--Diluted:
         Continuing operations                 $     (2.81)       $      1.72       $      0.99
         Discontinued operations                      0.01               0.16              0.10
                                               -----------        -----------       -----------
                                               $     (2.80)       $      1.88       $      1.09
                                               ===========        ===========       ===========

Employee stock options and restricted stock totaling 30.3 million shares for the year ended June 1, 2001, were not included in the diluted weighted average shares calculation as the effects of these securities were antidilutive.

Note 19:  Business Segment Information

3Com provides network connectivity products and solutions for people and businesses, as well as access infrastructure and IP services platforms for network service providers. For fiscal 2001, 3Com was organized around four business units. Three of these units represented ongoing operations--Commercial and Consumer Network Products, CommWorks Corporation, and Customer Service--and the fourth unit included product lines that in the fourth quarter of fiscal 2000 3Com decided to exit. Also in the fourth quarter of fiscal 2000, a final decision was made to spin-off Palm (the Handheld Computing business segment). Accordingly, the financial data related to Palm is accounted for as a discontinued operation for all periods presented. 3Com's business activities have been aggregated into three reportable segments: Commercial and Consumer Networks, CommWorks, and Exited Product Lines. The Customer Service business unit has been combined into Commercial and Consumer Networks, as customer service operations are an integral part of the Commerical and Consumer Networks business unit and the two business units are regularly combined for internal management reviews when assessing performance and making decisions regarding allocation of resources and investments. The Commercial and Consumer Networks segment manufactures and sells desktop NICs, PC cards, switches, hubs, broadband cable and DSL modems as well as services associated with sales of these products. The CommWorks segment manufactures and sells access infrastructure and IP services platforms for network service providers. Exited Products include analog-only modems and high-end LAN and WAN chassis products.

3Com's Chief Executive Officer has been identified as the chief operating decision maker (CODM) as he assesses the performance of the business units and decides how to allocate resources to the business units. Contribution margin is the measure of profit and loss that the CODM uses to assess performance and make decisions. Contribution margin represents the sales less the cost of sales and direct expenses incurred within the operating segments. Certain corporate level operating expenses (primarily bonuses based on 3Com results, 3Com's sales, corporate marketing and administration groups, other unallocated corporate expenses, and one-time charges or credits) are not allocated to operating segments and are included in corporate and other in the reconciliation of operating results.

The two business segments do not sell to each other, and accordingly, there are no intersegment sales. 3Com's CODM does not review total assets or depreciation and amortization by operating segment, but he does review inventory by operating segment. The accounting policies for reported segments are the same as for 3Com as a whole.

Reportable Operating Segments

Information on reportable operating segments for the three years ended June 1, 2001, June 2, 2000, and May 28, 1999, and as of June 1, 2001, and June 2, 2000,
is as follows (in thousands):

                                                           June 1,            June 2,              May 28,
                                                            2001               2000                 1999
                                                        -----------         -----------         -----------
     Sales:
         Commercial and Consumer Networks               $ 2,270,942         $ 2,802,138         $ 3,089,281
         CommWorks                                          399,716             577,767             456,410
         Exited Product Lines                               150,223             954,037           1,656,562
                                                        -----------         -----------         -----------
                                                        $ 2,820,881         $ 4,333,942         $ 5,202,253
                                                        ===========         ===========         ===========

     Contribution Margin:
         Commercial and Consumer Networks               $  (129,808)        $   757,596         $ 1,283,980
         CommWorks                                         (174,695)             97,404              24,863
         Exited Product Lines                               (19,500)             28,565              96,263
                                                        -----------         -----------         -----------
                                                        $  (324,003)        $   883,565         $ 1,405,106
                                                        ===========         ===========         ===========

     A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is set forth below (in thousands):

                                                           June 1,            June 2,              May 28,
                                                            2001               2000                 1999
                                                        -----------         -----------         -----------
     Total contribution margin from
       operating segments                               $  (324,003)        $   883,565         $ 1,405,106
         Indirect operating expenses (1)                    733,875             810,221             949,911
         Purchased in-process technology                     60,221              13,456              10,590
         Merger-related credits, net                           (728)             (2,297)            (17,551)
         Restructuring charges                              163,657              68,867                --
                                                        -----------         -----------         -----------
     Total operating income (loss)                       (1,281,028)             (6,682)            462,156
         Gain on sale of land and facilities, net           178,844              25,483               4,200
         Gain (loss) on investments, net                    (18,614)            838,795              (2,643)
         Litigation settlement                             (250,000)               --                  --
         Interest and other income, net                     144,596             104,258              56,922
                                                        -----------         -----------         -----------
     Income (loss) from continuing operations before
         income taxes and equity interests              $(1,226,202)        $   961,854         $   520,635
                                                        ===========         ===========         ===========

     (1) Indirect operating expenses include expenses that are not directly attributable to an operating segment, such as field sales, corporate marketing, and general and administrative expenses.

                                                  June 1,           June 2,
                                                   2001              2000
                                               -----------      -----------
     Inventory:
         Commercial and Consumer Networks      $   166,115      $   123,564
         CommWorks                                  29,284           26,719
         Exited Product Lines                        4,747           84,529
                                               -----------      -----------
                                               $   200,146      $   234,812
                                               ===========      ===========

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

                                         Years ended
                       -----------------------------------------------
                         June 1,            June 2,           May 28,
                          2001               2000              1999
                       ----------         ----------        ----------
Sales

Americas               $1,523,863         $2,435,838        $2,982,902
Europe                    856,127          1,354,567         1,740,826
Asia Pacific              440,891            543,537           478,525
                       ----------         ----------        ----------

Total                  $2,820,881         $4,333,942        $5,202,253
                       ==========         ==========        ==========


For the fiscal years ended June 1, 2001, June 2, 2000, and May 28, 1999, the United States within the Americas region above had sales of $1,277.9 million, or 45 percent of total sales, $2,114.4 million, or 49 percent of sales, and $2,667.8 million, or 51 percent of sales, respectively. No other individual country within the regions above had sales exceeding ten percent of total sales.

                         June 1,            June 2,
                          2001               2000
                       ----------         ----------
Long-Lived Assets

United States          $  397,290         $  522,549
Ireland                    84,801             78,524
United Kingdom             71,741             86,586
Other                      55,847             69,295
                       ----------         ----------

Total                  $  609,679         $  756,954
                       ==========         ==========

As of June 1, 2001 and June 2, 2000 no other individual country had long-lived assets exceeding 10 percent of total long-lived assets.

Note 20:   Employee Benefit Plan

3Com has adopted a plan known as the 3Com 401(k) Plan (the Plan) to provide retirement benefits to all of its employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Participants may elect to contribute from one percent to 22 percent of their annual compensation to the Plan each calendar year, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, the Plan provides for contributions as determined by the Board of Directors. 3Com will match 50 percent for each dollar on the first six percent of target income contributed by the employee. Employees become vested in 3Com matching contributions according to a three year vesting schedule based on initial date of hire. Matching contributions to the Plan totaled $11.8 million in fiscal 2001, $12.9 million in fiscal 2000, and $13.6 million in fiscal 1999.

Note 21:  Litigation

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

Securities Litigation

In December 1997, a securities class action lawsuit, captioned Reiver v. 3Com Corporation, et al., Civil Action No. C-97-21083JW (Reiver), was filed in the United States District Court for the Northern District of California. Several similar actions have been consolidated into this action, including Florida State Board of Administration and Teachers Retirement System of Louisiana v. 3Com Corporation, et al., Civil Action No. C-98-1355. On August 17, 1998, the plaintiffs filed a consolidated amended complaint which alleged violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and which sought unspecified damages on behalf of a purported class of purchasers of 3Com common stock during the period from April 23, 1997 through November 5, 1997. In May 2000, 3Com answered the amended complaint. In October 2000, the parties agreed to settle this action and all other related actions, including Adler v. 3Com Corporation, which is discussed below. On February 23, 2001, the Court entered a final judgment approving the settlement.

In October 1998, a securities class action lawsuit, captioned Adler v. 3Com Corporation, et al., Civil Action No. CV777368 (Adler), was filed against 3Com and certain of its officers and directors in the California Superior Court, Santa Clara County, asserting the same class period and factual allegations as the Reiver action. The complaint alleged violations of Sections 25400 and 25500 of the California Corporations Code and sought unspecified damages. The parties agreed to stay this case to allow the Reiver case to proceed. Along with Reiver, this case was settled in October 2000. As part of the settlement, plaintiffs have agreed to dismiss this action with prejudice. The settlement amount was $259.0 million, of which $9.0 million was recovered from insurance. Accordingly, 3Com recorded a litigation charge of $250.0 million in October 2000.

In November 2000, a shareholder derivative and class action lawsuit, captioned Shaev v. Claflin, et al., No. CV794039, was filed in California Superior Court. The complaint alleges that the Company's directors and officers made misrepresentations and/or omissions and breached their fiduciary duties to the Company in connection with the adjustment of employee and director stock options in connection with the separation of the Company and Palm, Inc. It is unclear whether the plaintiff is seeking recovery from 3Com or if the Company is named solely as a nominal defendant, against whom the plaintiff seeks no recovery. The Company and the individual defendants have removed this action to the United States District Court for the Northern District of California, where the action is captioned Shaev v. Claflin, et al., No. CV-01-0009-MJJ. The case was later remanded back to the California Superior Court. Defendants have not responded to the complaint. No trial date has been set.

Intellectual Property

On May 26, 2000, 3Com Corporation filed suit against Xircom, Inc. in the United States District Court for the District of Utah, Civil Action No. 2:00-CV-0436C alleging infringement of U.S. Patents Nos. 6,012,953, 5,532,898, 5,696,660, 5,777,836 and 6,146,209, accusing Xircom of infringement of one or more of the claims of the patents-in-suit by reason of the manufacture, sale, and use of the Real Port and Real Port 2 families of PC Cards, as well as a number of Xircom's Type II PC Modem Cards. Xircom has counter-claimed for a declaratory judgment that the asserted claims of the patents-in-suit are invalid and / or not infringed. This case is currently in the discovery phase. Currently pending before the Court is 3Com's motion for a preliminary injunction on the 6,146,209 patent. The Company intends to vigorously pursue this action.

On September 21, 2000, Xircom, Inc. filed an action against 3Com Corporation in the United States District Court for the Central District of California, Civil Action No. Case No.: 00-10198 MRP, accusing 3Com of infringement of U.S. Patents Nos. 5,773,332, 5,940,275, 6,115,257 and 6,095,851, accusing 3Com of infringement by reason of the manufacture, sale, and use of the 3COM 10/100 LAN+Modem CardBus Type III PC Card, the 3COM 10/100 LAN CardBus Type III PC Card, the 3COM Megahertz 10/100 LAN CardBus PC Card, the 3COM Megahertz 10/100 LAN+56K Global Modem CardBus PC Card and the 3COM Megahertz 56K Global GSM and Cellular Modem PC Card. 3Com has counter-claimed for declaratory judgment that the asserted claims of the patents-in-suit are not infringed and/or invalid and that the claims of the 5,940,275 patent are unenforceable. This case is in the discovery phase. Xircom filed a motion for preliminary injunction seeking to enjoin 3Com from the continued manufacture and sale of its Type III PC card products. The motion was heard on March 26, 2001 and was denied by the Court. Currently pending before the Court is 3Com's Motion for Summary Judgment of Non-infringement of the 5,773,332 patent. The Company intends to vigorously pursue this action.

On July 6, 2001, Xircom, Inc. filed an action against the Company in the United States District Court for the Central District of California, Civil Action No. 01-5902 GAF (JTLX). Xircom's complaint accuses 3Com of infringement of U.S. Patent No. 6,241,550 by reason of the manufacture, sale, and use of the 3COM 10/100 LAN+Modem CardBus Type III PC Card and the 3COM 10/100 LAN CardBus Type III PC Card. 3Com has not yet answered the Complaint, but an answer and counterclaim will be filed and served in the near future. This action has only recently been filed, but Xircom has threatened to file a motion for preliminary injunction on the 6,241,550 patent. That motion has not yet been filed. The Company intends to vigorously pursue this action.

Note 22:  Subsequent Events

During the first quarter of fiscal 2002, 3Com announced a third party contract manufacturing arrangement for its high-volume server, desktop and certain mobile connectivity products. In conjunction with this announcement, 3Com announced the intended consolidation and liquidation of several facilities associated with its manufacturing operations. These facilities are located in Marlborough, Massachusetts, Mount Prospect, Illinois, and Santa Clara, California. 3Com's Singapore facility will transition to become the Asia Pacific region distribution center and office location for sales management, IT, training and customer service and support operations.

During the first quarter of fiscal 2002, 3Com announced it will discontinue its consumer cable and DSL modem product lines as part of its restructuring initiatives. 3Com has discontinued these products because it no longer views these markets as profitable in the near term. Revenues of approximately $244.3 million, $98.9 million and $17.3 million associated with the discontinued product lines above are included in the consolidated statements of operations for the fiscal years ended June 1, 2001, June 2, 2000 and May 29, 1999, respectively.

Quarterly Results of Operations (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                              Fiscal 2001 Quarters Ended                         Fiscal 2000 Quarters Ended
----------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per     June 1,     March 2,    Dec. 1,      Sept. 1,      June 2,      Feb. 25,     Nov. 26,     Aug. 27,
share data)                   2001        2001        2000         2000          2000         2000         1999         1999

----------------------------------------------------------------------------------------------------------------------------------
Sales                         $468,033    $629,586    $789,498     $933,764      $763,684     $1,142,965   $1,214,097   $1,213,196
                              --------    --------    --------     --------      --------     ----------   ----------   ----------

Gross margin                  (168,620)   70,126      291,397      340,728       196,804      517,048      569,060      575,096
Gross margin %                (36.0%)     11.1%       36.9%        36.5%         25.8%        45.2%        46.9%        47.4%
                              -------     -----       -----        -----         -----        -----        -----        -----

Operating income (loss)       (621,055)   (373,563)   (140,864)    (145,546)     (340,047)    72,708       123,196      137,461
                              ---------   ---------   ---------    ---------     ---------    ------       -------      -------

Income (loss) from
   continuing operations      (517,727)   (246,043)   (142,406)    (63,737)      (159,359)    490,159      156,459      128,304
Income (loss) from
   continuing operations %    (110.6%)    (39.1%)     (18.0%)      (6.8%)        (20.9%)      42.9%        12.9%        10.6%
                              --------    -------     -------      ------        -------      -----        -----        -----
Income from
   discontinued operations         --          --          --      4,537         12,532       16,155       20,866       9,187
Income from
   discontinued operations %       --          --          --      0.5%          1.6%         1.4%         1.7%         0.8%
                                                                   ----          ----         ----         ----         ----

Diluted income (loss)
  per share - continuing
  operations                  ($1.52)     ($0.72)     ($0.41)      ($0.18)       ($0.45)      $1.36        $0.45        $0.36
                              -------     -------     -------      -------       -------      -----        -----        -----
Diluted income per
  share - discontinued
  operations                       --          --          --       $0.01         $0.04       $0.04        $0.06        $0.03
                                                                    -----         -----       -----        -----        -----

----------------------------------------------------------------------------------------------------------------------------------

Gross margin was significantly reduced in the fourth quarter of fiscal 2001 primarily from incremental charges of $215.1 million. These charges consisted of excess and obsolete inventory provisions due to product discontinuation and reduced demand, and a liability related to future contractual commitments with a subcontract manufacturer as a result of 3Com's intention to exit its consumer product lines and the reduction in sales demand.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

ITEM 10. Directors and Executive Officers of 3Com Corporation

The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned "Election of Directors" in 3Com's definitive Proxy Statement for the Annual Meeting of Stockholders to be held September 20, 2001 (the Proxy Statement), a copy of which will be filed with the Securities and Exchange Commission before the meeting date. For information with respect to the executive officers of 3Com, see "Executive Officers of 3Com Corporation" at the end of Part I of this report.

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

PART IV

ITEM 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

     (a) (1) Financial Statements - See Index to Consolidated Financial Statements and Financial Statement Schedule at page 47 of this Form 10-K.

          (2)  Financial   Statement   Schedule  -  See  Index  to  Consolidated
               Financial Statements and Financial Statement Schedule at page 47 of this Form 10-K.

          (3)  Exhibits - See Exhibit Index at page 91 of this Form 10-K.

     (b) 3Com filed five reports on Form 8-K during the fiscal year ended June 1, 2001, as follows:

          (1) A report on Form 8-K filed on June 19, 2000, reporting under Item 5 the announcement that 3Com, Accton Technology Corporation (Accton), and NatSteel Electronics (NEL) have entered into an agreement whereby pursuant to an Asset Contribution Agreement between U.S. Robotics Corporation and 3Com, 3Com's analog-only product lines and business will be contributed to a newly formed corporation, "U.S. Robotics Corporation." US Robotics Corporation is owned by 3Com, Accton, and NEL.

          (2) A report on Form 8-K filed on July 14, 2000, reporting under Item 5 the announcement that the final distribution ratio for the distribution of shares of Palm, Inc. common stock to 3Com stockholders is 1.484 shares of Palm common stock for each share of 3Com common stock that was outstanding on the record date, July 11, 2000.

          (3) A report on Form 8-K filed on July 17, 2000, reporting under Item 5 the announcement that 3Com issued an Information Statement about its spin-off of Palm, Inc. The Information Statement contains a description of the terms of the spin-off, Palm and Palm's common stock, and is attached as an exhibit to this form 8-K.

          (4) A report on Form 8-K filed on July 31, 2000, reporting under Item 5 the announcement that on July 28, 2000, 3Com Corporation announced that it has completed the separation of Palm, Inc. from 3Com through the distribution of 3Com's 532,000,000 shares of Palm, Inc. common stock.

          (5) A report on Form 8-K filed on May 8, 2001, reporting under Item 5 the announcement that guidance provided by the Registrant on March 21, 2001 on its financial analyst conference call included forward-looking statements regarding the potential range of revenue for the fourth fiscal quarter ending on June 1, 2001, which was then indicated to be between $550-600 million. Given the current difficult economic environment, together with the operational restructuring and expense and headcount reductions announced by the Registrant on March 7, 2001, the Registrant now expects a wider range of outcomes than indicated by its earlier guidance for the fourth quarter of fiscal 2001.

     (c)  See Exhibit Index at page 91 of this Form 10-K.

     (d) See Index to Consolidated Financial Statements and Financial Statement Schedule at page 47 of this Form 10-K.

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

          2.8       Master   Transitional   Services   Agreement   between   the
                    Registrant and Palm, Inc. (15)

          2.9 Real Estate Matters Agreement between the Registrant and Palm, Inc. (15)

          2.10      Master   Confidential   Disclosure   Agreement  between  the
                    Registrant and Palm, Inc. (15)

          2.11 Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc. (15)

          3.1       Certificate of Incorporation (11)

          3.2 Certificate of Correction filed to correct an error in the Certificate of Incorporation (11)

          3.3       Certificate of Merger (11)

          3.4 Corrected Certificate of Merger filed to correct an error in the Certificate of Merger (14)

          3.5       Registrant's Bylaws, as amended (12)

          4.1       Amended and Restated  Rights  Agreement  dated  December 31,
                    1994 (4)

          4.2 Amended and Restated Senior Notes Agreement between U.S. Robotics Corporation, Metropolitan Life Insurance Company, The Northwestern Mutual Life Insurance Company, and Metropolitan Property and Casualty Insurance Company (5)

          4.3 Amendment to Amended and Restated Note Agreements between the Registrant, Metropolitan Life Insurance Company, The Northwestern Mutual Life Insurance Company, and Metropolitan Property and Casualty Insurance Company (13)

          4.4 Second Amendment to Amended and Restated Note Agreements between the Registrant, Metropolitan Life Insurance Company, The Northwestern Mutual Life Insurance Company, and Metropolitan Property and Casualty Insurance Company (14)

          4.5       Second   Amended  and   Restated   Preferred   Share  Rights
                    Agreement, dated as of March 8, 2001 (19)

          10.1      3Com Corporation 1983 Stock Option Plan, as amended (14)*

          10.2      Amended and Restated Incentive Stock Option Plan (2)*

          10.3      License Agreement dated March 19, 1981 (1)

          10.4 3Com Corporation Amended and Restated 1984 Employee Stock Purchase Plan (6)*

          10.5      3Com Corporation Director Stock Option Plan (6)*

          10.6      3Com Corporation  Restricted Stock Plan, as amended (6)*

          10.7      3Com Corporation 1994 Stock Option Plan, as amended (14)*

          10.8      Lease  Agreement   between  BNP  Leasing   Corporation,   as
                    Landlord, and the Registrant, as Tenant, effective as of November 20, 1996 (8)

          10.9 Purchase Agreement between BNP Leasing Corporation and the Registrant, effective as of November 20, 1996 (8)

          10.10 Agreement and Plan of Reorganization among the Registrant, OnStream Acquisition Corporation and OnStream Networks, Inc. dated as of October 5, 1996 (7)

          10.11 Lease Agreement between BNP Leasing Corporation, as Landlord, and the Registrant, as Tenant, effective as of February 3, 1997 for the Combined Great America Headquarters site (10)

          10.12 Purchase Agreement between BNP Leasing Corporation and the Registrant, effective as of February 3, 1997 for the Combined Great America Headquarters site (10)

          10.13 Credit Agreement dated as of December 20, 1996 among the Registrant, Bank of America National Trust and Savings Association, as Agent, and the Other Financial Institutions Party Hereto Arranged by BA Securities, Inc. (10)

          10.14 Amended and Restated Agreement and Plan of Merger by and among the Registrant, TR Acquisitions Corporation, 3Com (Delaware) Corporation, and U.S. Robotics Corporation, dated as of February 26, 1997 and amended as of March 14, 1997 (9)

          10.15 Lease Agreement between BNP Leasing Corporation, as Landlord, and the Registrant, as Tenant, effective as of July 25, 1997 for the Great America Phase III (PAL) site
                    (11)

          10.16 Purchase Agreement between BNP Leasing Corporation and the Registrant, effective as of July 25, 1997 for the Great America Phase III (PAL) site (11)

          10.17     Lease  Agreement   between  BNP  Leasing   Corporation,   as
                    Landlord, and the Registrant, as Tenant, effective as of July 29, 1997 for the Marlborough site (11)

          10.18     Purchase  agreement between BNP Leasing  Corporation and the
                    Registrant,   effective   as  of  July  29,   1997  for  the
                    Marlborough site (11)

          10.19     Lease  Agreement   between  BNP  Leasing   Corporation,   as
                    Landlord, and the Registrant, as Tenant, effective as of August 11, 1997 for the Rolling Meadows site (11)

          10.20 Purchase Agreement between BNP Leasing Corporation and the Registrant, effective as of August 11, 1997 for the Rolling Meadows site (11)

          10.21     First Amendment to Credit Agreement (11)

          10.22 Form of Management Retention Agreement, effective as of June 2, 1999, with attached list of parties (16)*

          10.23 Form of Management Retention Agreement, with attached list of parties and effective dates (16)*

          10.24 Agreement for Purchase and Sale of Land at Highway 237 and North First Street, San Jose, California entered into as of May 22, 2000 by and between the Registrant and Palm, Inc.
                    (17)

          10.25 Employment Agreement with Bruce Claflin, effective as of January 1, 2001 (18)*

          10.26     Summary of Severance Plan for Section 16b Officers*

          21.1      Subsidiaries of Registrant

          23.1      Consent of Deloitte & Touche LLP

-----------------

          *         Indicates a management contract or compensatory plan.

          (1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement on Form S-1 filed on January 25, 1984 (File No. 2-89045)

          (2) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement on Form S-4 filed on August 31, 1987 (File No. 33-16850)

          (3) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed on January 10, 1992 (File No. 000-12867)

          (4) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed on January 17, 1995 (File No. 000-12867)

          (5) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed on May 16, 1995 (File No. 000-19550)

          (6) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed on January 16, 1996 (File No. 000-12867)

          (7) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement on Form S-4 filed on October 11, 1996 (File No. 333-13993)

          (8) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed on January 13, 1997 (File No. 000-12867)

          (9) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement on Form S-4 filed on March 17, 1997 (File No. 333-23465)

          (10) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed on April 11, 1997 (File No. 000-12867)

          (11) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed on October 14, 1997 (File No. 000-12867)

          (12) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed on January 11, 1999 (File No. 000-12867)

          (13) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-K filed on August 17, 1999 (File No. 002-92053)

          (14) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed on October 8, 1999 (File No. 002-92053)

          (15) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed on April 9, 2000 (File No. 333-34726)

          (16) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-K filed on August 17, 2000 (File No. 000-12867)

          (17) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed on October 13, 2000 (File No. 000-12867)

          (18) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed on January 16, 2001 (File No. 000-12867)

          (19)      Incorporated  by  reference  to  Registrant's   Registration
                    Statement on Form 8-A 12G/A filed on June 15, 2001 (File No. 333-34726)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of August, 2001.

                                          3Com Corporation
                                          (Registrant)

                                          By /s/ Bruce L. Claflin
                                             --------------------------------
                                                      Bruce L. Claflin
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 8th day of August, 2001.

          Signature                                    Title
          ---------                                    -----

/s/ Bruce L. Claflin                          Chief Executive Officer
-----------------------------
    (Bruce L. Claflin)                     (Principal Executive Officer)
                                   Senior Vice President, Finance and Planning,
/s/ Michael E. Rescoe                       and Chief Financial Officer
-----------------------------
    (Michael E. Rescoe)             (Principal Financial and Accounting Officer)

/s/ Eric A. Benhamou                          Chairman of the Board
-----------------------------
    (Eric A. Benhamou)

/s/ Fred D. Anderson                                 Director
-----------------------------
    (Fred D. Anderson)

/s/ James E. Cowie                                   Director
-----------------------------
    (James E. Cowie)

/s/  Gary T. DiCamillo                               Director
-----------------------------
    (Gary T. DiCamillo)

/s/ David W. Dorman                                  Director
-----------------------------
    (David W. Dorman)

/s/  Jean-Louis Gassee                               Director
-----------------------------
    (Jean-Louis Gassee)

/s/ Philip C. Kantz                                  Director
-----------------------------
    (Philip C. Kantz)

/s/ James Long                                       Director
-----------------------------
    (James Long)

/s/  Janice C. Peters                                Director
-----------------------------
    (Janice C. Peters)

/s/  Raj Reddy                                       Director
-----------------------------
    (Raj Reddy)

/s/  Paul Yovovich                                   Director
-----------------------------
    (Paul Yovovich)

/s/ William F. Zuendt                                Director
-----------------------------
    (William F. Zuendt)

                                   SCHEDULE II

3Com Corporation
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended May 28, 1999, June 2, 2000 and June 1, 2001
(In thousands)

                                                          Additions
                                          Balance at      charged to                                         Balance at
                                           beginning       costs and                                           end of
Description                                of period       expenses    Reclassifications     Deductions        period
-----------                                ---------       --------    -----------------     ----------        ------
Year ended May 28, 1999:

Allowance for doubtful accounts            $  70,152       $  49,109        $   2,033 (2)    $  16,214 (1)   $ 105,080
Product return reserve                        83,958         152,224               --          169,820          66,362
Accrued product warranty                      86,135          82,877               --           60,375         108,637
Acquisition-related reserves:
  Chipcom                                      5,261          (2,150)              --            1,007           2,104
  U.S. Robotics
   Inventory reserve                           6,429            (666)              --            5,763              --
   Facilities reserve                         36,584         (16,196)              --            6,453          13,935
   Severance and outplacement costs            6,210          (2,016)              --            3,599             595

Year ended June 2, 2000:

Allowance for doubtful accounts            $ 105,080       $  10,047        $  (4,500) (3)   $  34,159 (1)   $  76,468
Product return reserve                        66,362         244,032               --          245,732          64,662
Accrued product warranty                     108,637          45,276               --           67,476          86,437
Restructuring reserves:
   Facilities reserve                             --           8,932               --              632           8,300
   Severance and outplacement costs               --          59,890               --           25,678          34,212
   Other restructuring costs                      --          36,404               --           30,731           5,673
Acquisition-related reserves:
  Chipcom                                      2,104             123               --              888           1,339
  U.S. Robotics
   Facilities reserve                         13,935          (1,976)              --           11,713             246
   Severance and outplacement costs              595             (57)              --              538              --

Year ended June 1, 2001:

Allowance for doubtful accounts            $  76,468       $ (12,387)       $      --        $  16,772 (1)   $  47,309
Product return reserve                        64,662         121,173               --          156,702          29,133
Accrued product warranty                      86,437          52,021               --           84,887          53,571
Restructuring reserves:
   Facilities reserve                          8,300          (5,205)              --            3,095              --
   Severance and outplacement costs           34,212          81,802               --           75,751          40,263
   Other restructuring costs                   5,673          18,031               --           21,922           1,782
Acquisition-related reserves:
  Chipcom                                      1,339            (147)              --              354             838
  U.S. Robotics
   Facilities reserve                            246            (246)              --               --              --

(1)  Accounts written off - net of recoveries.

(2) Reclassification from notes receivable reserve to allowance for doubtful accounts.

(3)  Reclassification   from   allowance   for  doubtful   accounts  to  accrued
     liabilities.