Form 10-Q
period 2001-08-31
3COM CORP
filed 2001-10-11
CIK 738076

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2001	Commission File No. 0-12867

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

3Com Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2605794 (I.R.S. Employer Identification No.)
5400 Bayfront Plaza Santa Clara, California (Address of principal executive offices)	95052 (Zip Code)

Registrant's telephone number, including area code: (408) 326-5000

Former name, former address and former fiscal year, if changed since last report: N/A

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

As of October 1, 2001, 347,745,399 shares of the Registrant's Common Stock were outstanding.

This report contains a total of 36 pages of which this page is number 1.

3Com Corporation

Table of Contents

3Com, CommWorks, and Megahertz are registered trademarks of 3Com Corporation or its subsidiaries. Kerbango is a trademark of 3Com Corporation or its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

3Com Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	August 31, 2001	September 1, 2000
Sales	$389,589	$933,764
Cost of sales	326,821	593,036

Gross margin	62,768	340,728

Operating expenses:
Sales and marketing	106,224	236,315
Research and development	85,881	145,828
General and administrative	40,999	57,543
Amortization and write down of intangibles	16,484	7,493
Purchased in-process technology	—	29,406
Merger-related credits, net	—	(212)
Restructuring charges	57,515	9,901

Total operating expenses	307,103	486,274

Operating loss	(244,335)	(145,546)
Gains (losses) on investments, net	(2,650)	16,736
Interest and other income, net	19,158	45,630

Loss from continuing operations before income taxes and equity interests	(227,827)	(83,180)
Income tax provision (benefit)	4,557	(20,795)
Equity interest in loss of unconsolidated investee	—	1,352

Loss from continuing operations	(232,384)	(63,737)
Income from discontinued operations	—	4,537

Net loss	$(232,384)	$(59,200)

Net income (loss) per share:
Basic:
Continuing operations	$(0.67)	$(0.18)
Discontinued operations	—	0.01

	$(0.67)	$(0.17)

Diluted:
Continuing operations	$(0.67)	$(0.18)
Discontinued operations	—	0.01

	$(0.67)	$(0.17)

Shares used in computing per share amounts:
Basic	344,313	353,777
Diluted	344,313	353,777

See notes to condensed consolidated financial statements.

3Com Corporation
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	August 31, 2001	June 1, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$815,146	$897,797
Short-term investments	630,480	742,414
Accounts receivable, net	194,294	286,813
Inventories, net	150,478	200,146
Investments and other	184,455	207,652

Total current assets	1,974,853	2,334,822
Property and equipment, net	542,469	609,679
Deferred income taxes	177,274	163,349
Goodwill, intangibles, deposits and other assets	322,819	344,952

Total assets	$3,017,415	$3,452,802

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$177,561	$279,181
Other accrued liabilities	463,676	576,851
Deferred income taxes	88,844	80,485
Current portion of long-term debt	328	328

Total current liabilities	730,409	936,845
Long-term debt	2,360	2,385
Other long-term obligations	8,237	8,151
Stockholders' equity:
Preferred stock, $.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 990,000 shares authorized; shares issued: 365,665 and 365,711, respectively	2,127,839	2,127,803
Treasury stock, at cost, 19,456 and 21,412 shares, respectively	(354,300)	(373,661)
Notes receivable from sale of warrants	(21,052)	(21,052)
Unamortized stock-based compensation	(11,080)	(9,820)
Retained earnings	526,562	771,639
Accumulated other comprehensive income	8,440	10,512

Total stockholders' equity	2,276,409	2,505,421

Total liabilities and stockholders' equity	$3,017,415	$3,452,802

See notes to condensed consolidated financial statements.

3Com Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	August 31, 2001	September 1, 2000
Cash flows from operating activities:
Loss from continuing operations	$(232,384)	$(63,737)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	79,926	67,589
Write down of intangibles	3,473	5,815
Loss on disposal of fixed assets	10,657	14,871
(Gain) loss on investments, net	2,650	(16,736)
Deferred income taxes	(4,369)	(2,871)
Merger-related credits, net	—	(212)
Purchased in-process technology	—	29,406
Stock-based compensation	2,139	—
Equity in loss of unconsolidated investee	—	1,352
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	92,519	(111,673)
Inventories	49,668	15,182
Investments and other assets	26,459	(20,073)
Accounts payable	(101,620)	37,218
Accrued liabilities and other	(113,173)	(34,055)
Income taxes payable	(5,518)	(77,542)

Net cash used in operating activities	(189,573)	(155,466)

Cash flows from investing activities:
Purchase of investments	(76,869)	(598,118)
Proceeds from maturities and sales of investments	189,440	179,034
Purchase of property and equipment	(10,670)	(61,356)
Proceeds from sale of property and equipment	3,198	—
Businesses acquired in purchase transactions, net of cash received	—	(51,741)
Other, net	—	2,348

Net cash provided by (used in) investing activities	105,099	(529,833)

Cash flows from financing activities:
Issuance of common stock	1,620	194,400
Repurchase of common stock	—	(250,176)
Repayments of long-term borrowings	(24)	(24,204)
Other, net	227	(343)

Net cash provided by (used in) financing activities	1,823	(80,323)

Net cash provided by discontinued operations	—	30,291
Decrease in cash and equivalents	(82,651)	(735,331)
Cash and equivalents, beginning of period	897,797	1,700,420

Cash and equivalents, end of period	$815,146	$965,089

See notes to condensed consolidated financial statements.

3Com Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by 3Com Corporation ("3Com"), pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of 3Com's financial position as of August 31, 2001, results of operations for the three months ended August 31, 2001 and September 1, 2000, and cash flows for the three months ended August 31, 2001 and September 1, 2000. Certain amounts from the prior period have been reclassified to conform to the current period presentation. Such reclassifications had no effect on net income as previously reported.

3Com uses a 52 or 53 week fiscal year ending on the Friday nearest to May 31. The results of operations for the three months ended August 31, 2001 may not be indicative of the results to be expected for the fiscal year ending May 31, 2002. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in 3Com's Annual Report on Form 10-K for the fiscal year ended June 1, 2001.

Revenue Recognition

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" which addresses the financial accounting and reporting for business combinations and supersedes Accounting Principals Board (APB) Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires that all business combinations be accounted for by a single method, the purchase method, modifies the criteria for recognizing intangible assets, and expands disclosure requirements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. 3Com does not expect the adoption of SFAS No. 141 to have a material effect on the results of operations or statements of financial position of the Company.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. SFAS No. 142 is effective for 3Com's fiscal year 2003. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to provisions of SFAS 142. 3Com is in the process of determining the impact that adoption will have on the consolidated financial statements.

2.
Derivative Financial Instruments

Effective June 2, 2001, 3Com adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS 133 requires that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet and carried at fair value. Changes in the fair value of derivative instruments are recognized periodically in earnings or stockholders' equity, depending on the intended use of the instrument. Valuation changes for derivatives designated as fair value hedges are recognized in earnings in the period of change, along with the change in value of the underlying hedged item. Gains or losses on derivatives designated as cash flow hedges are initially reported as a component of other comprehensive income and later reclassified into earnings in the period affected by the underlying hedged exposure. Changes in value of derivatives that are not designated as hedging instruments and the amount of any hedging instruments deemed to be ineffective are recorded in earnings in the period of change.

3Com enters into certain foreign exchange contracts, primarily forwards and purchased options, to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. Such contracts are considered to be effective economic hedges of the underlying assets and liabilities but are not designated as hedges under SFAS 133 and resultant changes in value are recorded currently in earnings. 3Com does not use derivative financial instruments for speculative or trading purposes.

3Com may also, from time to time, invest in warrants to purchase securities of other companies as strategic investments. These warrants are recognized as assets on the balance sheet and carried at fair value. Changes in the fair value are recognized periodically in earnings.

The adoption of SFAS No. 133 resulted in a cumulative pre-tax gain related to the value of warrants held as strategic investments. During the three months ended August 31, 2001, a reduction in earnings was recorded related to the value of warrants held as strategic investments. The cumulative pre-tax gain and the reduction in earnings for the three months ended August 31, 2001 were recorded in other income and were not material to 3Com's results of operations, financial position or cash flows.

3.
Restructuring Charges

Beginning the fourth quarter of fiscal 2000, 3Com undertook several initiatives aimed at both changing business strategy as well as improving operational efficiencies. 3Com recorded restructuring charges of $57.5 million and $9.9 million in the three months ended August 31, 2001 and September 1, 2000, respectively.

Exit of the Analog-Only Modem and High-End LAN and WAN Chassis Product Lines

3Com realigned its strategy in the fourth quarter of fiscal 2000 to focus on high-growth markets, technologies, and products. Operations were restructured, and in support of this new strategy 3Com exited its analog-only modem and high-end Local Area Network (LAN) and Wide Area Network (WAN) chassis product lines and completed the separation of Palm. As of June 1, 2001, 3Com had $0.4 million accrued for severance and outplacement relating to these activities. During the first quarter of fiscal 2002 3Com paid $0.2 million of this liability and recorded a net restructuring benefit of approximately $0.2 million relating to revisions of previous estimates of restructuring costs.

Actions Related to Reduction in Force and Cost Reduction Efforts

In fiscal 2001, 3Com announced the restructuring of its Commercial and Consumer Networks Business and CommWorks Corporation to enhance the focus and cost effectiveness of these businesses in serving their respective markets. Three independent businesses—Business Connectivity Company (BCC), Business Networks Company (BNC), and CommWorks Corporation (CommWorks)—were formed through this restructuring effort, with each business utilizing central shared corporate services. 3Com implemented a reduction in workforce and cost reduction actions aimed at expense and asset reduction, and exited its consumer Internet Appliance product line as part of this restructuring effort.

In the first quarter of fiscal 2002, 3Com announced its exit from its consumer cable and digital subscriber line (DSL) modem businesses, as well as its intent to outsource the manufacturing of high volume server, desktop and mobile connectivity products in a contract manufacturing arrangement. Concurrent with such outsourcing, 3Com is consolidating its real estate portfolio and certain facilities are expected to be sold. Components of accrued restructuring charges and changes in accrued amounts related to the announcements of fiscal 2001 the first quarter of fiscal 2002 as of August 31, 2001 were as follows (in thousands):

	Severance and Outplacement	Long-term Asset Write-downs	Facilities- related Charges	Other Restructuring Costs	Total
Balance at June 1, 2001	$39,902	$—	$—	$1,782	$41,684
Provision	20,694	6,860	26,772	3,335	57,661
Deductions	(37,293)	(6,860)	(22,405)	(1,322)	(67,880)

Balance at August 31, 2001	$23,303	$—	$4,367	$3,795	$31,465

The total reduction in workforce is planned to be approximately 4,500 positions including full time regular employees and alternative workforce. Employee separation expenses are comprised of severance pay, outplacement services, medical and other related benefits. Affected employee groups include corporate services, manufacturing and logistics, product organizations, sales, customer support and administrative positions. Since the inception of the restructuring through August 31, 2001 approximately 3,800 positions have been separated or were currently in the separation process, resulting in $66.3 million of separation payments. Remaining cash expenditures associated with employee separations are estimated to be approximately $23.3 million.

Long term asset write-downs include items identified as no longer needed to support ongoing operations for 3Com. During the first quarter of fiscal 2002, 3Com recorded a charge of $6.9 million, primarily for manufacturing equipment as a result of the consolidation of our manufacturing operations.

Facilities-related charges include accelerated depreciation of buildings and lease terminations. In the first quarter of fiscal 2002, 3Com recorded $26.8 million in facilities-related charges, including a $19.2 million accelerated depreciation charge for its Mt. Prospect manufacturing facility that it intends to sell. Remaining cash expenditures associated with facilities as of August 31, 2001 are estimated to be approximately $4.4 million. As the consolidation of its manufacturing operations continues, 3Com expects to incur additional expenses related to facilities in fiscal 2002.

Other restructuring costs include payments to suppliers as well as for professional services. Remaining cash expenditures associated with other restructuring costs are estimated to be approximately $3.8 million.

4.
Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended
	August 31, 2001	September 1, 2000
Net loss	$(232,384)	$(59,200)
Other comprehensive income:
Change in unrealized gain on available-for-sale securities	(2,216)	60,176
Change in accumulated translation adjustments	144	(343)

Total comprehensive income (loss)	$(234,456)	$633

5.
Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	August 31, 2001	September 1, 2000
Loss from continuing operations	$(232,384)	$(63,737)
Income from discontinued operations	—	4,537

	$(232,384)	$(59,200)

Weighted average shares—Basic	344,313	353,777
Effect of dilutive securities:
Employee stock options	—	—
Restricted stock	—	—

Weighted average shares—Diluted	344,313	353,777

Net income (loss) per share—Basic:
Continuing operations	$(0.67)	$(0.18)
Discontinued operations	—	0.01

	$(0.67)	$(0.17)

Net income (loss) per share—Diluted:
Continuing operations	$(0.67)	$(0.18)
Discontinued operations	—	0.01

	$(0.67)	$(0.17)

Employee stock options and restricted stock totaling 5.9 million and 74.3 million shares were not included in the diluted weighted average shares calculation for the three months ended August 31, 2001 and September 1, 2000, respectively, as the effects of these securities were antidilutive.

6.
Inventories

Inventories, net, consist of (in thousands):

	August 31, 2001	June 1, 2001
Finished goods	$39,602	$46,091
Work-in-process	54,560	64,319
Raw materials	56,316	89,736

Total inventory	$150,478	$200,146

7.
Business Segment Information

As discussed in Note 3, 3Com reorganized its business around three ongoing businesses—BNC, BCC, and CommWorks—which were effective for the first quarter of fiscal 2002. Historical segment information has been restated to conform to the current organization structure. The following tables display information on 3Com's reportable segments (in thousands):

	Three Months Ended
	August 31, 2001	September 1, 2000
Sales:
Business Networks Company	$195,210	$300,088
Business Connectivity Company	125,459	279,812
CommWorks	59,355	167,243
Exited Product Lines	9,565	186,621

	$389,589	$933,764

Contribution margin:
Business Networks Company	$(26,360)	$4,805
Business Connectivity Company	(30,517)	74,097
CommWorks	(29,260)	31,134
Exited Product Lines	(22,131)	(60,122)

	$(108,268)	$49,914

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is set forth below (in thousands):

	Three Months Ended
	August 31, 2001	September 1, 2000
Total contribution margin from operating segments	$(108,268)	$49,914
Unallocated operating expenses (1)	78,552	156,365
Purchased in-process technology	—	29,406
Merger-related credits, net	—	(212)
Restructuring charges	57,515	9,901

Total operating loss	(244,335)	(145,546)
Gains (losses) on investments, net	(2,650)	16,736
Interest and other income, net	19,158	45,630

Loss from continuing operations before income taxes and equity interests	$(227,827)	$(83,180)

(1)
Unallocated operating expenses include expenses that are not directly attributable to an operating segment, such as corporate marketing and general and administrative expenses.

8.
Litigation

3Com is a party to lawsuits in the normal course of its business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. 3Com believes that it has defenses in each of the cases set forth below and is vigorously contesting each of these matters. An unfavorable resolution of one or more of the following lawsuits could adversely affect its business, results of operations, or financial condition.

Securities Litigation

In November 2000, a shareholder derivative and class action lawsuit, captioned Shaev v. Claflin, et al., No. CV794039, was filed in California Superior Court. The complaint alleges that the Company's directors and officers made misrepresentations and/or omissions and breached their fiduciary duties to the Company in connection with the adjustment of employee and director stock options in connection with the separation of the Company and Palm, Inc. It is unclear whether the plaintiff is seeking recovery from 3Com or if the Company is named solely as a nominal defendant, against whom the plaintiff seeks no recovery. The Company and the individual defendants have removed this action to the United States District Court for the Northern District of California, where the action is captioned Shaev v. Claflin, et al., No. CV-01-0009-MJJ. The case was later remanded back to the California Superior Court. Defendants have filed a motion to dismiss the complaint, which is scheduled to be heard by the Court in October 2001. No trial date has been set.

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

On September 21, 2000, Xircom, Inc. filed an action against 3Com Corporation in the United States District Court for the Central District of California, Civil Action No. Case No.: 00-10198 MRP, accusing 3Com of infringement of U.S. Patents Nos. 5,773,332, 5,940,275, 6,115,257 and 6,095,851, accusing 3Com of infringement by reason of the manufacture, sale, and use of the 3COM® 10/100 LAN+Modem CardBus Type III PC Card, the 3COM 10/100 LAN CardBus Type III PC Card, the 3COM Megahertz® 10/100 LAN CardBus PC Card, the 3COM Megahertz 10/100 LAN+56K Global Modem CardBus PC Card, and the 3COM Megahertz 56K Global GSM and Cellular Modem PC Card. 3Com has counter-claimed for declaratory judgment that the asserted claims of the patents-in-suit are not infringed and/or invalid and that the claims of the 5,940,275 patent are unenforceable. This case is in the discovery phase. Xircom filed a motion for preliminary injunction seeking to enjoin 3Com from the continued manufacture and sale of its Type III PC card products. The motion was heard on March 26, 2001 and was denied by the Court. Currently pending before the Court is 3Com's Motion for Summary Judgment of Non-infringement of the 5,773,332 patent. The Company intends to vigorously pursue this action.

On July 6, 2001, Xircom, Inc. filed an action against the Company in the United States District Court for the Central District of California, Civil Action No. 01-5902 GAF (JTLX). This action has been consolidated with Case No. 00-10198 MRP. Xircom's complaint accuses 3Com of infringement of U.S. Patent No. 6,241,550 by reason of the manufacture, sale, and use of the 3COM 10/100 LAN+Modem CardBus Type III PC Card and the 3COM 10/100 LAN CardBus Type III PC Card. 3Com filed an answer and counterclaim on August 2, 2001. Xircom has recently filed a motion for preliminary injunction. The hearing on this motion is currently set for January 7, 2002. The Company intends to vigorously defend this action.

9.
Subsequent Event

In conjunction with the sale of the manufacturing and distribution operations to MSL on September 30, 2000, 3Com committed to purchase a minimum manufacturing volume, excluding the cost of materials, of $31 million per quarter during the first year of the agreement, and $30 million per quarter during the second year of the agreement. Due to 3Com's announcement that it would exit its consumer product lines and the slowdown in the telecommunications industry in 2001, the Company did not expect to reach the minimum purchase commitments in the future. Based on management's best estimates, a charge was recorded to cost of goods sold in the fourth quarter of fiscal 2001 to accrue for estimated future purchase commitment shortfalls and expected contract termination costs. In the second quarter of fiscal 2002 3Com renegotiated the contract, which eliminated the minimum volume commitments, and resulted in an additional charge to cost of goods sold in the first quarter of fiscal 2002.

3Com Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated condensed financial statements and the related notes that appear elsewhere in this document.

This report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenues or other financial items; any statements of plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statement of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include particularly statements regarding the following: our timely development, production and acceptance of products and services; the challenge of managing asset levels, including inventory and the flow of products into third-party distribution channels; the difficulty of keeping expense growth at modest levels while increasing revenues; our expectations regarding capital spending; our products and services gross margins expectations; our expectations relating to our future investments and expenses relating to research and development; statements regarding our liquidity and capital resources; our expectation that we will incur more charges related to our restructuring efforts; our expectation that we will substantially complete our restructuring activities related to the global cost reduction to improve operational efficiencies; our expectation that gross margins will improve in future periods as a result of our restructuring efforts; our intention to reduce operating expenses in future periods; our plan to reduce fixed costs by our reduction-in-workforce plans; our intention to consolidate our real estate portfolio and liquidate certain facilities associated with our manufacturing facilities; our intention to outsource the manufacturing of our high volume server, desktop and mobile products; our plans to exit the consumer broadband cable and DSL modem business; our belief that we have sufficient flexibility in the monetization of surplus real estate and other financial resources to retire these leases; our expectations that our acquisitions of businesses or product lines will decrease in comparison to historical levels; our expectation that international markets will continue to account for a significant percentage of our sales; our plans to make investments through 3Com Ventures and expectations related to payments that may be made over the next twelve months with respect to capital calls; our belief that our cash and equivalents, short term investments, and cash generated from operations will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months; our expectation that the adoption of SFAS 141 will not have a material effect on our results of operations or financial position; our expectations regarding future expenses associated with our current restructuring activities; our expectation that we will not reach minimum purchase commitments associated with a supply agreement as a result of our intended exit from consumer product lines, and our expectations regarding the continuing volatility of our stock price. These statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially. 3Com undertakes no obligation and does not intend to update these forward-looking statements after the date of this Form 10-Q. Other risks are described from time to time in 3Com's reports with the Securities and Exchange Commission, including but not limited to our annual report on form 10-K for the fiscal year ended June 1, 2001 and subsequently filed reports.

Business Reorganization and Restructuring Activities

Effective for fiscal 2002 we have structured our operations around three distinct businesses:

  •
  Business Networks Company provides network infrastructure solutions for the enterprise and small business markets. BNC solutions include switches, hubs, networked telephony, wireless LANs, and customer service and support.

  •
  Business Connectivity Company provides connectivity solutions for the enterprise user. BCC solutions allow servers, desktop computers, and mobile computers to connect to wired and wireless networks via products that include Network Interface Cards (NICs), LAN On Motherboard (LOM), PC Cards, and Mini-PCI.

  •
  CommWorks provides products and solutions that allow network service providers to deliver next-generation internet protocol (IP)-based services to their customers. The CommWorks product line is comprised of hardware platforms for wired and wireless access and softswitch elements that enable services to be delivered over these platforms.

Since the fourth quarter of fiscal 2000, we have discontinued several product lines, which are reported as exited products in addition to our three ongoing businesses described above. The exited product lines include analog-only modems, high-end LAN and WAN chassis products, and internet appliances, the discontinuations of which were announced prior to the end of fiscal 2001. In addition, in the first quarter of fiscal 2002 we announced our exit from the consumer cable and DSL modem product lines as part of our restructuring initiatives. These products are also included in our exited product lines, and the costs associated with exiting the consumer cable and DSL modem product lines are included in restructuring charges in the first quarter of fiscal 2002.

Also in the first quarter of fiscal 2002 we announced a contract manufacturing arrangement with Flextronics International for our high-volume server, desktop, and certain mobile connectivity products. In conjunction with this announcement we announced our consolidation and intention to sell excess facilities. We have started the process of consolidating certain facilities and have recorded restructuring charges in the first quarter of fiscal 2002 relating to such activities. As we complete our manufacturing initiatives we expect to incur additional restructuring charges in future periods.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in our condensed consolidated income statements:

	Quarter Ended
	August 31, 2001	September 1, 2000
Sales	100.0%	100.0%
Cost of sales	83.9	63.5

Gross margin	16.1	36.5
Operating expenses:
Sales and marketing	27.3	25.3
Research and development	22.0	15.6
General and administrative	10.5	6.2
Amortization and write down of intangibles	4.2	0.8
Purchased in-process technology	—	3.1
Restructuring charges	14.8	1.1

Total operating expenses	78.8	52.1

Operating loss	(62.7)	(15.6)
Gains (losses) on investments, net	(0.7)	1.8
Interest and other income, net	4.9	4.9

Loss from continuing operations before income taxes and equity interests	(58.5)	(8.9)
Income tax provision (benefit)	1.1	(2.2)
Equity interest in loss of unconsolidated investee	—	0.1

Loss from continuing operations	(59.6)	(6.8)
Income from discontinued operations	—	0.5

Net loss	(59.6)%	(6.3)%

Sales

Sales in the first quarter of fiscal 2002 totaled $389.6 million, a decrease of $544.2 million, or 58 percent, compared to the same quarter one year ago.

Business Networks Company.  Sales of BNC products totaled $195.2 million in the first quarter of fiscal 2002, a decrease of $104.9 million, or 35 percent, compared to the same quarter one year ago. The decline in sales from the same period one year ago was due to reduced demand stemming largely from weaker industry conditions, slower introduction of new products that led to loss of market share, and average selling price (ASP) erosion due to increased competition. Sales of BNC products in the first quarter of fiscal 2002 represented 50 percent of total sales compared to 32 percent in the first quarter of fiscal 2001.

Business Connectivity Company.  Sales of BCC products totaled $125.5 million in the first quarter of fiscal 2002, a decrease of $154.4 million, or 55 percent, compared to the same quarter one year ago. The decline in sales from the same period one year ago was due primarily to an increase in the proportion of sales of these products to original equipment manufacturers (OEMs), increased competition, leading to pricing pressures and lower ASPs, and slowed market growth with the economic downturn that started after the first quarter of fiscal 2001. These declines were partially offset by increased sales of our Gigabit Ethernet products. Sales of BCC products in the first quarter of fiscal 2002 represented 32 percent of total sales compared to 30 percent in the first quarter of fiscal 2001.

CommWorks.  Sales of CommWorks products totaled $59.4 million in the first quarter of fiscal 2002, a decrease of $107.9 million, or 65 percent, compared to the same quarter one year ago. The decrease in sales compared to the same period one year ago was due primarily to the slowdown in the telecommunications industry, which resulted in a significant decline in revenues from our remote access service (RAS). Sales of wireless products also decreased, due primarily to the inconsistent buying patterns of the few customers in this market. These decreases were slightly offset by increases in sales of softswitch products. Sales of CommWorks products in the first quarter of fiscal 2002 represented 15 percent of total sales compared to 18 percent in the first quarter of fiscal 2001.

Exited Product Lines.  Sales of exited product lines in the first quarter of fiscal 2002 totaled $9.6 million, a decrease of $177.1 million, or 95 percent, compared to the same quarter one year ago. The decrease in sales of exited product lines compared to the same period one year ago was the result of our business restructuring and change in strategic focus. Sales in the first quarter of fiscal 2002 represented approximately three percent of total sales compared to 20 percent in the first quarter of fiscal 2001.

Geographic.  In the first quarter of fiscal 2002, U.S. sales decreased 62 percent and international sales decreased 54 percent compared to the same period one year ago. U.S. sales in the first quarter of fiscal 2002 represented 46 percent of total sales, compared to 50 percent of total sales in the first quarter of fiscal 2001. These decreases were primarily due to the slowdown of US economy, lower sales to telecommunication carriers and the exit from certain products. The year-over-year decrease in international sales was primarily due to weaker sales in Europe, which reflected a 58 percent decrease.

Gross Margin

Gross margin as a percentage of sales was 16.1 percent in the first quarter of fiscal 2002, compared to 36.5 percent in the first quarter of fiscal 2001. As compared to the same period one year ago, gross margin declined seven percentage points due to underutilized capacity in our manufacturing plants due to the 58 percent decline in sales from the prior year. Gross margin declined five percentage points resulting from higher excess and obsolete inventory provisions primarily due to reduced demand and product transition of certain BCC products. Gross margin declined four percentage points due to reductions in standard margin, primarily caused by a mix shift towards lower margin OEM products and price competition.

Operating Expenses

Operating expenses in the first quarter of fiscal 2002 were $307.1 million, or 79 percent of sales, compared to $486.3 million, or 52 percent of sales, in the first quarter of fiscal 2001. Operating expenses in the first quarter of fiscal 2002 included amortization and write downs of intangibles of $16.5 million and restructuring charges of $57.5 million. Operating expenses in the first quarter of fiscal 2001 included amortization and write down of intangibles of $7.5 million, purchased in-process technology of $29.4 million, merger related credits of $0.2 million, and restructuring charges of $9.9 million. Excluding these items, operating expenses would have been $233.1 million, or 60 percent of sales, and $439.7 million, or 47 percent of sales, for the first quarter of fiscal 2002 and 2001, respectively.

Sales and Marketing.  Sales and marketing expenses in the first quarter of fiscal 2002 decreased $130.1 million, or 55 percent, compared to the first quarter of fiscal 2001, and increased to 27 percent of total sales for the first quarter of fiscal 2002, compared to 25 percent of total sales for the first quarter of fiscal 2001. The year-over-year decrease in expenses was partially due to significantly lower sales force expenses in the first quarter of fiscal 2002 resulting from headcount reductions, the decrease in sales, and the exit of product lines associated with our restructuring activities. In addition, the first quarter of fiscal 2001 had higher than normal spending for corporate branding programs.

Research and Development.  Research and development expenses in the first quarter of fiscal 2002 decreased $59.9 million, or 41 percent, compared to the first quarter of fiscal 2001, and increased to 22 percent of sales in the first quarter of fiscal 2002 compared to 16 percent of total sales in the first quarter of fiscal 2001. The decrease in research and development costs compared to the same period one year ago was due mainly to headcount reductions, as well as the discontinuation of the analog modem and high-end LAN and WAN chassis products, as announced in the fourth quarter of fiscal 2000, and the consumer product lines, as announced in fiscal 2001 and the first quarter of fiscal 2002.

General and Administrative. General and administrative expenses in the first quarter of fiscal 2002 decreased $16.5 million, or 29 percent, compared to the first quarter of fiscal 2001, and increased to ten percent of total sales in the first quarter of fiscal 2002 compared to six percent of total sales for the first quarter of fiscal 2001. The decrease in general and administrative expenses compared to the same period one year ago was due primarily to headcount reductions and related costs. In addition, provisions for bad debts were significantly lower in the first quarter of fiscal 2002 due to the drop in sales volume.

Amortization and Write Down of Intangibles.  Amortization and write down of intangibles in the first quarter of fiscal 2002 increased $9.0 million, or 120 percent, compared to the first quarter of fiscal 2001. Amortization and write down of intangibles includes the amortization and impairments of goodwill, assembled workforce, customer relationships, developed technology and licenses and non-compete agreements acquired in purchase business combinations. The increase over the same period a year ago was due to the higher intangible asset balances that arose from the acquisitions of Nomadic Technologies, Inc. and the Gigabit Ethernet NIC business of Alteon WebSystems that occurred during fiscal 2001 and a $3.4 million write down of developed product technology and related goodwill of LANSource Technologies, Inc. in the first quarter of fiscal 2002.

Purchased In-Process Technology.  During the first quarter of fiscal 2001, 3Com recorded a charge of $29.4 million for purchased in-process technology related to the acquisition of Kerbango, Inc. (Kerbango). As of the acquisition date, purchased in-process technology was 75% complete for Kerbango projects, and after additional expenditures of $4.8 million, those projects were completed or terminated by the third quarter of fiscal 2001.

Merger-Related Credits.  In the first quarter of fiscal 2001, we recorded $0.2 million of merger related credits. This amount reflects adjustments to the previously recorded merger and restructuring charges.

Restructuring Charges.  Restructuring charges in the first quarter of fiscal 2002 were $57.5 million and primarily represented costs for facilities and long term asset write downs and severance and outplacement charges. These charges were the result of both the cost reduction actions we took to restructure our operations that were announced on December 21, 2000, as well as the consolidation of our manufacturing facilities and the discontinuation of our consumer cable and DSL modem product lines as announced during June 2001. Restructuring charges incurred during the first quarter of fiscal 2001 were $9.9 million, including $9.7 million related to the exit of our analog-only modems and high-end LAN and WAN chassis product lines and $0.2 million of charges for the separation from Palm.

Gain (Loss) on Investments, Net

Net loss on investments in the first quarter of fiscal 2002 was $2.6 million due to losses on investments in venture capital funds, declines in the value of equity securities that we determined to be other-than-temporary, and sales of equity securities. During the first quarter of fiscal 2001, net gains on investments were $16.7 million, due primarily to gains on investments in venture capital funds.

Interest and Other Income, Net

Interest and other income, net, in the first quarter of fiscal 2002 decreased $26.5 million compared to the first quarter of fiscal 2001. The decrease in interest and other income, net, as compared to the same period one year ago was due primarily to lower interest income as a result of lower cash and short-term investment balances as well as lower interest rates.

Income Tax Provision (Benefit)

Our effective income tax rate is a 2.0 percent provision for the first quarter of fiscal 2002, compared to a 25.0 percent benefit for the first quarter of fiscal 2001. The tax rate in the first quarter of fiscal 2002 is a result of providing for taxes in foreign and state jurisdictions.

Equity Interest in Loss of Unconsolidated Investee

In fiscal 2000, we invested $7.0 million in OmniSky Corporation (OmniSky,) and due to our ownership percentage we accounted for this investment using the equity method. We recorded a charge of $1.4 million in the first quarter of fiscal 2001 for our relative portion of OmniSky's losses. No losses were recorded subsequent to the first quarter of fiscal 2001 as our cumulative portion of OmniSky's losses surpassed our original investment.

Income from Discontinued Operations

Income from discontinued operations for the first quarter of fiscal 2002 was zero, due to our separation from Palm on July 27, 2000. Income from discontinued operations was $4.5 million, or $0.01 per share, in the first quarter of fiscal 2001, and included the results of operations of Palm for the period from June 3, 2000 to the date of separation.

Liquidity and Capital Resources

Cash and equivalents and short-term investments at August 31, 2001 were $1.4 billion, a decrease of $0.2 billion, or 12 percent, compared to the balance of $1.6 billion at June 1, 2001.

For the three months ended August 31, 2001, net cash used in operating activities was $189.6 million. Net cash used in operating activities for the three months ended August 31, 2001 was primarily the result of the net loss and changes in working capital components. Accounts receivable at August 31, 2001 decreased $92.5 million from June 1, 2001 to $194.3 million. Days sales outstanding in receivables decreased to 45 days at August 31, 2001, compared to 55 days at June 1, 2001 primarily due to improved sales linearity throughout the first quarter of fiscal 2002 and improved collection efforts. Inventory levels at August 31, 2001 decreased $49.7 million from June 1, 2001 to $150.5 million. Annualized inventory turnover was 7.5 turns for the quarter ended August 31, 2001, compared to 10.7 turns for the quarter ended June 1, 2001. Investments and other assets at August 31, 2001 decreased $23.2 million from June 1, 2001 to $184.5 million, primarily due to collections of non-trade receivables. Accounts payable and accrued liabilities and other at August 31, 2001 decreased $214.8 million from June 1, 2001 to $641.2 million.

As part of our 3Com Ventures initiative, we selectively make strategic investments in the equity securities of privately held companies and venture capital funds. We believe these investments will complement our business opportunities and research and development activities. Under 3Com Ventures, we have committed to make additional capital contributions to certain venture capital funds totaling $48.5 million. We expect to pay $20.4 million over the next twelve months as capital calls are made. Under 3Com Ventures we have made strategic investments of $3.6 million over the last three months.

During the three months ended August 31, 2001, 3Com made $10.7 million in capital expenditures, primarily for purchases and upgrades of software and computer equipment. As of August 31, 2001, capital expenditure commitments outstanding were not material.

We have commitments related to operating lease arrangements in the U.S., under which we have an option to purchase the related properties for an aggregate of $316.8 million, or arrange for the sale of the properties to a third party. If the properties are sold to a third party at less than the option price, 3Com retains an obligation for the shortfall, subject to certain provisions of the lease. The leases expire on two dates. The first expiration with respect to $148.9 million occurs in November of 2001 and the second expiration on the remaining $167.9 million occurs in August of 2002. These leases require us to maintain specified financial covenants. While we believe that we are in compliance as of August 31, 2001, we have had discussions with the lessors regarding the interpretation of certain covenants. If it were determined that we were not in compliance, the leases could potentially be terminated, resulting in an acceleration of the obligation to purchase or arrange for the sale of the related properties. We have the right to prepay these leases without penalty or adverse consideration. If required, we believe we have sufficient financial flexibility in the monetization of surplus real estate and other financial resources, including cash and short term investments, to retire these leases.

During the three months ended August 31, 2001, we received net cash of $1.6 million from the sale of our common stock to employees through our employee stock option plans.

There are no assurances that we can reduce losses from operations and negative cash flow or raise capital as needed to fund the operations of the Company. However, based on current plans and business conditions, but subject to the discussion in the Business Environment and Industry Trends, we believe that our existing cash and equivalents, short-term investments, and cash generated from operations will be sufficient to satisfy anticipated cash requirements for at least the next twelve months.

Effects of Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" which addresses the financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires that all business combinations be accounted for by a single method, the purchase method, modifies the criteria for recognizing intangible assets, and expands disclosure requirements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. We do not expect that the adoption of SFAS No. 141 will have a material effect on our results of operations or statements of financial position.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. SFAS No. 142 is effective for our fiscal year 2003. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to provisions of SFAS 142. We are in the process of determining the impact that adoption will have on our consolidated financial statements.

Business Environment and Industry Trends

Industry trends and specific risks may affect our future business and results in our business. Some of the factors that could cause future results to materially differ from past results or those described in forward-looking statements include the matters discussed below.

Our business has been adversely impacted by the worldwide economic slowdown and related uncertainties; political and social turmoil may further deteriorate general economic conditions and further disrupt markets in which we operate

Weak economic conditions worldwide, particularly in the U.S. and Europe, have contributed to the current technology industry slowdown and impacted our business resulting in:

  •
  reduced demand for most of our products;

  •
  increased risk of excess and obsolete inventories;

  •
  increased price competition for our products;

  •
  excess manufacturing capacity under current market conditions; and

  •
  higher overhead costs, as a percentage of revenues.

Recent political and social turmoil, such as terrorist and military actions, can be expected to put further pressure on economic conditions in the U.S. and worldwide. These political, social and economic conditions and uncertainties make it extremely difficult for 3Com, our customers and our vendors to accurately forecast and plan future business activities. This reduced predictability challenges our ability to operate profitably or to grow our business. In particular, it is difficult to develop and implement strategies, sustainable business models and efficient operations, and effectively manage contract manufacturing and supply chain relationships. If the economic or market conditions continue or further deteriorate, this will continue to have a material adverse impact on our financial position, results of operations and cash flow.

We have recently restructured to operate as three independent businesses

We have recently restructured our commercial networking and carrier systems operations to form three independent businesses—3Com Business Connectivity Company, 3Com Business Networks Company and CommWorks Corporation—with each business using certain centrally-shared corporate services. Each business has a dedicated management team focusing on developing and executing its own business strategies, assessing and meeting the needs of its customers and implementing sustainable efficient operations.

We previously operated as a single integrated company and, therefore, may lack experience or operational history in managing independently run businesses. There could be additional changes in the management teams as the teams begin to operate independently, thereby causing further disruption in both the specific business and our combined operations. In addition, this restructuring may likely cause significant diversion of management time and resources away from other business activities.

Failure to properly manage any or all three independent business operations or failure of any or all the three businesses to sustain efficient operations or to successfully implement their business strategies and plans will likely cause further deterioration in revenues, significantly compromise our on-going business prospects and materially impair our overall financial performance.

Cost and expense reductions are critical to achieving positive cash flow from operations and profitability

We are continuing efforts to reduce our expense structure. In fiscal 2002, we plan to reduce fixed costs by completing our previously announced work force reductions, substantially increasing outsourcing of our manufacturing, disposing of excess facilities and completing our exit from the broadband cable and

DSL consumer modem businesses. We believe strict cost containment and expense reductions are essential to achieving positive cash flow from operations and profitability for 3Com, especially since we have experienced a decline in revenues sequentially for the last four quarters and the outlook on future quarters is unclear particularly in light of current general economic conditions and the recent terrorist actions. A number of factors could preclude us from successfully bringing costs and expenses in line with our revenues, such as our inability to accurately forecast business activities and further deterioration of our revenues. If we are not able to effectively reduce our costs and achieve an expense structure commensurate with our business activities and revenues, we may have inadequate levels of cash for operations or for capital requirements, which could significantly harm our ability to operate the business.

Our increased reliance on contract manufacturing and our excess manufacturing capacity may adversely impact our financial results and operations.

We have recently changed our manufacturing strategy so that more of our products will be sourced from contract manufacturers. We have sold or are in the process of selling manufacturing operations and facilities associated with those products sourced from contract manufacturers; so our ability to return to internal manufacturing operations for those products is severely limited. The cost, quality, performance and availability of contract manufacturing operations are and will be essential to the successful production and sale of many of our products. The inability of any contract manufacturer to meet our cost, quality, performance and availability standards could adversely impact our financial condition or results of operations. We may not be able to provide contract manufacturers with product volumes that are high enough to achieve sufficient cost savings. Also, our ability to control the quality of products produced by contract manufacturers may be limited and quality issues may not be resolved in a timely manner which could adversely impact our financial condition or results of operations. The smooth transition from internal manufacturing to contract manufacturing by a third party is critical to our success. Failure to implement and manage a successful transition may cause severe disruptions in our supply chain that will affect cost, quality and availability of products.

Many factors may impact our ability to implement these changes, including our ability to manage the implementation internally, sustain the productivity of our workforce, and quickly respond to and recover from unforeseen events associated with these changes, such as the potential for a sustained economic downturn and reduced demand for our products.

Furthermore, because we have outsourced significant manufacturing operations to contract manufacturers and have exited a number of businesses, we now have excess manufacturing capacity in existing facilities. We are currently restructuring our operations and implementing cost containment activities to eliminate this excess capacity, including the announced intention to consolidate our real estate portfolio and facilities associated with our former manufacturing operations such as the Mt. Prospect, Illinois and Marlborough, Massachusetts facilities and parts of the Santa Clara, California campus. We have transitioned our Singapore facility to become the Asia Pacific region distribution center and office location for sales management, IT, training and customer service and support operations. Our ability to reduce our excess manufacturing capacity and to consolidate facilities may be made more difficult by further weakening of the networking industry and worsening of general economic conditions in the United States and globally. If we are unable to reduce our excess manufacturing capacity and facilities, this may negatively impact our operations, cost structure and financial performance.

We face increased competition and our financial performance and future growth depend upon sustaining market positions in our existing markets and successfully targeting new markets

We face competitive challenges that are likely to arise from a number of factors, including:

  •
  industry volatility resulting from rapid development and maturation of technologies;

  •
  industry consolidation resulting in companies with greater financial, marketing and technical resources;

  •
  increasing price competition in the face of weakening economic conditions and excess inventories; and

  •
  continuing silicon integration of networking products.

We compete in three specific markets that serve enterprise and service provider customers. Our principal competitors in the enterprise networking market include: Avaya, Cisco, Enterasys (Cabletron), Hewlett-Packard, Lucent, and Nortel. In the connectivity market, our principal competitor is Intel; other competitors include Accton, Broadcom, D-Link and NetGear. Principal competitors in the telecommunications service provider market include: Cisco, Ericsson, Lucent, Nortel, Siemens and Sonus. Our competitors range from large, diversified telecommunications equipment and networking companies to smaller companies with a more specialized focus. As siliconization continues and networking functions become more embedded on the motherboard, we are increasingly facing competition from parties who are also our current suppliers of products. Our failure to compete successfully against current or future competitors could harm our business, operating results or financial condition. Likewise, integration of networking, communications, and computer processing functionality on a reduced number of semiconductor components may adversely affect our future sales growth and operating results.

We are investing a significant proportion of our resources in several emerging product lines. These emerging product lines include Gigabit Ethernet-Over-Copper technology, Voice over Internet Protocol (VoIP) and CDMA services, wireless networking products, Layer 3+ switching and IP telephony. We expect these product lines to account for a higher percentage of our future sales over time, although the markets for these products and solutions are still emerging and may not develop to our expectations. Industry standards for some of these technologies are yet to be widely adopted and the market potential remains unproven. If these markets do not grow as we expect, if these technologies and products are not widely accepted or if product adoption is materially delayed, our financial results would be adversely affected and we might need to change our business strategy.

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

Demand forecasting, increased contract manufacturing, delivery and logistics disruptions and historical component shortages continue to pose major supply chain risks

Current business conditions and operational challenges in managing our supply chain affect our business in a number of ways:

  •
  certain key components, in the recent past, have had limited availability;

  •
  there are a smaller number of suppliers and we have narrowed our supplier base;

  •
  our ability to accurately forecast demand is diminished, especially in light of general economic weakness and uncertainty following the recent terrorist events;

  •
  temporary suspension of commercial air travel following terrorist attacks on the East Coast of the U.S. has resulted in and may continue to cause logistics and transportation delays of materials shipments and product deliveries;

  •
  our significantly increased reliance on third-party manufacturing places much of the supply chain process out of our direct control and heightens the need for accurate forecasting; and

  •
  our present supply capacities exceed our current needs.

Some key components of our products and some services that we rely on are currently available only from single or limited sources. In addition, some of our suppliers are also our competitors. We cannot be certain that in the future our suppliers will be able to meet our demand for components in a timely and cost-effective manner.

Increasingly, we have been sourcing a greater number of components from a smaller number of vendors. Also, there has recently been a trend toward consolidation of vendors of electronic components. This greater reliance on a smaller number of suppliers and the inability to quickly switch vendors increase the risk of logistics disruptions, unfavorable price fluctuations or disruptions in supply, particularly in a supply-constrained environment.

Operation of the supply chain requires accurate forecasting of demand, which may be more challenging in the case of weakening industry conditions, emerging technologies, logistics disruptions and developing markets. If overall demand for our products, product mix and growth of these markets is significantly different from our forecasting and planning, we may face inadequate, or excess, component supply. This would result in a buildup of inventory that could not easily be sold, or orders for products that could not be manufactured timely. This would adversely affect our revenues, financial results and market share. If our demand forecasts are too high or our forecasts of product mix are inaccurate, we may experience excess and obsolete inventories and excess manufacturing capacity, which could adversely impact our financial results.

Future cash requirements or restrictions on cash could have a negative impact on our financial position

We incurred net losses and negative cash flow from operations in fiscal 2001 and the first quarter of fiscal 2002. We do not expect to be profitable from operations for several quarters and may continue to incur negative cash flow. If the negative cash flow continues, our liquidity and ability to operate our business would be severely adversely impacted. Additionally, our ability to raise financial capital may be hindered due to our operational losses and negative cash flows, reducing our operating flexibility.

The following items could require unexpected future cash payments, limit our ability to generate cash or restrict our use of cash:

  •
  acceleration of payment obligations or inability to refinance certain operating leasing arrangements;

  •
  inability to dispose of or finance real estate holdings in a timely manner or at our anticipated price; and

  •
  taxes due upon the transfer of cash held in foreign locations or pledged as collateral for financial instruments.

We have commitments related to certain operating lease arrangements in the U.S., under which we have an option to purchase the properties relating to such leases for an aggregate of $317 million, or at the end of such leases, arrange for the sale of the properties. These leases also contain financial covenants, including overall net worth and "coverage ratio" covenants, that we must maintain. While we believe that we are in compliance as of August 31, 2001, we have had discussions with the lessors regarding the interpretation of certain covenants. If it were determined that we were not in compliance, the leases could potentially be terminated, resulting in an acceleration of the obligation to purchase or arrange for the sale of the related properties (with recourse back to us if the sale is less than the option price). We have the right to prepay these leases without penalty. We also maintain cash deposits with the lessors that will be restricted as to transfer or withdrawal if we are in default on the leases. If our financial performance does not sufficiently improve then we may trigger a default by virtue of being in violation of one or more of the financial covenants that, in turn, could lead to an acceleration of the lease payments. The technology sector downturn and general economic conditions have adversely impacted the current real estate market in the locations where our properties are located. It is uncertain if we can timely consolidate the real estate portfolio and liquidate holdings or if we can generate enough proceeds from sales to third parties to fund the required payments under the leases. In such event, we may be required to make unplanned-for expenditures, thereby lowering our cash balances. We believe we have sufficient financial resources, including cash and short term investments, to retire these leases.

Further, as we engage in efforts to consolidate our real estate portfolio and liquidate certain real estate holdings, we may enter into financial transactions such as term and revolving credit facilities or sale-leaseback or mortgage arrangements that may subject us to additional financial covenants and restrictions; thereby reducing our operating flexibility.

We maintain certain cash deposits in foreign locations, portions of which may be subject to significant tax or tax withholding upon transfer or withdrawal.

The above cash requirements or restrictions could lead to an inadequate level of cash for operations or for capital requirements, which could have a material negative impact on our financial position and significantly harm our ability to operate the business.

Retaining key management and employees are critical to our success

Our success depends upon retaining and recruiting highly qualified employees and management personnel. This is especially important in the new structure of the three independent businesses since each management team must possess the skills, experience and talent to run its business on an independent basis. However, we face challenges in attracting and retaining such employees and management personnel. The significant downturn in our business environment had a negative impact on our operations. We are currently restructuring our operations and have taken actions to reduce our workforce and implement other cost reduction activities. These actions could lead to disruptions in our business, reduced employee morale and productivity, increased attrition and problems with retaining existing employees and recruiting future employees and increased financial costs.

Recruiting and retaining skilled personnel, including engineers, to replace attrition and grow emerging businesses continues to be competitive. At certain locations where we operate, including the Silicon Valley area, the cost of living is extremely high and it may be difficult to attract and retain key employees and management personnel at a reasonable cost. If we cannot successfully recruit and retain such persons, product introduction schedules, customer relationships, operating results and financial condition may become impaired and our overall ability to compete may be adversely affected.

A significant portion of our revenues is derived from sales to a small number of customers who may decide not to purchase our products in the future

We distribute many of our BCC and BNC products through two-tier distribution channels that include distributors, systems integrators and value-added resellers. We also sell to PC OEMs and telecommunications carriers and service providers. Significant portions of our sales are made to a few customers. For BCC and BNC products, a significant portion of sales is concentrated among a few distributor and OEM customers. For CommWorks products, a significant portion of sales is concentrated with the major telecom infrastructure companies. We cannot be certain that these customers will continue to purchase our products at current levels. Additionally, consolidation in our distribution channel and among PC OEMs, telecommunications service providers and telecom infrastructure customers is reducing the number of customers in the North American and international markets. Also, in an effort to streamline our operations, we may increase the focus of our distribution sales resources on selected distribution channel customers.

As our sales are becoming more concentrated among fewer customers, our results of operations, financial condition, or market share could be adversely affected if our customers:

  •
  stop purchasing our products or focus more on buying or reselling our competitors' products;

  •
  reduce, delay, or cancel their orders; or

  •
  experience competitive, operational, or financial difficulties, impairing our ability to collect payments from them.

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

Changes in sales channel mix to PC OEMs and product mix to lower margin network access products may negatively impact our revenues and margins

We sell our network access products to PC OEMs as well as to distributors who, in turn, sell to commercial enterprises. Sales to distributors typically generate higher ASPs and gross margins than sales to PC OEMs. The trend over the past several years has shifted sales from two-tier distribution to PC OEMs so that our revenue from PC OEM sales has increased as a percentage of our total revenues while our revenue from distribution sales has decreased as a percentage of our total revenues. This mix shift towards PC OEMs has lowered the ASPs for our products. If this trend continues and we cannot lower our costs of the products or transition customers to products with higher ASPs, then our margins will be reduced and our financial results will be adversely impacted.

We derive a significant portion of our network access sales from PC OEMs such as Dell Computer, Gateway, Hewlett Packard, and IBM, all of whom are manufacturers that incorporate our NICs, PC cards, Mini-PCI or LOM chipsets into their products. As Ethernet connectivity technology continues to mature, we are beginning to see the incorporation of NIC and PC card product features into lower-priced form factors such as LOM and Mini-PCI. For desktop computers, we are seeing a migration from the NIC form factor to LOM. For laptop computers, the transition is from PC cards to Mini-PCI and LOM. We expect that PC OEMs will increasingly purchase the lower-priced form factors of established technology products, as opposed to the higher-cost form factors unless we are able to add innovative features at comparable cost. If this trend continues and we cannot lower our costs of the products or transition customers to products with higher ASPs, then our margins will be reduced and our financial results will be adversely impacted.

Continued slowdown of capital expeditures in the telecom industry may negatively impact CommWorks revenues

CommWorks customers in the telecom market include incumbent local exchange carriers (ILECs); interexchange carriers (IXCs); post, telephone and telegraph administrations (PTTs); Internet service providers (ISPs) and other alternative service providers. The recent economic and market slowdown, capital expenditure restrictions and excess capacity in the telecom industry has adversely impacted us, as most of our service provider customers have sharply reduced their spending levels. Also, certain segments of the telecom industry have been adversely impacted by large expenditures for wireless licenses. A continued slowdown in the telecom industry and in capital expenditures could have a material adverse effect on our sales and financial results.

Additionally, the recent economic and market slowdown has led to a number of smaller competitive local exchange carriers (CLECs) and ISPs going out of business or consolidating. This may adversely impact our financial performance due to increased competition for CommWorks and further concentration of the CommWorks customer bases.

Additionally, sales of our CommWorks products have in the past fluctuated more dramatically because the timing of individual transactions is unpredictable due to the smaller number of customers, higher dollar amount of each sale and the greater percentage of each sale to CommWorks overall revenues. Also, CommWorks sales arrangements typically contain product acceptance requirements that would also impact the timing of the recognition of a sale. Therefore revenues in any particular quarter from our CommWorks products may be more prone to and adversely affected by operational decisions of individual customers.

Our current and future decisions to exit certain product lines may have unforeseen negative impacts to our business

We announced on June 7, 2001 and March 21, 2001, respectively, that we are exiting our broadband cable and consumer DSL modem and consumer Internet Appliance businesses. The decision to exit these businesses may adversely impact our ongoing relationships with our channel partners and end customers since many of the channel partners and end customers for our on-going businesses also purchased the products that we are discontinuing. These channel partners and customers may perceive our remaining products as not being part of a larger integrated or complementary solution. Also, they may question our commitment to their markets and therefore shift to products from alternative vendors. Customers and channel partners may also attempt to return products already purchased by them or cancel orders recently placed. We have experienced a certain level of such returns and cancellations and expect that they will continue in fiscal 2002. In certain cases, we continue to be subject to certain long-term contractual commitments for sale or maintenance of products. We may incur additional expenses in fiscal 2002 associated with resolving these contractual commitments.

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

The reduced role of acquisitions in our current business strategy may negatively impact our growth and increase our reliance on strategic relationships

We are currently focusing on achieving positive cash flow and profitability from our current operations. Accordingly, we expect that our acquisitions of businesses or product lines will decrease in comparison to historical levels. The networking business is highly competitive and our failure to pursue future acquisitions could hamper our ability to enhance existing products and introduce new products on a timely basis. Future consolidations in the networking industry may result in new companies with greater resources and stronger competitive positions and products than us. Furthermore, companies may be created that are able to respond more rapidly to market opportunities. Continued consolidation in our industry may adversely affect our operating results or financial condition.

We will increasingly rely on strategic relationships to complement internal development of new technologies and enhancement of existing products and to exploit market potentials. These strategic relationships can present additional problems since, in most cases, we must compete in some business areas with companies with which we have strategic alliances and, at the same time, cooperate with the same companies in other business areas. If these companies go out of business or otherwise fail to perform, or if these relationships fail to materialize as expected, we could suffer delays in product or market development or other operational difficulties. Furthermore, our results of operations or financial condition could be adversely impacted if we experience difficulties managing relationships with our partners or if projects with partners are unsuccessful. In addition, if our strategic partners are acquired by third parties or if our competitors enter into successful strategic relationships, we may face increased competition.

Certain of our international markets are risky and may negatively impact our operating results

We operate internationally and expect that international markets will continue to account for a significant percentage of our sales. The recent global economic slowdown has already had and is likely to continue to have a negative effect on various international markets in which we operate. Recent political and social turmoil may likely further exacerbate existing economic and political instability and currency fluctuations in certain international markets in which we participate and such conditions can adversely affect our operating results or financial condition. Unforeseen conditions and events will positively or negatively impact the level of international sales or our international operations in different regions. For example, the recent strength of the U.S. dollar relative to other countries' currencies has made our products more expensive than locally manufactured products, thereby negatively impacting demand for our products. Also, our contract manufacturers manufacture many of our products overseas, sometimes in politically or economically unstable countries. Should international regions experience economic or political instability, our results of operations may be adversely affected, our ability to forecast demand for our products may also be impeded and our supply of products may be interrupted.

Our reliance on industry standards, a favorable regulatory environment, technological change in the marketplace and new product initiatives may cause our revenues to fluctuate or decline

Our success also depends on:

  •
  the timely adoption and market acceptance of industry standards;

  •
  resolution of conflicting U.S. and international industry standards;

  •
  requirements created by the convergence of technology such as VoIP;

  •
  the timely introduction of new standards-compliant products; and

  •
  a favorable regulatory environment.

Slow market acceptance of new technologies and industry standards could adversely affect our results of operations or financial condition. In addition, if our technology is not included in an industry standard on a timely basis or if we fail to achieve timely certification of compliance to industry standards for our products, our sales of such products could be adversely affected. There are a number of new product initiatives, particularly in the area of wireless access, IP telephony, and broadband access that could be impacted by new or revised regulations, which in turn could adversely affect our results of operations or financial condition.

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

We face tax and equity dilution risks as a result of our spin-off of Palm

On July 27, 2000, 3Com completed the spin-off of Palm, our handheld computer business, by distributing our remaining ownership of outstanding Palm common stock to our shareholders. To enable our distribution of Palm common stock to our shareholders, we received a ruling from the Internal Revenue Service that the distribution will not be taxable. Such ruling could be revoked if either we or Palm, for up to two years following the distribution date, engaged in certain business combinations that would constitute a change of more than 50 percent of the equity interest in either company. If either we or Palm takes any action that causes the ruling to be revoked, the distribution could be deemed taxable and we could suffer other material adverse financial consequences.

At the time of the distribution of Palm shares to our shareholders, an adjustment was made to stock options held by our employees to preserve the intrinsic value of these options and the ratio of the exercise price to the market price. As of July 27, 2000 there were approximately 35 million employee options outstanding. Immediately after the Palm distribution, there were approximately 169 million employee options outstanding, of which approximately 60 million were vested and immediately exercisable. As of August 31, 2001, there were approximately 152 million employee options outstanding, of which 75 million are vested and immediately exercisable. The exercise of stock options by employees may potentially result in a dilution in the ownership interest of our current shareholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

3Com holds a substantial portfolio of marketable-equity traded securities that have a short trading history and are highly subject to market price volatility. Equity security price fluctuations of plus or minus 15 percent would have a $2.8 million impact on the value of these securities as of the end of the first quarter of fiscal 2002. Equity security price fluctuations of plus or minus 50 percent would have a $9.3 million impact on the value of these securities as of the end of the first quarter of fiscal 2002.

For interest rate sensitivity and foreign currency exchange risk, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended June 1, 2001.

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

  Securities Litigation

In November 2000, a shareholder derivative and class action lawsuit, captioned Shaev v. Claflin, et al., No. CV794039, was filed in California Superior Court. The complaint alleges that the Company's directors and officers made misrepresentations and/or omissions and breached their fiduciary duties to the Company in connection with the adjustment of employee and director stock options in connection with the separation of the Company and Palm, Inc. It is unclear whether the plaintiff is seeking recovery from 3Com or if the Company is named solely as a nominal defendant, against whom the plaintiff seeks no recovery. The Company and the individual defendants have removed this action to the United States District Court for the Northern District of California, where the action is captioned Shaev v. Claflin, et al., No. CV-01-0009-MJJ. The case was later remanded back to the California Superior Court. Defendants have filed a motion to dismiss the complaint, which is scheduled to be heard by the Court in October 2001. No trial date has been set.

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

On September 21, 2000, Xircom, Inc. filed an action against 3Com Corporation in the United States District Court for the Central District of California, Civil Action No. Case No.: 00-10198 MRP, accusing 3Com of infringement of U.S. Patents Nos. 5,773,332, 5,940,275, 6,115,257 and 6,095,851, accusing 3Com of infringement by reason of the manufacture, sale, and use of the 3COM 10/100 LAN+Modem CardBus Type III PC Card, the 3COM 10/100 LAN CardBus Type III PC Card, the 3COM Megahertz 10/100 LAN CardBus PC Card, the 3COM Megahertz 10/100 LAN+56K Global Modem CardBus PC Card, and the 3COM Megahertz 56K Global GSM and Cellular Modem PC Card. 3Com has counter-claimed for declaratory judgment that the asserted claims of the patents-in-suit are not infringed and/or invalid and that the claims of the 5,940,275 patent are unenforceable. This case is in the discovery phase. Xircom filed a motion for preliminary injunction seeking to enjoin 3Com from the continued manufacture and sale of its Type III PC card products. The motion was heard on March 26, 2001 and was denied by the Court. Currently pending before the Court is 3Com's Motion for Summary Judgment of Non-infringement of the 5,773,332 patent. The Company intends to vigorously pursue this action.

On July 6, 2001, Xircom, Inc. filed an action against the Company in the United States District Court for the Central District of California, Civil Action No. 01-5902 GAF (JTLX). This action has been consolidated with Case No. 00-10198 MRP. Xircom's complaint accuses 3Com of infringement of U.S. Patent No. 6,241,550 by reason of the manufacture, sale, and use of the 3COM 10/100 LAN+Modem CardBus Type III PC Card and the 3COM 10/100 LAN CardBus Type III PC Card. 3Com filed an answer and counterclaim on August 2, 2001. Xircom has recently filed a motion for preliminary injunction. The hearing on this motion is currently set for January 7, 2002. The Company intends to vigorously defend this action.

Item 2. Changes in Securities and Use of Proceeds

  (a)
  None.

  (b)
  None.

  (c)
  None.

  (d)
  None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit Number	Description
2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999, as amended(10)
2.2	General Assignment and Assumption Agreement between the Registrant and Palm, Inc., as amended(10)
2.3	Master Technology Ownership and License Agreement between the Registrant and Palm, Inc.(10)
2.4	Master Patent Ownership and License Agreement between the Registrant and Palm, Inc.(10)
2.5	Master Trademark Ownership and License Agreement between the Registrant and Palm, Inc.(10)
2.6	Employee Matters Agreement between the Registrant and Palm, Inc.(10)
2.7	Tax Sharing Agreement between the Registrant and Palm, Inc.(10)
2.8	Master Transitional Services Agreement between the Registrant and Palm, Inc.(10)
2.9	Real Estate Matters Agreement between the Registrant and Palm, Inc.(10)
2.10	Master Confidential Disclosure Agreement between the Registrant and Palm, Inc.(10)
2.11	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.(10)
3.1	Certificate of Incorporation(7)
3.2	Certificate of Correction filed to Correct a Certain Error in the Certificate of Incorporation(7)
3.3	Certificate of Merger(7)
3.4	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger(9)

3.5	Registrant's Bylaws, as Amended(8)
3.6	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock
4.1	Amended and Restated Rights Agreement dated December 31, 1994(3)
4.2	Second Amended and Restated Preferred Share Rights Agreement, dated as of March 8, 2001(15)
10.1	3Com Corporation 1983 Stock Option Plan, as amended(9)*
10.2	Amended and Restated Incentive Stock Option Plan(2)*
10.3	License Agreement dated March 19, 1981(1)
10.4	3Com Corporation Amended and Restated 1984 Employee Stock Purchase Plan, as amended(14)*
10.5	3Com Corporation Director Stock Option Plan, as amended*
10.6	3Com Corporation Restricted Stock Plan, as amended*
10.7	3Com Corporation 1994 Stock Option Plan, as amended(16)*
10.8	Lease Agreement between BNP Leasing Corporation, as Landlord, and the Registrant, as Tenant, effective as of November 20, 1996(4)
10.9	Purchase Agreement between BNP Leasing Corporation, and the Registrant, effective as of November 20, 1996(4)
10.10	Lease Agreement between BNP Leasing Corporation, as Landlord, and the Registrant, as Tenant, effective as of February 3, 1997 for the Combined Great America Headquarters site(6)
10.11	Purchase Agreement between BNP Leasing Corporation, and the Registrant, effective as of February 3, 1997 for the Combined Great America Headquarters site(6)
10.12	Credit Agreement dated as of December 20, 1996 among the Registrant, Bank of America National Trust and Savings Association, as Agent, and the Other Financial Institutions Party Hereto Arranged by BA Securities, Inc.(6)
10.13	Amended and Restated Agreement and Plan of Merger by and among the Registrant, TR Acquisitions Corporation, 3Com(Delaware) Corporation, and U.S. Robotics Corporation, dated as of February 26, 1997 and amended as of March 14, 1997(5)
10.14	Lease Agreement between BNP Leasing Corporation, as Landlord, and the Registrant, as Tenant, effective as of July 25, 1997 for the Great America Phase III(PAL) site(7)
10.15	Purchase Agreement between BNP Leasing Corporation and the Registrant, effective as of July 25, 1997 for the Great America Phase III(PAL) site(7)
10.16	Lease Agreement between BNP Leasing Corporation, as Landlord, and the Registrant, as Tenant, effective as of July 29, 1997 for the Marlborough site(7)
10.17	Purchase agreement between BNP Leasing Corporation and the Registrant, effective as of July 29, 1997 for the Marlborough site(7)
10.18	Lease Agreement between BNP Leasing Corporation, as Landlord, and the Registrant, as Tenant, effective as of August 11, 1997 for the Rolling Meadows site(7)
10.19	Purchase Agreement between BNP Leasing Corporation, the Registrant, effective as of August 11, 1997 for the Rolling Meadows site(7)
10.20	First Amendment to Credit Agreement, dated August 28, 1997(7)
10.21	Form of Management Retention Agreement, effective as of June 2, 1999, with attached list of parties(11)*
10.22	Form of Management Retention Agreement, with attached list of parties and effective dates(11)*
10.23	Agreement for Purchase and Sale of Land at Highway 237 and North First Street, San Jose, California entered into as of May 22, 2000 by and between the Registrant and Palm, Inc.(12)
10.25	Employment Agreement with Bruce Claflin, effective as of January 1, 2001(13)*

10.26	Summary of Severance Plan for Section 16b Officers(17)*

*
Indicates a management contract or compensatory plan.

(1)
Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant's Registration Statement on Form S-1 filed on January 25, 1984 (File No. 2-89045)

(2)
Incorporated by reference to the corresponding exhibit to Registrant's Registration Statement on Form S-4 filed on August 31, 1987 (File No. 33-16850)

(3)
Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant's Form 10-Q filed on January 17, 1995 (File No. 000-12867)

(4)
Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant's Form 10-Q filed on January 13, 1997 (File No. 000-12867)

(5)
Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant's Registration Statement on Form S-4 filed on March 17, 1997 (File No. 333-23465)

(6)
Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant's Form 10-Q filed on April 11, 1997 (File No. 000-12867)

(7)
Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant's Form 10-Q filed on October 14, 1997 (File No. 000-12867)

(8)
Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant's Form 10-Q filed on January 11, 1999 (File No. 000-12867)

(9)
Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant's Form 10-Q filed on October 8, 1999 (File No. 002-92053)

(10)
Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant's Form 10-Q filed on April 4, 2000 (File No. 333-34726)

(11)
Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant's Form 10-K filed on August 17, 2000 (File No. 000-12867)

(12)
Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant's Form 10-Q filed on October 13, 2000 (File No. 000-12867)

(13)
Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant's Form 10-Q filed on January 16, 2001 (File No. 000-12867)

(14)
Incorporated by reference to the corresponding exhibit to Registrant's Registration Statement on Form S-8 filed on April 25, 2001 (File No. 333-59504)

(15)
Incorporated by reference to Registrant's Registration Statement on Form 8-A 12G/A filed on June 15, 2001 (File No. 333-34726)

(16)
Incorporated by reference to the corresponding exhibit to Registrant's Registration Statement on Form S-8 filed on July 12, 2001 (File No. 333-64988)

(17)
Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant's Form 10-K filed on August 9, 2001 (File No. 000-12867)

(b)
Reports on Form 8-K

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3Com Corporation (Registrant)
Dated: October 11, 2001	By:	/s/ MICHAEL E. RESCOE Michael E. Rescoe Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

3Com Corporation Table of Contents
  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
3Com Corporation Condensed Consolidated Statements of Operations (In thousands, except per share data) (Unaudited)
3Com Corporation Condensed Consolidated Balance Sheets (In thousands, except par value)
3Com Corporation Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)
3Com Corporation Notes to Condensed Consolidated Financial Statements (Unaudited)
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