Form 10-Q
period 2001-11-30
3COM CORP
filed 2002-01-11
CIK 738076

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2001 Commission File No. 0-12867
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

Yes /x/            No / /

As of January 2, 2002, 352,148,291 shares of the Registrant's Common Stock were outstanding.

This report contains a total of 37 pages of which this page is number 1.

3Com Corporation

3Com, CommWorks, and Megahertz are registered trademarks of 3Com Corporation or its subsidiaries. Kerbango is a trademark of 3Com Corporation or its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

3Com Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30, 2001	December 1, 2000	November 30, 2001	December 1, 2000
Sales	$393,854	$789,498	$783,443	$1,723,262
Cost of sales	260,857	498,101	587,678	1,091,137

Gross margin	132,997	291,397	195,765	632,125

Operating expenses:
Sales and marketing	82,995	218,115	189,219	454,430
Research and development	73,220	139,439	159,101	285,267
General and administrative	30,818	45,615	71,817	103,158
Amortization and write down of intangibles	12,884	11,252	29,368	18,745
Purchased in-process technology	—	8,258	—	37,664
Merger-related credits, net	—	(113)	—	(325)
Restructuring charges	31,536	9,695	89,051	19,596

Total operating expenses	231,453	432,261	538,556	918,535

Operating loss	(98,456)	(140,864)	(342,791)	(286,410)
Gain on sale of land, net	—	174,369	—	174,369
Loss on investments, net	(4,620)	(16,938)	(7,270)	(202)
Litigation settlement	—	(250,000)	—	(250,000)
Interest and other income, net	26,640	43,558	45,798	89,188

Loss from continuing operations before income taxes and equity interests	(76,436)	(189,875)	(304,263)	(273,055)
Income tax provision (benefit)	27,238	(47,469)	31,795	(68,264)
Equity interest in loss of unconsolidated investee	—	—	—	1,352

Loss from continuing operations	(103,674)	(142,406)	(336,058)	(206,143)
Income from discontinued operations	—	—	—	4,537

Net loss	$(103,674)	$(142,406)	$(336,058)	$(201,606)

Net income (loss) per share:
Basic:
Continuing operations	$(0.30)	$(0.41)	$(0.97)	$(0.59)
Discontinued operations	—	—	—	0.01

	$(0.30)	$(0.41)	$(0.97)	$(0.58)

Diluted:
Continuing operations	$(0.30)	$(0.41)	$(0.97)	$(0.59)
Discontinued operations	—	—	—	0.01

	$(0.30)	$(0.41)	$(0.97)	$(0.58)

Shares used in computing per share amounts:
Basic	346,703	345,656	345,508	349,716
Diluted	346,703	345,656	345,508	349,716

See notes to condensed consolidated financial statements.

3Com Corporation

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	November 30, 2001	June 1, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$798,157	$897,797
Short-term investments	590,224	742,414
Accounts receivable, net	182,692	286,813
Inventories, net	92,575	200,146
Investments and other	91,790	207,652

Total current assets	1,755,438	2,334,822
Property and equipment, net	804,570	609,679
Deferred income taxes	149,808	163,349
Goodwill, intangibles, deposits and other assets	310,573	344,952

Total assets	$3,020,389	$3,452,802

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$196,711	$279,181
Accrued and other liabilities	332,491	576,851
Deferred income taxes	93,222	80,485
Revolving line of credit	102,200	—
Current portion of long-term debt	22,828	328

Total current liabilities	747,452	936,845
Long-term debt	84,756	2,385
Other long-term obligations	5,775	8,151
Stockholders' equity:
Preferred stock, $.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 990,000 shares authorized; shares issued: 365,629 and 365,711, respectively	2,127,483	2,127,803
Treasury stock, at cost, 16,283 and 21,412 shares, respectively	(317,362)	(373,661)
Notes receivable from sale of warrants	(21,052)	(21,052)
Unamortized stock-based compensation	(8,600)	(9,820)
Retained earnings	394,058	771,639
Accumulated other comprehensive income	7,879	10,512

Total stockholders' equity	2,182,406	2,505,421

Total liabilities and stockholders' equity	$3,020,389	$3,452,802

See notes to condensed consolidated financial statements.

3Com Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	November 30, 2001	December 1, 2000
Cash flows from operating activities:
Loss from continuing operations	$(336,058)	$(206,143)
Adjustments to reconcile loss from continuing operations to cash used in operating activities:
Depreciation and amortization	159,542	130,611
(Gain) loss on disposal of fixed assets	16,633	(164,479)
Write downs of intangibles	3,473	5,815
Loss on investments, net	7,270	202
Deferred income taxes	24,625	1,043
Merger-related credits, net	—	(325)
Purchased in-process technology	—	37,664
Stock-based compensation	2,139	—
Equity in loss of unconsolidated investee	—	1,352
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	104,121	(73,560)
Inventories	100,023	18,858
Other assets	41,121	(117,873)
Accounts payable	(82,470)	86,793
Accrued liabilities and other	(259,993)	(126,705)
Income taxes payable	82,934	(136,576)

Net cash used in operating activities	(136,640)	(543,323)

Cash flows from investing activities:
Purchase of investments	(183,653)	(693,921)
Proceeds from sales and maturities of investments	342,039	547,296
Purchase of property and equipment	(336,951)	(112,384)
Proceeds from sale of property and equipment	4,067	238,966
Businesses acquired in purchase transactions, net of cash received	—	(74,603)
Other, net	—	4,304

Net cash used in investing activities	(174,498)	(90,342)

Cash flows from financing activities:
Issuance of common stock	13,353	305,973
Repurchase of common stock	(3,660)	(449,522)
Proceeds from revolving line of credit	102,200	—
Proceeds from term loan	105,000	—
Repayments of long-term borrowings	(129)	(24,349)
Other, net	(5,266)	(268)

Net cash provided by (used in) financing activities	211,498	(168,166)

Net cash provided by discontinued operations	—	30,291
Decrease in cash and equivalents	(99,640)	(771,540)
Cash and equivalents, beginning of period	897,797	1,700,420

Cash and equivalents, end of period	$798,157	$928,880

See notes to condensed consolidated financial statements.

3Com Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by 3Com Corporation (3Com), pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of 3Com's financial position as of November 30, 2001, results of operations for the three and six months ended November 30, 2001 and December 1, 2000, and cash flows for the six months ended November 30, 2001 and December 1, 2000. Certain amounts from the prior period have been reclassified to conform to the current period presentation. Such reclassifications had no effect on net income as previously reported.

3Com uses a 52 or 53 week fiscal year ending on the Friday nearest to May 31. The results of operations for the three and six months ended November 30, 2001 may not be indicative of the results to be expected for the fiscal year ending May 31, 2002. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in 3Com's Annual Report on Form 10-K for the fiscal year ended June 1, 2001.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations" which addresses the financial accounting and reporting for business combinations and supersedes Accounting Principals Board (APB) Opinion 16, "Business Combinations," and SFAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS 141 requires that all business combinations be accounted for by a single method, the purchase method, modifies the criteria for recognizing intangible assets, and expands disclosure requirements. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. 3Com is in the process of determining the impact that the adoption of SFAS 141 will have on the consolidated financial statements.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion 17, "Intangible Assets." SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. SFAS 142 is effective for 3Com's fiscal year 2003. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS 142 are to be reported as a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to provisions of SFAS 142. 3Com is in the process of determining the impact that the adoption of SFAS 142 will have on the consolidated financial statements.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," and the provisions of APB Opinion 30 (APB 30), "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" with regard to reporting the effects of a disposal of a segment of a business. SFAS 144 retains many of the provisions of SFAS 121, but significantly changes the criteria that would have to be met to classify an asset as held for disposal such that long-lived assets to be disposed of other than by sale are considered held and used until disposed of. In addition, SFAS 144 retains the basic provisions of APB 30 for presentation of discontinued operations in the statement of operations but broadens that presentation to a component of an entity. The Company is required to apply SFAS 144 no later than June 1, 2002. 3Com is in the process of determining the impact that the adoption of SFAS 144 will have on the consolidated financial statements.

2.  Derivative Financial Instruments

Effective June 2, 2001, 3Com adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS 133 requires that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet and carried at fair value. Changes in the fair value of derivative instruments are recognized periodically in earnings or stockholders' equity, depending on the intended use of the instrument. Valuation changes for derivatives designated as fair value hedges are recognized in earnings in the period of change, along with the change in value of the underlying hedged item. Gains or losses on derivatives designated as cash flow hedges are initially reported as a component of other comprehensive income and later reclassified into earnings in the period affected by the underlying hedged exposure. Changes in value of derivatives that are not designated as hedging instruments and the amount of any hedging instruments deemed to be ineffective are recorded in earnings in the period of change.

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

The adoption of SFAS 133 resulted in a cumulative pre-tax gain related to the value of warrants held as strategic investments. During the first half of fiscal 2002, a reduction in earnings was recorded related to the value of warrants held as strategic investments. The cumulative pre-tax gain and the reduction in earnings for first half of fiscal 2002 were recorded in other income and were not material to 3Com's results of operations, financial position or cash flows.

3.  Restructuring Charges

Beginning in the fourth quarter of fiscal 2000, 3Com undertook several initiatives aimed at both changing business strategy as well as improving operational efficiencies. 3Com recorded restructuring charges of $89.1 million and $19.6 million in the six months ended November 30, 2001 and December 1, 2000, respectively.

Exit of the Analog-Only Modem and High-End LAN and WAN Chassis Product Lines

3Com realigned its strategy in the fourth quarter of fiscal 2000 to focus on high-growth markets, technologies, and products. Operations were restructured, and in support of this new strategy 3Com exited its analog-only modem and high-end Local Area Network (LAN) and Wide Area Network (WAN) chassis product lines and completed the separation of Palm. As of June 1, 2001, 3Com had $0.4 million accrued for severance and outplacement relating to these activities. During the first quarter of fiscal 2002, 3Com paid $0.2 million of this liability and recorded a net restructuring benefit of approximately $0.2 million relating to revisions of previous estimates of restructuring costs.

Actions Related to Reduction in Force and Cost Reduction Efforts

Beginning in the third quarter of fiscal 2001 and continuing through the six months ended November 30, 2001, 3Com restructured its operations to enhance the focus and cost effectiveness in serving its markets. Three independent businesses—Business Connectivity Company (BCC), Business Networks Company (BNC), and CommWorks Corporation (CommWorks)—were formed through this restructuring effort, with each business utilizing central shared corporate services. As part of this restructuring effort, 3Com implemented a reduction in workforce and cost reduction actions aimed at expense and asset reduction; exited its consumer Internet Appliance, cable modem, and digital subscriber line (DSL) modem product lines; and increased its outsourcing of the manufacturing of high volume server, desktop and mobile connectivity products in a contract manufacturing arrangement. Concurrent with such outsourcing, 3Com is consolidating its real estate portfolio and plans to sell certain facilities.

During the three months ended November 30, 2001, 3Com recorded a $31.5 million charge related to this restructuring effort. Components of accrued restructuring charges and changes in accrued amounts related to the restructuring efforts as of November 30, 2001 were as follows (in thousands):

	Severance and Outplacement	Long-term Asset Write-downs	Facilities- related Charges	Other Restructuring Costs	Total
Balance at June 1, 2001	$39,902	$—	$—	$1,782	$41,684
Provision	20,694	6,860	26,772	3,335	57,661
Deductions	(37,293)	(6,860)	(22,405)	(1,322)	(67,880)

Balance at August 31, 2001	23,303	—	4,367	3,795	31,465
Provision	6,863	307	23,672	694	31,536
Deductions	(22,225)	(307)	(24,431)	(3,395)	(50,358)

Balance at November 30, 2001	$7,941	$—	$3,608	$1,094	$12,643

The total reduction in workforce is planned to be approximately 4,600 positions including full-time regular employees and alternative workforce. Employee separation expenses are comprised of severance pay, outplacement services, medical and other related benefits. Affected employee groups include corporate services, manufacturing and logistics, product organizations, sales, customer support and administrative positions. Since the inception of the restructuring through November 30, 2001, approximately 4,500 positions have been separated or were currently in the separation process. Remaining cash expenditures associated with employee separations are estimated to be approximately $7.9 million.

Long term asset write-downs include items identified as no longer needed to support ongoing operations. During the second quarter of fiscal 2002, 3Com recorded a charge of $0.3 million, primarily for disposal of hardware used by sales personnel.

Facilities-related charges include accelerated depreciation of buildings and lease terminations. In the second quarter of fiscal 2002, 3Com recorded $23.7 million in facilities-related charges, including a $22.8 million accelerated depreciation charge for its Mt. Prospect facility that is held for sale. Remaining cash expenditures associated with facilities as of November 30, 2001 are estimated to be approximately $2.2 million. As the consolidation of its manufacturing operations continues, 3Com expects to incur additional expenses related to facilities in fiscal 2002.

Other restructuring costs include payments to suppliers as well as for professional services. Remaining cash expenditures associated with other restructuring costs are estimated to be approximately $1.1 million.

4.  Comprehensive Loss

The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30, 2001	December 1, 2000	November 30, 2001	December 1, 2000
Net loss	$(103,674)	$(142,406)	$(336,058)	$(201,606)
Other comprehensive income (loss):
Change in net unrealized gain on investments	(181)	(238,546)	(2,397)	(178,370)
Change in accumulated translation adjustments	(380)	74	(236)	(269)

Total comprehensive loss	$(104,235)	$(380,878)	$(338,691)	$(380,245)

5.  Net Loss Per Share

The following table presents the calculation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	November 30, 2001	December 1, 2000	November 30, 2001	December 1, 2000
Loss from continuing operations	$(103,674)	$(142,406)	$(336,058)	$(206,143)
Income from discontinued operations	—	—	—	4,537

	$(103,674)	$(142,406)	$(336,058)	$(201,606)

Weighted average shares-Basic	346,703	345,656	345,508	349,716
Effect of dilutive securities:
Employee stock options	—	—	—	—
Restricted stock	—	—	—	—

Weighted average shares-Diluted	346,703	345,656	345,508	349,716

Net income (loss) per share-Basic:
Continuing operations	$(0.30)	$(0.41)	$(0.97)	$(0.59)
Discontinued operations	—	—	—	0.01

	$(0.30)	$(0.41)	$(0.97)	$(0.58)

Net income (loss) per share-Diluted:
Continuing operations	$(0.30)	$(0.41)	$(0.97)	$(0.59)
Discontinued operations	—	—	—	0.01

	$(0.30)	$(0.41)	$(0.97)	$(0.58)

Employee stock options and restricted stock totaling 4.2 million shares, 5.1 million shares, 27.0 million shares, and 50.6 million shares for the three and six months ended November 30, 2001, and the three and six months ended December 1, 2000, respectively, were not included in the diluted weighted average shares calculation as the effects of these securities were antidilutive.

6.  Inventories

Inventories, net, consist of (in thousands):

	November 30, 2001	June 1, 2001
Finished goods	$27,782	$46,091
Work-in-process	30,190	64,319
Raw materials	34,603	89,736

Total inventory	$92,575	$200,146

7.  Purchase Commitments

In conjunction with the sale of the Company's manufacturing and distribution operations to MSL on September 30, 2000, 3Com committed to purchase a minimum manufacturing volume, excluding the cost of materials, of $31 million per quarter during the first year of the agreement, and $30 million per quarter during the second year of the agreement. Due to 3Com's announcement that it would exit its consumer product lines and the slowdown in the telecommunications industry in 2001, the Company did not expect to reach the minimum purchase commitments in the future. Based on management's best estimates, a charge was recorded to cost of goods sold in the fourth quarter of fiscal 2001 to accrue for estimated future purchase commitment shortfalls and expected contract termination costs. 3Com recorded an additional charge to cost of goods sold in the first quarter of fiscal 2002 as a result of the Company's renegotiation of the contract that was completed in the second quarter of fiscal 2002. The renegotiated contract eliminated the minimum volume commitments.

8.  Financing Arrangements

On November 29, 2001, 3Com entered into new financing arrangements whereby the Company borrowed $105.0 million under a term loan and $102.2 million under a $105.0 million revolving line of credit. The Company applied the proceeds from these borrowings towards the purchase of land and buildings on its Santa Clara, California headquarters site and Marlborough, Massachusetts office complex that were previously subject to operating lease arrangements. In accordance with the lease terms, 3Com paid $316.7 million for the properties and terminated such leases.

Under the term loan, quarterly principal payments of $7.5 million are to be paid starting March 2002 through September 2004, with the balance due in November 2004. The revolving line of credit also expires in November 2004, at which time all outstanding amounts are due. Interest on each of the term and revolving facilities is due monthly, and bears interest, at 3Com's election, at either the lender's base rate or LIBOR rate, plus an applicable margin. As of November 30, 2001, the interest rate on the term loan was 6.25 percent, and the interest rate on the revolving line of credit was 6.0 percent.

The financing arrangements are secured by certain real properties and other assets of the Company, including accounts receivable, inventory, and plant and equipment. The credit agreement places limitations upon, among other things, certain types of mergers and asset dispositions. If 3Com's liquidity, consisting of its cash, cash equivalents, short term investments, and available borrowings under the revolving line of credit, falls below $650 million, the Company will be required to immediately pay the outstanding balance of the term loan. Under the terms of the agreement, the Company must maintain total liquidity of $400 million. The Company is also required to maintain minimum balances in specified accounts of $210 million, reduced by the amount of any term loan principal repayments. In an event of default, the Company will be subject to additional restrictive covenants.

9.  Business Segment Information

The following tables display information on our reportable segments (in thousands):

	Three Months Ended		Six Months Ended
	November 30, 2001	December 1, 2000	November 30, 2001	December 1, 2000
Sales:
Business Networks Company	$194,298	$292,635	$386,267	$591,324
Business Connectivity Company	136,866	301,741	265,566	582,952
CommWorks	64,106	95,361	123,461	262,604
Exited Product Lines	(1,416)	99,761	8,149	286,382

	$393,854	$789,498	$783,443	$1,723,262

Contribution Margin (Loss):
Business Networks Company	$(3,354)	$5,885	$(26,970)	$11,744
Business Connectivity Company	4,628	78,457	(28,633)	151,501
CommWorks	(6,473)	(13,798)	(35,733)	17,336
Exited Product Lines	350	(56,188)	(21,781)	(116,311)

	$(4,849)	$14,356	$(113,117)	$64,270

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is set forth below (in thousands):

	Three Months Ended		Six Months Ended
	November 30, 2001	December 1, 2000	November 30, 2001	December 1, 2000
Total contribution margin (loss) from operating segments	$(4,849)	$14,356	$(113,117)	$64,270
Indirect operating expenses(1)	62,071	137,380	140,623	293,745
Purchased in-process technology	—	8,258	—	37,664
Merger-related credits, net	—	(113)	—	(325)
Restructuring charges	31,536	9,695	89,051	19,596

Total operating loss	(98,456)	(140,864)	(342,791)	(286,410)
Gain on sale of land, net	—	174,369	—	174,369
Loss on investments, net	(4,620)	(16,938)	(7,270)	(202)
Litigation settlement	—	(250,000)	—	(250,000)
Interest and other income, net	26,640	43,558	45,798	89,188

Loss from continuing operations before income taxes and equity interests	$(76,436)	$(189,875)	$(304,263)	$(273,055)

(1)
Indirect operating expenses include expenses that are not directly attributable to an operating segment, such as corporate marketing and general and administrative expenses.

10. Litigation

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

Securities Litigation

In November 2000, a shareholder derivative and class action lawsuit, captioned Shaev v. Claflin, et al., No. CV794039, was filed in California Superior Court. The complaint alleges that the 3Com's directors and officers made misrepresentations and/or omissions and breached their fiduciary duties to the Company in connection with the adjustment of employee and director stock options in connection with the separation of the Company and Palm, Inc. It is unclear whether the plaintiff is seeking recovery from 3Com or if the Company is named solely as a nominal defendant, against whom the plaintiff seeks no recovery. The Company and the individual defendants have removed this action to the United States District Court for the Northern District of California, where the action is captioned Shaev v. Claflin, et al., No. CV-01-0009-MJJ. The case was later remanded back to the California Superior Court. On November 29, 2001, the Court granted the defendants' demurrer with leave to amend.

Intellectual Property

On May 26, 2000, 3Com filed suit against Xircom, Inc. in the United States District Court for the District of Utah, Civil Action No. 2:00-CV-0436C alleging infringement of U.S. Patents Nos. 6,012,953, 5,532,898, 5,696,660 and 5,777,836, accusing Xircom of infringement of one or more of the claims of the patents-in-suit by reason of the manufacture, sale, and use of the Real Port and RealPort 2 families of PC Cards, as well as a number of Xircom's Type II PC Modem Cards. On November 14, 2000, 3Com amended its complaint to assert infringement of then-newly issued U.S. Patent No. 6,146,209, also asserted against Xircom's RealPort and RealPort2 families of products. Xircom has counter-claimed for a declaratory judgment that the asserted claims of the patents-in-suit are invalid and / or not infringed. This case is currently in the discovery phase. 3Com's motion for a preliminary injunction on the 6,146,209 patent is currently pending before the Court. The Company intends to vigorously pursue this action.

On September 21, 2000, Xircom, Inc. filed an action against 3Com Corporation in the United States District Court for the Central District of California, Case No.: 00-10198 MRP, accusing 3Com of infringement of U.S. Patents Nos. 5,773,332, 5,940,275, 6,115,257 and 6,095,851, accusing 3Com of infringement by reason of the manufacture, sale, and use of the 3COM 10/100 LAN+Modem CardBus Type III PC Card, the 3COM 10/100 LAN CardBus Type III PC Card, the 3COM Megahertz 10/100 LAN CardBus PC Card, the 3COM Megahertz 10/100 LAN+56K Global Modem CardBus PC Card and the 3COM Megahertz 56K Global GSM and Cellular Modem PC Card. On July 6, 2001, Xircom filed a second action against 3Com, Case No. 01-05902 GAF JTLX, also filed in the United States District Court for the Central District of California, alleging infringement of U.S. Patent No. 6,241,550. The 6,241,550 patent is asserted against the 3COM 10/100 LAN+Modem CardBus Type III PC Card, the 3COM 10/100 LAN CardBus Type III PC Card products. This second action asserting the 6,241,550 patent has been consolidated with the first action, with both cases being heard by the Honorable Mariana R. Pfaelzer. 3Com has counter-claimed for declaratory judgment that the asserted claims of the patents-in-suit are not infringed and/or invalid and that the claims of the 5,940,275 and 6,241,550 patents are unenforceable. This case is in the discovery phase. Xircom filed a motion for preliminary injunction seeking to enjoin 3Com from the continued manufacture and sale of its Type III PC card products. The motion was heard on March 26, 2001 and was denied by the Court. Xircom's motion for preliminary injunction on the 6,241,550 patent is currently pending before the Court. The Company intends to vigorously pursue the defense of this action.

On April 28, 1997, Xerox Corporation (Xerox) filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the United States District Court for the Western District of New York. The case is now captioned Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc., and Palm, Inc. (Civil Action Number 97-CV-6182T). Xerox alleged willful infringement of United States Patent Number 5,596,656, entitled "Unistrokes for Computerized Interpretation of Handwriting." Xerox sought damages and to permanently enjoin the defendants from infringing the patent in the future. In 2000, the District Court dismissed the case, ruling that the patent is not infringed by the Graffiti handwriting recognition system used with Palm handheld computers. Xerox appealed the dismissal to the United States Court of Appeals for the Federal Circuit (CAFC). On October 5, 2001, the CAFC affirmed-in-part, reversed-in-part and remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox's motion for summary judgment that the patent is valid, enforceable, and infringed. The defendants filed a Notice of Appeal on December 21, 2001. In connection with Palm, Inc.'s (Palm) separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement, dated February 26, 2000, between 3Com and Palm, Palm agreed to indemnify and hold 3Com harmless for any damages or losses which might arise out of the Xerox litigation.

3Com Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated condensed financial statements and the related notes that appear elsewhere in this document.

This report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenues or other financial items; any statements of plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statement of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include particularly statements regarding the following: our timely development, production and acceptance of products and services; the challenge of managing asset levels, including inventory; the flow of products into third-party distribution channels; the difficulty of keeping expense growth at modest levels while maintaining or increasing revenues; our expectations regarding capital spending; our expectations about our products and services gross margins; our expectations relating to our future investments and expenses relating to research and development; statements regarding our liquidity and capital resources; our expectation that we may incur additional expenses related to restructuring efforts; our expectation that have substantially completed certain restructuring activities related to the global cost reduction to improve operational efficiencies; our expectation that gross margins will improve in future periods as a result of our restructuring efforts; our intention to reduce operating expenses in future periods; our intention to consolidate our real estate portfolio and liquidate certain facilities associated with our manufacturing facilities; our expectations that our acquisitions of businesses or product lines will decrease in comparison to historical levels; our expectation that international markets will continue to account for a significant percentage of our sales; our plans to make investments through 3Com Ventures and expectations related to payments that may be made over the next twelve months with respect to capital calls; our belief that our cash and equivalents, short term investments, and cash generated from operations will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months; our expectation that we will be able to comply with the financial covenants contained in our current Credit Facility; our expectations regarding future expenses associated with our ongoing restructuring activities; and our expectations regarding the continuing volatility of our stock price. These statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially. 3Com undertakes no obligation and does not intend to update these forward-looking statements after the date of this Form 10-Q. Other risks are described from time to time in 3Com's reports with the Securities and Exchange Commission, including but not limited to our annual report on form 10-K for the fiscal year ended June 1, 2001 and subsequently filed reports.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in 3Com's condensed consolidated statements of operations:

	Three months ended		Six months ended
	November 30, 2001	December 1, 2000	November 30, 2001	December 1, 2000
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.2	63.1	75.0	63.3

Gross margin	33.8	36.9	25.0	36.7
Operating expenses:
Sales and marketing	21.1	27.6	24.2	26.4
Research and development	18.6	17.7	20.3	16.6
General and administrative	7.8	5.8	9.2	6.0
Amortization and write down of intangibles	3.3	1.4	3.7	1.1
Purchased in-process technology	—	1.0	—	2.1
Merger-related credits, net	—	—	—	—
Restructuring charges	8.0	1.2	11.4	1.1

Total operating expenses	58.8	54.7	68.8	53.3

Operating loss	(25.0)	(17.8)	(43.8)	(16.6)
Gain on sale of land, net	—	22.1	—	10.1
Loss on investments, net	(1.2)	(2.2)	(0.9)	—
Litigation settlement	—	(31.7)	—	(14.5)
Interest and other income, net	6.8	5.5	5.9	5.2

Loss before income taxes	(19.4)	(24.1)	(38.8)	(15.8)
Income tax provision (benefit)	6.9	(6.1)	4.1	(4.0)
Equity interest in loss of unconsolidated investee	—	—	—	0.1

Loss from continuing operations	(26.3)	(18.0)	(42.9)	(11.9)
Income from discontinued operations	—	—	—	0.2

Net loss	(26.3)%	(18.0)%	(42.9)%	(11.7)%

Sales

Sales in the second quarter of fiscal 2002 totaled $393.9 million, a decrease of $395.6 million, or 50 percent, compared to the same quarter one year ago. Sales in the first half of fiscal 2002 were $783.4 million, a decrease of $939.8 million, or 55 percent, compared to the same period one year ago.

Business Networks Company.  Sales of BNC products (switches, hubs, networked telephony, wireless LANs, and customer service and support) in the second quarter of fiscal 2002 were $194.3 million, a decrease of $98.3 million, or 34 percent, compared to the same quarter one year ago. Sales of BNC products in the first half of fiscal 2002 were $386.3 million, a decrease of $205.1 million, or 35 percent, compared to the first half of fiscal 2001. The decline in sales from the same periods one year ago was attributable to our stackable and small business switch and hub products and service maintenance contract revenue. The decrease in product sales was due to reduced demand stemming largely from weaker industry conditions, slower introduction of new products that led to loss of market share, and average selling price (ASP) erosion due to increased competition. Service revenue decreased due to fewer maintenance contract renewals. Slightly offsetting these decreases was an increase in sales of Gigabit Ethernet switches. Sales of BNC products in both the second quarter and first half of fiscal

2002 represented 49 percent of total sales, compared to 37 and 34 percent in the second quarter and first half of fiscal 2001, respectively.

Business Connectivity Company.  Sales of BCC products (wired and wireless Network Interface Cards (NICs) and PC Cards, LAN On Motherboard (LOM), and Mini-PCI) in the second quarter of fiscal 2002 were $136.9 million, a decrease of $164.9 million, or 55 percent, compared to the same quarter one year ago. Sales of BCC products in the first half of fiscal 2002 were $265.6 million, a decrease of $317.4 million, or 54 percent, compared to the first half of fiscal 2001. The decline in sales from the same periods one year ago was due primarily to lower ASPs and a shrinking market due to the economic downturn that started after the first quarter of fiscal 2001. Factors that reduced ASPs were an increase in the proportion of sales to original equipment manufacturers (OEMs,) a shift in the market from wired LAN to the lower priced mini-PCI and LOM form factors, and pressure from increased competition. These declines were partially offset by increased sales of our Gigabit Ethernet products. Sales of BCC products in the second quarter of fiscal 2002 represented 35 percent of total sales compared to 38 percent in the second quarter of fiscal 2001. Sales of BCC products represented 34 percent of total sales for the first half of both fiscal 2002 and 2001.

CommWorks.  Sales of CommWorks products (hardware platforms for wired and wireless access, softswitch elements that enable services to be delivered over these platforms, and customer services) in the second quarter of fiscal 2002 were $64.1 million, a decrease of $31.3 million, or 33 percent, compared to the same quarter one year ago. Sales of CommWorks products in the first half of fiscal 2002 were $123.5 million, a decrease of $139.1 million, or 53 percent, compared to the first half of fiscal 2001. The decline in sales compared to the same periods one year ago was due primarily to reduced capital expenditures by telecommunications carriers and service providers, which resulted in a significant decline in revenues of our remote access service (RAS) and wireless products. Sales of CommWorks products during the second quarter of fiscal 2002 represented 16 percent of total sales compared to 12 percent in the second quarter of fiscal 2001. Sales of CommWorks products represented 16 percent of total sales for the first half of fiscal 2002 and 15 percent of total sales for the first half of 2001.

Exited Product Lines.  Sales of exited product lines (analog-only modems and high-end LAN and WAN chassis products, internet appliances, and consumer cable and DSL modem products) in the second quarter of fiscal 2002 were negligible compared to sales of $99.8 million for the same quarter one year ago. Sales of exited products for the first half of fiscal 2002 were $8.1 million, compared to $286.4 million for the same period one year ago. The substantial elimination of sales of exited product lines compared to the same periods one year ago was the result of our business restructuring and change in strategic focus. Sales of exited products in the second quarter of fiscal 2002 and 2001 were nil and 13 percent of total sales, respectively. Sales of exited products in the first half of fiscal 2002 and 2001 were one percent and 17 percent of total sales, respectively.

Geographic.  In both the second quarter and first half of fiscal 2002, U.S. sales decreased 61 percent, while international sales for the second quarter and first half of fiscal 2001 decreased 41 percent and 48 percent, respectively. U.S. sales represented 36 percent of total sales in the second quarter of fiscal 2002, compared to 45 percent in the second quarter of fiscal 2001, and represented 41 percent of total sales in the first half of fiscal 2002, compared to 48 percent in the first half of fiscal 2001. The impact of exiting product lines and the effects of restructuring activities contributed to declines in all geographic locations. In addition, sales in the U.S. declined even further due to the deteriorating economic conditions. The decline in international sales from the prior year was primarily in Europe.

Gross Margin

Gross margin as a percentage of sales was 33.8 percent in the second quarter of fiscal 2002, compared to 36.9 percent in the second quarter of fiscal 2001. Gross margin declined due to higher post-sales support and period costs, as a percentage of revenue, and underutilized capacity in our manufacturing plants. The primary driver for these gross margin declines was the inability to reduce fixed costs in conjunction with the decline in sales from the prior year.

Gross margin as a percentage of sales was 25.0 percent and 36.7 percent for the first six months of fiscal 2002 and fiscal 2001, respectively. Compared to the same period one year ago, gross margin declined four percentage points due to underutilized capacity in our manufacturing plants resulting from the 55 percent decline in sales from the prior year. Gross margin declined four percentage points resulting from higher provisions for excess, obsolete and rework inventory costs primarily due to reduced demand and product transition of certain BCC products. Gross margin declined two percentage points due to reductions in standard margin, primarily caused by a mix shift towards lower margin OEM products and price competition. Gross margin declined two percentage points due to higher post-sales support costs resulting from the decline in sales from the prior year.

Operating Expenses

Operating expenses in the second quarter of fiscal 2002 were $231.5 million, or 58.8 percent of sales, compared to $432.3 million, or 54.7 percent of sales, in the second quarter of fiscal 2001. Operating expenses in the second quarter of fiscal 2002 included amortization and write down of intangibles of $12.9 million, and restructuring charges of $31.5 million. Operating expenses in the second quarter of fiscal 2001 included amortization and write down of intangibles of $11.3 million, purchased in-process technology of $8.3 million, net merger-related credits of $0.1 million, and restructuring charges of $9.7 million. Excluding these items, operating expenses for the second quarter of fiscal 2002 were $187.0 million, or 47.5 percent of sales, compared to $403.2 million, or 51.1 percent of sales, in the second quarter of fiscal 2001.

Operating expenses in the first six months of fiscal 2002 were $538.6 million, or 68.8 percent of sales, compared to $918.5 million, or 53.3 percent of sales, in the first six months of fiscal 2001. Operating expenses in the first six months of fiscal 2002 included amortization and write down of intangibles of $29.4 million and restructuring charges of $89.1 million.  Operating expenses in the first six months of fiscal 2001 included amortization and write down of intangibles of $18.7 million, purchased in-process technology of $37.7 million, net merger-related credits of $0.3 million, and restructuring charges of $19.6 million. Excluding these items, operating expenses for the first half of fiscal 2002 were $420.1 million, or 53.6 percent of sales, compared to $842.9 million, or 48.9 percent of sales, in the first half of fiscal 2001.

Sales and Marketing.  Sales and marketing expenses in the second quarter of fiscal 2002 decreased $135.1 million, or 61.9 percent, compared to the second quarter of fiscal 2001, and decreased to 21.1 percent of total sales for the second quarter of fiscal 2002, compared to 27.6 percent of total sales for the second quarter of fiscal 2001. Sales and marketing expenses in the first half of fiscal 2002 decreased $265.2 million, or 58.4 percent, compared to the first half of fiscal 2001. The year-over-year decreases were primarily due to significantly lower sales force expenses in the first two quarters of fiscal 2002 resulting from headcount reductions, the decrease in sales, and the exit of product lines associated with our restructuring activities. In addition, the first half of fiscal 2001 had higher than normal spending for corporate branding programs.

Research and Development.  Research and development expenses in the second quarter of fiscal 2002 decreased $66.2 million, or 47.5 percent, compared to the second quarter of fiscal 2001, and increased to 18.6 percent of total sales in the second quarter of fiscal 2002 compared to 17.7 percent of total sales in the second quarter of fiscal 2001. Research and development expenses in the first half of fiscal 2002 decreased $126.2 million, or 44.2 percent, compared to the first half of fiscal 2001. The decrease in research and development costs compared to the same periods one year ago was due mainly to headcount reductions, as well as the discontinuation of the analog modem and high-end LAN and

WAN chassis products, as announced in the fourth quarter of fiscal 2000, and the consumer product lines, as announced in fiscal 2001 and the first quarter of fiscal 2002.

General and Administrative.  General and administrative expenses in the second quarter of fiscal 2002 decreased $14.8 million, or 32.4 percent, compared to the second quarter of fiscal 2001, and increased to 7.8 percent of total sales as compared to 5.8 percent of total sales in the second quarter of fiscal 2001. General and administrative expenses in the first six months of fiscal 2002 decreased $31.3 million, or 30.4 percent, compared to the first six months of fiscal 2001. The decrease in general and administrative expenses compared to the same periods one year ago was due primarily to headcount reductions and related costs. In addition, provisions for bad debts were significantly lower in fiscal 2002 due to the drop in sales volume.

Amortization and Write Down of Intangibles.  Amortization and write down of intangibles in the second quarter of fiscal 2002 increased $1.6 million, or 14.5 percent, compared to the second quarter of fiscal 2001. Amortization and write down of intangibles in the first half of fiscal 2002 increased $10.6 million, or 56.7 percent, compared to the first half of fiscal 2001. The increase in the second quarter of fiscal 2002 as compared to the same period one year ago was due to the higher intangible asset balances that arose from the acquisitions of Nomadic Technologies, Inc. (Nomadic) and the Gigabit Ethernet NIC business of Alteon WebSystems (Alteon) that occurred during the second and third quarters of fiscal 2001, respectively. The increase in the first half of fiscal 2002 as compared to the same period one year ago was due to the higher intangible asset balances that arose from the acquisitions of Nomadic and Alteon, and a $3.4 million write down of developed product technology and related goodwill of LANSource Technologies, Inc. in the first quarter of fiscal 2002.

Purchased In-Process Technology.  During the first half of fiscal 2001, we recorded charges of $37.7 million for purchased in-process technology. We recorded an $8.3 million charge related to the acquisition of Nomadic, in the second quarter of fiscal 2001 and a $29.4 million charge related to the acquisition of Kerbango, Inc., in the first quarter of fiscal 2001. These in-process projects were completed or terminated by the third quarter of fiscal 2001.

Merger-Related Credits, Net.  In the second quarter and first half of fiscal 2001, we recorded net pre-tax credits of $0.1 million and $0.3 million, respectively. The amounts related to reductions in the estimates for the remaining accruals associated with the U.S. Robotics merger.

Restructuring Charges.  Restructuring charges in the second quarter and first half of fiscal 2002 were $31.5 million and $89.1 million, respectively. Expenses for both periods were comprised primarily of charges for accelerated depreciation of facilities, severance and outplacement costs, and long-term asset write-downs. These charges were the result of both cost reduction actions we took to restructure our operations that were announced on December 21, 2000, as well as consolidation of our manufacturing facilities and the discontinuation of our consumer cable and DSL modem product lines as announced during June 2001. Restructuring charges incurred during the second quarter and first half of fiscal 2001 were $9.7 million and $19.6 million, respectively. Expenses in the second quarter of fiscal 2001 primarily related to an $11.7 million loss on the sale of our Mt. Prospect manufacturing and distribution operations, offset by reductions in estimates for other charges. Restructuring charges for the first half of fiscal 2001, in addition to the loss on sale of Mt. Prospect, primarily included long term asset write downs. Restructuring charges in the first six months of fiscal 2001 were due mainly to our exit of our analog-only modem and high-end LAN and WAN chassis product lines.

Gain on Sale of Land, Net

Net gain on sale of land in the second quarter of fiscal 2001 and the first six months of fiscal 2001 was $174.4 million for the sale of land to Palm.

Loss on Investments, Net

Net loss on investments in the second quarter of fiscal 2002 was $4.6 million, due primarily to sales of marketable equity securities and declines in the value of equity securities determined to be other-than-temporary. During the second quarter of fiscal 2001, net loss on investments was $16.9 million, due primarily to declines in the value of marketable equity securities determined to be other-than-temporary and investments in limited partnership venture capital funds, partially offset by gains on sales of marketable equity securities. Net loss on investments in the first half of fiscal 2002 was $7.3 million, due primarily to sales of marketable equity securities and declines in the value of equity securities determined to be other-than-temporary and in limited partnership venture capital funds. During the first half of fiscal 2001, net loss on investments was $0.2 million, due primarily to declines in the value of marketable equity securities determined to be other-than-temporary, mostly offset by gains on sale of marketable equity securities and increases in value of investments in limited partnership venture capital funds.

Litigation Settlement

During second quarter of fiscal 2001 we reached a settlement of the Reiver and Adler cases. We recorded a charge of $250.0 million for the settlement of these cases during the second quarter and the first six months of fiscal 2001.

Interest and Other Income, Net

Interest and other income, net, in the second quarter of fiscal 2002 decreased $16.9 million compared to the second quarter of fiscal 2001. In the first six months of fiscal 2002, interest and other income, net decreased $43.4 million compared to the first six months of fiscal 2002. The decrease in interest and other income, net, compared to the same period one year ago was due primarily to lower interest income as a result of lower cash and short-term investment balances as well as lower interest rates, partially offset by $12 million of interest income on a tax refund received in the second quarter of fiscal 2002.

Income Tax Provision (Benefit)

Our effective income tax rate was a 35.6 percent provision for the second quarter of fiscal 2002, compared to a 25.0 percent benefit for the second quarter of fiscal 2001, which brings our effective income tax rate to a 10.4 percent provision for the first six months of fiscal 2002, compared to a 25.0 percent benefit for the first six months of fiscal 2001. The tax rate in the second quarter of fiscal 2002 is the result of a write down of a deferred tax asset to reflect current market values on our real estate portfolio and providing for taxes in foreign and state jurisdictions.

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

Income from Discontinued Operations

Income from discontinued operations for the second quarter of fiscal 2002 was zero, due to our separation from Palm on July 27, 2000. Income from discontinued operations was $4.5 million, or $0.01 per share, in the first six months of fiscal 2001, and included the results of operations of Palm for the period from June 3, 2000 to the date of separation.

Liquidity and Capital Resources

Cash and equivalents and short-term investments at November 30, 2001 were $1.4 billion, a decrease of approximately $0.2 billion, or 15 percent, compared to the balance of $1.6 billion at June 1, 2001.

For the six months ended November 30, 2001, net cash used in operating activities was $136.6 million. Net cash used in operating activities for the six months ended November 30, 2001 was primarily the result of the net loss reduced by non-cash expenses. Accounts receivable as of November 30, 2001 decreased $104.1 million from June 1, 2001 to $182.7 million. Days sales outstanding in receivables decreased to 42 days at November 30, 2001, compared to 55 days at June 1, 2001, primarily due to improved collection efforts and improved sales linearity during the second quarter of fiscal 2002. Inventory levels at November 30, 2001 decreased $107.6 million from June 1, 2001 to $92.6 million. Annualized inventory turnover was 8.6 turns for the quarter ended November 30, 2001, compared to 10.7 turns for the quarter ended June 1, 2001. The decline in inventory was due to our move to outsourced manufacturing, higher reserves for excess and obsolete inventory, and improved supply chain cycle time. Investments and other assets at November 30, 2001 decreased $115.9 million from June 1, 2001 to $91.8 million, primarily due to the collection of a $93 million income tax receivable and other non-trade receivables. Accounts payable and accrued liabilities and other at November 30, 2001 decreased $326.8 million from June 1, 2001 to $529.2 million, primarily attributable to decreases in inventory purchases due to the outsourced manufacturing, and payments of manufacturing commitments and severance.

As of November 30, 2001, we had approximately $2.0 million in capital expenditure commitments outstanding primarily associated with building improvements necessitated by office consolidations. During the six months ended November 30, 2001, 3Com made $337.0 million in capital expenditures, primarily for the purchase of properties that were under operating lease arrangements, thereby terminating those leases. The purchase of these properties was partially financed through $207.2 million of borrowings under new financing arrangements. The financing arrangements include $102.2 million in borrowings on a revolving line of credit, and $105.0 million from a term loan, as discussed in Note 8 of the Condensed Consolidated Financial Statements.

During the six months ended November 30, 2001, we received net cash of $13.4 million from the sale of our common stock to employees through our employee stock purchase and option plans, and used $3.7 million to repurchase 1.1 million shares of our own common stock.

As part of our 3Com Ventures initiative, we selectively make strategic investments in the equity securities of privately held companies and limited partnership venture capital funds. We believe these investments will complement our business opportunities and research and development activities. Under 3Com Ventures, we have committed to make additional capital contributions to certain limited partnership venture capital funds totaling $46.1 million. We expect to pay $20.9 million over the next twelve months as capital calls are made. Under 3Com Ventures, we have made strategic investments of $6.0 million over the past six months.

There are no assurances that we can reduce losses from operations and negative cash flow or raise capital as needed to fund the operations of the Company. However, based on current plans and business conditions, but subject to the discussion in the Business Environment and Industry Trends, we believe that our existing cash and equivalents, short-term investments, revolving line of credit, and cash generated from operations will be sufficient to satisfy anticipated cash requirements for at least the next twelve months.

Effects of Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS 141, "Business Combinations" which addresses the financial accounting and reporting for business combinations and supersedes APB Opinion 16, "Business Combinations," and SFAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS 141 requires that all business combinations be accounted for by a single method, the purchase method, modifies the criteria for recognizing intangible assets, and expands disclosure requirements. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. We are in the process of determining the impact that the adoption of SFAS 141 will have on our consolidated financial statements.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion 17, "Intangible Assets." SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. SFAS 142 is effective for our fiscal year 2003. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to provisions of SFAS 142. We are in the process of determining the impact that the adoption of SFAS 142 will have on our consolidated financial statements.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," and the provisions of APB 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" with regard to reporting the effects of a disposal of a segment of a business. SFAS 144 retains many of the provisions of SFAS 121, but significantly changes the criteria that would have to be met to classify an asset as held for disposal such that long-lived assets to be disposed of other than by sale are considered held and used until disposed of. In addition, SFAS 144 retains the basic provisions of APB 30 for presentation of discontinued operations in the statement of operations but broadens that presentation to a component of an entity. We will be required to apply SFAS 144 no later than June 1, 2002. We are in the process of determining the impact that the adoption of SFAS 144 will have on our consolidated financial statements.

Business Environment and Industry Trends

Our future business and results of operations are subject to industry trends and specific risks in our business. Some of the factors that could cause future results to materially differ from past results or those described in forward-looking statements include those discussed below.

Our business has been adversely impacted by the worldwide economic slowdown and related uncertainties; political and social turmoil may further deteriorate general economic conditions and further disrupt markets in which we operate

Recessionary economic conditions worldwide, particularly in the U.S. and Europe, have contributed to the current technology industry slowdown and impacted our business resulting in:

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

We previously operated as a single integrated company and, therefore, may lack experience or operational history in managing independently run businesses. There could be additional changes in the management teams, thereby causing disruption in both the specific business and our combined operations. Failure to properly manage any or all three independent business operations or failure of any or all the three businesses to sustain efficient operations or to successfully implement their business strategies and plans will likely cause further deterioration in revenues, significantly compromise our on-going business prospects and materially impair our overall financial performance.

Cost and expense reductions are critical to achieving positive cash flow from operations and profitability

We are continuing efforts to reduce our expense structure. In fiscal 2002, we have reduced fixed costs by completing our previously announced work force reductions, significantly increasing outsourcing of our manufacturing and substantially completing our exit from the broadband cable and DSL consumer modem businesses. We are also disposing of excess facilities and are simplifying our international legal entity structure by reducing the number of international subsidiaries and branch offices in different countries. We believe strict cost containment and expense reductions are essential to achieving positive cash flow from operations and profitability for 3Com, especially since we have experienced a decline in revenues over the past year and the outlook on future quarters is unclear, particularly in light of current general economic conditions and the recent terrorist actions. Additional measures to reduce expenses may be undertaken if revenues and market conditions do not improve. A number of factors could preclude us from successfully bringing costs and expenses in line with our revenues, such as our inability to accurately forecast business activities and further deterioration of our revenues. If we are not able to effectively reduce our costs and achieve an expense structure commensurate with our business activities and revenues, we may have inadequate levels of cash for operations or for capital requirements, which could significantly harm our ability to operate the business.

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

We are investing a significant proportion of our resources in several emerging product lines. These emerging product lines include Gigabit Ethernet-Over-Copper technology, Voice over Internet Protocol (VoIP) and CDMA services, wireless networking products, Layer 3+ switching and Internet Protocol (IP) telephony. We expect these product lines to account for a higher percentage of our future sales over time, although the markets for these products and solutions are still emerging and may not develop to our expectations. Industry standards for some of these technologies are yet to be widely adopted and the market potential remains unproven. If these markets do not grow as we expect, if these technologies and products are not widely accepted or if product adoption is materially delayed, our financial results would be adversely affected and we might need to change our business strategy.

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

We have changed our manufacturing strategy so that more of our products will be sourced from contract manufacturers. We have sold or are in the process of selling manufacturing operations and facilities associated with those products sourced from contract manufacturers. Therefore, our ability to resume internal manufacturing operations for those products is severely limited. The cost, quality, performance and availability of contract manufacturing operations are and will be essential to the successful production and sale of many of our products. The inability of any contract manufacturer to meet our cost, quality, performance and availability standards could adversely impact our financial condition or results of operations. We may not be able to provide contract manufacturers with product volumes that are high enough to achieve sufficient cost savings. Also, our ability to control the quality of products produced by contract manufacturers may be limited and quality issues may not be resolved in a timely manner which could adversely impact our financial condition or results of operations. The smooth transition from internal manufacturing to contract manufacturing by a third party is critical to our success. Failure to implement and manage a successful transition may cause severe disruptions in our supply chain that will affect cost, quality and availability of products.

Many factors may impact our ability to implement these changes, including our ability to manage the implementation internally, sustain the productivity of our workforce, and quickly respond to and recover from unforeseen events associated with these changes, such as the potential for a sustained economic downturn and reduced demand for our products.

Furthermore, because we have outsourced significant manufacturing operations to contract manufacturers and have exited a number of businesses, we now have excess manufacturing capacity in existing facilities. We are currently restructuring our operations and implementing cost reduction activities to eliminate this excess capacity, including the announced intention to consolidate our real estate portfolio and facilities associated with our former manufacturing operations such as the Mt. Prospect, Illinois and Marlborough, Massachusetts facilities and parts of the Santa Clara, California campus. We have transitioned our Singapore facility to become the Asia Pacific region distribution center and office location for sales management, information technology, training and customer service and support operations. Our ability to reduce our excess manufacturing capacity and to consolidate facilities may be made more difficult by further weakening of the networking industry and worsening of general economic conditions in the United States and globally. If we are unable to reduce our excess manufacturing capacity and facilities, this may negatively impact our operations, cost structure and financial performance.

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

  •
  increased security of transportation systems, such as the temporary suspension of commercial air travel following terrorist attacks on the East Coast of the U.S., has resulted in and may continue to cause logistics and transportation delays of materials shipments and product deliveries;

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

Operation of the supply chain requires accurate forecasting of demand, which may be more challenging due to weak industry conditions, emerging technologies, logistics disruptions and developing markets. If overall demand for our products, product mix and growth of these markets is significantly different from our forecasting and planning, we may face inadequate, or excess, component supply. This would result in a buildup of inventory that could not easily be sold, or orders for products that could not be manufactured timely. This would adversely affect our revenues, financial results and market share. If our demand forecasts are too high or our forecasts of product mix are inaccurate, we may experience excess and obsolete inventories and excess manufacturing capacity, which could adversely impact our financial results.

Future cash requirements or restrictions on cash could adversely impact our financial position; and an event of default under the Credit Facility may impair our ability to conduct business operations

We incurred net losses in fiscal 2001 and through the first half fiscal 2002. While we were cash flow positive from operations in the second quarter of fiscal 2002, our overall cash balance declined and we expect to continue incurring negative overall cash flow in the next few quarters. If cash flows do not continue to improve, our liquidity and ability to operate our business could be severely adversely impacted. Additionally, our ability to raise financial capital may be hindered due to our operational losses and weak cash flow position, reducing our operating flexibility.

The following items could require unexpected future cash payments, limit our ability to generate cash or restrict our use of cash:

  •
  triggering of certain payment obligations, default of covenants or acceleration of payment obligations under our new revolving and term loan facilities;

  •
  inability to dispose of real estate holdings in a timely manner or at our anticipated price; and

  •
  taxes due upon the transfer of cash held in foreign locations or pledged as collateral for financial instruments.

We recently entered into a $210,000,000 revolving and term loan facility with a syndication of financial institutions led by Bank of America (the "Credit Facility") and, contemporaneously, we retired all of our operating lease arrangements we had with respect to certain of our real properties. The Credit Facility has a term of three years and is secured by priority liens over certain assets (including inventory, accounts receivable, plant and equipment and certain real properties), but specifically excludes our cash, cash equivalents, short-term investments, equity investments and intellectual property. The primary financial covenant under the Credit Facility obligates us to maintain certain levels of available cash, cash equivalents and short-term investments. Falling below such levels would be an event of default and, among other things, (i) Bank of America may accelerate the payment of the complete facility, (ii) use of cash in certain bank accounts will be severely restricted, and (iii) significant operational constraints such as limitations on selling assets and funding certain operations, will automatically take effect. We also have the ability to prepay and terminate the Credit Facility at any time.

While we plan to adhere to the financial covenants of the Credit Facility and avoid an event of default, in the event that it appears we are unable to avoid an event of default, it may be necessary or advisable to retire and terminate the Credit Facility and pay off all remaining balances borrowed. Such a payoff of the Credit Facility would further limit our available cash and cash equivalents. Furthermore, we may not be able to retire the Credit Facility if we do not have adequate resources available when necessary to avoid an event of default or if, as a result of a rapid decline in revenues and cash and cash equivalents, we do not have adequate time to retire the Credit Facility. The consequences of an event of default under the Credit Facility may prevent us from conducting normal business operations.

As we continue our efforts to consolidate our real estate portfolio and liquidate certain real estate holdings, we may enter into other financial arrangements, such as sale-leaseback or mortgage arrangements that may subject us to additional financial covenants and restrictions, thereby further reducing our operating flexibility.

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

Retaining key employees and management are critical to our success

Our success depends upon retaining and recruiting highly qualified employees and management personnel. This is especially important in the new structure of the three independent businesses since each management team must possess the skills, experience and talent to run its business on an independent basis. However, we face challenges in attracting and retaining such employees and management personnel. The significant downturn in our business environment has had a negative impact on our operations, and as a result, we have restructured our operations to reduce our workforce and implement other cost reduction activities. These actions could lead to disruptions in our business, reduced employee morale and productivity, increased attrition and problems with retaining existing employees and recruiting future employees and increased financial costs.

Recruiting and retaining skilled personnel, including engineers, sales representatives and product marketing managers, continues to be competitive. At certain locations where we operate, including the Silicon Valley area, the cost of living is extremely high and it may be difficult to attract and retain key employees and management personnel at a reasonable cost. If we cannot successfully recruit and retain such persons, our product introduction schedules, customer relationships, operating results and financial condition may become impaired and our overall ability to compete may be adversely affected.

A significant portion of our revenues is derived from sales to a small number of customers who may decide not to purchase our products in the future

We distribute many of our BCC and BNC products through two-tier distribution channels that include distributors, systems integrators and value-added resellers. We also sell to PC OEMs and telecommunications carriers and service providers. For BCC and BNC products, a significant portion of our sales is concentrated among few distributors and OEM customers. For CommWorks products, a significant portion of our sales is concentrated with the major telecom service providers and infrastructure companies. We cannot be certain that these customers will continue to purchase our products at current levels. Additionally, consolidation in our distribution channels and among PC OEMs, telecommunications service providers and telecom infrastructure customers is reducing the number of customers in the domestic and international markets. In an effort to streamline our operations, we may increase the focus of our distribution sales resources on selected distribution channel customers.

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

BCC and BNC depend on distributors whose reductions in our inventory could negatively impact our operations

Our distributors maintain inventories of our products. We work closely with our distributors to monitor channel inventory levels and ensure that appropriate levels of products are available to resellers and end users. Notwithstanding such efforts, as channel partners reduce their levels of inventory or if they do not maintain sufficient levels to meet customer demand, our sales could be negatively impacted.

Changes in sales channel mix to PC OEMs and product mix to lower margin network access products may negatively impact our revenues and margins

We sell our network access products to PC OEMs as well as to distributors who, in turn, sell to commercial enterprises. Sales to distributors typically generate higher ASPs and gross margins than sales to PC OEMs. The trend over the past several years has shifted sales for our BCC products from two-tier distribution to PC OEMs so that our revenue from PC OEM sales has increased as a percentage of our total revenues while our revenue from distribution sales has decreased as a percentage of our total revenues. This mix shift towards PC OEMs has lowered the ASPs for our products. If this trend continues and we cannot lower our costs of the products or transition customers to products with higher ASPs, then our margins will be reduced and our financial results will be adversely impacted.

We derive a significant portion of our network access sales from PC OEMs such as Dell Computer, Gateway, Hewlett Packard, and IBM, all of whom are manufacturers that incorporate our NICs, PC cards, Mini-PCI or LOM chipsets into their products. As Ethernet connectivity technology continues to mature, we are beginning to see the incorporation of NIC and PC card product features into lower-priced form factors such as LOM and Mini-PCI. For desktop computers, we are seeing a migration from the NIC form factor to LOM. For laptop computers, the transition is from PC cards to Mini-PCI and LOM. We expect that PC OEMs will increasingly purchase the lower-priced form factors of established technology products, as opposed to the higher-cost form factors unless we successfully add innovative features that justify premium prices. If this trend continues and we cannot lower our costs of the products or transition customers to products with higher ASPs, then our margins will be reduced and our financial results will be adversely impacted.

Continued slowdown of capital expenditures in the telecom industry may negatively impact CommWorks revenues

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

Additionally, the recent economic and market slowdown has led to a number of smaller competitive local exchange carriers (CLECs) and ISPs going out of business or consolidating. This may adversely impact our financial performance due to increased competition and further concentration of the CommWorks customer base.

Sales of our CommWorks products have in the past fluctuated substantially. The timing of individual transactions has proven difficult to forecast due to the smaller number of customers, the relatively higher dollar amount of each sale and the relatively larger percentage of each sale represents to CommWorks overall revenues. Also, CommWorks sales arrangements typically contain product acceptance requirements that can impact the timing of the recognition of the sale. For these reasons, revenues in any particular quarter from our CommWorks products may be more prone to and adversely affected by operational decisions of individual customers.

Our current and future decisions to exit certain product lines may have unforeseen negative impacts to our business

We announced on June 7, 2001 and March 21, 2001, respectively, that we would be exiting our broadband cable and consumer DSL modem and consumer Internet Appliance businesses. The decision to exit these businesses may adversely impact our ongoing relationships with our channel partners and end customers since many of the channel partners and end customers for our on-going businesses also purchased the products that we have discontinued. These channel partners and customers may perceive our remaining products as not being part of a larger integrated or complementary solution. Also, they may question our commitment to their markets and therefore shift to products from alternative vendors. Customers and channel partners may also attempt to return products already purchased or cancel orders recently placed by them. We have experienced a certain level of such returns and cancellations and expect that they will continue in fiscal 2002. In certain cases, we continue to be subject to certain long-term contractual commitments for sale or maintenance of products. We may incur additional expenses in fiscal 2002 associated with resolving these contractual commitments.

Additionally, we may consider exiting other businesses that do not meet our goal of delivering appropriate financial returns in a reasonable amount of time. Our decision to exit future businesses could result in increased employee costs (such as severance, outplacement and other benefits), contract termination costs and asset impairments. We may also experience delays in the execution of our plan to exit a business that may create disruptions in our transactions with suppliers and customers.

The reduced role of acquisitions in our current business strategy may negatively impact our growth and increase our reliance on strategic relationships

We are currently focusing on achieving positive cash flow and profitability from our operations. Also, the price of our common stock is at a relatively low valuation, which makes stock-based acquisitions uneconomical. Accordingly, we expect that our acquisitions of businesses or product lines will decrease in comparison to historical levels. The networking business is highly competitive and our failure to pursue future acquisitions could hamper our ability to enhance existing products and introduce new products on a timely basis. Future consolidations in the networking industry may result in new companies with greater resources and stronger competitive positions and products than us. Furthermore, companies may be created that are able to respond more rapidly to market opportunities. Continued consolidation in our industry may adversely affect our operating results or financial condition.

We will continue to pursue strategic relationships to complement internal development of new technologies and enhancement of existing products and to exploit market potentials. These strategic relationships can present additional problems since, in most cases, we must compete in some business areas with companies with which we have strategic alliances and, at the same time, cooperate with the same companies in other business areas. If these companies fail to perform, or if these relationships fail to materialize as expected, we could suffer delays in product or market development or other operational difficulties. Furthermore, our results of operations or financial condition could be adversely impacted if we experience difficulties managing relationships with our partners or if projects with partners are unsuccessful. In addition, if our strategic partners are acquired by third parties or if our competitors enter into successful strategic relationships, we may face increased competition.

Certain of our international markets are risky and may negatively impact our operating results

We operate internationally and expect that international markets will continue to account for a significant percentage of our sales. The recent global economic slowdown has already had and is likely to continue to have a negative effect on various international markets in which we operate. This will cause us to simplify our international legal entity structure and reduce our presence in certain countries, which may negatively affect the overall level of business in such countries. Recent political and social turmoil may likely further exacerbate existing economic and political instability and currency fluctuations in certain international markets in which we participate and such conditions can adversely affect our operating results or financial condition. Unforeseen conditions and events will positively or negatively impact the level of international sales or our international operations in different regions. For example, the recent strength of the U.S. dollar relative to other countries' currencies has made our products more expensive than locally manufactured products, thereby negatively impacting demand for our products. Also, our contract manufacturers manufacture many of our products overseas, sometimes in politically or economically unstable countries. Should international regions experience economic or political instability, our results of operations may be adversely affected, our ability to forecast demand for our products may also be impeded and our supply of products may be interrupted.

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

Our customer order fulfillment fluctuates and may negatively impact our operating results

The timing and amount of our sales depend on a number of factors that make estimating operating results uncertain. Throughout our business, we do not typically maintain a significant backlog and sales are partially dependent on our ability to appropriately forecast product demand. In addition, our customers historically request fulfillment of orders in a short period of time, resulting in limited visibility to sales trends and potential pricing pressures. Consequently, our operating results depend on the volume and timing of orders and our ability to fulfill orders in a timely manner. Historically, sales in the third month of the quarter have been higher than sales in each of the first two months of the quarter. Recently this pattern has become more pronounced, which may increase the risk of unforeseen events negatively impacting our financial results. Non-linear sales patterns make business planning difficult, and increase the risk that our quarterly results will fluctuate due to disruptions in functions such as manufacturing, order management, information systems, and shipping.

We may not always be able to adequately protect or maintain our intellectual property rights

Many of our competitors, such as telecommunications, networking and computer equipment manufacturers, have large intellectual property portfolios, including patents that may cover technologies that are relevant to our business. In addition, many smaller companies, universities, and individual inventors have obtained or applied for patents in areas of technology that may relate to our business. The industry is moving towards aggressive assertion, licensing, and litigation of patents and other intellectual property rights.

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

In addition to disputes relating to the validity or alleged infringement of other parties' rights, we may become involved in disputes relating to our assertion of our intellectual property rights. Whether we are defending the assertion of intellectual property rights against us or asserting our intellectual property rights against others, intellectual property litigation can be complex, costly, protracted, and highly disruptive to business operations by diverting the attention and energies of management and key technical personnel. Further, plaintiffs in intellectual property cases often seek injunctive relief and the measures of damages in intellectual property litigation are complex and often subjective or uncertain. Thus, the existence of or any adverse determinations in this litigation could subject us to significant liabilities and costs. In addition, if we are the alleged infringer, we could be required to seek licenses from others or be prevented from manufacturing or selling our products, which could cause disruptions to our operations or the markets in which we compete. If we are asserting our intellectual property rights, we could be prevented from stopping others from manufacturing or selling competitive products. Any one of these factors could adversely affect our product margins, results of operations or financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

3Com holds a portfolio of marketable equity securities that have a short trading history and are highly subject to market price volatility. Equity security price fluctuations of plus or minus 15 percent would have a $1.8 million impact on the value of these securities as of the end of the second quarter of fiscal 2002. Equity security price fluctuations of plus or minus 50 percent would have a $6.1 million impact on the value of these securities as of the end of the second quarter of fiscal 2002.

For interest rate sensitivity and foreign currency exchange risk, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended June 1, 2001.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The material set forth in footnote 10 of Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 2. Changes in Securities and Use of Proceeds

(a)
None.

(b)
None.

(c)
None.

(d)
None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)
The Annual Meeting of Shareholders was held on September 20, 2001.

(b)
Each of the persons named in the Proxy Statement as a nominee for director was elected and the proposals listed below were approved. The following are the voting results of the proposals:

Proposal I	For	Withheld	Broker Non-Votes
Election of Directors:
Fred D. Anderson	304,635,782	7,839,525	0
Bruce L. Claflin	288,841,998	23,633,309	0
David D. Dorman	241,330,290	71,145,017	0
Paul G. Yovovich	304,548,284	7,927,023	0
Proposal II	For	Against	Abstain	Broker Non-Votes
To approve the Amended and Restated 1983 Employee Stock Option Plan:	97,939,800	76,543,415	2,117,129	0
Proposal III	For	Against	Abstain	Broker Non-Votes
To ratify the appointment of Deloitte & Touche LLP as the Company's independent public accountants for the fiscal year ending May 21, 2002:	285,668,042	26,220,660	586,605	0

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

Exhibit Number	Description
2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999, as amended(8)
2.2	General Assignment and Assumption Agreement between the Registrant and Palm, Inc., as amended(8)
2.3	Master Technology Ownership and License Agreement between the Registrant and Palm, Inc.(8)
2.4	Master Patent Ownership and License Agreement between the Registrant and Palm, Inc.(8)
2.5	Master Trademark Ownership and License Agreement between the Registrant and Palm, Inc.(8)
2.6	Employee Matters Agreement between the Registrant and Palm, Inc.(8)
2.7	Tax Sharing Agreement between the Registrant and Palm, Inc.(8)
2.8	Master Transitional Services Agreement between the Registrant and Palm, Inc.(8)
2.9	Real Estate Matters Agreement between the Registrant and Palm, Inc.(8)
2.10	Master Confidential Disclosure Agreement between the Registrant and Palm, Inc.(8)
2.11	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.(8)
3.1	Certificate of Incorporation(5)
3.2	Certificate of Correction filed to Correct a Certain Error in the Certificate of Incorporation(5)
3.3	Certificate of Merger(5)
3.4	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger(9)
3.5	Registrant's Bylaws, as Amended(8)
3.6	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock(16)
4.1	Amended and Restated Rights Agreement dated December 31, 1994(3)
4.2	Second Amended and Restated Preferred Share Rights Agreement, dated as of March 8, 2001(13)
10.1	3Com Corporation 1983 Stock Option Plan, as amended *
10.2	Amended and Restated Incentive Stock Option Plan(2)*
10.3	License Agreement dated March 19, 1981(1)
10.4	3Com Corporation Amended and Restated 1984 Employee Stock Purchase Plan, as amended(12)*
10.5	3Com Corporation Director Stock Option Plan, as amended(16)*
10.6	3Com Corporation Restricted Stock Plan, as amended(16)*

10.7	3Com Corporation 1994 Stock Option Plan, as amended(14)*
10.8
Amended and Restated Agreement and Plan of Merger by and among the Registrant, TR Acquisitions Corporation, 3Com (Delaware) Corporation, and U.S. Robotics Corporation, dated as of February 26, 1997 and amended as of March 14, 1997(4)
10.9	Form of Management Retention Agreement, effective as of June 2, 1999, with attached list of parties(9)*
10.10	Form of Management Retention Agreement, with attached list of parties and effective dates(9)*
10.11	Agreement for Purchase and Sale of Land at Highway 237 and North First Street, San Jose, California entered into as of May 22, 2000 by and between the Registrant and Palm, Inc.(10)
10.12	Employment Agreement with Bruce Claflin, effective as of January 1, 2001(11)*
10.13	Summary of Severance Plan for Section 16b Officers(15)*
10.14
Credit Agreement dated as of November 28, 2001 between the Registrant, Bank of America, N.A., as Administrative Agent, Bank of America Securities, LLC, as Lead Arranger and Sole Book Manager, Foothill Capital Corporation, as Syndication Agent, and the Financial Institutions Named Herein, as Lenders
10.15
Credit Agreement dated as of November 28, 2001 between 3Com Technologies and 3com Europe Limited, Bank of America, N.A., as Administrative Agent, Bank of America Securities, LLC, as Lead Arranger and Sole Book Manager, Foothill Capital Corporation, as Syndication Agent, and the Financial Institutions Named Herein, as Lenders
10.16	Security Agreement dated as of November 28, 2001, between the Registrant and Bank of America, N.A., in its capacity as Agent for Lenders.
10.17	Continuing Guaranty dated as of November 28, 2001, made by the Registrant in favor of the Lenders and Bank of America, N.A., as Agent for the Lenders
10.18	Intercompany Subordination Agreement dated as of November 28, 2001, made among the Registrant and Bank of America, N.A., as Agent for itself and the Lenders
10.19
Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement dated November 28, 2001, between the Registrant, as Mortgagor, and Bank of America, N.A., as Agent, as Mortgagee, for the Mt. Prospect, IL, site
10.20
Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing dated November 28, 2001, between the Registrant, as Trustor, and First American Title Guaranty Company, as Trustee, and Bank of America, N.A., as Agent, for the Santa Clara, CA, Betsy Ross site
10.21
Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing dated November 28, 2001, between the Registrant, as Trustor, and First American Title Guaranty Company, as Trustee, and Bank of America, N.A., as Agent, for the Santa Clara, CA, West Campus

10.22
Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing dated November 28, 2001, between the Registrant, as Trustor, and First American Title Guaranty Company, as Trustee, and Bank of America, N.A., as Agent, for the Santa Clara, CA, East Campus
10.23
Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement dated November 28, 2001, between the Registrant, as Mortgagor, and Bank of America, N.A., as Agent, as Mortgagee, for the Rolling Meadows, IL site

*
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

(12)
Incorporated by reference to the corresponding exhibit to Registrant's Registration Statement on Form S-8 filed on April 25, 2001 (File No. 333-59504)

(13)
Incorporated by reference to Registrant's Registration Statement on Form 8-A 12G/A filed on June 15, 2001 (File No. 333-34726)

(14)
Incorporated by reference to the corresponding exhibit to Registrant's Registration Statement on Form S-8 filed on July 12, 2001 (File No. 333-64988)

(15)
Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant's Form 10-K filed on August 9, 2001 (File No. 000-12867)

(16)
Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant's Form 10-Q filed on October 11, 2001 (File No. 000-12867)

(b)
Reports on Form 8-K

None.

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3COM CORPORATION (Registrant)
Dated:	January 11, 2002	By:	/s/ MICHAEL E. RESCOE Michael E. Rescoe Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

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