Form 10-Q
period 2002-03-01
3COM CORP
filed 2002-04-10
CIK 738076

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 1, 2002                              Commission File No. 0-12867

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

3Com Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2605794 (I.R.S. Employer Identification No.)
5400 Bayfront Plaza Santa Clara, California (Address of principal executive offices)	95052 (Zip Code)

Registrant's telephone number, including area code: (408) 326-5000

Former name, former address and former fiscal year, if changed since last report: N/A

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

As of April 1, 2002, 356,524,179 shares of the Registrant's Common Stock were outstanding.

This report contains a total of 38 pages of which this page is number 1.

3Com Corporation

Table of Contents

3Com, CommWorks, and Megahertz are registered trademarks of 3Com Corporation. Kerbango is a trademark of 3Com Corporation.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

3Com Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 1, 2002	March 2, 2001	March 1, 2002	March 2, 2001
Sales	$355,978	$629,586	$1,139,421	$2,352,848
Cost of sales	222,506	559,460	810,184	1,650,597

Gross margin	133,472	70,126	329,237	702,251

Operating expenses:
Sales and marketing	76,638	196,219	265,857	650,649
Research and development	72,275	140,655	231,376	425,922
General and administrative	29,421	44,981	101,238	148,139
Amortization and write down of intangibles	63,517	16,547	92,885	35,292
Restructuring charges	64,039	23,133	153,090	42,729
Losses (gains) on land and facilities, net	1,375	(4,475)	1,375	(178,844)
Purchased in-process technology	—	22,557	—	60,221
Merger-related credits, net	—	(403)	—	(728)

Total operating expenses	307,265	439,214	845,821	1,183,380

Operating loss	(173,793)	(369,088)	(516,584)	(481,129)
Loss on investments, net	(12,302)	(44,299)	(19,572)	(44,501)
Litigation settlement	—	—	—	(250,000)
Interest and other income, net	9,302	33,057	55,100	122,245

Loss from continuing operations before income taxes and equity interests	(176,793)	(380,330)	(481,056)	(653,385)
Income tax provision (benefit)	59,341	(134,287)	91,136	(202,551)
Equity interest in loss of unconsolidated investee	—	—	—	1,352

Loss from continuing operations	(236,134)	(246,043)	(572,192)	(452,186)
Income from discontinued operations	—	—	—	4,537

Net loss	$(236,134)	$(246,043)	$(572,192)	$(447,649)

Net income (loss) per share,
Basic and diluted:
Continuing operations	$(0.67)	$(0.72)	$(1.65)	$(1.30)
Discontinued operations	—	—	—	0.01

	$(0.67)	$(0.72)	$(1.65)	$(1.29)

Shares used in computing per share amounts:
Basic and Diluted	351,596	339,933	347,537	346,455

See notes to condensed consolidated financial statements.

3Com Corporation
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	March 1, 2002	June 1, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$586,620	$897,797
Short-term investments	785,004	742,414
Accounts receivable, net	180,347	286,813
Inventories, net	72,348	200,146
Investments and other	85,026	207,652

Total current assets	1,709,345	2,334,822
Property and equipment, net	709,925	609,679
Deferred income taxes	4,388	163,349
Goodwill, intangibles, deposits and other assets	224,722	344,952

Total assets	$2,648,380	$3,452,802

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$174,808	$279,181
Accrued and other liabilities	307,866	576,851
Deferred income taxes	—	80,485
Revolving line of credit	95,000	—
Current portion of long-term debt	22,854	328

Total current liabilities	600,528	936,845
Long-term debt	76,670	2,385
Other long-term obligations	5,134	8,151
Stockholders' equity:
Preferred stock, $.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 990,000 shares authorized; shares issued: 365,514 and 365,711, respectively	2,127,107	2,127,803
Treasury stock, at cost, 12,106 and 21,412 shares, respectively	(241,824)	(373,661)
Notes receivable from sale of warrants	(21,052)	(21,052)
Unamortized stock-based compensation	(7,382)	(9,820)
Retained earnings	103,299	771,639
Accumulated other comprehensive income	5,900	10,512

Total stockholders' equity	1,966,048	2,505,421

Total liabilities and stockholders' equity	$2,648,380	$3,452,802

See notes to condensed consolidated financial statements.

3Com Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	March 1, 2002	March 1, 2001
Cash flows from operating activities:
Loss from continuing operations	$(572,192)	$(452,186)
Adjustments to reconcile loss from continuing operations to cash used in operating activities:
Depreciation and amortization	217,539	197,774
(Gain)/ loss and write down of fixed assets	69,509	(168,800)
Write downs of intangibles	54,422	5,815
Loss on investments, net	19,572	44,501
Deferred income taxes	78,420	(44,494)
Merger-related credits, net	—	(728)
Purchased in-process technology	—	60,221
Stock-based compensation	2,475	—
Equity in loss of unconsolidated investee	—	1,352
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	106,466	(21,042)
Inventories	116,950	(37,100)
Other assets	50,990	(137,373)
Accounts payable	(104,373)	8,605
Accrued liabilities and other	(289,374)	(131,336)
Income taxes payable	87,690	(229,043)

Net cash used in operating activities	(161,906)	(903,834)

Cash flows from investing activities:
Purchase of investments	(567,596)	(720,894)
Proceeds from sales and maturities of investments	532,815	1,058,353
Purchase of property and equipment	(346,807)	(162,418)
Proceeds from sale of property and equipment	15,420	258,020
Businesses acquired in purchase transactions, net of cash received	—	(197,712)
Other, net	—	4,304

Net cash provided by (used in) investing activities	(366,168)	239,653

Cash flows from financing activities:
Issuance of common stock	33,711	321,165
Repurchase of common stock	(3,660)	(577,759)
Net borrowings on line of credit	95,000	—
Proceeds from term loan	105,000	—
Repayments of long-term borrowings	(8,189)	(24,349)
Other, net	(4,965)	163

Net cash provided by (used in) financing activities	216,897	(280,780)

Net cash provided by discontinued operations	—	30,291
Decrease in cash and equivalents	(311,177)	(914,670)
Cash and equivalents, beginning of period	897,797	1,700,420

Cash and equivalents, end of period	$586,620	$785,750

See notes to condensed consolidated financial statements.

3Com Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by 3Com Corporation (3Com), pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of 3Com's financial position as of March 1, 2002, results of operations for the three and nine months ended March 1, 2002 and March 2, 2001, and cash flows for the nine months ended March 1, 2002 and March 2, 2001. Certain amounts from the prior period have been reclassified to conform to the current period presentation. Such reclassifications had no effect on net income as previously reported.

3Com uses a 52 or 53-week fiscal year ending on the Friday nearest to May 31. The results of operations for the three and nine months ended March 1, 2002 may not be indicative of the results to be expected for the fiscal year ending May 31, 2002. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in 3Com's Annual Report on Form 10-K for the fiscal year ended June 1, 2001.

Revenue Recognition

3Com generally recognizes a sale when the product has been delivered and risk of loss has passed to the customer, collection of the resulting receivable is probable, persuasive evidence of an arrangement exists, and the fee is fixed or determinable. 3Com accrues related product return reserves, warranty, other post-contract support obligations, and royalty expenses at the time of sale. A limited warranty is provided on 3Com products for periods ranging from 90 days to the lifetime of the product, depending upon the product. Service and maintenance sales are recognized over the contract term. 3Com provides limited product return and price protection rights to certain distributors and resellers. Product return rights are generally limited to a percentage of sales over a one to three-month period.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations" which addresses the financial accounting and reporting for business combinations and supersedes Accounting Principals Board (APB) Opinion 16, "Business Combinations," and SFAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS 141 requires that all business combinations be accounted for by the purchase method, modifies the criteria for recognizing intangible assets, and expands disclosure requirements. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. 3Com is in the process of determining the impact that the adoption of SFAS 141 will have on the consolidated financial statements.

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

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," and the provisions of APB Opinion 30 (APB 30), "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" with regard to reporting the effects of a disposal of a segment of a business. SFAS 144 retains many of the provisions of SFAS 121, but significantly changes the criteria that would have to be met to classify an asset as held for disposal such that long-lived assets to be disposed of other than by sale are considered held and used until disposed of. In addition, SFAS 144 retains the basic provisions of APB 30 for presentation of discontinued operations in the statement of operations but broadens that presentation to a component of an entity. 3Com is required to apply SFAS 144 no later than June 1, 2002. 3Com is in the process of determining the impact that the adoption of SFAS 144 will have on the consolidated financial statements.

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

The adoption of SFAS 133 resulted in a cumulative pre-tax gain related to the value of warrants held as strategic investments. During the first nine months of fiscal 2002, a reduction in earnings was recorded related to the value of warrants held as strategic investments. The cumulative pre-tax gain and the reduction in earnings for first nine months of fiscal 2002 were recorded in other income and were not material to 3Com's results of operations, financial position or cash flows.

3. Restructuring Charges

Beginning in the fourth quarter of fiscal 2000, 3Com undertook several initiatives aimed at both changing business strategy as well as improving operational efficiencies. 3Com recorded restructuring charges of $153.1 million and $42.7 million in the nine months ended March 1, 2002 and March 2, 2001, respectively.

Actions Related to Reduction in Force and Cost Reduction Efforts

Beginning in the third quarter of fiscal 2001 and continuing through the nine months ended March 1, 2002, 3Com restructured its operations to enhance the focus and cost effectiveness in serving its markets. Three independent businesses—Business Connectivity Company (BCC), Business Networks Company (BNC), and CommWorks Corporation (CommWorks)—were formed through this restructuring effort, with each business utilizing central shared corporate services. As part of this restructuring effort, 3Com implemented a reduction in force and cost reduction actions aimed at expense and asset reduction; exited its consumer Internet Appliance, cable modem, and digital subscriber line (DSL) modem product lines; and increased its outsourcing of the manufacturing of high volume server, desktop and mobile connectivity products in a contract manufacturing arrangement. Concurrent with such outsourcing, 3Com is consolidating its real estate portfolio and plans to sell certain facilities.

During the three months ended March 1, 2002, 3Com recorded a $64.0 million charge related to this restructuring effort. Components of accrued restructuring charges and changes in accrued amounts related to the restructuring efforts as of March 1, 2002 were as follows (in thousands):

	Severance and Outplacement	Long-term Asset Write-downs	Facilities- related Charges	Other Restructuring Costs	Total
Balance at June 1, 2001	$39,902	$—	$—	$1,782	$41,684
Provision	20,694	6,860	26,772	3,335	57,661
Deductions	(37,293)	(6,860)	(22,405)	(1,322)	(67,880)

Balance at August 31, 2001	23,303	—	4,367	3,795	31,465
Provision	6,863	307	23,672	694	31,536
Deductions	(22,225)	(307)	(24,431)	(3,395)	(50,358)

Balance at November 30, 2001	7,941	—	3,608	1,094	12,643
Provision	20,036	4,921	36,293	2,789	64,039
Deductions	(9,885)	(4,921)	(37,338)	(422)	(52,566)

Balance at March 1, 2002	$18,092	$—	$2,563	$3,461	$24,116

Estimated remaining cash expenditures	$18,092	$—	$2,179	$3,461	$23,732

The total reduction in force since the inception of the restructuring through March 1, 2002 includes approximately 5,100 employees who have been separated or were currently in the separation process. There are an additional 200 employees who have been notified but have not yet worked their last day. Employee separation expenses are comprised of severance pay, outplacement services, medical and other related benefits. Affected employee groups include corporate services, manufacturing and logistics, product organizations, sales, customer support and administrative positions.

Long term asset write downs include items identified as no longer needed to support ongoing operations. During the third quarter of fiscal 2002, 3Com recorded a charge of $4.9 million, primarily for disposal of manufacturing and engineering assets.

Facilities-related charges include accelerated depreciation of buildings, write downs of land and buildings held for sale, losses on sales of facilities, and lease terminations. In the third quarter of fiscal 2002, 3Com recorded $36.3 million in facilities-related charges, including a $21.3 million write down of land and buildings held for sale in Santa Clara and Mt. Prospect, and a $14.3 million loss on the sale of its Singapore manufacturing facility. Depreciation has been stopped for the assets classified as held for sale. With the recent change in status of these properties, 3Com has held for sale properties in Santa Clara, Mt. Prospect, and Salt Lake City, which have a total net book value of $81.7 million as of March 1, 2002. As the consolidation of its excess facilities continues, 3Com expects to incur additional expenses related to facilities in fiscal 2002.

Other restructuring costs include payments to suppliers and professional service firms.

Exit from the Analog-Only Modem and High-End LAN and WAN Chassis Product Lines

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

4. Comprehensive Loss

The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 1, 2002	March 2, 2001	March 1, 2002	March 2, 2001
Net loss	$(236,134)	$(246,043)	$(572,192)	$(447,649)
Other comprehensive income (loss):
Change in net unrealized gain on investments	(2,278)	(60,180)	(4,675)	(238,550)
Change in accumulated translation adjustments	299	430	63	162

Total comprehensive loss	$(238,113)	$(305,793)	$(576,804)	$(686,037)

5. Net Loss Per Share

The following table presents the calculation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 1, 2002	March 2, 2001	March 1, 2002	March 2, 2001
Loss from continuing operations	$(236,134)	$(246,043)	$(572,192)	$(452,186)
Income from discontinued operations	—	—	—	4,537

	$(236,134)	$(246,043)	$(572,192)	$(447,649)

Weighted average shares—Basic	351,596	339,933	347,537	346,455
Effect of dilutive securities:
Employee stock options	—	—	—	—
Restricted stock	—	—	—	—

Weighted average shares-Diluted	351,596	339,933	347,537	346,455

Net income (loss) per share-Basic and Diluted:
Continuing operations	$(0.67)	$(0.72)	$(1.65)	$(1.30)
Discontinued operations	—	—	—	0.01

	$(0.67)	$(0.72)	$(1.65)	$(1.29)

Employee stock options and restricted stock totaling 9.7 million shares, 12.8 million shares, 6.6 million shares, and 38.0 million shares for the three months ended March 1, 2002 and March 2, 2001, and the nine months ended March 1, 2002 and March 2, 2001, respectively, were not included in the diluted weighted average shares calculation as the effects of these securities were antidilutive.

6. Inventories

Inventories, net, consist of (in thousands):

	March 1, 2002	June 1, 2001
Finished goods	$31,160	$46,091
Work-in-process	24,094	64,319
Raw materials	17,094	89,736

Total inventory	$72,348	$200,146

7. Intangible Assets

In the third quarter of fiscal 2002, 3Com determined that lower than anticipated revenue growth resulted in an impairment of the goodwill and developed product technology that arose from the acquisition of the Gigabit Ethernet network interface card (NIC) business of Alteon WebSystems (Alteon.) These assets were written down $50.9 million to fair value, which was estimated using discounted future cash flows. The impairment charge was included in amortization and write down of intangibles, and is a component of contribution margin for BCC as reported in Note 10. As a result of the analysis, 3Com wrote down all of the Alteon-related goodwill and a portion of the Alteon developed product technology. Remaining net intangible assets continue to be amortized over their original useful lives.

8. Manufacturing Purchase Commitment

In conjunction with the sale of 3Com's manufacturing and distribution operations to Manufacturers' Services Ltd. (MSL) on September 30, 2000, 3Com committed to purchase a minimum manufacturing volume, excluding the cost of materials, of $31 million per quarter during the first year of the agreement, and $30 million per quarter during the second year of the agreement. Due to 3Com's announcement that it would exit its consumer product lines and the slowdown in the telecommunications industry in 2001, the Company did not expect to reach the minimum purchase commitments in the future. Based on management's best estimates, a charge was recorded to cost of goods sold in the fourth quarter of fiscal 2001 to accrue for estimated future purchase commitment shortfalls and expected contract termination costs. 3Com recorded an additional charge to cost of goods sold in the first quarter of fiscal 2002 as a result of the Company's renegotiation of the contract that was completed in the second quarter of fiscal 2002. The renegotiated contract eliminated the minimum volume commitments.

9. Financing Arrangements

In the second quarter of fiscal 2002, 3Com entered into new financing arrangements whereby the Company borrowed $105.0 million under a term loan and $102.2 million under a $105.0 million revolving line of credit. 3Com applied the proceeds from these borrowings towards the purchase of land and buildings on its Santa Clara headquarters site and Marlborough office complex that were previously subject to operating lease arrangements. In accordance with the lease terms, 3Com paid $316.7 million for the properties and terminated such leases.

Under the term loan, quarterly principal payments of $7.5 million are to be paid starting March 2002 through September 2004, with the balance due in November 2004. The revolving line of credit also expires in November 2004, at which time all outstanding amounts are due. Interest on each of the term and revolving facilities is due monthly, and bears interest, at 3Com's election, at either the lender's base rate or LIBOR rate, plus an applicable margin. As of March 1, 2002, $97.5 million was outstanding on the term loan, and $95.0 million was outstanding on the revolving line for credit. Interest at March 1, 2002 on the term loan was 4.9 percent, and the interest rate on the revolving line of credit was 5.8 percent. Total interest expense for these instruments for both the three and nine months ended March 1, 2002 was $1.8 million.

The financing arrangements are secured by certain real properties and other assets of 3Com, including accounts receivable, inventory, and plant and equipment. The credit agreement places limitations upon, among other things, certain types of mergers and asset dispositions. 3Com is also required to maintain minimum balances in specified accounts of $210 million, reduced by the amount of any term loan principal repayments. If 3Com's liquidity, consisting of its cash (inclusive of amounts held in specified accounts), cash equivalents, short term investments, and available borrowings under the revolving line of credit, falls below $650 million, the Company will be required to immediately pay the outstanding balance of the term loan. Under the terms of the agreement, 3Com must maintain total liquidity of $400 million. In an event of default, 3Com will be subject to additional restrictive covenants.

10. Business Segment Information

The following tables display information on our reportable segments (in thousands):

	Three Months Ended		Nine Months Ended
	March 1, 2002	March 2, 2001	March 1, 2002	March 2, 2001
Sales:
Business Networks Company	$191,453	$253,215	$577,719	$844,539
Business Connectivity Company	111,397	218,797	376,963	801,749
CommWorks	51,789	76,812	175,250	339,416
Exited Product Lines	1,339	80,762	9,489	367,144

	$355,978	$629,586	$1,139,421	$2,352,848

Contribution Margin (Loss):
Business Networks Company	$2,685	$(24,807)	$(24,285)	$(13,063)
Business Connectivity Company	(39,946)	32,383	(68,579)	183,884
CommWorks	(9,132)	(45,657)	(44,865)	(28,311)
Exited Product Lines	(4,494)	(149,921)	(26,275)	(266,242)

	$(50,887)	$(188,002)	$(164,004)	$(123,732)

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	March 1, 2002	March 2, 2001	March 1, 2002	March 2, 2001
Total contribution margin (loss) from operating segments	$(50,887)	$(188,002)	$(164,004)	$(123,732)
Indirect operating expenses(1)	57,492	140,274	198,115	434,019
Restructuring charges	64,039	23,133	153,090	42,729
Losses (gains) on land and facilities, net	1,375	(4,475)	1,375	(178,844)
Purchased in-process technology	—	22,557	—	60,221
Merger-related credits, net	—	(403)	—	(728)

Total operating loss	(173,793)	(369,088)	(516,584)	(481,129)
Loss on investments, net	(12,302)	(44,299)	(19,572)	(44,501)
Litigation settlement	—	—	—	(250,000)
Interest and other income, net	9,302	33,057	55,100	122,245

Loss from continuing operations before income taxes and equity interests	$(176,793)	$(380,330)	$(481,056)	$(653,385)

(1)
Indirect operating expenses include expenses that are not directly attributable to an operating segment, such as corporate marketing and general and administrative expenses.

11. Litigation

3Com is a party to lawsuits in the normal course of its business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. 3Com believes that it has defenses in each of the cases set forth below in which it is named as a defendant and is vigorously contesting each of these matters. An unfavorable resolution of one or more of the following lawsuits could adversely affect its business, results of operations, or financial condition.

Securities Litigation

In November 2000, a shareholder derivative and class action lawsuit, captioned Shaev v. Claflin, et al., No. CV794039, was filed in California Superior Court. The complaint alleges that the 3Com's directors and officers made misrepresentations and/or omissions and breached their fiduciary duties to the Company in connection with the adjustment of employee and director stock options in connection with the separation of 3Com and Palm. It is unclear whether the plaintiff is seeking recovery from 3Com or if the Company is named solely as a nominal defendant, against whom the plaintiff seeks no recovery. 3Com and the individual defendants have removed this action to the United States District Court for the Northern District of California, where the action is captioned Shaev v. Claflin, et al., No. CV-01-0009-MJJ. The case was later remanded back to the California Superior Court. On November 29, 2001, the Court granted the defendants' demurrer with leave to amend. Plaintiff has since filed a First Amended Complaint to which defendants again demurred. The demurrer is scheduled to be heard on June 11, 2002.

Intellectual Property

On May 26, 2000, 3Com filed suit against Xircom, Inc. in the United States District Court for the District of Utah, Civil Action No. 2:00-CV-0436C alleging infringement of U.S. Patents Nos. 6,012,953, 5,532,898, 5,696,660 and 5,777,836, accusing Xircom of infringement of one or more of the claims of the patents-in-suit by reason of the manufacture, sale, and use of the Real Port and RealPort 2 families of PC Cards, as well as a number of Xircom's Type II PC Modem Cards. On November 14, 2000, 3Com amended its complaint to assert infringement of then-newly issued U.S. Patent No. 6,146,209, also asserted against Xircom's RealPort and RealPort2 families of products. Xircom has counter-claimed for a declaratory judgment that the asserted claims of the patents-in-suit are invalid and/or not infringed. This case is currently in the discovery phase. 3Com's motion for a preliminary injunction on the 6,146,209 patent is currently pending before the Court. 3Com intends to vigorously pursue this action.

On September 21, 2000, Xircom, Inc. filed an action against 3Com Corporation in the United States District Court for the Central District of California, Case No.: 00-10198 MRP, accusing 3Com of infringement of U.S. Patents Nos. 5,773,332, 5,940,275, 6,115,257 and 6,095,851, accusing 3Com of infringement by reason of the manufacture, sale, and use of the 3COM® 10/100 LAN+Modem CardBus Type III PC Card, the 3COM 10/100 LAN CardBus Type III PC Card, the 3COM Megahertz® 10/100 LAN CardBus PC Card, the 3COM Megahertz 10/100 LAN+56K Global Modem CardBus PC Card and the 3COM Megahertz 56K Global GSM and Cellular Modem PC Card.    On July 6, 2001, Xircom filed a second action against 3Com, Case No. 01-05902 GAF JTLX, also filed in the United States District Court for the Central District of California, alleging infringement of U.S. Patent No. 6,241,550. The 6,241,550 patent is asserted against the 3COM 10/100 LAN+Modem CardBus Type III PC Card, the 3COM 10/100 LAN CardBus Type III PC Card products. This second action asserting the 6,241,550 patent has been consolidated with the first action, with both cases being heard by the Honorable Mariana R. Pfaelzer. 3Com has counter-claimed for declaratory judgment that the asserted claims of the patents-in-suit are not infringed and/or invalid and that the claims of the 5,940,275 and 6,241,550 patents are unenforceable. This case is in the discovery phase. Xircom filed a motion for preliminary injunction seeking to enjoin 3Com from the continued manufacture and sale of its Type III PC card products. The motion was heard on March 26, 2001 and was denied by the Court. Xircom subsequently filed a motion for preliminary injunction on the 6,241,550 patent. Xircom's second motion was resolved by agreement between the parties. 3Com continues to sell its type III PC cards, without the light pipe, which does not adversely affect the functionality of the cards. 3Com intends to vigorously pursue the defense of this action.

On April 28, 1997, Xerox Corporation (Xerox) filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the United States District Court for the Western District of New York. The case is now captioned Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc., and Palm, Inc. (Civil Action Number 97-CV-6182T). Xerox alleged willful infringement of United States Patent Number 5,596,656, entitled "Unistrokes for Computerized Interpretation of Handwriting." Xerox sought damages and to permanently enjoin the defendants from infringing the patent in the future. In 2000, the District Court dismissed the case, ruling that there was no infringement. On appeal, the Court of Appeals for the Federal Circuit (CAFC) affirmed-in-part, reversed-in-part and remanded the case to the District Court. On December 20, 2001, the District Court granted Xerox's motion for summary judgment that the patent is valid, enforceable, and infringed. The defendants then filed a Notice of Appeal. On February 22, 2002, the District Court denied a motion made by Xerox for an injunction prohibiting further alleged infringement during the appeal and ordered the defendants to post a bond in the amount of $50 million. Xerox then appealed the denial of the injunction. In connection with the separation of Palm from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement, dated February 26, 2000, between 3Com and Palm, Palm agreed to indemnify and hold 3Com harmless for any damages or losses which might arise out of the Xerox litigation.

On August 14, 2001, 3Com filed suit against Broadcom Corporation (Broadcom) in California Superior Court, captioned 3Com Corporation v. Broadcom Corporation, CV800685 in which 3Com seeks to recover from Broadcom, pursuant to a promissory note, the principal amount of $21.1 million together with interest thereon and attorney fees. On January 8, 2002, Broadcom filed its answer denying that any sums are due and asserting numerous affirmative defenses. The case is now in the discovery phase. No trial date has been set.

3Com Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated condensed financial statements and the related notes that appear elsewhere in this document.

This report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenues or other financial items; any statements of plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statement of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include particularly statements regarding the following: our intention to consolidate our real estate portfolio and liquidate certain facilities; our expectations regarding future expenses associated with our ongoing restructuring activities; our expectation regarding future trends in sales of BCC products; the uncertainty surrounding future capital expenditures by telecommunication carriers and service providers; our intention to reduce operating expenses in future periods; our beliefs regarding the realizability of intangible assets; our expectations related to payments to be made over the next twelve months with respect to royalty and license commitments; our expectations regarding capital spending; our plans to make investments through 3Com Ventures and expectations related to payments that may be made over the next twelve months with respect to capital calls; our belief that our cash and equivalents, short term investments, revolving line of credit, and cash generated from operations will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months; our expectation that we have substantially completed certain restructuring activities related to the global cost reduction to improve operational efficiencies; our intention to simplify our international legal entity structure; the difficulty of keeping expense growth at modest levels while maintaining or increasing revenues; our expectation that various emerging product lines will account for a higher percentage of our future revenues; our expectations relating to our future investments and expenses relating to research and development; our ability to develop and introduce new products in a timely manner, adopt the correct sales or go-to-market strategy, and gain market acceptance of these products; statements regarding our liquidity and capital resources; our expectation that we will be able to comply with the financial covenants contained in our current Credit Facility; our beliefs regarding our tax positions in foreign jurisdictions; the challenge of managing asset levels, including inventory; our expectations that our acquisitions of businesses or product lines will decrease in comparison to historical levels; our expectation that international markets will continue to account for a significant percentage of our sales; and our expectations regarding the continuing volatility of our stock price. These statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially. 3Com undertakes no obligation and does not intend to update these forward-looking statements after the date of this Form 10-Q. Other risks are described from time to time in 3Com's reports with the Securities and Exchange Commission, including but not limited to our annual report on form 10-K for the fiscal year ended June 1, 2001 and subsequently filed reports.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in 3Com's condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	March 1, 2002	March 2, 2001	March 1, 2002	March 2, 2001
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.5	88.9	71.1	70.1

Gross margin	37.5	11.1	28.9	29.9
Operating expenses:
Sales and marketing	21.5	31.2	23.3	27.7
Research and development	20.3	22.3	20.3	18.1
General and administrative	8.3	7.1	8.9	6.3
Amortization and write down of intangibles	17.8	2.6	8.2	1.5
Restructuring charges	18.0	3.7	13.4	1.8
Losses (gains) on land and facilities, net	0.4	(0.7)	0.1	(7.6)
Purchased in-process technology	—	3.6	—	2.5
Merger-related credits, net	—	(0.1)	—	—

Total operating expenses	86.3	69.7	74.2	50.3

Operating loss	(48.8)	(58.6)	(45.3)	(20.4)
Loss on investments, net	(3.5)	(7.0)	(1.7)	(1.9)
Litigation settlement	—	—	—	(10.6)
Interest and other income, net	2.6	5.2	4.8	5.2

Loss before income taxes	(49.7)	(60.4)	(42.2)	(27.7)
Income tax provision (benefit)	16.6	(21.3)	8.0	(8.6)
Equity interest in loss of unconsolidated investee	—	—	—	0.1

Loss from continuing operations	(66.3)	(39.1)	(50.2)	(19.2)
Income from discontinued operations	—	—	—	0.2

Net loss	(66.3)%	(39.1)%	(50.2)%	(19.0)%

Sales

Sales in the third quarter of fiscal 2002 totaled $356.0 million, a decrease of $273.6 million, or 43 percent, compared to the same quarter one year ago. Sales in the first nine months of fiscal 2002 were $1,139.4 million, a decrease of $1,213.4 million, or 52 percent, compared to the same period one year ago.

Business Networks Company.    Sales of BNC products (switches, hubs, networked telephony, wireless LANs, and customer service and support) in the third quarter of fiscal 2002 were $191.5 million, a decrease of $61.8 million, or 24 percent, compared to the same quarter one year ago. Sales of BNC products in the first nine months of fiscal 2002 were $577.7 million, a decrease of $266.8 million, or 32 percent, compared to the first nine months of fiscal 2001. The decline in sales from the same periods one year ago was attributable to our stackable and small business switch and hub products and service maintenance contract revenue. The decrease in product sales was due to weaker industry conditions as a result of the economic downturn. In addition, we experienced average selling price (ASP) erosion due to increased competition. However, in the third quarter of fiscal 2002 these declines were mitigated by product mix transitions to higher priced switches. Service revenue decreased due to fewer maintenance contract renewals. Sales of BNC products in the third quarter and first nine months of fiscal 2002 represented 54 and 51 percent of total sales, respectively, compared to 40 and 36 percent in the third quarter and first nine months of fiscal 2001, respectively.

Business Connectivity Company.    Sales of BCC products (wired and wireless NICs and PC Cards, LAN On Motherboard (LOM) ASICs, and Mini-PCI) in the third quarter of fiscal 2002 were $111.4 million, a decrease of $107.4 million, or 49 percent, compared to the same quarter one year ago. Sales of BCC products in the first nine months of fiscal 2002 were $377.0 million, a decrease of $424.8 million, or 53 percent, compared to the first nine months of fiscal 2001. The decline in sales from the same periods one year ago was due primarily to lower ASPs. Factors that reduced ASPs were a shift in the market from NICs and PC Cards to the lower priced Mini-PCI and LOM form factors, an increase in the proportion of sales to original equipment manufacturers (OEMs,) and pressure from increased competition. Sales also declined due to the economic downturn that started after the first quarter of fiscal 2001. These declines were partially offset by increased sales of our Gigabit Ethernet products. Sales of BCC products in the third quarter and first nine months of fiscal 2002 represented 31 and 33 percent of total sales, respectively, compared to 35 and 34 percent in the third quarter and first nine months of fiscal 2001, respectively. We expect a continued downward trend in sales of BCC products due to the shift towards the LOM form factor. On March 4, 2002, we gave formal notice to Broadcom, effective immediately, that due to Broadcom's material breaches we were terminating an agreement with them relating to joint development and marketing of certain Gigabit Ethernet NIC and LOM products.

CommWorks Corporation.    Sales of CommWorks products (hardware platforms for wired and wireless access, software and softswitch elements that enable services to be delivered over these platforms, and professional services) in the third quarter of fiscal 2002 were $51.8 million, a decrease of $25.0 million, or 33 percent, compared to the same quarter one year ago. Sales of CommWorks products in the first nine months of fiscal 2002 were $175.3 million, a decrease of $164.2 million, or 48 percent, compared to the first nine months of fiscal 2001. The declines in sales compared to the same periods one year ago were due to significantly depressed market conditions in the telecommunications industry, resulting in significantly reduced capital expenditures by telecommunications carriers and service providers and, as a result, reduced purchases of our wired and wireless access products. Sales of CommWorks products in both the third quarter and first nine months of fiscal 2002 represented 15 percent of total sales, compared to 12 and 14 percent in the third quarter and first nine months of fiscal 2001, respectively. The amounts and timing of future capital expenditures by carriers and service providers are highly uncertain in light of the current depressed industry market conditions.

Exited Product Lines.    Sales of exited product lines (analog-only modems and high-end LAN and WAN chassis products, internet appliances, and consumer cable and DSL modem products) in the third quarter of fiscal 2002 were negligible compared to sales of $80.8 million for the same quarter one year ago. Sales of exited products for the first nine months of fiscal 2002 were $9.5 million, compared to $367.1 million for the same period one year ago. The substantial elimination of sales of exited product lines compared to the same periods one year ago was the result of our business restructuring and change in strategic focus. Sales of exited products in the third quarter and first nine months of fiscal 2002 represented nil and one percent of total sales, respectively, compared to 13 and 16 percent in the third quarter and first nine months of fiscal 2001, respectively.

Geographic.    In the third quarter and first nine months of fiscal 2002, U.S. sales decreased 47 and 58 percent, respectively, while international sales for the third quarter and first nine months of fiscal 2001 decreased 41 percent and 46 percent, respectively. U.S. sales represented 38 percent of total sales in the third quarter of fiscal 2002, compared to 41 percent in the third quarter of fiscal 2001, and represented 40 percent of total sales in the first nine months of fiscal 2002, compared to 46 percent in the first nine months of fiscal 2001. Internationally, the impact of exiting product lines and the effects of restructuring activities contributed to declines in all geographic regions, particularly in Europe. In addition, sales in the U.S. declined even further due to the deteriorating economic conditions.

Gross Margin

Gross margin as a percentage of sales was 37.5 percent in the third quarter of fiscal 2002, compared to 11.1 percent in the third quarter of fiscal 2001. Gross margin increased 17 percentage points due to non-recurring excess and obsolete charges primarily for discontinued products in the third quarter of fiscal 2001. Gross margin increased six percentage points due largely to the discontinuation of consumer products that yielded low standard margins and cost reductions in BNC products. Gross margin increased five percentage points from lower manufacturing overhead costs, particularly due to the elimination of minimum volume purchase commitment charges in fiscal 2002.

Gross margin as a percentage of sales was 28.9 percent and 29.9 percent for the first nine months of fiscal 2002 and fiscal 2001, respectively. Compared to the same period one year ago, gross margin declined one percentage point due to higher manufacturing overhead costs, with the underutilized capacity in our manufacturing plants being partially offset by the elimination of minimum volume purchase commitment charges in fiscal 2002. Gross margin declined another percentage point due to higher post-sales support expenses, resulting from the inability to reduce fixed costs as quickly as revenue declined. These declines were offset by one percentage point from lower period costs, particularly due to reduced charges for excess and obsolete inventory. Standard margins were relatively flat as the discontinuation of low-margin consumer products was offset by increased price competition and a mix shift towards lower margin OEM products.

Operating Expenses

Operating expenses in the third quarter of fiscal 2002 were $307.3 million, or 86.3 percent of sales, compared to $439.2 million, or 69.7 percent of sales, in the third quarter of fiscal 2001. Operating expenses in the third quarter of fiscal 2002 included amortization and write down of intangibles of $63.5 million, a write down of facilities of $1.4 million, and restructuring charges of $64.0 million. Operating expenses in the third quarter of fiscal 2001 included amortization and write down of intangibles of $16.5 million, purchased in-process technology of $22.6 million, net merger-related credits of $0.4 million, gains on the sale of land and facilities of $4.5 million, and restructuring charges of $23.1 million. Excluding these items, operating expenses for the third quarter of fiscal 2002 were $178.3 million, or 50.1 percent of sales, compared to $381.9 million, or 60.6 percent of sales, in the third quarter of fiscal 2001.

Operating expenses in the first nine months of fiscal 2002 were $845.8 million, or 74.2 percent of sales, compared to $1,183.4 million, or 50.3 percent of sales, in the first nine months of fiscal 2001. Operating expenses in the first nine months of fiscal 2002 included amortization and write down of intangibles of $92.9 million, a write down of facilities of $1.4 million, and restructuring charges of $153.1 million.    Operating expenses in the first nine months of fiscal 2001 included amortization and write down of intangibles of $35.3 million, purchased in-process technology of $60.2 million, net merger-related credits of $0.7 million, gains on the sale of land and facilities of $178.8 million, and restructuring charges of $42.7 million. Excluding these items, operating expenses for the first nine months of fiscal 2002 were $598.5 million, or 52.5 percent of sales, compared to $1,224.7 million, or 52.1 percent of sales, in the first nine months of fiscal 2001. Excluding non-recurring items, we have seen a decrease in operating expenses each quarter since the first quarter of fiscal 2001, and we expect this trend to continue into the fourth quarter of fiscal 2002, primarily due to headcount reductions and reduced facility expenses.

Sales and Marketing.    Sales and marketing expenses in the third quarter of fiscal 2002 decreased $119.6 million, or 60.9 percent, compared to the third quarter of fiscal 2001, and decreased to 21.5 percent of total sales for the third quarter of fiscal 2002, compared to 31.2 percent of total sales for the third quarter of fiscal 2001. Sales and marketing expenses in the first nine months of fiscal 2002 decreased $384.8 million, or 59.1 percent, compared to the first nine months of fiscal 2001. The year-over-year decreases were primarily due to significantly lower sales force expenses in the first three quarters of fiscal 2002 resulting from headcount reductions, the decrease in sales, and the exit of product lines associated with our restructuring activities. In addition, fiscal 2001 had higher than normal spending for corporate branding programs.

Research and Development.    Research and development expenses in the third quarter of fiscal 2002 decreased $68.4 million, or 48.6 percent, compared to the third quarter of fiscal 2001, and decreased to 20.3 percent of total sales in the third quarter of fiscal 2002 compared to 22.3 percent of total sales in the third quarter of fiscal 2001. Research and development expenses in the first nine months of fiscal 2002 decreased $194.5 million, or 45.7 percent, compared to the first nine months of fiscal 2001. The decrease in research and development costs compared to the same periods one year ago was due mainly to headcount reductions, as well as the discontinuation of the analog modem and high-end LAN and WAN chassis products, as announced in the fourth quarter of fiscal 2000, and the consumer product lines, as announced in fiscal 2001 and the first quarter of fiscal 2002.

General and Administrative.    General and administrative expenses in the third quarter of fiscal 2002 decreased $15.6 million, or 34.6 percent, compared to the third quarter of fiscal 2001, and increased to 8.3 percent of total sales as compared to 7.1 percent of total sales in the third quarter of fiscal 2001. General and administrative expenses in the first nine months of fiscal 2002 decreased $46.9 million, or 31.7 percent, compared to the first nine months of fiscal 2001. The decrease in general and administrative expenses compared to the same periods one year ago was due primarily to headcount reductions and related costs. In addition, provisions for bad debts were significantly lower in fiscal 2002 due to the drop in sales volume.

Amortization and Write Down of Intangibles.    Amortization and write down of intangibles in the third quarter of fiscal 2002 increased $47.0 million, compared to the third quarter of fiscal 2001. Amortization and write down of intangibles in the first nine months of fiscal 2002 increased $57.6 million, compared to the first nine months of fiscal 2001. The increase in the third quarter of fiscal 2002 as compared to the same period one year ago was due to the $50.9 million write down of goodwill and developed product technology related to the acquisition of the Gigabit Ethernet NIC business of Alteon, offset by the elimination of amortization of Kerbango, Inc. (Kerbango) in fiscal 2002, as all Kerbango acquisition-related intangibles and goodwill were written off in the fourth quarter of fiscal 2001. The increase in the first nine months of fiscal 2002 as compared to the same period one year ago was due to the $50.9 million write down of Alteon, higher intangible asset balances that arose from the acquisitions of Nomadic Technologies, Inc. (Nomadic) and Alteon, and a $3.4 million write down of developed product technology and related goodwill of LANSource Technologies, Inc. As of March 1, 2002, $119.8 million of goodwill and intangible assets remain on the balance sheet, the value of which we believe is realizable based on the estimated future cash flows of the associated products and technology. However, it is possible that the estimates and assumptions used, such as future sales and expense levels, in assessing that value may need to be reevaluated in the case of continued market deterioration, which could result in further impairment of these assets.

Restructuring Charges.    Restructuring charges in the third quarter and first nine months of fiscal 2002 were $64.0 million and $153.1 million, respectively. Expenses for the third quarter of fiscal 2002 included $21.3 million in write downs of held for sale property, $14.3 million for the loss on the sale of our Singapore manufacturing facility, severance and outplacement costs, and long-term asset write-downs. Expenses for the first nine months of fiscal 2002 included these same components, plus accelerated depreciation on our Mt. Prospect facility. These charges were the result of both cost reduction actions we took to restructure our operations that were announced on December 21, 2000, as well as consolidation of our manufacturing facilities and the discontinuation of our consumer cable and DSL modem product lines as announced during June 2001.

The write downs of held for sale property in the third quarter of fiscal 2002 related to our Mt. Prospect facility and a portion of the Santa Clara campus. Depreciation is stopped on held for sale properties, and any related rental income is recorded as an offset to operating expenses, as is all rental income. We have properties held for sale in Santa Clara, Mt. Prospect, and Salt Lake City, and the total net book value of these properties was $81.7 million as of March 1, 2002.

Restructuring charges incurred during the third quarter and first nine months of fiscal 2001 were $23.1 million and $42.7 million, respectively. Expenses in the third quarter of fiscal 2001 primarily related to severance and outplacement costs. Restructuring charges for the first nine months of fiscal 2001 included severance and outplacement costs, an $11.7 million loss on the sale of our manufacturing and distribution operations to MSL, and long term asset write downs. Restructuring charges in the first nine months of fiscal 2001 were due to both our restructuring plans announced on December 21, 2000, as well as our exit of our analog-only modem and high-end LAN and WAN chassis product lines.

Losses (Gains) on Land and Facilities, Net.    Net loss on land and facilities was $1.4 million for the third quarter and first nine months of fiscal 2002. This was due to the write down of held for sale property in Salt Lake City that was classified as such prior to the inception of our restructuring program. In the third quarter of fiscal 2001, we recorded a gain on the sale of facilities in Morton Grove. In the first nine months of fiscal 2001, we recorded a gain on sale of land and facilities of $178.8 million, consisting of the $4.5 million gain related to Morton Grove and $174.4 million for the sale of land to Palm.

Purchased In-Process Technology.    During the first nine months of fiscal 2001, we recorded charges of $60.2 million for purchased in-process technology. We recorded a $22.6 million charge related to the acquisition of Alteon in the third quarter of fiscal 2001, an $8.3 million charge related to the acquisition of Nomadic in the second quarter of fiscal 2001 and a $29.4 million charge related to the acquisition of Kerbango in the first quarter of fiscal 2001. These in-process projects were completed or terminated by the third quarter of fiscal 2001.

Merger-Related Credits, Net.    In the third quarter and first nine months of fiscal 2001, we recorded net pre-tax credits of $0.4 million and $0.7 million, respectively. The amounts related to reductions in the estimates for the remaining accruals associated with the U.S. Robotics merger.

Loss on Investments, Net

Net loss on investments in the third quarter and first nine months of fiscal 2002 was $12.3 million and $19.6 million, respectively. During the third quarter and first nine months of fiscal 2001, net loss on investments was $44.3 million and $44.5 million, respectively. Net losses for each of these periods was due to declines in the value of equity securities determined to be other-than-temporary and investments in limited partnership venture capital funds, partially offset by gains on the sales of marketable equity securities.

Litigation Settlement

During third quarter of fiscal 2001 we reached a settlement of the Reiver and Adler cases. We recorded a charge of $250.0 million for the settlement of these cases during the third quarter of fiscal 2001.

Interest and Other Income, Net

Interest and other income, net, in the third quarter of fiscal 2002 decreased $23.8 million compared to the third quarter of fiscal 2001, due primarily to lower interest income as a result of lower cash and short-term investment balances as well as lower interest rates, plus higher interest expense due to borrowings on our term loan and revolving line of credit. In the first nine months of fiscal 2002, interest and other income, net, decreased $67.1 million compared to the first nine months of fiscal 2002, due to both the decreased interest income and increased interest expense, partially offset by $12 million of interest income on a tax refund received in the second quarter of fiscal 2002.

Income Tax Provision (Benefit)

Our effective income tax rate for the third quarter of fiscal 2002 was a provision of 34 percent, which brings our effective income tax rate for the first nine months of fiscal 2002 to a provision of 19 percent. By comparison, our effective income tax rates for the third quarter and first nine months of fiscal 2001 were benefits of 35 percent and 31 percent, respectively. The tax rate in the third quarter of fiscal 2002 is the result of a write down of a deferred tax asset to reflect current market values on our real estate portfolio and providing for taxes in foreign and state jurisdictions. As the current quarter's write down of the deferred tax asset eliminated all deferred tax assets associated with unrealized gains on real estate, further declines in the real estate market will have no impact on our deferred tax assets.

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

Income from Discontinued Operations

Income from discontinued operations for the third quarter of fiscal 2002 was zero, due to our separation from Palm on July 27, 2000. Income from discontinued operations was $4.5 million, or $0.01 per share, in both the first quarter and nine months of fiscal 2001, and included the results of operations of Palm for the period from June 3, 2000 to the date of separation.

Liquidity and Capital Resources

Cash and equivalents and short-term investments at March 1, 2002 were $1.4 billion, a decrease of approximately $0.2 billion, or 16 percent, compared to the balance of $1.6 billion at June 1, 2001.

For the nine months ended March 1, 2002, net cash used in operating activities was $161.9 million. Net cash used in operating activities for the nine months ended March 1, 2002 was primarily the result of the net loss reduced by non-cash expenses. Accounts receivable as of March 1, 2002 decreased $106.5 million from June 1, 2001 to $180.3 million. Days sales outstanding in receivables decreased to 46 days at March 1, 2002, compared to 55 days at June 1, 2001, primarily due to improved collection efforts and improved sales linearity during the third quarter of fiscal 2002. Inventory levels at March 1, 2002 decreased $127.8 million from June 1, 2001 to $72.3 million. Annualized inventory turnover was 10.8 turns for the quarter ended March 1, 2002, compared to 10.7 turns for the quarter ended June 1,

2001. The decline in inventory was due to our move to outsourced manufacturing, higher reserves for excess and obsolete inventory, and improved supply chain cycle time. Investments and other assets at March 1, 2002 decreased $122.6 million from June 1, 2001 to $85.0 million, primarily due to the collection of a $93 million income tax receivable and other non-trade receivables. Net deferred taxes decreased $78.5 million, primarily due to the write down of our deferred tax assets. Accounts payable and accrued liabilities and other at March 1, 2002 decreased $373.4 million from June 1, 2001 to $482.7 million, primarily attributable to decreases in inventory purchases due to the outsourced manufacturing, payments of manufacturing commitments, reduced payroll and related accruals for the payment of severance and decreased headcount, and lower deferred revenue balances associated with reduced service maintenance contracts.

As of March 1, 2002, we had approximately $39.1 million of commitments relating to royalty and patent licenses whose technologies are incorporated into our products. These commitments extend through May 2005, and $7.4 million of these commitments are expected to be paid over the next 12 months. As of March 1, 2002, we had approximately $2.7 million in capital expenditure commitments outstanding primarily associated with information systems projects and facilities consolidations. During the nine months ended March 1, 2002, 3Com made $346.8 million in capital expenditures, primarily for the purchase of properties that were under operating lease arrangements, thereby terminating those leases. The purchase of these properties was partially financed through borrowings under new financing arrangements, consisting of a term loan and a revolving line of credit. As of March 1, 2002, $97.5 million was outstanding on the term loan and $95.0 million net borrowings had been made on the revolving line of credit. These financing arrangements are discussed further in Note 8 of the Condensed Consolidated Financial Statements.

During the nine months ended March 1, 2002, we received net cash of $33.7 million from the sale of our common stock to employees through our employee stock purchase and option plans, and used $3.7 million to repurchase 1.1 million shares of our own common stock.

As part of our 3Com Ventures initiative, we selectively make strategic investments in privately-held companies and in limited partnership venture capital funds that in turn invest in privately-held companies. Frequently, we will also have a strategic commercial or technology relationship, such as a component supply agreement or technology license arrangement, with these privately-held companies. We believe these investments complement our business strategies and research and development efforts. Under 3Com Ventures, we are committed to make additional capital contributions to certain limited partnership venture capital funds totaling $45.6 million, of which we expect $17.3 million to be called over the next twelve months. Over the past nine months we have made investments of $10.5 million, including $6.5 million through 3Com Ventures.

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

Effects of Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS 141, "Business Combinations" which addresses the financial accounting and reporting for business combinations and supersedes APB Opinion 16, "Business Combinations," and SFAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS 141 requires that all business combinations be accounted for by the purchase method, modifies the criteria for recognizing intangible assets, and expands disclosure requirements. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. We are in the process of determining the impact that the adoption of SFAS 141 will have on our consolidated financial statements.

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

Business Environment and Industry Trends

Our future business and results of operations are subject to industry trends and specific risks in our business. Some of the factors that could cause future results to materially differ from past results or those described in forward-looking statements include those discussed below:

Our business has been adversely impacted by the economic slowdown and related uncertainties affecting markets in which we operate

Adverse economic conditions worldwide, particularly in the U.S. and Europe, have contributed to a technology industry slowdown and impacted our business resulting in:

•
reduced demand for most of our products;

•
increased price competition for our products;

•
increased risk of excess and obsolete inventories;

•
excess facilities and manufacturing capacity; and

•
higher overhead costs, as a percentage of revenues.

Recent political and social turmoil, such as terrorist and military actions, may continue to put pressure on economic conditions in the U.S. and worldwide. These political, social and economic conditions and uncertainties make it extremely difficult for 3Com, our customers and our vendors to accurately forecast and plan future business activities. This reduced predictability challenges our ability to operate profitably or to increase revenues. In particular, it is difficult to develop and implement strategies, sustainable business models and efficient operations, and effectively manage outsourced relationships for certain contract manufacturing and information technology services. If the current economic or market conditions continue or further deteriorate, there could be additional material adverse impact on our financial position, results of operations and cash flow.

We have recently restructured to operate as three independent businesses

Earlier this fiscal year, we completed a restructuring of our commercial networking operations. Currently, 3Com consists of three independent businesses—3Com Business Connectivity Company, 3Com Business Networks Company and CommWorks Corporation—with each business using certain centrally-provided, shared corporate services. Each business has a dedicated management team focusing on developing and executing its own business strategies, assessing and meeting the needs of its customers and implementing sustainable efficient operations.

We previously operated as a single integrated company and, therefore, may lack experience or operational history in managing independent businesses. There could be additional changes in the management teams, thereby causing disruption in both the specific business and our combined operations. Failure to properly manage any or all three independent business operations or failure of any or all the three businesses to sustain efficient operations or to successfully implement their business strategies and plans will likely cause further deterioration in revenues, significantly compromise our on-going business prospects and materially impair our overall financial performance.

Cost and expense reductions are critical to achieving positive cash flow from operations and profitability

We are continuing efforts to reduce our expense structure. In fiscal 2002, we have reduced fixed costs through work force reductions, significantly increasing outsourcing of our manufacturing and exiting from the broadband cable and DSL consumer modem businesses. We also intend to dispose of excess facilities and to simplify our international legal entity structure by consolidating international subsidiaries and branch offices in different countries. We believe strict cost containment and expense reductions are essential to achieving positive cash flow from operations in future quarters and returning to profitability, especially since the outlook for future quarters is subject to numerous challenges. Additional measures to reduce expenses may be undertaken if revenues and market conditions do not improve. A number of factors could preclude us from successfully bringing costs and expenses in line with our revenues, such as our inability to accurately forecast business activities and further deterioration of our revenues. If we are not able to effectively reduce our costs and achieve an expense structure commensurate with our business activities and revenues, we may have inadequate levels of cash for operations or for capital requirements, which could significantly harm our ability to operate the business.

We face increased competition and our financial performance and future growth depend upon sustaining market positions in our existing markets and successfully targeting new markets

We face competitive challenges that are likely to arise from a number of factors, including:

•
industry volatility resulting from rapid development and maturation of technologies;

•
industry consolidation resulting in competitors with greater financial, marketing and technical resources;

•
consolidation in the reseller channel resulting in greater competition for fewer number of distribution partners;

•
increasing price competition in the face of weakening economic conditions, excess inventories and excess capacity in the telecommunications service provider market; and

•
continuing silicon integration of networking products.

We compete in three specific markets that serve enterprise and service provider customers. Our principal competitors in the enterprise networking market include: Avaya, Cisco Systems, Enterasys Networks, Extreme Networks, Hewlett-Packard, Lucent Technologies, and Nortel Networks. In the connectivity market, our principal competitor is Intel; other competitors include Accton, Broadcom, D-Link, Linksys and NetGear. Principal competitors in the telecommunications service provider market include: Cisco Systems, Ericsson, Lucent Technologies, Nortel Networks, Siemens and Sonus. Our competitors range from large, diversified telecommunications equipment and networking companies to smaller companies with a more specialized focus. As siliconization continues and networking functions become more embedded on the motherboard, we are increasingly facing competition from parties who are also our current suppliers of products. Our failure to compete successfully against current or future competitors could harm our business, operating results or financial condition. Likewise, integration of networking, communications, and computer processing functionality on a reduced number of semiconductor components may adversely affect our future sales growth and operating results.

We are investing a significant proportion of our resources in various emerging product lines. These emerging product lines include Gigabit Ethernet technology, Internet Protocol (IP) telephony, CDMA wireless networking products and services, softswitch technologies, wireless LANs, Layer 3+ switching, network security technology (such as our imbedded firewall products) and Network Jack switches. We expect these product lines to account for a higher percentage of our future sales over time, although the markets for these products and solutions are still emerging and may not develop to our expectations. Industry standards for some of these technologies are yet to be widely adopted and the market potential remains unproven. If these markets do not grow as we expect, or if we have not adopted the optimal sales and go-to-market strategy for these new technologies and products, or if these technologies and products are not widely accepted, or if product adoption is materially delayed, our financial results would be adversely affected and we might need to change our business strategy.

Also, in the markets in which we compete, products have short life cycles and rapid technology transitions. Therefore, our success depends on our ability to identify new market and product opportunities, to develop and introduce new products in a timely manner, to gain market acceptance of new products, particularly in our targeted emerging markets, and to rapidly and efficiently transition our customers from older to newer connectivity technologies. Additionally, as we increase our reliance on relationships with strategic partners, such as original design manufacturers (ODMs), we may encounter greater difficulties in quickly and effectively introducing new products with the quality, functionality, costs and features that are optimal for the market. This increased reliance may also limit our ability to independently identify current product and technology trends and respond to such trends. Any delay in new product introductions, lower than anticipated demand for our new products, failure to meet market needs for features or functionality or higher manufacturing costs could have an adverse affect on our operating results or financial condition, particularly in those product markets we have identified as emerging high-growth opportunities.

Future cash requirements or restrictions on cash could adversely impact our financial position; and an event of default under the Credit Facility may impair our ability to conduct business operations

We incurred net losses in fiscal 2001 and through the first three quarters of fiscal 2002. Our overall cash balance declined and we expect to continue incurring negative overall cash flow in the next few quarters. If cash flows do not improve, our liquidity and ability to operate our business could be severely adversely impacted. Additionally, our ability to raise financial capital may be hindered due to our operational losses and weak cash flow position, reducing our operating flexibility.

The following items could require unexpected future cash payments, limit our ability to generate cash or restrict our use of cash:

•
triggering of certain payment obligations, default of covenants or acceleration of payment obligations under our new revolving and term loan facilities;

•
inability to dispose of real estate holdings in a timely manner or at our anticipated price;

•
taxes due upon the transfer of cash held in foreign locations or pledged as collateral for financial instruments; and

•
taxes assessed by local authorities where we conduct business.

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

While we plan to adhere to the financial covenants of the Credit Facility and avoid an event of default, in the event that it appears we are unable to avoid an event of default, it may be necessary or advisable to retire and terminate the Credit Facility and pay all remaining balances borrowed. Such payment of the Credit Facility would further limit our available cash and cash equivalents. Furthermore, we may not be able to retire the Credit Facility if we do not have adequate resources available when necessary to avoid an event of default or if, as a result of a rapid decline in revenues and cash and cash equivalents, we do not have adequate time to retire the Credit Facility. The consequences of an event of default under the Credit Facility may prevent us from conducting normal business operations.

As we continue our efforts to consolidate our real estate portfolio and liquidate certain real estate holdings that we occupy or lease to third parties, we may enter into other financial arrangements, such as sale-leaseback or mortgage arrangements that may subject us to additional financial covenants and restrictions, thereby further reducing our operating flexibility. Notwithstanding the foregoing, because of the economic conditions in the U.S. and the fact that much of our real estate holdings are in areas such as Silicon Valley and Boston's Route 128 that have been particularly hard hit by the technology industry slowdown, our ability to consolidate and liquidate our holdings or to use our real estate to support other financial arrangements to gain additional liquidity is impaired. Additionally, to the extent that we continue to own excess facilities and are not able to lease the facilities, we will be adversely affected through continuing to bear the operating costs associated with these properties and the inability to generate rental income.

We maintain certain cash deposits in foreign locations, portions of which may be subject to significant tax or tax withholding upon transfer or withdrawal. Furthermore, we regularly engage in discussions with tax authorities in various jurisdictions where we operate about our tax positions. While we believe our tax positions in these various jurisdictions are proper and fully defensible, these tax authorities may nevertheless assess taxes and render judgments against us if we are unable to convince them of our position. In such an event, we could be required to make unexpected cash payments in satisfaction of such assessments or judgments or incur additional expenses to defend our position.

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

•
reduce, delay, or cancel their orders or defer implementation of new emerging technologies and products; or

•
experience competitive, operational, or financial difficulties, impairing our ability to collect payments from them.

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

Changes in sales channel mix to PC OEMs and product mix to lower margin network access products may negatively impact our revenues and margins

We sell our network access products to PC OEMs, PC ODMs who sell to PC OEMs, and to distributors who, in turn, sell to commercial enterprises. Sales to distributors typically generate higher ASPs and gross margins than sales to PC OEMs. The trend over the past several years has shifted sales for our BCC products from two-tier distribution to PC OEMs and ODMs so that our revenue from distribution sales has decreased as a percentage of our total revenues. This mix shift towards PC OEMs and ODMs has lowered the ASPs for our products. If this trend continues and we cannot lower our costs of the products or transition customers to products with higher ASPs, then our margins will be reduced and our financial results will be adversely impacted.

We derive a significant portion of our network access sales from PC OEMs such as Dell Computer, Gateway, Hewlett Packard, and IBM, all of whom are manufacturers that incorporate our NICs, PC cards, Mini-PCI, and ASIC products. These companies have also begun utilizing chip sets that contain integrated Ethernet LAN connectivity solutions into their products. As Ethernet connectivity technology continues to mature, we have seen the incorporation of NIC, PC Card, and Mini-PCI product features into lower-priced form factors such as LOM and integrated into the chip sets on the motherboard. Certain competitors that have a significant share of the PC chip set market may be bundling such PC chip sets with integrated LAN connectivity solutions at little or no price premium to PC chip sets without LAN connectivity. This bundling of PC chip sets and LAN connectivity will have an adverse impact on competition in the LAN connectivity market, including a significant negative impact on our ability to sell LAN connectivity solutions to our existing PC OEM or ODM customers. We expect that PC OEMs and ODMs will increasingly purchase the lower-priced form factors of connectivity products unless we successfully add innovative features that justify premium prices. If this trend continues, and we cannot lower our costs of the products or transition customers to products with higher ASPs, then our margins will be reduced and our financial results will be adversely impacted.

Continued slowdown of capital expenditures in the telecom industry may negatively impact CommWorks revenues

CommWorks customers in the telecom market include incumbent local exchange carriers (ILECs); interexchange carriers (IXCs); post, telephone and telegraph administrations (PTTs); Internet service providers (ISPs) and other alternative service providers. The recent economic and market slowdown, capital expenditure restrictions and excess capacity in the telecom industry has adversely impacted us, as most of our service provider customers have sharply reduced their spending levels. Also, certain segments of the European telecom industry have been adversely impacted by large expenditures for wireless licenses. A continued slowdown in the telecom industry and in capital expenditures could have a material adverse effect on our sales and financial results.

Additionally, the recent economic and market slowdown has led to a number of smaller competitive local exchange carriers (CLECs) and ISPs going out of business or consolidating. This may adversely impact our financial performance due to increased competition and further concentration of the CommWorks customer base.

Sales of our CommWorks products are subject to substantial fluctuations from period to period. Such fluctuations are the result of several factors characteristic of the CommWorks business, including the relatively small number of key customers, the relatively high dollar amount of each sale transaction, the relatively high percentage that each sale transaction represents in relation to CommWorks' total sales revenue, and the uncertainty related to the timing of individual sales transactions. In addition to contributing to fluctuations in CommWorks' reported sales revenue from period to period, these factors have made it difficult to forecast CommWorks' future sales revenue. Also, CommWorks sales arrangements frequently contain product acceptance requirements that can impact the timing of the recognition of the sale. For these reasons, revenues in any particular quarter from our CommWorks products may be more prone to and adversely affected by operational decisions of individual customers.

Our increased reliance on contract manufacturing and our excess manufacturing capacity may adversely impact our financial results and operations.

We have changed our manufacturing strategy so that more of our products will be sourced from contract manufacturers. We have sold or are in the process of selling manufacturing operations and facilities associated with those products sourced from contract manufacturers. Therefore, our ability to resume internal manufacturing operations for those products is severely limited. The cost, quality, performance and availability of contract manufacturing operations are and will be essential to the successful production and sale of many of our products. The inability of any contract manufacturer to meet our cost, quality, performance and availability standards could adversely impact our financial condition or results of operations. We may not be able to provide contract manufacturers with product volumes that are high enough to achieve sufficient cost savings. If shipments fall below forecasted levels, we may incur increased costs or be required to take ownership of the inventory. Also, our ability to control the quality of products produced by contract manufacturers may be limited and quality issues may not be resolved in a timely manner, which could adversely impact our financial condition or results of operations. The smooth transition from internal manufacturing to contract manufacturing by a third party is critical to our success. Failure to implement and manage a successful transition may cause severe disruptions in our supply chain that will affect cost, quality and availability of products.

We are implementing a direct ship program in a phased manner with our manufacturing partners. Through this program, we will be relying on such partners for fulfillment of customer demand. This program may not yield the efficiencies that we expect, which will negatively impact our financial performance, and any disruptions to on-time delivery to customers would adversely impact our business and revenues.

Furthermore, because we have outsourced significant manufacturing operations to contract manufacturers and have exited a number of businesses, we now have excess manufacturing capacity in existing facilities. We are currently restructuring our operations and implementing cost reduction activities to eliminate this excess capacity, including the consolidation of our real estate portfolio and facilities associated with our former manufacturing operations in Mt. Prospect, Illinois, Marlborough, Massachusetts and Santa Clara, California. We have sold our Singapore manufacturing facility and have leased back space for our Asia Pacific region distribution center and office location for sales management, information technology, training and customer service and support operations. Our ability to reduce our excess manufacturing capacity and to consolidate facilities may be made more difficult by further weakening of the networking industry and worsening of general economic conditions in the United States and globally. If we are unable to reduce our excess manufacturing capacity and facilities, this may negatively impact our operations, cost structure and financial performance.

Demand forecasting, increased contract manufacturing, delivery and logistics disruptions and historical component shortages continue to pose major supply chain risks

Current business conditions and operational challenges in managing our supply chain affect our business in a number of ways:

•
certain key components, in the recent past, have had limited availability;

•
there are a smaller number of suppliers and we have narrowed our supplier base, including in some cases the sole sourcing of certain components from a single supplier;

•
as siliconization of networking features continues, we are increasingly facing competition from parties who have traditionally been and are currently our suppliers;

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

•
our significantly increased reliance on and long-term arrangements with third-party manufacturing places much of the supply chain process out of our direct control and heightens the need for accurate forecasting and reduces our ability to transition quickly to alternative supply chain strategies; and

•
our present supply capacities exceed our current needs.

Some key components of our products and some services that we rely on are currently available only from single or limited sources. In addition, some of our suppliers are also our competitors. We cannot be certain that in the future our suppliers, particularly those who are also in active competition with us, will be able or willing to meet our demand for components in a timely and cost-effective manner.

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

Operation of the supply chain requires accurate forecasting of demand, which has become more challenging due to weak industry conditions, emerging technologies, logistics disruptions and developing markets. If overall demand for our products, product mix and growth of these markets is significantly different from our forecasting and planning, we may face inadequate, or excess, component supply. This would result in a buildup of inventory that could not easily be sold, or orders for products that could not be manufactured timely. This would adversely affect our revenues, financial results and market share. If our demand forecasts are too high or our forecasts of product mix are inaccurate, we may experience excess and obsolete inventories and excess manufacturing capacity, which could adversely impact our financial results.

Our current and future decisions to exit certain product lines may have unforeseen negative impacts to our business

In fiscal 2001 and early fiscal 2002, we exited certain business and product lines, including the cable modem business. In certain cases, we continue to be responsible pursuant to the original warranty obligations for these products, and we are in the process of completing the DOCSIS certification for our cable modem products to meet these obligations. Our exiting of these business and product lines may have adversely impacted our relationships with channel partners and end customers since many of these channel partners and customers perceived our remaining products as not being part of a larger integrated or complementary solution or questioned our commitment to their markets and therefore shifted to products from alternative vendors. We may consider exiting other businesses that do not meet our goal of delivering appropriate financial returns in a reasonable amount of time. Our decision to exit future businesses could result in deterioration of our channel partner and customer relationships, increased employee costs (such as severance, outplacement and other benefits), contract termination costs and asset impairments. We may also experience delays in the execution of our plan to exit a business that may create disruptions in our transactions with suppliers and customers.

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

•
requirements created by the convergence of technology such as IP telephony;

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

Accordingly, our stock price has historically experienced substantial price volatility and we expect that this will continue, particularly due to fluctuations in quarterly operating results, variations between our actual or anticipated financial results and the published analysts' expectations and as a result of announcements by our competitors. Our operating losses have caused a significant depletion in our cash balances. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies. These factors, as well as general economic and political conditions or general concerns among investors regarding the credibility of corporate financial statements and the accounting profession, may have a material adverse affect on the market price of our stock in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

3Com holds a portfolio of marketable equity securities that have a short trading history and are highly subject to market price volatility. Equity security price fluctuations of plus or minus 15 percent would have a $1.6 million impact on the value of these securities as of the end of the third quarter of fiscal 2002. Equity security price fluctuations of plus or minus 50 percent would have a $5.5 million impact on the value of these securities as of the end of the third quarter of fiscal 2002.

For interest rate sensitivity and foreign currency exchange risk, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended June 1, 2001.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The material set forth in footnote 11 of Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 2. Changes in Securities and Use of Proceeds

  (a)
  None.

  (b)
  None.

  (c)
  None.

  (d)
  None.

Item 3. Defaults Upon Senior Securities

  None.

Item 4. Submission of Matters to a Vote of Security Holders

  None.

Item 5. Other Information

  None.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit Number	Description
2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999, as amended (8)
2.2	General Assignment and Assumption Agreement between the Registrant and Palm, Inc., as amended (8)
2.3	Master Technology Ownership and License Agreement between the Registrant and Palm, Inc. (8)
2.4	Master Patent Ownership and License Agreement between the Registrant and Palm, Inc. (8)
2.5	Master Trademark Ownership and License Agreement between the Registrant and Palm, Inc. (8)
2.6	Employee Matters Agreement between the Registrant and Palm, Inc. (8)
2.7	Tax Sharing Agreement between the Registrant and Palm, Inc. (8)
2.8	Master Transitional Services Agreement between the Registrant and Palm, Inc. (8)
2.9	Real Estate Matters Agreement between the Registrant and Palm, Inc. (8)
2.10	Master Confidential Disclosure Agreement between the Registrant and Palm, Inc. (8)
2.11	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc. (8)
3.1	Certificate of Incorporation (5)
3.2	Certificate of Correction filed to Correct a Certain Error in the Certificate of Incorporation (5)
3.3	Certificate of Merger (5)

3.4	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger (9)
3.5	Registrant's Bylaws, as Amended (8)
3.6	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock (16)
4.1	Amended and Restated Rights Agreement dated December 31, 1994 (3)
4.2	Third Amended and Restated Preferred Share Rights Agreement, dated as of March 8, 2001 (13)
10.1	3Com Corporation 1983 Stock Option Plan, as amended (17)*
10.2	Amended and Restated Incentive Stock Option Plan (2)*
10.3	License Agreement dated March 19, 1981 (1)
10.4	3Com Corporation Amended and Restated 1984 Employee Stock Purchase Plan, as amended (12)*
10.5	3Com Corporation Director Stock Option Plan, as amended (16)*
10.6	3Com Corporation Restricted Stock Plan, as amended (16)*
10.7	3Com Corporation 1994 Stock Option Plan, as amended (14)*
10.8
Amended and Restated Agreement and Plan of Merger by and among the Registrant, TR Acquisitions Corporation, 3Com (Delaware) Corporation, and U.S. Robotics Corporation, dated as of February 26, 1997 and amended as of March 14, 1997 (4)
10.9	Form of Management Retention Agreement, effective as of June 2, 1999, with attached list of parties (9)*
10.10	Form of Management Retention Agreement, with attached list of parties and effective dates (9)*
10.11	Agreement for Purchase and Sale of Land at Highway 237 and North First Street, San Jose, California entered into as of May 22, 2000 by and between the Registrant and Palm, Inc. (10)
10.12	Employment Agreement with Bruce Claflin, effective as of January 1, 2001 (11)*
10.13	Summary of Severance Plan for Section 16b Officers (15)*
10.14
Credit Agreement dated as of November 28, 2001 between the Registrant, Bank of America, N.A., as Administrative Agent, Bank of America Securities, LLC, as Lead Arranger and Sole Book Manager, Foothill Capital Corporation, as Syndication Agent, and the Financial Institutions Named Herein, as Lenders (17)
10.15
Credit Agreement dated as of November 28, 2001 between 3Com Technologies and 3Com Europe Limited, Bank of America, N.A., as Administrative Agent, Bank of America Securities, LLC, as Lead Arranger and Sole Book Manager, Foothill Capital Corporation, as Syndication Agent, and the Financial Institutions Named Herein, as Lenders (17)
10.16	Security Agreement dated as of November 28, 2001, between the Registrant and Bank of America, N.A., in its capacity as Agent for Lenders (17)
10.17	Continuing Guaranty dated as of November 28, 2001, made by the Registrant in favor of the Lenders and Bank of America, N.A., as Agent for the Lenders (17)
10.18	Intercompany Subordination Agreement dated as of November 28, 2001, made among the Registrant and Bank of America, N.A., as Agent for itself and the Lenders (17)

10.19
Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement dated November 28, 2001, between the Registrant, as Mortgagor, and Bank of America, N.A., as Agent, as Mortgagee, for the Mt. Prospect, IL, site (17)
10.20
Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing dated November 28, 2001, between the Registrant, as Trustor, and First American Title Guaranty Company, as Trustee, and Bank of America, N.A., as Agent, for the Santa Clara, CA, Betsy Ross site (17)
10.21
Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing dated November 28, 2001, between the Registrant, as Trustor, and First American Title Guaranty Company, as Trustee, and Bank of America, N.A., as Agent, for the Santa Clara, CA, West Campus (17)
10.22
Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing dated November 28, 2001, between the Registrant, as Trustor, and First American Title Guaranty Company, as Trustee, and Bank of America, N.A., as Agent, for the Santa Clara, CA, East Campus (17)
10.23
Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement dated November 28, 2001, between the Registrant, as Mortgagor, and Bank of America, N.A., as Agent, as Mortgagee, for the Rolling Meadows, IL site (17)

*
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

(13)
Incorporated by reference to Registrant's Registration Statement on Form 8-A 12G/A filed on June 15, 2001 (File No. 333-34726)

(14)
Incorporated by reference to the corresponding exhibit to Registrant's Registration Statement on Form S-8 filed on July 12, 2001 (File No. 333-64988)

(15)
Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant's Form 10-K filed on August 9, 2001 (File No. 000-12867)

(16)
Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant's Form 10-Q filed on October 11, 2001 (File No. 000-12867)

(17)
Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant's Form 10-Q filed on January 11, 2002 (File No. 000-12867)

(b)
Reports on Form 8-K

  None.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3Com Corporation (Registrant)
Dated:	April 10, 2002	By:	/s/ MICHAEL E. RESCOE Michael E. Rescoe Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

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