Form 10-K
period 2002-05-31
3COM CORP
filed 2002-08-02
CIK 738076

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2002

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value; Preferred Stock Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the Registrant's Common Stock held by non-affiliates, based upon the closing price of the Common Stock on July 26, 2002, as reported by the Nasdaq National Market, was approximately $1,319,641,734. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on Schedule 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 26, 2002, 358,545,977 shares of the Registrant's Common Stock were outstanding.

The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 24, 2002 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

3Com Corporation
Form 10-K
For the Fiscal Year Ended May 31, 2002
Table of Contents

3Com, CommWorks, Megahertz, NBX, OfficeConnect, SuperStack, and Total Control are registered trademarks of 3Com Corporation or its subsidiaries. Kerbango and XRN are trademarks of 3Com Corporation or its subsidiaries. Graffiti is a registered trademark and Palm is a trademark of Palm, Inc. U.S. Robotics is a registered trademark and Courier is a trademark of U.S. Robotics Corporation. The Bluetooth trademark is owned by Bluetooth SIG, Inc. and used by 3Com Corporation under license. Other product and brand names may be trademarks or registered trademarks of their respective owners.

i

This report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenues or other financial items; any statements of plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief, expectation or anticipation; and any statement of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include particularly statements regarding the following:

  •
  our beliefs regarding future trends in the industries in which we compete;

  •
  our beliefs regarding our strengths as compared to our competitors;

  •
  our plans to sell excess real estate in several locations in the United States in the next 12 to 18 months;

  •
  our expectation that we will not pay cash dividends on our common stock for the foreseeable future;

  •
  our beliefs regarding the realizability of intangible assets;

  •
  our expectation that we will incur additional charges in fiscal 2003 related to our continued cost reduction efforts, including the integration of BCC into BNC;

  •
  our expectation of a continued downward trend in sales of BCC products due to the shift towards the LOM form factor;

  •
  our expectation that there will not be any significant improvement in overall telecommunications industry market conditions in the near future;

  •
  our expectation that research and development expenses will decrease in absolute dollars in future periods as we consolidate our projects into a fewer number of lower-cost locations, and that such consolidation will be complete by the end of fiscal 2003;

  •
  our expectation that general and administrative expenses will decrease in absolute dollars in future periods;

  •
  our belief that it is more likely than not that our deferred tax asset will be realized by our foreign subsidiaries;

  •
  our plans to consolidate two of our businesses into a single business to gain further benefits from leveraging common resources;

  •
  our belief that strict cost containment and expense reductions are essential to achieving positive cash flow from operations in future quarters and returning to profitability;

  •
  that we may undertake additional measures to contain costs and reduce expenses if revenues and market conditions do not improve;

  •
  our expectation that certain product lines will account for a higher percentage of our future sales over time;

  •
  our plan to adhere to the financial covenants of the Credit Facility and avoid an event of default;

  •
  our belief that our tax positions in various jurisdictions are proper and fully defensible;

  •
  our expectation that the number of acquisitions of businesses or product lines will decrease in comparison to historical levels;

  •
  our plans to continue to pursue strategic relationships to complement internal development of new technologies and enhancement of existing products and to exploit market potentials;

  •
  our expectation that international markets will continue to account for a significant percentage of our sales;

  •
  our expectation that our stock price may continue to experience volatility in the future;

  •
  our belief that investments under 3Com Ventures complement our business strategies and research and development efforts;

  •
  our expectations regarding future capital contributions to venture funds and future payments under royalty agreements over the next 12 months;

  •
  our belief that our existing cash and equivalents, short-term investments, revolving line of credit, and cash generated from operations will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months;

  •
  our expectation that the adoption of SFAS 141 and SFAS 144 will not have a material effect on our results of operations or statements of financial position;

  •
  our intention to hold our fixed income investments until maturity;

  •
  our expectation to substantially complete our restructuring activities that were initiated in fiscal 2002 related to the reduction in force and cost reduction measures during fiscal 2003, and our expectation to incur further expenses during fiscal year 2003 as the restructuring activities continue and definitive plans are established;

  •
  our belief that domestic and foreign income tax examinations will not have a material adverse effect on our consolidated financial condition or results of operations;

  •
  and our belief that we have defenses in each of the litigation cases in which we are named as a defendant and our intention to vigorously contest each of those matters.

These statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the "Business Environment and Industry Trends" section of this Form 10-K. 3Com undertakes no obligation and does not intend to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

PRESENTATION OF DISCONTINUED OPERATIONS—PALM, INC.

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

PART I

ITEM 1. Business

GENERAL

3Com Corporation (3Com) was founded on June 4, 1979. A pioneer in the computer networking industry, we believe we are the only networking company that offers a unique blend of practical and innovative technology that provides our channel partners and customers with high-value, practical-to-use solutions. Our competitive strengths include our strong balance sheet, industry-leading intellectual property portfolio, distributor and customer relationships, and brand identity. We believe that the leading tier one networking company of the future will be the one that offers innovative, feature-rich products and solutions that excel at low cost of acquisition and ownership. Further, if that company also maintains the lowest cost structure and best asset velocity, it can generate superior financial returns. We intend to be that company.

On June 6, 2002, we announced that after substantially improving the competitiveness of Business Connectivity Company (BCC) and Business Networks Company (BNC), 3Com would merge BCC into BNC to drive further efficiencies in each business while leveraging growth opportunities. Since July 1, 2002, we have structured our operations around two businesses. BNC focuses on the enterprise market and now consists of three divisions: Local Area Network (LAN) Infrastructure Division, Personal Systems Division, and Connectivity Division. The Connectivity Division of BNC focuses on basic client connectivity products and solutions. The Network Jack product is now managed under the Personal Systems Division of BNC, and other offerings formerly managed under Business Connectivity Company in fiscal 2002 are now managed under the LAN Infrastructure Division of BNC. CommWorks Corporation continues to focus on the telecommunications service provider market.

In fiscal 2003, we will operate our company and report our financial results in three ongoing segments:

1)
Enterprise Networking Segment, consisting of the LAN Infrastructure Division and Personal Systems Division of Business Networks Company,

2)
Connectivity Segment, consisting of the Connectivity Division of Business Networks Company, and

3)
CommWorks Segment.

Each of these segments has a unique capital investment and business model tuned for the dynamics of its target market. Additionally, our exited products will continue to be presented as a separate segment.

In fiscal 2002, we operated three ongoing segments: Business Networks Company, Business Connectivity Company, and CommWorks Corporation. The discussion of industry segments below is presented as we operated our company and reported our financial results in fiscal 2002.

INDUSTRY SEGMENTS

Business Networks Company

Building on 3Com's historical success in the networking infrastructure market, 3Com's Business Networks Company is a leader in delivering innovative networking products and solutions that are feature-rich so they can support the increasingly complex and demanding application environments in today's businesses, while remaining easy to install, use, and operate, and affordable to own.

BNC provides a broad range of innovative networking solutions, which enable customers to manage business-critical information, enhance the productivity of employees, and improve the effectiveness of business relationships at an affordable price. By enriching the user experience through high performance and innovative technology, BNC provides practical solutions to meet the demanding real-world needs of customers, while at the same time allowing them to run their businesses rather than spend time focusing on getting the technology to work.

Industry Background:

During the 1980s and 1990s, 3Com became a worldwide leader building enterprise networks and the equipment that connects computers to networks. In 1981, International Business Machines Corp. (IBM) introduced the personal computer (PC) and in 1983, 3Com introduced the first network interface card (NIC) that connected the IBM PC into Ethernet networks. At first, computers were connected together in LANs, so people in workgroups could more easily share information, such as spreadsheets, and resources, such as printers and servers. Then, network applications—email, for example—were developed, and these applications ignited the demand to connect workgroups together into enterprise-wide networks. Outside of the enterprise, individuals connected over wide area networks (WANs) and started forming on-line communities through services such as CompuServe and America Online. The second half of the 1990s saw the build-out of the Internet, and by the end of that decade the number of people and businesses connected to networks had all scaled far beyond what anyone ever imagined.

Based on current economic trends, most organizations are under pressure to scale back investment in capital projects, and even more so with regard to operating expenses. They are also being forced to look at all possible ways to increase shareholder value and show return on invested capital. From a technology perspective, this is causing investments in networking and desktop equipment to be questioned more than ever before. Information technology (IT) managers must be able to justify any new investment in infrastructure.

From a customer perspective, most organizations are attempting to get closer to their customers by implementing customer relationship management (CRM) applications. With the growth of supply chain management, businesses must be able to support a diverse user community that includes suppliers, partners and customers. Information and knowledge management is yet another key part of understanding the customer, as databases are consolidated and information exchanged. All of this is part of the larger drive to increase staff efficiency and productivity. To realize the full benefits of this, an organization must integrate their CRM system together with their manufacturing system more effectively.

Finally, network managers are increasingly concerned about the integrity of corporate data and how this data, their users, and devices are secured. This problem is magnified when users are on the move and outside the controlled corporate environment. More people are accepting the Internet as a business tool, which has led to an explosion in e-business and the general growth of Internet-based transactions in the commercial workplace.

Markets and Customers:

BNC develops networking solutions for enterprise and small business customers worldwide. These solutions are sold through the company's worldwide channel of over 55,000 value-added resellers, system integrators and telecommunications service providers.

BNC acknowledges that networking needs vary by size of business, from industry to industry, and across the globe. BNC therefore develops a full product line of networking solutions to fit the demanding business needs of customers from the very small to the very large. BNC does this by delivering rich functionality, high performance, reliability, and security in a way that is easy to install, configure, manage, and use, and is well-suited for the target customer environment. Importantly, BNC delivers these solutions in a way that is affordable to own and operate.

BNC has one of the largest installed bases of mid-sized and large enterprise customers in the industry and has sold tens of millions of switching ports not only to commercial customers but also to many in healthcare, government and education. BNC delivers the performance, features and flexibility demanded by these customers to meet their changing enterprise needs.

BNC also has a strong position in the small business marketplace, which stems from its understanding of the needs of small businesses and its ability to provide them with networks that are reliable as well as easy to buy, install and manage. With BNC's solutions, small businesses can spend less time dealing with technology and more time focusing on their growing business.

Future Trends:

Enterprise networking has evolved rapidly over the last 10 years. The departmental workgroup networks spawned by the adoption of Ethernet and the explosion of PC use have developed into enterprise-wide client/server networks, and those networks have been extended via the Internet. Originally a research tool, the Internet has grown quickly to become a major influence on the design and deployment of networks.

Unfortunately, however, the Internet has brought mixed blessings. Challenges, such as weak security, poor performance, and complexity in the data center, often undermine the positive attributes of reach, economies of scale, and speed of deployment. As network usage continues to grow within the enterprise and expands to include third parties such as business partners and customers, networks have to evolve to improve the end user's experience of the network and the return on investment to the enterprise, while freeing up the IT manager to focus on delivering business benefits.

Today's network must provide a firm foundation to satisfy a business' strategic goals: acquiring and retaining customers, conducting commerce, providing a competitive advantage, and delivering profits. To fulfill this purpose, the network of the 21st century must deliver greater network performance, availability, and scalability in a cost-conscious environment. The network must become focused on supporting the needs of individual users, not solely on the delivery of raw data or generic applications. Intelligence must be pushed to the edge of the network to securely provide immediate access to relevant data to any user at any location.

BNC has a unique approach for delivering network capabilities to enterprise customers. The approach is to put specific features at the point in the network where they can be most effective and where it makes most sense for them to be. Unlike many competitors which choose to design an increasingly complex array of features into large, expensive switching engines at the core of the LAN where they are farthest from the end user, BNC moves the functionality closer to end users and to the applications. This approach offers more flexibility in network design by allowing IT managers to easily select and deploy the capabilities they want when and where they need them, resulting in a more cost effective, "pay-as-you-grow" implementation. By distributing these capabilities to the most effective places, the demand placed on individual network components is reduced, and the potential performance and reliability of the network is increased.

Previously used only by larger organizations, such as banks, hospitals, and stock exchanges, high-availability networking is now an affordable solution for enterprises that require their business systems—from interoffice communications, to customer service, to procurement, to time tracking and billing, sometimes even the storefront itself—to always be available.

Our recently announced XRN™ (eXpandable Resilient Network) technology for core switching demonstrates how BNC is changing the way that networks are built to deliver better performance, availability, and scalability. With XRN technology, companies no longer have to make huge up-front investments or significantly increase their IT staff to ensure that their core network backbone is continuously available to users who need them. XRN technology complements our existing modular core switch offering, allowing network managers to build affordable network cores with exceptional performance and flexibility. With XRN technology, multiple interconnected Gigabit switches behave as a distributed switching fabric that grows with the network, without the physical limitations, or disaster recovery risks, of a centralized core device.

Beyond the LAN core, BNC is developing networking solutions to address real needs faced within the enterprise:

Security—Companies need to tighten security measures in order to protect users, intellectual capital, and assets through enhanced authentication, encryption and control.

Content—To improve performance and speed for all network users, companies need to push content to the edge of the network more quickly and find better ways to distribute relevant information rapidly across the Internet. Different levels of performance are required for different users, depending on their network priority (for example, customers over administrative staff, voice over data traffic), their location, and their device access.

Mobility—Today's employees need more portable network access enabling them to be both mobile and location-independent. Whether the user goes across the room or across the world, the network should be able to find them, identify them, and give them access.

Collaboration—Companies increasingly look to leverage the ubiquity of the Internet to simplify the way that people interact using integrated voice, video, and data communications. Soon, users will be able to use one messaging system to collect voicemails, emails, and faxes, and to benefit from better communications through shared applications.

BNC uniquely offers scalable, high-performance solutions that meet the needs for security, content, mobility, and collaboration. BNC combines rich user functionality with the ease of use required to create the emerging networks of the future.

Product Offerings:

BNC develops five categories of solutions: 1) LAN infrastructure, composed of switches and web solutions, 2) networked telephony systems for voice over existing network connections, 3) wireless access points and adapters based on Wi-Fi technology, 4) Internet access gateways and 5) network management software. In addition, BNC recognizes that service and support is an important component of the solutions we sell, particularly to the enterprise market. To that end, BNC offers service and support programs as well as professional services assistance for larger-scale projects.

LAN Infrastructure:

Core Switching.    BNC offers both modular and stackable core solutions in its Switch 4000 Series and SuperStack® 3 4900 Series, delivering highly resilient and available Layer 2 and Layer 3 Fast and Gigabit Ethernet solutions for the core of the enterprise network. BNC offers an alternative to traditional modular-centric designs through the Switch 4060 and Switch 4050 range. These switches are the first new LAN core products to support XRN technology—BNC's new core switching technology, which increases network resiliency and availability in a unique "pay-as-you-grow" way.

Edge Switching.    BNC provides a full range of stackable switches to provide performance and flexibility at the edge of the network that includes the SuperStack 3 3300, 4400, 4300, 4200, and Baseline Series products. Full featured products such as the SuperStack 3 Switch 4400 offer advanced, multi-layer packet classification designed to enhance network control, improve efficiency, and automatically prioritize real-time traffic such as LAN telephony, an important feature for converged voice/data networks. For mid-sized networks and branch offices that do not require the complexity of network management, BNC offers the SuperStack 3 Baseline Series switches that are cost-effective without sacrificing network performance or ease of use.

Web Solutions.    The SuperStack 3 Firewall, Webcache and Server Load Balancer allow customers to access the Web faster, more securely and at a lower cost, as well as ensure network availability.

Small Business.    OfficeConnect® family of switches, hubs, firewalls, and gateways are designed specially for cost-sensitive networking users working in smaller networking environments that require reliable and powerful LAN solutions. New OfficeConnect wired and wireless gateways bring economical, secure Internet sharing to small offices. They include four-port Ethernet/Fast Ethernet switches, Ethernet WAN connections for broadband modems, virtual private network capabilities, Internet Protocol (IP)-addressing, and privacy features.

Wireless LAN:

BNC offers a large portfolio of standards-based wireless LAN solutions to meet a wide variety of customer segment and application-specific needs. The Wireless LAN Access Point product line includes highly secure, scalable, and managed solutions for the large enterprise as well as affordable and easy to use solutions for small businesses. In addition to Wireless LAN Access Points, BNC offers innovative and flexible Wireless LAN Workgroup Bridges and Building-To-Building Bridges. The Wireless LAN Workgroup Bridge is the industry's first and only Wi-Fi certified workgroup bridge, offering quick and cost-effective wired-to-wireless bridging ideal for use in conference room and public access deployments. Building-To-Building Bridges easily connect remote wired or wireless LAN locations without the need for costly leased lines.

Networked Telephony:

SuperStack 3 NBX® and NBX 100 networked telephony solutions offer enterprise and small business customers significant telephony cost savings, flexibility and voice/data application integration over existing wiring, supporting up to 1,000 users per location. The NBX software enables enhanced call processing and multi-site IP networking. Also, the NBX platform supports enhanced applications through our Solutions Partner Program.

Network Management Software:

3Com Network Supervisor is a powerful yet easy-to-use management application that graphically discovers, maps, and displays network links and IP devices, including NBX telephones and some popular third-party products. It is included with most 3Com managed networking devices.

Customer Service and Support:

Our maintenance offerings cover all the aspects of support that channel partners need to deliver a top class service to their end users, including telephone support, hardware replacement, software updates, and providing spare parts and engineers on site.

3Com Professional Services make available for our partners the expertise of BNC engineers, enabling them to be more successful in their solution delivery. This is provided through a combination of a team of dedicated 'solutions office engineers' at a central level and 'large project engagement managers' in the field.

Sales, Marketing, and Distribution:

BNC has a broad distribution channel, allowing both reach and depth in terms of bringing our products and solutions to our customers. We are fully committed to working with our worldwide base of over 55,000 resellers and channel partners. While the majority of product sales are to partners in our two-tier distribution channel, which is utilized by both BNC and BCC, we also work closely with systems integrators, major telecom service providers and direct marketers. BNC also maintains a field sales organization that works alongside our partners to assist them in achieving their business goals.

Our two-tier distribution channel is comprised of distributors and resellers. Distributors are the first tier of the channel providing global distribution, logistics, market development and other services. Distributors generally sell to the second tier of the channel, comprised of value-added resellers (VARs) and other channel partners.

3Com's resellers provide value to end users' solutions through application, technology, or industry-specific expertise, and product and/or service offerings that complement 3Com networking solutions. To support our resellers, we maintain a comprehensive partner program, the Focus Partner Program. The partner program identifies three levels of partners (Gold, Silver and Bronze) based upon different factors such as expertise in 3Com products and solutions, certifications, customer reach, ability to support pre and post sales services, revenue, and growth potential. This program provides the resellers with varying benefits and services including marketing, training, sales support, service and support, and project help desks.

BNC's worldwide sales team focuses on the various channels mentioned above. While the specifics can vary slightly based on geographic differences, in general they can be summarized as follows. Distributor account managers support the distributors in their activities to support their businesses from marketing through to supply chain and sales out management. Reseller sales support ranges from telephone account management for the Bronze partners through to field based sales support for Gold or Silver accounts. Further, field-based resources work closely with our resellers to assist them in their work with end users to generate and close sales opportunities. In some countries specific sales resources focus on supporting targeted service providers and systems integrators.

In addition, BNC leverages 3Com's corporate marketing efforts, which focus on increasing 3Com awareness, consideration and preference with our target enterprise and small business customers to create demand for 3Com products with our channel partners. In addition, marketing supports activities to attract, retain and develop partner channels to ensure we have the right channel partners to support our business and to help their businesses to be successful. These activities range from advertising and direct marketing activities, through sales tools, collateral and training to promotions and incentives.

Competition:

BNC competes in the enterprise network infrastructure market providing products and solutions for voice and data as well as wired and wireless communications. While BNC competes with a small number of large firms, including Cisco Systems, Inc. (Cisco) and Nortel Networks Corp. (Nortel) in the overall market, BNC also competes with various other companies in specific market segments or product categories.

BNC's principal competitors in the enterprise networking market today include Avaya, Inc. (Avaya), Cisco, Enterasys Networks, Inc. (Enterasys), Extreme Networks, Inc. (Extreme), Hewlett Packard Company (HP), and Nortel. In the small business market, BNC competes with Allied Telesyn, Inc., D-Link Systems, Inc. (D-Link), Linksys, and NetGear, Inc. (NetGear).

The primary competitive factors in BNC's market are as follows:

  •
  Ability to deliver a full line of networking solutions for the LAN that includes both products and services

  •
  Ability to deliver leading edge solutions in Gigabit switching, voice, and wireless to meet end user business needs

  •
  Delivery of lowest Total Cost of Ownership to end customers

  •
  Delivery of highest Return on Investment for IT purchases

  •
  Price performance

  •
  Delivery of rich features and functionality while maintaining ease of setup, use and ongoing operation

  •
  Product and system performance

  •
  Reliability

  •
  Size and reach of distribution channels

  •
  A globally recognized and preferred brand

In addition to delivering the performance, availability and functionality required of today's networks, BNC is relentlessly focused on ensuring its solutions are easy to install, use and operate, as well as affordable to own.

Research and Development:

BNC's research and development approach focuses internal investments upon those core activities that are necessary to deliver differentiated products or planned product cost reductions. This is particularly true for newer technologies where it is important to develop internal intellectual property or platforms for future product offerings. For non-core activities that may include mature technologies or widely available components, the company leverages third parties for sourcing or contract work for that portion of the product development. This two part approach increases BNC's ability to bring products to market in a timely and low cost manner and ensures that the company is focused upon those product attributes that matter most to our customers.

Research and development investments in application specific integrated circuits (ASICs) and value-added software remain a high priority for the company. ASICs provide higher performance, innovative features, as well as cost benefits. Gigabit switching ASICs such as the ones developed for the company's XRN technology deliver high, non-blocking performance as well as unique combinations of capabilities such as Distributed Resilient Routing, Distributed Device Management, and Link Aggregation Clustering. ASICs used in the company's networked telephony solutions enable powerful features and provide key cost advantages. Along with our ASICs, value added software provides differentiation across our product lines. In many cases, sophisticated software underlies the reliability and ease of use that our customers have grown to associate with 3Com products—"It just works." Examples include everything from self-configuration capabilities in our wireless LAN access points and 10/100 switches to automatic prioritization of networked telephony traffic traversing our Switch 4400.

In fiscal year 2002, targeted research and development investments resulted in the release of important enhancements and additions to our product lines. Among these were the addition of significant new product offerings in Layer 3 Gigabit switching, networked telephony, and wireless LAN, among others. In the future, we will continue to invest in areas that deliver growth for the company and value to our customers such as 10 Gigabit Ethernet, XRN technology, and Unified Communications.

Business Connectivity Company

3Com's Business Connectivity Company is a leading provider of easy to use, reliable, high-performance connectivity solutions at the edge of the network that enable users to access information. BCC develops and sells a full portfolio of connectivity solutions that provide LAN connectivity at the edge of the network. The technologies supported by our products include all speeds of Ethernet, wireless LAN, Bluetooth, and LAN/Modem combination products. We offer these technologies in all of the common user configurations and form factors including personal computer interface (PCI) NIC, PCI-X NIC, PC Card, Mini-PCI, universal serial bus (USB) interface, ASICs for LAN on the Motherboard (LOM), and intellectual property for licensing our connectivity technologies to third parties.

BCC's products have a long-standing reputation for providing easy to use, reliable, and high performance connectivity solutions for notebook, desktop, and server systems. This success is evidenced by our partnerships with major PC OEMs and our large installed base in corporate enterprise.

Industry Background:

As discussed earlier, 3Com introduced the first Ethernet NIC for PCs in 1983. Since then, we have introduced a wide range of innovative products that have changed the way we live, work and communicate. Today our products connect desktops, servers and mobile users. Our Ethernet adapter products now reach 1 gigabit per second speeds over wired infrastructure and 11 megabits per second (Mbps) in a wireless environment. Our products allow users to access information from their desk, conference rooms and remotely via v.92 technology and our Mobile Connection Manager software. This has allowed our customers to improve productivity and collaboration, while adapting to the ever-changing needs of today's increasingly mobile workforce.

We have become the preferred supplier of Ethernet connectivity to the Fortune 1000. As the market evolved and matured, niche competitors entered the market and, over time, attempted to become mainstream players. Companies, including Western Digital Corp., Lannet Company, Inc., SMC Networks, Inc., Cogent Communications Group, Inc., Xircom, Inc., and Proteon, have either sold their business to one of the remaining players or have left the market entirely. Today, BCC has focused networking competitors including D-Link, Accton Technology Corp. (Accton), and Linksys in Taiwan, and major silicon providers including Intel Corp. (Intel) and Broadcom Corp. (Broadcom) based in the U.S. The Taiwanese competitors are typically focused on board level products, while Intel and Broadcom are focused on silicon products. These two business models are the result of 20 years of innovation and consolidation in the Ethernet connectivity market.

Markets and Customers:

The primary customer focus for BCC is enterprise customers, including Fortune 1000 corporations. BCC's success in addressing this target market can be illustrated by a recent study by Instat/MDF (June 2002) showing that 3Com continues to maintain a significant lead in NIC brand awareness. In this survey among enterprise respondent's 3Com had 61.3% share for current NIC usage and 54.8% for future NIC deployments.

BCC's solutions are targeted for worldwide distribution to enterprise and small business customers via PC original equipment manufacturers (OEMs) and VARs. BCC sells directly to PC manufacturers, who integrate our connectivity products primarily into their commercial PC product offerings. BCC branded products are sold primarily though our two-tier distribution channel, which leverages the capabilities of our resellers and channel partners.

Future Trends:

As connectivity evolves, there has been a transition from higher priced NICs to lower priced ASICs that are installed on the PC motherboard in a LOM configuration. Looking forward, connectivity products will increasingly reside in smaller and lower priced form factors, designed in coordination with the PC motherboard itself. Virtually all commercial PCs and a growing percentage of consumer PCs are now configured with LOM with either a LAN ASIC or LAN connectivity integrated into the Bridgechip set. The Bridgechip set provides the interfaces between the processor and various peripherals in a PC including the PCI bus and the USB ports. In addition, the Bridgechip set vendors have integrated additional functions including graphics, audio, and now LAN networking into their silicon. This migration in function from PCI cards or stand-alone ASICs into the Bridgechip provides a significant cost reduction to the PC manufacturer. As this trend continues, this configuration will become the form factor of choice for connectivity products, significantly impacting and eroding the market for NICs.

In addition to changing form factors, users are demanding higher speed connectivity products. BCC anticipates that a growing number of connectivity products will be based on Gigabit Ethernet (GbE) (10/100/1000) line speed. In fiscal 2003, BCC expects to introduce its first 10/100/1000 product for desktop PCs.

As BCC moves forward, it looks to utilize its strong brand, installed base and market share positions, as well as its intellectual property portfolio, to maximize the profitability of 10/100 connectivity products. BCC will leverage alliances, which provide cost effective product development, allowing for the effective extension of these legacy products. BCC will look to bring this technology to new markets—in untapped geographic markets, and in new configurations, including integrating 3Com connectivity in Bridgechip sets and new non-PC applications. Also, by utilizing low cost, outsourced NIC and LOM products, BCC will engage the consumer PC segment, where products are often sold through catalogue and e-tail sales channels.

BCC is uniquely positioned to license its strong intellectual property portfolio in connectivity, thus providing the company with future royalty streams, with minimal overhead investment. Ultimately, BCC will focus on yielding the greatest possible contribution margin and cash generation through the extension of the 10/100 business.

BCC will continue to invest in developing products based on emerging connectivity standards including higher speed versions of Ethernet, wireless Ethernet, and Bluetooth products. A major factor in BCC's success has been our focus on ease of use, reliability, and performance. Our customers expect a 3Com product to install easily and to operate reliably over the life of the system. Further, they expect a 3Com solution will provide excellent performance, which will enhance the corporation's productivity, by providing timely access to information on the network. These attributes will be carried into 3Com's future product development efforts.

Product Offerings:

BCC develops four categories of solutions: 1) wired LAN connectivity products that enable computers as well as non-PC devices to connect to Ethernet networks, 2) wireless LAN connectivity products, including 802.11 and Bluetooth compatible products, 3) Secure NICs, including embedded firewall products, for applications that require high security of network devices, and 4) Network Jack, a 4-port Ethernet switch in a standard single faceplate form-factor that allows network managers to cost-effectively add switch ports to the network while avoiding costly new cable-pulls.

Wired LAN Connectivity:

BCC builds products that enable computers as well as non-PC devices to connect to Ethernet networks. Building on proprietary ASICs, hardware, and software, BCC is one of the world leaders in providing 10/100/1000Mbps Ethernet connectivity. Products include NICs, mini-PCI form factors, LOM, and PC Card form factors. Customers for these products include Tier one and Tier two OEM PC manufacturers, as well as key original design manufacturers (ODMs). BCC also leverages 3Com's distribution and VAR channels to sell branded products directly to end-users.

BCC offers both Copper and Fiber NICs that provide Gigabit connectivity. Gigabit NICs have been primarily sold for servers. Looking forward, as Gigabit technology becomes more widely adopted, BCC will sell Gigabit NICs for desktop PCs. Future products will also include Dual-Port Copper and Fiber Gigabit server NICs. BCC will continue to sell GbE products to both major OEM customers, as well as through its distribution channel. BCC will also look to invest in future GbE technologies, such as 10 GbE NICs for server applications.

Wireless LAN Connectivity:

BCC builds 802.11 and Bluetooth compatible wireless products that enable users to stay connected to information while at their desk or while roaming within the enterprise or the home. The productivity increase associated with this ease of information access is driving many corporations to deploy wireless networks. Based on proprietary software for drivers and the user interface, BCC products include PC Cards based on the 802.11 standard, Bluetooth PC Cards, Bluetooth USB modules, and 802.11b USB modules. BCC will focus primarily on the distribution and VAR channels to sell branded products directly to corporations and to end-users.

Secure NICs:

BCC has long been developing NIC connectivity features that provide value through lowering the total cost of ownership to corporations. Our NIC management features are de-facto standards in many Fortune 1000 IT departments. In fiscal year 2001, BCC introduced our first NIC with a dedicated processor capable of off-loading operations from the PC including off-loading 3DES (Data Encryption Standard) encryption in a Windows 2000 environment. This intelligence at the edge of the network is a key component of our strategy to continue to offer features that provide value to our corporate customers.

In January 2002, BCC began shipping an Embedded Firewall (EFW) as the next step in our NIC management strategy. This product provides a high level of LAN security by controlling access to the network. By utilizing a centrally controlled, tamper-resistant management console, we assist IT departments by providing the control they need to protect their network assets from unauthorized access.

Network Jack:

As connectivity evolves, intelligent solutions at the edge of the networks are adding increasing value. The Personal Systems Division is creating a series of products to capture this potential. The products match the traditional single gang faceplate size.

Launched in January 2002, the NJ100 Network Jack provides switching capability in a compact form factor that quadruples connectivity, eliminating the need for expensive cable installation. A key feature of the NJ100 Network Jack is the ability to receive power over ethernet (PoE) or from a local power supply. The product can also forward power to connected devices that comply with the current IEEE 802.3af PoE draft standard. Currently targeted at education, government, and medium enterprise customers, the NJ100 Network Jack is an ideal upgrade solution, especially in connectivity-constrained environments. The Network Jack family of products will expand to add management features to serve the broader enterprise segment.

Sales, Marketing and Distribution:

BCC utilizes a two-pronged sales channel strategy to address its target customers. By using our broad two-tier distribution channel as described earlier, and a separate OEM channel focused on PC manufacturers, BCC has high volume channels designed to reach and support enterprise customers worldwide. BCC also maintains a field sales organization that works alongside our partners to assist them in achieving their business goals. BCC's second sales channel is focused on the major PC manufacturers and leading ODMs. These sales teams provide the levels of dedicated in-depth technical support and account management required by these major customers.

BCC's OEM sales group is composed of dedicated, cross-functional account teams focused on major PC manufacturers and regional OEM sales teams focused on smaller regional OEM customers. The dedicated account teams manage the business relationship and the customer. This management includes coordination of the supply chain, quality, and logistics in addition to managing pricing and demand forecasts. The coordination is a key function as many PC customers have international manufacturing locations and are increasingly using contract manufacturers like the ODMs who will design and manufacture systems to the PC vendors specifications. This change in design and production strategy requires close interaction within BCC's OEM sales group.

Since a large percentage of PCs are sold by the non-brand name PC companies, BCC has a separate OEM sales group focused on the smaller, regional PC companies. A dedicated sales focus is required to address this segment as the regional OEM's business tends to be very opportunistic and deal-based. Close cooperation is required to ensure the BCC solution is appropriately positioned to support the OEM's ability to win their bid.

BCC, like BNC, also leverages 3Com's corporate marketing efforts directed at our channel partners that promote 3Com brand awareness and preference, as well as help their businesses to be successful.

Competition:

Major Taiwanese connectivity vendors, including D-Link, Accton, and Linksys, have established positions in the low priced (less than $20) segment of the NIC market and have created consumer-oriented brands in the U.S., Europe, and Asia. The Taiwanese competitors typically compete on price and tend to be market followers. We believe we provide superior quality, service and support compared to these players. Several vendors have succeeded in creating a corporate business in selected markets, such as D-Link in France, but for the most part, the Taiwanese competitors are still attempting to create an up-market image for their products.

Intel entered the Ethernet NIC market in the early 1990s. Intel's stated goals were to diversify into related markets and create demand for faster processors. Intel is an aggressive competitor who is well positioned to compete for the mind share of the Fortune 1000 chief information officers due to its position in processor sales. Initially, Intel focused on NICs or board-level products. Today, Intel is focused on silicon, especially ASICs and integrated Bridgechip sets they sell to PC OEMs. In the past, BCC has maintained—or in some cases, grown—market share in sub-segments of the NIC business. Over the past year Intel has been successful in the ASIC and Bridgechip market, where it has used proprietary interfaces and its strength in processors and sales to create a strong competitive position. BCC has countered with partnerships and alliances to create solutions that offer compelling products in this space. However, as we move forward, silicon and Bridgechip will become a bigger portion of the annual total connectivity shipments.

Research and Development:

BCC utilizes its engineering teams to internally develop high volume basic connectivity products utilizing proven technologies, including our wired LAN connectivity ASIC, NICs, and PC Card products. Corporate customers value the stability of the software image and robustness of design as key product attributes. These features along with the extreme cost focus require in-depth knowledge of our products that is only available to our internal design teams.

In BCC's growth markets a limited investment methodology will be used, especially in low volume or in new technology segments. In these markets BCC will leverage alliances to quickly bring new products to market. Our product design approach will be to utilize outsourced hardware with product differentiation provided by software (drivers and firmware), product quality assurance, and support. As market segments achieve high volume we may bring these development efforts in-house as we have done with the basic connectivity products.

CommWorks Corporation

CommWorks Corporation (CommWorks) develops and deploys carrier-class, IP-based multi-service access and service creation platforms for telecommunications service providers. Our products allow telecommunications service providers to offer existing and new services with the same high availability and reliability as the traditional telecommunications network, but at much lower cost. In addition, CommWorks combines expertise in both custom development and network integration to deliver highly specialized solutions that address the specific challenges faced by telecommunications service providers.

CommWorks' IP-based networks deliver greater functionality at significantly reduced cost and create the ability to offer multiple services over a common infrastructure. Our networks feature several key characteristics, including:

  •
  Scalability—Service providers need the ability to start small and grow the network as demand increases. CommWorks gives service providers the ability to utilize their existing network and add new services over time without major additions of hardware;

  •
  Reliability—In voice communications, the benchmark for quality and reliability is the traditional public switched telephone network (PSTN). CommWorks networks deployed today by some of the world's largest service providers are delivering voice quality and reliability on a par with—and often better than—the traditional PSTN;

  •
  Multiple services, common hardware—We offer service providers an IP platform based on a common infrastructure that allows them to deliver multiple services. Regardless of the transport medium (wireline, wireless, broadband) or the type of traffic (voice, data, fax, video), we allow the service provider to turn the traffic into revenue-generating services; and

  •
  Open architecture—Service providers do not want to be locked into a single vendor. Our networks feature open, standards-based interfaces for multi-vendor connectivity. This encourages service providers to deploy best-of-breed components and allows them to introduce new services in less time than for traditional network infrastructures. Also, our commitment to standards and open interfaces allows service providers to customize solutions independently at each tier to address individual customer needs.

CommWorks' product portfolio includes the three key components of next generation networks—wireline access systems, wireless access systems and a media independent softswitch—that are critical to enabling complete next generation data and voice services to both fixed and mobile subscribers.

CommWorks has achieved certification under the Telecommunications Leadership 9000 (TL 9000) program. Specifically designed and tailored for the telecommunications industry, TL 9000 establishes a common set of quality system requirements for suppliers of telecommunication hardware, software and services, including cost and performance-based metrics that measure product reliability and quality.

Industry Background:

CommWorks' exclusive focus is on the telecommunications service provider market. Historically, the telecommunications industry has been heavily regulated and dominated by a small number of incumbent service providers and equipment vendors. As a result, evolution of the circuit-switched technologies underlying the industry's public telephone networks has been slow and innovation in new service offerings and pricing has been limited. The telecommunications industry landscape began to change, however, in response to the Telecommunications Reform Act of 1996, which deregulated the U.S. telecommunications market and removed the barriers that previously restricted service providers to a specific geography or offering. Over the past several years, deregulation has been progressing rapidly in other markets worldwide as well.

Deregulation worldwide has fostered the creation of new operators to expand competitive service offerings to customers. As a result, deregulation has served to dramatically increase the number of competitive service providers, both facilities-based operators and resellers, and the number of network infrastructure manufacturers supporting them. This increased level of competition between new entrants and incumbents has resulted in lower prices for voice transport, long distance and wireless services. Such lower prices and lower revenue growth rates have combined to exert downward pressure on service provider margins and profitability. In addition, the collapse of the Internet/telecommunications bubble beginning approximately two years ago has led to the failure of many new entrants and has contributed to creating a significant excess of network capacity over market requirements. Combined, these two factors—pricing pressures and excess network capacity—have resulted in decreased levels of capital investment in new equipment by both competitive and incumbent service providers.

Markets and Customers:

CommWorks builds IP-based networks for many types of telecommunications service providers, including incumbent local exchange carriers (ILECs); interexchange carriers (IXCs); post, telephone and telegraph administrations (PTTs); competitive local exchange carriers (CLECs); wireless service providers; internet service providers (ISPs); and other alternative service providers. We operate on a global basis, and our customers include many of the world's major telecommunications service providers.

Future Trends:

In the near term, revenue growth for the telecommunications industry is expected to continue to decline. Projected growth in revenues for broadband data, wireless data, and enhanced services offerings is not expected to be sufficient to offset projected declines in revenues for traditional business and consumer long-distance services. As a result, in the near term, we anticipate the following trends:

  •
  Business models for service providers likely will reflect slower growth and reduced profitability, leading to additional consolidation within the industry;

  •
  Sales cycles likely will lengthen as service providers extend the useful lives of their existing networks and exhibit a low tolerance for risk related to the deployment of new technology to support service innovation;

  •
  The migration from circuit-switched to packet-switched networks likely will occur over a longer period than originally anticipated;

  •
  Capital expenditures by service providers likely will continue to be constrained for the foreseeable future; and

  •
  The number of equipment vendors likely will decrease and those that remain must have the scale and scope to manage extended sales cycles with fewer customers.

Over time, however, the market for IP-based networks such as those developed and deployed by CommWorks is expected to stabilize and resume growth. To compete effectively in the expected near-term and longer-term industry environments, CommWorks' objective is to capitalize on its strengths in the following areas:

  •
  Strong presence and incumbency with major service providers worldwide;

  •
  Global customer engagement experience and support structure;

  •
  Complete product lines supported with research and development teams located throughout the world;

  •
  A long-term hardware platform focus and commitment with the Total Control® 1000 and Total Control® 2000 platforms;

  •
  Demonstrated packet telephony experience with major service providers worldwide, based on significant, billable traffic carried on CommWorks gateways and softswitches;

  •
  Proven ability to tailor equipment, software and services to meet customers' unique requirements and needs;

  •
  Solutions focused on the market for packet-based enhanced services, sometimes referred to as "microservices"; and

  •
  Influential role in the standards definition and adoption process.

Product Offerings:

CommWorks' product solutions are based upon a three-tier packet-based architecture. The CommWorks® three-tier architecture makes it possible for service providers to integrate with existing infrastructures, customize solutions independently at each tier to address individual customer needs and utilize innovative technologies to deliver an array of new IP-based enhanced services to their customers.

  •
  Tier 1 of the CommWorks architecture, the media processing layer, employs media gateway functions to integrate multiple types of traffic and accommodate disparate access networks.

  •
  Tier 2, the control and network and service management layer, features the CommWorks softswitch to bridge different signaling and provides multilingual call control protocols enabling multimedia traffic to traverse disparate networks.

  •
  Tier 3, the service creation layer, provides an open service creation environment that leverages open interfaces and utilizes strategic partners to enable rapid application and service deployment. This encourages service providers to deploy best-of-breed components and allows them to bring new services to market faster.

Wireline:

The Total Control 1000 and Total Control 2000 multi-service access platforms anchor Tier 1 of the CommWorks architecture. These platforms support a variety of access media, including enhanced data systems, IP telephony, wireless data and broadband access, and address key service provider requirements for the shift from the PSTN to an IP-based infrastructure by enabling next-generation, IP-based multimedia services and delivering fast, reliable, carrier-class functionality.

The Total Control 1000 offers comprehensive capabilities for both established and emerging services from remote access servers for data traffic, transaction processors for credit cards and media gateways for voice traffic. With more than 12 million access ports in service with the largest service providers and carriers worldwide, the Total Control 1000 has the proven ability to deliver cost-effective integrated services.

The Total Control 2000 is CommWorks' new multi-service access platform. The Total Control 2000 is designed for areas with high population density where tens of thousands of connections are needed. The Total Control 2000 system architecture will provide the highest density available in the industry. Also, unlike many competitors' products that support one form of voice coding, the Total Control 2000 will support multiple voice coders to ensure that the greatest call density is achieved regardless of what is negotiated during the call by the voice device.

The Total Control 2000 uses next generation switching technology based upon a true IP switching fabric that offers complete switching performance upgradability. This capability, together with the Total Control 2000 platform's inherent multi-service design, will enable service providers to easily expand the platform to support new services and access technologies. Open interfaces and true multi-service capabilities provide unique advantages such as faster time to market, service customization and network efficiency.

Wireless:

CommWorks' wireless systems consist of hardware and software components residing in Tiers 1 and 2 of the CommWorks architecture. Using the Total Control 1000 platform and CommWorks software, wireless service providers are able to offer wireless data access in their CDMA (Code Division Multiple Access)-based networks.

The Total Control 1000 Wireless InterWorking Function (IWF) High Density Gateway enables service providers to converge wireless voice services with newer data applications across an integrated infrastructure. The CommWorks IWF is a second generation (2G) hardware and software platform that serves as a gateway from the wireless network, giving subscribers access to the Internet, corporate intranets, PSTN dial-up and fax services. The IWF system resides within a service provider's central office or switching center and connects directly to the mobile switching center, serving as a gateway between the CDMA wireless network and various wireline networks. The Total Control 1000 2G IWF High Density Gateway is deployed in CDMA networks throughout the world.

CommWorks' third generation (3G) wireless capabilities allow wireless service providers to offer enhanced wireless data services through a platform that positions their networks for future growth, cost savings and new revenue-generating services. CommWorks' 3G wireless system, based on 3G cdma2000 standards, interfaces with CDMA network infrastructure and delivers significantly higher data speeds. CommWorks' 3G wireless system was deployed in the world's first commercial 3G CDMA network, as well as in the largest 3G CDMA networks deployed today at customers including KDDI, Sprint PCS, SK Telecom, TELUS Mobility and Verizon Wireless.

Softswitch:

The CommWorks softswitch product line anchors Tiers 2 and 3 of the CommWorks architecture, providing call treatment, signaling, control and service creation across multiple access media—wireline, wireless, broadband or any IP-connected subscriber. With its open, standards-based modular architecture, the

CommWorks softswitch allows service providers to easily support new and emerging access technologies and to introduce a variety of end-user and service provider network services. By providing consistent call control and applications across all devices, CommWorks softswitch allows service providers to more readily target vertical markets, enterprises and other groups with microservices (i.e., packet-based enhanced services).

Applications:

CommWorks' core IP-based telephony systems provide service providers with a flexible, lower cost alternative for transporting voice calls across their networks transparently to end-users. In addition, and perhaps more importantly, service providers can utilize the same IP-based voice infrastructure to enable new microservices, which create opportunities for additional revenue and competitive differentiation. CommWorks' open and flexible softswitch product allows service providers to utilize their own developers, allowing creativity to move to an Internet-style and giving service provides a time-to-market advantage on new services that cannot be achieved with the traditional PSTN infrastructure. Applications enabled through the CommWorks' softswitch architecture, including a variety of new microservices, include the following:

Hosted Voice Services.    Where service providers provide basic data services today, they now have the option with this application to offer a PBX or Centrex replacement solution to their business customers utilizing the same data connections already in place. Such a solution eliminates the issues of managing PBX office voice systems—in particular the complexity of adds, moves and changes to users of the businesses voice network—and allows the telephone to take on the same degree of mobility as experienced today with desktop computers. In addition, an integral microservice called Find me-Follow me allows end-users to set rules within their voicemail system to determine notification and forwarding options for incoming calls simply by entering their preferences via a Web-based interface. For any Hosted Voice Service, the ability to offer IP-based conferencing is important. This microservice enables enhanced conferencing features, such as the ability to host "on the fly" conference calls. IP conferencing is an ideal solution for converged IP-based networks where multimedia conferencing (combining audio, video and text) is required and must operate seamlessly to connect end-users across wireline and wireless networks. Conferencing is also a premium service for service providers, and can contribute significantly to revenues and profitability.

Enhanced IP Voicemail and Unified Communications.    This solution provides a compelling option for wireline and wireless service providers with aging legacy voicemail systems. Legacy voicemail systems have matured to an end-of-life state and provide no option for migration to next generation IP-based services. The CommWorks enhanced IP voicemail solution allows service providers to integrate their current circuit-switched voicemail systems with the CommWorks platform to create a customized system that meets the exact requirements of their customers and networks, from a complete voice mail system to a comprehensive unified communications service. Voicemail service to end-users is completely transparent, enabling a smooth transition. CommWorks' Unified Communications capability allows end-users to combine voice, e-mail and fax messages in one universal mailbox and manage them with a single device of their choice—telephone, cell phone, e-mail client or personal digital assistant. An integral Message Alert & Message Delivery microservice allows wireless subscribers to simplify management of multiple voicemail accounts (office, home, cell phone). Message Alert accesses these multiple voicemail boxes and notifies the end-user of incoming messages via a mobile short messaging service (SMS) or other device (e.g., mobile phone, pager, personal digital assistant; etc.). In addition, Message Delivery, commonly known as "mailbox on the fly", allows service providers to offer fee-based voice messaging to customers who want the convenience of voicemail without having to pay for a monthly service. The service provider can set up a temporary mailbox for the customer, who can access messages for a fee.

Alternate Calling Plans.    A Multistage Calling microservice gives service providers additional options for offering two and three stage dialing models for prepaid and calling card applications. Prepaid calling allows subscribers to pay in advance or use traditional calling cards for phone service, most typically long distance service. Service providers may also provide PC-to-Phone Calling using a number of IP-based clients, such as Microsoft Corp.'s enhanced Windows Messenger client, Pingtel's soft client, and others; with this application, CommWorks can enable PC-to-phone capabilities with toll quality voice calls.

Voice Portal.    This microservice allows end-users to obtain web-based information over the telephone, and is enabled by giving customers access to Voice Extensible Markup Language (VXML)-enabled websites or other related resources. Content can either be provided by third party content providers or customized for a specific program offering by service providers. This service also allows end-users to issue short commands to receive information on demand and to use services like voice dialing, teleconferencing and directory assistance.

Professional Services:

CommWorks offers a variety of professional services that are integral to its product offerings. Through our broad portfolio of carrier-class professional services and solutions, which encompass all phases of the network lifecycle, we help customers plan, deploy and support advanced IP networks. CommWorks strives to assist our customers with their business challenges, including reducing time to market, cost, complexity and business risk. Our service offerings include the following:

Systems Integration.    Our fully trained integration professionals can bring together the necessary resources to stage, assemble and test individual network components to form an integrated system, including procurement.

Installation.    CommWorks offers complete installation services, including cabling, custom configuration and network connectivity. CommWorks also provides network configuration and design, management of the ordering and delivery process, site assessment and site preparation, on-site installation, verification testing and supplementary documentation packages including equipment layout and topology drawings.

Custom Application Development.    CommWorks helps customers integrate new technology into their networks with innovative applications and enhancements to current applications. Our development team delivers solutions that are designed specifically for the customer. CommWorks' core strengths include operation management, network management and interface management.

Network Capacity Management.    CommWorks provides best practices, proven methodologies and industry-leading tool sets to give customers the information they need to make critical decisions about their networks. Network capacity management services enable customers to determine which portion of their networks can be downgraded, reallocated or upgraded. With extreme precision, customers are able to predict when a resource will reach a certain, user-defined level of saturation and identify true network saturation and utilization in order to make quicker, better-informed decisions about asset allocation.

Program and Project Management.    Our program management services provide the focus and resources required for complex network deployment. CommWorks' experienced program managers have extensive experience with some of the largest carriers and service providers in the world—including managing global deployments. We utilize structured, industry-standard project management methodologies for all phases of a project, including project definition, planning, execution, control and close.

Education Services and Training.    CommWorks delivers training on CommWorks products when and where customers need it most—in the lab, in the field or in the classroom. The expertise of our course development and delivery specialists ensures that customer-learning programs achieve targeted, measurable results. Our education services feature world-class content developers and training professionals, flexible delivery options and primary delivery processes designed around customizing training to meet the customer's specific needs.

Onsite Engineering Support.    A dedicated engineer serves as the customer's single point of contact, becoming intimately familiar with their business and network environment to provide more personalized assistance. Dedicated engineers proactively anticipate and resolve issues to avoid future problems, and meet with the customer team regularly to review support activity and provide expert assistance.

Online Support.    CommWorks utilizes its technical support website, TOTALService Online, to provide customers with access to one of the most comprehensive technical support resources in the industry. Available 24 hours a day, seven days a week, this website provides a variety of value-added services. Key available resources include online technical support cases, a comprehensive software and documentation library and archive, a knowledgebase of technical tips, online user forums and a variety of custom web page options.

Remote Technical Support.    CommWorks' remote technical support services are designed for the specific needs of today's service providers. We provide a single tier support structure, rather than the traditional multi-tier support structure. CommWorks remote technical support provides global, around-the-clock access to networking experts—a team of highly trained engineers who deliver consultative support using an up-to-date laboratory dedicated to customer support operations and who have an escalation path directly to the CommWorks research and development engineers who designed the product. Customers using these services are connected directly to an engineer with expertise in their specific application, instead of being routed to an administrative queue or being forced to leave voicemail with the hope of receiving a reply on a timely basis.

Sales, Distribution and Marketing:

CommWorks conducts its sales and marketing activities on a worldwide basis primarily through a direct field sales organization and, in some markets, through resellers and other strategic marketing partners. The company also has a number of marketing programs to support the sale and distribution of its products and to inform existing and potential customers about the features and the performance of its products and services.

Sales and Distribution:

CommWorks presently has field sales offices throughout the world, providing coverage in all key markets. The role of the direct field sales organization is to establish and maintain direct relationships with key service provider customers, in order to achieve direct sales to these accounts and to develop leads for potential sales to these accounts by our value-added resellers. In performing this role, the direct field sales organization assists current and potential customers in developing solutions to complex networking challenges and, in doing so, differentiates the features and capabilities of CommWorks' solutions from competitive offerings.

To complement its direct field sales organization, CommWorks has entered into sales agreements with a variety of value-added resellers, including distributors and network and system integrators. Such resellers enhance our ability to sell through their broad product and service fulfillment capabilities. Our sales agreements with resellers generally are made on a non-exclusive basis and provide the resellers with discounts and other terms and conditions reflective of the volume of business conducted.

CommWorks also has established strategic alliances with selected original equipment manufacturers and other marketing partners. Through these relationships, CommWorks is able to:

  •
  Leverage a partner's account presence and relationships in order to reach particular geographies, markets and customers; and

  •
  Collaborate with a partner to fill gaps in their respective offerings and deliver more complete and robust solutions to potential customers.

Marketing:

CommWorks' marketing efforts involve a variety of activities, including direct marketing, end user rebates and promotions, participation in industry trade shows, an active public and industry analyst relations program, publication of technical and educational articles in industry journals, and a publicly available web site. In addition, we have introduced two key programs—the "CommWorks Community of Partners" program and the "CommWorks Compatible" program.

The CommWorks Community of Partners program is designed to augment the CommWorks three-tier architecture, extending product and service capabilities. A flexible architecture with open interfaces, the CommWorks architecture allows interoperability and compatibility with industry-leading partners, bringing a variety of feature and capability choices for service providers and their customers. Through the CommWorks Community of Partners program, CommWorks offers its service provider customers a range of solutions no single vendor could provide and enables them to create new services efficiently and effectively, increasing their revenue potential.

The CommWorks Compatible program showcases vendor solutions that are technically and functionally compliant with the CommWorks architecture in the enhanced data services, Voice over IP (VoIP) and wireless market segments. Products identified as "CommWorks Compatible" must pass defined tests, and enjoy greater brand visibility since they are proven to operate properly within a CommWorks solution created to address a customer's specific business need. Customers will be able to readily identify vendor solutions that fit into their CommWorks-enabled networks.

Competition:

CommWorks competes in the telecommunications infrastructure market, providing next-generation IP infrastructure. The market is characterized by rapid change, extended sales cycles, converging technologies and a conversion from traditional circuit-switched infrastructure to next-generation packet-switched infrastructure.

CommWorks competes with numerous vendors in each of our product categories, and we expect competition to intensify in the future. However, we expect to see the number of smaller, niche vendors decrease over time as venture capitalists become increasingly more selective in their investments and service providers exhibit an increased reluctance to select smaller, less-well-known vendors.

We believe that our principal competitors are the traditional telecommunications equipment vendors, as well as certain well-funded and well-staffed start-up companies. Principal competitors include Cisco, Comverse Technology, Inc. (Comverse), Lucent Technologies, Inc. (Lucent), Nortel and Sonus Networks, Inc. (Sonus).

The principal competitive factors in the markets in which CommWorks competes include:

  •
  Market presence;

  •
  Size of installed base;

  •
  Experience in providing standard-based products to service providers;

  •
  Performance;

  •
  Price;

  •
  The ability to provide new technologies and products;

  •
  The ability to provide value-added features, reliability and investment protection; and

  •
  Conformance to industry standards.

We believe we compete favorably with our competitors with respect to each of the above listed factors. In addition, we believe that 3Com currently exhibits a degree of financial strength and flexibility that exceeds that exhibited by certain of our competitors. However, certain of our competitors have longer operating histories, greater name recognition, larger customer bases and greater resources to devote to them than we do and may be able to undertake more extensive marketing campaigns and adopt more aggressive pricing policies than we can. To remain competitive, we believe we must continue to invest significant resources in developing new products and enhancing our current products, as well as maintain customer satisfaction worldwide.

Research and Development:

CommWorks believes that its future success is highly dependent upon its ability to develop, on a cost effective and timely basis, new and enhanced products employing leading-edge technology. Accordingly, CommWorks continues to make substantial investments in research and development activities. Our current efforts reflect a strong emphasis and focus on increasing the features, performance and reliability of our products to enable new revenue generating services for our customers, as well as reduced total costs of ownership. During the past year, CommWorks has extended and enhanced its product offerings in the areas of traditional remote access, wireless access, IP telephony, enhanced IP services, network management and operational support services. Also, CommWorks has been a leading proponent of industry standards and intends to remain active in driving and supporting important standards-related activities.

Market conditions in the telecommunications industry remain severely depressed, and the timing of meaningful recovery remains uncertain. There can be no assurances that our current research and development efforts will result in new products that will be commercially successful, or that our products will not be rendered obsolete by changing customer requirements, emerging technologies or actions by competitors.

CommWorks currently conducts its research and development activities in seven design centers worldwide. As part of our ongoing cost reduction efforts, we are consolidating our research and development activities into three design centers located in Rolling Meadows, Illinois, USA; Toronto, Ontario, Canada; and Bangalore, India. We expect to complete this consolidation process during fiscal year 2003.

PRODUCT DEVELOPMENT

Our research and development expenditures in fiscal years 2002, 2001, and 2000 were $285.6 million, $535.7 million, and $597.8 million, respectively. Our research and development expenditures include efforts to create new types of products and classes of service as well as to expand and improve our current product lines, as discussed in the "Research and Development" sections of our descriptions of our BNC, BCC, and CommWorks segments.

SIGNIFICANT CUSTOMERS

For both the fiscal years ended May 31, 2002, and June 1, 2001, Ingram Micro Inc. (Ingram Micro) accounted for 15 percent of our total sales. For the fiscal year ended June 2, 2000, Ingram Micro and Tech Data Corporation accounted for 15 percent and 13 percent of our total sales, respectively.

INTERNATIONAL OPERATIONS

We market our products globally, primarily through subsidiaries, sales offices, and relationships with OEMs and distributors with local presence in all significant global markets. Outside the U.S., we have several research and development groups, with the most significant group being in the U.K. We have manufacturing and distribution facilities in Ireland and a distribution facility in Singapore. We maintain sales offices in 43 countries outside the U.S.

BACKLOG

In many cases we manufacture our products in advance of receiving firm product orders from our customers based upon our forecasts of worldwide customer demand. Generally, orders are placed by the customer on an as-needed basis and may be canceled or rescheduled by the customer without significant penalty. Accordingly, backlog as of any particular date is not indicative of our future sales. As May 31, 2002, we do not have backlog orders that cannot be filled within the next fiscal year.

MANUFACTURING

We use a combination of in-house manufacturing and independent contract manufacturers to produce our products. A substantial portion of BNC products are manufactured at our Blanchardstown, Ireland facility, where purchasing, assembly, burn-in, testing, final assembly, and quality assurance functions are performed. Contract manufacturers are used to produce BCC and CommWorks products, and a portion of BNC products. We have significant contract manufacturing arrangements with Flextronics International (Flextronics) and Manufacturers' Services Limited (MSL) for the production of BCC and CommWorks products, respectively.

INTELLECTUAL PROPERTY AND RELATED MATTERS

The quality of our innovation is reflected in a substantial portfolio of patents covering a wide variety of networking technologies. This ownership of core networking technologies creates opportunities to leverage our engineering investments and develop more integrated, powerful, and innovative networking solutions for customers.

We rely on U.S. and foreign patents, copyrights, trademarks, and trade secrets to establish and maintain proprietary rights in our technology and products. We have an active program to file applications for and obtain patents in the U.S. and in selected foreign countries where a potential market for our products exists. Our general policy has been to seek patent protection for those inventions and improvements likely to be incorporated in our products or that we otherwise expect to be valuable. As of May 31, 2002, we had 790 U.S. patents (including 764 utility patents and 26 design patents) and 193 foreign patents. During fiscal 2002, we filed 189 patent applications in the U.S. Numerous patent applications are currently pending in the U.S. and other countries that relate to our research and development. We also have patent cross license agreements with other companies.

We have registered 96 trademarks in the U.S. and have registered 127 trademarks in one or more of 76 foreign countries. Numerous applications for registration of domestic and foreign trademarks are currently pending.

EMPLOYEES

As of May 31, 2002, we had approximately 4,615 regular employees, of whom 1,145 were employed in engineering, 1,538 in sales, marketing, and customer service, 933 in manufacturing, and 999 in finance, information technology, and administration. Our employees are not represented by a labor organization, and we consider our employee relations to be satisfactory.

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

RESTRUCTURING CHARGES

Beginning in the fourth quarter of fiscal 2000, 3Com undertook several initiatives aimed at both changing business strategy as well as improving operational efficiencies. Restructuring charges in fiscal 2002 and 2001 were $167.5 million and $163.7 million, respectively, which related to the realignment of our business strategy and reduction in force and cost reduction efforts. Restructuring charges in fiscal 2000 were $68.9 million, of which $9.9 million related to the separation of Palm from 3Com and $59.0 million related to implementing our change in strategic focus. These charges are discussed further in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2. Properties

We operate in a number of locations worldwide. In fiscal 2002, we had several significant real estate related activities.

  During the second quarter of fiscal 2002, we purchased properties in Santa Clara, California and Marlborough, Massachusetts, totaling 1,732,000 square feet, that were previously under operating lease arrangements, and therefore terminated those leases.

  During the third quarter of fiscal 2002, we sold a 333,000 square foot office, distribution and manufacturing facility in Singapore and leased back approximately 53,000 square feet for 3Com use. This lease will expire in 2005.

  During the third quarter of fiscal 2002, we vacated a 639,000 square foot manufacturing and office facility in Mount Prospect, Illinois and consolidated the operations into our Rolling Meadows, Illinois facility.

  In the fourth quarter of fiscal 2002, we entered into a five year lease agreement to lease approximately 68,000 square feet of our Rolling Meadows facility to a third party tenant.

We lease and sublease to third-party tenants as of May 31, 2002 approximately 267,000 square feet of office and research and development space on our Santa Clara headquarters site, approximately 132,000 square feet of office space in our Mountain View, California leased location, approximately 137,000 square feet of office and research and development space in our Marlborough site, approximately 418,000 square feet of owned manufacturing and office space in the Chicago area, and approximately 59,000 square feet in various locations throughout North America and Europe. These agreements expire at various times between 2002 and 2008.

Our primary real property locations as of May 31, 2002, included the following:

Location	Sq. Ft.	Owned/Leased	Primary Use
United States—San Francisco Bay Area	1,036,000	Owned	Corporate headquarters, office, customer service, research and development, fulfillment and computer center. 377,000 sq. ft. of this total is held for sale.
	267,000	Owned	Office, research and development leased to third-party tenant in Santa Clara and held for sale.
	132,000	Leased	Office, research and development leased to third-party tenant in Mountain View.
United States—Chicago Area	511,000	Owned	Office, research and development, customer service.
United States—Chicago Area	639,000	Owned	Property partially vacant, partially leased to 3rd party tenant, and held for sale.
United States—Boston Area	550,000	Owned	Office, research and development, customer service Portion of space leased to third-party tenant.
United States—Salt Lake City Area	185,000	Owned	Property vacant; held for sale.
	78,000	Leased	Office, research and development.
Asia Pacific—Singapore	53,000	Leased	Office and distribution.
Europe—Ireland	468,000	Owned	Office, research and development, and manufacturing.
Europe—U.K.	230,000	Owned	Office, research and development, and customer service.
	45,000	Leased	Office, research and development, and customer service.

As part of our initiatives to maximize the efficiency of our facilities, we plan to consolidate and sell excess real estate in several locations globally over the next 12 to 18 months, including facilities associated with research and development and manufacturing operations located in Marlborough; Salt Lake City, Utah; and Santa Clara. In July 2002 we sold our 639,000 square foot Mount Prospect facility.

ITEM 3. Legal Proceedings

The material set forth in Note 20 of Part II, Item 8 of this Form 10-K is incorporated herein by reference.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of 3Com Corporation

The following table lists the names, ages and positions held by all executive officers of 3Com as of July 26, 2002. There are no family relationships between any director or executive officer and any other director or executive officer of 3Com. Executive officers serve at the discretion of the Board of Directors.

Name	Age	Position
Bruce L. Claflin	50	Chief Executive Officer
Dennis Connors	48	President, CommWorks Corporation
John McClelland	57	President, 3Com Business Networks Company
Jeanne Cox	47	Vice President, Corporate Branding and Communications
Gwen McDonald	47	Senior Vice President, Corporate Services
Mark D. Michael	51	Senior Vice President, Legal, General Counsel, and Secretary
Mark Slaven	45	Senior Vice President, Finance and Planning, and Chief Financial Officer

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

DENNIS CONNORS has been President of CommWorks Corporation since June 2002. Prior to that, he was President of 3Com Business Connectivity Company from June 2001 to June 2002, Senior Vice President of e-Commerce Group from June 2000 to June 2001, and Senior Vice President of Global Customer Service from November 1999 to June 2001. Prior to joining 3Com, Mr. Connors was the Executive Vice President and General Manager of Business Operations and Services for Ericsson, Inc. He also served as Ericsson's Vice President and Global Business Manager for WorldCom in 1997. During his tenure in Private Radio Systems in the Ericsson/General Electric joint venture, Mr. Connors was the Vice President of Global Product Development and Operations from 1995 through 1997, and between 1993 and 1995 Mr. Connors was the Vice President of Marketing and Research and Development.

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

JEANNE COX has been 3Com's Vice President of Corporate Branding and Communications since January 2002. Ms. Cox joined 3Com in July 2000 as Vice President of Global Corporate Communications. Prior to joining 3Com, Ms. Cox worked for Visa International Asia-Pacific as General Manager of Corporate Relations from 1990 to 1994, and again from 1997 to 2000. From 1994 to 1996, Ms. Cox was the Vice President of Communications and Marketing Services with Twenty First Century Marketing Group, and from 1985 to 1990 she served as the Vice President of the Consumer Division with the public relations firm of Manning, Selvage & Lee in New York City.

GWEN MCDONALD has been 3Com's Senior Vice President of Corporate Services since August 2001, and Interim Senior Vice President of Corporate Services from May 2001 to August 2001. Prior to that, Ms. McDonald served in various capacities in Human Resources within 3Com for the past 12 years, including Vice President of worldwide Human Resources for Staffing and Operations and Vice President of worldwide Human Resources for Supply Operations. Prior to joining 3Com, Ms. McDonald was the HR manager for LSI Logic's Santa Clara operations in 1988 and served Fairchild Semiconductor for the 12 years prior to that, holding numerous key HR positions within Fairchild.

MARK D. MICHAEL has been 3Com's Senior Vice President, Legal, General Counsel, and Secretary since May 1999. Mr. Michael served as Senior Vice President, Legal, General Counsel and Secretary since September 1997. Mr. Michael joined 3Com in 1984 as Counsel, was named Assistant Secretary in 1985, and General Counsel in 1986. Prior to joining 3Com, Mr. Michael was engaged in the private practice of law with law firms in Honolulu, Hawaii from 1977 to 1981 and in San Francisco from 1981 to 1984.

MARK SLAVEN has been 3Com's Senior Vice President, Finance and Planning, and Chief Financial Officer since June 2002. Prior to his appointment to this role, Mr. Slaven served as Vice President of Treasury, Tax, Trade and Investor Relations. Mr. Slaven has been Vice President and Treasurer since August 2000. Prior to that, Mr. Slaven was Vice President of Finance for Supply Chain Operations since joining the company through 3Com's acquisition of U.S. Robotics in June 1997, where he was Vice President of Finance for U.S. Robotics' manufacturing division. Before joining U.S. Robotics, Mr. Slaven was Chief Financial Officer of the personal printer division at Lexmark International Inc.

PART II

ITEM 5. Market for 3Com Corporation's Common Stock and Related Stockholder Matters

Fiscal 2002	High	Low	Fiscal 2001	High	Low
First Quarter	$5.66	$4.11	First Quarter	$17.94	$9.65
Second Quarter	4.80	3.45	Second Quarter	20.69	12.25
Third Quarter	6.85	4.66	Third Quarter	13.38	7.13
Fourth Quarter	6.48	5.17	Fourth Quarter	7.16	4.55

Our common stock has been traded on the Nasdaq Stock Market under the symbol COMS since our initial public offering on March 21, 1984. The preceding table sets forth the high and low closing sales prices as reported on the Nasdaq Stock Market during the last two years. As of July 26, 2002, we had approximately 5,333 stockholders of record. We have not paid and do not anticipate that we will pay cash dividends on our common stock.

On July 27, 2000, we distributed to our stockholders in the form of a stock dividend 1.4832 shares of Palm for each outstanding share of 3Com common stock. The stock prices presented above are restated stock prices and reflect the distribution of our ownership in Palm to our stockholders.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes our equity compensation plans as of May 31, 2002:

(Shares in thousands)	Number of securities to be issued upon exercise of options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)
Equity compensation plans approved by stockholders	26,613	$7.82	37,499
Equity compensation plans not approved by stockholders	84,489	7.07	72,026

Total	111,102	$7.25	109,525

Options issued and available for future issuance outside of the stockholder-approved plans have been issued primarily under the 1994 Stock Option Plan, as amended, whose features are substantially similar to those of the stockholder-approved plans. Also, additional options have been issued outside of stockholder-approved plans arising from the assumptions of options in connection with acquisitions. No additional options are available for future issuance under plans assumed from acquisitions.

During the period from June 1, 2002 through July 26, 2002, we have granted an additional 11.6 million stock options at an average price of $4.49 per share.

ITEM 6. Selected Financial Data

The following selected financial information has been derived from the audited consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and

Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

	Fiscal Years ended
(In thousands, except per share and employee data)	May 31, 2002	June 1, 2001	June 2, 2000	May 28, 1999	May 31, 1998
Sales	$1,477,932	$2,820,881	$4,333,942	$5,202,253	$5,156,016
Net income (loss)	(595,950)	(965,376)	674,303	403,874	30,214
Income (loss) from continuing operations	(595,950)	(969,913)	615,563	364,945	23,046
Income (loss) per share, continuing operations:
Basic	$(1.71)	$(2.81)	$1.77	$1.01	$0.07
Diluted	(1.71)	(2.81)	1.72	0.99	0.06

Total assets	$2,526,792	$3,456,872	$6,617,774	$4,250,844	$3,875,152
Assets, net of discontinued operations	2,526,792	3,456,872	5,559,537	4,170,564	3,780,778
Working capital, net of discontinued operations (1)	1,159,822	1,397,977	3,181,420	2,111,909	1,839,527
Long-term obligations	73,365	10,536	141,285	94,268	92,135
Retained earnings	35,814	771,639	1,982,079	1,403,709	1,079,775
Stockholders' equity	1,950,205	2,505,421	4,043,064	3,196,455	2,807,495
Number of employees	4,615	8,165	10,597	12,543	12,610

(1)
Working capital is defined as total current assets less total current liabilities.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are outlined within Item 8 as Note 2 to the consolidated financial statements. Some of those accounting policies require us to make estimates and assumptions that affect the amounts reported by us. The following items require the most significant judgment and often involve complex estimation:

Revenue recognition:    We generally recognize a sale when the product has been delivered and risk of loss has passed to the customer, collection of the resulting receivable is reasonably assured, persuasive evidence of an arrangement exists, and the fee is fixed or determinable. The assessment of whether the fee is fixed or determinable considers whether a significant portion of the fee is due after its normal payment terms. If we determine that the fee is not fixed or determinable, we recognize revenue at the time the fee becomes due, provided that all other revenue recognition criteria have been met. Also, sales arrangements, particularly with CommWorks customers, may contain product acceptance requirements that can impact the timing of the recognition of the related revenue.

We assess collectibility based on a number of factors, including general economic and market conditions, past transaction history with the customer, and the credit-worthiness of the customer. We do not typically request collateral from our customers. If we determine that collection of the fee is not probable, then we will defer the fee and recognize revenue upon receipt of payment.

A significant portion of our sales are to distributors and value-added resellers. Revenue is generally recognized at the time of shipment, assuming all other revenue recognition criteria are met. Sales to these customers are recorded net of appropriate allowances, including estimates for product returns, price protection, and potentially excess channel inventory levels.

Service and maintenance revenue is recognized ratably over the life of the contract.

Allowance for doubtful accounts:    We continuously monitor payments from our customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When we evaluate the adequacy of our allowances for doubtful accounts, we take into account various factors including our accounts receivable aging, customer credit-worthiness, historical bad debts, and geographic and political risk. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of May 31, 2002, our net accounts receivable balance was $147.1 million.

Inventory:    Inventory is stated at the lower of standard cost, which approximates cost, or net realizable value. Cost is based on a first-in, first-out basis. We review net realizable value of inventory, both on hand as well as for inventory that we are committed to purchase, in detail on an on-going basis, with consideration given to deterioration, obsolescence, and other factors. If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, additional write-downs or adjustments to recognize additional cost of sales may be required. As of May 31, 2002, our inventory balance was $61.8 million.

Goodwill and intangible assets:    We review the value of our long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. During fiscal 2002, we recognized $70.1 million for write downs of goodwill and intangible assets. As of May 31, 2002, we had $94.2 million of goodwill and intangible assets remaining on the balance sheet, the value of which we believe is realizable based on the estimated future cash flows of the associated products and technology. However, it is possible that the estimates and assumptions used, such as future sales and expense levels, in assessing that value may need to be reevaluated in the case of continued market deterioration, which could result in further impairment of these assets.

Restructuring charges:    Over the last several years we have undertaken significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities. These plans have required us to utilize significant estimates related to held for sale properties, which resulted in both accelerated depreciation charges and write downs of those properties. In addition, we have had to record estimated expenses for severance and outplacement costs, lease cancellations, long-term asset write downs, and other restructuring costs. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. The accounting for restructuring costs and asset impairments requires us to record provisions and charges when we have a formal and committed plan. Our policies, as supported by current authoritative guidance, require us to continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. As management continues to evaluate the business, there may be additional charges for new restructuring activities as well as changes in estimates to amounts previously recorded.

Warranty:    A limited warranty is provided on our products for periods ranging from 90 days to the lifetime of the product, depending upon the product, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required.

RESTRUCTURING ACTIVITIES

Beginning in the fourth quarter of fiscal 2000, we undertook several initiatives aimed at both changing business strategy as well as improving operational efficiencies. We recorded restructuring charges of $167.5 million, $163.7 million, and $68.9 million in the fiscal years ended May 31, 2002, June 1, 2001, and June 2, 2000, respectively.

Actions Related to Reduction in Force and Cost Reduction Efforts

Beginning in the third quarter of fiscal 2001 and continuing through fiscal 2002, we restructured our operations to enhance the focus and cost effectiveness in serving our markets. Three independent businesses—Business Connectivity Company, Business Networks Company, and CommWorks Corporation—were formed through this restructuring effort, with each business utilizing central shared corporate services. As part of this restructuring effort, we implemented reductions in force and cost reduction actions aimed at expense and asset reduction; exited our consumer Internet Appliance, cable modem, and digital subscriber line (DSL) modem product lines; and increased our outsourcing of the manufacturing of high volume server, desktop and mobile connectivity products in a contract manufacturing arrangement. Concurrent with such outsourcing, we have been consolidating our real estate portfolio. We sold our manufacturing and distribution facilities in Singapore in fiscal 2002, and plan to sell additional facilities in several locations in the United States. For the fiscal years ended May 31, 2002 and June 1, 2001, we recorded charges of approximately $167.6 million and $150.7 million, respectively, related to these restructuring initiatives. We expect to incur additional charges in fiscal 2003 related to our continued cost reduction efforts, including the integration of BCC into BNC as announced in June 2002. Although we are integrating BCC into BNC to realize cost savings from a common infrastructure, the basic connectivity division within BCC will be reported separately from the integrated BNC to internal management, including the chief operating decision maker. As a result, the principal operating segments for fiscal 2003 will be: 1) Business Networks Company, 2) CommWorks, and 3) Connectivity Division.

Exit from the Analog-Only Modem and High-End LAN/WAN Chassis Product Lines and Separation of Palm

We realigned our strategy in the fourth quarter of fiscal 2000 to focus on high-growth markets, technologies, and products. In support of this strategy, we exited our analog-only modem and high-end LAN and WAN chassis product lines and completed the separation of Palm. For the fiscal years ended May 31, 2002 and June 1, 2001, we recorded a restructuring credit of $0.2 million and a charge of $13.2 million, respectively, relating to these activities. For the fiscal year ended June 2, 2000, we recorded net restructuring charges of $59.0 million, consisting of restructuring charges of approximately $125.4 million, partially offset by a gain recognized upon receipt of a warrant to purchase common stock in Extreme Networks, Inc., valued at $66.4 million. We also recorded a credit of $0.2 million and charges of $9.9 million for the fiscal years ended June 1, 2001 and June 2, 2000, respectively, related to the separation of Palm. We completed our restructuring activities associated with the exit of the analog-only modem and high-end LAN and WAN chassis product lines during fiscal 2001.

BUSINESS COMBINATIONS AND JOINT VENTURES

We completed the following transactions during the fiscal year ended June 1, 2001:

  •
  During the third quarter of fiscal 2001, we acquired the Gigabit Ethernet NIC business of Alteon WebSystems (Alteon), a wholly-owned subsidiary of Nortel, for an aggregate purchase price of

    $123.0 million, consisting of cash paid to Nortel of $122.0 million and $1.0 million of costs directly attributable to the completion of the acquisition. We purchased the Alteon NIC business and are licensing certain Gigabit Ethernet-related technology and intellectual property from Alteon.

    Approximately $22.5 million of the aggregate purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use, and was charged to operations in the third quarter of fiscal 2001. A risk adjusted after-tax discount rate of 25 percent was applied to the in-process project's cash flows. This purchase resulted in $86.0 million of goodwill and other intangible assets that were being amortized over an estimated useful life of four years.

    In fiscal 2002, we determined that lower than anticipated revenue growth resulted in an impairment of the goodwill and developed product technology that arose from the acquisition of Alteon. These intangible assets were written down $50.9 million to fair value, which was estimated using discounted future cash flows. The impairment charge was included in amortization and write down of intangibles, and is a component of contribution margin for BCC as reported in Note 18 of the consolidated financial statements. As a result of the analysis, we wrote down all of the Alteon-related goodwill and a portion of the Alteon developed product technology. Remaining net intangible assets continue to be amortized over their original useful lives.

  •
  During the second quarter of fiscal 2001, we acquired Nomadic Technologies, Inc. (Nomadic), a developer of wireless networking products that we have incorporated into solutions for both small business and enterprise customers, for an aggregate purchase price of $31.8 million, consisting of cash paid to Nomadic of $23.5 million, issuance of restricted stock with a fair value of $3.8 million, stock options assumed with a fair value of $4.3 million, and $0.2 million of costs directly attributable to the completion of the acquisition.

  For financial reporting purposes, the aggregate purchase price was reduced by the intrinsic value of unvested stock options and restricted stock totaling $6.9 million, which was recorded as deferred stock-based compensation and is being amortized over the respective vesting periods. Approximately $8.3 million of the aggregate purchase price represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use, and was charged to operations in the second quarter of fiscal 2001. A risk adjusted after-tax discount rate of 30 percent was applied to the in-process projects' cash flows. This purchase resulted in $18.6 million of goodwill and other intangible assets that were being amortized over estimated useful lives of three to five years. Finite-lived intangible assets continue to be amortized over their original useful lives, whereas remaining indefinite-lived intangible assets will no longer be amortized, but reviewed for impairment at least annually in accordance with our adoption of Statement of Financial Accounting Standard (SFAS) 142, effective June 1, 2002.

  •
  During the first quarter of fiscal 2001, we acquired Kerbango, Inc. (Kerbango), developer of the Kerbango™ Internet radio, radio tuning system, and radio web site, for an aggregate purchase price of $73.5 million, consisting of cash paid to Kerbango of $52.2 million, issuance of restricted stock with a fair value of $17.2 million, stock options assumed with a fair value of $3.8 million, and $0.3 million of costs directly attributable to the completion of the acquisition. In addition, deferred cash payments to founders and certain former employees totaling $7.7 million were contingent upon certain events occurring through July 2002.

  For financial reporting purposes, the aggregate purchase price, excluding deferred cash payments, was reduced by the intrinsic value of unvested stock options and restricted stock totaling $20.2 million, which was recorded as deferred stock-based compensation and was being amortized over the respective vesting periods. Approximately $29.4 million of the aggregate purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use, and was charged to operations in the first quarter of fiscal 2001. A risk adjusted after-tax discount rate of 35 percent was applied to the in-process project's cash flows. This purchase resulted in $33.7 million of goodwill and other intangible assets that were being amortized over estimated useful lives of three to five years.

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

  •
  During the first quarter of fiscal 2001, we completed the transfer of our analog-only modem product lines to U.S. Robotics Corporation (New USR), the new joint venture formed with Accton and NatSteel Electronics. We contributed $3.1 million of assets to New USR for an 18.7% investment in the joint venture. New USR assumed the analog-only modem product line, including U.S. Robotics and U.S. Robotics Courier branded modems.

  During fiscal 2001, we wrote off our $3.1 million investment in New USR as the value of this investment was determined to be other-than-temporarily impaired. The amount was charged to gains (losses) on investments, net.

We completed the following transactions during the fiscal year ended June 2, 2000:

  •
  During the fourth quarter of fiscal 2000, we acquired Call Technologies, Inc. (Call Technologies), a developer of Unified Messaging (UM) and carrier-class Operational Systems and Support (OSS) software solutions for service providers, for an aggregate purchase price of $86.0 million, consisting of cash of approximately $73.4 million, assumption of stock options with a fair value of approximately $8.6 million, the assumption of $1.4 million in debt, and $2.6 million of costs directly attributable to the completion of the acquisition. Approximately $10.6 million of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use, and was charged to operations in the fourth quarter of fiscal 2000. This purchase resulted in approximately $86.7 million of goodwill and other intangible assets that were being amortized over estimated useful lives of three to seven years.

  The weakened telecommunications industry conditions in fiscal 2002 and 2001 resulted in the impairments of the goodwill and related intangible assets that arose from the Call Technologies acquisition. These assets were written down $15.3 million and $18.2 million in fiscal 2002 and 2001, respectively, to fair value, which was estimated using discounted future cash flows. The write down in fiscal 2002 related to goodwill and acquired customer relationships. The fiscal 2001 write down included a portion of the developed technology and associated goodwill. These impairment charges were included in amortization and write down of intangibles, and are components of contribution margin for CommWorks as reported in Note 18 of the consolidated financial statements. Remaining net finite-lived intangible assets continue to be amortized over their original useful lives, whereas remaining indefinite-lived intangible assets will no longer be amortized, but reviewed for impairment at least annually in accordance with our adoption of SFAS 142, effective June 1, 2002.

  •
  During the third quarter of fiscal 2000, we acquired LANSource Technologies, Inc. (LANSource), a developer of Internet and LAN fax software and modem sharing software, for an aggregate purchase price of $15.8 million in cash, including $0.2 million of costs directly attributable to the completion of the acquisition. Approximately $2.9 million of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use, and was charged to operations in the third quarter of fiscal 2000. This purchase resulted in approximately $13.3 million of goodwill and other intangible assets that were being amortized over estimated useful lives of two to five years.

    As part of our efforts to improve profitability in fiscal 2001, we decided that we would exit certain LANSource product lines and license the technology to a former competitor in that market. As a result of this decision, we determined that an impairment of developed technology and related goodwill that arose from the LANSource acquisition had occurred. These assets were written down $1.1 million to their estimated realizable fair value. This amount was included in restructuring charges in fiscal 2001. Also in fiscal 2001, we determined that a customer's product line discontinuation resulted in an impairment of a license agreement and related goodwill that arose from the LANSource acquisition. Those assets were determined to have no future value, and accordingly $1.0 million was written off.

    In fiscal 2002, weakened telecommunications industry conditions indicated further impairment of LANSource goodwill and intangible assets, primarily for core technology and related goodwill. These assets were written down approximately $3.9 million to fair value, which was estimated using discounted future cash flows. The $3.9 million and $1.0 million impairment charges recorded in fiscal 2002 and 2001, respectively, were included in amortization and write down of intangibles, and are components of contribution margin for CommWorks as reported in Note 18 of the consolidated financial statements. Remaining net finite-lived intangible assets continue to be amortized over their original useful lives, whereas remaining indefinite-lived intangible assets will no longer be amortized, but reviewed for impairment at least annually in accordance with our adoption of SFAS 142, effective June 1, 2002.

  •
  During the third quarter of fiscal 2000, we acquired Interactive Web Concepts, Inc. (IWC), an Internet business consulting, creative design, and software engineering firm, for an aggregate purchase price of $3.5 million in cash, including $0.1 million of costs directly attributable to the completion of the acquisition. This purchase resulted in approximately $4.1 million of goodwill and other intangible assets that were being amortized over estimated useful lives of three years.

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

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal years indicated, the percentage of total sales represented by the line items reflected in our consolidated statements of operations:

	Fiscal Years Ended
	May 31, 2002	June 1, 2001	June 2, 2000
Sales	100.0%	100.0%	100.0%
Cost of sales	67.6	81.1	57.1

Gross margin	32.4	18.9	42.9

Operating expenses:
Sales and marketing	22.4	28.4	22.0
Research and development	19.3	19.0	13.8
General and administrative	8.9	6.5	4.9
Amortization and write-down of intangibles	7.9	2.5	0.6
Restructuring charges	11.3	5.8	1.6
Losses (gains) on land and facilities, net	0.1	(6.3)	(0.6)
Purchased in-process technology	—	2.1	0.3
Merger-related credits, net	—	—	(0.1)

Total operating expenses	69.9	58.0	42.5

Operating income (loss)	(37.5)	(39.1)	0.4
Gains (losses) on investments, net	(1.2)	(0.7)	19.4
Litigation settlement	—	(8.8)	—
Interest and other income, net	4.6	5.1	2.4

Income (loss) from continuing operations before income taxes and equity interests	(34.1)	(43.5)	22.2
Income tax provision (benefit)	6.2	(9.1)	7.9
Other interests in loss of consolidated joint venture	—	—	—
Equity interest in loss of unconsolidated investee	—	—	0.1

Income (loss) from continuing operations	(40.3)	(34.4)	14.2
Income from discontinued operations	—	0.2	1.4

Net income (loss)	(40.3)%	(34.2)%	15.6%

Comparison of fiscal years ended May 31, 2002 and June 1, 2001

Sales

Fiscal 2002 sales totaled $1,477.9 million, a decrease of 48 percent from fiscal 2001 sales of $2,820.9 million. During fiscal 2002, our principal operating segments were: 1) Business Networks Company, 2) Business Connectivity Company, and 3) CommWorks.

Business Networks Company.    Sales of BNC products (switches, hubs, networked telephony, wireless LANs, and customer service and support) in fiscal 2002 were $773.7 million, a decrease of 27 percent from fiscal 2001 sales of $1,057.0 million. The decline in sales of BNC products, particularly in stackable and small business switches and hubs, when compared to fiscal 2001 was due primarily to weaker industry conditions as a result of the continued economic downturn. Additionally, BNC products in general experienced average selling price (ASP) erosion due to increased competition. Service revenue decreased due to fewer maintenance contract renewals. Offsetting the general trend, BNC experienced an increase in sales of its Stackable Gigabit Ethernet switching products. Sales of BNC products represented 52 percent of total sales in fiscal 2002 compared to 37 percent of total sales in fiscal 2001.

Business Connectivity Company.    Sales of BCC products (wired and wireless NICs and PC cards, LAN On Motherboard ASICs, and Mini-PCI) in fiscal 2002 were $474.8 million, a decrease of 51 percent from fiscal 2001 sales of $966.5 million. The decrease in sales of BCC products when compared to fiscal 2001 was due primarily to lower ASPs and declining unit sales. Factors that reduced ASPs were a shift in the market from NICs and PC Cards to the lower priced LOM and Mini-PCI form factors, an increase in the proportion of sales to OEMs, and pressure from increased competition. Unit sales also declined as lower priced form factors—in particular the connectivity that is integrated into the Bridgechip set of the PC—began to replace NICs and LOMs, and due to the economic downturn that started after the first quarter of fiscal 2001. These declines were partially offset by increased sales of our Gigabit Ethernet NIC products, as more high-end users demanded the faster connectivity available through Gigabit products. Sales of BCC products represented 32 percent of total sales in fiscal 2002 compared to 34 percent of total sales in fiscal 2001. As the market shifts towards the LOM form factor, we expect a continued downward trend in the sales of BCC products, due partially to the lower ASPs generated by these products, but more significantly due to our overall lower market share in this segment of the market.

CommWorks.    Sales of CommWorks products (hardware platforms for wireline and wireless access, software and softswitch elements that enable services to be delivered over these platforms, and professional services for network service providers) in fiscal 2002 were $219.0 million, a decrease of approximately $180.7 million, or 45 percent, compared to fiscal 2001. The decline in sales compared to a year ago was experienced in both wireline and wireless products, and was due to significantly weakened market conditions in the telecommunications industry, resulting in significantly reduced capital expenditures by telecommunications carriers and service providers and, as a result, reduced purchases of our wireline and wireless access products. Sales of CommWorks products represented 15 percent of total sales in fiscal 2002 compared to 14 percent of total sales in fiscal 2001. The amounts and timing of future capital expenditures by carriers and service providers is highly uncertain in light of the current depressed industry market conditions, and we do not anticipate any significant improvement in overall industry market conditions in the near future.

Exited Product Lines.    Sales of exited product lines (consumer cable and DSL modem products, analog-only modems, high-end LAN and WAN chassis products, and internet appliances) in fiscal 2002 were $10.5 million, a decrease of 97 percent from fiscal 2001 sales of $397.6 million. The majority of fiscal 2002 sales of exited products took place in the first fiscal quarter. This substantial elimination of sales of these products was due to our change in strategic focus. We will, however, recognize revenue relating to these products in fiscal 2003 that was deferred as of May 31, 2002. Sales of exited products represented one percent of total sales in fiscal 2002 compared to 14 percent of total sales in fiscal 2001.

Geographic.    U.S. sales represented 40 percent of total sales in fiscal 2002 compared to 45 percent in fiscal 2001, and decreased 54 percent when compared to fiscal 2001. International sales in fiscal 2002 decreased 42 percent when compared to fiscal 2001. The overall decline in both U.S. and international sales is largely attributable to the worldwide deteriorating economic conditions, especially in the telecommunications industry.

Gross Margin

Gross margin as a percentage of sales was 32.4 percent in fiscal 2002, compared to 18.9 percent in fiscal 2001. Gross margin improved seven percentage points due to reductions in period costs, which were higher in fiscal 2001 as a result of provisions for excess and obsolete inventory due to reduced demand and the discontinuation of our consumer product lines. Gross margin improved four percentage points due to increases in standard margins. Standard margin improved primarily due to the discontinuation of low-margin consumer products and cost reductions in BNC products. These improvements were partially offset by increased price competition and a mix shift towards lower margin BCC OEM products. Gross margin improved three percentage points in fiscal 2002 due primarily to the elimination of minimum volume purchase commitments with subcontract manufacturers that we incurred in fiscal 2001. Sales of previously written off inventory did not materially improve gross margin in fiscal 2002.

Operating Expenses

Operating expenses in fiscal 2002 were $1,032.3 million, or 69.9 percent of sales, compared to $1,635.8 million, or 58.0 percent of sales, in fiscal 2001. Excluding amortization and write down of intangibles of $116.7 million, restructuring charges of $167.5 million, and net losses on land and facilities of $1.4 million, operating expenses were $746.8 million, or 50.5 percent of sales for fiscal 2002. Excluding amortization and write down of intangibles of $69.7 million, restructuring charges of $163.7 million, net gains on land and facilities of $178.8 million, purchased in-process technology charges of $60.2 million, and net merger-related credits of $0.7 million, operating expenses were $1,521.8 million, or 53.9 percent of sales for fiscal 2001.

Sales and Marketing.    Sales and marketing expenses in fiscal 2002 decreased $473.3 million, or 58.9 percent, from fiscal 2001. Sales and marketing expenses as a percentage of sales decreased to 22.4 percent of sales in fiscal 2002 compared to 28.4 percent of sales in fiscal 2001. The year-over-year decrease in sales and marketing expenses was attributable to lower selling expenses resulting from the decrease in sales, the exit of product lines associated with our restructuring activities, reduced headcount, and other cost reduction efforts. In addition, fiscal 2001 had higher than normal spending for corporate branding programs.

Research and Development.    Research and development expenses in fiscal 2002 decreased $250.1 million, or 46.7 percent, compared to fiscal 2001. Research and development expenses as a percentage of sales in fiscal 2002 were relatively flat as compared to fiscal 2001. The year-over-year decrease in research and development expenses in absolute dollars was primarily due to headcount reductions and cost reduction efforts, especially in our discontinued and mature product lines. We expect research and development expenses will decrease in absolute dollars in future periods as we consolidate our projects into a fewer number of lower-cost locations.

General and Administrative.    General and administrative expenses in fiscal 2002 decreased $51.5 million, or 28.3 percent, from fiscal 2001. As a percentage of sales, general and administrative expenses increased to 8.9 percent of sales in fiscal 2002 compared to 6.5 percent of sales in fiscal 2001. The year-over-year decrease in general and administrative expenses in absolute dollars was primarily due to decreased headcount, cost reduction efforts, and lower legal expenses relating to patent prosecution. In fiscal 2002 there were fewer new patent filings because of reduced research and development activities. The year-over-year increase as a percentage of sales was due to our inability to reduce fixed costs at the same rate as our decline in sales. We expect that general and administrative expenses will decrease in absolute dollars in future periods.

Amortization and Write Down of Intangibles.    Amortization and write down of intangibles in fiscal 2002 of $116.7 million increased $47.0 million, compared to $69.7 million in fiscal 2001. Charges in fiscal 2002 included $70.1 million of write downs for impairment of intangibles and $46.6 million of amortization. Impairment charges in fiscal 2002 include $50.9 million for goodwill and developed product technology related to the Alteon acquisition, $15.3 million for goodwill and acquired customer relationships related to the Call Technologies acquisition, and $3.9 million related primarily to core technology and related goodwill that arose from the LANSource acquisition. As discussed in "Management's Discussion and Analysis-Effects of Recent Accounting Pronouncements," we adopted SFAS 142 at the beginning of fiscal 2003. While we are still in the process of determining the impact of impairment losses, if any, arising from the initial application of SFAS 142, the amortization of goodwill and indefinite-lived intangible assets ceased as of June 1, 2002. At the time of our adoption of SFAS 142, assuming no future impairments, amortization for fiscal 2003 will be approximately $9.6 million.

Restructuring Charges.    During fiscal 2002 and fiscal 2001, we undertook several initiatives aimed at both changing business strategy as well as improving operational efficiencies. Restructuring charges in fiscal 2002 and fiscal 2001 were $167.5 million and $163.7 million, respectively. Expenses for fiscal 2002 included $93.9 million for facility-related charges, comprised of $41.4 million for accelerated depreciation on our Mount Prospect facility, $24.4 million in write downs of held for sale property, $14.3 million for the loss on the sale of our Singapore manufacturing facility, and $13.8 million for other facility charges; $53.0 million for severance and outplacement costs; $13.6 million for long-term asset write-downs, and $7.1 million for other restructuring charges. These charges were the result of both cost reduction actions we took to restructure our operations that were announced on December 21, 2000, consolidation of our manufacturing facilities and the discontinuation of our consumer cable and DSL modem product lines as announced during June 2001, and continued efforts to improve our cost structure.

The write downs of held for sale property in fiscal 2002 related to our Mount Prospect facility and a portion of the Santa Clara campus. Depreciation is stopped on held for sale properties, and any related rental income is recorded as an offset to operating expenses, as is all rental income. Rental income for both owned and leased properties was $41.9 million, $32.6 million, and $8.6 million for fiscal 2002, 2001, and 2000, respectively. We have properties held for sale in Santa Clara, Mount Prospect, and Salt Lake City, and the total net book value of assets associated with these properties was $71.6 million as of May 31, 2002. As discussed in Note 21 of the consolidated financial statements, we sold our Mount Prospect property in the first quarter of fiscal 2003.

Restructuring charges in fiscal 2001 were due to both our restructuring plans announced on December 21, 2000, as well as our exit of our analog-only modem and high-end LAN and WAN chassis product lines.

Losses (Gains) on Land and Facilities, Net.    Net loss on land and facilities was $1.4 million for fiscal 2002. This was due to the write down of held for sale property in Salt Lake City that was classified as such prior to the inception of our restructuring program. During fiscal 2001, 3Com finalized the sale of a 39-acre parcel of undeveloped land in San Jose, California to a financial institution as directed by Palm for total net proceeds of approximately $215.6 million. 3Com recorded a net gain of $174.4 million related to this sale. In February 2001, 3Com sold a vacated office and manufacturing building in Morton Grove, Illinois for total net proceeds of $12.4 million, resulting in a gain of approximately $4.4 million.

Gains (Losses) on Investments, Net

During fiscal 2002, net losses on investments were $17.9 million, comprised of $30.5 million of net losses recognized due to fair value adjustments of investments in limited partnership venture capital funds and write downs of other-than-temporary declines in value of investments in private companies, offset by $12.6 million of net gains realized on sales of publicly traded equity securities. In fiscal 2001, net losses on investments were $18.6 million, comprised of $135.7 million of net losses recognized due to fair value adjustments of investments in limited partnership venture capital funds and write downs of other-than-temporary declines in value of both publicly traded securities and investments in private companies, offset by $117.1 million of net gains realized on sales of publicly traded equity securities.

Interest and Other Income, Net

Interest and other income, net was $67.4 million in fiscal 2002, compared to $144.6 million in fiscal 2001. The decrease of $70.2 million compared to fiscal 2001 was primarily due to lower interest income as a result of lower cash and short-term investment balances as well as lower interest rates, plus higher interest expense due to borrowings on our term loan and revolving line of credit, partially offset by $12.1 million of interest income on a tax refund received in the second quarter of fiscal 2002.

Income Tax Provision (Benefit)

Our income tax expense was 18.1 percent of our pre-tax loss in fiscal 2002, compared to an effective income tax benefit rate of 21.0 percent in fiscal 2001. Our fiscal 2002 expense is due to providing income taxes in foreign and state jurisdictions and the write down of the domestic deferred tax asset that had been supported by the appreciation in our real estate portfolio. However, due to the decline in the commercial real estate market, realization became uncertain and this tax asset was written down during fiscal 2002. At May 31, 2002, the remaining net deferred tax asset reflects foreign deductible temporary differences. Although realization is not assured, we believe that it is more likely than not that the net deferred tax asset will be realized by our foreign subsidiaries.

Comparison of fiscal years ended June 1, 2001 and June 2, 2000

Sales

Fiscal 2001 sales totaled $2,820.9 million, a decrease of 35 percent from fiscal 2000 sales of $4,333.9 million.

Business Networks Company.    Sales of BNC products in fiscal 2001 were $1,057.0 million, a decrease of 25 percent from fiscal 2000 sales of $1,416.6 million. The decrease in sales of BNC products when compared to fiscal 2000 was due primarily to our stackable and modular switch products and professional service revenue. The decrease in product sales was due to weaker industry conditions as a result of the economic downturn. We also experienced ASP erosion due to increased competition. In addition, the exiting of our large, complex chassis products at the end of fiscal 2000 and cost reduction efforts in fiscal 2001 also resulted in disruptions in sales of our ongoing products. The decrease in sales was partially offset by growth in new product and market segments such as Gigabit switching, LAN telephony and wireless LANs. Professional service revenue decreased due to fewer integration and consulting projects. The decrease in projects was attributable to both the decline in sales of products and a shift in product mix towards solutions that were easier to install. Sales of BNC products represented 37 percent of total sales in fiscal 2001 compared to 33 percent of total sales in fiscal 2000.

Business Connectivity Company.    Sales of BCC products in fiscal 2001 were $966.5 million, a decrease of 25 percent from fiscal 2000 sales of $1,280.0 million. The decrease in sales of BCC products when compared to fiscal 2000 was due primarily to sharp declines in ASPs. Decreases in ASPs were caused by a product transition from NICs and PC Cards to LOM and Mini-PCI form factors and pricing pressures from OEM partners. The decrease in sales was partially offset by growth in Gigabit NICs, with the penetration of this market partially aided by the fiscal 2001 acquisition of Alteon. Sales of BCC products represented 34 percent of total sales in fiscal 2001 compared to 30 percent of total sales in fiscal 2000.

CommWorks.    Sales of CommWorks products in fiscal 2001 were $399.7 million, a decrease of 31 percent from fiscal 2000 sales of $577.8 million. The decrease in sales of CommWorks products when compared to fiscal 2000 was due primarily to the slowdown in the telecommunications industry, which resulted in a significant decline in revenues from our wireline products, partially offset by growth of our wireless products. Sales of CommWorks products represented 14 percent of total sales in fiscal 2001 compared to 13 percent of total sales in fiscal 2000.

Exited Product Lines.    Sales of exited product lines in fiscal 2001 were $397.6 million, a decrease of 62 percent from fiscal 2000 sales of $1,059.6 million. The decrease in sales of exited product lines when compared to fiscal 2000 was due primarily to the impact of our business restructuring and change in strategic focus. Sales of exited products represented 14 percent of total sales in fiscal 2001 compared to 24 percent of total sales in fiscal 2000.

Geographic.    U.S. sales represented 45 percent of total sales in fiscal 2001 compared to 49 percent in fiscal 2000 and decreased 40 percent when compared to fiscal 2000. International sales in fiscal 2001 decreased

30 percent when compared to fiscal 2000. The overall decline in both U.S. and international sales was largely attributable to the worldwide deteriorating economic conditions, especially in the telecommunications industry.

Gross Margin

Gross margin as a percentage of sales was 18.9 percent in fiscal 2001, compared to 42.9 percent in fiscal 2000. Gross margin declined ten percentage points in fiscal 2001 due to reductions in standard margin. The decline in standard margin was primarily caused by a mix shift to lower-margin commercial access and consumer broadband modem products and eroding prices on LAN infrastructure, NIC, and PC Card products. Gross margin declined eight percentage points in fiscal 2001 resulting from higher provisions for excess and obsolete inventory due to reduced demand and the discontinuation of our consumer product lines. Gross margin declined six percentage points in fiscal 2001 due to underutilized capacity in our manufacturing plants and commitment shortfalls with subcontract manufacturers. We also recorded a liability related to future contractual commitments with a subcontract manufacturer as a result of our intention to exit our consumer product lines and the reduction in sales demand.

Operating Expenses

Operating expenses in fiscal 2001 were $1,635.8 million, or 58.0 percent of sales, compared to $1,839.2 million, or 42.5 percent of sales in fiscal 2000. Excluding amortization and write down of intangibles of $69.7 million, restructuring charges of $163.7 million, net gains on land and facilities of $178.8 million, purchased in-process technology charges of $60.2 million, and net merger-related credits of $0.7 million, operating expenses were $1,521.8 million, or 53.9 percent of sales for fiscal 2001. Excluding amortization and write down of intangibles of $24.5 million, restructuring charges of $68.9 million, net gains on land and facilities of $25.5 million, purchased in-process technology charges of $13.5 million, and net merger-related credits of $2.3 million, operating expenses were $1,760.1 million, or 40.6 percent of sales for fiscal 2000.

Sales and Marketing.    Sales and marketing expenses in fiscal 2001 decreased $145.2 million or 15.3 percent from fiscal 2000. Sales and marketing expenses as a percentage of sales increased to 28.4 percent of sales in fiscal 2001 compared to 22.0 percent of sales in fiscal 2000. The year-over-year decrease in sales and marketing expenses in absolute dollars was attributable to lower selling expenses resulting from the decease in sales, the exit of product lines associated with our restructuring activities, reduced headcount, and other cost-reduction efforts. These decreases were partially offset by increased spending on corporate advertising and brand recognition programs. The year-over-year increase as a percentage of sales was affected by the decline in sales greater than the decrease in sales force and related expenses as described above.

Research and Development.    Research and development expenses in fiscal 2001 decreased $62.1 million, or 10.4 percent, compared to fiscal 2000. Research and development expenses as a percentage of sales increased to 19.0 percent of sales in fiscal 2001 compared to 13.8 percent of sales in fiscal 2000. The year-over-year decrease in research and development expenses in absolute dollars was primarily due to headcount reductions and cost reduction efforts, especially in our discontinued and mature product lines. These cost savings were partially offset by additional investments in technologies such as LAN telephony, wireless LANs and next generation wireless access infrastructure carrier products. The year-over-year increase as a percentage of sales was affected by the decline in sales in fiscal 2001, as described above.

General and Administrative.    General and administrative expenses in fiscal 2001 decreased $31.0 million or 14.5 percent from fiscal 2000. As a percentage of sales, general and administrative expenses increased to 6.5 percent of sales in fiscal 2001 compared to 4.9 percent of sales in fiscal 2000. The year-over-year decrease in general and administrative expenses in absolute dollars was primarily due to decreased headcount, cost reduction efforts, and lower consulting costs associated with our restructuring activities. In addition, provisions for bad debts were significantly lower than fiscal 2000 due to the drop in sales volume. The year-over-year increase as a percentage of sales was affected by the decline in sales in fiscal 2001, as described above, partially offset by the decrease in expenses.

Amortization and Write Down of Intangibles.    Amortization and write down of intangibles was $69.7 million in fiscal 2001, which included $42.6 million of amortization and $27.1 million of write downs for impairments of intangibles. Impairment charges in fiscal 2001 included $18.2 million of developed technology and associated goodwill related to the Call Technologies acquisition, $5.8 million for remaining net intangible assets and goodwill related to our acquisition of EuPhonics, Inc., $2.1 million for remaining net intangible assets and goodwill related to the IWC acquisition, and $1.0 million for a license agreement related to the LANSouce acquisition. Amortization for fiscal 2000 was $24.5 million. There were no impairment charges in fiscal 2000.

Restructuring Charges.    During fiscal 2001 and fiscal 2000, we undertook several initiatives aimed at both changing business strategy as well as improving operational efficiencies, and recorded restructuring charges of $163.7 million and $68.9 million in fiscal 2001 and 2000, respectively. Restructuring charges incurred during fiscal 2001 included $81.8 million for net severance and outplacement costs; $69.3 million for long-term asset write downs, including $24.3 million for the impairment on goodwill and acquisition-related intangibles; and $18.0 million of other restructuring expenses, including an $11.7 million loss on the sale of our manufacturing and distribution operations to MSL; offset by credits of $5.2 million for facilities lease terminations and $0.2 million related to the Palm separation. Restructuring charges in fiscal 2001 related largely to the realignment of our business strategy and reduction in force and cost reduction efforts. Restructuring charges in fiscal 2000 were $68.9 million, of which $9.9 million related to the separation of Palm from 3Com and $59.0 million related to implementing our change in strategic focus, including the exit from the high-end LAN and WAN chassis products.

Losses (Gains) on Land and Facilities, Net.    During fiscal 2001, 3Com finalized the sale of a 39-acre parcel of undeveloped land in San Jose, California to a financial institution as directed by Palm for total net proceeds of approximately $215.6 million. 3Com recorded a net gain of $174.4 million related to this sale. In February 2001, 3Com sold a vacated office and manufacturing building in Morton Grove for total net proceeds of $12.4 million, resulting in a gain of approximately $4.4 million. During fiscal 2000, we sold our manufacturing facility and related assets in Salt Lake City and recognized an impairment charge for our remaining Salt Lake City facility held for sale, which together resulted in a net gain of $25.5 million.

Purchased In-Process Technology.    During fiscal 2001, we recorded a charge for purchased in-process technology of approximately $60.2 million associated with the acquisitions of certain assets of Alteon, Nomadic, and Kerbango. We continued to develop technologies that were in process at Alteon, Nomadic, and Kerbango as of the dates of the acquisitions. The fair values of the existing products and technology currently under development were determined using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were typically derived from a weighted-average cost of capital analysis, adjusted upward to reflect additional risks inherent in the development life cycle. The costs to be incurred for the projects in process were primarily labor costs for design, prototype development, and testing. As of the acquisition dates, purchased in-process technology was approximately 70% complete for Alteon projects and 75% complete for both Kerbango and Nomadic projects. We continued development of nine projects, and spent approximately $0.5 million, $4.8 million and $0.6 million on Alteon, Kerbango and Nomadic projects, respectively, as of June 1, 2001. At the end of fiscal 2001, all purchased in-process technology projects were completed or terminated.

Merger-Related (Credits) Charges, Net.    During fiscal 2001, we recorded net pre-tax merger-related credits of approximately $0.7 million. This net amount reflects adjustments to previously recorded merger and restructuring charges.

Gains (Losses) on Investments, Net

Net losses on investments of $18.6 million were recorded during fiscal 2001, comprised of $135.7 million of net losses recognized due to fair value adjustments of investments in limited partnership venture capital funds and write downs for other-than-temporary declines in value of both publicly traded securities and investments in private companies, offset by $117.1 million of net gains realized on sales of publicly traded equity securities. During fiscal 2000, gains on investments were $838.8 million, comprised of $792.7 million of net gains realized on sales of publicly traded equity securities and $46.1 million of net gains recognized due to fair value adjustments of investments in limited partnership venture capital funds and in private companies acquired by public companies.

Litigation Settlement

We recorded a charge of $250.0 million during fiscal 2001 for the settlement of the Reiver and Adler cases, as discussed in Note 20 to the consolidated financial statements.

Interest and Other Income, Net

Interest and other income, net was $144.6 million in fiscal 2001, compared to $104.3 million in fiscal 2000. The increase of $40.3 million compared to fiscal 2000 was primarily due to higher interest income, attributable to higher average cash and short-term investment balances, as well as higher interest rates.

Income Tax Provision

Our effective income tax benefit rate was 21.0 percent in fiscal 2001 compared to an effective income tax expense rate of 35.5 percent in fiscal 2000. The fiscal 2001 benefit rate was comprised of a tax benefit on the United States federal tax loss, offset by tax provisions in certain foreign countries, a valuation allowance on deferred taxes, and non-deductible expenses related to acquisitions. The valuation allowance reduced deferred tax assets to estimated realizable value. The valuation allowance related to a portion of the credit and net operating loss carryforwards and other temporary differences for which we believed that realization was uncertain due to various limitations on their use and our operating losses.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash and equivalents and short-term investments at May 31, 2002 were $1,382.0 million, a decrease of approximately $258.2 million from $1,640.2 million at June 1, 2001.

For the fiscal year ended May 31, 2002, net cash used in operating activities was $139.4 million. Cash flows used in operating activities resulted primarily from the net loss of $596.0 million, partially offset by non-cash expenses. Accounts receivable at May 31, 2002 decreased $143.8 million from June 1, 2001 due primarily to the decrease in sales from the prior year. Days sales outstanding in net receivables decreased to 39 days at May 31, 2002, compared to 56 days at June 1, 2001, due primarily to improved collection efforts and a higher percentage of sales occurring during the last month of the fiscal year ended June 1,

2001 compared to sales in the last month of the fiscal year ended May 31, 2002. Inventory levels at May 31, 2002 decreased $125.3 million from the prior fiscal year-end due to increasing our outsourced manufacturing and improved supply chain cycle time. Other assets at May 31, 2002 decreased $69.7 million from June 1, 2001, primarily due to the collection of non trade receivables and the return of a $16.0 million long term deposit from the Singapore government related to the sale of our Singapore facility. Net deferred tax assets at May 31, 2002 decreased $78.4 million from June 1, 2001, primarily due to the write down of our deferred tax assets. Accounts payable and accrued liabilities and other at May 31, 2002 decreased $466.0 million from June 1, 2001, primarily attributable to payments of manufacturing commitments, decreases in inventory purchases due to the outsourced manufacturing and better inventory management, reduced payroll and related accruals for the payment of severance and decreased headcount, and lower deferred revenue balances associated with reduced service maintenance contracts. Income taxes receivable/payable changed $76.2 million, mainly due to the collection of a $93 million income tax refund.

For the fiscal years ended May 31, 2002 and June 1, 2001, we made investments totaling $745.6 million and $644.3 million, respectively, in municipal and corporate bonds and government agency instruments, as well as investments totaling $12.4 million and $99.3 million, respectively, in equity securities. For the fiscal years ended May 31, 2002 and June 1, 2001, proceeds from maturities and sales of municipal and corporate bonds and government agency instruments were $772.0 million and $1,294.9 million, respectively, and proceeds from the sales of equity investments totaled $34.6 million and $232.3 million, respectively.

As part of 3Com Ventures, we selectively make strategic investments in privately-held companies and in limited partnership venture capital funds, which in turn invest in privately-held companies. Frequently, we also have a strategic commercial or technology relationship, such as a component supply agreement or technology license arrangement, with these privately-held companies. We believe these investments complement our business strategies and research and development efforts. Under 3Com Ventures, as of May 31, 2002 we are committed to make additional capital contributions to certain limited partnership venture capital funds totaling $42.0 million, of which we expect approximately $16.4 million to be called over the next twelve months. During fiscal 2002, we made investments through 3Com Ventures of $7.9 million, which is included in our $12.4 million of investments in equity securities discussed above.

For the fiscal year ended May 31, 2002, we made $351.8 million in capital expenditures, of which $316.7 million related to the purchase of properties that were under operating lease arrangements, and thereby terminated those leases. The purchase of these properties was partially financed through borrowings under new financing arrangements, consisting of a $105.0 million term loan and a $105.0 million revolving line of credit. As of May 31, 2002, $97.5 million was outstanding on the term loan, $30.0 million of which will be paid in the next 12 months, and $70.0 million in net borrowings had been made on the revolving line of credit. These financing arrangements are discussed further in Note 10 of the consolidated financial statements. Additionally, we collected proceeds of $16.2 million for the sale of property and equipment, of which $10.7 million related to the sale of our Singapore facility and the remaining $5.5 million related to other fixed asset disposals.

As of May 31, 2002, capital expenditure commitments were insignificant. Also, as of May 31, 2002, we had approximately $32.1 million of commitments relating to royalty and patent licenses whose technologies are incorporated into our products. These commitments extend through May 2005, and $9.5 million of these commitments is expected to be paid over the next 12 months.

We have several agreements whereby we have sold product to resellers who have, in turn, sold the product to end users, and we have guaranteed the payments of the end users to our customers. If all end users under these agreements were to default on their payments, as of May 31, 2002 we would be required to pay approximately $16.3 million. As deferred revenue associated with such sales approximates the guaranteed amounts, any payments resulting from end user defaults would not have a material impact on our results of operations.

During the year ended May 31, 2002, we received net cash of $49.4 million from the sale of our common stock to employees through our employee stock purchase and option plans, and used $3.7 million to repurchase 1.1 million shares of our own common stock.

There are no assurances that we can reduce losses from operations and negative cash flow or raise capital as needed to fund the operations of the company. However, based on current plans and business conditions, but subject to the discussion in the Business Environment and Industry Trends, we believe that our existing cash and equivalents, short-term investments, revolving line of credit, and cash generated from operations will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998 and June 1999, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. We adopted SFAS 133 on June 2, 2001. The adoption of SFAS 133 did not have a material impact on our current financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS 141, "Business Combinations," which addresses the financial accounting and reporting for business combinations and supersedes Accounting Principals Board (APB) Opinion 16, "Business Combinations," and SFAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS 141 requires that all business combinations be accounted for by the purchase method, modifies the criteria for recognizing intangible assets, and expands disclosure requirements. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. We adopted SFAS 141 on June 1, 2002. We do not expect the adoption of SFAS 141 to have a material effect on our results of operations or statements of financial position.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion 17, "Intangible Assets." SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. In addition, SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS 142 are to be reported as a change in accounting principle. We adopted SFAS 142 on June 1, 2002 and ceased amortization of net goodwill totaling $66.5 million, which includes $0.7 million of acquired workforce intangible previously classified as purchased intangible assets. We are currently assessing the impact that the adoption of SFAS 142 will have on our results of operations and statements of financial position.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We adopted SFAS 144 on June 1, 2002. We do not expect the adoption of SFAS 144 to have a material effect on our results of operations or statements of financial position.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a

Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. We will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

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

Our business has been adversely impacted by the economic slowdown and related uncertainties affecting markets in which we operate

Adverse economic conditions worldwide have contributed to a technology industry slowdown and impacted our business resulting in:

  •
  reduced demand for most of our products;

  •
  increased price competition for our products;

  •
  increased risk of excess and obsolete inventories;

  •
  excess facilities and manufacturing capacity; and

  •
  higher overhead costs, as a percentage of revenues.

Recent political and social turmoil in many parts of the world, including terrorist and military actions, may continue to put pressure on global economic conditions. These political, social and economic conditions and uncertainties make it extremely difficult for 3Com, our customers and our vendors to accurately forecast and plan future business activities. This reduced predictability challenges our ability to operate profitably or to increase revenues. In particular, it is difficult to develop and implement strategies, sustainable business models and efficient operations, and effectively manage outsourced relationships for certain contract manufacturing and information technology services. If the current economic or market conditions continue or further deteriorate, there could be additional material adverse impact on our financial position, results of operations and cash flow.

We have recently consolidated two of our businesses—Business Connectivity Company and Business Networks Company—into a single business

In fiscal year 2002, we completed a restructuring of our commercial networking operations into three independent businesses—3Com Business Connectivity Company, 3Com Business Networks Company and CommWorks Corporation. Each business has a dedicated management team focusing on developing and executing its own business strategies, assessing and meeting the needs of its customers and implementing sustainable efficient operations. In addition, each business utilizes certain centrally-provided, shared corporate services. At the beginning of fiscal 2003, we announced plans to consolidate two of these businesses—BCC and BNC—into a single business to gain further benefits from leveraging common resources. Failure to properly manage the consolidation of BCC and BNC into a new, single Business Networks Company may adversely affect revenues, compromise results of operations or materially impair our overall financial performance.

We face operational risks in implementing our strategy to evaluate and implement the outsourcing of certain functions, which do not differentiate our ability to compete successfully and achieve profitable growth

We are continuing to evaluate the potential for outsourcing certain functions or operations that do not differentiate 3Com or create a competitive advantage for our company supporting profitable growth. This outsourcing strategy has included certain software development for IT applications and outsourcing a substantial portion of 3Com's IT infrastructure. Implementation of such outsourcing may not result in reduction of actual costs associated with such services or function and may increase risk of disruption of operations upon which we rely on third parties to meet our needs. Moreover, future events are unpredictable and there may be substantial penalties for terminating agreements early or failing to maintain minimum service levels.

We face operational risks in consolidating our research and development design centers

As part of our ongoing cost reduction efforts in our CommWorks business, we are consolidating our research and development activities from seven design centers into three design centers in the U.S., Canada and India. These consolidation activities involve significant changes in employment and transfers of product development efforts among design centers. Failure to properly manage the consolidation activities may result in disruptions to our product development programs which, in turn, may adversely impact the cost or timing of introducing new or enhanced products, revenues or overall financial performance.

Cost containment and expense reductions are critical to achieving positive cash flow from operations and profitability

We are continuing efforts to reduce our expense structure. We believe strict cost containment and expense reductions are essential to achieving positive cash flow from operations in future quarters and returning to profitability, especially since the outlook for future quarters is subject to numerous challenges. Additional measures to contain costs and reduce expenses may be undertaken if revenues and market conditions do not improve. A number of factors could preclude us from successfully bringing costs and expenses in line with our revenues, such as our inability to accurately forecast business activities and further deterioration of our revenues. If we are not able to effectively reduce our costs and achieve an expense structure commensurate with our business activities and revenues, we may have inadequate levels of cash for operations or for capital requirements, which could significantly harm our ability to operate the business.

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

  •
  greater competition for fewer customers as a result of consolidation in the reseller and distribution channels as well as consolidation in the telecommunications service provider market due to excess capacity and the financial difficulties being experienced by some service providers;

  •
  increasing price competition in the face of weakening economic conditions, excess inventories and excess capacity in the telecommunications service provider market; and

  •
  continuing silicon integration of networking products.

We compete in three specific markets that serve enterprise and telecommunications service provider customers. Our principal competitors in the enterprise networking market include: Avaya, Cisco,

Enterasys, Extreme, HP, Lucent, and Nortel. In the connectivity segment, our principal competitor is Intel; other competitors include Accton, Broadcom, D-Link, Linksys and NetGear. Principal competitors in the telecommunications service provider market include: Cisco, Comverse, Lucent, Nortel, and Sonus. Our competitors range from large, diversified telecommunications equipment and networking companies to smaller companies with a more specialized focus. As siliconization continues and networking functions become more embedded on the motherboard, we are increasingly facing competition from parties who are also our current suppliers of products. Our failure to compete successfully against current or future competitors could harm our business, operating results or financial condition. Likewise, integration of networking, communications, and computer processing functionality on a reduced number of semiconductor components may adversely affect our future sales growth and operating results.

We are investing a significant proportion of our resources in various emerging product lines. These emerging product lines include Gigabit Ethernet technology, IP telephony, CDMA wireless networking products and services, softswitch technologies, wireless LANs, Layer 3+ switching, network security technology (such as our embedded firewall products) and Network Jack switches. We expect these product lines to account for a higher percentage of our future sales over time, although the markets for these products and solutions are still emerging and may not develop to our expectations. Industry standards for some of these technologies are yet to be widely adopted and the market potential remains unproven. If the markets for these new technologies or products do not develop or grow as we expect, or if we have not adopted optimal sales and go-to-market strategies for these new technologies and products, our financial results could be adversely affected and we might need to change our business strategy.

Also, in the markets in which we compete, products have short life cycles and rapid technology transitions. Therefore, our success depends on our ability to identify new market and product opportunities, to develop and introduce new products in a timely manner, to gain market acceptance of new products, particularly in our targeted emerging markets, and to rapidly and efficiently transition our customers from older to newer connectivity technologies. Additionally, as we increase our reliance on relationships with strategic partners, such as ODMs, we may encounter greater difficulties in quickly and effectively introducing new products with the quality, functionality, costs and features that are optimal for the market. This increased reliance may also limit our ability to independently identify current product and technology trends and respond to such trends. Any delay in new product introductions, lower than anticipated demand for our new products, failure to meet market needs for features or functionality or higher manufacturing costs could have an adverse affect on our operating results or financial condition, particularly in those product markets we have identified as emerging high-growth opportunities.

Future cash requirements or restrictions on cash could adversely impact our financial position; and an event of default under the Credit Facility may impair our ability to conduct business operations

We incurred net losses in fiscal 2002. Our overall cash balance declined and we may continue incurring negative overall cash flow in the next few quarters. If cash flow deteriorates, our liquidity and ability to operate our business could be severely adversely impacted. Additionally, our ability to raise financial capital may be hindered due to our net losses and negative cash flow position, reducing our operating flexibility.

The following items could require unexpected future cash payments, limit our ability to generate cash or restrict our use of cash:

  •
  triggering of certain payment obligations, breach of covenants or acceleration of payment obligations under our new revolving and term loan facilities;

  •
  inability to dispose of real estate holdings in a timely manner or at our anticipated price;

  •
  taxes due upon the transfer of cash held in foreign locations; and

  •
  taxes assessed by local authorities where we conduct business.

During fiscal 2002, we entered into a $210,000,000 revolving and term loan facility with a syndication of financial institutions led by Bank of America (the "Credit Facility") and, contemporaneously, we retired all of our operating lease arrangements we had with respect to certain of our real properties. The Credit Facility has a term of three years and is secured by priority liens over certain assets (including inventory, accounts receivable, plant and equipment and certain real properties), but specifically excludes our cash, cash equivalents, short-term investments, equity investments and intellectual property. As discussed in Note 10 of the consolidated financial statements, the primary financial covenant under the Credit Facility obligates us to maintain $400 million of available cash, cash equivalents and short-term investments. Falling below $400 million would be an event of default and, among other things, (i) Bank of America may accelerate the payment of the complete facility, (ii) use of cash in certain bank accounts will be severely restricted, and (iii) significant operational constraints such as limitations on selling assets and funding certain operations, will automatically take effect. We also have the ability to prepay and terminate the Credit Facility at any time.

While we plan to adhere to the financial covenants of the Credit Facility and avoid an event of default, in the event that it appears we are unable to avoid an event of default, it may be necessary or advisable to retire and terminate the Credit Facility and pay all remaining balances borrowed. Such payment of the Credit Facility would further limit our available cash and cash equivalents. Furthermore, we may not be able to retire the Credit Facility if we do not have adequate resources available when necessary to avoid an event of default or if, because of a rapid decline in revenues and cash and cash equivalents, we do not have adequate time to retire the Credit Facility. The consequences of an event of default under the Credit Facility may prevent us from conducting normal business operations.

As we continue our efforts to consolidate our real estate portfolio and liquidate certain real estate holdings that we occupy or lease to third parties, we may enter into other financial arrangements, such as sale-leaseback or mortgage arrangements that may subject us to additional financial covenants and restrictions, thereby further reducing our operating flexibility. Notwithstanding the foregoing, because of the economic conditions in the U.S. and the fact that much of our real estate holdings are in areas such as Silicon Valley and Boston's Route 128 corridor that have been particularly hard hit by the technology industry slowdown, our ability to consolidate and liquidate our holdings or to use our real estate to support other financial arrangements to gain additional liquidity is impaired. Additionally, to the extent that we continue to own excess facilities and are not able to lease the facilities, we will be adversely affected through continuing to bear the operating costs associated with these properties and the inability to generate rental income.

We maintain substantial cash deposits in foreign locations, portions of which may be subject to significant tax or tax withholding upon transfer or withdrawal. Furthermore, we regularly engage in discussions with tax authorities in various jurisdictions where we operate about our tax positions. While we believe our tax positions in these various jurisdictions are proper and fully defensible, these tax authorities may nevertheless assess taxes and render judgments against us if we are unable to convince them of our position. In such an event, we could be required to make unexpected cash payments in satisfaction of such assessments or judgments or incur additional expenses to defend our position.

The above cash requirements or restrictions could lead to an inadequate level of cash for operations or for capital requirements, which could have a material negative impact on our financial position and significantly harm our ability to operate the business.

Retaining key employees and management are critical to our success

Our success depends upon retaining and recruiting highly qualified employees and management personnel. This is especially important in our current operating structure involving two independent businesses, since each management team must possess the skills, experience and talent to run its business on an independent basis. However, like many companies in the industries in which we operate, we face challenges in attracting and retaining highly qualified employees and management personnel. In June 2002, we announced changes in the executive leadership positions for our CommWorks business segment and our finance organization. In addition, the significant downturn in our business environment has had a negative impact on our operations, and as a result, we have restructured our operations to reduce our workforce and implement other cost reduction activities. Although we believe these various changes and actions will improve our organizational effectiveness and competitiveness, they could lead, in the short term, to disruptions in our business, reduced employee morale and productivity, increased attrition and problems with retaining existing employees and recruiting future employees and increased financial costs.

Recruiting and retaining skilled personnel, including engineers, sales representatives and product marketing managers, continues to be difficult. At certain locations where we operate the cost of living is extremely high and it may be difficult to attract and retain key employees and management personnel at a reasonable cost. If we cannot successfully recruit and retain such persons, our product introduction schedules, customer relationships, operating results and financial condition may become impaired and our overall ability to compete may be adversely affected.

A significant portion of our revenues is derived from sales to a small number of customers who may decide not to purchase our products in the future

We distribute many of our enterprise connectivity and networking products through two-tier distribution channels that include distributors, systems integrators and value-added resellers. We also sell to PC OEMs and telecommunications service providers. For enterprise connectivity and networking products, a significant portion of our sales is concentrated among a few distributors and OEM customers. There has been a recent trend of decreased demand for connectivity products from OEM customers such as Dell Computer Corp. (Dell) and HP, due to increased siliconization of networking connections and also to factors specific to our OEM customers, such as the effort necessary for HP to complete merger integration following its recent acquisition of Compaq Computer Corporation. Additionally, consolidation in our distribution channels and among PC OEMs is reducing the number of customers in the domestic and international markets. In an effort to streamline our operations, we may increase the focus of our distribution sales resources on selected distribution channel customers.

For CommWorks products, a significant portion of our sales is concentrated with the major telecommunications service providers. We cannot be certain that these customers will continue to purchase our products at current levels, particularly in light of the serious challenges confronting the worldwide telecommunications industry. Such challenges are causing telecommunications service providers to experience serious credit problems and other financial difficulties and may result in far fewer companies surviving, thereby reducing competition and negatively impacting the amount and timing of purchases of telecommunications infrastructure equipment from suppliers such as us.

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

We depend on distributors who could negatively affect our operations by reducing the level of our products in their inventory

Our distributors maintain inventories of our products. We work closely with our distributors to monitor channel inventory levels and ensure that appropriate levels of products are available to resellers and end users. Notwithstanding such efforts, if our channel partners reduce their levels of inventory of our products or if they do not maintain sufficient levels of inventory of our products to meet customer demand, our sales could be negatively impacted.

Changes in sales channel mix to PC OEMs and product mix to lower margin connectivity products may negatively impact our revenues and margins

We sell our connectivity products to PC OEMs, PC ODMs who sell to PC OEMs, and to distributors who, in turn, sell to commercial enterprises. Sales to distributors typically generate higher ASPs and gross margins than sales to PC OEMs. The trend in sales for our enterprise connectivity products over the past several years has been a shift from two-tier distribution to PC OEMs and ODMs, with the result that our revenue from distribution sales has decreased as a percentage of our total revenues. This mix shift towards PC OEMs and ODMs has lowered the ASPs for our products. If this trend continues and we cannot lower our costs of the products or transition customers to products with higher ASPs, then our margins will be reduced and our financial results will be adversely impacted.

We derive a significant portion of our sales of connectivity products from PC OEMs such as Dell, Gateway, Inc., HP and IBM, all of which companies are manufacturers that incorporate our NICs, PC cards, Mini-PCI, and ASIC products into their products. These companies also have begun utilizing chip sets that contain integrated Ethernet LAN connectivity solutions into their products. As Ethernet connectivity technology continues to mature, we have seen the incorporation of NIC, PC Card, and Mini-PCI product features into lower-priced form factors such as LOM and integrated into the chip sets on the motherboard. Certain competitors that have a significant share of the PC chip set market may be bundling such PC chip sets with integrated LAN connectivity at little or no price premium to PC chip sets without LAN connectivity. This bundling of PC chip sets and LAN connectivity will have an adverse impact on competition in the LAN connectivity market, including a significant negative impact on our ability to sell LAN connectivity solutions to our existing PC OEM or ODM customers. We expect that PC OEMs and ODMs increasingly will purchase the lower-priced form factors of connectivity products. If we cannot lower our costs of the products or transition customers to products with higher ASPs, then our margins will be reduced and our financial results will be adversely impacted.

Continued slowdown of capital expenditures in the telecommunications industry may negatively impact CommWorks revenues

CommWorks' customers in the telecommunications service provider market include ILECs, IXCs, PTTs, CLECs, wireless service operators, Internet service providers (ISPs) and other alternative service providers.    The deteriorating economic conditions prevailing in the telecommunications industry over the past several quarters—including lower revenue growth, lower prices and excess capacity—have combined to exert downward pressure on service provider margins and profitability and have resulted in decreased levels of capital expenditures for new equipment and services. Moreover, the challenges presented by the current industry environment are causing many telecommunications service providers to experience serious credit problems and other financial difficulties and could result in additional bankruptcies and consolidations. A continuation or worsening of the current depressed economic conditions in the telecommunications industry could have a material adverse effect on our revenues and overall financial performance.

Revenues from sales of our CommWorks products are subject to substantial fluctuations from period to period. Such fluctuations are the result of several factors characteristic of the CommWorks business, including the relatively small number of key customers, the relatively high dollar amount of each sale transaction, the relatively high percentage that each sale transaction represents in relation to CommWorks' total revenues and the uncertainty related to the timing of individual sales transactions. In addition to contributing to fluctuations in CommWorks' reported revenues from period to period, these factors have made it difficult to forecast CommWorks' future revenues. Also, CommWorks' sales arrangements frequently contain product acceptance requirements that can impact the timing of the recognition of the sale. For these reasons, revenues in any particular quarter from sales of our CommWorks products may be more prone to and adversely affected by operational decisions of individual customers.

Our increased reliance on contract manufacturing and our excess manufacturing capacity may adversely impact our financial results and operations.

We have changed our manufacturing strategy so that more of our products will be sourced from contract manufacturers. We have sold or are in the process of selling manufacturing operations and facilities associated with those products now sourced from contract manufacturers. Therefore, our ability to resume internal manufacturing operations for those products is severely limited. The cost, quality, performance and availability of contract manufacturing operations are and will be essential to the successful production and sale of many of our products. The inability of any contract manufacturer to meet our cost, quality, performance and availability standards could adversely impact our financial condition or results of operations. We may not be able to provide contract manufacturers with product volumes that are high enough to achieve sufficient cost savings. If shipments fall below forecasted levels, we may incur increased costs or be required to take ownership of the inventory. Also, our ability to control the quality of products produced by contract manufacturers may be limited and quality issues may not be resolved in a timely manner, which could adversely impact our financial condition or results of operations. The smooth transition from internal manufacturing to contract manufacturing by a third party is critical to our success. Failure to implement and manage a successful transition may cause severe disruptions in our supply chain that will affect the cost, quality and availability of products.

In July 2002, our primary contract manufacturer for CommWorks products, MSL, announced its intentions to cease manufacturing operations at the Mount Prospect facility. As a result of this announcement, we are evaluating our options with respect to manufacturing of CommWorks products in the future, including possible transfer of our manufacturing requirements to MSL's facility in Arden Hills, Minnesota and entering into new contract manufacturing arrangements with alternative suppliers. Failure to implement and manage a successful transition could disrupt CommWorks' supply chain and adversely affect its revenues, the availability, cost and quality of its products, and its overall financial performance.

We are implementing a direct ship program in a phased manner with our manufacturing partners. Through this program, we will be relying on such partners for fulfillment of customer demand. This program may not yield the efficiencies that we expect, which would negatively impact our financial performance. Any disruptions to on-time delivery to customers would adversely impact our business and revenues.

Furthermore, because we have outsourced significant manufacturing operations to contract manufacturers and have exited a number of businesses, we now have excess manufacturing capacity in existing facilities. We are currently restructuring our operations and implementing cost reduction activities to eliminate this excess capacity, including the consolidation of our real estate portfolio and facilities associated with our former manufacturing operations in Marlborough and Santa Clara. We sold our Singapore manufacturing facility and have leased back space for our Asia Pacific region distribution center and office location for sales management, information technology, training and customer service and support operations in fiscal 2002, and we sold our manufacturing facility in Mount Prospect in July 2002. Our ability to reduce our excess manufacturing capacity and to consolidate facilities may be made more difficult by further weakening of the networking industry and worsening of general economic conditions in the United States and globally. If we are unable to reduce our excess manufacturing capacity and facilities, this may negatively impact our operations, cost structure and financial performance.

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

  •
  our ability to accurately forecast demand is diminished, especially in light of general economic weakness and uncertainty following the terrorist events in the last year and continually deteriorating conditions in the telecommunications industry;

  •
  our significantly increased reliance on and long-term arrangements with third-party manufacturers places much of the supply chain process out of our direct control and heightens the need for accurate forecasting and reduces our ability to transition quickly to alternative supply chain strategies; and

  •
  our present manufacturing capacities exceed our current needs.

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

Operation of the supply chain requires accurate forecasting of demand, which has become more challenging due to weak industry conditions, emerging technologies, logistics disruptions and developing markets. If overall demand for our products, product mix and growth of these markets is significantly different from our forecasting and planning, we may face inadequate, or excess, component supply. This would result in orders for products that could not be manufactured in a timely manner, or a buildup of inventory that could not easily be sold. Either of these situations could adversely affect our revenues, financial results or market share. If our demand forecasts are too high or our forecasts of product mix are inaccurate, we may experience excess and obsolete inventories and excess manufacturing capacity, which could adversely affect our financial results.

Our current and future decisions to exit certain product lines may have unforeseen negative impacts to our business

In fiscal 2001 and early fiscal 2002, we exited certain business and product lines, including the cable modem business. In certain cases, we continue to be responsible pursuant to the original warranty obligations for these products. Our exiting of these business and product lines may have adversely impacted our relationships with channel partners and end customers since many of these channel partners and customers perceived our remaining products as not being part of a larger integrated or complementary solution or questioned our commitment to their markets and therefore shifted to products from alternative vendors. We may consider exiting other businesses that do not meet our goal of delivering appropriate financial returns in a reasonable amount of time. Our decision to exit future businesses could result in deterioration of our channel partner and customer relationships, increased employee costs (such as severance, outplacement and other benefits), contract termination costs and asset impairments. We may also experience delays in the execution of our plan to exit a business that may create disruptions in our transactions with suppliers and customers.

The reduced role of acquisitions in our current business strategy may negatively impact our growth and increase our reliance on strategic relationships

We expect that the number of acquisitions of businesses or product lines will decrease in comparison to historical levels. The networking business is highly competitive and our failure to pursue future acquisitions could hamper our ability to enhance existing products and introduce new products on a timely basis. Future consolidations in the networking industry may result in new companies with greater resources and stronger competitive positions and products than us. Furthermore, companies may be created that are able to respond more rapidly to market opportunities. Continued consolidation in our industry may adversely affect our operating results or financial condition.

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

Certain of our international markets are risky and may negatively impact our operating results

We operate internationally and expect that international markets will continue to account for a significant percentage of our sales. The recent global economic slowdown has already had and is likely to continue to have a negative effect on various international markets in which we operate. This may cause us to simplify our international legal entity structure and reduce our presence in certain countries, which may negatively affect the overall level of business in such countries. Recent political and social turmoil may likely further exacerbate existing economic and political instability and currency fluctuations in certain international markets in which we participate, and such conditions can adversely affect our operating results or financial condition. Unforeseen conditions and events will positively or negatively impact the level of international sales or our international operations in different regions. For example, the strengthening of the U.S. dollar relative to other countries' currencies could make our products more expensive than locally manufactured products, thereby negatively impacting demand for our products. Also, our contract manufacturers manufacture many of our products overseas, sometimes in politically or economically unstable countries. Should international regions experience economic or political instability, our results of operations may be adversely affected, our ability to forecast demand for our products may also be impacted and our supply of products may be interrupted.

Our reliance on industry standards, a favorable regulatory environment, technological change in the marketplace and new product initiatives may cause our revenues to fluctuate or decline

The networking industry in which we compete is characterized by rapid changes in technology and customer requirements, evolving industry standards and complex government regulation. As a result, our success depends on:

  •
  the emergence of new technology or the convergence of technologies such as voice and data networking or IP telephony;

  •
  our ability to develop new products to address changes in technologies and related customer requirements on a timely basis;

  •
  the timely adoption and market acceptance of industry standards, and timely resolution of conflicting U.S. and international industry standards;

  •
  our ability to influence the development of emerging industry standards and to introduce new and enhanced products that are compatible with such standards; and

  •
  a favorable regulatory environment.

Slow market acceptance of new technologies, products or industry standards could adversely affect our revenues or overall financial performance. In addition, if our technology is not included in an industry standard on a timely basis or if we fail to achieve timely certification of compliance to industry standards for our products, our revenues from sales of such products or our overall financial performance could be adversely affected.

The telecommunications industry, in particular, is subject to complex government regulation, including regulations defined by the U.S. federal government, its agencies such as the Federal Communications Commission, state public service commissions and various governmental authorities in foreign countries. Failure to obtain all necessary regulatory approvals for our products or to comply with all applicable government regulations could adversely impact our revenues or overall financial performance or expose us to fines or other penalties. In addition, new or revised government regulations could adversely affect the basic business economics for new technologies or their rates of acceptance or adoption by potential customers; in turn, this could adversely impact our revenues or overall financial performance.

Our customer order fulfillment capabilities fluctuate and may negatively impact our operating results

The timing and amount of our sales depend on a number of factors that make estimating operating results uncertain. Throughout our business, we do not typically maintain a significant backlog and sales are partially dependent on our ability to appropriately forecast product demand. In addition, our customers historically request fulfillment of orders in a short period, resulting in limited visibility to sales trends and potential pricing pressures. Consequently, our operating results depend on the volume and timing of orders and our ability to fulfill orders in a timely manner. Historically, sales in the third month of the quarter have been higher than sales in each of the first two months of the quarter. Non-linear sales patterns make business planning difficult, and increase the risk that our quarterly results will fluctuate due to disruptions in functions such as manufacturing, order management, information systems, and shipping.

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

In the course of our business, we frequently receive claims of infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. We evaluate the validity and applicability of these intellectual property rights, and determine in each case whether we must negotiate licenses or cross-licenses to incorporate or use the proprietary technologies, protocols, or specifications in our products. If we are unable to obtain and maintain licenses on favorable terms for intellectual property rights required for the manufacture, sale, and use of our products, particularly those that must comply with industry standard protocols and specifications to be commercially viable, our results of operations or financial condition could be adversely impacted.

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

Our future quarterly operating results are subject to factors that can cause fluctuations in our stock price

Our quarterly operating results are difficult to predict and may fluctuate significantly. In addition to factors discussed above, activities relating to the restructuring of our BCC and BNC businesses and the change in leadership for our CommWorks business could contribute significantly to fluctuations in our quarterly operating results for the next several quarters.

Historically, our stock price has experienced substantial price volatility. We expect that our stock price may continue to experience volatility in the future, due to a variety of potential factors such as fluctuations in our quarterly operating results, depletion of our cash balances, variations between our actual financial results and the published analysts' expectations and announcements by our competitors. In addition, over the past several quarters, the stock market has experienced extreme price and volume fluctuations that have affected the stock prices of many technology companies. These factors, as well as general economic and political conditions or investors' concerns regarding the credibility of corporate financial statements and the accounting profession, may have a material adverse affect on the market price of our stock in the future.

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

Interest Rate Sensitivity.    We maintain a short-term investment portfolio consisting mainly of fixed-income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at May 31, 2002 and June 1, 2001, the fair value of the portfolio would decline by an immaterial amount. We currently have the ability and intention to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. If necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.

We had a portfolio of fixed and floating rate debt of approximately $169.8 million as of May 31, 2002 and $2.7 million as of June 1, 2001. A hypothetical 10 percent change in interest rates would not have a material impact on the fair market value or cash flows associated with this debt. We do not hedge any interest rate exposures.

Foreign Currency Exchange Risk.    We enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure. A hypothetical 10 percent appreciation of the U.S. Dollar from May 31, 2002 and June 1, 2001 market rates would increase the unrealized value of our forward contracts by $1.6 million and $1.8 million, respectively. Conversely, a hypothetical 10 percent depreciation of the U.S. Dollar from May 31, 2002 and June 1, 2001 market rates would decrease the unrealized value of our forward contracts by $1.6 million and $1.8 million, respectively. The gains or losses on the forward contracts are largely offset by the gains or losses on the underlying transactions and consequently a sudden or significant change in foreign exchange rates would not have a material impact on future net income or cash flows.

Equity Security Price Risk.    We hold publicly traded equity securities that are subject to market price volatility. Equity security price fluctuations of plus or minus 50 percent would have had an immaterial impact on the value of these securities held at May 31, 2002. Equity security price fluctuations of plus or minus 50 percent would have had a $12.2 million impact on the value of these securities held at June 1, 2001.

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

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of 3Com Corporation:

We have audited the accompanying consolidated balance sheets of 3Com Corporation and subsidiaries (3Com) as of May 31, 2002 and June 1, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended May 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of 3Com's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of 3Com Corporation and subsidiaries at May 31, 2002 and June 1, 2001, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Jose, California
June 24, 2002
(July 16, 2002 as to Note 21)

Consolidated Statements of Operations

	Years ended
	May 31, 2002	June 1, 2001	June 2, 2000
	(In thousands, except per share data)
Sales	$1,477,932	$2,820,881	$4,333,942
Cost of sales	999,731	2,287,250	2,475,934

Gross margin	478,201	533,631	1,858,008

Operating expenses:
Sales and marketing	330,683	803,994	949,228
Research and development	285,584	535,718	597,816
General and administrative	130,552	182,090	213,085
Amortization and write down of intangibles	116,679	69,707	24,535
Restructuring charges	167,462	163,657	68,867
Losses (gains) on land and facilities, net	1,375	(178,844)	(25,483)
Purchased in-process technology	—	60,221	13,456
Merger-related credits, net	—	(728)	(2,297)

Total operating expenses	1,032,335	1,635,815	1,839,207

Operating income (loss)	(554,134)	(1,102,184)	18,801
Gains (losses) on investments, net	(17,888)	(18,614)	838,795
Litigation settlement	—	(250,000)	—
Interest and other income, net	67,371	144,596	104,258

Income (loss) from continuing operations before income taxes and equity interests	(504,651)	(1,226,202)	961,854
Income tax provision (benefit)	91,299	(257,641)	341,672
Other interests in loss of consolidated joint venture	—	—	(1,028)
Equity interest in loss of unconsolidated investee	—	1,352	5,647

Income (loss) from continuing operations	(595,950)	(969,913)	615,563
Income from discontinued operations	—	4,537	58,740

Net income (loss)	$(595,950)	$(965,376)	$674,303

Net income (loss) per share:
Basic:
Continuing operations	$(1.71)	$(2.81)	$1.77
Discontinued operations	$—	$0.01	$0.17

	$(1.71)	$(2.80)	$1.94

Diluted:
Continuing operations	$(1.71)	$(2.81)	$1.72
Discontinued operations	$—	$0.01	$0.16

	$(1.71)	$(2.80)	$1.88

Shares used in computing per share amounts:
Basic	349,489	345,027	348,314
Diluted	349,489	345,027	357,883

See notes to consolidated financial statements.

Consolidated Balance Sheets

	May 31, 2002	June 1, 2001
	(In thousands, except par value)
ASSETS
Current assets:
Cash and equivalents	$679,055	$897,797
Short-term investments	702,993	742,414
Accounts receivable, less allowance for doubtful accounts ($33,875 and $47,309 in 2002 and 2001, respectively)	147,113	290,883
Inventories	61,777	200,146
Other current assets	72,106	207,652

Total current assets	1,663,044	2,338,892
Property and equipment, net	676,154	609,679
Deferred income taxes	6,192	163,349
Goodwill, intangibles, deposits, and other assets	181,402	344,952

Total assets	$2,526,792	$3,456,872

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$125,903	$279,181
Accrued liabilities and other	275,965	580,921
Deferred income taxes	—	80,485
Current portion of long-term debt	101,354	328

Total current liabilities	503,222	940,915
Long-term debt	68,404	2,385
Other long-term obligations	4,961	8,151
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value, 990,000 shares authorized; shares outstanding: 2002—365,449; 2001—365,711	2,126,583	2,127,803
Treasury stock, at cost: 2002—7,743 shares; 2001—21,412 shares	(182,341)	(373,661)
Note receivable from sale of warrants	(21,052)	(21,052)
Unamortized stock-based compensation	(5,030)	(9,820)
Retained earnings	35,814	771,639
Accumulated other comprehensive income (loss)	(3,769)	10,512

Total stockholders' equity	1,950,205	2,505,421

Total liabilities and stockholders' equity	$2,526,792	$3,456,872

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

	Common Stock		Treasury Stock
					Note Receivable	Unamortized Stock-based Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount					Total
	(In thousands)
Balances, May 28, 1999	365,805	$1,954,204	(8,190)	$(197,064)	—	$(5,303)	$1,403,709	$40,909	$3,196,455
Components of comprehensive income:
Net income							674,303		674,303
Change in unrealized gain on available-for-sale securities, net of tax expense of $173,702								239,053	239,053
Accumulated translation adjustments								(1,341)	(1,341)

Total comprehensive income									912,015
Repurchase of common stock			(20,515)	(540,780)					(540,780)
Common stock issued under stock plans, net of cancellations	20	4,398	16,334	425,416		(3,526)	(95,933)		330,355
Tax benefit from employee stock transactions		133,990							133,990
Amortization of stock-based compensation						2,379			2,379
Stock options assumed in connection with acquisitions		8,650							8,650

Balances, June 2, 2000	365,825	2,101,242	(12,371)	(312,428)	—	(6,450)	1,982,079	278,621	4,043,064
Components of comprehensive income:
Net loss							(965,376)		(965,376)
Change in unrealized gain on available-for-sale securities, net of tax benefit of $170,084								(268,041)	(268,041)
Accumulated translation adjustments								(68)	(68)

Total comprehensive income									(1,233,485)
Repurchase of common stock			(39,455)	(577,759)					(577,759)
Common stock issued under stock plans, net of cancellations	(114)	(3,421)	28,926	494,657		139	(244,222)		247,153
Amortization of stock-based compensation						23,583			23,583
Put option settlements		(140,700)							(140,700)
Effect of distribution of Palm, Inc. shares		141,478							141,478
Issuance of warrant for note receivable		21,052			(21,052)				—
Stock and stock options assumed in connection with acquisitions		8,152	1,488	21,869		(27,092)	(842)		2,087

Balances, June 1, 2001	365,711	2,127,803	(21,412)	(373,661)	(21,052)	(9,820)	771,639	10,512	2,505,421
Components of comprehensive income:
Net loss							(595,950)		(595,950)
Change in unrealized gain on available-for-sale securities, net of tax benefit of $1,715								(14,454)	(14,454)
Accumulated translation adjustments								173	173

Total comprehensive income									(610,231)
Repurchase of common stock			(1,050)	(3,660)					(3,660)
Common stock issued under stock plans, net of cancellations	(262)	(1,220)	14,719	194,980		(1,914)	(139,875)		51,971
Amortization of stock-based compensation						6,704			6,704

Balances, May 31, 2002	365,449	$2,126,583	(7,743)	$(182,341)	$(21,052)	$(5,030)	$35,814	$(3,769)	$1,950,205

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years ended
	May 31, 2002	June 1, 2001	June 2, 2000
	(In thousands)
Cash flows from operating activities:
Income (loss) from continuing operations	$(595,950)	$(969,913)	$615,563
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	266,820	277,415	304,415
Loss (gain) on disposal of property and equipment	74,442	(121,159)	37,149
Write-down of intangibles	70,093	59,738	—
(Gains) losses on investments, net	17,888	18,614	(838,795)
Deferred income taxes	78,396	(284,585)	202,319
Purchased in-process technology	—	60,221	13,456
Merger-related credits, net	—	(728)	(2,297)
Other interests in loss of consolidated joint venture	—	—	(1,028)
Equity interest in loss of unconsolidated investee	—	1,352	5,647
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	143,770	93,052	466,414
Inventories	125,311	38,431	43,389
Other assets	69,698	(79,503)	(43,187)
Accounts payable	(152,212)	(42,497)	51,860
Accrued liabilities and other	(313,794)	(86,190)	(11,726)
Income taxes receivable/payable	76,176	42,657	(16,472)

Net cash provided by (used in) operating activities	(139,362)	(993,095)	826,707

Cash flows from investing activities:
Purchase of investments	(757,979)	(743,655)	(1,201,169)
Proceeds from maturities and sales of investments	806,615	1,527,249	1,247,537
Purchase of property and equipment	(351,813)	(191,101)	(274,568)
Proceeds from sale of property and equipment	16,213	258,930	93,169
Businesses acquired in purchase transactions, net of cash acquired	—	(197,712)	(92,432)
Other, net	—	4,304	(300)

Net cash provided by (used in) investing activities	(286,964)	658,015	(227,763)

Cash flows from financing activities:
Issuance of common stock	49,439	247,153	464,345
Repurchase of common stock	(3,660)	(577,759)	(540,780)
Repayments of short-term debt, notes payable, and capital lease obligations	(766)	(2,109)	(2,357)
Repayments of long-term borrowings	(7,500)	(24,349)	(12,000)
Net borrowings from line of credit	70,000	—	—
Net proceeds from issuance of debt	105,000	—	2,499
Net cash settlement of put options	—	(140,700)	—
Other, net	(4,929)	(70)	(3,508)

Net cash provided by (used in) financing activities	207,584	(497,834)	(91,801)

Net cash provided by discontinued operations	—	30,291	241,506
Increase (decrease) in cash and equivalents	(218,742)	(802,623)	748,649
Cash and equivalents, beginning of period	897,797	1,700,420	951,771

Cash and equivalents, end of period	$679,055	$897,797	$1,700,420

Other cash flow information:
Interest paid	$2,605	$1,094	$2,256
Income taxes paid (refunds received), net	(74,464)	(20,151)	111,899
Non-cash investing and financing activities:
Unrealized gain (loss) on investments, net	(14,454)	(268,041)	239,053
Fair value of stock issued and options assumed in business combinations	—	29,179	8,650
Issuance of warrants for note receivable	—	21,052	—

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1: Description of Business

Description of business.    3Com Corporation (3Com) was founded on June 4, 1979. A pioneer in the computer networking industry, 3Com evolved from a supplier of discrete products to a leading provider of networking products and solutions. 3Com specializes in products and services that provide straightforward solutions to complex networking challenges. Its network offerings focus on targeted sectors of the commercial enterprise market, connecting businesses to their employees, customers, and suppliers, and service provider market, particularly in the areas of Internet protocol (IP) service platforms and access infrastructure. Headquartered in Santa Clara, California, 3Com has worldwide research and development, manufacturing, marketing, sales, and support capabilities.

Note 2: Significant Accounting Policies

Fiscal year.    3Com uses a 52-53 week fiscal year ending on the Friday nearest to May 31. Fiscal year 2000 contained 53 weeks, whereas fiscal years 2002 and 2001 contained 52 weeks. For fiscal year 2000, the first three quarters contained 13 weeks, whereas the fourth quarter contained 14 weeks.

Use of estimates in the preparation of consolidated financial statements.    The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires 3Com to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting periods. Such management estimates include allowances for doubtful accounts receivable, product returns, and price protection; provisions for inventory to reflect net realizable value; estimates of fair value for investments in privately held companies, goodwill and intangible assets, and held for sale properties; valuation allowances against deferred income tax assets; and accruals for severance costs, product warranty, and other liabilities. Actual results could differ from those estimates.

Basis of presentation.    The consolidated financial statements include the accounts of 3Com and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified to conform to the 2002 presentation.

Discontinued operations.    The financial data related to Palm, Inc. (Palm) is accounted for as a discontinued operation for all periods presented. See Note 3.

Cash equivalents.    Cash equivalents consist of highly liquid debt investments acquired with a remaining maturity of three months or less.

Short-term investments.    Short-term investments consist of investments acquired with maturities exceeding three months but less than three years. While 3Com's intent is to hold debt securities to maturity, consistent with Statement of Financial Accounting Standards (SFAS) 115, "Accounting for Certain Investments in Debt and Equity Securities," 3Com has classified all debt securities and all investments in equity securities that have readily determinable fair values as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Such securities are reported at fair value, with unrealized gains or losses excluded from earnings and included in other comprehensive income (loss), net of applicable taxes. The cost of securities sold is based on the specific identification method.

Concentration of credit risk.    Financial instruments which potentially subject 3Com to concentrations of credit risk consist principally of cash and equivalents, short-term investments and accounts receivable.

3Com maintains a minimum average short-term investment portfolio credit quality of AA and invests in instruments with an investment credit rating of A- and better. 3Com places its investments for safekeeping with high-credit-quality financial institutions, and by policy, limits the amount of credit exposure from any one institution or issuer.

For the three years in the period ended May 31, 2002 and as of May 31, 2002 and June 1, 2001, 3Com had two significant customers. One customer accounted for 15 percent of total sales in each year for fiscal years 2002, 2001, and 2000, and 25 percent and 15 percent of total accounts receivable as of May 31, 2002 and June 1, 2001, respectively. The second customer accounted for 13 percent of total sales in fiscal 2000, and 11 percent of total accounts receivable as of both May 31, 2002 and June 1, 2001.

Inventories.    Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or net realizable value.

Property and equipment.    Property and equipment is stated at cost, with the exception of assets classified as held for sale, which are stated at the lower of cost or net realizable value. Equipment under capital leases is stated at the lower of fair market value or the present value of the minimum lease payments at the inception of the lease.

Long-lived assets.    The carrying value of long-lived assets, including goodwill, is evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, is less than the carrying value of the asset. An impairment is measured as the amount by which the carrying amount exceeds the fair value. Impairments of long-lived assets are discussed in the related notes included herein.

Depreciation and amortization.    Depreciation and amortization are computed over the shorter of the estimated useful lives, lease, or license terms on a straight-line basis—generally 2-15 years, except for buildings, which are depreciated over 25-40 years. Purchased technology, other intangibles, and goodwill are included in other assets, and were being amortized over estimated useful lives, generally two to seven years. As discussed below, effective June 1, 2002 3Com adopted SFAS 142, and stopped amortization of indefinite-lived assets, which include primarily goodwill. Finite-lived intangible assets continue to be amortized over their estimated useful lives, generally two to seven years.

Revenue recognition.    3Com generally recognizes a sale when the product has been delivered and risk of loss has passed to the customer, collection of the resulting receivable is reasonably assured, persuasive evidence of an arrangement exists, and the fee is fixed or determinable. 3Com accrues related allowances for product returns, warranty, other post-contract support obligations, and royalty expenses in the period of sale. A limited warranty is provided on 3Com products for periods ranging from 90 days to the lifetime of the product, depending upon the product. Service and maintenance sales are recognized over the contract term. 3Com provides limited product return and price protection rights to certain distributors and resellers. Product return rights are generally limited to a percentage of sales over a one to three month period.

Advertising.    Cooperative advertising obligations are expensed at the time the related sales are recognized. All other advertising costs are expensed as incurred.

Foreign currency translation.    The majority of 3Com's sales are denominated in U.S. Dollars. For foreign operations with the local currency as the functional currency, assets and liabilities are translated at year-end exchange rates, and statements of operations are translated at the average exchange rates during the year. Gains or losses resulting from foreign currency translation are included as a component of other comprehensive income (loss).

For 3Com entities with the U.S. Dollar as the functional currency, foreign currency denominated assets and liabilities are translated at the year-end exchange rates except for inventories, prepaid expenses, and property and equipment, which are translated at historical exchange rates. Statements of income are translated at the average exchange rates during the year except for those expenses related to balance sheet amounts that are translated using historical exchange rates. Gains or losses resulting from foreign currency translation are included in interest and other income, net, in the consolidated statements of operations. Foreign currency gains (losses) were $0.2 million, $(0.8) million, and $1.2 million for the years ended May 31, 2002, June 1, 2001, and June 2, 2000, respectively.

Where available, 3Com enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. In accordance with SFAS 133, forward contracts are marked to market, and market value changes are expensed in the current period in interest and other income, net.

Stock-based compensation.    Employee stock plans are accounted for using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees."

Net income (loss) per share.    Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of employee stock options, warrants, and restricted stock, and are excluded from the diluted earnings per share computation in loss periods.

Effects of recent accounting pronouncements.    In June 1998 and June 1999, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. 3Com adopted SFAS 133 on June 2, 2001. The adoption of SFAS 133 did not have material impact on the current financial position, results of operations, or cash flows of the Company.

In June 2001, the FASB issued SFAS 141, "Business Combinations," which addresses the financial accounting and reporting for business combinations and supersedes APB Opinion 16, "Business Combinations," and SFAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS 141 requires that all business combinations be accounted for by the purchase method, modifies the criteria for recognizing intangible assets, and expands disclosure requirements. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. 3Com adopted SFAS 141 on June 1, 2002. 3Com does not expect the adoption of SFAS 141 to have a material effect on its results of operations or statements of financial position.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion 17, "Intangible Assets." SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. In addition, SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS 142 are to be reported as a change in accounting principle. The Company adopted SFAS 142 on June 1, 2002 and ceased amortization of net goodwill totaling $66.5 million, which includes $0.7 million of acquired workforce intangible previously classified as purchased intangible assets; amortization continues on $27.7 million of net finite-lived intangible assets, with remaining useful lives of generally two to four years as of May 31, 2002. 3Com is currently assessing the impact that the adoption of SFAS 142 will have on its results of operations and statements of financial position.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS 144 on June 1, 2002. 3Com does not expect the adoption of SFAS 144 to have a material effect on its results of operations or statements of financial position.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. 3Com will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

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

The historical consolidated financial statements of 3Com present Palm as a discontinued operation for all periods presented. The financial data of Palm reflects the historical results of operations and cash flows of the businesses that comprised the handheld computing business segment of 3Com during each respective period; they do not reflect many significant changes that have occurred in the operations and funding of Palm as a result of the separation from 3Com and the IPO. The Palm financial data presented as a discontinued operation reflects the assets and liabilities transferred to Palm in accordance with the terms of a master separation agreement to which Palm and 3Com are parties. Under the transitional services agreement, 3Com provided corporate and other infrastructure services to Palm, with specific service functions ending at various dates during fiscal 2001 and fiscal 2002. From the date of the distribution, the amounts charged to Palm for such services in fiscal 2002 and 2001 were not material to 3Com's statement of operations.

Discontinued operations include Palm net sales, which totaled $188.9 million and $1,057.6 million for fiscal years 2001 and 2000, respectively. Income from Palm discontinued operations was reported net of income tax expense of $2.7 million and $44.8 million for the fiscal years 2001 and 2000, respectively. Allocated corporate expenses that ceased after the Palm spin-off are included in income from discontinued operations.

Note 4: Restructuring Charges

Beginning in the fourth quarter of fiscal 2000, 3Com undertook several initiatives aimed at both changing business strategy as well as improving operational efficiencies. 3Com recorded restructuring charges of $167.5 million, $163.7 million, and $68.9 million in the fiscal years ended May 31, 2002, June 1, 2001, and June 2, 2000, respectively.

Actions Related to Reduction in Force and Cost Reduction Efforts

Beginning in the third quarter of fiscal 2001 and continuing through fiscal 2002, 3Com restructured its operations to enhance its focus and cost effectiveness in serving its markets. Three independent businesses—Business Connectivity Company (BCC), Business Networks Company (BNC), and CommWorks Corporation (CommWorks)—were formed through this restructuring effort, with each business utilizing central shared corporate services. As part of this restructuring effort, 3Com implemented a reduction in force and cost reduction actions aimed at expense and asset reduction; exited its consumer Internet Appliance, cable modem, and digital subscriber line (DSL) modem product lines; and increased its outsourcing of the manufacturing of high volume server, desktop and mobile connectivity products in a contract manufacturing arrangement. Concurrent with such outsourcing, 3Com is consolidating its real estate portfolio and plans to sell certain facilities. For the fiscal years ended May 31, 2002 and June 1, 2001, 3Com recorded charges of approximately $167.6 million and $150.7 million, respectively, related to these restructuring activities. Charges recorded in fiscal 2002 were net of $6.3 million of credits for revisions of previous estimates, primarily relating to severance accruals.

Subsequent to May 31, 2002, 3Com announced it will merge BCC into BNC to achieve cost efficiencies from leveraging common infrastructure and services. As this announcement was made during fiscal 2003, no charges are reflected in the table below for the merging of these two businesses. Components of accrued restructuring charges, which are included in accrued liabilities and other in the accompanying balance sheet, and changes in accrued amounts related to this restructuring program as of May 31, 2002 and June 1, 2001 were as follows (in thousands):

	Severance and Outplacement	Long-term Asset Write downs	Facilities-related Charges	Other Restructuring Costs	Total
Balance at June 2, 2000	$—	$—	$—	$—	$—
Charges	86,439	59,601	944	3,761	150,745
Deductions	(46,537)	(59,601)	(944)	(1,979)	(109,061)

Balance at June 1, 2001	39,902	—	—	1,782	41,684
Charges	52,987	13,636	93,897	7,101	167,621
Deductions	(87,936)	(13,636)	(88,543)	(5,436)	(195,551)

Balance at May 31, 2002	$4,953	$—	$5,354	$3,447	$13,754

Estimated remaining cash expenditures	$4,953	$—	$4,820	$3,447	$13,220

Employee separation expenses are comprised of severance pay, outplacement services, medical and other related benefits. Affected employee groups include corporate services, manufacturing and logistics, product organizations, sales, customer support and administrative positions. As of June 1, 2001, approximately 2,600 employees had been separated or were currently in the separation process, resulting in approximately $46.5 million of employee separation payments. Included in fiscal 2001 severance and outplacement charges and deductions is approximately $15.5 million of accelerated amortization of deferred stock compensation for qualified employees of Kerbango, Inc. (Kerbango). The total reduction in force since the inception of the restructuring through May 31, 2002 includes approximately 5,400 employees who have been separated or were currently in the separation process. There are an additional 50 employees who have been notified but have not yet worked their last day. As of May 31, 2002, 3Com had communicated to all impacted employees regarding employee separation benefits and the timing of separation. Fiscal 2002 employee separation payments were approximately $87.9 million, resulting in payments of $134.5 million since the inception of this restructuring initiative.

Long term asset write downs include those assets identified that will not support continuing operations for 3Com. For fiscal 2001, 3Com recorded a provision of $59.6 million for the write down of long-term assets. Fiscal 2001 charges included $30.1 million for discontinued software applications, $24.3 million for the write downs of net goodwill and intangibles associated with certain acquisitions relating to product lines 3Com is exiting, and $5.2 million for write downs of other assets related to exited product lines or separated employees. Fiscal 2002 charges were $13.6 million, primarily for manufacturing and engineering equipment, resulting in a total of $73.2 million of long-term asset write downs since the inception of this restructuring initiative.

Facilities-related charges include accelerated depreciation of buildings, write downs of land and buildings held for sale, losses on sales of facilities, and lease terminations. 3Com incurred and paid approximately $0.9 million in fiscal 2001 for facilities lease terminations. In fiscal 2002, 3Com recorded $93.9 million in facilities-related charges, for a total of $94.8 million of facility-related charges since the inception of this restructuring initiative. Fiscal 2002 charges were comprised of $41.4 million of accelerated depreciation on its Mount Prospect, Illinois facility, $24.4 million for write downs of land and buildings held for sale in Santa Clara and Mount Prospect, a $14.3 million loss on the sale of its Singapore manufacturing facility, and approximately $13.8 million for other facilities-related charges. Depreciation has been stopped for the assets classified as held for sale.

Other restructuring costs include payments to suppliers and contract breakage fees. In fiscal 2001, 3Com recorded a provision of approximately $3.8 million related to other restructuring costs, and $2.0 million was charged against this provision, relating primarily to royalty payments for discontinued products and contract breakage fees. In fiscal 2002, 3Com recorded a provision of approximately $7.1 million related to other restructuring costs, and $5.4 million was charged against this provision, relating primarily to payments of contract breakage fees, resulting in payments of $7.4 million since the inception of this restructuring initiative.

3Com expects to substantially complete its restructuring activities related to the reduction in force and cost reduction measures described above during fiscal 2003. As the restructuring activities continue and definitive plans are established, 3Com expects to incur further expenses during fiscal year 2003.

Exit of Analog-Only Modem and High-End LAN/WAN Chassis Product Lines and Separation of Palm

3Com realigned its strategy in the fourth quarter of fiscal 2000 to focus on high-growth markets, technologies, and products. Operations were restructured around two distinct business models: 1) Commercial and Consumer Networks Business and 2) CommWorks. In support of this strategy, 3Com exited its analog-only modem and high-end Local Area Network (LAN) and Wide Area Network (WAN) chassis product lines and completed the separation of Palm. 3Com recorded a restructuring credit of approximately $0.2 million in fiscal 2002 and restructuring charges of $13.2 million in fiscal 2001 relating to these activities. For the fiscal year ended June 2, 2000, 3Com recorded net restructuring charges of $59.0 million, consisting of restructuring charges of approximately $125.4 million, partially offset by a gain recognized upon receipt of a warrant to purchase common stock in Extreme Networks, Inc., valued at $66.4 million. 3Com also recorded a credit of $0.2 million and charges of $9.9 million for the fiscal years ended June 1, 2001 and June 2, 2000, respectively, related to the separation of Palm. 3Com completed its restructuring activities associated with the exit of the analog-only modem and high-end LAN and WAN chassis product lines during fiscal 2001. The net restructuring benefits relate to revisions of previous estimates of restructuring costs. Components of accrued restructuring charges and changes in accrued amounts related to this restructuring program for the fiscal years ended and as of May 31, 2002, June 1, 2001, and June 2, 2000 were as follows (in thousands):

	Severance and Outplacement	Long-term Asset Write-downs	Facilities Lease Terminations	Other Restructuring Costs	Total
Balance at May 28, 1999	$—	$—	$—	$—	$—
Charges (benefits)	59,890	20,187	8,932	36,404	125,413
Deductions	(25,678)	(20,187)	(632)	(30,731)	(77,228)

Balance at June 2, 2000	34,212	—	8,300	5,673	48,185
Charges (benefits)	(4,637)	9,761	(6,149)	14,270	13,245
Deductions	(29,214)	(9,761)	(2,151)	(19,943)	(61,069)

Balance at June 1, 2001	361	—	—	—	361
Benefits	(159)	—	—	—	(159)
Deductions	(202)	—	—	—	(202)

Balance at May 31, 2002	$—	$—	$—	$—	$—

Severance and outplacement costs related to the termination of approximately 2,700 employees. Employee separation costs included severance, medical, and other benefits. Employee groups impacted by the restructuring include personnel involved in corporate services, manufacturing and logistics, product organizations, sales, and customer support. As of June 2, 2000, approximately 900 employees had begun the separation process, resulting in payments of $25.7 million. As of the first quarter of fiscal 2002, all affected employees had been notified of termination and employee separations associated with announcements made in the fourth quarter of fiscal 2000 had been completed, resulting in separation payments of $29.2 million for the fiscal year 2001, $0.2 million for the fiscal year 2002, and $55.1 million since the inception of this restructuring initiative. During the first quarter of fiscal 2002, 3Com recorded a net restructuring benefit of approximately $0.2 million relating to revisions of previous estimates of restructuring costs.

In fiscal 2000, 3Com wrote off $20.2 million for sales-related hardware and software applications that were no longer needed. During fiscal year 2001, $9.8 million of capital assets were written off, for a total of $29.9 million in capital asset write-offs since the inception of the restructuring. All restructuring activities related to the disposal of long-term assets had been completed as of June 1, 2001.

In fiscal 2000, $8.9 million was accrued for costs associated with the closure of approximately 300,000 square feet of office space through lease terminations. Space reductions included approximately 120,000 square feet in the Americas, 170,000 square feet in Europe, and 10,000 square feet in Asia Pacific. As of June 2, 2000, $0.6 million of expenses had been paid related to lease terminations. During fiscal year 2001, a benefit of $6.1 million was recorded representing a revision in the estimate of costs associated with facilities lease terminations due to subsequent decisions not to dispose of space in the U.S., Europe and Latin America. Additionally, a thriving global real estate market resulted in lower actual disposal costs as landlords could easily replace tenants at a higher rent level. $2.2 million of expenses had been paid related to facilities closures as of June 1, 2001, for a total of $2.8 million in facilities lease termination costs since the inception of this restructuring initiative. All restructuring activities associated with the closure of facilities through lease terminations had been completed as of June 1, 2001.

In fiscal 2000, $36.4 million was accrued for other restructuring costs, consisting of approximately $27.2 million related to payments to suppliers and vendors to terminate agreements and $9.2 million for professional fees and other direct costs. As of June 2, 2000, $25.0 million of this expense had been paid for contract breakage costs and $5.7 million had been paid for professional fees and other direct costs. During fiscal year 2001, $14.3 million was accrued to cover remaining restructuring costs and included the $11.7 million loss on the sale of 3Com's manufacturing and distribution operations during the second quarter of fiscal 2001. As of June 2, 2001, $19.9 million had been paid related to contract breakage costs, professional fees, costs associated with the sale of 3Com's manufacturing and distribution operations and other direct costs, for a total of $50.6 million since the inception of this restructuring initiative. All other restructuring activities had been completed as of June 1, 2001.

During fiscal 2000, as part of the restructuring initiative, 3Com formed a strategic alliance with Extreme Networks, Inc. to provide a migration path for customers of 3Com's high-end LAN products. As part of the agreement, 3Com received a vested warrant to purchase 1.5 million shares of Extreme Networks, Inc. common stock at an exercise price of $79 per share. The term of the warrant was two years, expiring on April 3, 2002. This warrant had a fair value of $66.4 million at the time of receipt. The gain recognized on receipt of this warrant partially offset the business realignment charges for the year ended June 2, 2000. During fiscal 2001, 3Com entered into a collar against the warrant to hedge changes in the fair value of the warrant. This collar was settled during fiscal 2001 for a gain of approximately $56.6 million. This gain was recorded as an adjustment of the cost basis in the warrant. The warrant was sold during fiscal 2001 for proceeds of $20.1 million, resulting in a gain of $8.7 million.

3Com completed its restructuring activities associated with the exit of the analog-only modem and high-end LAN and WAN chassis product lines and the separation of Palm during the first quarter of fiscal 2002.

Note 5: Business Combinations and Joint Ventures

For acquisitions accounted for as purchases, 3Com's consolidated statements of operations include the operating results of the acquired companies from their acquisition dates. Acquired assets and liabilities were recorded at their estimated fair values at the dates of acquisition, and the aggregate purchase price plus costs directly attributable to the completion of the acquisitions have been allocated to the assets and liabilities acquired. No significant adjustments were required to conform the accounting policies of the acquired companies to the accounting policies of 3Com. Proforma results of operations have not been presented for any of these acquisitions as the effects of these acquisitions were not material to the Company either individually or on an aggregate basis.

3Com completed the following transactions during the fiscal year ended June 1, 2001:

  •
  During the third quarter of fiscal 2001, 3Com acquired the Gigabit Ethernet network interface card (NIC) business of Alteon WebSystems (Alteon), a wholly-owned subsidiary of Nortel Networks Corporation (Nortel) for an aggregate purchase price of $123.0 million, consisting of cash paid to Nortel of $122.0 million and $1.0 million of costs directly attributable to the completion of the acquisition. 3Com purchased the Alteon NIC business and is licensing certain Gigabit Ethernet-related technology and intellectual property from Alteon.

  Approximately $22.5 million of the aggregate purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use, and was charged to operations in the third quarter of fiscal 2001. A risk adjusted after-tax discount rate of 25 percent was applied to the in-process project's cash flows. This purchase resulted in $86.0 million of goodwill and other intangible assets that were being amortized over an estimated useful life of four years.

    In fiscal 2002, 3Com determined that lower than anticipated revenue growth resulted in an impairment of the goodwill and developed product technology that arose from the acquisition of Alteon. These intangible assets were written down $50.9 million to fair value, which was estimated using discounted future cash flows. The impairment charge was included in amortization and write down of intangibles, and is a component of contribution margin for BCC as reported in Note 18. As a result of the analysis, 3Com wrote down all of the Alteon-related goodwill and a portion of the Alteon developed product technology. Remaining net intangible assets continue to be amortized over their original useful lives.

  •
  During the second quarter of fiscal 2001, 3Com acquired Nomadic Technologies, Inc. (Nomadic), a developer of wireless networking products that 3Com has incorporated into solutions for both small business and enterprise customers, for an aggregate purchase price of $31.8 million, consisting of cash paid to Nomadic of $23.5 million, issuance of restricted stock with a fair value of $3.8 million, stock options assumed with a fair value of $4.3 million, and $0.2 million of costs directly attributable to the completion of the acquisition.

  For financial reporting purposes, the aggregate purchase price was reduced by the intrinsic value of unvested stock options and restricted stock totaling $6.9 million, which was recorded as deferred stock-based compensation and is being amortized over the respective vesting periods. Approximately $8.3 million of the aggregate purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use, and was charged to operations in the second quarter of fiscal 2001. A risk adjusted after-tax discount rate of 30 percent was applied to the in-process projects' cash flows. This purchase resulted in $18.6 million of goodwill and other intangible assets that are being amortized over estimated useful lives of three to five years. Finite-lived intangible assets continue to be amortized over their original useful lives, whereas remaining indefinite-lived intangible assets will no longer be amortized, but reviewed for impairment at least annually in accordance with 3Com's adoption of SFAS 142, effective June 1, 2002.

  •
  During the first quarter of fiscal 2001, 3Com acquired Kerbango, developer of the Kerbango™ Internet radio, radio tuning system, and radio web site, for an aggregate purchase price of $73.5 million, consisting of cash paid to Kerbango of $52.2 million, issuance of restricted stock with a fair value of $17.2 million, stock options assumed with a fair value of $3.8 million, and $0.3 million of costs directly attributable to the completion of the acquisition. In addition, deferred cash payments to founders and certain former employees totaling $7.7 million were contingent upon certain events through July 2002.

  For financial reporting purposes, the aggregate purchase price, excluding deferred cash payments, was reduced by the intrinsic value of unvested stock options and restricted stock totaling $20.2 million, which was recorded as deferred stock-based compensation and was being amortized over the respective vesting periods. Approximately $29.4 million of the aggregate purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use, and was charged to operations in the first quarter of fiscal 2001. A risk adjusted after-tax discount rate of 35 percent was applied to the in-process project's cash flows. This purchase resulted in $33.7 million of goodwill and other intangible assets were being amortized over estimated useful lives of three to five years.

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

  •
  During the first quarter of fiscal 2001, 3Com completed the transfer of its analog-only modem product lines to U.S. Robotics Corporation (New USR), the new joint venture formed with Accton Technology and NatSteel Electronics. 3Com contributed $3.1 million of assets to New USR for an 18.7% investment in the joint venture. New USR assumed the analog-only modem product line, including U.S. Robotics and U.S. Robotics Courier branded modems.

  During fiscal 2001, 3Com wrote off its $3.1 million investment in New USR as the value of this investment was determined to be other-than-temporarily impaired. The amount was charged to gains (losses) on investments, net.

3Com completed the following transactions during the fiscal year ended June 2, 2000:

  •
  During the fourth quarter of fiscal 2000, 3Com acquired Call Technologies, Inc. (Call Technologies), a developer of Unified Messaging (UM) and carrier-class Operational Systems and Support (OSS) software solutions for service providers, for an aggregate purchase price of $86.0 million, consisting of cash of approximately $73.4 million, assumption of stock options with a fair value of approximately $8.6 million, the assumption of $1.4 million in debt, and $2.6 million of costs directly attributable to the completion of the acquisition. Approximately $10.6 million of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use, and was charged to operations in the fourth quarter of fiscal 2000. This purchase resulted in approximately $86.7 million of goodwill and other intangible assets that were being amortized over estimated useful lives of three to seven years.

  The weakened telecommunications industry conditions in fiscal 2002 and 2001 resulted in the impairments of the goodwill and related intangible assets that arose from the Call Technologies acquisition. These assets were written down $15.3 million and $18.2 million in fiscal 2002 and 2001, respectively, to fair value, which was estimated using discounted future cash flows. The write down in fiscal 2002 related to goodwill and acquired customer relationships. The fiscal 2001 write down included a portion of the developed technology and associated goodwill. These impairment charges were included in amortization and write down of intangibles, and are components of contribution margin for CommWorks as reported in Note 18. Remaining net finite-lived intangible assets continue to be amortized over their original useful lives, whereas remaining indefinite-lived intangible assets will no longer be amortized, but reviewed for impairment at least annually in accordance with 3Com's adoption of SFAS 142, effective June 1, 2002.

  •
  During the third quarter of fiscal 2000, 3Com acquired LANSource Technologies, Inc. (LANSource), a developer of Internet and LAN fax software and modem sharing software, for an aggregate purchase price of $15.8 million in cash, including $0.2 million of costs directly attributable to the completion of the acquisition. Approximately $2.9 million of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use, and was charged to operations in the third quarter of fiscal 2000. This purchase resulted in approximately $13.3 million of goodwill and other intangible assets that were being amortized over estimated useful lives of two to five years.

    As part of 3Com's efforts to improve profitability in fiscal 2001, the Company decided that it would exit certain LANSource product lines and license the technology to a former competitor in that market. As a result of this decision, 3Com determined that an impairment of developed technology and related goodwill that arose from the LANSource acquisition had occurred. These assets were written down $1.1 million to their estimated realizable fair value. This amount was included in restructuring charges in fiscal 2001. Also in fiscal 2001, 3Com determined that a customer's product line discontinuation resulted in an impairment of a license agreement and related goodwill that arose from the LANSource acquisition. Those assets were determined to have no future value, and accordingly $1.0 million was written off.

    In fiscal 2002, weakened telecommunications industry conditions indicated further impairment of LANSource goodwill and intangible assets, primarily for core technology and related goodwill. These assets were written down approximately $3.9 million to fair value, which was estimated using discounted future cash flows. The $3.9 million and $1.0 million impairment charges recorded in fiscal 2002 and 2001, respectively, were included in amortization and write down of intangibles, and are components of contribution margin for CommWorks as reported in Note 18. Remaining net finite-lived intangible assets continue to be amortized over their original useful lives, whereas remaining indefinite-lived intangible assets will no longer be amortized, but reviewed for impairment at least annually in accordance with 3Com's adoption of SFAS 142, effective June 1, 2002.

  •
  During the third quarter of fiscal 2000, 3Com acquired Interactive Web Concepts, Inc. (IWC), an Internet business consulting, creative design, and software engineering firm, for an aggregate purchase price of $3.5 million in cash, including $0.1 million of costs directly attributable to the completion of the acquisition. This purchase resulted in approximately $4.1 million of goodwill and other intangible assets that were being amortized over estimated useful lives of three years.

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

Note 6: Investments

Available-for-sale securities consist of:

	May 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
State and municipal securities	$7,038	$97	$—	$7,135
U.S. Government and agency securities	171,860	508	(115)	172,253
Corporate debt securities	522,915	1,096	(406)	523,605

Short-term investments	701,813	1,701	(521)	702,993
Publicly traded corporate equity securities	729	—	(222)	507

Total	$702,542	$1,701	$(743)	$703,500

	June 1, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
State and municipal securities	$125,854	$1,133	$—	$126,987
U.S. Government and agency securities	209,522	5,820	—	215,342
Corporate debt securities	394,247	5,998	(160)	400,085

Short-term investments	729,623	12,951	(160)	742,414
Publicly traded corporate equity securities	20,025	4,570	(220)	24,375

Total	$749,648	$17,521	$(380)	$766,789

Publicly traded corporate equity securities are included in other current assets.

During the fiscal year ended May 31, 2002, publicly traded corporate equity securities were sold for proceeds of $32.2 million. Net realized losses on investments of $17.9 million were recorded during fiscal 2002, comprised of $30.5 million of net losses recognized due to fair value adjustments of investments in limited partnership venture capital funds and impairments of investments in private companies whose declines in value have been determined to be other than temporary. The losses were partially offset by $12.6 million of net gains realized on sales of publicly traded equity securities. During the fiscal year ended June 1, 2001, publicly traded corporate equity securities were sold for proceeds of $224.0 million. Net realized losses on investments of $18.6 million were recorded during fiscal 2001, comprised of $135.7 million of net losses recognized due to fair value adjustments of investments in limited partnership venture capital funds and impairments of investments in private companies and publicly traded securities whose declines in value have been determined to be other than temporary. The losses were partially offset by $117.1 million of net gains realized on sales of publicly traded equity securities. During the fiscal year ended June 2, 2000, publicly traded corporate equity securities were sold for proceeds of $818.0 million. Net realized gains on investments of $838.8 million were recorded during fiscal 2000, comprised of $792.7 million of net gains realized on sales of publicly traded equity securities and $46.1 million of net gains recognized due to fair value adjustments of investments in limited partnership venture capital funds and in private companies acquired by public companies.

The contractual maturities of available-for-sale debt securities at May 31, 2002 are as follows:

	Cost	Fair Value
	(In thousands)
Within one year	$527,616	$528,703
Between one year and two years	174,197	174,290

Short-term investments	$701,813	$702,993

Note 7: Inventories

Inventories consist of:

	May 31, 2002	June 1, 2001
	(In thousands)
Finished goods	$29,730	$46,091
Work-in-process	15,458	64,319
Raw materials	16,589	89,736

Total	$61,777	$200,146

Note 8: Property and Equipment

Property and equipment, net, consists of:

	May 31, 2002	June 1, 2001
	(In thousands)
Land	$114,373	$44,635
Land, property, and equipment held for sale, net	71,555	11,681
Buildings and improvements	367,781	297,335
Machinery and equipment	467,248	754,073
Software	148,103	163,592
Furniture and fixtures	75,091	96,988
Leasehold improvements	52,300	70,175
Construction in progress	7,051	42,637

Total	1,303,502	1,481,116
Accumulated depreciation and amortization	(627,348)	(871,437)

Property and equipment, net	$676,154	$609,679

Notes to Consolidated Financial Statements (Continued)

Significant property and equipment transactions

For the Year Ended May 31, 2002.    In the second quarter of fiscal 200, 3Com paid $316.7 million for land and buildings on its Santa Clara headquarters site and Marlborough, Massachusetts office complex that were previously under operating lease arrangements.

In the third quarter of fiscal 2002, 3Com sold its Singapore manufacturing and distribution facility for net proceeds of approximately $10.7 million. As a result of this transaction, 3Com recorded a loss of $14.3 million, which is included in restructuring charges. Also included in restructuring charges are $41.4 million of accelerated depreciation on its Mount Prospect facility and $24.4 million for impairments of held for sale properties located in Santa Clara and Mount Prospect. Restructuring charges are discussed further in Note 4. Held for sale assets as of May 31, 2002 consist primarily of facilities located in Santa Clara, Mount Prospect, and Salt Lake City, Utah. As discussed in Note 21, in July 2002 3Com sold its Mount Prospect facility that was classified as held for sale as of May 31, 2002.

In the third quarter of fiscal 2002, 3Com recorded an additional impairment charge of $1.4 million for its held for sale facility in Salt Lake City, which was recorded in losses (gains) on land and facilities, net.

For the Year Ended June 1, 2001.    In the second quarter of fiscal 2001, 3Com sold a 39-acre parcel of undeveloped land in San Jose, California to Palm for total net proceeds of approximately $215.6 million. 3Com recorded a net gain of $174.4 million related to this sale. In the third quarter of fiscal 2001, 3Com sold a vacated office and manufacturing building in Morton Grove, Illinois for total net sales proceeds of $12.4 million, resulting in a gain of approximately $4.4 million. A combined net gain of $178.8 million was recognized related to these transactions, and was recorded in losses (gains) on land and facilities, net.

For the Year Ended June 2, 2000.    3Com sold two facilities in the Chicago and Salt Lake City areas and equipment in the Chicago area for total net proceeds of $93.2 million. In addition, an impairment charge of approximately $4.0 million was recognized related to the write down to fair value of the remaining facility held for sale in Salt Lake City. A combined net gain of $25.5 million was recognized related to these transactions, and was recorded in losses (gains) on land and facilities, net.

Note 9: Accrued Liabilities and Other

Other accrued liabilities consist of:

	May 31, 2002	June 1, 2001
	(In thousands)
Accrued payroll and related expenses	$56,831	$123,092
Accrued product warranty	53,289	53,571
Deferred revenue	48,429	76,496
Accrued purchase commitments	9,142	178,942
Other	108,274	148,820

Accrued liabilities and other	$275,965	$580,921

Note 10: Borrowing Arrangements and Commitments

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

Under the term loan, quarterly principal payments of $7.5 million are due from March 2002 through September 2004, with the balance due in November 2004. The revolving line of credit also expires in November 2004, at which time all outstanding amounts are due. Interest on each of the term and revolving facilities is due monthly, and bears interest, at 3Com's election, at either the lender's base rate or LIBOR rate, plus an applicable margin. As of May 31, 2002, $97.5 million was outstanding on the term loan, and $70.0 million was outstanding on the revolving line of credit. The interest rate at May 31, 2002 on the term loan was 4.9 percent, and the interest rate on the revolving line of credit was 5.8 percent. Total interest expense for these instruments for fiscal 2002 was $3.4 million.

The financing arrangements are secured by certain real properties and other assets of 3Com, including accounts receivable, inventory, and plant and equipment. The credit agreement places limitations upon, among other things, certain types of mergers and asset dispositions. 3Com is also required to maintain minimum balances in specified accounts of $210 million, reduced by the amount of any term loan principal repayments, which were $7.5 million in fiscal 2002. If 3Com's liquidity, consisting of its cash (inclusive of amounts held in specified accounts), cash equivalents, short term investments, and available borrowings under the revolving line of credit, falls below $650 million, the Company will be required to immediately pay the outstanding balance of the term loan. Under the terms of the agreement, 3Com must maintain total liquidity of $400 million. In an event of default, 3Com will be subject to additional restrictive covenants.

Additionally, 3Com had borrowings of $2.3 million related to equipment financing transactions and $1.0 million in unused bank-issued standby letters of credit and bank guarantees as of May 31, 2002.

As of May 31, 2002, the weighted average interest rate on outstanding debt was approximately five percent.

During July 1994, 3Com arranged a private placement of $60 million in 7.52% Unsecured Senior Notes with three insurance companies. The notes were payable in five equal installments beginning in June 1997. During the first quarter of fiscal 2001, 3Com repaid the remaining debt balance of $24 million under this agreement.

3Com leases certain of its facilities under operating leases. Leases expire at various dates from 2002 to 2025, and certain facility leases have renewal options with rentals based upon changes in the Consumer Price Index or the fair market rental value of the property. 3Com also rents certain of its leased and owned facilities to third party tenants. The rental agreements expire at various dates from 2002 to 2008.

Future operating lease commitments and future rental income are as follows:

Fiscal year	Future Lease Payments	Future Rental Income
	(in thousands)	(in thousands)
2003	$19,359	$26,347
2004	13,300	8,307
2005	11,458	7,702
2006	10,946	7,871
2007	7,439	4,519
Thereafter	7,178	665

Total	$69,680	$55,411

Rent expense was $38.1 million, $58.0 million, and $51.5 million for the fiscal years ended May 31, 2002, June 1, 2001, and June 2, 2000, respectively. Rental income, which includes rents received for both owned and leased property, was $41.9 million, $32.6 million, and $8.6 million for the fiscal years ended May 31, 2002, June 1, 2001, and June 2, 2000, respectively, and is recorded as an offset to operating expenses. Included in rental income was rental income from Palm of $25.1 million, $16.7 million and $2.6 million for the fiscal years ended May 31, 2002, June 1, 2001 and June 2, 2000, respectively.

In conjunction with the sale of the Company's manufacturing and distribution operations to Manufacturers' Services Limited (MSL) on September 30, 2000, 3Com committed to purchase a minimum manufacturing volume, excluding the cost of materials, of $31 million per quarter during the first year of the agreement, and $30 million per quarter during the second year of the agreement. Due to 3Com's announcement that it would exit its consumer product lines and the slowdown in the telecommunications industry in 2001, the Company did not expect to reach the minimum purchase commitments in the future. Based on management's best estimates, a charge was recorded to cost of goods sold in the fourth quarter of fiscal 2001 to accrue for estimated future purchase commitment shortfalls and expected contract termination costs. 3Com recorded an additional charge to cost of goods sold in the first quarter of fiscal 2002 as a result of the Company's renegotiation of the contract that was completed in the second quarter of fiscal 2002. The renegotiated contract eliminated the minimum volume commitments.

Note 11: Warrants to Purchase Broadcom Common Stock and Purchase Agreement

In fiscal 2001, 3Com entered into a Purchase and Warrant Agreement (purchase agreement) with Altima Communications, Inc. (Altima) to purchase certain components through December 2002. The purchase agreement provided for cash penalties to Altima in the event that minimum purchases were not met on a calendar quarter basis. The agreement included a performance warrant issued to 3Com to purchase common stock of Altima, which vested as product purchases were made. Since Altima was subsequently acquired by Broadcom Corporation (Broadcom), the warrant to purchase shares of common stock of Altima was replaced by a warrant to purchase 992,000 shares of common stock of Broadcom (warrant shares). The fair value of the warrant was fixed at approximately $244 million, since the agreement contained significant disincentives for nonperformance. The effects of warrant shares earned were recorded as a credit to cost of sales as purchases were made, based on the fixed valuation of the warrant of $244 million. In January 2001, 3Com exercised its vested portion of the warrant and received 126,940 shares of Broadcom common stock. The investment in Broadcom common stock was accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Due

to the significant decline in the value of the Broadcom common stock, 3Com recorded an other-than-temporary impairment charge of $25.3 million in fiscal 2001. As certain terms of the purchase agreement were not met, 3Com terminated the purchase agreement in February 2001 without penalty. 3Com continues to maintain an ongoing purchase arrangement with Broadcom that does not include a performance warrant.

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

Stock Option Plans.    3Com has stock option plans under which employees and directors may be granted options to purchase common stock. Options are generally granted at not less than the fair market value at grant date, vest annually over two to four years, and expire five to ten years after the grant date. Stock option plans include stockholder-approved plans, and the Company's Board of Directors has authorized shares for issuance outside the existing stockholder-approved plans. Options issued and available for future issuance outside of the stockholder-approved plans have been issued primarily under the 1994 Stock Option Plan, as amended, whose features are substantially similar to those of the stockholder-approved plans. Also, additional options have been issued outside of stockholder-approved plans arising from the assumptions of options in connection with acquisitions. No additional options are available for future issuance under plans assumed from acquisitions.

A summary of option transactions under the plans follows:

	Number of shares	Weighted average exercise price
	(Shares in thousands)
Outstanding, May 28, 1999	49,246	$25.60
Granted and assumed	20,461	34.07
Exercised	(14,726)	19.78
Canceled	(12,146)	30.04

Outstanding, June 2, 2000	42,835	30.39
Granted and assumed	30,172	14.42
Additional options granted to compensate for loss in intrinsic value due to Palm spin-off	134,045	—
Exercised	(23,674)	8.98
Canceled	(35,237)	10.47

Outstanding, June 1, 2001	148,141	7.80
Granted	23,628	4.86
Exercised	(8,174)	3.98
Canceled	(52,493)	8.24

Outstanding, May 31, 2002	111,102	7.25

	Outstanding options as of May 31, 2002			Exercisable at May 31, 2002
Range of exercise prices	Number of shares	Weighted average exercise price	Weighted average remaining contractual life	Number of shares	Weighted average exercise price
	(in thousands)		(in years)	(in thousands)
$ 0.13 - $ 4.80	24,201	$4.20	7.3	7,856	$3.09
4.81 - 5.54	20,637	5.41	7.2	10,673	5.42
5.55 - 6.68	26,267	5.97	6.1	20,385	5.99
6.71 - 11.73	23,899	8.83	7.1	14,178	8.70
11.76 - 21.57	16,098	13.95	8.1	5,990	14.00

Total	111,102	$7.25	7.1	59,082	$6.97

There were 64.4 million and 15.4 million options exercisable as of June 1, 2001 and June 2, 2000 with weighted average exercise prices of $6.28 and $26.09 per share, respectively.

The following table provides information regarding the Company's outstanding stock options in plans approved by shareholders compared to those stock options issued outside of shareholder-approved plans as of May 31, 2002:

	Number of securities to be issued upon exercise of options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)
	(Shares in thousands)
Equity compensation plans approved by stockholders	26,613	$7.82	37,499
Equity compensation plans not approved by stockholders	84,489	7.07	72,026

Total	111,102	$7.25	109,525

Employee Stock Purchase Plan.    3Com has a stockholder-approved employee stock purchase plan, under which eligible employees may authorize payroll deductions of up to 10 percent of their compensation, as defined, to purchase common stock at a price of 85 percent of the lower of the fair market value as of the beginning or the end of the offering period. Offering periods are 24 months, allowing for four six-month purchase periods. Price declines, if any, will be reflected at the beginning of each six-month purchase period and remain in effect for the next 24-month offering period.

Stock-Based Compensation.    3Com has a stockholder-approved restricted stock plan, under which shares of common stock are reserved for issuance at no cost to key employees. Compensation expense, equal to the fair market value on the date of the grant, is recognized as the granted shares vest over a one-to-four year period. 3Com also grants time accelerated stock awards whereby restricted shares with a given time-based vesting may be accelerated if specific milestones are accomplished. In addition, 3Com has recorded deferred compensation expense in connection with certain of its acquisitions. Excluding accelerated amortization for Kerbango employees in fiscal 2001 as discussed in Note 4, compensation expense recognized for the amortization of stock-based compensation was $6.7 million, $8.1 million, and $1.6 million for the years ended May 31, 2002, June 1, 2001, and June 2, 2000, respectively. As of May 31, 2002, there were 1.2 million shares available for future grant.

Director Stock Plan.    3Com has a stockholder-approved director stock plan, under which shares of common stock are issued to members of the Board of Directors at an exercise price equal to the fair market value on the date of grant. Shares granted to newly appointed outside directors vest annually over a four year period. For continuing directors, grants are made each year as of the annual shareholder meeting with vesting occurring annually over a two-year period.

Stock Reserved for Issuance.    As of May 31, 2002, 3Com had common stock reserved for issuance as follows:

(In thousands)
Stock Option Plans	220,627
Employee Stock Purchase Plan	10,220
Warrants	7,100
Restricted Stock Plan	1,157

Total shares reserved for issuance	239,104

In addition, as of May 31, 2002, 3Com had 0.4 million shares of preferred stock reserved for issuance under its Preferred Shares Rights plan.

Stock Repurchase and Option Programs.    During the fourth quarter of fiscal 2000, the Board of Directors authorized a stock repurchase program in the amount of up to one billion dollars. Such repurchases could be used to offset the issuance of additional shares resulting from employee stock option exercises and the sale of shares under the employee stock purchase plan. The Board authorized a two-year time limit on the repurchase authorizations. During fiscal 2002 and 2001, 1.1 million shares and 39.5 million shares of common stock were repurchased for a total purchase price of $3.7 million and $577.8 million, respectively. Included in the fiscal 2001 purchases are those shares purchased through the put option program discussed below.

In fiscal 2001, 3Com initiated a program of selling put options and purchasing call options on its common stock. These were "European" style options, which, in the case of put options, entitle the holders to sell shares of 3Com common stock to 3Com on the expiration dates at specified prices and, in the case of call options, entitle 3Com to purchase its common stock on the expiration dates at specified prices. The option contracts gave 3Com the choice of net cash settlement or physical settlement or net settlement in its own shares of common stock. These options were accounted for as permanent equity instruments. During fiscal 2001, 1.2 million shares of common stock were repurchased through exercised puts for a cumulative purchase price of $19.9 million. The option contracts contained per share price floors, whereby a drop in the price of 3Com common stock below such price floor could require accelerated settlement of the put options by 3Com. Due to a decline in the price of 3Com common stock, accelerated settlement of the remaining put options was required. 3Com elected net cash settlement of 15.3 million put options outstanding, and related call options, which was recorded as a reduction of share capital in the amount of $140.7 million. As of May 31, 2002 and June 1, 2001, there were no put options or call options outstanding.

Note Receivable from Broadcom for Sale of Warrants to Purchase 3Com Common Stock.    During fiscal 2001, 3Com announced a strategic alliance with Broadcom to accelerate the deployment of Gigabit Ethernet into business networks. As part of the strategic alliance, 3Com issued to Broadcom a warrant to acquire up to 7.1 million shares of 3Com common stock, representing approximately 2% of 3Com's current outstanding shares. The term of the warrant is from January 1, 2001 through December 4, 2002. The per share exercise price is $9.31 and the purchase price of the warrant was approximately $21 million. Broadcom paid for the warrant by issuance of a full recourse promissory note in the principal amount of approximately $21.1 million. The note bears interest at LIBOR plus one percent. Payments of interest only are due quarterly beginning April 2001. Principal payments of approximately $3.5 million plus interest are due quarterly beginning October 2001 through December 2002. The note has optional and mandatory prepayment provisions if certain conditions are met. As of May 31, 2002, no interest or principal payments have been made and, as discussed in Note 20, the note is the subject of litigation between 3Com and Broadcom.

Accounting for Stock-Based Compensation.    As permitted under SFAS 123, 3Com has elected to follow APB 25 and related Interpretations in accounting for stock-based awards to employees. Under APB 25, 3Com generally recognizes no compensation expense with respect to such stock option awards.

Pro forma information regarding net income and earnings per share is required by SFAS 123. This information is required to be determined as if 3Com had accounted for its stock-based awards to employees (including employee stock options and shares issued under the Employee Stock Purchase Plan, collectively called "options") under the fair value method of that Statement. The fair value of options granted in fiscal years 2002, 2001, and 2000 reported below has been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Employee Stock Option Plans			Employee Stock Purchase Plan
	2002	2001	2000	2002	2001	2000
Risk-free interest rate	3.7%	4.5%	6.5%	1.9%	3.7%	6.4%
Volatility	73.1%	79.4%	78.4%	62.0%	79.4%	78.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

As of May 31, 2002 and June 1, 2001, the expected lives of the options under the Employee Stock Option Plan were estimated at approximately two years after the vesting date for directors and approximately one and one half years after the vesting date for non-directors. As of June 2, 2000, the expected lives of options under the Employee Stock Option Plan were estimated at approximately two and one half years after the vesting date for directors and approximately one and one half years after the vesting date for non-directors. As of May 31, 2002, June 1, 2001, and June 2, 2000, the expected life of options under the Employee Stock Purchase Plan was estimated at six months.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The weighted average estimated fair value of employee stock options granted during fiscal years 2002, 2001, and 2000 was $2.48, $7.99, and $21.10 per share, respectively. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plan during fiscal years 2002, 2001, and 2000 was $1.60, $5.16, and $10.26, respectively. Because 3Com's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options' vesting periods. Pro forma information follows (in thousands, except per share amounts):

		Years ended
		May 31, 2002	June 1, 2001	June 2, 2000
Net income (loss):	As reported	$(595,950)	$(965,376)	$674,303
	Pro forma	(661,889)	(1,148,416)	535,539
Earnings (loss) per share:	As reported—basic	$(1.71)	$(2.80)	$1.94
	Pro forma—basic	(1.89)	(3.33)	1.54
	As reported—diluted	$(1.71)	$(2.80)	$1.88
	Pro forma—diluted	(1.89)	(3.33)	1.50

Note 13: Financial Instruments

The following summary disclosures are made in accordance with the provisions of SFAS 107, "Disclosures About Fair Value of Financial Instruments," which requires the disclosure of fair value information about both on- and off-balance sheet financial instruments where it is practicable to estimate the value. Fair value is defined in SFAS 107 as the amount at which an instrument could be exchanged in a current transaction between willing parties, rather than in a forced or liquidation sale.

Because SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value to 3Com.

	May 31, 2002		June 1, 2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
Cash and equivalents	$679,055	$679,055	$897,797	$897,797
Short-term investments	702,993	702,993	742,414	742,414
Corporate equity securities	72,001	71,685	110,976	110,976
Liabilities:
Long-term debt	$97,500	$97,500	$—	$—

The following methods and assumptions were used in estimating the fair values of financial instruments:

Cash and equivalents.    The carrying amounts reported in the consolidated balance sheets for cash and equivalents approximate their estimated fair values.

Short-term investments.    The fair values of short-term investments are based on quoted market prices.

Corporate equity securities.    Publicly traded corporate equity securities are included in other current assets and are classified as available-for-sale. Such securities are reported at fair value, which is based on quoted market prices, with temporary unrealized gains or losses excluded from earnings and included in other comprehensive income (loss), net of applicable taxes. Privately held corporate equity securities are included in goodwill, intangibles, deposits, and other assets. Investments in privately held corporate equity securities are recorded at the lower of cost or fair value. For these non-quoted investments, 3Com's policy is to regularly review the assumptions underlying the financial performance of the privately held companies in which the investments are maintained. If and when a determination is made that a decline in fair value below the cost basis is other than temporary, the related investment is written down to its estimated fair value. Other-than-temporary declines in both publicly traded and privately held corporate equity securities are recorded in gains (losses) on investments, net.

Long-term debt:    Interest on the term loan is due monthly, and bears interest, at 3Com's election, at either the lender's base rate or LIBOR rate, plus an applicable margin. The carrying amount reported in the consolidated balance sheet for long-term debt is therefore approximately its estimated fair value.

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

The foreign exchange forward contracts require 3Com to exchange foreign currencies for U.S. Dollars or vice versa, and generally mature in one month or less. As of May 31, 2002 and June 1, 2001, 3Com had outstanding foreign exchange forward contracts with aggregate notional amounts of $59.1 million and $38.9 million, respectively, that had remaining maturities of one month or less. As of May 31, 2002 and June 1, 2001, the carrying amounts, which were also the estimated fair values, of foreign exchange forward contracts were insignificant. The fair value of foreign exchange forward contracts is based on prevailing financial market information.

Note 14: Merger-Related Credits, Net

In fiscal 1998, 3Com completed a merger with U.S. Robotics Corporation, which was accounted for as a pooling of interests. As a result of this merger, 3Com recorded aggregate merger-related charges of $239.6 million through June 1, 2001, which included $195.8 million of integration expenses and $43.8 million of direct transaction costs (consisting primarily of investment banking and other professional fees). Net merger-related credits of $0.7 million and $2.3 million recorded in fiscal 2001 and 2000, respectively, were primarily for revisions in estimates for remaining U.S. Robotics merger accruals, mostly for facilities. As of June 1, 2001, 3Com completed all exit activities associated with the U.S. Robotics merger and there were no merger reserve balances as of June 1, 2001.

As of May 31, 2002 and June 1, 2001, 3Com had a remaining merger accrual of $0.2 million and $0.8 million, respectively, related to the Chipcom Corporation merger. Expenditures relating to the remaining $0.2 million accrual are expected to be made in fiscal 2003.

Note 15: Interest and Other Income, Net

Interest and other income, net, consists of:

	Years ended
	May 31, 2002	June 1, 2001	June 2, 2000
	(In thousands)
Interest income	$71,254	$142,472	$110,404
Interest expense	(4,853)	(1,174)	(3,612)
Other	970	3,298	(2,534)

Total	$67,371	$144,596	$104,258

Note 16: Income Taxes

The provision (benefit) for income taxes consists of:

	Years ended
	May 31, 2002	June 1, 2001	June 2, 2000
	(In thousands)
Current:
Federal	$—	$16,172	$84,107
State	540	(7,931)	38,892
Foreign	13,024	16,000	39,361

Total current	13,564	24,241	162,360

Deferred:
Federal	49,484	(285,969)	171,315
State	28,972	(6,549)	8,182
Foreign	(721)	10,636	(185)

Total deferred	77,735	(281,882)	179,312

Total	$91,299	$(257,641)	$341,672

The components of net deferred tax assets consist of:

	May 31, 2002	June 1, 2001
	(In thousands)
Deferred tax assets:
Operating loss carryforwards, net	$684,299	$409,380
Amortization and depreciation	11,404	19,786
Tax credit carryforwards	47,934	49,010
Intercompany profit eliminations	608	10,554
Other	18,207	29,099
Valuation allowance	(558,229)	(194,085)

Total deferred tax assets	204,223	323,744

Deferred tax liabilities:
Reserves recognized in different periods for tax purposes	(94,244)	(139,354)
Unremitted earnings	(87,500)	(87,500)
Royalty and purchased research and development	(13,774)	(8,965)
Unrealized gain on investments, net	(173)	(1,740)
Other	(2,340)	(3,321)

Net deferred tax assets	$6,192	$82,864

3Com has net operating losses related to the following tax jurisdictions and expiration periods: U.S. federal income tax loss carryforwards of approximately $1.1 billion and $683.8 million expiring in fiscal years 2021 and 2022, respectively; various state income tax carryforwards of approximately $817.5 million expiring between 2006 and 2023; and various foreign taxing jurisdictions, with $2.7 million expiring between 2004 and 2008, and $28.6 million with an unlimited carryforward period. 3Com also has U.S. federal research credit carryforwards of $23.1 million expiring between 2010 and 2022; a U.S. federal foreign tax credit carryforward of $2.8 million that expires in 2006; and U.S. federal alternative minimum tax credits of $21.9 million that have an unlimited carryforward period.

SFAS 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance relates to net operating loss and credit carryforwards and temporary differences for which 3Com believes that realization is uncertain. The valuation allowance increased $364.1 million and $182.6 million in fiscal years 2002 and 2001, respectively. The total valuation allowance of $558.2 million includes $103.9 million attributable to benefits of stock option deductions, which, if recognized, will be allocated directly to paid-in-capital.

Notes to Consolidated Financial Statements (Continued)

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

	Years ended
	May 31, 2002	June 1, 2001	June 2, 2000
Tax computed at federal statutory rate	(35.0)%	(35.0)%	35.0%
State income taxes, net of federal effect	(3.1)	(2.6)	3.2
Tax exempt investment income	(0.2)	(0.7)	(0.9)
Provision for taxes on unremitted earnings	—	0.5	—
Provision for combined foreign and U.S. taxes on certain foreign income at rates greater than (less than) U.S. rates	7.7	6.9	(4.2)
Research tax credits	—	(0.1)	(0.3)
Valuation allowance	47.1	6.8	—
Non-deductible purchased in-process technology and merger-related charges	1.9	3.5	1.0
Other	(0.3)	(0.3)	1.7

Total	18.1%	(21.0)%	35.5%

Income (loss) before income taxes for the fiscal years ended May 31, 2002, June 1, 2001, June 2, 2000, includes foreign income (loss) of ($69.6) million, ($152.5) million, and $213.3 million, respectively. 3Com has provided $87.5 million for the potential repatriation of certain undistributed earnings of its foreign subsidiaries. 3Com has not provided for federal income taxes on approximately $279.9 million of undistributed earnings of its foreign subsidiaries since 3Com considers these earnings to be indefinitely reinvested in foreign subsidiary operations. It is not practicable to estimate the income tax liability that might be incurred upon the remittance of such earnings.

3Com has certain domestic and foreign income tax audits that are currently in progress. The ultimate resolution of these examinations cannot be predicted with certainty; however, 3Com's management believes the examinations will not have a material adverse effect on its consolidated financial condition or results of operations. As of May 31, 2002, the IRS has completed its audit of 3Com's fiscal years through June 2, 2000.

Note 17: Net Income (Loss) per Share

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Years ended
	May 31, 2002	June 1, 2001	June 2, 2000
Income (loss) from continuing operations	$(595,950)	$(969,913)	$615,563
Income from discontinued operations	—	4,537	58,740

	$(595,950)	$(965,376)	$674,303

Weighted average shares—Basic	349,489	345,027	348,314
Effect of dilutive securities:
Employee stock options	—	—	9,267
Restricted stock	—	—	302

Weighted average shares—Diluted	349,489	345,027	357,883

Net income (loss) per share—Basic:
Continuing operations	$(1.71)	$(2.81)	$1.77
Discontinued operations	—	0.01	0.17

	$(1.71)	$(2.80)	$1.94

Net income (loss) per share—Diluted:
Continuing operations	$(1.71)	$(2.81)	$1.72
Discontinued operations	—	0.01	0.16

	$(1.71)	$(2.80)	$1.88

Employee stock options and restricted stock totaling 6.6 million and 30.3 million shares for the year ended May 31, 2002 and June 1, 2001, respectively, were not included in the diluted weighted average shares calculation as the effects of these securities were antidilutive.

Note 18: Business Segment Information

3Com provides network connectivity products and solutions for people and businesses, as well as access infrastructure and IP services platforms for network service providers. For fiscal 2002, 3Com had four reporting segments. Three of these segments represented ongoing operations—Business Networks Company, Business Connectivity Company, CommWorks Corporation—and the fourth segment included product lines that 3Com decided to exit during the period from the fourth quarter of fiscal 2000 through the first quarter of fiscal 2002. The Business Networks segment manufactures and sells network infrastructure solutions for the enterprise and small business markets, including switches and hubs, as well as services associated with sales of these products. The Business Connectivity segment sells products that enable computing devices to access computer networks, such as desktop NICs and PC cards. The CommWorks segment sells hardware platforms for wireline and wireless access, software and softswitch elements that enable services to be delivered over these platforms, and professional services for network service providers. Exited Products include analog-only modems, high-end LAN and WAN chassis products, internet appliances, and consumer cable and DSL modem products.

3Com's Chief Executive Officer has been identified as the chief operating decision maker (CODM) as he assesses the performance of the business units and decides how to allocate resources to the business units. Contribution margin is the measure of profit and loss that the CODM uses to assess performance and make decisions. Contribution margin represents the sales less the cost of sales and direct expenses incurred within the operating segments. Certain corporate level operating expenses (primarily restructuring charges, corporate marketing and general and administration expenses, other unallocated corporate expenses, and one-time charges or credits) are not allocated to operating segments and are included in corporate and other in the reconciliation of operating results.

The business segments do not sell to each other, and accordingly, there are no intersegment sales. 3Com's CODM does not review total assets or depreciation and amortization by operating segment, but he does review inventory by operating segment. The accounting policies for reported segments are the same as for 3Com as a whole.

Reportable Operating Segments

Information on reportable operating segments for the three years ended May 31, 2002, June 1, 2001, and June 2, 2000, and as of May 31, 2002 and June 1, 2001, is as follows (in thousands):

	May 31, 2002	June 1, 2001	June 2, 2000
Sales:
Business Networks Company	$773,696	$1,057,037	$1,416,617
Business Connectivity Company	474,798	966,508	1,279,972
CommWorks	218,963	399,716	577,767
Exited Product Lines	10,475	397,620	1,059,586

	$1,477,932	$2,820,881	$4,333,942

Contribution Margin (Loss):
Business Networks Company	$14,835	$(93,482)	$190,367
Business Connectivity Company	(48,014)	161,775	422,168
CommWorks	(67,238)	(144,708)	133,079
Exited Product Lines	(35,093)	(438,313)	(141,549)

	$(135,510)	$(514,729)	$604,065

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is set forth below (in thousands):

	May 31, 2002	June 1, 2001	June 2, 2000
Total contribution margin from operating segments	$(135,510)	$(514,729)	$604,065
Indirect operating expenses (1)	249,787	543,239	530,921
Restructuring charges	167,462	163,567	68,867
Loss (gain) on land and facilities, net	1,375	(178,844)	(25,483)
Purchased in-process technology	—	60,221	13,456
Merger-related credits, net	—	(728)	(2,297)

Total operating income (loss)	(554,134)	(1,102,184)	18,801
Gain (loss) on investments, net	(17,888)	(18,614)	838,795
Litigation settlement	—	(250,000)	—
Interest and other income, net	67,371	144,596	104,258

Income (loss) from continuing operations before income taxes and equity interests	$(504,651)	$(1,226,202)	$961,854

(1)
Indirect operating expenses include expenses that are not directly attributable to an operating segment, such as corporate marketing, and general and administrative expenses.

	May 31, 2002	June 1, 2001
Inventory:
Business Networks Company	$29,802	$69,621
Business Connectivity Company	12,678	80,161
CommWorks	13,999	29,284
Exited Product Lines	5,298	21,081

	$61,777	$200,146

Geographic Information

3Com's foreign operations consist primarily of central distribution, order administration, manufacturing, and research and development facilities in Western Europe and Singapore. Sales, marketing, and customer service activities are conducted through sales subsidiaries throughout the world. Geographic sales information for the last three fiscal years is based on the location of the end customer. Geographic long-lived assets information is based on the physical location of the assets at the end of each fiscal year. Sales to unaffiliated customers and long-lived assets by geographic region are as follows (in thousands):

	Years ended
	May 31, 2002	June 1, 2001	June 2, 2000
Sales
Americas	$695,978	$1,523,863	$2,435,838
Europe	495,862	856,127	1,354,567
Asia Pacific	286,092	440,891	543,537

Total	$1,477,932	$2,820,881	$4,333,942

For the fiscal years ended May 31, 2002, June 1, 2001, and June 2, 2000, the United States within the Americas region above had sales of $587.5 million, or 40% of total sales, $1,277.9 million, or 45% of total sales, and $2,114.4 million, or 49% of sales, respectively. No other individual country within the regions above had sales exceeding ten percent of total sales.

	May 31, 2002	June 1, 2001
Long-Lived Assets
United States	$535,194	$397,290
Ireland	75,800	84,801
United Kingdom	54,508	71,741
Other	10,652	55,847

Total	$676,154	$609,679

As of May 31, 2002 and June 1, 2001 no other individual country had long-lived assets exceeding 10 percent of total long-lived assets.

Note 19: Employee Benefit Plan

3Com has adopted a plan known as the 3Com 401(k) Plan (the Plan) to provide retirement benefits to all of its employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Participants may elect to contribute from one percent to 22 percent of their annual compensation to the Plan each calendar year, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, the Plan provides for contributions as determined by the Board of Directors. 3Com will match 50 percent for each dollar on the first six percent of target income contributed by the employee. Employees become vested in 3Com matching contributions according to a three-year vesting schedule based on initial date of hire. Matching contributions to the Plan totaled $5.4 million in fiscal 2002, $11.8 million in fiscal 2001, and $12.9 million in fiscal 2000.

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

Securities Litigation

In December 1997, a securities class action, captioned Reiver v. 3Com Corporation, et al., Civil Action No. C-97-21083JW (Reiver), was filed in the United States District Court for the Northern District of California. Several similar actions were consolidated into this action, including Florida State Board of Administration and Teachers Retirement System of Louisiana v. 3Com Corporation, et al., Civil Action No. C-98-1355. On August 17, 1998, the plaintiffs filed a consolidated amended complaint which alleged violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and which sought unspecified damages on behalf of a purported class of purchasers of 3Com common stock during the period from April 23, 1997 through November 5, 1997. In May 2000, 3Com answered the amended complaint. In October 2000, the parties agreed to settle this action and all other related actions, including Adler v. 3Com Corporation, which is discussed below. On February 23, 2001, the Court entered a final judgment approving the settlement.

In October 1998, a securities class action lawsuit, captioned Adler v. 3Com Corporation, et al., Civil Action No. CV777368 (Adler), was filed against 3Com and certain of its officers and directors in the California Superior Court, Santa Clara County, asserting the same class period and factual allegations as the Reiver action. The complaint alleged violations of Sections 25400 and 25500 of the California Corporations Code and sought unspecified damages. The parties agreed to stay this case to allow the Reiver case to proceed. Along with Reiver, this case was settled in October 2000. As part of the settlement, the plaintiffs agreed to dismiss this action with prejudice. The settlement amount was $259.0 million, of which $9.0 million was recovered from insurance. Accordingly, 3Com recorded a litigation charge of $250.0 million in the second quarter of fiscal 2001.

In November 2000, a shareholder derivative and class action lawsuit, captioned Shaev v. Claflin, et al., No. CV794039, was filed in California Superior Court. The complaint alleges that 3Com's directors and officers made misrepresentations and/or omissions and breached their fiduciary duties to the Company in connection with the adjustment of employee and director stock options in connection with the separation of 3Com and Palm. It is unclear whether the plaintiff is seeking recovery from 3Com or if the Company is named solely as a nominal defendant, against whom the plaintiff seeks no recovery. 3Com and the individual defendants have removed this action to the United States District Court for the Northern District of California, where the action is captioned Shaev v. Claflin, et al., No. CV-01-0009-MJJ. The case was later remanded back to the California Superior Court. On November 29, 2001, the Court granted the defendants' demurrer with leave to amend. The plaintiff has since filed a First Amended Complaint to which defendants again demurred. On July 9, 2002, the Court again granted the defendants' demurrer to the plaintiff's First Amended Complaint with leave to amend.

Intellectual Property

On May 26, 2000, 3Com filed suit against Xircom, Inc. in the United States District Court for the District of Utah, Civil Action No. 2:00-CV-0436C alleging infringement of U.S. Patents Nos. 6,012,953, 5,532,898, 5,696,660, and 5,777,836, accusing Xircom of infringement of one or more of the claims of the patents-in-suit by reason of the manufacture, sale, and use of the Real Port and RealPort 2 families of PC Cards, as well as a number of Xircom's Type II PC Modem Cards. On November 14, 2000, 3Com amended its complaint to assert infringement of then-newly issued U.S. Patent No. 6,146,209, also asserted against Xircom's RealPort and RealPort2 families of products. Xircom has counter-claimed for a declaratory judgment that the asserted claims of the patents-in-suit are invalid and/or not infringed. On July 19, 2002 the Honorable Tena Campbell granted 3Com's motion for a preliminary injunction on the 6,146,209 patent prohibiting Xircom from manufacturing, using, selling, offering to sell within the United States or importing into the United States 26 RealPort and RealPort2 products as identified in the Court's order pending the final outcome of the lawsuit. 3Com intends to vigorously pursue this action. No trial date has yet been set.

On September 21, 2000, Xircom, Inc. filed an action against 3Com Corporation in the United States District Court for the Central District of California, Case No.: 00-10198 MRP, accusing 3Com of infringement of U.S. Patents Nos. 5,773,332, 5,940,275, 6,115,257, and 6,095,851, accusing 3Com of infringement by reason of the manufacture, sale, and use of the 3COM 10/100 LAN+Modem CardBus Type III PC Card, the 3COM 10/100 LAN CardBus Type III PC Card, the 3COM Megahertz® 10/100 LAN CardBus PC Card, the 3COM Megahertz 10/100 LAN+56K Global Modem CardBus PC Card and the 3COM Megahertz 56K Global GSM and Cellular Modem PC Card. On July 6, 2001, Xircom filed a second action against 3Com, Case No. 01-05902 GAF JTLX, also filed in the United States District Court for the Central District of California, alleging infringement of U.S. Patent No. 6,241,550. The 6,241,550 patent is asserted against the 3COM 10/100 LAN+Modem CardBus Type III PC Card, the 3COM 10/100 LAN CardBus Type III PC Card products. This second action asserting the 6,241,550 patent has been consolidated with the first action, with both cases being heard by the Honorable Mariana R. Pfaelzer. 3Com has counter-claimed for declaratory judgment that the asserted claims of the patents-in-suit are not infringed and/or invalid and that the claims of the 5,940,275 and 6,241,550 patents are unenforceable. This case is in the discovery phase. Xircom filed a motion for preliminary injunction seeking to enjoin 3Com from the continued manufacture and sale of its Type III PC card products. The motion was heard on March 26, 2001 and was denied by the Court. Xircom subsequently filed a motion for preliminary injunction on the 6,241,550 patent. Xircom's second motion was resolved by agreement between the parties. 3Com continues to sell its type III PC cards, without the light pipe, which does not adversely affect the functionality of the cards. 3Com intends to vigorously pursue the defense of this action.

On April 28, 1997, Xerox Corporation (Xerox) filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the United States District Court for the Western District of New York. The case is now captioned Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc., and Palm, Inc. (Civil Action Number 97-CV-6182T). Xerox alleged willful infringement of United States Patent Number 5,596,656, entitled "Unistrokes for Computerized Interpretation of Handwriting." Xerox sought damages and to permanently enjoin the defendants from infringing the patent in the future. In 2000, the District Court dismissed the case, ruling that there was no infringement. On appeal, the Court of Appeals for the Federal Circuit (CAFC) affirmed-in-part, reversed-in-part and remanded the case to the District Court. On December 20, 2001, the District Court granted Xerox's motion for summary judgment that the patent is valid, enforceable, and infringed. The defendants then filed a Notice of Appeal. On February 22, 2002, the District Court denied a motion made by Xerox for an injunction prohibiting further alleged infringement during the appeal and ordered the defendants to post a bond in the amount of $50 million. Xerox then appealed the denial of the injunction. In connection with the separation of Palm from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement, dated February 26, 2000, between 3Com and Palm, Palm agreed to indemnify and hold 3Com harmless for any damages or losses that might arise out of the Xerox litigation.

Notes to Consolidated Financial Statements (Continued)

On August 14, 2001, 3Com filed suit against Broadcom Corporation (Broadcom) in California Superior Court, captioned 3Com Corporation v. Broadcom Corporation, CV800685 in which 3Com seeks to recover from Broadcom, pursuant to a promissory note, the principal amount of $21.1 million together with interest thereon and attorney fees. On January 8, 2002, Broadcom filed its answer denying that any sums are due and asserting numerous affirmative defenses. The case is now in the discovery phase. No trial date has been set. 3Com intends to vigorously pursue this action.

Note 21: Subsequent Event

In July 2002, 3Com sold its 639,000 square foot manufacturing and office facility in Mount Prospect that was classified as held for sale as of May 31, 2002. The estimated net realizable value of this property as of May 31, 2002 was $17.4 million. Net proceeds from the sale were $17.8 million, resulting in a $0.4 million credit that will be recorded against restructuring charges in the first quarter of fiscal 2003. Additionally, as a portion of 3Com's term loan was collateralized by the Mount Prospect facility, 3Com repaid approximately $7.5 million of the term loan balance with the proceeds from this sale as was required under the terms of the agreement.

Quarterly Results of Operations (Unaudited)

	Fiscal 2002 Quarters Ended				Fiscal 2001 Quarters Ended
	May 31, 2002	March 1, 2002	Nov. 30, 2001	Aug. 31, 2001	June 1, 2001	March 2, 2001	Dec. 1, 2000	Sept. 1, 2000
	(In thousands, except per share data)
Sales	$338,511	$355,978	$393,854	$389,589	$468,033	$629,586	$789,498	$933,764
Gross margin	148,964	133,472	132,997	62,768	(168,620)	70,126	291,397	340,728
Gross margin %	44.0%	37.5%	33.8%	16.1%	(36.0)%	11.1%	36.9%	36.5%
Operating income (loss)	(37,550)	(173,793)	(98,456)	(244,335)	(621,055)	(369,088)	33,505	(145,546)
Loss from continuing operations	(23,758)	(236,134)	(103,674)	(232,384)	(517,727)	(246,043)	(142,406)	(63,737)
Loss from continuing operations %	(7.0)%	(66.3)%	(26.3)%	(59.6)%	(110.6)%	(39.1)%	(18.0)%	(6.8)%
Income from discontinued operations	—	—	—	—	—	—	—	4,537
Income from discontinued operations %	—	—	—	—	—	—	—	0.5%
Basic and diluted loss per share—continuing operations	$(0.07)	$(0.67)	$(0.30)	$(0.67)	$(1.52)	$(0.72)	$(0.41)	$(0.18)
Basic and diluted income per share—discontinued operations	—	—	—	—	—	—	—	$0.01

The improvement in gross margin in the fourth quarter of fiscal 2002 was due to new products, improved mix, net royalty income, and approximately $7.0 million of margin benefit in BCC primarily relating to sales of inventory written down in the first quarter of fiscal 2002.

Gross margin was significantly reduced in the fourth quarter of fiscal 2001 primarily from non-recurring charges of $215.1 million. These charges consisted of excess and obsolete inventory provisions due to product discontinuation and reduced demand, and a liability related to future contractual commitments with a subcontract manufacturer as a result of 3Com's intention to exit its consumer product lines and the reduction in sales demand.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

ITEM 10. Directors and Executive Officers of 3Com Corporation

The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned "Election of Directors" in 3Com's definitive Proxy Statement for the Annual Meeting of Stockholders to be held September 24, 2002 (the Proxy Statement), a copy of which will be filed with the Securities and Exchange Commission before the meeting date. For information with respect to the executive officers of 3Com, see "Executive Officers of 3Com Corporation" at the end of Part I of this report.

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

PART IV

ITEM 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)	(1)	Financial Statements—See Index to Consolidated Financial Statements and Financial Statement Schedule at page 56 of this Form 10-K.
	(2)	Financial Statement Schedule—See Index to Consolidated Financial Statements and Financial Statement Schedule at page 56 of this Form 10-K.
	(3)	Exhibits—See Exhibit Index at page 98 of this Form 10-K.
(b)	Reports on Form 8-K.
	(1)	None.
(c)	See Exhibit Index at page 98 of this Form 10-K.
(d)	See Index to Consolidated Financial Statements and Financial Statement Schedule at page 56 of this Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999, as amended (8)
2.2	General Assignment and Assumption Agreement between the Registrant and Palm, Inc., as amended (8)
2.3	Master Technology Ownership and License Agreement between the Registrant and Palm, Inc. (8)
2.4	Master Patent Ownership and License Agreement between the Registrant and Palm, Inc. (8)
2.5	Master Trademark Ownership and License Agreement between the Registrant and Palm, Inc. (8)
2.6	Employee Matters Agreement between the Registrant and Palm, Inc. (8)
2.7	Tax Sharing Agreement between the Registrant and Palm, Inc. (8)
2.8	Master Transitional Services Agreement between the Registrant and Palm, Inc. (8)
2.9	Real Estate Matters Agreement between the Registrant and Palm, Inc. (8)
2.10	Master Confidential Disclosure Agreement between the Registrant and Palm, Inc. (8)
2.11	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc. (8)
3.1	Certificate of Incorporation (5)
3.2	Certificate of Correction filed to Correct a Certain Error in the Certificate of Incorporation (5)
3.3	Certificate of Merger (5)
3.4	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger (7)
3.5	Registrant's Bylaws, as amended on August 7, 2001, filed herewith
3.6	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock (16)
4.1	Amended and Restated Rights Agreement dated December 31, 1994 (3)
4.2	Third Amended and Restated Preferred Share Rights Agreement, dated as of March 8, 2001 (13)
10.1	3Com Corporation 1983 Stock Option Plan, as amended and restated effective September 30, 2001 (17)*
10.2	Amended and Restated Incentive Stock Option Plan (2)*
10.3	License Agreement dated March 19, 1981 (1)
10.4	3Com Corporation 1984 Employee Stock Purchase Plan, as amended and restated as of September 20, 2001, filed herewith*
10.5	3Com Corporation Director Stock Option Plan, as amended (16)*
10.6	3Com Corporation Restricted Stock Plan, as amended July 1, 2001, filed herewith *
10.7	3Com Corporation 1994 Stock Option Plan, as amended and restated effective April 30, 2002, filed herewith*

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
10.22
Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement dated November 28, 2001, between the Registrant, as Mortgagor, and Bank of America, N.A., as Agent, as Mortgagee, for the Rolling Meadows, IL site (17)
21.1	Subsidiaries of Registrant, filed herewith
23.1	Consent of Deloitte & Touche LLP, filed herewith

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of August, 2002.

3COM CORPORATION (Registrant)
By:	/s/ BRUCE L. CLAFLIN Bruce L. Claflin Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 2nd day of August, 2002.

Signature	Title

/s/ BRUCE L. CLAFLIN (Bruce L. Claflin)	Chief Executive Officer (Principal Executive Officer)
/s/ MARK SLAVEN (Mark Slaven)	Senior Vice President, Finance and Planning, and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ ERIC A. BENHAMOU (Eric A. Benhamou)	Chairman of the Board
/s/ FRED D. ANDERSON (Fred D. Anderson)	Director
/s/ GARY T. DICAMILLO (Gary T. DiCamillo)	Director
/s/ JAMES R. LONG (James R. Long)	Director
/s/ RAJ REDDY (Raj Reddy)	Director
/s/ PAUL G. YOVOVICH (Paul G. Yovovich)	Director

SCHEDULE II

3Com Corporation
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended June 2, 2000, June 1, 2001, and May 31, 2002
(In thousands)

Description	Balance at beginning of period	Additions charged to costs and expenses	Reclassifications		Deductions		Balance at end of period
Year ended June 2, 2000:
Allowance for doubtful accounts	$105,080	$10,047	$(4,500	)(2)	$34,159	(1)	$76,468
Product return reserve	66,362	244,032	—		245,732		64,662
Accrued product warranty	108,637	45,276	—		67,476		86,437
Restructuring reserves:
Facilities reserve	—	8,932	—		632		8,300
Severance and outplacement costs	—	59,890	—		25,678		34,212
Other restructuring costs	—	36,404	—		30,731		5,673
Acquisition-related reserves:
Chipcom	2,104	123	—		888		1,339
U.S. Robotics
Facilities reserve	13,935	(1,976)	—		11,713		246
Severance and outplacement costs	595	(57)	—		538		—
Year ended June 1, 2001:
Allowance for doubtful accounts	$76,468	$(12,387)	$—		$16,772	(1)	$47,309
Product return reserve	64,662	121,173	—		156,702		29,133
Accrued product warranty	86,437	52,021	—		84,887		53,571
Restructuring reserves:
Facilities reserve	8,300	(5,205)	—		3,095		—
Severance and outplacement costs	34,212	81,802	—		75,751		40,263
Other restructuring costs	5,673	18,031	—		21,922		1,782
Acquisition-related reserves:
Chipcom	1,339	(147)	—		354		838
U.S. Robotics
Facilities reserve	246	(246)	—		—		—
Year ended May 31, 2002:
Allowance for doubtful accounts	$47,309	$(7,037)	$—		$6,397	(1)	$33,875
Product return reserve	29,133	58,230	—		78,030		9,333
Accrued product warranty	53,571	61,810	—		62,092		53,289
Restructuring reserves:
Facilities reserve	—	93,897	—		88,543		5,354
Severance and outplacement costs	40,263	52,828	—		88,138		4,953
Other restructuring costs	1,782	7,101	—		5,436		3,477
Acquisition-related reserves:
Chipcom	838	—	—		613		215

(1)
Accounts written off—net of recoveries.

(2)
Reclassification from allowance for doubtful accounts to accrued liabilities.

QuickLinks

3Com Corporation Form 10-K For the Fiscal Year Ended May 31, 2002 Table of Contents
  PART I
  ITEM 1. Business
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
  PART II
  ITEM 5. Market for 3Com Corporation's Common Stock and Related Stockholder Matters
  ITEM 6. Selected Financial Data
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 8. Financial Statements and Supplementary Data
INDEPENDENT AUDITORS' REPORT
Consolidated Statements of Operations
Consolidated Balance Sheets
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  ITEM 10. Directors and Executive Officers of 3Com Corporation
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management
  ITEM 13. Certain Relationships and Related Transactions
  ITEM 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K
EXHIBIT INDEX
SIGNATURES
  SCHEDULE II
3Com Corporation VALUATION AND QUALIFYING ACCOUNTS AND RESERVES For the Years Ended June 2, 2000, June 1, 2001, and May 31, 2002 (In thousands)