Form 10-K/A
period 2002-05-31
3COM CORP
filed 2002-09-10
CIK 738076

================================================================================

      --------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    ---------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
|X|                           EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2002               Commission File No. 0-12867

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
|_|                           EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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

                                PRELIMINARY NOTE

      This amendment to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2002 is being filed to include additional information under Item 13, as disclosed below. No revisions have been made to the Registrant's financial statements or any other disclosure contained in such Annual Report.

                                    Part III

Item 11. Compensation of Directors

      Eric A. Benhamou served as Chief Executive Officer of 3Com until December 31, 2000. As CEO, Mr. Benhamou's salary on an annualized basis was set at $750,000 and his target bonus opportunity was 100% of salary. On January 1, 2001, Mr. Benhamou transitioned to the role of employee Chairman of the Board. Effective January 1, 2001, Mr. Benhamou's annualized base salary was set at $400,000 and his target bonus opportunity was set at 50% of salary. During the fiscal year ended May 31, 2002, Mr. Benhamou received $451,500 from us in salary and bonus. Mr. Benhamou is also eligible for annual stock option grants at a level commensurate with his current duties. The compensation arrangement for Mr. Benhamou's service as employee Chairman of the Board was previously disclosed in the Report of the Compensation Committee of the Board of Directors on Executive Compensation in 3Com's Proxy Statement filed with the Securities and Exchange Commission on August 13, 2001.

Item 13. Certain Relationships and Related Transactions.

      Eric A. Benhamou, our Chairman of the Board, has been a director of Legato Systems, Inc. since March 1993. 3Com and Legato entered into an Enterprise Software License Agreement, effective as of June 28, 1999. In exchange for an $850,000 payment from 3Com, Legato granted 3Com a perpetual license to use certain Legato software. Pursuant to the License Agreement, 3Com was permitted to deploy unlimited copies of such software during a three-year period. 3Com also made three separate update and support payments of $179,748 in each of 1999, 2000, and 2001. In 2002, 3Com decided not to renew the provision of support services for the Legato software. Subsequently, Legato performed an audit of 3Com's use of their software and has alleged that 3Com "over-deployed" the Legato software. Legato claims they are now owed an additional payment by 3Com in the amount of $410,000. 3Com is evaluating this claim, which may be subject to dispute or negotiation.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of September, 2002.

                                   3Com Corporation
                                     (Registrant)

                                   By  /s/ Mark Slaven
                                       ---------------------------------
                                           Mark Slaven
                                           Senior Vice President, Finance and
                                           Planning, and Chief Financial Officer


                                 CERTIFICATIONS

I, Bruce L. Claflin, certify that:

1. I have reviewed this annual report on Form 10-K of 3Com Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

September 10, 2002


/s/ Bruce L. Claflin
-------------------------------
Bruce L. Claflin
Chief Executive Officer


I, Mark Slaven, certify that:

1. I have reviewed this annual report on Form 10-K of 3Com Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

September 10, 2002


/s/ Mark Slaven
-------------------------------
Mark Slaven
Senior Vice President, Finance and
Planning, and Chief Financial Officer

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      I, Bruce L. Claflin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of 3Com Corporation on Form 10-K for the fiscal year ended May 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of 3Com Corporation.


                       By:    /s/ Bruce L. Claflin
                              --------------------------------------------------
                       Name:   Bruce L. Claflin
                       Title:  Chief Executive Officer


      I, Mark Slaven, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of 3Com Corporation on Form 10-K for the fiscal year ended May 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of 3Com Corporation.


                       By:    /s/ Mark Slaven
                              --------------------------------------------------
                       Name:   Mark Slaven
                       Title:  Senior Vice President, Finance and Planning, and
                               Chief Financial Officer