Form 10-Q
period 2002-08-30
3COM CORP
filed 2002-10-09
CIK 738076

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 30, 2002

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

Yes ☒                No ☐

As of October 1, 2002, 367,548,579 shares of the Registrant's Common Stock were outstanding.

This report contains a total of 43 pages of which this page is number 1.

3Com Corporation

Table of Contents

3Com, CommWorks, and Megahertz are registered trademarks of 3Com Corporation or its subsidiaries. XRN is a trademark of 3Com Corporation or its subsidiaries. Palm is a trademark of Palm, Inc. The Bluetooth trademark is owned by Bluetooth SIG, Inc., and is used by 3Com under license.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

3Com Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	August 30, 2002	August 31, 2001
Sales	$304,722	$389,589
Cost of sales	159,257	326,821

Gross margin	145,465	62,768

Operating expenses:
Sales and marketing	66,981	106,224
Research and development	50,929	85,881
General and administrative	26,906	40,999
Amortization and write down of intangibles	2,452	16,484
Restructuring charges	23,157	57,515
Loss on land and facilities, net	1,152	—

Total operating expenses	171,577	307,103

Operating loss	(26,112)	(244,335)
Losses on investments, net	(11,465)	(2,650)
Interest and other income, net	9,597	19,158

Loss before income taxes	(27,980)	(227,827)
Income tax provision	4,000	4,557

Net loss	$(31,980)	$(232,384)

Net loss per share:
Basic and Diluted:	$(0.09)	$(0.67)
Shares used in computing per share amounts:
Basic and Diluted:	357,437	344,313

See notes to condensed consolidated financial statements.

3Com Corporation
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	August 30, 2002	May 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$418,470	$679,055
Short-term investments	968,824	702,993
Accounts receivable, net	138,205	147,113
Inventories	48,176	61,777
Other current assets	55,883	72,106

Total current assets	1,629,558	1,663,044
Property and equipment, net	628,489	676,154
Deposits and other assets	68,886	87,213
Deferred income taxes	6,055	6,192
Intangible assets, net	25,237	27,689
Goodwill	66,500	66,500

Total assets	$2,424,725	$2,526,792

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$101,876	$125,903
Accrued liabilities and other	260,550	275,965
Current portion of debt	81,248	101,354

Total current liabilities	443,674	503,222
Long-term debt	53,492	68,404
Other long-term obligations	5,199	4,961
Stockholders' equity:
Preferred stock, $.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 990,000 shares authorized; shares issued: 365,313 and 365,449, respectively	2,126,019	2,126,583
Treasury stock, at cost, 6,596 and 7,743 shares, respectively	(161,994)	(182,341)
Notes receivable from sale of warrants	(21,052)	(21,052)
Unamortized stock-based compensation	(5,554)	(5,030)
Retained earnings (deficit)	(12,277)	35,814
Accumulated other comprehensive loss	(2,782)	(3,769)

Total stockholders' equity	1,922,360	1,950,205

Total liabilities and stockholders' equity	$2,424,725	$2,526,792

See notes to condensed consolidated financial statements.

3Com Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	August 30, 2002	August 31, 2001
Cash flows from operating activities:
Net loss	$(31,980)	$(232,384)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	32,189	78,241
Write down of intangibles	—	3,473
Loss on fixed assets	9,015	10,657
Loss on investments, net	11,465	2,650
Deferred income taxes	(325)	(4,369)
Stock-based compensation	1,586	3,824
Changes in current assets and liabilities:
Accounts receivable	8,908	89,036
Inventories	10,955	49,668
Other assets	19,860	26,459
Accounts payable	(24,027)	(101,620)
Accrued liabilities and other	(24,641)	(109,690)
Income taxes payable	8,917	(5,518)

Net cash provided by (used in) operating activities	21,922	(189,573)

Cash flows from investing activities:
Purchase of investments	(484,595)	(76,869)
Proceeds from maturities and sales of investments	220,799	189,440
Purchase of property and equipment	(4,862)	(10,670)
Proceeds from sale of property and equipment	18,743	3,198

Net cash provided by (used in) investing activities	(249,915)	105,099

Cash flows from financing activities:
Issuance of common stock	1,562	1,620
Net repayments on line of credit	(20,000)	—
Repayments of long-term borrowings	(15,018)	(24)
Other, net	864	227

Net cash provided by (used in) financing activities	(32,592)	1,823

Decrease in cash and equivalents	(260,585)	(82,651)
Cash and equivalents, beginning of period	679,055	897,797

Cash and equivalents, end of period	$418,470	$815,146

See notes to condensed consolidated financial statements.

3Com Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.
Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by 3Com Corporation (3Com), pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of 3Com's financial position as of August 30, 2002, and results of operations and cash flows for the three months ended August 30, 2002 and August 31, 2001. Certain amounts from the prior period have been reclassified to conform to the current period presentation. Such reclassifications had no effect on net loss as previously reported.

3Com uses a 52 or 53-week fiscal year ending on the Friday nearest to May 31. The results of operations for the three months ended August 30, 2002 may not be indicative of the results to be expected for the fiscal year ending May 30, 2003. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in 3Com's Annual Report on Form 10-K for the fiscal year ended May 31, 2002.

Revenue Recognition

3Com generally recognizes a sale when the product has been delivered and risk of loss has passed to the customer, collection of the resulting receivable is reasonably assured, persuasive evidence of an arrangement exists, and the fee is fixed or determinable. 3Com accrues related allowances for product returns, warranty, other post-contract support obligations, and royalty expenses in the period of sale. A limited warranty is provided on 3Com products for periods ranging from 90 days to the lifetime of the product, depending upon the product. Sales of service and maintenance are recognized upon delivery and completion of the service or, in the case of maintenance contracts, ratably over the contract term, provided that all other revenue recognition criteria have been met. 3Com provides limited product return and price protection rights to certain distributors and resellers. Product return rights are generally limited to a percentage of sales over a one to three month period.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations," which addresses the financial accounting and reporting for business combinations and supersedes Accounting Principles Board (APB) Opinion 16, "Business Combinations," and SFAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS 141 requires that all business combinations be accounted for by the purchase method, modifies the criteria for recognizing intangible assets, and expands disclosure requirements. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. 3Com adopted SFAS 141 on June 1, 2002. The adoption of SFAS 141 did not have a material impact on the Company's results of operations or statements of financial position.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion 17, "Intangible Assets." SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. In addition, SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS 142 are to be reported as a change in accounting principle.

The Company adopted SFAS 142 on June 1, 2002 and ceased amortization of net goodwill totaling $66.5 million, which includes $0.7 million of acquired workforce intangible previously classified as purchased intangible assets; amortization continues on $27.7 million of net finite-lived intangible assets, with remaining useful lives of generally two to four years as of August 30, 2002. The Company has completed the first phase of the SFAS 142 analysis and has determined that an impairment may exist for the Company's Enterprise Networking and CommWorks segments. However, the results of the first quarter of fiscal 2003 exclude the impact, if any, from this transitional goodwill impairment evaluation. Any financial statement impact of this evaluation will be determined in the Company's second quarter of fiscal 2003, and will be reflected as a retroactive adjustment to the results for the three months ended August 30, 2002. A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill and acquired workforce amortization follows (in thousands, except per share amounts):

	Three Months Ended
	August 30, 2002	August 31, 2001
Reported net loss	$(31,980)	$(232,384)
Add back goodwill amortization	—	8,321
Add back acquired workforce amortization	—	666

Adjusted net loss	$(31,980)	$(223,397)

Reported net loss per share-basic and diluted	$(0.09)	$(0.67)
Add back goodwill amortization	—	0.02
Add back acquired workforce amortization	—	0.00

Adjusted net loss-basic and diluted	$(0.09)	$(0.65)

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS 144 on June 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company's results of operations or financial position.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. 3Com will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

2.
Restructuring Charges

In fiscal 2001, 3Com began the restructuring of its business to enhance the focus and cost effectiveness of its business units in serving their respective markets. 3Com implemented a reduction in workforce and other actions aimed at reducing costs, expenses and assets; exited its consumer Internet appliance and cable and digital subscriber line (DSL) modem product lines; and outsourced the manufacturing of certain high volume server, desktop and mobile connectivity products in a contract manufacturing arrangement as part of this restructuring effort.

In the first quarter of fiscal 2003, 3Com announced it would merge its Business Connectivity Company (BCC) into its Business Networks Company (BNC) to leverage common infrastructure in order to drive additional cost out of the business, resulting in three ongoing operating segments as listed in Note 8—Enterprise Networking, Connectivity, and CommWorks. Additionally, the Company entered into an agreement to outsource certain information technology (IT) functions. Components of accrued restructuring charges, which are included in accrued liabilities and other in the accompanying balance sheet, and changes in accrued amounts related to this restructuring program during the first quarter of fiscal 2003 and as of August 30, 2002 were as follows (in thousands):

	Employee Separation Expenses	Long-term Asset Write-downs	Facilities- related Charges	Other Restructuring Costs	Total
Balance at May 31, 2002	$4,953	$—	$5,354	$3,447	$13,754
Provision	14,427	1,894	6,196	640	23,157
Deductions	(9,859)	(1,894)	(6,217)	(859)	(18,829)

Balance at August 30, 2002	$9,521	$—	$5,333	$3,228	$18,082

Estimated remaining cash payments	$9,521	$—	$4,800	$3,228	$17,549

Employee separation expenses are comprised of severance pay, outplacement services, medical and other related benefits. Affected employee groups include corporate services, manufacturing and logistics, product organizations, research and development, sales, customer support and administrative positions. The total reduction in workforce since the inception of this restructuring program through August 30, 2002 includes approximately 5,800 employees who have been separated or were in the separation process. There were an additional 80 employees who have been notified but have not yet worked their last day. Since the inception of this restructuring program, $144.3 million of separation payments have been made.

Long term asset write-downs include items identified as no longer needed to support ongoing operations for 3Com. During the first quarter of fiscal 2003, 3Com recorded a charge of $1.9 million, primarily for equipment sold as a result of the outsourcing of certain IT operations.

Facilities-related charges include write down of land and buildings held for sale and lease terminations. In the first quarter of fiscal 2003, 3Com recorded $6.2 million in facilities-related charges, including a $5.3 million write down of a Santa Clara, California facility and a net $0.4 million credit related to the gain on the sale of its Mount Prospect, Illinois manufacturing facility that it sold in the first quarter of fiscal 2003. As the consolidation of its operations continues, 3Com expects to incur additional expenses related to facilities in fiscal 2003.

Other restructuring costs include expenses associated with terminating other contractual arrangements.

3.
Comprehensive Loss

The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended
	August 30, 2002	August 31, 2001
Net loss	$(31,980)	$(232,384)
Other comprehensive income (loss):
Change in unrealized gain on available-for-sale securities	(388)	(2,216)
Change in accumulated translation adjustments	1,376	144

Total comprehensive loss	$(30,992)	$(234,456)

4.
Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	August 30, 2002	August 31, 2001
Net loss	$(31,980)	$(232,384)

Weighted average shares-Basic	357,437	344,313
Effect of dilutive securities:
Employee stock options	—	—
Restricted stock	—	—

Weighted average shares-Diluted	357,437	344,313

Net loss per share-
Basic and Diluted	$(0.09)	$(0.67)

Common stock equivalents, including employee stock options and restricted stock, totaling 3.2 million and 5.9 million shares were not included in the diluted weighted average shares calculation for the three months ended August 30, 2002 and August 31, 2001, respectively, as the effects of these securities were antidilutive.

5.
Inventories

Inventories consist of (in thousands):

	August 30, 2002	May 31, 2002
Finished goods	$20,437	$29,730
Work-in-process	12,311	15,458
Raw materials	15,428	16,589

Total inventory	$48,176	$61,777

6.
Sale of Facilities

In July 2002, 3Com sold its 639,000 square foot manufacturing and office facility in Mount Prospect that was classified as held for sale as of May 31, 2002. The estimated net realizable value of this property as of May 31, 2002 was $17.4 million. Net proceeds from the sale were $17.8 million, resulting in a $0.4 million credit that was recorded against restructuring charges in the first quarter of fiscal

2003. Additionally, as a portion of 3Com's term loan was collateralized by the Mount Prospect facility, 3Com repaid approximately $7.5 million of the term loan balance with the proceeds from this sale as was required under the terms of the financing agreement.

7.
Intangible Assets, Net

Intangible assets, net, consist of (in thousands):

	As of August 30, 2002
	Enterprise Networking Segment	Connectivity Segment	CommWorks Segment	Total
Developed and core technology, carrying value	$24,780	$20,992	$14,041	$59,813
Accumulated amortization	(12,372)	(13,258)	(10,320)	(35,950)

Net developed and core technology	12,408	7,734	3,721	23,863
Customer relationships, carrying value	420	56	4,864	5,340
Accumulated amortization	(256)	(24)	(3,686)	(3,966)

Net customer relationships	164	32	1,178	1,374
Total net intangible assets	$12,572	$7,766	$4,899	$25,237

	As of May 31, 2002
	Enterprise Networking Segment	Connectivity Segment	CommWorks Segment	Total
Developed and core technology, carrying value	$24,780	$20,992	$14,041	$59,813
Accumulated amortization	(11,449)	(12,236)	(9,934)	(33,619)

Net developed and core technology	13,331	8,756	4,107	26,194
Customer relationships, carrying value	420	56	4,864	5,340
Accumulated amortization	(221)	(20)	(3,604)	(3,845)

Net customer relationships	199	36	1,260	1,495
Total net intangible assets	$13,530	$8,792	$5,367	$27,689

8.
Business Segment Information

As discussed in Note 2, effective the first quarter of fiscal 2003, 3Com merged BCC into BNC; newly integrated BNC is managed as two separate segments: Connectivity, which includes the majority of BCC products, and Enterprise Networking. As part of the combination, 802.11 PC cards, Bluetooth, certain security software, and Network Jack product lines and their associated expenses were moved into the Enterprise Networking segment. Consistent with the prior year, Commworks Corporation continues to be a separate segment, and exited product lines are also reported separately. Historical segment information has been restated to conform to the current organization structure. The following tables display information on 3Com's reportable segments (in thousands):

	Three Months Ended
	August 30, 2002	August 31, 2001
Sales:
Enterprise Networking	$195,813	$196,198
Connectivity	67,930	124,470
CommWorks	35,545	59,355
Exited Product Lines	5,434	9,565

	$304,722	$389,589

Contribution margin:
Enterprise Networking	$23,311	$(39,408)
Connectivity	18,968	(28,511)
CommWorks	(11,312)	(32,299)
Exited Product Lines	(613)	(22,131)

	$30,354	$(122,349)

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is set forth below (in thousands):

	Three Months Ended
	August 30, 2002	August 31, 2001
Total contribution margin from operating segments	$30,354	$(122,349)
Unallocated operating expenses (1)	32,157	64,471
Restructuring charges	23,157	57,515
Losses on land and facilities, net	1,152	—

Total operating loss	(26,112)	(244,335)
Losses on investments, net	(11,465)	(2,650)
Interest and other income, net	9,597	19,158

Loss before income taxes	$(27,980)	$(227,827)

(1)
Unallocated operating expenses include expenses that are not directly attributable to an operating segment, such as corporate marketing and general and administrative expenses.

9.
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

Shareholder Derivative Litigation

In November 2000, a shareholder derivative and class action lawsuit, captioned Shaev v. Claflin, et al., No. CV794039, was filed in California Superior Court. The complaint alleges that 3Com's directors and officers made misrepresentations and/or omissions and breached their fiduciary duties to the Company in connection with the adjustment of employee and director stock options in connection with the separation of 3Com and Palm Inc. (Palm). It is unclear whether the plaintiff is seeking recovery from 3Com or if 3Com was named solely as a nominal defendant, against whom the plaintiff seeks no recovery. On November 29, 2001, the Superior Court granted the defendants' demurrer with leave to amend. The plaintiff has since filed a First Amended Complaint to which defendants again demurred. On July 9, 2002, the Superior Court again granted the defendants' demurrer to the plaintiff's First Amended Complaint with leave to amend.

Intellectual Property

On May 26, 2000, 3Com filed suit against Xircom, Inc. (Xircom) in the United States District Court for the District of Utah, Civil Action No. 2:00-CV-0436C alleging infringement of U.S. Patents Nos. 6,012,953, 5,532,898, 5,696,660, and 5,777,836, accusing Xircom of infringement of one or more of the claims of the patents-in-suit by reason of the manufacture, sale, and use of the RealPort and RealPort2 families of PC Cards, as well as a number of Xircom's Type II PC Modem Cards. On November 14, 2000, 3Com amended its complaint to assert infringement of then-newly issued U.S. Patent No. 6,146,209, also asserted against Xircom's RealPort and RealPort2 families of products. Xircom has counter-claimed for a declaratory judgment that the asserted claims of the patents-in-suit are invalid and/or not infringed. On July 19, 2002 the Honorable Tena Campbell granted 3Com's motion for a preliminary injunction on the 6,146,209 patent prohibiting Xircom from manufacturing, using, selling, offering to sell within the United States or importing into the United States 26 RealPort and RealPort2 products as identified in the Court's order pending the final outcome of the lawsuit. Xircom has appealed this ruling to the Court of Appeals for the Federal Circuit. 3Com intends to vigorously pursue this action. No trial date has yet been set.

On September 21, 2000, Xircom filed an action against 3Com Corporation in the United States District Court for the Central District of California, Case No.: 00-10198 MRP, accusing 3Com of infringement of U.S. Patents Nos. 5,773,332, 5,940,275, 6,115,257, and 6,095,851, accusing 3Com of infringement by reason of the manufacture, sale, and use of the 3Com® 10/100 LAN+Modem CardBus Type III PC Card, the 3Com 10/100 LAN CardBus Type III PC Card, the 3Com Megahertz® 10/100 LAN CardBus PC Card, the 3Com Megahertz 10/100 LAN+56K Global Modem CardBus PC Card and the 3Com Megahertz 56K Global GSM and Cellular Modem PC Card. On July 6, 2001, Xircom filed a second action against 3Com, Case No. 01-05902 GAF JTLX, also filed in the United States District Court for the Central District of California, alleging infringement of U.S. Patent No. 6,241,550. The 6,241,550 patent is asserted against the 3Com 10/100 LAN+Modem CardBus Type III PC Card, the 3Com 10/100 LAN CardBus Type III PC Card products. This second action asserting the 6,241,550 patent has been consolidated with the first action, with both cases being heard by the Honorable Mariana R. Pfaelzer. 3Com has counter-claimed for declaratory judgment that the asserted claims of the patents-in-suit are not infringed and/or invalid and that the claims of the 5,940,275 and 6,241,550 patents are unenforceable. This case is in the discovery phase. Xircom filed a motion for preliminary injunction seeking to enjoin 3Com from the continued manufacture and sale of its Type III PC card products. The motion was heard on March 26, 2001 and was denied by the Court. Xircom subsequently filed a motion for preliminary injunction on the 6,241,550 patent. Xircom's second motion was resolved by agreement between the parties. 3Com continues to sell its type III PC cards, without the light pipe, which does not adversely affect the functionality of the cards. 3Com intends to vigorously pursue the defense of this action.

On April 28, 1997, Xerox Corporation (Xerox) filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the United States District Court for the Western District of New York. The case is now captioned Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc., and Palm, Inc. (Civil Action Number 97-CV-6182T). Xerox alleged willful infringement of United States Patent Number 5,596,656, entitled "Unistrokes for Computerized Interpretation of Handwriting." Xerox sought to recover damages and to permanently enjoin the defendants from infringing the patent in the future. In 2000, the District Court dismissed the case, ruling that there was no infringement. On appeal, the Court of Appeals for the Federal Circuit affirmed-in-part, reversed-in-part and remanded the case to the District Court. On December 20, 2001, the District Court granted Xerox's motion for summary judgment that the patent is valid, enforceable, and infringed. The defendants then filed a Notice of Appeal. On February 22, 2002, the District Court denied Xerox's motion for an injunction prohibiting further alleged infringement during the appeal and ordered the defendants to post a bond in the amount of $50 million. Xerox then appealed the denial of the injunction. In connection with the separation of Palm from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement, dated February 26, 2000, between 3Com and Palm, Palm agreed to indemnify and hold 3Com harmless for any damages or losses that might arise out of the Xerox litigation.

On August 14, 2001, 3Com filed suit against Broadcom Corporation (Broadcom) in California Superior Court, captioned 3Com Corporation v. Broadcom Corporation, CV800685 in which 3Com seeks to recover from Broadcom, pursuant to a promissory note, the principal amount of $21.1 million together with interest thereon and attorney fees. On January 8, 2002, Broadcom filed its answer denying that any sums are due and asserting numerous affirmative defenses. The case is now in the discovery phase. 3Com has filed a Motion for Summary Adjudication of Certain Issues, which is scheduled to be heard by the Court on October 3, 2002. Trial is currently set for November 4, 2002. 3Com intends to vigorously pursue this action.

10.
Subsequent Events

On September 24, 2002, the Board of Directors approved a stock repurchase program of up to $40.0 million and authorized a twelve-month time limit on such repurchases.

On October 4, 2002, 3Com executed an agreement for the sale of its Marlborough, Massachusetts campus for $57.8 million, which will result in an expected loss of $30.9 million. This property was not classified as held for sale as of May 31, 2002 or August 30, 2002. Under the terms of the agreement 3Com will lease back approximately 168,000 square feet of the campus. Pending the successful completion of a due diligence period, the transaction is expected to close in December 2002.

3Com Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated condensed financial statements and the related notes that appear elsewhere in this document.

This report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenues or other financial items; any statements of plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief, expectation, or anticipation; and any statement of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include particularly statements regarding the following:

  •
  our intention to consolidate our real estate portfolio and liquidate certain facilities;

  •
  our expectations regarding future expenses associated with our ongoing restructuring activities;

  •
  our expectation regarding future trends in sales of Connectivity products;

  •
  our expectation regarding future sales of exited products;

  •
  the uncertainty surrounding future capital expenditures by telecommunication carriers and service providers;

  •
  our beliefs regarding the realizability of intangible assets;

  •
  our expectations regarding capital spending;

  •
  our plans to make investments through 3Com Ventures and expectations related to payments that may be made over the next twelve months with respect to capital calls;

  •
  our plans to significantly reduce the amounts outstanding under our revolving line of credit;

  •
  our belief that our cash and equivalents, short term investments, revolving line of credit, and cash generated from operations will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months;

  •
  our intention to simplify our international legal entity structure;

  •
  the difficulty of keeping expense growth at modest levels while maintaining or increasing revenues;

  •
  our expectation that various emerging product lines will account for a higher percentage of our future revenues;

  •
  our expectations relating to our future investments and expenses relating to research and development;

  •
  our ability to develop and introduce new products in a timely manner, adopt the correct sales or go-to-market strategy, and gain market acceptance of these products;

  •
  statements regarding our liquidity and capital resources;

  •
  our expectation that we will be able to comply with the financial covenants contained in our current credit facility;

  •
  our beliefs regarding our tax positions in foreign jurisdictions;

  •
  the challenge of managing asset levels, including inventory;

  •
  our expectations that our acquisitions of businesses or product lines may decrease in comparison to historical levels;

  •
  our expectation that international markets will continue to account for a significant percentage of our sales; and

  •
  our expectations regarding the continuing volatility of our stock price.

These statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially. 3Com undertakes no obligation and does not intend to update these forward-looking statements after the date of this Form 10-Q. Other risks are described from time to time in 3Com's reports with the Securities and Exchange Commission, including but not limited to our annual report on Form 10-K for the fiscal year ended May 31, 2002 and subsequently filed reports.

Critical Accounting Policies

Our significant accounting policies require us to make estimates and assumptions that affect the amounts reported by us. The following items require the most significant judgment and often involve complex estimation:

Revenue recognition: We generally recognize a sale when the product has been delivered and risk of loss has passed to the customer, collection of the resulting receivable is reasonably assured, persuasive evidence of an arrangement exists, and the fee is fixed or determinable. The assessment of whether the fee is fixed or determinable considers whether a significant portion of the fee is due after our normal payment terms. If we determine that the fee is not fixed or determinable, we recognize revenue at the time the fee becomes due, provided that all other revenue recognition criteria have been met. Also, sales arrangements, particularly with CommWorks customers, may contain product acceptance requirements that can impact the timing of the recognition of the related revenue.

We assess collectibility based on a number of factors, including general economic and market conditions, past transaction history with the customer, and the credit-worthiness of the customer. We do not typically request collateral from our customers. If we determine that collection of the fee is not probable, then we will defer the fee and recognize revenue upon receipt of payment.

A significant portion of our sales are to distributors and value-added resellers. Revenue is generally recognized at the time of shipment, assuming all other revenue recognition criteria have been met. Sales to these customers are recorded net of appropriate allowances, including estimates for product returns, price protection, and potentially excess channel inventory levels.

Sales of service and maintenance revenue are recognized upon delivery and completion of the service or, in the case of maintenance contracts, ratably over the life of the contract, provided that all other revenue recognition criteria have been met. Revenue from royalty licensing is recognized as earned.

Allowance for doubtful accounts: We continuously monitor payments from our customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When we evaluate the adequacy of our allowances for doubtful accounts, we take into account various factors including our accounts receivable aging, customer credit-worthiness, historical bad debts, and geographic and political risk. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of August 30, 2002, our net accounts receivable balance was $138.2 million.

Inventory: Inventory is stated at the lower of standard cost, which approximates cost, or net realizable value. Cost is based on a first-in, first-out basis. We review net realizable value of inventory, both on hand as well as for inventory that we are committed to purchase, in detail on an on-going basis, with consideration given to deterioration, obsolescence, and other factors. If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, additional write-downs or adjustments to recognize additional cost of sales may be required. As of August 30, 2002, our inventory balance was $48.2 million.

Goodwill and intangible assets: We review the value of our long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. During fiscal 2002, we recognized $70.1 million of write downs of goodwill and intangible assets. As of August 30, 2002, we had $25.2 million of net intangible assets remaining on the balance sheet, which we believe to be realizable based on the estimated future cash flows of the associated products and technology. However, it is possible that the estimates and assumptions used, such as future sales and expense levels, in assessing the carrying value may need to be reevaluated in the case of continued market deterioration, which could result in further impairment of these assets. Additionally, as of August 30, 2002 we had $66.5 million of goodwill remaining on the balance sheet. We have completed the first phase of the Statement of Financial Accounting Standards (SFAS) 142 analysis and have determined that an impairment may exist for our Enterprise Networking and CommWorks segments.

Restructuring charges: Over the last several years we have undertaken significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities. These plans have required us to utilize significant estimates related to held for sale properties, which resulted in both accelerated depreciation charges and write downs of those properties. In addition, we have had to record estimated expenses for severance and outplacement costs, lease cancellations, long-term asset write downs, and other restructuring costs. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. The accounting for restructuring costs and asset impairments requires us to record provisions and charges when we have a formal and committed plan. Our policies require us to continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. As management continues to evaluate the business, there may be additional charges for new restructuring activities as well as changes in estimates to amounts previously recorded.

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

Business Reorganization and Restructuring Activities

Effective for fiscal 2003 we have structured our operations around three operating segments:

  •
  The Enterprise Networking segment includes switches, hubs, networked telephony, wireless Local Area Networks (LANs), and customer service and support, all of which comprised our Business Networks Company (BNC) during our fiscal 2002. In the first quarter of fiscal 2003 we announced that after substantially improving the competitiveness of Business Connectivity Company (BCC) and BNC, we would merge BCC into BNC to drive further efficiencies in each business while leveraging growth opportunities. In addition, the Network Jack product and wireless and security offerings formerly managed under BCC in fiscal 2002 are now managed under the Enterprise Networking segment.

  •
  The Connectivity segment includes wired network interface cards (NICs), PC cards, LAN On Motherboard (LOM) application specific integrated circuits (ASICs), and Mini-PCI products, all of which were previously managed under BCC. Although BNC and the former BCC are supported by a common infrastructure, we are managing the business as two separate segments, recognizing that there are significant differences in the business models and financial goals as well as product lines and customer sets.

  •
  The CommWorks segment develops and deploys carrier-class, Internet Protocol (IP)-based multi-service access and service creation platforms for telecommunications service providers. CommWorks' product portfolio includes the three key components of next generation networks—wireline access systems, wireless access systems and a media independent softswitch—that are critical to enabling complete next generation data and voice services to both fixed and mobile subscribers. CommWorks continues to be reported as a separate operating segment.

Additionally, our exited products will continue to be reported as a separate segment.

In fiscal 2001, we began the restructuring of our business to enhance the focus and cost effectiveness of our business units in serving their respective markets. We implemented a reduction in workforce and other actions aimed at reducing costs, expenses and assets; exited our consumer Internet appliance and cable and digital subscriber line (DSL) modem product lines; and outsourced the manufacturing of certain high volume server, desktop and mobile connectivity products in a contract manufacturing arrangement as part of this restructuring effort. In the first quarter of fiscal 2003, in addition to the merger of BCC into BNC as described above, we entered into an agreement to outsource certain information technology (IT) functions. We also continue to pursue the sale of excess real estate facilities. We have recorded restructuring charges in the first quarter of fiscal 2003 relating to such activities, and as we complete these initiatives, we expect to incur additional restructuring charges in future periods.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in our condensed consolidated income statements:

	Quarter Ended
	August 30, 2002	August 31, 2001
Sales	100.0%	100.0%
Cost of sales	52.3	83.9

Gross margin	47.7	16.1
Operating expenses:
Sales and marketing	22.0	27.3
Research and development	16.7	22.0
General and administrative	8.8	10.5
Amortization and write down of intangibles	0.8	4.2
Restructuring charges	7.6	14.8
Losses on land and facilities, net	0.4	—

Total operating expenses	56.3	78.8

Operating loss	(8.6)	(62.7)
Losses on investments, net	(3.8)	(0.7)
Interest and other income, net	3.2	4.9

Loss before income taxes	(9.2)	(58.5)
Income tax provision	1.3	1.1

Net loss	(10.5)%	(59.6)%

Sales

Sales in the first quarter of fiscal 2003 totaled $304.7 million, a decrease of $84.9 million, or 22 percent, compared to the same quarter one year ago.

Enterprise Networking. Sales of Enterprise Networking products totaled $195.8 million in the first quarter of fiscal 2003, essentially flat as compared to the same quarter one year ago. However, within this segment, we had an increase in sales of Layer 3 fixed Gigabit switches and our LAN telephony products. Layer 3 fixed Gigabit sales increased due to both the growth of that market as well as new product introductions, while sales of LAN Telephony products grew due to product enhancements and increased investment in sales and marketing. The increases in sales of these products were offset by declines in DSL routers and in maintenance services due to contract expirations. Sales of Enterprise Networking products in the first quarter of fiscal 2003 represented 64 percent of total sales compared to 50 percent in the first quarter of fiscal 2002.

Connectivity. Sales of Connectivity products totaled $67.9 million in the first quarter of fiscal 2003, a decrease of $56.5 million, or 45 percent, compared to the same quarter one year ago. The decline in sales from the same period one year ago was due largely to lower volumes. Factors that reduced volumes were a shift in the market from NICs, PC Cards and Mini-PCI form factors to silicon-based alternatives where we have lower market share, and lower sales to our original equipment manufacturer (OEM) partners. These declines were partially offset by increased sales of our Gigabit Ethernet products. Sales of Connectivity products in the first quarter of fiscal 2003 represented 22 percent of total sales compared to 32 percent in the first quarter of fiscal 2002. Due to the continuing shift in the market towards silicon-based products, we expect further declines in sales in future periods.

CommWorks. Sales of CommWorks products totaled $35.5 million in the first quarter of fiscal 2003, a decrease of $23.8 million, or 40 percent, compared to the same quarter one year ago. This decrease was mainly attributable to a decline in sales of wireline and softswitch products. The indicated decline in sales was due primarily to significantly reduced capital expenditures by telecommunications carriers and service providers in response to depressed industry market conditions. Sales of CommWorks products in the first quarter of fiscal 2003 represented 12 percent of total sales compared to 15 percent in the first quarter of fiscal 2002. We do not anticipate any significant improvement in overall industry market conditions in the foreseeable future.

Exited Product Lines. Sales of exited product lines in the first quarter of fiscal 2003 totaled $5.4 million, a decrease of $4.1 million, or 43 percent, compared to the same quarter one year ago. While sales of exited products had been substantially eliminated during fiscal 2002, the current quarter's sales are attributable to the recognition of revenue that was deferred as of May 31, 2002 due to our completion of the contractual requirements associated with such revenue. Future sales of exited products are expected to be nil. Sales of exited products represented approximately two percent of total sales in the first quarter of both fiscal 2003 and fiscal 2002.

Geographic Sales. In the first quarter of fiscal 2003, U.S. sales decreased 27 percent and international sales decreased 17 percent compared to the same period one year ago. U.S. sales in the first quarter of fiscal 2003 represented 43 percent of total sales, compared to 46 percent of total sales in the first quarter of fiscal 2002. The year-over-year decrease in international sales was primarily due to weaker sales in the Asia Pacific Rim and Latin America regions, which reflected decreases of 24 percent and 35 percent, respectively.

Gross Margin

Gross margin as a percentage of sales was 47.7 percent in the first quarter of fiscal 2003, compared to 16.1 percent in the first quarter of fiscal 2002. As compared to the same period one year ago, gross margin increased 15 percentage points due largely to component cost improvements and a mix shift towards higher margin products in both our Enterprise Networking and Connectivity segments. Included in the mix shift of Connectivity products is a decline in sales to OEM customers, which generally have lower average selling prices (ASPs). Gross margin increased nine percentage points due mainly to the prior period's excess and obsolete inventory provisions. These prior period provisions were the result of reduced demand and product transition of certain Connectivity products. Gross margin benefited in the first quarter of fiscal 2003 approximately one percentage point from the sale or disposition of inventory that had previously been written off, totaling $3.1 million. Gross margin also benefited one percentage point in the first quarter of fiscal 2003 due to a one-time duty refund, which amounted to $3.7 million. Gross margin increased five percentage points for the reduction of underutilized capacity in our manufacturing plants, particularly in Santa Clara and Singapore.

Operating Expenses

Operating expenses in the first quarter of fiscal 2003 were $171.6 million, or 56 percent of sales, compared to $307.1 million, or 79 percent of sales, in the first quarter of fiscal 2002. Operating expenses in the first quarter of fiscal 2003 included amortization of intangibles of $2.5 million, restructuring charges of $23.2 million, and losses on land and facilities of $1.2 million. Operating expenses in the first quarter of fiscal 2002 included amortization and write downs of intangibles of $16.5 million and restructuring charges of $57.5 million. Excluding these items, operating expenses would have been $144.8 million, or 48 percent of sales, and $233.1 million, or 60 percent of sales, for the first quarters of fiscal 2003 and 2002, respectively.

Sales and Marketing. Sales and marketing expenses in the first quarter of fiscal 2003 decreased $39.2 million, or 37 percent, compared to the first quarter of fiscal 2002, and decreased to 22 percent of total sales for the first quarter of fiscal 2003, compared to 27 percent of total sales for the first quarter of fiscal 2002. The year-over-year decrease in expenses was partially due to headcount reductions. Additional expense reductions were achieved through decreased spending on marketing and advertising.

Research and Development. Research and development expenses in the first quarter of fiscal 2003 decreased $35.0 million, or 41 percent, compared to the first quarter of fiscal 2002, and decreased to 17 percent of sales in the first quarter of fiscal 2003 compared to 22 percent of total sales in the first quarter of fiscal 2002. The decrease in research and development costs compared to the same period one year ago was due mainly to headcount reductions. Expense reduction also resulted from decreased depreciation expense associated with engineering assets that were disposed of as part of our restructuring program. Following the declines in headcount and capital equipment associated with engineering, a decrease in project materials used in research and development efforts also contributed to the reduction in expenses.

General and Administrative. General and administrative expenses in the first quarter of fiscal 2003 decreased $14.1 million, or 34 percent, compared to the first quarter of fiscal 2002, and decreased to nine percent of total sales in the first quarter of fiscal 2003 compared to 11 percent of total sales for the first quarter of fiscal 2002. The two largest factors contributing to the decrease in general and administrative expenses compared to the same period one year ago were headcount reductions and a decline in litigation expenses.

Amortization and Write Down of Intangibles. Amortization and write down of intangibles in the first quarter of fiscal 2003 decreased $14.0 million, or 85 percent, compared to the first quarter of fiscal 2002. In accordance with SFAS 142, effective June 1, 2002 we stopped amortizing indefinite-lived intangible assets, consisting mainly of goodwill. Amortization of these assets amounted to $9.0 million for the first quarter of fiscal year 2002. Additionally, in the first quarter of fiscal 2002 we recorded a $3.5 million impairment of intangible assets and associated goodwill related to the LANSource Technologies acquisition.

Restructuring Charges. Restructuring charges in the first quarter of fiscal 2002 were $23.2 million and primarily represented costs for severance and outplacement charges and write downs of facilities held for sale and IT equipment sold as part of our IT outsourcing project. These charges were the result of continued cost reduction efforts, including the integration of BCC into BNC. Restructuring charges incurred during the first quarter of fiscal 2002 were $57.5 million, largely due to manufacturing consolidation, including both accelerated depreciation on facilities and impairment of manufacturing assets, and severance and outplacement charges. These fiscal 2002 charges resulted from both the cost reduction actions we took to restructure our operations that were announced on December 21, 2000, as well as the consolidation of our manufacturing facilities and the discontinuation of our consumer cable and DSL modem product lines as announced during June 2001.

Losses on Land and Facilities, Net. Net loss on land and facilities was $1.2 million for the first quarter of fiscal 2003. This was due to the write down of held for sale property in Salt Lake City, Utah that was classified as such prior to the inception of our restructuring program.

Losses on Investments, Net

Net losses on investments in the first quarter of fiscal 2003 were $11.5 million due mainly to both the sale and market value adjustments of investments in venture capital funds. During the first quarter of fiscal 2002, net losses on investments were $2.6 million, due to losses on investments in venture capital funds, declines in the value of equity securities that we determined to be other-than-temporary, and sales of equity securities.

Interest and Other Income, Net

Interest and other income, net, in the first quarter of fiscal 2003 decreased $9.6 million compared to the first quarter of fiscal 2002. The decrease in interest and other income, net, as compared to the same period one year ago was due primarily to lower interest income as a result of lower cash and short-term investment balances and lower interest rates on such balances, and higher interest expense resulting from borrowings under our term loan and revolving credit facility. Offsetting these declines was the collection of approximately $5.1 million of net interest income relating primarily to a tax refund received in fiscal 2002.

Income Tax Provision

Our income tax provision was $4.0 million for the first quarter of fiscal 2003, compared to a $4.6 million provision for the first quarter of fiscal 2002. The tax provisions in the first quarters of fiscal 2003 and 2002 are a result of providing for taxes in foreign and state jurisdictions.

Liquidity and Capital Resources

Cash and equivalents and short-term investments at August 30, 2002 were $1,387.3 million, an increase of approximately $5.2 million compared to the balance of $1,382.0 million at May 31, 2002.

For the three months ended August 30, 2002, net cash provided by operating activities was $21.9 million. Accounts receivable at August 30, 2002 decreased $8.9 million from May 31, 2002 to $138.2 million. Days sales outstanding in receivables increased to 41 days at August 30, 2002, compared to 39 days at May 31, 2002 primarily due to a slight deterioration in sales linearity throughout the first quarter of fiscal 2003 as compared to the fourth quarter of fiscal 2002. Inventory at August 30, 2002 decreased $11.0 million from May 31, 2002 to $48.2 million. Annualized inventory turnover was 11.6 turns for the quarter ended August 30, 2002, compared to 11.3 turns for the quarter ended May 31, 2002. Other assets at August 30, 2002 decreased $19.9 million from May 31, 2002, primarily due to collections of non-trade receivables. Accounts payable and accrued liabilities and other at August 30, 2002 decreased $48.7 million from May 31, 2002, and includes the final payment related to excess manufacturing capacity. Income taxes payable, net, increased $8.9 million due to the receipt of a $5.0 million income tax refund and our current quarter's $4.0 million tax provision.

3Com Ventures selectively makes strategic investments in privately-held companies and in limited partnership venture capital funds, which in turn invest in privately-held companies. This may include a strategic commercial or technology relationship, such as a component supply agreement or technology license arrangement, with these privately-held companies. We believe these investments complement our business strategies and research and development efforts. In the first quarter of fiscal 2003 we sold our interest in several limited partnership venture capital funds. We collected proceeds of $4.4 million associated with the sale of these funds and, and as part of this transaction, transferred the obligations of future capital calls associated with such funds. 3Com Ventures has made strategic investments of $1.2 million over the last three months and has committed to make additional capital contributions to certain venture capital funds totaling $24.3 million. We expect to pay $7.1 million over the next twelve months as capital calls are made.

During the three months ended August 30, 2002, we made $4.9 million in capital expenditures, primarily for test equipment relating to our newer products and computer equipment. Additionally, we sold our Mount Prospect, Illinois facility for proceeds of $17.8 million. As of August 30, 2002, capital expenditure commitments outstanding were $1.9 million.

As of August 30, 2002, we had $50.0 million outstanding on our revolving line of credit and $82.6 million on our term loan. During the quarter, we repaid $20.0 million on the line of credit and $15.0 million on our term loan. Included in the term loan repayments are the quarterly repayment of

$7.5 million, plus an additional $7.5 million due to the sale of our Mount Prospect facility as was required under the terms of the agreement. In addition to the quarterly payment due under the term loan, we expect to reduce debt further by repaying a substantial portion of the line of credit in the next quarter.

During the three months ended August 30, 2002, we received net cash of $1.6 million from the sale of approximately 1 million shares of common stock to employees through our employee stock option plans. In addition, stock option activity during the first quarter of fiscal 2003 and stock option detail as of August 30, 2002, were as follows:

(Shares in thousands)	Number of shares	Weighted average exercise price
Outstanding, May 31, 2002	111,102	$7.25
Granted	11,701	4.49
Exercised	(652)	3.24
Canceled	(8,607)	7.96

Outstanding, August 30, 2002	113,544	$6.93
	Outstanding options as of August 30, 2002		Exercisable at August 30, 2002
Range of exercise prices	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
	(in thousands)		(in thousands)
$ 0.13-$ 4.80	31,703	$4.24	14,554	$3.96
4.81- 5.54	22,030	5.38	14,260	5.41
5.55- 6.68	23,398	5.96	20,379	5.98
6.71- 11.73	22,002	8.82	13,362	8.74
11.76- 21.57	14,411	13.94	7,373	13.86

Total	113,544	$6.93	69,928	$6.80

There are no assurances that we can reduce losses from operations and avoid future negative cash flow or raise capital as needed to fund the operations of the Company. However, based on current plans and business conditions, but subject to the discussion in the Business Environment and Industry Trends, we believe that our existing cash and equivalents, short-term investments, and cash generated from operations will be sufficient to satisfy anticipated cash requirements for at least the next twelve months.

Effects of Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations" which addresses the financial accounting and reporting for business combinations and supersedes Accounting Principals Board (APB) Opinion 16, "Business Combinations," and SFAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS 141 requires that all business combinations be accounted for by the purchase method, modifies the criteria for recognizing intangible assets, and expands disclosure requirements. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. We adopted SFAS 141 on June 1, 2002. The adoption of SFAS 141 did not have a material impact on our results of operations or statements of financial position.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion 17, "Intangible Assets." SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. In addition, SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS 142 are to be reported as a change in accounting principle.

We adopted SFAS 142 on June 1, 2002 and ceased amortization of net goodwill totaling $66.5 million, which includes $0.7 million of acquired workforce intangible previously classified as purchased intangible assets; amortization continues on $27.7 million of net finite-lived intangible assets, with remaining useful lives of generally two to four years as of August 30, 2002. We have completed the first phase of the SFAS 142 analysis and have determined that an impairment may exist for our Enterprise Networking and CommWorks segments. However, our results of the first quarter of fiscal 2003 exclude the impact, if any, from this transitional goodwill impairment evaluation. Any financial statement impact of this evaluation will be determined in our second quarter, and will be reflected as a retroactive adjustment to the results for the three months ended August 30, 2002. A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill and acquired workforce amortization follows (in thousands, except per share amounts):

	Three Months Ended
	August 30, 2002	August 31, 2001
Reported net loss	$(31,980)	$(232,384)
Add back goodwill amortization	—	8,321
Add back acquired workforce amortization	—	666

Adjusted net loss	$(31,980)	$(223,397)

Reported net loss per share-basic and diluted	$(0.09)	$(0.67)
Add back goodwill amortization	—	0.02
Add back acquired workforce amortization	—	0.00

Adjusted net loss-basic and diluted	$(0.09)	$(0.65)

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We adopted SFAS 144 on June 1, 2002. The adoption of SFAS 144 did not have a material impact on our results of operations or financial position.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. We will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

Business Environment and Industry Trends

Industry trends and specific risks may affect our future business and results in our business. Some of the factors that could cause future results to materially differ from past results or those described in forward-looking statements include the matters discussed below.

Our business and our ability to grow revenues has been adversely impacted by the economic slowdown and related uncertainties affecting markets in which we operate

Adverse economic conditions worldwide have contributed to a technology industry slowdown and impacted our business resulting in:

  •
  reduced demand for most of our products;

  •
  increased price competition for our products;

  •
  increased risk of excess and obsolete inventories;

  •
  excess facilities and manufacturing capacity; and

  •
  higher overhead costs, as a percentage of revenues.

Recent political and social turmoil in many parts of the world, including actual incidents and potential future acts of terrorism and war, may continue to put pressure on global economic conditions. These political, social and economic conditions and uncertainties make it extremely difficult for 3Com, our customers and our vendors to accurately forecast and plan future business activities. This reduced predictability challenges our ability to operate profitably or to increase revenues. In particular, it is difficult to develop and implement strategies, sustainable business models and efficient operations, and effectively manage outsourced relationships for certain contract manufacturing and information technology services. If the current economic or market conditions continue or further deteriorate, there could be additional material adverse impact on our financial position, revenues, results of operations and cash flow.

We have recently integrated Business Networks Company and Business Connectivity Company, and have created the Enterprise Networking and Connectivity segments

In fiscal year 2002, we completed a restructuring of our commercial networking operations into three independent businesses—3Com Business Connectivity Company, 3Com Business Networks Company and CommWorks Corporation—each with a dedicated management team focusing on developing and executing its own business strategies, assessing and meeting the needs of its customers and implementing sustainable efficient operations. In addition, each business utilizes certain centrally-provided, shared corporate services. At the beginning of fiscal 2003, we announced plans to integrate

BNC and BCC to gain further benefits from leveraging common resources, while continuing to manage the Enterprise Networking and Connectivity segments. Failure to properly manage the integration of BNC and BCC may adversely affect revenues, compromise results of operations or materially impair our overall financial performance.

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

We face operational risks in consolidating our research and development design centers

As part of our ongoing cost reduction efforts in our CommWorks business, we are consolidating our research and development activities. These consolidation activities involve significant changes in employment and transfers of product development efforts among design centers. Failure to properly manage the consolidation activities may result in disruptions to our product development programs which, in turn, may adversely impact the cost or timing of introducing new or enhanced products, revenues or overall financial performance.

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

We compete in three specific markets that serve enterprise and telecommunications service provider customers. Our principal competitors in the Enterprise Networking segment include: Avaya, Inc., Cisco Systems, Inc. (Cisco), Dell Computer Corp. (Dell), D-Link Systems Inc. (D-Link), Enterasys Networks, Inc., Extreme Networks, Inc, Hewlett Packard Company (HP), Linksys, Lucent Technologies Inc. (Lucent), and Nortel Networks Corp. (Nortel). In the Connectivity segment, our principal competitor is Intel Corp.; other competitors include Accton Technology Corp., Broadcom Corp., D-Link, Linksys and NetGear, Inc. Principal competitors in the telecommunications service provider market include: Cisco, Comverse Technology, Inc., Lucent, Nortel, and Sonus Networks, Inc. Our competitors range from large, diversified telecommunications equipment and networking companies to smaller companies with a more specialized focus. As siliconization continues and networking functions become more embedded on the motherboard, we are increasingly facing competition from parties who are also our current suppliers of products. Our failure to compete successfully against current or future competitors could harm our business, operating results or financial condition. Likewise, integration of networking, communications, and computer processing functionality on a reduced number of semiconductor components may adversely affect our future sales growth and operating results.

We are making significant investments in various technologies for emerging product lines. These investments include XRN™ technology, Gigabit Ethernet technology, IP telephony, CDMA wireless networking products and services, softswitch technologies, wireless LANs, Layer 3+ switching, network security technology (such as our embedded firewall products) and Network Jack switches. We expect these product lines to account for a higher percentage of our future sales over time, although the markets for these products and solutions are still emerging and may not develop to our expectations. Industry standards for some of these technologies are yet to be widely adopted and the market potential remains unproven. If the markets for these new technologies or products do not develop or grow as we expect, or if we have not adopted optimal sales and go-to-market strategies for these new technologies and products, our financial results could be adversely affected and we might need to change our business strategy.

Also, in the markets in which we compete, products have short life cycles and rapid technology transitions. Therefore, our success depends on our ability to identify new market and product opportunities, to develop and introduce new products in a timely manner, to gain market acceptance of new products, particularly in our targeted emerging markets, and to rapidly and efficiently transition our customers from older to newer connectivity technologies. Additionally, as we increase our reliance on relationships with strategic partners, such as original design manufacturer's (ODMs), we may encounter greater difficulties in quickly and effectively introducing new products with the quality, functionality, costs and features that are optimal for the market. This increased reliance may also limit our ability to independently identify current product and technology trends and respond to such trends. Any delay in new product introductions, lower than anticipated demand for our new products, failure to meet market needs for features or functionality or higher manufacturing costs could have an adverse affect on our operating results or financial condition, particularly in those product markets we have identified as emerging high-growth opportunities.

Future cash requirements or restrictions on cash could adversely impact our financial position; and an event of default under the Credit Facility may impair our ability to conduct business operations

We incurred net losses in fiscal 2002 and in the first quarter of fiscal 2003. Our overall cash balance declined in fiscal 2002 and we may incur future negative overall cash flow in the next few quarters. If cash flow significantly deteriorates, our liquidity and ability to operate our business could be adversely impacted. Additionally, our ability to raise financial capital may be hindered due to our net losses and negative cash flow position, reducing our operating flexibility.

The following items could require unexpected future cash payments, limit our ability to generate cash or restrict our use of cash:

  •
  triggering of certain payment obligations, breach of covenants or acceleration of payment obligations under our revolving and term loan facilities;

  •
  inability to dispose of real estate holdings;

  •
  taxes due upon the transfer of cash held in foreign locations; and

  •
  taxes assessed by local authorities where we conduct business.

During fiscal 2002, we entered into a $210,000,000 revolving and term loan facility with a syndication of financial institutions led by Bank of America (the "Credit Facility") and, contemporaneously, we retired the operating lease arrangements we had with respect to certain of our real properties. The Credit Facility has a term of three years and is secured by priority liens over certain assets (including inventory, accounts receivable, plant and equipment and certain real properties), but specifically excludes our cash, cash equivalents, short-term investments, equity investments and intellectual property. The primary financial covenant under the Credit Facility obligates us to maintain $400 million of available cash, cash equivalents and short-term investments. Falling below $400 million would be an event of default and, among other things, (i) Bank of America may accelerate the payment of the complete facility, (ii) use of cash in certain bank accounts will be severely restricted, and (iii) significant operational constraints such as limitations on selling assets and funding certain operations, will automatically take effect. We also have the ability to prepay and terminate the Credit Facility at any time.

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

Retaining key employees and management are critical to our success

Our success depends upon retaining and recruiting highly qualified employees and management personnel. This is especially important in our current operating structure involving three operating segments, since each management team must possess the skills, experience and talent to run its business on an independent basis. However, like many companies in the industries in which we operate, we face challenges in attracting and retaining highly qualified employees and management personnel. In addition, the significant downturn in our business environment has had a negative impact on our operations, and as a result, we have restructured our operations to reduce our workforce and implement other cost reduction activities. Although we believe these various changes and actions will improve our organizational effectiveness and competitiveness, they could lead, in the short term, to disruptions in our business, reduced employee morale and productivity, increased attrition and problems with retaining existing employees and recruiting future employees and increased financial costs.

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

A significant portion of our revenues is derived from sales to a small number of customers who may decide not to purchase our products in the future

We distribute many of our enterprise connectivity and networking products through two-tier distribution channels that include distributors, systems integrators and value-added resellers. We also sell to PC OEMs and telecommunications service providers. For enterprise networking and connectivity products, a significant portion of our sales is concentrated among a few distributors and OEM customers. There has been a recent trend of decreased demand for connectivity products from OEM customers such as Dell and HP, due to increased siliconization of networking connections and also to factors specific to our OEM customers. Additionally, consolidation in our distribution channels and among PC OEMs is reducing the number of customers in the domestic and international markets. In an effort to streamline our operations, we may increase the focus of our distribution sales resources on selected distribution channel customers.

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

We derive a significant portion of our sales of connectivity products from PC OEMs such as Dell, Gateway, Inc., HP and International Business Machines Corp., all of which companies are manufacturers that incorporate our NICs, PC cards, Mini-PCI, and ASIC products into their products. These companies also have begun utilizing chip sets that contain integrated Ethernet LAN connectivity solutions into their products. As Ethernet connectivity technology continues to mature, we have seen the incorporation of NIC, PC Card, and Mini-PCI product features into lower-priced form factors such as LOM and integrated into the chip sets on the motherboard. Certain competitors that have a significant share of the PC chip set market may be bundling such PC chip sets with integrated LAN connectivity at little or no price premium to PC chip sets without LAN connectivity. This bundling of PC chip sets and LAN connectivity will have an adverse impact on competition in the LAN connectivity market, including a significant negative impact on our ability to sell LAN connectivity solutions to our existing PC OEM or ODM customers. We expect that PC OEMs and ODMs increasingly will purchase the lower-priced form factors of connectivity products. If we cannot lower our costs of the products or transition customers to products with higher ASPs, then our margins will be reduced and our financial results will be adversely impacted.

Continued slowdown of capital expenditures in the telecommunications industry may negatively impact CommWorks revenues

CommWorks' customers in the telecommunications service provider market include incumbent local exchange carriers (ILECs), interexchange carriers (IXCs), post, telephone, and telegraph administrators (PTTs), competitive local exchange carriers (CLECs), wireless service operators, Internet service providers (ISPs) and other alternative service providers.    The deteriorating economic conditions prevailing in the telecommunications industry over the past several quarters – including lower revenue growth, lower prices and excess capacity– have combined to exert downward pressure on service provider margins and profitability and have resulted in decreased levels of capital expenditures for new equipment and services. Moreover, the challenges presented by the current industry environment are causing many telecommunications service providers to experience serious credit problems and other financial difficulties and could result in additional bankruptcies and consolidations. A continuation or worsening of the current depressed economic conditions in the telecommunications industry could have a material adverse effect on our revenues and overall financial performance.

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

Our increased reliance on contract manufacturing and our excess manufacturing capacity may adversely impact our financial results and operations

We have changed our manufacturing strategy so that more of our products will be sourced from contract manufacturers. We have sold manufacturing operations and facilities associated with those products now sourced from contract manufacturers. Therefore, our ability to resume internal manufacturing operations for those products is severely limited. The cost, quality, performance and availability of contract manufacturing operations are and will be essential to the successful production and sale of many of our products. The inability of any contract manufacturer to meet our cost, quality, performance and availability standards could adversely impact our financial condition or results of operations. We may not be able to provide contract manufacturers with product volumes that are high enough to achieve sufficient cost savings. If shipments fall below forecasted levels, we may incur increased costs or be required to take ownership of the inventory. Also, our ability to control the quality of products produced by contract manufacturers may be limited and quality issues may not be resolved in a timely manner, which could adversely impact our financial condition or results of operations. The smooth transition from internal manufacturing to contract manufacturing by a third party is critical to our success. Failure to implement and manage a successful transition may cause severe disruptions in our supply chain that will affect the cost, quality and availability of products.

In July 2002, our primary contract manufacturer for CommWorks products, Manufacturers' Services Limited (MSL), announced its intentions to cease manufacturing operations at their Mount Prospect facility. As a result of this announcement, we have decided to transition our contract manufacturing requirements from MSL to another of our existing suppliers. Failure to implement and manage a successful transition could disrupt CommWorks' supply chain and adversely affect its revenues, the availability, cost and quality of its products, and its overall financial performance.

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

Furthermore, because we have outsourced significant manufacturing operations to contract manufacturers and have exited a number of businesses, we now have excess manufacturing capacity in existing facilities. We are currently restructuring our operations and implementing cost reduction activities to eliminate this excess capacity, including the consolidation of our real estate portfolio and facilities associated with our former manufacturing operations in Marlborough, Massachusetts and Santa Clara, California. We sold our Singapore manufacturing facility and have leased back space for our Asia Pacific region distribution center and office location for sales management, information technology, training and customer service and support operations in fiscal 2002, and we sold our manufacturing facility in Mount Prospect in July 2002. Our ability to reduce our excess manufacturing capacity and to consolidate facilities may be made more difficult by further weakening of the networking industry and worsening of general economic conditions in the United States and globally. If we are unable to reduce our excess manufacturing capacity and facilities, this may negatively impact our operations, cost structure and financial performance.

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

  •
  our present manufacturing capacities exceed our current needs; and

  •
  we may experience disruptions to our logistics, such as the recent lock-outs that have occurred in west coast ports.

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

Operation of the supply chain requires accurate forecasting of demand, which has become more challenging. If overall demand for our products, product mix and growth of these markets is significantly different from our expectations, we may face inadequate, or excess, component supply. This would result in orders for products that could not be manufactured in a timely manner, or a buildup of inventory that could not easily be sold. Either of these situations could adversely affect our revenues, financial results or market share. If our demand forecasts are too high or our forecasts of product mix are inaccurate, we may experience excess and obsolete inventories and excess manufacturing capacity, which could adversely affect our financial results.

Our current and future decisions to exit certain product lines may have unforeseen negative impacts to our business

In fiscal 2001 and early fiscal 2002, we exited certain business and product lines, including the cable modem business. In certain cases, we continue to be responsible pursuant to the original warranty obligations for these products. Our exiting of these business and product lines may have adversely impacted our relationships with channel partners and end customers since many of these channel partners and customers perceived our remaining products as not being part of a larger integrated or complementary solution or questioned our commitment to their markets and therefore shifted to products from alternative vendors. We may consider exiting other businesses that do not meet our goal of delivering appropriate financial returns in a reasonable amount of time. Future decisions to exit businesses could result in deterioration of our channel partner and customer relationships, increased employee costs (such as severance, outplacement and other benefits), contract termination costs and asset impairments. We may also experience delays in the execution of our plan to exit a business that may create disruptions in our transactions with suppliers and customers.

The reduced role of acquisitions in our current business strategy may negatively impact our growth and increase our reliance on strategic relationships

We expect that the number of acquisitions of businesses or product lines may decrease in comparison to historical levels. The networking business is highly competitive, and while we continue to evaluate possible acquisitions, our decision not to complete any such transactions recently could hamper our ability to enhance existing products and introduce new products on a timely basis. Future consolidations in the networking industry may result in new companies with greater resources and stronger competitive positions and products than us. Furthermore, companies may be created that are able to respond more rapidly to market opportunities. Continued consolidation in our industry may adversely affect our operating results or financial condition.

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

Certain of our international markets are risky and may negatively impact our operating results

We operate internationally and expect that international markets will continue to account for a significant percentage of our sales. The recent global economic slowdown has already had and is likely to continue to have a negative effect on various international markets in which we operate. This may cause us to simplify our international legal entity structure and reduce our presence in certain countries, which may negatively affect the overall level of business in such countries. Continuing political and social turmoil may likely further exacerbate existing economic and political instability and currency fluctuations in certain international markets in which we participate, and such conditions can adversely affect our operating results or financial condition. Unforeseen conditions and events will positively or negatively impact the level of international sales or our international operations in different regions. For example, a strengthening of the U.S. dollar relative to other countries' currencies could make our products more expensive than locally manufactured products, thereby negatively impacting demand for our products. Also, our contract manufacturers manufacture many of our products overseas, sometimes in politically or economically unstable countries. Should international regions experience economic or political instability, our results of operations may be adversely affected, our ability to forecast demand for our products may also be impacted and our supply of products may be interrupted.

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

In addition to disputes relating to the validity or alleged infringement of other parties' rights, we may become involved in disputes relating to our assertion of our intellectual property rights. Whether we are defending the assertion of intellectual property rights against us or asserting our intellectual property rights against others, intellectual property litigation can be complex, costly, protracted, and highly disruptive to business operations by diverting the attention and energies of management and key technical personnel. Further, plaintiffs in intellectual property cases often seek injunctive relief and the measures of damages in intellectual property litigation are complex and often subjective or uncertain. Thus, the existence of or any adverse determinations in this litigation could subject us to significant liabilities and costs. In addition, if we are the alleged infringer, we could be required to seek licenses from others or be prevented from manufacturing or selling our products, which could cause disruptions to our operations or the markets in which we compete. If we are asserting our intellectual property rights, we could be prevented from stopping others from manufacturing or selling competitive products. Any one of these factors could adversely affect our product margins, results of operations, financial condition, or cash flows.

Our future quarterly operating results are subject to factors that can cause fluctuations in our stock price

Our quarterly operating results are difficult to predict and may fluctuate significantly. In addition to factors discussed above, activities relating to the restructuring of our BNC and BCC businesses and the change in leadership for our CommWorks business could contribute significantly to fluctuations in our quarterly operating results for the next several quarters.

Historically, our stock price has experienced substantial price volatility. We expect that our stock price may continue to experience volatility in the future, due to a variety of potential factors such as fluctuations in our quarterly operating results, changes in our cash balances, variations between our actual financial results and the published analysts' expectations and announcements by our competitors. In addition, over the past several quarters, the stock market has experienced extreme price and volume fluctuations that have affected the stock prices of many technology companies. These factors, as well as general economic and political conditions or investors' concerns regarding the credibility of corporate financial statements and the accounting profession, may have a material adverse affect on the market price of our stock in the future.

Some of our facilities in California are located near an earthquake fault, and an earthquake or other types of natural disasters could disrupt our operations and adversely effect results.

Significant portions of our operations are concentrated at a single location in the Silicon Valley area of California, and we also have various functions and related infrastructure to support our international operations in the U.K. In the event of a natural disaster, such as an earthquake or flood, or localized extended outages of critical utilities or transportation systems, we do not have a formal business continuity or disaster recovery plan, and could therefore experience a significant business interruption.

Legacy computer systems may be vulnerable to breaches of security

We use computer systems, including our enterprise-wide financial system, that may not include the most advanced security features available. There is a risk of unauthorized access to computer systems, including our financial systems. While management makes concerted efforts to assess risks and prevent and detect such security breaches, including our current project to upgrade our existing enterprise-wide financial system to a new SAP release, our financial results could be impacted if such an unauthorized access were to occur and not be detected within our normal internal control procedures.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

3Com holds marketable equity traded securities that have a brief trading history and are highly subject to market price volatility. Equity security price fluctuations of plus or minus 50 percent would not have a material impact on the value of these securities as of the end of the first quarter of fiscal 2003.

For interest rate sensitivity and foreign currency exchange risk, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended May 31, 2002.

Item 4.    Controls and Procedures

  a.
  Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

  b.
  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

  The material set forth in Note 9 of Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 2.    Changes in Securities and Use of Proceeds

  None.

Item 3.    Defaults Upon Senior Securities

  None.

Item 4.    Submission of Matters to a Vote of Security Holders

  None.

Item 5.    Other Information

  None.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit Number	Description
2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999, as amended (8)
2.2	General Assignment and Assumption Agreement between the Registrant and Palm, Inc., as amended (8)
2.3	Master Technology Ownership and License Agreement between the Registrant and Palm, Inc. (8)
2.4	Master Patent Ownership and License Agreement between the Registrant and Palm, Inc. (8)
2.5	Master Trademark Ownership and License Agreement between the Registrant and Palm, Inc. (8)
2.6	Employee Matters Agreement between the Registrant and Palm, Inc. (8)
2.7	Tax Sharing Agreement between the Registrant and Palm, Inc. (8)
2.8	Master Transitional Services Agreement between the Registrant and Palm, Inc. (8)
2.9	Real Estate Matters Agreement between the Registrant and Palm, Inc. (8)
2.10	Master Confidential Disclosure Agreement between the Registrant and Palm, Inc. (8)
2.11	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc. (8)
3.1	Certificate of Incorporation (5)
3.2	Certificate of Correction filed to Correct a Certain Error in the Certificate of Incorporation (5)
3.3	Certificate of Merger (5)
3.4	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger (7)
3.5	Registrant's Bylaws, as amended on August 7, 2001 (18)
3.6	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock (16)
4.1	Amended and Restated Rights Agreement dated December 31, 1994 (3)
4.2	Third Amended and Restated Preferred Share Rights Agreement, dated as of March 8, 2001 (13)
10.1	3Com Corporation 1983 Stock Option Plan, as amended and restated effective September 30, 2001 (17)*
10.2	Amended and Restated Incentive Stock Option Plan (2)*
10.3	License Agreement dated March 19, 1981 (1)
10.4	3Com Corporation 1984 Employee Stock Purchase Plan, as amended and restated as of September 20, 2001 (18)*
10.5	3Com Corporation Director Stock Option Plan, as amended (16)*
10.6	3Com Corporation Restricted Stock Plan, as amended July 1, 2001 (18) *
10.7	3Com Corporation 1994 Stock Option Plan, as amended and restated effective April 30, 2002 (18)*
10.8	Amended and Restated Agreement and Plan of Merger by and among the Registrant, TR Acquisitions Corporation, 3Com (Delaware) Corporation, and U.S. Robotics Corporation, dated as of February 26, 1997 and amended as of March 14, 1997 (4)
10.9	Form of Management Retention Agreement, effective as of June 2, 1999, with attached list of parties (9)*
10.10	Form of Management Retention Agreement, with attached list of parties and effective dates (9)*

10.11	Agreement for Purchase and Sale of Land at Highway 237 and North First Street, San Jose, California entered into as of May 22, 2000 by and between the Registrant and Palm, Inc. (10)
10.12	Employment Agreement with Bruce Claflin, effective as of January 1, 2001 (11)*
10.13	Summary of Severance Plan for Section 16b Officers (15)*
10.14	Credit Agreement dated as of November 28, 2001 between the Registrant, Bank of America, N.A., as Administrative Agent, Bank of America Securities, LLC, as Lead Arranger and Sole Book Manager, Foothill Capital Corporation, as Syndication Agent, and the Financial Institutions Named Herein, as Lenders (17)
10.15	Credit Agreement dated as of November 28, 2001 between 3Com Technologies and 3Com Europe Limited, Bank of America, N.A., as Administrative Agent, Bank of America Securities, LLC, as Lead Arranger and Sole Book Manager, Foothill Capital Corporation, as Syndication Agent, and the Financial Institutions Named Herein, as Lenders (17)
10.16	Security Agreement dated as of November 28, 2001, between the Registrant and Bank of America, N.A., in its capacity as Agent for Lenders (17)
10.17	Continuing Guaranty dated as of November 28, 2001, made by the Registrant in favor of the Lenders and Bank of America, N.A., as Agent for the Lenders (17)
10.18	Intercompany Subordination Agreement dated as of November 28, 2001, made among the Registrant and Bank of America, N.A., as Agent for itself and the Lenders (17)
10.19	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing dated November 28, 2001, between the Registrant, as Trustor, and First American Title Guaranty Company, as Trustee, and Bank of America, N.A., as Agent, for the Santa Clara, CA, Betsy Ross site (17)
10.20	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing dated November 28, 2001, between the Registrant, as Trustor, and First American Title Guaranty Company, as Trustee, and Bank of America, N.A., as Agent, for the Santa Clara, CA, West Campus (17)
10.21	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing dated November 28, 2001, between the Registrant, as Trustor, and First American Title Guaranty Company, as Trustee, and Bank of America, N.A., as Agent, for the Santa Clara, CA, East Campus (17)
10.22	Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement dated November 28, 2001, between the Registrant, as Mortgagor, and Bank of America, N.A., as Agent, as Mortgagee, for the Rolling Meadows, IL site (17)

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

(13)
Incorporated by reference to Registrant's Registration Statement on Form 8-A 12G/A filed on June 15, 2001 (File No. 333-34726)

(14)
Incorporated by reference to the corresponding exhibit to Registrant's Registration Statement on Form S-8 filed on July 12, 2001 (File No. 333-64988)

(15)
Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant's Form 10-K filed on August 9, 2001 (File No. 000-12867)

(16)
Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant's Form 10-Q filed on October 11, 2001 (File No. 000-12867)

(17)
Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant's Form 10-Q filed on January 11, 2002 (File No. 000-12867)

(18)
Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant's Form 10-K filed on August 2, 2002 (File No. 000-12867)

(b)
Reports on Form 8-K

A report on Form 8-K filed August 2, 2002, reporting under Item 5 the announcement that 3Com Corporation submitted to the Securities and Exchange Commission the Statements under Oath of Principal Executive Officer and Principal Financial Officer in accordance with the SEC's June 27, 2002 Order requiring the filing of sworn statements pursuant to Section 21(a)(1) of the Securities and Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3Com Corporation (Registrant)
Dated:	October 9, 2002	By:	/s/ MARK SLAVEN Mark Slaven Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Form of Sarbanes-Oxley Section 302(a) Certification

I, Bruce L. Claflin, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of 3Com Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	October 8, 2002	/s/ BRUCE L. CLAFLIN Bruce L. Claflin President and Chief Executive Officer

Form of Sarbanes-Oxley Section 302(a) Certification

I, Mark Slaven, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of 3Com Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	October 8, 2002	/s/ MARK SLAVEN Mark Slaven Senior Vice President, Finance and Planning, and Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Bruce L. Claflin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of 3Com Corporation on Form 10-Q for the fiscal quarter ended August 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of 3Com Corporation.

By:	/s/ BRUCE L. CLAFLIN
Name:	Bruce L. Claflin
Title:	President and Chief Executive Officer

I, Mark Slaven, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of 3Com Corporation on Form 10-Q for the fiscal quarter ended August 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of 3Com Corporation.

By:	/s/ MARK SLAVEN
Name:	Mark Slaven
Title:	Senior Vice President, Finance and Planning, and Chief Financial Officer

QuickLinks

Table of Contents
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
  Item 6. Exhibits and Reports on Form 8-K
Signatures
Form of Sarbanes-Oxley Section 302(a) Certification
Form of Sarbanes-Oxley Section 302(a) Certification
CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002