Form 10-Q
period 2002-11-29
3COM CORP
filed 2003-01-07
CIK 738076

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 29, 2002

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

Yes ☒                No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes ☒                No ☐

As of December 27, 2002, 361,204,619 shares of the Registrant's Common Stock were outstanding.

This report contains a total of 46 pages of which this page is number 1.

3Com Corporation

Table of Contents

3Com, CommWorks, and Megahertz are registered trademarks and XRN is a trademark of 3Com Corporation or its subsidiaries. Palm is a trademark of Palm, Inc.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

3Com Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	November 29, 2002	November 30, 2001	November 29, 2002	November 30, 2001
Sales	$303,194	$393,854	$607,916	$783,443
Cost of sales	147,316	260,857	306,573	587,678

Gross margin	155,878	132,997	301,343	195,765

Operating expenses:
Sales and marketing	67,661	85,027	134,642	191,251
Research and development	44,597	73,220	95,526	159,101
General and administrative	25,633	28,786	52,539	69,785
Amortization and write down of intangibles	10,048	12,884	12,500	29,368
Restructuring charges	69,539	31,536	92,696	89,051
(Gain) loss on land and facilities, net	(265)	—	887	—

Total operating expenses	217,213	231,453	388,790	538,556

Operating loss	(61,335)	(98,456)	(87,447)	(342,791)
Loss on investments, net	(7,087)	(4,620)	(18,552)	(7,270)
Interest and other income, net	3,909	26,640	13,506	45,798

Loss before income taxes and cumulative effect of change in accounting principle	(64,513)	(76,436)	(92,493)	(304,263)
Income tax provision	4,000	27,238	8,000	31,795

Loss before cumulative effect of change in accounting principle	(68,513)	(103,674)	(100,493)	(336,058)
Cumulative effect of change in accounting principle	—	—	(65,601)	—

Net loss	$(68,513)	$(103,674)	$(166,094)	$(336,058)

Basic and diluted loss per share:
Loss before cumulative effect of change in accounting principle	$(0.19)	$(0.30)	$(0.28)	$(0.97)
Cumulative effect of change in accounting principle	—	—	(0.18)	—

Net loss	$(0.19)	$(0.30)	$(0.46)	$(0.97)

Shares used in computing per share amounts:
Basic and diluted	359,340	346,703	358,389	345,508

See notes to condensed consolidated financial statements.

3Com Corporation
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	November 29, 2002	May 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$467,692	$679,055
Short-term investments	965,910	702,993
Accounts receivable, net	137,848	147,113
Inventories	44,010	61,777
Investments and other	58,349	72,106

Total current assets	1,673,809	1,663,044
Property and equipment, net	487,152	676,154
Deposits and other assets	59,999	87,213
Deferred income taxes	6,055	6,192
Intangible assets, net	15,222	27,689
Goodwill	899	66,500

Total assets	$2,243,136	$2,526,792

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$109,050	$125,903
Accrued liabilities and other	249,130	275,965
Current portion of debt	31,952	101,354

Total current liabilities	390,132	503,222
Long-term debt	45,139	68,404
Other long-term obligations	4,638	4,961
Stockholders' equity:
Preferred stock, $.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 990,000 shares authorized; shares issued: 366,153 and 365,449, respectively	2,131,410	2,126,583
Treasury stock, at cost, 5,057 and 7,743 shares, respectively	(113,463)	(182,341)
Note receivable from sale of warrants	(16,841)	(21,052)
Unamortized stock-based compensation	(3,019)	(5,030)
Retained earnings (deficit)	(192,057)	35,814
Accumulated other comprehensive loss	(2,803)	(3,769)

Total stockholders' equity	1,803,227	1,950,205

Total liabilities and stockholders' equity	$2,243,136	$2,526,792

See notes to condensed consolidated financial statements.

3Com Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	November 29, 2002	November 30, 2001
Cash flows from operating activities:
Net loss	$(166,094)	$(336,058)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	74,972	155,698
Loss on fixed assets	59,234	16,633
Write downs of goodwill and intangibles, including the cumulative effect of change in accounting principle	73,251	3,473
Loss on investments, net	18,552	7,270
Deferred income taxes	246	24,625
Stock-based expense	4,883	5,983
Changes in current assets and liabilities:
Accounts receivable	9,266	102,089
Inventories	12,567	100,023
Other assets	15,863	41,121
Accounts payable	(16,853)	(82,470)
Accrued liabilities and other	(37,906)	(257,961)
Income taxes payable	10,763	82,934

Net cash provided by (used in) operating activities	58,744	(136,640)

Cash flows from investing activities:
Purchase of investments	(714,302)	(183,653)
Proceeds from sales and maturities of investments	453,428	342,039
Purchase of property and equipment	(10,777)	(336,951)
Proceeds from sale of property and equipment	79,944	4,067

Net cash used in investing activities	(191,707)	(174,498)

Cash flows from financing activities:
Issuance of common stock	10,604	13,353
Repurchase of common stock	(1,548)	(3,660)
Net proceeds (repayments) on revolving line of credit	(70,000)	102,200
Proceeds from term loan	—	105,000
Repayments of long-term borrowings	(22,581)	(129)
Collection on note receivable from sale of warrants	4,211	—
Other, net	914	(5,266)

Net cash provided by (used in) financing activities	(78,400)	211,498

Decrease in cash and equivalents	(211,363)	(99,640)
Cash and equivalents, beginning of period	679,055	897,797

Cash and equivalents, end of period	$467,692	$798,157

See notes to condensed consolidated financial statements.

3Com Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.
Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by 3Com Corporation (3Com), pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of 3Com's financial position as of November 29, 2002, and results of operations and cash flows for the three and six months ended November 29, 2002 and November 30, 2001. Certain amounts from the prior period have been reclassified to conform to the current period presentation. Such reclassifications had no effect on net loss as previously reported.

3Com uses a 52- or 53-week fiscal year ending on the Friday nearest to May 31. The results of operations for the three and six months ended November 29, 2002 may not be indicative of the results to be expected for the fiscal year ending May 30, 2003. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in 3Com's Annual Report on Form 10-K for the fiscal year ended May 31, 2002.

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

3Com adopted SFAS 142 on June 1, 2002 and ceased amortization of net goodwill totaling $66.5 million, which included $0.7 million of acquired workforce intangible assets previously classified as purchased intangible assets; amortization continues on net finite-lived intangible assets with remaining useful lives of generally two to three years and totaling $15.2 million as of November 29, 2002 as discussed in Note 7. In the first quarter of fiscal 2003, 3Com completed the first phase of the SFAS 142 analysis, which indicated that an impairment might have existed for goodwill associated with the Company's Enterprise Networking and CommWorks segments. In the second quarter of fiscal 2003, 3Com completed the transitional goodwill impairment evaluation and recorded a charge totaling $65.6 million as a change in accounting principle effective June 1, 2002 to write off goodwill of $45.4 million in the Enterprise Networking segment and $20.2 million in the CommWorks segment. The remaining recorded goodwill for 3Com after this impairment charge was $0.9 million as of November 29, 2002, and related solely to the Connectivity segment. A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill and acquired workforce amortization follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	November 29, 2002	November 30, 2001	November 29, 2002	November 30, 2001
Reported net loss	$(68,513)	$(103,674)	$(166,094)	$(336,058)
Add back goodwill amortization	—	8,306	—	16,627
Add back acquired workforce amortization	—	669	—	1,335

Adjusted net loss	$(68,513)	$(94,699)	$(166,094)	$(318,096)

Reported net loss per share-Basic and Diluted:	$(0.19)	$(0.30)	$(0.46)	$(0.97)
Add back goodwill amortization	—	0.03	—	0.05
Add back acquired workforce amortization	—	—	—	—

Adjusted net loss-Basic and Diluted	$(0.19)	$(0.27)	$(0.46)	$(0.92)

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS 144 on June 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company's results of operations or financial position.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability initially should be measured and recorded at fair value. 3Com will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002.

The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. 3Com has not yet determined the impact of the adoption of FIN 45 on the Company's results of operations or financial position.

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The EITF will be effective for fiscal years beginning after June 15, 2003. 3Com has not yet determined the impact of the adoption of EITF 00-21 on the Company's results of operations or financial position.

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

In the first quarter of fiscal 2003, 3Com announced it would merge its Business Connectivity Company (BCC) into its Business Networks Company (BNC) to leverage common infrastructure in order to drive additional cost out of the business, resulting in three ongoing operating segments as listed in Note 9—Enterprise Networking, Connectivity, and CommWorks. Additionally, the Company entered into an agreement to outsource certain information technology (IT) functions, and continued its efforts to consolidate its real estate portfolio. Components of accrued restructuring charges, which are included in accrued liabilities and other in the accompanying balance sheet, and changes in accrued amounts related to this restructuring program as of November 29, 2002 were as follows (in thousands):

	Employee Separation Expenses	Long-term Asset Write downs	Facilities- related Charges	Other Restructuring Costs	Total
Balance at May 31, 2002	$4,953	$—	$5,354	$3,447	$13,754
Provision	14,427	1,894	6,196	640	23,157
Payments and asset write downs	(9,859)	(1,894)	(6,217)	(859)	(18,829)

Balance at August 30, 2002	9,521	—	5,333	3,228	18,082
Provision (benefit)	10,570	3,064	56,410	(505)	69,539
Payments and asset write downs	(13,091)	(3,064)	(57,240)	(330)	(73,725)

Balance at November 29, 2002	$7,000	$—	$4,503	$2,393	$13,896

Estimated remaining cash payments	$7,000	$—	$4,503	$2,393	$13,896

Employee separation expenses are comprised of severance pay, outplacement services, medical and other related benefits. Affected employee groups include corporate services, manufacturing and logistics, product organizations, research and development, sales, customer support and administrative positions. The total reduction in workforce since the inception of this restructuring program through November 29, 2002 includes approximately 6,100 employees who have been separated or were in the separation process. There were approximately 200 additional employees who have been notified but have not yet worked their last day. Included in the $10.6 million provision in the second quarter of fiscal 2003 were credits of approximately $0.5 million relating to revisions of previous estimates. Since the inception of this restructuring program, $157.4 million of separation payments have been made.

Long-term asset write downs include items identified as no longer needed to support ongoing operations for 3Com. During the second quarter of fiscal 2003, 3Com recorded a charge of

$3.1 million, primarily for excess manufacturing equipment being sold at a price below the Company's original estimate.

Facilities-related charges include write downs of land and buildings held for sale and lease terminations. In the second quarter of fiscal 2003, 3Com recorded $56.4 million in facilities-related charges, including a $31.2 million loss on the sale of its Marlborough, Massachusetts campus; $9.0 million of accelerated depreciation of facilities in Santa Clara, California; and $7.5 million and $6.6 million in write downs of facilities in Ireland and the U.K., respectively, both of which have been reclassified as held for sale in the second quarter of fiscal 2003.

Other restructuring costs include expenses associated with terminating other contractual arrangements. The net benefit in the second quarter of fiscal 2003 includes $0.5 million of revisions of previous estimates of restructuring costs.

3.
Comprehensive Loss

The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 29, 2002	November 30, 2001	November 29, 2002	November 30, 2001
Net loss	$(68,513)	$(103,674)	$(166,094)	$(336,058)
Other comprehensive income (loss):
Change in net unrealized gain on investments	482	(181)	94	(2,397)
Change in accumulated translation adjustments	(502)	(380)	873	(236)

Total comprehensive loss	$(68,533)	$(104,235)	$(165,127)	$(338,691)

4.
Net Loss Per Share

The following table presents the calculation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	November 29, 2002	November 30, 2001	November 29, 2002	November 30, 2001
Loss before cumulative effect of change in accounting principle	$(68,513)	$(103,674)	$(100,493)	$(336,058)
Cumulative effect of change in accounting principle	—	—	(65,601)	—

Net loss	$(68,513)	$(103,674)	$(166,094)	$(336,058)

Weighted average shares-basic	359,340	346,703	358,389	345,508
Effect of dilutive securities:
Employee stock options	—	—	—	—
Restricted stock	—	—	—	—

Weighted average shares-diluted	359,340	346,703	358,389	345,508

Net loss per share-basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.19)	$(0.30)	$(0.28)	$(0.97)
Cumulative effect of change in accounting principle	—	—	(0.18)	—

Net loss	$(0.19)	$(0.30)	$(0.46)	$(0.97)

Employee stock options and restricted stock totaling 2.8 million shares, 3.0 million shares, 4.2 million shares, and 5.1 million shares for the three and six months ended November 29, 2002 and the three and six months ended November 30, 2001, respectively, were not included in the diluted weighted average shares calculation as the effects of these securities were antidilutive.

5.
Inventories

Inventories consist of (in thousands):

	November 29, 2002	May 31, 2002
Finished goods	$18,285	$29,730
Work-in-process	10,258	15,458
Raw materials	15,467	16,589

Total inventory	$44,010	$61,777

6.
Sale of Facilities

In July 2002, 3Com sold its 639,000 square foot manufacturing and office facility in Mount Prospect, Illinois that was classified as held for sale as of May 31, 2002. The estimated net realizable value of this property as of May 31, 2002 was $17.4 million. Net proceeds from the sale were $17.8 million, resulting in a $0.4 million credit that was recorded against restructuring charges in the first quarter of fiscal 2003. Additionally, as a portion of 3Com's term loan was collateralized by the Mount Prospect facility, 3Com repaid approximately $7.5 million of the term loan balance with the proceeds of this sale as was required under the terms of the financing agreement.

In October 2002, 3Com sold its 185,000 square foot office and research and development facility in Salt Lake City, Utah that was classified as held for sale prior to the inception of its restructuring programs. Net proceeds from the sale were $4.2 million, resulting in a gain of approximately $0.3 million that was recorded in (gain) loss on land and facilities, net, in the second quarter of fiscal 2003, resulting in a net loss of $0.9 million for the six months ended November 29, 2002 related to this property.

In November 2002, 3Com sold its 550,000 square foot Marlborough campus, and will lease back approximately 168,000 square feet of the campus at prevailing market rates. Net proceeds from the sale were $56.6 million, resulting in a loss of $31.2 million that was recorded in restructuring charges in the second quarter of fiscal 2003.

7.
Intangible Assets, Net

Intangible assets, net, consist of (in thousands):

	As of November 29, 2002
Segments:	Enterprise Networking	Connectivity	CommWorks	Total
Developed and core technology, gross	$21,582	$20,992	$—	$42,574
Accumulated amortization	(13,231)	(14,279)	—	(27,510)

Developed and core technology, net	8,351	6,713	—	15,064
Customer relationships, gross	420	56	—	476
Accumulated amortization	(291)	(27)	—	(318)

Customer relationships, net	129	29	—	158
Total net intangible assets	$8,480	$6,742	$—	$15,222

	As of May 31, 2002
Segments:	Enterprise Networking	Connectivity	CommWorks	Total
Developed and core technology, gross	$24,780	$20,992	$14,041	$59,813
Accumulated amortization	(11,449)	(12,236)	(9,934)	(33,619)

Developed and core technology, net	13,331	8,756	4,107	26,194
Customer relationships, gross	420	56	4,864	5,340
Accumulated amortization	(221)	(20)	(3,604)	(3,845)

Customer relationships, net	199	36	1,260	1,495
Total net intangible assets	$13,530	$8,792	$5,367	$27,689

In the second quarter of fiscal 2003, 3Com recorded an impairment of intangible assets associated with its Enterprise Networking and CommWorks segments. For each segment, 3Com determined the amount of the impairments by comparing the carrying value against the fair value, which was estimated using discounted cash flows. As a result of this analysis, 3Com recorded a write down of $3.2 million for the Enterprise Networking segment relating to the NBX Corporation acquisition, and write offs of $4.4 million and $0.1 million for the CommWorks segment relating to the Call Technologies, Inc. and LANSource Technologies, Inc. acquisitions, respectively. These impairments are recorded in amortization and write down of intangibles and are components of contribution margin in the three and six months ended November 29, 2002, as reported in Note 9.

8.
Stock Repurchase Program

In September 2002, 3Com's Board of Directors approved a stock repurchase program providing for expenditures of up to $40.0 million and authorized a twelve-month time limit on such repurchases. In the second quarter of fiscal 2003, 3Com repurchased 0.4 million shares of its own common stock for $1.5 million.

9.
Business Segment Information

The following tables display information on 3Com's reportable segments (in thousands):

	Three Months Ended		Six Months Ended
	November 29, 2002	November 30, 2001	November 29, 2002	November 30, 2001
Sales:
Enterprise Networking	$190,170	$198,282	$385,983	$394,481
Connectivity	81,291	132,882	149,221	257,352
CommWorks	31,008	64,106	66,553	123,461
Exited Product Lines	725	(1,416)	6,159	8,149

	$303,194	$393,854	$607,916	$783,443

Contribution Margin (Loss):
Enterprise Networking	$14,319	$(17,920)	$37,630	$(57,328)
Connectivity	38,566	8,926	57,534	(19,585)
CommWorks	(11,549)	(10,419)	(22,861)	(42,718)
Exited Product Lines	1,573	350	960	(21,781)

	$42,909	$(19,063)	$73,263	$(141,412)

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is set forth below (in thousands):

	Three Months Ended		Six Months Ended
	November 29, 2002	November 30, 2001	November 29, 2002	November 30, 2001
Total contribution margin (loss) from operating segments	$42,909	$(19,063)	$73,263	$(141,412)
Indirect operating expenses (1)	34,970	47,857	67,127	112,328
Restructuring charges	69,539	31,536	92,696	89,051
(Gain) loss on land and facilities, net	(265)	—	887	—

Total operating loss	(61,335)	(98,456)	(87,447)	(342,791)
Loss on investments, net	(7,087)	(4,620)	(18,552)	(7,270)
Interest and other income, net	3,909	26,640	13,506	45,798

Loss before income taxes and cumulative effect of change in accounting principle (2)	$(64,513)	$(76,436)	$(92,493)	$(304,263)

(1)
Indirect operating expenses include expenses that are not directly attributable to a reporting segment, such as corporate marketing and general and administrative expenses.

(2)
As discussed in Note 1, the cumulative effect of a change in accounting principle for the six months ended November 29, 2002 related to the transitional goodwill impairment analysis that resulted in a write off of $45.4 million and $20.2 million of goodwill in the Enterprise Networking and CommWorks segments, respectively. These impairment charges were not included as a component of contribution margin (loss) as presented above.

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

Securities Litigation

In November 2000, a shareholder derivative and class action lawsuit, captioned Shaev v. Claflin, et al., No. CV794039, was filed in California Superior Court. The complaint alleges that 3Com's directors and officers made misrepresentations and/or omissions and breached their fiduciary duties to the Company in connection with the adjustment of employee and director stock options in connection with the separation of 3Com and Palm Inc. (Palm). It is unclear whether the plaintiff is seeking recovery from 3Com or if 3Com was named solely as a nominal defendant, against whom the plaintiff seeks no recovery. On November 29, 2001, the Superior Court granted the defendants' demurrer with leave to amend. The plaintiff filed a First Amended Complaint to which defendants again demurred. On July 9, 2002, the Superior Court again granted the defendants' demurrer to the plaintiff's First Amended Complaint with leave to amend. On or about December 13, 2002, the plaintiff filed a Second Amended Complaint. 3Com's response to such Second Amended Complaint is currently due by January 13, 2003.

Intellectual Property

On May 26, 2000, 3Com filed suit against Xircom, Inc. (Xircom) in the United States District Court for the District of Utah, Civil Action No. 2:00-CV-0436C alleging infringement of U.S. Patents Nos. 6,012,953, 5,532,898, 5,696,660, and 5,777,836, accusing Xircom of infringement of one or more of the claims of the patents-in-suit by reason of the manufacture, sale, and use of the RealPort and RealPort2 families of PC Cards, as well as a number of Xircom's Type II PC Modem Cards. On November 14, 2000, 3Com amended its complaint to assert infringement of then-newly issued U.S. Patent No. 6,146,209, also asserted against Xircom's RealPort and RealPort2 families of products. Xircom counter-claimed for a declaratory judgment that the asserted claims of the patents-in-suit were invalid and/or not infringed. On July 19, 2002 the Honorable Tena Campbell granted 3Com's motion for a preliminary injunction on the 6,146,209 patent prohibiting Xircom from manufacturing, using, selling, offering to sell within the United States or importing into the United States 26 RealPort and RealPort2 products as identified in the Court's order pending the final outcome of the lawsuit. Xircom appealed this ruling to the Court of Appeals for the Federal Circuit. In the second quarter of fiscal 2003, 3Com and Xircom announced the settlement of all litigation between them. Under the terms of the settlement, 3Com received $15.0 million for a paid-up technology license, which was recorded as royalty revenue; a consent judgment acknowledging the validity of 3Com patents and infringement by Xircom products, including RealPort and RealPort2, has been entered; cross licensing of the patents in suit has been agreed upon and the Xircom lawsuit against 3Com has been dismissed with prejudice. 3Com, Xircom and Intel Corporation, Xircom's parent company, have also agreed upon a two-year limited covenant not to sue each other with respect to any patent infringement claims.

On September 21, 2000, Xircom filed an action against 3Com Corporation in the United States District Court for the Central District of California, Case No.: 00-10198 MRP, accusing 3Com of infringement of U.S. Patents Nos. 5,773,332, 5,940,275, 6,115,257, and 6,095,851, accusing 3Com of infringement by reason of the manufacture, sale, and use of the 3Com® 10/100 LAN+Modem CardBus Type III PC Card, the 3Com 10/100 LAN CardBus Type III PC Card, the 3Com Megahertz® 10/100 LAN CardBus PC Card, the 3Com Megahertz 10/100 LAN+56K Global Modem CardBus PC Card and the 3Com Megahertz 56K Global GSM and Cellular Modem PC Card.    On July 6, 2001, Xircom filed a second action against 3Com, Case No. 01-05902 GAF JTLX, also filed in the United States District Court for the Central District of California, alleging infringement of U.S. Patent No. 6,241,550. The 6,241,550 patent was asserted against the 3Com 10/100 LAN+Modem CardBus Type III PC Card and the 3Com 10/100 LAN CardBus Type III PC Card products. This second action asserting the 6,241,550 patent was consolidated with the first action, with both cases being heard by the Honorable Mariana R. Pfaelzer. 3Com counter-claimed for declaratory judgment that the asserted claims of the patents-in-suit were not infringed and/or invalid and that the claims of the 5,940,275 and 6,241,550 patents were unenforceable. Xircom filed a motion for preliminary injunction seeking to enjoin 3Com from the continued manufacture and sale of its Type III PC card products. The motion was heard on March 26, 2001 and was denied by the Court. Xircom subsequently filed a motion for preliminary injunction on the 6,241,550 patent. Xircom's second motion was resolved by agreement between the parties. 3Com continues to sell its type III PC cards, without the light pipe, which does not adversely affect the functionality of the cards. As discussed above, 3Com and Xircom settled all outstanding patent-related litigation in the second quarter of fiscal 2003.

On April 28, 1997, Xerox Corporation (Xerox) filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corporation in the United States District Court for the Western District of New York. The case is now captioned Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corporation, Palm Computing, Inc., and Palm, Inc. (Civil Action Number 97-CV-6182T). Xerox alleged willful infringement of United States Patent Number 5,596,656, entitled "Unistrokes for Computerized Interpretation of Handwriting." Xerox sought to recover damages and to permanently enjoin the defendants from infringing the patent in the future. In 2000, the District Court dismissed the case, ruling that there was no infringement. On appeal, the Court of Appeals for the Federal Circuit affirmed-in-part, reversed-in-part and remanded the case to the District Court. On December 20, 2001, the District Court granted Xerox's motion for summary judgment that the patent is valid, enforceable, and infringed. The defendants then filed a Notice of Appeal. On February 22, 2002, the District Court denied Xerox's motion for an injunction prohibiting further alleged infringement during the appeal and ordered the defendants to post a bond in the amount of $50 million. Xerox then appealed the denial of the injunction. The appeal has been fully briefed by both sides but oral argument on the appeal has not yet been scheduled. In connection with the separation of Palm from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement, dated February 26, 2000, between 3Com and Palm, Palm agreed to indemnify and hold 3Com harmless for any damages or losses that might arise out of the Xerox litigation.

On August 14, 2001, 3Com filed suit against Broadcom Corporation (Broadcom) in California Superior Court, captioned 3Com Corporation v. Broadcom Corporation, CV800685, seeking to recover from Broadcom, pursuant to a promissory note, the principal amount of $21.1 million together with interest thereon and attorney fees. On January 8, 2002, Broadcom filed its answer denying that any sums are due and asserting numerous affirmative defenses. In the second quarter of fiscal 2003, 3Com and Broadcom settled this suit. Under the terms of the settlement agreement, Broadcom will pay 3Com $22.0 million dollars, representing principal and a portion of prior periods' accrued interest, plus additional interest as it accrues during the repayment period. Broadcom will make five quarterly installments, beginning in November 2002, of $4.4 million, plus additional accrued interest. Broadcom also agreed to entry of a stipulated judgment in 3Com's favor for $22.0 million, plus interest. 3Com agreed to extend the terms of the warrant held by Broadcom to purchase 7.1 million shares of 3Com common stock for an additional 12 months to December 4, 2003.

3Com Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and the related notes that appear elsewhere in this document.

This quarterly report on Form 10-Q contains forward-looking statements. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

  •
  Balance sheet, results of operations, and financial position;

  •
  Cash position and cash requirements;

  •
  Sales and margins;

  •
  Sources, amounts and concentration of revenue;

  •
  Costs and expenses;

  •
  Accounting estimates, including treatment of goodwill and intangible assets, doubtful accounts, inventory, restructuring, and warranty, and product returns;

  •
  Operations, including international operations, supply chain, quality control, manufacturing capacity and facilities, and direct ship program;

  •
  Products, price of products, product lines, and product and sales channel mix;

  •
  Relationship with customers, suppliers and strategic partners;

  •
  Acquisition activity;

  •
  Credit facility and ability to raise financial capital;

  •
  Real estate arrangements;

  •
  Activities of 3Com Ventures;

  •
  Global economic conditions;

  •
  Ability to identify and respond to trends;

  •
  Tax position;

  •
  Employees;

  •
  Sources of competition;

  •
  Protection of intellectual property;

  •
  Outcome and effect of current and potential future litigation;

  •
  Adoption of accounting pronouncements; and

  •
  Trading price of our common stock.

You can identify these and other forward-looking statements by the use of words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential," "continue," or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Business Environment and Industry Trends. All forward-looking statements included in this document are based on our assessment of information available to us at this time. We undertake no obligation to update any forward-looking statements.

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

A significant portion of our sales are to distributors and value-added resellers. Revenue is generally recognized when title and risk of loss pass to the customer, assuming all other revenue recognition criteria have been met. Sales to these customers are recorded net of appropriate allowances, including estimates for product returns, price protection, and potentially excess channel inventory levels.

Sales of service and maintenance revenue are recognized upon delivery and completion of the service or, in the case of maintenance contracts, ratably over the contract term, provided that all other revenue recognition criteria have been met. Royalty revenue from licensing is recognized as earned.

Allowance for doubtful accounts: We continuously monitor payments from our customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When we evaluate the adequacy of our allowances for doubtful accounts, we take into account various factors including our accounts receivable aging, customer credit-worthiness, historical bad debts, and geographic and political risk. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of November 29, 2002, our net accounts receivable balance was $137.8 million.

Inventory: Inventory is stated at the lower of standard cost, which approximates cost, or net realizable value. Cost is based on a first-in, first-out basis. We review the net realizable value of inventory, both on hand as well as for inventory that we are committed to purchase, in detail on an on-going basis, with consideration given to deterioration, obsolescence, and other factors. If actual market conditions differ from those projected by management, and our estimates prove to be inaccurate, benefits or additional write downs or adjustments to cost of sales may be required. As of November 29, 2002, our inventory balance was $44.0 million.

Goodwill and intangible assets: We review the value of our long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. During fiscal 2002, we recognized $70.1 million of write downs of goodwill and intangible assets, and in the first half of fiscal 2003 we recorded $7.7 million of additional intangible asset write downs, as well as a $65.6 million write off of goodwill in our Enterprise Networking and CommWorks segments resulting from the transitional goodwill impairment evaluation under Statement of Financial

Accounting Standards (SFAS) 142. As of November 29, 2002, we had $15.2 million of net intangible assets and $0.9 million of goodwill remaining on the balance sheet, which we believe to be realizable based on the estimated future cash flows of the associated products and technology. However, it is possible that the estimates and assumptions used, such as future sales and expense levels, in assessing the carrying value of these assets may need to be reevaluated in the case of continued market deterioration, which could result in further impairment of these assets.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in 3Com's condensed consolidated statements of operations:

	Three months ended		Six months ended
	November 29, 2002	November 30, 2001	November 29, 2002	November 29, 2001
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	48.6	66.2	50.4	75.0

Gross margin	51.4	33.8	49.6	25.0
Operating expenses:
Sales and marketing	22.3	21.6	22.2	24.5
Research and development	14.7	18.6	15.7	20.3
General and administrative	8.5	7.3	8.6	8.9
Amortization and write down of intangibles	3.3	3.3	2.1	3.7
Restructuring charges	23.0	8.0	15.3	11.4
(Gain) loss on land and facilities, net	(0.1)	—	0.1	—

Total operating expenses	71.7	58.8	64.0	68.8

Operating loss	(20.3)	(25.0)	(14.4)	(43.8)
Loss on investments, net	(2.3)	(1.2)	(3.0)	(0.9)
Interest and other income, net	1.3	6.8	2.2	5.9

Loss before income taxes and cumulative effect of change in accounting principle	(21.3)	(19.4)	(15.2)	(38.8)
Income tax provision	1.3	6.9	1.3	4.1

Loss before cumulative effect of change in accounting principle	(22.6)	(26.3)	(16.5)	(42.9)
Cumulative effect of change in accounting principle	—	—	(10.8)	—

Net loss	(22.6)%	(26.3)%	(27.3)%	(42.9)%

Sales

Sales in the second quarter of fiscal 2003 totaled $303.2 million, a decrease of $90.7 million, or 23 percent, compared to the same quarter one year ago. Sales in the first half of fiscal 2003 were $607.9 million, a decrease of $175.5 million, or 22 percent, compared to the same period one year ago.

Enterprise Networking. Sales of Enterprise Networking products (switches, hubs, networked telephony, wireless Local Area Networks (LANs) and wireless Network Interface Cards (NICs), and customer service and support) in the second quarter of fiscal 2003 were $190.2 million, a decrease of $8.1 million, or four percent, compared to the same quarter one year ago. Sales of Enterprise Networking products in the first half of fiscal 2003 were $386.0 million, a decrease of $8.5 million, or two percent, compared to the first half of fiscal 2002. The decline in sales from the same periods one year ago was due primarily to a decline in sales of DSL routers, a decrease in our shared hub product lines in line with a general technology shift towards switching, and lower service maintenance contract revenue due to fewer maintenance contract renewals. Partially offsetting the second quarter and first half declines were increases in the sales of Layer 3 fixed Gigabit switches and LAN Telephony products, both of which benefited from market growth, new product introductions, and increased investment in sales and marketing. Layer 2 fixed-configuration products also grew moderately during the first half of fiscal 2003 versus the same period last year. Sales of Enterprise Networking products in both the second quarter and first half of fiscal 2003 represented 63 percent of total sales, compared to 50 percent in both the second quarter and first half of fiscal 2002.

Connectivity. Sales of Connectivity products (wired NICs, PC Cards, LAN On Motherboard (LOM) application-specific integrated circuits (ASICs), and Mini-PCI) in the second quarter of fiscal 2003 were $81.3 million, a decrease of $51.6 million, or 39 percent, compared to the same quarter one year ago. Sales of Connectivity products in the first half of fiscal 2003 were $149.2 million, a decrease of $108.1 million, or 42 percent, compared to the first half of fiscal 2002. The decline in sales from the same periods one year ago was due largely to lower volumes. This decline was partially offset by the recognition of $15.0 million in royalty revenue from a paid-up license resulting from the settlement of patent litigation with Xircom Inc. (Xircom) as discussed in Note 10 of the condensed consolidated financial statements.

Factors that reduced volumes were a shift in the market from NICs, PC Cards and Mini-PCI form factors to silicon-based alternatives where we have lower market share, and lower sales to our original equipment manufacturer (OEM) partners. While declining average selling prices (ASPs) resulting from competition placed further downward pressure on revenues, this was mitigated by a favorable product mix shift, including a decrease in sales to OEMs, which normally have lower ASPs, as well as increased sales of our Gigabit Ethernet products and security fiber cards, which have higher ASPs. Sales of Connectivity products in the second quarter and first half of fiscal 2003 represented 27 percent and 25 percent of total sales, respectively, compared to 34 and 33 percent in the second quarter and first half of fiscal 2002, respectively.

CommWorks. Sales of CommWorks® products (carrier-class Internet Protocol (IP)-based multi-service access and service creation hardware platforms for wired and wireless access, software and softswitch elements that enable telecommunications services to be delivered over these platforms, and professional services) in the second quarter of fiscal 2003 were $31.0 million, a decrease of $33.1 million, or 52 percent compared to the same quarter one year ago. For the first half of fiscal 2003, sales were $66.6 million, a decrease of $56.9 million, or 46 percent, compared to the first half of fiscal 2002. Sales declined across all product lines and markets, as carriers and service providers continue to curtail capital spending in response to the weakened telecommunications industry environment. Sales of CommWorks products in the second quarter and first half of fiscal 2003 represented 10 percent and 11 percent of total sales, respectively, compared to 16 percent in both the second quarter and first half of fiscal 2002.

Exited Product Lines. Sales of exited product lines (analog-only modems and high-end LAN and WAN chassis products, internet appliances, and consumer cable and DSL modem products) were negligible in the second quarter of both fiscal 2003 and 2002. Sales of exited products for the first half of fiscal 2003 were $6.2 million, compared to $8.1 million for the same period one year ago. Sales of exited product lines were substantially eliminated by the second quarter of fiscal 2002 resulting from our business restructuring and change in strategic focus, and the sales in the first half of fiscal 2003 resulted mainly from the first quarter recognition of revenue that was deferred as of May 31, 2002. Sales of exited products as a percentage of total sales in the second quarter of both fiscal 2003 and 2002 were nil. Sales of exited products in the first half of both fiscal 2003 and 2002 were one percent of total sales.

Geographic

In the second quarter and first half of fiscal 2003, U.S. sales decreased 16 percent and 22 percent, respectively, as compared to the same periods one year ago. International sales for the second quarter and first half of fiscal 2003 decreased 27 percent and 23 percent, respectively. U.S. sales represented 39 percent of total sales in the second quarter of fiscal 2003, compared to 36 percent in the second quarter of fiscal 2002, and represented 41 percent of total sales in the first half of both fiscal 2003 and 2002. The decline in international sales spanned all major geographic regions.

Gross Margin

Gross margin as a percentage of sales was 51.4 percent in the second quarter of fiscal 2003, compared to 33.8 percent in the second quarter of fiscal 2002. Gross margin improved ten percentage points due largely to component cost improvements and a mix shift towards higher margin products primarily in our Enterprise Networking and Connectivity segments. Included in the mix shift of Connectivity products is a decline in sales to OEM customers, which generally have lower ASPs. Also impacting Connectivity margins was the recognition of the $15.0 million in royalty revenue associated with the Xircom settlement discussed above that had no associated cost of goods sold, and resulted in an additional improvement in gross margin of approximately three percentage points. Gross margin improved two percentage points due to a reduction of underutilized capacity in our manufacturing plants. Gross margin improved a combined three percentage points from a one-time duty refund of $4.4 million, lower provision for excess and obsolete inventory, and lower post-sales support expenses. The sale or disposition of inventory that had previously been written off totaling $1.5 million did not materially improve gross margin in the second quarter of fiscal 2003.

Gross margin as a percentage of sales was 49.6 percent and 25.0 percent for the first six months of fiscal 2003 and fiscal 2002, respectively. As compared to the same period one year ago, gross margin increased 12 percentage points due largely to component cost improvements and mix shift towards higher margin products primarily in our Enterprise Networking and Connectivity segments as described above. Gross margin benefited approximately one percentage point in the first half of fiscal 2003 due to the second quarter's $15.0 million of royalty revenue in the Connectivity segment. Gross margin increased five percentage points due mainly to the prior period's excess and obsolete inventory provisions. These prior period provisions were largely the result of reduced demand and product transition of certain Connectivity products. Gross margin increased four percentage points for the reduction of underutilized capacity in our manufacturing plants. Gross margin improved a combined three percentage points from one-time duty refunds totaling approximately $8.1 million, the sale or disposition of inventory that had previously been written off totaling $4.6 million, and lower post-sales support expenses.

Operating Expenses

Operating expenses in the second quarter of fiscal 2003 were $217.2 million, or 71.7 percent of sales, compared to $231.5 million, or 58.8 percent of sales, in the second quarter of fiscal 2002. Operating expenses in the second quarter of fiscal 2003 included amortization and write down of intangibles of $10.0 million, restructuring charges of $69.5 million, and net gains on land and facilities of $0.3 million. Operating expenses in the second quarter of fiscal 2002 included amortization and write down of intangibles of $12.9 million and restructuring charges of $31.5 million. Excluding these items, operating expenses for the second quarter of fiscal 2003 were $137.9 million, or 45.5 percent of sales, compared to $187.0 million, or 47.5 percent of sales, in the second quarter of fiscal 2002.

Operating expenses in the first six months of fiscal 2003 were $388.8 million, or 64.0 percent of sales, compared to $538.6 million, or 68.8 percent of sales, in the first six months of fiscal 2002. Operating expenses in the first six months of fiscal 2003 included amortization and write down of intangibles of $12.5 million, restructuring charges of $92.7 million, and net losses on land and facilities of $0.9 million. Operating expenses in the first six months of fiscal 2002 included amortization and write down of intangibles of $29.4 million and restructuring charges of $89.1 million. Excluding these items, operating expenses for the first half of fiscal 2003 were $282.7 million, or 46.5 percent of sales, compared to $420.1 million, or 53.6 percent of sales, in the first half of fiscal 2002.

Sales and Marketing. Sales and marketing expenses in the second quarter of fiscal 2003 decreased $17.4 million, or 20.4 percent, compared to the second quarter of fiscal 2002, and increased to 22.3 percent of total sales for the second quarter of fiscal 2003, compared to 21.6 percent of total sales for the second quarter of fiscal 2002. Sales and marketing expenses in the first half of fiscal 2003 decreased $56.6 million, or 29.6 percent, compared to the first half of fiscal 2002. The decreases as compared to the same periods in the prior year were primarily due to significantly lower sales force expenses in the first two quarters of fiscal 2003 resulting from headcount reductions, and decreased spending on marketing and advertising. Additionally, our IT outsourcing and facilities consolidation efforts have produced further savings, a portion of which benefited sales and marketing functions.

Research and Development. Research and development expenses in the second quarter of fiscal 2003 decreased $28.6 million, or 39.1 percent, compared to the second quarter of fiscal 2002, and decreased to 14.7 percent of total sales in the second quarter of fiscal 2003 compared to 18.6 percent of total sales in the second quarter of fiscal 2002. Research and development expenses in the first half of fiscal 2003 decreased $63.6 million, or 40.0 percent, compared to the first half of fiscal 2002. The decrease in research and development costs compared to the same periods one year ago was primarily due to headcount reductions as we focus on a smaller number of projects. Expense reductions also resulted from decreased depreciation expense associated with engineering assets that were disposed of as part of our restructuring efforts, as well as a decrease in project materials used in research and development efforts. In addition, research and development functions also benefited from the company-wide savings in IT and facilities spending.

General and Administrative. General and administrative expenses in the second quarter of fiscal 2003 decreased $3.2 million, or 11.0 percent, compared to the second quarter of fiscal 2002, and increased to 8.5 percent of total sales as compared to 7.3 percent of total sales in the second quarter of fiscal 2002. General and administrative expenses in the first six months of fiscal 2003 decreased $17.2 million, or 24.7 percent, compared to the first six months of fiscal 2002. The decrease in general and administrative expenses compared to the same periods one year ago was due primarily to headcount reductions. In addition, general and administrative functions also benefited from the company-wide savings in IT and facilities spending. These expense reductions were partially offset by credits for bad debt in the second quarter and first half of fiscal 2002 and increased legal expenses in the second quarter of fiscal 2003.

Amortization and Write Down of Intangibles. Amortization and write down of intangibles in the second quarter of fiscal 2003 decreased $2.8 million, or 22.0 percent, compared to the second quarter of fiscal 2002. Amortization and write down of intangibles in the first half of fiscal 2003 decreased $16.9 million, or 57.4 percent, compared to the first half of fiscal 2002. Due to the adoption of SFAS 142 on June 1, 2002, we stopped amortizing goodwill, resulting in reductions in amortization of $9.0 million and $18.0 million for the second quarter and first half of fiscal 2003, respectively. Additionally, the first half of fiscal 2002 included a $3.5 million write down of intangible assets and associated goodwill related to the LANSource Technologies, Inc. (LANSource) acquisition. These declines were partially offset in the second quarter and first half of fiscal 2003 by write downs of $3.2 million of intangible assets in our Enterprise Networking segment relating to the NBX Corporation acquisition, and $4.4 million and $0.1 million of intangible assets in our CommWorks segment relating to the Call Technologies, Inc. and LANSource acquisitions, respectively.

Restructuring Charges. Restructuring charges in the second quarter and first half of fiscal 2003 were $69.5 million and $92.7 million, respectively. Expenses for the second quarter of fiscal 2003 were composed primarily of charges for write downs of facilities, severance and outplacement costs, and long-term asset write downs. The facilities charges in the second quarter and first half of fiscal 2003 included a $31.2 million loss on the sale of our Marlborough, Massachusetts campus, $9.0 million of accelerated depreciation of buildings in Santa Clara, California, and write downs of properties in Ireland and the U.K. of $7.5 million and $6.6 million, respectively. None of these properties were classified as held for sale as of May 31, 2002 or August 30, 2002. In addition to these items, restructuring charges for the first half of fiscal 2003 also included a credit of $0.4 million related to the sale of our Mount Prospect, Illinois facility. Restructuring charges for the first half of fiscal 2003 were the result of the consolidation of our real estate portfolio, the integration of our Business Connectivity Company and Business Networks Company, IT outsourcing efforts, and continued cost reduction actions. Restructuring charges in the second quarter and first half of fiscal 2002 were $31.5 million and $89.1 million, respectively. Expenses for both periods were composed primarily of charges for accelerated depreciation of facilities, severance and outplacement costs, and long-term asset write downs. These charges were the result of both cost reduction actions we took to restructure our operations that were announced on December 21, 2000, as well as consolidation of our manufacturing facilities and the discontinuation of our consumer cable and DSL modem product lines as announced during June 2001. As the consolidation of our operations continues, we expect to incur additional expenses related to the consolidation of facilities in fiscal 2003.

(Gain) Loss on Land and Facilities, Net. The net gain on land and facilities in the second quarter of fiscal 2003 was $0.3 million and related to the sale of our Salt Lake City, Utah facility. The net loss on land and facilities was $0.9 million for the first six months of fiscal 2003, and included a $1.2 million write down of our Salt Lake City facility that was recorded in the first quarter of fiscal 2003. This facility was classified as held for sale prior to the inception of our restructuring programs.

Loss on Investments, Net

Net loss on investments in the second quarter of fiscal 2003 was $7.1 million, due primarily to market value adjustments of limited partner venture funds and write downs of long term equity investments. Net loss on investments in the second quarter of fiscal 2002 was $4.6 million, due primarily to sales of marketable equity securities and declines in the value of publicly-traded equity securities determined to be other-than-temporary. Net loss on investments in the first half of fiscal 2003 was $18.6 million, due primarily to market value adjustments and sale of investments in limited partner venture funds. Net loss on investments in the first half of fiscal 2002 was $7.3 million, due primarily to losses on the sales of marketable equity securities and declines in the value of publicly-traded equity securities determined to be other-than-temporary and in limited partnership venture capital funds.

Interest and Other Income, Net

Interest and other income, net, in the second quarter of fiscal 2003 was $3.9 million, a decrease of $22.7 million compared to the second quarter of fiscal 2002. In the first six months of fiscal 2003, interest and other income, net, was $13.5 million, a decrease of $32.3 million compared to the first six months of fiscal 2002. The decrease in interest and other income, net, compared to the same quarter one year ago was due primarily to the receipt of $12 million of interest income on a tax refund received in the second quarter of fiscal 2002, as well as lower interest income as a result of lower interest rates and increased borrowing costs associated with our term loan and revolving line of credit. These same factors contributed to the decrease in interest and other income, net, in the first half of fiscal 2003 as compared to the first half of 2002, partially offset by the collection in the first quarter of fiscal 2003 of approximately $5.1 million of interest income that primarily related to a tax refund received in fiscal 2002.

Income Tax Provision

Our income tax provision was $4.0 million for the second quarter of fiscal 2003 and $8.0 million for the first half of fiscal 2003, compared to a $27.2 million provision for the second quarter of fiscal 2002 and a $31.8 million provision for the first half of fiscal 2002. The tax provision in the first quarter and first half of fiscal 2003 was the result of providing for taxes in foreign and state jurisdictions. The tax provision in the second quarter and first half of fiscal 2002 was the result of a write down of a deferred tax asset that previously had been supported by the appreciation in our real estate portfolio and providing for taxes in foreign and state jurisdictions.

Cumulative Effect of Change in Accounting Principle

We adopted SFAS 142 effective June 1, 2002. In accordance with SFAS 142, we conducted a transitional goodwill impairment evaluation of the $66.5 million of goodwill recorded as of May 31, 2002. In the first quarter of fiscal 2003, we completed the first phase of the SFAS 142 analysis, which indicated that an impairment might have existed for the goodwill associated with our Enterprise Networking and CommWorks segments. In the second quarter of fiscal 2003, we completed the evaluation and recorded a charge totaling $65.6 million as a change in accounting principle effective June 1, 2002 to write off goodwill of $45.4 million in the Enterprise Networking segment and $20.2 million in the CommWorks segment.

Liquidity and Capital Resources

Cash and equivalents and short-term investments at November 29, 2002 were $1,433.6 million, an increase of approximately $51.6 million compared to the balance of $1,382.0 million at May 31, 2002.

For the six months ended November 29, 2002, net cash provided by operating activities was $58.7 million. Accounts receivable at November 29, 2002 decreased $9.3 million from May 31, 2002 to $137.8 million. Days sales outstanding in receivables increased to 41 days at November 29, 2002, compared to 39 days at May 31, 2002 primarily due to a deterioration in sales linearity throughout the second quarter of fiscal 2003 as compared to the fourth quarter of fiscal 2002. Inventory at November 29, 2002 decreased $12.6 million from May 31, 2002 to $44.0 million. Annualized inventory turnover was 12.8 turns for the quarter ended November 29, 2002, compared to 11.3 turns for the quarter ended May 31, 2002. Other assets at November 29, 2002 decreased $15.9 million from May 31, 2002, primarily due to collections of non-trade receivables. Accounts payable and accrued liabilities and other at November 29, 2002 decreased $54.8 million from May 31, 2002, and includes the final payment related to excess manufacturing capacity. Income taxes payable, net, increased $10.8 million due mainly to our $8.0 million tax provision for the first half of fiscal 2003 and the receipt of a $5.0 million income tax refund.

3Com Ventures selectively makes strategic investments in privately-held companies and in limited partnership venture capital funds, which in turn invest in privately-held companies. This may include a strategic commercial or technology relationship, such as a component supply agreement or technology license arrangement, with these privately-held companies. We believe these investments complement our business strategies and research and development efforts. In the first half of fiscal 2003 we sold our interest in several limited partnership venture capital funds. We collected proceeds of $4.4 million associated with the sale of these funds and, as part of this transaction, transferred the obligations of future capital calls associated with such funds. 3Com Ventures has made strategic investments of $2.2 million over the last six months and has committed to make additional capital contributions to certain venture capital funds totaling $22.9 million. We estimate that we will pay approximately $7.0 million over the next twelve months as capital calls are made.

During the six months ended November 29, 2002, we made $10.8 million in capital expenditures, primarily for projects relating to facilities consolidations projects and information systems and new product introductions. Additionally, we collected $79.9 million from sales of property and equipment, including facilities in Marlborough, Mount Prospect, and Salt Lake City for net proceeds of $56.6 million, $17.8 million, and $4.2 million, respectively. As of November 29, 2002, capital expenditure commitments outstanding were approximately $4.7 million. Additionally, we have commitments relating to royalty and patent licenses whose technologies are incorporated into our products that extend through May 2005. As of November 29, 2002, these commitments were approximately $31.9 million, $9.3 million of which are expected to be paid over the next 12 months.

We have several agreements whereby we have sold product to resellers who have, in turn, sold the product to end users, and we have guaranteed the payments of the end users to our customers. If all end users under these agreements were to default on their payments, as of November 29, 2002 we would be required to pay approximately $14.3 million. As deferred revenue associated with such sales approximates the guaranteed amounts, any payments resulting from end user defaults would not have a material impact on our results of operations.

As of November 29, 2002, we had $75.1 million outstanding on our term loan and no amounts outstanding on our revolving line of credit. During the first half of fiscal 2003 we repaid the entire $70.0 million line of credit balance and $22.5 million on our term loan. Included in the term loan repayments are two quarterly repayments of $7.5 million each, plus an additional $7.5 million due to the sale of our Mount Prospect facility as was required under the terms of the financing agreement.

During the six months ended November 29, 2002, we collected $4.2 million plus interest on the note receivable from the sale of warrants to Broadcom Corporation (Broadcom). This note was previously the subject of litigation between us and Broadcom, which was settled in the second quarter of fiscal 2003, as discussed in Note 10 of the condensed consolidated financial statements.

During the six months ended November 29, 2002, we repurchased 0.4 million shares of common stock for $1.5 million, and received net cash of $10.6 million from the sale of approximately 3.5 million shares of common stock to employees through our employee stock purchase and option plans. Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We consider our option program critical to our operation and productivity; essentially all of our employees participate. The program consists of three plans: one under which officers and key employees may be granted options to purchase shares of our stock, one under which non-employee directors are granted options, and a broad-based plan under which options may be granted to all employees other than officers and directors.

As of November 29, 2002, our outstanding stock options as a percentage of outstanding shares was 29 percent. This potential dilutive effect of stock options to existing stockholders is an area of attention of senior management, and is mainly the result of the effect of our distribution of Palm, Inc. common stock in the first quarter of fiscal 2001. As a result of the distribution, the number of shares subject to option grants was adjusted to preserve the intrinsic value of the stock options, resulting in an increase of 134 million options, and bringing the total option shares outstanding to 169 million at the time of the distribution. As a result of employee reductions and management of new grants, we have been able to reduce the number of outstanding options 37 percent since the Palm distribution.

Stock option activity during the first half of fiscal 2003 and stock option detail as of November 29, 2002, were as follows:

(Shares in thousands)	Number of shares	Weighted average exercise price
Outstanding, May 31, 2002	111,102	$7.25
Granted	12,237	4.48
Exercised	(1,247)	3.26
Canceled	(15,634)	7.71

Outstanding, November 29, 2002	106,458	$6.91

	Outstanding options as of November 29, 2002		Exercisable options as of November 29, 2002
Range of exercise prices	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
	(in thousands)		(in thousands)
$ 0.13–$ 4.80	29,977	$4.23	13,861	$3.96
4.81– 5.54	20,721	5.38	14,445	5.40
5.55– 6.68	22,043	5.96	19,756	5.98
6.71– 11.73	20,241	8.80	13,296	8.68
11.76– 21.57	13,476	13.94	7,623	13.91

Total	106,458	$6.91	68,981	$6.85

There are no assurances that we can reduce losses from operations and avoid future negative cash flow or raise capital as needed to fund the operations of 3Com. However, based on current plans and business conditions, but subject to the discussion in the Business Environment and Industry Trends, we believe that our existing cash and equivalents, short-term investments, revolving line of credit, and cash generated from operations will be sufficient to satisfy anticipated cash requirements for at least the next twelve months.

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

We adopted SFAS 142 on June 1, 2002 and ceased amortization of net goodwill totaling $66.5 million, which included $0.7 million of acquired workforce intangible assets previously classified as purchased intangible assets; amortization continues on net finite-lived intangible assets, with remaining useful lives of generally two to three years and totaling $15.2 million as of November 29, 2002 as discussed in Note 7 of the condensed consolidated financial statements. In the first quarter of fiscal 2003, we completed the first phase of the SFAS 142 analysis, which indicated that an impairment might have existed for the goodwill associated with our Enterprise Networking and CommWorks segments. In the second quarter of fiscal 2003, we completed the transitional goodwill impairment evaluation and recorded a charge totaling $65.6 million as a change in accounting principle effective June 1, 2002 to write off goodwill of $45.4 million in the Enterprise Networking segment and $20.2 million in the

CommWorks segment. The remaining recorded goodwill for the Connectivity segment after this impairment charge was $0.9 million as of November 29, 2002. A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill and acquired workforce amortization follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	November 29, 2002	November 30, 2001	November 29, 2002	November 30, 2001
Reported net loss	$(68,513)	$(103,674)	$(166,094)	$(336,058)
Add back goodwill amortization	—	8,306	—	16,627
Add back acquired workforce amortization	—	669	—	1,335

Adjusted net loss	$(68,513)	$(94,699)	$(166,094)	$(318,096)

Reported net loss per share-Basic and Diluted:	$(0.19)	$(0.30)	$(0.46)	$(0.97)
Add back goodwill amortization	—	0.03	—	0.05
Add back acquired workforce amortization	—	0.00	—	0.00

Adjusted net loss-Basic and Diluted	$(0.19)	$(0.27)	$(0.46)	$(0.92)

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

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. We have not yet determined the impact of the adoption of FIN 45 on our results of operations or financial position.

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The EITF will be effective for fiscal years beginning after June 15, 2003. We have not yet determined the impact of the adoption of EITF 00-21 on our results of operations or financial position.

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

We face operational risks in implementing our strategy to evaluate and implement the outsourcing of certain functions that do not differentiate our ability to compete successfully and achieve profitable growth

We are continuing to evaluate the potential for outsourcing certain functions or operations that do not differentiate 3Com or create a competitive advantage for our company supporting profitable growth. This outsourcing strategy has included certain software development for IT applications and outsourcing a substantial portion of 3Com's IT infrastructure. Implementation of such outsourcing may not result in reduction of actual costs associated with such services or function and may increase risk of disruption of operations upon which we rely on third parties to meet our needs. Moreover, future events are unpredictable and there may be substantial penalties for terminating agreements early or failing to maintain minimum service levels.

We face operational risks in consolidating our research and development design centers

As part of our ongoing cost reduction efforts in our CommWorks business, we are consolidating our research and development activities into fewer design centers. These consolidation activities involve significant transfers of product development efforts among design centers and reductions in employment. Failure to properly manage the consolidation activities could result in disruptions to our product development programs which, in turn, could adversely impact the cost or timing of introducing new or enhanced products, revenues or overall financial performance.

Cost containment and expense reductions are critical to achieving positive cash flow from operations and profitability

We are continuing efforts to reduce our expense structure. We believe strict cost containment and expense reductions are essential to achieving positive cash flow from operations in future quarters and returning to profitability, especially since the outlook for future quarters is subject to numerous challenges. Further costs and expense reductions may be sought if revenues and market conditions do not improve. A number of factors could preclude us from successfully bringing costs and expenses in line with our revenues, such as our inability to accurately forecast business activities, further deterioration of our revenues, and our inability to reduce our General and Administrative expenses commensurate with, and at the same pace as, any further deterioration in our revenues. If we are not able to effectively reduce our costs and achieve an expense structure commensurate with our business activities and revenues, we may have inadequate levels of cash for operations or for capital requirements, which could significantly harm our ability to operate the business.

We face increased competition and our financial performance and future growth depend upon sustaining or growing market positions in our existing markets and successfully targeting new markets

We face competitive challenges that are likely to arise from a number of factors, including:

  •
  industry volatility resulting from rapid development and maturation of technologies;

  •
  industry consolidation resulting in competitors with greater financial, marketing and technical resources;

  •
  greater competition for fewer customers as a result of consolidation in the reseller and distribution channels; potential consolidation among networking equipment providers; as well as consolidation in the telecommunications service provider market due to excess capacity and the financial difficulties being experienced by some service providers; and the potential emergence of new competitors with lower cost structures and more competitive offerings;

  •
  increasing price competition in the face of weakening economic conditions, excess inventories and excess capacity in the telecommunications service provider market; and

  •
  continuing silicon integration of networking products.

We compete in three specific markets that serve enterprise and telecommunications service provider customers. Our competitors range from large, diversified telecommunications equipment and networking companies to smaller companies with a more specialized focus. Our principal competitors in the Enterprise Networking segment include: Avaya, Inc., Cisco Systems, Inc. (Cisco), Dell Computer Corporation (Dell), D-Link Systems Inc. (D-Link), Enterasys Networks, Inc., Extreme Networks, Inc, Hewlett-Packard Company (HP), Linksys, Lucent Technologies Inc. (Lucent), and Nortel Networks Corporation (Nortel). In the Connectivity segment, our principal competitor is Intel Corporation; other competitors include Accton Technology Corporation, Broadcom Corporation, D-Link, Linksys and NetGear, Inc. Principal competitors in the telecommunications service provider market on a worldwide basis include: Cisco, Comverse Technology, Inc., Lucent, Nortel, and Sonus Networks, Inc.; other key competitors in selected regional markets include Huawei Technologies Co., Ltd., ZTE Corporation, NEC Corporation, and Oki Electric Industry Co., Ltd. As siliconization continues and networking functions become more embedded on the motherboard, we are increasingly facing competition from parties who are also our current suppliers of products. Our failure to compete successfully against current or future competitors could harm our business, operating results or financial condition. Likewise, integration of networking, communications, and computer processing functionality on a reduced number of semiconductor components may adversely affect our future sales growth and operating results.

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

Future cash requirements or restrictions on cash could adversely impact our financial position; and an event of default under the Credit Facility may impair our ability to conduct business operations

We incurred net losses in fiscal 2002 and in the first half of fiscal 2003. Our overall cash balance declined in fiscal 2002 and, although we generated cash in the first half of fiscal 2003 we could incur negative overall cash flow in future quarters. If cash flow significantly deteriorates in the future, our liquidity and ability to operate our business could be adversely impacted. Additionally, our ability to raise financial capital may be hindered due to our net losses and the possibility of future negative cash flow, thus reducing our operating flexibility.

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

During fiscal 2002, we entered into a $210,000,000 revolving and term loan facility with a syndication of financial institutions led by Bank of America (the "Credit Facility") and, contemporaneously, we retired the operating lease arrangements we had with respect to certain of our real properties. The Credit Facility has a term of three years and is secured by priority liens over certain assets (including inventory, accounts receivable, plant and equipment and certain real properties), but specifically excludes our cash, cash equivalents, short-term investments, equity investments and intellectual property. The primary financial covenant under the Credit Facility obligates us to maintain a minimum of $400 million of available cash, cash equivalents and short-term investments. Falling below $400 million would be an event of default and, among other things, (i) Bank of America may accelerate the payment of the complete facility, (ii) use of cash in certain bank accounts will be severely restricted, and (iii) significant operational constraints such as limitations on selling assets and funding certain operations, will automatically take effect. We also have the ability to prepay and terminate the Credit Facility at any time.

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

As we continue our efforts to consolidate our real estate portfolio and liquidate certain real estate holdings that we occupy or lease to third parties, we may enter into other financial arrangements, such as sale-leaseback or mortgage arrangements that may subject us to additional financial covenants and restrictions, thereby further reducing our operating flexibility. Notwithstanding the foregoing, because of the economic conditions in the U.S. and the fact that much of our real estate holdings are in Silicon Valley, which has been particularly hard hit by the technology industry slowdown, our ability to consolidate and liquidate our holdings or to use our real estate to support other financial arrangements to gain additional liquidity may be impaired. Additionally, to the extent that we continue to own excess facilities and are not able to lease the facilities, we will be adversely affected through continuing to bear the operating costs associated with these properties and the inability to generate rental income.

We maintain substantial cash deposits in foreign locations, portions of which may be subject to significant tax or tax withholding upon transfer or withdrawal. This risk is mitigated, but not completely eliminated, by the existence of our net operating losses and tax credit carryforwards. Furthermore, we regularly engage in discussions with tax authorities in various jurisdictions where we operate about our tax positions. While we believe our tax positions in these various jurisdictions are proper and fully defensible, these tax authorities may nevertheless assess taxes and render judgments against us if we are unable to convince them of our position. In such an event, we could be required to make unexpected cash payments in satisfaction of such assessments or judgments or incur additional expenses to defend our position.

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

A significant portion of our revenues is derived from sales to a small number of customers who may decide not to purchase our products in the future

We distribute many of our enterprise networking and connectivity products through two-tier distribution channels that include distributors, systems integrators and value-added resellers. We also sell to PC OEMs and telecommunications service providers. For enterprise networking and connectivity products, a significant portion of our sales is concentrated among a few distributors and OEM customers. There has been a recent trend of decreased demand for connectivity products from OEM customers such as Dell and HP, due to increased siliconization of networking connections and also to factors specific to our OEM customers. Additionally, consolidation in our distribution channels and among PC OEMs is reducing the number of customers in the domestic and international markets. In an effort to streamline our operations, we may increase the focus of our distribution sales resources on selected distribution channel customers.

For CommWorks products, a significant portion of our sales is concentrated with the major telecommunications service providers. We cannot be certain that these customers will continue to purchase our products at current levels, particularly in light of the serious challenges confronting the worldwide telecommunications industry. Such challenges are causing telecommunications service providers to experience serious credit problems and other financial difficulties and may result in far fewer companies surviving, thereby reducing competition and negatively impacting the amount and timing of purchases of telecommunications infrastructure equipment from us or other suppliers.

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

We derive a significant portion of our sales of connectivity products from PC OEMs such as Dell, Gateway, Inc., HP and International Business Machines Corporation, all of which are manufacturers that incorporate our NICs, PC cards, Mini-PCI, and ASIC products into their products. These companies also have begun utilizing chip sets that contain integrated Ethernet LAN connectivity solutions into their products. As Ethernet connectivity technology continues to mature, we have seen the incorporation of NIC, PC Card, and Mini-PCI product features into lower-priced form factors such as LOM and integrated into the chip sets on the motherboard. Certain competitors that have a significant share of the PC chip set market may be bundling such PC chip sets with integrated LAN connectivity at little or no price premium to PC chip sets without LAN connectivity. This bundling of PC chip sets and LAN connectivity will have an adverse impact on competition in the LAN connectivity market, including a significant negative impact on our ability to sell LAN connectivity solutions to our existing PC OEM or ODM customers. We expect that PC OEMs and ODMs increasingly will purchase the lower-priced form factors of connectivity products. If we cannot lower our costs of the products or transition customers to products with higher ASPs, then our margins will be reduced and our financial results will be adversely impacted.

Continued slowdown of capital expenditures in the telecommunications industry may negatively impact CommWorks revenues

CommWorks' customers in the telecommunications service provider market include incumbent local exchange carriers (ILECs), interexchange carriers (IXCs), post, telephone, and telegraph administrators (PTTs), competitive local exchange carriers (CLECs), wireless service operators, Internet service providers (ISPs) and other alternative service providers. The deteriorating economic conditions prevailing in the telecommunications industry over the past several quarters have combined to exert downward pressure on service provider revenues, margins, and profitability and have resulted in longer sales cycles and decreased levels of capital expenditures for new equipment and services. Moreover, the challenges presented by the current industry environment are causing many telecommunications service providers and equipment vendors to experience serious credit problems and other financial difficulties and could result in additional bankruptcies and consolidations. A continuation or worsening of the current depressed economic conditions in the telecommunications industry could have a material adverse effect on our revenues and overall financial performance.

Revenues from sales of our CommWorks products are subject to substantial fluctuations from period to period and are difficult to predict. Such fluctuations and difficult predictability are the result of several factors characteristic of the CommWorks business, including the relatively small number of key customers, the uncertainty related to the rate of deployment of new equipment and services by customers, uncertainty related to lengthening sales cycles and the timing of individual sales transactions, and product acceptance requirements that can impact the timing of the recognition of the sale. For these reasons, revenues in any particular quarter from sales of our CommWorks products may be more prone to and adversely affected by operational decisions of individual customers.

Our increased reliance on contract manufacturing and our excess manufacturing capacity may adversely impact our financial results and operations

We have changed our manufacturing strategy so that more of our products are being sourced from contract manufacturers. Also, during the second quarter of fiscal 2003, CommWorks completed the transition of its contract manufacturing requirements from Manufacturers' Serviced Limited, which previously announced its intentions to cease manufacturing operations at its Mount Prospect facility, to another of our existing suppliers.

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

Furthermore, because we have outsourced significant manufacturing operations to contract manufacturers and have exited a number of businesses, we now have excess manufacturing capacity in existing facilities. We are currently restructuring our operations and implementing cost reduction activities to eliminate this excess capacity, including the consolidation of our real estate portfolio and facilities associated with our former manufacturing and other business operations in Santa Clara, Ireland, and the U.K. In fiscal 2002 we sold our Singapore manufacturing facility and have leased back space for our Asia Pacific region distribution center and office location for sales management, information technology, training and customer service and support operations. In fiscal 2003 we sold our manufacturing facility in Mount Prospect, our office and research and development facility in Salt Lake City, and our manufacturing, research and development, and office facility in Marlborough, a portion of which we are leasing back. Our ability to reduce our excess manufacturing capacity and to consolidate facilities may be made more difficult by further weakening of the networking industry and worsening of general economic conditions in the United States and globally. If we are unable to reduce our excess manufacturing capacity and facilities, this may negatively impact our operations, cost structure and financial performance.

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

The reduced role of acquisitions in our current business strategy may negatively impact our growth and increase our reliance on strategic relationships

Historically, acquisitions, some of them substantive, had been a major part of 3Com's strategy. However, commensurate with the downturn in the IT industry, we have not made any acquisitions since the third quarter of fiscal 2001. We expect that the number of acquisitions of businesses or product lines could remain at this level. The networking business is highly competitive, and while we continue to evaluate possible acquisitions, our decision not to complete any such transactions in the recent past could hamper our ability to enhance existing products and introduce new products on a timely basis. Future consolidations in the networking industry may result in new companies with greater resources and stronger competitive positions and products than us. Furthermore, companies may be created that are able to respond more rapidly to market opportunities. Continued consolidation in our industry may adversely affect our operating results or financial condition.

If industry and company performance stabilizes and we continue to have a strong balance sheet, we may begin to pursue acquisitions, investments, or other strategic relationships to complement internal development of new technologies and enhancement of existing products and to exploit market potentials. These strategic relationships can present additional problems since, in most cases, we must compete in some business areas with companies with which we have strategic alliances and, at the same time, cooperate with the same companies in other business areas. If these companies fail to perform, or if these relationships fail to materialize as expected, we could suffer delays in product or market development or other operational difficulties. Furthermore, our results of operations or financial condition could be adversely impacted if we experience difficulties managing relationships with our partners or if projects with partners are unsuccessful. In addition, if our strategic partners are acquired by third parties or if our competitors enter into successful strategic relationships, we may face increased competition.

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

Our customer order fulfillment capabilities fluctuate and may negatively impact our operating results

The timing and amount of our sales depend on a number of factors that make estimating operating results uncertain. Throughout our business, we do not typically maintain a significant backlog, and sales are partially dependent on our ability to appropriately forecast product demand. In addition, our customers historically request fulfillment of orders in a short period, resulting in limited visibility to sales trends and potential pricing pressures. Consequently, our operating results depend on the volume and timing of orders and our ability to fulfill orders in a timely manner. Historically, sales in the third month of the quarter have been higher than sales in each of the first two months of the quarter. Non-linear sales patterns make business planning difficult, and increase the risk that our quarterly results will fluctuate due to disruptions in functions such as manufacturing, order management, information systems, and shipping.

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

Some of our facilities in California are located near an earthquake fault, and an earthquake or other types of natural disasters could disrupt our operations and adversely effect results

Significant portions of our operations are concentrated at a single location in the Silicon Valley area of California, and we also have various functions and related infrastructure to support our international operations in the U.K. In the event of a natural disaster, such as an earthquake or flood, or localized extended outages of critical utilities or transportation systems, we do not have a formal business continuity or disaster recovery plan, and could therefore experience a significant business interruption.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

3Com holds a portfolio of marketable equity securities that have a short trading history and are highly subject to market price volatility. Equity security price fluctuations of plus or minus 50 percent would not have a material impact on the value of these securities as of the end of the second quarter of fiscal 2003.

For interest rate sensitivity and foreign currency exchange risk, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended May 31, 2002.

Item 4.    Controls and Procedures

  a.
  Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to 3Com (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

    Our review of our internal controls was made within the context of the relevant professional auditing standards defining "internal controls," "reportable conditions," and "material weaknesses." "Internal controls" are processes designed to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. "Significant deficiencies" are referred to as "reportable conditions," or control issues that could have a significant adverse effect on our ability to properly authorize transactions, safeguard our assets, or record, process, summarize or report financial data in the condensed consolidated financial statements. A "material weakness" is a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the condensed consolidated financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. As part of our internal controls procedures, we also address other, less significant control matters that we or our auditors identify, and we determine what revision or improvement to make, if any, in accordance with our on-going procedures. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

  b.
  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

The material set forth in Note 10 of Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

  (a)
  The Annual Meeting of Shareholders was held on September 24, 2002.

  (b)
  Each of the persons named in the Proxy Statement as a nominee for director was elected and the proposals listed below were approved. The following are the voting results of the proposals:

Proposal I	For	Withheld	Broker Non-Votes
Election of Directors:
Eric A. Benhamou	314,981,778	12,060,323	0
Gary T. DiCamillo	308,129,126	18,912,975	0
James R. Long	315,026,534	12,015,567	0
Raj Reddy	319,403,337	7,638,764	0

Other Directors whose term of office as a director continued after the meeting were Fred D. Anderson, Bruce L. Claflin, and Paul G. Yovovich.

Proposal II	For	Against	Abstain	Broker Non-Votes
To ratify the appointment of Deloitte & Touche LLP as the Company's independent public accountants for the fiscal year ending May 30, 2003:	313,342,225	13,323,490	376,385	0

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits

Exhibit Number	Description
2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999, as amended (8)
2.2	General Assignment and Assumption Agreement between the Registrant and Palm, Inc., as amended (8)
2.3	Master Technology Ownership and License Agreement between the Registrant and Palm, Inc. (8)
2.4	Master Patent Ownership and License Agreement between the Registrant and Palm, Inc. (8)
2.5	Master Trademark Ownership and License Agreement between the Registrant and Palm, Inc. (8)
2.6	Employee Matters Agreement between the Registrant and Palm, Inc. (8)
2.7	Tax Sharing Agreement between the Registrant and Palm, Inc. (8)
2.8	Master Transitional Services Agreement between the Registrant and Palm, Inc. (8)
2.9	Real Estate Matters Agreement between the Registrant and Palm, Inc. (8)
2.10	Master Confidential Disclosure Agreement between the Registrant and Palm, Inc. (8)
2.11	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc. (8)
3.1	Certificate of Incorporation (5)
3.2	Certificate of Correction filed to Correct a Certain Error in the Certificate of Incorporation (5)
3.3	Certificate of Merger (5)
3.4	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger (7)
3.5	Registrant's Bylaws, as amended on August 7, 2001 (17)
3.6	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock (15)
4.1	Amended and Restated Rights Agreement dated December 31, 1994 (3)
4.2	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002 (18)
10.1	3Com Corporation 1983 Stock Option Plan, as amended and restated effective September 30, 2001 (16)*
10.2	Amended and Restated Incentive Stock Option Plan (2)*
10.3	License Agreement dated March 19, 1981 (1)
10.4	3Com Corporation 1984 Employee Stock Purchase Plan, as amended and restated as of September 20, 2001 (17)*
10.5	3Com Corporation Director Stock Option Plan, as amended (16)*
10.6	3Com Corporation Restricted Stock Plan, as amended July 1, 2001 (17) *
10.7	3Com Corporation 1994 Stock Option Plan, as amended and restated effective April 30, 2002 (17)*
10.8	Amended and Restated Agreement and Plan of Merger by and among the Registrant, TR Acquisitions Corporation, 3Com (Delaware) Corporation, and U.S. Robotics Corporation, dated as of February 26, 1997 and amended as of March 14, 1997 (4)
10.9	Form of Management Retention Agreement, effective as of June 2, 1999, for E. Benhamou and B. Claflin (9)*
10.10	Form of Management Retention Agreement, effective as of June 2, 1999, for I. Ali, J. Graham, J. Hart, R. Heffner, E. Masri, J. McClelland, M. Michael, and E. Nelson (9)*
10.11	Employment Agreement with Bruce Claflin, effective as of January 1, 2001 (10)*

10.12	Summary of Severance Plan for Section 16b Officers (14)*
10.14	Credit Agreement dated as of November 28, 2001 between the Registrant, Bank of America, N.A., as Administrative Agent, Bank of America Securities, LLC, as Lead Arranger and Sole Book Manager, Foothill Capital Corporation, as Syndication Agent, and the Financial Institutions Named Herein, as Lenders (16)
10.15	Credit Agreement dated as of November 28, 2001 between 3Com Technologies and 3Com Europe Limited, Bank of America, N.A., as Administrative Agent, Bank of America Securities, LLC, as Lead Arranger and Sole Book Manager, Foothill Capital Corporation, as Syndication Agent, and the Financial Institutions Named Herein, as Lenders (16)
10.16	Security Agreement dated as of November 28, 2001, between the Registrant and Bank of America, N.A., in its capacity as Agent for Lenders (16)
10.17	Continuing Guaranty dated as of November 28, 2001, made by the Registrant in favor of the Lenders and Bank of America, N.A., as Agent for the Lenders (16)
10.18	Intercompany Subordination Agreement dated as of November 28, 2001, made among the Registrant and Bank of America, N.A., as Agent for itself and the Lenders (16)
10.19	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing dated November 28, 2001, between the Registrant, as Trustor, and First American Title Guaranty Company, as Trustee, and Bank of America, N.A., as Agent, for the Santa Clara, CA, Betsy Ross site (16)
10.20	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing dated November 28, 2001, between the Registrant, as Trustor, and First American Title Guaranty Company, as Trustee, and Bank of America, N.A., as Agent, for the Santa Clara, CA, West Campus (16)
10.21	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing dated November 28, 2001, between the Registrant, as Trustor, and First American Title Guaranty Company, as Trustee, and Bank of America, N.A., as Agent, for the Santa Clara, CA, East Campus (16)
10.22	Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement dated November 28, 2001, between the Registrant, as Mortgagor, and Bank of America, N.A., as Agent, as Mortgagee, for the Rolling Meadows, IL site (16)
10.23	Amendment Number One to Security Agreement dated July 25, 2002, between the Registrant and Bank of America, N.A., as Administrative Agent, filed herewith
10.24	Warrant to Purchase Common Stock, dated December 4, 2000, between the Registrant and Broadcom Corporation, filed herewith
10.25	Amendment Number One to Warrant, dated November 1, 2002, between the Registrant and Broadcom Corporation, filed herewith

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

(11)
Incorporated by reference to the corresponding exhibit to Registrant's Registration Statement on Form S-8 filed on April 25, 2001 (File No. 333-59504)

(12)
Incorporated by reference to Registrant's Registration Statement on Form 8-A 12G/A filed on June 15, 2001 (File No. 333-34726)

(13)
Incorporated by reference to the corresponding exhibit to Registrant's Registration Statement on Form S-8 filed on July 12, 2001 (File No. 333-64988)

(14)
Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant's Form 10-K filed on August 8, 2001 (File No. 000-12867)

(15)
Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant's Form 10-Q filed on October 11, 2001 (File No. 000-12867)

(16)
Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant's Form 10-Q filed on January 11, 2002 (File No. 000-12867)

(17)
Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant's Form 10-K filed on August 2, 2002 (File No. 000-12867)

(18)
Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant's Form 8-A/A filed on November 27, 2002 (File No. 000-12867)

(b)
Reports on Form 8-K

A report on Form 8-K filed November 14, 2002, reporting under Item 5 the announcement that on November 12, 2002, 3Com Corporation issued a press release regarding the resolution of certain patent infringement lawsuits between 3Com and Xircom.

A report on Form 8-K filed December 2, 2002, reporting under Item 5 that during the second quarter of fiscal 2003, 3Com recorded a $65.6 million charge related to its adoption of Statement of Financial Accounting Standards 142.

A report on Form 8-K filed December 2, 2002, reporting under Item 5 that on November 26, 2002, 3Com Corporation completed the sale of its property located in Marlborough, Massachusetts.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3Com Corporation (Registrant)
Dated:	January 7, 2003	By:	/s/ MARK SLAVEN Mark Slaven Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Certification of Principal Executive Officer

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

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date:	January 7, 2003	/s/ BRUCE L. CLAFLIN Bruce L. Claflin President and Chief Executive Officer

Certification of Principal Financial Officer

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

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date:	January 7, 2003	/s/ MARK SLAVEN Mark Slaven Senior Vice President, Finance and Planning, and Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Bruce L. Claflin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of 3Com Corporation on Form 10-Q for the fiscal quarter ended November 29, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of 3Com Corporation.

By:	/s/ BRUCE L. CLAFLIN
Name:	Bruce L. Claflin
Title:	President and Chief Executive Officer

I, Mark Slaven, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of 3Com Corporation on Form 10-Q for the fiscal quarter ended November 29, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of 3Com Corporation.

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
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
Signatures
Certification of Principal Executive Officer
Certification of Principal Financial Officer
CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002