Form 10-Q/A
period 2002-08-30
3COM CORP
filed 2003-01-17
CIK 738076

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File No. 0-12867

3Com Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2605794 (I.R.S. Employer Identification No.)
5500 Great America Parkway Santa Clara, California (Address of principal executive offices)	95052 (Zip Code)

Registrant's telephone number, including area code: (408) 326-5000

Former name, former address and former fiscal year, if changed since last report:
 5400 Bayfront Plaza, Santa Clara, California, 95052

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

Explanatory Note

This Form 10-Q/A amends the Registrant's quarterly report on Form 10-Q for the quarter ended August 30, 2002 as filed on October 9, 2002 and is being filed to reflect the impact of goodwill impairment in the amount of $65.6 million resulting from the goodwill impairment test in accordance with the initial adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets." The loss has been recognized as a cumulative effect of change in accounting principle and the goodwill, retained earnings (deficit), net loss and loss per share amounts have been adjusted accordingly. Except for "Item 1: Financial Statements—Condensed Consolidated Statement of Operations for the Three Months Ended August 30, 2002, Condensed Consolidated Balance Sheet as of August 30, 2002, Condensed Consolidated Statement of Cash flows for the Three Months Ended August 30, 2002, Notes to Condensed Consolidated Financial Statements, and Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I: Financial Information, of 3Com's Quarterly Report on Form 10-Q for the quarterly period ended August 30, 2002, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A. This report speaks as of the original filing date and, except as indicated, has not been updated to reflect events occurring subsequent to the original filing date. For the most recent information concerning the Registrant and updated Risk Factors, please see the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 29, 2002.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

3Com Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	August 30, 2002	August 31, 2001
Sales	$304,722	$389,589
Cost of sales	159,257	326,821

Gross margin	145,465	62,768

Operating expenses:
Sales and marketing	66,981	106,224
Research and development	50,929	85,881
General and administrative	26,906	40,999
Amortization and write down of intangibles	2,452	16,484
Restructuring charges	23,157	57,515
Loss on land and facilities, net	1,152	—

Total operating expenses	171,577	307,103

Operating loss	(26,112)	(244,335)
Losses on investments, net	(11,465)	(2,650)
Interest and other income, net	9,597	19,158

Loss before income taxes and cumulative effect of change in accounting principle	(27,980)	(227,827)
Income tax provision	4,000	4,557

Loss before cumulative effect of change in accounting principle	(31,980)	(232,384)
Cumulative effect of change in accounting principle	(65,601)	—

Net loss	$(97,581)	$(232,384)

Basic and diluted loss per share:
Loss before cumulative effect of change in accounting principle	$(0.09)	$(0.67)
Cumulative effect of change in accounting principle	(0.18)	—

Net loss	$(0.27)	$(0.67)

Shares used in computing per share amounts:
Basic and diluted:	357,437	344,313

See notes to condensed consolidated financial statements.

3Com Corporation
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	August 30, 2002	May 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$418,470	$679,055
Short-term investments	968,824	702,993
Accounts receivable, net	138,205	147,113
Inventories	48,176	61,777
Other current assets	55,883	72,106

Total current assets	1,629,558	1,663,044
Property and equipment, net	628,489	676,154
Deposits and other assets	68,886	87,213
Deferred income taxes	6,055	6,192
Intangible assets, net	25,237	27,689
Goodwill	899	66,500

Total assets	$2,359,124	$2,526,792

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$101,876	$125,903
Accrued liabilities and other	260,550	275,965
Current portion of debt	81,248	101,354

Total current liabilities	443,674	503,222
Long-term debt	53,492	68,404
Other long-term obligations	5,199	4,961
Stockholders' equity:
Preferred stock, $.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 990,000 shares authorized; shares issued: 365,313 and 365,449, respectively	2,126,019	2,126,583
Treasury stock, at cost, 6,596 and 7,743 shares, respectively	(161,994)	(182,341)
Notes receivable from sale of warrants	(21,052)	(21,052)
Unamortized stock-based compensation	(5,554)	(5,030)
Retained earnings (deficit)	(77,878)	35,814
Accumulated other comprehensive loss	(2,782)	(3,769)

Total stockholders' equity	1,856,759	1,950,205

Total liabilities and stockholders' equity	$2,359,124	$2,526,792

See notes to condensed consolidated financial statements.

3Com Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	August 30, 2002	August 31, 2001
Cash flows from operating activities:
Net loss	$(97,581)	$(232,384)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	32,189	78,241
Write down of intangibles, including cumulative effect of change in accounting principle	65,601	3,473
Loss on fixed assets	9,015	10,657
Loss on investments, net	11,465	2,650
Deferred income taxes	(325)	(4,369)
Stock-based compensation	1,586	3,824
Changes in current assets and liabilities:
Accounts receivable	8,908	89,036
Inventories	10,955	49,668
Other assets	19,860	26,459
Accounts payable	(24,027)	(101,620)
Accrued liabilities and other	(24,641)	(109,690)
Income taxes payable	8,917	(5,518)

Net cash provided by (used in) operating activities	21,922	(189,573)

Cash flows from investing activities:
Purchase of investments	(484,595)	(76,869)
Proceeds from maturities and sales of investments	220,799	189,440
Purchase of property and equipment	(4,862)	(10,670)
Proceeds from sale of property and equipment	18,743	3,198

Net cash provided by (used in) investing activities	(249,915)	105,099

Cash flows from financing activities:
Issuance of common stock	1,562	1,620
Net repayments on line of credit	(20,000)	—
Repayments of long-term borrowings	(15,018)	(24)
Other, net	864	227

Net cash provided by (used in) financing activities	(32,592)	1,823

Decrease in cash and equivalents	(260,585)	(82,651)
Cash and equivalents, beginning of period	679,055	897,797

Cash and equivalents, end of period	$418,470	$815,146

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

The Company adopted SFAS 142 on June 1, 2002 and ceased amortization of net goodwill totaling $66.5 million, which includes $0.7 million of acquired workforce intangible previously classified as purchased intangible assets; amortization continues on net finite-lived intangible assets, with remaining useful lives of generally two to four years and totaling $25.2 million as of August 30, 2002 as discussed in Note 7. 3Com completed the transitional goodwill impairment evaluation prescribed by SFAS 142 in the second quarter of fiscal 2003, and has amended its Quarterly Report on Form 10-Q for the quarterly period ended August 30, 2002 to record a charge totaling $65.6 million as a change in accounting principle effective June 1, 2002 to write off goodwill of $45.4 million in the Enterprise Networking segment and $20.2 million in the CommWorks segment. The remaining recorded goodwill for 3Com after this impairment charge was $0.9 million as of August 30, 2002, and related solely to the Connectivity segment. A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill and acquired workforce amortization follows (in thousands, except per share amounts):

	Three Months Ended
	August 30, 2002	August 31, 2001
Reported net loss	$(97,581)	$(232,384)
Add back goodwill amortization	—	8,321
Add back acquired workforce amortization	—	666

Adjusted net loss	$(97,581)	$(223,397)

Reported net loss per share-basic and diluted	$(0.27)	$(0.67)
Add back goodwill amortization	—	0.02
Add back acquired workforce amortization	—	0.00

Adjusted net loss per share-basic and diluted	$(0.27)	$(0.65)

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

	Employee Separation Expenses	Long term Asset Write-downs	Facilities- related Charges	Other Restructuring Costs	Total
Balance at May 31, 2002	$4,953	$—	$5,354	$3,447	$13,754
Provision	14,427	1,894	6,196	640	23,157
Deductions	(9,859)	(1,894)	(6,217)	(859)	(18,829)

Balance at August 30, 2002	$9,521	$—	$5,333	$3,228	$18,082

Estimated remaining cash payments	$9,521	$—	$4,800	$3,228	$17,549

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

3.
Comprehensive Loss

The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended
	August 30, 2002	August 31, 2001
Net loss	$(97,581)	$(232,384)
Other comprehensive income (loss):
Change in unrealized gain on available-for-sale securities	(388)	(2,216)
Change in accumulated translation adjustments	1,376	144

Total comprehensive loss	$(96,593)	$(234,456)

4.
Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	August 30, 2002	August 31, 2001
Net loss	$(97,581)	$(232,384)

Weighted average shares-basic	357,437	344,313
Effect of dilutive securities:
Employee stock options	—	—
Restricted stock	—	—

Weighted average shares-diluted	357,437	344,313

Net loss per share-basic and diluted	$(0.27)	$(0.67)

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

	Three Months Ended
	August 30, 2002	August 31, 2001
Sales:
Enterprise Networking	$195,813	$196,199
Connectivity	67,930	124,470
CommWorks	35,545	59,355
Exited Product Lines	5,434	9,565

	$304,722	$389,589

Contribution margin:
Enterprise Networking	$23,311	$(39,408)
Connectivity	18,968	(28,511)
CommWorks	(11,312)	(32,299)
Exited Product Lines	(613)	(22,131)

	$30,354	$(122,349)

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is set forth below (in thousands):

	Three Months Ended
	August 30, 2002	August 31, 2001
Total contribution margin from operating segments	$30,354	$(122,349)
Unallocated operating expenses (1)	32,157	64,471
Restructuring charges	23,157	57,515
Losses on land and facilities, net	1,152	—

Total operating loss	(26,112)	(244,335)
Losses on investments, net	(11,465)	(2,650)
Interest and other income, net	9,597	19,158

Loss before income taxes and cumulative effect of change in accounting principle (2)	$(27,980)	$(227,827)

(1)
Unallocated operating expenses include expenses that are not directly attributable to an operating segment, such as corporate marketing and general and administrative expenses.

(2)
As discussed in Note 1, the cumulative effect of a change in accounting principle for the three months ended August 30, 2002 related to the transitional goodwill impairment analysis that resulted in a write off of $45.4 million and $20.2 million of goodwill in the Enterprise Networking and CommWorks segments, respectively. These impairment charges were not included as a component of contribution margin as presented above.

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

On October 4, 2002, 3Com executed an agreement for the sale of its Marlborough, Massachusetts campus. Net proceeds from this sale were $56.6 million, which resulted in a loss of $31.2 million. This property was not classified as held for sale as of May 31, 2002 or August 30, 2002. Under the terms of the agreement 3Com has leased back approximately 168,000 square feet of the campus.

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

Goodwill and intangible assets: We review the value of our long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. We recognized $70.1 million of write downs of goodwill and intangible assets in fiscal 2002, and for the first quarter of fiscal 2003 we wrote off $65.6 million of goodwill in our Enterprise Networking and CommWorks segments resulting from the transitional goodwill impairment evaluation under Statement of Financial Accounting Standard (SFAS) 142. As of August 30, 2002, we had $25.2 million of net intangible assets and $0.9 million of goodwill remaining on the balance sheet, which we believe to be realizable based on the estimated future cash flows of the associated products and technology. However, it is possible that the estimates and assumptions used, such as future sales and expense levels, in assessing the carrying value may need to be reevaluated in the case of continued market deterioration, which could result in further impairment of these assets.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in our condensed consolidated income statements:

	Quarter Ended
	August 30, 2002	August 31, 2001
Sales	100.0%	100.0%
Cost of sales	52.3	83.9

Gross margin	47.7	16.1
Operating expenses:
Sales and marketing	22.0	27.3
Research and development	16.7	22.0
General and administrative	8.8	10.5
Amortization and write down of intangibles	0.8	4.2
Restructuring charges	7.6	14.8
Losses on land and facilities, net	0.4	—

Total operating expenses	56.3	78.8

Operating loss	(8.6)	(62.7)
Losses on investments, net	(3.8)	(0.7)
Interest and other income, net	3.2	4.9

Loss before income taxes and cumulative effect of change in accounting principle	(9.2)	(58.5)
Income tax provision	1.3	1.1

Loss before cumulative effect of change in accounting principle	(10.5)	(59.6)
Cumulative effect of change in accounting principle	(21.5)	—

Net loss	(32.0)%	(59.6)%

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

Restructuring Charges. Restructuring charges in the first quarter of fiscal 2003 were $23.2 million and primarily represented costs for severance and outplacement charges and write downs of facilities held for sale and IT equipment sold as part of our IT outsourcing project. These charges were the result of continued cost reduction efforts, including the integration of BCC into BNC. Restructuring charges incurred during the first quarter of fiscal 2002 were $57.5 million, largely due to manufacturing consolidation, including both accelerated depreciation on facilities and impairment of manufacturing assets, and severance and outplacement charges. These fiscal 2002 charges resulted from both the cost reduction actions we took to restructure our operations that were announced on December 21, 2000, as well as the consolidation of our manufacturing facilities and the discontinuation of our consumer cable and DSL modem product lines as announced during June 2001.

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

Cumulative Effect of Change in Accounting Principle

We adopted SFAS 142 effective June 1, 2002. In accordance with SFAS 142, we conducted a transitional goodwill impairment evaluation of the $66.5 million of goodwill recorded as of May 31, 2002. As a result of our analysis, we recorded a charge totaling $65.6 million as a change in accounting principle effective June 1, 2002 to write off goodwill of $45.4 million in our Enterprise Networking segment and $20.2 million in our CommWorks segment.

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

We adopted SFAS 142 on June 1, 2002 and ceased amortization of net goodwill totaling $66.5 million, which includes $0.7 million of acquired workforce intangible previously classified as purchased intangible assets; amortization continues on net finite-lived intangible assets, with remaining useful lives of generally two to four years and totaling $25.2 million as of August 30, 2002. We completed the transitional goodwill impairment evaluation prescribed by SFAS 142 in the second quarter of fiscal 2003, and have amended our Quarterly Report on Form 10-Q for the quarterly period ended August 30, 2002 to record a charge totaling $65.6 million as a change in accounting principle effective June 1, 2002 to write off goodwill of $45.4 million in our Enterprise Networking segment and $20.2 million in our CommWorks segment. The remaining recorded goodwill after this impairment charge was $0.9 million as of August 30, 2002, and related solely to our Connectivity segment. A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill and acquired workforce amortization follows (in thousands, except per share amounts):

	Three Months Ended
	August 30, 2002	August 31, 2001
Reported net loss	$(97,581)	$(232,384)
Add back goodwill amortization	—	8,321
Add back acquired workforce amortization	—	666

Adjusted net loss	$(97,581)	$(223,397)

Reported net loss per share-basic and diluted	$(0.27)	$(0.67)
Add back goodwill amortization	—	0.02
Add back acquired workforce amortization	—	0.00

Adjusted net loss-basic and diluted	$(0.27)	$(0.65)

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

3Com Corporation (Registrant)
Dated:	January 16, 2003	By:	/s/ MARK SLAVEN Mark Slaven Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Form of Sarbanes-Oxley Section 302(a) Certification

I, Bruce L. Claflin, certify that:

1.
I have reviewed this quarterly report on Form 10-Q/A of 3Com Corporation;

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

Date:	January 16, 2003	/s/ BRUCE L. CLAFLIN Bruce L. Claflin President and Chief Executive Officer

Form of Sarbanes-Oxley Section 302(a) Certification

I, Mark Slaven, certify that:

1.
I have reviewed this quarterly report on Form 10-Q/A of 3Com Corporation;

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

Date:	January 16, 2003	/s/ MARK SLAVEN Mark Slaven Senior Vice President, Finance and Planning, and Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Bruce L. Claflin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of 3Com Corporation on Form 10-Q/A for the fiscal quarter ended August 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q/A fairly presents in all material respects the financial condition and results of operations of 3Com Corporation.

By:	/s/ BRUCE L. CLAFLIN
Name:	Bruce L. Claflin
Title:	President and Chief Executive Officer

I, Mark Slaven, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of 3Com Corporation on Form 10-Q/A for the fiscal quarter ended August 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q/A fairly presents in all material respects the financial condition and results of operations of 3Com Corporation.

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