Form 10-Q
period 2003-02-28
3COM CORP
filed 2003-04-10
CIK 738076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 0-12867

3Com Corporation

(Exact name of registrant as specified in its character)

Delaware	94-2605794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5500 Great America Parkway Santa Clara, California	95052
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (408) 326-5000

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

Yes   ☒              No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒              No   ☐

As of March 21, 2003, 362,314,245 shares of the Registrant’s Common Stock were outstanding.

This report contains a total of 47 pages of which this page is number 1.

3Com Corporation

3Com, CommWorks, and Megahertz are registered trademarks and XRN is a trademark of 3Com Corporation or its subsidiaries.  Palm is a trademark of Palm, Inc.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

3Com Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28, 2003	March 1, 2002	February 28, 2003	March 1, 2002

Sales	$244,926	$355,978	$852,842	$1,139,421

Cost of sales	132,536	222,506	439,109	810,184

Gross margin	112,390	133,472	413,733	329,237

Operating expenses:
Sales and marketing	68,861	78,642	203,503	269,893
Research and development	39,035	72,275	134,561	231,376
General and administrative	25,543	27,417	78,082	97,202
Amortization and write down of intangibles	1,705	63,517	14,205	92,885
Restructuring charges	53,990	64,039	146,686	153,090
Loss on land and facilities, net	—	1,375	887	1,375
Total operating expenses	189,134	307,265	577,924	845,821

Operating loss	(76,744)	(173,793)	(164,191)	(516,584)
Loss on investments, net	(14,570)	(12,302)	(33,122)	(19,572)
Interest and other income, net	5,177	9,302	18,683	55,100

Loss before income taxes and cumulative effect of change in accounting principle	(86,137)	(176,793)	(178,630)	(481,056)
Income tax provision (benefit)	(6,895)	59,341	1,105	91,136
Loss before cumulative effect of change in accounting principle	(79,242)	(236,134)	(179,735)	(572,192)
Cumulative effect of change in accounting principle	—	—	(65,601)	—

Net loss	$(79,242)	$(236,134)	$(245,336)	$(572,192)

Basic and diluted loss per share:

Loss before cumulative effect of change in accounting principle	$(0.22)	$(0.67)	$(0.50)	$(1.65)

Cumulative effect of change in accounting principle	—	—	(0.18)	—

Net loss	$(0.22)	$(0.67)	$(0.68)	$(1.65)

Shares used in computing per share amounts:

Basic and diluted	361,020	351,596	359,266	347,537

See notes to condensed consolidated financial statements.

3Com Corporation

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	February 28, 2003	May 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$503,459	$679,055
Short-term investments	937,592	702,993
Accounts receivable, net	120,152	147,113
Inventories	41,328	61,777
Investments and other	49,662	72,106
Total current assets	1,652,193	1,663,044

Property and equipment, net	426,162	676,154
Deposits and other assets	46,284	87,213
Deferred income taxes	6,055	6,192
Intangible assets, net	13,518	27,689
Goodwill	899	66,500

Total assets	$2,145,111	$2,526,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$118,767	$125,903
Accrued liabilities and other	222,819	275,965
Current portion of debt	31,102	101,354
Total current liabilities	372,688	503,222

Long-term debt	37,550	68,404
Other long-term obligations	4,660	4,961

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 990,000 shares authorized; shares issued: 365,739 and 365,449, respectively

2,129,697

2,126,583

Treasury stock, at cost, 3,826 and 7,743 shares, respectively

(96,092

)

(182,341

)

Note receivable from sale of warrants	(12,631)	(21,052)
Unamortized stock-based compensation

(2,264

)

(5,030

)

Retained earnings (deficit)	(284,924)	35,814
Accumulated other comprehensive loss	(3,573)	(3,769)
Total stockholders’ equity	1,730,213	1,950,205

Total liabilities and stockholders’ equity	$2,145,111	$2,526,792

See notes to condensed consolidated financial statements.

3Com Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	February 28, 2003	March 1, 2002
Cash flows from operating activities:
Net loss	$(245,336)	$(572,192)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	130,317	212,634
Loss on property and equipment	77,758	69,509
Write downs of goodwill and intangibles, including the cumulative effect of change in accounting principle	73,251	54,422
Loss on investments, net	33,122	19,572
Deferred income taxes	371	78,420
Stock-based expense	5,627	7,380
Changes in current assets and liabilities:
Accounts receivable	26,962	106,971
Inventories	13,116	116,950
Other assets	23,560	50,990
Accounts payable	(7,137)	(104,373)
Accrued liabilities and other	(53,213)	(289,879)
Income taxes payable	(243)	87,690

Net cash provided by (used in) operating activities	78,155	(161,906)

Cash flows from investing activities:
Purchase of investments	(989,548)	(567,596)
Proceeds from sales and maturities of investments	753,663	532,815
Purchase of property and equipment	(17,727)	(346,807)
Proceeds from sale of property and equipment	80,667	15,420

Net cash used in investing activities	(172,945)	(366,168)

Cash flows from financing activities:
Issuance of common stock	12,648	33,711
Repurchase of common stock	(1,548)	(3,660)
Net proceeds from (repayments on) revolving line of credit	(70,000)	95,000
Proceeds from term loan	—	105,000
Repayments of long-term borrowings	(31,020)	(8,189)
Collection on note receivable from sale of warrants	8,421	—
Capitalization of deferred financing costs	—	(5,165)
Other, net	(69)	(46)

Net cash provided by (used in) financing activities	(81,568)	216,651

Effect of currency translation	762	246

Decrease in cash and equivalents	(175,596)	(311,177)
Cash and equivalents, beginning of period	679,055	897,797

Cash and equivalents, end of period	$503,459	$586,620

See notes to condensed consolidated financial statements.

3Com Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.             Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by 3Com Corporation (3Com), pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of 3Com’s financial position as of February 28, 2003, and results of operations for the three and nine months ended February 28, 2003 and March 1, 2002, and cash flows for the nine months ended February 28, 2003 and March 1, 2002.  Certain amounts from the prior period have been reclassified to conform to the current period presentation.  Such reclassifications had no effect on net loss as previously reported.

3Com uses a 52- or 53-week fiscal year ending on the Friday nearest to May 31. The results of operations for the three and nine months ended February 28, 2003 may not be indicative of the results to be expected for the fiscal year ending May 30, 2003.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in 3Com’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002.

Revenue Recognition

3Com recognizes a sale when the product has been delivered and risk of loss has passed to the customer, collection of the resulting receivable is reasonably assured, persuasive evidence of an arrangement exists, and the fee is fixed or determinable. For arrangements that involve multiple elements, such as sales of products that include maintenance or installation, revenue is allocated to each respective element separately. For sales containing customer-specific acceptance requirements, no revenue is recognized until receipt of customer acceptance. For sales of products that contain software that is marketed separately, 3Com applies the provisions of Statement of Position 97-2. 3Com accrues related allowances for product returns, price protection, warranty, other post-sales support obligations, and royalty expenses in the period of sale.  A limited warranty is provided on 3Com products for periods ranging from 90 days to the lifetime of the product, depending upon the product.  Sales of service and maintenance are recognized upon delivery and completion of the service or, in the case of maintenance and support contracts, ratably over the contract term, provided that all other revenue recognition criteria have been met. 3Com provides limited product return and price protection rights to certain distributors and resellers.  Product return rights are generally limited to a percentage of sales over a one to three month period.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations,” which addresses the financial accounting and reporting for business combinations and supersedes Accounting Principles Board (APB) Opinion 16, “Business Combinations,” and SFAS 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” SFAS 141 requires that all business combinations be accounted for by the purchase method, modifies the criteria for recognizing intangible assets, and expands disclosure requirements. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001.  3Com adopted SFAS 141 on June 1, 2002.  The adoption of SFAS 141 did not have a material impact on 3Com’s results of operations or financial position.

In June 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets,” which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion 17, “Intangible Assets.” SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. In addition, SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS 142 are to be reported as a change in accounting principle.

3Com adopted SFAS 142 on June 1, 2002 and ceased amortization of net goodwill totaling $66.5 million, which included $0.7 million of acquired workforce intangible assets previously classified as purchased intangible assets; amortization continues on net finite-lived intangible assets with remaining useful lives of generally two to three years and totaling $13.5 million as of February 28, 2003 as discussed in Note 7. In the first quarter of fiscal 2003, 3Com completed the first phase of the SFAS 142 analysis, which indicated that an impairment might have existed for goodwill associated with the Company’s Enterprise Networking and CommWorks segments. In the second quarter of fiscal 2003, 3Com completed the transitional goodwill impairment evaluation and recorded a charge totaling $65.6 million as a change in accounting principle effective June 1, 2002 to write off goodwill of $45.4 million in the Enterprise Networking segment and $20.2 million in the CommWorks segment. The remaining recorded goodwill for 3Com after this impairment charge was $0.9 million, and related solely to the Connectivity segment. A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill and acquired workforce amortization follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	February 28, 2003	March 1, 2002	February 28, 2003	March 1, 2002

Reported net loss	$(79,242)	$(236,134)	$(245,336)	$(572,192)
Add back goodwill and acquired workforce amortization	—	8,975	—	26,937
Adjusted net loss	$(79,242)	$(227,159)	$(245,336)	$(545,255)

Reported net loss per share-Basic and Diluted:	$(0.22)	$(0.67)	$(0.68)	$(1.65)
Add back goodwill and acquired workforce amortization	—	0.02	—	0.08
Adjusted net loss-Basic and Diluted	$(0.22)	$(0.65)	$(0.68)	$(1.57)

In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. 3Com adopted SFAS 144 on June 1, 2002.  The adoption of SFAS 144 did not have a material impact on the Company’s results of operations or financial position.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan.  SFAS 146 also establishes that the liability initially should be measured and recorded at fair value.  3Com adopted the provisions of SFAS 146 for exit or disposal activities that were initiated after

December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company’s results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and are applicable to 3Com’s product warranty liability and other guarantees. 3Com adopted the provisions of FIN 45 for guarantees issued or modified after December 31, 2002, and the adoption of FIN 45 did not have a material impact on the Company’s results of operations or financial position.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The EITF will be effective for fiscal years beginning after June 15, 2003. 3Com has not yet determined the impact of the adoption of EITF 00-21 on the Company’s results of operations or financial position.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects an entity’s accounting policy decisions with respect to stock-based employee compensation on reported net income in both annual and interim periods. SFAS 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002.  3Com has not yet determined the impact of the adoption of SFAS 148 on the Company’s results of operations or financial position.

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

In the first quarter of fiscal 2003, 3Com announced it would integrate its Business Connectivity Company (BCC) into its Business Networks Company (BNC) to leverage common infrastructure in order to drive additional cost out of the business, while retaining a structure consisting of three ongoing operating segments as was implemented at the beginning of this restructuring program. The three operating segments are listed in Note 10—Enterprise Networking, Connectivity, and CommWorks. Additionally, the Company entered into an agreement to outsource certain information technology functions, and continued its efforts to consolidate its real estate portfolio. Accrued liabilities associated with restructuring charges are classified as current, as 3Com intends to satisfy such liabilities within the next year. Components of accrued restructuring charges, which are included in accrued liabilities and other in the accompanying balance sheet, and changes in accrued amounts related to this restructuring program as of February 28, 2003 were as follows (in thousands):

	Employee Separation Expenses	Long-term Asset Write downs	Facilities- related Charges	Other Restructuring Costs	Total

Balance at May 31, 2002	$4,953	$—	$5,354	$3,447	$13,754
Provision	14,427	1,894	6,196	640	23,157
Payments and asset write downs	(9,859)	(1,894)	(6,217)	(859)	(18,829)

Balance at August 30, 2002	9,521	—	5,333	3,228	18,082
Provision (benefit)	10,570	3,064	56,410	(505)	69,539
Payments and asset write downs	(13,091)	(3,064)	(57,240)	(330)	(73,725)

Balance at November 29, 2002	7,000	—	4,503	2,393	13,896
Provision	5,100	1,323	47,306	261	53,990
Payments and asset write downs	(7,911)	(1,323)	(43,024)	(1,410)	(53,668)

Balance at February 28, 2003	$4,189	$—	$8,785	$1,244	$14,218

Estimated remaining cash payments	$4,189	$—	$8,785	$1,244	$14,218

Employee separation expenses are comprised of severance pay, outplacement services, medical and other related benefits.  Affected employee groups include corporate services, manufacturing and logistics, product organizations, research and development, sales, customer support and administrative positions. The total reduction in workforce since the inception of this restructuring program through February 28, 2003 includes approximately 6,300 employees who have been separated or were in the separation process. Substantially all those employees had worked their last day at the Company. Included in the $5.1 million provision in the third quarter of fiscal 2003 were credits of approximately $0.3 million relating to revisions of previous estimates. Since the inception of this restructuring program, $165.3 million of separation payments have been made.

Long-term asset write downs include items identified as no longer needed to support ongoing operations for 3Com.  During the third quarter of fiscal 2003, 3Com recorded a charge of $1.3 million, primarily for leasehold improvements in vacated office space.

Facilities-related charges include write downs of land and buildings held for sale and lease terminations. In the third quarter of fiscal 2003, 3Com recorded $47.3 million in facilities-related charges, including $41.4 million of accelerated depreciation and write downs of certain facilities in Santa Clara, California, all of which were classified as held for sale as of February 28, 2003. The accelerated depreciation charge resulted from the fact that the life of the long-lived asset was significantly shortened due to 3Com’s decision to vacate the buildings as part of its restructuring efforts. Also included in the $47.3 million provision in the third quarter of fiscal 2003 were credits of approximately $0.5 million relating to revisions of previous estimates.

Other restructuring costs include expenses associated with terminating other contractual arrangements.

3.                                       Comprehensive Loss

The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 28, 2003	March 1, 2002	February 28, 2003	March 1, 2002

Net loss	$(79,242)	$(236,134)	$(245,336)	$(572,192)

Other comprehensive income (loss):
Change in net unrealized gain on investments	(546)	(2,278)	(55)	(4,675)
Change in accumulated translation adjustments	(224)	299	650	63
Total comprehensive loss	$(80,012)	$(238,113)	$(244,741)	$(576,804)

4.                                       Net Loss Per Share

The following table presents the calculation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	February 28, 2003	March 1, 2002	February 28, 2003	March 1, 2002

Loss before cumulative effect of change in accounting principle	$(79,242)	$(236,134)	$(179,735)	$(572,192)
Cumulative effect of change in accounting principle	—	—	(65,601)	—
Net loss	$(79,242)	$(236,134)	$(245,336)	$(572,192)

Weighted average shares-basic	361,020	351,596	359,266	347,537
Effect of dilutive securities:
Employee stock options	—	—	—	—
Restricted stock	—	—	—	—
Weighted average shares-diluted	361,020	351,596	359,266	347,537

Net loss per share-basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.22)	$(0.67)	$(0.50)	$(1.65)
Cumulative effect of change in accounting principle	—	—	(0.18)	—
Net loss	$(0.22)	$(0.67)	$(0.68)	$(1.65)

Employee stock options and restricted stock totaling 2.4 million shares, 9.7 million shares, 2.8 million shares, and 6.6 million shares for the three months ended February 28, 2003 and March 1, 2002, and the nine months ended February 28, 2003 and March 1, 2002, respectively, were not included in the diluted weighted average shares calculation as the effects of these securities were antidilutive.

5.                                       Inventories

Inventories consist of (in thousands):

	February 28, 2003	May 31, 2002

Finished goods	$19,511	$29,730
Work-in-process	7,413	15,458
Raw materials	14,404	16,589

Total inventory	$41,328	$61,777

6.             Sale of Facilities

In July 2002, 3Com sold its 639,000 square foot manufacturing and office facility in Mount Prospect, Illinois that was classified as held for sale as of May 31, 2002. The estimated net realizable value of this property as of May 31, 2002 was $17.4 million. Net proceeds from the sale were $17.8 million, resulting in a $0.4 million credit that was recorded against restructuring charges in the first quarter of fiscal 2003. Additionally, as a portion of 3Com’s term loan was collateralized by the Mount Prospect facility, 3Com repaid approximately $7.5 million of the term loan balance with the proceeds of this sale as was required under the terms of the financing agreement.

In October 2002, 3Com sold its 185,000 square foot office and research and development facility in Salt Lake City, Utah that was classified as held for sale prior to the inception of its restructuring programs. Net proceeds from the sale were $4.2 million, resulting in a gain of approximately $0.3 million that was recorded in loss on land and facilities, net, in the second quarter of fiscal 2003, resulting in a net loss of $0.9 million for the nine months ended February 28, 2003 related to this property.

In November 2002, 3Com sold its 550,000 square foot Marlborough, Massachusetts property, and will lease back approximately 168,000 square feet of the property at prevailing market rates. Net proceeds from the sale were $56.6 million, resulting in a loss of $31.2 million that was recorded in restructuring charges in the second quarter of fiscal 2003.

7.             Intangible Assets, Net

Intangible assets, net, consist of (in thousands):

	As of February 28, 2003
Segments:	Enterprise Networking	Connectivity	CommWorks	Total

Developed and core technology, gross	$21,582	$20,992	$—	$42,574
Accumulated amortization	(13,874)	(15,300)	—	(29,174)
Developed and core technology, net	7,708	5,692	—	13,400

Customer relationships, gross	420	56	—	476
Accumulated amortization	(327)	(31)	—	(358)
Customer relationships, net	93	25	—	118

Total net intangible assets	$7,801	$5,717	$—	$13,518

	As of May 31, 2002
Segments:	Enterprise Networking	Connectivity	CommWorks	Total

Developed and core technology, gross	$24,780	$20,992	$14,041	$59,813
Accumulated amortization	(11,449)	(12,236)	(9,934)	(33,619)
Developed and core technology, net	13,331	8,756	4,107	26,194

Customer relationships, gross	420	56	4,864	5,340
Accumulated amortization	(221)	(20)	(3,604)	(3,845)
Customer relationships, net	199	36	1,260	1,495

Total net intangible assets	$13,530	$8,792	$5,367	$27,689

In the second quarter of fiscal 2003, 3Com recorded an impairment of intangible assets associated with its Enterprise Networking and CommWorks segments. For each segment, 3Com determined the amount of the impairments by comparing the carrying value against the fair value, which was estimated using discounted cash flows. For the intangible assets related to the acquisition of NBX Corporation, the core and developed technology intangible assets were written down to the net present value of expected cash flows discounted at a rate of 14 percent per year. This write down resulted from significantly reduced revenue projections as compared to the initial projections that existed at the date of acquisition. The revisions in revenue projections included lower projected market growth and a lower percentage of projected NBX revenues coming from existing technology. As a result of this analysis, 3Com recorded a write down of $3.2 million for the Enterprise Networking segment.

The intangible assets related to the Call Technologies, Inc. (CTI) and LANSource Technologies, Inc. (LANSource) acquisitions consisted of core and existing technology and customer relationships. These intangible assets were written off completely as estimated future net cash flows were forecasted to be negative for the related product lines. These write offs were the result of significantly reduced revenue projections as compared to the initial projections that existed at the date of acquisition due primarily to the overall economic downturn in the telecommunications sector. As a result of its analyses, 3Com wrote off $4.4 million and $0.1 million for the CommWorks segment relating to the CTI and LANSource acquisitions, respectively.

All of these impairments were recorded in amortization and write down of intangibles and are components of contribution margin in the nine months ended February 28, 2003, as reported in Note 10.

Based on the carrying value of 3Com’s intangible assets as of February 28, 2003, remaining amortization is expected to be $1.5 million for the remainder of fiscal 2003, $5.8 million in fiscal 2004, $4.3 million in fiscal 2005, and $1.9 million in fiscal 2006.

8.             Accrued Warranty and Other Guarantees

Products are sold with varying lengths of warranty ranging from 90 days to the lifetime of the products.  Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with a warranty and historical warranty costs incurred. The Company also assesses its preexisting warranty obligations and may adjust the amounts based on actual experience or changes in future expectations.

The following table summarizes the activity in the warranty reserve for the nine months ended February 28, 2003 (in thousands):

Warranty Reserve

Accrued warranty, May 31, 2002	$53,289
Cost of warranty claims	(34,138)
Accruals for warranties issued during the period	23,207
Adjustments to preexisting warranties	4,175

Accrued warranty, February 28, 2003	$46,533

Prior to fiscal 2003, 3Com entered into several agreements whereby it had sold product to resellers who had, in turn, sold the product to others, and 3Com has guaranteed the payments of the end users. If all end users under these agreements were to default on their payments, as of February 28, 2003 the Company would be required to pay approximately $11.9 million. As deferred revenue associated with such sales approximates the guaranteed amounts and 3Com has the right to recover such products relating to the deferred cost of goods sold in the event of default, any payments resulting from end user defaults would not have a material impact on 3Com’s results of operations.

In connection with 3Com’s development of its Rolling Meadows, Illinois facility, the Company guaranteed a municipal bond in the amount of $2.5 million for site improvements, and payment of principal and interest were to be satisfied by sales tax revenue generated by 3Com’s sales in that municipality, with any shortfall being 3Com’s responsibility. 3Com intends to sell its Rolling Meadows facility, and plans to repay the principal amount and accrued interest with the proceeds from the sale of the facility. Additional amounts could also be owed to municipalities related to the sale of Rolling Meadows for the repayment of grants and incentives, which, subject to negotiations, could range up to $4.0 million and may also be paid at the time of sale.

9.             Stock Repurchase Program

In September 2002, 3Com’s Board of Directors approved a stock repurchase program providing for expenditures of up to $40.0 million and authorized a twelve-month time limit on such repurchases. In the second quarter of fiscal 2003, 3Com repurchased 0.4 million shares of its own common stock for $1.5 million. As discussed in Note 12, this program was superseded on March 19, 2003.

10.           Business Segment Information

The following tables display information on 3Com’s reportable segments (in thousands):

	Three Months Ended		Nine Months Ended
	February 28, 2003	March 1, 2002	February 28, 2003	March 1, 2002
Sales:
Enterprise Networking	$165,908	$196,739	$551,891	$591,219
Connectivity	50,619	106,111	199,840	363,463
CommWorks	28,423	51,789	94,976	175,250
Exited Product Lines	(24)	1,339	6,135	9,489
	$244,926	$355,978	$852,842	$1,139,421

Contribution Margin (Loss):
Enterprise Networking	$3,973	$(12,706)	$41,603	$(70,034)
Connectivity	12,874	(34,178)	70,408	(53,763)
CommWorks	(5,125)	(12,725)	(27,986)	(55,443)
Exited Product Lines	351	(4,494)	1,311	(26,275)
	$12,073	$(64,103)	$85,336	$(205,515)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	February 28, 2003	March 1, 2002	February 28, 2003	March 1, 2002
Total contribution margin (loss) from operating segments	$12,073	$(64,103)	$85,336	$(205,515)
Indirect operating expenses (1)	34,827	44,276	101,954	156,604
Restructuring charges	53,990	64,039	146,686	153,090
Loss on land and facilities, net	—	1,375	887	1,375
Total operating loss	(76,744)	(173,793)	(164,191)	(516,584)
Loss on investments, net	(14,570)	(12,302)	(33,122)	(19,572)
Interest and other income, net	5,177	9,302	18,683	55,100
Loss before income taxes and cumulative effect of change in accounting principle (2)	$(86,137)	$(176,793)	$(178,630)	$(481,056)

(1)          Indirect operating expenses include expenses that are not directly attributable to a reporting segment, such as corporate marketing and general and administrative expenses.

(2)          As discussed in Note 1, the cumulative effect of a change in accounting principle for the nine months ended February 28, 2003 related to the transitional goodwill impairment analysis that resulted in a write off of $45.4 million and $20.2 million of goodwill in the Enterprise Networking and CommWorks segments, respectively. These impairment charges were not included as a component of contribution margin (loss) as presented above.

11.           Litigation

3Com is a party to lawsuits in the normal course of its business.  Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict.  3Com believes that it has meritorious defenses in each of the cases set forth below in which it is named as a defendant and is vigorously contesting each of these matters.  An unfavorable resolution of one or more of these lawsuits could adversely affect its business, results of operations, or financial condition.  3Com cannot estimate the loss or range of loss that may be reasonably possible for any of the contingencies described.

In November 2000, a shareholder derivative and class action lawsuit, captioned Shaev v. Claflin, et al., No. CV794039, was filed in California Superior Court. The complaint alleges that 3Com’s directors and officers made misrepresentations and/or omissions and breached their fiduciary duties to the Company in connection with the adjustment of employee and director stock options in connection with the separation of 3Com and Palm Inc. (Palm). It is unclear whether the plaintiff is seeking recovery from 3Com or if 3Com was named solely as a nominal defendant, against whom the plaintiff seeks no recovery. On November 29, 2001, the Superior Court granted the defendants’ demurrer with leave to amend.  The plaintiff filed a First Amended Complaint to which defendants again demurred.  On July 9, 2002, the Superior Court again granted the defendants’ demurrer to the plaintiff’s First Amended Complaint with leave to amend.  On or about December 13, 2002, the plaintiff filed a Second Amended Complaint.  3Com’s demurrer to such Second Amended Complaint is currently pending before the Court.

On May 26, 2000, 3Com filed suit against Xircom, Inc. (Xircom) in the United States District Court for the District of Utah, Civil Action No. 2:00-CV-0436C alleging infringement of U.S. Patents Nos. 6,012,953, 5,532,898, 5,696,660, and 5,777,836, accusing Xircom of infringement of one or more of the claims of the patents-in-suit by reason of the manufacture, sale, and use of the RealPort and RealPort2 families of PC Cards, as well as a number of Xircom’s Type II PC Modem Cards.   On November 14, 2000, 3Com amended its complaint to assert infringement of then-newly issued U.S. Patent No. 6,146,209, also asserted against Xircom’s RealPort and RealPort2 families of products.  Xircom counter-claimed for a declaratory judgment that the asserted claims of the patents-in-suit were invalid and/or not infringed. On July 19, 2002 the Honorable Tena Campbell granted 3Com’s motion for a preliminary injunction on the 6,146,209 patent prohibiting Xircom from manufacturing, using, selling, offering to sell within the United States or importing into the United States 26 RealPort and RealPort2 products as identified in the Court’s order pending the final outcome of the lawsuit. Xircom appealed this ruling to the Court of Appeals for the Federal Circuit. In the second quarter of fiscal 2003, 3Com and Xircom announced the settlement of all litigation between them. Under the terms of the settlement, 3Com received $15.0 million for a paid-up technology license, which was recorded as royalty revenue; a consent judgment acknowledging the validity of 3Com patents and infringement by Xircom products, including RealPort and RealPort2, has been entered; cross licensing of the patents in suit has been agreed upon and the Xircom lawsuit against 3Com has been dismissed with prejudice.  3Com, Xircom and Intel Corporation, Xircom’s parent company, have also agreed upon a two-year limited covenant not to sue each other with respect to any patent infringement claims.

On September 21, 2000, Xircom filed an action against 3Com Corporation in the United  States  District  Court  for the Central District  of  California,  Case  No.:  00-10198  MRP, accusing 3Com of infringement  of U.S. Patents Nos. 5,773,332, 5,940,275, 6,115,257, and 6,095,851, accusing 3Com of infringement by reason of the manufacture, sale,  and  use of the 3Com 10/100 LAN+Modem CardBus Type III PC Card, the  3Com  10/100  LAN  CardBus  Type  III PC Card, the 3Com Megahertz® 10/100  LAN  CardBus PC Card, the 3Com Megahertz 10/100 LAN+56K Global Modem  CardBus  PC  Card  and  the  3Com  Megahertz 56K Global GSM and Cellular  Modem  PC  Card.    On July 6, 2001, Xircom filed a second action against 3Com, Case No. 01-05902 GAF JTLX, also filed in the United States District Court for the Central District of California, alleging infringement of U.S.  Patent No. 6,241,550.  The 6,241,550 patent was asserted against the 3Com 10/100 LAN+Modem CardBus Type III PC Card and the 3Com 10/100 LAN CardBus Type III PC Card products.  This second action asserting the 6,241,550 patent was consolidated with the first action, with both cases being heard by the Honorable Mariana R. Pfaelzer.  3Com counter-claimed for declaratory judgment that the asserted claims of the patents-in-suit were not infringed and/or invalid and that the claims of the 5,940,275 and 6,241,550 patents were unenforceable.  Xircom filed a motion for preliminary injunction seeking to enjoin 3Com from the continued manufacture and sale of its Type III PC card products.  The motion was heard on March 26, 2001 and was denied by the Court.  Xircom subsequently filed a motion for preliminary injunction on the 6,241,550 patent. Xircom’s second motion was resolved by agreement between the parties.  3Com continues to sell its type III PC cards, without the light pipe, which does not adversely affect the functionality of the cards. As discussed above, 3Com and Xircom settled all outstanding patent-related litigation in the second quarter of fiscal 2003.

On April 28, 1997, Xerox Corporation (Xerox) filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corporation in the United States District Court for the Western District of New York.  The case is now captioned Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corporation, Palm Computing, Inc., and Palm, Inc. (Civil Action Number 97-CV-6182T).  Xerox alleged willful infringement of United States Patent Number 5,596,656, entitled “Unistrokes for Computerized Interpretation of Handwriting.”  Xerox sought to recover damages and to permanently enjoin the defendants from infringing the patent in the future.  In 2000, the District Court dismissed the case, ruling that there was no infringement.  On appeal, the Court of Appeals for the Federal Circuit affirmed-in-part, reversed-in-part and remanded the case to the District Court.  On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the patent is valid, enforceable, and infringed.  The defendants then filed a Notice of Appeal.  On February 22, 2002, the District Court denied Xerox’s motion for an injunction prohibiting further alleged infringement during the appeal and ordered the defendants to post a bond in the amount of $50 million.  Xerox then appealed the denial of the injunction.  On February 20, 2003, the Court of Appeals issued its decision affirming in part and reversing in part the order of the trial court.  The Court of Appeals affirmed the grant of summary judgment of infringement, reversed the grant of summary judgment of validity and remanded the case to the trial court to conduct a complete validity analysis.  In connection with the separation of Palm from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement, dated February 26, 2000, between 3Com and Palm, Palm agreed to indemnify and hold 3Com harmless for any damages or losses that might arise out of the Xerox litigation.

On August 14, 2001, 3Com filed suit against Broadcom Corporation (Broadcom) in California Superior Court, captioned 3Com Corporation v. Broadcom Corporation, CV800685, seeking to recover from Broadcom, pursuant to a promissory note, the principal amount of $21.1 million together with interest thereon and attorney fees. On January 8, 2002, Broadcom filed its answer denying that any sums are due and asserting numerous affirmative defenses. In the second quarter of fiscal 2003, 3Com and Broadcom settled this suit.  Under the terms of the settlement agreement, Broadcom will pay 3Com $22.0 million dollars, representing principal and a portion of prior periods’ accrued interest, plus additional interest as it accrues during the repayment period. Broadcom is required to make five quarterly installments, beginning in November 2002, of $4.4 million, plus additional accrued interest, and as of February 28,

2003, Broadcom was current in its payment of installments to satisfy its obligation.  Broadcom also agreed to entry of a stipulated judgment in 3Com’s favor for $22.0 million, plus interest. 3Com agreed to extend the terms of the warrant held by Broadcom to purchase 7.1 million shares of 3Com common stock for an additional 12 months to December 4, 2003.

On March 4, 2003, 3Com filed suit against PCTEL, Inc., (PCTEL) in the United States District Court for the Northern District of Illinois, Civil Action Number 03C 1582 alleging infringement of United States Patents Numbered 5,872,836, 5,646,983, 5,724,413, 6,097,794, 6,696,660, 5,532,898 and 5,777,836.   On March 5, 2003, PCTEL filed suit against 3Com in the United States District Court for the Northern District of California, Civil Action Number C 03 0982 alleging infringement of United States Patent Number 4,841,561 entitled “Operating default group selectable data communication equipment” and further seeking a declaration that PCTEL does not infringe 3Com Patents Numbered 5,872,836, 5,646,983, 5,724,413, 6,097,794, 6,696,660, 5,532,898 and 5,777,836, and that such patents are void and invalid.

On September 25, 2000 Northrop Grumman Corporation (Northrop) filed suit in the United States District Court for the Eastern District of Texas, Civil Action No. 1:00CV-652, against Intel Corporation, 3Com Corporation, Xircom, Inc., D-Link Systems, Inc. and The Linksys Group, Inc. alleging infringement of United States Patent Number 4,453,229 which was issued in 1982.  Based on the trial court’s claim construction after a Markman Hearing on June 8, 2001, and briefing by the parties, the trial court entered a judgment of noninfringement in favor of defendants 3Com and Linksys Group, Inc. from which Northrop appealed.  On March 31, 2003, the United States Court of Appeals for the Federal Circuit issued its ruling reversing the order of the trial court and remanding the case back to the trial court for further proceedings.

12.                                 Subsequent Events

On March 4, 2003, 3Com announced it had entered into a definitive agreement to sell its CommWorks business whereby, pending regulatory approval, the purchaser will acquire the operations and certain assets and assume certain liabilities of the CommWorks business in exchange for approximately $100 million of cash, subject to certain closing adjustments. As a result of this agreement, 3Com will account for CommWorks as a discontinued operation beginning in the fourth quarter of fiscal 2003. 3Com will retain ownership of or receive a license to use any intellectual property rights related to its CommWorks business that are also used in 3Com’s other business segments.

At its meeting on March 13, 2003, the Board of Directors approved a new stock repurchase program providing for expenditures of up to $100.0 million and authorized a two-year time limit on such repurchases. This was subject to certain conditions that were met on March 19, 2003. This new stock repurchase program superseded the stock repurchase program that was approved in September 2002.

On March 19, 2003, 3Com announced an agreement to form a joint venture with Huawei Technologies Limited that will be domiciled in Hong Kong with principal operations in Hangzhou, China. 3Com will contribute to the joint venture $160 million in cash, assets related to its operations in China and Japan, and licenses to its related intellectual property in exchange for 49% ownership of the joint venture. Operations of the joint venture will relate to 3Com’s Enterprise Networking segment and are expected to begin in the first quarter of fiscal 2004, pending various regulatory approvals.

3Com Corporation

Item 2.                            Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•                  Relationship with customers, suppliers and strategic partners, including the formation of joint ventures;

•                  Acquisition and disposition activity;

•                  Credit facility and ability to raise financial capital;

•                  Real estate arrangements;

•                  Activities of 3Com Ventures;

•                  Global economic, social, and geopolitical conditions;

•                  Ability to identify and respond to trends, including the trend toward increased siliconization;

•                  Tax position;

•                  Employees;

•                  Sources of competition;

•                  Protection of intellectual property;

•                  Outcome and effect of current and potential future litigation;

•                  Accounting practices, including the adoption of accounting pronouncements;

•                  Trading price of our common stock;

•                  Effective of government regulation; and

•                  Security of computer systems.

You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

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

Overview

In the fourth quarter of fiscal 2001 we undertook several initiatives aimed at driving revenue growth and cutting costs in an attempt to return the Company to profitability. This included exiting certain product lines that were not expected to yield a return on investment in the near term. After exiting these products, we were organized around three business units. These business units operated throughout all of fiscal 2002—Business Connectivity Company (BCC), Business Networks Company (BNC), and CommWorks. During fiscal 2002, we experienced continued declining revenues, most pronounced in BCC as a result of a shift in the market to less expensive, silicon-based products, and in CommWorks as a result of the steep reduction in capital spending of telecommunications carriers and service providers. In response to such conditions, we looked to drive additional costs out of the business, including headcount reductions, long term asset retirements, and outsourcing manufacturing that resulted in facilities consolidation. We recorded $167.5 million in restructuring charges in fiscal 2002 as result of these actions.

In the first quarter of fiscal 2003, we undertook several additional initiatives to achieve further cost savings. The first of these actions included the integration of BCC into BNC in order to achieve cost savings from the consolidation of certain functions, and restructuring charges resulted from this action. This integration, however, did not substantially change our structure that consists of three operating units. In fiscal 2002, the business units were BCC, BNC, and CommWorks. Effective for fiscal 2003, our business units are 1) Connectivity, which includes the majority of products previously managed under BCC, 2) Enterprise Networks, which includes all of the products previously managed under BNC as well as certain wireless and security offerings that were formerly part of BCC, and 3) CommWorks.

In the first nine months of fiscal 2003 we saw the continued downward trend in revenue noted in fiscal 2002. In response to this trend, we have taken additional measures to reduce costs. We have reduced headcount, outsourced certain information technology (IT) functions, and continued our pursuit of selling excess facilities. All of these actions have generated restructuring charges, but also have resulted in reductions in sales and marketing, research and development, and general and administrative expenses. If market conditions continue to decline, further cost cutting measures will be pursued, which may result in additional severance and lease abandonment costs recorded in restructuring charges.

In addition, on March 4, 2003 we announced our intention to sell the operations and certain net assets of our CommWorks business for approximately $100 million in cash, subject to certain closing adjustments. As a result, CommWorks will be reported as a discontinued operation for current and prior periods starting in the fourth quarter of fiscal 2003.

On March 19, 2003, we announced an agreement to form a joint venture with Huawei Technologies, Limited that will be domiciled in Hong Kong with principal operations in Hangzhou, China. We will contribute to the joint venture $160 million in cash, assets related to our operations in China and Japan, and licenses to our related intellectual property in exchange for 49% ownership of the joint venture. Operations of the joint venture will relate to our Enterprise Networking segment and are expected to begin in the first quarter of fiscal 2004, pending various regulatory approvals.

Critical Accounting Policies

Our significant accounting policies require us to make estimates and assumptions that affect the amounts reported by us. The following items require the most significant judgment and often involve complex estimation:

Revenue recognition:  We recognize a sale when the product has been delivered and risk of loss has passed to the customer, collection of the resulting receivable is reasonably assured, persuasive evidence of an arrangement exists, and the fee is fixed or determinable. The assessment of whether the fee is fixed or determinable considers whether a significant portion of the fee is due after our normal payment terms. If we determine that the fee is not fixed or determinable, we recognize revenue at the time the fee becomes due, provided that all other revenue recognition criteria have been met. For arrangements with multiple elements, such as sales of products that include maintenance or installation, revenue is allocated to each respective element separately. Also, sales arrangements, particularly with CommWorks customers, may contain customer-specific product acceptance requirements, and revenue is not recognized unless customer acceptance has been received.

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

For sales of products that contain software that is marketed separately, the provisions of Statement of Position 97-2 are applied. Sales of service and maintenance revenue are recognized upon delivery and completion of the service or, in the case of maintenance and support contracts, ratably over the contract term, provided that all other revenue recognition criteria have been met. Royalty revenue from licensing is recognized as earned.

Allowance for doubtful accounts: We continuously monitor payments from our customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When we evaluate the adequacy of our allowances for doubtful accounts, we take into account various factors including our accounts receivable aging, customer credit-worthiness, historical bad debts, and geographic and political risk. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of February 28, 2003, our net accounts receivable balance was $120.2 million.

Inventory:  Inventory is stated at the lower of standard cost, which approximates cost, or net realizable value. Cost is based on a first-in, first-out basis. We review the net realizable value of inventory, both on hand as well as for inventory that we are committed to purchase, in detail on an on-going basis, with consideration given to deterioration, obsolescence, and other factors. If actual market conditions differ from those projected by management, and our estimates prove to be inaccurate, additional write downs or adjustments to cost of sales may be required. Additionally, we may realize benefits through cost of sales for sale or disposition of inventory that had been previously written off. As of February 28, 2003, our inventory balance was $41.3 million.

Goodwill and intangible assets:  We review the value of our long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. During fiscal 2002, we recognized $70.1 million of write downs of goodwill and intangible assets, and in the first nine months of fiscal 2003 we recorded $7.7 million of additional intangible asset write downs, as well as a $65.6 million write off of goodwill in our Enterprise Networking and CommWorks segments resulting from the transitional goodwill impairment evaluation under Statement of Financial Accounting Standards (SFAS) 142. As of February 28, 2003, we had $13.5 million of net intangible assets and $0.9 million of goodwill remaining on the balance sheet, which we believe to be realizable based on the estimated future cash flows of the associated products and technology. However, it is possible that the estimates and assumptions used, such as future sales and expense levels, in assessing the carrying value of these assets may need to be reevaluated in the case of continued market deterioration, which could result in further impairment of these assets.

Restructuring charges: Over the last several years we have undertaken significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities. These plans have required us to utilize significant estimates related to held for sale properties, which resulted in both accelerated depreciation charges and write downs of those properties. In addition, we have had to record estimated expenses for severance and outplacement costs, lease cancellations, long-term asset write downs, and other restructuring costs. Given the significance and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. The accounting for restructuring costs and asset impairments requires us to record provisions and charges when we have a formal and committed plan and when a liability is incurred. Our policies require us to continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. As management continues to evaluate the business, there may be additional charges for new restructuring activities as well as changes in estimates to amounts previously recorded.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three months ended		Nine months ended
	February 28, 2003	March 1, 2002	February 28, 2003	March 1, 2002

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	54.1	62.5	51.5	71.1
Gross margin	45.9	37.5	48.5	28.9
Operating expenses:
Sales and marketing	28.1	22.1	23.9	23.7
Research and development	16.0	20.3	15.8	20.3
General and administrative	10.4	7.7	9.1	8.5
Amortization and write down of intangibles	0.7	17.8	1.7	8.2
Restructuring charges	22.0	18.0	17.2	13.4
Loss on land and facilities, net	—	0.4	0.1	0.1
Total operating expenses	77.2	86.3	67.8	74.2
Operating loss	(31.3)	(48.8)	(19.3)	(45.3)
Loss on investments, net	(6.0)	(3.5)	(3.9)	(1.7)
Interest and other income, net	2.1	2.6	2.2	4.8
Loss before income taxes and cumulative effect of change in accounting principle	(35.2)	(49.7)	(21.0)	(42.2)
Income tax provision (benefit)	(2.8)	16.6	0.1	8.0
Loss before cumulative effect of change in accounting principle	(32.4)	(66.3)	(21.1)	(50.2)
Cumulative effect of change in accounting principle	—	—	(7.7)	—

Net loss	(32.4)%	(66.3)%	(28.8)%	(50.2)%

Sales

Sales in the third quarter of fiscal 2003 totaled $244.9 million, a decrease of $111.1 million, or 31 percent, compared to the same quarter one year ago.  Sales in the first nine months of fiscal 2003 were

$852.8 million, a decrease of $286.6 million, or 25 percent, compared to the same period one year ago.

Enterprise Networking. Sales of Enterprise Networking products (switches, hubs, networked telephony, wireless Local Area Networks (LANs) and wireless Network Interface Cards (NICs)), and professional services in the third quarter of fiscal 2003 were $165.9 million, a decrease of $30.8 million, or 16 percent, compared to the same quarter one year ago. Sales of Enterprise Networking products and services in the first nine months of fiscal 2003 were $551.9 million, a decrease of $39.3 million, or seven percent, compared to the first nine months of fiscal 2002. The decline in product sales from the same quarter one year ago was primarily due to a decline in sales of Layer 2 fixed-configuration 10/100 managed switching of $16.8 million due mainly to average selling price (ASP) erosion, a decrease in our shared hub product lines of $10.3 million in line with a general technology shift towards switching, and a decline of $6.2 million in DSL routers due to heavy price competition in this commodity product.  We also experienced a decline in service revenues of $4.7 million due to fewer maintenance contract renewals. Partially offsetting the third quarter declines was an increase of $5.5 million in the sales of Layer 3 fixed-configuration Gigabit switches, which benefited from new product introductions and an overall growing market.

The decline in sales for the first nine months of fiscal 2003 versus the same period one year ago was primarily driven by the same factors impacting the changes in the third quarter of fiscal 2003 as compared to the same period one year ago, including a decrease in the sales of our shared hub product lines of $34.8 million, a decrease in DSL routers of $22.7 million, and a decrease in service revenues of $18.4 million.  These year-to-date declines were partially offset by an increase in the sales of our Layer 3 fixed-configuration Gigabit switches of $21.1 million, and an increase of the sales of our LAN Telephony products of $11.9 million, which benefited from an overall growing market. Sales of Enterprise Networking products and services in the third quarter and first nine months of fiscal 2003 represented 68 percent and 65 percent of total sales, respectively, compared to 55 percent and 52 percent in the third quarter and first nine months of fiscal 2002, respectively.

Connectivity.  Sales of Connectivity products (wired NICs, Personal Computer (PC) Cards, LAN-On-Motherboard application-specific integrated circuits, and Mini-Personal Computer Interface (PCI)) in the third quarter of fiscal 2003 were $50.6 million, a decrease of $55.5 million, or 52 percent, compared to the same quarter one year ago. Sales of Connectivity products in the first nine months of fiscal 2003 were $199.8 million, a decrease of $163.6 million, or 45 percent, compared to the first nine months of fiscal 2002. The decline in sales from the same periods one year ago was due largely to lower volumes. For both the third quarter and first nine months of fiscal 2003, unit shipments decreased 45 percent when compared to the same periods one year ago.

Factors that reduced volumes were a shift in the market from NICs, PC Cards and Mini-PCI form factors to alternatives that have network functionality imbedded in PC chipsets where we have lower market share, and lower sales to our original equipment manufacturer (OEM) partners. While declining ASPs resulting from competition placed further downward pressure on revenues, this was partially mitigated by a favorable product mix shift, including a higher percentage of sales to the distribution channel relative to sales to OEMs, which normally have lower ASPs, as well as increased sales of our Gigabit Ethernet products, which have higher ASPs. Additionally, the decline in sales in the first nine months of fiscal 2003 was partially offset by the recognition of $15.0 million in royalty revenue from a paid-up license resulting from the settlement of patent litigation with Xircom Inc. as discussed in Note 11 of the condensed consolidated financial statements. Sales of Connectivity products in the third quarter and first nine months of fiscal 2003 represented 21 percent and 23 percent of total sales, respectively, compared to 30 percent and 32 percent in the third quarter and first nine months of fiscal 2002, respectively.

CommWorks. Sales of CommWorks® products (wireline and Internet Protocol (IP) telephony solutions and wireless access solutions) and professional services in the third quarter of fiscal 2003 were $28.4 million, a decrease of $23.4 million, or 45 percent, compared to the same quarter one year ago.   For the first nine months of fiscal 2003, sales of CommWorks products and services were $95.0 million, a decrease of $80.3 million, or 46 percent, compared to the first nine months of fiscal 2002. These decreases were attributable to a decline in sales of both wireline and wireless products, as well as in sales of professional services. Declining revenue trends continue to reflect the overall condition of the markets in which CommWorks offers solutions.  Telecommunications carriers and service providers continue to reduce and delay capital expenditures as industry conditions remain depressed. Sales of CommWorks products and services in both the third quarter and first nine months of fiscal 2003 represented 11 percent of total sales, compared to 15 percent in both the third quarter and first nine months of fiscal 2002.

Exited Product Lines. Sales of exited product lines (analog-only modems and high-end LAN and Wide Area Network chassis products, internet appliances, and consumer cable and DSL modem products) were negligible in the third quarter of both fiscal 2003 and 2002. Sales of exited products for the first nine months of fiscal 2003 were $6.1 million, compared to $9.5 million for the same period one year ago. Sales of exited product lines were substantially eliminated by the second quarter of fiscal 2002 resulting from our business restructuring and change in strategic focus, and the sales in the first nine months of fiscal 2003 resulted mainly from the first quarter recognition of revenue that was deferred as of May 31, 2002. Sales of exited products as a percentage of total sales in the third quarter of both fiscal 2003 and 2002 were nil.  Sales of exited products in both the first nine months of fiscal 2003 and 2002 were one percent of total sales.

Geographic

In the third quarter and first nine months of fiscal 2003, U.S. sales decreased 45 percent and 29 percent, respectively, as compared to the same periods one year ago. International sales for both the third quarter and first nine months of fiscal 2003 decreased 23 percent. U.S. sales represented 30 percent of total sales in the third quarter of fiscal 2003, compared to 38 percent in the third quarter of fiscal 2002, and represented 38 percent and 40 percent of total sales in the first nine months of fiscal 2003 and 2002, respectively. The decline in international sales spanned all major geographic regions.

Gross Margin

Gross margin as a percentage of sales was 45.9 percent in the third quarter of fiscal 2003, compared to 37.5 percent in the third quarter of fiscal 2002.  Gross margin improved approximately eight percentage points due largely to reductions in materials costs as a result of design changes and component cost improvements, primarily in our Enterprise Networking and Connectivity segments. Gross margin in the third quarter of fiscal 2003 benefited from duty refunds totaling approximately $1.3 million and the sale or disposition of inventory that had previously been written off totaling $1.2 million.

Gross margin as a percentage of sales was 48.5 percent and 28.9 percent for the first nine months of fiscal 2003 and fiscal 2002, respectively. As compared to the same period one year ago, gross margin increased 11 percentage points due largely to reductions in materials costs resulting from design changes and component cost improvements, and a mix shift towards higher margin products primarily in our Enterprise Networking and Connectivity segments. Included in the mix shift of Connectivity products is an increase in the percentage of sales through the distribution channel versus OEM customers, which generally have lower ASPs. Gross margin benefited approximately one percentage point in the first nine months of fiscal 2003 due to the second quarter’s $15.0 million of royalty revenue in the Connectivity segment. Gross margin increased approximately three percentage points for the reduction of underutilized capacity in our manufacturing plants. Gross margin increased approximately three percentage points due mainly to the prior period’s excess and obsolete inventory provisions. These prior period provisions were largely the result of reduced demand and product transition of certain Connectivity products. Gross margin improved approximately a combined two percentage points from duty refunds totaling approximately $9.4 million, the sale or disposition of inventory that had previously been written off totaling $5.8 million, and lower post-sales support expenses.

Operating Expenses

Operating expenses in the third quarter of fiscal 2003 were $189.1 million, or 77.2 percent of sales, compared to $307.3 million, or 86.3 percent of sales, in the third quarter of fiscal 2002.  Operating expenses in the third quarter of fiscal 2003 included amortization and write down of intangibles of $1.7 million and restructuring charges of $54.0 million.  Operating expenses in the third quarter of fiscal 2002 included amortization and write down of intangibles of $63.5 million, restructuring charges of $64.0 million, and net losses on land and facilities of $1.4 million. Excluding these items, operating expenses for the third quarter of fiscal 2003 were $133.4 million, a decline of $44.9 million as compared to $178.3 million in the third quarter of fiscal 2002. The most significant components of the $44.9 million decrease were reductions of $23.4 million of direct employee and alternative workforce expenses, $11.6 million of project and research related expenses such as depreciation on engineering assets and project materials, and $7.8 million of IT-related expenses. These decreases were the result of cost reduction actions primarily related to our restructuring activities, which included headcount reductions, and long term asset write offs, a decline in the number of research projects, and IT outsourcing.

Operating expenses in the first nine months of fiscal 2003 were $577.9 million, or 67.8 percent of sales, compared to $845.8 million, or 74.2 percent of sales, in the first nine months of fiscal 2002. Operating expenses in the first nine months of fiscal 2003 included amortization and write down of intangibles of $14.2 million, restructuring charges of $146.7 million, net losses on land and facilities of $0.9 million, and $1.4 million of credits relating to bad debt that were recorded in general and administrative expenses. Operating expenses in the first nine months of fiscal 2002 included amortization and write down of intangibles of $92.9 million, restructuring charges of $153.1 million, net losses on land and facilities of $1.4 million, and $8.1 million of credits relating to bad debt that were recorded in general and administrative expenses. Excluding these items, operating expenses for the first nine months of fiscal 2003 were $417.5 million, a decline of approximately $189.1 million compared to $606.6 million in the first nine months of fiscal 2002. The most significant components of the $189.1 million decrease were reductions of $73.7 million of direct employee and alternative workforce expenses, $30.2 million of IT-related expenses, $25.9 million of project and research related expenses such as depreciation on engineering assets and project materials, $15.1 million of spending on marketing and advertising, and $9.4 million in facilities-related expenses. These decreases were the result of cost reduction actions primarily related to our restructuring activities, which included headcount reductions, IT outsourcing, long term asset write offs, a decline in the number of research projects, facilities consolidations, and general spending reductions.

Sales and Marketing.  Sales and marketing expenses in the third quarter of fiscal 2003 decreased $9.8 million, or 12 percent, compared to the third quarter of fiscal 2002, and increased to 28.1 percent of total sales for the third quarter of fiscal 2003, compared to 22.1 percent of total sales for the third quarter of fiscal 2002. Sales and marketing expenses in the first nine months of fiscal 2003 decreased $66.4 million, or 25 percent, compared to the first nine months of fiscal 2002.  As compared to the same quarter one year ago, almost two thirds of the spending decrease was attributable to direct employee-related expenses, with the second largest factor being the reduction in IT-related expenses, which comprised one fifth of the decrease. As compared to the same nine-month period one year ago, approximately one third of the decrease was attributable to direct employee-related expenses, with the second largest factor being the entirety of the reduction in spending on marketing and advertising, representing almost one quarter of the decrease. The third and fourth largest contributors were IT and facilities-related expenses, respectively, contributing a combined one fifth of the decrease.

Research and Development.  Research and development expenses in the third quarter of fiscal 2003 decreased $33.2 million, or 46 percent, compared to the third quarter of fiscal 2002, and decreased to 16.0 percent of total sales in the third quarter of fiscal 2003 compared to 20.3 percent of total sales in the third quarter of fiscal 2002.  Research and development expenses in the first nine months of fiscal 2003 decreased $96.8 million, or 42 percent, compared to the first nine months of fiscal 2002. As compared to the same quarter on year ago, a decline in direct employee-related expenses resulted in approximately two fifths of the decrease, with the second largest factor being the decrease in project and research related expenses such as depreciation on engineering assets and project materials, representing approximately one third of the decrease. The third largest factor was the decrease in IT-related expenses. As compared to the same nine-month period one year ago, a decline in direct employee-related expenses resulted in approximately two fifths of the decrease, with the second largest factor being the decrease in project and research related expenses such as depreciation on engineering assets and project materials, representing approximately one quarter of the decrease. The third and fourth largest contributors were in IT and facilities-related expenses, contributing almost a combined one fifth of the decrease.

General and Administrative.  General and administrative expenses in the third quarter of fiscal 2003 decreased $1.9 million, or seven percent, compared to the third quarter of fiscal 2002, and increased to 10.4 percent of total sales as compared to 7.7 percent of total sales in the third quarter of fiscal 2002. As compared to the same quarter one year ago, a decline in direct employee expenses was the largest contributor to the decrease in general and administrative expenses, with IT-related and legal expenses each being the next largest component. These and other decreases were partially offset by $4.0 million in increased consulting expenses relating to advisory services in support of the joint venture with Huawei. General and administrative expenses in the first nine months of fiscal 2003 decreased $19.1 million, or 20 percent, compared to the first nine months of fiscal 2002. The prior nine-month period included $6.7 million of incremental credits relating to bad debt as compared to the first nine months of fiscal 2003; excluding these incremental prior period credits, the decrease in general and administrative expenses was $25.8 million.  As compared to the same nine-month period one year ago, a decline in direct employee-related expenses resulted in almost half of the $25.8 million decrease, with IT-related spending reductions contributing one quarter of the decrease. Additional savings were realized for decreased facilities and other expenses.

Amortization and Write Down of Intangibles.  Amortization and write down of intangibles in the third quarter and first nine months of fiscal 2003 decreased $61.8 million and $78.7 million, respectively, compared to same periods one year ago. Due to the adoption of SFAS 142 on June 1, 2002, we stopped amortizing goodwill, resulting in reductions in amortization of $9.0 million and $26.9 million for the third quarter and first nine months of fiscal 2003, respectively. There were no impairment charges for the third quarter of fiscal 2003, as compared to a charge of $50.9 million that was recorded in the third quarter of fiscal 2002 relating to the goodwill and developed product technology associated with the acquisition of the Gigabit Ethernet NIC business of Alteon Websystems (Alteon) in the Enterprise Networking segment. Impairment charges for the first nine months of fiscal 2003 included write downs of $3.2 million of intangible assets in our Enterprise Networking segment relating to the NBX Corporation acquisition, and write offs of $4.4 million and $0.1 million of intangible assets in our CommWorks segment relating to the Call Technologies, Inc. and LANSource Technologies, Inc. (LANSource) acquisitions, respectively, all of which were recorded in the second quarter of fiscal 2003.  Impairment charges for the first nine months of fiscal 2002 included the Alteon impairment, as well as a $3.5 million write down of intangible assets and associated goodwill related to the LANSource acquisition. The remainder of the decrease as compared to the same periods one year ago was due to lower amortization that resulted from the previously recorded impairments of intangible assets.

Restructuring Charges.  Restructuring charges in the third quarter and first nine months of fiscal 2003 were  $54.0 million and $146.7 million, respectively. Expenses for the third quarter of fiscal 2003 were composed primarily of charges for accelerated depreciation and write downs of facilities, severance and outplacement costs, and long-term asset write downs. The facilities charges in the third quarter of fiscal 2003 included charges of $41.4 million related to accelerated depreciation and impairments of facilities in Santa Clara, California. In addition to these charges, facilities charges in the first nine months of fiscal 2003 also included a $31.2 million loss on the sale of our Marlborough, Massachusetts property, $9.0 million additional accelerated depreciation of buildings in Santa Clara, write downs of properties in Ireland and the U.K. of $7.5 million and $6.6 million, respectively, and a credit of $0.4 million related to the sale of our Mount Prospect, Illinois facility. Restructuring charges for the first nine months of fiscal 2003 were the result of the consolidation of our real estate portfolio, the integration of our Business Connectivity Company and Business Networks Company, IT outsourcing efforts, and continued cost reduction actions. Restructuring charges in the third quarter and first nine months of fiscal 2002 were $64.0 million and $153.1 million, respectively.

Expenses for the third quarter of fiscal 2002 included $21.3 million in write downs of held for sale property in Santa Clara and Mount Prospect, $14.3 million for the loss on the sale of our Singapore manufacturing facility, severance and outplacement costs, and long-term asset write-downs. Expenses for the first nine months of fiscal 2002 included these same components, plus $22.8 million of accelerated depreciation on our Mt. Prospect facility. These charges were the result of both cost reduction actions we took to restructure our operations that were announced on December 21, 2000, as well as consolidation of our manufacturing facilities and the discontinuation of our consumer cable and

DSL modem product lines as announced during June 2001. Additional cost reduction efforts that could likely occur in future periods include employee severance charges if our business activity continues to decline and additional cost reduction efforts are necessary. In addition, a number of our facilities are classified as held for sale as a result of our restructuring program, particularly in Santa Clara where real estate market values have been declining. Additional write downs could result from changes in the market values of those properties, as well as from properties that are classified as held for sale in future periods, such as our Rolling Meadows facility, which houses our CommWorks business.  Once the Commworks sale closes, the Rolling Meadows facility will be classified as an asset held for sale, and the Company would take an approximate loss on this facility in the range of $40 million to $60 million, subject to a final appraisal on the building.

Loss on Land and Facilities, Net.  The net loss on land and facilities in the first nine months of fiscal 2003 and 2002 was $0.9 million and $1.4 million respectively. Charges in both periods related to the write down of our Salt Lake City, Utah facility, which was sold in the second quarter of fiscal 2003. This facility was classified as held for sale prior to the inception of our restructuring programs and therefore the net losses associated with it were not the result of restructuring actions and were not recorded as a part of restructuring charges.

Loss on Investments, Net

Net loss on investments in the third quarter of fiscal 2003 was $14.6 million, due primarily to market value adjustments of limited partner venture funds and write downs of long term equity investments. Net loss on investments in the third quarter of fiscal 2002 was $12.3 million, due primarily to sales of marketable equity securities and declines in the value of publicly-traded equity securities determined to be other-than-temporary. Net loss on investments in the first nine months of fiscal 2003 was $33.1 million, due primarily to market value adjustments in limited partner venture funds, write downs of long term equity investments, and sale of investments in limited partner venture funds. Net loss on investments in the first nine months of fiscal 2002 was $19.6 million, due primarily to losses on the sales of marketable equity securities and declines in the value of publicly-traded equity securities determined to be other-than-temporary and in limited partnership venture capital funds.

Interest and Other Income, Net

Interest and other income, net, in the third quarter of fiscal 2003 was $5.2 million, a decrease of $4.1 million compared to the third quarter of fiscal 2002. The decrease in interest and other income, net, compared to the same quarter one year ago was due primarily to lower interest income as a result of lower interest rates. In the first nine months of fiscal 2003, interest and other income, net, was $18.7 million, a decrease of $36.4 million compared to the first nine months of fiscal 2002.  The decrease in interest and other income, net, as compared to the same period one year ago was due to the decline in interest rates, increased borrowing costs associated with our term loan and revolving line of credit, and the receipt of $12 million of interest income on the tax refund received in the second quarter of fiscal 2002. These declines were partially offset by the collection in the first quarter of fiscal 2003 of approximately $5.1 million of additional interest income that primarily related to the fiscal 2002 tax refund.

Income Tax Provision

We recorded an income tax benefit of $6.9 million for the third quarter of fiscal 2003 and an income tax expense of $1.1 million for the first nine months of fiscal 2003, compared to expense of $59.3 million for the third quarter of fiscal 2002 and expense of $91.1 million for the first nine months of fiscal 2002. The tax benefit in the third quarter was the result of a $17.7 million benefit of a net operating loss carryback made possible by the Job Creation and Worker Assistance Act of 2002, offset by $10.8 million to provide for taxes in foreign and state jurisdictions. The tax expense in the first nine months of fiscal 2003 was the result of an $18.8 million charge to provide for taxes in foreign and state jurisdictions, offset by a $17.7 million benefit of a net operating loss carryback made possible by the Job Creation and Worker Assistance Act of 2002. The tax expense in the third quarter and first nine months of fiscal 2002 was the result of a write down of a deferred tax asset that previously had been supported by the appreciation in our real estate portfolio and providing for taxes in foreign and state jurisdictions.

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

Liquidity and Capital Resources

Cash and equivalents and short-term investments at February 28, 2003 were $1,441.1 million, an increase of approximately $59.0 million compared to the balance of $1,382.0 million at May 31, 2002.

For the nine months ended February 28, 2003, net cash provided by operating activities was $78.2 million.  Accounts receivable at February 28, 2003 decreased $27.0 million from May 31, 2002 to $120.2 million.  Days sales outstanding in receivables increased to 44 days at February 28, 2003, compared to 39 days at May 31, 2002 primarily due to an increase in the percentage of quarterly sales made towards the end of the third quarter of fiscal 2003 as compared to the fourth quarter of fiscal 2002.  Inventory at February 28, 2003 decreased $13.1 million from May 31, 2002 to $41.3 million.  Annualized inventory turnover was 12.4 turns for the quarter ended February 28, 2003, compared to 11.3 turns for the quarter ended May 31, 2002.  Other assets at February 28, 2003 decreased $23.6 million from May 31, 2002, primarily due to collections of non-trade receivables. Accounts payable and accrued liabilities and other at February 28, 2003 decreased $60.4 million from May 31, 2002, and includes the final payment related to excess manufacturing capacity.  Income taxes payable, net, remained flat due mainly to payments of local taxes being offset by the receipt of a $5.0 million federal income tax refund.

3Com Ventures selectively makes strategic investments in privately-held companies and in limited partnership venture capital funds, which in turn invest in privately-held companies. This may include a strategic commercial or technology relationship, such as a component supply agreement or technology license arrangement, with these privately-held companies. These investments were entered into with the intention of complementing our business strategies and research and development efforts. In the first nine months of fiscal 2003 we sold our interest in several limited partnership venture capital funds. We collected proceeds of $4.4 million associated with the sale of these funds, recorded a $5.4 million loss on the sale and, as part of the terms of the transaction, with the approval of the funds’ general partners transferred the obligations of future capital calls associated with such funds. 3Com Ventures has made strategic investments of $2.7 million over the last nine months and has committed to make additional capital contributions to certain venture capital funds totaling $14.4 million. We are contractually obligated to provide funding upon calls for capital. The expiration dates for such capital calls are generally five to eight years from the inception of the fund, and the amounts and timing of such calls during that period are entirely at the discretion of the funds’ general partners. We estimate that we will pay approximately $3.6 million over the next twelve months as capital calls are made.

During the nine months ended February 28, 2003, we made $17.7 million in capital expenditures, primarily for projects relating to facilities consolidation projects, information systems, and new product introductions. Additionally, we collected $80.7 million from sales of property and equipment, including facilities in Marlborough, Mount Prospect, and Salt Lake City for net proceeds of $56.6 million, $17.8 million, and $4.2 million, respectively. As of February 28, 2003, capital expenditure commitments outstanding were not material. Additionally, we have commitments relating to royalty and patent licenses, the technologies of which are incorporated into our products that extend through May 2005. As of February 28, 2003, these commitments were approximately $31.7 million, $9.5 million of which are expected to be paid over the next 12 months.

We have several agreements whereby we have sold product to resellers who have, in turn, sold the product to end users, and we have guaranteed the payments of the end users to our customers. If all end users under these agreements were to default on their payments, as of February 28, 2003 we would be required to pay approximately $11.9 million. As deferred revenue associated with such sales approximates the guaranteed amounts and we have the right to recover such products relating to the deferred cost of goods sold in the event of default, any payments resulting from end user defaults would not have a material impact on our results of operations.

As of February 28, 2003, we had $67.6 million outstanding on our term loan and no cash advances drawn on our revolving line of credit. During the first nine months of fiscal 2003 we repaid the entire $70.0 million line of credit balance and $30.0 million on our term loan. Included in the term loan repayments are three quarterly repayments of $7.5 million each, plus an additional $7.5 million due to the sale of our Mount Prospect facility as was required under the terms of the financing agreement.

During the nine months ended February 28, 2003, we collected $8.4 million plus interest on the note receivable from the sale of warrants to Broadcom Corporation (Broadcom). This note was previously the subject of litigation between us and Broadcom, which was settled in the second quarter of fiscal 2003, as discussed in Note 11 of the condensed consolidated financial statements.

During the nine months ended February 28, 2003, we repurchased 0.4 million shares of common stock for $1.5 million, and received net cash of $12.6 million from the sale of approximately 4.4 million shares of common stock to employees through our employee stock purchase and option plans. Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We consider our option program critical to our operation and productivity; essentially all of our employees participate. The program consists of three plans: one under which officers and employees may be granted options to purchase shares of our stock, one under which non-employee directors are granted options, and a broad-based plan under which options may be granted to all employees other than officers and directors.

As of February 28, 2003, our outstanding stock options as a percentage of outstanding shares was 27 percent. This potential dilutive effect of stock options to existing stockholders is an area of attention of senior management and is mainly the result of the effect of our distribution of Palm, Inc. common stock in the first quarter of fiscal 2001. As a result of the distribution, the number of shares subject to option grants was adjusted to preserve the intrinsic value of the stock options, resulting in an increase of 134 million options, and bringing the total option shares outstanding to 169 million at the time of the distribution. As a result of employee reductions and management of new grants, we have been able to reduce the number of outstanding options 43 percent since the Palm distribution.

Stock option activity during the first nine months of fiscal 2003 and stock option detail as of February 28, 2003, were as follows:

(Shares in thousands)	Number of shares	Weighted average exercise price
Outstanding, May 31, 2002	111,102	$7.25

Granted	12,591	4.48
Exercised	(2,197)	2.97
Canceled	(24,744)	7.51
Outstanding, February 28, 2003	96,752	$6.92

			Outstanding options as of February 28, 2003		Exercisable options as of February 28, 2003
Range of exercise prices			Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
			(in thousands)		(in thousands)

$0.13	-	$4.80	27,299	$4.27	12,241	$4.02
4.81	-	5.54	19,095	5.37	13,598	5.39
5.55	-	6.68	19,521	5.96	17,589	5.97
6.71	-	11.73	18,505	8.78	13,308	8.69
11.76	-	21.57	12,332	13.94	7,354	13.95
Total			96,752	$6.92	64,090	$6.96

The following table summarizes our equity compensation plans as of February 28, 2003

(Shares in thousands)	Number of securities to be issued upon exercise of options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)

Equity compensation plans approved by stockholders	26,127	$7.50	45,787
Equity compensation plans not approved by stockholders*	68,418	6.81	84,117

Total	94,545	$7.00	129,904

*Excludes 2.2 million outstanding options with an average exercise price of $3.66. These options were assumed in connection with acquisitions and no additional options are available for future issuance under such plans.

Options issued and available for future issuance outside of the stockholder-approved plans have been issued under our broad based plan, which is the 1994 Stock Option Plan, as amended. Options granted from this plan are granted at fair value, vest over two to four years, and expire ten years after the date of grant.

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

Effects of Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, “Business Combinations” which addresses the financial accounting and reporting for business combinations and supersedes Accounting Principles Board (APB) Opinion 16, “Business Combinations,” and SFAS 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” SFAS 141 requires that all business combinations be accounted for by the purchase method, modifies the criteria for recognizing intangible assets, and expands disclosure requirements. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. We adopted SFAS 141 on June 1, 2002. The adoption of SFAS 141 did not have a material impact on our results of operations or statements of financial position.

In June 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets,” which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion 17, “Intangible Assets.” SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. In addition, SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS 142 are to be reported as a change in accounting principle.

We adopted SFAS 142 on June 1, 2002 and ceased amortization of net goodwill totaling $66.5 million, which included $0.7 million of acquired workforce intangible assets previously classified as purchased intangible assets; amortization continues on net finite-lived intangible assets, with remaining useful lives of generally two to three years and totaling $13.5 million as of February 28, 2003 as discussed in Note 7 of the condensed consolidated financial statements. In the first quarter of fiscal 2003, we completed the first phase of the SFAS 142 analysis, which indicated that an impairment might have existed for the goodwill associated with our Enterprise Networking and CommWorks segments. In the second quarter of fiscal 2003, we completed the transitional goodwill impairment evaluation and recorded a charge totaling $65.6 million as a change in accounting principle effective June 1, 2002 to write off goodwill of $45.4 million in the Enterprise Networking segment and $20.2 million in the CommWorks segment. The remaining recorded goodwill after this impairment charge was $0.9 million, and related solely to the Connectivity segment. A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill and acquired workforce amortization follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	February 28, 2003	March 1, 2002	February 28, 2003	March 1, 2002

Reported net loss	$(79,242)	$(236,134)	$(245,336)	$(572,192)
Add back goodwill and acquired workforce amortization	—	8,975	—	26,937
Adjusted net loss	$(79,242)	$(227,159)	$(245,336)	$(545,255)

Reported net loss per share-Basic and Diluted:	$(0.22)	$(0.67)	$(0.68)	$(1.65)
Add back goodwill and acquired workforce amortization	—	0.02	—	0.08
Adjusted net loss-Basic and Diluted	$(0.22)	$(0.65)	$(0.68)	$(1.57)

In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We adopted SFAS 144 on June 1, 2002.  The adoption of SFAS 144 did not have a material impact on our results of operations or financial position.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan.  SFAS 146 also establishes that the liability should initially be measured and recorded at fair value.  We adopted the provisions of SFAS 146 for exit or disposal activities that were initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and are applicable to our product warranty liability and other guarantees. We adopted the provisions of FIN 45 for guarantees issued or modified after December 31, 2002, and the adoption of FIN 45 did not have a material impact on our results of operations or financial position.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The EITF will be effective for fiscal years beginning after June 15, 2003. We have not yet determined the impact of the adoption of EITF 00-21 on our results of operations or financial position.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects an entity’s accounting policy decisions with respect to stock-based employee compensation on reported net income in both annual and interim periods. SFAS 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002.  We have not yet determined the impact of the adoption of SFAS 148 on our results of operations or financial position.

Business Environment and Industry Trends

Industry trends and specific risks may affect our future business and results in our business.  The matters discussed below could cause our future results to differ from past results or those described in forward-looking statements.

Global economic, political, and social conditions beyond our control may adversely affect our ability to operate profitably or to increase revenues.

Adverse economic conditions worldwide have contributed to a technology industry slowdown and impacted our business resulting in:

•                  reduced demand for most of our products;

•                  increased price competition for our products;

•                  increased risk of excess and obsolete inventories;

•                  excess facilities and manufacturing capacity; and

•                  higher general and administrative costs, as a percentage of revenues.

Recent geopolitical and social turmoil in many parts of the world, including actual incidents and potential future acts of terrorism and war, may continue to put pressure on global economic conditions.  These geopolitical, social and economic conditions and uncertainties make it extremely difficult for 3Com, our customers and our vendors to accurately forecast and plan future business activities.  This reduced predictability challenges our ability to operate profitably or to increase revenues.  In particular, it is difficult to develop and implement strategies, sustainable business models and efficient operations, and effectively manage outsourced relationships for certain contract manufacturing and information technology services.  If the current economic or market conditions continue or further deteriorate, there could be additional material adverse impact on our financial position, revenues, results of operations and cash flow.

Our strategy of outsourcing certain functions and operations may not be successful in reducing costs and may disrupt  our operations.

We are continuing to evaluate the potential for outsourcing certain functions or operations that do not differentiate 3Com or create a competitive advantage for our company supporting profitable growth.  This strategy has included outsourcing certain software development for IT applications and outsourcing a substantial portion of 3Com’s IT infrastructure.  Implementation of such outsourcing may not result in reduction of actual costs associated with such services or functions.  No final decisions have been made about outsourcing other significant functions.  Outsourcing may also increase the risk of disruption to our operations in that we will be relying upon third parties to meet our needs, and these third parties may not be as responsive to our needs as we would be ourselves.  Moreover, future events are unpredictable and there may be substantial penalties for terminating agreements early or failing to maintain minimum service levels.

The pending sale of assets related to our CommWorks business is subject to  contingencies and regulatory approval. If the closing of this transaction is delayed or the transaction is not completed, it may adversely affect our results.

We have entered into an agreement to sell certain assets and transfer certain liabilities related to our CommWorks business. This transaction is not scheduled to be consummated until regulatory approval has been received and conditions are met related to a pro forma audit of assets being sold and liabilities being transferred, assignment of certain contracts, and the absence of any material adverse change.  We plan to account for our CommWorks segment as discontinued operations beginning in the fourth quarter of fiscal 2003.  This transaction creates risks to the normal operations of our CommWorks business including uncertainties for employees who may or may not be offered employment or accept employment with the buyer, the assignment of contracts with customers and resellers, and disruption of the operating results of this business.  If the transaction fails to close as a result of the buyer’s failure to meet its obligations, we may receive a termination fee.  However, the failure to complete this transaction would adversely affect our results.

Our efforts to reduce costs may not be effective.  If we fail to reduce costs effectively, we may not maintain positive cash flow or return to profitable operations.

We believe strict cost containment and expense reductions are essential to maintaining positive cash flow from operations in future quarters and returning to profitability.  If we are not able to effectively reduce our costs and achieve an expense structure commensurate with our business activities and revenues, we may not be able to maintain positive cash flow. This would adversely impact our efforts to operate our business profitably.  A number of factors could preclude us from successfully bringing costs and expenses in line with our revenues, such as our inability to accurately forecast business activities, a further deterioration of our revenues, and our inability to reduce our general and administrative expenses commensurate with, and at the same pace as, any further deterioration in our revenues.

We face increased competition due to industry volatility and consolidation, weakening economic conditions, excess inventories and capacity in the telecommunications market, and greater integration of functions on a reduced number of components.  If we do not compete effectively, our business could be seriously harmed.

Our business could be seriously harmed if we do not compete effectively.  We face competitive challenges that are likely to arise from a number of factors, including:

•                  industry volatility resulting from rapid development and maturation of technologies;

•                  industry consolidation resulting in competitors with greater financial, marketing and technical resources;

•                  greater competition for fewer customers as a result of consolidation in the reseller and distribution channels; potential consolidation among networking equipment providers; as well as consolidation in the telecommunications service provider market due to excess capacity and the financial difficulties being experienced by some service providers; and the potential emergence of new competitors with lower cost structures and more competitive offerings; and

•                  increasing price competition in the face of weakening economic conditions, excess inventories and excess capacity in the telecommunications service provider market.

The increased integration of networking, communications, and computer processing functions on a reduced number of semiconductor components may adversely affect our future sales growth and operating results.

The integration of networking, communications and computer processing functions on a reduced number of semiconductor components has become an industry trend.  This trend is sometimes referred to as “siliconization.”  Because the improved features, increased performance and lower cost of such semiconductor components may render certain of our products obsolete, increased siliconization may adversely affect our future sales growth and operating results.  For example, we derive a significant portion of our sales of connectivity products from PC manufacturers such as Dell, Gateway, Hewlett-Packard and IBM, all of which are manufacturers that incorporate our connectivity products into their products.  These companies also have begun utilizing chipsets from other vendors that contain integrated connectivity solutions into their products.  As this integrated connectivity technology continues to mature, we have seen the incorporation of our connectivity product features into lower-priced form factors and integrated into the chipsets on the motherboard.  Certain competitors that have a significant share of the PC chipset market may be bundling such PC chipsets with integrated connectivity at little or no price premium to PC chipsets without connectivity.  This bundling of PC chipsets and connectivity will have an adverse impact on competition in the connectivity market, including a significant negative impact on our ability to sell our connectivity solutions to our existing PC manufacturing and design customers.  We expect that PC manufacturers and designers increasingly will purchase the lower-priced form factors of connectivity products.  If we cannot lower the costs of our products or transition customers to products with higher average selling prices, then our margins will be reduced and our financial results will be adversely impacted.  In addition, as networking functions become more embedded on the motherboard, we are increasingly facing competition from parties who are also our current suppliers of products.  Our failure to compete successfully against current or future competitors could harm our business, operating results or financial condition.

Our investments in technologies for emerging product lines may not yield the benefits we expect.

We are making significant investments in various technologies for emerging product lines.  In the area of switching, we are investing in expandable resilient networking (XRN™) technology, Layer 3+ switching, and Network Jack switches.  In a data communications network, a switch is a device that channels incoming data from any of multiple input ports to the specific output port that will take the data toward its intended destination.  In the area of wireless technology, we are investing in code-division multiple access (CDMA) wireless networking products and services and wireless LANs.  CDMA technology is used in ultra-high-frequency cellular telephone systems in the 800-MHz and 1.9-GHz bands, and a wireless LAN is one in which a mobile user can connect to a LAN through a wireless (radio) connection.  We are also making investments in Gigabit Ethernet technology, IP telephony, and network security technology (such as our embedded firewall products).  Gigabit Ethernet technology is a transmission technology based on the Ethernet frame format and protocol used in LANs that provides a data rate of 1 billion bits per second.  Gigabit Ethernet is currently being used as the backbone in many enterprise networks.  IP telephony is a general term for the technologies that use the internet to exchange voice, fax, and other forms of information that have traditionally been carried over the dedicated circuit-switched connections of the public switched telephone network. IP telephony is an important part of the convergence of computers, telephones, and television into a single integrated information environment and has the advantage of avoiding the tolls charged by ordinary telephone service.  Network security technology is intended to protect against network attacks and unauthorized access.  Network security has become increasingly significant due to the volume and sensitivity of information that flows through networks today.

We expect these product lines to account for a higher percentage of our sales in the future, although the markets for these products and solutions are still emerging and may not develop to our expectations.  Industry standards for some of these technologies are yet to be widely adopted and the market potential remains unproven.  If the markets for these new technologies or products do not develop or grow as we expect, or if we have not adopted optimal sales and go-to-market strategies for these new technologies and products, our financial results could be adversely affected and we might need to change our business strategy.

We may not be successful at identifying and responding to new and emerging market and product opportunities.

Our products have short life cycles and rapid technology transitions in the markets in which we compete.  Therefore, our success depends on our ability to identify new market and product opportunities, to develop and introduce new products in a timely manner, to gain market acceptance of new products, particularly in our targeted emerging markets, and to rapidly and efficiently transition our customers from older to newer connectivity technologies.  Additionally, as we increase our reliance on relationships with strategic partners, such as original design manufacturers (ODMs), we may encounter greater difficulties in quickly and effectively introducing new products with the quality, functionality, costs and features that are optimal for the market.  This increased reliance may also limit our ability to independently identify current product and technology trends and respond to such trends.  Any delay in new product introductions, lower than anticipated demand for our new products, failure to meet market needs for features or functionality or higher manufacturing costs could have an adverse affect on our operating results or financial condition, particularly in those product markets we have identified as emerging high-growth opportunities.

Future cash requirements or restrictions on cash could adversely impact our financial position.

We incurred net losses in fiscal 2002 and in the first nine months of fiscal 2003.  Our overall cash balance declined in fiscal 2002 and, although we generated cash in the first nine months of fiscal 2003, we could incur negative overall cash flow in future quarters.  If our cash flow significantly deteriorates in the future, our liquidity and ability to operate our business could be adversely impacted.  Additionally, our ability to raise financial capital may be hindered due to our net losses and the possibility of future negative cash flow, thus reducing our operating flexibility.

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

Our efforts to consolidate our real estate portfolio and sell certain real estate holdings may not generate the expected level of cash or reduce our operating costs.

We are currently restructuring our manufacturing operations and implementing cost reduction activities to reduce or eliminate excess manufacturing capacity, including the consolidation of our real estate portfolio and facilities associated with our former manufacturing and other business operations in Santa Clara, Ireland, and the U.K.  Our ability to consolidate and liquidate our holdings or to use our real estate to support other financial arrangements to gain additional liquidity may be impaired by adverse conditions in the commercial real estate market in the U.S. generally and in Silicon Valley in particular.  The value of commercial real estate in Silicon Valley has decreased substantially as a result of the slowdown in the technology sector, and many of our real estate holdings are in Silicon Valley.  Additionally, to the extent that we continue to own excess facilities and are not able to lease the facilities, we will be adversely affected through continuing to bear the operating costs associated with these properties and the inability to generate rental income.

We may not be able to retain and recruit the qualified employees and management personnel that are critical to our success.

Our success depends upon retaining and recruiting highly qualified employees and management personnel.  However, the significant downturn in our business environment has had a negative impact on our operations and, as a result, we have restructured our operations to reduce our workforce and implement other cost reduction activities.  Although we believe these various changes and actions will improve our organizational effectiveness and competitiveness, they could lead, in the short term, to disruptions in our business, reduced employee morale and productivity, increased attrition, problems with retaining existing employees and recruiting future employees, and increased financial costs.  Recruiting and retaining skilled personnel, including engineers, sales representatives and product marketing managers, continues to be difficult.  At certain locations where we operate the cost of living is extremely high and it may be difficult to attract and retain key employees and management personnel at a reasonable cost.  If we cannot successfully recruit and retain such persons, our product introduction schedules, customer relationships, operating results and financial condition may be harmed and our overall ability to compete may be adversely affected.

A significant portion of our revenues is derived from sales to a small number of customers.  If any of these customers reduces its business with us, our business could be seriously harmed.

We distribute many of our enterprise networking and connectivity products through two-tier distribution channels that include distributors, systems integrators and value-added resellers.  We also sell to PC manufacturers and telecommunications service providers.  For enterprise networking and connectivity products, a significant portion of our sales is concentrated among a few distributors and OEM customers.

There has been a recent trend of decreased demand for connectivity products from OEM customers, such as Dell and HP, due to increased integration of networking connections with semiconductor components, and also to factors specific to our OEM customers.  Additionally, consolidation in our distribution channels and among PC manufacturers is reducing the number of customers in our domestic and international markets.  In an effort to streamline our operations, we may increase the focus of our distribution sales resources on selected distribution channel customers.

We depend on distributors who could negatively affect our operations by reducing the level of our products in their inventory.

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

We have changed our manufacturing strategy so that more of our products are being sourced from contract manufacturers and have reduced our excess manufacturing capacity.  We have sold manufacturing operations and facilities associated with those products now sourced from contract manufacturers.  Therefore, our ability to resume internal manufacturing operations for those products is severely limited.  The cost, quality, performance and availability of contract manufacturing operations are and will be essential to the successful production and sale of many of our products.  The inability of any contract manufacturer to meet our cost, quality, performance and availability standards could adversely impact our financial condition or results of operations.  We may not be able to provide contract manufacturers with product volumes that are high enough to achieve sufficient cost savings.  If shipments fall below forecasted levels, we may incur increased costs or be required to take ownership of the inventory.  Also, our ability to control the quality of products produced by contract manufacturers may be limited and quality issues may not be resolved in a timely manner, which could adversely impact our financial condition or results of operations.

We are implementing a direct ship program in a phased manner with our manufacturing partners.  Through this program, we will be relying on such partners for fulfillment of customer demand.  This program may not yield the efficiencies that we expect, which would negatively impact our financial performance.  Any disruptions to on-time delivery to customers would adversely impact our business and revenues.  Furthermore, because we have outsourced significant manufacturing operations to contract manufacturers and have exited a number of businesses, we now have excess manufacturing capacity in our remaining facility.  In fiscal 2002 we sold our Singapore manufacturing facility and have leased back space for our Asia Pacific region distribution center and office location for sales management, information technology, training and customer service and support operations.  In fiscal 2003 we sold our manufacturing facility in Mount Prospect, our office and research and development facility in Salt Lake City, and our manufacturing, research and development, and office facility in Marlborough, a portion of which we are leasing back.  Our ability to reduce our excess manufacturing capacity and to consolidate facilities may be made more difficult by further weakening of the networking industry and worsening of general economic conditions in the United States and globally.  If we are unable to reduce our excess manufacturing capacity and facilities, this may negatively impact our operations, cost structure and financial performance.

Demand forecasting, increased contract manufacturing, delivery and logistics disruptions, and historical component shortages continue to pose major supply chain risks.

Current business conditions and operational challenges in managing our supply chain affect our business in a number of ways:

•                  certain key components, in the past, have had limited availability;

•                  there are a smaller number of suppliers and we have narrowed our supplier base, including in some cases the sole sourcing of certain components from a single supplier;

•                  as integration of networking features on a reduced number of semiconductor components continues, we are increasingly facing competition from parties who have traditionally been and are currently our suppliers;

•                  our ability to accurately forecast demand is diminished, especially in light of general economic weakness and uncertainty following past terrorist events and continually deteriorating conditions in the telecommunications industry;

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

•                  our present manufacturing capacities exceed our current needs; and

•                  we may experience disruptions to our logistics, such as the lock-outs that have occurred in the past year in west coast ports.

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

Our current and future decisions to exit certain product lines may have unforeseen negative impacts to our business.

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

The reduced role of acquisitions in our current business strategy may negatively impact our growth and increase our reliance on strategic relationships.

Acquisitions have been a major part of 3Com’s strategy in the past.  However, commensurate with the downturn in the technology sector, we have not made any acquisitions since the third quarter of fiscal 2001.  We expect that the number of acquisitions of businesses or product lines could remain at this level.  The networking business is highly competitive, and while we continue to evaluate possible acquisitions, our decision not to complete any such transactions in the recent past could hamper our ability to enhance existing products and introduce new products on a timely basis.  Future consolidations in the networking industry may result in new companies with greater resources and stronger competitive positions and products than us.  Furthermore, companies may be created that are able to respond more rapidly to market opportunities.  Continued consolidation in our industry may adversely affect our operating results or financial condition.

If industry and company performance stabilizes and we continue to have a strong balance sheet, we may begin to pursue acquisitions, investments, or other strategic relationships to complement internal development of new technologies and enhancement of existing products and to exploit market potentials.  These strategic relationships can present additional problems since, in most cases, we must compete in some business areas with companies with which we have strategic alliances and, at the same time, cooperate with the same companies in other business areas.  If these companies fail to perform, or if these relationships fail to materialize as expected, we could suffer delays in product or market development or other operational difficulties.  Furthermore, our results of operations or financial condition could be adversely impacted if we experience difficulties managing relationships with our partners or if projects with partners are unsuccessful.  In addition, if third parties acquire our strategic partners or if our competitors enter into successful strategic relationships, we may face increased competition.

We have announced an agreement to form a joint venture in China with Huawei Technologies, Ltd. that is subject to regulatory approval and faces many complex operational challenges that may adversely impact our results.

We recently announced an agreement to form a joint venture in China for enterprise networking with a leading Chinese company, Huawei Technologies, Ltd., in which we will initially have a 49% minority interest.  The 3Com-Huawei joint venture is expected to begin operation in the summer of 2003 after receiving required regulatory approvals.  Formation of the joint venture and integration of the business operations being contributed by each partner will involve complex activities that must be completed in a short period of time.  The new joint venture is likely to confront numerous challenges commencing its operations and operating successfully at its principal locations. The business of the joint venture will be subject to operational risks that would normally arise for a technology company with global operations pertaining to research and development, manufacturing, sales, service, marketing, and corporate functions. Competition in the market for enterprise networking will involve challenges from numerous, well-established companies with substantial resources and significant market share. The joint venture may also face risks in obtaining timely regulatory approvals from agencies in the U.S. and Chinese governments that may be required for the export, import, or transfer of restricted technologies. There may be an adverse impact on the joint venture if the lawsuit pending in the United States District Court  for the Eastern District of Texas between Cisco Systems and Huawei Technologies, Ltd. et al (Civil Action No. 2:03-CV-027TJW) is not resolved on terms satisfactory to the joint venture. In addition, the joint venture will enter into an agreement with us to resell certain products of the joint venture under the 3Com®™ brand.  If the joint venture and its related agreements with us are not successful, this may limit our ability to introduce new products that are needed to broaden our high-level enterprise networks product line and constrain our potential revenue growth.  Also, if the operating results of the joint venture are not satisfactory, this will have an adverse financial impact on 3Com.

Our reliance on industry standards, a favorable regulatory environment, technological change in the marketplace and new product initiatives may cause our revenues to fluctuate or decline.

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

Our customer order fulfillment capabilities fluctuate and may negatively impact our operating results.

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

We may not be able to defend ourselves successfully against claims that we are infringing on the intellectual property rights of others.

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

We may need to engage in complex and costly litigation in order to protect or maintain our intellectual property rights.

In addition to disputes relating to the validity or alleged infringement of other parties’ rights, we may become involved in disputes relating to our assertion of our intellectual property rights.  Whether we are defending the assertion of intellectual property rights against us or asserting our intellectual property rights against others, intellectual property litigation can be complex, costly, protracted, and highly disruptive to business operations by diverting the attention and energies of management and key technical personnel.  Further, plaintiffs in intellectual property cases often seek injunctive relief and the measures of damages in intellectual property litigation are complex and often subjective or uncertain.  Thus, the existence of or any adverse determinations in this litigation could subject us to significant liabilities and costs.  If we are asserting our intellectual property rights, we could be prevented from stopping others from manufacturing or selling competitive products.  Any one of these factors could adversely affect our product margins, results of operations, financial condition, or cash flows.

Our future quarterly operating results are subject to factors that can cause fluctuations in our stock price.

Historically, our stock price has experienced substantial price volatility.  We expect that our stock price may continue to experience volatility in the future, due to a variety of potential factors such as fluctuations in our quarterly operating results, changes in our cash balances, variations between our actual financial results and the published analysts’ expectations and announcements by our competitors.  In addition, over the past several quarters, the stock market has experienced extreme price and volume fluctuations that have affected the stock prices of many technology companies.  These factors, as well as general economic and political conditions or investors’ concerns regarding the credibility of corporate financial statements and the accounting profession, may have a material adverse affect on the market price of our stock in the future.

Some of our facilities in California are located near an earthquake fault, and an earthquake or other types of natural disasters or other crises could disrupt our operations and adversely affect results.

Significant portions of our operations are concentrated at a single location in the Silicon Valley area of California, and we also have various functions and related infrastructure to support our international operations in the U.K.  In the event of a crisis or natural disaster, such as terrorist incidents or an earthquake or flood, or localized extended outages of critical utilities or transportation systems, we do not have a formal business continuity or disaster recovery plan, and could therefore experience a significant business interruption.

We may not be fully able to protect our computer systems, including our financial systems, from breaches of security.

We use computer systems, including our enterprise-wide financial system that may not include the most advanced security features available.  There is a risk of unauthorized access to computer systems,

including our financial systems.  While management makes concerted efforts to assess risks and prevent and detect such security breaches, including our current project to upgrade our existing enterprise-wide financial system to a new SAP release, our financial results could be harmed if such an unauthorized access were to occur and not be detected within our normal internal control procedures.

Efforts to reduce general and administrative costs could be disruptive and create risk for us.

General and administrative expenses as a percentage of revenue have been higher than our desired long-term financial model.  We will take actions to reduce these expenses. Such actions could include reductions in work force, relocation of processing activities to lower cost locations, changes or modifications in Information Technology systems or applications, and process reengineering. There is risk that people with critical skills could leave the business prematurely, or reductions in certain areas will create additional risk exposure to meeting reporting requirements or analyzing the business, which could ultimately lead to higher costs or penalties.

Item 3.                            Quantitative and Qualitative Disclosures About Market Risk

3Com holds a portfolio of marketable equity securities that have a short trading history and are highly subject to market price volatility.  Equity security price fluctuations of plus or minus 50 percent would not have a material impact on the value of these securities as of the end of the third quarter of fiscal 2003.

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

Our review of our internal controls was made within the context of the relevant professional auditing standards defining “internal controls,” “reportable conditions,” and “material weaknesses.” “Internal controls” are processes designed to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. “Significant deficiencies” are referred to as “reportable conditions,” or control issues that could have a significant adverse effect on our ability to properly authorize transactions, safeguard our assets, or record, process, summarize or report financial data in the condensed consolidated financial statements. A “material weakness” is a particularly serious reportable condition where the internal control does  not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the condensed consolidated financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. As part of our internal controls procedures, we also address other, less significant control matters that we identify, and we determine what revision or improvement to make, if any, in accordance with our on-going procedures. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

b.              There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

PART II.             OTHER INFORMATION

Item 1.            Legal Proceedings

The material set forth in Note 11 of Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 2.            Changes in Securities and Use of Proceeds

None

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

None

Item 5.            Other Information

None.

Item 6.            Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit Number	Description

2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999, as amended (6)
2.2	General Assignment and Assumption Agreement between the Registrant and Palm, Inc., as amended (6)
2.3	Master Technology Ownership and License Agreement between the Registrant and Palm, Inc. (6)
2.4	Master Patent Ownership and License Agreement between the Registrant and Palm, Inc. (6)
2.5	Master Trademark Ownership and License Agreement between the Registrant and Palm, Inc. (6)
2.6	Employee Matters Agreement between the Registrant and Palm, Inc. (6)
2.7	Tax Sharing Agreement between the Registrant and Palm, Inc. (6)
2.8	Master Transitional Services Agreement between the Registrant and Palm, Inc. (6)
2.9	Real Estate Matters Agreement between the Registrant and Palm, Inc. (6)
2.10	Master Confidential Disclosure Agreement between the Registrant and Palm, Inc. (6)

2.11	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc. (6)
3.1	Certificate of Incorporation (4)
3.2	Certificate of Correction filed to Correct a Certain Error in the Certificate of Incorporation (4)
3.3	Certificate of Merger (4)
3.4	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger (5)
3.5	Registrant’s Bylaws, as amended on August 7, 2001 (11)
3.6	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock (9)
4.1	Amended and Restated Rights Agreement dated December 31, 1994 (2)
4.2	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002 (12)
10.1	3Com Corporation 1983 Stock Option Plan, as amended and restated effective September 30, 2001 (10)*
10.2	Amended and Restated Incentive Stock Option Plan (1)*
10.3	3Com Corporation 1984 Employee Stock Purchase Plan, as amended and restated as of September 20, 2001 (11)*
10.4	3Com Corporation Director Stock Option Plan, as amended (10)*
10.5	3Com Corporation Restricted Stock Plan, as amended July 1, 2001 (11) *
10.6	3Com Corporation 1994 Stock Option Plan, as amended and restated effective April 30, 2002 (11)*
10.7

Amended and Restated Agreement and Plan of Merger by and among the Registrant, TR Acquisitions Corporation, 3Com (Delaware) Corporation, and U.S. Robotics Corporation, dated as of February 26, 1997 and amended as of March 14, 1997 (3)

10.8	Employment Agreement with Bruce Claflin, effective as of January 1, 2001 (7)*
10.9	Summary of Severance Plan for Section 16b Officers (8)*
10.10

Credit Agreement dated as of November 28, 2001 between the Registrant, Bank of America, N.A., as Administrative Agent, Bank of America Securities, LLC, as Lead Arranger and Sole Book Manager, Foothill Capital Corporation, as Syndication Agent, and the Financial Institutions Named Herein, as Lenders (10)

10.11

Credit Agreement dated as of November 28, 2001 between 3Com Technologies and 3Com Europe Limited, Bank of America, N.A., as Administrative Agent, Bank of America Securities, LLC, as Lead Arranger and Sole Book Manager, Foothill Capital Corporation, as Syndication Agent, and the Financial Institutions Named Herein, as Lenders (10)

10.12	Security Agreement dated as of November 28, 2001, between the Registrant and Bank of America, N.A., in its capacity as Agent for Lenders (10)
10.13	Continuing Guaranty dated as of November 28, 2001, made by the Registrant in favor of the Lenders and Bank of America, N.A., as Agent for the Lenders (10)
10.14	Intercompany Subordination Agreement dated as of November 28, 2001, made among the Registrant and Bank of America, N.A., as Agent for itself and the Lenders (10)
10.15

Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing dated November 28, 2001, between the Registrant, as Trustor, and First American Title Guaranty Company, as Trustee, and Bank of America, N.A., as Agent, for the Santa Clara, CA, Betsy Ross site (10)

10.16	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing dated November 28, 2001, between the Registrant, as Trustor,

and First American Title Guaranty Company, as Trustee, and Bank of America, N.A., as Agent, for the Santa Clara, CA, West Campus (10)
10.17

Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing dated November 28, 2001, between the Registrant, as Trustor, and First American Title Guaranty Company, as Trustee, and Bank of America, N.A., as Agent, for the Santa Clara, CA, East Campus (10)

10.18

Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement dated November 28, 2001, between the Registrant, as Mortgagor, and Bank of America, N.A., as Agent, as Mortgagee, for the Rolling Meadows, IL site (10)

10.19	Amendment Number One to Security Agreement dated July 25, 2002, between the Registrant and Bank of America, N.A., as Administrative Agent (13)
10.20	Warrant to Purchase Common Stock, dated December 4, 2000, between the Registrant and Broadcom Corporation (13)
10.21	Amendment Number One to Warrant, dated November 1, 2002, between the Registrant and Broadcom Corporation (13)
10.22	Form of Indemnity Agreement between the Registrant and its officers and directors (14)
10.23	3Com Europe Limited Debt Forgiveness and Bonus Agreement dated April 12, 1999 between 3Com Europe Limited and John McClelland (14)*
10.24	3Com Europe Limited Promissory Note dated April 12, 1999 executed by John McClelland in favor of 3Com Europe Limited (14)*
10.25	Form of Management Retention Agreement, effective as of December 16, 2002, for Bruce Claflin, filed herewith *
10.26	Form of Management Retention Agreement, effective as of December 16, 2002, for Dennis Connors, filed herewith *
10.27	Form of Management Retention Agreement, effective as of December 16, 2002, for Mark Slaven, filed herewith *
10.28	Schedule of Additional Management Retention Agreements, effective as of December 16, 2002, for attached list of parties, filed herewith *
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

*	Indicates a management contract or compensatory plan.

(1)	Incorporated by reference to the corresponding exhibit to Registrant’s Registration Statement on Form S-4 filed on August 31, 1987 (File No. 33-16850)
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant’s Form 10-Q filed on January 17, 1995 (File No. 000-12867)
(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant’s Registration Statement on Form S-4 filed on March 17, 1997 (File No. 333-23465)
(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant’s Form 10-Q filed on October 14, 1997 (File No. 000-12867)
(5)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant’s Form 10-Q filed on October 8, 1999 (File No. 002-92053)
(6)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant’s Form 10-Q filed on April 4, 2000 (File No. 002-92053)
(7)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant’s Form 10-Q filed on January 16, 2001 (File No. 333-34726)
(8)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant’s Form 10-K filed on August 8, 2001 (File No. 000-12867)
(9)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant’s Form 10-Q filed on October 11, 2001 (File No. 000-12867)
(10)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant’s Form 10-Q filed on January 11, 2002 (File No. 000-12867)
(11)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant’s Form 10-K filed on August 2, 2002 (File No. 000-12867)
(12)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant’s Form 8-A/A filed on November 27, 2002 (File No. 000-12867)
(13)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant’s Form 10-Q filed on January 7, 2003 (File No. 000-12867)
(14)	Incorporated by reference to the corresponding exhibit to Registrant’s Registration Statement on Form S-3/A filed on April 9, 2003 (File No. 333-102591)

(b)           Reports on Form 8-K

A report on Form 8-K filed March 10, 2003, reporting under Item 5 the announcement that on March 7, 2003, 3Com Corporation issued a press release regarding its lowered revenue guidance for the third quarter of fiscal 2003.

A report on Form 8-K filed March 20, 2003, reporting under Item 5 the announcement that on March 19, 2003, 3Com Corporation 1) issued a press release regarding its financial results for the third quarter of fiscal 2003 and 2) issued a joint press release with Huawei Technologies Limited announcing an agreement to form a joint venture.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3Com Corporation
(Registrant)

Dated:	April 10, 2003	By:	/s/ Mark Slaven
Mark Slaven
Executive Vice President, Finance, and
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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 10, 2003

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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 10, 2003

/s/ Mark Slaven
Mark Slaven
Executive Vice President, Finance, and Chief Financial Officer