Form 10-K
period 2003-05-30
3COM CORP
filed 2003-08-01
CIK 738076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 30, 2003

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 0-12867

3Com Corporation
(Exact name of registrant as specified in its charter)

Delaware	94-2605794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Campus Drive Marlborough, Massachusetts (Address of principal executive office)	01752 (Zip Code)

Registrant’s telephone number, including area code: (508) 323-5000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value; Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [  ]

The aggregate market value of the registrant’s Common Stock held by non-affiliates, based upon the closing price of the Common Stock on November 29, 2002, as reported by the Nasdaq National Market, was approximately $1,608,484,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on Schedule 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 25, 2003, 368,274,531 shares of the registrant’s common stock were outstanding.

The registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 23, 2003 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

3Com Corporation
Form 10-K
For the Fiscal Year Ended May 30, 2003
Table of Contents

3Com, the 3Com logo, Megahertz, NBX, OfficeConnect, SuperStack, and XJACK are registered trademarks and Kerbango, VCX, and XRN are trademarks of 3Com Corporation or its subsidiaries. CommWorks is a registered trademark of UTStarcom, Inc. Palm is a trademark of Palm, Inc. U.S. Robotics is a registered trademark and Courier is a trademark of U.S. Robotics Corporation. Other product and brand names may be trademarks or registered trademarks of their respective owners.

ii

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

•	The combination of our Enterprise Networking and Connectivity segments to form a dedicated enterprise networking operating as a single segment;

•	Our target customers;

•	Financial position and results of operations;

•	Cash position and cash requirements;

•	Sales and margins;

•	Sources, amounts, and concentration of revenue;

•	Costs and expenses;

•	Accounting estimates, including treatment of goodwill and intangible assets, doubtful accounts, inventory, restructuring, and warranty, and product returns;

•	Operations, including international operations, supply chain, quality control, and manufacturing supply, capacity, and facilities;

•	Products and services (including the exiting of product lines), price of products, product lines, and product and sales channel mix;

•	Relationship with customers, suppliers and strategic partners, including increased reliance on strategic partners;

•	Acquisition and disposition activity;

•	Credit facility and ability to raise financial capital;

•	Real estate arrangements;

•	Activities of 3Com Ventures;

•	Global economic, social, and geopolitical conditions;

•	Industry trends, including the trend toward increased siliconization, and our response to these trends;

•	Tax position and audits;

•	Our restructuring and cost-reduction efforts, including workforce reductions and the effect on employees;

•	Sources of competition;

•	Protection of intellectual property;

•	Outcome and effect of current and potential future litigation;

•	Joint venture with Huawei Technologies, Ltd.

•	Research and development efforts, including our investment in new technologies;

•	Future lease obligations and other commitments and liabilities;

•	Outsourcing of some of our functions and operations and increased reliance on contract manufacturing;

•	Change in principal location of our senior executive management team;

•	Our common stock, including trading price, dividends, and repurchases; and

•	Security of computer systems.

You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the

iii

negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

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

PRESENTATION OF DISCONTINUED OPERATIONS — COMMWORKS AND PALM, INC.

The following information relates to the continuing operations of 3Com Corporation and our consolidated subsidiaries (3Com).

CommWorks is accounted for as a discontinued operation as a result of our decision to sell the business on March 4, 2003 to UTStarcom, Inc. The sale of CommWorks was completed on May 23, 2003. As such, CommWorks’ operations ceased to be part of our operations and reported results.

Palm, Inc. is also accounted for as a discontinued operation as a result of our decision to distribute the Palm common stock we owned to 3Com stockholders in the form of a stock dividend. Subsequent to the distribution to our stockholders on July 27, 2000, Palm’s operations ceased to be part of our operations and reported results.

PART I

ITEM 1.    Business

GENERAL

3Com was incorporated on June 4, 1979. A pioneer in the computer networking industry, 3Com provides data and voice networking products and solutions, as well as support and maintenance services, for enterprises and public sector organizations of all sizes. Our competitive strengths include our strong balance sheet, intellectual property portfolio, distributor and customer relationships, and brand identity.

We believe that the leading enterprise networking company of the future will be the one that offers innovative, feature-rich products and solutions that excel at lowest cost of acquisition and ownership. Further, if that company also maintains the lowest cost structure and the most efficient use of capital, it can generate superior financial returns. We intend to be that company.

In the first three quarters of fiscal 2003, we operated our company and reported our financial results in the following three principal segments:

1)	Enterprise Networking segment, which provides data and voice networking products and solutions, as well as support and maintenance services.

2)	Connectivity segment, which provides products and solutions that connect end user’s computers and other client devices to networks.

3)	CommWorks segment, which prior to being sold on May 23, 2003, was engaged in providing data communications and Voice-over-Internet Protocol (IP)-based infrastructure equipment, as well as related support, maintenance, and other professional services, to telecommunications service providers.

Additionally, results relating to products that were exited prior to fiscal 2003 have been reported as a separate segment. As a result of the CommWorks sale in the fourth quarter of fiscal 2003, CommWorks’ results are now reported as a discontinued operation. Our financial results reported through fiscal 2003 reflect continuing operations of our Enterprise Networking and Connectivity segments, as well as results of operations related to exited product lines. The discussion of operating segments below is presented as we operated and reported our financial results of continuing operations in fiscal 2003. (See Note 20 to our consolidated financial statements for historical segment information.) Effective for fiscal 2004, we are combining operations previously associated with the Enterprise Networking and Connectivity segments, and will operate solely as an enterprise networking company.

OPERATING SEGMENTS

Enterprise Networking Segment

Building on our historical success in the networking infrastructure market, 3Com is a leader in delivering innovative networking products and solutions that are feature-rich so they can support the increasingly more complex and demanding application environments in today’s businesses, while remaining easy to install, use, and operate, and yet still affordable to own.

3Com provides a broad portfolio of innovative networking solutions, encompassing data and voice products and services, which enable customers to manage business-critical information, enhance the productivity of employees, and improve the effectiveness of business relationships at an affordable price. By enriching the user experience through high performance and innovative technology, we provide practical solutions to meet the demanding real-world needs of customers.

Industry Background:

During the 1980s and 1990s, 3Com became a worldwide leader building enterprise networks and the equipment that connects computers to networks. In 1981, International Business Machines Corp. (IBM) introduced the personal computer (PC) and in 1983, 3Com introduced the first network interface card (NIC) that connected the IBM PC into Ethernet networks.

In the enterprise networking industry, computers were first connected together in local area networks (LANs), so people in workgroups could more easily share information, such as spreadsheets, and resources, such as printers and servers. Then, network-based applications — email, for example — were developed, and these applications ignited the demand to connect workgroups together into enterprise-wide networks. Going beyond self-contained enterprise networks, the emergence of the Internet has led to the substantial growth of network-based communications and transactions between commercial enterprises and their customers and partners.

Markets and Customers:

3Com develops networking solutions for enterprises and public sector organizations. Our networking solutions are sold on a worldwide basis through our extensive relationships with distributors, value-added resellers (VARs), system integrators, and telecommunications service providers. 3Com acknowledges that networking needs vary by size of business, from industry to industry, and across the globe. 3Com therefore offers a broad product line of networking solutions to fit the demanding business needs of customers from the very small to the very large. 3Com does this by delivering rich functionality, high performance, scalability, reliability, and security in solutions that are well-suited for a variety of enterprise and public sector environments and that are easy to install, configure, use, and manage. Additionally, 3Com delivers these solutions in a way that is affordable to own and operate, which is important to our customers.

3Com has a large installed base of enterprise customers and delivers the performance, features, and flexibility demanded by these customers to meet their changing enterprise needs. 3Com also has a strong position in the small business marketplace, which stems from its understanding of the needs of small businesses and its ability to provide them with networks that are reliable, as well as easy to buy, install, and manage.

Going forward, 3Com will place special emphasis in targeting major customer groups that view their networks as mission-critical, seek convergence ready voice/data and wireless solutions that are standards based to protect their network investments, and value networking solutions that are affordable to acquire, maintain, and grow. These customers groups tend to be in vertical markets such as education, government, retail banking, healthcare, manufacturing, distribution, etc.

These customer groups not only view their networks as mission-critical tools that help them to deliver mandatory and/or valuable differentiated services to their constituents, but they also generally have procurement practices that require open bidding processes. Finally, these customers generally have lean Information Technology (IT) management staffs and tight operational budgets, and therefore value networking solutions that are easier to deploy and maintain. The combination of these conditions suggests that these customers are likely to purchase from a vendor that offers: 1) substantial customer service capabilities and a global presence, 2) innovative, feature-rich products and solutions, and 3) networking solutions that are affordable to acquire, maintain and grow. We believe we will be successful in winning business from these customers by demonstrating that we are capable of delivering on all three competitive factors. Please refer to the Competition section for further discussion of these three competitive factors.

Future Trends:

The market for enterprise networking products has evolved rapidly over the last 20 years. The departmental workgroup networks spawned by the adoption of Ethernet and the explosion of PC use have developed into enterprise-wide client/server networks, and those networks have been extended via the Internet. Originally a research tool, the Internet has grown quickly to become a major influence on the design and deployment of networks. An entity’s networking infrastructure must provide a firm foundation to satisfy its strategic goals: acquiring and retaining customers, conducting commerce, providing a competitive advantage, improving productivity, and delivering profits. To fulfill this purpose, the network must deliver greater network performance, availability, and scalability in a cost-conscious environment. The network must become focused on supporting the needs of individual users, not solely on the delivery of raw data or generic applications.

There are several trends that will shape the market for networking products over the next few years. These include:

•	Convergence of voice, video, and data over IP networks.

•	Intelligence at the edge of the network- In the past, traditional network design emphasized the capabilities of modular chassis switches at the core of the network capable of supporting multiple networking protocols. Relatively unintelligent workgroup switches were used to distribute access to desktops. Over time, Ethernet has emerged as the dominant LAN protocol and there is no longer a need for most IT managers to invest in expensive and complex core switches that support other protocols such as FDDI, AppleTalk, Token Ring, etc.

•	Total Cost of Ownership (TCO) becoming a more important metric for purchase decisions — Due to current economic trends, most organizations are under pressure to scale back investment in capital projects and lower operating expenses. They are looking at all possible ways to increase shareholder value and show return on their investment. From a technology perspective, this is causing a great deal of scrutiny on investments in networking and desktop equipment. As the networking industry matures and management experience becomes more pervasive, IT managers are increasingly considering TCO as they invest in their infrastructure for both data and voice. TCO encompasses not only the initial purchase price of the solution, but also the ongoing costs of operation, support, and maintenance. Traditionally, enterprises have maintained separate telephone and data networking infrastructures, along with the overhead necessary to operate and maintain the two separate infrastructures. In many cases, customers are now finding that using new networked telephony technologies to converge their voice and data traffic over one infrastructure allows them to achieve substantial cost savings — in terms of initial purchase price as well as ongoing operational costs. Furthermore, new IP-based applications are allowing companies to provide new productivity-enhancing telephony features to their employees.

•	Enterprise customers will increasingly look towards wireless infrastructure to expand connectivity. This will increase the requirements for vendors to provide “enterprise” class wireless solutions (integrated security, management, provisioning, etc.).

•	Proliferation of Gigabit Ethernet (GbE) in the wiring closet, desktop, and in groups of servers — known as server farms — as well as new applications such as grid computing, etc., will drive requirements for 10 GbE connectivity in core switching infrastructure.

•	Security — Network managers have become increasingly concerned about the integrity of corporate data and how this data, their users, and devices are secured. This problem is magnified when users are on the move and outside the controlled corporate environment. Additionally, implementations will evolve from current state of an amalgamation of “point products” to an integrated set of end-to-end solutions.

3Com addresses the above trends in the following fashion:

•	Convergence — 3Com products support convergence and are also built upon standards-based open architectures to protect customers’ investment in their networks. Additionally 3Com’s scaleable softswitch architecture for Voice-over-IP has a telecommunications service provider heritage that allows us to deliver high levels of performance at enterprise price points.

•	Intelligence at the edge — 3Com products support new application requirements such as security and quality of service for converged voice/data networks, which require that intelligence be pushed to the edge of the network.

•	TCO — 3Com’s approach for delivering network capabilities to enterprise customers is to put specific features at the point in the network where they can be most effective and where it makes most sense for them to be. Many competitors continue to design an increasing array of features into very large switching engines at the core of the LAN, thereby creating an expensive and complex pinch point through which all network traffic flows. Unlike many of our competitors, 3Com is focused on building cost-efficient, distributed intelligent networks that allows the network traffic to flow in a way that is optimal for performance, taking into account new application requirements such as security and voice/data convergence. 3Com’s approach moves the network services closer to end-users and to the applications. This approach offers more flexibility in network design by allowing IT managers to easily select and deploy the capabilities they want when and where they need them, resulting in a more cost effective, “pay-as-you-grow” implementation. By distributing these capabilities to the most effective places, the demand placed on individual network components is reduced, and the potential performance and reliability of the network is increased.

•	Wireless — 3Com will continue to augment its broad portfolio of Wireless LAN products and add in higher performance and enterprise class features to meet the needs of enterprises for integrated security, management, etc. This higher performance will be delivered by the incorporation of technology using the Institute of Electrical and Electronics Engineers (IEEE) 802.11g wireless LAN networking specification, which is compatible with, and faster than, the IEEE 802.11b specification, commonly called wireless fidelity (Wi-Fi). Our commitment to standards-based technology in our wireless as well as other product offerings promotes manufacturers’ interoperability.

•	10 GbE — 3Com plans to leverage its joint venture relationship with Huawei Technologies, Ltd. to bring price/performance leading 10 GbE products to our customers.

•	Security — 3Com will build on its current security portfolio by augmenting its enterprise perimeter security products (i.e. embedded firewall) with security partnerships to bring broader end-to-end security solutions to market.

Product Offerings:

3Com’s Enterprise Networking segment provides the following major categories of offerings:

•	LAN Switches — Fixed-configuration (set number of ports) and modular chassis (variable port capacity) form factors for the network edge and the network core

•	Networked Telephony — Next-generation telephone systems that enable customers to run their voice traffic over their existing data networking infrastructure

•	Wireless LAN — Wireless network access points and adapter cards based on Wi-Fi technology

•	Network Jack — a four-port switch in the form of a standard wall jack

•	Network management software

•	Customer service and support

3Com also offers hubs, firewalls, webcaches, server load balancers, Internet gateway routers, and LAN modems.

LAN Switches:

Core Switching.    3Com offers both modular chassis and fixed-configuration core solutions in its Switch 4000 series and SuperStack® 3 4900 series, delivering highly resilient (fault tolerant) and available Layer 2 and Layer 3 Fast Ethernet (100 megabits per second (Mbps)) and Gigabit Ethernet solutions for the core of the enterprise network. 3Com offers an alternative to traditional modular chassis designs through the Switch 40x0 range. The 4900 series and 4050/4060/4070 switches all support eXpandable Resilient Networking (XRN™) technology — 3Com’s core switching technology, which increases network resiliency and availability in a unique “pay-as-you-grow” way. In addition, in the first quarter of fiscal 2004 we have introduced the Switch 7700, a high-performance, Layer 3 LAN core switch based on technology developed by Huawei, with which we are forming a joint venture as discussed later.

XRN technology-capable switches can support both copper and fiber networks, using distributed resilient routing, distributed link aggregation, distributed device management, and wirespeed switching and routing to produce high network availability and performance.

Workgroup/Desktop Switching.    At the LAN workgroup/desktop, 3Com fixed-configuration switches aggregate edge switches, larger server farms, and/or servers and desktops, optimizing and controlling data flow. 3Com provides a full range of fixed-configuration switches to provide performance and flexibility at the edge of the network that includes the OfficeConnect® series and the SuperStack 3 Baseline, 4200, 4300, and 4400 series of products.

The SuperStack 3 Switch 4400PWR is an example of an intelligent edge switch for enterprises that are deploying new applications that require advanced functionality. This product supports standards-based Power-over-Ethernet (PoE), which can be used to pull power from the wiring closet to a networked telephone. The Switch 4400PWR and the other switches in the 4400 series also provide advanced, multi-layer packet classification designed to enhance network control, improve efficiency, and automatically identify and prioritize real-time or business-critical applications, an important feature for converged voice/data networks.

The SuperStack 3 Switch 4300 and 4200 series offer ease of configuration and robust network management software, as well as low cost of ownership. For small-to-mid-sized networks and branch offices that do not require network management capabilities, we offer the SuperStack 3 Baseline series and OfficeConnect series of switches that are cost-effective without sacrificing network performance or ease of use.

Networked Telephony:

SuperStack 3 NBX® and NBX 100 networked telephony solutions offer enterprise and small business customers significant telephony cost savings, flexibility and voice/data application integration over existing wiring, supporting up to 1,000 users per location. The NBX software enables enhanced call processing and multi-site IP networking. Also, the NBX platform supports productivity-enhancing applications through our Solutions Partner Program.

On March 19, 2003 we announced that as part of our enterprise strategy we intend to market new enterprise voice products based on technology originally developed by our CommWorks business for the telecommunications service provider market. This softswitch-based technology has carried over 16 billion minutes of live voice traffic for telecommunications service providers including AT&T Corp., MCI/Worldcom, China Unicom Ltd., and Sprint PCS with quality and reliability on a par with — and often better than — the traditional public switched telephone network. We intend to deploy this new offering — called Voice Core eXchange (VCX™) technology — as a high-end addition to our NBX product. With this new product offering, 3Com will offer customers networked telephony solutions that deliver powerful new business advantages including: reduced connectivity charges, reduced administration costs, lower costs for phone moves, adds, and changes, savings on teleconference costs, enhanced employee productivity tools, mobility solutions, and call center management. The blending of our proven NBX system and our new VCX technology offering will allow 3Com to address the full range of business communications needs — from a handful of users at a single location to hundreds of thousands of users integrated across a multi-site environment.

In addition to targeting the customer groups identified in the Markets and Customers section, we will also target the manufacturing and utilities industries with our networked telephony offerings.

Wireless LAN:

3Com builds 802.11 wireless products that enable users to stay connected to information while at their desk or while roaming within the enterprise. The productivity increase associated with this ease of information access is driving many corporations to deploy wireless networks. 3Com offers a large portfolio of standards-based wireless LAN solutions to meet a wide variety of application-specific needs.

Our Wireless LAN Access Point product line includes highly secure, scalable, and managed solutions for the large enterprise as well as affordable and easy-to-use solutions for small businesses. Our access points offer seamless integration with enterprise network security, with the option of centralized management. In addition to Wireless LAN Access Points, we offer Wireless PC Cards, Wireless LAN Workgroup Bridges, and Building-To-Building Bridges. We offer a range of Wireless PC Cards including PC cards with a convenient retractable XJACK® antenna. Our Wireless LAN Workgroup Bridge connects wired Ethernet-enabled devices to the wireless network, and is ideal for use in conference rooms and public access deployments. For cost-effective connections between hard-to-wire or temporary sites, the 3ComWireless LAN Building-To-Building Bridge provides a reliable, secure solution.

Network Jack:

As connectivity evolves, intelligent solutions at the edge of the networks are adding increasing value. 3Com offers a series of Network Jack products to capture this potential. The Network Jack is a four port Ethernet switch that mounts conveniently into any common wall outlet area. It increases the number of network ports available at the desktop — without the cost and inconvenience of running additional cables through walls and ceilings.

The Network Jack provides switching capability in a compact form factor that quadruples connectivity, eliminating the need for expensive cable installation. A key feature of the NJ100 Network Jack is the ability to receive PoE or from a local power supply. The product can also forward power to connected devices that comply with the IEEE 802.3af PoE standard. The NJ200 Network Jack adds network management features, traffic prioritization, and virtual LAN support.

Network Management Software:

3Com Network Supervisor is a powerful, yet easy-to-use management application that graphically discovers, maps, and displays network links and IP devices, including NBX telephones and some popular third-party products. It maps devices and connections for easy monitoring of stress levels, setting thresholds and alerts, viewing network events, generating reports in user-defined formats, and launching device configuration tools. The detailed reports — on inventory, ports used, and network topology — make it easier to manage a network. The software’s advanced event processing reduces the time needed to resolve network problems. Automated operations, intelligent defaults, as well as the ability to detect network misconfigurations and offer optimization suggestions give managers at all levels of experience support for robust network supervision. The 3Com Network Supervisor is included with most 3Com managed networking devices. An Advanced Package is available for increased management functionality and capacity. For customers not using the 3Com Network Supervisor, we also offer an Integration Kit, which integrates 3Com device support into HP OpenView Network Node Manager, an alternative standard network management application.

Customer Service and Support:

Our maintenance offerings cover all the aspects of support that channel partners need to deliver a top class service to their end users, including telephone support, hardware replacement, software updates, and providing spare parts and engineers on site.

3Com Professional Services make available for our partners the expertise of 3Com engineers, enabling them to be more successful in their solution delivery. This is provided through a combination of a team of dedicated solutions office engineers at a central level and large project engagement managers in the field.

Over the past year, we have increased our service and support capabilities by adding account executives and network consultants to support enterprise customers as they evaluate and install our products and solutions. Concurrently, we have been building out our channel relationships by adding high value-add partners with substantial service and support capabilities. We intend to accelerate these efforts as the joint venture with Huawei becomes operational.

Sales, Marketing, and Distribution:

3Com has a broad distribution channel, allowing both reach and depth in terms of bringing our products and solutions to our customers. We are fully committed to working with our worldwide base of resellers and channel partners. While a substantial majority of product sales are to partners in our two-tier distribution channel, we also work closely with systems integrators, major telecom service providers, and direct marketers. 3Com also maintains a field sales organization that works alongside our partners to assist them in achieving their business goals.

Our two-tier distribution channel is comprised of distributors and resellers. Distributors are the first tier of the channel providing global distribution, logistics, market development and other services. Distributors generally sell to the second tier of the channel, comprised of VARs and other channel partners.

3Com’s resellers provide value to end users’ solutions through application, technology, or industry-specific expertise, and product and/or service offerings that complement 3Com networking solutions. To support our resellers, we maintain a comprehensive partner program, the Focus Partner Program. This partner program identifies three levels of partners (Gold, Silver and Bronze) based upon different factors such as expertise in 3Com products and solutions, certifications, customer reach, ability to support pre- and post-sales services, revenue, and growth potential. This program provides the resellers with varying benefits and services including marketing, training, sales support, service and support, and project help desks.

3Com’s worldwide sales team focuses on the various channels mentioned above. While the specifics can vary slightly based on geographic differences, in general they can be summarized as follows. Distributor account managers support our distributors in their business activities including sales, marketing, and supply chain management. Sales support for resellers includes field-based sales support for Gold or Silver partners and remote account management for Bronze partners. Field-based resources work closely with our resellers to assist them in their work with end users to generate and close sales opportunities. In certain countries, specific sales resources focus on supporting targeted service providers and systems integrators.

In addition, 3Com’s marketing efforts focus on increasing 3Com awareness, consideration, and preference with our target enterprise and public sector customers to create demand for 3Com products with our channel partners. The marketing group supports activities to attract, retain and develop partner channels to ensure we have the right channel partners to support our business and to help their businesses to be successful. These activities include advertising and direct marketing activities, sales tools, collateral and training, and promotions and incentives.

Competition:

3Com competes in the enterprise network infrastructure market providing a broad portfolio of voice and data products and solutions. 3Com’s principal competitors in the enterprise networking market today include Allied Telesyn, Inc., Avaya, Inc., Cisco Systems, Inc., D-Link Systems, Inc., Dell Computer Corp., Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., Hewlett-Packard Company, Huawei, Mitel Networks Corp., Nortel Networks Corp., and NetGear, Inc.

The primary competitive factors in the market in which we compete are as follows:

•	Tier-One capability and presence, which we define as encompassing:

—	Ability to deliver a broad line of networking solutions, including data, voice, security, and wireless solutions

—	Broad distribution channels

—	Financial strength

—	A globally recognized and preferred brand

—	Substantial intellectual property portfolio

—	Strong service and support capabilities

—	Global reach

•	Innovative, feature-rich products and solutions, including:

—	Ability to provide voice and data convergence solutions for large, multi-site environments

—	Convergence ready voice, data and wireless solutions built on an open architecture to protect network investments that support evolutionary migrations, heterogeneous networks, and ease of integration for new applications

—	An innovative product roadmap for GbE and 10 GbE switching, networked telephony, security, and wireless technologies

•	Networking solutions that are affordable to acquire, maintain and grow, including:

—	Ability to price lower than the competition by leveraging industry standards and an innovative, cost-efficient business model

—	Ease of setup, network and application management through product and network management software design, including auto-configuration and auto-diagnostic capabilities

—	Lower TCO

In addition to delivering the performance, availability and functionality required of today’s networks, 3Com is relentlessly focused on ensuring its solutions are easy to install, use and operate, as well as affordable to own.

Research and Development:

3Com’s research and development approach focuses internal investments upon those core activities that are necessary to deliver differentiated products and drive product cost reductions. This is particularly true for newer technologies where it is important to develop internal intellectual property or platforms for future product offerings.

Areas of focus include potential high growth areas such as voice and data convergence, network security, 10 GbE, XRN technology for distributed LAN cores, and wireless networking. For non-core activities that may include mature technologies or widely available components, we leverage third parties for sourcing or contract work for that portion of the product development. This two-part approach increases our ability to bring products to market in a timely and low cost manner and ensures that we are focused upon those product attributes that matter most to our customers.

Research and development investments in application specific integrated circuits (ASICs) and value-added software remain a high priority for 3Com. ASICs provide higher performance, innovative features, as well as cost benefits. Gigabit switching ASICs such as the ones developed for our XRN technology deliver high, non-blocking performance as well as unique combinations of capabilities such as Distributed Resilient Routing, Distributed Device Management, and Link Aggregation Clustering. ASICs used in our networked telephony solutions enable powerful features and provide key cost advantages. Along with our ASICs, value added software provides differentiation across our product lines. In many cases, sophisticated software underlies the reliability and ease of use that our customers have grown to associate with 3Com products. Examples include self-configuration capabilities in our wireless LAN access points and switches to automatic prioritization of networked telephony traffic traversing our Switch 4400.

Connectivity Segment

3Com is a leading provider of easy-to-use, reliable, high-performance connectivity solutions at the edge of the network that enable users to access information. We develop and sell a full portfolio of connectivity solutions that provide LAN connectivity at the edge of the network for notebook, desktop, and server systems. The technologies supported by our products include 10/100/1000 Mbps Ethernet and LAN/Modem combination products. We offer these technologies in all of the common user configurations and form factors.

Please note that our wireless LAN client products are part of our Enterprise Networking segment. Please see the Enterprise Networking section for a description of our wireless LAN offerings.

Industry Background:

As discussed in the Enterprise Networking section, during the 1980s and 1990s, 3Com became a worldwide leader building enterprise networks and the equipment that connects computers to networks and a preferred supplier of Ethernet connectivity products to the Fortune 1000. As the Ethernet connectivity industry evolved and matured, niche competitors entered the market and, over time, attempted to become mainstream players. Companies, including Western Digital Corp., Lannet Company, Inc., SMC Networks, Inc., Cogent Communications Group, Inc., Xircom, Inc., and Proteon, have either sold their business to one of the remaining players or have left the market entirely. Today, the market is composed of Taiwan-based manufacturers that generally focus on the consumer market and U.S.-based semiconductor chip manufacturers that generally focus on the corporate market.

Markets and Customers:

Our Ethernet connectivity solutions are targeted for worldwide distribution to enterprise customers via PC Original Equipment Manufacturers (OEMs) and VARs. We sell directly to PC OEMs, which integrate our connectivity products primarily into their commercial PC product offerings. Our 3Com-branded products are sold primarily through our two-tier distribution channel, which leverages the capabilities of our resellers and channel partners.

Future Trends:

As the market for Ethernet connectivity products has evolved, there has been a transition from higher priced NICs to lower priced ASICs that are installed on the PC motherboard, which contains the PC’s basic circuitry and components, in a LAN-on-motherboard (LOM) configuration. Looking forward, connectivity products will increasingly reside in smaller and lower priced form factors, designed in coordination with the PC motherboard itself. As this trend continues, this configuration will become the form factor of choice for connectivity products, significantly impacting and eroding the market for NICs. Intel is well positioned in the Ethernet connectivity market due to the trend towards the use of integrated silicon products. In addition to changing form factors, users are beginning to implement higher speed connectivity products. 3Com anticipates that a growing number of connectivity products will be based on GbE (10/100/1000 Mbps) line speed. 3Com is partnering with Marvell Semiconductor, Inc., a major silicon provider, to develop and market Gigabit Ethernet products.

Going forward, 3Com will utilize its strong brand, installed base and market share positions, as well as its intellectual property portfolio, to maximize the profitability of its Ethernet connectivity products. We will leverage alliances, which provide cost effective product development and manufacturing, allowing for the effective extension of connectivity products. 3Com is well positioned to license its strong intellectual property portfolio in connectivity, with the potential to provide the company with future royalty streams, with minimal overhead investment. Ultimately, we will focus on yielding the greatest possible cash generation through the extension of our Ethernet connectivity products.

Product Offerings:

3Com’s Ethernet connectivity products enable computers as well as non-PC devices to connect to Ethernet networks. Building on proprietary ASICs, hardware, and software, 3Com is one of the world leaders in providing 10/100/1000 Mbps Ethernet connectivity. A major factor in 3Com’s success has been our focus on ease of use, reliability, and performance. Our customers expect a 3Com product to install easily and to operate reliably over the life of the system. Further, they expect a 3Com solution will provide excellent performance, which will enhance their productivity, by providing timely access to information on the network.

3Com also offers IP security NIC products for server, desktop, and notebook computers, which contain a dedicated processor capable of processing operations including 3DES (Data Encryption Standard) encryption. Our IP security NIC products provide an added layer of distributed, tamper-resistant protection at the client device level, protecting servers, desktops, and notebooks against network attacks and unauthorized access — from both inside and outside the corporate perimeter.

Sales, Marketing, and Distribution:

For sales of Ethernet connectivity products, we utilize our broad two-tier distribution channel (please see the Enterprise Networking segment Sales, Marketing, and Distribution section for detailed discussion) as well as our PC OEM sales channel to reach and support enterprise customers worldwide. Our PC OEM sales group is composed of dedicated, cross-functional account teams focused on major PC manufacturers and regional OEM sales teams focused on smaller regional OEM customers. The dedicated account teams manage the business relationship and the customer. This management includes coordination of the supply chain, quality, and logistics in addition to managing pricing and demand forecasts. The coordination is a key function as many PC customers have international manufacturing locations and are increasingly using contract manufacturers like the Original Design Manufacturers (ODMs) who will design and manufacture systems to the PC vendors’ specifications. This change in design and production strategy requires close interaction within our PC OEM sales group. Since a large percentage of PCs are sold by the non-brand name PC companies, we have a separate OEM sales group focused on the smaller, regional PC companies. A dedicated sales focus is required as the regional OEM’s business tends to be very opportunistic and deal-based. Close cooperation is required to ensure our solution is appropriately positioned to support the OEM’s ability to win its bid.

Competition:

The Ethernet connectivity market is primarily composed of Taiwan-based manufacturers that generally focus on the consumer market and U.S.-based semiconductor chip manufacturers that generally focus on the corporate market. Significant competitors include D-Link, Accton Technology Corp., Intel Corp., and Broadcom Corp. In this market, the migration away from the use of stand-alone Ethernet connectivity products as discussed in the Future Trends section is expected to continue. Intel is well positioned in the Ethernet connectivity market due to the trend towards the use of integrated silicon products. Intel has used proprietary interfaces and its strength in processors to create a strong competitive position.

Research and Development:

For Ethernet connectivity products, 3Com utilizes its engineering teams to internally develop products. Corporate customers value the stability of the software image and robustness of design as key product attributes. These features, along with the intense focus on lowering costs, require an in-depth knowledge of our products that is only available to our internal design teams. In potential growth markets for connectivity products, a limited investment methodology will be used, especially in low volume or in new technologies. In these markets we will leverage alliances to quickly bring new products to market. Our product design approach will be to utilize standardized silicon components with product differentiation provided by embedded software (drivers and firmware), product quality assurance, and support.

Joint Venture with Huawei:

On March 19, 2003, 3Com and Huawei, a major communications equipment provider in China, announced an agreement to form a joint venture (JV) domiciled in Hong Kong with principal operations in Hangzhou, China. Huawei’s contribution to the JV will be its enterprise networking business assets, which include LAN switches; routers; engineering, sales, and marketing resources; and licenses to its related intellectual property. These resources will include over 1,000 employees. 3Com’s contribution to the JV will include $160 million in cash, assets related to its enterprise networking business operations in China and Japan, and licenses to its related intellectual property.

3Com’s president and chief executive officer, Bruce Claflin, has been named chairman of the JV’s board of directors and Ren Zhengfei, president and chief executive officer of Huawei, has been appointed chief executive officer of the JV. Huawei will own 51 percent and 3Com will hold a 49 percent ownership in the JV. On the second anniversary date of the formation of the JV, provided 3Com and its affiliates collectively hold at least 49 percent of the net outstanding shares, 3Com will have the one-time option to purchase from Huawei that number of shares that is equal to two percent of the net outstanding shares. The aggregate purchase price of these shares will be subject to negotiation between the shareholders at the time of such purchase, but will not be greater than $28 million. On the third anniversary of the formation of the JV, each shareholder will have the right to purchase all of the equity equivalents held by the other shareholder and its affiliates. This process to sell or purchase will be governed by a bidding process, where each partner can accept the other partner’s price, or bid at least two percent higher. This process will continue until one partner agrees to sell.

The intent of the JV is to enable 3Com to broaden its product portfolio, offer customers a low cost of acquisition and ownership, and improve its ability to target the Chinese and Japanese markets. The JV’s product line will complement and enhance 3Com’s position in fixed-configuration products by providing 3Com with modular Layer 2 and 3, 10/100/1000 Mbps switches. The JV and Huawei will also provide 3Com a full line of enterprise routers. These products are intended to offer a rich feature set meeting a wide variety of wiring closet, core networking, and wide-area networking needs. In addition, the highly skilled and low-cost engineering team in China will provide a foundation for a lower total cost of ownership. 3Com also intends to leverage this lower cost engineering talent for new, feature rich products in future years.

3Com’s and Huawei’s geographical footprints are highly complementary, which will reduce Huawei’s and 3Com’s costs of expansion into new markets through the JV. 3Com has a strong presence in the Americas and Europe, while Huawei has an established sales network, strong brand name and highly-regarded reputation in China. By working with 3Com, the JV can broaden distribution more rapidly and efficiently, and can focus on developing the Japanese market. Outside China and Japan, 3Com will serve as the primary channel for the JV’s products. 3Com will leverage its expansive distribution channel, significantly extending the reach of the JV-developed products. 3Com will provide resellers access to the full line of JV networking products, which will be sold under the 3Com brand everywhere in the world except China and Japan, where the products will be sold under the JV’s brand. In China and Japan, the JV will sell the former Huawei networking product line (mid, low and high end routers and switches), as well as the existing 3Com product line through an OEM agreement between the JV and 3Com. Until the JV is established and operational, 3Com will purchase from Huawei selected products under an OEM arrangement on an interim basis. 3Com may also sell Huawei’s high-end routers outside China and Japan under an OEM agreement with Huawei.

The JV is subject to regulatory approval in China. Until the transaction is approved and actually closes, the parties are restricted from acting as if these businesses were formally combined. During this period, each business will continue to be managed independently. However, the parties will engage in planning for post-consummation activities.

PRODUCT DEVELOPMENT

Our research and development expenditures in fiscal years 2003, 2002, and 2001 were $113.1 million, $198.0 million, and $406.9 million, respectively. Our research and development expenditures include efforts to create new types of products and classes of service as well as to expand and improve our current product lines, as discussed in the Research and Development sections of our description of our operating segments above.

SIGNIFICANT CUSTOMERS

For the fiscal year ended May 30, 2003, Ingram Micro, Inc. and Tech Data Corp. accounted for 21 percent and 12 percent of our total sales, respectively. For the fiscal years ended May 31, 2002, and June 1, 2001, Ingram Micro accounted for 18 percent of our total sales in each year, and Tech Data accounted for ten percent of our total sales in each year.

INTERNATIONAL OPERATIONS

We market our products globally, primarily through subsidiaries, sales offices, and relationships with OEMs and distributors with local presence in all significant global markets. Outside the U.S., we have several research and development groups, with the most significant group being in the U.K. We have manufacturing and distribution facilities in Ireland and a distribution facility in Singapore. We maintain sales offices in 44 countries outside the U.S.

While the U.S. represents 3Com’s largest geographic marketplace, approximately 65 percent of 3Com’s net sales in fiscal 2003 came from sales to customers outside the U.S. Margins on sales of 3Com products in foreign countries, and sales of product that include components obtained from foreign suppliers, can be adversely affected by international trade regulations, including tariffs and antidumping duties, and by foreign currency exchange rate fluctuations. See Note 20 to the consolidated financial statements for further discussion on segment reporting.

BACKLOG

In many cases we manufacture our products in advance of receiving firm product orders from our customers based upon our forecasts of worldwide customer demand. Generally, orders are placed by the customer on an as-needed basis and may be canceled or rescheduled by the customer without significant penalty. Accordingly, backlog as of any particular date is not necessarily indicative of our future sales. As of May 31, 2003 and June 1, 2002, we had backlog of approximately $32.1 million and $46.7 million, respectively. We do not have backlog orders that cannot be filled within the next fiscal year.

MANUFACTURING

We use a combination of in-house manufacturing and independent contract manufacturers to produce our products. A substantial portion of Enterprise Networking products is manufactured at our Blanchardstown, Ireland facility, where purchasing, assembly, burn-in, testing, final assembly, and quality assurance functions are performed. Contract manufacturers are used to produce Connectivity products and a portion of Enterprise Networking products. We have contract manufacturing arrangements with Flextronics International for the production of Connectivity products. Based on current and forecasted demand, our in-house and independent contract manufacturing operations are expected to have an adequate supply of components required in the production of our products.

INTELLECTUAL PROPERTY AND RELATED MATTERS

Through its research and development activities over many years, 3Com has developed a substantial portfolio of patents covering a wide variety of networking technologies. This ownership of core networking technologies creates opportunities to leverage our engineering investments and develop more integrated, powerful, and innovative networking solutions for customers.

We rely on U.S. and foreign patents, copyrights, trademarks, and trade secrets to establish and maintain proprietary rights in our technology and products. We have an active program to file applications for and obtain patents in the U.S. and in selected foreign countries where potential markets for our products exist. Our general policy has been to seek patent protection for those inventions and improvements that we expect to incorporate in our products or that we otherwise expect to be valuable. As of May 30, 2003, we had 926 U.S. patents (including 896 utility patents and 30 design patents) and 300 foreign patents. During fiscal 2003, we filed 85 patent applications in the U.S. Numerous patent applications are currently pending in the U.S. and other countries that relate to our research and development. We also have patent cross license agreements with other companies, and have retained the right to use all intellectual property that transferred to UTStarcom with the sale of CommWorks. During fiscal 2003, we initiated a patent licensing program to identify potential sources of licensing revenue, including investigation of situations in which we believe that other companies may be improperly using our patented technology.

We have registered 66 trademarks in the U.S. and have registered 58 trademarks in one or more of 61 foreign countries, for a total of 780 worldwide registrations. Numerous applications for registration of domestic and foreign trademarks are currently pending.

EMPLOYEES

As of May 30, 2003, we had approximately 3,300 regular employees, of whom approximately 600 were employed in research and development, 1,000 in sales and marketing, 1,100 in manufacturing and customer services, and 600 in finance, information technology, and administration. Our employees are not represented by a labor organization, and we consider our employee relations to be satisfactory. As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we intend to reduce our overall workforce by approximately ten percent from the level of employees as of May 30, 2003 by the end of the second quarter of fiscal 2004.

SALE OF COMMWORKS

On March 4, 2003, we entered into an agreement to sell selected assets and liabilities of our CommWorks division to UTStarcom in exchange for $100 million in cash (Asset Purchase Agreement), subject to certain closing adjustments. On May 23, 2003, we completed the sale of our CommWorks division and transferred certain assets and liabilities to UTStarcom pursuant to the terms of the Asset Purchase Agreement. As such, CommWorks’ operations ceased to be part of our operations and reported results. CommWorks was engaged in developing and deploying carrier-class, IP-based multi-service access and service creation platforms for telecommunications service providers.

PALM SEPARATION

On September 13, 1999, we announced a plan to conduct an initial public offering (IPO) and spin-off of our Palm subsidiary. On March 2, 2000, we sold 4.7 percent of Palm’s stock to the public in an IPO and sold 1.0 percent of Palm’s stock in private placements. On July 27, 2000, we completed the Palm separation by distributing to our stockholders all of the remaining Palm common stock that we owned. The distribution ratio was 1.4832 shares of Palm for each outstanding share of 3Com common stock.

RESTRUCTURING CHARGES

Beginning in the fourth quarter of fiscal 2000, 3Com undertook several initiatives aimed at both changing business strategy as well as improving operational efficiencies. Restructuring charges related to these initiatives in fiscal 2003, 2002, and 2001 were $184.9 million, $109.0 million, and $154.9 million, respectively, which related to the realignment of our business strategy, our reduction in force, and our cost reduction efforts. These charges are discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

AVAILABLE INFORMATION

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the SEC electronically. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

A free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports may be obtained as soon as reasonably practicable after we file such reports with the SEC on our website at http://www.3Com.com, by contacting the Investor Relations Department by calling (408) 326-3853, or by sending an e-mail message to investor_relations@3Com.com.

ITEM 2.    Properties

We operate in a number of locations worldwide. In fiscal 2003, we had several significant real estate related activities.

During the first quarter of fiscal 2003, 3Com sold its 639,000 square foot Mount Prospect, Illinois facility. The existing tenant lease associated with this facility was assigned to the new owner as of the closing date of the sale.

During the second quarter of fiscal 2003, 3Com sold its 185,000 square foot office and research and development facility in Salt Lake City, Utah. In the same quarter, 3Com sold a four-building office and research and development facility in Marlborough, Massachusetts totaling 550,000 square feet, and leased back approximately 168,000 square feet for 3Com use. Also, an existing tenant lease was assigned to the new owner of the facility as of the closing date of the sale.

During the fourth quarter of fiscal 2003, 3Com entered into a three-year lease agreement to lease approximately 158,000 square feet of our Rolling Meadows facility for office and research and development space to a third party tenant.

We lease and sublease to third-party tenants as of May 30, 2003 approximately 35,000 square feet of office and research and development space on our Santa Clara, California facility, approximately 132,000 square feet of office space in our Mountain View, California leased location, approximately 226,000 square feet of office space in the Chicago, Illinois area, and approximately 68,000 square feet in various locations throughout North America and Europe. These agreements expire at various times between 2002 and 2008.

Our primary real property locations as of May 30, 2003, included the following:

Location	Sq. Ft.	Owned/ Leased	Primary Use
United States — San Francisco Bay Area	1,302,000	Owned	Office, customer service, research and development and computer center. Property is also partially vacant, partially leased to third-party tenant and held for sale.
United States — San Francisco Bay Area	132,000	Leased	Leased to third-party tenant in Mountain View.
United States — Chicago Area	511,000	Owned	Office, research and development, and customer service. Property is also partially vacant, partially leased to third-party tenants.
United States — Boston Area	168,000	Leased	Corporate headquarters, office, research and development and customer service.
United States — Salt Lake Area	78,000	Leased	Office and research and development.
Europe — Ireland	468,000	Owned	Office, research and development, and manufacturing. Property is partially held for sale.
Europe — U.K.	230,000	Owned	Office, research and development and customer service. Property is also partially vacant and partially held for sale.
Europe — U.K.	45,000	Leased	Property is vacant.

As part of our initiatives to maximize our efficiency, we are consolidating our operations wherever feasible and are actively engaged in efforts to dispose of excess facilities, including facilities located in Santa Clara; Dublin, Ireland; and Hemel Hempstead, U.K. As discussed in Note 23 to our consolidated financial statements, in July 2003 we sold our Rolling Meadows, Illinois facility.

ITEM 3.    Legal Proceedings

The material set forth in Note 22 of Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.    Submission of Matters to a Vote of Security Holders

None.

Executive Officers of 3Com Corporation

The following table lists the names, ages and positions held by all executive officers of 3Com as of July 25, 2003. There are no family relationships between any director or executive officer and any other director or executive officer of 3Com. Executive officers serve at the discretion of the Board of Directors.

Name	Age	Position
Bruce L. Claflin	51	President and Chief Executive Officer
Dennis Connors	49	Executive Vice President, Worldwide Operations
Jeanne Cox	48	Vice President, Corporate Branding and Communications
Nick Ganio	44	Executive Vice President, Worldwide Sales
Gwen McDonald	48	Senior Vice President, Human Resources
Mark D. Michael	52	Senior Vice President, Legal, General Counsel, and Secretary
Mark Slaven	46	Executive Vice President, Finance, and Chief Financial Officer

BRUCE L. CLAFLIN has been 3Com’s President and Chief Executive Officer since January 2001 and President and Chief Operating Officer since August 1998. Prior to joining 3Com, Mr. Claflin worked for Digital Equipment Corporation (DEC) from October 1995 to June 1998. From July 1997 to June 1998, he was Senior Vice President and General Manager, Sales and Marketing at DEC and prior to that he served as Vice President and General Manager of DEC’s Personal Computer Business Unit from October 1995 to June 1997. From April 1973 to October 1995, Mr. Claflin held a number of senior management and executive positions at IBM. Mr. Claflin serves as a director of Time Warner Telecom.

DENNIS CONNORS has been 3Com’s Executive Vice President, Worldwide Operations since April 2003. Prior to that, Mr. Connors was President of CommWorks Corporation from June 2002 to April 2003, President of 3Com Business Connectivity Company from June 2001 to June 2002, Senior Vice President of e-Commerce Group from June 2000 to June 2001, and Senior Vice President of Global Customer Service from November 1999 to June 2001. Prior to joining 3Com, Mr. Connors was the Executive Vice President and General Manager of Business Operations and Services for Ericsson, Inc. Mr. Connors also served as Ericsson’s Vice President and Global Business Manager for WorldCom in 1997. During his tenure in Private Radio Systems in the Ericsson/General Electric joint venture, Mr. Connors was the Vice President of Global Product Development and Operations from 1995 through 1997, and between 1993 and 1995 Mr. Connors was the Vice President of Marketing and Research and Development.

JEANNE COX has been 3Com’s Vice President of Corporate Branding and Communications since January 2002. Ms. Cox joined 3Com in July 2000 as Vice President of Global Corporate Communications. Prior to joining 3Com, Ms. Cox worked for Visa International Asia-Pacific as General Manager of Corporate Relations from 1990 to 1994, and again from 1997 to 2000. From 1994 to 1996, Ms. Cox was the Vice President of Communications and Marketing Services with Twenty First Century Marketing Group, and from 1985 to 1990 she served as the Vice President of the Consumer Division with the public relations firm of Manning, Selvage & Lee in New York City.

NICK GANIO has been 3Com’s Executive Vice President, Worldwide Sales since July 2003. Before joining 3Com, Mr. Ganio was President of Bell Microproducts’ Enterprise Division from March 2002 to May 2003. Prior to being named to that position, Mr. Ganio was Group Vice President of Worldwide Sales, Marketing and Services at Computer Network Technology (CNT) from March 1998 to March 2002. Prior to CNT, Mr. Ganio was employed at DEC from 1987 to 1998. Mr. Ganio was Vice President and General Manager of DEC’s Networking Business Unit for the Americas. Mr. Ganio also worked in the office of President at DEC and subsequently managed DEC’s operations in Japan. Mr. Ganio also held positions in sales, marketing, and operations since beginning his career at IBM in 1981 through 1987.

GWEN MCDONALD has been 3Com’s Senior Vice President of Corporate Services since August 2001, and Interim Senior Vice President of Corporate Services from May 2001 to August 2001. Prior to that, Ms. McDonald served in various capacities in Human Resources (HR) within 3Com for the past 12 years, including Vice President of Worldwide Human Resources for Staffing and Operations and Vice President of Worldwide Human Resources for Supply Chain Operations. Prior to joining 3Com, Ms. McDonald was the HR manager for LSI Logic’s Santa Clara operations in 1988 and was employed at Fairchild Semiconductor for the 12 years prior to that, holding numerous key HR positions.

MARK D. MICHAEL has been 3Com’s Senior Vice President, Legal, General Counsel, and Secretary since September 1997. Mr. Michael joined 3Com in 1984 as Counsel, was named Assistant Secretary in 1985, and General Counsel in 1986. Prior to joining 3Com, Mr. Michael was engaged in the private practice of law with firms in Honolulu, Hawaii from 1977 to 1981 and in San Francisco from 1981 to 1984.

MARK SLAVEN has been 3Com’s Executive Vice President, Finance, and Chief Financial Officer since March 2003 and 3Com’s Senior Vice President, Finance, and Chief Financial Officer from June 2002 to March 2003. Prior to his appointment to this role, Mr. Slaven served as Vice President of Treasury, Tax, Trade and Investor Relations. Prior to that Mr. Slaven had been Vice President and Treasurer since August 2000. Prior to that, Mr. Slaven was Vice President of Finance for Supply Chain Operations since joining the company through 3Com’s acquisition of U.S. Robotics in June 1997, where he was Vice President of Finance for U.S. Robotics’ manufacturing division. Before joining U.S. Robotics, Mr. Slaven was Chief Financial Officer of the personal printer division at Lexmark International Inc. Mr. Slaven serves as a director of Terayon Communication Systems, Inc.

PART II

ITEM 5.    Market for 3Com Corporation’s Common Stock and Related Stockholder Matters

Fiscal 2003	High	Low	Fiscal 2002	High	Low
First Quarter	$5.38	$4.03	First Quarter	$5.66	$4.11
Second Quarter	5.20	3.87	Second Quarter	4.80	3.45
Third Quarter	5.22	4.15	Third Quarter	6.85	4.66
Fourth Quarter	5.73	4.08	Fourth Quarter	6.48	5.17

Our common stock has been traded on the Nasdaq National Market under the symbol COMS since our initial public offering on March 21, 1984. The preceding table sets forth the high and low closing sale prices as reported on the Nasdaq National Market during the last two years. As of July 25, 2003, we had approximately 5,321 stockholders of record. We have not paid, and do not anticipate that we will pay, cash dividends on our common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes our equity compensation plans as of May 30, 2003:

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)
(Shares in thousands)
Equity compensation plans approved by stockholders	25,362	$7.64	43,675
Equity compensation plans not approved by stockholders*	58,532	6.85	91,380

Total	83,894	$7.09	135,055

*	Excludes 1.6 million outstanding options with an average exercise price of $3.80. These options were assumed in connection with acquisitions and no additional options are available for future issuance under such plans.

Options issued and available for future issuance outside of the stockholder-approved plans have been issued under our broad-based plan, which is the 1994 Stock Option Plan, as amended. Options granted from this plan are granted at fair value, vest over two to four years, and expire ten years after the date of grant.

During the period from May 31, 2003 through July 25, 2003, we have granted an additional 0.7 million stock options at a weighted average price of $4.85 per share.

ITEM 6.    Selected Financial Data

The following selected financial information has been derived from the audited consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

The table below has been restated to account for CommWorks as a discontinued operation.

	Fiscal Years Ended
	May 30, 2003	May 31, 2002 (Restated)	June 1, 2001 (Restated)	June 2, 2000 (Restated)	May 28, 1999 (Restated)
(In thousands, except per share and employee data)
Sales	$932,866	$1,258,969	$2,421,165	$3,756,175	$4,738,318
Net income (loss)	(283,754)	(595,950)	(965,376)	674,303	403,874
Income (loss) from continuing operations before cumulative effect of accounting change	(230,093)	(453,652)	(790,166)	559,458	367,703
Income (loss) per share, continuing operations:
Basic	$(0.64)	$(1.30)	$(2.29)	$1.61	$1.02
Diluted	(0.64)	(1.30)	(2.29)	1.56	1.00
Number of employees	3,300	3,500	6,600	9,100	11,400

The provisions of Statement of Financial Accounting Standard (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” are applicable to disposals occurring after our adoption of SFAS 144, effective June 1, 2002. In accordance with such provisions, the table below has not been restated to reflect CommWorks as a discontinued operation.

	Balances as of
	May 30, 2003	May 31, 2002	June 1, 2001	June 2, 2000	May 28, 1999
(In thousands)
Total assets	$2,062,360	$2,526,792	$3,456,872	$6,617,774	$4,250,844
Assets, net of discontinued operations of Palm	2,062,360	2,526,792	3,456,872	5,559,537	4,170,564
Working capital, net of discontinued operations of Palm (1)	1,314,012	1,159,822	1,397,977	3,181,420	2,111,909
Long-term obligations	4,595	73,365	10,536	141,285	94,268
Retained earnings (deficit)	(405,981)	35,814	771,639	1,982,079	1,403,709
Stockholders’ equity	1,718,597	1,950,205	2,505,421	4,043,064	3,196,455

(1)	Working capital is defined as total current assets less total current liabilities.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Our consolidated financial statements for all periods presented account for CommWorks and Palm as discontinued operations. CommWorks is accounted for as a discontinued operation as a result of our decision to sell the business on March 4, 2003. As discussed in Note 3 to the consolidated financial statements, all fiscal 2002 and prior amounts have been restated to reflect CommWorks’ results of operations as a discontinued operation. Palm is also accounted for as a discontinued operation as a result of our decision to distribute the Palm common stock we owned to 3Com stockholders in the form of a stock dividend. We completed the sale of CommWorks on May 23, 2003 and distributed Palm common stock to 3Com stockholders on July 27, 2000. Subsequent to those respective dates, CommWorks’ and Palm’s operations ceased to be part of our operations and reported results. Unless otherwise indicated, the following discussion relates to our continuing operations.

OVERVIEW

In the fourth quarter of fiscal 2001 we undertook several broad initiatives aimed at driving revenue growth and cutting costs in an attempt to return 3Com to profitability. This included exiting certain product lines that were not expected to yield a satisfactory return on investment in the near term, and resulted in restructuring charges of $154.9 million in fiscal 2001. After exiting these product lines and after restating our financial statements for discontinued operations as referred to above, we were organized around two continuing business units — Business Connectivity Company (BCC) and Business Networks Company (BNC). These business units operated throughout all of fiscal 2002. During fiscal 2002, we experienced continued declining revenues, which were most pronounced in BCC as a result of a shift in the market to less expensive, silicon-based products. In response to such conditions, in fiscal 2002 we undertook additional measures to further reduce costs, including headcount reductions, long term asset retirements, and outsourcing manufacturing that resulted in facilities consolidation. We recorded $109.0 million in restructuring charges in fiscal 2002 as a result of these actions.

In the first quarter of fiscal 2003, as results continued to decline, we undertook several additional broad initiatives to achieve further cost savings. The first of these actions included the integration of certain central functions of BCC and BNC in order to achieve cost savings, and restructuring charges resulted from this action. This integration, however, did not substantially change our structure that consisted of our two ongoing operating units. In fiscal 2002, these business units were BCC and BNC. Effective for fiscal 2003, our business units were 1) Connectivity, which included the majority of products previously managed under BCC, and 2) Enterprise Networking, which included all of the products previously managed under BNC as well as certain wireless and security offerings that were formerly part of BCC.

In fiscal 2003 we saw the continued downward trend in revenue noted in fiscal 2002. In response to this trend, we took additional measures to reduce costs. We continued to reduce headcount, outsourced certain information technology (IT) functions, and continued our pursuit of selling excess facilities. All of these actions generated restructuring charges, which totaled $184.9 million in fiscal 2003, but also resulted in reductions in sales and marketing, research and development, and general and administrative expenses.

Our results of operations for the fourth quarter of fiscal 2003 were particularly challenging. We ended fiscal 2003 with lower revenues from Enterprise Networking products, down 21 percent from the previous quarter. This decrease was due to pricing and volume pressures, and was driven by particularly weak performance in the Europe, Middle East and Africa region, which had represented approximately 41 percent of our total revenues for the first three quarters of the year. In addition, revenues from Connectivity products were down 15 percent sequentially, due to pricing pressures and the technology shift occurring in the market. Overall gross margin as a percentage of revenue decreased to 36 percent for the fourth quarter of fiscal 2003, compared to 44 percent for the previous quarter. This decrease in gross margin was attributable to pricing pressures, an unfavorable change in product mix and an unfavorable impact of lower volume on capacity utilization in our one remaining operational manufacturing plant. Operating expenses excluding restructuring charges were essentially flat compared to the previous quarter, but increased significantly as a percent of revenues. In particular, general and administrative expenses as a percent of revenues have been higher than our desired long-term financial model.

As we enter fiscal 2004, we continue to face significant challenges with respect to revenue, gross margin, and operating expenses. We are taking a number of steps to address these challenges. To increase revenues, we plan to expand our product portfolio to include more Layer 3-plus and higher end products, a full line of modular switches and routers, and a higher-end Voice-over-Internet Protocol (IP) offering. We believe that such an expanded product portfolio will allow us to deliver converged voice and data networking solutions not only to our traditional customers but also to larger and multi-site enterprises. Also, in order to drive increased sales of these higher end products, we are increasing our direct touch sales, service and support representatives. To accommodate the difficult pricing environment that we expect to face for the foreseeable future, we are making efforts to reduce costs and expenses. Beginning in fiscal 2004, we are consolidating our company’s operations into a single operating segment, and we are relocating key management positions and functions from our Santa Clara, California facility into our Marlborough, Massachusetts location as a more effective way to run this simplified business model. Also, we are consolidating our operations into fewer facilities and disposing of excess real estate holdings, relocating transaction processing activities to lower cost locations, and upgrading and modifying our IT infrastructure and systems to more cost-effective alternatives. In addition, we recently announced our intention to reduce our overall workforce by approximately ten percent. Much of this reduction in our workforce will affect general and administrative expenses, which we are targeting to be in the range of $17 million to $18 million per quarter beginning in the second half of fiscal 2004 as compared to $22.2 million for the most recent quarter.

In the near term, we expect that some of the steps that we are taking will result in continuing downward pressure on income from continuing operations. For example, sales and marketing expenses will increase as a result of additions to our direct sales, service and support representatives. Also, general and administrative expenses will increase due to relocation and recruiting costs associated with the relocation of key management positions and functions from Santa Clara to Marlborough. However, we believe that the steps that we are taking are appropriate at this time and fully consistent with our goals of increasing revenues and restoring profitability.

Our planned actions for fiscal 2004 are based on certain assumptions concerning the nature, severity, and duration of the current economic downturn affecting the networking industry and the cost and expense structure of our business. These assumptions could prove to be inaccurate. If current economic conditions deteriorate to an unexpected degree, or if our planned actions are not successful in achieving our goals, there could be additional adverse impacts on our financial position, revenues, profitability or cash flows. In that case, we might need to modify our strategic focus and restructure our business again to realign our resources and achieve additional cost and expense savings.

On March 19, 2003, we announced an agreement to form a joint venture with Huawei Technologies, Ltd. that will be domiciled in Hong Kong with principal operations in Hangzhou, China. We will contribute to the joint venture $160 million in cash, assets related to our operations in China and Japan, and licenses to our related intellectual property in exchange for 49 percent ownership of the joint venture. Operations of the joint venture are expected to begin in the second quarter of fiscal 2004, pending regulatory approval in China and satisfactory implementation of IT systems.

As mentioned above, starting in fiscal 2004 we are combining our Enterprise Networking and Connectivity segments, and will manage and report the business as a single segment. The following historical discussions of our operating results reflect the continuing operations of 3Com as the business was managed during fiscal 2003.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are outlined in Item 8 as Note 2 to our consolidated financial statements, which appear in Part II, Item 8 of this Annual Report. Some of those accounting policies require us to make estimates and assumptions that affect the amounts reported by us. The following items require the most significant judgment and often involve complex estimation:

Revenue recognition:    We recognize a sale when the product has been delivered and risk of loss has passed to the customer, collection of the resulting receivable is reasonably assured, persuasive evidence of an arrangement exists, and the fee is fixed or determinable. The assessment of whether the fee is fixed or determinable considers whether a significant portion of the fee is due after our normal payment terms. If we determine that the fee is not fixed or determinable, we recognize revenue at the time the fee becomes due, provided that all other revenue recognition criteria have been met. Also, sales arrangements may contain customer-specific acceptance requirements for both products and services. In such cases, revenue is deferred at the time of delivery of the product or service and is recognized upon receipt of customer acceptance.

For arrangements that involve multiple elements, such as sales of products that include maintenance or installation services, revenue is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element have been met. We use the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and vendor-specific objective evidence of the fair value of all the undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of fair value of one or more undelivered elements does not exist, revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

We assess collectibility based on a number of factors, including general economic and market conditions, past transaction history with the customer, and the credit-worthiness of the customer. We do not typically request collateral from our customers. If we determine that collection of the fee is not reasonably assured, then we will defer the fee and recognize revenue upon receipt of payment.

A significant portion of our sales are to distributors and value-added resellers. Revenue is generally recognized when title and risk of loss pass to the customer, assuming all other revenue recognition criteria have been met. Sales to these customers are recorded net of appropriate allowances, including estimates for product returns, price protection, and excess channel inventory levels.

For sales of products that contain software that is marketed separately, the provisions of Statement of Position 97-2, as amended, are applied. Sales of services, including professional services, system integration, project management and training are recognized upon delivery and completion of performance. Other service revenue, such as that related to maintenance and support contracts, is recognized ratably over the contract term, provided that all other revenue recognition criteria have been met. Royalty revenue from licensing is recognized as earned.

Allowance for doubtful accounts:    We continuously monitor payments from our customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When we evaluate the adequacy of our allowances for doubtful accounts, we take into account various factors including our accounts receivable aging, customer credit-worthiness, historical bad debts, and geographic and political risk. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of May 30, 2003, our net accounts receivable balance was $90.3 million.

Inventory:    Inventory is stated at the lower of standard cost, which approximates cost, or net realizable value. Cost is based on a first-in, first-out basis. We review the net realizable value of inventory, both on hand as well as for inventory that we are committed to purchase, in detail on an on-going basis, with consideration given to deterioration, obsolescence, and other factors. If actual market conditions differ from those projected by management and our estimates prove to be inaccurate, additional write downs or adjustments to cost of sales may be required. Additionally, we may realize benefits through cost of sales for sale or disposition of inventory that had been previously written off. As of May 30, 2003, our inventory balance was $27.1 million.

Goodwill and intangible assets:    We review the value of our long-lived assets, including goodwill, in accordance with the applicable accounting literature for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. During fiscal 2002, we recognized $50.9 million of write downs of goodwill and intangible assets relating to our Connectivity segment. During fiscal 2003, we recorded $3.2 million of additional intangible asset write downs, as well as a $45.4 million write off of goodwill resulting from the transitional goodwill impairment evaluation under Statement of Financial Accounting Standards (SFAS) 142 related to our Enterprise Networking segment. As of May 30, 2003, we had $12.0 million of net intangible assets and $0.9 million of goodwill remaining on the balance sheet, which we believe to be realizable based on the estimated future cash flows of the associated products and technology. However, it is possible that the estimates and assumptions used, such as future sales and expense levels, in assessing the carrying value of these assets may need to be reevaluated in the case of continued market deterioration, which could result in further impairment of these assets.

Restructuring charges:    Over the last several years we have undertaken significant broad restructuring initiatives. These initiatives have required us to utilize significant estimates related to held for sale properties, which resulted in both accelerated depreciation charges and write downs of these properties. In addition, we have had to record estimated provisions for severance and outplacement costs, lease cancellations, long-term asset write downs, and other restructuring costs. Given the significance and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. The accounting for restructuring costs and asset impairments requires us to record provisions and charges when we have taken actions and/or have the appropriate approval for taking action, and when a liability is incurred. Our policies require us to continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. As management continues to evaluate the business, there may be additional charges for new restructuring activities as well as changes in estimates to amounts previously recorded.

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

RESTRUCTURING ACTIVITIES

Beginning in the fourth quarter of fiscal 2000, we undertook several broad initiatives aimed at both changing business strategy as well as improving operational efficiencies. These broad initiatives covered actions over the past several years. Since the inception of these initiatives, 3Com recorded restructuring charges of $184.9 million, $109.0 million, and $154.9 million in the fiscal years ended May 30, 2003, May 31, 2002, and June 1, 2001, respectively.

Actions Related to Broad Restructuring and Cost Reduction Initiatives

In fiscal 2001, we announced and began a broad restructuring of our business to enhance the focus and cost effectiveness of our business units in serving their respective markets. The restructuring plan was general in nature, and called for cost reductions in the areas of personnel, facilities, product costs, and discretionary spending. In fiscal 2001 and 2002, we implemented a number of reductions in workforce and took other actions aimed at reducing costs, expenses, and assets. For the fiscal years ended May 31, 2002 and June 1, 2001, 3Com recorded charges of approximately $109.2 million and $142.8 million, respectively, related to these restructuring activities. Specific actions taken during fiscal 2001 and 2002 included exiting our consumer Internet appliance and cable and digital subscriber line (DSL) modem product lines; outsourcing the manufacturing of certain high volume server, desktop, and mobile connectivity products in a contract manufacturing arrangement; organizing 3Com around independent businesses that utilized central shared corporate services; and consolidating our real estate portfolio and making plans to sell certain facilities.

Due to a continuing decline in revenues, in fiscal 2003 we continued to take additional actions to reduce costs. For the fiscal year ended May 30, 2003, we recorded charges of approximately $184.9 million related to the completion of restructuring activities that were initiated in prior years as well as additional actions initiated in fiscal 2003. Specific actions taken in fiscal 2003 included integrating the support infrastructure of our Connectivity and Enterprise Networking segments to leverage common infrastructure in order to drive additional cost out of the business; entering into an agreement to outsource certain IT functions; and continuing our efforts to consolidate our real estate portfolio.

Accrued amounts as of May 30, 2003 relating to such restructuring activities are classified as current as we intend to satisfy such liabilities within the next year. We expect to incur additional charges in the first half of fiscal 2004 related to our continued cost reduction efforts, including the reduction in workforce announced in June 2003. The majority of payments associated with these charges are anticipated to be made in the first half of fiscal 2004. Additionally, a number of our facilities are classified as held for sale, particularly in Santa Clara where real estate market values have been declining, and additional write downs could result from future changes in the market values of those properties.

Exit from the Analog-Only Modem and High-End Local Area Network (LAN)/Wide Area Network (WAN) Chassis Product Lines and Separation of Palm

We realigned our strategy in the fourth quarter of fiscal 2000 to focus on high-growth markets, technologies, and products. In support of this strategy, we exited our analog-only modem and high-end LAN and WAN chassis product lines and completed the separation of Palm. For the fiscal years ended May 31, 2002 and June 1, 2001, we recorded a restructuring credit of $0.2 million and a charge of $12.5 million, respectively, associated with the exit of the analog-only modem and high-end LAN and WAN chassis product lines, and completed our restructuring actions relating to these activities in fiscal 2001. We also recorded a credit of $0.2 million for the fiscal year ended June 1, 2001 related to the separation of Palm.

BUSINESS COMBINATIONS AND JOINT VENTURES

We did not complete any business combinations or joint ventures in fiscal years 2003 and 2002. In fiscal 2001, we completed the following transactions:

•	During the third quarter of fiscal 2001, we acquired the Gigabit Ethernet network interface card (NIC) business of Alteon WebSystems, a wholly-owned subsidiary of Nortel Networks Corp., for an aggregate purchase price of $123.0 million, consisting of cash paid to Nortel of $122.0 million and $1.0 million of costs directly attributable to the completion of the acquisition. We purchased the Alteon NIC business and are licensing certain Gigabit Ethernet-related technology and intellectual property from Alteon.

Approximately $22.5 million of the aggregate purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use, and was charged to operations in the third quarter of fiscal 2001. A risk adjusted after-tax discount rate of 25 percent was applied to the in-process project’s cash flows. This purchase resulted in $86.0 million of goodwill and other intangible assets that were being amortized over an estimated useful life of four years.

In fiscal 2002, we determined that lower than anticipated revenue growth resulted in an impairment of the goodwill and developed product technology that arose from the acquisition of Alteon. These intangible assets were written down $50.9 million to fair value, which was estimated using discounted future cash flows. The impairment charge was included in amortization and write down of intangibles, and is a component of contribution margin for the Connectivity segment as reported in Note 20 of the consolidated financial statements. As a result of the analysis, we wrote down all of the Alteon-related goodwill and a portion of the Alteon developed product technology. Remaining net intangible assets continue to be amortized over their original useful lives.

•	During the second quarter of fiscal 2001, we acquired Nomadic Technologies, Inc., a developer of wireless networking products that we have incorporated into solutions for both small business and enterprise customers, for an aggregate purchase price of $31.8 million, consisting of cash paid to Nomadic of $23.5 million, issuance of restricted stock with a fair value of $3.8 million, stock options assumed with a fair value of $4.3 million, and $0.2 million of costs directly attributable to the completion of the acquisition.

For financial reporting purposes, the aggregate purchase price was reduced by the intrinsic value of unvested stock options and restricted stock totaling $6.9 million, which was recorded as deferred stock-based compensation and is being amortized over the respective vesting periods. Approximately $8.3 million of the aggregate purchase price represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use, and was charged to operations in the second quarter of fiscal 2001. A risk adjusted after-tax discount rate of 30 percent was applied to the in-process projects’ cash flows. This purchase resulted in $18.6 million of goodwill and other intangible assets that were being amortized over estimated useful lives of three to five years. Finite-lived intangible assets continue to be amortized over their original useful lives. Upon the adoption of SFAS 142, the net remaining indefinite-lived intangible assets as of May 31, 2002 of $12.1 million were written off as a change in accounting principle effective June 1, 2002 and related to our Enterprise Networking segment. Our adoption of SFAS 142 also resulted in an additional $33.3 million write off of indefinite-lived intangible assets relating to our Enterprise Networking segment of our continuing operations that arose from an acquisition made in fiscal 1999.

•	During the first quarter of fiscal 2001, we acquired Kerbango, Inc., developer of the Kerbango™ Internet radio, radio tuning system, and radio web site, for an aggregate purchase price of $73.5 million, consisting of cash paid

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

For financial reporting purposes, the aggregate purchase price, excluding deferred cash payments, was reduced by the intrinsic value of unvested stock options and restricted stock totaling $20.2 million, which was recorded as deferred stock-based compensation and was being amortized over the respective vesting periods. Approximately $29.4 million of the aggregate purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use, and was charged to operations in the first quarter of fiscal 2001. A risk adjusted after-tax discount rate of 35 percent was applied to the in-process project’s cash flows. This purchase resulted in $33.7 million of goodwill and other intangible assets that were being amortized over estimated useful lives of three to five years.

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

•	During the first quarter of fiscal 2001, we completed the transfer of our analog-only modem product lines to U.S. Robotics Corporation (New USR), the new joint venture formed with Accton and NatSteel Electronics. We contributed $3.1 million of assets to New USR for an 18.7 percent investment in the joint venture. New USR assumed the analog-only modem product line, including U.S. Robotics® and U.S. Robotics Courier™ branded modems.

During fiscal 2001, we wrote off our $3.1 million investment in New USR as the value of this investment was determined to be other-than-temporarily impaired. The amount was charged to loss on investments, net.

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal years indicated, the percentage of total sales represented by the line items reflected in our consolidated statements of operations. Fiscal years 2002 and 2001 have been restated to account for CommWorks as a discontinued operation.

	Fiscal Years Ended
	May 30, 2003	May 31, 2002	June 1, 2001
		(Restated)	(Restated)
Sales	100.0%	100.0%	100.0%
Cost of sales	54.8	70.8	82.7

Gross margin	45.2	29.2	17.3

Operating expenses:
Sales and marketing	26.0	21.7	29.1
Research and development	12.1	15.7	16.8
General and administrative	10.2	8.9	6.9
Amortization and write down of intangibles	1.1	6.9	1.4
Restructuring charges	19.8	8.7	6.4
Losses (gains) on land and facilities, net	0.1	0.1	(7.4)
Purchased in-process technology	—	—	2.5
Merger-related credits, net	—	—	—

Total operating expenses	69.3	62.0	55.7

Operating loss	(24.1)	(32.8)	(38.4)
Loss on investments, net	(3.9)	(1.4)	(0.8)
Litigation settlement	—	—	(10.4)
Interest and other income, net	2.2	5.3	6.0

Loss from continuing operations before income taxes, equity interests, and cumulative effect of change in accounting principle	(25.8)	(28.9)	(43.6)
Income tax provision (benefit)	(1.1)	7.1	(11.0)
Equity interest in loss of unconsolidated investee	—	—	—

Loss from continuing operations before cumulative effect of change in accounting principle	(24.7)	(36.0)	(32.6)
Discontinued operations, net of taxes	(0.9)	(11.3)	(7.3)

Loss before cumulative effect of change in accounting principle	(25.6)	(47.3)	(39.9)
Cumulative effect of change in accounting principle	(4.8)	—	—

Net loss	(30.4)%	(47.3)%	(39.9)%

Comparison of fiscal years ended May 30, 2003 and May 31, 2002

Sales

Fiscal 2003 sales totaled $932.9 million, a decrease of 26 percent from fiscal 2002 sales of $1,259.0 million. During fiscal 2003, our principal operating segments were Enterprise Networking and Connectivity.

Enterprise Networking.    Sales of Enterprise Networking offerings (data, voice, and wireless networking products and solutions, support and maintenance services, and the Network Jack product) in fiscal 2003 were $682.2 million, a decrease of 14 percent from fiscal 2002 sales of $791.6 million. The decrease resulted from a decline in data product line revenues, partially offset by moderate increases in the voice and wireless product lines. Within the data product line, LAN revenues decreased by $87.3 million, due to lower sales of shared hubs due to competition from low priced switches, and from lower revenues from 3300 fixed switches, as these products have matured. Also affecting the data product line was a decline of $25.0 million in DSL router products due to our withdrawal from this product line at the end of fiscal 2002. Sales of voice products were up $8.3 million due to the overall growth in the market. Wireless products experienced growth of $5.0 million due to an increased demand for home office products. Service revenues declined by $22.3 million due to fewer maintenance contract renewals. Enterprise Networking sales represented 73 percent of total sales in fiscal 2003 compared to 63 percent of total sales in fiscal 2002.

Connectivity.    Sales of Connectivity products (wired NICs and personal computer (PC) Cards, LAN on Motherboard (LOM), application-specific integrated circuits (ASICs), and Mini-Peripheral Component Interconnect (PCI)) in fiscal 2003 were $242.6 million, a decrease of $214.3 million, or 47 percent, compared to the same period one year ago. The decline in sales as compared to the prior year was due largely to lower volumes, with unit shipments decreasing 45 percent compared to fiscal 2002, as well as to lower overall average selling prices (ASPs).

Factors that reduced volumes were a shift in the market from NICs, PC Cards, and Mini-PCI form factors to alternatives that have network functionality embedded in PC chipsets where we have lower market share, and lower sales to our original equipment manufacturing (OEM) partners. In addition to lower volumes, our overall Connectivity ASPs decreased in fiscal 2003. Declining ASPs resulting from intense competition that placed further downward pressure on revenues were mitigated by a favorable product mix shift towards Gigabit and security fiber products that carry higher ASPs, and a decrease in sales to OEMs, which normally have lower ASPs. Additionally, the decline in sales in fiscal 2003 was partially offset by the recognition of $15.0 million of royalty revenue from a paid-up license resulting from settlement of patent litigation with Xircom Inc. as discussed in Note 22 of the consolidated financial statements. Sales of Connectivity products represented 26 percent of total sales in fiscal 2003 compared to 36 percent of total sales in fiscal 2002. We expect sales from Connectivity products to decline again in fiscal 2004 due to lower ASPs and a shift in market demand from our products to more cost-effective products for which we have lower market share.

Exited Product Lines.    Sales of exited product lines (analog-only modems and high-end LAN and WAN chassis products, internet appliances, and consumer cable and DSL modem products) in fiscal 2003 were $8.1 million, compared to $10.5 million in fiscal 2002. Sales of exited product lines were substantially eliminated by the second quarter of fiscal 2002 resulting from our business restructuring and change in strategic focus, and the sales in fiscal 2003 resulted mainly from the first quarter recognition of revenue that was deferred as of May 31, 2002. Sales of exited products were one percent of total sales in both fiscal 2003 and 2002.

By Geography.

U.S. sales represented approximately 35 percent of total sales in fiscal 2003 compared to approximately 37 percent in fiscal 2002, and decreased 31 percent when compared to fiscal 2002. International sales in fiscal 2003 decreased 23 percent when compared to fiscal 2002. The decline in revenues associated with our Enterprise Networking and Connectivity segments discussed above contributed to declines both domestically and internationally, with the decline in Connectivity product volumes having the largest impact in our domestic market as well as in the Asia Pacific region. Additionally, the decline in revenues in Enterprise Networking mainly impacted our domestic market and our Europe, Middle East, and Africa region.

Gross Margin

Gross margin as a percentage of sales was 45.2 percent in fiscal 2003, compared to 29.2 percent in fiscal 2002. Gross margin increased nine percentage points due largely to reductions in materials costs resulting from design changes and component cost improvements, and a mix shift towards higher margin products. Included in the mix shift of Connectivity products is an increase in the percentage of sales through the distribution channel versus OEM customers, which generally have lower ASPs. Gross margin benefited approximately one percentage point in fiscal 2003 due to the receipt of $15.0 million in royalty revenue associated with the Xircom settlement discussed above that had no associated cost of goods. Gross margin increased approximately two percentage points for the reduction of underutilized capacity in our manufacturing plants. Gross margin increased approximately two percentage points due mainly to the prior year’s excess and obsolete inventory provisions. These prior period provisions were largely the result of reduced demand and product transition of certain Connectivity products. Gross margin improved a combined two percentage points from duty refunds totaling approximately $11.8 million and from lower post-sales support expenses. The sale or disposition of inventory in fiscal 2003 that had previously been written off totaling $4.9 million did not have a material impact on gross margins.

Operating Expenses

Operating expenses in fiscal 2003 were $646.4 million, or 69.3 percent of sales, compared to $780.5 million, or 62.0 percent of sales, in fiscal 2002. Operating expenses in fiscal 2003 included amortization and write down of intangibles of $10.3 million, restructuring charges of $184.9 million, and net losses on land and facilities of $0.9 million. Operating expenses in fiscal 2002 included amortization and write down of intangibles of $86.6 million, restructuring charges of $109.0 million, and net losses on land and facilities of $1.4 million. Excluding these items, operating expenses were $450.3 million for fiscal 2003, compared to $583.5 million for fiscal 2002, a decrease of approximately $133.2 million.

The most significant components of the $133.2 million decrease were reductions of $58.5 million of direct employee and alternative workforce expenses, $33.8 million of project and research related expenses such as project materials and depreciation on engineering assets, $27.2 million of IT-related expenses, and $5.0 million of spending on marketing and advertising. These decreases were the result of cost reduction actions primarily related to our restructuring initiatives, which included headcount reductions, IT outsourcing, long term asset write offs, a decline in the number of research projects, and general spending reductions. Offsetting these decreases was an increase of $6.8 million for legal and professional services.

Sales and Marketing.    Sales and marketing expenses in fiscal 2003 decreased $30.8 million, or 11 percent, from fiscal 2002. Sales and marketing expenses as a percentage of sales increased to 26.0 percent of sales in fiscal 2003 compared to 21.7 percent of sales in fiscal 2002. As compared to the prior year, the largest cause of the decrease was attributable to direct employee-related expenses, with the second largest factor being the decrease in IT-related expenses. These two factors accounted for a majority of the reduction of sales and marketing expenses. The reduction in spending on marketing and advertising noted above was the third most significant contributor to the decrease in expenses.

Research and Development.    Research and development expenses in fiscal 2003 decreased $84.9 million, or 43 percent, compared to fiscal 2002. Research and development expenses as a percentage of sales decreased to 12.1 percent of sales in fiscal 2003 compared to 15.7 percent of sales in fiscal 2002. As compared to the prior year, the decrease in project and research related expenses such as project materials and depreciation on engineering assets was the largest component of the decrease. When combined with a comparable decline in direct employee-related expenses, this accounted for a majority of the decrease. The third largest contributor was IT-related expenses.

General and Administrative.    General and administrative expenses in fiscal 2003 decreased $17.4 million, or 16 percent, from fiscal 2002. As a percentage of sales, general and administrative expenses increased to 10.2 percent of sales in fiscal 2003 compared to 8.9 percent of sales in fiscal 2002. As compared to the prior year, a decline in direct employee-related expenses resulted in almost all of the $17.4 million decrease. IT-related spending reductions were offset by increases for legal and professional services relating to both litigation we settled during the year and expenses related to our joint venture with Huawei. We expect that general and administrative expenses will increase in the short term, then decrease in absolute dollars in the latter half of fiscal 2004.

Amortization and Write Down of Intangibles.    Amortization and write down of intangibles were $10.3 million and $86.6 million for fiscal 2003 and 2002, respectively. Charges in 2003 included a $3.2 million write down for the impairment of intangible assets in our Enterprise Networking segment related to the NBX Corporation acquisition, and $7.1 million for amortization. Charges in 2002 included $50.9 million of write downs for impairments of intangibles relating to the goodwill and developed product technology associated with the acquisition of the Gigabit Ethernet NIC business of Alteon in the Connectivity segment, and $35.7 million for amortization. Due to the adoption of SFAS 142 on June 1, 2002, we stopped amortizing goodwill in fiscal 2003. Fiscal 2002 included amortization of $25.2 million relating to continuing operations. (Fiscal 2002 also included goodwill amortization of $6.8 million that related to discontinued operations.)

Restructuring Charges.    Restructuring charges in 2003 and 2002 were $184.9 million and $109.0 million, respectively. Expenses for fiscal 2003 were composed primarily of charges for actions taken in fiscal 2003 relating to accelerated depreciation and write downs of facilities of $151.4 million, severance and outplacement costs of $20.5 million, and long-term asset write downs and other costs of $4.1 million. Facilities charges in fiscal 2003 included $59.2 million related to accelerated depreciation and impairments of facilities in Santa Clara, $45.8 million relating to the impairment of our Rolling Meadows, Illinois facility, a $29.4 million loss on the sale of our Marlborough facility, write downs of properties in Ireland and the U.K. of $7.5 million and $7.2 million, respectively, and lease terminations of $2.3 million. Restructuring charges for fiscal 2003 were the result of the consolidation of our real estate portfolio, the integration of the support infrastructure of our Connectivity and Enterprise Networking segments, IT outsourcing efforts, and continued cost reduction actions. Additionally, in fiscal 2003 we incurred charges of $8.9 million relating to the completion of restructuring activities begun in fiscal 2002.

Expenses for fiscal 2002 included $47.8 million for facility-related charges, comprised of $24.4 million in write downs of property held for sale, $13.2 million for the loss on the sale of our Singapore manufacturing facility, and $10.2 million for other facility charges; $43.4 million for severance and outplacement costs; $13.6 million for long-term asset write-downs, and $4.4 million for other restructuring charges. These charges were the result of both cost reduction actions we took to restructure our operations that were announced on December 21, 2000, as well as consolidation of our manufacturing facilities and the discontinuation of our consumer cable and DSL modem product lines as announced during June 2001. We also recorded a $0.2 million benefit in fiscal 2002 relating to revisions of previous estimates of a restructuring initiative that had begun in the fourth quarter of fiscal 2000.

Further cost reduction efforts will include a reduction in workforce as announced in June 2003, which will result in additional employee severance charges. Further actions may be taken if our business activity continues to decline and additional cost reduction efforts are necessary. In addition, a number of our facilities are classified as held for sale as a result of our restructuring program, and additional write downs could result from changes in the market values of those properties. As of May 30, 2003, the value of these held for sale properties was $101.3 million, and included properties located in Santa Clara — which in particular has experienced declining real estate market values — Ireland, and the U.K. Depreciation has stopped on held for sale properties, and any related rental income is recorded as an offset to operating expenses, as is all rental income. Rental income for both owned and leased properties was $23.8 million, $37.6 million, and $28.3 million for fiscal 2003, 2002, and 2001, respectively.

As discussed in Note 23 to our consolidated financial statements, in July 2003 we sold our Rolling Meadows facility, and expect to record a restructuring charge of approximately $0.8 million in the first quarter of fiscal 2004 as a result of the sale.

Losses (Gains) on Land and Facilities, Net.    The net loss on land and facilities in fiscal 2003 and 2002 was $0.9 million and $1.4 million respectively. Charges in both periods related to the write downs of our Salt Lake City, Utah facility that was sold in the second quarter of fiscal 2003. This facility was classified as held for sale prior to the inception of our restructuring programs and therefore the net losses associated with it were not the result of restructuring actions and were not recorded as a part of restructuring charges.

Loss on Investments, Net

During fiscal 2003, net losses on investments were $36.1 million, composed of $28.7 million of net losses recognized due to fair value adjustments of investments in limited partnership venture capital funds and write downs of other-than-temporary declines in value of investments in private companies and $7.4 million of net losses realized on sales of publicly traded equity securities and investments in limited partnership venture capital funds. In fiscal 2002, net losses on investments were $17.9 million, composed of $30.5 million of net losses recognized due to fair value adjustments of investments in limited partnership venture capital funds and write downs of other-than-temporary declines in value of investments in private companies, offset by $12.6 million of net gains realized on sales of publicly traded equity securities.

Interest and Other Income, Net

Interest and other income, net, was $20.2 million in fiscal 2003, a decrease of $47.2 million compared to $67.4 million in fiscal 2002. A decline in interest income accounted for $37.7 million of this decline, primarily driven by lower interest rates, and lower interest income relating to our fiscal 2002 income tax refund; we collected $5.1 million and $12.1 million of interest income in fiscal 2003 and 2002, respectively, relating to our fiscal 2002 income tax refund. Additionally, borrowing-related costs increased $5.1 million in fiscal 2003 due mainly to higher average outstanding balances on our term loan and revolving line of credit as well as higher amortization of deferred loan costs, which included accelerated amortization relating to the early repayment of the term loan. Also in fiscal 2003, we recorded a charge of $1.7 million in interest and other income, net, for the one-year extension of the expiration date for the warrants issued to Broadcom Corp. relating to our settlement of litigation with them as discussed in Note 22 to our consolidated financial statements.

Income Tax Provision (Benefit)

Our income tax benefit was $10.5 million in fiscal 2003, compared to an income tax provision of $89.9 million in fiscal 2002. Included in our fiscal 2003 income tax benefit was a $17.7 million benefit of a net operating loss carryback made possible by the Job Creation and Worker Assistance Act of 2002, and a $15.6 million benefit that was recorded to offset the net tax provision for discontinued operations. Offsetting these benefits was a tax provision for tax in certain foreign and domestic state jurisdictions. The fiscal 2002 tax provision was the result of write downs of the domestic deferred tax asset that had been previously supported by the appreciation in our real estate portfolio, as well as for income taxes in foreign and domestic state jurisdictions.

Discontinued Operations

Discontinued operations in fiscal 2003 and fiscal 2002 related to our CommWorks business that was sold in the fourth quarter of fiscal 2003. Discontinued operations in fiscal 2003 included a gain on the sale of CommWorks of $88.9 million, which was offset by $17.1 million of taxes. Also included in fiscal 2003 were losses from operations of $81.5 million, which were offset by a $1.5 million tax benefit. The loss from operations in fiscal 2002 was $142.3 million, net of taxes of $1.4 million.

Cumulative Effect of Change in Accounting Principle

We adopted SFAS 142 effective June 1, 2002. In accordance with SFAS 142, we conducted a transitional goodwill impairment evaluation of the $66.5 million of goodwill recorded as of May 31, 2002. In the first quarter of fiscal 2003, we completed the first phase of the SFAS 142 analysis, which indicated that an impairment may have existed. In the second quarter of fiscal 2003, we completed the evaluation and recorded a charge totaling $45.4 million relating to continuing operations as a change in accounting principle effective June 1, 2002 to write off goodwill in the Enterprise Networking segment. This evaluation also resulted in a $20.2 million charge to write off goodwill relating to the CommWorks segment, which is included in discontinued operations.

Comparison of fiscal years ended May 31, 2002 and June 1, 2001

Sales

Fiscal 2002 sales totaled $1,259.0 million, a decrease of 48 percent from fiscal 2001 sales of $2,421.2 million.

Enterprise Networking.    Sales of Enterprise Networking offerings in fiscal 2002 were $791.6 million, a decrease of 26 percent from fiscal 2001 sales of $1,066.6 million. The decrease resulted from declines in the data and voice revenue product lines, partially offset by moderate increases in the wireless product line. Within the data product line, LAN revenues decreased by $159.3 million, due to lower sales in stackable and small business switches and hubs due to weaker industry conditions as a result of the continued economic downturn. Also affecting the data product line was a decline of $32.5 million in DSL router products due to our withdrawal from this product line at the end of fiscal 2002 as a result of rapid price erosion. Service revenues declined by $48.5 million due to fewer maintenance contract renewals. Enterprise Networking sales represented 63 percent of total sales in fiscal 2002 compared to 44 percent of total sales in fiscal 2001.

Connectivity.    Sales of Connectivity products in fiscal 2002 were $456.9 million, a decrease of 52 percent from fiscal 2001 sales of $957.0 million. The decrease in sales of Connectivity products when compared to fiscal 2001 was due primarily to lower ASPs and declining unit sales. Factors that reduced ASPs were a shift in the market from NICs and PC Cards to the lower priced LOM and Mini-PCI form factors, an increase in the proportion of sales to OEMs, and pressure from increased competition. Unit sales also declined as lower priced form factors — in particular the connectivity that is integrated into the chipset of the PC — began to replace NICs and LOMs, and due to the economic downturn that started after the first quarter of fiscal 2001. These declines were partially offset by increased sales of our Gigabit Ethernet NIC products. Sales of Connectivity products represented 36 percent of total sales in fiscal 2002 compared to 40 percent of total sales in fiscal 2001.

Exited Product Lines.    Sales of exited product lines in fiscal 2002 were $10.5 million, a decrease of 97 percent from fiscal 2001 sales of $397.6 million. Most of fiscal 2002 sales of exited products took place in the first fiscal quarter. This substantial elimination of sales of these products was due to our change in strategic focus. Sales of exited products represented one percent of total sales in fiscal 2002 compared to 16 percent of total sales in fiscal 2001.

By Geography.

U.S. sales represented 37 percent of total sales in fiscal 2002 compared to 42 percent in fiscal 2001, and decreased 54 percent when compared to fiscal 2001. International sales in fiscal 2002 decreased 43 percent when compared to fiscal 2001. The decline in sales of exited product lines mostly impacted the domestic market, and the decline in sales of Connectivity products impacted all major geographic regions, but most significantly in the domestic market. The decline in sales of Enterprise Networking products and services most significantly impacted both the domestic market and our Europe, Middle East, and Africa region.

Gross Margin

Gross margin as a percentage of sales was 29.2 percent in fiscal 2002, compared to 17.3 percent in fiscal 2001. Gross margin improved seven percentage points due to reductions in period costs, which were higher in fiscal 2001 as a result of provisions for excess and obsolete inventory due to reduced demand and the discontinuation of our consumer product lines. Gross margin improved approximately four percentage points due largely to product mix, as well as cost reductions in Enterprise Networking products. Improvements in product mix resulted from the discontinuation of low-margin consumer products. These improvements were partially offset by increased price competition and a mix shift towards lower margin Connectivity OEM products. Gross margin improved one percentage point in fiscal 2002 due primarily to the elimination of minimum volume purchase commitments with subcontract manufacturers that we incurred in fiscal 2001. Sales of previously written off inventory did not materially improve gross margin in fiscal 2002.

Operating Expenses

Operating expenses in fiscal 2002 were $780.5 million, or 62.0 percent of sales, compared to $1,349.7 million, or 55.7 percent of sales in fiscal 2001. Excluding amortization and write down of intangibles of $86.6 million, restructuring charges of $109.0 million, and net losses on land and facilities of $1.4 million, operating expenses were $583.5 million, or 46.3 percent of sales for fiscal 2002. Excluding amortization and write down of intangibles of $34.5 million, restructuring charges of $154.9 million, net gains on land and facilities of $178.8 million, purchased in-process technology charges of $60.2 million, and net merger-related credits of $0.7 million, operating expenses were $1,279.6 million, or 52.9 percent of sales for fiscal 2001.

Sales and Marketing.    Sales and marketing expenses in fiscal 2002 decreased $432.7 million, or 61 percent, from fiscal 2001. Sales and marketing expenses as a percentage of sales decreased to 21.7 percent of sales in fiscal 2002 compared to 29.1 percent of sales in fiscal 2001. The year-over-year decrease in sales and marketing expenses was attributable to lower selling expenses resulting from the decrease in sales, the exit of product lines associated with our restructuring activities, reduced headcount, and other cost reduction efforts. In addition, fiscal 2001 had higher than normal spending for corporate branding programs.

Research and Development.    Research and development expenses in fiscal 2002 decreased $208.9 million, or 51 percent, compared to fiscal 2001. Research and development expenses as a percentage of sales in fiscal 2002 were 15.7 percent, relatively flat as compared to 16.8 percent of sales fiscal 2001. The year-over-year decrease in research and development expenses in absolute dollars was primarily due to headcount reductions and cost reduction efforts, especially in our discontinued and mature product lines.

General and Administrative.    General and administrative expenses in fiscal 2002 decreased $54.5 million, or 33 percent, from fiscal 2001. As a percentage of sales, general and administrative expenses increased to 8.9 percent of sales in fiscal 2002 compared to 6.9 percent of sales in fiscal 2001. The year-over-year decrease in general and administrative expenses in absolute dollars was primarily due to decreased headcount, cost reduction efforts, and lower legal expenses relating to patent prosecution. In fiscal 2002 there were fewer new patent filings because of reduced research and development activities. The year-over-year increase as a percentage of sales was due to our inability to reduce fixed costs at the same rate as our decline in sales.

Amortization and Write Down of Intangibles.    Amortization and write down of intangibles in fiscal 2002 of $86.6 million increased $52.1 million, compared to $34.5 million in fiscal 2001. Charges in fiscal 2002 included impairment charges of $50.9 million for goodwill and developed product technology related to the Alteon acquisition, and $35.7 million for amortization. Charges for fiscal 2001 included write offs of $5.8 million and $2.1 million for the remaining net intangible assets and goodwill associated with our acquisitions of Euphonics, Inc., and Interactive Web Concepts, Inc., respectively, and amortization of $26.6 million. Amortization expense increased in fiscal 2002 as compared to 2001 due to higher goodwill and intangible asset balances.

Restructuring Charges.    During fiscal 2002 and fiscal 2001, we undertook several initiatives aimed at both changing business strategy as well as improving operational efficiencies. Restructuring charges in fiscal 2002 and fiscal 2001 were $109.0 million and $154.9 million, respectively. Expenses for fiscal 2002 included $47.8 million for facility-related charges, comprised of $24.4 million in write downs of held for sale property, $13.2 million for the loss on the sale of our Singapore manufacturing facility, and $10.2 million for other facility charges; $43.4 million for severance and outplacement costs; $13.6 million for long-term asset write-downs, and $4.4 million for other restructuring charges. These charges were the result of both cost reduction actions we took to restructure our operations that were announced on December 21, 2000, consolidation of our manufacturing facilities and the discontinuation of our consumer cable and DSL modem product lines as announced during June 2001, and continued efforts to improve our cost structure. We also recorded a $0.2 million benefit in fiscal 2002 relating to revisions of previous estimates of a restructuring initiative to exit our analog-only modem and high-end LAN and WAN chassis product lines that had begun in the fourth quarter of fiscal 2000. Restructuring charges in fiscal 2001 included charges of $142.8 million relating to our restructuring plans announced on December 21, 2000, $12.5 million relating to the exit of our analog-only modem and high-end LAN and WAN chassis product lines, and approximately a $0.2 million credit relating the separation of Palm.

Losses (Gains) on Land and Facilities, Net.    Net loss on land and facilities was $1.4 million for fiscal 2002. This was due to the write down of property held for sale in Salt Lake City that was classified as such prior to the inception of our restructuring program. During fiscal 2001, 3Com finalized the sale of a 39-acre parcel of undeveloped land in San Jose, California to a financial institution as directed by Palm for total net proceeds of approximately $215.6 million. 3Com recorded a net gain of $174.4 million related to this sale. In February 2001, 3Com sold a vacated office and manufacturing building in Morton Grove, Illinois for total net proceeds of $12.4 million, resulting in a gain of approximately $4.4 million.

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

Loss on Investments, Net

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

Litigation Settlement

We recorded a charge of $250.0 million during fiscal 2001 for the settlement of the Reiver and Adler cases, as discussed in Note 22 to the consolidated financial statements.

Interest and Other Income, Net

Interest and other income, net, was $67.4 million in fiscal 2002, compared to $144.6 million in fiscal 2001. The decrease of $77.2 million compared to fiscal 2001 was primarily due to lower interest income as a result of lower cash and short-term investment balances as well as lower interest rates, plus higher interest expense due to borrowings on our term loan and revolving line of credit, partially offset by $12.1 million of interest income on a tax refund received in the second quarter of fiscal 2002.

Income Tax Provision (Benefit)

Our income tax expense was $89.9 million in fiscal 2002, compared to an income tax benefit of $265.8 million in fiscal 2001. Our fiscal 2002 expense is due to providing income taxes in foreign and state jurisdictions and the write down of the domestic deferred tax asset that had been supported by the appreciation in our real estate portfolio. However, due to the decline in the commercial real estate market, realization became uncertain and this tax asset was written down during fiscal 2002. Our income tax benefit in fiscal 2001 was comprised of the recognition, in part, of the benefit of our loss for the year offset by a provision for income tax in certain foreign jurisdictions.

Discontinued Operations

Discontinued operations in fiscal 2002 related to our CommWorks business that was sold in the fourth quarter of fiscal 2003. Discontinued operations in fiscal 2001 included $179.7 million of losses, net of taxes, relating to CommWorks, offset by $4.5 million of income, net of taxes, relating to Palm, Inc. The operations of Palm ceased to be part of our results subsequent to our distribution of Palm common stock we owned to our stockholders in the form of a stock dividend in the first quarter of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents and short-term investments at May 30, 2003 were $1,484.6 million, an increase of approximately $102.6 million compared to the balance of $1,382.0 million at May 31, 2002.

Net cash provided by operating activities was $79.8 million for fiscal 2003, most of which was generated in the first three quarters of fiscal 2003. Cash provided by operating activities significantly decreased in the fourth quarter of fiscal 2003, due largely to the decline in revenue and gross margins without a commensurate decrease in operating expenses for the quarter. To address such issues, we are increasing sales resources, as well as decreasing our total workforce to drive revenue and decrease expenses, respectively. Significant operating commitments in future periods include lease payments and royalty commitments. Total future lease obligations are $70.1 million, $20.5 million of which will be paid in fiscal 2004. Commitments relating to royalty and patent licenses, the technologies of which are incorporated into our products, extend through May 2005. As of May 30, 2003, these commitments were approximately $31.6 million, $10.5 million of which is expected to be paid in fiscal 2004. Additionally, we have several agreements whereby we have sold product to resellers who have, in turn, sold the product to end users, and we have guaranteed the payments of the end users to our customers. If all end users under these agreements were to default on their payments, as of May 30, 2003 we would be required to pay approximately $9.7 million. As deferred revenue and associated accruals regarding such sales approximate the guaranteed amounts, any payments resulting from end user defaults would not have a material impact on our results of operations.

Net cash used in investing activities was $120.5 million for fiscal 2003, including $271.9 million of net cash used to purchase investments in debt and equity securities, partially offset by $55.7 million of net proceeds relating to sales and purchases of fixed assets and $95.7 million of proceeds, net of transaction costs, from the sale of CommWorks. For the fiscal years ended May 30, 2003 and May 31, 2002, we made investments totaling $1,283.5 million and $745.6 million, respectively, in municipal and corporate bonds and government agency instruments, as well as investments totaling $6.8 million and $12.4 million, respectively, in equity securities. For the fiscal years ended May 30, 2003 and May 31, 2002, proceeds from maturities and sales of municipal and corporate bonds and government agency instruments were $1,009.2 million and $772.0 million, respectively, and proceeds from the sales of equity investments totaled $9.2 million and $34.6 million, respectively.

The purchases and sales of equity securities discussed above include activities of 3Com Ventures. 3Com Ventures selectively makes strategic investments in privately-held companies and in limited partnership venture capital funds, which in turn invest in privately-held companies. This may include a strategic commercial or technology relationship, such as a component supply agreement or technology license arrangement, with these privately-held companies. These investments were entered into with the intention of complementing our business strategies and research and development efforts. In fiscal 2003 we sold our interest in several limited partnership venture capital funds. We collected proceeds of $4.4 million associated with the sale of these funds, recorded a $5.4 million loss on the sale and, as part of the terms of the transaction, with the approval of the funds’ general partners, transferred the obligations of future capital calls associated with such funds. 3Com Ventures has made strategic investments of $3.9 million in fiscal 2003 and has committed to make additional capital contributions to certain venture capital funds totaling $13.2 million. We are contractually obligated to provide funding upon calls for capital. The expiration dates for such capital calls are generally five to eight years from the inception of the fund, and the amounts and timing of such calls during that period are entirely at the discretion of the funds’ general partners. We estimate that we will pay approximately $4.7 million over the next twelve months as capital calls are made.

During fiscal 2003, we made $25.4 million in capital expenditures, primarily for projects relating to information systems, facilities consolidation projects, and new product introductions. Additionally, we collected $81.1 million from sales of property and equipment, including facilities in Marlborough, Mount Prospect, and Salt Lake City for net proceeds of $56.6 million, $17.8 million, and $4.2 million, respectively. As of May 30, 2003, capital expenditure commitments outstanding were not material.

As announced in March 2003, we are in the process of forming a joint venture with Huawei. In addition to our operations in China and Japan and licenses to our related intellectual property, we will be contributing $160.0 million to this joint venture, which is expected to be funded in the second quarter of fiscal 2004.

Net cash used in financing activities was $123.4 million for fiscal 2003, which included $169.3 million for the repayment of debt offset by $46.0 million in net proceeds related to warrants and common stock. The repayment of debt included the entirety of the revolving line of credit balance of $70.0 million and $97.5 million on our term loan that was outstanding as of May 31, 2002. We still maintain the ability to draw on our revolving line of credit as needed through its expiration date of November 2004, and as of May 30, 2003, we were eligible for borrowings under the revolving line of credit of up to $33.6 million. Additional outstanding debt of $1.8 million related to capital leases.

During fiscal 2003, we collected $12.6 million plus interest on the note receivable from the sale of warrants to Broadcom. This note was previously the subject of litigation between us and Broadcom, which was settled in the second quarter of fiscal 2003 as discussed in Note 22 of the consolidated financial statements. As of May 30, 2003, Broadcom was current in its installments to repay this note, and is expected to pay the remaining balance of $8.4 million as of May 30, 2003 in two installments during the first and second quarters of fiscal 2004.

In fiscal 2003, we repurchased 0.4 million shares of common stock for $1.5 million under a stock repurchase program that was superseded in the fourth quarter of fiscal 2003. The current stock repurchase program provides for expenditures of up to $100.0 million and has authorized a two-year time limit on such repurchases. Stock repurchases may be used to offset the issuance of additional shares resulting from employee stock option exercises and the sale of shares under the employee stock purchase plan. In fiscal 2003, our employee stock purchase and option plans resulted in our collection of $34.9 million from the issuance of approximately 10.5 million shares.

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

As of May 30, 2003, our outstanding stock options as a percentage of outstanding shares were 23 percent. This potential dilutive effect of stock options to existing stockholders is an area of attention of senior management and is mainly the result of the effect of our distribution of Palm, Inc. common stock in the first quarter of fiscal 2001. As a result of the distribution, the number of shares subject to option grants was adjusted to preserve the intrinsic value of the stock options, resulting in an increase of 134 million options, and bringing the total option shares outstanding to 169 million at the time of the distribution. As a result of employee reductions and management of new grants, the number of outstanding options has been reduced approximately 49 percent since the Palm distribution.

There are no assurances that we can reduce losses from operations and avoid negative cash flow or raise capital as needed to fund the operations of 3Com. However, based on current plans and business conditions, but subject to the discussion in the Business Environment and Industry Trends, we believe that our existing cash and equivalents, short-term investments, revolving line of credit, and potential cash generated from operations will be sufficient to satisfy anticipated cash requirements for at least the next twelve months.

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

We adopted SFAS 142 on June 1, 2002 and ceased amortization of net goodwill totaling $66.5 million, which included $0.7 million of acquired workforce intangible assets previously classified as purchased intangible assets; amortization continues on net finite-lived intangible assets, with remaining useful lives of generally two to three years and totaling $12.0 million as of May 30, 2003 as discussed in Note 9 of the consolidated financial statements. In the first quarter of fiscal 2003, we completed the first phase of the SFAS 142 analysis, which indicated that an impairment may have existed for the goodwill associated with our Enterprise Networking segment of our continuing operations and our discontinued CommWorks operations. In the second quarter of fiscal 2003, we completed the transitional goodwill impairment evaluation and recorded a charge totaling $65.6 million effective June 1, 2002 to write off goodwill of $45.4 million in the Enterprise Networking segment as a change in accounting principle and $20.2 million in discontinued operations. The remaining recorded goodwill after this impairment charge was $0.9 million, and related solely to the Connectivity segment. A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill and acquired workforce amortization follows (in thousands, except per share amounts):

	Years Ended
	May 30, 2003	May 31, 2002	June 1, 2001
Reported net loss	$(283,754)	$(595,950)	$(965,376)
Add back goodwill and acquired workforce amortization	—	31,813	34,323

Adjusted net loss	$(283,754)	$(564,137)	$(931,053)

Reported net loss per share — Basic and Diluted	$(0.79)	$(1.71)	$(2.80)
Add back goodwill and acquired workforce amortization	—	0.10	0.10

Adjusted net loss per share — Basic and Diluted	$(0.79)	$(1.61)	$(2.70)

In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We adopted SFAS 144 on June 1, 2002. The adoption of SFAS 144 did not have a material impact on our results of operations or financial position.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. We adopted the provisions of SFAS 146 for exit or disposal activities that were initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and are applicable to our product warranty liability and other guarantees. We adopted the provisions of FIN 45 for guarantees issued or modified after December 31, 2002, and the adoption of FIN 45 did not have a material impact on our results of operations or financial position.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for fiscal periods beginning after June 15, 2003. We have not yet determined the impact of the adoption of EITF 00-21 on our results of operations or financial position.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects an entity’s accounting policy decisions with respect to stock-based employee compensation on reported net income in both annual and interim periods. SFAS 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. We adopted the disclosure requirements of SFAS 148 effective March 1, 2003. The adoption of the disclosure requirements of SFAS 148 did not have a material impact on our results of operations or financial position.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 establishes accounting guidance for consolidation of a variable interest entity (VIE), formerly referred to as special purpose entities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity (the Primary Beneficiary) should consolidate a VIE that functions to support the activities of the Primary Beneficiary. We have no contractual relationship or other business relationship with a VIE, and therefore the adoption will not have an effect on our consolidated results of operations or financial position.

BUSINESS ENVIRONMENT AND INDUSTRY TRENDS

Industry trends and specific risks may affect our future business and results. The matters discussed below could cause our future results to differ from past results or those described in forward-looking statements.

We may not operate profitably or increase our revenues because global economic, political, and social conditions beyond our control have created an unpredictable environment for technology businesses.

Our business may continue to suffer from adverse economic conditions worldwide that have contributed to a technology industry slowdown. Specifically, we have experienced:

•	reduced demand for our products;

•	increased price competition for our products;

•	increased risk of excess and obsolete inventories;

•	excess facilities and manufacturing capacity; and

•	higher general and administrative costs, as a percentage of revenue.

Recent geopolitical and social turmoil in many parts of the world, including actual incidents and potential future acts of terrorism and war, may continue to put pressure on global economic conditions. These geopolitical and social conditions, together with the resulting economic uncertainties, make it extremely difficult for 3Com, our customers and our vendors to accurately forecast and plan future business activities. This reduced predictability challenges our ability to operate profitably or to increase revenues. In particular, it is difficult to develop and implement strategies to create sustainable business models and efficient operations, and to effectively manage outsourced relationships for services such as contract manufacturing and information technology. If the current uncertain economic conditions continue or deteriorate, there could be additional material adverse impact on our financial position, revenues, results of operations, or cash flow.

Our strategy of outsourcing functions and operations not central to our business may fail to reduce cost and may disrupt our operations.

We continue to look for ways to decrease cost and improve efficiency by contracting other companies to perform functions or operations that do not contribute to our core technology business. Up to now, our efforts have focused on using outside vendors to meet some of our IT needs. To achieve more cost savings or operational benefits, we may further outsource our IT needs, as well as other aspects of the following operations: manufacturing, human resources, finance, security, engineering services, and supply chain. Although we believe that outsourcing these functions will result in lower costs and increased efficiencies, this may not be the case. For example, outsourcing means that we will be relying upon third parties to meet our needs. Because these third parties may not be as responsive to our needs as we would be ourselves, we may increase the risk of disruption to our operations. In addition, our contracts with these third parties sometimes include substantial penalties for terminating the contracts early or failing to maintain minimum service levels. Because we cannot always predict how long we will need the services or how much of the services we will use, we may have to pay these penalties.

Our revenues may decrease, and we may not be able to make up for lower revenues with cost reductions sufficient to generate positive cash flow or return to profitability.

We believe that we must implement strict cost and expense reductions if we are to generate positive cash flow from operations in future quarters and return to profitability. If we are not able to effectively reduce our costs and expenses commensurate with, and at the same pace as, any further deterioration in our revenues, we may not be able to generate positive cash flow. Negative cash flow would adversely impact our efforts to operate our business effectively and profitably. We are unable to predict the exact amount of cost reductions required for us to generate positive cash flow or return to profitability because we cannot accurately predict the amount of our future revenues. Our future revenue depends, in part, on future economic and market conditions, which we are unable to accurately forecast. However, we currently expect that sales of our connectivity products will continue to decline, with sales in the first quarter of fiscal 2004 expected to decline by ten to 15 percent from the quarter ended May 30, 2003.

Our efforts to consolidate our real estate portfolio and sell certain real estate holdings may not generate the expected level of cash proceeds or result in reductions of operating costs.

In connection with our ongoing restructuring and cost reduction activities, we are making efforts to consolidate our operations and dispose of our excess real estate holdings, including facilities associated with our manufacturing and other business operations in Santa Clara, Ireland, and the U.K. Despite our best efforts, our ability to dispose of our excess real estate holdings may be impaired by adverse conditions in the commercial real estate market in the U.S. and elsewhere generally, and in Silicon Valley in particular. The value of commercial real estate in Silicon Valley has decreased substantially as a result of the slowdown in the technology industry, and many of our real estate holdings are in Silicon Valley. Additionally, to the extent that we continue to own excess facilities and are not able to lease the facilities to third parties, our operating results will be adversely affected from continuing to bear the operating costs associated with these facilities and the inability to generate rental income.

Our workforce reductions, and the high cost of living in certain locations, may make it more difficult for us to retain and recruit the qualified employees and management personnel that are critical to our success.

Our success depends upon retaining and recruiting highly qualified employees and management personnel. However, the significant downturn in our business environment has had a negative impact on our operations. As a result, we have restructured our operations to reduce our workforce and implement other cost reduction activities. Although we believe these various changes and actions will improve our organizational effectiveness and competitiveness, they could lead, in the short term, to disruptions in our business, reduced employee morale and productivity, increased attrition and problems with retaining existing employees and recruiting future employees and increased financial costs. Recruiting and retaining skilled personnel, including engineers, sales representatives and product marketing managers, continues to be difficult. In addition, at certain locations where we operate, the cost of living is extremely high and it may be difficult to attract and retain key employees and management personnel at a reasonable cost. If we cannot successfully recruit and retain these individuals, our product introduction schedules, customer relationships, operating results and financial condition may become impaired and our overall ability to compete may be adversely affected.

Efforts to reduce general and administrative costs could involve further workforce reductions and lead to disruptions in our business.

General and administrative expenses as a percent of revenue have been higher than our desired long-term financial model. We will take actions to reduce these expenses. These actions could include further reductions in work force, relocation of transaction processing activities to lower cost locations, changes or modifications in IT systems or applications and process reengineering. As a result of these actions, some employees with critical skills could leave our company prematurely. In addition, reductions in staffing will make it difficult for us to satisfy the demands of our preferred business practices and to address legal and regulatory obligations in an effective manner. The failure to maintain our preferred business practices and meet our legal and regulatory obligations effectively could ultimately lead to higher costs or penalties.

If future business conditions present unanticipated challenges, we may need to make further changes to our business structure or reductions to our workforce.

In response to industry and market conditions, we have restructured our business and reduced our workforce. The assumptions underlying our restructuring efforts will be assessed on an ongoing basis and may prove to be inaccurate. We may have to restructure our business again to achieve additional cost savings and to strategically realign our resources. Our restructuring plan is based on certain assumptions regarding the cost structure of our business and the nature, severity, and duration of the current economic downturn, which may not prove to be accurate. While restructuring, we have assessed, and will continue to assess, whether we should further reduce our workforce as well as further outsourcing certain operations. We may not be able to successfully implement the initiatives we have undertaken in restructuring our business and, even if successfully implemented, these initiatives may not be sufficient to meet the changes in industry and market conditions and to achieve profitability and positive cash flow.

If our cash flow significantly deteriorates in the future, our liquidity and ability to operate our business could be adversely affected.

We incurred net losses in fiscal 2002 and fiscal 2003, and our combined cash and short-term investments declined in fiscal 2002. Although we generated cash from operations and increased our cash and short-term investments balance in fiscal 2003, we could experience negative overall cash flow in future quarters. If our cash flow significantly deteriorates in the future, our liquidity and ability to operate our business could be adversely affected. For example, our ability to raise financial capital may be hindered due to our net losses and the possibility of future negative cash flow. An inability to raise financial capital would limit our operating flexibility.

The following items could require unexpected future cash payments or limit our ability to generate cash:

•	inability to dispose of real estate holdings;

•	taxes due upon the transfer of cash held in foreign locations; and

•	taxes assessed by local authorities where we conduct business.

Our decision to move the principal location of our senior executive management team may result in costs for relocation, executive severance, recruitment and other costs.

We are moving the principal location of our senior executive management team and certain functions that they manage to our facility in Marlborough. Our primary business location for the enterprise networking business in the U.S. is in Marlborough. Many of these employees, and the functions for which they are responsible, have been located in different facilities, including Santa Clara. In fiscal 2004, we are transitioning our senior executive officers and certain functions typically performed at corporate headquarters to our Marlborough facility. Although a relatively small percentage of our employees will be affected by the relocation of our corporate headquarters, such changes will require us to incur expenses and to make the required effort to effectuate the relocation. For example, we expect to incur relocation costs, executive severance costs (for those executives not moving to Marlborough), and recruitment costs (for replacing the individuals not moving to Marlborough). We expect to make changes in personnel as needed to fill key positions in Marlborough, including replacement of certain executive officers, and will make the effort to integrate new employees and successfully complete the transition and relocation of the headquarters functions.

We may not respond effectively to increased competition caused by industry volatility and consolidation.

Our business could be seriously harmed if we do not compete effectively. We face competitive challenges that are likely to arise from a number of factors, including:

•	industry volatility resulting from rapid product development cycles;

•	increasing price competition due to maturation of basic networking technologies;

•	industry consolidation resulting in competitors with greater financial, marketing, and technical resources;

•	the presence of existing competitors with greater financial resources together with the potential emergence of new competitors with lower cost structures and more competitive offerings; and

•	greater competition for fewer customers as a result of consolidation in the reseller and distribution channels.

The increased integration of networking, communications, and computer processing functions on a reduced number of computer chips may adversely affect our future sales growth and operating results.

The integration of networking, communications, and computer processing functions on a reduced number of computer chips has become an industry trend. This trend is sometimes referred to as “siliconization.” Many of these integrated computer chips offer improved features and increased performance at lower cost. However, we are not a computer chip company. Rather, we make products that function with computer chips but are not contained on the chips themselves. As a result, increased siliconization may make our products obsolete if the functions performed by our products can be better and less expensively performed by these integrated computer chips. If this happens, our future sales growth and operating results will suffer. For example, a significant portion of our sales of connectivity products come from PC manufacturers like Dell Computer Corp., Gateway, Hewlett-Packard Company (HP), and International Business Machines Corp. All of these companies are manufacturers that incorporate our connectivity products into their products. However, these companies also include computer chips from other vendors that integrate a connectivity function into their products. As this integrated connectivity technology matures, computer chip makers may include more and more of the features performed by our connectivity products directly in the basic circuitry and components of computers, leading to cheaper computer configurations. This means that some competitors that have a significant share of the PC computer chip market may sell chips that contain integrated connectivity at prices not significantly greater than prices for PC computer chips without connectivity. If our PC manufacturer customers can buy chips that contain the same connectivity features as our products at a lower cost than buying our connectivity products separately, they will be less likely to buy our products. We expect that PC manufacturers and designers increasingly will purchase the lower-priced integrated connectivity products. If we cannot lower the costs of our products or persuade customers to purchase products with higher average selling prices, then our margins will be reduced and our financial results will be adversely affected. In addition, as networking functions become more embedded in the basic circuitry and components of computers, we face increased competition from other companies that are also our current suppliers of products. If we cannot compete successfully against current or future competitors, we could harm our business, operating results or financial condition.

We are investing in unproven technologies that may not produce the benefits we expect.

We are making significant investments in various technologies for emerging product lines. These investments include XRN™ (eXpandable Resilient Networking) technology, Gigabit Ethernet technology, IP telephony, wireless LANs, Layer 3+ switching, network security technology (such as our embedded firewall products), and Network Jack switches. We expect new products and solutions based on these technologies to account for a higher percentage of our sales in the future. However, the markets for some of these products and solutions are still emerging and may not develop to our expectations. For example, industry standards for some of these technologies are yet to be widely adopted, and the market potential remains unproven. If the markets for new products and solutions based on these technologies do not develop or grow as we expect, or if we have not adopted effective sales and marketing strategies for these new products and solutions, our financial results could be adversely affected and we might need to change our business strategy.

We may not be successful at identifying and responding to new and emerging market and product opportunities.

The markets in which we compete are characterized by rapid technology transitions and short product life cycles. Therefore, our success depends on our ability to: 1) identify new market and product opportunities, 2) develop and introduce new products and solutions in a timely manner, 3) gain market acceptance of new products and solutions, particularly in the targeted emerging markets discussed above, and 4) rapidly and efficiently transition our customers from older to newer enterprise networking technologies. Our operating results or financial condition could suffer if we are not successful in achieving these goals. For example, our business would suffer if there is a delay in introducing new products, if there are fewer customers interested in our products than we expected, if our products do not satisfy customers in terms of features, functionality or quality; or if the products cost more to produce than we expect. Our business would suffer in particular if negative effects such as these were to occur in those product markets that we have identified as emerging high-growth opportunities. One factor that may cause greater difficulty for us in quickly and effectively introducing new products with the features, functionality, quality, and costs that are optimal for the market is our increased reliance on relationships with strategic partners, such as original design manufacturers (ODMs). Because ODMs manufacture the products of other companies as well as ours, the timeliness of the availability of our products depends, in part, on their production schedules. In addition, we are relying on them to manufacture products that meet our specifications with regard to quality and cost. Finally, since we rely on our strategic partners, we may not be able to independently identify current product and technology trends and to respond to such trends as well as if we were working independently.

A significant portion of our revenues is derived from sales to a small number of customers. If any of these customers reduces its business with us, our business could be seriously harmed.

We distribute many of our products through two-tier distribution channels that include distributors, systems integrators and value-added resellers. We also sell to PC manufacturers and telecommunications service providers. A significant portion of our sales is concentrated among a few distributors and OEM customers; our two largest customers accounted for a combined 33 percent of total sales in fiscal 2003, as well as a combined 28 percent of total sales in both fiscal 2002 and fiscal 2001. There has been a recent trend of decreased demand for connectivity products from OEM customers such as Dell and HP, due to increased integration of networking connections with semiconductor components, and also to factors specific to our OEM customers. Additionally, consolidation in our distribution channels and among PC manufacturers is reducing the number of customers in our domestic and international markets. In an effort to streamline our operations, we may increase the focus of our distribution sales resources on selected distribution channel customers.

We depend on distributors who could negatively affect our operations by reducing the level of our products in their inventory.

Our distributors maintain inventories of our products. We work closely with our distributors to monitor channel inventory levels and ensure that appropriate levels of products are available to resellers and end users. At the end of fiscal year 2003, channel inventory levels were at the upper end of our target range of four to six weeks supply on hand at our distributors. We have improved certain of our supply chain processes so that deliveries to our distribution channel can be done more rapidly and this will enable our resellers to hold fewer weeks of supply of our product in their inventory. Over the next several quarters, we intend to reduce channel inventory levels by one to two weeks supply in order to position them at the lower end of our target range. If our channel partners reduce their levels of inventory of our products, our sales would be negatively impact during the period of change. Additionally, if they do not maintain sufficient levels of inventory of our products to meet customer demand, our sales could be negatively affected.

Our increased reliance on contract manufacturing may not yield the benefits we expect and may lead to poor results.

Over time, we have changed our manufacturing strategy so that more of our products are made by contract manufacturers rather than by us. We did this because we believed that we could reduce costs and improve efficiencies by doing so. For example, we sold the manufacturing operations and reduced excess manufacturing facilities associated with the products we shifted to contract manufacturers. However, this strategy may not yield the benefits we expect, and, because we have already sold some manufacturing facilities, it would be difficult for us to resume manufacturing these products ourselves.

The following is a discussion of the factors that could determine whether our strategy to shift the production of our products to contract manufacturing is successful. The cost, quality, performance, and availability of contract manufacturing operations are and will be essential to the successful production and sale of many of our products. The inability of any contract manufacturer to meet our cost, quality, performance, and availability standards could adversely impact our financial condition or results of operations. We may not be able to provide contract manufacturers with product volumes that are high enough to achieve sufficient cost savings. If shipments fall below forecasted levels, we may incur increased costs or be required to take ownership of the inventory. Also, our ability to control the quality of products produced by contract manufacturers may be limited and quality issues may not be resolved in a timely manner, which could adversely impact our financial condition or results of operations. Finally, the combination of lower manufacturing volumes, exit of various businesses and product lines, and increased reliance on contract manufacturing has led to excess capacity in our remaining facility. If we are unable to reduce our excess manufacturing capacity and facilities, this may negatively impact our operations, cost structure, and financial performance.

We are implementing a program with our manufacturing partners to ship products directly from regional shipping centers to customers. Through this program, we will be relying on these partners to fill customer orders in a timely manner. This program may not yield the efficiencies that we expect, which would negatively impact our financial performance. Any disruptions to on-time delivery to customers would adversely impact our business and revenues.

We may be unable to manage our supply chain successfully, which would adversely impact our revenues, gross margins, and profitability.

Current business conditions and operational challenges in managing our supply chain affect our business in a number of ways:

•	in the past, some key components have had limited availability;

•	there are a smaller number of suppliers and we have narrowed our supplier base, including, in some cases, the sole sourcing of specific components from a single supplier;

•	as integration of networking features on a reduced number of computer chips continues, we are increasingly facing competition from parties who have traditionally been and are currently our suppliers;

•	our ability to accurately forecast demand is diminished, especially in light of general economic weakness and uncertainty following wars and terrorist events;

•	our significantly increased reliance on and long-term arrangements with third-party manufacturers places much of the supply chain process out of our direct control and heightens the need for accurate forecasting and reduces our ability to transition quickly to alternative supply chain strategies;

•	our present manufacturing capacity exceeds our current needs; and

•	we may experience disruptions to our logistics.

Some of our suppliers are also our competitors. We cannot be certain that in the future our suppliers, particularly those who are also in active competition with us, will be able or willing to meet our demand for components in a timely and cost-effective manner.

Increasingly, we have been sourcing a greater number of components from a smaller number of vendors. Also, there has recently been a trend toward consolidation of vendors of electronic components. This greater reliance on a smaller number of suppliers and the inability to quickly switch vendors increase the risk of logistics disruptions, unfavorable price fluctuations, or disruptions in supply, particularly in a supply-constrained environment.

Operation of the supply chain requires accurate forecasting of demand, which has become more challenging. If overall demand for our products, product mix and growth of these markets is significantly different from our expectations, we may face inadequate, or excess, component supply. This would result in orders for products that could not be manufactured in a timely manner, or a buildup of inventory that could not easily be sold. Either of these situations could adversely affect our revenues, financial results, or market share. If our demand forecasts are too high or our forecasts of product mix are inaccurate, we may experience excess and obsolete inventories and excess manufacturing capacity, which could adversely affect our financial results.

Our current and future decisions to exit certain product lines may have unforeseen negative impacts to our business.

In fiscal 2001, 2002 and 2003, we exited or sold some of our businesses and product lines. In some cases, we continue to be responsible pursuant to the original warranty obligations for these products. Our exiting of these business and product lines may have adversely affected our relationships with channel partners and end customers. Many of these channel partners and customers perceived our remaining products as not being part of a larger integrated or complementary solution, or questioned our commitment to their markets. Consequently, they chose to purchase products from alternative vendors. We may consider exiting other businesses or product lines that do not meet our goal of delivering satisfactory financial returns. Future decisions to exit businesses or product lines could result in deterioration of our channel partner and customer relationships, increased employee costs (such as severance, outplacement and other benefits), contract termination costs, and asset impairments.

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

We may increase our reliance on strategic relationships to complement internal development of new technologies and enhancement of existing products and to exploit market potentials. Strategic relationships can present additional problems since we often compete in some business areas with companies with which we have strategic alliances and, at the same time, cooperate with the same companies in other business areas. If these companies fail to perform, or if these relationships fail to materialize as expected, we could suffer delays in product or market development or other operational difficulties. Furthermore, our results of operations or financial condition could be adversely affected if we experience difficulties managing relationships with our partners or if projects with partners are unsuccessful. In addition, if third parties acquire our strategic partners or if our competitors enter into successful strategic relationships, we may face increased competition.

We have announced an agreement to form a joint venture in China with Huawei that is subject to regulatory approval and faces many complex operational challenges that may adversely impact our results.

In March 2003, we announced an agreement to form a joint venture in China for enterprise networking with a leading Chinese company, Huawei, in which we will initially have a 49 percent minority interest. The 3Com-Huawei joint venture is expected to begin operations in the first half of fiscal 2004 after receiving required regulatory approvals. Formation of the joint venture and integration of the business assets and operations being contributed by each partner will involve complex activities that must be completed in a short period of time. The new joint venture is likely to confront numerous challenges commencing its operations and operating successfully at its principal locations. The business of the joint venture will be subject to operational risks that would normally arise for a technology company with global operations pertaining to research and development, manufacturing, sales, service, marketing, and corporate functions. Competition in the market for enterprise networking will involve challenges from numerous, well-established companies with substantial resources and significant market share. The joint venture may also face risks in the satisfactory implementation of IT systems and in obtaining timely regulatory approvals from the Chinese government that may be required for the export, import, or transfer of restricted technologies. There may be an adverse impact on the joint venture if the lawsuit pending in the United States District Court for the Eastern District of Texas between Cisco Systems and Huawei Technologies, Ltd., et al (Civil Action No. 2:03-CV-027TJW) is not resolved on terms favorable to the joint venture. In addition, the joint venture will enter into an agreement with us to resell certain products of the joint venture under the 3Com®™ brand. If the joint venture and its related agreements with us are not successful, this may limit our ability to introduce new products that are needed to broaden our high-level enterprise networks product line and constrain our potential revenue growth. There may be disruption to our existing distribution channels and potential conflict with our current channel partners resulting from the establishment of the joint venture’s operations and distribution arrangements. Also, if the operating results of the joint venture are not satisfactory, this will have an adverse financial impact on 3Com.

Our reliance on industry standards, a favorable regulatory environment, technological change in the marketplace, and new product initiatives may cause our revenues to fluctuate or decline.

The networking industry in which we compete is characterized by rapid changes in technology and customer requirements, evolving industry standards, and complex government regulation. As a result, our success depends on:

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

Slow market acceptance of new technologies, products, or industry standards could adversely affect our revenues or overall financial performance. In addition, if our technology is not included in an industry standard on a timely basis or if we fail to achieve timely certification of compliance to industry standards for our products, our revenues from sales of such products or our overall financial performance could be adversely affected.

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

The timing and amount of our sales depend on a number of factors that make estimating operating results uncertain. Throughout our business, we do not typically maintain a significant amount of backlog, and sales are partially dependent on our ability to appropriately forecast product demand. In addition, our customers historically request fulfillment of orders in a short time period, resulting in limited visibility to sales trends and potential pricing pressures. Consequently, our operating results depend on the volume and timing of orders and our ability to fulfill orders in a timely manner. Historically, sales in the third month of the quarter have been higher than sales in each of the first two months of the quarter. Non-linear sales patterns make business planning difficult, and increase the risk that our quarterly results will fluctuate due to disruptions in functions such as manufacturing, order management, information systems, and shipping.

We may not be able to defend ourselves successfully against claims that we are infringing on the intellectual property rights of others.

Many of our competitors, such as telecommunications, networking, and computer equipment manufacturers, have large intellectual property portfolios, including patents that may cover technologies that are relevant to our business. In addition, many smaller companies, universities, and individual inventors have obtained or applied for patents in areas of technology that may relate to our business. The industry is moving towards aggressive assertion, licensing, and litigation of patents and other intellectual property rights.

In the course of our business, we frequently receive claims of infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. We evaluate the validity and applicability of these intellectual property rights, and determine in each case whether we must negotiate licenses or cross-licenses to incorporate or use the proprietary technologies, protocols, or specifications in our products. If we are unable to obtain and maintain licenses on favorable terms for intellectual property rights required for the manufacture, sale, and use of our products, particularly those that must comply with industry standard protocols and specifications to be commercially viable, our results of operations or financial condition could be adversely affected. In addition, if we are the alleged infringer, we could be required to seek licenses from others or be prevented from manufacturing or selling our products, which could cause disruptions to our operations or the markets in which we compete.

We may need to engage in complex and costly litigation in order to protect or maintain our intellectual property rights.

In addition to disputes relating to the validity or alleged infringement of other parties’ rights, we may become involved in disputes relating to our assertion of our intellectual property rights. Whether we are defending the assertion of intellectual property rights against us or asserting our intellectual property rights against others, intellectual property litigation can be complex, costly, protracted, and highly disruptive to business operations by diverting the attention and energies of management and key technical personnel. Further, plaintiffs in intellectual property cases often seek injunctive relief and the measures of damages in intellectual property litigation are complex and often subjective or uncertain. Thus, the existence of or any adverse determinations in this type of litigation could subject us to significant liabilities and costs. If we are asserting our intellectual property rights, we could be prevented from stopping others from manufacturing or selling competitive products. Any one of these factors could adversely affect our product margins, results of operations, financial condition, or cash flows.

Our future quarterly operating results are subject to factors that can cause fluctuations in our stock price.

Historically, our stock price has experienced substantial price volatility. We expect that our stock price may continue to experience volatility in the future due to a variety of potential factors such as fluctuations in our quarterly operating results, changes in our cash balances, variations between our actual financial results and the published analysts’ expectations, and announcements by our competitors. In addition, over the past several quarters the stock market has experienced extreme price and volume fluctuations that have affected the stock prices of many technology companies. These factors, as well as general economic and political conditions or investors’ concerns regarding the credibility of corporate financial statements and the accounting profession, may have a material adverse affect on the market price of our stock in the future.

We may not be fully able to protect our computer systems, including our financial systems, from breaches of security.

We use computer systems, including our enterprise-wide financial system, that may not include the most advanced security features available. There is a risk of unauthorized access to computer systems, including our financial systems. While management makes concerted efforts to assess risks and prevent and detect security breaches, including periodic audits and upgrades of our systems, our financial results could be affected if such an unauthorized access were to occur and not be detected through our normal internal control procedures.

In fiscal 2004 we will be operating in a single business segment focusing on enterprise networking, and our results of operations may fluctuate based on factors related entirely to conditions in this market.

We are focusing our business on a single business segment related to enterprise networking. This focus may cause increased risk or volatility associated with decreased diversification of our business. In addition, there will be increased sensitivity to the business risks associated specifically with the enterprise networking market and our ability to execute successfully on our strategies to provide superior solutions for larger and multi-site enterprise environments. We may also face challenges associated with a negative bias or perception about our company that may be held by chief information officers of large enterprises. Expansion of sales to large enterprises may be disruptive in a variety of ways, such as adding larger systems integrators that may raise channel conflict issues with existing distributors, or a perception of any diminished focus on the small and medium enterprise market. Our ability to offer a differentiated value proposition by having a broad product portfolio including data and voice capabilities may not be sustainable if there is consolidation among competitors in the voice and data markets or if standards develop sufficiently to facilitate voice/data integration.

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

Interest Rate Sensitivity.    We maintain a short-term investment portfolio consisting mainly of fixed-income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by ten percent from levels at May 30, 2003 and May 31, 2002, the fair value of the portfolio would decline by an immaterial amount. We currently have the ability and intention to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. If necessary, we may sell short-term investments prior to maturity to implement management strategies and meet the liquidity needs of 3Com.

We had a portfolio of fixed and floating rate debt of approximately $0.3 million as of May 30, 2003 and $169.8 million as of May 31, 2002. A hypothetical ten percent change in interest rates would not have a material impact on the fair market value or cash flows associated with this debt. We do not hedge any interest rate exposures.

Foreign Currency Exchange Risk.

We enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. 3Com attempts to reduce the impact of foreign currency fluctuations on corporate financial results by hedging material foreign currency transaction (remeasurement) exposures and forecasted anticipated transactions denominated in foreign currency expected to occur within one month. Foreign currency anticipated transaction exposures with a maturity profile in excess of one month may be selectively hedged. Translation exposures are not hedged.

Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure. A hypothetical ten percent appreciation of the U.S. Dollar from May 30, 2003 and May 31, 2002 market rates would increase the unrealized value of our forward contracts by $0.9 million and $1.6 million, respectively. Conversely, a hypothetical ten percent depreciation of the U.S. Dollar from May 30, 2003 and May 31, 2002 market rates would decrease the unrealized value of our forward contracts by $0.9 million and $1.6 million, respectively. The gains or losses on the forward contracts are largely offset by the gains or losses on the underlying transactions and consequently a sudden or significant change in foreign exchange rates would not have a material impact on future net income or cash flows.

Equity Security Price Risk.    We hold publicly traded equity securities that are subject to market price volatility. Equity security price fluctuations of plus or minus 50 percent would not have had a material impact on the value of these securities held at May 30, 2003 and May 31, 2002.

ITEM 8.    Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule

All other schedules are omitted, because they are not required, are not applicable, or the information is included in the consolidated financial statements and notes thereto.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of 3Com Corporation:

We have audited the accompanying consolidated balance sheets of 3Com Corporation and subsidiaries (3Com) as of May 30, 2003 and May 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended May 30, 2003. Our audits also included the consolidated financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of 3Com’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of 3Com Corporation and subsidiaries at May 30, 2003 and May 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended May 30, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, in 2003, 3Com changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

As discussed in Note 3, 3Com has restated its consolidated statements of operations for the years ended May 31, 2002 and June 1, 2001 to account for CommWorks as a discontinued operation.

DELOITTE & TOUCHE LLP

San Jose, California
June 25, 2003
(July 28, 2003 as to Note 23)

Consolidated Statements of Operations

	Years ended
	May 30, 2003	May 31, 2002	June 1, 2001
(In thousands, except per share data)		(As restated — see Note 3)
Sales	$932,866	$1,258,969	$2,421,165
Cost of sales	511,140	891,713	2,002,089

Gross margin	421,726	367,256	419,076

Operating expenses:
Sales and marketing	242,722	273,552	706,239
Research and development	113,057	197,958	406,897
General and administrative	94,535	111,945	166,457
Amortization and write down of intangibles	10,287	86,606	34,509
Restructuring charges	184,880	109,036	154,925
Losses (gains) on land and facilities, net	887	1,375	(178,844)
Purchased in-process technology	—	—	60,221
Merger-related credits, net	—	—	(728)

Total operating expenses	646,368	780,472	1,349,676

Operating loss	(224,642)	(413,216)	(930,600)
Loss on investments, net	(36,131)	(17,888)	(18,614)
Litigation settlement	—	—	(250,000)
Interest and other income, net	20,158	67,371	144,596

Loss from continuing operations before income taxes, equity interests and cumulative effect of change in accounting principle	(240,615)	(363,733)	(1,054,618)
Income tax provision (benefit)	(10,522)	89,919	(265,804)
Equity interest in loss of unconsolidated investee	—	—	1,352

Loss from continuing operations before cumulative effect of change in accounting principle	(230,093)	(453,652)	(790,166)
Discontinued operations, net of taxes (Note 3)	(8,214)	(142,298)	(175,210)

Loss before cumulative effect of change in accounting principle	(238,307)	(595,950)	(965,376)
Cumulative effect of change in accounting principle	(45,447)	—	—

Net loss	$(283,754)	$(595,950)	$(965,376)

Basic and diluted loss per share:
Continuing operations	$(0.64)	$(1.30)	$(2.29)
Discontinued operations	(0.02)	(0.41)	(0.51)
Cumulative effect of change in accounting principle	(0.13)	—	—

Net loss	$(0.79)	$(1.71)	$(2.80)

Shares used in computing per share amounts:
Basic and diluted	360,520	349,489	345,027

See notes to consolidated financial statements.

Consolidated Balance Sheets

	May 30, 2003	May 31, 2002
	(In thousands, except par value)
ASSETS
Current assets:
Cash and equivalents	$515,848	$679,055
Short-term investments	968,740	702,993
Accounts receivable, less allowance for doubtful accounts ($22,323 and $33,875 in 2003 and 2002, respectively)	90,290	147,113
Inventories	27,068	61,777
Other current assets	51,234	72,106

Total current assets	1,653,180	1,663,044
Property and equipment, net	248,790	604,599
Property and equipment held for sale	101,283	71,555
Deposits and other assets	43,962	87,213
Deferred income taxes	2,211	6,192
Intangible assets, net	12,035	27,689
Goodwill	899	66,500

Total assets	$2,062,360	$2,526,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,583	$125,903
Accrued liabilities and other	233,239	275,965
Current portion of debt	346	101,354

Total current liabilities	339,168	503,222
Long-term debt	—	68,404
Other long-term obligations	4,595	4,961
Commitments and contingencies (Notes 5, 12, and 22)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value, 990,000 shares authorized; shares outstanding: 2003 — 367,796 shares; 2002 — 365,449 shares	2,138,016	2,126,583
Treasury stock, at cost: 2003 — 0 shares; 2002 — 7,743 shares	—	(182,341)
Note receivable from sale of warrants	(8,421)	(21,052)
Unamortized stock-based compensation	(1,474)	(5,030)
Retained earnings (deficit)	(405,981)	35,814
Accumulated other comprehensive loss	(3,543)	(3,769)

Total stockholders’ equity	1,718,597	1,950,205

Total liabilities and stockholders’ equity	$2,062,360	$2,526,792

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Note Receivable	Unamortized Stock-based Compensation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands)
Balances, June 2, 2000	365,825	$2,101,242	(12,371)	$(312,428)	—	$(6,450)	$1,982,079	$278,621	$4,043,064
Components of comprehensive income:
Net loss							(965,376)		(965,376)
Change in unrealized gain on available-for-sale securities, net of tax benefit of $170,084								(268,041)	(268,041)
Accumulated translation adjustments								(68)	(68)

Total comprehensive loss									(1,233,485)
Repurchase of common stock			(39,455)	(577,759)					(577,759)
Common stock issued under stock plans, net of cancellations	(114)	(3,421)	28,926	494,657		139	(244,222)		247,153
Amortization of stock-based compensation						23,583			23,583
Put option settlements		(140,700)							(140,700)
Effect of distribution of Palm, Inc. shares		141,478							141,478
Issuance of warrant for note receivable		21,052			(21,052)				—
Stock and stock options assumed in connection with acquisitions		8,152	1,488	21,869		(27,092)	(842)		2,087

Balances, June 1, 2001	365,711	2,127,803	(21,412)	(373,661)	(21,052)	(9,820)	771,639	10,512	2,505,421
Components of comprehensive income:
Net loss							(595,950)		(595,950)
Change in unrealized gain on available-for-sale securities, net of tax benefit of $1,715								(14,454)	(14,454)
Accumulated translation adjustments								173	173

Total comprehensive loss									(610,231)
Repurchase of common stock			(1,050)	(3,660)					(3,660)
Common stock issued under stock plans, net of cancellations	(262)	(3,752)	14,719	194,980		(1,914)	(139,875)		49,439
Stock-based compensation expense		2,532				6,704			9,236

Balances, May 31, 2002	365,449	2,126,583	(7,743)	(182,341)	(21,052)	(5,030)	35,814	(3,769)	1,950,205
Components of comprehensive income:
Net loss							(283,754)		(283,754)
Change in unrealized gain on available-for-sale securities, net of tax expense of $278								(559)	(559)
Accumulated translation adjustments								785	785

Total comprehensive loss									(283,528)
Repurchase of common stock			(400)	(1,548)					(1,548)
Common stock issued under stock plans, net of cancellations	2,347	9,385	8,143	183,889		(362)	(158,041)		34,871
Stock-based compensation expense		336				3,918			4,254
Collection on note receivable for warrants issued					12,631				12,631
Charge for extension of exercise period of warrant		1,712							1,712

Balances, May 30, 2003	367,796	$2,138,016	—	$—	$(8,421)	$(1,474)	$(405,981)	$(3,543)	$1,718,597

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years ended
	May 30, 2003	May 31, 2002	June 1, 2001
	(In thousands)
Cash flows from operating activities:
Loss from continuing operations, including cumulative effect of change in accounting principle	$(275,540)	$(453,652)	$(790,166)
Adjustments to reconcile loss from continuing operations, including cumulative effect of change in accounting principle to net cash provided by (used in) operating activities:
Loss from discontinued operations	(8,214)	(142,298)	(175,210)
Gain on sale of CommWorks	(88,947)	—	—
Depreciation and amortization	159,323	257,584	253,832
(Gain) loss on property and equipment	129,067	74,442	(121,159)
Write-down of intangibles	73,251	70,093	59,738
Stock-based expense	5,966	9,236	23,583
Loss on investments, net	36,131	17,888	18,614
Deferred income taxes	3,959	78,396	(284,585)
Purchased in-process technology	—	—	60,221
Merger-related credits, net	—	—	(728)
Equity interest in loss of unconsolidated investee	—	—	1,352
Change in net assets of Palm, Inc.	—	—	25,754
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	56,823	143,770	93,052
Inventories	19,611	125,311	38,431
Other assets	22,750	69,698	(79,503)
Accounts payable	(20,320)	(152,212)	(42,497)
Accrued liabilities and other	(54,829)	(313,794)	(86,190)
Income taxes receivable/payable	20,751	76,176	42,657

Net cash provided by (used in) operating activities	79,782	(139,362)	(962,804)

Cash flows from investing activities:
Purchase of investments	(1,290,303)	(757,979)	(743,655)
Proceeds from maturities and sales of investments	1,018,439	806,615	1,527,249
Purchase of property and equipment	(25,381)	(351,813)	(191,101)
Proceeds from sale of property and equipment	81,083	16,213	258,930
Proceeds from sale of business, net of transaction costs	95,687	—	—
Businesses acquired in purchase transactions, net of cash acquired	—	—	(197,712)
Other, net	—	—	4,304

Net cash provided by (used in) investing activities	(120,475)	(286,964)	658,015

Cash flows from financing activities:
Issuance of common stock	34,871	49,439	247,153
Repurchase of common stock	(1,548)	(3,660)	(577,759)
Net borrowings (payments) on line of credit	(70,000)	70,000	—
Repayments of long-term borrowings	(97,500)	(7,500)	(24,349)
Net proceeds from issuance of debt	—	105,000	—
Repayments of capital lease obligations	(1,826)	(766)	(2,109)
Capitalization of deferred financing costs	—	(5,165)	—
Collection of note receivable issued for warrants	12,631	—	—
Net cash settlement of put options	—	—	(140,700)
Other, net	(45)	63	(2)

Net cash provided by (used in) financing activities	(123,417)	207,411	(497,766)

Effect of currency translation	903	173	(68)
Decrease in cash and equivalents	(163,207)	(218,742)	(802,623)
Cash and equivalents, beginning of period	679,055	897,797	1,700,420

Cash and equivalents, end of period	$515,848	$679,055	$897,797

Other cash flow information:
Interest paid	$4,492	$2,605	$1,094
Income tax refunds received, net	21,778	74,464	20,151
Non-cash investing and financing activities:
Unrealized loss on investments, net	559	14,454	268,041
Issuance of warrants for note receivable	—	—	21,052

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1:    Description of Business

Description of business.    3Com Corporation (3Com) was incorporated on June 4, 1979. A pioneer in the computer networking industry, 3Com provides data and voice networking products and solutions, as well as support and maintenance services, for enterprises and public sector organizations of all sizes. Headquartered in Marlborough, Massachusetts, 3Com has worldwide operations, including research and development, manufacturing, marketing, sales, and support capabilities.

Note 2:    Significant Accounting Policies

Fiscal year.    3Com uses a 52-53 week fiscal year ending on the Friday nearest to May 31. Fiscal years 2001 through 2003 contained 52 weeks.

Use of estimates in the preparation of consolidated financial statements.    The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires 3Com to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting periods. Such management estimates include allowances for doubtful accounts receivable, product returns, and price protection; provisions for inventory to reflect net realizable value; estimates of fair value for investments in privately held companies, goodwill and intangible assets, and held for sale properties; valuation allowances against deferred income tax assets; and accruals for severance costs, product warranty, other liabilities, and income taxes. Actual results could differ from those estimates.

Basis of presentation.    The consolidated financial statements include the accounts of 3Com and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified to conform to the 2003 presentation.

Discontinued operations.    The financial information related to CommWorks and Palm, Inc. (Palm) is reported as discontinued operations for all periods presented as discussed in Note 3.

Cash equivalents.    Cash equivalents consist of highly liquid debt investments acquired with a remaining maturity of three months or less.

Short-term investments.    Short-term investments consist of debt investments acquired with maturities exceeding three months but less than three years. While 3Com’s intent is to hold debt securities to maturity, consistent with Statement of Financial Accounting Standard (SFAS) 115, “Accounting for Certain Investments in Debt and Equity Securities,“ 3Com has classified all debt securities and all investments in equity securities that have readily determinable fair values as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Such securities are reported at fair value, with unrealized gains or losses excluded from earnings and included in other comprehensive income (loss), net of applicable taxes. Short-term investments are evaluated quarterly for other than temporary declines in fair value, which are reported in earnings. The cost of securities sold is based on the specific identification method.

Non-marketable equity securities and other investments.    Non-marketable equity securities and other investments consist primarily of investments in limited partnership venture capital funds and direct investments in private companies and are included in deposits and other assets. Non-marketable equity securities and other investments are accounted for at historical cost, or if 3Com has significant influence over the investee, using the equity method of accounting. Cost basis investments are evaluated quarterly for other than temporary declines in fair value, which are reported in earnings. Investments accounted for under the equity method generally include limited partnership venture capital funds, and 3Com’s proportionate share of income or losses is recorded in loss on investments, net. Fair values and profits and losses of limited partnership venture capital funds are obtained from the funds’ most recently issued financial statements. Net investment losses recorded as a result of the subsequent sales of 3Com’s investment in the limited partnership venture capital funds are based on the difference between cash received for such funds and the carrying value of the funds at the time of sale. As part of the terms of the transactions, with the approval of the funds’ general partners, 3Com is generally released from all obligations with respect to future capital calls associated with the investments sold.

Notes to Consolidated Financial Statements (Continued)

Note 2:    Significant Accounting Policies (Continued)

Concentration of credit risk.    Financial instruments that potentially subject 3Com to concentrations of credit risk consist principally of cash and equivalents, short-term investments and accounts receivable. 3Com maintains a minimum weighted average short-term investment portfolio credit quality of AA and invests in instruments with an investment credit rating of A+ and better, and by policy, limits the amount of credit exposure from any one institution or issuer. 3Com places its investments for safekeeping with a high-credit-quality financial institution.

For each of the three years in the period ended May 30, 2003, and as of May 30, 2003 and May 31, 2002, 3Com had two significant customers. One customer accounted for 21 percent of total sales in fiscal year 2003, and 18 percent of total sales in both fiscal years 2002 and 2001. This customer also accounted for 22 percent and 25 percent of total accounts receivable as of May 30, 2003 and May 31, 2002, respectively. The second customer accounted for 12 percent of total sales in fiscal 2003, and ten percent of total sales in both fiscal years 2002 and 2001. The second customer also accounted for 14 percent and 11 percent of total accounts receivable as of May 30, 2003 and May 31, 2002, respectively.

Inventories.    Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or net realizable value.

Property and equipment.    Property and equipment is stated at cost, with the exception of assets classified as held for sale, which are stated at the lower of cost or net realizable value. Equipment under capital leases is stated at the lower of fair market value or the present value of the minimum lease payments at the inception of the lease. 3Com capitalizes eligible costs related to the application development phase of software developed internally or obtained for internal use. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets, which range from three to five years, and were $9.7 million, $5.9 million, and $27.1 million in fiscal years 2003, 2002, and 2001, respectively.

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

Depreciation and amortization.    Depreciation and amortization are computed over the shorter of the estimated useful lives, lease, or license terms on a straight-line basis — generally 2-15 years, except for buildings, which are depreciated over 25-40 years. Purchased technology is amortized over estimated useful lives of generally two to seven years. As discussed in Recent accounting pronouncements below, effective June 1, 2002 3Com adopted SFAS 142 and discontinued amortization of indefinite-lived assets, which included primarily goodwill.

Revenue recognition.    3Com recognizes product revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Specifically, product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and risk of loss has passed to the customer, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where the customer specifies final acceptance of the product or service, revenue and related costs are deferred until all acceptance criteria have been met. For sales of products that contain software that is marketed separately, 3Com applies the provisions of Statement of Position 97-2, as amended.

3Com allows for product return rights that are generally limited to a percentage of sales over a one to three month period. Revenue is reduced for allowances for product returns, price protection, rebates and other offerings established in 3Com’s sales agreements.

Sales of services, including professional services, system integration, project management, and training are recognized upon delivery and completion of performance. Other service revenue, such as that related to maintenance and support contracts, is recognized ratably over the contract term, provided that all other revenue recognition criteria have been met. Royalty revenue from technology licensing is recognized as earned.

For arrangements that involve multiple elements, such as sales of products that include maintenance or installation services, revenue is allocated to each respective element based on its relative fair value and recognized when revenue

Notes to Consolidated Financial Statements (Continued)

Note 2:    Significant Accounting Policies (Continued)

recognition criteria for each element have been met. 3Com uses the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all the undelivered elements exits. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of fair value of one or more undelivered elements does not exist, revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

Product Warranty.    3Com provides limited warranty on 3Com products for periods ranging from 90 days to the lifetime of the product, depending upon the product. The warranty generally includes parts, labor and service center support. 3Com estimates the costs that may be incurred under its warranty obligations and records a liability in the amount of such costs at the time revenue is recognized. Factors that affect 3Com’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. 3Com periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Advertising.    Cooperative advertising obligations are expensed at the time the related sales are recognized. All other advertising costs are expensed as incurred.

Foreign currency translation.    The majority of 3Com’s sales are denominated in U.S. Dollars. For foreign operations with the local currency as the functional currency, assets and liabilities are translated at year-end exchange rates, and statements of operations are translated at the average exchange rates during the year. Gains or losses resulting from foreign currency translation are included as a component of other comprehensive income (loss).

For 3Com entities with the U.S. Dollar as the functional currency, foreign currency denominated assets and liabilities are translated at the year-end exchange rates except for inventories, prepaid expenses, and property and equipment, which are translated at historical exchange rates. Statements of income are translated at the average exchange rates during the year except for those expenses related to balance sheet amounts that are translated using historical exchange rates. Gains or losses resulting from foreign currency translation are included in interest and other income, net, in the consolidated statements of operations. Foreign currency gains (losses) were nil, $0.2 million, and $(0.8) million for the years ended May 30, 2003, May 31, 2002, and June 1, 2001, respectively.

Where available, 3Com enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, forward contracts are marked to market, and market value changes are expensed in the current period in interest and other income, net.

Stock-based compensation.    3Com accounts for its employee stock option grants and employee stock purchase plan by the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees” and related Interpretations, which is described more fully in Note 14. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods. Pro forma information follows (in thousands, except per share amounts):

	Years ended
	May 30, 2003	May 31, 2002	June 1, 2001
Net loss as reported	$(283,754)	$(595,950)	$(965,376)
Add stock-based compensation included in reported net loss, net of tax	4,254	9,236	18,631
Deduct total stock-based compensation determined under fair value-based method, net of tax	(25,235)	(75,175)	(201,671)

Pro forma net loss	$(304,735)	$(661,889)	$(1,148,416)

Loss per share: As reported — basic and diluted	$(0.79)	$(1.71)	$(2.80)
Pro forma — basic and diluted	(0.85)	(1.89)	(3.33)

Notes to Consolidated Financial Statements (Continued)

Note 2:    Significant Accounting Policies (Continued)

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

Recent accounting pronouncements.    In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, “Business Combinations” which addresses the financial accounting and reporting for business combinations and supersedes APB Opinion 16, “Business Combinations,” and SFAS 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” SFAS 141 requires that all business combinations be accounted for by the purchase method, modifies the criteria for recognizing intangible assets, and expands disclosure requirements. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. 3Com adopted SFAS 141 on June 1, 2002. The adoption of SFAS 141 did not have a material impact on 3Com’s results of operations or statements of financial position.

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

3Com adopted SFAS 142 on June 1, 2002 and ceased amortization of net goodwill totaling $66.5 million, which included $0.7 million of acquired workforce intangible assets previously classified as purchased intangible assets; amortization continues on net finite-lived intangible assets, with remaining useful lives of generally two to three years and totaling $12.0 million as of May 30, 2003 as discussed in Note 9. In the first quarter of fiscal 2003, 3Com completed the first phase of the SFAS 142 analysis, which indicated that an impairment may have existed for the goodwill associated with its Enterprise Networking segment of its continuing operations, and its discontinued CommWorks operations. In the second quarter of fiscal 2003, 3Com completed the transitional goodwill impairment evaluation and recorded a charge totaling $65.6 million effective June 1, 2002 to write off goodwill of $45.4 million in the Enterprise Networking segment as a change in accounting principle and $20.2 million in discontinued operations. The remaining recorded goodwill after this impairment charge was $0.9 million, and related solely to the Connectivity segment. A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill and acquired workforce amortization follows (in thousands, except per share amounts):

	Years ended
	May 30, 2003	May 31, 2002	June 1, 2001
Reported net loss	$(283,754)	$(595,950)	$(965,376)
Add back goodwill and acquired workforce amortization	—	31,813	34,323

Adjusted net loss	$(283,754)	$(564,137)	$(931,053)

Reported net loss per share — Basic and Diluted:	$(0.79)	$(1.71)	$(2.80)
Add back goodwill and acquired workforce amortization	—	0.10	0.10

Adjusted net loss per share — Basic and Diluted	$(0.79)	$(1.61)	$(2.70)

Notes to Consolidated Financial Statements (Continued)

Note 2:    Significant Accounting Policies (Continued)

In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. 3Com adopted SFAS 144 on June 1, 2002. The adoption of SFAS 144 did not have a material impact on the results of operations or financial position.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. 3Com adopted the provisions of SFAS 146 for exit or disposal activities that were initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on 3Com’s results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and are applicable to product warranty liability and other guarantees. 3Com adopted the provisions of FIN 45 for guarantees issued or modified after December 31, 2002, and the adoption of FIN 45 did not have a material impact on its results of operations or financial position.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for fiscal periods beginning after June 15, 2003. 3Com has not yet determined the impact of EITF 00-21 on its results of operations or financial position.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects an entity’s accounting policy decisions with respect to stock-based employee compensation on reported net income in both annual and interim periods. SFAS 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. 3Com adopted the disclosure requirements of SFAS 148 effective March 1, 2003 and continues to account for stock based compensation under APB Opinion 25 and related Interpretations. The adoption of the disclosure requirements of SFAS 148 did not have a material impact on 3Com’s results of operations or financial position.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 establishes accounting guidance for consolidation of a variable interest entity (VIE), formerly referred to as special purpose entities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity (the Primary Beneficiary) should consolidate a VIE that functions to support the activities of the Primary Beneficiary. 3Com has no contractual relationship or other business relationship with a VIE and therefore the adoption will not have an effect on its consolidated results of operations or financial position.

Notes to Consolidated Financial Statements (Continued)

Note 3:    Discontinued Operations

On March 4, 2003, 3Com entered into an agreement to sell selected assets and liabilities of its CommWorks division to UTStarcom, Inc. (UTStarcom) in exchange for $100.0 million in cash (Asset Purchase Agreement), subject to certain closing adjustments. On May 23, 2003, 3Com completed the sale of its CommWorks division and transferred certain assets and liabilities to UTStarcom pursuant to the terms of the Asset Purchase Agreement. As a result, 3Com accounted for CommWorks as a discontinued operation beginning in the fourth quarter of fiscal 2003, and all prior periods presented have been restated to reflect CommWorks’ financial results as discontinued operations. The sale of CommWorks generated net cash proceeds of approximately $95.7 million, net of transaction costs of $4.3 million.

Palm is also accounted for as a discontinued operation as a result of 3Com’s decision to distribute the Palm common stock 3Com owned to 3Com stockholders in the form of a stock dividend. The distribution ratio was 1.4832 shares of Palm for each outstanding share of 3Com common stock. No gain was recorded as a result of these transactions. The decrease in the intrinsic value of 3Com’s employee stock plans attributable to the distribution of Palm was restored in accordance with the methodology set forth in EITF Issue 90-9, “Changes to Fixed Employee Stock Option Plans as a Result of Equity Restructuring.” Prior to the Palm distribution, there were approximately 35 million employee stock options outstanding. As a result of the Palm distribution, these converted to approximately 169 million employee stock options outstanding as of July 27, 2000. Subsequent to the distribution to 3Com’s stockholders on July 27, 2000, Palm’s operations ceased to be part of 3Com operations and reported results.

Included under the caption of “Discontinued operations” in the consolidated statements of operations are (in thousands):

	Years ended
	May 30, 2003	May 31, 2002	June 1, 2001
Loss from discontinued CommWorks operations (net of tax benefit of $1,521, $1,380 and $8,163 in 2003, 2002 and 2001, respectively)	$(80,022)	$(142,298)	$(179,747)
Gain on sale of CommWorks (net of tax provision of $17,139 in 2003)	71,808	—	—

Discontinued operations — CommWorks	(8,214)	(142,298)	(179,747)
Income from discontinued Palm operations (net of tax provision of $2,698 in fiscal 2001)	—	—	4,537

Discontinued operations	$(8,214)	$(142,298)	$(175,210)

The loss from discontinued CommWorks operations includes CommWorks net sales, which totaled $112.7 million, $219.0 million, and $399.7 million for fiscal years 2003, 2002, and 2001, respectively, and restructuring charges specific to the CommWorks division of $17.8 million, $58.4 million, and $8.7 million for fiscal years 2003, 2002, and 2001, respectively. Restructuring charges in fiscal 2002 were composed primarily of facilities-related expenses associated with the Mount Prospect, Illinois facility that was associated with CommWorks’ operations. Severance and outplacement costs accounted for most of the remaining restructuring charges in fiscal 2002, as well as for most of the total charges in fiscal 2003 and fiscal 2001. Additionally, as discussed in Note 2, the adoption of SFAS 142 resulted in a write off of goodwill that arose from acquisitions related to CommWorks’ operations, resulting in a charge of $20.2 million that was recorded in loss from discontinued operations.

Income from discontinued Palm operations includes Palm net sales, which totaled $188.9 million in fiscal 2001.

Note 4:    Restructuring Charges

Beginning in the fourth quarter of fiscal 2000, 3Com undertook several broad initiatives aimed at both changing business strategy as well as improving operational efficiencies. These broad initiatives covered actions over the past several years. Since the inception of these initiatives, 3Com recorded restructuring charges of $184.9 million, $109.0 million, and $154.9 million in the fiscal years ended May 30, 2003, May 31, 2002, and June 1, 2001, respectively. Charges recorded in the fiscal years ended May 30, 2003 and May 31, 2002 were net of $2.8 million and $6.5 million of credits, respectively, for revisions of previous estimates, primarily relating to severance accruals.

Notes to Consolidated Financial Statements (Continued)

Note 4:    Restructuring Charges (Continued)

Charges recorded in the fiscal year ended June 1, 2001 included net credits of $11.5 million for revisions of estimates relating to facilities obligations and severance accruals, and a net credit of $0.2 million related to the separation of Palm. Restructuring charges recorded since 3Com’s adoption of SFAS 146 on January 1, 2003 through May 30, 2003 included $5.1 million related to the Enterprise Networking segment, primarily for severance and outplacement costs, and $0.9 million related to the Connectivity segment, primarily for long-term asset write downs.

Actions Related to Broad Restructuring and Cost Reduction Initiatives

In fiscal 2001, 3Com announced and began a broad restructuring of its business to enhance the focus and cost effectiveness of its business units in serving their respective markets. The restructuring initiative was general in nature, and called for cost reductions in the areas of personnel, facilities, product costs, and discretionary spending. In fiscal 2001 and 2002, 3Com implemented a number of reductions in workforce and took other actions aimed at reducing costs, expenses, and assets. For the fiscal years ended May 31, 2002 and June 1, 2001, 3Com recorded charges of approximately $109.2 million and $142.8 million, respectively, related to these restructuring activities.

Specific actions taken by the Company during fiscal 2001 and 2002 included:

•	Exited its consumer Internet appliance and cable and digital subscriber line (DSL) modem product lines;

•	Outsourced the manufacturing of certain high volume server, desktop, and mobile connectivity products in a contract manufacturing arrangement;

•	Organized the Company around independent businesses that utilized central shared corporate services; and

•	Consolidated its real estate portfolio and made plans to sell certain facilities.

Due to a continuing decline in revenues, in fiscal 2003 3Com continued to take additional actions to reduce costs. Specific actions taken by the Company in fiscal 2003 included:

•	Integrated the support infrastructure of its Connectivity and Enterprise Networking segments to leverage common infrastructure in order to drive additional cost out of the business;

•	Entered into an agreement to outsource certain information technology (IT) functions; and

•	Continued its efforts to consolidate its real estate portfolio.

Accrued liabilities associated with restructuring charges are classified as current, as 3Com intends to satisfy such liabilities within the next fiscal year.

Components of accrued restructuring charges associated with the cost reduction actions that were initiated in fiscal 2003 were as follows (in thousands):

	Severance and Outplacement	Long-term Asset Write-downs	Facilities- related Charges	Other Restructuring Costs	Total
Balance at May 31, 2002	$—	$—	$—	$—	$—
Provision	20,531	3,566	151,385	475	175,957
Payments and asset write-downs	(16,014)	(3,566)	(149,044)	(475)	(169,099)

Balance at May 30, 2003	$4,517	$—	$2,341	$—	$6,858

Estimated remaining cash payments	$4,517	$—	$2,341	$—	$6,858

Employee separation expenses are comprised of severance pay, outplacement services, medical, and other related benefits. Affected employee groups include corporate services, product organizations, sales, customer support, and administrative positions. For fiscal 2003, 3Com recorded a provision of $20.5 million, consisting primarily of severance pay and related benefits. As of May 30, 2003, approximately 400 employees had been separated or were currently in the separation process, resulting in approximately $16.0 million of employee separation payments. Remaining severance and related costs are expected to be paid by the second quarter of fiscal 2004.

Notes to Consolidated Financial Statements (Continued)

Note 4:    Restructuring Charges (Continued)

Long-term asset write-downs include those assets identified that will not support continuing operations for 3Com. For fiscal 2003, 3Com recorded a provision of $3.6 million for the write down of fixed assets relating primarily to disposal of computer equipment as a result of outsourcing of certain IT operations of $1.9 million, leasehold improvements for vacated spaces written off for $1.3 million, and $0.4 million for other various fixed assets written off.

Facilities-related charges include accelerated depreciation of buildings, write downs of land and buildings held for sale, a loss on the sale of a facility, and lease terminations. In fiscal 2003, 3Com recorded a charge of $151.4 million relating to these items, consisting of $85.4 million for write-downs of facilities located in Rolling Meadows, Illinois; Santa Clara, California; Ireland; and the U.K.; accelerated depreciation of $34.3 million on certain Santa Clara facilities; a $29.4 million loss on the sale of its Marlborough facility; and lease terminations costs of $2.3 million. Included in the $85.4 million of write-downs of facilities are charges relating to assets classified as held for sale during fiscal 2003, impairment charges, and additional write-downs on assets that were classified as held for sale as of May 31, 2002 whose values have declined as a result of further deterioration in the real estate market during fiscal 2003. Depreciation has been stopped for the assets classified as held for sale. As discussed in Note 23, in July 2003 3Com sold its Rolling Meadows facility and is expected to record a restructuring charge of approximately $0.8 million in the first quarter of fiscal 2004.

Other restructuring costs include payments to suppliers and contract breakage fees. In fiscal 2003, 3Com incurred $0.5 million for other restructuring costs.

3Com expects to complete its restructuring activities relating to actions initiated in fiscal 2003 described above during fiscal 2004.

Components of accrued restructuring charges associated with the cost reduction actions that were initiated in fiscal 2001 and 2002 were as follows (in thousands):

	Severance and Outplacement	Long-term Asset Write-downs	Facilities- related Charges	Other Restructuring Costs	Total
Balance at June 2, 2000	$—	$—	$—	$—	$—
Provision	79,543	58,511	944	3,761	142,759
Payments and asset write-downs	(39,641)	(58,511)	(944)	(1,979)	(101,075)

Balance at June 1, 2001	39,902	—	—	1,782	41,684
Provision	43,356	13,636	47,824	4,379	109,195
Payments and asset write-downs	(78,305)	(13,636)	(42,470)	(2,714)	(137,125)

Balance at May 31, 2002	4,953	—	5,354	3,447	13,754
Provision (benefit)	(337)	3,064	6,196	—	8,923
Payments and asset write-downs	(4,616)	(3,064)	(5,170)	(2,216)	(15,066)

Balance at May 30, 2003	$—	$—	$6,380	$1,231	$7,611

Estimated remaining cash payments	$—	$—	$6,380	$1,231	$7,611

Employee separation expenses are comprised of severance pay, outplacement services, medical and other related benefits. Affected employee groups include corporate services, manufacturing and logistics, product organizations, sales, customer support and administrative positions. For fiscal 2001, 3Com recorded a provision of $79.5 million, consisting primarily of severance pay and related benefits of $64.0 million, and $15.5 million for accelerated amortization of deferred stock compensation for qualified employees of Kerbango, Inc. (Kerbango). For fiscal 2002, 3Com recorded a provision of $43.4 million, consisting primarily of severance pay and related benefits. For fiscal 2003, 3Com recorded a benefit of $0.3 million relating to revisions of previous estimates. The total reduction in force since the inception of the restructuring through May 31, 2002 included approximately 4,600 employees who have been separated or were currently in the separation process. There were an additional 50 employees who worked their last day in fiscal 2003. As of May 31, 2002, 3Com had communicated to all impacted employees regarding employee separation benefits and the timing of separation. Employee separation payments made in fiscal 2001, 2002, and 2003 relating to these actions were $39.6 million, $78.3 million, and $4.6 million, respectively.

Notes to Consolidated Financial Statements (Continued)

Note 4:    Restructuring Charges (Continued)

Long-term asset write-downs include those assets identified that will not support continuing operations for 3Com. For fiscal 2001, 3Com recorded a provision of $58.5 million for the write down of long-term assets. Fiscal 2001 charges included $29.6 million for discontinued software applications, $23.1 million for the write downs of net goodwill and intangibles associated with certain acquisitions relating to product lines 3Com exited, and $5.8 million for write downs of other assets related to exited product lines or separated employees. Fiscal 2002 charges were $13.6 million, primarily for manufacturing and engineering equipment. Fiscal 2003 charges were $3.1 million, primarily for manufacturing and engineering equipment sold at a price below the Company’s original estimates.

Facilities-related charges include accelerated depreciation of buildings, write downs of land and buildings held for sale, losses on sales of facilities, and lease terminations. 3Com incurred and paid approximately $0.9 million in fiscal 2001 for facilities lease terminations. In fiscal 2002, 3Com recorded $47.8 million in facilities-related charges. Fiscal 2002 charges were comprised of $24.4 million for write downs of land and buildings held for sale in Santa Clara and Mount Prospect, a $13.2 million loss on the sale of its Singapore manufacturing facility, and approximately $10.2 million for other facilities-related charges. In fiscal 2003, 3Com recorded charges of $6.2 million relating to leases.

Other restructuring costs include payments to suppliers and contract breakage fees. In fiscal 2001 and 2002, 3Com recorded provisions of approximately $3.8 million and $4.4 million, respectively, related to other restructuring costs. Total payments made in fiscal 2002 and 2003 were $2.7 million and $2.2 million, respectively.

3Com completed its restructuring activities for actions that were initiated in fiscal 2001 and 2002 related to the reduction in force during fiscal 2003 and expects to complete other cost reduction measures described above during fiscal 2004.

Exit of Analog-Only Modem and High-End Local Area Network (LAN)/Wide Area Network (WAN) Chassis Product Lines and Separation of Palm

3Com realigned its strategy in the fourth quarter of fiscal 2000 to focus on high-growth markets, technologies, and products. In support of this strategy, 3Com exited its analog-only modem and high-end LAN and WAN chassis product lines and recorded a restructuring credit of $0.2 million in fiscal 2002 and a charge of $12.5 million in fiscal 2001 relating to these activities. 3Com also recorded a credit of $0.2 million for the fiscal year ended June 1, 2001 related to the separation of Palm. The net restructuring benefits relate to revisions of previous estimates of restructuring costs. 3Com completed its restructuring activities associated with the exit of the analog-only modem and high-end LAN and WAN chassis product lines and the separation of Palm during fiscal years 2002 and 2001, respectively.

Components of accrued restructuring charges and changes in accrued amounts related to this restructuring program were as follows (in thousands):

	Severance and Outplacement	Long-term Asset Write-downs	Facilities- related Charges	Other Restructuring Costs	Total
Balance at June 2, 2000	$34,212	$—	$8,300	$5,673	$48,185
Provision (benefit)	(5,379)	9,761	(6,154)	14,270	12,498
Payments and asset write-downs	(28,472)	(9,761)	(2,146)	(19,943)	(60,322)

Balance at June 1, 2001	361	—	—	—	361
Provision (benefit)	(159)	—	—	—	(159)
Payments	(202)	—	—	—	(202)

Balance at May 31, 2002	$—	$—	$—	$—	$—

Severance and outplacement costs related to the termination of approximately 900 employees. Employee separation costs included severance pay, outplacement services, medical, and other related benefits. Employee groups impacted by the restructuring plan include personnel involved in corporate services, manufacturing and logistics, product organizations, sales, and customer support. 3Com recorded net restructuring benefits of $5.4 million and $0.2 million in fiscal 2001 and 2002, respectively, relating to revisions of previous estimates of restructuring costs. As

Notes to Consolidated Financial Statements (Continued)

Note 4:    Restructuring Charges (Continued)

of the first quarter of fiscal 2002, all affected employees had been notified of termination and employee separations had been completed, resulting in separation payments of $28.5 million and $0.2 million for the fiscal years 2001 and 2002, respectively.

Long-term asset write-downs include those assets identified that will not support continuing operations for 3Com. In fiscal year 2001, 3Com recorded a provision of $9.8 million for write-downs, consisting primarily of fixed assets written off and impairment of intangible assets. All restructuring activities related to the disposal of long-term assets had been completed as of June 1, 2001.

Facilities related charges (benefits) consist primarily of costs associated with lease terminations and revisions of estimates. During fiscal year 2001, a benefit of $6.2 million was recorded representing a revision in the estimate of costs associated with facilities lease terminations due to subsequent decisions not to dispose of certain space in the U.S., Europe, and Latin America, and lower actual disposal costs. All restructuring activities associated with the closure of facilities through lease terminations had been completed as of June 1, 2001.

Other restructuring costs include payments to suppliers and contract breakage fees. During fiscal year 2001, 3Com recorded a provision of $14.3 million related to other restructuring costs, consisting primarily of $11.7 million loss on the sale of 3Com’s manufacturing and distribution operations, and payments to suppliers and vendors to terminate agreements of $2.6 million. All other restructuring activities had been completed as of June 1, 2001.

Note 5:    Business Combinations and Joint Ventures

For acquisitions accounted for as purchases, 3Com’s consolidated statements of operations include the operating results of the acquired companies from their acquisition dates. Acquired assets and liabilities were recorded at their estimated fair values at the dates of acquisition, and the aggregate purchase price plus costs directly attributable to the completion of the acquisitions have been allocated to the assets and liabilities acquired. No significant adjustments were required to conform the accounting policies of the acquired companies to the accounting policies of 3Com. Proforma results of operations have not been presented for any of these acquisitions, as the effects of these acquisitions were not material to the Company either individually or on an aggregate basis. For each completed acquisition discussed below, acquired technology comprised substantially all of the intangible assets other than goodwill.

3Com did not complete any business combination transactions in 2003 and 2002. However, in the fourth quarter of fiscal 2003 3Com entered into an agreement to form a joint venture with Huawei Technologies, Ltd. that will be domiciled in Hong Kong with principal operations in Hangzhou, China. 3Com will contribute to the joint venture $160 million in cash, assets related to its operations in China and Japan, and licenses to its related intellectual property in exchange for 49 percent ownership of the joint venture. Operations of the joint venture are expected to begin in the second quarter of fiscal 2004, pending regulatory approval and satisfactory implementation of IT systems.

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

Approximately $22.5 million of the aggregate purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use, and was charged to operations in the third quarter of fiscal 2001. A risk adjusted after-tax discount rate of 25 percent was applied to the in-process project’s cash flows. This purchase resulted in $86.0 million of goodwill and other intangible assets that were being amortized over an estimated useful life of four years.

In fiscal 2002, 3Com determined that lower than anticipated revenue growth resulted in an impairment of the goodwill and developed product technology that arose from the acquisition of Alteon. These intangible assets were written down $50.9 million to fair value, which was estimated using discounted future cash flows. The impairment charge was included in amortization and write down of intangibles, and is a component of

Notes to Consolidated Financial Statements (Continued)

Note 5:    Business Combinations and Joint Ventures (Continued)

contribution margin for the Connectivity segment as reported in Note 20. As a result of the analysis, 3Com wrote down all of the Alteon-related goodwill and a portion of the Alteon developed product technology. Remaining net intangible assets continue to be amortized over their original useful lives.

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

For financial reporting purposes, the aggregate purchase price was reduced by the intrinsic value of unvested stock options and restricted stock totaling $6.9 million, which was recorded as deferred stock-based compensation and is being amortized over the respective vesting periods. Approximately $8.3 million of the aggregate purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use, and was charged to operations in the second quarter of fiscal 2001. A risk adjusted after-tax discount rate of 30 percent was applied to the in-process projects’ cash flows. This purchase resulted in $18.6 million of goodwill and other intangible assets that are being amortized over estimated useful lives of three to five years. Finite-lived intangible assets continue to be amortized over their original useful lives. Upon the adoption of SFAS 142, the net remaining indefinite-lived intangible assets as of May 31, 2002 of $12.1 million were written off as a change in accounting principle effective June 1, 2002 and related to 3Com’s Enterprise Networking segment. 3Com’s adoption of SFAS 142 also resulted in an additional $33.3 million write off of indefinite-lived intangible assets relating to its Enterprise Networking segment of continuing operations that arose from an acquisition made in fiscal 1999.

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

For financial reporting purposes, the aggregate purchase price, excluding deferred cash payments, was reduced by the intrinsic value of unvested stock options and restricted stock totaling $20.2 million, which was recorded as deferred stock-based compensation and was being amortized over the respective vesting periods. Approximately $29.4 million of the aggregate purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use, and was charged to operations in the first quarter of fiscal 2001. A risk adjusted after-tax discount rate of 35 percent was applied to the in-process project’s cash flows. This purchase resulted in $33.7 million of goodwill and other intangible assets that were being amortized over estimated useful lives of three to five years.

As part of 3Com’s efforts to improve profitability, the Company announced that it would exit the Internet Appliance product line during fiscal year 2001. As a result, 3Com determined that the net unamortized assets had no remaining future value and consequently wrote off the net remaining amounts of deferred stock-based compensation, goodwill, and intangible assets. This included $15.5 million of accelerated amortization of deferred stock-based compensation for qualified terminated Kerbango employees and $21.1 million of net goodwill and intangible assets related to the Kerbango acquisition. These charges were included as part of restructuring charges in fiscal 2001.

•	During the first quarter of fiscal 2001, 3Com completed the transfer of its analog-only modem product lines to U.S. Robotics Corporation (New USR), the new joint venture formed with Accton Technology and NatSteel Electronics. 3Com contributed $3.1 million of assets to New USR for an 18.7 percent investment in the joint venture. New USR assumed the analog-only modem product line, including U.S. Robotics and U.S. Robotics Courier branded modems.

Notes to Consolidated Financial Statements (Continued)

Note 5:    Business Combinations and Joint Ventures (Continued)

During fiscal 2001, 3Com wrote off its $3.1 million investment in New USR as the value of this investment was determined to be other-than-temporarily impaired. The amount was charged to loss on investments, net.

Note 6:    Investments

Available-for-sale securities consist of (in thousands):

	May 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State and municipal securities	$19,558	$17	$—	$19,575
U.S. Government and agency securities	292,118	455	(30)	292,543
Corporate debt securities	655,879	785	(42)	656,622

Short-term investments	967,555	1,257	(72)	968,740
Publicly traded corporate equity securities	729	—	(475)	254

Total	$968,284	$1,257	$(547)	$968,994

	May 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State and municipal securities	$7,038	$97	$—	$7,135
U.S. Government and agency securities	171,860	508	(115)	172,253
Corporate debt securities	522,915	1,096	(406)	523,605

Short-term investments	701,813	1,701	(521)	702,993
Publicly traded corporate equity securities	729	—	(222)	507

Total	$702,542	$1,701	$(743)	$703,500

Cost and carrying value of corporate equity securities consist of (in thousands):

	May 30, 2003
	Initial Cost	Carrying Value
Investments in limited partnership venture capital funds	$19,017	$10,950
Direct investments in private companies	46,986	21,286

Total private equity investments	66,003	32,236
Publicly traded corporate equity investments		254

Total corporate equity securities		$32,490

	May 31, 2002
	Initial Cost	Carrying Value
Investments in limited partnership venture capital funds	$38,937	$30,407
Direct investments in private companies	66,945	41,087

Total private equity investments	105,882	71,494
Publicly traded corporate equity investments		507

Total corporate equity securities		$72,001

Publicly traded corporate equity securities are included in other current assets. Private equity instruments are included in deposits and other assets.

Notes to Consolidated Financial Statements (Continued)

Note 6:    Investments (Continued)

During the fiscal year ended May 30, 2003, publicly traded corporate equity securities and investments in limited partnership venture capital funds were sold for proceeds of $9.2 million. Net realized losses on investments of $36.1 million were recorded during fiscal 2003, composed of $7.4 million of net losses realized on sales of publicly traded equity securities and limited partnership venture capital funds, and $28.7 million of net losses recognized due to fair value adjustments of investments in limited partnership venture capital funds and impairments of investments in private companies whose declines in value have been determined to be other than temporary.

During the fiscal year ended May 31, 2002, publicly traded corporate equity securities were sold for proceeds of $32.2 million. Net realized losses on investments of $17.9 million were recorded during fiscal 2002, composed of $30.5 million of net losses recognized due to fair value adjustments of investments in limited partnership venture capital funds and impairments of investments in private companies whose declines in value have been determined to be other than temporary. The losses were partially offset by $12.6 million of net gains realized on sales of publicly traded equity securities.

During the fiscal year ended June 1, 2001, publicly traded corporate equity securities were sold for proceeds of $224.0 million. Net realized losses on investments of $18.6 million were recorded during fiscal 2001, comprised of $135.7 million of net losses recognized due to fair value adjustments of investments in limited partnership venture capital funds and impairments of investments in private companies and publicly traded securities whose declines in value have been determined to be other than temporary. The losses were partially offset by $117.1 million of net gains realized on sales of publicly traded equity securities. Included in the gains on sales of publicly traded equity securities was a gain of $8.7 million from the sale of a warrant to purchases shares of Extreme Networks, Inc. 3Com received this warrant as part of its restructuring initiatives in fiscal 2000 to provide a migration path for customers of 3Com’s high-end LAN products. The gain recognized on receipt of this warrant partially offset the restructuring charges for the year ended June 2, 2000. During fiscal 2001, 3Com entered into a collar against the warrant to hedge changes in the fair value of the warrant, which was settled during fiscal 2001 for a gain of approximately $56.6 million that was recorded as an adjustment of the cost basis in the warrant.

The contractual maturities of available-for-sale debt securities at May 30, 2003 are as follows (in thousands):

	Amortized Cost	Fair Value
Within one year	$941,035	$942,189
Between one year and two years	26,520	26,551

Short-term investments	$967,555	$968,740

Note 7:    Inventories

Inventories consist of (in thousands):

	May 30, 2003	May 31, 2002
Finished goods	$15,891	$29,730
Work-in-process	3,228	15,458
Raw materials	7,949	16,589

Total	$27,068	$61,777

Notes to Consolidated Financial Statements (Continued)

Note 8:    Property and Equipment

Property and equipment, net, consists of (in thousands):

	May 30, 2003	May 31, 2002
Land	$54,001	$114,373
Buildings and improvements	210,476	367,781
Machinery and equipment	345,031	467,248
Software	148,823	148,103
Furniture and fixtures	54,690	75,091
Leasehold improvements	34,321	52,300
Construction in progress	2,988	7,051

Total	850,330	1,231,947
Accumulated depreciation and amortization	(601,540)	(627,348)

Property and equipment, net	$248,790	$604,599

Property and equipment held for sale as of May 30, 2003 of $101.3 million included land, buildings, and equipment related to facilities in Santa Clara, Ireland, and the U.K. Property and equipment held for sale as of May 31, 2002 of $71.6 million included land, buildings, and equipment related to facilities in Santa Clara, Mount Prospect, and Salt Lake City, Utah.

As discussed in Note 23, in July 2003 3Com sold its Rolling Meadows facility and is expected to record a restructuring charge of approximately $0.8 million in the first quarter of fiscal 2004. Although an impairment charge was recorded for this property in fiscal 2003 as discussed in Note 3, this property was not classified as held for sale as of May 30, 2003 due to the Company’s intention to lease back a portion of the facility.

Significant property and equipment transactions

For the Year Ended May 30, 2003.    In the first quarter of 2003, 3Com sold its 639,000 square foot manufacturing and office facility in Mount Prospect that was classified as held for sale as of May 31, 2002. The estimated net realizable value of this property as of May 31, 2002 was $17.4 million. Net proceeds from the sale were $17.8 million, resulting in a $0.4 million credit that was recorded in discontinued operations in the first quarter of fiscal 2003. Additionally, as a portion of 3Com’s term loan was collateralized by the Mount Prospect facility, 3Com repaid approximately $7.5 million of the term loan balance with the proceeds of this sale as was required under the terms of the financing agreement.

In the second quarter of 2003, 3Com sold its 185,000 square foot office and research and development facility in Salt Lake City that was classified as held for sale prior to the inception of its restructuring programs. Net proceeds from the sale were $4.2 million, and 3Com recorded a $0.9 million net loss relating to this property in fiscal 2003 in losses (gains) on land and facilities, net. Since this facility was classified as held for sale prior to the inception of 3Com’s restructuring programs, the net losses associated with it were not the result of restructuring actions and were not recorded as a part of restructuring charges.

Also in the second quarter of fiscal 2003, 3Com sold its 550,000 square foot Marlborough property, and has leased back approximately 168,000 square feet of the property at prevailing market rates. Net proceeds from the sale were $56.6 million, resulting in a loss of $29.4 million that was recorded in restructuring charges in the second quarter of fiscal 2003.

For the Year Ended May 31, 2002.    In the second quarter of fiscal 2002, 3Com paid $316.7 million for land and buildings at its Santa Clara and Marlborough locations that were previously under operating lease arrangements.

In the third quarter of fiscal 2002, 3Com sold its Singapore manufacturing and distribution facility for net proceeds of approximately $10.7 million. As a result of this transaction, 3Com recorded a loss in restructuring charges of $13.2 million. Also included in restructuring charges is $24.4 million for impairments of held for sale properties located in Santa Clara and Mount Prospect. Restructuring charges are discussed further in Note 4.

Notes to Consolidated Financial Statements (Continued)

Note 8:    Property and Equipment (Continued)

In the third quarter of fiscal 2002, 3Com recorded an impairment charge of $1.4 million relating to its Salt Lake City facility in losses (gains) on land and facilities, net.

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

Note 9:    Intangible Assets, Net

Intangible assets, net, consist of (in thousands):

	May 30, 2003
Segments:	Enterprise Networking	Connectivity	Total
Developed and core technology, gross	$21,582	$20,992	$42,574
Accumulated amortization	(14,519)	(16,100)	(30,619)

Developed and core technology, net	7,063	4,892	11,955
Customer relationships, gross	420	56	476
Accumulated amortization	(361)	(35)	(396)

Customer relationships, net	59	21	80
Total net intangible assets	$7,122	$4,913	$12,035

	May 31, 2002
Segments:	Enterprise Networking	Connectivity	Discontinued Operations	Total
Developed and core technology, gross	$24,780	$20,992	$14,041	$59,813
Accumulated amortization	(11,449)	(12,236)	(9,934)	(33,619)

Developed and core technology, net	13,331	8,756	4,107	26,194
Customer relationships, gross	420	56	4,864	5,340
Accumulated amortization	(221)	(20)	(3,604)	(3,845)

Customer relationships, net	199	36	1,260	1,495
Total net intangible assets	$13,530	$8,792	$5,367	$27,689

In the second quarter of fiscal 2003, 3Com recorded impairments of intangible assets associated with both its continuing and discontinued operations. 3Com determined the amount of the impairments by comparing the carrying value against the fair value, which was estimated using discounted cash flows. For the intangible assets related to the acquisition of NBX Corporation, the core and developed technology intangible assets were written down to the net present value of expected cash flows discounted at a rate of 14 percent per year. This write down resulted from significantly reduced revenue projections as compared to the initial projections that existed at the date of acquisition. The revisions in revenue projections included lower projected market growth and a lower percentage of projected NBX revenues coming from existing technology. As a result of this analysis, 3Com recorded a write down of $3.2 million in amortization and write down of intangibles, which is a component of contribution margin for the Enterprise Networking segment for the year May 30, 2003, as reported in Note 20.

The intangible assets related to discontinued operations consisted of core and existing technology and customer relationships. These intangible assets were written off completely as estimated future net cash flows were forecasted to be negative for the related product lines. These write offs were the result of significantly reduced revenue

Notes to Consolidated Financial Statements (Continued)

Note 9:    Intangible Assets, Net (Continued)

projections as compared to the initial projections that existed at the date of acquisition due primarily to the overall economic downturn in the telecommunications sector. As a result of its analysis, 3Com wrote off $4.5 million, which is included in discontinued operations.

Based on the carrying value of 3Com’s intangible assets as of May 30, 2003, remaining amortization is expected to be $5.8 million in fiscal 2004, $4.3 million in fiscal 2005, and $1.9 million in fiscal 2006.

Note 10:    Accrued Liabilities and Other

Accrued liabilities and other consist of (in thousands):

	May 30, 2003	May 31, 2002
Accrued payroll and related expenses	$48,333	$56,831
Accrued product warranty reserve	44,775	53,289
Deferred revenue	10,329	48,429
Accrued rebates	31,604	30,446
Income tax accrual	29,626	8,875
Other	68,572	78,095

Accrued liabilities and other	$233,239	$275,965

Note 11:    Accrued Warranty and Other Guarantees

Products are sold with varying lengths of warranty ranging from 90 days to the lifetime of the products. Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with a warranty and historical warranty costs incurred. 3Com also assesses its preexisting warranty obligations and may adjust the amounts based on actual experience or changes in future expectations.

The following table summarizes the activity in the accrued product warranty reserve for the year ended May 30, 2003 (in thousands):

Warranty Reserve
Accrued product warranty reserve, June 1, 2002	$53,289
Cost of warranty claims	(42,137)
Accruals for warranties issued during the period	31,027
Adjustments to preexisting warranties	6,668
Net change associated with discontinued operations	(4,072)

Accrued product warranty reserve, May 30, 2003	$44,775

Prior to fiscal 2003, 3Com entered into several agreements whereby it had sold product to resellers who had, in turn, sold the product to others, and 3Com has guaranteed the payments of the end users. If all end users under these agreements were to default on their payments, as of May 30, 2003 the Company would be required to pay approximately $9.7 million. As deferred revenue and associated accruals related to such sales approximate the guaranteed amounts, any payments resulting from end user defaults would not have a material impact on 3Com’s results of operations.

In connection with 3Com’s development of its Rolling Meadows facility, the Company guaranteed a municipal bond in the amount of $2.5 million for site improvements, and payment of principal and interest were to be satisfied by sales tax revenue generated by 3Com’s sales in that municipality, with any shortfall being 3Com’s responsibility. 3Com plans to repay the principal amount and accrued interest with the proceeds from the sale of the facility, which was sold in July 2003 as discussed in Note 23. Additional amounts could also be owed to municipalities related to the sale of its Rolling Meadows facility for the repayment of grants and incentives. As of May 30, 2003, 3Com has recorded $5.3 million related to such liabilities, including the municipal bond discussed above, which the Company believes to be the best estimate of its potential liability.

Notes to Consolidated Financial Statements (Continued)

Note 12:    Borrowing Arrangements and Commitments

In the second quarter of fiscal 2002, 3Com entered into new financing arrangements whereby the Company borrowed $105.0 million under a term loan and $102.2 million under a $105.0 million revolving line of credit. 3Com applied the proceeds from these borrowings towards the purchase of land and buildings at its Santa Clara and Marlborough locations that were previously subject to operating lease arrangements. In accordance with the lease terms, 3Com paid $316.7 million for the properties and terminated such leases.

Under the term loan, quarterly principal payments of $7.5 million were due from March 2002 through September 2004, with the balance due in November 2004. The revolving line of credit also expires in November 2004, at which time all outstanding amounts are due. During fiscal 2003, 3Com had prepaid and cancelled its term loan such that there were no amounts outstanding as of May 30, 2003. Additionally, as of May 30, 2003, there were no drawings on the revolving line of credit, and 3Com was eligible for drawings of up to $33.6 million. As of May 31, 2002, $97.5 million was outstanding on the term loan, and $70.0 million was outstanding on the revolving line of credit. Interest on each of the term and revolving facilities is due monthly, and bears interest, at 3Com’s election, at either the lender’s base rate or LIBOR rate, plus an applicable margin. Total interest expense for these instruments for fiscal 2003 and fiscal 2002 was $4.9 million and $3.4 million, respectively.

As of May 30, 2003, 3Com had borrowings of $0.3 million related to equipment financing transactions. Additionally, 3Com had $9.8 million in available bank-issued standby letters of credit and bank guarantees as of May 30, 2003, including $9.2 million relating to potential foreign tax, custom, and duty assessments.

3Com leases certain of its facilities under operating leases. Leases expire at various dates from 2003 to 2025, and certain facility leases have renewal options with rentals based upon changes in the Consumer Price Index or the fair market rental value of the property. 3Com also rents certain of its leased and owned facilities to third party tenants. The rental agreements expire at various dates from 2003 to 2015.

Future operating lease commitments and future rental income are as follows (in thousands):

Fiscal year	Future Lease Payments	Future Rental Income
2004	$20,497	$13,418
2005	16,563	12,990
2006	15,250	13,129
2007	9,495	6,508
2008	2,137	2,834
Thereafter	6,127	6,352

Total	$70,069	$55,231

Rent expense was approximately $23.4 million, $35.7 million, and $54.4 million for the fiscal years ended May 30, 2003, May 31, 2002, and June 1, 2001, respectively. Rental income, which includes rents received for both owned and leased property, was $23.8 million, $37.6 million, and $28.3 million for the fiscal years ended May 30, 2003, May 31, 2002, and June 1, 2001, respectively, and is recorded as an offset to operating expenses. Included in rental income was rental income from Palm of $15.3 million, $25.1 million, and $16.7 million for the fiscal years ended May 30, 2003, May 31, 2002, and June 1, 2001, respectively.

3Com makes investments in privately-held companies and in limited partnership venture capital funds, which in turn invest in privately-held companies. 3Com has made investments of $3.9 million in fiscal 2003 and has committed to make additional capital contributions to certain venture capital funds totaling $13.2 million. 3Com is contractually obligated to provide funding upon calls for capital. The expiration dates for such capital calls are generally five to eight years from the inception of the fund, and the amounts and timing of such calls during that period are entirely at the discretion of the funds’ general partners. 3Com estimates that it will pay approximately $4.7 million over the next twelve months as capital calls are made.

In conjunction with the sale of the Company’s manufacturing and distribution operations to Manufacturers’ Services Limited (MSL) on September 30, 2000, 3Com committed to purchase a minimum manufacturing volume, excluding the cost of materials, of $31 million per quarter during the first year of the agreement, and $30 million per quarter

Notes to Consolidated Financial Statements (Continued)

Note 12:    Borrowing Arrangements and Commitments (Continued)

during the second year of the agreement. Due to 3Com’s announcement that it would exit its consumer product lines and the slowdown in the telecommunications industry in 2001, the Company did not expect to reach the minimum purchase commitments in the future. Based on management’s best estimates, a charge of $63.4 million was recorded in the fourth quarter of fiscal 2001 — including $28.5 million that was charged to cost of goods sold relating to continuing operations and $34.9 million relating to discontinued operations — representing an accrual for estimated future purchase commitment shortfalls and expected contract termination costs. This charge was based on a projection of future minimum volume shortfalls from the balance sheet date through the estimated contract termination date, plus contractual costs associated with terminating the arrangement. Termination costs included charges to reimburse MSL for severance, obsolete equipment, and other costs. 3Com recorded an additional charge to cost of goods sold in the first quarter of fiscal 2002 as a result of the Company’s renegotiation of the contract that was completed in the second quarter of fiscal 2002. The renegotiated contract eliminated the minimum volume commitments. The agreement with MSL was terminated during fiscal 2003.

Note 13:    Warrants to Purchase Broadcom Common Stock and Purchase Agreement

In fiscal 2001, 3Com entered into a Purchase and Warrant Agreement (purchase agreement) with Altima Communications, Inc. (Altima) to purchase certain components through December 2002. The purchase agreement provided for cash penalties to Altima in the event that minimum purchases were not met on a calendar quarter basis. The agreement included a performance warrant issued to 3Com to purchase common stock of Altima, which vested as product purchases were made. Since Altima was subsequently acquired by Broadcom Corporation (Broadcom), the warrant to purchase shares of common stock of Altima was replaced by a warrant to purchase 992,000 shares of common stock of Broadcom (warrant shares). The fair value of the warrant was fixed at approximately $244 million, since the agreement contained significant disincentives for nonperformance. The effects of warrant shares earned were recorded as a credit to cost of sales as purchases were made, based on the fixed valuation of the warrant of $244 million. The recorded credits included $14.7 million and $6.7 million in the third and second quarters of fiscal 2001, respectively. In January 2001, 3Com exercised its vested portion of the warrant and received 126,940 shares of Broadcom common stock. The investment in Broadcom common stock was accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Due to the significant decline in the value of the Broadcom common stock, 3Com recorded an other-than-temporary impairment charge of $25.3 million in fiscal 2001. As certain terms of the purchase agreement were not met, 3Com terminated the purchase agreement in February 2001 without penalty. 3Com continues to maintain an ongoing purchase arrangement with Broadcom that does not include a performance warrant.

Note 14:    Common Stock

Outstanding Options Adjustment for Palm Spin-Off.    On July 27, 2000, 3Com completed the distribution of Palm, Inc. common stock held by 3Com to 3Com stockholders (the Palm distribution). As a result of the Palm distribution, to preserve the intrinsic value of the stock options as discussed in Note 3, the number of shares of 3Com common stock subject to an option grant were adjusted by multiplying the pre-Palm distribution number by 4.827103 and the exercise price per share was adjusted by dividing the pre-Palm distribution exercise price by 4.827103 (the Palm distribution adjustment). The Palm distribution adjustment factor was calculated by dividing 3Com’s closing per-share fair market value on July 27, 2000 of $64.5625 by 3Com’s opening per-share fair market value on July 28, 2000 of $13.375. The number of outstanding options for each grant was multiplied by this adjustment factor, and the options’ price for each grant was divided by this adjustment factor. The modifications made to the terms of outstanding options made in connection with the Palm spin-off did not result in a new measurement date or additional compensation expense.

Common Stock and Stock Option Plan Reserve Adjustments for Palm Spin-Off.    On July 27, 2000, as a result of the Palm spin-off, an adjustment was made to the reserves for the Company’s 1983 stock option plan, 1994 stock option plan, 1984 employee stock purchase plan, restricted stock plan, director stock plan, and all option plan reserves related to prior acquisitions. Such reserves were multiplied by the Palm adjustment factor of 4.827103 pursuant to the terms of such benefit plans.

Notes to Consolidated Financial Statements (Continued)

Note 14:    Common Stock (Continued)

Preferred Shares Rights Plan.    In September 1989, the Board of Directors approved a common stock purchase rights plan, which was amended and restated in December 1994, and again in March 2001 (the Prior Plan). In November 2002, the Board of Directors approved a Third Amended and Restated Preferred Shares Rights Plan (the Preferred Shares Rights Plan), which replaced the Prior Plan. The Preferred Shares Rights Plan provides that the preferred share rights become exercisable based on certain limited conditions related to acquisitions of stock, tender offers, and certain business combination transactions of 3Com. In the event one of the limited conditions is triggered, each right entitles the registered holder of 3Com’s common stock to purchase for $55 one one-thousandth of a share of 3Com Series A Participating Preferred Stock (or any acquiring company). The rights are redeemable at 3Com’s option for $0.001 per right and expire on March 8, 2011.

Stock Option Plans.    3Com has stock option plans under which employees and directors may be granted options to purchase common stock. Options are generally granted at not less than the fair market value at grant date, vest annually over two to four years, and expire ten years after the grant date.

A summary of option transactions under the plans follows (shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding, June 2, 2000	42,835	$30.39
Granted and assumed	30,172	14.42
Additional options granted to compensate for loss in intrinsic value due to Palm spin-off	134,045	—
Exercised	(23,674)	8.98
Canceled	(35,237)	10.47

Outstanding, June 1, 2001	148,141	7.80
Granted	23,628	4.86
Exercised	(8,174)	3.98
Canceled	(52,493)	8.24

Outstanding, May 31, 2002	111,102	7.25
Granted	13,585	4.51
Exercised	(6,129)	3.67
Canceled	(33,056)	7.36

Outstanding, May 30, 2003	85,502	$ 7.03

	Outstanding Options as of May 30, 2003			Exercisable at May 30, 2003
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
	(in thousands)		(in years)	(in thousands)
$ 0.13 – $ 4.29	11,015	$ 3.86	7.2	3,434	$ 2.97
4.30 – 5.10	12,551	4.81	7.6	6,771	4.83
5.11 – 5.54	15,838	5.42	6.7	11,043	5.45
5.55 – 6.09	16,413	5.93	5.1	15,440	5.94
6.10 – 10.09	16,768	8.34	6.0	13,685	8.29
10.10 – 21.57	12,917	13.55	6.9	8,442	13.53

Total	85,502	$ 7.03	6.5	58,815	$ 7.18

There were 59.1 million and 64.4 million options exercisable as of May 31, 2002 and June 1, 2001 with weighted average exercise prices of $6.97 and $6.28 per share, respectively.

Employee Stock Purchase Plan.    3Com has an employee stock purchase plan, under which eligible employees may authorize payroll deductions of up to ten percent of their compensation, as defined, to purchase common stock at

Notes to Consolidated Financial Statements (Continued)

Note 14:    Common Stock (Continued)

a price of 85 percent of the lower of the fair market value as of the beginning or the end of the offering period. Offering periods are 24 months, allowing for four six-month purchase periods. Price declines, if any, will be reflected at the beginning of each six-month purchase period and remain in effect for the next 24-month offering period.

Stock-Based Compensation.    3Com has a restricted stock plan, under which shares of common stock are reserved for issuance at no cost to key employees. Compensation expense, equal to the fair market value on the date of the grant, is recognized as the granted shares vest over a one to four-year period. 3Com also grants time accelerated restricted stock awards whereby shares with a given time-based vesting may be accelerated if specific milestones are accomplished. In addition, 3Com has recorded deferred compensation expense in connection with certain of its acquisitions. Excluding accelerated amortization for Kerbango employees in fiscal 2001 as discussed in Note 4, compensation expense recognized for the amortization of stock-based compensation was $3.9 million, $6.7 million, and $8.1 million for the years ended May 30, 2003, May 31, 2002, and June 1, 2001, respectively. As of May 30, 2003, there were 0.7 million shares available for future grant.

Director Stock Plan.    3Com has a director stock plan, under which options to purchase shares of common stock are issued to members of the Board of Directors at an exercise price equal to the fair market value on the date of grant. Shares granted to newly appointed outside directors vest annually over a four-year period. For continuing directors, grants are made each year as of the annual stockholder meeting with vesting occurring annually over a two-year period.

Stock Reserved for Issuance.    As of May 30, 2003, 3Com had common stock reserved for issuance as follows (in thousands):

Stock Option Plans	213,816
Employee Stock Purchase Plan	6,048
Warrants	7,100
Restricted Stock Plan	692

Total shares reserved for issuance	227,656

In addition, as of May 30, 2003, 3Com had 0.4 million shares of preferred stock reserved for issuance under its Preferred Shares Rights Plan.

Stock Repurchase and Option Programs.    During the fourth quarter of fiscal 2003, the Board of Directors approved a new stock repurchase program providing for expenditures of up to $100.0 million and authorized a two-year time limit on such repurchases. This was subject to certain conditions that were met on March 19, 2003. This new stock repurchase program superseded the stock repurchase program that was approved in the second quarter of fiscal 2003. Prior to fiscal 2003, the Board of Directors had authorized a stock repurchase program in the amount of up to one billion dollars in the fourth quarter of fiscal 2000, which was effective for a two-year period. Such repurchases could be used to offset the issuance of additional shares resulting from employee stock option exercises and the sale of shares under the employee stock purchase plan. During fiscal 2003, 2002, and 2001, 0.4 million shares, 1.1 million shares, and 39.5 million shares of common stock were repurchased for a total purchase price of $1.5 million, $3.7 million, and $577.8 million, respectively. Included in the fiscal 2001 purchases are those shares purchased through the put option program discussed below.

In fiscal 2001, 3Com initiated a program of selling put options and purchasing call options on its common stock. These were “European” style options, which, in the case of put options, entitle the holders to sell shares of 3Com common stock to 3Com on the expiration dates at specified prices and, in the case of call options, entitle 3Com to purchase its common stock on the expiration dates at specified prices. The option contracts gave 3Com the choice of net cash settlement or physical settlement or net settlement in its own shares of common stock. These options were accounted for as permanent equity instruments. During fiscal 2001, 1.2 million shares of common stock were repurchased through exercised puts for a cumulative purchase price of $19.9 million. The option contracts contained per share price floors, whereby a drop in the price of 3Com common stock below such price floor could require accelerated settlement of the put options by 3Com. Due to a decline in the price of 3Com common stock, accelerated settlement of the remaining put options was required. 3Com elected net cash settlement of 15.3 million put options

Notes to Consolidated Financial Statements (Continued)

Note 14:    Common Stock (Continued)

outstanding, and related call options, which were recorded as a reduction of share capital in the amount of $140.7 million. As of May 30, 2003 and May 31, 2002, there were no put options or call options outstanding.

Note Receivable from Broadcom for Sale of Warrants to Purchase 3Com Common Stock.    During fiscal 2001, 3Com announced a strategic alliance with Broadcom to accelerate the deployment of Gigabit Ethernet into business networks. As part of the strategic alliance, 3Com issued to Broadcom a warrant to acquire up to 7.1 million shares of 3Com common stock, representing approximately two percent of 3Com’s current outstanding shares. The term of the warrant was from January 1, 2001 through December 4, 2002. The per-share exercise price is $9.31 and the purchase price of the warrant was approximately $21 million. Broadcom paid for the warrant by issuance of a full recourse promissory note in the principal amount of approximately $21.1 million. The note bore interest at LIBOR plus one percent. Payments of interest only were due quarterly beginning April 2001, and principal payments of approximately $3.5 million plus interest were due quarterly beginning October 2001 through December 2002. The note had optional and mandatory prepayment provisions if certain conditions were met. This note became the subject of litigation between 3Com and Broadcom, and as of May 31, 2002, no interest or principal payments had been made. As discussed in Note 22, this litigation was subsequently settled in the second quarter of fiscal 2003. Under the terms of the settlement, Broadcom agreed to pay 3Com $22.0 million dollars, representing principal and a portion of prior periods’ accrued interest, plus additional interest as it accrues during the repayment period, and 3Com agreed to extend the terms of the warrant held by Broadcom for an additional 12 months to December 4, 2003. 3Com recorded a charge of $1.7 million in interest and other income, net, relating to the change in terms. Subsequent to the settlement, Broadcom has repaid $12.6 million of the original principal amount in accordance with the settlement, and $8.4 million remains outstanding as of May 30, 2003.

Accounting for Stock-Based Compensation.    As permitted under SFAS 123, 3Com has elected to follow APB Opinion 25 and related Interpretations in accounting for stock-based awards to employees. Under APB Opinion 25, 3Com generally recognizes no compensation expense with respect to such stock option awards.

Pro forma information regarding net income and earnings per share is required by SFAS 123. This information is required to be determined as if 3Com had accounted for its stock-based awards to employees (including employee stock options and shares issued under the Employee Stock Purchase Plan, collectively called “options”) under the fair value method of that Statement. The fair value of options granted in fiscal years 2003, 2002, and 2001 reported below has been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Employee Stock Option Plans			Employee Stock Purchase Plan
	2003	2002	2001	2003	2002	2001
Risk-free interest rate	2.6%	3.7%	4.5%	1.4%	1.9%	3.7%
Volatility	67.0%	73.1%	79.4%	49.0%	62.0%	79.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

As of May 30, 2003, May 31, 2002 and June 1, 2001, the expected lives of options under the Employee Stock Option Plan were estimated at approximately two years after the vesting date for directors and approximately one and a half years after the vesting date for non-directors. As of May 30, 2003, May 31, 2002, and June 1, 2001, the expected life of options under the Employee Stock Purchase Plan was estimated at six months.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The weighted average estimated fair value of employee stock options granted during fiscal years 2003, 2002, and 2001 was $2.33, $2.48, and $7.99 per share, respectively. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plan during fiscal years 2003, 2002, and 2001 was $1.66, $1.60, and $5.16, respectively. Because 3Com’s options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. As discussed in Note 2, had 3Com recorded stock-based compensation as measured by the fair-value method prescribed by SFAS 123, pro forma net loss would have been $304.7 million, $661.9 million, and $1,148.4 million in fiscal years 2003, 2002, and 2001.

Notes to Consolidated Financial Statements (Continued)

Note 15:    Financial Instruments

The following summary disclosures are made in accordance with the provisions of SFAS 107, “Disclosures About Fair Value of Financial Instruments,” which requires the disclosure of fair value information about both on- and off-balance sheet financial instruments where it is practicable to estimate the value. Fair value is defined in SFAS 107 as the amount at which an instrument could be exchanged in a current transaction between willing parties, rather than in a forced or liquidation sale.

Because SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value to 3Com (in thousands).

	May 30, 2003		May 31, 2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and equivalents	$515,848	$515,848	$679,055	$679,055
Short-term investments	968,740	968,740	702,993	702,993
Corporate equity securities	32,490	32,123	72,001	71,685
Liabilities:
Long-term debt	$—	$—	$97,500	$97,500

The following methods and assumptions were used in estimating the fair values of financial instruments:

Cash and equivalents.    The carrying amounts reported in the consolidated balance sheets for cash and equivalents approximate their estimated fair values.

Short-term investments.    The fair values of short-term investments are based on quoted market prices.

Corporate equity securities.    Publicly traded corporate equity securities are included in other current assets and are classified as available-for-sale. Such securities are reported at fair value, which is based on quoted market prices, with temporary unrealized gains or losses excluded from earnings and included in other comprehensive income (loss), net of applicable taxes. Privately held corporate equity securities are included in deposits and other assets. Investments in privately held corporate equity securities are recorded at the lower of cost or fair value. For these non-quoted investments, 3Com’s policy is to regularly review the assumptions underlying the financial performance of the privately held companies in which the investments are maintained. If and when a determination is made that a decline in fair value below the cost basis is other than temporary, the related investment is written down to its estimated fair value. Differences between the estimated fair value and carrying amount of equity securities as of May 30, 2003 and May 31, 2003 were the result of declines in fair value that were not considered other-than-temporary. Other-than-temporary declines in both publicly traded and privately held corporate equity securities are recorded in loss on investments, net.

Long-term debt:    Interest on the term loan was due monthly, and bore interest, at 3Com’s election, at either the lender’s base rate or LIBOR rate, plus an applicable margin. The carrying amount reported in the consolidated balance sheet for long-term debt is therefore approximately its estimated fair value.

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

The foreign exchange forward contracts require 3Com to exchange foreign currencies for U.S. Dollars or vice versa, and generally mature in one month or less. As of May 30, 2003 and May 31, 2002, 3Com had outstanding foreign exchange forward contracts with aggregate notional amounts of $58.4 million and $59.1 million, respectively, that had remaining maturities of one month or less. As of May 30, 2003 and May 31, 2002, the carrying amounts, which were also the estimated fair values, of foreign exchange forward contracts were insignificant. The fair value of foreign exchange forward contracts is based on prevailing financial market information.

Notes to Consolidated Financial Statements (Continued)

Note 16:    Merger-Related Credits, Net

In fiscal 1998, 3Com completed a merger with U.S. Robotics Corporation, which was accounted for as a pooling of interests. As a result of this merger, 3Com recorded aggregate merger-related charges of $239.6 million through June 1, 2001. Net merger-related credits of $0.7 million recorded in fiscal 2001 were primarily for revisions in estimates for remaining U.S. Robotics merger accruals, mostly for facilities. As of June 1, 2001, 3Com completed all exit activities associated with the U.S. Robotics merger and there were no merger reserve balances as of June 1, 2001.

As of May 30, 2003 and May 31, 2002, 3Com had a remaining merger accrual of $0.1 million and $0.2 million, respectively, related to the Chipcom Corporation merger. Expenditures relating to the remaining $0.1 million accrual are expected to be made in fiscal 2004.

Note 17:    Interest and Other Income, Net

Interest and other income, net, consists of (in thousands):

	Years ended
	May 30, 2003	May 31, 2002	June 1, 2001
Interest income	$33,559	$71,254	$142,472
Interest expense	(9,909)	(4,853)	(1,174)
Other	(3,492)	970	3,298

Total	$20,158	$67,371	$144,596

Note 18:    Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	Years ended
	May 30, 2003	May 31, 2002	June 1, 2001
Current:
Federal	$(30,940)	$—	$16,172
State	(888)	540	(7,931)
Foreign	17,325	11,644	14,437

Total current	(14,503)	12,184	22,678

Deferred:
Federal	—	49,484	(291,892)
State	—	28,972	(7,226)
Foreign	3,981	(721)	10,636

Total deferred	3,981	77,735	(288,482)

Total	$(10,522)	$89,919	$(265,804)

Notes to Consolidated Financial Statements (Continued)

Note 18:    Income Taxes (Continued)

The components of net deferred tax assets consist of the following (in thousands):

	May 30, 2003	May 31, 2002
Deferred tax assets:
Operating loss carryforwards, net	$682,358	$684,299
Amortization and depreciation	58,730	13,723
Tax credit carryforwards	96,006	47,934
Unrealized losses on private investments, net	28,776	18,207
Other	8,333	608
Valuation allowance	(672,838)	(558,229)

Total deferred tax assets	201,365	206,542

Deferred tax liabilities:
Reserves recognized in different periods for tax purposes	(109,525)	(94,244)
Unremitted earnings	(87,500)	(87,500)
Royalty and purchased research and development	(912)	(13,774)
Other	(1,217)	(4,832)

Net deferred tax assets	$2,211	$6,192

3Com has net operating losses related to the following tax jurisdictions and expiration periods: U.S. federal income tax loss carryforwards of approximately $1.8 billion expiring between fiscal years 2004 and 2023; various state income tax loss carryforwards of approximately $1.8 billion expiring between 2005 and 2023; and various foreign loss carryforwards with $2.1 million expiring between 2005 and 2006, and $26.9 million with an unlimited carryforward period. 3Com also has a U.S. federal research credit carryforward of $23.6 million expiring between 2010 and 2021; a U.S. federal foreign tax credit carryforward of $24.3 million expiring between 2006 and 2008; and a U.S. federal alternative minimum tax credit carryforward of $33.1 million that has an unlimited carrryforward period.

SFAS 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance relates to net operating loss and credit carryforwards and temporary differences for which 3Com believes that realization is uncertain. The valuation allowance increased $114.6 million and $364.1 million in fiscal years 2003 and 2002, respectively. The total valuation allowance of $672.8 million includes $116.6 million attributable to the tax benefit of stock option deductions, which, if recognized, will be allocated directly to paid-in-capital.

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

	Years ended
	May 30, 2003	May 31, 2002	June 1, 2001
Tax computed at federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal effect	(1.3)	(4.3)	(3.0)
Provision for combined foreign and U.S. taxes on certain foreign income at rates greater than U.S. rates	27.4	4.1	5.7
Net operating loss carryback	(7.3)	—	—
Valuation allowance	0.5	58.0	3.8
Non-deductible purchased in-process technology and merger-related charges	10.6	2.7	4.1
Other	0.7	(0.8)	(0.8)

Total	(4.4)%	24.7%	(25.2)%

Loss before income taxes for the fiscal years ended May 30, 2003, May 31, 2002, June 1, 2001, includes foreign loss of $129.9 million, $5.8 million, and $87.7 million, respectively. 3Com has provided $87.5 million for the potential repatriation of certain undistributed earnings of its foreign subsidiaries. 3Com has not provided for federal

Notes to Consolidated Financial Statements (Continued)

Note 18:    Income Taxes (Continued)

income taxes on approximately $149.7 million of undistributed earnings of its foreign subsidiaries since 3Com considers these earnings to be indefinitely reinvested in foreign subsidiary operations. It is not practicable to estimate the income tax liability that might be incurred upon the remittance of such earnings.

3Com has certain domestic and foreign income tax audits that are currently in progress. The ultimate resolution of these examinations cannot be predicted with certainty; however, 3Com’s management believes the examinations will not have a material adverse effect on its consolidated financial condition or results of operations. The IRS has completed its audit of 3Com’s fiscal years through June 2, 2000.

Note 19:    Net Income (Loss) per Share

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Years ended
	May 30, 2003	May 31, 2002	June 1, 2001
Loss from continuing operations	$(230,093)	$(453,652)	$(790,166)
Discontinued operations	(8,214)	(142,298)	(175,210)
Cumulative effect of change in accounting principle	(45,447)	—	—

	$(283,754)	$(595,950)	$(965,376)

Weighted average shares — Basic	360,520	349,489	345,027
Effect of dilutive securities:
Employee stock options	—	—	—
Restricted stock	—	—	—

Weighted average shares — Diluted	360,520	349,489	345,027

Net loss per share — Basic and Diluted:
Continuing operations	$(0.64)	$(1.30)	$(2.29)
Discontinued operations	(0.02)	(0.41)	(0.51)
Cumulative effect of change in accounting principle	(0.13)	—	—

	$(0.79)	$(1.71)	$(2.80)

Employee stock options and restricted stock totaling 2.8 million, 6.6 million, and 30.3 million shares for the years ended May 30, 2003, May 31, 2002, and June 1, 2001, respectively, were not included in the diluted weighted average shares calculation as the effects of these securities were antidilutive.

Note 20:    Business Segment Information

3Com provides networking products and solutions for people and businesses. For fiscal 2003, 3Com had three reportable operating segments. Two of these segments represented ongoing operations — Enterprise Networking and Connectivity; the third segment included product lines that 3Com decided to exit during the period from the fourth quarter of fiscal 2000 through the first quarter of fiscal 2002. The Enterprise Networking segment manufactures and sells network infrastructure solutions for the enterprise and small business markets, including switches and hubs, as well as services associated with sales of these products. The Connectivity segment sells products that enable computing devices to access computer networks, such as desktop NICs and personal computer (PC) cards. Exited Products include analog-only modems, high-end LAN and WAN chassis products, internet appliances, and consumer cable and DSL modem products. Exited Products do not include revenues and expenses associated with discontinued operations.

Notes to Consolidated Financial Statements (Continued)

Note 20:    Business Segment Information (Continued)

3Com’s Chief Executive Officer has been identified as the chief operating decision maker (CODM) as he assesses the performance of the business units and decides how to allocate resources to the business units. Contribution margin is the measure of profit and loss that the CODM uses to assess performance and make decisions. Contribution margin represents the sales less the cost of sales and direct expenses incurred within the operating segments. Certain corporate level operating expenses (primarily restructuring charges, corporate marketing and general and administration expenses, other unallocated corporate expenses, and one-time charges or credits) are not allocated to operating segments and are included in corporate and other in the reconciliation of operating results.

The business segments do not sell to each other, and accordingly, there are no intersegment sales. 3Com’s CODM does not review total assets or depreciation and amortization by operating segment, but he does review inventory by operating segment. The accounting policies for reported segments are the same as for 3Com as a whole.

Reportable Operating Segments

Information on reportable operating segments for the three years ended May 30, 2003, May 31, 2002, and June 1, 2001, and as of May 30, 2003 and May 31, 2002, is as follows (in thousands):

	May 30, 2003	May 31, 2002	June 1, 2001
Sales:
Enterprise Networking	$682,171	$791,602	$1,066,564
Connectivity	242,629	456,892	956,981
Exited Product Lines	8,066	10,475	397,620

	$932,866	$1,258,969	$2,421,165

Contribution Margin (Loss):
Enterprise Networking	$12,981	$(44,049)	$(120,270)
Connectivity	81,216	(28,887)	164,336
Exited Product Lines	4,920	(35,093)	(449,010)

	$99,117	$(108,029)	$(404,944)

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is set forth below (in thousands):

	May 30, 2003	May 31, 2002	June 1, 2001
Total contribution margin from operating segments	$99,117	$(108,029)	$(404,944)
Indirect operating expenses (1)	137,992	194,776	490,082
Restructuring charges	184,880	109,036	154,925
Losses (gains) on land and facilities, net	887	1,375	(178,844)
Purchased in-process technology	—	—	60,221
Merger-related credits, net	—	—	(728)

Total operating loss	(224,642)	(413,216)	(930,600)
Loss on investments, net	(36,131)	(17,888)	(18,614)
Litigation settlement	—	—	(250,000)
Interest and other income, net	20,158	67,371	144,596

Loss from continuing operations before income taxes, equity interests, and cumulative effect of change in accounting principle (2)	$(240,615)	$(363,733)	$(1,054,618)

(1)	Indirect operating expenses include expenses that are not directly attributable to an operating segment, such as corporate marketing, and general and administrative expenses.

Notes to Consolidated Financial Statements (Continued)

Note 20:    Business Segment Information (Continued)

(2)	As discussed in Note 2, the cumulative effect of change in accounting principle for the year ended May 30, 2003 related to the transitional goodwill impairment analysis that resulted in a write off of $45.4 million of goodwill in the Enterprise Networking segment. This impairment charge is not included as a component of contribution margin (loss) as presented above.

	May 30, 2003	May 31, 2002
Inventory:
Enterprise Networking	$22,900	$29,802
Connectivity	4,168	12,678
Exited Product Lines	—	5,298
Inventory of discontinued operations	—	13,999

	$27,068	$61,777

For the fiscal years ended May 30, 2003, May 31, 2002, and June 1, 2001, the Wired LAN Connectivity product group in the Connectivity segment accounted for 26 percent, 36 percent, and 39 percent of total sales, respectively. For the fiscal years ended May 30, 2003, May 31, 2002, and June 1, 2001, the Workgroup/Desktop Switching product group in the Enterprise Networking segment accounted for 49 percent, 46 percent, and 34 percent of total sales, respectively. For the fiscal years ended May 30, 2003, May 31, 2002, and June 1, 2001, the Core Switching product group in the Enterprise Networking segment accounted for ten percent, six percent, and three percent of total sales, respectively. No other product or product groups had sales exceeding ten percent of total sales.

Geographic Information

3Com’s foreign operations consist primarily of central distribution, order administration, manufacturing, and research and development facilities in Western Europe and Singapore. Sales, marketing, and customer service activities are conducted through sales subsidiaries throughout the world. Geographic sales information for the last three fiscal years is based on the location of the end customer. Geographic long-lived assets information is based on the physical location of the assets at the end of each fiscal year. Sales to unaffiliated customers and long-lived assets by geographic region are as follows (in thousands):

	Years ended
	May 30, 2003	May 31, 2002	June 1, 2001
Sales
Americas	$395,636	$565,738	$1,250,601
Europe, Middle East, and Africa	383,614	478,041	811,741
Asia Pacific	153,616	215,190	358,823

Total	$932,866	$1,258,969	$2,421,165

For the fiscal years ended May 30, 2003, May 31, 2002, and June 1, 2001, the United States within the Americas region above had sales of $324.2 million, or 35 percent of total sales, $467.9 million, or 37 percent of total sales, and $1,026.6 million, or 42 percent of total sales, respectively. No other individual country within the regions above had sales exceeding ten percent of total sales.

	May 30, 2003	May 31, 2002
Property and Equipment
United States	$244,349	$535,194
Ireland	58,812	75,800
United Kingdom	42,508	54,508
Other	4,404	10,652

Total	$350,073	$676,154

Notes to Consolidated Financial Statements (Continued)

Note 20:    Business Segment Information

Property and equipment includes both assets held for use as well as assets held for sale. As of May 30, 2003 and May 31, 2002 no other individual country had property and equipment exceeding ten percent of total property and equipment.

Note 21:    Employee Benefit Plan

3Com has adopted a plan known as the 3Com 401(k) Plan (the Plan) to provide retirement benefits to its domestic employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Participants may elect to contribute from one percent to 22 percent of their annual compensation to the Plan each calendar year, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, the Plan provides for contributions as determined by the Board of Directors. 3Com will match 50 percent for each dollar on the first six percent of eligible annual compensation contributed by the employee. Employees become vested in 3Com matching contributions according to a three-year vesting schedule based on initial date of hire. Matching contributions to the Plan totaled $4.3 million in fiscal 2003, $5.4 million in fiscal 2002, and $11.8 million in fiscal 2001.

Note 22:    Litigation

3Com is a party to lawsuits in the normal course of its business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. 3Com believes that it has meritorious defenses in each of the cases set forth below in which it is named as a defendant and is vigorously contesting each of these matters. An unfavorable resolution of one or more of these lawsuits could adversely affect its business, results of operations, or financial condition. 3Com cannot estimate the loss or range of loss that may be reasonably possible for any of the contingencies described and accordingly has not recorded any associated liabilities in its consolidated balance sheets.

In November 2000, a shareholder derivative and class action lawsuit, captioned Shaev v. Claflin, et al., No. CV794039, was filed in California Superior Court. The complaint alleges that 3Com’s directors and officers made misrepresentations and/or omissions and breached their fiduciary duties to the Company in connection with the adjustment of employee and director stock options in connection with the separation of 3Com and Palm. It is unclear whether the plaintiff is seeking recovery from 3Com or if 3Com was named solely as a nominal defendant, against whom the plaintiff seeks no recovery. On November 29, 2001, the Superior Court granted the defendants’ demurrer with leave to amend. The plaintiff filed a First Amended Complaint to which defendants again demurred. On July 9, 2002, the Superior Court again granted the defendants’ demurrer to the plaintiff’s First Amended Complaint with leave to amend. On or about December 13, 2002, the plaintiff filed a Second Amended Complaint. On May 13, 2003, the Court granted 3Com’s demurrer to such Second Amended Complaint without leave to amend and ordered the Second Amended Complaint dismissed. The plaintiff has indicated that he intends to appeal the Court’s decision.

On May 26, 2000, 3Com filed suit against Xircom, Inc. (Xircom) in the United States District Court for the District of Utah, Civil Action No. 2:00-CV-0436C alleging infringement of U.S. Patents Nos. 6,012,953, 5,532,898, 5,696,660, and 5,777,836, accusing Xircom of infringement of one or more of the claims of the patents-in-suit by reason of the manufacture, sale, and use of the RealPort and RealPort2 families of PC Cards, as well as a number of Xircom’s Type II PC Modem Cards. On November 14, 2000, 3Com amended its complaint to assert infringement of then-newly issued U.S. Patent No. 6,146,209, also asserted against Xircom’s RealPort and RealPort2 families of products. Xircom counter-claimed for a declaratory judgment that the asserted claims of the patents-in-suit were invalid and/or not infringed. On July 19, 2002 the Honorable Tena Campbell granted 3Com’s motion for a preliminary injunction on the 6,146,209 patent prohibiting Xircom from manufacturing, using, selling, offering to sell within the United States or importing into the United States 26 RealPort and RealPort2 products as identified in the Court’s order pending the final outcome of the lawsuit. Xircom appealed this ruling to the Court of Appeals for the Federal Circuit. In the second quarter of fiscal 2003, 3Com and Xircom announced the settlement of all litigation between them. Under the terms of the settlement, 3Com received $15.0 million for a paid-up technology license, which was recorded as royalty revenue as it related to past usage and rights to future usage of 3Com’s

Notes to Consolidated Financial Statements (Continued)

Note 22:    Litigation (Continued)

technology, with no future deliverables by 3Com; a consent judgment acknowledging the validity of 3Com patents and infringement by Xircom products, including RealPort and RealPort2, has been entered; cross licensing of the patents in suit has been agreed upon; and the Xircom lawsuit against 3Com has been dismissed with prejudice. Costs relating to such litigation were expensed as incurred in general and administrative expenses. 3Com, Xircom and Intel Corporation, Xircom’s parent company, have also agreed upon a two-year limited covenant not to sue each other with respect to any patent infringement claims.

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

On August 14, 2001, 3Com filed suit against Broadcom in California Superior Court, captioned 3Com Corporation v. Broadcom Corporation, CV800685, seeking to recover from Broadcom, pursuant to a promissory note, the principal amount of $21.1 million together with interest thereon and attorney fees. On January 8, 2002, Broadcom filed its answer denying that any sums are due and asserting numerous affirmative defenses. In the second quarter of fiscal 2003, 3Com and Broadcom settled this suit. Under the terms of the settlement agreement, Broadcom will pay 3Com $22.0 million dollars, representing principal and a portion of prior periods’ accrued interest, plus additional interest as it accrues during the repayment period. Broadcom is required to make five quarterly

Notes to Consolidated Financial Statements (Continued)

Note 22:    Litigation

installments, beginning in November 2002, of $4.4 million, plus additional accrued interest, and as of May 30, 2003, Broadcom was current in its payment of installments to satisfy its obligation. Broadcom also agreed to entry of a stipulated judgment in 3Com’s favor for $22.0 million, plus interest. 3Com agreed to extend the terms of the warrant held by Broadcom to purchase 7.1 million shares of 3Com common stock for an additional 12 months to December 4, 2003.

On March 4, 2003, 3Com filed suit against PCTEL, Inc., (PCTEL) in the United States District Court for the Northern District of Illinois, Civil Action Number 03C 1582 alleging infringement of United States Patents Numbered 5,872,836, 5,646,983, 5,724,413, 6,097,794, 6,696,660, 5,532,898 and 5,777,836. On March 5, 2003, PCTEL filed suit against 3Com in the United States District Court for the Northern District of California, Civil Action Number C 03 0982 alleging infringement of United States Patent Number 4,841,561 entitled “Operating default group selectable data communication equipment” and further seeking a declaration that PCTEL does not infringe 3Com Patents Numbered 5,872,836, 5,646,983, 5,724,413, 6,097,794, 6,696,660, 5,532,898 and 5,777,836, and that such patents are void and invalid. On May 30, 2003 PCTEL filed suit against 3Com in the Superior Court of the State of California in and for the County of Santa Clara, CV 817522, alleging violations of California unfair competition laws.

On September 25, 2000 Northrop Grumman Corporation (Northrop) filed suit in the United States District Court for the Eastern District of Texas, Civil Action No. 1:00CV-652, against Intel Corporation, 3Com Corporation, Xircom, Inc., D-Link Systems, Inc. and The Linksys Group, Inc. alleging infringement of United States Patent Number 4,453,229 which was issued in 1982. Based on the trial court’s claim construction after a Markman Hearing on June 8, 2001, and briefing by the parties, the trial court entered a judgment of noninfringement in favor of defendants 3Com and Linksys Group, Inc. from which Northrop appealed. On March 31, 2003, the United States Court of Appeals for the Federal Circuit issued its ruling reversing the order of the trial court and remanding the case back to the trial court for further proceedings where the case is now pending.

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

In October 1998, a securities class action lawsuit, captioned Adler v. 3Com Corporation, et al., Civil Action No. CV777368 (Adler), was filed against 3Com and certain of its officers and directors in the California Superior Court, Santa Clara County, asserting the same class period and factual allegations as the Reiver action. The complaint alleged violations of Sections 25400 and 25500 of the California Corporations Code and sought unspecified damages. The parties agreed to stay this case to allow the Reiver case to proceed. Along with Reiver, this case was settled in October 2000. As part of the settlement, the plaintiffs agreed to dismiss this action with prejudice. The settlement amount was $259.0 million, of which $9.0 million was recovered from insurance. Accordingly, 3Com recorded a litigation charge of $250.0 million in fiscal 2001.

Note 23:    Subsequent Event

On July 28, 2003, 3Com sold its 511,000 square foot office and research and development facility in Rolling Meadows. Net proceeds for the sale were $35.8 million, resulting in an expected loss on the sale of approximately $0.8 million, which will be recorded in restructuring charges in the first quarter of fiscal 2004. As part of the terms of the transaction, 3Com will lease back approximately 43,000 square feet of space at prevailing market rates. This property was not classified as held for sale as of May 30, 2003 due to the Company’s intention to lease back a portion of the facility.

Notes to Consolidated Financial Statements (Continued)

Quarterly Results of Operations (Unaudited)

The table below has been restated to account for CommWorks as a discontinued operation.

	Fiscal 2003 Quarters Ended				Fiscal 2002 Quarters Ended
	May 30, 2003	Feb 28, 2003 (Restated)	Nov. 29, 2002 (Restated)	Aug. 30, 2002 (Restated)	May 31, 2002 (Restated)	March 1, 2002 (Restated)	Nov. 30, 2001 (Restated)	Aug. 31, 2001 (Restated)
	(In thousands, except per share data)
Sales	$175,000	$216,503	$272,186	$269,177	$294,798	$304,189	$329,748	$330,234
Gross margin	63,400	96,038	137,620	124,668	122,194	105,587	100,608	38,867
Gross margin %	36.2%	44.4%	50.6%	46.3%	41.5%	34.7%	30.5%	11.8%
Operating loss	(107,371)	(69,773)	(36,602)	(10,896)	(9,531)	(130,778)	(69,451)	(203,456)
Income (loss) from continuing operations before cumulative effect of accounting change	(98,204)	(71,953)	(43,495)	(16,441)	4,683	(192,840)	(74,285)	(191,210)
Income (loss) from continuing operations before cumulative effect of accounting change %	(56.1)%	(33.2)%	(16.0)%	(6.1)%	1.6%	(63.4)%	(22.5)%	(57.9)%
Discontinued operations	59,786	(7,289)	(25,018)	(35,693)	(28,441)	(43,294)	(29,389)	(41,174)
Discontinued operations %	34.2%	(3.4)%	(9.2)%	(13.3)%	(9.6)%	(14.2)%	(8.9)%	(12.5)%
Basic and diluted income (loss) per share — continuing operations (1)	$(0.27)	$(0.20)	$(0.12)	$(0.05)	$0.01	$(0.55)	$(0.21)	$(0.56)
Basic and diluted income (loss) per share — discontinued operations	$0.16	$(0.02)	$(0.07)	$(0.09)	$(0.08)	$(0.12)	$(0.09)	$(0.11)

(1)	For all periods presented except the fourth quarter of fiscal 2002, basic and diluted loss per share were the same. In the fourth quarter of fiscal 2002, shares used for computing basic and diluted earnings per-share were 355,345 shares and 361,904 shares, respectively. Both the basic and diluted earnings per share computation resulted in $0.01.

The eight-point sequential decrease in gross margin in the fourth quarter of fiscal 2003 was due to pricing, promotional activity and change in product mix, primarily on the Enterprise Networking product portfolio, which accounted for approximately five points of decline, partially offset by a one point improvement from component cost reductions. The remaining decline was primarily due to relatively fixed costs being spread over a lower revenue base and excess capacity in 3Com’s Ireland manufacturing facility.

The sequential improvement in gross margin in the fourth quarter of fiscal 2002 was due to new products, improved product mix, net royalty income, and approximately $7.0 million of margin benefit relating to the Connectivity segment, primarily relating to sales of inventory written off in the first quarter of fiscal 2002.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.    Controls and Procedures

a.	We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fourth fiscal quarter pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to 3Com (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

Our review of our internal controls was made within the context of the relevant professional auditing standards defining “internal controls,” “reportable conditions,” and “material weaknesses.” “Internal controls” are processes designed to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States. “Significant deficiencies” are referred to as “reportable conditions,” or control issues that could have a significant adverse effect on our ability to properly authorize transactions, safeguard our assets, or record, process, summarize or report financial data in the consolidated financial statements. A “material weakness” is a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the consolidated financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. As part of our internal controls procedures, we also address other, less significant control matters that we identify, and we determine what revision or improvement to make, if any, in accordance with our on-going procedures.

b.	There have been no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    Directors and Executive Officers of 3Com Corporation

The information required by Item 10 of this Annual Report on Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned “Election of Directors” in 3Com’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held September 23, 2003 (the Proxy Statement), a copy of which will be filed with the Securities and Exchange Commission before the meeting date. For information with respect to the executive officers of 3Com, see “Executive Officers of 3Com Corporation” included in Part I of this report.

ITEM 11.    Executive Compensation

The information required by Item 11 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the section captioned “Executive Compensation and Other Matters” in the Proxy Statement.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the section captioned “General Information” in the Proxy Statement.

ITEM 13.    Certain Relationships and Related Transactions

The information required by Item 13 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the section captioned “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

ITEM 14.    Principal Accountant Fees and Services

Pursuant to SEC Release No. 33-8183 (as corrected by Release No. 33-8183A), the disclosure requirements of this Item are not effective until the Annual Report on Form 10-K for the first fiscal year ending after December 15, 2003.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) (1)	Financial Statements — See Index to Consolidated Financial Statements and Financial Statement Schedule at page 44 of this Form 10-K.

(2)	Financial Statement Schedule — See Index to Consolidated Financial Statements and Financial Statement Schedule at page 44 of this Form 10-K.

(3)	Exhibits — See Exhibit Index at page 83 of this Form 10-K.

(b)	Reports on Form 8-K. 3Com filed the following reports on Form 8-K during the 3 months ended May 30, 2003;

Date of Report	Item(s)	Description
March 10, 2003	5,7	3Com updated revenue guidance for its fiscal third quarter ended February 28, 2003 and included the press release relating thereto.
March 20, 2003	5,7
3Com announced financial results for its fiscal third quarter ended February 28, 2003 and included the press release relating thereto. 3Com also announced an agreement to form a joint venture with Huawei Technologies Limited and included the press release relating thereto.

(c)	See Exhibit Index at page 83 of this Form 10-K.

(d)	See Index to Consolidated Financial Statements and Financial Statement Schedule at page 44 of this Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999, as amended (6)
2.2	General Assignment and Assumption Agreement between the Registrant and Palm, Inc., as amended (6)
2.3	Master Technology Ownership and License Agreement between the Registrant and Palm, Inc. (6)
2.4	Master Patent Ownership and License Agreement between the Registrant and Palm, Inc. (6)
2.5	Master Trademark Ownership and License Agreement between the Registrant and Palm, Inc. (6)
2.6	Employee Matters Agreement between the Registrant and Palm, Inc. (6)
2.7	Tax Sharing Agreement between the Registrant and Palm, Inc. (6)
2.8	Master Transitional Services Agreement between the Registrant and Palm, Inc. (6)
2.9	Real Estate Matters Agreement between the Registrant and Palm, Inc. (6)
2.10	Master Confidential Disclosure Agreement between the Registrant and Palm, Inc. (6)
2.11	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc. (6)
3.1	Certificate of Incorporation (4)
3.2	Certificate of Correction filed to Correct a Certain Error in the Certificate of Incorporation (4)
3.3	Certificate of Merger (4)
3.4	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger (5)
3.5	Registrant’s Bylaws, as amended on August 7, 2001 (11)
3.6	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock (9)
4.1	Amended and Restated Rights Agreement dated December 31, 1994 (2)
4.2	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002 (12)
10.1	3Com Corporation 1983 Stock Option Plan, as amended and restated effective September 30, 2001 (10)*
10.2	Amended and Restated Incentive Stock Option Plan (1)*
10.3	3Com Corporation 1984 Employee Stock Purchase Plan, as amended and restated as of July 15, 2003, filed herewith*
10.4	3Com Corporation Director Stock Option Plan, as amended (10)*
10.5	3Com Corporation Restricted Stock Plan, as amended July 1, 2001 (11)*
10.6	3Com Corporation 1994 Stock Option Plan, as amended and restated effective April 30, 2002 (11)*
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

10.12	Security Agreement dated as of November 28, 2001, between the Registrant and Bank of America, N.A., in its capacity as Agent for Lenders (10)
10.14	Continuing Guaranty dated as of November 28, 2001, made by the Registrant in favor of the Lenders and Bank of America, N.A., as Agent for the Lenders (10)
10.15	Intercompany Subordination Agreement dated as of November 28, 2001, made among the Registrant and Bank of America, N.A., as Agent for itself and the Lenders (10)

Exhibit Number	Description
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

10.18
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

10.20	Amendment Number One to Security Agreement dated July 25, 2002, between the Registrant and Bank of America, N.A., as Administrative Agent (13)
10.21	Warrant to Purchase Common Stock, dated December 4, 2000, between the Registrant and Broadcom Corporation (13)
10.22	Amendment Number One to Warrant, dated November 1, 2002, between the Registrant and Broadcom Corporation (13)
10.23	Form of Indemnity Agreement between the Registrant and its officers and directors (14)
10.24	3Com Europe Limited Debt Forgiveness and Bonus Agreement dated April 12, 1999 between 3Com Europe Limited and John McClelland (14)*
10.25	3Com Europe Limited Promissory Note dated April 12, 1999 executed by John McClelland in favor of 3Com Europe Limited (14)*
10.26	Form of Management Retention Agreement, effective as of December 16, 2002, for Bruce Claflin (15)*
10.27	Form of Management Retention Agreement, effective as of December 16, 2002, for Dennis Connors (15)*
10.28	Form of Management Retention Agreement, effective as of December 16, 2002, for Mark Slaven (15)*
10.29	Schedule of Additional Management Retention Agreements, effective as of December 16, 2002, for attached list of parties (15)*
21.1	Subsidiaries of Registrant, filed herewith
23.1	Consent of Deloitte & Touche LLP, filed herewith
31.1	Certification of Principal Executive Officer, filed herewith
31.2	Certification of Principal Financial Officer, filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

*	Indicates a management contract or compensatory plan.

(1)	Incorporated by reference to the corresponding exhibit to Registrant’s Registration Statement on Form S-4 filed on August 31, 1987 (File No. 33-16850)

(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant’s Form 10-Q filed on January 17, 1995 (File No. 000-12867)

(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant’s Registration Statement on Form S-4 filed on March 17, 1997 (File No. 333-23465)

(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant’s Form 10-Q filed on October 14, 1997 (File No. 000-12867)

(5)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant’s Form 10-Q filed on October 8, 1999 (File No. 002-92053)

(6)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant’s Form 10-Q filed on April 4, 2000 (File No. 002-92053)

(7)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant’s Form 10-Q filed on January 16, 2001 (File No. 333-34726)

(8)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant’s Form 10-K filed on August 8, 2001 (File No. 000-12867)

(9)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant’s Form 10-Q filed on October 11, 2001 (File No. 000-12867)

(10)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant’s Form 10-Q filed on January 11, 2002 (File No. 000-12867)

(11)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant’s Form 10-K filed on August 2, 2002 (File No. 000-12867)

(12)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant’s Form 8-A/A filed on November 27, 2002 (File No. 000-12867)

(13)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant’s Form 10-Q filed on January 7, 2003 (File No. 000-12867)

(14)	Incorporated by reference to the corresponding exhibit to Registrant’s Registration Statement on Form S-3/A filed on April 9, 2003 (File No. 333-102591)

(15)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant’s Form 10-Q filed on April 10, 2003 (File No. 000-12867)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of August, 2003.

3COM CORPORATION
(Registrant)

By	/s/ BRUCE L. CLAFLIN Bruce L. Claflin President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of August, 2003.

Signature	Title

/s/ BRUCE L. CLAFLIN (Bruce L. Claflin)	President and Chief Executive Officer (Principal Executive Officer)

/s/ MARK SLAVEN (Mark Slaven)	Executive Vice President, Finance, and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ ERIC A. BENHAMOU (Eric A. Benhamou)	Chairman of the Board

/s/ FRED D. ANDERSON (Fred D. Anderson)	Director

/s/ GARY T. DICAMILLO (Gary T. DiCamillo)	Director

/s/ JAMES R. LONG (James R. Long)	Director

/s/ RAJ REDDY (Raj Reddy)	Director

/s/ PAUL G. YOVOVICH (Paul G. Yovovich)	Director

SCHEDULE II

3Com Corporation
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended June 1, 2001, May 31, 2002, and May 30, 2003
(In thousands)

Description	Balance at beginning of period	Additions charged to costs and expenses	Other		Deductions		Balance at end of period
Year ended June 1, 2001:
Allowance for doubtful accounts	$76,468	$(12,387)	$—		$16,772	(1)	$47,309
Product return reserve	64,662	121,173	—		156,702		29,133
Accrued product warranty	86,437	52,021	—		84,887		53,571
Restructuring reserves:
Facilities reserve	8,300	(5,205)	—		3,095		—
Severance and outplacement costs	34,212	81,802	—		75,751		40,263
Other restructuring costs	5,673	18,031	—		21,922		1,782
Acquisition-related reserves:
Chipcom	1,339	(147)	—		354		838
U.S. Robotics
Facilities reserve	246	(246)	—		—		—
Year ended May 31, 2002:
Allowance for doubtful accounts	$47,309	$(7,037)	$—		$6,397	(1)	$33,875
Product return reserve	29,133	58,230	—		78,030		9,333
Accrued product warranty	53,571	61,810	—		62,092		53,289
Restructuring reserves:
Facilities reserve	—	93,897	—		88,543		5,354
Severance and outplacement costs	40,263	52,828	—		88,138		4,953
Other restructuring costs	1,782	7,101	—		5,436		3,447
Acquisition-related reserves:
Chipcom	838	—	—		623		215
Year ended May 30, 2003:
Allowance for doubtful accounts	$33,875	$(8,403)	$—		$3,149	(1)	$22,323
Product return reserve	9,333	40,439	—		43,964		5,808
Accrued product warranty	53,289	37,695	(4,072	)(2)	42,137		44,775
Restructuring reserves:
Facilities reserve	5,354	157,581	—		154,214		8,721
Severance and outplacement costs	4,953	20,194	—		20,630		4,517
Other restructuring costs	3,447	475	—		2,691		1,231
Acquisition-related reserves:
Chipcom	215	—	—		112		103

(1)  Accounts written off — net of recoveries.

(2)  Represents net change related to discontinued operations