Form 10-Q
period 2003-08-29
3COM CORP
filed 2003-10-10
CIK 738076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 29, 2003

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-12867

3Com Corporation

(Exact name of registrant as specified in its charter)

Delaware	94-2605794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Campus Drive Marlborough, Massachusetts	01752
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (508) 323-5000

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

As of September 26, 2003, 372,999,106 shares of the registrant’s Common Stock were outstanding.

This report contains a total of 42 pages of which this page is number 1.

3Com Corporation

3Com is a registered trademark of 3Com Corporation or its subsidiaries.  XRN is a trademark of 3Com Corporation or its subsidiaries. CommWorks is a registered trademark of UTStarcom, Inc. Palm is a trademark of Palm, Inc.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

3Com Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
(In thousands, except per share data)	August 29, 2003	August 30, 2002

Sales	$161,879	$269,177

Cost of sales	111,935	144,509

Gross margin	49,944	124,668

Operating expenses:
Sales and marketing	62,607	56,687
Research and development	26,927	31,477
General and administrative	24,139	24,711
Amortization and write down of intangibles	3,387	1,950
Restructuring charges	48,624	19,587
Loss on land and facilities, net	—	1,152
Total operating expenses	165,684	135,564

Operating loss	(115,740)	(10,896)
Gains (losses) on investments, net	58	(11,465)
Interest and other income, net	3,944	9,597

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(111,738)	(12,764)
Income tax provision (benefit)	(6,035)	3,677

Loss from continuing operations before cumulative effect of change in accounting principle	(105,703)	(16,441)
Discontinued operations, net of taxes	(291)	(35,693)

Loss before cumulative effect of change in accounting principle	(105,994)	(52,134)
Cumulative effect of change in accounting principle	—	(45,447)

Net loss	$(105,994)	$(97,581)

Basic and diluted net loss per share:
Continuing operations	$(0.29)	$(0.05)
Discontinued operations	—	(0.09)
Cumulative effect of change in accounting principle	—	(0.13)
	$(0.29)	$(0.27)

Shares used in computing net loss per share amounts (basic and diluted):	367,879	357,437

See notes to condensed consolidated financial statements.

3Com Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value)	August 29, 2003	May 30, 2003

ASSETS
Current assets:
Cash and equivalents	$552,397	$515,848
Short-term investments	932,021	968,740
Accounts receivable, net	83,609	90,290
Inventories	26,232	27,068
Other current assets	49,576	51,234
Total current assets	1,643,835	1,653,180

Property and equipment, net	192,202	248,790
Property and equipment held for sale	80,749	101,283
Deposits and other assets	44,676	43,962
Deferred income taxes	2,094	2,211
Intangible assets, net	8,648	12,035
Goodwill	899	899

Total assets	$1,973,103	$2,062,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$96,180	$105,583
Accrued liabilities and other	246,364	233,239
Current portion of debt	173	346
Total current liabilities	342,717	339,168

Other long-term obligations	4,902	4,595

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 990,000 shares authorized; shares issued: 370,446 and 367,796, respectively

2,149,636

2,138,016

Notes receivable from sale of warrants	(4,210)	(8,421)
Unamortized stock-based compensation

(3,418

)

(1,474

)

Retained deficit	(511,975)	(405,981)
Accumulated other comprehensive loss	(4,549)	(3,543)
Total stockholders’ equity	1,625,484	1,718,597

Total liabilities and stockholders’ equity	$1,973,103	$2,062,360

See notes to condensed consolidated financial statements.

3Com Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
(In thousands)	August 29, 2003	August 30, 2002

Cash flows from operating activities:
Loss from continuing operations, including cumulative effect of change in accounting principle	$(105,703)	$(61,888)
Adjustments to reconcile loss from continuing operations, including cumulative effect of change in accounting principle, to cash provided by (used in) operating activities:
Loss from discontinued operations	(291)	(35,693)
Depreciation and amortization	26,637	32,189
Write down of intangibles, including cumulative effect of change in accounting principle	1,905	65,601
Loss on property and equipment	24,291	9,015
(Gains) losses on investments, net	(58)	11,465
Deferred income taxes	310	(325)
Stock-based expense	298	1,586
Changes in current assets and liabilities:
Accounts receivable	6,681	8,908
Inventories	(836)	10,955
Other assets	2,002	19,860
Accounts payable	(9,403)	(24,027)
Accrued liabilities and other	17,295	(24,641)
Income taxes payable	(4,170)	8,917

Net cash provided by (used in) operating activities	(41,042)	21,922

Cash flows from investing activities:
Purchase of investments	(226,854)	(484,595)
Proceeds from maturities and sales of investments	257,986	220,799
Purchase of property and equipment	(4,207)	(4,862)
Proceeds from sale of property and equipment	37,233	18,743

Net cash provided by (used in) investing activities	64,158	(249,915)

Cash flows from financing activities:
Issuance of common stock	9,378	1,562
Collection of note receivable issued for warrants	4,211	—
Repayments of long-term borrowings	(173)	(15,018)
Net repayments on line of credit	—	(20,000)
Other, net	—	14

Net cash provided by (used in) financing activities	13,416	(33,442)

Effect of currency translation	17	850

Increase (decrease) in cash and equivalents	36,549	(260,585)
Cash and equivalents, beginning of period	515,848	679,055

Cash and equivalents, end of period	$552,397	$418,470

See notes to condensed consolidated financial statements.

3Com Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.             Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by 3Com Corporation (3Com or the Company), pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of 3Com’s financial position as of August 29, 2003, and its results of operations and cash flows for the three months ended August 29, 2003 and August 30, 2002.

On May 23, 2003, 3Com completed the sale of its CommWorks division and transferred selected assets and liabilities to UTStarcom, Inc.  Accordingly, the financial information included herein for the first quarter of fiscal 2003 has been restated to reflect CommWorks’ results of operations as a discontinued operation.

3Com uses a 52 or 53-week fiscal year ending on the Friday nearest to May 31. The results of operations for the three months ended August 29, 2003 may not be indicative of the results to be expected for the fiscal year ending May 28, 2004.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in 3Com’s Annual Report on Form 10-K for the fiscal year ended May 30, 2003.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 will not have a material effect on 3Com’s results of operations or financial position.

2.             Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation,” 3Com has elected to follow Accounting Principles Board (APB) Opinion 25 and related Interpretations in accounting for stock-based awards to employees.  Under APB Opinion 25, 3Com generally recognizes no compensation expense with respect to such stock option awards.

Pro forma information regarding net income and earnings per share is required by SFAS 123. This information is required to be determined as if 3Com had accounted for its stock-based awards to employees (including employee stock options and shares issued under the Employee Stock Purchase Plan) under the fair value method of that Statement.

As of August 29, 2003, and August 30, 2002, the expected lives of options under the Employee Stock Option Plan were estimated at approximately two years after the vesting date for directors and approximately one and a half years after the vesting date for non-directors. The fair value of stock options granted during the first quarter of fiscal 2004 and 2003 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 2.6%, volatility of 67.0%, and a dividend yield of 0.0%. The weighted average estimated fair value of employee stock options granted during the first quarter of fiscal 2004 and 2003 was $2.66 and $2.32 per share, respectively.

During the first quarter of both fiscal 2004 and 2003, there were no shares issued under the Employee Stock Purchase Plan. As of May 30, 2003, the expected life of awards issued under the Employee Stock Purchase Plan was estimated at six months. The fair value of awards issued during fiscal 2003 has been estimated as of the date of issuance using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 1.4%, volatility of 49.0%, and a dividend yield of 0.0%.  The weighted average estimated fair value of awards issued during fiscal 2003 was $1.66 per share.

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

The following table illustrates the effect on net loss and net loss per share if 3Com had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized over the applicable vesting periods.  Pro forma information follows (in thousands, except per share amounts):

	Three Months Ended
	August 29, 2003	August 30, 2002

Net loss as reported	$(105,994)	$(97,581)

Add stock-based compensation included in reported net loss	298	1,586
Deduct total stock-based compensation determined under fair value-based method	(5,277)	(15,479)
Pro forma net loss	$(110,973)	$(111,474)

Loss per share:
As reported—basic and diluted	$(0.29)	$(0.27)
Pro forma—basic and diluted	(0.30)	(0.31)

3.             Restructuring Charges

In fiscal 2001, 3Com began the restructuring of its business to enhance the focus and cost effectiveness of its business units in serving their respective markets. 3Com took several actions: it implemented a reduction in workforce and other actions aimed at reducing costs and expenses; it exited product lines; it outsourced the manufacturing of certain high volume server, desktop and mobile connectivity products in a contract manufacturing arrangement; and it consolidated its real estate portfolio and made plans to sell some of its facilities as part of this restructuring effort. These efforts continued through fiscal 2002.

As a result of a continuing decline in revenues, 3Com took additional actions in fiscal 2003. The Company announced the integration of the support infrastructure of two of its business units to leverage a common infrastructure in order to drive additional cost out of the business. Additionally, 3Com entered into an agreement to outsource certain information technology (IT) functions, and continued to consolidate its real estate portfolio.

In response to further revenue declines and continuing net losses, 3Com took additional measures to reduce costs in fiscal 2004. These actions included a reduction of its workforce, aimed particularly at reducing general and administrative expenses. 3Com also decided to outsource its remaining manufacturing operations, and continued its efforts to consolidate its real estate portfolio.

Accrued liabilities associated with restructuring charges are classified as current, as 3Com intends to satisfy such liabilities in cash in the current year, and are included in the caption “accrued liabilities and other” in the accompanying condensed consolidated balance sheets.

Fiscal 2004 Actions

The following table provides a summary of the components of accrued restructuring charges related to the restructuring actions initiated in the first quarter of fiscal 2004, together with changes in the accrued amounts during the first quarter of fiscal 2004 and the ending balances as of August 29, 2003 (in thousands):

	Employee Separation Expenses	Facilities- related Charges	Other Restructuring Costs	Total
Balance at May 30, 2003	$—	$—	$—	$—
Provision	8,266	34,952	5,200	48,418
Deductions and asset write downs	(4,278)	(34,952)	(10)	(39,240)

Balance at August 29, 2003	$3,988	$—	$5,190	$9,178

Employee separation expenses include severance pay, outplacement services, medical and other related benefits.  The reduction in workforce affected employees mainly in the general and administrative, sales and marketing, and supply chain functions. The total reduction in workforce since the inception of this restructuring initiative through August 29, 2003 includes approximately 200 employees who have been separated or were in the separation process. There were approximately 40 additional employees who have been notified but have not yet worked their last day. Since the inception of this restructuring initiative in fiscal 2004, $4.3 million of separation payments have been made through August 29, 2003.

Facilities-related charges include write downs and accelerated depreciation of properties, including properties that were classified as held for sale prior to fiscal 2004. In the first quarter of fiscal 2004, 3Com recorded $35.0 million in facilities-related charges, including $17.5 million for an impairment and accelerated depreciation of its Dublin, Ireland manufacturing facility, an $11.2 million write down of a Santa Clara, California facility, $5.5 million of accelerated depreciation of an additional Santa Clara facility due to 3Com’s plan to vacate the facility and move to a smaller Santa Clara facility already owned by the Company, and a loss of $1.1 million related to the sale of its Rolling Meadows, Illinois facility in the first quarter of fiscal 2004. These charges were offset by credits of $0.3 million related to fair value adjustments of properties classified as held for sale prior to fiscal 2004.

Other restructuring costs relate mainly to estimated obligations associated with the outsourcing of its manufacturing operations in Dublin.

Fiscal 2003 Actions

The following table provides a summary of the components of accrued restructuring charges related to the restructuring actions initiated in fiscal 2003, together with changes in the accrued amounts during the first quarter of fiscal 2004 and the ending balances as of August 29, 2003 (in thousands):

	Employee Separation Expenses	Facilities- related Charges	Total
Balance at May 30, 2003	$4,517	$2,341	$6,858
Provision (benefit)	(803)	170	(633)
Deductions	(987)	(268)	(1,255)

Balance at August 29, 2003	$2,727	$2,243	$4,970

The net benefit recorded in the first quarter of fiscal 2004 for employee separation expenses related to revisions of previous estimates of employee separation expenses.  The reduction in workforce affected employees in the corporate services, product development, sales, customer support and administrative functions. The total reduction in workforce since the inception of this restructuring initiative through August 29, 2003 included approximately 400 employees who had been separated. Since the inception of this restructuring initiative, $17.0 million of separation payments have been made through August 29, 2003.

Facilities-related charges in the first quarter of fiscal 2004 relating to restructuring actions initiated in fiscal 2003 were the result of revisions in estimates of lease termination costs.

Fiscal 2001 and Fiscal 2002 Actions

The following table provides a summary of the components of accrued restructuring charges related to the restructuring actions initiated in fiscal 2001 and fiscal 2002, together with changes in the accrued amounts during the first quarter of fiscal 2004 and the ending balances as of August 29, 2003 (in thousands):

	Facilities- related Charges	Other Restructuring Costs	Total
Balance at May 30, 2003	$6,380	$1,231	$7,611
Provision	824	15	839
Deductions	(1,365)	(676)	(2,041)

Balance at August 29, 2003	$5,839	$570	$6,409

Additional facilities-related charges were the result of changes in estimates associated with various lease terminations. Other restructuring costs included payments to suppliers and contract breakage fees.

4.             Comprehensive Loss

The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended
	August 29, 2003	August 30, 2002

Net loss	$(105,994)	$(97,581)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	(1,023)	(388)
Change in accumulated translation adjustments	17	1,376
Total comprehensive loss	$(107,000)	$(96,593)

5.                                       Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	August 29, 2003	August 30, 2002

Loss from continuing operations	$(105,703)	$(16,441)
Loss from discontinued operations	(291)	(35,693)
Cumulative effect of change in accounting principle	—	(45,447)
Net loss	$(105,994)	$(97,581)

Weighted average shares-Basic	367,879	357,437
Effect of dilutive securities:
Employee stock options	—	—
Restricted stock	—	—
Weighted average shares-Diluted	367,879	357,437

Basic and diluted loss per share:
Continuing operations	$(0.29)	$(0.05)
Discontinued operations	—	(0.09)
Cumulative effect of change in accounting principle	—	(0.13)
Net loss	$(0.29)	$(0.27)

Common stock equivalents, including employee stock options and restricted stock, totaling 2.6 million and 3.2 million shares were not included in the diluted weighted average shares calculation for the three months ended August 29, 2003 and August 30, 2002, respectively, because the effects of these securities were antidilutive.

6.                                       Inventories

Inventories consist of (in thousands):

	August 29, 2003	May 30, 2003

Finished goods	$17,434	$15,891
Work-in-process	3,085	3,228
Raw materials	5,713	7,949

Total inventory	$26,232	$27,068

7.             Property and Equipment

In July 2003, 3Com completed the sale of its 511,000 square foot office and research and development facility in Rolling Meadows. Net proceeds from the sale were $35.8 million, resulting in a loss on the sale of $1.1 million that was recorded in restructuring charges in the first quarter of fiscal 2004.  As part of the terms of the transaction, 3Com is leasing back approximately 43,000 square feet of space at prevailing market rates. This property was not classified as held for sale as of May 30, 2003 due to the Company’s intention to lease back a portion of the facility.

As a result of 3Com’s workforce reductions and relocation of its headquarters from Santa Clara to Marlborough, Massachusetts during fiscal 2004, the Company has excess office space in several buildings it owns in Santa Clara.  During the first quarter of fiscal 2004, 3Com decided to consolidate its office space and relocate from its current locations into a smaller, vacant facility that was classified as held for sale as of May 30, 2003, and had a carrying value of $10.1 million. Due to this decision, 3Com reclassified this previously held-for-sale facility as held for use. No impairment charge was recorded as a result of this reclassification because the carrying value of the facility, which reflected fair value, was less than what the net book value would have been had depreciation continued on the facility during the period it was classified as held for sale.

8.             Intangible Assets, Net

Intangible assets, net, consist of (in thousands):

	August 29, 2003	May 30, 2003

Developed and core technology, gross	$37,138	$42,574
Accumulated amortization	(28,513)	(30,619)
Net developed and core technology	8,625	11,955

Customer relationships, gross	420	476
Accumulated amortization	(397)	(396)
Net customer relationships	23	80

Total net intangible assets	$8,648	$12,035

In the first quarter of fiscal 2004, 3Com recorded an impairment of intangible assets, consisting mainly of developed and core technology, associated with its acquisition of the Gigabit Ethernet network interface card business of Alteon Websystems in fiscal 2001. 3Com determined the amount of the impairment by comparing the carrying value of the intangible assets against the fair value, which was estimated as the present value of expected future net cash flows discounted at a rate of ten percent per year. The impairment resulted from reduced revenue and gross margin projections as compared to the initial projections at the time of the acquisition, due to the earlier-than-expected end of life of an acquisition-related product. As a result of the impairment analysis, 3Com recorded a write down of $1.9 million, which is included in the caption “amortization and write down of intangibles” in the condensed consolidated statements of operations.

Based on the carrying value of 3Com’s intangible assets as of August 29, 2003, amortization expense is expected to be $3.2 million for fiscal 2004, $3.5 million for fiscal 2005, and $1.9 million for fiscal 2006.

9.             Accrued Warranty and Other Guarantees

Products are sold with varying lengths of warranty ranging from 90 days to the lifetime of the products.   Allowances for estimated warranty costs are recorded in the period of sale, based on an assessment of the products sold with a warranty and historical experience related to actual warranty costs incurred. Also, on an ongoing basis, 3Com assesses the adequacy of its allowances related to warranty obligations recorded in previous periods and may adjust the balances to reflect actual experience or changes in future expectations.

The following table summarizes the activity in the allowance for estimated warranty costs for the three months ended August 29, 2003 (in thousands):

Accrued warranty, May 30, 2003	$44,775
Cost of warranty claims	(8,495)
Accruals for warranties issued during the period	8,881
Adjustments to preexisting warranties	130

Accrued warranty, August 29, 2003	$45,291

In prior years, 3Com entered into several agreements whereby it had sold product to resellers who had, in turn, sold the product to others, and 3Com has guaranteed the payments of the end users. If all end users under these agreements were to default on their payments, as of August 29, 2003 3Com would be required to pay approximately $7.8 million. As deferred revenue and associated accruals related to such sales approximates the guaranteed amounts and 3Com has the right to recover such products relating to the deferred cost of goods sold in the event of default, any payments resulting from end user defaults would not have a material impact on 3Com’s results of operations.

In connection with the development of its facility in Rolling Meadows, 3Com guaranteed a municipal bond in the amount of $2.5 million for site improvements. 3Com’s obligation pursuant to the guarantee had been accrued as of May 30, 2003. In connection with the completion of the sale of the Rolling Meadows facility in the first quarter of fiscal 2004 as discussed in Note 3, 3Com repaid the $2.5 million municipal bond.

Additional amounts could also be owed for obligations relating to various facilities that 3Com has or is in the process of vacating. As of August 29, 2003, 3Com had recorded provisions totaling $12.1 million related to such liabilities.

10.           Business Segment Information

During fiscal 2003, 3Com reported its continuing operations in three segments. Two of these segments—Enterprise Networking and Connectivity—represented ongoing business lines, and the third segment related to products that were exited prior to fiscal 2003. Effective the first quarter of fiscal 2004, 3Com streamlined its management and operating structure, and merged its previous multiple operating segments into a single, integrated enterprise networking business. As a result, 3Com now presents financial information related to it business on the basis of a single segment.

Presented below are 3Com’s sales by geography (in thousands):

	Three Months Ended
	August 29, 2003	August 30, 2002

Americas	$68,603	$128,147
Europe, Middle East, and Africa	63,819	97,303
Asia Pacific Rim	29,457	43,727
	$161,879	$269,177

11.           Litigation

3Com is a party to lawsuits in the normal course of its business.  Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict.  3Com believes that it has meritorious defenses in each of the cases set forth below in which it is named as a defendant and is vigorously contesting each of these matters.  An unfavorable resolution of one or more of these lawsuits could adversely affect its business, results of operations, or financial condition.  3Com cannot estimate the loss or range of loss that may be reasonably possible for any of the contingencies described and accordingly has not recorded any associated liabilities in its condensed consolidated balance sheets.

On March 4, 2003, 3Com filed suit against PCTEL, Inc., (PCTEL) in the United States District Court for the Northern District of Illinois, Civil Action Number 03C 1582 alleging infringement of United States Patents Numbered 5,872,836, 5,646,983, 5,724,413, 6,097,794, 6,696,660, 5,532,898 and 5,777,836.  On March 5, 2003, PCTEL filed suit against 3Com in the United States District Court for the Northern District of California, Civil Action Number C 03 0982 alleging infringement of United States Patent Number 4,841,561 entitled  “Operating default group selectable data communication equipment” seeking damages and injunctive relief, and further seeking a declaration that PCTEL does not infringe 3Com Patents Numbered 5,872,836, 5,646,983, 5,724,413, 6,097,794, 6,696,660, 5,532,898 and 5,777,836, and that such patents are void and invalid.  The action which 3Com initiated in the District Court for the Northern District of Illinois was transferred to the District Court for the Northern District of California on June 11, 2003 and assigned Civil Action Number C 03 2710. On August 18, 2003, that action was consolidated for certain purposes with the action PCTEL initiated against 3Com in the Northern District of California.

On May 30, 2003, PCTEL filed suit against 3Com in the Superior Court of the State of California in and for the County of Santa Clara, CV  817522, alleging violations of California unfair competition laws seeking damages and injunctive relief.  3Com removed the action to the United States District Court for the Northern District of California on July 3, 2003 and it was assigned Civil Action Number C 03 3124.

In November 2000, a shareholder derivative and class action lawsuit, captioned Shaev v. Claflin, et al., No. CV794039, was filed in California Superior Court. The complaint alleges that 3Com’s directors and officers breached their fiduciary duties to the Company in connection with the adjustment of employee and director stock options in connection with the separation of 3Com and Palm. On May 13, 2003, the Court dismissed the Second Amended Complaint.  The plaintiff has appealed the Court’s decision.

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

On September 25, 2000 Northrop Grumman Corporation (Northrop) filed suit in the United States District Court for the Eastern District of Texas, Civil Action No. 1:00CV-652, against Intel Corporation, 3Com Corporation, Xircom, Inc., D-Link Systems, Inc. and The Linksys Group, Inc. alleging infringement of United States Patent Number 4,453,229 which was issued in 1982.  Based on the trial court’s claim construction after a Markman Hearing on June 8, 2001, and briefing by the parties, the trial court entered a judgment of noninfringement in favor of defendants 3Com and Linksys Group, Inc., from which Northrop appealed.  On March 31, 2003, the United States Court of Appeals for the Federal Circuit issued its ruling reversing the order of the trial court and remanding the case back to the trial court for further proceedings. 3Com and Northrop settled this matter in the first quarter of fiscal 2004.

12.                                 Subsequent Event

On September 23, 2003, 3Com’s stockholders approved the Company’s 2003 Stock Plan (the new plan), which replaced the 1983 Stock Option Plan, the 1994 Stock Option Plan, the Director Plan, and the Restricted Stock Plan (the prior plans) for all stock awards granted subsequent to the approval date. In connection with the approval of the new plan, 3Com cancelled all shares available for issuance under the prior plans, which included approximately 128 million shares at the time of approval; at the same time, 20 million shares were reserved for issuance under the new plan.

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

This quarterly report on Form 10-Q contains forward-looking statements.  These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

•                  Financial position and results of operations, including general and administrative expense targets and effects on income from continuing operations;

•                  Cash position and cash requirements, including the sufficiency of our cash requirements for the next twelve months;

•                  Sales and margins;

•                  Sources, amounts, and concentration of revenue;

•                  Costs and expenses;

•                  Accounting estimates, including treatment of goodwill and intangible assets, doubtful accounts, inventory, restructuring, and warranty, and product returns;

•                  Operations, including international operations, supply chain, quality control, and manufacturing supply, capacity, and facilities, including the anticipated closing of our manufacturing operations;

•                  Products and services (including the exiting of product lines), price of products, product lines, and product and sales channel mix, including the declining sales of our connectivity products;

•                  Relationship with customers, suppliers and strategic partners, including increased reliance on strategic partners;

•                  Acquisition and disposition activity;

•                  Credit facility and ability to raise financial capital;

•                  Real estate arrangements;

•                  Activities of 3Com Ventures, including capital calls by certain venture capital funds;

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

•                  Joint venture with Huawei Technologies, Ltd., including the amount of funding to be provided by 3Com and its commencement of operations;

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

Overview

In the fourth quarter of fiscal 2001, we undertook several broad initiatives aimed at increasing revenue and reducing costs in an attempt to return 3Com to profitability. These initiatives included exiting certain product lines that were not expected to yield a satisfactory return on investment in the near term, and resulted in restructuring charges of $154.9 million in fiscal 2001. Excluding these exited product lines and our CommWorks business that we sold in fiscal 2003, our continuing operations included two business units—Business Connectivity Company (BCC) and Business Networks Company (BNC). These business units operated throughout all of fiscal 2002. During fiscal 2002, we continued to experience declining revenue. As a response to this decline, we undertook additional measures to further reduce costs, including headcount reductions, long term asset retirements, and outsourcing manufacturing operations; these measures led to restructuring charges of $109.0 million in fiscal 2002.

In the first quarter of fiscal 2003, as our revenue and overall financial performance continued to decline, we undertook several additional broad initiatives to achieve further cost savings. The first of these actions included the integration of certain central functions of BCC and BNC in order to achieve cost savings, and restructuring charges resulted from this action. This integration did not substantially change our management and operating structure, however, and we continued to operate on the basis to two separate business units (excluding exited product lines and the CommWorks division as discussed above). In fiscal 2003, our business units were (1) Connectivity, which included the majority of products previously managed under BCC, and (2) Enterprise Networking, which included all of the products previously managed under BNC as well as certain wireless and security offerings that were formerly part of BCC. Other actions pursued in fiscal 2003 were headcount reductions, outsourcing of certain information technology (IT) functions, and continuing efforts to sell excess facilities. All of these actions generated restructuring charges, totaling $184.9 million in fiscal 2003, but also resulted in reductions of ongoing sales and marketing, research and development, and general and administrative expenses for fiscal 2003 as compared to fiscal 2002.

In fiscal 2004, we are taking a number of steps with the objective of restoring 3Com to profitability.  To increase revenues, we are expanding our product portfolio to include more Layer 3-plus and higher end products, a full line of modular switches and routers, and a higher-end Voice-over-Internet Protocol (IP) offering.  We believe that such an expanded product portfolio will allow us to deliver converged voice and data networking solutions not only to our traditional customers but also to larger and multi-site enterprises.  Also, in order to drive sales of these higher end products, we are increasing our direct touch sales, service and support resources, as well as broadening our distribution channels to include partners, such as system integrators and service providers.

Other efforts are focused on reducing expenses. These efforts include creating a simplified business model. Effective for the first quarter of fiscal 2004, we have combined the operations of our former Enterprise Networking and Connectivity business units, and now manage and report our operations as a single, integrated business. The Connectivity products, while still part of our product portfolio, are decreasing as a percentage of total revenue. The products formerly associated with the Enterprise

Networking segment, managed from Marlborough, Massachusetts, are therefore increasing in importance. Our decision that was announced in May 2003 to move headquarters from Santa Clara, California to Marlborough was, in part, due to this trend. We expect that this change in headquarters and relocation of certain management functions will enable us to run the business more effectively and efficiently.

We are also targeting general and administrative expenses to be in the range of $17 million to $18 million per quarter beginning in the second half of fiscal 2004 as compared to $24.1 million for the most recent quarter. In June 2003, we announced our intention to reduce our workforce, most of which will impact general and administrative expenses.  In addition, we are relocating transaction processing to lower cost locations.

In September 2003, we announced an additional reduction of approximately one-third of our workforce. The majority of the employees impacted by this reduction in workforce are involved in manufacturing operations; we plan to discontinue such internal manufacturing operations and outsource them to contract manufacturers during the third quarter of fiscal 2004. Also impacted by this reduction in workforce are certain product development functions that will be moved to lower-cost locations by the end of fiscal 2004.

We have also been making progress regarding the launch of our joint venture with Huawei Technologies, Ltd. that was announced in March 2003, including having obtained some of the required regulatory approvals and having completed the implementation of IT systems.  Operations of the joint venture are expected to begin in the second quarter of fiscal 2004, pending receipt of the remaining required regulatory approvals in China, and we will provide $160 million in cash to the joint venture at the commencement of its operations.

We expect that some of the steps that we are taking will result in ongoing downward pressure on income from continuing operations in the near term.  For example, we are incurring significant charges for severance costs and write downs of excess facilities related to the reductions of workforce and the closing of our manufacturing operations. Also, general and administrative expenses will be affected due to relocation and recruiting costs associated with the relocation of key management positions and functions from Santa Clara to Marlborough.  However, we believe that the steps that we are taking are appropriate at this time and fully consistent with our goals of increasing revenues and restoring profitability over the longer term.

The assumptions underlying our planned actions in fiscal 2004 could prove to be inaccurate.  If current economic conditions deteriorate to an unexpected degree, or if our planned actions are not successful in achieving our goals, there could be additional adverse impacts on our financial position, revenues, profitability or cash flows.  In that case, we might need to modify our strategic focus and restructure our business again to realign our resources and achieve additional cost and expense savings.

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

A significant portion of our sales is to distributors and value-added resellers. Revenue is generally recognized when title and risk of loss pass to the customer, assuming all other revenue recognition criteria have been met. Sales to these customers are recorded net of appropriate allowances, including estimates for product returns, price protection, and excess channel inventory levels.

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

Allowance for doubtful accounts: We continuously monitor payments from our customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When we evaluate the adequacy of our allowances for doubtful accounts, we take into account various factors including our accounts receivable aging, customer credit-worthiness, historical bad debts, and geographic and political risk. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of August 29, 2003, our net accounts receivable balance was $83.6 million.

Inventory:  Inventory is stated at the lower of standard cost, which approximates cost, or net realizable value. Cost is based on a first-in, first-out basis. We review the net realizable value of inventory, both on hand as well as for inventory that we are committed to purchase, in detail on an on-going basis, with consideration given to deterioration, obsolescence, and other factors. If actual market conditions differ from those projected by management and our estimates prove to be inaccurate, additional write downs or adjustments to cost of sales may be required. Additionally, we may realize benefits through cost of sales for sale or disposition of inventory that had been previously written off. As of August 29, 2003, our inventory balance was $26.2 million.

Goodwill and intangible assets:  We review the value of our long-lived assets, including goodwill, in accordance with the applicable accounting guidance for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. During fiscal 2003, we recorded $3.2 million of intangible asset write downs, as well as a $45.4 million write off of goodwill related to continuing operations resulting from the transitional goodwill impairment evaluation under Statement of Financial Accounting Standards (SFAS) 142. We also recorded write downs of $1.9 million of intangible assets in the first quarter of fiscal 2004. As of August 29, 2003, we had $8.6 million of net intangible assets and $0.9 million of goodwill remaining on the balance sheet, which we believe to be realizable based on the estimated future cash flows of the associated products and technology. However, it is possible that the estimates and assumptions used, such as future sales and expense levels, in assessing the carrying value of these assets may need to be reevaluated in the case of continued market deterioration, which could result in further impairment of these assets.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in our condensed consolidated income statements:

	Quarter Ended
	August 29, 2003	August 30, 2002

Sales	100.0%	100.0%
Cost of sales	69.1	53.7
Gross margin	30.9	46.3
Operating expenses:
Sales and marketing	38.7	21.1
Research and development	16.6	11.7
General and administrative	14.9	9.2
Amortization and write down of intangibles	2.1	0.7
Restructuring charges	30.1	7.3
Loss on land and facilities, net	—	0.4
Total operating expenses	102.4	50.4
Operating loss	(71.5)	(4.1)
Gains (losses) on investments, net	0.1	(4.2)
Interest and other income, net	2.4	3.6

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(69.0)	(4.7)
Income tax provision (benefit)	(3.7)	1.4
Loss from continuing operations before cumulative effect of change in accounting principle	(65.3)	(6.1)
Discontinued operations, net of taxes	(0.2)	(13.3)

Loss before cumulative effect of change in accounting principle	(65.5)	(19.4)
Cumulative effect of change in accounting principle	—	(16.9)

Net loss	(65.5)%	(36.3)%

Sales

Sales in the first quarter of fiscal 2004 totaled $161.9 million, a decrease of $107.3 million, or 40 percent, compared to the same quarter one year ago.  Included in this decrease was a reduction in sales that resulted from our concerted efforts to reduce the level of inventory in our distribution channels. We estimate that based on current sales-out rates, the impact on revenue in the first quarter of fiscal 2004 was approximately $13.0 million.

Sales of our enterprise data product lines decreased $60.0 million as compared to the same quarter one year ago. Excluding the channel inventory reduction, this decrease was driven mainly by increased price competition and a shift in mix towards lower priced products. Sales of our desktop, mobile, and server connectivity products decreased $33.4 million. The decrease in sales of connectivity products as compared to the same period one year ago was largely due to lower volumes, which we believe resulted from a shift in technology towards alternative products; overall unit sales decreased approximately 44 percent as compared to the same quarter one year ago. Also reflected in this decrease in sales were declining average selling prices. Sales of our voice products decreased $6.5 million, which was mainly the result of market competition. Sales also declined $5.2 million due to the prior period’s recognition of revenue related to exited products that was deferred as of the end of fiscal 2002.

Subsequent to the first quarter of fiscal 2003, there was no significant revenue recognized associated with sales of such products. Sales of services decreased $2.2 million due to lower maintenance contract renewals.

By Geography. In the first quarter of fiscal 2004, U.S. sales decreased 49 percent and international sales decreased 34 percent compared to the same period one year ago. The rate of decline in our international sales was comparable across all regions, including the Americas, excluding the U.S., EMEA (Europe, Middle East, and Africa), and Asia Pacific Rim. With respect to the product lines discussed above, our connectivity and data products had declines that impacted all regions, but were more pronounced in our domestic market. The declines in sales of our voice and exited products were primarily in the domestic market, and the decline in sales of services was across both international and domestic markets. U.S. sales in the first quarter of fiscal 2004 represented 34 percent of total sales, compared to 40 percent of total sales in the first quarter of fiscal 2003.

Gross Margin

Gross margin as a percentage of sales was 30.9 percent in the first quarter of fiscal 2004 compared to 46.3 percent in the first quarter of fiscal 2003. Gross margin decreased due to several factors, as follows:

•      Approximately six percentage points due to the net effect of lower average selling prices, the predominant factor, partially offset by reductions in direct product costs;

•      Approximately four percentage points in aggregate due to higher manufacturing overhead costs (one percentage point), warranty costs (two percentage points) and other post-sale technical support costs (one percentage point) as a percentage of sales.  These effects are principally volume related.  Although the costs in these categories declined in dollar amount by approximately nine percent overall from the prior year level, they did not decline to the same degree as sales because a portion of the costs are not directly variable with sales;

•      Approximately two percentage points due to current period charges relating to impairments of manufacturing assets in our Dublin, Ireland facility as a result of our decision to outsource our remaining manufacturing operations; and

•      Approximately two percentage points as a result of benefits recorded in the first quarter of fiscal 2003 that did not recur in the first quarter of fiscal 2004.  These prior period benefits included refunds of duties and proceeds related to inventory that had previously been written off of $3.5 million and $2.0 million, respectively.

Operating Expenses

Operating expenses in the first quarter of fiscal 2004 were $165.7 million, or 102.4 percent of sales, compared to $135.6 million, or 50.4 percent of sales, in the first quarter of fiscal 2003.  Operating expenses in the first quarter of fiscal 2004 included amortization and write down of intangibles of $3.4 million and restructuring charges of $48.6 million.  Operating expenses in the first quarter of fiscal 2003 included amortization and write down of intangibles of $2.0 million, restructuring charges of $19.6 million, and net losses on land and facilities of $1.2 million. Excluding these items, operating expenses for the first quarter of fiscal 2004 were $113.7 million, a slight increase as compared to approximately $112.9 million in the first quarter of fiscal 2003. This increase in operating expenses was mainly driven by higher sales and marketing expenses, partially offset by decreases in research and development and general and administrative expenses.

Sales and Marketing.  Sales and marketing expenses in the first quarter of fiscal 2004 increased $5.9 million, or ten percent, compared to the first quarter of fiscal 2003, and increased to 38.7 percent of total sales for the first quarter of fiscal 2004, compared to 21.1 percent of total sales for the first quarter of fiscal 2003. The year-over-year increase in expenses was mainly due to increased spending on marketing initiatives to drive demand, as well as increased employee-related expenses resulting from the addition of sales personnel.

Research and Development.  Research and development expenses in the first quarter of fiscal 2004 decreased $4.6 million, or 14 percent, compared to the first quarter of fiscal 2003, and increased to 16.6 percent of sales in the first quarter of fiscal 2004 compared to 11.7 percent of total sales in the first quarter of fiscal 2003. The decrease in research and development costs compared to the same period one year ago was due mainly to depreciation expense associated with engineering assets, as well as a decrease in project materials used in research and development efforts.

General and Administrative.  General and administrative expenses in the first quarter of fiscal 2004 decreased $0.6 million compared to the first quarter of fiscal 2003, and increased to 14.9 percent of total sales in the first quarter of fiscal 2004 compared to 9.2 percent of total sales for the first quarter of fiscal 2003. The two largest factors contributing to the decrease in general and administrative expenses compared to the same period one year ago were decreased workforce expenses due to headcount reductions and a decrease in bad debt expenses, which were largely offset by increases for professional services relating to the establishment of our joint venture with Huawei and a litigation settlement.

Amortization and Write Down of Intangibles.  Amortization and write down of intangibles increased $1.4 million in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003. This increase was largely the result of a $1.9 million impairment, consisting primarily of developed and core technology intangible assets related to the fiscal 2001 acquisition of the Gigabit Ethernet business of Alteon Websystems. Partially offsetting this impairment was decreased amortization expense resulting from lower amortizable intangible asset bases.

Restructuring Charges. Restructuring charges in the first quarter of fiscal 2004 were $48.6 million, compared to $19.6 million in the first quarter of fiscal 2003. Restructuring charges in the first quarter of fiscal 2004 included $35.9 million in facilities-related charges, including $17.5 million for an impairment and accelerated depreciation of our Dublin manufacturing facility, an $11.2 million write down of a Santa Clara facility, $5.5 million of accelerated depreciation of an additional Santa Clara facility, a loss of $1.1 million related to the sale of our Rolling Meadows, Illinois facility, and $0.6 million of other facilities-related charges. Restructuring charges in the first quarter of fiscal 2004 also included $7.5 million in severance related charges and $5.2 million related to other restructuring costs, primarily relating to other obligations associated with the outsourcing of our manufacturing operations. These charges were primarily the result of cost reduction efforts initiated in fiscal 2004, and future charges for facilities and severance are expected in the second and third quarters of fiscal 2004 as we transition our manufacturing operations to third-party providers, relocate development and administrative functions, and continue the accelerated depreciation on one of our Santa Clara facilities.

Restructuring charges in the first quarter of fiscal 2003 were $19.6 million and primarily represented costs for severance and outplacement charges, write downs of facilities held for sale, and losses on IT equipment sold as part of our IT outsourcing project. These charges were primarily the result of cost reduction efforts initiated in fiscal 2003, including the integration of BCC into BNC.

Loss on Land and Facilities, Net. Net loss on land and facilities was $1.2 million for the first quarter of fiscal 2003. This loss was due to the write down of held for sale property in Salt Lake City, Utah. This property was classified as held for sale prior to the inception of our restructuring initiatives, and therefore the net losses associated with it were not the result of restructuring actions and were not recorded as part of restructuring charges.

Gains (Losses) on Investments, Net

Net gains on investments in the first quarter of fiscal 2004 were not significant. Net losses on investments in the first quarter of fiscal 2003 were $11.5 million due mainly to both the sale and market value adjustments of investments in venture capital funds.

Interest and Other Income, Net

Interest and other income, net, in the first quarter of fiscal 2004 decreased $5.7 million compared to the first quarter of fiscal 2003. The decrease as compared to the same period one year ago was due primarily to lower interest income relating to income tax refunds, which generated $1.4 million and $5.1 million of interest income in the first quarters of fiscal 2004 and 2003, respectively, and lower interest rates. Lower interest expense resulting from the repayment of debt was offset by increased foreign exchange losses.

Income Tax Provision (Benefit)

Our income tax benefit was $6.0 million for the first quarter of fiscal 2004, compared to a $3.7 million provision for the first quarter of fiscal 2003. The tax benefit in the first quarter of fiscal 2004 included the benefit of a foreign net operating loss carryback of $8.5 million offset by a provision of $2.5 million for taxes in certain state and foreign jurisdictions. The tax provision in the first quarter of fiscal 2003 was the result of providing for taxes in certain state and foreign jurisdictions.

Discontinued Operations

Discontinued operations relate to our CommWorks business that was sold in the fourth quarter of fiscal 2003. We recorded a loss of $0.3 million in the first quarter of fiscal 2004 due to adjustments to previous estimates of liabilities related to the sale of CommWorks. In the first quarter of fiscal 2003 the loss relating to the operations of CommWorks was $35.7 million, and included $0.3 million of tax expense.

Cumulative Effect of Change in Accounting Principle

As a result of our adoption of SFAS 142, we conducted a transitional goodwill impairment evaluation of the $66.5 million of goodwill recorded as of May 31, 2002 and wrote off goodwill totaling $45.4 million relating to continuing operations as a change in accounting principle effective June 1, 2002. We also wrote off $20.2 million of goodwill relating to the CommWorks business, which is included in discontinued operations.

Liquidity and Capital Resources

Cash and equivalents and short-term investments at August 29, 2003 were $1,484.4 million, relatively flat compared to the balance as of May 30, 2003 of $1,484.6 million.

Net cash used in operating activities was $41.0 million in the first quarter of fiscal 2004, primarily reflecting our loss from continuing operations of $105.7 million. We expect that cash flows from operating activities will be negative over the next two quarters due to continuing losses from operations, including the effects of charges associated with cost reduction and other restructuring actions. However, we are targeting breakeven cash flow from operating activities in the fourth quarter of fiscal 2004.

Significant commitments that will require the use of cash in future periods include obligations under lease, royalty and patent licensing arrangements. Total future lease obligations as of August 29, 2003 were $65.4 million, of which $19.4 million will be paid over the next twelve months.  Obligations under royalty and patent licensing arrangements as of August 29, 2003 were approximately $22.5 million, of which $10.4 million is expected to be paid over the next twelve months. Additionally, we have several agreements whereby we have sold product to resellers who, in turn, have sold the product to end users, and we have guaranteed the payments of the end users to our customers. If all end users under these agreements were to default on their payments as of August 29, 2003, we would be required to pay approximately $7.8 million to our customers. However, as of August 29, 2003, our deferred revenue and associated accruals related to such sales approximate the guaranteed amounts; thus, any payments pursuant to the guarantees would not have a material impact on our results of operations.

Net cash provided by investing activities was $64.2 million for the first quarter of fiscal 2004, including approximately $31.1 million of net proceeds related to sales and maturities and purchases of debt and equity securities, and $33.0 million of net proceeds related to sales and purchases of fixed assets.

For the first quarter of fiscal 2004, we received proceeds of $258.0 million from maturities and sales of investments, almost all of which related to municipal and corporate bonds and government agency instruments. Offsetting these proceeds were investments totaling $226.0 million in municipal and corporate bonds and government agency instruments, as well as investments totaling $0.9 million in equity securities.

The investments in equity securities discussed above include the activities of 3Com Ventures. 3Com

Ventures selectively makes strategic investments in privately-held companies and in limited partnership venture capital funds, which in turn invest in privately-held companies. This may include a strategic commercial or technology relationship, such as a component supply agreement or technology license arrangement, with these privately-held companies. These investments were entered into with the intention of complementing our business strategies and research and development efforts. 3Com Ventures has made strategic investments of $0.9 million in the first quarter of fiscal 2004 and has committed to make additional capital contributions to certain venture capital funds totaling $12.2 million. We are contractually obligated to provide funding upon calls for capital. The expiration dates for such capital calls are generally five to eight years from the inception of the fund, and the amounts and timing of such calls during that period are entirely at the discretion of the funds’ general partners. We estimate that we will pay approximately $4.5 million over the next twelve months as capital calls are made.

During the first quarter of fiscal 2004, we made capital expenditures of $4.2 million for new property and equipment.  Also, we collected $37.2 million from sales of property and equipment, primarily relating to the sale of our Rolling Meadows facility in July 2003. As of August 29, 2003, capital expenditure commitments outstanding were not material.

As announced in March 2003, we are in the process of forming a joint venture with Huawei. In addition to our operations in China and Japan and licenses to our related intellectual property, our contributions to the joint venture will include $160.0 million in cash. We expect to make the cash contribution in the second quarter of fiscal 2004.

Net cash provided by financing activities was $13.4 million in the first quarter of fiscal 2004, including collections of $4.2 million on a note receivable related to the sale of warrants during fiscal 2002 to Broadcom and $9.4 million of proceeds from the issuance of common stock. As of August 29, 2003, all installment payments due pursuant to the note receivable had been received. We expect to collect the remaining balance of $4.2 million in the second quarter of fiscal 2004.

There were no borrowings or repayments under our revolving line of credit during the first quarter of fiscal 2004, and there were no amounts outstanding as of August 29, 2003. Also, we did not repurchase any shares of common stock in the first quarter of fiscal 2004. Our current stock repurchase program permits expenditures of up to $100.0 million through March 2005.

In the first quarter of fiscal 2004, we collected $9.4 million from the issuance of approximately 2.2 million shares of stock under our employee stock option plans. Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We consider our option program critical to our operations and productivity; essentially all of our employees participate. The program consists of three plans: one under which officers and employees may be granted options to purchase shares of our stock, one under which non-employee directors are granted options, and a broad-based plan under which options may be granted to all employees other than officers and directors.

As of August 29, 2003, our outstanding stock options as a percentage of outstanding shares were 23 percent. This potential dilution to existing stockholders is mainly the result of the effect of our distribution of Palm, Inc. common stock in the first quarter of fiscal 2001. As a result of the Palm distribution, the number of shares subject to option grants was adjusted to preserve the intrinsic value of the stock options, resulting in an increase of 134 million options, and bringing the total option shares outstanding to 169 million at the time of the distribution. The potential dilution has been an area of focus for senior management. As a result of reductions in the number of employees, stock option exercises, stock repurchase programs, and management of new grants, the number of outstanding options has been reduced approximately 50 percent since the Palm distribution. In addition, as discussed below, the number of options available for future grant was reduced by a net 108 million shares due to approvals of proposals submitted to our stockholders at our annual stockholder meeting in September 2003.

Stock option activity during the first quarter of fiscal 2004 and stock option detail as of August 29, 2003, were as follows:

	Number of shares	Weighted average exercise price
	(in thousands)

Outstanding, May 30, 2003	85,502	$7.03

Granted	7,449	5.12
Exercised	(2,230)	4.29
Canceled	(6,561)	7.75
Outstanding, August 29, 2003	84,160	$6.88

			Outstanding options as of August 29, 2003		Exercisable at August 29, 2003
Range of exercise prices			Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
			(in thousands)		(in thousands)

$ 0.13	-	$ 4.29	9,741	$3.92	4,208	$3.48
4.30	-	5.10	14,066	4.83	10,554	4.82
5.11	-	5.54	19,098	5.37	12,449	5.45
5.55	-	6.09	14,440	5.93	13,654	5.94
6.10	-	10.09	15,004	8.32	12.403	8.28
10.10	-	21.57	11,811	13.51	9,342	13.48
Total			84,160	$6.88	62,610	$7.08

The following table summarizes our equity compensation plans as of August 29, 2003:

	Number of securities to be issued upon exercise of options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)
	(in thousands)		(in thousands)

Equity compensation plans approved by stockholders	26,306	$7.59	41,187
Equity compensation plans not approved by stockholders*	56,459	6.62	92,351

Total	82,765	$6.93	133,538

*Excludes 1.4 million outstanding options with an average exercise price of $3.57. These options were assumed in connection with acquisitions and no additional options are available for future issuance under such plans.

Options issued and available for future issuance outside of the stockholder-approved plans have been issued under our broad based 1994 Stock Option Plan, as amended. Options granted from this plan were granted at fair value, vest over two to four years, and expire ten years after the date of grant. In September 2003, our stockholders approved 3Com’s 2003 Stock Plan (the new plan), which replaced the

1983 Stock Option Plan, the 1994 Stock Option Plan, the Director Plan, and the Restricted Stock Plan (the prior plans) for all stock awards granted subsequent to the approval date. In connection with the approval of the new plan, we cancelled all shares available for issuance under the prior plans, which included approximately 128 million shares as of the approval date; at the same time, 20 million shares were reserved for issuance under the new plan.

There are no assurances that we can reduce our net losses and negative cash flow in the foreseeable future, or that we can raise capital as needed to fund our operations on an ongoing basis. However, based on current business conditions and our current operating and financial plans, but subject to the discussion in Business Environment and Industry Trends below, we believe that our existing cash and equivalents, short-term investments, and revolving line of credit will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

Effects of Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 will not have a material impact on our results of operations or financial position.

Business Environment and Industry Trends

Industry trends and specific risks may affect our future business and results.  The matters discussed below could cause our future results to differ from past results or those described in forward-looking statements.

We have incurred significant net losses in recent fiscal periods, including $284 million, $596 million and $965 million in fiscal years 2003, 2002 and 2001, respectively, and we may not be able to return to profitability.

We incurred a net loss of $106 million for the first quarter of fiscal 2004, and net losses of $284 million, $596 million and $965 million in fiscal 2003, 2002 and 2001, respectively.  Although we are taking steps designed to improve our results of operations, we cannot assure you that we will return to profitability.  Further, if we do return to profitability, we cannot assure you that we will be able to sustain or increase such profitability in the future.  We have faced a number of challenges that have affected our operating results.  Specifically, we have experienced, and may continue to experience, the following:

•                  declining revenue due to: (a) price competition and (b) reduced incoming order rate and customer backlog which we believe reflects decreased demand for our products resulting from the overall slowdown in the networking industry as well as technological changes and trends in the industry, such as the integration of networking, communications and computer processing functions on computer chips that can perform the same functions as some of our products;

•                  increased risk of excess and obsolete inventories;

•                  excess facilities and manufacturing capacity;

•                  higher general and administrative costs, as a percentage of revenue; and

•                  disruptions resulting from our workforce reductions and employee attrition.

We have announced an agreement to form a joint venture in China with Huawei that, if not successful, may materially and adversely impact our business, business prospects and operating results.

In March 2003, we announced an agreement to form a joint venture in China for enterprise networking products with a leading Chinese company, Huawei, in which we will initially have a 49 percent minority interest.  The 3Com-Huawei joint venture is expected to begin operations in the second quarter of fiscal 2004 after receiving required regulatory approvals.  We currently resell certain products sourced from Huawei pursuant to an original equipment manufacturer (OEM) agreement. After it is formed, the joint venture will enter into an agreement with us to resell certain products of the joint venture under the 3Com® brand, and the joint venture will resell certain 3Com products under the joint venture’s brand in China and certain other countries.  The results of the joint venture will be reflected in our operating results to the extent of our ownership interest, and losses of the joint venture would adversely impact our operating results.

The joint venture may be required to obtain regulatory approvals from the Chinese government for the export, import, or transfer of restricted technologies.  The joint venture may not be able to obtain those regulatory approvals in a timely manner or at all.

Operational challenges also confront the joint venture.  Formation of the joint venture and integration of the business assets and operations being contributed by each partner will involve complex activities that must be completed in a short period of time.  The new joint venture is likely to confront numerous challenges commencing its operations and operating successfully at its principal locations. The business of the joint venture will be subject to operational risks that would normally arise for a technology company with global operations pertaining to research and development, manufacturing, sales, service, marketing, and corporate functions. Competition in the enterprise networking market will involve challenges from numerous, well-established companies with substantial resources and significant market share.

Our business, business prospects and operating results are heavily dependent upon the success of the 3Com-Huawei joint venture. In particular, our product development activities will become increasingly interdependent with those of the joint venture. If the joint venture and its related agreements with us are not successful or less successful than we anticipate, we may not introduce new products needed to broaden our high-end enterprise networks product line, which may adversely affect our revenues, business and business prospects. Even if the joint venture is successful, there may be disruption to our existing distribution channels and potential conflict with our current channel partners resulting from the establishment of the joint venture’s operations and distribution arrangements.

Our strategy of outsourcing functions and operations not central to our business may fail to reduce cost and may disrupt our operations.

We continue to look for ways to decrease cost and improve efficiency by contracting other companies to perform functions or operations that do not contribute to our core technology business.  Up to now, our efforts have focused on using outside vendors to meet some of our IT and manufacturing needs.  We have recently announced our intention to outsource all manufacturing.  To achieve more cost savings or operational benefits, we may expand our outsourcing of IT activities, as well as aspects of the following operations: human resources, accounting, internal audit, security, and engineering services.  Although we believe that outsourcing these functions will result in lower costs and increased efficiencies, this may not be the case.  For example, outsourcing means that we will be relying upon third parties to meet our needs.  Because these third parties may not be as responsive to our needs as we would be ourselves, we may increase the risk of disruption to our operations.  In addition, our contracts with these third parties sometimes include substantial penalties for terminating the contracts early or failing to maintain minimum service levels.  Because we cannot always predict how long we will need the services or how much of the services we will use, we may have to pay these penalties.

Our revenues may decrease, and we may not be able to compensate for such lower revenues with cost reductions sufficient to generate positive net income or cash flow.

We believe that we must implement strict cost and expense reductions if we are to generate positive net income and cash flow from operations in future quarters.  If we are not able to effectively reduce our costs and expenses commensurate with, and at the same pace as, any further deterioration in our revenues, we may not be able to generate positive net income or cash flow from operations.  If we continue to experience negative cash flow from operations over a prolonged period of time, our ability and efforts to operate our business effectively could be adversely affected.  We are unable to predict the exact amount of cost reductions required for us to generate positive net income or cash flow from operations because we cannot accurately predict the amount of our future revenue.  Our future revenue depends, in part, on future economic and market conditions, which we are unable to forecast accurately. We also cannot forecast the impact of new products.  Although we cannot accurately predict the amount of our future revenue overall, we expect that revenue from sales of desktop, mobile and server connectivity products, which represented approximately 20% of total revenue for the first quarter of fiscal 2004, will be essentially flat in the second quarter of fiscal 2004 and then will decline by 10 to 20 percent per quarter thereafter.

Our efforts to consolidate our real estate portfolio and sell certain real estate holdings may not generate the expected level of cash proceeds or result in reductions of operating costs.

In connection with our ongoing restructuring and cost reduction activities, we are making efforts to consolidate our operations and dispose of our excess real estate holdings, including facilities associated with our manufacturing and other business operations in Santa Clara, Dublin, and Hemel Hempstead, England.  Despite our best efforts, our ability to dispose of our excess real estate holdings may be impaired by adverse conditions in the commercial real estate market in the U.S. and elsewhere generally, and in Silicon Valley in particular.  The value of commercial real estate in Silicon Valley has decreased substantially over the past several years as a result of the slowdown in the technology industry, and many of our real estate holdings are in Silicon Valley.  Additionally, to the extent that we continue to own excess facilities and are unable to lease the facilities to third parties, our operating results will be adversely affected by the continuing operating costs associated with the facilities.

Our workforce reductions, and the high cost of living in certain locations, may make it more difficult for us to retain and recruit the qualified employees and management personnel that are critical to our success.

Our success depends upon retaining and recruiting highly qualified employees and management personnel.  However, the significant downturn in our business environment has had a negative impact on our operations.  As a result, we have restructured our operations to reduce our workforce and implement other cost reduction activities.  Although we believe these various changes and actions will improve our organizational effectiveness and competitiveness, they could lead, in the short term, to disruptions in our business, reduced employee morale and productivity, problems with retaining existing employees and recruiting future employees and increased financial costs.  Recruiting and retaining skilled personnel, including engineers, sales representatives and product marketing managers, continues to be difficult.  In addition, at certain locations where we operate, the cost of living is extremely high and it may be difficult to attract and retain key employees and management personnel at a reasonable cost.  If we cannot successfully recruit and retain qualified employees and management personnel, our product introduction schedules, customer relationships, results of operations and financial position may be impaired and our overall ability to compete may be adversely affected.

Efforts to reduce general and administrative costs could involve further workforce reductions and lead to disruptions in our business.

General and administrative expenses as a percent of revenue have been higher than our desired long-term financial model.  We have taken, and will continue to take, actions to reduce these expenses.  Future actions could include further reductions in our workforce, relocation of transaction processing activities to lower cost locations, changes or modifications in IT systems or applications and process reengineering.  As a result of these actions, some employees with critical skills will be severed, and other employees will leave our company voluntarily due to the uncertainties associated with our business environment and their job security.  In addition, reductions in overall staffing levels will make it difficult for us to satisfy the demands of our preferred business practices and to address legal and regulatory obligations in an effective manner.  The failure to maintain our preferred business practices and meet our legal and regulatory obligations effectively could ultimately lead to missed business opportunities, higher operating costs or penalties.

If future business conditions present unanticipated challenges, we may need to make further changes to our business structure or reductions to our workforce.

In response to industry and market conditions, we have restructured our business and reduced our workforce. The assumptions underlying our restructuring efforts will be assessed on an ongoing basis and may prove to be inaccurate.  We may have to restructure our business again to achieve additional cost savings and to strategically realign our resources.  Our restructuring plan is based on certain assumptions regarding the cost structure of our business and the nature, severity, and duration of the current economic downturn, which may not prove to be accurate.  While restructuring, we have assessed, and will continue to assess, whether we should further reduce our workforce or further expand our outsourcing activities. We may not be able to successfully implement the initiatives we have undertaken in restructuring our business; even if successfully implemented, these initiatives may not be sufficient to meet and keep pace with changing industry and market conditions and to achieve positive net income and cash flow from operations.

If our cash flow significantly deteriorates in the future, our liquidity and ability to operate our business could be adversely affected.

We incurred a significant net loss and negative cash flow from operations for the first quarter of fiscal 2004.  If we continue to incur significant net losses and negative cash flow from operations over a prolonged period of time, or if our cash flow from operations significantly deteriorates in the future, our liquidity and ability to operate our business could be adversely affected.  For example, our ability to raise financial capital may be hindered due to the possibility of continuing net losses and negative cash flow in the future.  An inability to raise financial capital would limit our operating flexibility.

The following items could require unexpected future cash payments or limit our ability to generate cash:

•                  inability to dispose of real estate holdings;

•                  taxes due upon the transfer of cash held in foreign locations; and

•                  taxes assessed by local authorities where we conduct business.

Our decision to move the principal location of our senior executive management team will result in costs for relocation, executive severance, and recruitment costs, and could result in disruptions to our business.

In fiscal 2004, we are moving the principal location of our senior executive officers and certain functions typically performed at corporate headquarters to our Marlborough facility, which is the primary location and base of operations for our ongoing enterprise networking business.  Although a relatively small percentage of our employees will be affected by the relocation of our corporate headquarters, such changes will require us to incur expenses and to make the required effort to effect the relocation.  For example, we expect to incur relocation costs, executive severance costs (for those executives not moving to Marlborough), and recruitment costs (for replacing the individuals not moving to Marlborough).   Also, although we believe the relocation will improve our organizational effectiveness, it could lead, in the short term, to disruptions in our business.

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

The integration of networking, communications, and computer processing functions on a reduced number of computer chips has become an industry trend.  This trend is sometimes referred to as “siliconization.”  Many of these integrated computer chips offer improved features and increased performance at lower cost.  However, we are not a computer chip company.  Rather, we make products that function with computer chips but are not contained on the chips themselves.  As a result, increased siliconization may make our products obsolete if the functions performed by our products can be better and less expensively performed by these integrated computer chips.  If this happens, our future sales growth and operating results will suffer.  For example, a significant portion of our sales of connectivity products are made to personal computer (PC) manufacturers like Dell Computer Corp., Gateway, Hewlett-Packard Company (HP), and International Business Machines Corp.  All of these companies are manufacturers that incorporate our connectivity products into their products.  However, these companies also include computer chips from other vendors that integrate a connectivity function into their products.  As this integrated connectivity technology matures, computer chip makers may include more and more of the features performed by our connectivity products directly in the basic circuitry and components of computers, leading to cheaper computer configurations.  This means that some competitors that have a significant share of the PC computer chip market may sell chips that contain integrated connectivity at prices not significantly greater than prices for PC computer chips without connectivity.  If our PC manufacturer customers can buy chips that contain the same connectivity features as our products at a lower cost than buying our connectivity products separately, they will be less likely to buy our products.  We expect that PC manufacturers and designers increasingly will purchase the lower-priced integrated connectivity products.  If we cannot lower the costs of our products or persuade customers to purchase products with higher average selling prices, then our margins will be reduced and our financial results will be adversely affected.  In addition, as networking functions become more embedded in the basic circuitry and components of computers, we face increased competition from other companies that are also our current suppliers of products.  If we cannot compete successfully against current or future competitors, our business, results of operations or financial position could be adversely affected.

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

The markets in which we compete are characterized by rapid technology transitions and short product life cycles.  Therefore, our success depends on our ability to:  1) identify new market and product opportunities, 2) develop and introduce new products and solutions in a timely manner, 3) gain market acceptance of new products and solutions, particularly in the targeted emerging markets discussed above, and 4) rapidly and efficiently transition our customers from older to newer enterprise networking technologies.  Our results of operations or financial position could suffer if we are not successful in achieving these goals.  For example, our business would suffer if there is a delay in introducing new products, if there are fewer customers interested in our products than we expected, if our products do not satisfy customers in terms of features, functionality or quality; or if the products cost more to produce than we expect.  Our business would suffer in particular if negative effects such as these were to occur in those product markets that we have identified as emerging high-growth opportunities.  One factor that may cause greater difficulty for us in quickly and effectively introducing new products with the features, functionality, quality, and costs that are optimal for the market is our increased reliance on relationships with strategic partners, such as original design manufacturers (ODMs).  Because ODMs manufacture the products of other companies as well as ours, the timeliness of the availability of our products depends, in part, on their production schedules.  In addition, we are relying on them to manufacture products that meet our specifications with regard to quality and cost. We will continue to source other products from OEMs and from the 3Com-Huawei joint venture. Finally, since we rely on our strategic partners, we may not be able to independently identify current product and technology trends and to respond to such trends as well as if we were working independently.

A significant portion of our revenue is derived from sales to a small number of customers.  If any of these customers reduces its business with us, our business could be seriously harmed.

We distribute many of our products through two-tier distribution channels that include distributors, systems integrators and value-added resellers.  We also sell to PC manufacturers and telecommunications service providers.  A significant portion of our revenue is concentrated among a few distributors and OEM customers; our two largest customers accounted for a combined 34 percent of total sales for the first quarter of fiscal 2004, a combined 33 percent of total sales for fiscal 2003, and a combined 28 percent of total sales for both fiscal 2002 and fiscal 2001.  There has been a recent trend of decreased demand for connectivity products from OEM customers such as Dell and HP, due to increased integration of networking connections with semiconductor components, and also to factors specific to our OEM customers.  Additionally, consolidation in our distribution channels and among PC manufacturers is reducing the number of customers in our domestic and international markets.  In an effort to streamline our operations, we may increase the focus of our distribution sales resources on selected distribution channel customers.

We depend on distributors who maintain inventories of our products.  If the distributors reduce their inventories of our products, our revenue could be adversely affected.

Our distributors maintain inventories of our products.  We work closely with our distributors to monitor channel inventory levels and ensure that appropriate levels of products are available to resellers and end users.  We have improved certain of our supply chain processes so that deliveries to our channel partners can be done more rapidly, thereby enabling our channel partners to hold fewer weeks of supply of our products in their inventory.  At the end of fiscal year 2003, channel inventory levels were at the upper end of our target range of four to six weeks supply on hand at our distributors.  During the first quarter of fiscal 2004, we reduced channel inventory levels to approximately 4.5 weeks supply and we expect to operate our business with no greater than 4.5 weeks of channel inventory over the next few quarters. At this level of channel inventory, some of our channel partners will hold less than the average level of inventory, and others will be at a higher level. Partners with a below-average inventory level may incur stock outs that would adversely impact our revenues. If our channel partners further reduce their levels of inventory of our products, our sales would be negatively impacted during the period of change.

Our strategies to outsource 3Com’s remaining internal manufacturing in Dublin, and for contract manufacturers to ship directly to our customers, may not result in savings or meet our performance needs. The inability of any contract manufacturer to meet our cost, quality or performance standards could adversely affect our results from operations.

The following is a discussion of the factors that could determine whether our strategy to shift the production of our products to contract manufacturing is successful.  The cost, quality, performance, and availability of contract manufacturing operations are and will be essential to the successful production and sale of many of our products.  The inability of any contract manufacturer to meet our cost, quality, performance, and availability standards could adversely impact our financial condition or results of operations.  We may not be able to provide contract manufacturers with product volumes that are high enough to achieve sufficient cost savings.  If shipments fall below forecasted levels, we may incur increased costs or be required to take ownership of the inventory.  Also, our ability to control the quality of products produced by contract manufacturers may be limited and quality issues may not be resolved in a timely manner, which could adversely impact our financial condition or results of operations.  We have implemented a program with our manufacturing partners to ship products directly from regional shipping centers to customers.  Through this program, we are relying on these partners to fill customer orders in a timely manner.  This program may not yield the efficiencies that we expect, which would negatively impact our financial performance.  Any disruptions to on-time delivery to customers would adversely impact our business and revenues.

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

Operation of the supply chain requires accurate forecasting of demand, which has become more challenging.  If overall demand for our products, product mix and growth of these markets is significantly different from our expectations, we may face inadequate, or excess, component supply.  This would result in orders for products that could not be manufactured in a timely manner, or a buildup of inventory that could not easily be sold.  Either of these situations could adversely affect our revenues, financial results, or market share.  If our demand forecasts are too high or our forecasts of product mix are inaccurate, we may experience excess and obsolete inventories and excess manufacturing capacity, which could adversely affect our results of operations or financial position.

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

While acquisitions have been a major part of 3Com’s strategy in the past, we have not made any acquisitions since the third quarter of fiscal 2001. The networking business is highly competitive and, although we continue to evaluate possible acquisitions, our decision not to complete any such transactions recently could hamper our ability, relative to our competitors, to enhance existing products and introduce new products on a timely basis.  Future consolidations in the networking industry may result in new companies with greater resources and stronger competitive positions and products than us.  Furthermore, companies may be created that are able to respond more rapidly to market opportunities.  Continued consolidation in our industry may adversely affect our results of operations or financial position.

We may increase our reliance on strategic relationships to complement internal development of new technologies and enhancement of existing products and to exploit perceived market opportunities.  Strategic relationships can present problems since we often compete in some business areas with companies with which we have strategic alliances and, at the same time, cooperate with the same companies in other business areas.  If these companies fail to perform, or if these relationships fail to materialize as expected, we could suffer delays in product or market development or other operational difficulties.  Furthermore, our results of operations or financial condition could be adversely affected if we experience difficulties managing relationships with our partners or if projects with partners are unsuccessful.  In addition, if third parties acquire our strategic partners or if our competitors enter into successful strategic relationships, we may face increased competition.

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

Slow market acceptance of new technologies, products, or industry standards could adversely affect our revenue or overall financial performance.  In addition, if our technology is not included in an industry standard on a timely basis or if we fail to achieve timely certification of compliance to industry standards for our products, our revenue from sales of such products or our overall financial performance could be adversely affected.

Failure to obtain all necessary regulatory approvals for our products or to comply with all applicable government regulations could adversely impact our revenue or overall financial performance or expose us to fines or other penalties.  In addition, new or revised government regulations could adversely affect the basic business economics for new technologies or their rates of acceptance or adoption by potential customers; in turn, this could adversely impact our revenue or overall financial performance.

Our customer order fulfillment capabilities fluctuate and may negatively impact our operating results.

The timing and amount of our sales depend on a number of factors that make estimating future operating results difficult.  Throughout our business, we do not typically maintain a significant amount of backlog, and sales are partially dependent on our ability to appropriately forecast product demand.  In addition, our customers historically request fulfillment of orders in a short time period, resulting in limited visibility to sales trends and potential pricing pressures.  Consequently, our operating results depend on the volume and timing of orders and our ability to fulfill orders in a timely manner.  Historically, sales in the third month of the quarter have been higher than sales in each of the first two months of the quarter.  Non-linear sales patterns make business planning difficult, and increase the risk that our quarterly results will fluctuate due to disruptions in functions such as manufacturing, order management, information systems, and shipping.

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

In the course of our business, we frequently receive claims of infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties.  We evaluate the validity and applicability of these intellectual property rights, and determine in each case whether we must negotiate licenses or cross-licenses to incorporate or use the proprietary technologies, protocols, or specifications in our products.  If we are unable to obtain and maintain licenses on favorable terms for intellectual property rights required for the manufacture, sale, and use of our products, particularly those that must comply with industry standard protocols and specifications to be commercially viable, our results of operations or financial position could be adversely affected.  In addition, if we are the alleged infringer, we could be required to seek licenses from others or be prevented from manufacturing or selling our products, which could cause disruptions to our operations or the markets in which we compete.

We may need to engage in complex and costly litigation in order to protect or maintain our intellectual property rights.

In addition to disputes relating to the validity or alleged infringement of other parties’ rights, we may become involved in disputes relating to our assertion of our intellectual property rights.  Whether we are defending the assertion of intellectual property rights against us, or asserting our intellectual property rights against others, intellectual property litigation can be complex, costly, protracted, and highly disruptive to business operations by diverting the attention and energies of management and key technical personnel.  Further, plaintiffs in intellectual property cases often seek injunctive relief and the measures of damages in intellectual property litigation are complex and often subjective or uncertain.  Thus, the existence of this type of litigation, or any adverse determinations related to such litigation could subject us to significant liabilities and costs.  To the extent that any of our OEM, ODM, or joint venture partners may become involved in intellectual property disputes and may be unable to hold us harmless, then we may incur liabilities or suffer temporary disruption of our business. Also, if we are asserting our intellectual property rights against others, we could be prevented from stopping others from manufacturing or selling competitive products.  Any one of these factors could adversely affect our product margins, results of operations, financial position, or cash flows.

Our future quarterly operating results are subject to factors that can cause fluctuations in our stock price.

Historically, our stock price has experienced substantial volatility.  We expect that our stock price may continue to experience volatility in the future due to a variety of potential factors such as fluctuations in our quarterly results of operations and cash flow, changes in our cash balances, variations between our actual financial results and the published analysts’ expectations, and announcements by our competitors.  In addition, over the past several quarters, the stock market has experienced extreme price and volume fluctuations that have affected the stock prices of many technology companies.  These factors, as well as general economic and political conditions or investors’ concerns regarding the credibility of corporate financial statements and the accounting profession, may have a material adverse affect on the market price of our stock in the future.

We may not be fully able to protect our computer systems, including our financial systems, from breaches of security.

We use computer systems, including our enterprise-wide financial system, which may not include the most advanced security features available.  There is a risk of unauthorized access to computer systems and proprietary information, including our financial systems, intellectual property, and trade secrets.  While management makes concerted efforts to assess risks and prevent and detect security breaches, including periodic audits and upgrades of our systems, our business, results of operations or financial position could be affected if any unauthorized access were to occur and not be detected through our normal internal control procedures.

In fiscal 2004 we are operating in a single business segment focused primarily on enterprise networking, and our results of operations may fluctuate based on factors related entirely to conditions in this market.

Starting in fiscal 2004, we are operating in a single business segment focused primarily on enterprise networking.  This single enterprise networking business reflects a streamlined management and operating structure encompassing all of our operations, including our connectivity business which we previously operated and reported as a separate segment and which we expect will continue to diminish as a result of natural market forces.  Our focus on enterprise networking may cause increased risk or volatility associated with decreased diversification of our business.  There will be increased sensitivity to the business risks associated specifically with the enterprise networking market and our ability to execute successfully on our strategies to provide superior solutions for larger and multi-site enterprise environments.  To be successful in the enterprise networking market, we will need to overcome negative perceptions of our company held by certain chief information officers of large enterprises, who may be skeptical of our long-term commitment to the high-end networking business as a result of our withdrawal from that business in 2000. Also, expansion of sales to large enterprises may be disruptive in a variety of ways, such as adding larger systems integrators that may raise channel conflict issues with existing distributors, or a perception of any diminished focus on the small and medium enterprise market.

War, terrorist attacks or other threats beyond our control could negatively impact consumer confidence, which could harm our operating results.

War, terrorist attacks or other threats beyond our control, including both actual and potential incidents, could have an adverse effect on the United States and world economies in general and consumer confidence and spending in particular, which could harm our revenue and results of operations.  In addition, war and geopolitical uncertainties, together with the resulting economic uncertainties, make it more difficult for 3Com, our customers and our vendors to accurately forecast and plan future business activities.  This reduced predictability challenges our ability to increase revenue or generate positive net income.  In particular, it is more difficult to develop and implement strategies to create sustainable business models and efficient operations, and to effectively manage outsourced relationships for services such as contract manufacturing and information technology.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

3Com holds marketable equity traded securities that have a brief trading history and are highly subject to market price volatility.  Equity security price fluctuations of plus or minus 50 percent would not have a material impact on the value of these securities as of the end of the first quarter of fiscal 2004.

For interest rate sensitivity and foreign currency exchange risk, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended May 30, 2003.

Item 4.   Controls and Procedures

a.               We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our first fiscal quarter pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

b.              There have been no changes in our internal control over financial reporting identified in connection with our evaluation as of the end of the first fiscal quarter that occurred during such quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.                                  Legal Proceedings

The information set forth in Note 11 of Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 2.                                  Changes in Securities and Use of Proceeds

None.

Item 3.                                  Defaults Upon Senior Securities

None.

Item 4.                                  Submission of Matters to a Vote of Security Holders

None.

Item 5.                                  Other Information

None.

Item 6.                                  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description

2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999, as amended (6)
2.2	General Assignment and Assumption Agreement between the Registrant and Palm, Inc., as amended (6)
2.3	Master Technology Ownership and License Agreement between the Registrant and Palm, Inc. (6)
2.4	Master Patent Ownership and License Agreement between the Registrant and Palm, Inc. (6)
2.5	Master Trademark Ownership and License Agreement between the Registrant and Palm, Inc. (6)
2.6	Employee Matters Agreement between the Registrant and Palm, Inc. (6)
2.7	Tax Sharing Agreement between the Registrant and Palm, Inc. (6)
2.8	Master Transitional Services Agreement between the Registrant and Palm, Inc. (6)
2.9	Real Estate Matters Agreement between the Registrant and Palm, Inc. (6)
2.10	Master Confidential Disclosure Agreement between the Registrant and Palm, Inc. (6)
2.11	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc. (6)
3.1	Certificate of Incorporation (4)
3.2	Certificate of Correction filed to Correct a Certain Error in the Certificate of Incorporation (4)
3.3	Certificate of Merger (4)
3.4	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger (5)
3.5	Registrant’s Bylaws, as amended on August 7, 2001 (11)
3.6	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock (9)
4.1	Amended and Restated Rights Agreement dated December 31, 1994 (2)
4.2	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002 (12)
10.1	3Com Corporation 1983 Stock Option Plan, as amended and restated effective September 30, 2001 (10)*
10.2	Amended and Restated Incentive Stock Option Plan (1)*
10.3	3Com Corporation 1984 Employee Stock Purchase Plan, as amended and restated as of July 15, 2003 (16) *
10.4	3Com Corporation Director Stock Option Plan, as amended, filed herewith*
10.5	3Com Corporation Restricted Stock Plan, as amended July 1, 2001 (11) *
10.6	3Com Corporation 1994 Stock Option Plan, as amended and restated effective April 30, 2002 (11)*
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

10.12	Security Agreement dated as of November 28, 2001, between the Registrant and Bank of America, N.A., in its capacity as Agent for Lenders (10)
10.13	Continuing Guaranty dated as of November 28, 2001, made by the Registrant in favor of the Lenders and Bank of America, N.A., as Agent for the Lenders (10)
10.14	Intercompany Subordination Agreement dated as of November 28, 2001, made among the Registrant and Bank of America, N.A., as Agent for itself and the Lenders (10)
10.15	Amendment Number One to Security Agreement dated July 25, 2002, between the Registrant and Bank of America, N.A., as Administrative Agent (13)
10.16	Warrant to Purchase Common Stock, dated December 4, 2000, between the Registrant and Broadcom Corporation (13)
10.17	Amendment Number One to Warrant, dated November 1, 2002, between the Registrant and Broadcom Corporation (13)
10.18	Form of Indemnity Agreement between the Registrant and its officers and directors (14)
10.19	3Com Europe Limited Debt Forgiveness and Bonus Agreement dated April 12, 1999 between 3Com Europe Limited and John McClelland (14)*
10.20	3Com Europe Limited Promissory Note dated April 12, 1999 executed by John McClelland in favor of 3Com Europe Limited (14)*

10.21	Form of Management Retention Agreement, effective as of December 16, 2002, for Bruce Claflin (15)*
10.22	Form of Management Retention Agreement, effective as of December 16, 2002, for Dennis Connors (15)*
10.23	Form of Management Retention Agreement, effective as of December 16, 2002, for Mark Slaven (15)*
10.24	Schedule of Additional Management Retention Agreements, effective as of December 16, 2002, for attached list of parties (15)*
31.1	Certification of Principal Executive Officer, filed herewith
31.2	Certification of Principal Financial Officer, filed herewith
32.1	Certification of Chief Executive Officer and Chief Finanical Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

*	Indicates a management contract or compensatory plan.

(1)	Incorporated by reference to the corresponding exhibit to Registrant’s Registration Statement on Form S-4 filed on August 31, 1987 (File No. 33-16850)
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant’s Form 10-Q filed on January 17, 1995 (File No. 000-12867)
(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant’s Registration Statement on Form S-4 filed on March 17, 1997 (File No. 333-23465)
(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant’s Form 10-Q filed on October 14, 1997 (File No. 000-12867)
(5)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant’s Form 10-Q filed on October 8, 1999 (File No. 002-92053)
(6)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant’s Form 10-Q filed on April 4, 2000 (File No. 002-92053)
(7)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant’s Form 10-Q filed on January 16, 2001 (File No. 333-34726)
(8)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant’s Form 10-K filed on August 8, 2001 (File No. 000-12867)
(9)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant’s Form 10-Q filed on October 11, 2001 (File No. 000-12867)
(10)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant’s Form 10-Q filed on January 11, 2002 (File No. 000-12867)
(11)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant’s Form 10-K filed on August 2, 2002 (File No. 000-12867)
(12)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant’s Form 8-A/A filed on November 27, 2002 (File No. 000-12867)
(13)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant’s Form 10-Q filed on January 7, 2003 (File No. 000-12867)
(14)	Incorporated by reference to the corresponding exhibit to Registrant’s

Registration Statement on Form S-3/A filed on April 9, 2003 (File No. 333-102591)
(15)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant’s Form 10-Q filed on April 10, 2003 (File No. 000-12867)
(16)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant’s Form 10-K filed on August 1, 2003 (File No. 000-12867)

(b)  Reports on Form 8-K

Date	Item Number	Description

June 9, 2003	Item 2	3Com announced the completion of the sale of selected assets and liabilities of its CommWorks division to UTStarcom, Inc.

June 25, 2003	Item 7	3Com announced its financial results for the fourth quarter of fiscal 2003 and included the press release thereto.

July 30, 2003	Item 5	3Com announced the completion of the sale of its facility in Rolling Meadows, Illinois.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3Com Corporation
(Registrant)

Dated:	October 10, 2003	By:	/s/ Mark Slaven
Mark Slaven
Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)