Form 10-Q
period 2003-11-28
3COM CORP
filed 2004-01-12
CIK 738076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 28, 2003

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

Yes     ☒                                                                                                No     ☐

As of December 26, 2003, 382,603,894 shares of the registrant’s Common Stock were outstanding.

This report contains a total of 44 pages of which this page is number 1.

3Com Corporation

3Com is a registered trademark of 3Com Corporation or its subsidiaries.  XRN is a trademark of 3Com Corporation or its subsidiaries. CommWorks is a registered trademark of UTStarcom, Inc.

PART I.   FINANCIAL INFORMATION

Item 1.          Financial Statements

3Com Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	November 28, 2003	November 29, 2002	November 28, 2003	November 29, 2002

Sales	$181,891	$272,186	$343,770	$541,363

Cost of sales	124,941	134,566	236,876	279,075

Gross margin	56,950	137,620	106,894	262,288

Operating expenses:
Sales and marketing	65,637	60,151	128,244	116,838
Research and development	24,421	28,303	51,348	59,780
General and administrative	21,784	23,704	45,923	48,415
Amortization and write down of intangibles	1,095	5,149	4,482	7,099
Restructuring charges	58,892	57,180	107,516	76,767
(Gain) loss on land and facilities, net	—	(265)	—	887
Total operating expenses	171,829	174,222	337,513	309,786

Operating loss	(114,879)	(36,602)	(230,619)	(47,498)
Loss on investments, net	(12,252)	(7,087)	(12,194)	(18,552)
Interest and other income, net	3,808	3,909	7,752	13,506

Loss from continuing operations before income taxes, equity interest, and cumulative effect of change in accounting principle	(123,323)	(39,780)	(235,061)	(52,544)
Income tax provision (benefit)	1,500	3,715	(4,535)	7,392
Equity interest in loss of unconsolidated joint venture	(12,593)	—	(12,593)	—
Loss from continuing operations before cumulative effect of change in accounting principle	(137,416)	(43,495)	(243,119)	(59,936)
Discontinued operations, net of taxes	(1,565)	(25,018)	(1,856)	(60,711)
Loss before cumulative effect of change in accounting principle	(138,981)	(68,513)	(244,975)	(120,647)
Cumulative effect of change in accounting principle	—	—	—	(45,447)

Net loss	$(138,981)	$(68,513)	$(244,975)	$(166,094)

Basic and diluted loss per share:
Continuing operations before cumulative effect of change in accounting principle	$(0.37)	$(0.12)	$(0.65)	$(0.16)
Discontinued operations	—	(0.07)	(0.01)	(0.17)
Cumulative effect of change in accounting principle	—	—	—	(0.13)

Net loss	$(0.37)	$(0.19)	$(0.66)	$(0.46)

Shares used in computing per share amounts:
Basic and diluted	375,332	359,340	371,606	358,389

See notes to condensed consolidated financial statements.

3Com Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value)	November 28, 2003	May 30, 2003

ASSETS
Current assets:
Cash and equivalents	$443,946	$515,848
Short-term investments	948,410	968,740
Accounts receivable, net	70,905	90,290
Inventories	30,342	27,068
Other current assets	46,469	51,234
Total current assets	1,540,072	1,653,180

Investment in Huawei-3Com joint venture	147,485	—
Property and equipment, net	131,663	248,790
Property and equipment held for sale	44,803	101,283
Deposits and other assets	34,753	43,962
Deferred income taxes	2,398	2,211
Intangible assets, net	7,554	12,035
Goodwill	899	899

Total assets	$1,909,627	$2,062,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102,522	$105,583
Accrued liabilities and other	260,241	233,239
Current portion of debt	—	346
Total current liabilities	362,763	339,168

Other long-term obligations	5,002	4,595

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 990,000 shares authorized; shares outstanding: 380,936 and 367,796, respectively

2,200,352

2,138,016

Notes receivable from sale of warrants	—	(8,421)
Unamortized stock-based compensation

(3,316

)

(1,474

)

Retained deficit	(650,956)	(405,981)
Accumulated other comprehensive loss	(4,218)	(3,543)
Total stockholders’ equity	1,541,862	1,718,597

Total liabilities and stockholders’ equity	$1,909,627	$2,062,360

See notes to condensed consolidated financial statements.

3Com Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
(In thousands)	November 28, 2003	November 29, 2002

Cash flows from operating activities:
Loss from continuing operations, including cumulative effect of change in accounting principle	$(243,119)	$(105,383)
Adjustments to reconcile loss from continuing operations, including cumulative effect of change in accounting principle, to cash provided by (used in) operating activities:
Loss from discontinued operations	(1,856)	(60,711)
Depreciation and amortization	67,897	74,972
Write down of intangibles, including cumulative effect of change in accounting principle	1,905	73,251
Loss on property and equipment	29,848	59,234
Losses on investments, net	12,194	18,552
Equity interest in loss of unconsolidated joint venture	12,593	—
Deferred income taxes	(6)	246
Stock-based expense	1,251	4,883
Changes in current assets and liabilities:
Accounts receivable	19,385	9,266
Inventories	(8,637)	12,567
Other assets	3,454	15,863
Accounts payable	(3,061)	(16,853)
Accrued liabilities and other	23,697	(37,906)
Income taxes payable	3,311	10,763

Net cash provided by (used in) operating activities	(81,144)	58,744

Cash flows from investing activities:
Investment in Huawei-3Com joint venture	(160,000)	—
Purchase of investments	(552,691)	(714,302)
Proceeds from maturities and sales of investments	562,550	453,428
Purchase of property and equipment	(8,232)	(10,777)
Proceeds from sale of property and equipment	99,640	79,944

Net cash used in investing activities	(58,733)	(191,707)

Cash flows from financing activities:
Issuance of common stock	59,242	10,604
Repurchase of common stock	—	(1,548)
Collection of note receivable issued for warrants	8,421	4,211
Repayments of long-term borrowings	(346)	(22,581)
Net repayments on line of credit	—	(70,000)
Other, net	—	71

Net cash provided by (used in) financing activities	67,317	(79,243)

Effect of currency translation	658	843

Decrease in cash and equivalents	(71,902)	(211,363)
Cash and equivalents, beginning of period	515,848	679,055

Cash and equivalents, end of period	$443,946	$467,692

See notes to condensed consolidated financial statements.

3Com Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                                       Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by 3Com Corporation (3Com or the Company), pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of 3Com’s financial position as of November 28, 2003 and May 30, 2003, its results of operations for the three and six months ended November 28, 2003 and November 29, 2002, and its cash flows for the six months ended November 28, 2003 and November 29, 2002.

On May 23, 2003, 3Com completed the sale of its CommWorks business unit and transferred selected assets and liabilities to UTStarcom, Inc.  Accordingly, the financial information included herein for the three and six months ended November 29, 2002 has been restated to reflect CommWorks’ results of operations as a discontinued operation.

3Com uses a 52 or 53-week fiscal year ending on the Friday nearest to May 31. The results of operations for the three and six months ended November 28, 2003 may not be indicative of the results to be expected for the fiscal year ending May 28, 2004.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in 3Com’s Annual Report on Form 10-K for the fiscal year ended May 30, 2003.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 is effective for fiscal periods beginning after June 15, 2003; for 3Com, EITF 00-21 became effective for the second quarter of fiscal 2004. 3Com’s historical revenue recognition policies and practices conform to the requirements of EITF 00-21 and, thus, the adoption of EITF 00-21 did not have a material effect on 3Com’s  financial position or results of operations.

2.                                       Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation,” 3Com has elected to follow Accounting Principles Board (APB) Opinion 25 and related Interpretations in accounting for stock-based awards to employees.  Under APB Opinion 25, 3Com generally recognizes no compensation expense with respect to granting of such stock option awards.

Pro forma information regarding net income and earnings per share is required by SFAS 123. This information is required to be determined as if 3Com had accounted for its stock-based awards to employees, including grants of employee stock options and rights to purchase shares under the Employee Stock Purchase Plan (ESPP), under the fair value method of that Statement.

As of November 28, 2003, and November 29, 2002, the expected average life of employee stock options (ESO) was estimated at approximately one and a half years after the vesting date, and the expected average life of purchase rights granted under the ESPP was estimated at six months from the subscription date. The fair values of options granted during the second quarter of fiscal 2004 and 2003 and the first six months of fiscal 2004 and 2003, and the fair values of purchase rights granted under the ESPP during those periods, have been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions, and resulting in the following per-share fair values:

	Three Months Ended		Six Months Ended
	November 28, 2003	November 29, 2002	November 28, 2003	November 29, 2002

Volatility-ESO	66.0%	67.0%	67.0%	67.0%
Volatility-ESPP	45.0%	49.0%	45.0%	49.0%
Risk-free interest rate-ESO	2.7%	2.6%	2.6%	2.6%
Risk-free interest rate-ESPP	1.0%	1.4%	1.0%	1.4%
Dividend yield-ESO and ESPP	0.0%	0.0%	0.0%	0.0%
Per-share fair value of options granted under ESO	$3.21	$2.15	$2.75	$2.31
Per-share fair value of purchase rights granted under ESPP	$1.79	$1.54	$1.79	$1.54

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

The following table illustrates the effect on net loss and net loss per share if 3Com had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. For purposes of these pro forma disclosures, the estimated fair value of the options is assumed to be amortized over the applicable vesting periods.

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	November 28, 2003	November 29, 2002	November 28, 2003	November 29, 2002

Net loss as reported	$(138,981)	$(68,513)	$(244,975)	$(166,094)
Add stock-based compensation included in reported net loss	953	3,297	1,251	4,883
Deduct total stock-based compensation determined under the fair value-based method	(5,412)	(9,021)	(10,689)	(24,500)
Pro forma net loss	$(143,440)	$(74,237)	$(254,413)	$(185,711)

Net loss per share-basic and diluted:
As reported	$(0.37)	$(0.19)	$(0.66)	$(0.46)
Pro forma	(0.38)	(0.21)	(0.68)	(0.52)

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

In response to further revenue declines and continuing net losses, 3Com has taken additional measures to reduce costs in fiscal 2004. These actions include a reduction in workforce,  outsourcing of the Company’s remaining manufacturing operations in Dublin, Ireland, and continuing efforts to consolidate  and dispose of excess facilities.

Accrued liabilities associated with restructuring charges are classified as current, since 3Com intends to satisfy such liabilities in cash in the current year, and are included in the caption “accrued liabilities and other” in the accompanying condensed consolidated balance sheets.

Fiscal 2004 Actions

The following table provides a summary of the components of accrued restructuring charges related to the restructuring actions initiated in the first and second quarters of fiscal 2004, together with changes in the accrued amounts during the first and second quarters of fiscal 2004 and the ending balances of the associated accrued liabilities as of November 28, 2003 (in thousands):

	Employee Separation Expenses	Long-term Asset Write-downs	Facilities- related Charges	Other Restructuring Costs	Total
Balance at May 30, 2003	$—	$—	$—	$—	$—
Provision	8,266	—	34,952	5,200	48,418
Payments and non-cash charges	(4,278)	—	(34,952)	(10)	(39,240)
Balance at August 29, 2003	3,988	—	—	5,190	9,178
Provision	22,986	1,524	28,894	65	53,469
Payments and non-cash charges	(8,843)	(1,524)	(28,316)	(65)	(38,748)

Balance at November 28, 2003	$18,131	$—	$578	$5,190	$23,899

Employee separation expenses include severance pay, outplacement services, medical and other related benefits.  The reduction in workforce mainly affected employees involved with the Dublin manufacturing operations, and also affected employees in sales and marketing, research and development, and general and administrative functions. Through November 28, 2003, the total reduction in workforce associated with actions initiated during fiscal 2004 includes approximately 200 employees who have been separated or were in the separation process, and approximately 600 additional employees who have been notified but have not yet worked their last day. Also, through November 28, 2003, total separation payments associated with actions initiated during fiscal 2004 have been approximately $12.5 million.

Long-term asset write-downs include assets that no longer support the continuing operations of 3Com.

Facilities-related charges include write downs and accelerated depreciation of properties, including properties that were classified as held for sale prior to fiscal 2004, as well as expenses related to lease terminations. In the first quarter of fiscal 2004, 3Com recorded $35.0 million in facilities-related charges, including $17.5 million for an impairment and accelerated depreciation of its Dublin manufacturing facility, an $11.2 million write down of a Santa Clara, California facility, $5.5 million of accelerated depreciation of an additional Santa Clara facility due to 3Com’s plan to vacate the facility and move to a smaller Santa Clara facility already owned by the Company, and a loss of $1.1 million related to the sale of its Rolling Meadows, Illinois facility in the first quarter of fiscal 2004. These charges were offset by credits of $0.3 million related to fair value adjustments of properties classified as held for sale prior to fiscal 2004. In the second quarter of fiscal 2004, 3Com recorded $28.9 million of facilities-related charges, including $25.5 million of accelerated depreciation related to its Dublin and Santa Clara facilities referred to above, a $1.4 million loss on the sale of certain other Santa Clara properties, charges of $1.4 million related to fair value adjustments of properties classified as held for sale prior to fiscal 2004, and $0.6 million related to estimated lease termination costs.

Other restructuring costs relate mainly to estimated obligations associated with 3Com’s outsourcing of its manufacturing operations in Dublin.

Fiscal 2003 Actions

The following table provides a summary of the components of accrued restructuring charges related to the restructuring actions initiated in fiscal 2003, together with changes in the accrued amounts during the first and second quarters of fiscal 2004 and the ending balances of the associated accrued liabilities as of November 28, 2003 (in thousands):

	Employee Separation Expenses	Facilities- related Charges	Total
Balance at May 30, 2003	$4,517	$2,341	$6,858
Provision (benefit)	(803)	170	(633)
Payments	(987)	(268)	(1,255)
Balance at August 29, 2003	2,727	2,243	4,970
Provision	460	1,709	2,169
Payments	(44)	(803)	(847)

Balance at November 28, 2003	$3,143	$3,149	$6,292

The net benefit and additional charges recorded in the first and second quarters, respectively, of fiscal 2004 for employee separation expenses relate to revisions of previous estimates of employee separation expenses.  Through November 28, 2003, the total reduction in workforce associated with actions initiated during fiscal 2003 included 400 employees in the product development, sales, customer support, and general and administrative functions. Also, through November 28, 2003, total separation payments associated with actions initiated during fiscal 2003 have been approximately $17.0 million.

Facilities-related charges in the first and second quarters of fiscal 2004 relating to restructuring actions initiated in fiscal 2003 were the result of revisions in estimates of lease termination costs.

Fiscal 2001 and Fiscal 2002 Actions

The following table provides a summary of the components of accrued restructuring charges related to the restructuring actions initiated in fiscal 2001 and fiscal 2002, together with changes in the accrued amounts during the first and second quarters of fiscal 2004 and the ending balances of the associated accrued liabilities as of November 28, 2003 (in thousands):

	Long-term Asset Write-downs	Facilities- related Charges	Other Restructuring Costs	Total
Balance at May 30, 2003	$—	$6,380	$1,231	$7,611
Provision	—	824	15	839
Payments	—	(1,365)	(676)	(2,041)
Balance at August 29, 2003	—	5,839	570	6,409
Provision	916	2,336	2	3,254
Payments and non-cash charges	(916)	(1,054)	(490)	(2,460)
Balance at November 28, 2003	$—	$7,121	$82	$7,203

Additional long-term asset write-downs were related to assets previously used for manufacturing operations that were outsourced in fiscal 2002. Additional facilities-related charges were the result of revisions in estimates of lease termination costs. Activity related to other restructuring costs primarily reflected payments to suppliers and contract breakage fees.

4.                                       Comprehensive Loss

The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 28, 2003	November 29, 2002	November 28, 2003	November 29, 2002

Net loss	$(138,981)	$(68,513)	$(244,975)	$(166,094)

Other comprehensive income (loss):
Net unrealized gain (loss) on investments	(310)	482	(1,333)	94
Change in accumulated translation adjustments	641	(502)	658	873

Total comprehensive loss	$(138,650)	$(68,533)	$(245,650)	$(165,127)

5.                                       Net Loss Per Share

The following table presents the calculation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	November 28, 2003	November 29, 2002	November 28, 2003	November 29, 2002

Loss from continuing operations before cumulative effect of change in accounting principle	$(137,416)	$(43,495)	$(243,119)	$(59,936)
Loss from discontinued operations	(1,565)	(25,018)	(1,856)	(60,711)
Cumulative effect of change in accounting principle	—	—	—	(45,447)
Net loss	$(138,981)	$(68,513)	$(244,975)	$(166,094)

Weighted average shares-basic	375,332	359,340	371,606	358,389
Effect of dilutive securities:
Employee stock options	—	—	—	—
Restricted stock	—	—	—	—
Weighted average shares-diluted	375,332	359,340	371,606	358,389

Net loss per share-basic and diluted:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.37)	$(0.12)	$(0.65)	$(0.16)
Loss from discontinued operations	—	(0.07)	(0.01)	(0.17)
Cumulative effect of change in accounting principle	—	—	—	(0.13)
Net loss	$(0.37)	$(0.19)	$(0.66)	$(0.46)

Employee stock options and restricted stock totaling 8.9 million shares, 2.8 million shares, 5.8 million shares, and 3.0 million shares for the three months ended November 28, 2003 and November 29, 2002 and the six months ended November 28, 2003 and November 29, 2002, respectively, were not included in the diluted weighted average shares calculation as the effects of these securities were anti-dilutive.

6.                                       Inventories

Inventories consist of (in thousands):

	November 28, 2003	May 30, 2003

Finished goods	$17,920	$15,891
Work-in-process	4,330	3,228
Raw materials	8,092	7,949

Total	$30,342	$27,068

7.                                       Investment in Unconsolidated Joint Venture

On November 17, 2003, 3Com formed the Huawei-3Com Joint Venture (H-3C) with a subsidiary of Huawei Technologies, Ltd. (Huawei). H-3C will be domiciled in Hong Kong with principal operations in Hangzhou, China. At the time of formation, 3Com contributed cash of $160.0 million, assets related to its operations in China and Japan with a carrying value of $0.1 million, and licenses related to certain intellectual property in exchange for 49 percent of the outstanding common shares of H-3C. 3Com recorded its initial investment in H-3C at $160.1 million, reflecting 3Com’s carrying value for the assets contributed in exchange for the common shares received. Huawei contributed its enterprise networking business assets, including Local Area Network switches and routers, engineering and sales and marketing resources and personnel, and licenses to its related intellectual property in exchange for a 51 percent ownership interest.

Two years after formation of H-3C, 3Com has the one-time option to purchase an additional two percent ownership interest from Huawei for an amount not to exceed $28 million. Three years after formation of H-3C, 3Com and Huawei each have the right to purchase all of the other partner’s ownership interest through a bid process.

3Com accounts for its investment in H-3C under the equity method. Under this method, 3Com records its proportionate share of H-3C’s net income or loss based on the most recently available quarterly financial statements of H-3C. Since H-3C has adopted a calendar year basis of reporting, 3Com will report its equity in H-3C’s net income or loss for the calendar quarter ending December 31, 2003 in the Company’s financial statements for the third quarter of fiscal 2004.  Prospectively, the Company will continue to report its equity in H-3C’s net income or loss based on H-3C’s most recent quarterly financial statements, two months in arrears. At the time of formation of H-3C, 3Com recorded a charge of $12.6 million representing 3Com’s ownership share (49 percent) of the value attributed to in-process technology contributed to H-3C by Huawei that had not yet reached technological feasibility and had no alternative future use. This charge was included in 3Com’s results of operations for the second quarter and first six months of fiscal 2004 under the caption “Equity interest in loss of unconsolidated joint venture.”

Summarized balance sheet information for H-3C as of the date of its formation on November 17, 2003 was as follows (in thousands):

November 17, 2003
Current assets	$160,000
Non-current assets	207,088
Current liabilities	—
Non-current liabilities	—

3Com and H-3C are parties to agreements for the sale of certain products from 3Com to H-3C as well as from H-3C to 3Com. In addition, 3Com provides certain services to H-3C related to warranty for its products sold to H-3C, as well as information technology services. Transactions and outstanding balances between 3Com and H-3C for the three months ended November 28, 2003 and as of November 28, 2003, were not material.

8.                                       Property and Equipment

In November 2003, 3Com completed the sale of certain properties in Santa Clara that were classified as held for sale as of May 30, 2003.  These properties, consisting of approximately 876,000 square feet of office and manufacturing space and related furniture and fixtures, previously had been used by 3Com in its administrative, customer service, research and development, and manufacturing activities. Net proceeds from the sale were $62.4 million, resulting in a loss on the sale of $1.4 million that was recorded in restructuring charges in the second quarter of fiscal 2004.

In connection with 3Com’s plans to discontinue its manufacturing operations as discussed in Note 3, 3Com classified certain land and facilities located in Dublin as held for sale at the end of the second quarter of fiscal 2004. The carrying value of such properties was approximately $27.5 million as of November 28, 2003.

Also, as a result of 3Com’s workforce reductions and relocation of its headquarters from Santa Clara to Marlborough, Massachusetts during fiscal 2004, the Company has excess office space in several buildings it owns in Santa Clara.  During the first quarter of fiscal 2004, 3Com decided to consolidate its office space and relocate from its current locations into a smaller, vacant facility that was classified as held for sale as of May 30, 2003, and had a carrying value of $10.1 million. Due to this decision, 3Com reclassified this previously held-for-sale facility as held for use. No impairment charge was recorded as a result of this reclassification because the carrying value of the facility, which reflected fair value, was less than what the net book value would have been had depreciation continued on the facility during the period it was classified as held for sale.

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

9.                                       Intangible Assets, Net

Intangible assets, net, consist of (in thousands):

	November 28, 2003	May 30, 2003

Developed and core technology, gross	$37,138	$42,574
Accumulated amortization	(29,584)	(30,619)
Net developed and core technology	7,554	11,955

Customer relationships, gross	420	476
Accumulated amortization	(420)	(396)
Net customer relationships	—	80

Total net intangible assets	$7,554	$12,035

In the first quarter of fiscal 2004, 3Com recorded an impairment of intangible assets, consisting mainly of developed and core technology, associated with its acquisition of the Gigabit Ethernet network interface card business of Alteon Websystems in fiscal 2001. 3Com determined the amount of the impairment by comparing the carrying value of the intangible assets against the fair value, which was estimated as the present value of expected future net cash flows discounted at a rate of ten percent per year. The impairment resulted from reduced revenue and gross margin projections as compared to the initial projections at the time of the acquisition, due to the earlier-than-expected end of life of an acquired product. As a result of the impairment analysis, 3Com recorded a write down of $1.9 million, which is included in the caption “Amortization and write down of intangibles” in the condensed consolidated statements of operations for the six months ended November 28, 2003.

Based on the carrying value of 3Com’s intangible assets as of November 28, 2003, amortization expense is expected to be $2.2 million for the second half of fiscal 2004, $3.5 million for fiscal 2005, and $1.9 million for fiscal 2006.

10.                                 Accrued Warranty and Other Guarantees

Products are sold with varying lengths of warranty ranging from 90 days to the lifetime of the products.   Allowances for estimated warranty costs are recorded in the period of sale, based on historical experience related to product failure rates and actual warranty costs incurred during the applicable warranty period. Also, on an ongoing basis, 3Com assesses the adequacy of its allowances related to warranty obligations recorded in previous periods and may adjust the balances to reflect actual experience or changes in future expectations.

The following table summarizes the activity in the allowance for estimated warranty costs for the six months ended November 28, 2003 and November 29, 2002 (in thousands):

	First six months of 2004	First six months of 2003
Accrued warranty, May 30, 2003 and May 31, 2002, respectively	$44,775	$53,289
Cost of warranty claims	(17,494)	(22,135)
Accruals for warranties issued during the period	17,481	15,585
Adjustments to preexisting warranties	(23)	2,838
Net change associated with discontinued operations	—	(1,878)
Accrued warranty, November 28, 2003 and November 29, 2002, respectively	$44,739	$47,699

In prior years, 3Com entered into several agreements whereby it had sold product to resellers who had, in turn, sold the product to others, and 3Com has guaranteed the payments of the end users. If all end users under these agreements were to default on their payments as of November 28, 2003, 3Com would be required to pay approximately $7.5 million. However, since deferred revenue and other associated accruals related to such sales approximate the guaranteed amounts, any payments resulting from end user defaults would not have a material impact on 3Com’s results of operations.

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

Additional amounts could also be owed for obligations relating to various facilities that 3Com has or is in the process of vacating. As of November 28, 2003, 3Com’s liabilities included $12.4 million related to such obligations, including $5.2 million that was recorded as a charge to restructuring costs during the first quarter of fiscal 2004.

11.                                 Stock Plans

In September 2003, 3Com’s stockholders approved the Company’s 2003 Stock Plan (the new plan), which replaced the 1983 Stock Option Plan, the 1994 Stock Option Plan, the Director Plan, and the Restricted Stock Plan (the prior plans) for all stock awards granted subsequent to the approval date. In connection with the approval of the new plan, 3Com cancelled all shares available for issuance under the prior plans (other than those shares underlying outstanding awards), which included approximately 128 million shares at the time of approval; at the same time, 20 million shares were reserved for issuance under the new plan.

In addition, stockholders approved an increase of five million shares available for issuance under the Company’s 1984 Employee Stock Purchase Plan.

12.                                 Business Segment Information

During fiscal 2003, 3Com reported its continuing operations in three segments. Two of these segments—Enterprise Networking and Connectivity—represented ongoing business lines, and the third segment related to products that were exited prior to fiscal 2003. Effective for fiscal 2004, 3Com streamlined its management and operating structure, and merged its previous multiple operating segments into a single, integrated enterprise networking business. As a result, 3Com now presents financial information related to its business on the basis of a single segment.

Presented below are 3Com’s sales by geography (in thousands):

	Three Months Ended		Six Months Ended
	November 28, 2003	November 29, 2002	November 28, 2003	November 29, 2002

Americas	$60,924	$119,211	$129,527	$247,358
Europe, Middle East, & Africa	87,979	112,100	151,798	209,403
Asia Pacific Rim	32,988	40,875	62,445	84,602
	$181,891	$272,186	$343,770	$541,363

13.                                 Litigation

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

On May 30, 2003, PCTEL filed suit against 3Com in the Superior Court of the State of California in and for the County of Santa Clara, CV  817522, alleging violations of California unfair competition laws seeking damages and injunctive relief.  3Com removed the action to the United States District Court for the Northern District of California on July 3, 2003 and it was assigned Civil Action Number C 03 3124. On December 12, 2003, PCTEL voluntarily dismissed this suit without prejudice.

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

On April 28, 1997, Xerox Corporation (Xerox) filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corporation in the United States District Court for the Western District of New York.  3Com completed its acquisition of  these companies on June 14, 1997.  The case is now captioned Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corporation, Palm Computing, Inc., and Palm, Inc. (Civil Action Number 97-CV-6182T).  Xerox alleged willful infringement of United States Patent Number 5,596,656, entitled “Unistrokes for Computerized Interpretation of Handwriting.”  Xerox sought to recover damages and to permanently enjoin the defendants from infringing the patent in the future.  In 2000, the District Court dismissed the case, ruling that there was no infringement.  On appeal, the Court of Appeals for the Federal Circuit affirmed-in-part, reversed-in-part and remanded the case to the District Court for further action.  On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the patent is valid, enforceable, and infringed.  The defendants then filed a Notice of Appeal.  On February 22, 2002, the District Court denied Xerox’s motion for an injunction prohibiting further alleged infringement during the appeal and ordered the defendants to post a bond in the amount of $50 million.  Xerox then appealed the denial of the injunction.  On February 20, 2003, the Court of Appeals issued its decision affirming in part and reversing in part the order of the trial court.  The Court of Appeals affirmed the grant of summary judgment of infringement, reversed the grant of summary judgment of validity and remanded the case to the trial court to conduct a complete validity analysis.  In connection with the separation of Palm from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement, dated February 26, 2000, between 3Com and Palm, Palm (since renamed palmOne) agreed to indemnify and hold 3Com harmless for any damages or losses that might arise out of the Xerox litigation.

On September 25, 2000 Northrop Grumman Corporation (Northrop) filed suit in the United States District Court for the Eastern District of Texas, Civil Action No. 1:00CV-652, against Intel Corporation, 3Com Corporation, Xircom, Inc., D-Link Systems, Inc. and The Linksys Group, Inc. alleging infringement of United States Patent Number 4,453,229 which was issued in 1982.  Based on the trial court’s claim construction after a Markman Hearing on June 8, 2001, and after briefing by the parties, the trial court entered a judgment of noninfringement in favor of defendants 3Com and Linksys Group, Inc., from which Northrop appealed.  On March 31, 2003, the United States Court of Appeals for the Federal Circuit issued its ruling reversing the order of the trial court and remanding the case back to the trial court for further proceedings. 3Com and Northrop settled this matter in the first quarter of fiscal 2004.

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

This quarterly report on Form 10-Q contains forward-looking statements.  These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

•                  Financial position and results of operations, including income from continuing operations, general and administrative expense, amortization expense, and total operating expenses;

•                  Expected quarterly reductions of cost of sales and operating expenses resulting from restructuring activities, including the impact on cash from operations;

•                  Cash flow from operating activities and our ability to satisfy anticipated cash requirements for the next twelve months;

•                  Sales growth, enhancement of our direct sales, service and support capabilities and the development of new sales channels;

•                  Increased revenue and the sources and concentration of revenue;

•                  Accounting treatment of our share of the net income / loss of the Huawei-3Com joint venture;

•                  Channel inventory levels;

•                  Development and expansion of our products and solutions and those of the Huawei-3Com joint venture, our sourcing of products from original equipment manufacturers and the Huawei-3Com joint venture, and our product mix, including the declining sales of our connectivity products;

•                  Relationships with suppliers and strategic partners, including increased reliance on strategic relationships;

•                  Consolidation of operations and the disposal of excess facilities;

•                  Activities of 3Com Ventures, including capital call payments to certain venture capital funds;

•                  Our restructuring and cost-reduction efforts, including facilities-related charges and severance costs and the effects of our restructuring efforts;

•                  Sources of competition;

•                  Prospects regarding certain litigation matters;

•                  Research and development efforts, including our investment in new technologies;

•                  Obligations related to leases, royalty and patent licensing arrangements and other commitments and liabilities;

•                  Outsourcing of all remaining internal manufacturing operations and outsourcing of information technology activities and other functions and operations, such as product testing and shipping; and

•                  Results of the relocation of corporate headquarters and certain management functions, and the relocation of other functions, including development, administrative and transaction processing functions

You can identify these and other forward-looking statements by the use of words such as “may,” “will,”

“should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Business Environment and Industry Trends.  All forward-looking statements included in this document are based on our assessment of information available to us at the time this report is filed.  We undertake no obligation to update any forward-looking statements.

Overview

In the fourth quarter of fiscal 2001, we undertook several broad initiatives aimed at increasing revenue and reducing costs in an attempt to return 3Com to profitability. These initiatives included exiting certain product lines that were not expected to yield a satisfactory return on investment in the near term, and resulted in restructuring charges of $154.9 million in fiscal 2001. Excluding these exited product lines and our CommWorks business unit that we sold in fiscal 2003, our continuing operations included two business units—Business Connectivity Company (BCC) and Business Networks Company (BNC). These business units operated throughout all of fiscal 2002. During fiscal 2002, we continued to experience declining revenue. As a response to this decline, we undertook additional measures to further reduce costs, including headcount reductions, long term asset retirements, and outsourcing manufacturing operations; these measures led to restructuring charges of $109.0 million in fiscal 2002.

In the first quarter of fiscal 2003, as our revenue and overall financial performance continued to decline, we undertook several additional broad initiatives to achieve further cost savings. The first of these actions included the integration of certain central functions of BCC and BNC in order to achieve cost savings, and restructuring charges resulted from this action. This integration did not substantially change our management and operating structure, however, and we continued to operate on the basis of two separate business units (excluding exited product lines and the CommWorks business unit as discussed above). In fiscal 2003, our business units were (1) Connectivity, which included the majority of products previously managed under BCC, and (2) Enterprise Networking, which included all of the products previously managed under BNC as well as certain wireless and security offerings that were formerly part of BCC. Other actions pursued in fiscal 2003 were headcount reductions, outsourcing of certain information technology (IT) functions, and continuing efforts to sell excess facilities. All of these actions generated restructuring charges, totaling $184.9 million in fiscal 2003, but also resulted in reductions of ongoing sales and marketing, research and development, and general and administrative expenses for fiscal 2003 as compared to fiscal 2002.

In fiscal 2004, we are taking a number of steps with the objective of restoring 3Com to profitability.  To increase revenues, we are expanding our product portfolio to include more Layer 3-plus and higher end products, a full line of modular switches and routers, and a higher-end Voice-over-Internet Protocol (IP) offering.  In addition, as described in more detail below, we have formed the Huawei-3Com Joint Venture (H-3C) with Huawei Technologies, Ltd., which will allow us to expand our product portfolio further to include router and modular switching products.  We believe that such an expanded product portfolio will allow us to deliver converged voice and data networking solutions not only to our traditional customers but also to larger and multi-site enterprises.  Also, in order to drive sales of these higher end products, we are enhancing our direct touch sales, service and support capabilities, as well as developing new channels, such as system integrators and service providers.

We believe that we have begun to see the impact of some of these efforts. Revenue in the second quarter of fiscal 2004 increased 12 percent sequentially. Part of this increase was attributable to certain router and switch products that we sourced from Huawei prior to the launch of our joint venture with Huawei, discussed further below. Going forward, these router and switch products will be sourced from the joint venture, but we will continue to maintain a reseller’s agreement with Huawei for other products. The increase in sales was also attributable to both pricing actions taken in the previous quarter that stimulated sales, as well as the fact that the previous quarter is seasonally a slower quarter in our international regions. On a geographic basis, our revenue growth in the second quarter of fiscal 2004 was driven largely by increased sales in our Europe, Middle East & Africa (EMEA) region, and to a smaller extent in our Asia Pacific Rim (APR) region. Partially offsetting these increases was a sequential decrease in domestic sales. This sequential decrease was partly due to the fact that the second quarter is seasonally a weaker quarter in the domestic market.

Other efforts are focused on reducing expenses. These efforts include creating a simplified business model. Effective for fiscal 2004, we have combined the operations of our former Enterprise Networking and Connectivity business units, and now manage and report our operations as a single, integrated business. The Connectivity products, while still part of our product portfolio, are decreasing as a percentage of total revenue. The products formerly associated with the Enterprise Networking segment, managed from Marlborough, Massachusetts, are therefore increasing in importance. Our decision that was announced in May 2003 to move our corporate headquarters from Santa Clara, California to Marlborough was, in part, due to this trend. We expect that the relocation of our corporate headquarters and certain management functions to Marlborough will enable us to run the business more effectively and efficiently.

In June 2003, we announced a reduction in workforce, most of which will impact general and administrative expenses.  In addition, we are relocating transaction processing functions to lower cost locations.  In September 2003, we announced an additional reduction of approximately one-third of our workforce. The majority of the employees impacted by this reduction in workforce are involved in manufacturing operations in Dublin, Ireland; we plan to discontinue such internal manufacturing operations and outsource them to contract manufacturers during the third quarter of fiscal 2004. Also impacted by this reduction in workforce are certain product development functions that will be moved to lower-cost locations by the end of fiscal 2004.

As a result of our restructuring efforts as described above, including primarily the actions announced in both June and September of 2003, we recorded restructuring charges of $107.5 million in the first six months of fiscal 2004.  In addition, we expect to record additional restructuring charges associated with these actions of approximately $29 million in the third quarter of fiscal 2004.  These actual and expected charges include the following main components:

•                  $52 million for facilities-related, severance and other costs related to the outsourcing of the Company’s remaining manufacturing operations in Dublin and other reductions in the supply chain workforce;

•                  $67 million for other facilities-related costs; and

•                  $15 million for other severance costs.

As a result of the aforementioned fiscal 2004 restructuring actions and related charges, and based on our current projections for revenues, costs and expenses, which are subject to significant uncertainty, we expect that cost of sales and operating expenses will be reduced by approximately $4 million per quarter and $10 million per quarter, respectively, which effects will not be fully realized until the fourth quarter of fiscal 2004. The expected reduction in cost of sales reflects the fact that a portion of the direct costs that we will avoid by outsourcing our manufacturing operations in Dublin will be incurred in the future as costs of products procured from contract manufacturers instead. In addition to the aforementioned expected reductions in costs and expenses associated with our restructuring actions announced to date, we believe that we must further reduce total operating expenses over the next several quarters to be less than $100 million per quarter, as compared to $171.8 million for the most recent quarter, in order to achieve profitability.

In November 2003, we formed H-3C with Huawei. At the time of formation, we contributed $160.0 million in cash, assets with a carrying value of $0.1 million related to our China and Japan operations, and licenses to certain intellectual property in exchange for a 49 percent ownership interest.  Huawei contributed its enterprise networking business assets, including Local Area Network (LAN) switches and routers, engineering and sales and marketing resources and personnel, and licenses to its related intellectual property in exchange for a 51 percent ownership interest. Two years after formation of H-3C, we have the one-time option to purchase an additional two percent ownership interest from Huawei for an amount not to exceed $28 million. Three years after formation of H-3C, 3Com and Huawei each have the right to purchase all of the other partner’s ownership interest through a bid process.

H-3C will sell its own products, as well as products it purchases directly from us and Huawei, in China and Japan under H-3C brand, Huawei-3Com. Outside of China and Japan, we will be offering for resale H-3C’s products under the 3Com® brand. Through this reseller agreement, we will be expanding our product line to include router products and modular switching products. The addition of these products to our product portfolio will increase the size of the market opportunity for which we may now compete.

We account for our investment in H-3C under the equity method. At the time of formation of H-3C, we recorded a charge of $12.6 million representing our ownership share (49 percent) of the value attributed to in-process technology contributed to H-3C by Huawei that had not yet reached technological feasibility and had no alternative future use. This charge was included in our results of operations for the second quarter and first six months of fiscal 2004 under the caption “Equity interest in loss of unconsolidated joint venture.” Prospectively, from the date of formation, we will record our proportionate share of H-3C’s net income or loss based on the most recently available quarterly financial statements of H-3C. Since H-3C has adopted a calendar year basis of reporting, we will report our equity in H-3C’s net income or loss for the calendar quarter ending December 31, 2003 in our financial statements for the third quarter of fiscal 2004.  Thereafter, we will continue to report our equity in H-3C’s net income or loss based on H-3C’s most recent quarterly financial statements, two months in arrears. As H-3C is in the initial stages of its operations, we do not expect the impact of H-3C’s results to significantly affect our results of operations for the next two to three quarters.

We expect that some of the steps that we are taking will result in ongoing downward pressure on income from continuing operations in the near term.  For example, we are incurring significant charges for severance costs and write downs of excess facilities related to the reductions of workforce and the closing of our manufacturing operations. In addition, as we transition our business in China and Japan to H-3C, there may be a disruption in volumes, as well as lower average selling prices since we expect the pricing of products sold to H-3C under an original equipment manufacturer (OEM) agreement to be lower than the pricing of products sold through the distribution channels.  Further, general and administrative expenses will be affected by relocation and recruiting costs associated with the ongoing relocation of key corporate functions from Santa Clara to Marlborough. However, we believe that the steps that we are taking are appropriate at this time and fully consistent with our goals of increasing revenues and restoring profitability over the longer term.

The assumptions underlying our planned actions in fiscal 2004 could prove to be inaccurate.  If current economic conditions deteriorate, or if our actions are not successful in achieving our goals, there could be additional adverse impacts on our financial position, revenues, profitability or cash flows.  In that case, we might need to modify our strategic focus and restructure our business again to realign our resources and achieve additional cost and expense savings.

For information regarding our Critical Accounting Policies, we refer the reader to our annual report on Form 10-K for the year ended May 30, 2003.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in our condensed consolidated income statements:

	Three months ended		Six months ended
	November 28, 2003	November 29, 2002	November 28, 2003	November 29, 2002

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.7	49.4	68.9	51.5
Gross margin	31.3	50.6	31.1	48.5
Operating expenses:
Sales and marketing	36.1	22.1	37.3	21.6
Research and development	13.4	10.4	14.9	11.0
General and administrative	12.0	8.7	13.4	8.9
Amortization and write down of intangibles	0.6	1.9	1.3	1.3
Restructuring charges	32.4	21.0	31.3	14.2
(Gain) loss on land and facilities, net	—	(0.1)	—	0.2
Total operating expenses	94.5	64.0	98.2	57.2
Operating loss	(63.2)	(13.4)	(67.1)	(8.7)
Loss on investments, net	(6.7)	(2.6)	(3.5)	(3.4)
Interest and other income, net	2.1	1.4	2.2	2.4
Loss from continuing operations before income taxes, equity interest, and cumulative effect of change in accounting principle	(67.8)	(14.6)	(68.4)	(9.7)
Income tax provision (benefit)	0.8	1.4	(1.3)	1.4
Equity interest in loss of unconsolidated joint venture	(6.9)	—	(3.7)	—
Loss from continuing operations before cumulative effect of change in accounting principle	(75.5)	(16.0)	(70.8)	(11.1)
Discontinued operations, net of tax	(0.9)	(9.2)	(0.5)	(11.2)
Loss before cumulative effect of change in accounting principle	(76.4)	(25.2)	(71.3)	(22.3)
Cumulative effect of change in accounting principle	—	—	—	(8.4)

Net loss	(76.4%)	(25.2%)	(71.3%)	(30.7%)

Sales

Sales in the second quarter of fiscal 2004 totaled $181.9 million, a decrease of $90.3 million, or 33 percent, compared to the same quarter one year ago. Sales in the first six months of fiscal 2004 totaled $343.8 million, a decrease of $197.6 million, or 36 percent, compared to the same quarter one year ago.

Sales of our desktop, mobile, and server connectivity products in the second quarter and first six months of fiscal 2004 decreased $50.6 million and $84.0 million, respectively, compared to the same periods one year ago. The decrease in sales of connectivity products as compared to the same periods one year ago was partially attributable to the recognition of $15.0 million of royalty revenue from a paid-up license resulting from settlement of litigation with Xircom, Inc. in the second quarter of fiscal 2003, and no such royalty revenue was included in the current year. The remainder of the decrease in sales of connectivity products was due to lower volumes, lower average selling prices, and an unfavorable shift in product mix towards lower-priced products.  We believe the lower volumes resulted from a shift in technology towards alternative products; overall unit sales decreased approximately 23 percent as compared to the same quarter one year ago, and 35 percent as compared to the same six-month period one year ago. Also reflected in the decrease in sales were declining overall average selling prices of approximately 40 percent as compared to the same quarter one year ago, and 26 percent as compared to the same six-month period one year ago, reflecting the net effect of both declining average selling prices and an unfavorable shift in product mix. We anticipate that sales of connectivity products will decline approximately 30 percent sequentially in the third quarter of fiscal 2004, or approximately $9.0 million, due to both reduced demand for our product offerings and increasing pricing pressures.

Sales of our enterprise networking infrastructure product lines in the second quarter and first six months of fiscal 2004 decreased $30.1 million and $90.1 million, respectively, compared to the same periods one year ago. This decrease was driven by increased price competition and a shift in mix towards lower priced products. While sales of most enterprise data products declined, we saw an increase in sales of our Gigabit Ethernet LAN switch offerings. Also included in these net decreases were increases in the second quarter and first six months of fiscal 2004 in sales of approximately $4.7 million and $5.6 million, respectively, of modular switch products and router products sourced from Huawei.

Sales of our voice products in the second quarter and first six months of fiscal 2004 decreased $8.9 million and $15.4 million, respectively, which was the result of both increased market competition as well as delays in introducing more competitive product offerings.

As compared to the same six-month period one year ago, sales of services decreased $2.4 million due to lower maintenance contract renewals, and sales declined an additional $5.7 million due to the prior period’s recognition of revenue related to exited products that was deferred as of the end of fiscal 2002. Subsequent to the first quarter of fiscal 2003, there was no significant revenue recognized associated with sales of such products. Sales related to services and exited products declined a combined $0.7 million in the second quarter of fiscal 2004 compared to the same quarter one year ago.

By Geography. In the second quarter of fiscal 2004, U.S. sales decreased 53 percent and international sales decreased 22 percent compared to the same period one year ago. In the first six months of fiscal 2004, U.S. sales decreased 51 percent and international sales decreased 28 percent compared to the same period one year ago. With respect to the product lines discussed above, the decline in connectivity products as compared to the same periods one year ago was most pronounced in the domestic market—which included the entirety of the $15.0 million decline in royalty revenue discussed above—as well as the EMEA and Americas (which excludes the U.S.) regions. Declines in sales of enterprise data and voice products as compared to the same periods one year ago impacted all regions, but were more pronounced in our domestic market. There was no significant geographic variation in the decline in sales of services and exited products as compared to the same quarter one year ago. As compared to the same six-month period one year ago, the decline in sales of exited products was primarily in the domestic market, and the decline in sales of services was across both international and domestic markets. U.S. sales in the second quarter of fiscal 2004 represented 26 percent of total sales, compared to 36 percent of total sales in the second quarter of fiscal 2003, and U.S. sales in the first six months of fiscal 2004 represented 30 percent of total sales, compared to 38 percent of total sales in the first six months of fiscal 2003.

Gross Margin

Gross margin as a percentage of sales declined 19.3 percentage points from 50.6 percent in the second quarter of fiscal 2003 to 31.3 percent in the second quarter of fiscal 2004. Gross margin as a percentage of sales declined 17.4 percentage points from 48.5 percent in the first six months of fiscal 2003 to 31.1 percent of sales in the first six months of fiscal 2004. Significant components of the decrease in gross margins were as follows:

	Current quarter	Year to Date
Declines in standard-related margin	(7.6)%	(7.1)%
Volume-related impacts	(2.9)	(3.5)
Impact of royalty revenue	(2.9)	(1.5)
Duty refunds and proceeds from inventory previously written off	(2.3)	(2.2)
Dublin manufacturing facility closure	(1.0)	(1.3)
Manufacturing asset write offs	(0.7)	(0.4)
Other	(1.9)	(1.4)
Total	(19.3)%	(17.4)%

•                  The decline in standard-related margin as compared to the same quarter one year ago was the result of the net effect of lower average selling prices (ASPs), net of any product cost reductions, as well as an unfavorable shift in product mix. These ASP and mix factors impacted margins by approximately six percentage points and two percentage points, respectively. The decline in standard-related margin as compared to the same six-month period one year ago was the result of the effect of lower ASPs, net of any product cost reductions.

•                  Volume-related impacts include higher post-sale technical support costs, manufacturing overhead costs, and warranty costs as a percentage of sales.  Since a portion of these costs is not directly variable with sales, these costs did not decline at the same rate as sales.

•                  Revenue in the second quarter and first six months of fiscal 2003 included royalty revenue of $15.0 million related to the settlement of litigation with Xircom. This revenue did not have any associated costs of goods.

•                  Gross margin in the second quarter and first six months of fiscal 2003 included benefits for duty refunds of $4.4 million and $7.9 million, respectively, as well as proceeds from the sale and disposition of inventory that was previously written off totaling $1.5 million and $3.5 million, respectively. Such benefits did not recur in either the second quarter or first six months of fiscal 2004.

•                  As a result of our decision to outsource our remaining manufacturing operations in Dublin, we recorded charges related to manufacturing assets and other transition-related costs of $2.0 million and $4.7 million in the second quarter and first six months of fiscal 2004, respectively.

•                  In the second quarter of fiscal 2004 we wrote off manufacturing assets related to testing products. In future periods this testing will be conducted by our supplier of the related products. This write off was not related to the closure of the Dublin manufacturing facility.

Operating Expenses

Total operating expenses in the second quarter of fiscal 2004 were $171.8 million compared to $174.2 million in the second quarter of fiscal 2003, or a net decrease of $2.4 million. Research and development and general and administrative expenses decreased by $3.9 million and $1.9 million, respectively. In addition, amortization and write down of intangibles decreased by $4.1 million.  Offsetting these decreases were higher sales and marketing expenses ($5.5 million), restructuring charges ($1.7 million) and lower gains from asset disposals ($0.3 million).

As a percent of sales, total operating expenses in the second quarter of fiscal 2004 were 94.5 percent, compared to 64.0 percent in the second quarter of fiscal 2003.  In aggregate, sales and marketing, research and development, and general and administrative expenses were 61.5 percent of sales in the second quarter of fiscal 2004, compared to 41.2 percent in the second quarter of fiscal 2003.  To a significant degree, these expenses are controllable and discretionary over time, but they are not directly variable with sales levels within a particular period.  Amortization and write down of intangibles and restructuring costs were 0.6 percent and 32.4 percent of sales, respectively, in the second quarter of fiscal 2004, compared to 1.9 percent and 21.0 percent, respectively, in the second quarter of fiscal 2003.

Total operating expenses in the first six months of fiscal 2004 were $337.5 million compared to $309.8 million in the first six months of fiscal 2003, or a net increase of $27.7 million. Sales and marketing expenses increased by $11.4 million. In addition, restructuring charges increased by $30.7 million. Offsetting these increases were lower research and development expenses ($8.4 million), general and administrative expenses ($2.5 million), amortization and write down of intangibles ($2.6 million) and reduced losses from asset disposals ($0.9 million).

As a percent of sales, total operating expenses in the first six months of fiscal 2004 were 98.2 percent, compared to 57.2 percent in the first six months of fiscal 2003.  In aggregate, sales and marketing, research and development, and general and administrative expenses were 65.6 percent of sales in the first six months of fiscal 2004, compared to 41.6 percent in the first six months of fiscal 2003.  To a significant degree, these expenses are controllable and discretionary over time, but they are not directly variable with sales levels within a particular period.  Amortization and write down of intangibles and restructuring costs were 1.3 percent and 31.3 percent of sales, respectively, in the first six months of fiscal 2004, compared to 1.3 percent and 14.2 percent, respectively, in the first six months of fiscal 2003.

We allocate and report IT-related and facilities-related expenses as a component cost of sales and operating expenses.  On an overall basis, total operating expenses for the second quarter and first half of 2004 reflected a decrease in IT-related expenses, as compared to the same three and six-month periods one year ago, largely as a result of employee reductions and asset write offs associated with our IT outsourcing initiatives during fiscal 2003. Partially offsetting the decrease in IT-related expenses was a net increase in facilities-related expenses due to a reduction in rental and sublease income received. Such rental and sublease income is recorded as an offset to the associated facilities-related expenses.

Following is a more detailed discussion of the factors affecting each major component of total operating expenses.

Sales and Marketing.  Sales and marketing expenses in the second quarter of fiscal 2004 increased $5.5 million as compared to the second quarter of fiscal 2003, primarily due to increased workforce-related and travel and entertainment expenses, reflecting the addition of direct-touch sales representatives in connection with our increased focus on the enterprise market, and an increase in facilities-related expenses. Partly offsetting theses increases were reduced IT expenses, as well as reduced marketing expenses as a result of a shift in spending towards more focused, product specific programs. Sales and marketing expenses in the first six months of fiscal 2004 increased $11.4 million as compared to the comparable period of fiscal 2003, primarily due to increased workforce-related, travel and entertainment and facilities-related expenses as discussed above, as well as higher marketing spending overall in an effort to stimulate demand for the Company’s products. Partly offsetting theses increases were reduced IT expenses.

Research and Development.  Research and development expenses in the second quarter of fiscal 2004 decreased $3.9 million as compared to the second quarter of fiscal 2003 due to reduced depreciation expense related to engineering assets, reflecting write-downs and disposals associated with our restructuring initiatives, as well as reduced IT expenses. Partly offsetting these reductions were increased facilities-related expenses. Research and development expenses in the first six months of fiscal 2004 decreased $8.4 million as compared to the first six months of fiscal 2003, due to reduced depreciation and IT expenses as discussed above, as well as reduced spending for project tools and materials. Partly offsetting these reductions were increased facilities-related expenses.

General and Administrative.  General and administrative (G&A) expenses in the second quarter of fiscal 2004 decreased $1.9 million as compared to the second quarter of fiscal 2003, due to several factors.  Factors that had the effect of decreasing G&A expenses as compared to the same quarter one year ago included reduced workforce-related expenses, due to our restructuring initiatives, as well as reduced bad debt, IT and legal expenses.  Partially offsetting these reductions were increased professional services costs related to the formation of H-3C; also, the prior year quarter benefited from sales tax audit refunds that did not recur in the current year quarter.  G&A expenses in the first six months of fiscal 2004 decreased $2.5 million as compared to the first six months of fiscal 2003, due to several factors.  Factors that had the effect of decreasing G&A expenses as compared to the same quarter one year ago included reduced workforce-related, bad debt and IT expenses as discussed above. Partially offsetting these reductions were increased professional services costs and the impact of sales tax audit refunds in the prior year period as discussed above, as well as higher facilities-related expenses.

Amortization and Write Down of Intangibles.  Amortization and write down of intangibles decreased $4.1 million in the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003.  This decrease was due to both reduced impairment charges, as well as reduced amortization expenses reflecting a lower base of intangible assets as a result of impairment charges during the past several quarters. In the second quarter of fiscal 2004, there were no impairment charges related to intangible assets; in the second quarter of fiscal 2003, there was an impairment charge of $3.2 million related to developed and core technology associated with the acquisition of NBX Corporation in fiscal 1999. Amortization and write down of intangibles decreased $2.6 million in the first six months of fiscal 2004 as compared to the first six months of fiscal 2003 due to reduced impairment charges, as well as reduced amortization expenses as discussed above. In the first six months of fiscal 2004, there was an impairment charge of $1.9 million related to developed and core technology associated with the acquisition of assets from Alteon Websystems in fiscal 2001; in the prior year period, there was an impairment charge of $3.2 million, as discussed above.

Restructuring Charges. Restructuring charges in the second quarter and first six months of fiscal 2004 were $58.9 million and $107.5 million, respectively. Restructuring charges in the second quarter of fiscal 2004 included $32.9 million in facilities-related charges, including $20.9 million for accelerated depreciation of a Santa Clara facility, $4.6 million of accelerated depreciation of our Dublin manufacturing facility, a $1.4 million loss on the sale of certain Santa Clara properties, $1.4 million of fair value adjustments related to properties held for sale in Hemel Hempstead, U.K., and Dublin, and $4.6 million of other facilities charges related to lease terminations. Restructuring charges in the second quarter of fiscal 2004 also included $23.5 million in severance related charges and $2.5 million related to other restructuring costs, primarily relating to long-term asset write downs. Restructuring charges in the first six months of fiscal 2004 included $68.8 million in facilities-related charges, including $26.4 million of accelerated depreciation of a Santa Clara facility, $22.1 million for an impairment and accelerated depreciation of our Dublin manufacturing facility, $12.6 million in charges for the write down and sale of certain Santa Clara properties, a loss of $1.1 million related to the sale of our Rolling Meadows, Illinois facility, $1.1 million of fair value adjustments related to properties held for sale in Hemel Hempstead and Dublin, and $5.5 million of other facilities-related charges. Restructuring charges in the first six months of fiscal 2004 also included  $31.0 million in severance related charges and $7.7 million related to other restructuring costs, primarily relating to the outsourcing of our manufacturing operations. These charges were primarily the result of cost reduction efforts initiated in fiscal 2004. Additional charges of approximately $29.0 million for facilities and severance costs are expected in the second half of fiscal 2004 as we continue execution of our plans to dispose of excess facilities, transition our manufacturing operations to third-party providers, and relocate development and administrative functions.

Restructuring charges in the second quarter and first six months of fiscal 2003 were $57.2 million and $76.8 million, respectively. Restructuring charges in the second quarter of fiscal 2003 primarily consisted of facilities-related charges, including a $29.4 million loss on the sale of our Marlborough facility, $9.0 million of accelerated depreciation on a Santa Clara facility (which was later sold in the second quarter of fiscal 2004), and $14.0 million of write downs of properties in Hemel Hempstead and Dublin. Other restructuring charges in the second quarter of fiscal 2003 of $4.8 million related to long-term asset write downs, severance costs, and other facilities-related charges. In addition to these charges, restructuring charges in the first six months of fiscal 2003 included additional severance costs, an impairment of a Santa Clara property, and long term asset write downs. Restructuring charges in the first six months of fiscal 2003 were primarily the result of cost reduction efforts initiated in fiscal 2003.

Loss on Land and Facilities, Net. The net gain on land and facilities in the second quarter of fiscal 2003 was $0.3 million and related to the sale of our Salt Lake City, Utah facility. The net loss on land and facilities was $0.9 million for the first six months of fiscal 2003, and included a $1.2 million write down of our Salt Lake City facility that was recorded in the first quarter of fiscal 2003. This property was classified as held for sale prior to the inception of our restructuring initiatives and, therefore, the net losses associated with it were not the result of restructuring actions and were not recorded as part of restructuring charges.

Loss on Investments, Net

Net loss on investments in the second quarter and first six months of fiscal 2004 was mainly the result of write downs of long term equity investments. Net loss on investments in the second quarter of fiscal 2003 was due primarily to market value adjustments of limited partner venture funds and write downs of long term equity investments. Net loss on investments in the first half of fiscal 2003 was due primarily to market value adjustments and sale of investments in limited partner venture funds.

Interest and Other Income, Net

Interest and other income, net, in the second quarter of fiscal 2004 was relatively flat as compared to the second quarter of fiscal 2003, with decreases in interest income of $4.2 million that resulted from lower interest rates being largely offset by $4.1 million of decreases in other expenses. A reduction in other expenses included lower interest expense resulting from the repayment of all outstanding borrowings, reduced foreign exchange losses, and the charge of $1.7 million in the prior year quarter related to a one-year extension of the expiration date for the warrants issued to Broadcom Corporation; the warrants expired in December 2003.

Interest and other income, net, in the first six months of fiscal 2004 decreased $5.8 million as compared to the first six months of fiscal 2003, with reduced interest income being partially offset by decreases in other expenses. Interest income decreased $9.7 million as compared to the same six-month period one year ago due to both a decrease in interest rates as well as lower interest income relating to income tax refunds, which generated $1.4 million and $5.1 million of interest income in the first six months of fiscal 2004 and 2003, respectively. Partially offsetting the decrease in interest income were decreases of interest expense that resulted from the repayment of borrowings, as well as the charge of $1.7 million in the prior year period related the warrants issued to Broadcom as discussed above.

Equity Interest in Loss of Unconsolidated Joint Venture

As discussed above, we account for our investment in H-3C under the equity method. At the time of formation of H-3C, we recorded a charge of $12.6 million representing our ownership share (49 percent) of the value attributed to in-process technology contributed to H-3C by Huawei that had not yet reached technological feasibility and had no alternative future use.

Income Tax Provision (Benefit)

Our tax provision in the second quarter of fiscal 2004 was the result of providing for taxes in certain state and foreign jurisdictions. Our income tax benefit for the first six months of fiscal 2004 included the benefit of a foreign net operating loss carryback of $8.5 million, partially offset by a provision of $4.0 million for taxes in certain state and foreign jurisdictions. The tax provision in the second quarter and first six months of fiscal 2003 was the result of providing for taxes in certain state and foreign jurisdictions.

Discontinued Operations

Discontinued operations relate to our CommWorks business unit that was sold in the fourth quarter of fiscal 2003. We recorded losses of $1.6 million and $1.9 million in the second quarter and first six months of fiscal 2004, respectively, due to adjustments to previous estimates of liabilities related to the sale of CommWorks. In the second quarter and first six months of fiscal 2003 the loss relating to the operations of CommWorks was $25.0 million and $60.7 million, respectively, and included $0.3 million and $0.6 million of tax expense, respectively.

Cumulative Effect of Change in Accounting Principle

As a result of our adoption of SFAS 142, we conducted a transitional goodwill impairment evaluation of the $66.5 million of goodwill recorded as of May 31, 2002 and wrote off goodwill totaling $45.4 million relating to continuing operations as a change in accounting principle effective June 1, 2002. We also wrote off $20.2 million of goodwill relating to the CommWorks business unit, which is included in discontinued operations.

Liquidity and Capital Resources

Cash and equivalents and short-term investments at November 28, 2003 were $1,392.4 million, a decrease of approximately $92.2 million compared to the balance as of May 30, 2003 of $1,484.6 million.

Net cash used in operating activities was $81.1 million in the first six months of fiscal 2004, primarily reflecting our loss from continuing operations of $243.1 million. We expect that cash flows from operating activities will be negative over the next two quarters, and possibly longer, due to continuing net losses.  There are no assurances that we can reduce our net losses and negative cash flow in the foreseeable future, or that we can raise capital as needed to fund our operations on an ongoing basis. However, based on current business conditions and our current operating and financial plans, but subject to the discussion in Business Environment and Industry Trends below, we believe that our existing cash and equivalents and short-term investments will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.  As a result of the aforementioned fiscal 2004 restructuring charges, and based on our current projections for revenues, costs and expenses, which are subject to significant uncertainty, we expect net cash flow from operations to be improved by approximately $12 million per quarter. This improvement excludes the impact of cash disbursements to be made in settlement of liabilities accrued as of November 28, 2003 and is not expected to be fully realized until the first quarter of fiscal 2005.

Significant commitments that will require the use of cash in future periods include obligations under lease, royalty and patent licensing arrangements, and IT outsourcing agreements. Total future lease obligations as of November 28, 2003 were $59.1 million, of which $18.8 million will be paid over the next twelve months.  Obligations under royalty and patent licensing arrangements as of November 28, 2003 were approximately $22.3 million, of which $10.3 million is expected to be paid over the next twelve months. Under our IT outsourcing agreements, we are subject to minimum service levels of $5.2 million annually through December 2013. Termination of such agreements prior to this date would result in early termination penalties that decline over time. If we were to terminate the agreement at the beginning of the third quarter of fiscal 2004, such penalties are estimated to be approximately $4.6 million.

Net cash used in investing activities was $58.7 million for the first six months of fiscal 2004, primarily resulting from our $160.0 million investment to fund H-3C as discussed earlier, partially offset by approximately $9.9 million of net proceeds related to sales, maturities, and purchases of debt and equity securities, and $91.4 million of net proceeds related to sales and purchases of fixed assets.

For the first six months of fiscal 2004, we received proceeds of approximately $562.6 million from maturities and sales of investments, almost all of which related to municipal and corporate bonds and government agency instruments. Offsetting these proceeds were investments totaling $550.9 million in municipal and corporate bonds and government agency instruments, as well as investments totaling $1.8 million in equity securities.

The investments in equity securities discussed above include the activities of 3Com Ventures. 3Com Ventures selectively makes strategic investments in privately-held companies and in limited partnership venture capital funds, which in turn invest in privately-held companies. These investment activities may include a strategic commercial or technology relationship, such as a component supply agreement or technology license arrangement, with these privately-held companies. These investments were entered into with the intention of complementing our business strategies and research and development efforts. 3Com Ventures has made strategic investments of $1.8 million in the first six months of fiscal 2004 and has committed to make additional capital contributions to certain venture capital funds totaling $11.3 million. We are contractually obligated to provide funding upon calls for capital. The expiration dates for such capital calls are generally five to eight years from the inception of the fund, and the amounts and timing of such calls during that period are entirely at the discretion of the funds’ general partners. We estimate that we will pay approximately $4.4 million over the next twelve months as capital calls are made.

During the first six months of fiscal 2004, we made capital expenditures of $8.2 million for new property and equipment.  Also, we collected $99.6 million from sales of property and equipment, primarily relating to the sale of our Rolling Meadows facility in July 2003 and certain properties in Santa Clara in November 2003. As of November 28, 2003, capital expenditure commitments outstanding were not material.

Net cash provided by financing activities was $67.3 million in the first six months of fiscal 2004, including the collection of the final installments of $8.4 million due under a note receivable related to the sale of warrants to Broadcom during fiscal 2002 and $59.2 million of proceeds from the issuance of common stock, offset by $0.3 million for payments due under capital leases. There were no borrowings or repayments under our revolving line of credit during the first six months of fiscal 2004. As of November 28, 2003, we had borrowing capacity of $34.0 million under the revolving line of credit, had no amounts outstanding, and had $8.0 million of bank-issued standby letters of credit and bank guarantees. Also, we did not repurchase any shares of common stock in the first six months of fiscal 2004. Our current stock repurchase program permits expenditures of up to $100.0 million through March 2005.

In the first six months of fiscal 2004, we issued 13.1 million shares of stock under our employee stock option and stock purchase plans and collected $59.2 million related to such issuances. Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We consider our stock option program critical to our operations and productivity; essentially all of our employees participate. The program consists of four plans. The first three plans include one under which officers and employees were granted options to purchase shares of our stock (1983 Stock Option Plan), one under which non-employee directors were granted options (the Director Plan), and a broad-based plan under which options may be granted to all employees other than officers and directors (the 1994 Stock Option Plan). Although options are still outstanding under these three plans, no future grants may be made from such plans. In September 2003, our stockholders approved the 2003 Stock Plan (the new plan), which replaced these three previous plans as well as the Restricted Stock Plan (the prior plans) for all stock awards granted subsequent to the approval date. In connection with the approval of the new plan, we cancelled all shares available for issuance under the prior plans, which included approximately 128 million shares as of the approval date; at the same time, 20 million shares were reserved for issuance under the new plan.

As of November 28, 2003, our outstanding stock options as a percentage of outstanding shares were 19 percent. This potential dilution to existing stockholders is mainly the result of the effect of our distribution of Palm, Inc. common stock in the first quarter of fiscal 2001. As a result of the Palm distribution, the number of shares subject to option grants was adjusted to preserve the intrinsic value of the stock options, resulting in an increase of 134 million options, and bringing the total option shares outstanding to 169 million at the time of the distribution. The potential dilution has been an area of focus for senior management. As a result of reductions in the number of employees, stock option exercises, stock repurchase programs, and management of new grants, the number of outstanding options has been reduced approximately 56 percent since the Palm distribution. In addition, as discussed above, the number of options available for future grant was reduced by a net 108 million shares due to approvals of proposals submitted to our stockholders at our annual stockholder meeting in September 2003.

Stock option activity during the first six months of fiscal 2004 and stock option detail as of November 28, 2003, were as follows:

	Number of shares	Weighted average exercise price
	(in thousands)

Outstanding, May 30, 2003	85,502	$7.03

Granted	8,881	5.30
Exercised	(11,270)	4.88
Canceled	(9,542)	7.98
Outstanding, November 28, 2003	73,571	$7.03

			Outstanding options as of November 28, 2003		Exercisable at November 28, 2003
Range of exercise prices			Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
			(in thousands)		(in thousands)

$0.13	-	$4.29	7,981	$3.98	3,287	$3.57
4.30	-	5.10	10,859	4.83	7,446	4.83
5.12	-	5.54	16,238	5.38	10,001	5.46
5.55	-	6.09	12,565	5.92	11,703	5.94
6.10	-	10.09	14,913	8.20	11,851	8.26
10.11	-	21.57	11,015	13.49	8,931	13.48
Total			73,571	$7.03	53,219	$7.33

The following table summarizes our equity compensation plans as of November 28, 2003:

	Number of securities to be issued upon exercise of options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)
	(in thousands)		(in thousands)

Equity compensation plans approved by stockholders	24,270	$7.77	28,721
Equity compensation plans not approved by stockholders*	48,309	6.73	—

Total	72,579	$7.08	28,721

*Excludes 1.0 million outstanding options with an average exercise price of $3.17. These options were assumed in connection with acquisitions and no additional options are available for future issuance under such plans.

Options issued outside of the stockholder-approved plans were issued under our broad-based 1994 Stock Option Plan, as amended. Options granted from this plan were granted at fair value, vest over two to four years, and expire ten years after the date of grant. As discussed above, effective September 2003, the 2003 Stock Plan was approved by stockholders and has replaced the 1994 Stock Option Plan for all grants subsequent to the approval date. Also in September 2003, stockholders approved a five million share increase in the number shares available for issuance under the Employee Stock Purchase Plan.

Effects of Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for fiscal periods beginning after June 15, 2003; for 3Com, EITF 00-21 became effective for the second quarter of fiscal 2004. 3Com’s historical revenue recognition policies and practices conform to the requirements of EITF 00-21 and, thus, the adoption of EITF 00-21 did not have a material impact on our financial position or results of operations.

Business Environment and Industry Trends

Industry trends and specific risks may affect our future business and results.  The matters discussed below could cause our future results to differ from past results or those described in forward-looking statements.

We have incurred significant net losses in recent fiscal periods, including $245 million for the first half of fiscal 2004 and $284 million, $596 million and $965 million in fiscal years 2003, 2002 and 2001, respectively, and we may not be able to return to profitability.

We incurred a net loss of $245 million for the first half of fiscal 2004, and net losses of $284 million, $596 million and $965 million in fiscal 2003, 2002 and 2001, respectively. Although we are taking steps designed to improve our results of operations, we cannot assure you that we will return to profitability. Further, if we do return to profitability, we cannot assure you that we will be able to sustain or increase such profitability in the future.

We have faced a number of challenges that have affected our operating results over the last several fiscal years. Specifically, we have experienced, and may continue to experience, the following:

•                  declining revenue due to: (a) price competition and (b) reduced incoming order rate and customer backlog which we believe reflects decreased demand for our products resulting from the overall slowdown in the networking industry as well as technological changes and trends in the industry, such as the integration of networking, communications and computer processing functions on computer chips that can perform the same functions as some of our products.  Although our revenue increased during the second quarter of fiscal 2004 compared to the preceding quarter, we cannot assure you that we will be able to maintain revenue at the current level or increase revenue in the future;

•                  increased risk of excess and obsolete inventories;

•                  excess facilities and manufacturing capacity;

•                  operating expenses (particularly general and administrative expenses) that, as a percentage of revenue, have exceeded our desired financial model; and

•                  disruptions resulting from our workforce reductions and employee attrition.

We entered into a joint venture in China with Huawei that, if not successful, may materially and adversely impact our business, business prospects and operating results.

In November 2003, we announced the formation of a joint venture for enterprise networking products with Huawei, a leading Chinese company.   Initially 3Com will have a 49 percent minority interest in the Huawei-3Com joint venture, which will have Hangzhou, China as its primary base of operations. Pursuant to the joint venture agreements, 3Com has the rights to market and support the Huawei-3Com products under the 3Com brand in all countries except China and Japan. In China and Japan, the joint venture will sell products sourced internally as well as from 3Com and Huawei under the joint venture’s brand.  The joint venture commenced operations in November 2003.   Starting in the third quarter of fiscal 2004, we will reflect the operating results of the joint venture in our operating results to the extent of our ownership interest, and any losses of the joint venture would adversely impact our operating results.

The new joint venture is likely to confront numerous challenges in the future.  For example, at the outset, integration of the business assets and operations being contributed by each partner will involve complex activities that must be completed in a short period of time. Going forward, there potentially could be disagreements between 3Com and the majority owner with respect to important strategic and operational decisions. Also, the business of the joint venture will be subject to all of the operational risks that would normally arise for a technology company with global operations pertaining to research and development, manufacturing, sales, service, marketing, and corporate functions. As well, competition in the enterprise networking market will involve challenges from numerous, well-established companies with substantial resources and significant market share.

Our business, business prospects and operating results are heavily dependent upon the success of the Huawei-3Com joint venture. In particular, our product development activities will become increasingly interdependent with those of the joint venture. If the joint venture and our transactions with it are not successful or less successful than we anticipate, we may not introduce new products needed to broaden our high-end enterprise networks product line, which may adversely affect our revenues, business and business prospects. Even if the joint venture is successful, there may be disruption to our existing distribution channels and potential conflict with our current channel partners resulting from the establishment of the joint venture’s operations and distribution arrangements.

Our strategy of outsourcing functions and operations not central to our business may fail to reduce cost and may disrupt our operations.

We continue to look for ways to decrease cost and improve efficiency by contracting other companies to perform functions or operations that do not contribute to our core technology business. Up to now, our efforts have focused on using outside vendors to meet some of our IT and manufacturing needs. We have recently announced our intention to outsource all manufacturing. To achieve more cost savings or operational benefits, we may expand our outsourcing of IT activities, as well as aspects of the following operations: human resources, accounting, internal audit, security and engineering. Although we believe that outsourcing these functions will result in lower costs and increased efficiencies, this may not be the case. For example, outsourcing means that we will be relying upon third parties to meet our needs. Because these third parties may not be as responsive to our needs as we would be ourselves, we may increase the risk of disruption to our operations. In addition, our agreements with these third parties sometimes include substantial penalties for terminating such agreements early or failing to maintain minimum service levels. Because we cannot always predict how long we will need the services or how much of the services we will use, we may have to pay these penalties.

Our revenues may decrease, and we may not be able to compensate for such lower revenues with cost reductions sufficient to generate positive net income or cash flow.

We believe that we must implement strict cost and expense reductions if we are to generate positive net income and cash flow from operations in future quarters. If we are not able to effectively reduce our costs and expenses commensurate with, and at the same pace as, any further deterioration in our revenues, we may not be able to generate positive net income or cash flow from operations. If we continue to experience negative cash flow from operations over a prolonged period of time, our ability and efforts to operate our business effectively could be adversely affected. We are unable to predict the exact amount of cost reductions required for us to generate positive net income or cash flow from operations because we cannot accurately predict the amount of our future revenue. Our future revenue depends, in part, on future economic and market conditions, which we are unable to forecast accurately. We also cannot forecast the impact of new products. Although we cannot accurately predict the amount of our future revenue overall, we expect that revenue from sales of desktop, mobile and server connectivity products, which represented approximately 17% of total revenue for the second quarter of fiscal 2004, will decline further due to pricing pressures and technological changes and trends in the networking industry.

Our efforts to consolidate our real estate portfolio and sell certain real estate holdings may not generate the expected level of cash proceeds or result in reductions of operating costs.

In connection with our ongoing restructuring and cost reduction activities, we are making efforts to consolidate our operations into fewer facilities and to dispose of excess facilities. We currently have, or expect to have in the near future, excess facilities held for sale in Santa Clara, Dublin, and Hemel Hempstead. Despite our best efforts, our ability to dispose of our excess real estate holdings may be impaired by adverse conditions in the commercial real estate market. Additionally, to the extent that we continue to own excess facilities and are unable to lease the facilities to third parties, our operating results will be adversely affected by the continuing operating costs associated with the facilities.

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

Efforts to reduce operating expenses could involve further workforce reductions and lead to reduced revenues and other disruptions in our business.

Our operating expenses, particularly general and administrative expenses, as a percent of revenue have been higher than our desired long-term financial model. We have taken, and will continue to take, actions to reduce these expenses. Future actions could include further reductions in our workforce, relocation of functions and activities to lower cost locations, changes or modifications in IT systems or applications and process reengineering. As a result of these actions, some employees with critical skills will be severed, and other employees will leave our company voluntarily due to the uncertainties associated with our business environment and their job security.  In addition, reductions in overall staffing levels might make it more difficult for us to achieve our revenue objectives, to adhere to our preferred business practices and to address all of our legal and regulatory obligations in an effective manner, which could, in turn, ultimately lead to missed business opportunities, higher operating costs or penalties.

If future business conditions present unanticipated challenges, we may need to make further changes to our business structure or reductions to our workforce.

In response to industry and market conditions, we have restructured our business and reduced our workforce. The assumptions underlying our restructuring efforts will be assessed on an ongoing basis and may prove to be inaccurate. We may have to restructure our business again to achieve additional cost savings and to strategically realign our resources. Our restructuring plan is based on certain assumptions regarding the outlook for the networking industry, our future revenue and the cost structure of our business, which may prove to be inaccurate. While restructuring, we have assessed, and will continue to assess, whether we should further reduce our workforce or further expand our outsourcing activities. We may not be able to successfully implement the initiatives we have undertaken in restructuring our business; even if successfully implemented, these initiatives may not be sufficient to meet and keep pace with changing industry and market conditions and to achieve positive net income and cash flow from operations.

If our cash flow significantly deteriorates in the future, our liquidity and ability to operate our business could be adversely affected.

We incurred a significant net loss and negative cash flow from operations for the first half of fiscal 2004. If we continue to incur significant net losses and negative cash flow from operations over a prolonged period, our liquidity and ability to operate our business could be adversely affected. For example, our ability to raise financial capital may be hindered due to the possibility of continuing net losses and negative cash flow in the future. An inability to raise financial capital would limit our operating flexibility.

The following items could require unexpected future cash payments or limit our ability to generate cash:

•                  inability to dispose of real estate holdings;

•                  taxes due upon the transfer of cash held in foreign locations; and

•                  taxes assessed by local authorities where we conduct business.

Our decision to move our corporate headquarters will result in costs for relocation, executive severance, and recruitment costs, and could result in disruptions to our business.

In fiscal 2004, we moved our corporate headquarters to our Marlborough facility, which is the primary location and base of operations for our ongoing enterprise networking business. We expect to relocate additional functions to Marlborough in the future.  Although a relatively small percentage of our total workforce will be affected by the relocation of our corporate headquarters, such changes will involve ongoing efforts and expenses to effect the relocation. For example, we have incurred and expect to continue to incur relocation costs, severance costs (for those employees not moving to Marlborough), and recruitment costs (for replacing the employees not moving to Marlborough). Also, although we believe the relocation will improve our organizational effectiveness, it could lead, in the short term, to disruptions in our business.

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

Our investment in technologies which are unproven or for which we have not yet demonstrated success in the marketplace may not produce the benefits we expect.

We are making significant investments in various technologies for emerging product lines.  These investments have included XRN™ (eXpandable Resilient Networking) technology, Gigabit Ethernet technology, Internet Protocol (IP) telephony, wireless LANs, Layer 3+ switching, network security technology (such as our embedded firewall products), and Network Jack switches. We expect new products and solutions based on these technologies to contribute to sales growth in the future. However, the markets for some of these products and solutions are still emerging and the market potential for our products and solutions based on these technologies remains unproven. If customer demand for our products and solutions based on these technologies does not develop as we expect, or if our sales and marketing strategies for these technologies are not effective, our financial results could be adversely affected and we might need to change our business strategy.

We may not be successful at identifying and responding to new and emerging market and product opportunities.

The markets in which we compete are characterized by rapid technology transitions and short product life cycles. Therefore, our success depends on our ability to: 1) identify new market and product opportunities, 2) develop and introduce new products and solutions in a timely manner, 3) gain market acceptance of new products and solutions, particularly in the targeted emerging markets discussed above, and 4) rapidly and efficiently transition our customers from older to newer enterprise networking technologies. Our results of operations or financial position could suffer if we are not successful in achieving these goals. For example, our business would suffer if there is a delay in introducing new products, if there are fewer customers interested in our products than we expected, if our products do not satisfy customers in terms of features, functionality or quality; or if the products cost more to produce than we expect. Our business would suffer in particular if negative effects such as these were to occur in those product markets that we have identified as emerging high-growth opportunities. One factor that may cause greater difficulty for us in quickly and effectively introducing new products with the features, functionality, quality, and costs that are optimal for the market is our increased reliance on relationships with strategic partners, such as original design manufacturers (ODMs). Because ODMs manufacture the products of other companies as well as ours, the timeliness of the availability of our products depends, in part, on their production schedules. In addition, we are relying on them to manufacture products that meet our specifications with regard to quality and cost. We will continue to source other products from OEMs and from the Huawei-3Com joint venture. Finally, since we rely on our strategic partners, we may not be able to independently identify current product and technology trends and to respond to such trends as well as if we were working independently.

A significant portion of our revenue is derived from sales to a small number of customers. If any of these customers reduces its business with us, our business could be seriously harmed.

We distribute many of our products through two-tier distribution channels that include distributors, systems integrators and value-added resellers. We also sell to personal computer manufacturers and telecommunications service providers. A significant portion of our revenue is concentrated among a few distributors and OEM customers; our two largest customers accounted for a combined 33 percent of total sales for both the first half of fiscal 2004 and the entirety of fiscal 2003, and a combined 28 percent of total sales for each of fiscal 2002 and fiscal 2001. There has been a trend of decreased demand for connectivity products from OEM customers such as Dell and HP, due to increased integration of networking connections with semiconductor components, and also to factors specific to our OEM customers. Additionally, consolidation in our distribution channels and among PC manufacturers is reducing the number of customers in our domestic and international markets. In an effort to streamline our operations, we may increase the focus of our distribution sales resources on selected distribution channel customers.

We depend on distributors who maintain inventories of our products. If the distributors reduce their inventories of our products, our revenue could be adversely affected.

Our distributors maintain inventories of our products. We work closely with our distributors to monitor channel inventory levels and ensure that appropriate levels of products are available to resellers and end users. We have improved certain of our supply chain processes so that deliveries to our channel partners can be done more rapidly, thereby enabling our channel partners to hold fewer weeks of supply of our products in their inventory. At the end of fiscal year 2003, channel inventory levels were at the upper end of our target range of four to six weeks supply on hand at our distributors. At the end of our first and second quarters of fiscal 2004, channel inventory levels were at approximately 4.5 weeks supply and we expect to operate our business with no greater than 4.5 weeks of channel inventory for the remainder of fiscal 2004. At this level of channel inventory, some of our channel partners will hold less than the average level of inventory, and others will be at a higher level. Partners with a below-average inventory level may incur stock outs that would adversely impact our revenues. If our channel partners further reduce their levels of inventory of our products, our sales would be negatively impacted during the period of change.

We are in the process of making adjustments to the manner in which we sell our products and services in the sales channel.  If those adjustments are unsuccessful, our revenues may be negatively affected.

As part of our distribution strategy, we are targeting System Integrators (SIs), Service Providers (SPs), and enterprise Value Added Resellers (eVARs).  These resellers typically have expertise in network design and implementation, which is important when deploying end-to-end networking infrastructure solutions in larger enterprises.  In addition to specialized technical expertise, SIs, SPs and eVARS typically offer sophisticated services capabilities that are typically desired by larger enterprise customers.  In order to expand our distribution channel to include resellers with such capabilities, we must be able to provide effective support to these resellers.   If our services, marketing, or sales organization does not provide effective support to such SIs, SPs, and eVARS, we may not be successful in expanding our distribution model and current SI, SP, and eVAR partners may terminate their relationships with us, which would adversely impact our sales and results of operations.

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

Operation of the supply chain requires accurate forecasting of demand, which has become more challenging. If overall demand for our products or the mix of demand for our products is significantly different from our expectations, we may face inadequate or excess component supply or inadequate or excess manufacturing capacity. This would result in orders for products that could not be manufactured in a timely manner, or a buildup of inventory that could not easily be sold. Either of these situations could adversely affect our market share, revenue, results of operations or financial position.

The contract manufacturers on whom we rely face currency exchange rate risk that may affect their ability to provide products on a cost competitive basis, which could in turn impact our operating results and our competitiveness.

When we complete the outsourcing of our remaining internal manufacturing operations during the third quarter of fiscal 2004, we will be entirely dependent upon external contract manufacturers for product supplies and, in turn, upon the ability of these contract manufacturers to remain cost competitive. A significant component of maintaining this cost competitiveness is the ability of the contract manufacturers to adjust their own costs and manufacturing infrastructure to compensate for possible adverse exchange rate movements. To the extent that the contract manufacturers are unable to do so, and we are unable to procure alternative product supplies then our own operating results and our own competitiveness may be adversely impacted.

We are exposed to economic currency risk on products sourced from the Huawei-3Com joint venture in China.

Pursuant to our agreements with Huawei, we have the right to market the Huawei-3Com products under the 3Com brand in all countries except China and Japan.  A key factor in the success of this activity is that product sourced from the joint venture remains cost competitive over time.

Any future adverse exchange rate movements between the joint venture’s local currency of operations and the U.S. Dollar may adversely impact our operating results.

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

Our increasing reliance on strategic relationships may negatively impact our business.

As discussed above, in November 2003, we formed a joint venture in China for enterprise networking products. In addition, we recently announced alliances with Crossbeam Systems, Inc. and Aspect Communications Corporation. We expect to evaluate other possible strategic relationships, including joint ventures and other types of arrangements, and we may increase our reliance on such strategic relationships to complement internal development of new technologies and enhancement of existing products and to exploit perceived market opportunities. Strategic relationships can present challenges since we often compete in some business areas with companies with which we, at the same time, have strategic alliances in other business areas. If these companies fail to perform, or if these relationships fail to materialize as expected, we could suffer delays in product or market development or other operational difficulties. Strategic relationships may also lead to potential conflicts within our distribution channel. Furthermore, our results of operations or financial condition could be adversely affected if we experience difficulties managing relationships with our partners or if projects with partners are unsuccessful. In addition, if third parties acquire our strategic partners or if our competitors enter into successful strategic relationships, we may face increased competition.

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

We may not be able to defend ourselves successfully against claims that we are infringing the intellectual property rights of others.

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

In the course of our business, we frequently receive claims of infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. We evaluate the validity and applicability of these intellectual property rights, and determine in each case whether we must negotiate licenses or cross-licenses to incorporate or use the proprietary technologies, protocols, or specifications in our products. If we are unable to obtain and maintain licenses on favorable terms for intellectual property rights required for the manufacture, sale, and use of our products, particularly those that must comply with industry standard protocols and specifications to be commercially viable, our results of operations or financial position could be adversely affected. In addition, if we are alleged to infringe the intellectual property rights of others, we could be required to seek licenses from others or be prevented from manufacturing or selling our products, which could cause disruptions to our operations or the markets in which we compete.

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

In fiscal 2004, we are operating in a single business segment focused primarily on enterprise networking. This single enterprise networking business reflects a streamlined management and operating structure encompassing all of our operations, including our connectivity business that we previously operated and reported as a separate segment and which we expect will continue to diminish. Our focus on enterprise networking may cause increased risk or volatility associated with decreased diversification of our business. There will be increased sensitivity to the business risks associated specifically with the enterprise networking market and our ability to execute successfully on our strategies to provide superior solutions for larger and multi-site enterprise environments. To be successful in the enterprise networking market, we will need to overcome negative perceptions of our company held by certain chief information officers of large enterprises, who may be skeptical of our long-term commitment to the high-end networking business as a result of our withdrawal from that business in 2000. Also, expansion of sales to large enterprises may be disruptive in a variety of ways, such as adding larger systems integrators that may raise channel conflict issues with existing distributors, or a perception of any diminished focus on the small and medium enterprise market.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

3Com holds marketable equity traded securities that have a brief trading history and are highly subject to market price volatility.  Equity security price fluctuations of plus or minus 50 percent would not have a material impact on the value of these securities as of the end of the second quarter of fiscal 2004.

For interest rate sensitivity and foreign currency exchange risk, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended May 30, 2003.

Item 4. Controls and Procedures

a.               We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our second fiscal quarter pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

b.              There have been no changes in our internal control over financial reporting identified in connection with our evaluation as of the end of the second fiscal quarter that occurred during such quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 1.                                  Legal Proceedings

The information set forth in Note 13 of Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 2.                                  Changes in Securities and Use of Proceeds

None.

Item 3.                                  Defaults Upon Senior Securities

None.

Item 4.                                  Submission of Matters to a Vote of Security Holders

(a)                                  The Annual Meeting of Shareholders was held on September 23, 2003.

(b)                                 Each of the persons named in the Proxy Statement as a nominee for director was elected and the proposals listed below were approved.  The following are the voting results of the proposals:

Proposal I	For	Withheld	Broker Non-Votes
Election of Directors:

Bruce L. Claflin	332,324,140	8,210,089	0
Paul G. Yovovich	325,401,530	15,132,699	0

Other Directors whose term of office as a director continued after the meeting were Eric A. Benhamou, Gary T. DiCamillo, James R. Long, and Raj Reddy.

Proposal II	For	Against	Abstain	Broker Non-Votes
To approve the 2003 Stock Plan with an initial share reserve of 20,000,000 and eliminate the shares available for future grant under prior equity programs:	170,530,696	59,716,786	2,520,904	107,765,844

Proposal III	For	Against	Abstain	Broker Non-Votes
To approve an increase in share reserve under the 1984 Employee Stock Purchase Plan:	198,288,356	31,963,920	2,516,110	107,765,844

Proposal IV	For	Against	Abstain	Broker Non-Votes
To ratify the appointment of Deloitte & Touche LLP as the Company’s independent public accountants for the fiscal year ending May 28, 2004:	317,135,316	22,716,447	682,445	0

Item 5.                                  Other Information

None.

Item 6.                                  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	0-12867	2.1	04/04/00
2.2	Tax Sharing Agreement between the Registrant and Palm, Inc.	10-Q	0-12867	2.7	04/04/00
2.3	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.	10-Q	0-12867	2.11	04/04/00
3.1	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger	10-Q	0-12867	3.4	10/08/99
3.2	Registrant’s Bylaws, as amended on August 7, 2001	10-K	0-12867	3.5	08/02/02
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	10-Q	0-12867	3.6	10/11/01
4.1	Amended and Restated Rights Agreement dated December 31, 1994	10-Q	0-12867	4.1	01/17/95
4.2	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002	8-A/A	0-12867	4.2	11/27/02
10.1	Management Retention Agreement with Bruce Claflin, effective as of July 15, 2003*					☒
10.2	Management Retention Agreement with Dennis Connors, effective as of July 15, 2003*					☒
10.3	Management Retention Agreement with Mark Slaven, effective as of July 15, 2003*					☒
10.4	Management Retention Agreement with Nick Ganio, effective as of July 24, 2003*					☒
10.5	Management Retention Agreement with Anik Bose, effective as of July 28, 2003*					☒
10.6	3Com Corporation 2003 Stock Plan*	S-8	333-109983	10.1	10/24/03
31.1	Certification of Principal Executive Officer					☒
31.2	Certification of Principal Financial Officer					☒
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					☒

*  Indicates a management contract or compensatory plan.

(b)  Reports on Form 8-K

Date	Item Number	Description

September 18, 2003	Item 12	3Com announced its financial results for the first quarter of fiscal 2003 and included the press release thereto.

November 10, 2003	Item 5	3Com announced the completion of the sale of certain properties in Santa Clara, California.

November 19, 2003	Item 5	3Com announced the launch of its joint venture with Huawei Technologies, Ltd. and included the press release thereto.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3Com Corporation
(Registrant)

Dated:	January 12, 2004	By:	/s/	Mark Slaven
Mark Slaven
Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)