Form 10-Q
period 2004-02-27
3COM CORP
filed 2004-04-07
CIK 738076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 27, 2004

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

As of March 26, 2004, 390,348,969 shares of the registrant’s Common Stock were outstanding.

This report contains a total of 43 pages of which this page is number 1.

3Com Corporation

3Com is a registered trademark of 3Com Corporation or its subsidiaries.  XRN is a trademark of 3Com Corporation or its subsidiaries. CommWorks is a registered trademark of UTStarcom, Inc.

PART I.   FINANCIAL INFORMATION

Item 1.          Financial Statements

3Com Corporation
Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	February 27, 2004	February 28, 2003	February 27, 2004	February 28, 2003

Sales	$171,769	$216,503	$515,539	$757,866

Cost of sales	111,500	120,465	348,376	399,540

Gross margin	60,269	96,038	167,163	358,326

Operating expenses:
Sales and marketing	61,846	61,660	190,090	178,498
Research and development	23,776	26,350	75,124	86,130
General and administrative	17,599	23,952	63,522	72,367
Amortization and write down of intangibles	1,071	1,705	5,553	8,804
Restructuring charges	39,534	52,144	147,050	128,911
Loss on land and facilities, net	—	—	—	887
Total operating expenses	143,826	165,811	481,339	475,597

Operating loss	(83,557)	(69,773)	(314,176)	(117,271)
Gain (loss) on investments, net	880	(14,570)	(11,314)	(33,122)
Interest and other income, net	3,612	5,177	11,364	18,683

Loss from continuing operations before income taxes, equity interest, and cumulative effect of change in accounting principle	(79,065)	(79,166)	(314,126)	(131,710)
Income tax provision (benefit)	1,626	(7,213)	(2,909)	179
Equity interest in loss of unconsolidated joint venture	(4,196)	—	(16,789)	—
Loss from continuing operations before cumulative effect of change in accounting principle	(84,887)	(71,953)	(328,006)	(131,889)
Discontinued operations, net of taxes	(685)	(7,289)	(2,541)	(68,000)
Loss before cumulative effect of change in accounting principle	(85,572)	(79,242)	(330,547)	(199,889)
Cumulative effect of change in accounting principle	—	—	—	(45,447)

Net loss	$(85,572)	$(79,242)	$(330,547)	$(245,336)

Basic and diluted loss per share:
Continuing operations before cumulative effect of change in accounting principle	$(0.22)	$(0.20)	$(0.87)	$(0.36)
Discontinued operations	(0.00)	(0.02)	(0.01)	(0.19)
Cumulative effect of change in accounting principle	—	—	—	(0.13)

Net loss	$(0.22)	$(0.22)	$(0.88)	$(0.68)

Shares used in computing per share amounts:
Basic and diluted	385,019	361,020	376,077	359,266

See notes to condensed consolidated financial statements.

3Com Corporation
Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value)	February 27, 2004	May 30, 2003

ASSETS
Current assets:
Cash and equivalents	$524,493	$515,848
Short-term investments	841,514	968,740
Accounts receivable, net	86,971	90,290
Inventories	21,171	27,068
Other current assets	58,035	51,234
Total current assets	1,532,184	1,653,180

Investment in Huawei-3Com joint venture	143,281	—
Property and equipment, net	71,770	248,790
Property and equipment held for sale	76,080	101,283
Deposits and other assets	35,351	43,962
Deferred income taxes	2,611	2,211
Intangible assets, net	6,481	12,035
Goodwill	899	899

Total assets	$1,868,657	$2,062,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$96,837	$105,583
Accrued liabilities and other	250,442	233,239
Current portion of debt	—	346
Total current liabilities	347,279	339,168

Deferred revenue and long-term obligations	15,936	4,595

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 990,000 shares authorized; shares outstanding: 390,101 and 367,796, respectively	2,248,117	2,138,016
Notes receivable from sale of warrants	—	(8,421)
Unamortized stock-based compensation	(2,847)	(1,474)
Retained deficit	(736,528)	(405,981)
Accumulated other comprehensive loss	(3,300)	(3,543)
Total stockholders’ equity	1,505,442	1,718,597

Total liabilities and stockholders’ equity	$1,868,657	$2,062,360

See notes to condensed consolidated financial statements.

3Com Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
(In thousands)	February 27, 2004	February 28, 2003

Cash flows from operating activities:
Loss from continuing operations, including cumulative effect of change in accounting principle	$(328,006)	$(177,336)
Adjustments to reconcile loss from continuing operations, including cumulative effect of change in accounting principle, to cash provided by (used in) operating activities:
Loss from discontinued operations	(2,541)	(68,000)
Depreciation and amortization	96,789	130,317
Write down of intangibles, including cumulative effect of change in accounting principle	1,905	73,251
Loss on property and equipment	41,111	77,758
Losses on investments, net	11,314	33,122
Equity interest in loss of unconsolidated joint venture	16,789	—
Deferred income taxes	(207)	371
Stock-based expense	2,206	5,627
Changes in other assets and liabilities:
Accounts receivable	3,319	26,962
Inventories	(2,090)	13,116
Other assets	(8,611)	23,560
Accounts payable	(8,746)	(7,137)
Accrued liabilities and other	23,120	(53,213)
Income taxes payable	4,711	(243)

Net cash provided by (used in) operating activities	(148,937)	78,155

Cash flows from investing activities:
Investment in Huawei-3Com joint venture	(160,000)	—
Purchase of investments	(662,734)	(989,548)
Proceeds from maturities and sales of investments	776,810	753,663
Purchase of property and equipment	(12,552)	(17,727)
Proceeds from sale of property and equipment	100,240	80,667

Net cash provided by (used in) investing activities	41,764	(172,945)

Cash flows from financing activities:
Issuance of common stock	106,521	12,648
Repurchase of common stock	—	(1,548)
Collection of note receivable issued for warrants	8,421	8,421
Repayments of long-term borrowings	(346)	(31,020)
Net repayments on line of credit	—	(70,000)
Other, net	—	(69)

Net cash provided by (used in) financing activities	114,596	(81,568)

Effect of currency rate changes on cash	1,222	762

Increase (decrease) in cash and equivalents	8,645	(175,596)
Cash and equivalents, beginning of period	515,848	679,055

Cash and equivalents, end of period	$524,493	$503,459

See notes to condensed consolidated financial statements.

3Com Corporation
Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                                       Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by 3Com Corporation (3Com or the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of 3Com’s financial position as of February 27, 2004 and May 30, 2003, its results of operations for the three and nine months ended February 27, 2004 and February 28, 2003, and its cash flows for the nine months ended February 27, 2004 and February 28, 2003.

On May 23, 2003, 3Com completed the sale of its CommWorks business unit and transferred selected assets and liabilities to UTStarcom, Inc.  Accordingly, the financial information included herein for the three and nine months ended February 28, 2003 has been restated to reflect CommWorks’ results of operations as a discontinued operation.

3Com uses a 52 or 53-week fiscal year ending on the Friday nearest to May 31. The results of operations for the three and nine months ended February 27, 2004 may not be indicative of the results to be expected for the fiscal year ending May 28, 2004.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in 3Com’s Annual Report on Form 10-K for the fiscal year ended May 30, 2003.

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

In December 2003, the SEC released Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104).  SAB 104 clarifies existing guidance regarding revenue for contracts which contain multiple deliverables to make it consistent with EITF No. 00-21.  The adoption of SAB 104 did not have a material effect on 3Com's financial position or results of operations.

2.                                       Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation,” 3Com has elected to follow Accounting Principles Board (APB) Opinion 25 and related Interpretations in accounting for stock-based awards to employees.  Under APB Opinion 25, compensation cost associated with employee awards is measured as the difference, if any, between the price to be paid by an employee and the fair value of the underlying common stock on the grant date, which is usually the measurement date for accounting purposes.  3Com generally recognizes no compensation expense with respect to granting of such stock option awards.  To the extent that 3Com has modified employee awards in connection with its restructuring activities (usually through extensions of the period of exercise for employees following their involuntary termination), a compensation charge is taken at the time the related cash severance is recorded.

Pro forma information regarding net loss and  loss per share is required by SFAS 123. This information is required to be presented as if 3Com had accounted for its stock-based awards to employees, including grants of employee stock options and rights to purchase shares under the Employee Stock Purchase Plan (ESPP), under the fair value method prescribed in that Statement.

As of February 27, 2004, and February 28, 2003, the expected average life of employee stock options (ESO) was estimated at approximately one and a half years after the vesting date. Although there were no purchase rights granted under the ESPP for the three months ended February 27, 2004 and February 28, 2003, the expected average life of purchase rights granted under the ESPP in prior periods was estimated at six months from the subscription date. The fair values of options granted during the third quarter of fiscal 2004 and 2003 and the first nine months of fiscal 2004 and 2003, and the fair values of purchase rights granted under the ESPP during the first nine months of fiscal 2004 and 2003, have been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions, and resulting in the following per-share fair values:

	Three Months Ended		Nine Months Ended
	February 27, 2004	February 28, 2003	February 27, 2004	February 28, 2003

Volatility-ESO	64.0%	67.0%	67.0%	67.0%
Volatility-ESPP	—	—	45.0%	49.0%
Risk-free interest rate-ESO	2.7%	2.6%	2.6%	2.6%
Risk-free interest rate-ESPP	—	—	1.0%	1.4%
Dividend yield-ESO and ESPP	0.0%	0.0%	0.0%	0.0%
Per-share fair value of options granted under ESO	$4.08	$2.37	$2.86	$2.31
Per-share fair value of purchase rights granted under ESPP	—	—	$1.79	$1.54

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

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	February 27, 2004	February 28, 2003	February 27, 2004	February 28, 2003

Net loss as reported	$(85,572)	$(79,242)	$(330,547)	$(245,336)
Add stock-based compensation included in reported net loss	955	744	2,206	3,915
Deduct total stock-based compensation determined under the fair value-based method	(4,229)	(3,951)	(14,918)	(26,739)
Pro forma net loss	$(88,846)	$(82,449)	$(343,259)	$(268,160)

Net loss per share-basic and diluted:
As reported	$(0.22)	$(0.22)	$(0.88)	$(0.68)
Pro forma	(0.23)	(0.23)	(0.91)	(0.75)

3.                                       Restructuring Charges

In fiscal 2001, 3Com began the restructuring of its business to enhance the focus and cost effectiveness of its business units in serving their respective markets. The Company took several actions: it implemented a reduction in workforce and other actions aimed at reducing costs and expenses; it exited product lines; it outsourced the manufacturing of certain high volume server, desktop and mobile connectivity products in a contract manufacturing arrangement; and it consolidated its real estate portfolio and made plans to sell some of its facilities as part of this restructuring effort. These efforts continued through fiscal 2002.

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

In response to further revenue declines and continuing net losses, 3Com has taken additional measures to reduce costs in fiscal 2004. These actions include reductions in workforce, outsourcing of the Company’s remaining manufacturing operations in Dublin, Ireland, and continuing efforts to consolidate and dispose of excess facilities.

Accrued liabilities associated with restructuring charges are classified as current, since 3Com intends to satisfy such liabilities in cash in the current year, and are included in the caption “Accrued liabilities and other” in the accompanying condensed consolidated balance sheets.

Fiscal 2004 Actions

The following table provides a summary of the components of accrued restructuring charges related to the restructuring actions initiated in the first three quarters of fiscal 2004, together with changes in the accrued amounts during the first three quarters of fiscal 2004 and the ending balances of the associated accrued liabilities as of February 27, 2004 (in thousands):

	Employee Separation Expenses	Long-term Asset Write-downs	Facilities- related Charges	Other Restructuring Costs	Total

Balance at May 30, 2003	$—	$—	$—	$—	$—
Provision	8,266	—	34,952	5,200	48,418
Payments and non-cash charges	(4,278)	—	(34,952)	(10)	(39,240)
Balance at August 29, 2003	3,988	—	—	5,190	9,178
Provision	22,986	1,524	28,894	65	53,469
Payments and non-cash charges	(8,843)	(1,524)	(28,316)	(65)	(38,748)
Balance at November 28, 2003	18,131	—	578	5,190	23,899
Provision (benefit)	16,960	674	26,250	(4,681)	39,203
Payments and non-cash charges	(31,005)	(674)	(26,308)	(509)	(58,496)
Balance at February 27, 2004	$4,086	$—	$520	$—	$4,606

Employee separation expenses include severance pay, outplacement services, medical and other related benefits.  The reduction in workforce mainly affected employees involved with the Dublin manufacturing operations, and also affected employees in sales and marketing, research and development, and general and administrative functions. Through February 27, 2004, the total reduction in workforce associated with actions initiated during fiscal 2004 includes approximately 1,100 employees who have been separated or were in the separation process, and approximately 50 additional employees who have been notified but have not yet worked their last day. Also, through February 27, 2004, total separation payments associated with actions initiated during fiscal 2004 have been approximately $42.8 million.

Long-term asset write-downs include assets that no longer support the continuing operations of 3Com.

Facilities-related charges include write downs and accelerated depreciation of properties, including properties that were classified as held for sale prior to fiscal 2004, as well as expenses related to lease terminations. In the first quarter of fiscal 2004, 3Com recorded $35.0 million in facilities-related charges, including $17.5 million for an impairment and accelerated depreciation of its Dublin manufacturing facility, an $11.2 million write down of a Santa Clara, California facility, $5.5 million of accelerated depreciation of an additional Santa Clara facility due to 3Com’s plan to vacate the facility and move to a smaller Santa Clara facility already owned by 3Com, and a loss of $1.1 million related to the sale of its Rolling Meadows, Illinois facility. These charges were offset by credits of $0.3 million related to fair value adjustments of properties classified as held for sale prior to fiscal 2004. In the second quarter of fiscal 2004, 3Com recorded $28.9 million of facilities-related charges, including $25.5 million of accelerated depreciation related to its Santa Clara and Dublin facilities referred to above, a $1.4 million loss on the sale of certain other Santa Clara properties, charges of $1.4 million related to fair value adjustments of properties classified as held for sale prior to fiscal 2004, and $0.6 million related to estimated lease termination costs. In the third quarter of fiscal 2004, 3Com recorded $26.3 million of facilities-related charges, including $26.0 million of accelerated depreciation and impairments related to its Santa Clara and Dublin facilities and $0.3 million related to estimated lease termination costs.

Other restructuring costs related mainly to estimated obligations expected to be triggered by 3Com’s outsourcing of its manufacturing operations in Dublin.  The net benefit recorded in the third quarter of fiscal 2004 resulted from settlement of the outsourcing-related obligations at amounts less than originally estimated.

Fiscal 2003 Actions

The following table provides a summary of the components of accrued restructuring charges related to the restructuring actions initiated in fiscal 2003, together with changes in the accrued amounts during the first three quarters of fiscal 2004 and the ending balances of the associated accrued liabilities as of February 27, 2004 (in thousands):

	Employee Separation Expenses	Facilities- related Charges	Total

Balance at May 30, 2003	$4,517	$2,341	$6,858
Provision (benefit)	(803)	170	(633)
Payments	(987)	(268)	(1,255)
Balance at August 29, 2003	2,727	2,243	4,970
Provision	460	1,709	2,169
Payments	(44)	(803)	(847)
Balance at November 28, 2003	3,143	3,149	6,292
Provision (benefit)	304	(184)	120
Payments	—	(260)	(260)
Balance at February 27, 2004	$3,447	$2,705	$6,152

The net benefit and additional charges recorded in the first three quarters of fiscal 2004 for employee separation expenses relate to revisions of previous estimates of separation expenses associated with workforce reduction actions initiated during fiscal 2003.  Through February 27, 2004, the total reduction in workforce associated with actions initiated during fiscal 2003 included 400 employees in the product development, sales, customer support, and general and administrative functions. Also, through February 27, 2004, total separation payments associated with actions initiated during fiscal 2003 have been approximately $17.0 million.

The additional charges and net benefit in the first three quarters of fiscal 2004 for facilities-related charges relate to revisions in estimates of lease termination costs for actions initiated in fiscal 2003.

Fiscal 2001 and Fiscal 2002 Actions

The following table provides a summary of the components of accrued restructuring charges related to the restructuring actions initiated in fiscal 2001 and fiscal 2002, together with changes in the accrued amounts during the first three quarters of fiscal 2004 and the ending balances of the associated accrued liabilities as of February 27, 2004 (in thousands):

	Long-term Asset Write-downs	Facilities- related Charges	Other Restructuring Costs	Total

Balance at May 30, 2003	$—	$6,380	$1,231	$7,611
Provision	—	824	15	839
Payments	—	(1,365)	(676)	(2,041)
Balance at August 29, 2003	—	5,839	570	6,409
Provision	916	2,336	2	3,254
Payments and non-cash charges	(916)	(1,054)	(490)	(2,460)
Balance at November 28, 2003	—	7,121	82	7,203
Provision (benefit)	401	(190)	—	211
Payments and non-cash charges	(401)	(859)	—	(1,260)
Balance at February 27, 2004	$—	$6,072	$82	$6,154

Additional long-term asset write-downs were related to assets previously used for manufacturing operations that were outsourced in fiscal 2002. Additional facilities-related charges were the result of revisions in estimates of lease termination costs. Activity related to other restructuring costs primarily reflected payments to suppliers and contract breakage fees.

4.                                       Comprehensive Loss

The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 27, 2004	February 28, 2003	February 27, 2004	February 28, 2003

Net loss	$(85,572)	$(79,242)	$(330,547)	$(245,336)

Other comprehensive income (loss):
Net unrealized gain (loss) on investments	1,075	(546)	(258)	(55)
Net unrealized loss on cash flow hedges	(713)	—	(713)	—
Change in accumulated translation adjustments	556	(224)	1,214	650

Total comprehensive loss	$(84,654)	$(80,012)	$(330,304)	$(244,741)

5.                                       Net Loss Per Share

The following table presents the calculation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	February 27, 2004	February 28, 2003	February 27, 2004	February 28, 2003

Loss from continuing operations before cumulative effect of change in accounting principle	$(84,887)	$(71,953)	$(328,006)	$(131,889)
Loss from discontinued operations	(685)	(7,289)	(2,541)	(68,000)
Cumulative effect of change in accounting principle	—	—	—	(45,447)
Net loss	$(85,572)	$(79,242)	$(330,547)	$(245,336)

Weighted average shares-basic	385,019	361,020	376,077	359,266
Effect of dilutive securities:
Employee stock options	—	—	—	—
Restricted stock	—	—	—	—
Weighted average shares-diluted	385,019	361,020	376,077	359,266

Net loss per share-basic and diluted:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.22)	$(0.20)	$(0.87)	$(0.36)
Loss from discontinued operations	—	(0.02)	(0.01)	(0.19)
Cumulative effect of change in accounting principle	—	—	—	(0.13)
Net loss	$(0.22)	$(0.22)	$(0.88)	$(0.68)

Employee stock options and restricted stock totaling 11.0 million shares, 2.4 million shares, 7.5 million shares, and 2.8 million shares for the three months ended February 27, 2004 and February 28, 2003 and the nine months ended February 27, 2004 and February 28, 2003, respectively, were not included in the diluted weighted average shares calculation as the effects of these securities were anti-dilutive.

6.                                       Inventories

Inventories consist of (in thousands):

	February 27, 2004	May 30, 2003

Finished goods	$20,311	$15,891
Work-in-process	669	3,228
Raw materials	191	7,949

Total	$21,171	$27,068

7.                                       Investment in Unconsolidated Joint Venture

On November 17, 2003, 3Com formed the Huawei-3Com Joint Venture (H-3C) with a subsidiary of Huawei Technologies, Ltd. (Huawei). H-3C is domiciled in Hong Kong with principal operations in Hangzhou, China. At the time of formation, 3Com contributed cash of $160.0 million, assets related to its operations in China and Japan with a carrying value of $0.1 million, and licenses related to certain intellectual property in exchange for 49 percent of the outstanding common shares of H-3C. 3Com recorded its initial investment in H-3C at $160.1 million, reflecting 3Com’s carrying value for the assets contributed in exchange for the common shares received. Huawei contributed its enterprise networking business assets, including Local Area Network switches and routers, engineering and sales and marketing resources and personnel, and licenses to its related intellectual property in exchange for a 51 percent ownership interest.

Two years after formation of H-3C, 3Com has the one-time option to purchase an additional two percent ownership interest from Huawei for an amount not to exceed $28 million. Three years after formation of H-3C, 3Com and Huawei each have the right to purchase all of the other partner’s ownership interest through a bid process.

3Com accounts for its investment in H-3C under the equity method. Under this method, 3Com records its proportionate share of H-3C’s net income or loss based on the most recently available quarterly financial statements of H-3C. Since H-3C has adopted a calendar year basis of reporting, 3Com has reported its equity in H-3C’s net loss for H-3C’s first fiscal period ending December 31, 2003 in 3Com’s results of operations for the third quarter of fiscal 2004 under the caption “Equity interest in loss of unconsolidated joint venture.” The reported loss for the third quarter of fiscal 2004 was $4.2 million.  Prospectively, 3Com will continue to report its equity in H-3C’s net income or loss based on H-3C’s most recent quarterly financial statements, two months in arrears. Also, at the time of formation of H-3C, 3Com recorded a charge of $12.6 million representing 3Com’s ownership share (49 percent) of the value attributed to in-process technology contributed to H-3C by Huawei that had not yet reached technological feasibility and had no alternative future use. This charge was included in 3Com’s results of operations for the second quarter of fiscal 2004 under the caption “Equity interest in loss of unconsolidated joint venture.”  For the first nine months of fiscal 2004, 3Com’s reported loss related to H-3C totaled $16.8 million.

Summarized information from the balance sheet and statement of operations for H-3C as of the end of its first fiscal period on December 31, 2003, and as of the date of its formation on November 17, 2003 were as follows (in thousands):

	December 31, 2003	November 17, 2003

Current assets	$208,252	$160,000
Non-current assets	198,502	204,088
Current liabilities	50,869	—

Sales	15,478	—
Gross margin	5,321	—
Net loss	8,187	25,700

In determining 3Com’s share of the net loss of H-3C for its first fiscal period, certain adjustments were made to H-3C’s financial statements. These adjustments included the deferral of profit for products sold to 3Com that were part of 3Com’s inventory as of the end of December 31, 2003, as well as the elimination of expense for the amortization of intangible assets that 3Com contributed to H-3C at the time of formation. After such adjustments, 3Com recorded a loss of $4.2 million as its share of H-3C’s net loss for H-3C’s first fiscal period ended December 31, 2003; this loss is included in 3Com’s results of operations for the third quarter and first nine months of fiscal 2004 under the caption “Equity interest in loss of unconsolidated joint venture.”

3Com and H-3C are parties to agreements for the sale of certain products from 3Com to H-3C as well as from H-3C to 3Com. In addition, 3Com provides certain services to H-3C related to warranty for its products sold to H-3C, as well as information technology services. For the three months ended February 27, 2004, 3Com recorded sales to H-3C of approximately $3 million, and made purchases of approximately $4 million.  As of February 27, 2004, 3Com had trade receivables and payables with H-3C of approximately $3 million and $4 million, respectively, which are included in the captions “Accounts receivable” and “Accounts payable,” respectively, in the accompanying consolidated balance sheet. Also as of February 27, 2004, 3Com had an additional receivable from H-3C of approximately $1 million related to the reimbursement of costs paid on their behalf, and is included in the caption “Other current assets” in the accompanying consolidated balance sheet.

8.                                       Property and Equipment

As a result of 3Com’s workforce reductions and relocation of its headquarters from Santa Clara to

Marlborough, Massachusetts during fiscal 2004, 3Com has excess office space in several buildings it owns in Santa Clara.  During the first quarter of fiscal 2004, 3Com decided to consolidate its office space and relocate from its current locations into a smaller, vacant facility that was classified as held for sale as of May 30, 2003, and had a carrying value of $10.1 million. Due to this decision, 3Com reclassified this previously held-for-sale facility as held for use. No impairment charge was recorded as a result of this reclassification because the carrying value of the facility, which reflected fair value, was less than what the net book value would have been had depreciation continued on the facility during the period it was classified as held-for-sale.  During the third quarter of fiscal 2004, 3Com relocated into this smaller facility and classified the previously occupied Santa Clara facility as held for sale; the previously occupied facility had a carrying value of $33.9 million as of February 27, 2004.

In connection with 3Com’s outsourcing of its manufacturing operations, as discussed in Note 3, 3Com classified certain land and facilities located in Dublin as held for sale at the end of the second quarter of fiscal 2004. The carrying value of such properties was approximately $25.7 million as of February 27, 2004.

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

In July 2003, 3Com completed the sale of its 511,000 square foot office and research and development facility in Rolling Meadows. Net proceeds from the sale were $35.8 million, resulting in a loss on the sale of $1.1 million that was recorded in restructuring charges in the first quarter of fiscal 2004.  As part of the terms of the transaction, 3Com entered into an agreement to lease back approximately 43,000 square feet of space at then-prevailing market rates. This property was not classified as held for sale as of May 30, 2003 due to 3Com’s intention to lease back a portion of the facility.

9.                                       Intangible Assets, Net

Intangible assets, net, consist of (in thousands):

	February 27, 2004	May 30, 2003

Developed and core technology, gross	$37,138	$42,574
Accumulated amortization	(30,657)	(30,619)
Net developed and core technology	6,481	11,955

Customer relationships, gross	420	476
Accumulated amortization	(420)	(396)
Net customer relationships	—	80

Total intangible assets, net	$6,481	$12,035

In the first quarter of fiscal 2004, 3Com recorded an impairment of intangible assets, consisting mainly of developed and core technology, associated with its acquisition of the Gigabit Ethernet network interface card business of Alteon Websystems in fiscal 2001. 3Com determined the amount of the impairment by comparing the carrying value of the intangible assets against the fair value, which was estimated as the present value of expected future net cash flows discounted at a rate of ten percent per year. The impairment resulted from reduced revenue and gross margin projections as compared to the initial projections at the time of the acquisition, due to the earlier-than-expected end of life of an acquired product. As a result of the impairment analysis, 3Com recorded a write down of $1.9 million, which is included in the caption “Amortization and write down of intangibles” in the condensed consolidated statements of operations for the nine months ended February 27, 2004.

Based on the carrying value of 3Com’s intangible assets as of February 27, 2004, amortization expense is expected to be $1.1 million for the fourth quarter of fiscal 2004, $3.5 million for fiscal 2005, and $1.9 million for fiscal 2006.

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

The following table summarizes the activity in the allowance for estimated warranty costs for the nine months ended February 27, 2004 and February 28, 2003 (in thousands):

	First nine months of fiscal 2004	First nine months of fiscal 2003

Accrued warranty, May 30, 2003 and May 31, 2002, respectively	$44,775	$53,289
Cost of warranty claims	(26,340)	(32,768)
Accruals for warranties issued during the period	25,590	22,766
Adjustments to preexisting warranties	(23)	5,551
Net change associated with discontinued operations	—	(2,305)

Accrued warranty, February 27, 2004 and February 28, 2003, respectively	$44,002	$46,533

In prior years, 3Com entered into several agreements whereby it had sold product to resellers who had, in turn, sold the product to others, and 3Com has guaranteed the payments of the end users. If all end users under these agreements were to default on their payments as of February 27, 2004, 3Com would be required to pay approximately $5.6 million. However, since deferred revenue and other associated accruals related to such sales approximate the guaranteed amounts, any payments resulting from end user defaults would not have a material impact on 3Com’s results of operations.

In connection with the development of its facility in Rolling Meadows, 3Com guaranteed a municipal bond in the amount of $2.5 million for site improvements. 3Com’s obligation pursuant to the guarantee had been accrued as of May 30, 2003. In connection with the completion of the sale of the Rolling Meadows facility in the first quarter of fiscal 2004, as discussed in Note 3, 3Com repaid the $2.5 million municipal bond. As of February 27, 2004, 3Com’s liabilities included $2.8 million for similar obligations related to various facilities that 3Com has vacated.

11.                                 Stock Plans

In September 2003, 3Com’s stockholders approved 3Com’s 2003 Stock Plan (the new plan), which replaced the 1983 Stock Option Plan, the 1994 Stock Option Plan, the Director Plan, and the Restricted Stock Plan (the prior plans) for all stock awards granted subsequent to the approval date. In connection with the approval of the new plan, 3Com cancelled all shares available for issuance under the prior plans (other than those shares underlying outstanding awards), which included approximately 128 million shares at the time of approval; at the same time, 20 million shares were reserved for issuance under the new plan.

In addition, stockholders approved an increase of five million shares available for issuance under

3Com’s 1984 Employee Stock Purchase Plan.

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

Presented below are 3Com’s sales by geography (in thousands):

	Three Months Ended		Nine Months Ended
	February 27, 2004	February 28, 2003	February 27, 2004	February 28, 2003

Americas	$56,889	$75,696	$186,416	$323,054
Europe, Middle East, & Africa	86,451	101,188	238,249	310,591
Asia Pacific Rim	28,429	39,619	90,874	124,221
	$171,769	$216,503	$515,539	$757,866

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

In November 2000, a shareholder derivative and class action lawsuit, captioned Shaev v. Claflin, et al.,

No. CV794039, was filed in California Superior Court. The complaint alleges that 3Com’s directors and officers breached their fiduciary duties to 3Com in connection with the adjustment of employee and director stock options in connection with the separation of 3Com and Palm. On May 13, 2003, the Court dismissed the Second Amended Complaint.  The plaintiff has appealed the Court’s decision.

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

This quarterly report on Form 10-Q contains forward-looking statements.  These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

•                  Financial position and results of operations, including restoring 3Com to profitability, income from continuing operations, general and administrative expense, amortization expense, and total operating expenses;

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

•                  Outsourcing of our manufacturing operations, information technology activities and other functions and operations, such as product testing and shipping; and

•                  Results of the relocation of corporate headquarters and certain management functions, and the relocation of other functions, including development, administrative and transaction processing functions.

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

Business Overview

3Com was incorporated on June 4, 1979.  A pioneer in the computer networking industry, we provide data and voice networking products and solutions, as well as support and maintenance services, for enterprises and public sector organizations of all sizes.  Building on our historical success in the networking infrastructure market, 3Com is a leader in delivering innovative networking products and solutions that are feature-rich so they can support the increasingly more complex and demanding application environments in today’s businesses, while remaining easy to install, use, and operate, and yet still affordable to own.  3Com is also a leading provider of easy-to-use, reliable, high-performance connectivity solutions at the edge of the network that enable users to access information.  Our competitive strengths include our strong balance sheet, intellectual property portfolio, distributor and customer relationships, and brand identity.

3Com has undergone significant changes in recent years, including:

•                  exiting product lines that were not expected to yield a satisfactory return on investment in the short term;

•                  significant headcount reductions;

•                  outsourcing of information technology and other functions;

•                  outsourcing of all manufacturing activity; and

•                  selling excess facilities.

We believe an overview of these significant recent events is helpful to an understanding of our operating results.

In the fourth quarter of fiscal 2001, we undertook several broad initiatives in an attempt to return 3Com to profitability. These initiatives included exiting certain product lines that were not expected to yield a satisfactory return on investment in the near term, and resulted in restructuring charges of $154.9 million in fiscal 2001. Excluding these exited product lines and our CommWorks business unit that we sold in fiscal 2003, our continuing operations included two business units—Business Connectivity Company (BCC) and Business Networks Company (BNC). These business units operated throughout all of fiscal 2002. During fiscal 2002, we continued to experience declining revenue. In response to this decline, we undertook additional measures to further reduce costs, including headcount reductions, long term asset retirements, and outsourcing manufacturing operations.  These measures led to restructuring charges of $109.0 million in fiscal 2002.

In the first quarter of fiscal 2003, as our revenue and overall financial performance continued to decline, we undertook several additional broad initiatives to achieve further cost savings. The first of these actions included the integration of certain central functions of BCC and BNC in order to achieve cost savings, and restructuring charges resulted from this action. This integration did not substantially change our management and operating structure, however, and we continued to operate on the basis of two separate business units (excluding exited product lines and the CommWorks business unit as discussed above). In fiscal 2003, our business units were (1) connectivity, which included the majority of products previously managed under BCC, and (2) enterprise networking, which included all of the products previously managed under BNC as well as certain wireless and security offerings that were formerly part of BCC. Other actions pursued in fiscal 2003 were headcount reductions, outsourcing of certain information technology (IT) functions, and continuing efforts to sell excess facilities. All of these actions generated restructuring charges totaling $184.9 million in fiscal 2003, but also resulted in reductions of ongoing sales and marketing, research and development, and general and administrative expenses for fiscal 2003 as compared to fiscal 2002.

In fiscal 2004, we are taking a number of actions, affecting both revenue and expenses, with the objective of restoring 3Com to profitability.  To increase revenue, we are expanding our portfolio of products to include more Layer 3-plus and higher-end products, a full line of modular switches and routers, and a higher-end Voice-over-Internet Protocol (IP) offering.  As part of this strategy, and as described in more detail below, we have formed the Huawei-3Com Joint Venture (H-3C) with Huawei Technologies, Ltd., which will allow us to expand our product portfolio further to include additional router and modular switching products. We believe that this expanded product portfolio will allow us to deliver converged voice and data networking solutions not only to our traditional customers but also to larger and multi-site enterprises.  Also, in order to drive sales of these higher-end products, we are enhancing our direct touch sales, service and support capabilities, as well as developing new channels, such as system integrators and service providers.

We believe that we have begun to see the impact of some of these efforts. Revenue in the first nine months of fiscal 2004 included approximately $10 million related to certain router and switch products that we sourced from Huawei prior to the launch of H-3C and that are now being sourced from H-3C. We will continue to maintain a reseller agreement with Huawei for other products not sourced from H-3C.

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

In June 2003, we announced a reduction in workforce, most of which impacted general and administrative expenses.  In addition, we relocated certain transaction processing functions to lower cost locations. In September 2003, we announced an additional reduction of approximately one-third of our workforce. The majority of the employees impacted by this reduction in workforce were involved in manufacturing operations in Dublin, Ireland; we discontinued our internal manufacturing operations and outsourced them to contract manufacturers during the third quarter of fiscal 2004. The remaining employees impacted by this reduction in workforce are involved in certain product development functions that will be moved to lower-cost locations by the end of fiscal 2004.  In March 2004, we made selected reductions in sales and marketing personnel as part of our ongoing efforts to restructure and enhance our workforce consistent with our increased focus on enterprise networking; we expect to make additional reductions over the remainder of the fourth quarter of fiscal 2004.

As a result of our restructuring efforts described above, including primarily the actions announced in both June and September of 2003, we recorded restructuring charges of $147.1 million in the first nine months of fiscal 2004. In addition, we expect to record additional restructuring charges of approximately $5 million in the fourth quarter of fiscal 2004.  These actual and expected charges include the following main components:

•                  $47 million for facilities-related, severance and other costs related to the outsourcing of our manufacturing operations in Dublin and other reductions in the supply chain workforce;

•                  $71 million for other facilities-related costs; and

•                  $30 million for other severance costs.

As a result of the aforementioned fiscal 2004 restructuring actions and related charges, and based on our current projections for revenues, costs and expenses, which are subject to significant uncertainty, we expect that cost of sales and operating expenses will be reduced by approximately $4 million per quarter and $16 million per quarter, respectively, from the levels reported for the fourth quarter of fiscal 2003.  The expected reduction in cost of sales reflects the fact that a portion of the direct costs that we will avoid by outsourcing our manufacturing operations in Dublin will be incurred in the future as costs of products procured from contract manufacturers. The estimated reduction of $4 million per quarter  is expected to be fully realized in the fourth quarter of fiscal 2004; additional reductions in cost of sales are expected in the fourth quarter of fiscal 2004 due to the absence of transition-related expenses related to the outsourcing of Dublin manufacturing operations that had been incurred in each of the first three quarters of fiscal 2004. The majority of the estimated reduction in operating expenses of $16 million is expected to be realized in the fourth quarter of fiscal 2004, and the full reduction is expected to  be realized in the second quarter of fiscal 2005.

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

In China and Japan, H-3C sells its own products, as well as products it purchases directly from us and Huawei, in China and Japan. Outside of China and Japan, we resell H-3C’s products under the 3Com® brand. Through this reseller agreement, we are expanding our product line to include router products and modular switching products. The addition of these products to our product portfolio increases the size of the market opportunity for which we can compete.

We account for our investment in H-3C under the equity method. At the time of formation of H-3C, we recorded a charge of $12.6 million representing our ownership share (49 percent) of the value attributed to in-process technology contributed to H-3C by Huawei that had not yet reached technological feasibility and had no alternative future use. This charge was included in our results of operations for the second quarter of fiscal 2004 under the caption “Equity interest in loss of unconsolidated joint venture.” Since the date of formation, we have recorded our proportionate share of H-3C’s net loss based on the most recently available quarterly financial statements of H-3C. Accordingly, since H-3C reports on a calendar year basis, we have reported our equity in H-3C’s net income or loss for the calendar quarter ending December 31, 2003 in our financial statements for the third quarter of fiscal 2004.  For the first nine months of fiscal 2004, we have reported aggregate losses of $16.8 million related to our investment in H-3C. Prospectively, we will continue to report our equity in H-3C’s net income or loss based on H-3C’s most recent quarterly financial statements, two months in arrears. As H-3C is in the initial stages of its operations, we do not expect the impact of H-3C’s results to significantly affect our results of operations in the near term.

We believe that the actions that we are taking in fiscal 2004 are consistent with our goals of increasing revenue and reducing expenses in order to achieve profitability over the longer term.  However, we expect that some of the steps that we are taking to improve our business over the longer term will result in ongoing downward pressure on profitability in the near term.  For example, we are incurring significant charges for severance costs and write downs of excess facilities. In addition, as we complete the transition of our business in China and Japan to H-3C, there could be continuing adverse impacts on volumes, as well as lower average selling prices since the pricing of products sold to H-3C under an original equipment manufacturer (OEM) agreement is lower than the pricing of products sold through the distribution channels.  Over the next several quarters, we believe that we must continue to increase both revenue and gross margin.  In addition, based on our current projections for revenue and gross margin over the next several quarters, which are subject to significant uncertainty, we believe that we must reduce total operating expenses (including restructuring charges) to an amount less than $100 million per quarter, as compared to $143.8 million for the most recent quarter, in order to achieve profitability.

The assumptions underlying our planned actions in fiscal 2004 could prove to be inaccurate.  If current economic conditions deteriorate, or if our actions are not successful in achieving our goals, there could be additional adverse impacts on our financial position, results of operations or cash flows.  In that case, we might need to modify our strategic focus and restructure our business again to realign our resources and achieve additional cost and expense savings.

For information regarding our Critical Accounting Policies, we refer the reader to our annual report on Form 10-K for the year ended May 30, 2003.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in our condensed consolidated income statements:

	Three months ended		Nine months ended
	February 27, 2004	February 28, 2003	February 27, 2004	February 28, 2003

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.9	55.6	67.6	52.7
Gross margin	35.1	44.4	32.4	47.3
Operating expenses:
Sales and marketing	36.0	28.5	36.9	23.5
Research and development	13.8	12.2	14.5	11.4
General and administrative	10.3	11.0	12.3	9.6
Amortization and write down of intangibles	0.6	0.8	1.1	1.2
Restructuring charges	23.0	24.1	28.5	17.0
Loss on land and facilities, net	—	—	—	0.1
Total operating expenses	83.7	76.6	93.3	62.8
Operating loss	(48.6)	(32.2)	(60.9)	(15.5)
Gain (loss) on investments, net	0.5	(6.7)	(2.2)	(4.4)
Interest and other income, net	2.1	2.3	2.2	2.5
Loss from continuing operations before income taxes, equity interest, and cumulative effect of change in accounting principle	(46.0)	(36.6)	(60.9)	(17.4)
Income tax provision (benefit)	1.0	(3.4)	(0.6)	0.0
Equity interest in loss of unconsolidated joint venture	(2.4)	—	(3.3)	—
Loss from continuing operations before cumulative effect of change in accounting principle	(49.4)	(33.2)	(63.6)	(17.4)
Discontinued operations, net of tax	(0.4)	(3.4)	(0.5)	(9.0)
Loss before cumulative effect of change in accounting principle	(49.8)	(36.6)	(64.1)	(26.4)
Cumulative effect of change in accounting principle	—	—	—	(6.0)
Net loss	(49.8)%	(36.6)%	(64.1)%	(32.4)%

Sales

Sales in the third quarter of fiscal 2004 totaled $171.8 million, a decrease of $44.7 million, or 21 percent, compared to the same quarter one year ago. Sales in the first nine months of fiscal 2004 totaled $515.5 million, a decrease of $242.3 million, or 32 percent, compared to the same period one year ago.

Sales of our desktop, mobile, and server connectivity products in the third quarter and first nine months of fiscal 2004 decreased $27.5 million and $111.5 million, respectively, compared to the same periods one year ago. The decrease in sales of connectivity products was due to lower volumes and lower average selling prices. We believe the lower volumes resulted from a shift in technology towards alternative products; overall, product volumes decreased approximately 27 percent in the third quarter of fiscal 2004 as compared to the same quarter one year ago and 33 percent in the first nine months of fiscal 2004 as compared to the same nine-month period one year ago. Overall, average selling prices of connectivity products declined approximately 37 percent in the third quarter of fiscal 2004 as compared to the same quarter one year ago and 28 percent in the first nine months of fiscal 2004 as compared to the same nine-month period one year ago. Another factor contributing to the decrease in sales of connectivity products in the first nine months of fiscal 2004 as compared to the same nine-month period one year ago was the one-time recognition of $15.0 million of royalty revenue from a paid-up license resulting from settlement of litigation with Xircom, Inc. in the second quarter of fiscal 2003. We anticipate that sales of connectivity products will decline approximately 40 percent sequentially in the fourth quarter of fiscal 2004, or approximately $9.0 million, due to both reduced demand for our product offerings and increasing pricing pressures.

Sales of our enterprise networking data and voice product lines in the third quarter and first nine months of fiscal 2004 decreased $16.2 million and $121.7 million, respectively, compared to the same periods one year ago. Although there were increases in unit volumes in enterprise networking data product lines, the overall decreases in sales were driven primarily by increased price competition across all key product lines, and secondarily to an unfavorable shift in product mix. Sales of most enterprise data products declined in both the quarterly and nine-month periods.  However, sales of our Gigabit Ethernet LAN switch and Wireless offerings increased in the third quarter of fiscal 2004 as compared to the same quarter one year ago; sales of Gigabit Ethernet LAN switch products increased in the nine-month period also. Sales of modular switch and router products initially sourced from Huawei and now sourced from H-3C totaled approximately $5.0 million in the third quarter of fiscal 2004 and $10.4 million for the first nine months of fiscal 2004.  The decrease in sales of our enterprise networking voice products in the third quarter and first nine months of fiscal 2004 was the result of both increased market competition as well as a slow transition to more competitive product offerings.

As compared to the third quarter and first nine months of one year ago, sales of services and exited products decreased $1.0 million and $9.1 million, respectively. While lower maintenance contract renewals contributed to declines in both periods, the decline in sales as compared to the same nine-month period one year ago was largely attributable to the recognition of revenue in the first quarter of fiscal 2003 related to exited products that was deferred as of the end of fiscal 2002.

By Geography. U.S. sales in the third quarter of fiscal 2004 represented 24 percent of total sales compared to 27 percent of total sales in the third quarter of fiscal 2003, and U.S. sales in the first nine months of fiscal 2004 represented 28 percent of total sales compared to 35 percent of total sales in the first nine months of fiscal 2003.In the third quarter of fiscal 2004, U.S. sales decreased 31 percent and international sales decreased 17 percent compared to the same period one year ago. In the first nine months of fiscal 2004, U.S. sales decreased 46 percent and international sales decreased 24 percent compared to the same period one year ago.

The declines in sales of connectivity products discussed above occurred in all geographic regions, but the declines were most pronounced in the U.S. market, where sales in the third quarter and first nine months of fiscal 2004 decreased by 62 percent and 66 percent, respectively, as compared to the same three and nine-month periods one year ago. This decline in sales of connectivity products in the U.S. market in the first nine months of fiscal 2004 includes the entirety of the $15 million of royalty revenue that resulted from settlement of litigation with Xircom, Inc. as discussed above. The decline in sales of enterprise networking data products in the third quarter of fiscal 2004 as compared to the same quarter one year ago occurred mainly in the Europe, Middle East, and Africa (EMEA) and Asia Pacific Rim regions, whereas the decline in the first nine months of fiscal 2004 as compared to the same nine-month period one year ago occurred across all regions. Declines in sales of enterprise networking voice products as compared to the same periods one year ago were largely confined to the U.S. market. The decline in sales of services and exited products in the third quarter of fiscal 2004 as compared to the same quarter one year ago occurred across all regions, whereas the decline in the first nine months of fiscal 2004 as compared to the same nine-month period one year ago occurred primarily in the U.S. market and, to a lesser extent, in the EMEA region.

Gross Margin

Gross margin as a percentage of sales declined 9.3 percentage points from 44.4 percent in the third quarter of fiscal 2003 to 35.1 percent in the third quarter of fiscal 2004. Gross margin as a percentage of sales declined 14.9 percentage points from 47.3 percent in the first nine months of fiscal 2003 to 32.4 percent of sales in the first nine months of fiscal 2004. Significant components of the decrease in gross margins were as follows:

	Current quarter	Year to Date

Declines in standard-related margin	(3.5)%	(5.8)%
Dublin manufacturing facility closure	(2.6)	(1.7)
Duty refunds and proceeds from inventory previously written off	(1.2)	(1.8)
Volume-related impacts	(0.4)	(2.5)
Impact of royalty revenue	—	(1.1)
Other	(1.6)	(2.0)
Total	(9.3)%	(14.9)%

•                  The decline in standard-related margin as compared to the same quarter and nine-month period one year ago was primarily the result of lower average selling prices (ASPs), and was secondarily due to an unfavorable shift in product mix. These unfavorable factors were partially offset by product cost reductions.

•                  As a result of our decision to outsource our remaining manufacturing operations in Dublin, we recorded charges related to manufacturing assets and other transition-related costs of $4.5 million and $9.2 million in the third quarter and first nine months of fiscal 2004, respectively.

•                  Gross margin in the third quarter and first nine months of fiscal 2004 did not benefit to any significant degree from duty refunds or proceeds from the sale of inventory that was previously written off.  However, gross margin in the third quarter and first nine months of fiscal 2003 included benefits for duty refunds of $2.5 million and $13.9 million, respectively, related to such items.

•                  Volume-related impacts include higher post-sale technical support costs, manufacturing overhead costs, and warranty costs as a percentage of sales.  Since a portion of these costs is not directly variable with sales, these costs did not decline at the same rate as sales.

•                  Revenue in the first nine months of fiscal 2003 included royalty revenue of $15.0 million related to the settlement of litigation with Xircom. This revenue did not have any associated costs of goods.

Operating Expenses

Total operating expenses in the third quarter of fiscal 2004 were $143.8 million compared to $165.8 million in the third quarter of fiscal 2003, or a net decrease of $22.0 million.  Research and development and general and administrative expenses decreased by $2.6 million and $6.4 million, respectively. In addition, amortization and write down of intangibles and restructuring charges decreased by $0.6 million and $12.6 million, respectively.  Sales and marketing expenses overall were relatively flat, increasing $0.2 million.

Total operating expenses in the first nine months of fiscal 2004 were $481.3 million compared to $475.6 million in the first nine months of fiscal 2003, or a net increase of $5.7 million. Sales and marketing expenses increased by $11.6 million. In addition, restructuring charges increased by $18.1 million. Offsetting these increases were lower research and development expenses ($11.0 million), general and administrative expenses ($8.8 million), amortization and write down of intangibles ($3.3 million) and reduced losses from asset disposals ($0.9 million).

As a percent of sales, total operating expenses in the third quarter of fiscal 2004 were 83.7 percent, compared to 76.6 percent in the third quarter of fiscal 2003. In aggregate, sales and marketing, research and development, and general and administrative expenses were 60.1 percent of sales in the third quarter of fiscal 2004, compared to 51.7 percent in the third quarter of fiscal 2003. As a percent of sales, total operating expenses in the first nine months of fiscal 2004 were 93.3 percent, compared to 62.8 percent in the first nine months of fiscal 2003. In aggregate, sales and marketing, research and development, and general and administrative expenses were 63.7 percent of sales in the first nine months of fiscal 2004, compared to 44.5 percent in the first nine months of fiscal 2003.  To a significant degree, these expenses are controllable and discretionary over time, but they are not directly variable with sales levels within a particular period.

We allocate and report IT and facilities-related expenses as a component of cost of sales and operating expenses. On an overall basis, total operating expenses for the third quarter and first nine months of 2004 reflected a decrease in IT-related expenses, as compared to the same three and nine month periods one year ago, largely as a result of employee reductions and asset write offs associated with our IT outsourcing initiatives during fiscal 2003. Partially offsetting the decrease in IT-related expenses was a net increase in facilities-related expenses due to a reduction in rental and sublease income received. Such rental and sublease income is recorded as an offset to the associated facilities-related expenses.

Following is a more detailed discussion of the factors affecting each major component of total operating expenses.

Sales and Marketing.  Sales and marketing expenses in the third quarter of fiscal 2004 increased $0.2 million as compared to the third quarter of fiscal 2003, primarily due to increased workforce-related and travel and entertainment expenses, reflecting the addition of direct-touch sales representatives in connection with our increased focus on the enterprise market, and an increase in facilities-related expenses. Largely offsetting these increases were reduced IT expenses, as well as reduced marketing expenses as a result of a shift in spending towards more focused, product and channel specific programs. Sales and marketing expenses in the first nine months of fiscal 2004 increased $11.6 million as compared to the comparable period of fiscal 2003, primarily due to increased workforce-related, travel and entertainment and facilities-related expenses as discussed above. Partly offsetting these increases were reduced IT expenses and reduced marketing spending as discussed above.

Research and Development.  Research and development expenses in the third quarter of fiscal 2004 decreased $2.6 million as compared to the third quarter of fiscal 2003 due to reduced IT expenses and reduced workforce expenses as a result of restructuring activities. Partly offsetting these reductions were increased use of third parties for development work, as well as an increase in facilities-related expenses. Research and development expenses in the first nine months of fiscal 2004 decreased $11.0 million as compared to the first nine months of fiscal 2003, due to reduced IT expenses, depreciation expense related to engineering assets reflecting write-downs and disposals associated with our restructuring initiatives, and spending for project tools and materials. Partly offsetting these reductions were increased third-party development work and facilities-related expenses.

General and Administrative.  General and administrative (G&A) expenses in the third quarter of fiscal 2004 decreased $6.4 million as compared to the third quarter of fiscal 2003, due to several factors.  Factors that had the effect of decreasing G&A expenses as compared to the same quarter one year ago included reduced legal and professional services costs related to the formation of H-3C; reduced workforce-related expenses due to our restructuring initiatives, and reduced IT expenses.  Partially offsetting these reductions were increased bad debt expenses.  G&A expenses in the first nine months of fiscal 2004 decreased $8.8 million as compared to the first nine months of fiscal 2003, due to several factors.  Factors that had the effect of decreasing G&A expenses as compared to the same quarter one year ago included reduced workforce-related, IT and bad debt expenses. Partially offsetting these reductions was the impact of sales tax refunds in the prior year period that did not recur in the current year.

Amortization and Write Down of Intangibles.  Amortization and write down of intangibles decreased $0.6 million in the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003.  This decrease was due to reduced amortization expenses reflecting a lower base of intangible assets as a result of an impairment charge during the first quarter of fiscal 2004.  Amortization and write down of intangibles decreased $3.3 million in the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003 due to reduced impairment charges, as well as reduced amortization expenses as discussed above. In the first nine months of fiscal 2004, there was an impairment charge of $1.9 million related to developed and core technology associated with the acquisition of assets from Alteon Websystems in fiscal 2001; in the prior year period, there was an impairment charge of $3.2 million related to developed and core technology associated with the acquisition of NBX Corporation in fiscal 1999.

Restructuring Charges. Restructuring charges in the third quarter and first nine months of fiscal 2004 were $39.5 million and $147.1 million, respectively. Restructuring charges in the third quarter of fiscal 2004 included $25.9 million in facilities-related charges, including $26.0 million of accelerated depreciation and impairments related to the Dublin and Santa Clara facilities. These restructuring charges were offset by a credit of $0.1 million for revised estimates related to lease terminations.  Restructuring charges in the third quarter of fiscal 2004 also included $17.2 million for severance-related costs and $1.1 million for other restructuring costs, primarily relating to long-term asset write downs. These restructuring charges were offset by a net credit of $4.7 million, which was mainly the result from a settlement of the outsourcing-related obligations in Dublin at amounts less than originally estimated.  Restructuring charges in the first nine months of fiscal 2004 included $94.8 million in facilities-related charges, including $75.6 million of accelerated depreciation and impairments related to the Hemel Hempstead, Dublin and Santa Clara facilities, $13.7 million in charges for the write down and sale of certain properties in Santa Clara and Rolling Meadows, Illinois, and $5.5 million of other facilities-related charges. Restructuring charges in the first nine months of fiscal 2004 also included $48.2 million in severance-related charges and $4.1 million related to other restructuring costs. These charges were primarily the result of cost reduction efforts initiated in fiscal 2004. Additional charges of approximately $5 million, primarily for severance costs, are expected in the fourth quarter of fiscal 2004.

Restructuring charges in the third quarter and first nine months of fiscal 2003 were $52.1 million and $128.9 million, respectively. Restructuring charges in the third quarter of fiscal 2003 primarily consisted of facilities-related charges, including a $41.4 million of accelerated depreciation and impairments of facilities in Santa Clara (which were later sold in the second quarter of fiscal 2004) and $5.2 million of lease termination costs. Other restructuring charges in the third quarter of fiscal 2003 included $5.5 million related to long-term asset write downs, severance costs, and other facilities-related charges. Restructuring chargers in the first nine months of fiscal 2003 primarily consisted of facilities-related charges, including $99.1 million of accelerated depreciation and impairments of facilities in Santa Clara, Marlborough, Hemel Hempstead and Dublin and $6.8 million of lease termination costs.  In addition to these charges, restructuring charges in the first nine months of fiscal 2003 included $16.3 million related to additional severance costs and $6.7 million related to long-term asset write downs and other restructuring charges. Restructuring charges in the first nine months of fiscal 2003 were primarily the result of cost reduction efforts initiated in fiscal 2003.

Loss on Land and Facilities, Net. The net loss on land and facilities was $0.9 million for the first nine months of fiscal 2003, primarily related to our Salt Lake City facility that was sold in the second quarter of fiscal 2003. This property was classified as held for sale prior to the inception of our restructuring initiatives and, therefore, the net losses associated with it were not the result of restructuring actions and were not recorded as part of restructuring charges.

Gain (Loss) on Investments, Net

Net gain on investments of $0.9 million in the third quarter of fiscal 2004 was mainly the result of a gain recognized upon the sale of an investment in a privately-held company ($4.3 million), partially offset by write downs of long term equity investments ($3.8 million). Net loss on investments of $14.6 million in the first nine months of fiscal 2004 was mainly the result of the gain recognized upon the sale of an investment in a privately-held company mentioned above ($4.3 million), offset by write downs of long term equity investments ($16.0 million). Net loss on investments in the third quarter and first nine months of fiscal 2003 was due primarily to market value adjustments of limited partner venture funds and write downs of long term equity investments. Also included in the first nine months of fiscal 2003 were losses on the sale of investments in limited partner venture funds.

Interest and Other Income, Net

Interest and other income, net of $3.6 million in the third quarter of fiscal 2004 decreased $1.6 million compared to the third quarter of fiscal 2003. The decrease reflected a reduction in interest income of $2.9 million that resulted from lower interest rates, partially offset by reductions of $1.3 million in other expenses, mainly lower interest expense resulting from the repayment of all outstanding borrowings.

Interest and other income, net, in the first nine months of fiscal 2004 decreased $7.3 million as compared to the first nine months of fiscal 2003, with reduced interest income ($12.6 million) being partially offset by decreases in other expenses ($5.3 million). Interest income decreased due to lower interest rates overall as well as lower interest income relating to income tax refunds, which generated $1.4 million and $5.1 million of interest income in the first nine months of fiscal 2004 and 2003, respectively. Partially offsetting the decrease in interest income were lower interest expense that resulted from the repayment of borrowings, as well as reduced costs associated with warrants issued to Broadcom Corporation that expired in December 2003.

Equity Interest in Loss of Unconsolidated Joint Venture

As described more fully above, we account for our investment in H-3C under the equity method. In the third quarter of fiscal 2004, we recorded a charge of $4.2 million representing our share of the net loss incurred by H-3C during the quarter ended December 31, 2003. At the time of formation of H-3C, we recorded a charge of $12.6 million representing our ownership share (49 percent) of the value attributed to in-process technology contributed to H-3C by Huawei that had not yet reached technological feasibility and had no alternative future use; this charge is reflected in our results for the first nine months of fiscal 2004.

Income Tax Provision (Benefit)

Our tax provision in the third quarter of fiscal 2004 was the result of providing for taxes in certain state and foreign jurisdictions. Our income tax benefit for the first nine months of fiscal 2004 included the benefit of a foreign net operating loss carryback of $8.5 million, partially offset by a provision of $5.6 million for taxes in certain state and foreign jurisdictions. The tax provision in the third quarter and first nine months of fiscal 2003 was the result of providing for taxes in certain state and foreign jurisdictions.

Discontinued Operations

Discontinued operations relate to our CommWorks business unit that was sold in the fourth quarter of fiscal 2003. We recorded losses of $0.7 million and $2.5 million in the third quarter and first nine months of fiscal 2004, respectively, due to adjustments to previous estimates of liabilities related to the sale of CommWorks. In the third quarter and first nine months of fiscal 2003, the loss relating to the operations of CommWorks was $7.3 million and $68.0 million, respectively, and included $0.3 million and $0.9 million of tax expense, respectively.

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

Liquidity and Capital Resources

Cash and equivalents and short-term investments were $1,366.0 million at February 27, 2004, a decrease of approximately $118.6 million compared to the balance of $1,484.6 million as of May 30, 2003.

Net cash used in operating activities was $148.9 million in the first nine months of fiscal 2004, primarily reflecting our loss from continuing operations of $328.0 million. Also included in net cash used in operating activities for the first nine months of fiscal 2004 was the impact of a favorable settlement of an intellectual property dispute. Under this settlement, we collected $8.0 million in the third quarter of fiscal 2004, and recorded a receivable for the remaining $8.0 million, which will be collected in four equal installments of $2.0 million each on the settlement anniversary date. The total settlement of $16.0 million was deferred as of the settlement date and is being amortized to licensing revenue through fiscal 2009. Significant commitments that will require the use of cash in future periods include obligations under lease, royalty, patent licensing and IT outsourcing agreements. Total future lease obligations as of February 27, 2004 were $56.7 million, of which $19.7 million will be paid over the next twelve months.  Obligations under royalty and patent licensing arrangements as of February 27, 2004 were approximately $22.2 million, of which $10.2 million is expected to be paid over the next twelve months. Under our IT outsourcing agreements, we are subject to service level commitments providing for minimum payments of $5.1 million annually through December 2013. Termination of such agreements prior to this date would result in early termination penalties that decline over time. If we were to terminate the agreements at the beginning of the fourth quarter of fiscal 2004, such penalties would be approximately $4.3 million.

We expect that cash flows from operating activities will be negative over the next several quarters, and possibly longer, due to continuing net losses.  There are no assurances that we can reduce our net losses and negative cash flow in the foreseeable future, or that we can raise capital as needed to fund our operations on an ongoing basis. However, based on current business conditions and our current operating and financial plans, but subject to the discussion in Business Environment and Industry Trends below, we believe that our existing cash and equivalents and short-term investments will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. As a result of the aforementioned fiscal 2004 restructuring actions and related charges, and based on our current projections for revenues, costs and expenses, which are subject to significant uncertainty, we expect net cash flow from operations to be improved by approximately $18 million per quarter from the levels reported for the fourth quarter of fiscal 2003. This improvement excludes the impact of cash disbursements to be made in settlement of liabilities accrued as of February 27, 2004, the majority of which liabilities are expected to be fully settled during the first quarter of fiscal 2005.

Net cash provided by investing activities was $41.8 million for the first nine months of fiscal 2004, primarily resulting from approximately $114.1 million of net proceeds related to sales, maturities and purchases of debt and equity securities and $87.7 million of net proceeds related to sales and purchases of fixed assets, partially offset by our $160.0 million investment in H-3C.

For the first nine months of fiscal 2004, we received proceeds of approximately $776.8 million from maturities and sales of investments, almost all of which related to municipal and corporate bonds and government agency instruments. Offsetting these proceeds were investments totaling $660.3 million in municipal and corporate bonds and government agency instruments, as well as investments totaling $2.4 million in equity securities.

Our investments in equity securities include investments made by 3Com Ventures. Through 3Com Ventures, we selectively make strategic investments in privately held companies and in limited partnership venture capital funds, which in turn invest in privately held companies. These investment activities are entered into with the intention of complementing our business strategies and research and development efforts, and may include a strategic commercial or technology relationship, such as a component supply agreement or technology license arrangement, with these privately held companies.

3Com Ventures has made strategic investments of $2.4 million in the first nine months of fiscal 2004 and has committed to make additional capital contributions to venture capital funds totaling $10.6 million. We are contractually obligated to provide funding upon calls for capital. The expiration dates for such capital calls are generally five to eight years from the inception of the fund, and the amounts and timing of such calls during that period are entirely at the discretion of the funds’ general partners. We estimate that we will pay approximately $4.4 million over the next twelve months as capital calls are made.

During the first nine months of fiscal 2004, we made capital expenditures of $12.6 million for new property and equipment.  Also, during this same period, we collected $100.2 million from sales of property and equipment, primarily relating to the sale of our Rolling Meadows facility in July 2003 and certain properties in Santa Clara in November 2003. As of February 27, 2004, capital expenditure commitments outstanding were not material.

Net cash provided by financing activities was $114.6 million in the first nine months of fiscal 2004, including the collection of the final installments totaling $8.4 million due under a note receivable related to the sale of warrants to Broadcom during fiscal 2002 and $106.5 million of proceeds from the issuance of common stock, offset by $0.3 million for payments due under capital leases. There were no borrowings or repayments under our revolving line of credit during the first nine months of fiscal 2004. As of February 27, 2004, we were eligible for borrowing under the revolving line of credit of up to $32 million, had no amounts outstanding, and had $9.4 million of bank-issued standby letters of credit and bank guarantees.

We did not repurchase any shares of common stock in the first nine months of fiscal 2004. Our current stock repurchase program permits expenditures of up to $100.0 million through March 2005.  We may use cash in future periods to repurchase shares of our common stock pursuant to this authorization.

In the first nine months of fiscal 2004, we issued 22.3 million shares of stock under our employee stock option and stock purchase plans and collected $106.5 million related to such issuances. As of February 27, 2004, our outstanding stock options as a percentage of outstanding shares were 16 percent. This potential dilution to existing stockholders is mainly the result of the effect of our distribution of Palm, Inc. common stock in the first quarter of fiscal 2001. As a result of the Palm distribution, the number of shares subject to option grants was adjusted to preserve the intrinsic value of the stock options, resulting in an increase of 134 million options, and bringing the total option shares outstanding to 169 million at the time of the distribution. The potential dilution has been an area of focus for senior management. As a result of reductions in the number of employees, stock option exercises, and management of new grants, the number of outstanding options has been reduced approximately 64 percent since the Palm distribution. In addition, the number of options available for future grant was reduced by a net 108 million shares due to approvals of proposals submitted to our stockholders at our annual stockholder meeting in September 2003.

Stock option activity during the first nine months of fiscal 2004 and stock option detail as of February 27, 2004, were as follows:

	Number of shares	Weighted average exercise price
	(in thousands)

Outstanding, May 30, 2003	85,502	$7.03

Granted	9,704	5.54
Exercised	(20,505)	4.99
Canceled	(13,360)	8.35
Outstanding, February 27, 2004	61,341	$7.18

			Outstanding options as of February 27, 2004		Exercisable at February 27, 2004
Range of exercise prices			Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
			(in thousands)		(in thousands)

$0.13	-	$4.29	5,840	$4.21	1,779	$4.09
4.30	-	5.10	8,394	4.83	5,142	4.82
5.12	-	5.54	13,380	5.38	7,486	5.49
5.55	-	6.09	10,345	5.92	9,604	5.94
6.10	-	10.09	13,721	8.20	10,656	8.30
10.11	-	21.57	9,661	13.44	7,931	13.40
Total			61,341	$7.18	42,598	$7.63

The following table summarizes our equity compensation plans as of February 27, 2004:

	Number of securities to be issued upon exercise of options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)
	(in thousands)		(in thousands)

Equity compensation plans approved by stockholders	22,018	$7.75	27,912
Equity compensation plans not approved by stockholders*	39,012	6.88	—

Total	61,030	$7.19	27,912

* Excludes 0.3 million outstanding options with an average exercise price of $5.67. These options were assumed in connection with acquisitions and no additional options are available for future issuance under such plans.

Options issued outside of the stockholder-approved plans were issued under our broad-based 1994 Stock Option Plan, as amended. Options granted from this plan were granted at fair value, vest over two to four years, and expire ten years after the date of grant. Effective September 2003, the 2003 Stock Plan was approved by stockholders and replaced the 1994 Stock Option Plan for all grants subsequent to the approval date. Also in September 2003, stockholders approved a five million share increase in the number shares available for issuance under the Employee Stock Purchase Plan.

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

In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104).  SAB 104 clarifies existing guidance regarding revenue for contracts which contain multiple deliverables to make it consistent with EITF No. 00-21.  The adoption of SAB 104 did not have a material effect on our financial position or results of operations.

Business Environment and Industry Trends

Industry trends and specific risks may affect our future business and results.  The matters discussed below could cause our future results to differ from past results or those described in forward-looking statements.

We have incurred significant net losses in recent fiscal periods, including $331 million for the first three quarters of fiscal 2004 and $284 million, $596 million and $965 million in fiscal years 2003, 2002 and 2001, respectively, and we may not be able to return to profitability.

We incurred a net loss of $331 million for the first three quarters of fiscal 2004, and net losses of $284 million, $596 million and $965 million in fiscal 2003, 2002 and 2001, respectively. Although we are taking steps designed to improve our results of operations, we cannot assure you that we will return to profitability. Further, if we do return to profitability, we cannot assure you that we will be able to sustain or increase such profitability in the future.

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

•                  excess facilities;

•                  operating expenses (particularly general and administrative expenses) that, as a percentage of revenue, have exceeded our desired financial model; and

•                  disruptions resulting from our workforce reductions and employee attrition.

We entered into a joint venture in China with Huawei that, if not successful, could materially and adversely impact our business, business prospects and operating results.

In November 2003, we announced the formation of a joint venture for enterprise networking products with Huawei, a leading Chinese company.  3Com currently has a 49 percent minority interest in the Huawei-3Com joint venture, which has Hangzhou, China as its primary base of operations. Pursuant to the joint venture agreements, 3Com has the right to market and support the Huawei-3Com products under the 3Com brand in all countries except China and Japan. In China and Japan, the joint venture will sell products sourced internally as well as from 3Com and Huawei under the joint venture’s brand.  The joint venture commenced operations in November 2003.  In the third quarter of fiscal 2004, we began reflecting the operating results of the joint venture in our operating results to the extent of our ownership interest; the reported loss for the third quarter of fiscal 2004 was $4.2 million.  Also, at the time of formation of the joint venture, 3Com recorded a charge of $12.6 million representing 3Com’s ownership share (49 percent) of the value attributed to in-process technology contributed to the joint venture by Huawei that had not yet reached technological feasibility and had no alternative future use; this charge was included in 3Com’s results of operations for the second quarter of fiscal 2004.  3Com’s reported loss related to the joint venture for the first nine months of fiscal 2004 totaled $16.8 million.

The new joint venture is likely to confront numerous challenges in the future. For example, at the outset, integration of the business assets and operations being contributed by each partner will involve complex activities that must be completed in a short period of time. Going forward, there could be disagreements between 3Com and Huawei with respect to important strategic and operational decisions. The business of the joint venture will also be subject to all of the operational risks that would normally arise for a technology company with global operations pertaining to research and development, manufacturing, sales, service, marketing, and corporate functions. In addition, competition in the enterprise networking market will involve challenges from numerous, well-established companies with substantial resources and significant market share.

Our business, business prospects and operating results are heavily dependent upon the success of the Huawei-3Com joint venture. In particular, our product development activities will become increasingly interdependent with those of the joint venture. If the joint venture and our transactions with it are not successful or less successful than we anticipate, we may not introduce new products needed to broaden our high-end enterprise networks product line, which may adversely affect our revenues, business and business prospects. Even if the joint venture is successful, there may be disruption to our existing distribution channels and conflicts with our current channel partners resulting from the establishment of the joint venture’s operations and distribution arrangements.

Our strategy of outsourcing functions and operations not central to our business may fail to reduce cost and may disrupt our operations.

We continue to look for ways to decrease cost and improve efficiency by contracting other companies to perform functions or operations that do not contribute to our core technology business. Up until recently, our efforts have focused on using outside vendors to meet some of our IT and manufacturing needs. In the third quarter of fiscal 2004, we completed the outsourcing of all manufacturing of our products. To achieve more cost savings or operational benefits, we may expand our outsourcing of IT activities, as well as aspects of the following operations: human resources, accounting, internal audit, security and engineering. Although we believe that outsourcing these functions will result in lower costs and increased efficiencies, this may not be the case. For example, outsourcing means that we will be relying upon third parties to meet our needs. Because these third parties may not be as responsive to our needs as we would be ourselves, outsourcing the services increases the risk of disruption to our operations. In addition, our agreements with these third parties sometimes include substantial penalties for terminating such agreements early or failing to maintain minimum service levels. Because we cannot always predict how long we will need the services or how much of the services we will use, we may have to pay these penalties.

Our revenues may decrease, and we may not be able to compensate for such lower revenues with cost reductions sufficient to generate positive net income or cash flow.

We believe that we must implement strict cost and expense reductions if we are to generate positive net income and cash flow from operations in future quarters. If we are not able to effectively reduce our costs and expenses commensurate with, and at the same pace as, any further deterioration in our revenues, we may not be able to generate positive net income or cash flow from operations. If we continue to experience negative cash flow from operations over a prolonged period of time, our ability and efforts to operate our business effectively could be adversely affected. We are unable to predict the exact amount of cost reductions required for us to generate positive net income or cash flow from operations because we cannot accurately predict the amount of our future revenue. Our future revenue depends, in part, on future economic and market conditions, which we are unable to forecast accurately. We also cannot forecast the impact of new products. Although we cannot accurately predict the amount of our future revenue overall, we expect that revenue from sales of desktop, mobile and server connectivity products, which represented approximately 14 percent of total revenue for the third quarter of fiscal

2004, will decline further due to pricing pressures and technological changes and trends in the networking industry.

Our efforts to consolidate our real estate portfolio and sell certain real estate holdings may not generate the expected level of cash proceeds or result in reductions of operating costs.

In connection with our ongoing restructuring and cost reduction activities, we are making efforts to consolidate our operations into fewer facilities and to dispose of excess facilities. We currently have excess facilities held for sale in Santa Clara, Dublin, and Hemel Hempstead. Despite our best efforts, our ability to dispose of our excess real estate holdings may be impaired by adverse conditions in the commercial real estate market. Additionally, if we continue to own excess facilities and are unable to lease the facilities to third parties, our operating results will be adversely affected by the continuing operating costs associated with the excess facilities.

Our workforce reductions, and the high cost of living in certain locations, may make it more difficult for us to retain and recruit the qualified employees and management personnel that are critical to our success.

Our success depends upon retaining and recruiting highly qualified employees and management personnel. However, the significant downturn in our business environment has had a negative impact on our operations. As a result, we have restructured our operations to reduce our workforce and implement other cost reduction activities. Although we believe these various changes and actions will improve our organizational effectiveness and competitiveness, they could lead, in the short term, to disruptions in our business, reduced employee morale and productivity, problems with retaining existing employees and recruiting future employees, and increased financial costs. Recruiting and retaining skilled personnel, including engineers, sales representatives and product marketing managers, continues to be difficult. In addition, at certain locations where we operate, the cost of living is extremely high and it may be difficult to attract and retain key employees and management personnel at a reasonable cost. If we cannot successfully recruit and retain qualified employees and management personnel, our product introduction schedules, customer relationships, results of operations and financial position may be impaired and our overall ability to compete may be adversely affected.

Efforts to reduce operating expenses could involve further workforce reductions and lead to reduced revenues and other disruptions in our business.

Our operating expenses, particularly general and administrative expenses, as a percent of revenue have been higher than our desired long-term financial model. We have taken, and will continue to take, actions to reduce these expenses. Future actions could include further reductions in our workforce, relocation of functions and activities to lower cost locations, changes or modifications in IT systems or applications and process reengineering. As a result of these actions, the employment of some employees with critical skills will be terminated, and other employees will leave our company voluntarily due to the uncertainties associated with our business environment and their job security.  In addition, reductions in overall staffing levels might make it more difficult for us to achieve our revenue objectives, to adhere to our preferred business practices and to address all of our legal and regulatory obligations in an effective manner, which could, in turn, ultimately lead to missed business opportunities, higher operating costs or penalties.

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

We incurred a significant net loss and negative cash flow from operations for the first three quarters of fiscal 2004. If we continue to incur significant net losses and negative cash flow from operations over a prolonged period, our liquidity and ability to operate our business could be adversely affected. For example, our ability to raise financial capital may be hindered due to the possibility of continuing net losses and negative cash flow in the future. An inability to raise financial capital would limit our operating flexibility.

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

In fiscal 2004, we moved our corporate headquarters to our Marlborough facility, which is the primary location and base of operations for our ongoing enterprise networking business. Although only a relatively small percentage of our total workforce has been or will be affected by this move, ongoing efforts and expenses will be required to effect the relocation. For example, we have incurred and expect to continue to incur relocation costs, severance costs (for those employees not moving to Marlborough), and recruitment costs (for replacing the employees not moving to Marlborough). Also, although we believe the relocation will improve our organizational effectiveness, it could lead, in the short term, to disruptions in our business. The relocation process will be substantially completed during the fourth quarter of fiscal 2004.

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

We are making significant investments in various technologies for emerging product lines.  These investments have included XRN™ (eXpandable Resilient Networking) technology, Gigabit Ethernet technology, Internet Protocol (IP) telephony, wireless LANs, Layer 3+ switching, network security technology (such as our embedded firewall products), and Network Jack switches. We expect new products and solutions based on these technologies to contribute to future sales growth. However, the markets for some of these products and solutions are still emerging and the market potential for our products and solutions based on these technologies remains unproven. If customer demand for our products and solutions based on these technologies does not develop as we expect, or if our sales and marketing strategies for these technologies are not effective, our financial results could be adversely affected and we might need to change our business strategy.

We may not be successful at identifying and responding to new and emerging market and product opportunities.

The markets in which we compete are characterized by rapid technology transitions and short product life cycles. Therefore, our success depends on our ability to:

•                  identify new market and product opportunities;

•                  develop and introduce new products and solutions in a timely manner;

•                  gain market acceptance of new products and solutions, particularly in the targeted emerging markets discussed above; and

•                  rapidly and efficiently transition our customers from older to newer enterprise networking technologies.

Our results of operations or financial position could suffer if we are not successful in achieving these goals. For example, our business would suffer if:

•                  there is a delay in introducing new products;

•                  there are fewer customers interested in our products than we expected;

•                  our products do not satisfy customers in terms of features, functionality or quality; or

•                  our products cost more to produce than we expect.

Our business would suffer in particular if negative effects such as these were to occur in those product markets that we have identified as emerging high-growth opportunities. One factor that may cause greater difficulty for us in quickly and effectively introducing new products with the features, functionality, quality, and costs that are optimal for the market is our increased reliance on relationships with strategic partners, such as original design manufacturers (ODMs). Because ODMs manufacture the products of other companies as well as ours, the timeliness of the availability of our products depends, in part, on their production schedules. In addition, we are relying on ODMs to manufacture products that meet our specifications with regard to quality and cost. We will continue to source other products from OEMs and from the Huawei-3Com joint venture. Finally, since we rely on our strategic partners, we may not be able to independently identify current product and technology trends and to respond to such trends as well as if we were working independently.

A significant portion of our revenue is derived from sales to a small number of customers. If any of these customers reduces its business with us, our business could be seriously harmed.

We distribute many of our products through two-tier distribution channels that include distributors, systems integrators and value-added resellers. We also sell to personal computer manufacturers and telecommunications service providers. A significant portion of our revenue is concentrated among a few distributors and OEM customers; our two largest customers accounted for a combined 34 percent of total sales for the first three quarters of fiscal 2004, a combined 33 percent of total sales for the entirety of fiscal 2003, and a combined 28 percent of total sales for each of fiscal 2002 and fiscal 2001. There has been a trend of decreased demand for connectivity products from OEM customers such as Dell Computer Corporation and Hewlett-Packard Company, due to increased integration of networking connections with semiconductor components, and also to factors specific to our OEM customers. Additionally, consolidation in our distribution channels and among personal computer (PC) manufacturers is reducing the number of customers in our domestic and international markets. In an effort to streamline our operations, we may increase the focus of our distribution sales resources on selected distribution channel customers.

We depend on distributors who maintain inventories of our products. If the distributors reduce their inventories of our products, our revenue could be adversely affected.

Our distributors maintain inventories of our products. We work closely with our distributors to monitor channel inventory levels and ensure that appropriate levels of products are available to resellers and end users. We have improved certain of our supply chain processes so that deliveries to our channel partners can be done more rapidly, thereby enabling our channel partners to hold fewer weeks of supply of our products in their inventory. At the end of fiscal year 2003, channel inventory levels were at the upper end of our target range of four to six weeks supply on hand at our distributors. At the end of each of the first three quarters of fiscal 2004, channel inventory levels were at approximately 4.5 weeks supply. We expect to operate our business with no greater than 4.5 weeks of channel inventory for the remainder of fiscal 2004.  At this level of channel inventory, some of our channel partners will hold less than the average level of inventory, and others will be at a higher level. Partners with a below-average inventory level may incur stock outs that would adversely impact our revenues. If our channel partners further reduce their levels of inventory of our products, our sales would be negatively impacted during the period of change.

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

Our strategies to outsource all of our manufacturing requirements to contract manufacturers,  and for contract manufacturers to ship directly to our customers, may not result in  meeting our cost, quality or performance standards. The inability of any contract manufacturer to meet our cost, quality or performance standards could adversely affect our results from operations.

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

•                  as integration of networking features on a reduced number of computer chips continues, we are increasingly facing competition from parties who are our suppliers;

•                  our ability to accurately forecast demand is diminished, especially in light of general economic weakness and uncertainty following wars and terrorist events;

•                  our significantly increased reliance on, and long-term arrangements with, third-party manufacturers places much of the supply chain process out of our direct control and heightens the need for accurate forecasting and reduces our ability to transition quickly to alternative supply chain strategies; and

•                  we may experience disruptions to our logistics.

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

The integration of networking, communications, and computer processing functions on a reduced number of computer chips has become an industry trend. This trend is sometimes referred to as “siliconization.” Many of these integrated computer chips offer improved features and increased performance at lower cost.  Some competitors that have a significant share of the PC chip market may sell chips that contain integrated connectivity at prices not significantly greater than prices for PC chips without connectivity.  If we cannot compete successfully against current or future competitors or their product offerings, our business, results of operations or financial position could be adversely affected.

The contract manufacturers on whom we rely face currency exchange rate risk that may affect their ability to provide products on a cost competitive basis, which could in turn impact our operating results and our competitiveness.

We are entirely dependent upon external contract manufacturers for product supplies and, in turn, upon the ability of these contract manufacturers to remain cost competitive.  A significant component of maintaining this cost competitiveness is the ability of the contract manufacturers to adjust their own costs and manufacturing infrastructure to compensate for possible adverse exchange rate movements. To the extent that the contract manufacturers are unable to do so, and we are unable to procure alternative product supplies, then our own operating results and our own competitiveness may be adversely impacted.

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

Our past and future decisions to exit certain product lines may have unforeseen negative impacts to our business.

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

Historically, our stock price has experienced substantial volatility. We expect that our stock price may continue to experience volatility in the future due to a variety of potential factors such as:

•                  fluctuations in our quarterly results of operations and cash flow;

•                  changes in our cash balances;

•                  variations between our actual financial results and the published analysts’ expectations; and

•                  announcements by our competitors.

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

We use computer systems, including our enterprise-wide financial system, which may not include the most advanced security features available. There is a risk of unauthorized access to our computer systems and proprietary information, including our financial systems, intellectual property, and trade secrets. While management makes concerted efforts to assess risks and prevent and detect security breaches, including periodic audits and upgrades of our systems, our business, results of operations or financial position could be affected if any unauthorized access were to occur and not be detected through our normal internal control procedures.

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

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

3Com holds marketable equity securities that have a brief trading history and are highly subject to market price volatility.  Equity security price fluctuations of plus or minus 50 percent would not have a material impact on the value of these securities as of the end of the third quarter of fiscal 2004.

For interest rate sensitivity and foreign currency exchange risk, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended May 30, 2003.

Item 4. Controls and Procedures

a.                                       We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our third fiscal quarter pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

b.                                      There have been no changes in our internal control over financial reporting identified in connection with our evaluation as of the end of the third fiscal quarter that occurred during such quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 1.          Legal Proceedings

The information set forth in Note 13 of Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 2.          Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Share Repurchase Plan

During the fourth quarter of fiscal 2003, the Board of Directors approved a new stock repurchase program providing for expenditures of up to $100.0 million and authorized a two-year limit on such repurchases.

The following table summarizes repurchases of our stock in the quarter ended February 27, 2004:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

November 29, 2003 through December 28, 2003	—	—	—	$100,000,000
December 29, 2003 through January 28, 2004	—	—	—	$100,000,000
January 28, 2004 through February 27, 2004	—	—	—	$100,000,000
Total	—	—	—	$100,000,000

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          Submission of Matters to a Vote of Security Holders

None.

Item 5.          Other Information

None.

Item 6.          Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	0-12867	2.1	04/04/00
2.2	Tax Sharing Agreement between the Registrant and Palm, Inc.	10-Q	0-12867	2.7	04/04/00
2.3	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.	10-Q	0-12867	2.11	04/04/00
3.1	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger	10-Q	0-12867	3.4	10/08/99
3.2	Registrant’s Bylaws, as amended on August 7, 2001	10-K	0-12867	3.5	08/02/02
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	10-Q	0-12867	3.6	10/11/01
4.1	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002	8-A/A	0-12867	4.1	11/27/02
31.1	Certification of Principal Executive Officer					X
31.2	Certification of Principal Financial Officer					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

(b)  Reports on Form 8-K

(i)  On December 17, 2003, we furnished a Current Report on Form 8-K dated  December 17, 2003 under Item 12 of Form 8-K, attaching a press release announcing our second quarter of fiscal 2004 operating results. This Current Report on Form 8-K shall not be deemed to be incorporated by reference into this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3Com Corporation
(Registrant)

Dated:	April 7, 2004	By:	/s/ Mark Slaven
Mark Slaven
Executive Vice President, Finance and
Chief Financial Officer
(Principal Financial and
Accounting Officer)