Form 10-K
period 2004-05-28
3COM CORP
filed 2004-08-09
CIK 738076

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 28, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission File No. 0-12867

3Com Corporation
(Exact name of registrant as specified in its charter)

Delaware	94-2605794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
350 Campus Drive Marlborough, Massachusetts	01752
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code    (508) 323-5000

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

The aggregate market value of the registrant's Common Stock held by non-affiliates, based upon the closing sale price of the Common Stock on November 28, 2003, as reported by the Nasdaq National Market, was approximately $2,309,395,022. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on Schedule 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 23, 2004, 393,570,128 shares of the registrant's common stock were outstanding.

The registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 22, 2004 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

3Com Corporation
Form 10-K Annual Report
For the Fiscal Year Ended May 28, 2004
Table of Contents

3Com, the 3Com logo, NBX, OfficeConnect, XRN, and SuperStack are registered trademarks and IntelliJack and VCX are trademarks of 3Com Corporation or its subsidiaries. CommWorks is a registered trademark of UTStarcom, Inc. Palm is a trademark of Palm Trademark Holding Company LLC. U.S. Robotics is a registered trademark of U.S. Robotics Corporation. Other product and brand names may be trademarks or registered trademarks of their respective owners.

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

  •
  Our target customers and the demand for our products;

  •
  Emerging trends in networking technology;

  •
  Our distributors;

  •
  Our product portfolio;

  •
  Our restructuring activities and future operating expenses;

  •
  Our future revenue growth and profitability;

  •
  Financial position and results of operations;

  •
  Cash position and cash requirements;

  •
  Sales and margins;

  •
  Sources, amounts, and concentration of revenue;

  •
  Costs and expenses;

  •
  Accounting estimates, including doubtful accounts, inventory, treatment of goodwill and intangible assets, equity securities and other investments, restructuring, warranty, and income taxes;

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

  •
  Acquisitions of companies or technologies;

  •
  Credit facility and ability to raise financial capital;

  •
  Real estate arrangements including the sale and sublease of properties;

  •
  Activities of 3Com Ventures;

  •
  Joint venture with Huawei Technologies, Ltd.

  •
  Global economic, social, and geopolitical conditions;

  •
  Industry trends and our response to these trends;

  •
  Tax position and audits;

  •
  Our restructuring and cost-reduction efforts, including workforce reductions and the effect on employees;

  •
  Sources of competition including Huawei Technologies, Ltd.;

  •
  Protection of intellectual property;

  •
  Outcome and effect of current and potential future litigation;

  •
  Research and development efforts, including our investment in new technologies;

  •
  Future lease obligations and other commitments and liabilities;

  •
  Outsourcing of some of our functions and dependence on contract manufacturing; and

  •
  Our common stock, including trading price, dividends, and repurchases.

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

PRESENTATION OF DISCONTINUED OPERATIONS—COMMWORKS

The following information relates to the continuing operations of 3Com Corporation and our consolidated subsidiaries (3Com).

On May 23, 2003, we completed the sale of our CommWorks division and transferred certain assets and liabilities to UTStarcom, Inc. pursuant to the terms of an Asset Purchase Agreement. As a result, we began reporting the CommWorks division as a discontinued operation in the fourth quarter of fiscal 2003 and restated all prior periods presented on a comparative basis.

PART I

ITEM 1. Business

GENERAL

3Com was incorporated on June 4, 1979. A pioneer in the computer networking industry, 3Com provides data and voice networking products and solutions, as well as support and customer services, for enterprises and public sector organizations of all sizes.

Building on our historical success in the networking infrastructure market, we deliver innovative, feature-rich networking products and solutions that support the increasingly complex and demanding application environments in today's businesses. Our products and solutions enable customers to manage business-critical information efficiently, enhance the productivity of their employees, and improve the effectiveness of their business relationships. At the same time, our products and solutions are based on open technology standards, and are designed and engineered to reduce reliance on proprietary systems, complexity and total cost of ownership. Thus, by enriching the user experience through innovative technology and high performance at an affordable cost, we provide practical solutions to meet the demanding real-world needs of customers today.

We believe that the leading enterprise networking company of the future will be the one that offers innovative, feature-rich products and solutions that excel at low cost of acquisition and ownership. Also, if that company demonstrates operational excellence, maintains a low cost structure and utilizes capital efficiently, it can generate attractive financial returns and deliver significant value to its shareholders. We aspire and intend to be that leading company, and we believe that our global presence, brand identity, intellectual property portfolio and strong balance sheet provide a sound foundation for growth and success in our targeted markets.

INDUSTRY BACKGROUND

During the 1980s and 1990s, we became a worldwide leader building enterprise networks and the equipment that connects computers to networks. In 1981, International Business Machines Corporation (IBM) introduced the personal computer (PC) and in 1983, we introduced the first network interface card (NIC) that connected the IBM PC to Ethernet networks.

In the early stages of enterprise networking, computers were initially connected to form local area networks (LANs) so that people in workgroups could more easily share information, such as spreadsheets, and resources, such as printers and servers. Later, network-based applications—email, for example—were developed, and these applications ignited the demand to connect workgroups together into enterprise-wide networks. More recently, going beyond self-contained enterprise networks, the emergence and pervasiveness of the Internet has led to substantial growth of network-based communications and transactions between commercial enterprises and their customers, partners and suppliers.

The increased use of self-contained enterprise computer networks for conducting day-to-day business operations, and related factors such as the development and proliferation of collaborative business software applications and the increased connectivity requirements of mobile employees, have created demand for networks that are increasingly more available, reliable, robust and capable of prioritizing network traffic. Also, the increased use of Internet-based applications for conducting business transactions with customers, partners and suppliers has created demand for networks that are capable of delivering high performance and quality, cost effectiveness and security.

The continued evolution of networking technology is now enabling convergence of data, voice and video over Internet Protocol (IP) networks. For example, traditionally, enterprises have deployed separate data networking and telephone infrastructures, with the attendant costs to install, operate and maintain the separate infrastructures. Now, in many cases, enterprises are finding that new IP telephony networking technology can enable them to converge their data and voice traffic over a single infrastructure and achieve substantial cost savings—in terms of initial purchase price as well as ongoing costs of operation and maintenance—and provide new productivity-enhancing telephony features to their employees. Similarly, the evolution of networking technology is now enabling enterprise-class wireless solutions as well as enhanced security solutions for both wired and wireless environments.

MARKETS AND CUSTOMERS

We offer enterprise networking products and solutions for enterprises and public sector organizations of all sizes. We understand that networking needs vary among customers and, therefore, we offer a broad line of networking solutions to fit the business needs of customers from the very small (10 to 100 users) to the very large (from one thousand to many thousands of users), in different industries, and around the world. We do this by delivering scalability, rich functionality, high performance, reliability, and security in networking solutions that are well suited for a variety of enterprise and public sector environments.

We have a large installed base of enterprise customers, and we deliver the performance, features, and flexibility demanded by these customers to meet their changing business needs. We also have developed and maintain a strong position in the small business marketplace, which stems from our understanding of the particular needs of small businesses and our ability to provide them with networking solutions that are easy to install, configure, use and manage, as well as reliable and affordable to own and operate.

We also target major customer groups who:

  •
  view their networks as mission-critical tools that help them to deliver mandatory and/or value-add differentiated services to their customers or constituents;

  •
  seek convergence-ready data/voice solutions and wireless solutions that are standards-based to reduce complexity and protect their investments; and

  •
  value networking solutions that are affordable to acquire, operate and maintain, and expand.

These customers—often larger organizations found in vertical markets such as education, government, retail banking, finance, healthcare, manufacturing and distribution—generally have strict controls over capital and expense budgets and/or procurement policies that require open bidding processes. As a result of their business requirements and procurement practices, these customers are likely to purchase from a vendor that offers:

  •
  networking products and solutions that are innovative and feature-rich;

  •
  networking solutions that are affordable to acquire, maintain and operate, and expand; and

  •
  global sales, support and customer service capabilities.

We believe that we offer these capabilities. Please refer to COMPETITION below for a further discussion of these and other competitive factors.

Our Ethernet connectivity products and solutions are targeted for worldwide distribution to enterprise customers via PC Original Equipment Manufacturers (OEMs) and value-added resellers (VARs). We sell directly to PC OEMs, who integrate our connectivity products primarily into their commercial PC product offerings. Our 3Com®-branded products are sold primarily though our two-tier distribution channel, which leverages the capabilities of our distributors and resellers.

As the market for Ethernet connectivity products has evolved, there has been a transition from higher priced NICs to lower priced application specific integrated circuits (ASICs) that are installed on the PC motherboard in a LAN-on-motherboard (LOM) configuration. Looking forward, connectivity products will increasingly reside in smaller and lower priced form factors, designed in coordination with the PC motherboard itself. As this trend continues, this configuration will become the form factor of choice for connectivity products, significantly impacting and eroding the market for NICs. In addition to changing form factors, users are beginning to implement higher speed connectivity products. We anticipate that a growing number of connectivity products will be based on Gigabit Ethernet (GbE) line speed, or 10/100/1000 megabits per second (Mbps).

PRODUCTS AND SOLUTIONS

Our portfolio of enterprise networking products and solutions includes the following offerings:

•
LAN Switches—Fixed-configuration (fixed number of ports) and modular chassis (variable port capacity) devices called "switches" that are located in the network core and also at the network edge, serving as the foundation for transporting data over the network.

•
IP Telephony—Voice over Internet Protocol (VoIP) solutions that enable customers to transport their standard voice traffic, as well as new IP-based voice-related applications, over their existing data networking infrastructure.

•
Network Security—Advanced security technology that consolidates various security applications into a single hardware platform, thereby simplifying management of the security solution. Also, perimeter firewalls and host-based firewalls embedded into the network to protect against external and internal security breaches.

•
Routers and Gateways—Devices that direct traffic flows on a network and direct incoming and outgoing traffic over the wide area network (WAN).

•
Wireless LAN—Wireless network access points and adapter cards, based on Wi-Fi technology, giving wireless users the ability to connect to the network.

•
Network Jack and IntelliJack™ Switches—A four-port switch in the form of a standard wall jack that offers Ethernet connectivity with more ports without the need to install additional cable.

•
Connectivity Products—Adapter cards that enable client devices (for example, PCs) and servers to connect to the network.

•
Network Management Software—Network management applications that enable IT managers to proactively manage the network through the software's alerts and reporting mechanisms, as well as more advanced features.

•
Customer Services—Services provided by engineers, technicians and other support specialists who design, install and integrate networks, resolve customer issues and help customers plan for future upgrades and enhancements.

LAN Switches:

Core Switching.    We offer both fixed-configuration and modular chassis core solutions in our Switch 4000 series and SuperStack® 3 4900 series, delivering highly resilient (fault tolerant) and available Layer 2 and Layer 3 Fast Ethernet (100 Mbps) and GbE solutions for the core of the enterprise network. We offer an alternative to traditional modular chassis designs through the Switch 40x0 range. For enterprises requiring higher performance and flexibility, we offer Layer 4 traffic prioritization capabilities in the SuperStack 3 Switch 4400, as well as our innovative eXpandable Resilient Networking (XRN®) technology. XRN technology enables an enterprise to build a highly available network with multiple switches managed as one entity, providing ease of management and greater fault tolerance. Also, the scalability features of our XRN technology allows us to offer a "pay as you grow" approach to building portions of LANs.

During fiscal 2004, we introduced the 3Com Switch 7700, a high performance Layer 3 modular switch based on technology developed by Huawei Technologies, Ltd., with whom we have formed a joint venture as discussed below. This new product family, initially introduced in 4-slot, 7-slot and 8-slot versions with available 20-port interface modules, has broadened the markets and customers that we can serve to include the larger enterprise segment. The Switch 7700 enables us to compete at the network core, especially for medium-sized enterprises. Also, the Switch 7700 family has scaled up our switch offerings to create a new growth path for small-to-medium-sized businesses.

Workgroup/Desktop Switching.    At the LAN workgroup/desktop, our fixed-configuration switches aggregate edge switches, larger server farms, and/or servers and desktops, optimizing and controlling data flow. We provide a full range of fixed-configuration switches to provide performance and flexibility at the edge of the network that includes the OfficeConnect series and the SuperStack 3 Baseline, 4200, 4300, and 4400 series of products.

For small-to-mid-sized networks and branch offices that do not require network management capabilities, we offer the OfficeConnect® series and SuperStack 3 Baseline series of switches that are cost-effective without sacrificing network performance or ease of use. These products are aggressively priced, compact and offered in many different port configurations; also, they can be installed and operated by non-technical IT managers. The SuperStack 3 Switch 4200 and 4300 series offer ease of configuration and robust network management software, as well as low cost of ownership.

The SuperStack 3 Switch 4400PWR is an example of an intelligent edge switch for enterprises that are deploying new applications that require advanced functionality. This product, which combines the advanced features and high performance of the SuperStack 3 Switch 4400 family with standards-based Power-over-Ethernet (PoE) technology, can be used to pull power from the wiring closet and supply it over an Ethernet cable to any compliant device, including 3Com NBX® phones, wireless LAN access points, Network Jack, and IntelliJack products. The Switch 4400PWR and the other switches in the 4400 series also provide advanced, multi-layer packet classification designed to enhance network control, improve efficiency, and automatically identify and prioritize real-time or business-critical applications, an important feature for converged data and voice networks.

Gigabit Switching.    Going forward, we believe that a growing number of networking products and solutions will be based on GbE technology as the demand for high-speed IP-based network infrastructures increases in enterprises of all sizes and prices continue to decrease. Also, we anticipate that GbE at the desktop will become more pervasive as GbE connectivity capability becomes standard on PCs. We expect that this will create greater demand for bandwidth in the cores of networks and at the aggregation points that, in turn, will create greater demand for 10 Gigabit products. Already, we have begun to see increased interest by enterprise customers in "10 Gigabit-ready" networks, as more enterprises develop strategic plans for scaling up in the core of the network.

To address the increasing market demand for Gigabit to the desktop applications, we recently introduced our SuperStack 3 Switch 3870 family of low cost, GbE workgroup switches. These stackable switches, offered in both 24- and 48-port models, deliver scalable Gigabit capability with advanced security features, along with ease of installation and high reliability. In addition, these switches include a built-in 10 Gigabit expansion slot, which means that a customer will be able to use a 10 Gigabit uplink module to boost performance by connecting to a 10 Gigabit core. Thus, these switches provide customers with increased performance over traditional 10/100 Mbps workgroup switches, as well as a migration path for connecting to 10 GbE core technology in the future. We plan to deliver additional 10 Gigabit switching products in the future to meet evolving enterprise requirements for bandwidth and higher density network cores.

IP Telephony:

The next phase of IP telephony deployment is taking shape in the enterprise market worldwide. Currently, many enterprise customers are focusing on leveraging their existing hybrid networks, comprising any number of legacy systems and new technology, to create applications and features that facilitate enhanced communication and efficiency as well as lower network operating costs. By deploying IP-based services in hybrid networks, enterprise customers are able to provide their legacy private branch exchange (PBX) users with many of the same enhanced telephony services that they provide to their pure IP-based telephony users. Enhanced IP-based voice mail and unified communications platforms, centrally managed from the data center, allow messaging benefits not available on legacy voice mail systems distributed at each site. Subscribers can access voice mail, fax and e-mail messages from multiple devices and locations.

As enterprises continue to transition away from their legacy networks, moving to IP-based telephony solutions can provide powerful new business benefits, including:

  •
  reduced connectivity charges;

  •
  reduced administration costs;

  •
  lower costs for phone moves, adds, and changes;

  •
  savings on teleconference costs;

  •
  enhanced employee productivity tools;

  •
  mobility solutions; and

  •
  call center management.

We have been a leader in IP telephony since the introduction of our first-to-market IP-PBX system in 1998. The 3Com SuperStack 3 NBX Networked Telephony Solution is designed for central or branch offices that have from two to more than 1,000 phones per location. With fourth-generation 3Com NBX (R4.2) system software, the SuperStack 3 NBX Networked Telephony solution helps reduce costs and increase efficiencies by converging data and voice communications on a single network, simplifying third-party applications integration, and offering extensive multi-site IP connectivity options. Intuitive management tools with simple, web-based administration and user programming can further reduce costs and increase productivity. This solution is available in 61 countries, supporting several languages and dialects.

The 3Com Voice Core eXchange (VCX™) V7000 IP Telephony Solution delivers reliable, highly scaleable, comprehensive standards-based IP telephony for larger enterprises with up to thousands of users. Leveraging wired and wireless LANs and WANs, the solution offers enterprise-wide features and functionality that are intended to enhance communications and productivity while reducing costs. Designed for enterprise campus, multi-site, and multinational networks, the VCX V7000 IP Telephony Solution consists of modular software components that perform call control, signaling, application creation, and media control, independent of access medium and speed. Applications can be custom tailored to fit the demands of any enterprise, regardless of its size or number of sites. The VCX 7000 product line includes robust software application modules, facilitating an array of IP-based applications that run on off-the-shelf, high-performance servers.

Network Security:

Because of increasing security breaches and e-mail viruses, integrated enterprise security has become a business-critical imperative. Most security offerings today are based on inflexible point-products or technologies designed to address specific network threats. This specialized security appliance approach does not accommodate the need for security to be built into the fundamental fabric of an enterprise network. Addressing security one component at a time creates higher costs, complexity and tactical fixes that could accentuate a future vulnerability.

We believe that a more centralized and standards-based approach to network and information security controls will be more effective in protecting against both insider threats as well as external threats, and we believe that solutions that consolidate various security applications and products onto a single security hardware platform will be attractive to enterprise customers.

Through our relationship with Crossbeam Systems, Inc., we offer a new security solution that is designed to consolidate security applications on a single platform, giving IT managers greater control and functionality. Our integrated security solution, the 3Com Security Switch 6200, is a high performance and cost effective enterprise-class security switch designed to address specific vulnerabilities or blended threats. The 3Com Security Switch 6200 supports multiple applications, such as intrusion detection and prevention, antivirus, content filtering and more. The 3Com Security Switch 6200 complements our existing security portfolio by delivering the security, performance and reliability required for larger enterprise deployments, such as regional or head office networks and data centers.

Additional security solutions that we offer are as follows:

  •
  The 3Com Embedded Firewall solutions are host-based firewalls embedded onto Peripheral Component Interconnect (PCI) cards for desktops and servers and PC cards for laptops. These tamper-resistant hardware firewalls allow IT managers to deploy a company-wide, policy-based client and server security scheme.

  •
  The SuperStack 3 Firewall is a high-performing, highly secure perimeter firewall and Virtual Private Network (VPN) solution.

  •
  The 3Com OfficeConnect VPN Firewall and the OfficeConnect Secure Router, a small office/home office (SOHO) router, are for smaller offices that utilize broadband connections (cable or digital subscriber line) or already have WAN service in place.

Routers and Gateways:

Our WAN routers and gateways are the devices that connect businesses and other users over long distances and enable access to the Internet. The expansion of our product portfolio to include routers represents a significant step forward in offering our customers an end-to-end networking infrastructure solution, allowing them to connect multiple sites within an organization.

We focus on open standards and interoperability in all our solutions, including routing. The Tolly Group, a third party IT consulting group, tested and certified our router products to ensure complete functionality in standards-based networks with other vendors' routing technology. This enables us to offer enterprise customers our routing solutions when existing routers are already in-place in the network.

The 3Com Router 5000 product line is a series of branch office routers for enterprise customers. The 3Com Router 3000 series of small office routers provides the secure connections that are needed in small offices and remote sites. In the future, we plan to broaden our router product line with higher-end routers for larger enterprises. For small businesses and remote offices of enterprises, we offer the OfficeConnect solutions for small office WAN connectivity.

Wireless LAN:

We deliver wireless networking products and solutions that enable users to stay connected to information while at their desks or while roaming within the enterprise. The productivity increase associated with this ease of information access is driving many businesses to deploy wireless networks.

We offer a large portfolio of standards-based wireless LAN solutions to meet a wide variety of application-specific needs.

We believe that standards will continue to play a major role in the increasing acceptance of wireless LANs, and we expect additional momentum in the trend toward integrated quality of service (QoS) in wireless LANs that may involve 802.11e, an emerging standard, to support bandwidth-intensive wireless applications such as voice and video. Simultaneously, wireless switching, has begun to emerge as a way to integrate management of wireless access points into a switch. Security concerns related to wireless technology have been addressed in standards-based ways already, including Advanced Encryption Service (AES), Wireless Equivalent Privacy (WEP) and Wireless Protected Access (WPA). We expect interest over the next year to be focused on eliminating compatibility issues by creating enterprise wireless networks that support all three Wi-Fi standards (802.11 a/b/g), removing the need for IT managers to choose one protocol over another.

Market shifts toward integrated solutions supporting all three Wi-Fi standards and new wireless data applications have already begun. Our next generation Wi-Fi-certified wireless LAN products include tri-mode and dual-mode access points and PC card solutions. Our wireless access point products support all 802.11 a/b/g wireless standards. This means that any user within a certain distance of the access point can access the network, regardless of which standard is supported by the user's client device. The 3Com Wireless Access Point 8750, 3Com Wireless Access Point 8250 and 3Com Wireless Access Point 7250 were designed for enterprise customers as a modular, upgradeable platform for configuration flexibility and investment protection. To ensure that users have secure access, our products support stringent security standards, such as Wireless Equivalent Privacy (WEP) to protect the wireless connection to users.

Our wireless LAN PC cards take advantage of the tri-mode 802.11 a/b/g Wi-Fi support. The cards can also be used with 3Com's OfficeConnect wireless products appropriate for small business customers. Our wireless PC adapters also work with competitors' access points, as long as the products are Wi-Fi standards compliant.

Network Jack and IntelliJack Switches:

As connectivity evolves, intelligent solutions at the edge of the network are adding increased value. We offer a series of products to capture this potential. 3Com Network Jack and IntelliJack switches provide a cost-saving way to expand LAN-port connectivity in almost any network environment. The Network Jack is a four port Ethernet switch that mounts conveniently into any common wall outlet area. It increases the number of network ports available at the desktop, without the cost and inconvenience of running additional cables through walls and ceilings. These switches are targeted for small-office or enterprise businesses, government offices, dormitories, hospitals, classrooms, laboratories, public kiosks, conference rooms, and shared office spaces, and they are particularly well suited for older or hard-to-wire structures.

A key feature of the NJ100 Network Jack is the ability to utilize power from either PoE or a local power supply. This product can also forward power to connected devices that comply with PoE standards. The NJ200 Network Jack has additional features such as network management, traffic prioritization, and virtual LAN support.

Connectivity Products:

Our desktop, mobile and server connectivity products enable computers and other devices to connect to Ethernet networks, thus allowing users to access information. Utilizing proprietary ASICs, hardware and software, we are one of the world's leading companies in providing 10/100/1000 Mbps Ethernet connectivity products. A major factor in our success has been our focus on ease of use, reliability, and performance. Our customers have come to expect our connectivity products to install easily, operate reliably and provide excellent performance over the life of the system.

We also offer IP security NIC products that contain a dedicated processor capable of processing operations including 3DES (Data Encryption Standard) encryption. Our IP security NIC products provide an added layer of distributed, tamper-resistant protection at the client device level, protecting desktop and mobile PCs and servers against network attacks and unauthorized access—from both internal and external security threats.

Network Management Software:

3Com Network Supervisor is a powerful, yet easy-to-use management application that discovers, maps, and displays network links and IP devices, including NBX telephones and some popular third-party products. It maps devices and connections for easy monitoring of stress levels, setting thresholds and alerts, viewing network events, launching device configuration tools and generating reports in user-defined formats. The detailed reports—on inventory, ports used, and network topology—make it easier to manage a network, and the software's advanced event processing reduces the time needed to resolve network problems. Automated operations, intelligent defaults, and the ability to detect network configuration errors and offer optimization suggestions give managers at all levels of experience support for robust network supervision. The 3Com Network Supervisor is included with most 3Com managed networking devices, and an advanced package is available for increased management functionality and capacity. This well-established, self-contained application has more than 60,000 registered customers worldwide.

The 3Com Network Director and 3Com Network Administrator are high-end applications that complement the 3Com Network Supervisor application in our suite of network management software applications. These applications are important for managing a network in order to ensure proper operation, verify authorization, anticipate and correct problems, and control changes in the network.

The 3Com Network Director is a network management application that enables faster change management of sophisticated networks and scales up to managing enterprises with 5,000 nodes. The application offers network topology-aware configuration, remote monitoring management support and performance reports, and historical reporting. It is a self-contained turnkey application requiring no additional management software to operate. The 3Com Network Administrator application, designed for enterprise customers who are using Hewlett Packard Corporation's OpenView as their management infrastructure, allows management of our products in a multi-vendor network and provides easier bulk administration in larger networks.

Customer Services:

Our maintenance offerings cover all aspects of support that customers need to keep their networks operating effectively, including telephone support, hardware replacement, software updates, and dedicated on-site engineers and spare parts. Because the new higher-end switches and routers that we have introduced over the past year require higher levels of service and support than our other products, we have expanded our service capabilities worldwide in the areas of technical support, training and professional services. We have recently introduced enhanced professional services to assist and support enterprise customers with planning, design, and implementation of our new higher-end products and solutions. We have also enhanced our training offerings to channel partners, so that they are better prepared to deliver a high quality service to their end customers. Channel partners can also purchase these support and professional services for resale.

We continue to support enterprise products from the past and have retained the technical and operational expertise to do so. We plan to augment this experience base in targeted growth areas such as VoIP, wireless and security, and to leverage strategic partnerships to enable full global coverage and expansion for our portfolio of service offerings.

SALES, MARKETING AND DISTRIBUTION

We have a broad distribution channel, allowing both reach and depth in terms of bringing our products and solutions to our customers. Our two-tier distribution channel comprises distributors and resellers. Distributors are the first tier of the channel providing global distribution, logistics, market development and other services. Distributors generally sell to the second tier of the channel, comprising VARs and other channel partners targeting the small and mid-sized enterprise businesses. Our resellers provide additional value to the end users through application, technology, or industry-specific expertise, and product and/or service offerings that complement our networking solutions.

Although a majority of our sales of enterprise networking products are made through our two-tier distribution channel, we also work with global systems integrators, service providers and direct marketers. For example, we have a strategic partnership with Electronic Data Systems Corporation (EDS), through which EDS gives its enterprise clients and customers the choice of 3Com data and VoIP networking solutions. We also maintain a field sales organization that works alongside our partners to assist them in achieving their sales goals. Our connectivity products are sold through Original Equipment Manufacturers (OEM) relationships with PC manufacturers, as well as through the two-tier distribution channel.

In addition, our marketing efforts focus on increasing 3Com awareness, consideration, and preference with our target enterprise, small business and public sector customers to create demand for our products with our channel partners. The marketing group supports activities to attract, retain and develop partner channels to ensure we have the right channel partners to support our business and to help their businesses to be successful. These activities include advertising and direct marketing activities, sales tools, collateral and training, and promotions and incentives.

COMPETITION

We compete in the enterprise networking infrastructure and Ethernet connectivity markets providing a broad portfolio of data, voice and connectivity products. Our principal competitors today include Allied Telesyn, Inc., Avaya Inc., Cisco Systems, Inc., D-Link Systems, Inc. (D-Link), Dell Inc., Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., Hewlett-Packard Company, Huawei Technologies Co., Ltd., Mitel Networks Corporation, Nortel Networks Corporation, and NETGEAR, Inc.

The primary competitive factors in the enterprise networking infrastructure market are as follows:

  •
  Tier-One capability and presence, which we define as encompassing:
  —
  Ability to deliver a broad line of networking solutions, including data, voice, security, and wireless solutions;
  —
  Broad distribution channels;
  —
  Financial strength;
  —
  A globally recognized and preferred brand;
  —
  Substantial intellectual property portfolio;
  —
  Strong service and support capabilities; and
  —
  Global reach.

  •
  Innovative, feature-rich products and solutions, including:
  —
  Ability to provide converged data and voice solutions for large, multi-site environments;
  —
  Convergence ready data, voice and wireless solutions built on an open architecture to protect network investments that support evolutionary migrations, heterogeneous networks, and ease of integration for new applications; and

    —
    An innovative product roadmap for GbE and 10 GbE switching, IP telephony, security, and wireless technologies.

  •
  Networking solutions that are affordable to acquire, maintain and grow, including:
  —
  Ability to price lower than the competition by leveraging industry standards and an innovative, cost-efficient business model;
  —
  Ease of setup, network and application management through product and network management software design, including auto-configuration and auto-diagnostic capabilities; and
  —
  Lower total cost of ownership.

In addition to delivering the performance, availability and functionality required of today's networks, we are focused on ensuring our solutions are easy to install, use and operate, as well as affordable to own.

In the Ethernet connectivity market, companies tend to be U.S.-based silicon providers that generally focus on the corporate market segment and Taiwan-based manufacturers that generally focus on the consumer market segment. Our principal competitors in this market include Accton Technology Corporation, Broadcom Corporation, D-Link and Intel Corporation (Intel). In this market, the migration away from the use of stand-alone Ethernet connectivity products as discussed in the MARKETS AND CUSTOMERS section above is expected to continue. Intel is well positioned in the Ethernet connectivity market due to the trend towards the use of integrated silicon products. Intel has used proprietary interfaces and its strength in processors to create a strong competitive position.

Going forward, we expect to utilize our strong brand, installed base and market share positions, as well as our intellectual property portfolio, to maximize the profitability and cash flows from our Ethernet connectivity products and solutions. We are well positioned to license our strong intellectual property portfolio in connectivity, which provides the potential to realize future royalty streams with minimal overhead investment. Also, we plan to leverage our existing alliances, which provide cost effective product development and manufacturing, allowing for the effective extension of connectivity products.

RESEARCH AND DEVELOPMENT

Our research and development approach focuses internal investments upon those core activities that are necessary to deliver differentiated products and solutions and drive reductions in product costs. This is particularly true for newer technologies and emerging growth markets, where it is important to develop intellectual property and platforms for future product offerings. Areas of focus include potential high growth areas such as data and voice convergence, wireless networking, security, and 10 GbE switching. For non-core activities that may include mature technologies or widely available components, we leverage contract developers for development work and third parties for sourcing components. This two-part approach increases our ability to bring products to market in a timely and low cost manner and ensures that we are focused upon those product attributes that matter most to our customers.

Research and development investments in ASICs and software remain a high priority for us. In certain applications, ASICs can provide powerful features, higher performance and cost advantages. Along with our ASICs, our software provides differentiation across our product lines. In many cases, sophisticated software underlies the reliability and ease of use that our customers have grown to associate with our products. Examples include self-configuration capabilities in our wireless LAN access points and switches, and automatic prioritization of networked telephony traffic when our NBX and VCX telephony solutions are used in combination with our SuperStack 3 Switch 4400 product.

In fiscal year 2004, we opened a design and engineering center in Taiwan and contracted with a third-party to provide design and engineering services in India. Our design and engineering center in Taiwan focuses on our switching and wireless networking products and also works with Original Design

Manufacturers located in Taiwan. The design and engineering center located in India focuses on high-end VoIP software development, working with our research and development groups based in the United States to provide additional VoIP offerings.

For fiscal years 2004, 2003, and 2002, our total research and development expenditures were $95.2 million, $113.1 million, and $198.0 million, respectively.

JOINT VENTURE WITH HUAWEI

Our joint venture with Huawei Technologies Ltd., a leading Chinese communications equipment provider, began operations on November 17, 2003. The Huawei-3Com Joint Venture (H-3C) is domiciled in Hong Kong, and its principal operating centers are in Hangzhou and Beijing, China. 3Com president and chief executive officer, Bruce Claflin, is chairman of H-3C's board of directors and Ren Zhengfei, president and chief executive officer of Huawei, is chief executive officer of H-3C.

At the time of H-3C's formation, Huawei contributed its enterprise networking business assets valued at $178.2 million in exchange for a 51 percent ownership interest; the contributed assets consisted of LAN switches and routers; engineering, sales, and marketing resources; and licenses to related intellectual property. We contributed cash of $160.0 million, assets related to our operations in China and Japan with a carrying value of $0.1 million, and licenses related to certain intellectual property in exchange for a 49 percent ownership interest. On the second anniversary date of the formation of H-3C, provided we hold at least 49 percent of the net outstanding shares, we will have the one-time option to purchase from Huawei a number of shares equal to two percent of the net outstanding shares. The aggregate purchase price of these shares will be subject to negotiation between Huawei and us at the time of such purchase, but will not be greater than $28 million. On the third anniversary of the formation of H-3C, each shareholder will have the right to purchase all of the equity equivalents held by the other shareholder and its affiliates through a bid process.

We expect H-3C to provide three key benefits to our business—an expanded product line, access to low cost and highly effective engineering talent, and a significant presence in the China and Japan markets. These three benefits are discussed in greater detail below:

  •
  Expanded Product Line.  H-3C's product line complements and enhances our position in fixed-configuration products by providing modular Layer 2 and 3, 10/100/1000 Mbps switches. H-3C also provides a full line of enterprise routers. We currently market several H-3C product lines globally, including the 3Com Router Series 5000 and 3000 for medium and small enterprises, as well as the 3Com Switch 7700 for medium-to-large core enterprise applications. These products offer a rich feature set meeting a wide variety of wiring closet, core networking, and wide-area networking needs.

  •
  Access to Low Cost and Highly Effective Engineering Talent.  H-3C's highly skilled and low-cost engineering team provides a foundation for a lower total cost of ownership for H-3C solutions. We also plan to leverage H-3C's lower cost engineering talent for new, feature rich product development.

  •
  Significant Presence in the China and Japan Markets.  3Com's and Huawei's geographic footprints are highly complementary, which reduces Huawei's and 3Com's costs of expansion into new markets through H-3C. We have a strong presence in the Americas and Europe, while Huawei has an established sales network, strong brand name and excellent reputation in China and Japan. We provide our resellers with access to the full line of H-3C networking products, which are sold under the 3Com brand everywhere in the world except China and Japan, where the H-3C products are sold under H-3C's brand. In China and Japan, H-3C will continue to sell its own products as well as 3Com and Huawei branded products.

SIGNIFICANT CUSTOMERS AND PRODUCTS

For the fiscal year ended May 28, 2004, Ingram Micro, Inc. and Tech Data Corp. accounted for 20 percent and 13 percent of our total sales, respectively. For the fiscal year ended May 30, 2003, Ingram Micro, Inc. and Tech Data Corp. accounted for 21 percent and 12 percent of our total sales, respectively. For the fiscal year ended May 31, 2002, Ingram Micro accounted for 18 percent of our total sales, and Tech Data accounted for ten percent of our total sales.

Although we operate as a single, integrated business, certain product groups accounted for a significant portion of our sales. For the fiscal years ended May 28, 2004, May 30, 2003, and May 31, 2002, our fixed-configuration 10/100 Mbps switching products accounted for 48%, 47%, and 42% of sales, respectively. For the fiscal years ended May 28, 2004, May 30, 2003, and May 31, 2002, our fixed-configuration Gigabit switching products accounted for 12%, 8%, and 5% of sales, respectively. For the fiscal years ended May 28, 2004, May 30, 2003, and May 31, 2002, our wired LAN connectivity products accounted for 16%, 26%, and 36% of sales, respectively.

INTERNATIONAL OPERATIONS

We market our products in all significant global markets, primarily through subsidiaries, sales offices, joint ventures, and relationships with OEMs and distributors with local presence. Outside the U.S., we have several research and development groups, with the most significant group being in the U.K. We maintain sales offices in 41 countries outside the U.S.

Although the U.S. represents our largest geographic marketplace, approximately 71 percent of 3Com's net sales in fiscal 2004 came from sales to customers outside the U.S. Gross margin on sales of our products in foreign countries, and sales of product that include components obtained from foreign suppliers, can be adversely affected by international trade regulations, including tariffs and antidumping duties, and by fluctuations in foreign currency exchange rates. Information concerning our sales by geographic region can be found in Note 18 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

BACKLOG

From time to time, based upon our forecasts of worldwide customer demand, we procure inventories from our contract manufacturers in advance of receiving firm product orders from our customers. Generally, orders are placed by our customers on an as-needed basis and may be canceled or rescheduled by the customers without significant penalty. Accordingly, backlog as of any particular date is not necessarily indicative of our future sales. As of May 28, 2004 and May 30, 2003, we had backlog of approximately $23.2 million and $32.1 million, respectively. We do not have backlog orders that cannot be filled within the next fiscal year.

MANUFACTURING

During fiscal 2004, we ceased in-house manufacturing of our products. We now use independent contract manufacturers to produce all of our products. We have contract manufacturing arrangements with several companies, of which Flextronics International and Jabil Circuits were the two most significant during fiscal 2004. Based on current and forecasted demand, our contract manufacturers are expected to have an adequate supply of components required in the production of our products.

INTELLECTUAL PROPERTY AND RELATED MATTERS

Through our research and development activities over many years, we have developed a substantial portfolio of patents covering a wide variety of networking technologies. This ownership of core networking technologies creates opportunities to leverage our engineering investments and develop more integrated, powerful, and innovative networking solutions for customers.

We rely on U.S. and foreign patents, copyrights, trademarks, and trade secrets to establish and maintain proprietary rights in our technology and products. We have an active program to file applications for and obtain patents in the U.S. and in selected foreign countries where potential markets for our products exist. Our general policy has been to seek to patent those patentable inventions that we expect to incorporate in our products or that we expect will be valuable otherwise. As of May 28, 2004, we had 1,135 U.S. issued patents (including 1,102 utility patents and 33 design patents) and 362 foreign issued patents. Numerous patent applications that relate to our research and development activities are currently pending in the U.S. and other countries. We also have patent cross license agreements with other companies. During fiscal 2004, we continued our patent licensing program, whereby we identify potential sources of licensing revenue, including investigation of situations in which we believe that other companies may be improperly using our patented technology. We have entered into a number of licensing agreements, are in litigation against two other companies with respect to infringement of 3Com patents, and have identified a number of other companies that we believe require a license under specified 3Com patents.

We have registered 65 trademarks in the U.S. and have registered 101 trademarks in one or more of 61 foreign countries, for a total of 867 worldwide registrations. Numerous applications for registration of domestic and foreign trademarks are currently pending.

EMPLOYEES

As of May 28, 2004, we had approximately 1,925 regular employees, of whom approximately 392 were employed in research and development, 741 in sales and marketing, 382 in manufacturing and customer services, and 410 in administration. Our employees are not represented by a labor organization, and we consider our employee relations to be satisfactory.

SALE OF COMMWORKS

On March 4, 2003, we entered into an agreement (Asset Purchase Agreement) to sell selected assets and liabilities of our CommWorks division to UTStarcom in exchange for $100 million in cash, subject to certain closing adjustments. On May 23, 2003, we completed the sale pursuant to the terms of the Asset Purchase Agreement.

Prior to the sale, the CommWorks division was engaged in developing and deploying carrier-class, IP-based multi-service access and service creation platforms for telecommunications service providers.

RESTRUCTURING CHARGES

In recent fiscal years, we have undertaken several initiatives involving significant changes in our business strategy and cost structure. Restructuring charges related to these initiatives in fiscal 2004, 2003, and 2002 were $159.7 million, $184.9 million, and $109.0 million, respectively. These initiatives and charges are discussed further in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7 of this Annual Report on Form 10-K.

AVAILABLE INFORMATION

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the SEC electronically. The public may read or copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

A free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports may be obtained as soon as reasonably practicable after we file such reports with the SEC by visiting our corporate internet website at http://www.3Com.com, or by contacting our Investor Relations Department by calling (508) 323-1198 or sending an e-mail message to investor_relations@3Com.com.

ITEM 2. Properties

We operate in a number of locations worldwide. The following table summarizes our significant real estate properties as of May 28, 2004:

Location	Sq. Ft.	Owned/Leased	Primary Use
United States—Boston Area	168,000	Leased	Corporate headquarters, office, research and development, and customer service.
United States—San Francisco Bay Area	120,000	Owned	Office, research and development, and customer service.
United States—San Francisco Bay Area	132,000	Leased	Subleased to third-party tenant.
United States—Chicago Area	43,000	Leased	Office, research and development, and customer service.
United States—Salt Lake Area	78,000	Leased	Office and research and development.
Europe—Ireland	468,000	Owned	Property is vacant and held for sale.
Europe—U.K.	230,000	Owned	Office, research and development and customer service. A portion of the property is vacant and held for sale.
Europe—U.K.	45,000	Leased	Property is vacant.

As part of our initiatives to maximize our efficiency, we are consolidating our operations wherever feasible and are actively engaged in efforts to dispose of excess facilities, including facilities located in Dublin, Ireland and Hemel Hempstead, U.K. reflected in the table above. As of May 28, 2004, we lease and sublease to third-party tenants approximately 132,000 square feet of office space in our Mountain View, California leased facility and approximately 60,000 square feet in various other facilities throughout North America and Europe. These agreements expire at various times between 2004 and 2015.

During fiscal 2004, we concluded several significant real estate sales as described below:

  •
  During the first quarter of fiscal 2004, we sold our 490,000 square foot facility in Rolling Meadows, Illinois. The existing tenant lease associated with this facility was assigned to the new owner as of the closing date of the sale. Also, at the time of the sale, we leased back 43,000 square feet of office space from the new owner.

  •
  During the second quarter of fiscal 2004, we sold six buildings comprising 876,000 square feet in Santa Clara, California. The existing tenant lease associated with this facility was assigned to the new owner as of the closing date of the sale.

  •
  During the fourth quarter of fiscal 2004, we sold three buildings comprising 306,000 square feet and undeveloped land in Santa Clara, California.

See Note 8 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information related to significant property and equipment transactions.

ITEM 3. Legal Proceedings

The material set forth in Note 20 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of 3Com Corporation

The following table lists the names, ages and positions held by all executive officers of 3Com as of July 23, 2004. There are no family relationships between any director or executive officer and any other director or executive officer of 3Com. Executive officers serve at the discretion of the Board of Directors.

Name	Age	Position
Bruce L. Claflin	52	President and Chief Executive Officer
Dennis Connors	50	Executive Vice President, Worldwide Operations
Nick V. Ganio	45	Executive Vice President, Worldwide Sales
Mark Slaven	47	Executive Vice President, Finance and Chief Financial Officer
Susan H. Bowman	51	Senior Vice President, Human Resources
Neal D. Goldman	53	Senior Vice President, Legal, General Counsel, and Secretary
Anik Bose	41	Vice President, Corporate Business Development

BRUCE L. CLAFLIN has been 3Com's President and Chief Executive Officer since January 2001 and President and Chief Operating Officer since August 1998. Prior to joining 3Com, Mr. Claflin worked for Digital Equipment Corporation (DEC) from October 1995 to June 1998. From July 1997 to June 1998, he was Senior Vice President and General Manager, Sales and Marketing at DEC and prior to that he served as Vice President and General Manager of DEC's Personal Computer Business Unit from October 1995 to June 1997. From April 1973 to October 1995, Mr. Claflin held a number of senior management and executive positions at IBM. Mr. Claflin serves as a director of Advanced Micro Devices, Inc.

DENNIS CONNORS has been 3Com's Executive Vice President, Worldwide Operations since April 2003. Prior to that time, Mr. Connors was President of CommWorks Corporation from June 2002 to May 2003, President of 3Com Business Connectivity Company from June 2001 to June 2002, Senior Vice President of e-Commerce Group from June 2000 to June 2001, and Senior Vice President of Global Customer Service from November 1999 to June 2000. Prior to joining 3Com, Mr. Connors was the Executive Vice President and General Manager of Business Operations and Services for Ericsson, Inc. Mr. Connors also served as Ericsson's Vice President and Global Business Manager for WorldCom in 1997. During his tenure in Private Radio Systems in the Ericsson/General Electric joint venture, Mr. Connors was the Vice President of Global Product Development and Operations from 1995 through 1997, and Vice President of Marketing and Research and Development from 1993 to 1995.

NICK V. GANIO has been 3Com's Executive Vice President, Worldwide Sales since July 2003. Before joining 3Com, Mr. Ganio was President of Bell Microproducts' Enterprise Division from March 2002 to May 2003. Prior to being named to that position, Mr. Ganio was Group Vice President of Worldwide Sales, Marketing and Services at Computer Network Technology (CNT) from March 1998 to March 2002. Prior to CNT, Mr. Ganio was employed at DEC from 1987 to 1998. Mr. Ganio was Vice President and General Manager of DEC's Networking Business Unit for the Americas. Mr. Ganio also worked in the office of the President at DEC and subsequently managed DEC's operations in Japan. Mr. Ganio also held positions in sales, marketing, and operations since beginning his career at IBM in 1981 through 1987.

MARK SLAVEN has been 3Com's Executive Vice President, Finance and Chief Financial Officer since March 2003 and 3Com's Senior Vice President, Finance and Chief Financial Officer from June 2002 to

March 2003. Prior to his appointment to this role, Mr. Slaven served as Vice President of Treasury, Tax, Trade and Investor Relations. Prior to that time, Mr. Slaven had been Vice President and Treasurer since August 2000. Prior to that, Mr. Slaven was Vice President of Finance for Supply Chain Operations since joining the company through 3Com's acquisition of U.S. Robotics in June 1997, where he was Vice President of Finance for U.S. Robotics' manufacturing division. Before joining U.S. Robotics, Mr. Slaven was Chief Financial Officer of the personal printer division at Lexmark International Inc. Mr. Slaven serves as a director of Terayon Communication Systems, Inc.

SUSAN H. BOWMAN has been 3Com's Senior Vice President, Human Resources since September 2003. Prior to joining 3Com, Ms. Bowman was the Executive Vice President, Human Resources for Genuity, Inc., an Internet services company, from July 2000 to April 2003. Before joining Genuity, Ms. Bowman served as Vice President, Human Resources at GTE Internetworking, now Verizon, from September 1997 to July 2000.

NEAL D. GOLDMAN has been 3Com's Senior Vice President, Legal, General Counsel and Secretary since September 2003. Prior to joining 3Com, Mr. Goldman worked for Polaroid Corporation from August 1997 to September 2003. From March 2003 to September 2003, he was Executive Vice President, Business Development and Chief Legal Officer of Polaroid and prior to that Mr. Goldman served as Executive Vice President, Chief Administrative and Legal Officer from July 2001 to June 2002. From August 1997 to July 2001, Mr. Goldman held a number of senior management and executive positions at Polaroid, including Senior Vice President, General Counsel and Secretary and Deputy General Counsel. Before joining Polaroid, Mr. Goldman served as Vice President, General Counsel and Secretary at Nets, Inc. from March 1996 to June 1997. Before joining Nets, Inc., Mr. Goldman held a number of positions with Lotus Development Corporation, including Vice President and General Counsel from November 1995 to February 1996 and Deputy General Counsel and Assistant Secretary from April 1990 to November 1995.

ANIK BOSE has been 3Com's Vice President, Corporate Business Development since July 2000. Prior to joining 3Com, Mr. Bose was a partner at Deloitte Consulting in the firm's High Tech Strategy Practice from November 1999 to June 2000. From October 1995 to November 1999, he was Vice President, Business Development at Monsanto Company. Before joining Monsanto, Mr. Bose was a Principal at Gemini Consulting from August 1991 to September 1995.

PART II

ITEM 5. Market for 3Com Corporation's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Fiscal 2004	High	Low	Fiscal 2003	High	Low
First Quarter	$5.77	$4.61	First Quarter	$5.38	$4.03
Second Quarter	8.00	5.57	Second Quarter	5.20	3.87
Third Quarter	9.09	6.87	Third Quarter	5.22	4.15
Fourth Quarter	7.46	5.82	Fourth Quarter	5.73	4.08

Our common stock has been traded on the Nasdaq National Market under the symbol COMS since our initial public offering on March 21, 1984. The preceding table sets forth the high and low closing sale prices as reported on the Nasdaq National Market during the last two fiscal years. As of July 23, 2004, we had approximately 5,160 stockholders of record. We have not paid, and do not anticipate that we will pay, cash dividends on our common stock.

During the fourth quarter of fiscal 2003, our Board of Directors approved a new stock repurchase program that authorizes expenditures of up to $100.0 million and is effective for a two-year period through March 2005. We did not repurchase shares of our common stock pursuant to this authorization in fiscal 2003 or 2004. However, we began repurchasing shares of our common stock pursuant to this authorization in the first quarter of fiscal 2005, and we may use cash to repurchase additional shares in future periods. In addition, upon vesting of restricted stock awards, employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting.

The following table summarizes repurchases of our stock, including shares returned to satisfy tax withholding obligations, in the quarter ended May 28, 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 28, 2004 through March 27, 2004	1,984	$6.85	—	$100,000,000
March 28, 2004 through April 27, 2004	1,289	7.01	—	$100,000,000
April 28, 2004 through May 28, 2004	—	—	—	$100,000,000

Total	3,273	$6.91	—	$100,000,000

(1)
Our current stock repurchase program was announced on March 19, 2003 and permits expenditures of up to $100.0 million through March 2005. We did not repurchase shares of our common stock pursuant to this authorization in fiscal 2003 or 2004. However, we began repurchasing shares of our common stock pursuant to this authorization in the first quarter of fiscal 2005, and we may use cash to repurchase additional shares in future periods.

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

On May 23, 2003, we completed the sale of our CommWorks division. Also, on July 27, 2000, we distributed the Palm, Inc. common stock we owned to our stockholders in the form of a stock dividend. Accordingly, the information set forth in the table below has been restated to reflect the CommWorks division and Palm, Inc. as discontinued operations.

	Fiscal Years Ended
	May 28, 2004	May 30, 2003	May 31, 2002	June 1, 2001	June 2, 2000
	(In thousands, except per share and employee data)
Sales	$698,884	$932,866	$1,258,969	$2,421,165	$3,756,175
Net income (loss)	(349,263)	(283,754)	(595,950)	(965,376)	674,303
Income (loss) from continuing operations before cumulative effect of accounting change	(346,863)	(230,093)	(453,652)	(790,166)	559,458
Income (loss) per share from continuing operations before cumulative effect of accounting change
Basic	$(0.92)	$(0.64)	$(1.30)	$(2.29)	$1.61
Diluted	(0.92)	(0.64)	(1.30)	(2.29)	1.56
Number of employees	1,900	3,300	3,500	6,600	9,100

The provisions of Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," are applicable to disposals occurring after our adoption of SFAS 144, effective June 1, 2002. In accordance with such provisions, the table below has not been restated to reflect the CommWorks division as a discontinued operation.

	Balances as of
	May 28, 2004	May 30, 2003	May 31, 2002	June 1, 2001	June 2, 2000
	(In thousands)
Total assets	$1,820,818	$2,062,360	$2,526,792	$3,456,872	$6,617,774
Assets, net of discontinued operations of Palm	1,820,818	2,062,360	2,526,792	3,456,872	5,559,537
Working capital, net of discontinued operations of Palm(1)	1,213,108	1,314,012	1,159,822	1,397,977	3,181,420
Long-term obligations	15,135	4,595	73,365	10,536	141,285
Retained earnings (deficit)	(755,244)	(405,981)	35,814	771,639	1,982,079
Stockholders' equity	1,499,114	1,718,597	1,950,205	2,505,421	4,043,064

(1)
Working capital is defined as total current assets less total current liabilities.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of Part II of this Annual Report on Form 10-K.

On May 23, 2003, 3Com completed the sale of the CommWorks division and transferred certain assets and liabilities to UTStarcom, Inc. pursuant to the terms of the Asset Purchase Agreement. As a result of the sale, 3Com reported the CommWorks division as a discontinued operation beginning in the fourth quarter of fiscal 2003 and restated all prior periods presented on a comparative basis. Accordingly, the Consolidated Financial Statements reflect the CommWorks division as a discontined operation for all periods presented. Unless otherwise indicated, the following discussion relates to our continuing operations.

BUSINESS OVERVIEW

3Com provides innovative, practical and high-value data and voice networking products, services and solutions for enterprises of all sizes and public sector organizations. We are a company with a global presence, strong brand identity, large intellectual property portfolio and strong balance sheet. We believe that our relationships with strategic partners, broad product portfolio and significant distribution channels provide us with strong foundation for future growth.

We generally sell our products through a two-tier distribution channel comprised of distributors and resellers. Distributors are the first tier of the channel providing global distribution, logistics, market development and other services. Distributors generally sell to the second tier of the channel, comprising value added resellers (VARs) and other channel partners targeting the small and mid-sized enterprise businesses. Although a majority of our product sales are made through our two-tier distribution channel, we also work closely with systems integrators, major telecom service providers, and direct marketers. We also maintain a field sales organization that works alongside our channel partners to assist them in achieving their sales goals.

A substantial portion of our sales has been derived from a limited number of distributors, the largest of which are Ingram Micro Inc. and Tech Data Corporation. We expect that these distributors will continue to represent a significant percentage of our sales for the foreseeable future. The table below sets forth the percentage of sales derived from these major distributors for the years ended May 28, 2004, May 30, 2003 and May 31, 2002, respectively.

	Fiscal Years Ended
	May 28, 2004	May 30, 2003	May 31, 2002
Ingram Micro, Inc.	20%	21%	18%
Tech Data Corporation	13	12	10

Total	33%	33%	28%

We have undergone significant changes in recent years, including:

  •
  exiting product lines that were not expected to yield a satisfactory return on investment;

  •
  significant headcount reductions;

  •
  outsourcing of information technology (IT) and other functions;

  •
  outsourcing of all manufacturing activity;

  •
  selling excess facilities; and

  •
  forming the Huawei-3Com Joint Venture (H-3C).

We believe an overview of these significant recent events is helpful to an understanding of our operating results.

Significant Events

In the fourth quarter of fiscal 2001, we undertook several broad initiatives in an attempt to return 3Com to profitability. These initiatives included exiting certain product lines that were not expected to yield a satisfactory return on investment. During fiscal 2002, we continued to experience declining revenue. In response to this decline, we undertook additional measures to further reduce costs, including headcount reductions, long term asset retirements, and outsourcing manufacturing operations.

In fiscal 2003, as our revenue and overall financial performance continued to decline, we undertook several additional broad initiatives to achieve further cost savings. The first of these actions included the integration of certain central functions of our business units in order to achieve cost savings. This integration did not substantially change our management and operating structure. Other actions pursued in fiscal 2003 were headcount reductions, outsourcing of certain IT functions, and continuing efforts to consolidate and sell excess facilities. All of these actions generated restructuring charges, but also resulted in reductions of sales and marketing, research and development, and general and administrative expenses.

During fiscal 2004, we undertook a number of actions, affecting both revenue and expenses, with the objective of restoring 3Com to profitability. We expanded our product portfolio to include more Layer 3-plus and higher-end products, additional modular switches and routers, and a higher-end Voice-over-Internet Protocol (VoIP) offering. We believe that such an expanded product portfolio will allow us to deliver converged data and voice networking solutions not only to our traditional customers but also to larger and multi-site enterprises. We consolidated our company's operations into a single integrated business organized along functional lines, and we relocated headquarters and key management positions and functions from our Santa Clara, California location to our Marlborough, Massachusetts location as a more effective way to run this simplified business model. Also, we consolidated our operations into fewer facilities, disposed of excess real estate, relocated transaction processing activities to lower cost locations, outsourced our Dublin, Ireland manufacturing operations to our contract manufacturers, and upgraded and modified our IT infrastructure and systems to more cost-effective alternatives. In addition, during fiscal 2004, we reduced our overall workforce by approximately forty percent.

On November 17, 2003, we formed and began operations of our joint venture, Huawei-3Com (H-3C), which is domiciled in Hong Kong and has its principal operating centers in Hangzhou and Beijing, China. We contributed $160 million in cash, assets related to our operations in China and Japan, and licenses to related intellectual property in exchange for 49 percent ownership interest of the joint venture. We expect this venture to provide three key benefits to 3Com—an expanded product line, access to low cost and highly effective engineering talent, and a significant presence in the China and Japan markets.

Summary of Fiscal 2004 Financial Performance

  •
  Our revenue for fiscal 2004 was $698.9 million, a 25% decrease from fiscal 2003 revenue of $932.9 million. Revenue from our enterprise networking products for fiscal 2004 was $585.9 million, a 15% decrease from fiscal 2003 revenue of $690.2 million.

  •
  Our gross margin decreased from 45.2% in fiscal 2003 to 34.8% in fiscal 2004.

  •
  Our operating expenses in fiscal 2004 were $580.9 million, compared to $646.4 million in fiscal 2003, a net decrease of $65.5 million. Operating expenses in fiscal 2004 and 2003 included restructuring charges of $159.7 million and $184.9 million, respectively.

  •
  Our net loss in fiscal 2004 was $349.3 million compared to a net loss in fiscal 2003 of $283.8 million.

  •
  Our balance sheet remains strong with cash and short-term investment balances at the end of fiscal 2004 of $1,383.4 million, compared to cash and short-term investment balances of $1,484.6 million at the end of fiscal 2003.

Business Environment and Future Trends

We believe that the actions that we have taken are consistent with our goals of increasing revenue and reducing expenses in order to achieve profitability over the longer term. However, we expect that some of the steps that we are taking to improve our business over the longer term will result in ongoing downward pressure on profitability in the near term. For example, as we complete the transition of our business in China and Japan to H-3C, there could be continuing adverse impacts on volumes, as well as lower average selling prices since the pricing of products sold to H-3C under an original equipment manufacturer (OEM) agreement is lower than the pricing of products sold through our distribution channels.

However, we believe that we have begun to see the positive impacts of some of our fiscal 2004 growth-related and restructuring initiatives. In the fourth quarter of fiscal 2004, total revenue and revenue from enterprise networking products increased five percent and 22 percent, respectively, compared to the same period of fiscal year 2003. Also, as a result of the aforementioned fiscal 2004 restructuring actions and related charges, and based on our current projections for revenue, costs and expenses, which are subject to significant uncertainty, we expect that operating expenses will be reduced by approximately $4 million per quarter, from the amount reported for the fourth quarter of fiscal 2004. Approximately $3 million of this reduction is expected to be realized during the first quarter of fiscal 2005; the full reduction is expected to be realized in the fourth quarter of fiscal 2005.

During fiscal 2005, we continue to face significant challenges with respect to revenue growth, gross margin and profitability. Future revenue growth for our company depends on increased sales of our enterprise networking products, and our largest growth opportunity continues to be linked to the expansion of our product lines targeting mid to large enterprise customers. These product lines include modular switching and routing products sourced from H-3C, as well as products such as VoIP, wireless and security. In order to achieve our revenue goals for fiscal 2005, it is imperative that we continue to enhance the features and capabilities of these products in a timely manner in order to expand our distribution channels and compete more effectively in the market. Also, we expect a very competitive, difficult pricing environment for the foreseeable future; this will exert downward pressure on our revenue, gross margin and profitability. Based on our current projections for revenue and gross margin, which are subject to significant uncertainty, we believe that we must hold total operating expenses including restructuring charges to an amount less than $100 million per quarter in order to achieve profitability. Our total operating expenses including restructuring charges were approximately $99.6 million in the fourth quarter of fiscal 2004.

Our planned actions for fiscal 2005 are based on certain assumptions concerning the overall economic outlook for the markets in which we operate, the expected demand for enterprise networking products, our ability to compete effectively and gain market share, and the cost and expense structure of our business. These assumptions could prove to be inaccurate. If current economic conditions deteriorate, or if our planned actions are not successful in achieving our goals, there could be additional adverse impacts on our financial position, revenue, profitability or cash flows. In that case, we might need to modify our strategic focus and restructure our business again to realign our resources and achieve additional cost and expense savings.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are outlined in Note 2 to the Consolidated Financial Statements, which appear in Part II, Item 8 of this Annual Report on Form 10-K. Some of those accounting policies require us to make estimates and assumptions that affect the amounts reported by us. The following items require the most significant judgment and often involve complex estimation:

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

We assess collectibility based on a number of factors, including general economic and market conditions, past transaction history with the customer, and the creditworthiness of the customer. If we determine that collection of the fee is not reasonably assured, then we defer the fee and recognize revenue upon receipt of payment. We do not typically request collateral from our customers.

A significant portion of our sales is made to distributors and VARs. Revenue is generally recognized when title and risk of loss pass to the customer, assuming all other revenue recognition criteria have been met. Sales to these customers are recorded net of appropriate allowances, including estimates for product returns, price protection, and excess channel inventory levels.

For sales of products that contain software that is marketed separately, we apply the provisions of AICPA Statement of Position 97-2, "Software Revenue Recognition" as amended. Sales of services, including professional services, system integration, project management, and training, are recognized upon delivery and completion of performance. Other service revenue, such as that related to maintenance and support contracts, is recognized ratably over the contract term, provided that all other revenue recognition criteria have been met. Royalty revenue from licensing is recognized as earned.

Allowance for doubtful accounts:    We continuously monitor payments from our customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When we evaluate the adequacy of our allowances for doubtful accounts, we take into account various factors including our accounts receivable aging, customer creditworthiness, historical bad debts, and geographic and political risk. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. As of May 28, 2004, our net accounts receivable balance was $66.4 million.

Inventory:    Inventory is stated at the lower of standard cost, which approximates cost, or net realizable value. Cost is determined on a first-in, first-out basis. We perform detailed reviews related to the net realizable value of inventory on an ongoing basis, for both inventory on hand and inventory that we are committed to purchase, giving consideration to deterioration, obsolescence, and other factors. If actual market conditions differ from those projected by management and our estimates prove to be inaccurate, additional write-downs or adjustments to cost of sales might be required; alternatively, we might realize benefits through cost of sales for sale or disposition of inventory that had been previously written off. As of May 28, 2004, our inventory balance was $27.7 million.

Goodwill and intangible assets:    We review the value of our long-lived assets, including goodwill, in accordance with the applicable accounting literature for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. As of May 28, 2004, we had $5.0 million of net intangible assets and $0.9 million of goodwill remaining on the balance sheet, which we believe to be realizable based on the estimated future cash flows of the associated products and technology. However, it is possible that the estimates and assumptions used in assessing the carrying value of these assets, such as future sales and expense levels, may need to be reevaluated in the case of continued market deterioration, which could result in further impairment of these assets.

Equity securities and other investments:    As of May 28, 2004, we had $159.8 million of equity securities and other investments, including $142.9 million related to our investment in H-3C. We account for non-marketable equity securities and other investments at historical cost or, if we have the ability to exert significant influence over the investee, by the equity method. Investments accounted for by the equity method include investments in limited partnership venture capital funds and our investment in H-3C. In accounting for these investments by the equity method, we record our proportionate share of the fund's net income or loss, or H-3C's net income or loss, based on the most recently available quarterly financial statements. Since H-3C has adopted a calendar year basis of reporting, we report our equity in H-3C's net income or loss based on H-3C's most recent quarterly financial statements, two months in arrears.

We review all of our investments for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investment may not be fully recoverable. The impairment review requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. Investments identified as having an indication of impairment are subject to further analysis to determine if the impairment is other than temporary; in the event that the indicated impairment is other than temporary, we write the investment down to its impaired value.

Restructuring charges:    Over the last several years we have undertaken significant restructuring initiatives. These initiatives have required us to record restructuring charges related to severance and outplacement costs, lease cancellations, accelerated depreciation and write-downs of held for sale properties, write-downs of other long-term assets, and other restructuring costs. Given the significance of our restructuring activities and the time required for execution and completion of such activities, the process of estimating restructuring charges is complex and involves periodic reassessments of estimates made at the time the original decisions were made. The accounting for restructuring costs and asset impairments requires us to record charges when we have taken actions or have the appropriate approval for taking action, and when a liability is incurred. Our policies require us to continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. As we continue to evaluate the business, we might be required to record additional charges for new restructuring activities as well as changes in estimates to amounts previously recorded.

Warranty:    A limited warranty is provided on our products for periods ranging from 90 days to the lifetime of the product, depending upon the product, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales might be required.

Income taxes:    We are subject to income tax in a number of jurisdictions. A certain degree of estimation is required in recording the assets and liabilities related to income taxes, and it is reasonably possible that such assets may not be recovered and that such liabilities may not be paid or that payments in excess of amounts initially estimated and accrued may be required. We assess the likelihood that our deferred tax assets will be recovered from our future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. We consider historical taxable income, estimates of future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Based on various factors, including our recent losses, retained deficit, operating performance in fiscal 2004, and estimates of future profitability, we have concluded that future taxable income will, more likely than not, be insufficient to recover our U.S. net deferred tax assets as of May 28, 2004. Accordingly, we have established an appropriate valuation allowance to offset such deferred tax assets. Adjustments could be required in the future if we determine that the amount to be realized is greater or less than the valuation allowance we have recorded.

RESTRUCTURING ACTIVITIES

During the past several fiscal years, we have undertaken several initiatives involving significant changes in our business strategy and cost structure. Restructuring charges related to these initiatives in fiscal 2004, 2003, and 2002 were $159.7 million, $184.9 million, and $109.0 million, respectively. These restructuring initiatives and charges are discussed further in BUSINESS OVERVIEW and CRITICAL ACCOUNTING POLICIES above and in Note 4 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Accrued liabilities related to restructuring activities are classified as current as of May 28, 2004 because we intend to satisfy such liabilities within the next 12 months. We expect to incur additional restructuring charges in the first half of fiscal 2005 related to our ongoing cost reduction efforts; however, based on actions taken or decided to date, such additional charges are not expected to be significant. Also, as of May 28, 2004, property and equipment classified as held for sale totaled approximately $42.1 million; additional write-downs could result from future changes in the net realizable values of those properties.

JOINT VENTURE

On November 17, 2003, we formed the Huawei-3Com Joint Venture (H-3C) with a subsidiary of Huawei Technologies, Ltd. (Huawei). H-3C is domiciled in Hong Kong, and has its principal operating centers in Hangzhou and Beijing, China. At the time of formation, we contributed cash of $160.0 million, assets related to our operations in China and Japan with a carrying value of $0.1 million, and licenses related to certain intellectual property in exchange for a 49 percent ownership interest in H-3C. Huawei contributed assets valued at $178.2 million in exchange for a 51 percent ownership interest; Huawei's contributed assets included its enterprise networking business assets, including Local Area Network (LAN) switches and routers, engineering and sales and marketing resources and personnel, and licenses to its related intellectual property.

Two years after formation of H-3C, we have the one-time option to purchase an additional two percent ownership interest from Huawei for an amount not to exceed $28 million. Three years after formation of H-3C, both partners have the right to purchase all of the other partner's ownership interest through a bid process.

In China and Japan, H-3C sells its own products, as well as products it purchases directly from Huawei and us. Outside of China and Japan, we resell H-3C's products under the 3Com® brand. Through this reseller agreement, we are expanding our product line to include router products and modular switching products. The addition of these products to our product portfolio increases the size of the market opportunity for which we can compete.

We account for our investment in H-3C by the equity method. Under this method, we record our proportionate share of H-3C's net income or loss based on the most recently available quarterly financial statements of H-3C. Since H-3C has adopted a calendar year basis of reporting, we have reported our equity in H-3C's net loss for H-3C's fiscal period from the date of formation (November 17, 2003) through March 31, 2004 in our results of operations for fiscal 2004. Our proportionate share of the reported loss from operations for the period from the date of formation through March 31, 2004 was $4.6 million, and is included in our results of operations for fiscal 2004 under the caption "Equity interest in loss of unconsolidated joint venture" in our consolidated financial statements. Also, at the time of formation of H-3C, we recorded a charge of $12.6 million representing our ownership share (49 percent) of the value attributed to in-process technology contributed to H-3C by Huawei that had not yet reached technological feasibility and had no alternative future use. This charge also was included in our results of operations for fiscal 2004 under the caption "Equity interest in loss of unconsolidated joint venture." In fiscal 2004, our total reported loss related to H-3C was $17.2 million. Prospectively, we will continue to report our equity in H-3C's net income or loss based on H-3C's most recent financial statements, two months in arrears. We do not expect H-3C's results to significantly affect our results of operations in the near term.

For additional information concerning our investment in H-3C, see Note 5 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

As mentioned above, effective for fiscal 2004, we now manage and report our operations as a single, integrated business. The following discussion reflects the results of operations of the business as it was organized and managed during fiscal 2004.

The following table sets forth, for the fiscal years indicated, the percentage of total sales represented by the line items reflected in our consolidated statements of operations. Information related to the fiscal year ended May 31, 2002 has been restated to account for the CommWorks division as a discontinued operation.

	Fiscal Years Ended
	May 28, 2004	May 30, 2003	May 31, 2002
Sales	100.0%	100.0%	100.0%
Cost of sales	65.2	54.8	70.8

Gross margin	34.8	45.2	29.2

Operating expenses:
Sales and marketing	35.0	26.0	21.7
Research and development	13.6	12.1	15.7
General and administrative	10.6	10.2	8.9
Amortization and write down of intangibles	1.0	1.1	6.9
Restructuring charges	22.9	19.8	8.7
Loss on land and facilities, net	—	0.1	0.1

Total operating expenses	83.1	69.3	62.0

Operating loss	(48.3)	(24.1)	(32.8)
Loss on investments, net	(1.6)	(3.9)	(1.4)
Interest and other income, net	2.3	2.2	5.3

Loss from continuing operations before income taxes, equity interests, and cumulative effect of change in accounting principle	(47.6)	(25.8)	(28.9)
Income tax provision (benefit)	(0.5)	(1.1)	7.1
Equity interest in loss of unconsolidated joint venture	(2.5)	—	—

Loss from continuing operations before cumulative effect of change in accounting principle	(49.6)	(24.7)	(36.0)
Discontinued operations, net of taxes	(0.4)	(0.9)	(11.3)

Loss before cumulative effect of change in accounting principle	(50.0)	(25.6)	(47.3)
Cumulative effect of change in accounting principle	—	(4.8)	—

Net loss	(50.0)%	(30.4)%	(47.3)%

Comparison of fiscal years ended May 28, 2004 and May 30, 2003

Sales

Fiscal 2004 sales totaled $698.9 million, a decrease of 25 percent from fiscal 2003 sales of $932.9 million.

Sales of enterprise networking products in fiscal 2004 were $585.9 million, a decrease of 15 percent from fiscal 2003 sales of $690.2 million. The decrease in revenue was driven by a reduction in average selling prices (ASPs) resulting from significant price competition, particularly for our 10/100 Mbps switching products as the industry migrates to Gigabit switching solutions, and by an unfavorable shift in mix towards lower-priced products. Although sales of enterprise networking products declined overall, sales of certain products in targeted high-growth technology areas increased; such products included fixed-configuration Gigabit switches, wireless LAN, and modular switches and routers sourced from H-3C. Increased sales of these products was largely due to higher unit volumes, resulting from both the industry shift towards Gigabit switching solutions mentioned above, as well as enhanced sales and marketing efforts targeting enterprise customers. Enterprise networking products represented 84 percent of total sales in fiscal 2004 compared to 74 percent of total sales in fiscal 2003.

Sales of our desktop, mobile and server connectivity products in fiscal 2004 were $112.9 million, a decrease of 53 percent from fiscal 2003 sales of $242.6 million. The decrease in sales was due largely to lower volumes, with unit shipments decreasing 47 percent compared to fiscal 2003, as well as to lower overall ASPs. We believe the lower volumes resulted from a continuing shift in technology from traditional network interface card (NIC), personal computer (PC) card, and mini-peripheral component interconnect (Mini-PCI) form factors to PC chipsets with embedded networking technology for which we have lower market share. Additionally, the decline in sales was partially attributable to the recognition in fiscal 2003 of $15.0 million of royalty revenue from a paid-up license resulting from settlement of patent litigation with Xircom, Inc. Sales of connectivity products represented 16 percent of total sales in fiscal 2004 compared to 26 percent of total sales in fiscal 2003. We expect sales from connectivity products to decline again in fiscal 2005 due to both reduced demand for our products and continued pricing pressures.

By Geography.

U.S. sales represented approximately 29 percent of total sales in fiscal 2004, compared to approximately 35 percent in fiscal 2003, and decreased 37 percent when compared to fiscal 2003. The major factor contributing to the decrease in sales from year to year was lower sales of connectivity products as discussed above. International sales in fiscal 2004 decreased 19 percent when compared to fiscal 2003. The major factor contributing to this decrease was lower sales of connectivity products; other important factors contributing to the decrease were lower sales of our 10/100 Mbps switching products, as well as a decline in sales to customers in China and Japan following H-3C's assumption of responsibility for sales of enterprise networking products into these countries.

Gross Margin

Gross margin as a percentage of sales declined 10.4 percentage points from 45.2 percent of sales in fiscal 2003 to 34.8 percent of sales in fiscal 2004. Significant components of the decrease in gross margins were as follows:

Decrease in standard-related margin	(4.6)%
Volume-related impacts	(0.9)
Transition related costs associated with closure of the Dublin manufacturing facility	(1.0)
Duty refunds and proceeds from inventory previously written off	(1.8)
Impact of royalty revenue	(0.9)
Other	(1.2)

Total	(10.4)%

  •
  The decrease in standard-related margin was primarily the result of lower ASPs, and, to a lesser extent, an unfavorable shift in product mix. These unfavorable factors were partially offset by product cost reductions.

  •
  Volume-related impacts include higher post-sale technical support costs, manufacturing overhead costs, and warranty costs as a percent of sales. Since a portion of these costs is not directly variable with sales, these costs did not decline at the same rate as sales.

  •
  We recorded charges related to manufacturing assets and other transition-related costs in fiscal 2004 as a result of our decision to outsource our remaining manufacturing operations in Dublin.

  •
  Gross margin in fiscal 2004 did not benefit to any significant degree from duty refunds or proceeds from the sale of inventory that was previously written off. However, gross margin in fiscal 2003 included benefits related to such items.

  •
  Sales in fiscal 2003 included royalty revenue of $15.0 million related to the settlement of litigation with Xircom. This revenue did not have any associated cost of sales.

Operating Expenses

Operating expenses in fiscal 2004 were $580.9 million, compared to $646.4 million in fiscal 2003, a net decrease of $65.5 million. Included in the net decrease in operating expenses were decreases in research and development expenses of approximately $17.9 million, general and administrative expenses of $20.3 million, amortization and write down of intangibles of $3.3 million, restructuring charges of approximately $25.1 million, and loss on land and facilities of $0.9 million. Partially offsetting these decreases was an increase in sales and marketing expenses of $2.0 million.

As a percent of sales, total operating expenses in fiscal 2004 were 83.1 percent, compared to 69.3 percent in fiscal 2003. In aggregate, sales and marketing, research and development, and general and administrative expenses were 59.2 percent of sales in fiscal 2004, compared to 48.3 percent in fiscal 2003, and decreased a net $36.2 million in fiscal 2004 compared to fiscal 2003. To a significant degree, these expenses are controllable and discretionary over time, but they are not directly variable with sales levels within a particular period.

The most significant component of the decrease of $36.2 million was a reduction of IT-related expenses. We allocate and report both IT and facilities-related expenses as a component of cost of sales and operating expenses. On an overall basis, total operating expenses in fiscal 2004 reflected a decrease of $30.0 million in IT-related expenses compared to fiscal 2003, largely as a result of employee reductions and asset write offs associated with our IT outsourcing initiatives during fiscal 2003. Partially offsetting the decrease in IT-related expenses was a net increase of $4.6 million in facilities-related expenses. Although our facilities consolidation efforts have resulted in lower gross facilities spending, these savings have been more than offset by a reduction in rental and sublease income received. Such rental and sublease income totaled $8.9 million and $23.8 million in fiscal 2004 and 2003, respectively, and is recorded as an offset to the associated facilities-related expenses.

A more detailed discussion of the factors affecting each major component of total operating expenses is provided below.

Sales and Marketing.    Sales and marketing expenses in fiscal 2004 were relatively flat compared to fiscal 2003, increasing $2.0 million. Sales and marketing expenses as a percent of sales increased to 35.0 percent in fiscal 2004, compared to 26.0 percent in fiscal 2003. The most significant factors in the increase were higher workforce-related and travel and entertainment expenses and an increase in facilities-related expenses. Largely offsetting these increases were reduced IT expenses, as well as reduced marketing expenses as a result of a shift in spending towards more focused, product and channel specific programs.

Research and Development.    Research and development expenses in fiscal 2004 decreased $17.9 million, or 16 percent, compared to fiscal 2003. Research and development expenses as a percent of sales increased to 13.6 percent in fiscal 2004 compared to 12.1 percent in fiscal 2003. The most significant factors in the decrease were reduced IT expenses, reduced workforce expenses as a result of restructuring activities and movement towards lower cost geographies, lower depreciation expense related to engineering assets reflecting write-downs and disposals associated with our restructuring initiatives, and decreased spending for project tools and materials. Partially offsetting these reductions were increased use of third parties for development work, as well as an increase in facilities-related expenses.

General and Administrative.    General and administrative expenses in fiscal 2004 decreased $20.3 million, or 21 percent, from fiscal 2003. As a percent of sales, general and administrative expenses were relatively flat, increasing to 10.6 percent in fiscal 2004 from 10.2 percent in fiscal 2003. The most significant factors in the decrease were reduced workforce-related expenses due to our restructuring initiatives, reduced legal and professional services costs related to the formation of H-3C, and reduced IT expenses. Partially offsetting these reductions was the impact of sales tax refunds in fiscal 2003 that did not recur at the same level in fiscal 2004, as well as lower credits in fiscal 2004 relating to bad debt expense.

Amortization and Write Down of Intangibles.    Amortization and write down of intangibles were $7.0 million and $10.3 million for fiscal 2004 and 2003, respectively, a decrease of $3.3 million. Amortization and write down of intangibles decreased due to a lower base of intangible assets as a result of an impairment charge during the first quarter of fiscal 2004, as well as reduced impairment charges. In fiscal 2004, we recorded an impairment charge of $1.9 million related to developed and core technology associated with the acquisition of assets from Alteon in fiscal 2001. Additionally, there were impairment charges of $0.4 million and $3.2 million in fiscal 2004 and fiscal 2003, respectively, related to developed and core technology associated with the fiscal 1999 acquisition of NBX.

Restructuring Charges.    Restructuring charges in fiscal 2004 and fiscal 2003 were $159.7 million and $184.9 million, respectively. Restructuring charges in fiscal 2004 were composed primarily of charges for actions taken in fiscal 2004, including facilities-related charges of $89.7 million, severance and outplacement costs of $59.2 million, and long-term asset write downs and other costs of $3.2 million. Facilities-related charges in fiscal 2004 included $47.7 million for an impairment and accelerated depreciation of a Santa Clara facility due to our plan to vacate the facility and move to a smaller Santa Clara facility already owned, offset by a $0.4 million gain on the sale of this vacated facility later in fiscal 2004; $25.1 million for an impairment and accelerated depreciation of our Dublin manufacturing facility; an $11.2 million impairment and $1.4 million loss on sale of certain other Santa Clara properties; a loss of $1.1 million related to the sale of our Rolling Meadows, Illinois facility; charges of $2.7 million related to fair value adjustments of properties classified as held for sale prior to fiscal 2004; and $0.9 million related to estimated lease termination costs. Restructuring charges for fiscal 2004 were the result of reductions in workforce, outsourcing of our remaining manufacturing operations in Dublin, and continued efforts to consolidate and dispose of excess facilities. Additionally, in fiscal 2004 we incurred charges of $7.6 million relating to the completion of restructuring activities initiated in fiscal years 2001, 2002, and 2003.

Restructuring charges in fiscal 2003 were composed primarily of charges for actions taken in fiscal 2003 relating to accelerated depreciation and write downs of facilities of $151.4 million, severance and outplacement costs of $20.5 million, and long-term asset write downs and other costs of $4.0 million. Facilities charges in fiscal 2003 included $85.4 million for write-downs of facilities located in Rolling Meadows; Santa Clara; Ireland; and the U.K.; accelerated depreciation of $34.3 million on certain Santa Clara facilities; a $29.4 million loss on the sale of our Marlborough, Massachusetts facility; and lease termination costs of $2.3 million. Restructuring charges in fiscal 2003 were the result of the consolidation of our real estate portfolio, the integration of the support infrastructure of our former Connectivity and Enterprise Networking segments, IT outsourcing efforts, and continued cost reduction actions. Additionally, in fiscal 2003 we incurred charges of $8.9 million relating to the completion of restructuring activities initiated in fiscal years 2001 and 2002.

Further actions may be taken if our business activity continues to decline and additional cost reduction efforts are necessary. In addition, a number of our facilities are classified as held for sale as a result of our restructuring program. Although these properties are being carried at their estimated net realizable values, additional write downs could result from changes in such values. As of May 30, 2004, the aggregate net realizable value of properties held for sale was $42.1 million, and included properties located in Ireland and the U.K.

Loss on Investments, Net

During fiscal 2004, net losses on investments were $10.9 million, reflecting $16.1 million of write downs of long term equity investments partially offset by a gain of $4.3 million recognized upon the sale of an investment in a privately-held company. In fiscal 2003, net losses on investments were $36.1 million, including $28.7 million of net losses recognized due to fair value adjustments of investments in limited partnership venture capital funds and write downs of investments in private companies for other-than-temporary declines in value and $7.4 million of net losses realized on sales of publicly traded equity securities and investments in limited partnership venture capital funds.

Interest and Other Income, Net

Interest and other income, net, was $15.9 million in fiscal 2004, a decrease of $4.3 million compared to $20.2 million in fiscal 2003. A decline in interest income accounted for $14.3 million of this decline, primarily driven by lower interest rates applicable to short-tem investments and lower interest income relating to income tax refunds. We collected $1.4 million and $5.1 million of interest income in fiscal 2004 and 2003, respectively, relating to income tax refunds received in those years. Partially offsetting the decrease in interest income was lower interest expense that resulted from the repayment of borrowings, as well as lower charges related to warrants issued to Broadcom Corporation (Broadcom). In fiscal 2003, we recorded a charge of $1.7 million in interest and other income, net, related to a one-year extension of the expiration date for the Broadcom warrants that was agreed in connection with our settlement of litigation with Broadcom. These warrants expired unexercised in December 2003.

Income Tax Provision (Benefit)

Our income tax benefit was $3.1 million in fiscal 2004, compared to an income tax benefit of $10.5 million in fiscal 2003. Included in our fiscal 2004 income tax benefit was an $8.5 million benefit of a foreign net operating loss carryback. Offsetting this benefit was a tax provision for tax in certain foreign and domestic state jurisdictions. Included in our fiscal 2003 income tax benefit was a $17.7 million benefit of a net operating loss carryback made possible by the Job Creation and Worker Assistance Act of 2002, and a $15.6 million benefit that was recorded to offset the net tax provision for discontinued operations. Offsetting these benefits was a tax provision for certain foreign and domestic state jurisdictions.

Equity Interest in Loss of Unconsolidated Joint Venture

As described more fully above, we account for our investment in H-3C by the equity method. In fiscal 2004, we recorded a charge of $4.6 million representing our share of the net loss from operations incurred by H-3C from the date of formation through March 31, 2004. In addition, at the time of formation of H-3C, we recorded a charge of $12.6 million representing our ownership share (49 percent) of the value attributed to in-process technology contributed to H-3C by Huawei that had not yet reached technological feasibility and had no alternative future use. In fiscal 2004, our total reported loss related to H-3C was $17.2 million.

Discontinued Operations

Discontinued operations in fiscal 2004 and fiscal 2003 related to our CommWorks division that was sold in the fourth quarter of fiscal 2003. We recorded a loss of $2.4 million in fiscal 2004 due to adjustments to previous estimates of liabilities related to the sale of CommWorks. Discontinued operations in fiscal 2003 included a gain on the sale of CommWorks of $88.9 million, which was offset by $17.1 million of taxes. Also included in fiscal 2003 were losses from operations of $81.5 million, which were offset by a $1.5 million tax benefit.

Comparison of fiscal years ended May 30, 2003 and May 31, 2002

Sales

Fiscal 2003 sales totaled $932.9 million, a decrease of 26 percent from fiscal 2002 sales of $1,259.0 million.

Sales of enterprise networking offerings in fiscal 2003 of $682.2 million decreased 14 percent from sales in fiscal 2002 of $791.6 million. The decrease resulted from a decline in sales of wireline data products, partially offset by moderate increases in sales of voice and wireless products. Within the wireline data product line, LAN revenue decreased by $87.3 million, due to lower sales of shared hubs due to competition from low priced switches, and lower sales of our 3300 fixed-configuration switches which have matured. Also affecting the wireline data product line was a decline of $25.0 million in sales of digital subscriber line (DSL) router products due to our withdrawal from this product line at the end of fiscal 2002. Sales of voice products were up $8.3 million due to the overall growth in the market. Sales of wireless products experienced growth of $5.0 million due to an increased demand for home office products. Service revenue declined by $22.3 million due to fewer maintenance contract renewals.

Sales of desktop, mobile and server connectivity products in fiscal 2003 of $242.6 million decreased 47 percent compared to sales in fiscal 2002 of $456.9 million. The decline in sales as compared to the prior year was due largely to lower volumes, with unit shipments decreasing 45 percent compared to fiscal 2002, as well as to lower overall ASPs.

Factors that reduced volumes were a shift in the market from network interface card, personal computer (PC) card, and mini-peripheral component interconnect form factors to PC chipsets with embedded networking technology for which we have lower market share, as well as lower sales to our OEM partners. In addition to lower volumes, our overall ASPs decreased in fiscal 2003. Declining ASPs resulted primarily from intense price competition, but were mitigated to some degree by a favorable product mix shift towards Gigabit and security fiber products that carry higher ASPs, and a decrease in sales to OEMs, which normally have lower ASPs. Additionally, the decline in sales in fiscal 2003 was partially offset by the recognition of $15.0 million of royalty revenue from a paid-up license resulting from settlement of patent litigation with Xircom, Inc.

By Geography

U.S. sales represented approximately 35 percent of total sales in fiscal 2003, compared to approximately 37 percent in fiscal 2002, and decreased 31 percent when compared to fiscal 2002. International sales in fiscal 2003 decreased 23 percent when compared to fiscal 2002. The decline in sales of enterprise networking products described above was experienced primarily in the U.S. and in the Europe, Middle East, and Africa region, whereas the decline in sales of connectivity products was experienced primarily in the U.S. and in the Asia Pacific region.

Gross Margin

Gross margin as a percentage of sales increased 16.0 percentage points from 29.2 percent of sales in fiscal 2002 to 45.2 percent of sales in fiscal 2003. Significant components of the increase in gross margins were as follows:

Increase in standard-related margin	9.1%
Volume-related impacts	3.1
Duty refunds	1.3
Excess and obsolete inventory	2.2
Impact of royalty revenue	0.9
Other	(0.6)

Total	16.0%

  •
  The increase in standard-related margin was due largely to reductions in materials costs resulting from design changes and component cost improvements, and a mix shift towards higher margin products. Included in the mix shift was an increase in sales of connectivity products through the distribution channel versus sales to OEM customers, which generally have lower ASPs.

  •
  Volume-related impacts include lower manufacturing overhead costs due to reduced unutilized capacity and lower post-sale technical support costs as a percent of sales.

  •
  Year over year, gross margin in fiscal 2003 benefited from duty refunds of $11.8 million. Gross margin in fiscal 2002 did not benefit from such items to any significant degree.

  •
  Year over year, gross margin in fiscal 2003 benefited from sales of inventory that had been written off in prior periods ($4.9 million) and from lower provisions for excess and obsolete inventory ($15.6 million). These provisions in fiscal 2002 were due largely to reduced demand for and discontinuance of certain desktop, mobile and server connectivity products.

  •
  Sales in fiscal 2003 included royalty revenue of $15.0 million related to the settlement of litigation with Xircom. This revenue did not have any associated cost of sales.

Operating Expenses

Operating expenses in fiscal 2003 were $646.4 million compared to $780.5 million in fiscal 2002, or a net decrease of $134.1 million. Included in the net decrease in operating expenses were decreases in research and development expenses of $84.9 million, amortization and write down of intangibles expenses of $76.3 million, sales and marketing expenses of $30.8 million, general and administrative expenses of $17.4 million, and loss on land and facilities of $0.5 million. Partially offsetting these declines was an increase in restructuring charges of $75.8 million.

As a percent of sales, total operating expenses in fiscal 2003 were 69.3 percent, compared to 62.0 percent in fiscal 2002. In aggregate, sales and marketing, research and development, and general and administrative expenses were 48.3 percent of sales in fiscal 2003, compared to 46.3 percent fiscal 2002, and decreased by $133.2 million, net in fiscal 2003 compared to fiscal 2002. To a significant degree, these expenses are controllable and discretionary over time, but they are not directly variable with sales levels within a particular period. The most significant components of the decrease of $133.2 million were reductions of $58.5 million of direct employee and alternative workforce expenses, $33.8 million of project and research related expenses such as project materials and depreciation on engineering assets, $27.2 million of IT-related expenses, and $5.0 million of spending on marketing and advertising. These decreases were the result of cost reduction actions primarily related to our restructuring initiatives, which included headcount reductions, IT outsourcing, long term asset write offs, a decline in the number of research projects, and general spending reductions. Offsetting these decreases was an increase of $6.8 million for legal and professional services.

A more detailed discussion of the factors affecting each major component of total operating expenses is provided below.

Sales and Marketing.    Sales and marketing expenses in fiscal 2003 decreased $30.8 million, or 11 percent, from fiscal 2002. Sales and marketing expenses as a percent of sales increased to 26.0 percent in fiscal 2003 compared to 21.7 percent in fiscal 2002. The largest factor in the decrease was direct employee-related expenses, and the second largest factor was IT-related expenses. Together, these two factors accounted for a majority of the reduction of sales and marketing expenses. The reduction in spending on marketing and advertising noted above was the third most significant contributing factor to the decrease in expenses.

Research and Development.    Research and development expenses in fiscal 2003 decreased $84.9 million, or 43 percent, compared to fiscal 2002. Research and development expenses as a percent of sales decreased to 12.1 percent in fiscal 2003 compared to 15.7 percent in fiscal 2002. The largest factor in the decrease was lower project and research related expenses such as project materials and depreciation on engineering assets, and the second largest factor was a decline in direct employee-related expenses. Together, these two factors accounted for a majority of the decrease in research and development expenses. The third most significant factor contributing to the decrease was IT-related expenses.

General and Administrative.    General and administrative expenses in fiscal 2003 decreased $17.4 million, or 16 percent, from fiscal 2002. As a percent of sales, general and administrative expenses increased to 10.2 percent in fiscal 2003 compared to 8.9 percent in fiscal 2002. A decline in direct employee-related expenses was the primary factor contributing to the $17.4 million decrease. Reductions in IT-related spending were offset by increases in expenditures for legal and professional services in connection with litigation that we settled during the year and start-up activities related to H-3C.

Amortization and Write Down of Intangibles.    Amortization and write down of intangibles were $10.3 million and $86.6 million for fiscal 2003 and 2002, respectively. Charges in 2003 included a $3.2 million write down for the impairment of intangible assets related to the NBX acquisition, and $7.1 million for amortization. Charges in 2002 included $50.9 million of write downs for impairments of intangibles relating to the goodwill and developed product technology associated with the acquisition of Alteon, and $35.7 million for amortization. Due to the adoption of Statement of Financial Accounting Standard (SFAS) 142 on June 1, 2002, we stopped amortizing goodwill in fiscal 2003. Fiscal 2002 included amortization of $25.2 million relating to continuing operations. (Fiscal 2002 also included goodwill amortization of $6.8 million that related to discontinued operations.)

Restructuring Charges.    Restructuring charges in fiscal 2003 and fiscal 2002 were $184.9 million and $109.0 million, respectively. Restructuring charges for fiscal 2003 were composed primarily of charges for actions taken in fiscal 2003 relating to accelerated depreciation and write downs of facilities of $151.4 million, severance and outplacement costs of $20.5 million, and long-term asset write downs and other costs of $4.1 million. Facilities charges in fiscal 2003 included $59.2 million related to accelerated depreciation and impairments of facilities in Santa Clara, $45.8 million relating to the impairment of our Rolling Meadows facility, a $29.4 million loss on the sale of our Marlborough facility, write downs of properties in Ireland and the U.K. of $7.5 million and $7.2 million, respectively, and lease terminations of $2.3 million. Restructuring charges for fiscal 2003 were the result of the consolidation of our real estate portfolio, the integration of the support infrastructure of our former Connectivity and Enterprise Networking segments, IT outsourcing efforts, and continued cost reduction actions. Additionally, in fiscal 2003, we incurred charges of $8.9 million relating to the completion of restructuring activities initiated in fiscal years 2001 and 2002.

Restructuring charges for fiscal 2002 included $47.8 million for facility-related charges, comprised of $24.4 million in write downs of property held for sale, $13.2 million for the loss on the sale of our Singapore manufacturing facility, and $10.2 million for other facility charges; $43.4 million for severance and outplacement costs; $13.6 million for long-term asset write-downs; and $4.4 million for other restructuring charges. These charges were the result of cost reduction actions we took to restructure our operations that were announced on December 21, 2000, as well as consolidation of our manufacturing facilities and the discontinuation of our consumer cable and DSL modem product lines as announced during June 2001. We also recorded a $0.2 million benefit in fiscal 2002 relating to revisions of previous estimates of a restructuring initiative that had begun in the fourth quarter of fiscal 2000.

Loss on Land and Facilities, Net.    The net loss on land and facilities in fiscal 2003 and fiscal 2002 was $0.9 million and $1.4 million, respectively. The net loss in both periods represented write downs of our Salt Lake City, Utah facility that was sold in the second quarter of fiscal 2003. This facility was classified as held for sale prior to the inception of our restructuring programs and, therefore, the related net losses were not the result of restructuring actions and were not recorded as a part of restructuring charges.

Loss on Investments, Net

During fiscal 2003, net losses on investments were $36.1 million, including $28.7 million of net losses recognized due to fair value adjustments of investments in limited partnership venture capital funds and write downs of investments in private companies for other-than-temporary declines in value and $7.4 million of net losses realized on sales of publicly traded equity securities and investments in limited partnership venture capital funds. In fiscal 2002, net losses on investments were $17.9 million, composed of $30.5 million of net losses recognized due to fair value adjustments of investments in limited partnership venture capital funds and write downs of investments in private companies for other-than-temporary declines in value, offset by $12.6 million of net gains realized on sales of publicly traded equity securities.

Interest and Other Income, Net

Interest and other income, net, was $20.2 million in fiscal 2003, a decrease of $47.2 million compared to $67.4 million in fiscal 2002. A decline in interest income accounted for $37.7 million of this decline, primarily driven by lower interest rates, and lower interest income relating to our fiscal 2002 income tax refund. We collected $5.1 million and $12.1 million of interest income in fiscal 2003 and 2002, respectively, relating to our fiscal 2002 income tax refund. Additionally, borrowing-related costs increased $5.1 million in fiscal 2003 due mainly to higher average outstanding balances on our term loan and revolving line of credit as well as higher amortization of deferred loan costs, which included accelerated amortization relating to the early repayment of the term loan. Also, in fiscal 2003, we recorded a charge of $1.7 million related to the one-year extension of the expiration date for the warrants issued to Broadcom.

Income Tax Provision (Benefit)

Our income tax benefit was $10.5 million in fiscal 2003, compared to an income tax provision of $89.9 million in fiscal 2002. Included in our fiscal 2003 income tax benefit was a $17.7 million benefit of a net operating loss carryback made possible by the Job Creation and Worker Assistance Act of 2002, and a $15.6 million benefit that was recorded to offset the net tax provision for discontinued operations. Offsetting these benefits was a tax provision for tax in certain foreign and domestic state jurisdictions. The fiscal 2002 tax provision was the result of write downs of the domestic deferred tax asset that had been previously supported by the appreciation in our real estate portfolio, as well as a provision for income taxes in foreign and domestic state jurisdictions.

Discontinued Operations

Discontinued operations in fiscal 2003 and fiscal 2002 related to our CommWorks business. Discontinued operations in fiscal 2003 included a gain on the sale of CommWorks of $88.9 million, which was offset by $17.1 million of taxes. Also included in fiscal 2003 were losses from operations of $81.5 million, which were offset by a $1.5 million tax benefit. The loss from operations in fiscal 2002 was $142.3 million, net of taxes of $1.4 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents and short-term investments at May 28, 2004 were $1,383.4 million, a decrease of approximately $101.2 million compared to the balance of $1,484.6 million at May 30, 2003.

Net cash used in operating activities was $175.3 million for fiscal 2004, primarily reflecting our loss from continuing operations of $346.9 million. We expect that cash flows from operating activities will continue to be negative during the first half of fiscal 2005, and possibly longer, primarily due to continuing net losses. There are no assurances that we can reduce our net losses and negative cash flow in the foreseeable future, or that we can raise capital as needed to fund our operations on an ongoing basis. However, based on current business conditions and our current operating and financial plans, but subject to the discussion in Business Environment and Industry Trends below, we believe that our existing cash and equivalents and short-term investments will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months. As a result of the aforementioned fiscal 2004 restructuring actions and related charges, and based on our current projections for revenue, costs and expenses, which are subject to significant uncertainty, we expect net cash flow from operations to be improved by approximately $5 million per quarter from the levels reported for the fourth quarter of fiscal 2004. This improvement excludes the impact of cash disbursements to be made in settlement of liabilities accrued as of May 28, 2004.

Significant commitments that will require the use of cash in future periods include obligations under lease, contract manufacturing, royalty and patent licensing, IT outsourcing, and guarantee agreements, as shown in the following table (in thousands):

	Payments due by Period
Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Operating leases	$56,648	$19,020	$27,542	$4,331	$5,755
Purchase commitments with contract manufacturers(1)	94,300	94,300	—	—	—
Royalty and patent licenses	22,100	10,100	12,000	—	—
IT outsourcing agreements(2)	49,300	5,646	11,293	9,896	22,465
Guarantees(3)	4,085	3,951	134	—	—

Total	$226,433	$133,017	$50,969	$14,227	$28,220

(1)
We have entered into purchase agreements with our contract manufacturers. Pursuant to these agreements, if our actual orders and purchases fall below forecasted levels, we may be required to purchase finished goods inventory manufactured to meet our requirements. In addition, we may be required to purchase raw material and work in process inventory on-hand that is unique to our products, and we may be required to compensate the contract manufacturers with respect to their non-cancelable purchase orders for such inventory. The amount shown in the table above represents our estimate of inventory held by contract manufacturers at May 28, 2004 that we could be required to purchase within the next 12 months. We do not expect any such required purchases to exceed our requirements for inventory to meet expected sales of our products to our customers.

(2)
Under our IT outsourcing agreements, we are subject to service level commitments providing for annual minimum payments that vary depending on the service levels we choose. The amounts shown in the table above represent the amounts that would be payable, based on current service levels, through the expiration of the agreements. However, the agreements may be terminated at any time upon 120 days notice, subject to early termination penalties that decline over time. If we were to terminate the agreements at the end of the first quarter of fiscal 2005, such penalties would be approximately $3.4 million.

(3)
We have several agreements whereby we have sold products to resellers who have, in turn, sold the products to end users, and we have guaranteed the payments of the end users to our customers. Since deferred revenue and accrued liabilities related to such sales approximate the guaranteed amounts, any payments resulting from end user defaults would not have a material impact on our results of operations.

Net cash provided by investing activities was $106.1 million for fiscal 2004, including $147.2 million of net proceeds related to sales, maturities and purchases of debt and equity securities, and $118.8 million of net proceeds related to sales and purchases of fixed assets, partially offset by our $160.0 million investment in H-3C. For the fiscal years ended May 28, 2004 and May 30, 2003, we made investments totaling $904.9 million and $1,283.5 million, respectively, in municipal and corporate bonds and government agency instruments, as well as investments totaling $4.0 million and $6.8 million, respectively, in equity securities. For the fiscal years ended May 28, 2004 and May 30, 2003, proceeds from maturities and sales of municipal and corporate bonds and government agency instruments were $1,047.1 million and $1,009.2 million, respectively, and proceeds from the sales of equity investments totaled $9.0 million and $9.2 million, respectively.

Our investments in equity securities include investments made by 3Com Ventures. Through 3Com Ventures, we selectively make strategic investments in privately held companies and in limited partnership venture capital funds, which in turn invest in privately held companies. These investment activities are entered into with the intention of complementing our business strategies and research and development efforts, and may include a strategic commercial or technology relationship, such as a component supply agreement or technology license arrangement, with these privately held companies. We made strategic investments of $3.9 million in fiscal 2004 and have committed to make additional capital contributions to venture capital funds totaling $9.0 million. We are contractually obligated to provide funding upon calls for capital. The expiration dates for such capital calls are generally five to eight years from the inception of the fund, and the amounts and timing of such calls during that period are at the discretion of the funds' general partners. Based upon projections provided by the funds' general partners, we estimate that we will pay approximately $5.1 million over the next 12 months as capital calls are made.

During fiscal 2004, we collected $134.9 million from sales of property and equipment, primarily relating to the sale of our Rolling Meadows facility and certain properties in Santa Clara. Also, during this same period, we made $16.0 million in capital expenditures. As of May 28, 2004, capital expenditure commitments outstanding were not material.

Net cash provided by financing activities was $128.5 million for fiscal 2004, which included proceeds of $120.4 million from the issuance of common stock and $8.4 million from collection of the final installments due under a note receivable related to the sale of warrants to Broadcom during fiscal 2002, offset by $0.3 million for payments due under capital leases. During fiscal 2004, there were no borrowings or repayments under our revolving line of credit. As of May 28, 2004, total available borrowings under the revolving line of credit were $23.5 million, net of bank-issued standby letters of credit and guarantees that are supported by this credit arrangement. As of May 28, 2004, such bank-issued standby letters of credit and guarantees totaled $9.2 million, including $8.3 million relating to potential foreign tax, custom, and duty assessments.

During fiscal 2004, we issued approximately 24.9 million shares of our common stock in connection with our employee stock purchase and option plans. As indicated above, total proceeds from such issuances were $120.4 million. As of May 28, 2004, our outstanding stock options as a percentage of outstanding shares were 14 percent. This potential dilution is mainly the result of our distribution of Palm, Inc. common stock in the first quarter of fiscal 2001. As a result of the distribution, the number of shares of 3Com common stock subject to option grants was adjusted to preserve the intrinsic value of the stock options, resulting in an increase of 134 million options, and bringing the total option shares outstanding to 169 million at the time of the distribution. We have closely managed new options grants during recent fiscal years with the goal of reducing the potential dilution associated with outstanding stock options. As a result of these efforts, as well as the effects of option exercises and cancellations, the total number of outstanding options has been reduced approximately 66 percent since the Palm distribution. In addition, the total number of options available for future grants was reduced by 108 million shares due to approval of a proposal submitted to our stockholders at our annual stockholder meeting in September 2003.

Our current stock repurchase authorization permits expenditures of up to $100.0 million through March 2005. We did not repurchase shares of our common stock under this program in fiscal 2004. However, we began repurchasing shares of our common stock pursuant to this authorization in the first quarter of fiscal 2005, and we may use cash to repurchase additional shares in future periods.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 46 (FIN 46), "Consolidation of Variable Interest Entities". FIN 46 establishes accounting guidance for consolidation of a variable interest entity, formerly referred to as a special purpose entity. In December 2003, the FASB issued FIN 46(R), which deferred the effective date of FIN 46 for certain variable interest entities created before February 1, 2003 to the first interim or annual reporting period that ends after March 15, 2004. We determined that FIN 46 and FIN 46(R) are not applicable to any of our investments.

BUSINESS ENVIRONMENT AND INDUSTRY TRENDS

Industry trends and specific risks may affect our future business and results. The matters discussed below could cause our future results to differ from past results or those described in forward-looking statements and could have a material adverse effect on our business, financial condition, results of operations and stock price.

We have incurred significant net losses in recent fiscal periods, including $349 million, $284 million and $596 million in fiscal years 2004, 2003 and 2002, respectively, and we may not be able to return to profitability.

We incurred a net loss of $349 million for fiscal 2004, and net losses of $284 million and $596 million in fiscal 2003 and 2002, respectively. Although we are taking steps designed to improve our results of operations, we cannot assure you that we will return to profitability.

We have faced a number of challenges that have affected our operating results over the last several fiscal years. Specifically, we have experienced, and may continue to experience, the following:

  •
  declining revenue due to price competition and reduced incoming order rate;

  •
  increased risk of excess and obsolete inventories;

  •
  excess facilities;

  •
  operating expenses that, as a percentage of revenue, have exceeded our desired financial model; and

  •
  disruptions resulting from our workforce reductions and employee attrition.

We entered into a joint venture in China with Huawei that, if not successful, could materially and adversely impact our business, business prospects and operating results.

In November 2003, we announced the formation of a joint venture for enterprise networking products with Huawei, a leading Chinese company. 3Com currently has a 49 percent minority interest in H-3C, which is domiciled in Hong Kong has its principal operations in Hangzhou and Beijing, China. Pursuant to the joint venture agreements, 3Com has the right to market and support the H-3C products under the 3Com brand in all countries except China and Japan. In China and Japan, the joint venture will sell products sourced internally as well as from 3Com and Huawei under H-3C's brand as well as the 3Com brand and the Huawei brand. H-3C commenced operations in November 2003. We began reflecting our share of the operating results of H-3C in our operating results in the third quarter of fiscal 2004.

The business of H-3C is subject to all of the operational risks that normally arise for a technology company with global operations pertaining to research and development, manufacturing, sales, service, marketing, and corporate functions. In addition, there could be disagreements between 3Com and Huawei with respect to important strategic and operational decisions. A key factor in the success of H-3C is that product sourced from it remains competitive over time particularly with respect to features, performance, quality and cost. For example, one factor that could affect cost competitiveness is future adverse exchange rate movements between H-3C's local currency of operations and the U.S. Dollar. In addition, competition in the enterprise networking market will involve challenges from numerous, well-established companies with substantial resources and significant market share.

Our business, business prospects and operating results have dependencies upon the success of H-3C. In particular, our product development activities will become increasingly interdependent with those of H-3C. If H-3C and our transactions with it are not successful, we may not introduce new products needed to broaden our high-end enterprise networks product line, which may adversely affect our revenue and overall results of operations. Even if H-3C is successful, there may be disruption to our existing distribution channels and conflicts with our current channel partners resulting from the establishment of H-3C's operations and distribution arrangements.

Our competition with Huawei in the enterprise networking market could have a material adverse affect on our revenue and our results of operations.

As Huawei expands its international operations, there will be increasing instances where we compete directly with Huawei in the enterprise networking market. We expect to be able to compete effectively with Huawei in this market as a result of our strengths in a number of areas including our brand identity, breadth of products and solutions offerings, and professional services capabilities. We also are free to engineer derivative models of products sourced from H-3C that would not be available to Huawei or other H-3C customers. However, as a co-owner and OEM customer of H-3C, Huawei will have access to many of H-3C's products just as we do, thereby enhancing Huawei's current ability to compete directly with us in markets outside of China and Japan. If this occurs, we could lose a competitive advantage in those markets, which could have a material adverse effect on our revenue and overall results of operations.

Our strategy of outsourcing functions and operations may fail to reduce cost and may disrupt our operations.

We continue to look for ways to decrease cost and improve efficiency by contracting with other companies to perform functions or operations that we, in the past, have performed ourselves. We rely on outside vendors to meet a significant portion of our IT and manufacturing needs. In the third quarter of fiscal 2004, we completed the outsourcing of all manufacturing of our products. To achieve more cost savings or operational benefits, we may expand our outsourcing activities where we believe a third party may be able to provide those services in a more efficient manner. Although we believe that outsourcing will result in lower costs and increased efficiencies, this may not be the case. Because these third parties may not be as responsive to our needs as we would be ourselves, outsourcing increases the risk of disruption to our operations. In addition, our agreements with these third parties sometimes include substantial penalties for terminating such agreements early or failing to maintain minimum service levels. Because we cannot always predict how long we will need the services or how much of the services we will use, we may have to pay these penalties or incur costs that are no longer competitive if our business conditions change.

We may not be able to compensate for lower revenue or unexpected cash outlays with cost reductions sufficient to generate positive net income or cash flow.

Although we have implemented strict cost and expense reductions, if we are unable to achieve our growth objectives, we will need to further reduce costs which may in turn reduce our revenue. If we are not able to effectively reduce our costs and expenses commensurate with, and at the same pace as, any further deterioration in our revenue, we may not be able to generate positive net income or cash flow from operations. If we continue to experience negative cash flow from operations over a prolonged period of time, our liquidity and ability to operate our business effectively could be adversely affected. For example, our ability to raise financial capital may be hindered due to the possibility of continuing net losses and negative cash flow in the future. An inability to raise financial capital would limit our operating flexibility.

We are unable to predict the exact amount of cost reductions required for us to generate positive net income or cash flow from operations because we cannot accurately predict the amount of our future revenue. Our future revenue depends, in part, on future economic and market conditions, which we are unable to forecast accurately. Although we cannot accurately predict the amount of our future revenue overall, we expect that revenue from sales of desktop, mobile and server connectivity products, which represented approximately 16 percent of total revenue for fiscal 2004, will decline further due to pricing pressures and technological changes and trends in the networking industry.

Our increasing reliance on strategic relationships may negatively impact our business.

As discussed above, in November 2003, we formed a joint venture in China for enterprise networking products. In addition, we recently announced alliances with Crossbeam Systems, Inc., Electronic Data Systems Corporation (EDS) and Aspect Communications Corporation. We expect to evaluate other possible strategic relationships, including joint ventures and other types of arrangements, and we may increase our reliance on such strategic relationships to complement internal development of new technologies and enhancement of existing products and to exploit perceived market opportunities. Strategic relationships can present challenges since we often compete in some business areas with companies with which we, at the same time, have strategic alliances in other business areas. If these companies fail to perform, or if these relationships fail to materialize as expected, we could suffer delays in product or market development or other operational difficulties. Strategic relationships may also lead to potential conflicts within our distribution channel. Furthermore, our financial position or results of operations could be adversely affected if we experience difficulties managing relationships with our partners or if projects with partners are unsuccessful. In addition, if third parties acquire our strategic partners or if our competitors enter into successful strategic relationships, we may face increased competition.

Efforts to reduce operating expenses could involve further workforce reductions and lead to reduced revenue and other disruptions in our business.

Our operating expenses, particularly general and administrative expenses, as a percent of revenue have been higher than our desired long-term financial model. We have taken, and will continue to take, actions to reduce these expenses. Future actions could include further reductions in our workforce, relocation of functions and activities to lower cost locations, changes or modifications in IT systems or applications, or process reengineering. As a result of these actions, the employment of some employees with critical skills might be terminated, and other employees might leave our company voluntarily due to the uncertainties associated with our business environment and their job security. In addition, reductions in overall staffing levels might make it more difficult for us to achieve our growth objectives, to adhere to our preferred business practices and to address all of our legal and regulatory obligations in an effective manner, which could, in turn, ultimately lead to missed business opportunities, higher operating costs or penalties.

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

  •
  the presence of existing competitors with greater financial resources together with the potential emergence of new competitors with lower cost structures and more competitive offerings; and

  •
  greater competition for fewer customers as a result of consolidation in the distribution and reseller channels.

Our investment in technologies which are unproven or for which we have not yet demonstrated success in the marketplace may not produce the benefits we expect.

We are making significant investments in various new technologies and product lines. These investments have included XRN (eXpandable Resilient Networking) technology, Gigabit Ethernet technology, Internet Protocol (IP) telephony, wireless LANs, Layer 3+ switching, network security technology (such as our embedded firewall products), and Network Jack switches. We expect new products and solutions based on these technologies to contribute to future growth in our revenue. However, the markets for some of these products and solutions are still emerging and the market potential for our products and solutions based on these technologies remains unproven. If customer demand for our products and solutions based on these technologies does not develop as we expect, or if our sales and marketing strategies for these technologies are not effective, our financial results could be adversely affected and we might need to change our business strategy.

We may not be successful at identifying and responding to new and emerging market and product opportunities, or at responding quickly enough to technologies or markets that are in decline.

The markets in which we compete are characterized by rapid technology transitions and short product life cycles. Therefore, our success depends on our ability to:

  •
  identify new market and product opportunities;

  •
  predict which technologies and markets will see declining demand;

  •
  develop and introduce new products and solutions in a timely manner;

  •
  gain market acceptance of new products and solutions, particularly in the targeted emerging markets discussed above; and

  •
  rapidly and efficiently transition our customers from older to newer enterprise networking technologies.

Our financial position or results of operations could suffer if we are not successful in achieving these goals. For example, our business would suffer if:

  •
  there is a delay in introducing new products;

  •
  there are fewer customers interested in our products than we expected;

  •
  our products do not satisfy customers in terms of features, functionality or quality; or

  •
  our products cost more to produce than we expect.

Our business would suffer if negative effects such as these were to occur in those product markets that we have identified as emerging high-growth opportunities. One factor that may cause greater difficulty for us in quickly and effectively introducing new products with the features, functionality, quality, and costs that are optimal for the market is our increased reliance on relationships with strategic partners, such as original design manufacturers (ODMs). Because ODMs manufacture the products of other companies as well as ours, the timeliness of the availability of our products depends, in part, on their production schedules. In addition, we are relying on ODMs to manufacture products that meet our specifications with regard to quality and cost. We will continue to source other products from OEMs and from H-3C. Finally, since we rely on our strategic partners, we may not be able to independently identify current product and technology trends and to respond to such trends as well as if we were working independently.

We may pursue acquisitions of other companies that, if not successful, could adversely affect our business, financial position and results of operations.

The networking business is highly competitive. As a result, our success is dependant, in part, on our ability to meet the needs of new customers and markets by enhancing existing products and solutions, and introducing new products and solutions, on a timely basis. Our efforts to enhance existing offerings and develop new offerings include internal research and development activities, the H-3C joint venture, and other strategic relationships. In the future, we may pursue acquisitions of other companies with established market access and position or promising technology and products to enhance our existing capabilities.

Acquisitions involve numerous risks, including the following:

  •
  potential difficulties related to integrating the technologies, products and operations of the acquired company;

  •
  diverting management's attention from the normal daily operations of the business;

  •
  potential difficulties in completing projects associated with purchased in-process research and development;

  •
  entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

  •
  potential loss of key employees of the acquired company; and

  •
  an uncertain revenue and earnings stream from the acquired company, which may result in unexpected dilution to our earnings.

There can be no assurances that any acquisitions that we might pursue will be successful. If we pursue an acquisition but are not successful in completing it, or if we complete an acquisition but are not successful in integrating the acquired company's technology, products or operations successfully, our business, financial position or results of operations could be adversely affected.

A significant portion of our revenue is derived from sales to a small number of partners. If any of these partners reduces its business with us, our business could be seriously harmed.

We distribute many of our products through two-tier distribution channels that include distributors, systems integrators and VARs. A significant portion of our revenue is concentrated among a few distributors; our two largest customers accounted for a combined 33 percent of total sales for both fiscal 2004 and fiscal 2003 and a combined 28 percent of total sales for fiscal 2002. Consolidation in our distribution channels and among personal computer manufacturers is reducing the number of customers in our domestic and international markets. In an effort to streamline our operations, we may increase the focus of our distribution sales resources on selected distribution channel customers.

We also sell to personal computer manufacturers and telecommunications service providers. There has been a trend of decreased demand for connectivity products from our OEM customers due to increased integration of networking connections with semiconductor components, and also to factors specific to our OEM customers.

We depend on distributors who maintain inventories of our products. If the distributors reduce their inventories of our products, our revenue could be adversely affected.

Our distributors maintain inventories of our products. We work closely with our distributors to monitor channel inventory levels and ensure that appropriate levels of products are available to resellers and end users. We have improved certain of our supply chain processes so that deliveries to our channel partners can be done more rapidly, thereby enabling our channel partners to hold fewer weeks of supply of our products in their inventory. Our target range for channel inventory levels is between four and five weeks supply on hand at our distributors. At the end of fiscal year 2004, channel inventory levels were at approximately 4.5 weeks supply. We expect to operate our business with no greater than 4.5 weeks of channel inventory for fiscal 2005. At this level of channel inventory, some of our channel partners will hold less than the average level of inventory, and others will be at a higher level. Partners with a below-average inventory level may incur stock outs that would adversely impact our revenue. If our channel partners further reduce their levels of inventory of our products, our revenue would be negatively impacted during the period of change.

We are in the process of making adjustments to the manner in which we sell our products and services. If those adjustments are unsuccessful, our revenue may be negatively affected.

As part of our distribution strategy, we are targeting System Integrators (SIs), Service Providers (SPs), and enterprise VARs (eVARs). These resellers typically have expertise in network design and implementation, which is important when deploying end-to-end networking infrastructure solutions in larger enterprises. In addition to specialized technical expertise, SIs, SPs and eVARs typically offer sophisticated services capabilities that are frequently desired by larger enterprise customers. In order to expand our distribution channel to include resellers with such capabilities, we must be able to provide effective support to these resellers. If our services, marketing, or sales organization does not provide effective support to such SIs, SPs, and eVARS, we may not be successful in expanding our distribution model and current SI, SP, and eVAR partners may terminate their relationships with us, which would adversely impact our revenue and overall results of operations.

Our strategies to outsource all of our manufacturing requirements to contract manufacturers, and for contract manufacturers to ship directly to our customers, may not result in meeting our cost, quality or performance standards. The inability of any contract manufacturer to meet our cost, quality or performance standards could adversely affect our revenue and overall results from operations.

The cost, quality, performance, and availability of contract manufacturing operations are and will be essential to the successful production and sale of many of our products. The inability of any contract manufacturer to meet our cost, quality, performance, and availability standards could adversely impact our revenue and overall results of operations. We may not be able to provide contract manufacturers with product volumes that are high enough to achieve sufficient cost savings. If shipments fall below forecasted levels, we may incur increased costs or be required to take ownership of inventory. In addition, a significant component of maintaining cost competitiveness is the ability of our contract manufacturers to adjust their own costs and manufacturing infrastructure to compensate for possible adverse exchange rate movements. To the extent that the contract manufacturers are unable to do so, and we are unable to procure alternative product supplies, then our own competitiveness and results of operations could be adversely impacted.

Also, our ability to control the quality of products produced by contract manufacturers may be limited and quality issues may not be resolved in a timely manner, which could adversely impact our revenue and overall results of operations. We have implemented a program with our manufacturing partners to ship products directly from regional shipping centers to customers. Through this program, we are relying on these partners to fill customer orders in a timely manner. This program may not yield the efficiencies that we expect, which would negatively impact our results of operations. Any disruptions to on-time delivery to customers would adversely impact our revenue and overall results of operations.

We may be unable to manage our supply chain successfully, which would adversely impact our revenue, gross margin, and profitability.

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

Increasingly, we have been sourcing a greater number of components from a smaller number of vendors. Also, there has recently been a trend toward consolidation of vendors of electronic components. This greater reliance on a smaller number of vendors and the inability to quickly switch vendors increase the risk of logistics disruptions, unfavorable price fluctuations, or disruptions in supply, particularly in a supply-constrained environment.

More recently, supplies of certain key components, such as memory, have become tighter as industry demand for such components has increased. This is putting upward pressure on cost as well as increasing the time necessary to obtain these components. If this persists, we may experience an adverse impact to gross margin as costs either increase or do not decline as fast as they had in the past.

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

Our past and possible future decisions to exit certain product lines may have unforeseen negative impacts to our business.

We previously exited or sold some of our businesses and product lines. In some cases, we continue to be responsible pursuant to the original warranty obligations for these products. Our exiting of these businesses and product lines may have adversely affected our relationships with channel partners and end customers. Many of these channel partners and customers perceived our remaining products as not being part of a larger integrated or complementary solution, or questioned our commitment to their markets. Consequently, they chose to purchase products from alternative vendors. We may consider exiting other businesses or product lines that do not meet our goal of delivering satisfactory financial returns. Future decisions to exit businesses or product lines could result in deterioration of our channel partner and customer relationships, increased employee costs (such as severance, outplacement and other benefits), contract termination costs, and asset impairments.

Our reliance on industry standards, a favorable regulatory environment, technological change in the marketplace, and new product initiatives may cause our revenue to fluctuate or decline.

The networking industry in which we compete is characterized by rapid changes in technology and customer requirements, evolving industry standards, and complex government regulation. As a result, our success depends on:

  •
  the emergence of new technology or the convergence of technologies such as data and voice networking or IP telephony;

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

In the course of our business, we frequently receive claims of infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. We evaluate the validity and applicability of these intellectual property rights, and determine in each case whether we must negotiate licenses or cross-licenses to incorporate or use the proprietary technologies, protocols, or specifications in our products. If we are unable to obtain and maintain licenses on favorable terms for intellectual property rights required for the manufacture, sale, and use of our products, particularly those that must comply with industry standard protocols and specifications to be commercially viable, our financial position or results of operations could be adversely affected. In addition, if we are alleged to infringe the intellectual property rights of others, we could be required to seek licenses from others or be prevented from manufacturing or selling our products, which could cause disruptions to our operations or the markets in which we compete.

We may need to engage in complex and costly litigation in order to protect or maintain our intellectual property rights.

In addition to disputes relating to the validity or alleged infringement of other parties' rights, we may become involved in disputes relating to our assertion of our intellectual property rights. Whether we are defending the assertion of intellectual property rights against us, or asserting our intellectual property rights against others, intellectual property litigation can be complex, costly, protracted, and highly disruptive to business operations by diverting the attention and energies of management and key technical personnel. Further, plaintiffs in intellectual property cases often seek injunctive relief and the measures of damages in intellectual property litigation are complex and often subjective or uncertain. Thus, the existence of this type of litigation, or any adverse determinations related to such litigation, could subject us to significant liabilities and costs. If any of our OEM, ODM, or joint venture partners become involved in intellectual property disputes and are unable to hold us harmless, then we may incur liabilities or suffer temporary disruption of our business. Any one of these factors could adversely affect our revenue, gross margin, overall results of operations, cash flow or financial position.

Our future quarterly operating results are subject to factors that can cause fluctuations in our stock price.

Historically, our stock price has experienced substantial volatility. We expect that our stock price may continue to experience volatility in the future due to a variety of potential factors such as:

  •
  fluctuations in our quarterly results of operations and cash flow;

  •
  changes in our cash and short term investment balances;

  •
  variations between our actual financial results and the published analysts' expectations; and

  •
  announcements by our competitors.

In addition, over the past several quarters, the stock market has experienced significant price and volume fluctuations that have affected the stock prices of many technology companies. These factors, as well as general economic and political conditions or investors' concerns regarding the credibility of corporate financial statements and the accounting profession, may have a material adverse affect on the market price of our stock in the future.

We focus primarily on enterprise networking, and our results of operations may fluctuate based on factors related entirely to conditions in this market.

In fiscal 2004, we began operating in a single business segment focused primarily on enterprise networking. This single enterprise networking business reflects a streamlined management and operating structure encompassing all of our operations, including our connectivity business that we previously operated and reported as a separate segment and which we expect will continue to diminish. Our focus on enterprise networking may cause increased risk or volatility associated with decreased diversification of our business. There will be increased sensitivity to the business risks associated specifically with the enterprise networking market and our ability to execute successfully on our strategies to provide superior solutions for larger and multi-site enterprise environments. To be successful in the enterprise networking market, we will need to overcome negative perceptions of our company held by certain chief information officers of large enterprises, who may be skeptical of our long-term commitment to the high-end networking business as a result of our withdrawal from that business in fiscal 2000. Also, expansion of sales to large enterprises may be disruptive in a variety of ways, such as adding larger systems integrators that may raise channel conflict issues with existing distributors, or a perception of any diminished focus on the small and medium enterprise market.

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

Interest Rate Sensitivity.    Our short-term investments consist mainly of fixed-income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by ten percent from levels at May 28, 2004, the fair value of our short-term investments would decline by an immaterial amount. We currently have the ability and intention to hold our fixed income investments until maturity and, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. If necessary, we may sell short-term investments prior to maturity to implement management strategies and meet our liquidity needs.

The current portion of long-term lease obligations was $0.3 million as of May 30, 2003. We had no long-term lease obligations, or other long-term debt as of May 28, 2004 or May 30, 2003. We do not hedge any interest rate exposures.

Foreign Currency Exchange Risk.    We enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. We attempt to reduce the impact of foreign currency fluctuations on corporate financial results by hedging existing foreign currency exposures and anticipated foreign currency transactions expected to occur within one month. Anticipated foreign currency transaction exposures with a maturity profile in excess of one month may be selectively hedged. Translation exposures are not hedged.

Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure. A hypothetical ten percent appreciation of the U.S. Dollar from May 28, 2004 market rates would increase the unrealized value of our forward contracts by $3.0 million. Conversely, a hypothetical ten percent depreciation of the U.S. Dollar from May 28, 2004 market rates would decrease the unrealized value of our forward contracts by $3.0 million. The gains or losses on the forward contracts are largely offset by the gains or losses on the underlying transactions and consequently a sudden or significant change in foreign exchange rates would not have a material impact on future net income or cash flows.

Equity Security Price Risk.    We hold publicly traded equity securities that are subject to market price volatility. Equity security price fluctuations of plus or minus 50 percent would not have had a material impact on the value of these securities held at May 28, 2004.

ITEM 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule

All other schedules are omitted, because they are not required, are not applicable, or the information is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of 3Com Corporation:

We have audited the accompanying consolidated balance sheets of 3Com Corporation and subsidiaries (3Com) as of May 28, 2004 and May 30, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended May 28, 2004. Our audits also included the consolidated financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of 3Com's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of 3Com at May 28, 2004 and May 30, 2003, and the results of its operations and its cash flows for each of the three years in the period ended May 28, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, in 2003, 3Com changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

DELOITTE & TOUCHE LLP

Boston, Massachusetts
July 19, 2004

Consolidated Statements of Operations

	Years ended
	May 28, 2004	May 30, 2003	May 31, 2002
	(In thousands, except per share data)
Sales	$698,884	$932,866	$1,258,969
Cost of sales	455,813	511,140	891,713

Gross margin	243,071	421,726	367,256

Operating expenses:
Sales and marketing	244,703	242,722	273,552
Research and development	95,195	113,057	197,958
General and administrative	74,245	94,535	111,945
Amortization and write down of intangibles	7,026	10,287	86,606
Restructuring charges	159,727	184,880	109,036
Loss on land and facilities, net	—	887	1,375

Total operating expenses	580,896	646,368	780,472

Operating loss	(337,825)	(224,642)	(413,216)
Loss on investments, net	(10,899)	(36,131)	(17,888)
Interest and other income, net	15,905	20,158	67,371

Loss from continuing operations before income taxes, equity interests and cumulative effect of change in accounting principle	(332,819)	(240,615)	(363,733)
Income tax provision (benefit)	(3,135)	(10,522)	89,919
Equity interest in loss of unconsolidated joint venture	(17,179)	—	—

Loss from continuing operations before cumulative effect of change in accounting principle	(346,863)	(230,093)	(453,652)
Discontinued operations, net of taxes (Note 3)	(2,400)	(8,214)	(142,298)

Loss before cumulative effect of change in accounting principle	(349,263)	(238,307)	(595,950)
Cumulative effect of change in accounting principle	—	(45,447)	—

Net loss	$(349,263)	$(283,754)	$(595,950)

Basic and diluted loss per share:
Continuing operations, before cumulative effect of change in accounting principle	$(0.91)	$(0.64)	$(1.30)
Discontinued operations	(0.01)	(0.02)	(0.41)
Cumulative effect of change in accounting principle	—	(0.13)	—

Net loss	$(0.92)	$(0.79)	$(1.71)

Shares used in computing per share amounts:
Basic and diluted	379,766	360,520	349,489

See notes to consolidated financial statements.

Consolidated Balance Sheets

	May 28, 2004	May 30, 2003
	(In thousands, except par value)
ASSETS
Current assets:
Cash and equivalents	$575,824	$515,848
Short-term investments	807,532	968,740
Accounts receivable, less allowance for doubtful accounts ($16,276 and $22,323 in 2004 and 2003, respectively)	66,372	90,290
Inventories	27,679	27,068
Other current assets	42,270	51,234

Total current assets	1,519,677	1,653,180
Investment in Huawei-3Com joint venture	142,891	—
Property and equipment, net	72,452	248,790
Property and equipment held for sale	42,147	101,283
Deposits and other assets	34,806	43,962
Deferred income taxes	2,937	2,211
Intangible assets, net	5,009	12,035
Goodwill	899	899

Total assets	$1,820,818	$2,062,360

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$80,408	$105,583
Accrued liabilities and other	226,161	233,239
Current portion of debt	—	346

Total current liabilities	306,569	339,168
Deferred revenue and long-term obligations	15,135	4,595
Commitments and contingencies (Notes 12 and 20)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value, 990,000 shares authorized; shares outstanding: 2004—392,738 shares; 2003—367,796 shares	2,262,223	2,138,016
Note receivable from sale of warrants	—	(8,421)
Unamortized stock-based compensation	(2,577)	(1,474)
Retained deficit	(755,244)	(405,981)
Accumulated other comprehensive loss	(5,288)	(3,543)

Total stockholders' equity	1,499,114	1,718,597

Total liabilities and stockholders' equity	$1,820,818	$2,062,360

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

	Common Stock		Treasury Stock					Accumulated Other Comprehensive Income (Loss)
					Note Receivable	Unamortized Stock-based Compensation	Retained Earnings (Deficit)
	Shares	Amount	Shares	Amount					Total
	(In thousands)
Balances, June 1, 2001	365,711	$2,127,803	(21,412)	$(373,661)	$(21,052)	$(9,820)	$771,639	$10,512	$2,505,421
Components of comprehensive income (loss):
Net loss							(595,950)		(595,950)
Change in unrealized gain on available-for-sale securities, net of tax benefit of $1,715								(14,454)	(14,454)
Accumulated translation adjustments								173	173

Total comprehensive loss									(610,231)
Repurchase of common stock			(1,050)	(3,660)					(3,660)
Common stock issued under stock plans, net of cancellations	(262)	(3,752)	14,719	194,980		(1,914)	(139,875)		49,439
Stock-based compensation expense		2,532				6,704			9,236

Balances, May 31, 2002	365,449	2,126,583	(7,743)	(182,341)	(21,052)	(5,030)	35,814	(3,769)	1,950,205
Components of comprehensive income (loss):
Net loss							(283,754)		(283,754)
Change in unrealized gain on available-for-sale securities, net of tax expense of $278								(559)	(559)
Accumulated translation adjustments								785	785

Total comprehensive loss									(283,528)
Repurchase of common stock			(400)	(1,548)					(1,548)
Common stock issued under stock plans, net of cancellations	2,347	9,385	8,143	183,889		(362)	(158,041)		34,871
Stock-based compensation expense		336				3,918			4,254
Collection on note receivable for warrants issued					12,631				12,631
Charge for extension of exercise period of warrant		1,712							1,712

Balances, May 30, 2003	367,796	2,138,016	—	—	(8,421)	(1,474)	(405,981)	(3,543)	1,718,597
Components of comprehensive income (loss):
Net loss							(349,263)		(349,263)
Unrealized loss on available-for-sale securities, net of tax benefit of $193								(2,612)	(2,612)
Net unrealized gain on derivative instruments								141	141
Accumulated translation adjustments								726	726

Total comprehensive loss									(351,008)
Common stock issued under stock plans, net of cancellations	24,942	122,675				(2,252)			120,423
Stock-based compensation expense		1,532				1,149			2,681
Collection on note receivable for warrants issued					8,421				8,421

Balances, May 28, 2004	392,738	$2,262,223	—	$—	$—	$(2,577)	$(755,244)	$(5,288)	$1,499,114

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years ended
	May 28, 2004	May 30, 2003	May 31, 2002
	(In thousands)
Cash flows from operating activities:
Loss from continuing operations, including cumulative effect of change in accounting principle	$(346,863)	$(275,540)	$(453,652)
Adjustments to reconcile loss from continuing operations, including cumulative effect of change in accounting principle to net cash provided by (used in) operating activities:
Loss from discontinued operations	(2,400)	(8,214)	(142,298)
Gain on sale of CommWorks	—	(88,947)	—
Depreciation and amortization	109,407	159,323	257,584
Loss on property and equipment	41,034	129,067	74,442
Write-down of intangibles	2,307	73,251	70,093
Stock-based expense	2,681	5,966	9,236
Loss on investments, net	10,899	36,131	17,888
Deferred income taxes	(533)	3,959	78,396
Equity interest in loss of unconsolidated joint venture	17,179	—	—
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	23,918	56,823	143,770
Inventories	(12,999)	19,611	125,311
Other assets	1,620	22,750	69,698
Accounts payable	(25,175)	(20,320)	(152,212)
Accrued liabilities and other	802	(54,829)	(313,794)
Income taxes receivable/payable	2,803	20,751	76,176

Net cash provided by (used in) operating activities	(175,320)	79,782	(139,362)

Cash flows from investing activities:
Purchase of investments	(908,874)	(1,290,303)	(757,979)
Proceeds from maturities and sales of investments	1,056,097	1,018,439	806,615
Purchase of property and equipment	(16,014)	(25,381)	(351,813)
Proceeds from sale of property and equipment	134,855	81,083	16,213
Proceeds from sale of business, net of transaction costs	—	95,687	—
Investment in Huawei-3Com joint venture	(160,000)	—	—

Net cash provided by (used in) investing activities	106,064	(120,475)	(286,964)

Cash flows from financing activities:
Issuance of common stock	120,423	34,871	49,439
Repurchase of common stock	—	(1,548)	(3,660)
Net borrowings (payments) on line of credit	—	(70,000)	70,000
Repayments of long-term borrowings	—	(97,500)	(7,500)
Net proceeds from issuance of debt	—	—	105,000
Repayments of capital lease obligations	(346)	(1,826)	(766)
Capitalization of deferred financing costs	—	—	(5,165)
Collection of note receivable issued for warrants	8,421	12,631	—
Other, net	—	(45)	63

Net cash provided by (used in) financing activities	128,498	(123,417)	207,411

Effect of rate changes on cash and cash equivalents	734	903	173
Increase (decrease) in cash and equivalents	59,976	(163,207)	(218,742)
Cash and equivalents, beginning of period	515,848	679,055	897,797

Cash and equivalents, end of period	$575,824	$515,848	$679,055

Other cash flow information:
Interest paid	$1,143	$4,492	$2,605
Income tax refunds received, net	5,696	21,778	74,464

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1: Description of Business

3Com Corporation (3Com or the Company) was incorporated on June 4, 1979. A pioneer in the computer networking industry, 3Com provides data and voice networking products and solutions, as well as maintenance and support services, for enterprises and public sector organizations of all sizes. Headquartered in Marlborough, Massachusetts, 3Com has worldwide operations, including sales, marketing, research and development, and customer service and support capabilities.

Note 2: Significant Accounting Policies

Fiscal year.    3Com uses a 52-53 week fiscal year ending on the Friday nearest to May 31. Fiscal years 2002 through 2004 contained 52 weeks.

Use of estimates in the preparation of consolidated financial statements.    The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires 3Com to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales, costs and expenses during the reporting periods. Such management assumptions and estimates include allowances for doubtful accounts receivable, product returns, rebates and price protection; provisions for inventory to reflect net realizable value; estimates of fair value for investments in privately held companies, goodwill and other intangible assets, and properties held for sale; valuation allowances against deferred income tax assets; and accruals for severance costs, product warranty, other liabilities, and income taxes. Actual results could differ from those estimates.

Basis of presentation.    The consolidated financial statements include the accounts of 3Com and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. As discussed in Note 5, 3Com accounts for its investment in the Huawei-3Com Joint Venture by the equity method.

Discontinued operations.    The financial information related to the CommWorks division that was sold during fiscal 2003 is reported as discontinued operations for all periods presented, as discussed in Note 3.

Cash equivalents.    Cash equivalents consist of highly liquid investments in debt securities acquired with a remaining maturity of three months or less.

Short-term investments.    Short-term investments consist of investments in debt securities acquired with maturities exceeding three months but less than three years. 3Com's intent is to hold its investments in debt securities to maturity. However, consistent with Statement of Financial Accounting Standards (SFAS) 115, "Accounting for Certain Investments in Debt and Equity Securities," 3Com has classified all investments in debt securities and all investments in equity securities that have readily determinable fair values as available-for-sale, since the sale of such investments may be required prior to maturity to implement management strategies. Such investments are reported at fair value, with unrealized gains or losses excluded from earnings and included in other comprehensive income (loss), net of applicable taxes. Short-term investments are evaluated quarterly for other than temporary declines in fair value, which are reported in earnings. The cost of investments sold is based on the specific identification method.

Non-marketable equity securities and other investments.    Non-marketable equity securities and other investments consist primarily of direct investments in private companies and investments in limited partnership venture capital funds. Non-marketable equity securities and other investments are accounted for at historical cost or, if 3Com has significant influence over the investee, by the equity method. Cost basis investments are evaluated quarterly for other than temporary declines in fair value, which are reported in earnings. Investments accounted for by the equity method include investments in limited partnership venture capital funds. The net income or loss of limited partnership venture capital funds, and the fair value of the funds are obtained from the funds' most recently issued financial statements. 3Com records its proportionate share of the net income of loss of the funds, and adjustments reflecting changes in the fair value of the funds, in loss on investments, net. Net investment gains and losses recorded as a result of sales of 3Com's investments in the limited partnership venture capital funds are based on the difference between the net sales proceeds and the carrying value of the investment at the time of sale. Generally, in connection with such sales and with the approval of the applicable fund's general partners, 3Com is released from all obligations with respect to future capital calls associated with the investment sold.

Concentration of credit risk.    Financial instruments that potentially subject 3Com to concentrations of credit risk consist principally of cash and equivalents, short-term investments and accounts receivable. For its short-term investments, 3Com maintains a minimum weighted average credit quality of AA and invests in instruments with an investment credit rating of A- and better; also, by policy, the Company limits the amount of credit exposure from any one institution or issuer. 3Com places its investments for safekeeping with a high-credit-quality financial institution.

For each of the three fiscal years in the period ended May 28, 2004, and as of May 28, 2004 and May 30, 2003, 3Com had two significant customers. One customer accounted for 20 percent of total sales in fiscal year 2004, 21 percent of total sales in fiscal year 2003, and 18 percent of total sales in fiscal year 2002. This customer also accounted for 22 percent of total accounts receivable as of May 28, 2004 and May 30, 2003, respectively. The second customer accounted for 13 percent of total sales in fiscal 2004, 12 percent of total sales in fiscal 2003, and ten percent of total sales in fiscal year 2002. The second customer also accounted for 13 percent and 14 percent of total accounts receivable as of May 28, 2004 and May 30, 2003, respectively.

Inventories.    Inventories are stated at the lower of standard cost, which approximates cost, or net realizable value. Cost is determined on a first-in, first-out basis.

Property and equipment.    Property and equipment is stated at cost, with the exception of assets classified as held for sale, which are stated at the lower of cost or net realizable value. Equipment under capital leases is stated at the lower of fair market value or the present value of the minimum lease payments at the inception of the lease. 3Com capitalizes eligible costs related to the application development phase of software developed internally or obtained for internal use. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets, which range from three to five years; the amounts charged to amortization expense were $1.1 million, $9.7 million, and $5.9 million in fiscal years 2004, 2003, and 2002, respectively.

Long-lived assets.    The carrying value of long-lived assets is evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, is less than the carrying value of the asset. Impairment is measured as the amount by which the carrying amount exceeds the fair value. Impairments of long-lived assets are discussed more fully in Recent accounting pronouncements below and Note 9.

Depreciation and amortization.    Depreciation and amortization are computed over the shorter of the estimated useful lives, lease, or license terms on a straight-line basis. Estimated useful lives generally are 2-15 years, except for buildings for which the useful lives are 25-40 years. Purchased technology is amortized over estimated useful lives that generally are 2-7 years. As discussed in Recent accounting pronouncements below, 3Com adopted SFAS 142 effective June 1, 2002 and discontinued the amortization of indefinite-life assets.

Revenue recognition.    3Com recognizes product revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and Staff Accounting Bulletin No. 104, "Revenue Recognition." Specifically, product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and risk of loss has passed to the customer, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where the customer specifies final acceptance of the product or service, revenue and related costs are deferred until all acceptance criteria have been met. For sales of products that contain software that is marketed separately, 3Com applies the provisions of AICPA Statement of Position 97-2 "Software Revenue Recognition," as amended.

Certain of 3Com's sales are made to distributors and resellers through a two-tier distribution channel. Revenue related to such sales is reduced for allowances for product returns, price protection, rebates and other offerings established in 3Com's sales agreements. 3Com allows for product return rights that are generally limited to a percentage of sales over a one to three month period.

Sales of services, including professional services, system integration, project management, and training, are recognized upon delivery and completion of performance. Other service revenue, such as that related to maintenance and support contracts, is recognized ratably over the contract term, provided that all other revenue recognition criteria have been met. Royalty revenue from technology licensing is recognized as earned.

For arrangements that involve multiple elements, such as sales of products that include maintenance or installation services, revenue is allocated to each respective element based on its relative fair value and recognized when the revenue recognition criteria for each element have been met. 3Com uses the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and objective and reliable evidence of the fair value of all the undelivered elements exits. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue for the delivered elements, provided that all other revenue recognition criteria have been met. If objective and reliable evidence of fair value of one or more undelivered elements does not exist, revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

Product Warranty.    3Com provides limited warranty on 3Com products for periods ranging from 90 days to the lifetime of the product, depending upon the product. The warranty generally includes parts, labor and service center support. 3Com estimates the costs that may be incurred under its warranty obligations and records a liability in the amount of such costs at the time revenue is recognized. Factors that affect 3Com's warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. 3Com periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Advertising.    Costs associated with cooperative advertising programs are estimated and expensed at the time the related sales are recognized. All other advertising costs are expensed as incurred.

Restructuring Charges.    In recent fiscal years, 3Com has undertaken several initiatives involving significant changes in its business strategy and cost structure. In connection with these initiatives, 3Com has recorded significant restructuring charges, as more fully described in Note 4. Generally, costs associated with an exit or disposal activity are recognized when the liability is incurred. Costs related to employee separation arrangements requiring future service beyond a specified minimum retention period are recognized over the future service period.

Foreign currency translation.    The majority of 3Com's foreign operations have the local currency as the functional currency; however, the majority of sales transactions are denominated in U.S. dollars. For foreign operations with the local currency as the functional currency, local currency denominated assets and liabilities are translated at the year-end exchange rates, and revenue, costs and expenses are translated at the average exchange rates during the year. Gains or losses resulting from foreign currency translation are included as a component of other comprehensive income (loss) in the consolidated balance sheet. For foreign operations with the U.S. Dollar as the functional currency, foreign currency denominated assets and liabilities are remeasured at the year-end exchange rates except for inventories, prepaid expenses, and property and equipment, which are remeasured at historical exchange rates. Foreign currency denominated revenue, costs and expenses are recorded at the average exchange rates during the year, except for costs and expenses related to items such as inventories and property and equipment, which are remeasured using historical exchange rates. Gains or losses resulting from foreign currency remeasurement are included in interest and other income, net, in the consolidated statement of operations.

3Com enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, these contracts are marked to market, and market value changes are expensed in the current period in interest and other income, net. In addition, 3Com enters into foreign exchange forward contracts to hedge exposures related to anticipated foreign currency cash flows. These contracts, designated as cash flow hedges, also are marked to market. The gain or loss from the effective portion of the hedge is reported initially as a component of other comprehensive income (loss) in the consolidated balance sheet; subsequently, the gain or loss is reclassified and reported in the consolidated statement of operations in the same period or periods and manner as the hedged transaction. The gain or loss from the ineffective portion of the hedge is recognized in interest and other income, net, during the period of change.

Net foreign currency gains (losses) included in interest and other income, net, were $(0.9) million, zero, and $0.2 million for the years ended May 28, 2004, May 30, 2003, and May 31, 2002, respectively.

Stock-based compensation.    3Com accounts for its employee stock option grants and employee stock purchase plan by the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees," as described more fully in Note 13. The following table illustrates the pro forma effect on 3Com's reported net loss and net loss per share of applying the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation (in thousands, except per share amounts):

	Years ended
	May 28, 2004	May 30, 2003	May 31, 2002
Net loss as reported	$(349,263)	$(283,754)	$(595,950)
Add stock-based compensation included in reported net loss	2,681	4,254	9,236
Deduct total stock-based compensation determined by the fair value-based method, net of tax	(19,041)	(25,235)	(75,175)

Pro forma net loss	$(365,623)	$(304,735)	$(661,889)

Net loss per share:
As reported—basic and diluted	$(0.92)	$(0.79)	$(1.71)
Pro forma—basic and diluted	(0.96)	(0.85)	(1.89)

For purposes of this pro forma disclosure, it is assumed that the estimated fair value of an option is amortized to expense over the option's vesting period.

Net loss per share.    Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of employee stock options, warrants, and restricted stock, and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss.

Recent accounting pronouncements:    In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. In addition, SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and other indefinite-lived intangible assets that arise due to the initial application of SFAS 142 are to be reported as a change in accounting principle. In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

3Com adopted SFAS 142 and SFAS 144 effective June 1, 2002. At the time of adoption, 3Com ceased amortization of net goodwill totaling $66.5 million, which included $0.7 million of acquired workforce intangible assets previously classified as purchased intangible assets. In the first quarter of fiscal 2003, 3Com completed the first phase of the SFAS 142 analysis, which indicated that an impairment may have existed for the goodwill associated with both its continuing operations and its discontinued CommWorks operations. In the second quarter of fiscal 2003, 3Com completed the transitional goodwill impairment evaluation and recorded a charge totaling $65.6 million effective June 1, 2002; of this amount, $45.4 million was reported as the cumulative effect of a change in accounting principle and $20.2 million was reported in discontinued operations. The remaining recorded goodwill after this impairment charge was $0.9 million. A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of amortization of goodwill and acquired workforce is provided below (in thousands, except per share amounts):

	Years ended
	May 28, 2004	May 30, 2003	May 31, 2002
Reported net loss	$(349,263)	$(283,754)	$(595,950)
Add back amortization of goodwill and acquired workforce	—	—	31,813

Adjusted net loss	$(349,263)	$(283,754)	$(564,137)

Reported net loss per share—basic and diluted	$(0.92)	$(0.79)	$(1.71)
Add back amortization of goodwill and acquired workforce	—	—	0.10

Adjusted net loss per share—basic and diluted	$(0.92)	$(0.79)	$(1.61)

As discussed in Note 9, the carrying value of intangible assets with finite lives was approximately $5.0 million as of May 28, 2004. These assets continue to be amortized over their estimated useful lives.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that the liability initially should be measured and reported at fair value, and that employee benefit arrangements requiring future service beyond a "minimum retention period" should be recognized over the future service period. 3Com adopted the provisions of SFAS 146 for exit or disposal activities that were initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on 3Com's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. 3Com adopted the provisions of FIN 45 for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on 3Com's financial position or results of operations.

In November 2002, the FASB Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 is effective for fiscal periods beginning after June 15, 2003; for 3Com, EITF 00-21 became effective for the second quarter of fiscal 2004. 3Com's historical revenue recognition policies and practices conform to the requirements of EITF 00-21 and, thus, the adoption of EITF 00-21 did not have a material impact on 3Com's financial position or results of operations.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends SFAS 123, "Accounting for Stock-Based Compensation." SFAS 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects an entity's accounting policy decisions with respect to stock-based employee compensation on reported net income in both annual and interim periods. 3Com adopted the disclosure requirements of SFAS 148 effective March 1, 2003 and continues to account for stock based compensation under APB Opinion 25 and related interpretations. The adoption of the disclosure requirements of SFAS 148 did not have a material impact on 3Com's financial position or results of operations.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". FIN 46 establishes accounting guidance for consolidation of a variable interest entity, formerly referred to as a special purpose entity. In December 2003, the FASB issued FIN 46(R), which deferred the effective date of FIN 46 for certain variable interest entities created before February 1, 2003 to the first interim or annual reporting period that ends after March 15, 2004. 3Com has determined that FIN 46 and FIN 46(R) are not applicable to any of its investments.

In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). SAB 104 clarifies existing guidance regarding revenue recognition for contracts that contain multiple deliverables to make it consistent with EITF No. 00-21. As indicated above, 3Com's revenue recognition policies and practices conform to the requirements of EITF 00-21.

Note 3: Discontinued Operations

On March 4, 2003, 3Com entered into an agreement (Asset Purchase Agreement) to sell selected assets and liabilities of the CommWorks division to UTStarcom, Inc. (UTStarcom) in exchange for $100.0 million in cash, subject to certain closing adjustments. On May 23, 2003, 3Com completed the sale pursuant to the terms of the Asset Purchase Agreement. As a result, 3Com reported the CommWorks division as a discontinued operation beginning in the fourth quarter of fiscal 2003 and restated all prior periods presented on a comparative basis. The sale of the CommWorks division generated net cash proceeds of approximately $95.7 million, reflecting transaction costs of $4.3 million.

Following is a breakdown of amounts related to the CommWorks division included in the caption "Discontinued operations" in the consolidated statements of operations (in thousands):

	Years ended
	May 28, 2004	May 30, 2003	May 31, 2002
Loss from operations (net of tax benefit of $0, $1,521 and $1,380 in 2004, 2003 and 2002, respectively)	$(2,400)	$(80,022)	$(142,298)
Gain on sale (net of tax provision of $17,139 in 2003)	—	71,808	—

Total	$(2,400)	$(8,214)	$(142,298)

The loss from operations in fiscal 2004 resulted from adjustments to previous estimates of liabilities related to the sale of the CommWorks division. The loss from operations in fiscal 2003 and 2002 reflected sales of $112.7 million and $219.0 million, respectively, and restructuring charges specific to the CommWorks division of $17.8 million and $58.4 million, respectively. Restructuring charges in fiscal 2003 consisted primarily of severance and outplacement costs; such charges in fiscal 2002 consisted primarily of facilities-related expenses associated with the Mount Prospect, Illinois facility that was associated with CommWorks' operations and severance and outplacement costs. Additionally, as discussed in Note 2, the adoption of SFAS 142 resulted in a write-off of goodwill that arose from acquisitions related to CommWorks' operations, resulting in a charge of $20.2 million that was recorded in loss from discontinued operations in fiscal 2003.

Note 4: Restructuring Charges

In recent fiscal years, 3Com has undertaken several initiatives involving significant changes in its business strategy and cost structure.

In fiscal 2001, 3Com announced and began a broad restructuring of its business to enhance the focus and cost effectiveness of its business units in serving their respective markets. These restructuring efforts continued through fiscal 2002. The Company took the following specific actions in fiscal 2001 and 2002 (the "Fiscal 2001 and 2002 Actions"): it organized around independent businesses that utilized shared central services; it exited product lines; it outsourced the manufacturing of certain high volume server, desktop and mobile connectivity products in a contract manufacturing arrangement; it implemented a reduction in workforce; and it consolidated its real estate facilities and made plans to sell excess facilities.

As a result of further revenue declines and net losses, 3Com took additional restructuring actions in fiscal 2003 (the "Fiscal 2003 Actions"). The Company announced the integration of the support infrastructure of two of its business units to leverage a common infrastructure in order to drive additional costs out of the business. In addition, the Company entered into an agreement to outsource certain information technology (IT) functions, reduced its workforce, and continued to consolidate and dispose of excess facilities.

In response to continuing revenue declines and net losses, 3Com took additional measures to reduce costs in fiscal 2004 (the "Fiscal 2004 Actions"). These actions included reductions in workforce, outsourcing of the Company's remaining manufacturing operations in Dublin, Ireland, and continuing efforts to consolidate and dispose of excess facilities.

Restructuring charges related to these various initiatives in fiscal 2004, 2003, and 2002 were $159.7 million, $184.9 million, and $109.0 million, respectively. Such charges were net of credits of $8.0 million, $2.8 million and $6.5 million for fiscal 2004, 2003, and 2002, respectively, related primarily to revisions of previous estimates of employee separation expenses. The credit in fiscal 2004 also reflected adjustments that resulted from settlement of obligations related to outsourcing of manufacturing operations in Dublin at amounts less than originally estimated.

Accrued liabilities associated with restructuring charges are included in the caption "Accrued liabilities and other" in the accompanying consolidated balance sheets. These liabilities are classified as current because 3Com intends to satisfy such liabilities in cash within the next 12 months.

Fiscal 2004 Actions

The following table provides a summary of the components of accrued restructuring charges related to restructuring actions initiated in fiscal 2004 and the ending balances of the associated accrued liabilities as of May 28, 2004 (in thousands):

	Employee Separation Expense	Long-term Asset Write-downs	Facilities- related Charges	Other Restructuring Costs	Total
Balance at May 30, 2003	$—	$—	$—	$—	$—
Provision	59,170	2,052	89,702	1,165	152,089
Payments and non-cash charges	(53,641)	(2,052)	(89,172)	(1,165)	(146,030)

Balance at May 28, 2004	$5,529	$—	$530	$—	$6,059

Employee separation expenses include severance pay, outplacement services, medical, and other related benefits. The reduction in workforce affected employees involved in sales and marketing, customer support, manufacturing, research and development, and general and administrative functions. Through May 28, 2004, the total reduction in workforce associated with actions initiated during fiscal 2004 included approximately 1,200 employees who had been separated or were currently in the separation process, and approximately 100 additional employees who had been notified but had not yet worked their last day. Also, through May 28, 2004, total separation payments associated with actions initiated during fiscal 2004 were approximately $52.5 million.

Long-term asset write-downs were associated with assets that no longer support 3Com's continuing operations. The provision of $2.1 million was related to capitalized software licenses with no future benefit ($0.7 million) and leasehold improvements in vacated facilities ($1.4 million).

Facilities-related charges included write-downs and accelerated depreciation of properties, including properties that were classified as held for sale prior to fiscal 2004, as well as expenses related to lease terminations. In fiscal 2004, 3Com recorded $89.7 million in facilities-related charges, including $47.7 million for impairment and accelerated depreciation of a Santa Clara, California facility due to 3Com's plan to vacate the facility and move to a smaller Santa Clara facility already owned, offset by a $0.4 million gain on the sale of this vacated facility later in fiscal 2004; $25.1 million for impairment and accelerated depreciation of the Dublin manufacturing facility; $11.2 million for write-down and $1.4 million for loss on the sale of certain other Santa Clara properties; $1.1 million for loss on the sale of its Rolling Meadows, Illinois facility; $2.7 million related to fair value adjustments of properties classified as held for sale prior to fiscal 2004; and $0.9 million related to estimated lease termination costs.

Other restructuring costs of $1.2 million included payments to suppliers and contract breakage fees. 3Com expects to complete any remaining activities related to restructuring actions initiated in fiscal 2004 during fiscal 2005.

Fiscal 2003 Actions

The following table provides a summary of the components of accrued restructuring charges related to restructuring actions initiated in fiscal 2003, together with changes in the accrued amounts during fiscal

2003 and fiscal 2004, and the ending balances of the associated accrued liabilities as of May 30, 2003 and May 28, 2004 (in thousands):

	Employee Separation Expense	Long-term Asset Write-downs	Facilities- related Charges	Other Restructuring Costs	Total
Balance at May 31, 2002	$—	$—	$—	$—	$—
Provision	20,531	3,566	151,385	475	175,957
Payments and non-cash charges	(16,014)	(3,566)	(149,044)	(475)	(169,099)

Balance at May 30, 2003	4,517	—	2,341	—	6,858
Provision (benefit)	(39)	—	1,681	—	1,642
Payments and non-cash charges	(4,478)	—	(1,456)	—	(5,934)

Balance at May 28, 2004	$—	$—	$2,566	$—	$2,566

Employee separation expenses include severance pay, outplacement services, medical, and other related benefits. The reduction in workforce affected employees involved in sales, customer support, product development, and general and administrative positions.

Long-term asset write-downs were associated with assets that no longer support 3Com's continuing operations. The provision of $3.6 million was related primarily to disposal of computer equipment in connection with the outsourcing of certain IT operations ($1.9 million), and leasehold improvements in vacated facilities ($1.3 million).

Facilities-related charges included accelerated depreciation of buildings, write-downs of land and buildings held for sale, a loss on the sale of a facility, and lease terminations. In fiscal 2003, 3Com recorded a charge of $151.4 million relating to these items, consisting of $85.4 million for write downs of facilities located in Rolling Meadows, Santa Clara, Ireland, and the U.K.; accelerated depreciation of $34.3 million on certain Santa Clara facilities; a $29.4 million loss on the sale of its Marlborough, facility; and lease terminations costs of $2.3 million. Included in the $85.4 million of write-downs of facilities are charges related to assets classified as held for sale during fiscal 2003, and additional write-downs on assets that were classified as held for sale as of May 31, 2002 as a result of further deterioration in the real estate market during fiscal 2003. In fiscal 2004, 3Com recorded a charge of $1.7 million related primarily to lease obligations for vacated facilities in Salt Lake City, Utah.

3Com expects to complete any remaining activities related to restructuring actions initiated in fiscal 2003 during fiscal 2005.

Fiscal 2001 and 2002 Actions

Components of accrued restructuring charges associated with the cost reduction actions that were initiated in fiscal 2001 and 2002 were as follows (in thousands):

	Employee Separation Expense	Long-term Asset Write-downs	Facilities- related Charges	Other Restructuring Costs	Total
Balance at June 1, 2001	$39,902	$—	$—	$1,782	$41,684
Provision	43,356	13,636	47,824	4,379	109,195
Payments and non-cash charges	(78,305)	(13,636)	(42,470)	(2,714)	(137,125)

Balance at May 31, 2002	4,953	—	5,354	3,447	13,754
Provision (benefit)	(337)	3,064	6,196	—	8,923
Payments and non-cash charges	(4,616)	(3,064)	(5,170)	(2,216)	(15,066)

Balance at May 30, 2003	—	—	6,380	1,231	7,611
Provision	—	1,317	4,662	17	5,996
Payments and non-cash charges	—	(1,317)	(4,319)	(1,166)	(6,802)

Balance at May 28, 2004	$—	$—	$6,723	$82	$6,805

Employee separation expenses include severance pay, outplacement services, medical, and other related benefits. The reduction in workforce affected employees involved in sales, customer support, manufacturing and logistics, product development, and general and administrative functions.

Long-term asset write-downs were associated with assets that no longer support 3Com's continuing operations. Fiscal 2002 charges were $13.6 million, primarily for manufacturing and engineering equipment. Fiscal 2003 and 2004 charges were $3.1 million and $1.3 million, respectively, primarily for manufacturing and engineering equipment sold at a price below the Company's original estimates.

Facilities-related charges included accelerated depreciation of buildings, write-downs of land and buildings held for sale, losses on sales of facilities, and lease terminations. In fiscal 2002, 3Com recorded $47.8 million in facilities-related charges, including $24.4 million for write downs of land and buildings held for sale in Santa Clara and Mount Prospect, Illinois; a $13.2 million loss on the sale of the Singapore manufacturing facility; and approximately $10.2 million for other facilities-related charges. In fiscal 2003 and 2004, 3Com recorded charges of $6.2 million and $4.7 million, respectively, related to lease obligations for vacated facilities.

Other restructuring costs included payments to suppliers and contract breakage fees. In fiscal 2002, 3Com recorded an additional provision of $4.4 million. Total payments made in fiscal 2002, 2003 and 2004 were $2.7 million, $2.2 million, and $1.2 million, respectively.

3Com expects to complete any remaining actions related to restructuring actions initiated in fiscal 2001 and 2002 during fiscal 2005.

Note 5: Investment in Unconsolidated Joint Venture

On November 17, 2003, 3Com formed the Huawei-3Com Joint Venture (H-3C) with a subsidiary of Huawei Technologies, Ltd. (Huawei). H-3C is domiciled in Hong Kong, and has its principal operating centers in Hangzhou and Beijing, China. At the time of formation, 3Com contributed cash of $160.0 million, assets related to its operations in China and Japan with a carrying value of $0.1 million, and licenses related to certain intellectual property in exchange for 49 percent of the outstanding common shares of H-3C. 3Com recorded its initial investment in H-3C at $160.1 million, reflecting 3Com's carrying value for the assets contributed in exchange for the common shares received. Huawei contributed assets valued at $178.2 million in exchange for a 51 percent ownership interest; Huawei's contributed assets included its enterprise networking business assets, including Local Area Network (LAN) switches and routers; engineering, sales, marketing resources and personnel; and licenses to its related intellectual property. Two years after formation of H-3C, 3Com has the one-time option to purchase an additional two percent ownership interest from Huawei for an amount not to exceed $28 million. Three years after formation of H-3C, 3Com and Huawei each have the right to purchase all of the other partner's ownership interest through a bid process.

3Com accounts for its investment in H-3C by the equity method. Under this method, 3Com records its proportionate share of H-3C's net income or loss based on the most recently available quarterly financial statements of H-3C. Since H-3C has adopted a calendar year basis of reporting, 3Com has reported its equity in H-3C's net loss for H-3C's fiscal period from the date of formation (November 17, 2003) through March 31, 2004 in 3Com's results of operations for fiscal 2004. 3Com's proportionate share of the reported loss from operations for the period from the date of formation to March 31, 2004 was $4.6 million, and is included in 3Com's results of operations for fiscal 2004 under the caption "Equity interest in loss of unconsolidated joint venture." Also, at the time of formation of H-3C, 3Com recorded a charge of $12.6 million representing 3Com's ownership share (49 percent) of the value attributed to in-process technology contributed to H-3C by Huawei that had not yet reached technological feasibility and had no alternative future use. This charge also was included in 3Com's results of operations for fiscal 2004 under the caption "Equity interest in loss of unconsolidated joint venture." For fiscal 2004, 3Com's total reported loss related to H-3C was $17.2 million. Prospectively, 3Com will continue to report its equity in H-3C's net income or loss based on H-3C's most recent financial statements, two months in arrears.

Summarized information from the balance sheet and statement of operations for H-3C as of and for the period ended March 31, 2004, and as of the date of its formation on November 17, 2003 were as follows (in thousands):

	March 31, 2004	November 17, 2003
Current assets	$242,904	$160,000
Non-current assets	199,605	204,088
Current liabilities	86,825	—
Sales	61,508	—
Gross margin	23,182	—
Net loss	34,086	—

In determining 3Com's share of the net loss of H-3C for the fiscal period ended March 31, 2004, certain adjustments were made to H-3C's financial statements. These adjustments included the deferral of profit for products sold to 3Com that remained in 3Com's inventory as of the end of March 31, 2004, as well as the elimination of expense for the amortization of intangible assets that 3Com contributed to H-3C at the time of formation. After such adjustments, 3Com recorded a loss of $4.6 million as its share of H-3C's net loss for H-3C's fiscal period from the date of formation through March 31, 2004; this loss is included in 3Com's results of operations for fiscal 2004 under the caption "Equity interest in loss of unconsolidated joint venture."

3Com and H-3C are parties to agreements for the sale of certain products from 3Com to H-3C as well as from H-3C to 3Com. In addition, 3Com provides certain services to H-3C related to warranty for its products sold to H-3C, as well as information technology services. During fiscal 2004, 3Com recorded sales to H-3C of approximately $6.4 million and made purchases of approximately $9.7 million. As of May 28, 2004, 3Com had deferred approximately $1.1 million of sales made to H-3C that had not yet been shipped to H3-C's end customer. Also, as of May 28, 2004, 3Com had trade receivables and payables with H-3C of approximately $2.1 million and $2.7 million, respectively, which are included in the captions "Accounts receivable" and "Accounts payable," respectively, in the accompanying consolidated balance sheet. Also, as of May 28, 2004, 3Com had an additional receivable from H-3C of approximately $0.7 million related to amounts due in reimbursement of costs paid on H-3C's behalf; this receivable is included in the caption "Other current assets" in the accompanying consolidated balance sheet.

Note 6: Investments

Available-for-sale securities consist of (in thousands):

	May 28, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State and municipal securities	$47,747	$—	$(278)	$47,469
U.S. Government and agency securities	146,355	6	(436)	145,925
Corporate debt securities	615,358	11	(1,231)	614,138

Short-term investments	809,460	17	(1,945)	807,532
Publicly traded corporate equity securities	213	202	(6)	409

Total	$809,673	$219	$(1,951)	$807,941

	May 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State and municipal securities	$19,558	$17	$—	$19,575
U.S. Government and agency securities	292,118	455	(30)	292,543
Corporate debt securities	655,879	785	(42)	656,622

Short-term investments	967,555	1,257	(72)	968,740
Publicly traded corporate equity securities	729	—	(475)	254

Total	$968,284	$1,257	$(547)	$968,994

The total cost and carrying value of corporate equity securities consist of (in thousands):

	May 28, 2004
	Initial Cost	Carrying Value
Investments in limited partnership venture capital funds	$18,495	$13,935
Direct investments in private companies	37,149	2,591

Total private equity investments	55,644	16,526
Publicly traded corporate equity securities		409

Total corporate equity securities		$16,935

	May 30, 2003
	Initial Cost	Carrying Value
Investments in limited partnership venture capital funds	$19,017	$10,950
Direct investments in private companies	46,986	21,286

Total private equity investments	66,003	32,236
Publicly traded corporate equity securities		254

Total corporate equity securities		$32,490

Gross unrealized losses as of May 28, 2004 relate to securities owned less than 12 months. Such unrealized losses were the result of declining market interest rates. As 3Com intends to hold such securities to maturity, the Company expects to realize the amortized cost of the securities.

Publicly traded corporate equity securities are included in other current assets. Private equity instruments are included in deposits and other assets.

During the fiscal year ended May 28, 2004, publicly traded corporate equity securities and investments in limited partnership venture capital funds were sold for proceeds of $9.0 million. Net realized losses on investments of $10.9 million were recorded during fiscal 2004, composed of $5.2 million of net gains realized on sales of publicly traded equity securities and investments in limited partnership venture capital funds, and $16.1 million of net losses recognized due to fair value adjustments of investments in limited partnership venture capital funds and impairments of investments in private companies whose declines in value have been determined to be other than temporary.

During the fiscal year ended May 30, 2003, publicly traded corporate equity securities and investments in limited partnership venture capital funds were sold for proceeds of $9.2 million. Net realized losses on investments of $36.1 million were recorded during fiscal 2003, composed of $7.4 million of net losses realized on sales of publicly traded equity securities and investments in limited partnership venture capital funds, and $28.7 million of net losses recognized due to fair value adjustments of investments in limited partnership venture capital funds and impairments of investments in private companies whose declines in value have been determined to be other than temporary.

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

The contractual maturities of available-for-sale debt securities at May 28, 2004 are as follows (in thousands):

	Amortized Cost	Fair Value
Within one year	$675,510	$674,686
Between one year and two years	133,950	132,846

Total	$809,460	$807,532

Note 7: Inventories

Inventories consist of (in thousands):

	May 28, 2004	May 30, 2003
Finished goods	$25,869	$15,891
Work-in-process	485	3,228
Raw materials	1,325	7,949

Total	$27,679	$27,068

Note 8: Property and Equipment

Property and equipment, net, consists of (in thousands):

	May 28, 2004	May 30, 2003
Land	$15,964	$54,001
Buildings and improvements	29,727	210,476
Machinery and equipment	206,099	345,031
Software	105,943	148,823
Furniture and fixtures	26,880	54,690
Leasehold improvements	10,274	34,321
Construction in progress	1,664	2,988

Total	396,551	850,330
Accumulated depreciation and amortization	(324,099)	(601,540)

Property and equipment, net	$72,452	$248,790

Property and equipment held for sale as of May 28, 2004 totaled $42.1 million, net and included land, buildings, and equipment related to facilities in Ireland and the U.K. Property and equipment held for sale as of May 30, 2003 totaled $101.3 million, net and included land, buildings, and equipment related to facilities in Santa Clara, Ireland, and the U.K.

Significant property and equipment transactions

For the Year Ended May 28, 2004.    In the first quarter of fiscal 2004, 3Com sold its 511,000 square foot office and research and development facility in Rolling Meadows. Net proceeds from the sale were $35.8 million, resulting in a loss on the sale of $1.1 million that was recorded in restructuring charges in the first quarter of fiscal 2004. As part of the terms of the transaction, 3Com entered into an agreement to lease back approximately 43,000 square feet of space at then-prevailing market rates. This property was not classified as held for sale as of May 30, 2003 due to 3Com's intention to lease back a portion of the facility.

As a result of 3Com's workforce reductions and relocation of its headquarters from Santa Clara to Marlborough during fiscal 2004, 3Com had excess office space in several buildings it owned in Santa Clara. During the first quarter of fiscal 2004, 3Com decided to consolidate its office space and relocate from its current locations into a smaller, vacant facility that was classified as held for sale as of May 30, 2003, and had a carrying value of $10.1 million. Due to this decision, 3Com reclassified this previously held for sale facility as held for use. No impairment charge was recorded as a result of this reclassification because the carrying value of the facility, which reflected fair value, was less than what the net book value would have been had depreciation continued on the facility during the period it was classified as held for sale.

In the second quarter of fiscal 2004, 3Com sold certain properties in Santa Clara that were classified as held for sale as of May 30, 2003. These properties, consisting of approximately 876,000 square feet of office and manufacturing space and related furniture and fixtures, previously had been used by 3Com in its administrative, customer service, research and development, and manufacturing activities. Net proceeds from the sale were $62.4 million, resulting in a loss on the sale of $1.4 million that was recorded in restructuring charges in fiscal 2004. Prior to the sale, 3Com had also recorded impairment charges of $11.2 million as restructuring charges during fiscal 2004 related to this property, as discussed in Note 4.

In the fourth quarter of fiscal 2004, 3Com sold certain properties in Santa Clara that were not classified as held for sale as of May 30, 2003. These properties, consisting of approximately 306,000 square feet of office and manufacturing space and related furniture and fixtures, previously had been used by 3Com in its administrative, customer service, research and development, and manufacturing activities. As a result of 3Com's decision during fiscal 2004 to vacate and sell this property, 3Com recorded $47.7 million in accelerated depreciation and impairment charges, which were recorded as restructuring charges, as discussed in Note 4. Net proceeds from the sale were $34.5 million, resulting in a gain on the sale of $0.4 million that was recorded in restructuring charges in fiscal 2004.

For the Year Ended May 30, 2003.    In the first quarter of fiscal 2003, 3Com sold its 639,000 square foot manufacturing and office facility in Mount Prospect that was classified as held for sale as of May 31, 2002. The estimated net realizable value of this property as of May 31, 2002 was $17.4 million. Net proceeds from the sale were $17.8 million, resulting in a $0.4 million credit that was recorded in discontinued operations in fiscal 2003. Additionally, as a portion of 3Com's term loan was collateralized by the Mount Prospect facility, 3Com repaid approximately $7.5 million of the term loan balance with the proceeds of this sale as was required under the terms of the financing agreement.

In the second quarter of fiscal 2003, 3Com sold its 185,000 square foot office and research and development facility in Salt Lake City that was classified as held for sale prior to the inception of its restructuring programs. Net proceeds from the sale were $4.2 million, and 3Com recorded a $0.9 million net loss relating to this property in fiscal 2003 in loss on land and facilities, net. Since this facility was classified as held for sale prior to the inception of 3Com's restructuring programs, the net losses associated with it were not the result of restructuring actions and were not recorded as a part of restructuring charges.

Also in the second quarter of fiscal 2003, 3Com sold its 550,000 square foot Marlborough property, and has leased back approximately 168,000 square feet of the property at prevailing market rates. Net proceeds from the sale were $56.6 million, resulting in a loss of $29.4 million that was recorded in restructuring charges in fiscal 2003.

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

In fiscal 2002, 3Com recorded an impairment charge of $1.4 million relating to its Salt Lake City facility in loss on land and facilities, net.

Note 9: Intangible Assets, Net

Intangible assets, net, consist of (in thousands):

	May 28, 2004	May 30, 2003
Intangible assets, gross	$37,156	$43,050
Accumulated amortization	(32,147)	(31,015)

Total intangible assets, net	$5,009	$12,035

During fiscal 2004, 3Com recorded an impairment of intangible assets, consisting mainly of core and developed technology associated with its acquisition of the Gigabit Ethernet network interface card business of Alteon Websystems (Alteon) in fiscal 2001. 3Com determined the amount of the impairment by comparing the carrying value of the intangible assets against the fair value, which was estimated as the present value of expected future net cash flows discounted at a rate of ten percent per year. The impairment resulted from reduced revenue and gross margin projections as compared to the initial projections at the time of the acquisition, due to the earlier-than-expected discontinuance of an acquired product. As a result of the impairment analysis, 3Com recorded a write down of $1.9 million in the caption "Amortization and write down of intangibles" in the consolidated statements of operations for the year ended May 28, 2004.

During both fiscal 2004 and 2003, 3Com recorded impairments of intangible assets, consisting mainly of core and developed technology associated with its acquisition of NBX Corporation (NBX). 3Com determined the amount of the impairments by comparing the carrying values of the intangible assets against the fair values, which were estimated as the present value of expected future net cash flows; the discount rates assumed for these analyses during fiscal 2004 and 2003 were ten percent and 14 percent, respectively. During fiscal 2004, the impairment resulted primarily from reduced revenue projections overall, as well as a lower percentage of projected revenue coming from existing technology. During fiscal 2003, the impairment resulted from significantly reduced revenue projections as compared to the initial projections that existed at the date of acquisition, reflecting both lower projected market growth and a lower percentage of projected revenue coming from existing technology. As a result of these analyses, 3Com recorded write downs of $0.4 million and $3.2 million in the caption "Amortization and write down of intangibles" in the consolidated statements of operations for the years ended May 28, 2004 and May 30, 2003, respectively.

In fiscal 2003, as discussed in Note 2, 3Com wrote off indefinite-lived intangible assets with a carrying value of $45.4 million, net upon the adoption of SFAS 142 as a change in accounting principle effective June 1, 2002. These charges included a $12.1 million write off of indefinite-lived intangible assets that arose from the acquisition of Nomadic Technologies, and an additional $33.3 million write off of indefinite-lived intangible assets that arose from the NBX acquisition.

In fiscal 2002, 3Com determined that lower than anticipated revenue growth resulted in an impairment of the goodwill and developed product technology that arose from the Alteon acquisition described above. As a result of the analysis, all of the goodwill and a portion of the developed technology were written down $50.9 million to fair value, which was estimated using discounted future cash flows. The impairment charge was included in amortization and write down of intangibles in the consolidated statement of operations.

3Com also recorded impairments of intangible assets related to its discontinued operations. In fiscal 2003, upon the adoption of SFAS 142, 3Com wrote off net remaining indefinite-lived intangible assets related to discontinued operations of $20.2 million. In addition, in fiscal 2003 and fiscal 2002, 3Com recorded impairments of goodwill, core and existing technology, and customer relationships, which were mainly the results of significantly reduced revenue projections as compared to the initial projections that existed at the date of acquisition due primarily to the overall economic downturn in the telecommunications sector. As a result of its analyses, 3Com recorded impairments of $4.5 million and $19.2 million in fiscal 2003 and 2002, respectively. All of these charges are included in the caption "Discontinued operations" in the consolidated statement of operations.

Based on the carrying value of 3Com's intangible assets as of May 28, 2004, remaining amortization is expected to be $3.3 million in fiscal 2005 and $1.7 million in fiscal 2006.

Note 10: Accrued Liabilities and Other

Accrued liabilities and other consist of (in thousands):

	May 28, 2004	May 30, 2003
Accrued payroll and related expenses	$37,995	$48,333
Accrued product warranty	43,825	44,775
Accrued rebates	29,536	31,604
Income and other taxes payable	34,184	35,060
Deferred revenue	25,942	10,329
Other	54,679	63,138

Total	$226,161	$233,239

Note 11: Accrued Warranty and Other Guarantees

Products are sold with varying lengths of warranty ranging from 90 days to the lifetime of the products. Allowances for estimated warranty obligations are recorded in the period of sale, based on historical experience related to product failure rates and actual warranty costs incurred during the applicable warranty period. Also, on an ongoing basis, 3Com assesses the adequacy of its allowances related to warranty obligations recorded in previous periods and may adjust the balances to reflect actual experience or changes in future expectations.

The following table summarizes the activity in the allowance for estimated warranty costs (in thousands):

	Years ended
	May 28, 2004	May 30, 2003	May 31, 2002
Accrued warranty, beginning of period	$44,775	$53,289	$53,571
Cost of warranty claims	(34,645)	(42,137)	(62,092)
Accrual for warranties issued during the period	33,795	31,027	59,871
Adjustments to preexisting warranties	(100)	6,668	1,939
Net change associated with discontinued operations	—	(4,072)	—

Accrued warranty, end of period	$43,825	$44,775	$53,289

Prior to fiscal 2003, 3Com entered into several agreements whereby it had sold products to resellers who had, in turn, sold the products to others, and 3Com guaranteed the payments of the end users. If all end users under these agreements were to default on their payment obligations as of May 28, 2004, the Company would be required to pay approximately $4.1 million. However, since deferred revenue and accrued liabilities related to such sales approximate the guaranteed amounts, any payments resulting from end user defaults would not have a material impact on 3Com's results of operations.

In connection with the development of its facility in Rolling Meadows, 3Com guaranteed a municipal bond in the amount of $2.5 million for site improvements. 3Com's obligation pursuant to the guarantee had been accrued as of May 30, 2003. In connection with the completion of the sale of the Rolling Meadows facility in the first quarter of fiscal 2004 as discussed in Note 8, 3Com repaid the $2.5 million municipal bond. As of May 28, 2004, 3Com's liabilities included $2.8 million for similar obligations related to various facilities that 3Com has vacated.

Note 12: Borrowing Arrangements and Commitments

In the second quarter of fiscal 2002, 3Com entered into new financing arrangements whereby the Company borrowed $105.0 million under a term loan and $102.2 million under a $105.0 million revolving line of credit. 3Com applied the proceeds from these borrowings towards the purchase of land and buildings at its Santa Clara and Marlborough locations that were previously subject to operating lease arrangements. In accordance with the lease terms, 3Com paid $316.7 million for the properties and terminated such leases. As discussed in Note 8, the Santa Clara and Marlborough facilities acquired in these transactions were subsequently sold.

Under the term loan, quarterly principal payments of $7.5 million were due from March 2002 through September 2004, with the balance due in November 2004. During fiscal 2003, 3Com prepaid and cancelled the term loan such that there were no amounts outstanding as of May 30, 2003. The revolving line of credit expires in November 2004, at which time any outstanding amounts are due. Amounts understanding under the revolving line of credit bear interest at either the lender's base rate or LIBOR rate, at 3Com's option, plus an applicable margin; interest is payable monthly. During fiscal 2004 and as of May 28, 2004, there were no amounts outstanding under the revolving line of credit. Total interest expense related to the term loan and revolving line of credit was zero, $4.9 million and $3.4 million for fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

As of May 28, 2004, total available borrowings under the revolving line of credit were $23.5 million, net of bank-issued standby letters of credit and guarantees that are supported by this credit arrangement. As of May 28, 2004, such bank-issued standby letters of credit and guarantees totaled $9.2 million, including $8.3 million relating to potential foreign tax, custom, and duty assessments.

3Com leases certain of its facilities under operating leases. Leases expire at various dates from 2004 to 2015, and certain leases have renewal options with rentals based upon changes in the Consumer Price Index or the fair market rental value of the property. 3Com also rents certain of its leased and owned facilities to third party tenants. The rental agreements expire at various dates from 2004 to 2015.

Future operating lease commitments and future rental income are as follows (in thousands):

Fiscal year	Future Lease Payments	Future Rental Income
2005	$19,020	$5,994
2006	16,757	5,918
2007	10,785	2,588
2008	2,810	342
2009	1,521	342
Thereafter	5,755	1,979

Total	$56,648	$17,163

Rent expense was approximately $21.1 million, $23.4 million, and $35.7 million for the fiscal years ended May 28, 2004, May 30, 2003, and May 31, 2002, respectively. Rental income, which includes rents received for both owned and leased property, was $8.9 million, $23.8 million, and $37.6 million for the fiscal years ended May 28, 2004, May 30, 2003, and May 31, 2002, respectively, and is recorded as an offset to operating expenses. Included in rental income was rental income from Palm, Inc. of $0.8 million, $15.3 million, and $25.1 million for the fiscal years ended May 28, 2004, May 30, 2003, and May 31, 2002, respectively.

From time to time, 3Com makes investments in privately-held companies and in limited partnership venture capital funds, which in turn invest in privately-held companies. 3Com made investments of $3.9 million in fiscal 2004. Also, as of May 28, 2004, the Company was contractually obligated to make additional capital contributions totaling $9.0 million to certain venture capital funds in the future. The expiration dates for capital calls related to such obligations are generally five to eight years from the inception of the fund, and the amounts and timing of such calls during that period are at the discretion of the funds' general partners. Based upon projections provided by the funds' general partners, 3Com estimates that it will pay approximately $5.1 million over the next twelve months as capital calls are made.

Note 13: Common Stock

Stock Option Plans.    3Com has stock option plans under which employees and directors may be granted options to purchase common stock. Options generally are granted with exercise prices at not less than the fair market value at the date of the grant, vest annually over two to four years, and expire seven to ten years after the grant date. In September 2003, 3Com's stockholders approved 3Com's 2003 Stock Plan (the new plan), which replaced the 1983 Stock Option Plan, the 1994 Stock Option Plan, the Director Plan, and the Restricted Stock Plan (the prior plans) for all stock awards granted subsequent to the approval date. In connection with the approval of the new plan, 3Com cancelled all shares available for issuance under the prior plans (other than those shares underlying outstanding awards), which included approximately 128 million shares at the time of approval; at the same time, 20 million shares were reserved for issuance under the new plan.

A summary of option transactions under the plans follows (shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding, June 1, 2001	148,141	$7.80
Granted	23,628	4.86
Exercised	(8,174)	3.98
Canceled	(52,493)	8.24

Outstanding, May 31, 2002	111,102	7.25
Granted	13,585	4.51
Exercised	(6,129)	3.67
Canceled	(33,056)	7.36

Outstanding, May 30, 2003	85,502	7.03
Granted	10,046	5.58
Exercised	(22,288)	5.01
Canceled	(16,375)	8.35

Outstanding, May 28, 2004	56,885	$7.18

	Outstanding Options as of May 28, 2004			Exercisable at May 28, 2004
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
	(in thousands)		(in years)	(in thousands)
$ 0.13 - $ 4.29	5,171	$4.21	7.6	1,649	$4.09
4.30 - 5.10	7,573	4.83	7.7	4,511	4.82
5.12 - 5.54	12,367	5.38	6.8	7,041	5.48
5.56 - 6.09	9,885	5.93	4.2	9,202	5.94
6.10 - 10.09	12,954	8.13	5.0	10,479	8.30
10.11 - 21.57	8,935	13.39	5.8	7,440	13.36

Total	56,885	$7.18	6.0	40,322	$7.64

As shown above, there were approximately 40.3 million options exercisable as of May 28, 2004 with a weighted average exercise price of $7.64 per share. By comparison, there were 58.8 million and 59.1 million options exercisable as of May 30, 2003 and May 31, 2002 with weighted average exercise prices of $7.18 and $6.97 per share, respectively.

Stock-Based Compensation.    As discussed above, 3Com's 2003 Stock Plan replaced 3Com's Restricted Stock Plan for the issuance of restricted stock. Restricted stock represents shares of common stock that are reserved for issuance at no cost to key employees. Compensation expense, equal to the fair market value on the date of the grant, is recognized as the granted shares vest over a one to four-year period. 3Com also grants time accelerated restricted stock awards whereby shares with a specified time-based vesting period may be accelerated if specific milestones are accomplished. In addition, 3Com has recorded deferred compensation expense in connection with certain of its acquisitions. Compensation expense recognized for the amortization of stock-based compensation was $1.1 million, $3.9 million, and $6.7 million for the years ended May 28, 2004, May 30, 2003, and May 31, 2002, respectively.

Employee Stock Purchase Plan.    3Com has an employee stock purchase plan (ESPP) under which eligible employees may authorize payroll deductions of up to ten percent of their compensation, as defined, to purchase common stock at a price of 85 percent of the lower of the fair market value as of the beginning or the end of the six-month offering period. In September 2003, 3Com's stockholders approved an increase of five million shares available for issuance under the ESPP.

Preferred Shares Rights Plan.    In September 1989, the Board of Directors approved a common stock purchase rights plan, which was amended and restated in December 1994, and again in March 2001. In November 2002, the Board of Directors approved a Third Amended and Restated Preferred Shares Rights Plan (the Preferred Shares Rights Plan), which replaced the March 2001 Plan. The Preferred Shares Rights Plan provides that the preferred share rights (the Rights) will become exercisable only following the acquisition by a person or a group of 15 percent or more of the outstanding common stock or ten days following the announcement of a tender or exchange offer for 15 percent or more of the outstanding common stock (the Distribution Date). After the Distribution Date, each Right will entitle the holder to purchase for $55.00 (the Exercise Price), one-one thousandth of a share of 3Com's Series A Participating Preferred Stock (or cash, stock or other assets approved by the Board of Directors) with economic terms similar to that of one share of 3Com's common stock. Upon a person or a group acquiring 15 percent or more of the outstanding common stock, each Right will allow the holder (other than the acquirer) to purchase common stock or securities of 3Com having a then current market value of two times the Exercise Price of the Right. In the event that following the acquisition of 15 percent of the common stock by an acquirer, 3Com is acquired in a merger or other business combination or 50 percent or more of 3Com's assets or earning power is sold, each Right will entitle the holder to purchase for the Exercise Price, common stock or securities of the acquirer having a then current market value of two times the Exercise Price. In certain circumstances, the Rights may be redeemed by 3Com at a redemption price of $0.001 per Right. If not earlier exchanged or redeemed, the Rights will expire on March 8, 2011.

Stock Reserved for Issuance.    As of May 28, 2004, 3Com had reserved common stock for issuance as follows (in thousands):

Stock option and restricted stock plans	74,881
Employee Stock Purchase Plan	8,777

Total shares reserved for issuance	83,658

In addition, as of May 28, 2004, 3Com had 0.4 million shares of preferred stock reserved for issuance under its Preferred Shares Rights Plan.

Stock Repurchase and Option Programs.    During the fourth quarter of fiscal 2003, the Board of Directors approved a new stock repurchase program that authorizes expenditures of up to $100.0 million during a two-year period expiring in March 2005. This new stock repurchase program was subject to certain conditions that were met on March 19, 2003, and it superseded the stock repurchase program that was approved in the second quarter of fiscal 2003. Prior to fiscal 2003, in the fourth quarter of fiscal 2000, the Board of Directors had authorized a stock repurchase program in the amount of up to one billion dollars that was effective for a two-year period.

During fiscal 2004, 3Com did not repurchase any shares of its common stock pursuant to these authorizations. During fiscal 2003 and 2002, the Company repurchased 0.4 million shares and 1.1 million shares of its common stock at costs of $1.5 million and $3.7 million, respectively.

Note Receivable from Broadcom Corporation (Broadcom) for Sale of Warrants to Purchase 3Com Common Stock.    During fiscal 2001, 3Com announced a strategic alliance with Broadcom to accelerate the deployment of Gigabit Ethernet into business networks. As part of the strategic alliance, 3Com issued to Broadcom a warrant to acquire up to 7.1 million shares of 3Com common stock, representing approximately two percent of 3Com's current outstanding shares. The original term of the warrant was from January 1, 2001 through December 4, 2002, the per-share exercise price was $9.31, and the purchase price of the warrant was approximately $21.1 million. Broadcom paid for the warrant by issuance of a full recourse promissory note, which later became the subject of litigation between 3Com and Broadcom. This litigation was subsequently settled in the second quarter of fiscal 2003. Under the terms of the settlement, Broadcom agreed to pay 3Com $22.0 million, representing principal and a portion of prior periods' accrued interest, plus additional interest as it accrued during the repayment period, and 3Com agreed to extend the terms of the warrant held by Broadcom for an additional 12 months to December 4, 2003. 3Com recorded a charge of $1.7 million in interest and other income, net, relating to the change in terms. As of May 28, 2004, all principal and interest amounts owed by Broadcom had been collected, and the warrants expired unexercised.

Accounting for Stock-Based Compensation.    As permitted under SFAS 123, 3Com has elected to follow APB Opinion 25 and related Interpretations in accounting for stock-based awards to employees. Under APB Opinion 25, compensation expense associated with employee awards is measured as the difference, if any, between the price to be paid by an employee and the fair value of the underlying common stock on the grant date, which is usually the measurement date for accounting purposes. 3Com generally recognizes no compensation expense with respect to stock option awards. To the extent that 3Com has modified employee awards in connection with its restructuring activities (usually through extensions of the period of exercise for employees following their involuntary termination), a charge for compensation expense is recognized at the time the related cash severance is recorded.

Pro forma information regarding net income and earnings per share is required by SFAS 123. This information is required to be determined as if 3Com had accounted for its stock-based awards to employees, including grants of employee stock options (ESOs) and rights to purchase shares under the ESPP, under the fair value method prescribed by that Statement. See Note 2 for information concerning the pro forma effect on 3Com's reported net loss and net loss per share of applying the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

The fair value of ESOs and purchase rights granted under the ESPP in fiscal years 2004, 2003, and 2002 has been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions, and resulting in the following weighted average estimated per-share fair values:

	Employee Stock Option Plans			Employee Stock Purchase Plan
	2004	2003	2002	2004	2003	2002
Risk-free interest rate	2.6%	2.6%	3.7%	1.1%	1.4%	1.9%
Volatility	66.0%	67.0%	73.1%	42.0%	49.0%	62.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Per-share fair value	$2.88	$2.33	$2.48	$1.79	$1.67	$1.38

As of May 28, 2004, May 30, 2003 and May 31, 2002, the expected average life of ESOs was estimated at approximately one and a half years after the vesting date. As of May 28, 2004, May 30, 2003, and May 31, 2002, the expected average life of purchase rights granted under the ESPP was estimated at six months from the subscription date.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because 3Com's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, 3Com's management believes that the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock options.

Note 14: Financial Instruments

The following summary disclosures concerning 3Com's financial instruments are made in accordance with the provisions of SFAS 107, "Disclosures About Fair Value of Financial Instruments," which requires the disclosure of fair value information about both on- and off-balance sheet financial instruments where it is practicable to estimate the value. Fair value is defined in SFAS 107 as the amount at which an instrument could be exchanged in a current transaction between willing parties, rather than in a forced or liquidation sale.

	May 28, 2004		May 30, 2003
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and equivalents	$575,824	$575,824	$515,848	$515,848
Short-term investments	807,532	807,532	968,740	968,740
Corporate equity securities	16,935	16,413	32,490	32,123

The following methods and assumptions were used in estimating the fair values of financial instruments:

Cash and equivalents.    The carrying amounts reported in the consolidated balance sheets for cash and equivalents approximate their estimated fair values.

Short-term investments.    The fair values of short-term investments are based on quoted market prices.

Corporate equity securities.    Fair value of publicly traded corporate equity securities is based on quoted market prices. Fair value of privately held corporate equity securities is based on all available information. For these non-quoted investments, 3Com's policy is to regularly review the assumptions underlying the financial performance of the privately held companies in which the investments are maintained. If and when a determination is made that a decline in fair value below the cost basis is other than temporary, the related investment is written down to its estimated fair value. Differences between the estimated fair value and carrying amount of equity securities as of May 28, 2004 and May 30, 2003 were the result of declines in fair value that were considered temporary.

Foreign exchange contracts.    3Com enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. In addition, 3Com enters into foreign exchange forward contracts to hedge exposures related to anticipated foreign currency cash flows. 3Com does not use foreign forward exchange contracts for speculative or trading purposes.

3Com's foreign exchange forward contracts require the Company to exchange foreign currencies for U.S. Dollars or vice versa, and generally mature in one month or less. As of May 28, 2004 and May 30, 2003, 3Com had outstanding foreign exchange forward contracts with aggregate notional amounts of $76.3 million and $58.4 million, respectively, that had remaining maturities of one month or less. The fair value of foreign exchange forward contracts is based on prevailing financial market information. As of May 28, 2004 and May 30, 2003, the carrying amounts, which were also the estimated fair values, of foreign exchange forward contracts were not significant. See Note 2 for information concerning 3Com's significant accounting policies for foreign exchange contracts.

Because SFAS 107 excludes certain financial instruments and all non-financial instruments from its dislosure requirements, any aggregation of the fair value amounts presented in the table above would not necessarily represent the underlying value of all of 3Com's financial instruments.

Note 15: Interest and Other Income, Net

Interest and other income, net, consists of (in thousands):

	Years ended
	May 28, 2004	May 30, 2003	May 31, 2002
Interest income	$19,309	$33,559	$71,254
Interest expense	(2,775)	(9,909)	(4,853)
Other	(629)	(3,492)	970

Total	$15,905	$20,158	$67,371

Note 16: Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	Years ended
	May 28, 2004	May 30, 2003	May 31, 2002
Current:
Federal	$—	$(30,940)	$—
State	520	(888)	540
Foreign	(2,929)	17,325	11,644

Total current	(2,409)	(14,503)	12,184

Deferred:
Federal	—	—	49,484
State	—	—	28,972
Foreign	(726)	3,981	(721)

Total deferred	(726)	3,981	77,735

Total	$(3,135)	$(10,522)	$89,919

The components of net deferred tax assets consist of the following (in thousands):

	May 28, 2004	May 30, 2003
Deferred tax assets:
Operating loss carryforwards, net	$787,112	$682,358
Amortization and depreciation	57,051	58,730
Tax credit carryforwards	85,402	96,006
Unrealized losses on private investments, net	30,569	28,776
Royalty and purchased research and development	4,086	—
Other	3,853	8,333
Valuation allowance	(819,645)	(672,838)

Total deferred tax assets	148,428	201,365

Deferred tax liabilities:
Reserves recognized in different periods for tax purposes	(145,105)	(109,525)
Unremitted earnings	—	(87,500)
Royalty and purchased research and development	—	(912)
Other	(386)	(1,217)

Total deferred tax liabilities	(145,491)	(199,154)

Net deferred tax assets	$2,937	$2,211

3Com has net operating loss carryforwards related to the following income tax jurisdictions and expiration periods: U.S. federal loss carryforwards of approximately $1.99 billion expiring between fiscal years 2005 and 2024; various state loss carryforwards of approximately $1.91 billion expiring between 2005 and 2024; and various foreign loss carryforwards with $2.6 million expiring between 2005 and 2011, and $27.4 million with an unlimited carryforward period. 3Com also has a U.S. federal research credit carryforward of $21.9 million expiring between 2010 and 2021; a U.S. federal foreign tax credit carryforward of $15.4 million expiring between 2005 and 2008; and a U.S. federal alternative minimum tax credit carryforward of $33.2 million that has an unlimited carryforward period.

SFAS 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance shown in the table above relates to net operating loss and credit carryforwards and temporary differences for which 3Com believes that realization is uncertain. The valuation allowance increased $146.8 million and $114.6 million in fiscal years 2004 and 2003, respectively. The total valuation allowance of $819.6 million includes $128.8 million attributable to the tax benefit of stock option deductions, which, if recognized, will be allocated directly to paid-in-capital.

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

	Years ended
	May 28, 2004	May 30, 2003	May 31, 2002
Tax computed at federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal effect	(0.5)	(1.3)	(4.3)
Provision for combined foreign and U.S. taxes on certain foreign income at rates greater than U.S. rates	26.5	27.4	4.1
Net operating loss carryback	—	(7.3)	—
Valuation allowance	34.0	0.5	58.0
Purchased in-process technology and acquisition-related charges	(0.3)	10.6	2.7
Reversal of previously accrued taxes on undistributed earnings of subsidiaries	(26.1)	—	—
Other	0.5	0.7	(0.8)

Total	(0.9)%	(4.4)%	24.7%

Loss before income taxes for the fiscal years ended May 28, 2004, May 30, 2003, and May 31, 2002, includes foreign income (loss) of ($263.0) million, ($129.9) million, and ($5.8) million, respectively. In prior periods, 3Com had provided $87.5 million for the potential repatriation of certain undistributed earnings of its foreign subsidiaries. During fiscal 2004, 3Com reduced that provision to zero because losses during the period reduced the amount of undistributed foreign earnings from which such a potential repatriation would have been made. The reduction in the provision had the effect of increasing the Company's net deferred tax asset. However, because 3Com believes that realization of the net deferred tax asset is uncertain, the aforementioned reduction was offset by a corresponding increase in the valuation allowance. Accordingly, the net effect on the provision for income taxes in fiscal 2004 was zero. As of May 28, 2004, 3Com has not provided for federal tax on approximately $267.1 million of undistributed earnings of its foreign subsidiaries because 3Com considers these earnings to be indefinitely reinvested in foreign subsidiary operations

3Com has certain domestic and foreign income tax audits that are currently in progress. The outcome of these examinations cannot be predicted with certainty and, should unfavorable rulings be made, assessments against the Company could be significant. However, the Company believes that the ultimate resolution of the examinations will not have a material adverse effect on its consolidated financial position or results of operations.

Note 17: Net Income (Loss) per Share

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Years ended
	May 28, 2004	May 30, 2003	May 31, 2002
Loss from continuing operations before cumulative effect of change in accounting principle	$(346,863)	$(230,093)	$(453,652)
Discontinued operations	(2,400)	(8,214)	(142,298)
Cumulative effect of change in accounting principle	—	(45,447)	—

Net Loss	$(349,263)	$(283,754)	$(595,950)

Weighted average shares—Basic	379,766	360,520	349,489
Effect of dilutive securities:
Employee stock options	—	—	—
Restricted stock	—	—	—

Weighted average shares—Diluted	379,766	360,520	349,489

Net loss per share—Basic and Diluted:
Continuing operations before cumulative effect of change in accounting principle	$(0.91)	$(0.64)	$(1.30)
Discontinued operations	(0.01)	(0.02)	(0.41)
Cumulative effect of change in accounting principle	—	(0.13)	—

Net Loss	$(0.92)	$(0.79)	$(1.71)

Employee stock options and restricted stock totaling 7.1 million, 2.8 million, and 6.6 million shares for the years ended May 28, 2004, May 30, 2003, and May 31, 2002, respectively, were not included in the diluted weighted average shares calculation because the effects of these securities were antidilutive.

Note 18: Business Segment Information

During fiscal 2003, 3Com had three reportable operating segments. Two of these segments represented ongoing operations—enterprise networking and connectivity; the third segment included product lines that 3Com decided to exit during the period from the fourth quarter of fiscal 2000 through the first quarter of fiscal 2002. The enterprise networking segment manufactured and sold network infrastructure solutions for the enterprise and small business markets, including switches and hubs, as well as services associated with sales of these products. The connectivity segment sold products that enabled computing devices to access computer networks, such as desktop network interface cards and personal computer (PC) cards. Exited products included analog-only modems, high-end LAN and WAN (Wide Area Network) chassis products, internet appliances, and consumer cable and DSL (digital subscriber line) modem products. The exited products segment did not include discontinued operations. The CommWorks division is reported as a discontinued operation beginning in the fourth quarter of fiscal 2003 and all prior periods presented have been restated on a comparative basis. Effective for fiscal 2004, 3Com streamlined its management and operating structure, and merged its previous multiple operating segments into a single, integrated enterprise networking business. As a result, effective for fiscal 2004, 3Com now presents financial information related to its business on the basis of a single segment.

Although 3Com operates as a single, integrated business as discussed above, certain product groups accounted for a significant portion of the Company's sales. For the fiscal years ended May 28, 2004, May 30, 2003, and May 31, 2002, fixed-configuration 10/100 Mbps switching products accounted for 48%, 47%, and 42% of sales, respectively. For the fiscal years ended May 28, 2004, May 30, 2003, and

May 31, 2002, fixed-configuration Gigabit switching products accounted for 12%, 8%, and 5% of sales, respectively. For the fiscal years ended May 28, 2004, May 30, 2003, and May 31, 2002, wired LAN connectivity products accounted for 16%, 26%, and 36% of sales, respectively.

3Com's foreign operations consist primarily of central distribution, order administration, and research and development facilities in Western Europe, Singapore and Taiwan. Sales, marketing, and customer service activities are conducted through sales subsidiaries throughout the world. Sales to unaffiliated customers and long-lived assets by geographic region are as follows (in thousands):

	Years ended
	May 28, 2004	May 30, 2003	May 31, 2002
Sales
Americas	$263,428	$395,636	$565,738
Europe, Middle East, and Africa	319,705	383,614	478,041
Asia Pacific	115,751	153,616	215,190

Total	$698,884	$932,866	$1,258,969

Sales information by geography is reported based on the customer's designated delivery point. For the fiscal years ended May 28, 2004, May 30, 2003, and May 31, 2002, sales to customers in the United States (Americas region) totaled $205.6 million, or 29 percent of total sales, $324.2 million, or 35 percent of total sales, and $467.9 million, or 37 percent of total sales, respectively. There were no other individual countries for which sales exceeded ten percent of total sales.

	May 28, 2004	May 30, 2003
Property and Equipment
United States	$36,976	$244,349
Ireland	32,233	58,812
United Kingdom	40,234	42,508
Other	5,156	4,404

Total	$114,599	$350,073

Property and equipment includes both assets held for use as well as assets held for sale, and is reported by geography based on the physical location of the assets at the end of the fiscal year. As of May 28, 2004 and May 30, 2003, property and equipment in the United States, Ireland and United Kingdom exceeded ten percent of total property and equipment, as shown in the table above. There were no other individual countries for which property and equipment exceeded ten percent of total property and equipment.

Note 19: Employee Benefit Plan

3Com has adopted a plan known as the 3Com 401(k) Plan (the 401(k) Plan) to provide retirement benefits to its domestic employees. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Participants may elect to contribute from one percent to 22 percent of their annual compensation to the 401(k) Plan each calendar year, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, the 401(k) Plan provides for contributions as determined by the Board of Directors. 3Com matches 50 percent for each dollar on the first six percent of eligible annual compensation contributed by the employee. Employees become vested in 3Com matching contributions according to a three-year vesting schedule based on initial date of hire. Matching contributions to the 401(k) Plan totaled $2.6 million in fiscal 2004, $4.3 million in fiscal 2003, and $5.4 million in fiscal 2002.

Note 20: Litigation

3Com is a party to lawsuits in the normal course of its business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. 3Com believes that it has meritorious defenses in each of the cases set forth below in which it is named as a defendant and is vigorously contesting each of these matters. An unfavorable resolution of one or more of these lawsuits could adversely affect its business, financial position, or results of operation. 3Com cannot estimate the loss or range of loss that may be reasonably possible for any of the contingencies described and, accordingly, has not recorded any associated liabilities in its consolidated balance sheets.

On March 4, 2003, 3Com filed suit against PCTEL, Inc. (PCTEL) in the United States District Court for the Northern District of Illinois, Civil Action Number 03C 1582, alleging infringement of United States Patents Numbered 5,872,836, 5,646,983, 5,724,413, 6,097,794, 6,696,660, 5,532,898 and 5,777,836. On March 5, 2003, PCTEL filed suit against 3Com in the United States District Court for the Northern District of California, Civil Action Number C 03 0982, alleging infringement of United States Patent Number 4,841,561 entitled "Operating default group selectable data communication equipment" seeking damages and injunctive relief, and further seeking a declaration that PCTEL does not infringe 3Com Patents Numbered 5,872,836, 5,646,983, 5,724,413, 6,097,794, 6,696,660, 5,532,898 and 5,777,836, and that such patents are void and invalid. The action which 3Com initiated in the District Court for the Northern District of Illinois was transferred to the District Court for the Northern District of California on June 11, 2003 and assigned Civil Action Number C 03 2710. On August 18, 2003, that action was consolidated for certain purposes with the action PCTEL initiated against 3Com in the Northern District of California.

On May 30, 2003, PCTEL filed suit against 3Com in the Superior Court of the State of California in and for the County of Santa Clara, CV 817522, alleging violations of California unfair competition laws and seeking damages and injunctive relief. 3Com removed the action to the United States District Court for the Northern District of California on July 3, 2003 and it was assigned Civil Action Number C 03 3124. On December 12, 2003, PCTEL voluntarily dismissed this suit without prejudice.

In November 2000, a shareholder derivative and class action lawsuit, captioned Shaev v. Claflin, et al., No. CV794039, was filed in California Superior Court. The complaint alleges that 3Com's directors and officers breached their fiduciary duties to 3Com in connection with the adjustment of employee and director stock options in connection with the separation of 3Com and Palm, Inc. (since renamed palmOne). On May 13, 2003, the Court dismissed the Second Amended Complaint. The plaintiff has appealed the Court's decision. On June 21, 2004, the Court of Appeal for the State of California, Sixth Appellate District, upheld the Court's dismissal of the lawsuit without leave to amend or refile.

On April 28, 1997, Xerox Corporation (Xerox) filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corporation in the United States District Court for the Western District of New York. 3Com completed its acquisition of these companies on June 12, 1997. The case is now captioned Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corporation, Palm Computing, Inc., and Palm, Inc. (Civil Action Number 97-CV-6182T). Xerox alleged willful infringement of United States Patent Number 5,596,656, entitled "Unistrokes for Computerized Interpretation of Handwriting." Xerox sought to recover damages and to permanently enjoin the defendants from infringing the patent in the future. In 2000, the District Court dismissed the case, ruling that there was no infringement. On appeal, the Court of Appeals for the Federal Circuit affirmed-in-part, reversed-in-part and remanded the case to the District Court for further action. On December 20, 2001, the District Court granted Xerox's motion for summary judgment that the patent is valid, enforceable, and infringed. The defendants then filed a Notice of Appeal. On February 22, 2002, the District Court denied Xerox's motion for an injunction prohibiting further alleged infringement during the appeal and ordered the defendants to post a bond in the amount of $50 million. Xerox then appealed the denial of the injunction. On February 20, 2003, the Court of Appeals issued its decision affirming in part and reversing in part the order of the trial court. The Court of Appeals affirmed the grant of summary judgment of infringement, reversed the grant of summary judgment of validity and remanded the case to the trial court to conduct a complete validity analysis. In connection with the separation of Palm from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement, dated February 26, 2000, between 3Com and Palm, Palm agreed to indemnify and hold 3Com harmless for any damages or losses that might arise out of the Xerox litigation. On May 21, 2004, the District Court awarded summary judgment to the defendant, holding that Xerox's patent was invalid, and dismissed the remaining claims.

On September 25, 2000 Northrop Grumman Corporation (Northrop) filed suit in the United States District Court for the Eastern District of Texas, Civil Action No. 1:00CV-652, against Intel Corporation, 3Com Corporation, Xircom, Inc., D-Link Systems, Inc. and The Linksys Group, Inc. alleging infringement of United States Patent Number 4,453,229 which was issued in 1982. Based on the trial court's claim construction after a Markman Hearing on June 8, 2001, and after briefing by the parties, the trial court entered a judgment of noninfringement in favor of defendants 3Com and Linksys Group, Inc., from which Northrop appealed. On March 31, 2003, the United States Court of Appeals for the Federal Circuit issued its ruling reversing the order of the trial court and remanding the case back to the trial court for further proceedings. 3Com and Northrop settled this matter in the first quarter of fiscal 2004.

Note 21: Quarterly Results of Operations (Unaudited)

	Fiscal 2004 Quarters Ended				Fiscal 2003 Quarters Ended
	May 28, 2004	Feb 27, 2004	Nov. 28, 2003	Aug. 29, 2003	May 30, 2003	Feb 28, 2004	Nov. 29, 2002	Aug. 30, 2002
	(In thousands, except per share data)
Sales	$183,345	$171,769	$181,891	$161,879	$175,000	$216,503	$272,186	$269,177
Gross margin	75,908	60,269	56,950	49,944	63,400	96,038	137,620	124,668
Gross margin %	41.4%	35.1%	31.3%	30.9%	36.2%	44.4%	50.6%	46.3%
Operating loss	(23,649)	(83,557)	(114,879)	(115,740)	(107,371)	(69,773)	(36,602)	(10,896)
Loss from continuing operations before cumulative effect of accounting change	(18,857)	(84,887)	(137,416)	(105,703)	(98,204)	(71,953)	(43,495)	(16,441)
Loss from continuing operations before cumulative effect of accounting change %	(10.3)%	(49.4)%	(75.5)%	(65.3)%	(56.1)%	(33.2)%	(16.0)%	(6.1)%
Discontinued operations	141	(685)	(1,565)	(291)	59,786	(7,289)	(25,018)	(35,693)
Discontinued operations %	0.1%	(0.4)%	(0.9)%	(0.2)%	34.2%	(3.4)%	(9.2)%	(13.3)%
Basic and diluted income (loss) per share from continuing operations before cumulative effect of accounting change	$(0.05)	$(0.22)	$(0.37)	$(0.29)	$(0.27)	$(0.20)	$(0.12)	$(0.05)
Basic and diluted income (loss) per share—discontinued operations	$0.00	$(0.00)	$(0.00)	$(0.00)	$0.16	$(0.02)	$(0.07)	$(0.09)

During the fourth quarter of fiscal 2004, operating expenses benefited approximately $7 million from reductions in various reserves and accruals including bad debt, property and sales and use taxes, and other miscellaneous items.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A. Controls and Procedures

a.
We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fourth fiscal quarter pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports we file or submit with the SEC are recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

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

b.
There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. Directors and Executive Officers of 3Com Corporation

The information required by Item 10 of this Annual Report on Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned "Election of Directors" in 3Com's definitive Proxy Statement for the Annual Meeting of Stockholders to be held September 22, 2004 (the Proxy Statement), a copy of which will be filed with the Securities and Exchange Commission before the meeting date. For information with respect to the executive officers of 3Com, see "Executive Officers of 3Com Corporation" included in Part I, Item 4 of this report.

ITEM 11. Executive Compensation

The information required by Item 11 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the section captioned "Executive Compensation and Other Matters" in the Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by Item 12 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the section captioned "General Information" in the Proxy Statement.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes information related to our equity compensation plans as of May 28, 2004:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)
	(Shares in thousands)
Equity compensation plans approved by stockholders	22,084	$7.76	26,773
Equity compensation plans not approved by stockholders*	34,518	6.82	—

Total	56,602	$7.19	26,773

*
Excludes 0.3 million outstanding options with an average exercise price of $5.75. These options were assumed in connection with acquisitions and no additional options are available for future issuance under such plans.

Options issued outside of the stockholder-approved plans were issued under our broad-based 1994 Stock Option Plan, as amended. Options granted from this plan were granted at fair value, vest over two to four years, and expire ten years after the date of grant. Effective September 2003, the 2003 Stock Plan was approved by stockholders and replaced the 1994 Stock Option Plan for all grants subsequent to the approval date. Also in September 2003, stockholders approved an increase of five million shares in the number of total shares available for issuance under the Employee Stock Purchase Plan.

ITEM 13. Certain Relationships and Related Transactions

The information required by Item 13 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the section captioned "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

ITEM 14. Principal Accountant Fees and Services

The information required by Item 14 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the section captioned "Ratification of Selection of Independent Registered Public Accounting Firm" in the Proxy Statement.

PART IV

ITEM 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)	(1)	Financial Statements—See Index to Consolidated Financial Statements and Financial Statement Schedule at page 49 of this Form 10-K.
	(2)	Financial Statement Schedule—See Index to Consolidated Financial Statements and Financial Statement Schedule at page 49 of this Form 10-K.
	(3)	Exhibits—See Exhibit Index at page 87 of this Form 10-K.
(b)	Reports on Form 8-K.
(i)
On March 18, 2004, we furnished a Current Report on Form 8-K dated March 18, 2004 under Item 12 of Form 8-K, attaching a press release announcing our third quarter of fiscal 2004 operating results. This Current Report on Form 8-K shall not be deemed to be incorporated by reference into this Annual Report on Form 10-K.
	(ii)	On May 25, 2004, we filed a Current Report on Form 8-K dated May 25, 2004 under Item 5 of Form 8-K, announcing the completion of the sale of certain properties in Santa Clara, California.
(c)	See Exhibit Index at page 87 of this Form 10-K.
(d)	See Index to Consolidated Financial Statements and Financial Statement Schedule at page 49 of this Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number						Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	002-92053	2.1	4/4/00
2.2	Tax Sharing Agreement between the Registrant and Palm, Inc.	10-Q	002-92053	2.7	4/4/00
2.3	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.	10-Q	002-92053	2.11	4/4/00
3.1	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger	10-Q	002-92053	3.4	10/8/99
3.2	Registrant's Bylaws, as amended on July 15, 2003					X
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	10-Q	000-12867	3.6	10/11/01
4.1	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002	8-A/A	000-12867	4.1	11/27/02
10.1	3Com Corporation 1983 Stock Option Plan, as amended and restated effective September 30, 2001*	10-Q	000-12867	10.1	1/11/02

10.2	3Com Corporation 1984 Employee Stock Purchase Plan, as amended and restated as of July 15, 2003*	10-K	000-12867	10.3	8/1/03
10.3	3Com Corporation Director Stock Option Plan, as amended*	10-Q	000-12867	10.4	10/10/03
10.4	3Com Corporation Restricted Stock Plan, as amended July 1, 2001*	10-K	000-12867	10.6	8/2/02
10.5	3Com Corporation 1994 Stock Option Plan, as amended and restated effective April 30, 2002*	10-K	000-12867	10.7	8/2/02
10.6	3Com Corporation 2003 Stock Plan*	S-8	333-109983	10.1	10/24/03
10.7	Employment Agreement with Bruce Claflin, effective as of January 1, 2001*	10-Q	333-34726	10.8	1/16/01
10.8	3Com Section 16 Officer Severance Plan*					X
10.9	Credit Agreement dated as of November 28, 2001 between the Registrant, Bank of America, N.A., as Administrative Agent, Bank of America Securities, LLC, as Lead Arranger and Sole Book Manager, Foothill Capital Corporation, as Syndication Agent, and the Financial Institutions Named Herein, as Lenders	10-Q	000-12867	10.10	1/11/02
10.10	Credit Agreement dated as of November 28, 2001 between 3Com Technologies and 3Com Europe Limited, Bank of America, N.A., as Administrative Agent, Bank of America Securities, LLC, as Lead Arranger and Sole Book Manager, Foothill Capital Corporation, as Syndication Agent, and the Financial Institutions Named Herein, as Lenders	10-Q	000-12867	10.11	1/11/02
10.11	Security Agreement dated as of November 28, 2001, between the Registrant and Bank of America, N.A., in its capacity as Agent for Lenders	10-Q	000-12867	10.12	1/11/02
10.12	Continuing Guaranty dated as of November 28, 2001, made by the Registrant in favor of the Lenders and Bank of America, N.A., as Agent for the Lenders	10-Q	000-12867	10.14	1/11/02
10.13	Intercompany Subordination Agreement dated as of November 28, 2001, made among the Registrant and Bank of America, N.A., as Agent for itself and the Lenders	10-Q	000-12867	10.15	1/11/02

10.14	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing dated November 28, 2001, between the Registrant, as Trustor, and First American Title Guaranty Company, as Trustee, and Bank of America, N.A., as Agent, for the Santa Clara, CA, Betsy Ross site	10-Q	000-12867	10.16	1/11/02
10.15	Amendment Number One to Security Agreement dated July 25, 2002, between the Registrant and Bank of America, N.A., as Administrative Agent	10-Q	000-12867	10.20	1/7/03
10.16	Form of Indemnity Agreement between the Registrant and its officers and directors	S-3/A	333-102591	10.1	4/9/03
10.17	Form of Management Retention Agreement for Bruce Claflin, effective July 15, 2003*	10-Q	000-12867	10.1	1/12/04
10.18	Form of Management Retention Agreement for Dennis Connors, effective July 15, 2003*	10-Q	000-12867	10.2	1/12/04
10.19	Form of Management Retention Agreement for Mark Slaven, effective July 15, 2003*	10-Q	000-12867	10.3	1/12/04
10.20	Office Lease by and between Marlborough Campus Limited Partnership as landlord and 3Com Corporation as tenant					X
10.21	Management Retention Agreement for Nick Ganio, effective July 24, 2003	10-Q	000-12867	10.4	4/10/03
10.22	Management Retention Agreement for Anik Bose, effective July 28, 2003	10-Q	000-12867	10.5	4/10/03
10.23	3Com Corporation Deferred Compensation Plan*					X
21.1	Subsidiaries of Registrant					X
23.1	Consent of Deloitte & Touche LLP					X
31.1	Certification of Principal Executive Officer					X
31.2	Certification of Principal Financial Officer					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*
Indicates a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of August, 2004.

3COM CORPORATION (Registrant)
By	/s/ BRUCE L. CLAFLIN Bruce L. Claflin President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 5th day of August, 2004.

Signature	Title

/s/ BRUCE L. CLAFLIN (Bruce L. Claflin)	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ MARK SLAVEN (Mark Slaven)	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ ERIC A. BENHAMOU (Eric A. Benhamou)	Chairman of the Board
/s/ GARY T. DICAMILLO (Gary T. DiCamillo)	Director
/s/ JAMES R. LONG (James R. Long)	Director
/s/ RAJ REDDY (Raj Reddy)	Director
/s/ JULIE ST. JOHN (Julie St. John)	Director
/s/ DAVID C. WAJSGRAS (David C. Wajsgras)	Director
/s/ PAUL G. YOVOVICH (Paul G. Yovovich)	Director

SCHEDULE II

3Com Corporation

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended May 31, 2002, May 30, 2003, and May 28, 2004

(In thousands)

Description	Balance at beginning of period	Additions charged to costs and expenses	Other		Deductions		Balance at end of period
Year ended May 31, 2002:
Allowance for doubtful accounts	$47,309	$(7,037)	$—		$6,397	(1)	$33,875
Allowance for product returns	29,133	58,230	—		78,030		9,333
Accrued product warranty	53,571	61,810	—		62,092		53,289
Year ended May 30, 2003:
Allowance for doubtful accounts	$33,875	$(8,403)	$—		$3,149	(1)	$22,323
Allowance for product returns	9,333	40,439	—		43,964		5,808
Accrued product warranty	53,289	37,695	(4,072	)(2)	42,137		44,775
Year ended May 28, 2004:
Allowance for doubtful accounts	$22,323	$(5,033)	$—		$1,014	(1)	$16,276
Allowance for product returns	5,808	27,216	—		27,107		5,917
Accrued product warranty	44,775	33,695	—		34,645		43,825

(1)
Accounts written off—net of recoveries.

(2)
Represents net change related to discontinued operations

QuickLinks

3Com Corporation Form 10-K Annual Report For the Fiscal Year Ended May 28, 2004 Table of Contents
PART I
  ITEM 1. Business
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5. Market for 3Com Corporation's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
  ITEM 6. Selected Financial Data
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Consolidated Statements of Operations
Consolidated Balance Sheets
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  ITEM 9A. Controls and Procedures
PART III
  ITEM 10. Directors and Executive Officers of 3Com Corporation
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  ITEM 13. Certain Relationships and Related Transactions
  ITEM 14. Principal Accountant Fees and Services
PART IV
  ITEM 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K
SIGNATURES
3Com Corporation VALUATION AND QUALIFYING ACCOUNTS AND RESERVES For the Years Ended May 31, 2002, May 30, 2003, and May 28, 2004 (In thousands)