Form 10-Q
period 2004-08-27
3COM CORP
filed 2004-10-05
CIK 738076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 27, 2004

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

Yes   ☒         No   ☐

As of September 24, 2004, 379,437,437 shares of the registrant’s Common Stock were outstanding.

This report contains a total of 43 pages of which this page is number 1.

3Com Corporation

3Com and XRN are registered trademarks of 3Com Corporation or its subsidiaries.  CommWorks is a registered trademark of UTStarcom, Inc.  Huawei is a registered trademark of Huawei Technologies Co. Ltd.  Palm is a trademark of Palm Trademark Holding Company LLC.  Other product and brand names may be trademarks or registered trademarks of their respective owners.

PART I.   FINANCIAL INFORMATION

Item 1.          Financial Statements

3Com Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
(In thousands, except per share data)	August 27, 2004	August 29, 2003

Sales	$162,349	$161,879

Cost of sales	100,254	111,935

Gross margin	62,095	49,944

Operating expenses:
Sales and marketing	55,099	62,607
Research and development	22,435	26,927
General and administrative	15,672	24,139
Amortization and write down of intangibles	1,014	3,387
Restructuring charges	2,784	48,624
Total operating expenses	97,004	165,684

Operating loss	(34,909)	(115,740)
Gains on investments, net	433	58
Interest and other income, net	1,033	3,944

Loss from continuing operations before income taxes, equity interests and discontinued operations	(33,443)	(111,738)

Income tax provision (benefit)	(465)	(6,035)
Equity interest in loss of unconsolidated joint venture	(2,567)	—

Loss from continuing operations before discontinued operations	(35,545)	(105,703)

Discontinued operations, net of taxes	—	(291)

Net loss	$(35,545)	$(105,994)

Basic and diluted net loss per share:
Continuing operations	$(0.09)	$(0.29)
Discontinued operations	—	—
Net loss	$(0.09)	$(0.29)

Shares used in computing net loss per share amounts (basic and diluted):	387,585	367,879

See notes to condensed consolidated financial statements.

3Com Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value)	August 27, 2004	May 28, 2004

ASSETS
Current assets:
Cash and equivalents	$439,776	$575,824
Short-term investments	823,857	807,532
Accounts receivable, net	63,423	66,372
Inventories	23,403	27,679
Other current assets	44,677	42,270
Total current assets	1,395,136	1,519,677

Investment in Huawei-3Com joint venture	140,324	142,891
Property and equipment, net	71,591	72,452
Property and equipment held for sale	44,758	42,147
Deposits and other assets	33,526	34,806
Deferred income taxes	2,890	2,937
Intangible assets, net	3,995	5,009
Goodwill	899	899

Total assets	$1,693,119	$1,820,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,962	$80,408
Accrued liabilities and other	215,628	226,161
Total current liabilities	283,590	306,569

Deferred revenue and long-term obligations	13,522	15,135

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 990,000 shares authorized; shares issued: 393,545 and 392,738, respectively	2,266,898	2,262,223
Treasury stock, at cost, 14,195 and 0 shares, respectively	(69,506)	—
Unamortized stock-based compensation	(5,701)	(2,577)
Retained deficit	(790,789)	(755,244)
Accumulated other comprehensive loss	(4,895)	(5,288)
Total stockholders’ equity	1,396,007	1,499,114

Total liabilities and stockholders’ equity	$1,693,119	$1,820,818

See notes to condensed consolidated financial statements.

3Com Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
(In thousands)	August 27, 2004	August 29, 2003

Cash flows from operating activities:
Loss from continuing operations	$(35,545)	$(105,703)
Adjustments to reconcile loss from continuing operations to cash (used in) operating activities:
Loss from discontinued operations	—	(291)
Depreciation and amortization	12,388	26,637
Write down of intangibles	—	1,905
(Gains) loss on property and equipment	(2,680)	24,291
(Gains) on investments, net	(433)	(58)
Deferred income taxes	47	310
Stock-based compensation expense	652	298
Purchased in-process technology	1,675	—
Equity interest in loss of unconsolidated joint venture	2,567	—
Changes in current assets and liabilities:
Accounts receivable	2,949	6,681
Inventories	2,053	(836)
Other assets	(1,523)	2,002
Accounts payable	(12,446)	(9,403)
Accrued liabilities and other	(19,660)	17,295
Income taxes payable	7,868	(4,170)

Net cash (used in) operating activities	(42,088)	(41,042)

Cash flows from investing activities:
Purchase of investments	(231,987)	(226,854)
Proceeds from maturities and sales of investments	211,717	257,986
Purchase of property and equipment	(3,450)	(4,207)
Purchase of technology assets	(1,675)	—
Proceeds from sale of property and equipment	203	37,233

Net cash provided by (used in) investing activities	(25,192)	64,158

Cash flows from financing activities:
Issuance of common stock	4,758	9,378
Repurchase of common stock	(73,365)	—
Collection of note receivable issued for warrants	—	4,211
Repayments of long-term borrowings	—	(173)

Net cash provided by (used in) financing activities	(68,607)	13,416

Effect of exchange rate changes on cash and cash equivalents	(161)	17

Increase (decrease) in cash and equivalents	(136,048)	36,549
Cash and equivalents, beginning of period	575,824	515,848

Cash and equivalents, end of period	$439,776	$552,397

See notes to condensed consolidated financial statements.

3Com Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.  Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our financial position as of August 27, 2004, and our results of operations and cash flows for the three months ended August 27, 2004 and August 29, 2003.

We use a 52 or 53-week fiscal year ending on the Friday nearest to May 31.  The results of operations for the three months ended August 27, 2004 may not be indicative of the results to be expected for the fiscal year ending June 3, 2005.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 28, 2004.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities.  EITF 00-21 is effective for fiscal periods beginning after June 15, 2003; for us, EITF 00-21 became effective for the second quarter of fiscal 2004.  The adoption of EITF 00-21 did not have a material effect on our financial position or results of operations.

In December 2003, the SEC released Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104).  SAB 104 clarifies existing guidance regarding revenue for contracts which contain multiple deliverables to make it consistent with EITF No. 00-21.  The adoption of SAB 104 did not have a material effect on our financial position or results of operations.

Note 2.  Discontinued Operations

On March 4, 2003, we entered into an agreement (Asset Purchase Agreement) to sell selected assets and liabilities of our CommWorks division to UTStarcom, Inc. in exchange for $100.0 million in cash, subject to certain closing adjustments.  On May 23, 2003, we completed the sale pursuant to the terms of the Asset Purchase Agreement.  As a result, we reported the CommWorks division as a discontinued operation beginning in the fourth quarter of fiscal 2003 and restated all prior periods presented on a comparative basis.  The loss from discontinued operations for the first quarter of fiscal 2004 resulted from adjustments to previous estimates of liabilities related to the sale of the CommWorks division.

Note 3.  Stock-Based Compensation

We have stock option plans under which employees and directors may be granted options to purchase common stock.  Options generally are granted with exercise prices at not less than the fair market value at the date of the grant, vest annually over two to four years, and expire seven to ten years after the grant date.  In September 2003, our stockholders approved the 2003 Stock Plan (the new plan), which replaced the 1983 Stock Option Plan, the 1994 Stock Option Plan, the Director Plan, and the Restricted Stock Plan (the prior plans) for all stock awards granted subsequent to the approval date.  In connection with the approval of the new plan, we cancelled all shares available for issuance under the prior plans (other than those shares underlying outstanding awards), which included approximately 128 million shares at the time of approval; at the same time, 20 million shares were reserved for issuance under the new plan.

As discussed above, our 2003 Stock Plan replaced the Restricted Stock Plan for the issuance of restricted stock.  Restricted stock represents shares of common stock that have been issued at no cost to key employees, and that vest generally over a one to four-year period and are subject to our right to reacquire those shares upon such person’s termination of employment to the extent that such right has not lapsed.  We also grant time accelerated restricted stock awards whereby shares with a specified time-based vesting period may be accelerated if specific performance milestones are achieved.

We also have an employee stock purchase plan (ESPP) under which eligible employees may authorize payroll deductions of up to ten percent of their compensation, as defined, to purchase common stock at a price of 85 percent of the lower of the fair market value as of the beginning or the end of the six-month offering period.  In September 2003, our stockholders approved an increase of five million shares available for issuance under the ESPP.

As permitted under Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation,” we follow Accounting Principles Board (APB) Opinion 25 and related Interpretations in accounting for stock-based awards to employees.  Under APB Opinion 25, compensation expense associated with employee stock awards is measured as the difference, if any, between the price to be paid by an employee and the fair value of the underlying common stock on the grant date, which usually is the measurement date for accounting purposes.  Generally, we recognize no compensation expense with respect to stock-based option awards and stock issued under the ESPP.  However, to the extent that we modify an employee’s stock options in connection with our restructuring activities (for example, by extending the period of time permitted for exercising a stock option following an employee’s involuntary termination), we record compensation expense attributable to the modifications at the time the related severance cost is recorded.  Also, we record compensation expense related to restricted stock over the applicable vesting period; such compensation expense is measured as the fair market value of the restricted stock at the date of the grant.  Total stock-based compensation expense was $0.7 million and $0.3 million for the fiscal quarters ended August 27, 2004 and August 29, 2003, respectively.

SFAS 123 requires disclosure of the pro forma effects on our reported net loss and net loss per share of applying the fair value recognition provisions of SFAS 123 to stock-based employee compensation.  The following table illustrates such pro forma effects for the fiscal quarters ended August 27, 2004 and August 29, 2003:

	Three Months Ended
(In thousands, except per share amounts)	August 27, 2004	August 29, 2003

Net loss as reported	$(35,545)	$(105,994)

Add: Stock-based compensation included in reported net loss	652	298
Deduct: Stock-based compensation determined under fair value-based method, net of related tax effects	(4,512)	(5,277)
Pro forma net loss	$(39,405)	$(110,973)

Net loss per share:
As reported—basic and diluted	$(0.09)	$(0.29)
Pro forma—basic and diluted	(0.10)	(0.30)

For purposes of this pro forma disclosure, the estimated fair values of employee stock options (ESOs) are assumed to be amortized over the applicable vesting periods, and the estimated fair values of ESPP shares are assumed to be amortized over the applicable subscription periods.

The fair values of ESOs granted during the first quarters of fiscal 2005 and fiscal 2004 have been estimated as of the date of grant using the Black-Scholes option pricing model.  The assumptions used in preparing the estimates and the resulting fair values are shown below:

	Three Months Ended
	August 27, 2004	August 29, 2003

Volatility	57%	67%
Risk-free interest rate	3.3%	2.6%
Dividend yield	0.0%	0.0%
Estimated average life (years after vesting date)	1.5	1.5
Fair value per share	$2.24	$2.66

During the first quarters of fiscal 2005 and fiscal 2004, there were no shares issued under the ESPP.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, our management believes that the existing models do not necessarily provide a reliable single measure of the fair value of our stock options.

Note 4.  Restructuring Charges

In recent fiscal years, we have undertaken several initiatives involving significant changes in our business strategy and cost structure.  In fiscal 2001, we began a broad restructuring of our business to enhance the focus and cost effectiveness of our business units in serving their respective markets.  These efforts continued through fiscal 2002.  We took the following specific actions in fiscal 2001 and 2002 (the “Fiscal 2001 and 2002 Actions”):  we organized around independent businesses that utilized shared central services; we exited product lines; we outsourced the manufacturing of certain high volume server, desktop and mobile connectivity products in a contract manufacturing arrangement; we implemented a reduction in workforce; and we consolidated our real estate facilities and made plans to sell excess facilities.

As a result of further sales declines and net losses, we took additional restructuring actions in fiscal 2003 (the “Fiscal 2003 Actions”).  We announced the integration of the support infrastructure of two of our business units to leverage a common infrastructure in order to drive additional costs out of the business.  Additionally, we entered into an agreement to outsource certain information technology (IT) functions, reduced our workforce, and continued to consolidate and dispose of excess facilities.

In response to continuing sales declines and net losses, we took additional measures to reduce costs during fiscal 2004 (the “Fiscal 2004 Actions”) and the first quarter of fiscal 2005 (the “Fiscal 2005 Actions”).  These actions included reductions of our workforce, outsourcing of our remaining manufacturing operations, and continuing efforts to consolidate and dispose of excess facilities.

Restructuring charges related to these various initiatives in the first quarters of fiscal 2005 and fiscal 2004 were $2.8 million and $48.6 million, respectively.  Such charges were net of credits of $4.9 million and $0.8 million in the first quarters of fiscal 2005 and fiscal 2004, respectively, related primarily to revisions of previous estimates of employee separation expenses, lease obligation costs, and values on held for sale properties.

Accrued liabilities associated with restructuring charges are classified as current, since we intend to satisfy such liabilities in cash in the current year, and are included in the caption “Accrued liabilities and other” in the accompanying condensed consolidated balance sheets.

Fiscal 2005 Actions

The following table provides a summary of the components of accrued restructuring charges related to the restructuring actions initiated in the first quarter of fiscal 2005, together with changes in the accrued amounts during the first quarter of fiscal 2005 and the ending balances as of August 27, 2004 (in thousands):

	Employee Separation Expenses	Facilities- related Charges	Other Restructuring Costs	Total
Balance at May 28, 2004	$—	$—	$—	$—
Provision	5,439	59	333	5,831
Payments and non-cash charges	(2,192)	(59)	(333)	(2,584)

Balance at August 27, 2004	$3,247	$—	$—	$3,247

Employee separation expenses include severance pay, outplacement services, and medical and other related benefits.  The reduction in workforce affected employees mainly in the sales and marketing, supply chain, and general and administrative functions.  The total reduction in workforce associated with actions initiated during the first quarter of fiscal 2005 includes approximately 40 employees.  Separation payments associated with actions initiated during the first quarter of fiscal 2005 totaled $3.2 million through August 27, 2004.

Facilities-related charges include costs associated with vacating leased offices in fiscal 2005.  Other restructuring costs relate mainly to obligations associated with the termination of service agreements.

Fiscal 2004 Actions

The following table provides a summary of the components of accrued restructuring charges related to the restructuring actions initiated in fiscal 2004, together with changes in the accrued amounts during the first quarter of fiscal 2005 and the ending balances as of August 27, 2004 (in thousands):

	Employee Separation Expenses	Facilities- related Charges	Other Restructuring Costs	Total
Balance at May 28, 2004	$5,529	$530	$—	$6,059
Provision (benefit)	(2,208)	(2,455)	192	(4,471)
Payments and non-cash charges	(2,596)	2,600	(192)	(188)

Balance at August 27, 2004	$725	$675	$—	$1,400

The net benefit recorded in the first quarter of fiscal 2005 for employee separation expenses related to revisions of previous estimates of employee separation expenses.  The reduction in workforce affected employees in the sales and marketing, customer support, manufacturing, research and development, and general and administrative functions.  The total reduction in workforce associated with actions initiated during fiscal 2004 included approximately 1,300 employees who had been separated.  Since the inception of this restructuring initiative, $55.0 million of separation payments have been made through August 27, 2004.

Facilities-related charges in the first quarter of fiscal 2005 relating to restructuring actions initiated in fiscal 2004 were the result of revisions in estimates of lease obligation costs.  Additionally, in the first quarter of fiscal 2005, we recorded a $2.6 million benefit related to fair value adjustments of properties classified as held for sale.

Fiscal 2003 Actions

The following table provides a summary of the components of accrued restructuring charges related to the restructuring actions initiated in fiscal 2003, together with changes in the accrued amounts during the first quarter of fiscal 2005 and the ending balances as of August 27, 2004 (in thousands):

	Facilities- related Charges	Total
Balance at May 28, 2004	$2,566	$2,566
Provision	221	221
Payments and non-cash charges	(360)	(360)

Balance at August 27, 2004	$2,427	$2,427

Facilities-related charges in the first quarter of fiscal 2005 relating to restructuring actions initiated in fiscal 2003 were the result of revisions in estimates of lease obligation costs.

Fiscal 2001 and Fiscal 2002 Actions

The following table provides a summary of the components of accrued restructuring charges related to the restructuring actions initiated in fiscal 2001 and fiscal 2002, together with changes in the accrued amounts during the first quarter of fiscal 2005 and the ending balances as of August 27, 2004 (in thousands):

	Facilities- related Charges	Other Restructuring Costs	Total
Balance at May 28, 2004	$6,723	$82	$6,805
Provision	1,203	—	1,203
Payments and non-cash charges	(1,320)	(31)	(1,351)

Balance at August 27, 2004	$6,606	$51	$6,657

Additional facilities-related charges were the result of changes in estimates associated with various lease obligations.  Other restructuring costs relate mainly to obligations associated with the termination of service agreements.

Note 5.  Investment in Unconsolidated Joint Venture

On November 17, 2003, we formed the Huawei-3Com Joint Venture (H-3C) with a subsidiary of Huawei Technologies, Ltd. (Huawei).  H-3C is domiciled in Hong Kong, and has its principal operating centers in Hangzhou and Beijing, China.

At the time of formation, we contributed cash, assets related to our operations in China and Japan, and licenses related to certain intellectual property in exchange for 49 percent ownership interest.  We recorded our initial investment in H-3C at $160.1 million, reflecting the carrying value of the assets contributed.  Huawei contributed its enterprise networking business assets – including Local Area Network (LAN) switches and routers; engineering, sales, and marketing resources and personnel; and licenses to its related intellectual property – in exchange for a 51 percent ownership interest.  Huawei’s contributed assets were valued at $178.2 million at the time of formation.  Two years after formation of H-3C, we have the one-time option to purchase an additional two percent ownership interest from Huawei for an amount not to exceed $28 million.  Three years after formation of H-3C, we and Huawei each have the right to purchase all of the other partner’s ownership interest through a bid process.

We account for our investment in H-3C by the equity method.  Under this method, we record our proportionate share of H-3C’s net income or loss based on the most recently available financial statements.  Since H-3C follows a calendar year basis of reporting, we report our equity in H-3C’s net income or loss based on H-3C’s financial statements for the most recent calendar quarter, two months in arrears.  In determining our share of H-3C’s net income or loss, we make certain adjustments to H-3C’s reported results.  Such adjustments are made primarily to recognize the value and related amortization expense associated with Huawei’s contributed assets, as well as to defer H-3C’s sales and gross profit on sales of products sold to us that remained in our inventory at the end of the accounting period.  During the first quarter of fiscal 2005, we recorded a loss of $2.6 million related to our share of H-3C’s net loss, as adjusted as described above, for the quarter ended June 30, 2004; this loss is included in the accompanying Condensed Consolidated Statement of Operations under the caption “Equity interest in loss of unconsolidated joint venture.”  The carrying value of our investment in H-3C as of August 27, 2004 was $140.3 million.

Summarized financial information for H-3C as of and for the quarter ended June 30, 2004, as adjusted as described above, is as follows (in thousands):

June 30, 2004
Balance Sheet:
Current assets	$241,197
Non-current assets	158,428
Current liabilities	85,780
Non-current liabilities	8,866

Statement of Operations:
Sales	$62,700
Gross margin	24,590
Net loss	5,239

We and H-3C are parties to agreements providing for the sale of certain products between the two companies.  During the first quarter of fiscal 2005, we reported sales of products to H-3C of $3.6 million and made purchases of products from H-3C of $1.9 million.  As of August 27, 2004, our accounts receivable and accounts payable included $1.9 million and $1.9 million, respectively, related to transactions with H-3C.  Also, as of August 27, 2004, we had deferred approximately $0.1 million related to sales of products to H-3C that had not yet been shipped to H3-C’s end customers.

Note 6.  Comprehensive Loss

The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended
	August 27, 2004	August 29, 2003

Net loss	$(35,545)	$(105,994)

Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	264	(1,023)
Net unrealized gain on cash flow hedges	288	—
Change in accumulated translation adjustments	(161)	17

Total comprehensive loss	$(35,154)	$(107,000)

Note 7.  Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	August 27, 2004	August 29, 2003

Loss from continuing operations	$(35,545)	$(105,703)
Loss from discontinued operations	—	(291)

Net loss	$(35,545)	$(105,994)

Weighted average shares-basic	387,585	367,879
Effect of dilutive securities:
Employee stock options	—	—
Restricted stock	—	—
Weighted average shares-diluted	387,585	367,879

Net loss per share-basic and diluted:
Continuing operations	$(0.09)	$(0.29)
Discontinued operations	—	—

Net loss	$(0.09)	$(0.29)

Employee stock options and restricted stock, totaling 3.6 million and 2.6 million shares for the three months ended August 27, 2004 and August 29, 2003, respectively, were not included in the diluted weighted average shares calculation because the effects of these securities were antidilutive.

Note 8.  Inventories

Inventories consist of (in thousands):

	August 27, 2004	May 28, 2004

Finished goods	$21,835	$25,869
Work-in-process	609	485
Raw materials	959	1,325

Total inventory	$23,403	$27,679

Note 9.  Property and Equipment

Property and equipment held for sale as of August 27, 2004 and May 28, 2004 includes land, buildings and equipment in Ireland and the U.K.

In July 2003, we completed the sale of our 511,000 square foot office and research and development facility in Rolling Meadows, Illinois.  Net proceeds from the sale were $35.8 million, resulting in a loss on the sale of $1.1 million that was recorded in restructuring charges in the first quarter of fiscal 2004.  As part of the terms of the transaction, we entered into an agreement to lease back approximately 43,000 square feet of space at then-prevailing market rates.

Note 10.  Intangible Assets, Net

Intangible assets, net, consist of (in thousands):

	August 27, 2004	May 28, 2004

Intangible assets, gross	$37,156	$37,156
Accumulated amortization	(33,161)	(32,147)

Total intangible assets, net	$3,995	$5,009

In the first quarter of fiscal 2004, we recorded an impairment of intangible assets, consisting mainly of developed and core technology, associated with our acquisition of the Gigabit Ethernet network interface card business of Alteon Websystems in fiscal 2001.  We determined the amount of the impairment by comparing the carrying value of the intangible assets against the fair value, which was estimated as the present value of expected future net cash flows discounted at a rate of ten percent per year.  The impairment resulted from reduced sales and gross margin projections as compared to the initial projections at the time of the acquisition, due to the earlier-than-expected discontinuance of an acquired product.  As a result of the impairment analysis, we recorded a write down of $1.9 million, which is included in the caption “amortization and write down of intangibles” in the condensed consolidated statements of operations.

Based on the carrying value of our intangible assets as of August 27, 2004, amortization expense is expected to be $2.3 million for the remainder of fiscal 2005 and $1.7 million for fiscal 2006.

Note 11.  Accrued Warranty and Other Guarantees

Products are sold with varying lengths of warranty ranging from 90 days to the lifetime of the products.  Allowances for estimated warranty costs are recorded in the period of sale, based on historical experience related to product failure rates and actual warranty costs incurred during the applicable warranty periods.  Also, on an ongoing basis, we assess the adequacy of our allowances related to warranty obligations recorded in previous periods and may adjust the balances to reflect actual experience or changes in future expectations.

The following table summarizes the activity in the allowance for estimated warranty costs for the three months ended August 27, 2004 and August 29, 2003 (in thousands):

	First three months of fiscal 2005	First three months of fiscal 2004

Accrued warranty, beginning of period	$43,825	$44,775
Provision for warranties related to products sold during the period	7,896	8,881
Cost of warranty claims processed during the period	(9,124)	(8,495)
Adjustments to preexisting warranties	—	130

Accrued warranty, end of period	$42,597	$45,291

Prior to fiscal 2003, we entered into several agreements whereby we had sold products to resellers who had, in turn, sold the products to others, and we guaranteed the payments of the end users.  If all end users under these agreements were to default on their payments as of August 27, 2004, we would be required to pay approximately $2.4 million.  However, since deferred revenue and accrued liabilities related to such sales approximate the guaranteed amounts, any payments resulting from end user defaults would not have a material impact on our results of operations.

In connection with the development of our Rolling Meadows facility, we guaranteed a municipal bond in the amount of $2.5 million for site improvements.  Our obligation pursuant to the guarantee had been accrued as of May 30, 2003, and was repaid in connection with the completion of the sale of the Rolling Meadows facility in the first quarter of fiscal 2004.  As of August 27, 2004, our liabilities included $2.8 million for similar obligations related to various other facilities that we have vacated.

Note 12.  Stockholders’ Equity

In the first quarter of fiscal 2005, we repurchased approximately 15.0 million shares of our common stock at a total cost of $73.4 million.  These repurchases were made pursuant to the stock repurchase program that was approved by our Board of Directors in March 2003, and that authorizes expenditures of up to $100.0 million during a two-year period through March 2005.  At August 27, 2004, approximately $26.6 million of the authorization remains available for future repurchases.

Note 13.  Business Segment Information

Effective for fiscal 2004, we streamlined our management and operating structure, and merged our previous multiple operating segments into a single, integrated enterprise networking business.  As a result, effective for fiscal 2004, we present financial information related to our business on the basis of a single segment.

Although we operate as a single, integrated business as discussed above, certain product groups accounted for a significant portion of our sales.  For the three months ended August 27, 2004 and August 29, 2003, sales of significant products were as follows:

	Three Months Ended August 27, 2004		Three Months Ended August 29, 2003
Products	Sales	Sales %	Sales	Sales %

Fixed-configuration 10/100 Mbps switching	$72,303	45%	$70,583	44%
Fixed-configuration Gigabit switching	30,474	19	19,999	12
Server, desktop, and mobile connectivity	15,471	10	31,188	19
	$118,248	74%	$121,770	75%

Sales by geographic region are as follows (in thousands):

	Three Months Ended
	August 27, 2004	August 29, 2003

Americas	$73,831	$68,603
Europe, Middle East, and Africa	67,382	63,819
Asia Pacific Rim	21,136	29,457
	$162,349	$161,879

Sales information by geography is reported based on the customer’s designated delivery point.  For the three months ended August 27, 2004 and August 29, 2003, sales to customers in the United States (Americas region) totaled $58.6 million, or 36 percent of total sales, and $54.8 million, or 34 percent of total sales, respectively.  There were no other individual countries for which sales exceeded ten percent of total sales.

Note 14.  Litigation

We are party to lawsuits in the normal course of our business.  Litigation can be expensive and disruptive to normal business operations.  Moreover, the results of complex legal proceedings are difficult to predict.  We believe that we have meritorious defenses in each of the cases set forth below in which we are named as a defendant and we are vigorously contesting each of these matters.  An unfavorable resolution of one or more of these lawsuits could adversely affect our business, financial position, or results of operations.  We cannot estimate the loss or range of loss that may be reasonably possible for any of the contingencies described and, accordingly, we have not recorded any associated liabilities in our consolidated balance sheets.

On March 4, 2003, we filed suit against PCTEL, Inc. (PCTEL) in the United States District Court for the Northern District of Illinois, Civil Action Number 03C 1582, alleging infringement of United States Patents Numbered 5,872,836, 5,646,983, 5,724,413, 6,097,794, 6,696,660, 5,532,898 and 5,777,836.  On March 5, 2003, PCTEL filed suit against us in the United States District Court for the Northern District of California, Civil Action Number C 03 0982, alleging infringement of United States Patent Number 4,841,561 entitled “Operating default group selectable data communication equipment” seeking damages and injunctive relief, and further seeking a declaration that PCTEL does not infringe our Patents Numbered 5,872,836, 5,646,983, 5,724,413, 6,097,794, 6,696,660, 5,532,898 and 5,777,836, and that such patents are void and invalid.  The action which we initiated in the District Court for the Northern District of Illinois was transferred to the District Court for the Northern District of California on June 11, 2003 and assigned Civil Action Number C 03 2710.  On August 18, 2003, that action was consolidated for certain purposes with the action PCTEL initiated against us in the Northern District of California.

In November 2000, a shareholder derivative and class action lawsuit, captioned Shaev v. Claflin, et al., No. CV794039, was filed in California Superior Court.  The complaint alleges that our directors and officers breached their fiduciary duties to 3Com in connection with the adjustment of employee and director stock options in connection with the separation of 3Com and Palm, Inc. (since renamed palmOne).  On May 13, 2003, the Court dismissed the Second Amended Complaint.  The plaintiff has appealed the Court’s decision.  On June 21, 2004, the Court of Appeal for the State of California, Sixth Appellate District, upheld the Court’s dismissal of the lawsuit without leave to amend or refile.  The plaintiff filed a Petition for Review with the California Supreme Court on July 29, 2004 which was denied by the Court on September 28, 2004.

On April 28, 1997, Xerox Corporation (Xerox) filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corporation in the United States District Court for the Western District of New York.  We completed our acquisition of these companies on June 12, 1997.  The case is now captioned Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corporation, Palm Computing, Inc., and Palm, Inc. (Civil Action Number 97-CV-6182T).  Xerox alleged willful infringement of United States Patent Number 5,596,656, entitled “Unistrokes for Computerized Interpretation of Handwriting.”  Xerox sought to recover damages and to permanently enjoin the defendants from infringing the patent in the future.  In 2000, the District Court dismissed the case, ruling that there was no infringement.  On appeal, the Court of Appeals for the Federal Circuit affirmed-in-part, reversed-in-part and remanded the case to the District Court for further action.  On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the patent is valid, enforceable, and infringed.  The defendants then filed a Notice of Appeal.  On February 22, 2002, the District Court denied Xerox’s motion for an injunction prohibiting further alleged infringement during the appeal and ordered the defendants to post a bond in the amount of $50 million.  Xerox then appealed the denial of the injunction.  On February 20, 2003, the Court of Appeals issued its decision affirming in part and reversing in part the order of the trial court.  The Court of Appeals affirmed the grant of summary judgment of infringement, reversed the grant of summary judgment of validity and remanded the case to the trial court to conduct a complete validity analysis.  In connection with the separation of Palm from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement dated February 26, 2000 between 3Com and Palm, Palm agreed to indemnify and hold 3Com harmless for any damages or losses that might arise out of the Xerox litigation.  On May 21, 2004, the District Court awarded summary judgment to the defendant, holding that Xerox’s patent was invalid, and dismissed the remaining claims.  Xerox has appealed the decision.

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

This quarterly report on Form 10-Q contains forward-looking statements.  These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

•                                          The environment for enterprise networking equipment;

•                                          Our goals for sales growth, gross margin expansion and profitability;

•                                          The competitive pricing environment;

•                                          The impact of Industry conditions on component suppliers and contract manufacturers;

•                                          New competitors entering the market for higher end, enterprise core routing and switching products;

•                                          Aggressive actions by competitors targeted at gaining share in the small to medium-sized enterprise market;

•                                          The advanced nature and ready availability of merchant silicon, which allows low-end competitors to deliver feature rich products;

•                                          Our projections for sales and gross margin for the second quarter of fiscal 2005;

•                                          Our projections for a net loss and negative cash flow for the second quarter of fiscal 2005;

•                                          Execution of our business plan to grow sales by improving our product lines and the effectiveness of our existing sales channels and the development of new sales channels;

•                                          The dependence of our future success on sales of our enterprise networking products;

•                                          Expansion of our product lines targeting mid- to large-sized enterprise customers, our largest growth opportunities;

•                                          The trend towards standardization of routing and switching technology;

•                                          The evolution of networking technology enabling convergence of data, voice and video over Internet Protocol (IP) networks and the expected benefits of converged networks;

•                                          Our goal of growth and profitability over the long term;

•                                          Cash flow from operating activities and our ability to satisfy anticipated cash requirements for the next twelve months;

•                                          Improvements in our net cash flow from operations resulting from our restructuring actions;

•                                          Activities of 3Com Ventures, including capital call payments to certain venture capital funds;

•                                          Sources of competition, including Huawei Technologies, Ltd.;

•                                          The decline in sales of our desktop, mobile and server connectivity products;

•                                          Our restructuring and cost-reduction efforts, including workforce reductions and the effect on employees;

•                                          Acquisitions of companies or technologies;

•                                          Our reliance on strategic relationships, including our joint venture with Huawei Technologies, Ltd.;

•                                          Outsourcing of some of our functions and dependence on contract manufacturing;

•                                          Industry trends and our response to those trends;

•                                          Outcome and effect of current and potential and future litigation;

•                                          Protection and enforcement of intellectual property rights; and

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

On May 23, 2003, we completed the sale of the CommWorks division and transferred certain assets and liabilities to UTStarcom, Inc. pursuant to the terms of the Asset Purchase Agreement.  As a result of the sale, we reported the CommWorks division as a discontinued operation beginning in the fourth quarter of fiscal 2003.  Accordingly, the Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document reflect the CommWorks division as a discontinued operation for all periods presented.  Unless otherwise indicated, the following discussion relates to our continuing operations.

BUSINESS OVERVIEW

We provide innovative, practical and high-value data and voice networking products, services and solutions for enterprises of all sizes and public sector organizations.  We are a company with a global presence, strong brand identity, large intellectual property portfolio and strong balance sheet.  We believe that our relationships with strategic partners, broad product portfolio and significant distribution channels provide us with strong foundation for future growth.

We generally sell our products through a two-tier distribution channel comprised of distributors and resellers.  Distributors are the first tier of the channel providing global distribution, logistics, market development and other services.  Distributors generally sell to the second tier of the channel, comprising value added resellers (VARs) and other channel partners targeting the small and mid-sized enterprise businesses.  Although a majority of our sales are made through our two-tier distribution channel, we also work closely with systems integrators, major telecommunications service providers, and direct marketers.  We also maintain a field sales organization that works alongside our channel partners to assist them in achieving their sales goals.

In previous periods, a substantial portion of our sales has been derived from a limited number of distributors, the largest of which are Ingram Micro Inc. and Tech Data Corporation.  We expect that these distributors will continue to represent a significant percentage of our sales for the foreseeable future.  The table below sets forth the percentage of sales derived from these major distributors for the first quarters of fiscal 2005 and fiscal 2004, respectively.

	Three Months Ended
	August 27, 2004	August 29, 2003

Ingram Micro, Inc.	23%	22%
Tech Data Corporation	14	13
Total	37%	35%

We have undergone significant changes in recent years, including:

•                  exiting product lines that were not expected to yield a satisfactory return on investment;

•                  significant headcount reductions;

•                  outsourcing of certain information technology functions (IT) and other functions;

•                  outsourcing of all manufacturing activity;

•                  selling excess facilities;

•                  forming the Huawei-3Com Joint Venture (H-3C);

•                  introducing new product lines targeted at mid- to large-sized enterprises; and

•                  realigning our sales and marketing channels and expenditures.

We believe an overview of these significant changes is helpful to an understanding of our operating results.

Significant Events

In the fourth quarter of fiscal 2001, we undertook several broad initiatives in an attempt to return 3Com to profitability.  These initiatives included exiting certain product lines that were not expected to yield a satisfactory return on investment.  During fiscal 2002, we continued to experience declining sales.  In response to this decline, we undertook additional measures to further reduce costs, including headcount reductions, long term asset retirements, and outsourcing manufacturing operations.  During fiscal 2003, as our sales and overall financial performance continued to decline, we undertook several additional broad initiatives to achieve further cost savings.  The first of these initiatives involved the integration of certain central functions of our business units in order to achieve cost savings.  Other actions included headcount reductions, outsourcing of certain IT functions, and continuing efforts to consolidate and sell excess facilities.  All of these actions generated restructuring charges, but also resulted in reductions in sales and marketing, research and development, and general and administrative expenses.

During fiscal 2004, we undertook a number of actions, affecting both sales and expenses, with the objective of restoring 3Com to profitability.  We expanded our product portfolio to include more Layer 3-plus and higher-end products, additional modular switches and routers, and a higher-end Voice-over-Internet Protocol (VoIP) offering.  We believe that such an expanded product portfolio will allow us to deliver converged data and voice networking solutions not only to our traditional customers but also to larger and multi-site enterprises.  We consolidated our company’s operations into a single integrated business organized along functional lines, and we relocated headquarters and key management positions and functions from our Santa Clara, California location to our Marlborough, Massachusetts location as a more effective way to run this simplified business model.  Also, we consolidated our operations into fewer facilities, disposed of excess real estate, relocated transaction processing activities to lower cost locations, outsourced our Dublin, Ireland manufacturing operations to our contract manufacturers, and upgraded and modified our IT infrastructure and systems to more cost-effective alternatives.  In connection with these various actions, we reduced our overall workforce by approximately forty percent.

On November 17, 2003, we formed our joint venture, Huawei-3Com (H-3C), which is domiciled in Hong Kong and has its principal operating centers in Hangzhou and Beijing, China.  We contributed $160 million in cash, assets related to our operations in China and Japan, and licenses to related intellectual property in exchange for 49 percent ownership interest of the joint venture.  In the first quarter of fiscal 2005, we expanded the joint venture’s market to include Hong Kong in addition to China and Japan.  We expect this venture to provide three key benefits to us – an expanded product line, access to low cost and highly effective engineering talent, and a significant presence in the China, Japan and, beginning in the first quarter of fiscal 2005, Hong Kong markets.

During the first quarter of fiscal 2005, we undertook several additional actions that we believe will enhance our competitiveness, execution and profitability over the longer term.  We introduced new products targeted at market segments that we expect will grow in the future; these products include modular routers and switches sourced from H-3C, as well as voice, security and wireless solutions.  Also, we are increasing our focus on sales and marketing activities.  Current initiatives include developing an expanded set of “enterprise class” channels to handle our expanded product line, and implementing marketing programs that we believe will improve our effectiveness and productivity in our existing channels, particularly those that target small and mid-sized businesses.  For example, we are decreasing volume rebates and replacing them with even higher levels of funding in the form of market development funds, which will allow us to create more end user demand for both us and our partners.  To further lower our costs and expenses, we reduced our total workforce by approximately four percent.  Some of these reductions in our workforce will be backfilled in the future in connection with selective hiring consistent with our strategy and focus – for example, by increases in our direct field sales organization targeting mid- to large-sized businesses.

Summary of Financial Performance for the First Quarter of Fiscal 2005

•                  Our sales for the first quarter of fiscal 2005 were $162.3 million, essentially flat compared to sales for the first quarter of fiscal 2004 of $161.9 million.

•                  Our gross margin increased to 38.2% for the first quarter of fiscal 2005 from 30.9% for the first quarter of fiscal 2004.

•                  Our operating expenses for the first quarter of fiscal 2005 were $97.0 million, compared to $165.7 million for the first quarter of fiscal 2004, a net decrease of $68.7 million or 41.5%.  Operating expenses for the first quarter of fiscal 2005 and fiscal 2004 included restructuring charges of $2.8 million and $48.6 million, respectively.

•                  Our net loss for the first quarter of fiscal 2005 was $35.5 million compared to a net loss for the first quarter of fiscal 2004 of $106.0 million, an improvement of $70.5 million.

•                  Our balance sheet remains strong with cash and short-term investment balances at the end of the first quarter of fiscal 2005 of $1,263.6 million, compared to cash and short-term investment balances of $1,383.4 million at the end of the fourth quarter of fiscal 2004.

Business Environment and Future Trends

We believe that we have begun to see the positive impacts of some of our growth-related and restructuring initiatives undertaken in recent periods.  In the first quarter of fiscal 2005, sales from our enterprise networking products – the focus of our strategy – were $146.8 million, an increase of 12 percent over the amount reported for the first quarter of fiscal 2004.  Although reported sales for the first quarter of fiscal 2004 were negatively impacted by a change in our channel inventory model, sales from enterprise networking products grew on a year-over-year basis, even considering the impact of this change.  Also, we achieved significant improvements in gross margin, costs and expenses and profitability on a year-over-year basis.

Despite these positive developments, we are facing a difficult and uncertain environment.  Networking industry analysts and participants differ widely in their assessments concerning the prospects for near-term industry growth.  We have observed signs of growth in certain industry segments over the past few months, but such growth has been modest and may not be sustained in the months ahead.  Other industry factors and trends also present significant challenges with respect to our goals for sales growth, gross margin expansion and profitability in the short term.  Such factors and trends include:

•                  The impact of the uncertain industry environment on product pricing;

•                  The impact of the uncertain industry environment on component suppliers and contract manufacturers, and the related issues of component and capacity availability and costs;

•                  New, formidable competitors entering the market for higher end, enterprise core routing and switching products;

•                  Aggressive actions by competitors targeted at gaining share in market segments where we have had a strong position historically, such as the small to medium-sized enterprise market; and

•                  The advanced nature and ready availability of merchant silicon, which allows low-end competitors to deliver feature rich products and makes it increasingly difficult for us to differentiate our products.

Based on our current projections for sales and gross margin for the second quarter of fiscal 2005 — $170 million to $180 million and 38 percent, respectively – we believe that we will incur a net loss and negative cash flow from operations for the quarter.  Accordingly, although there are signs of progress with our enterprise networking strategy, we must accelerate the pace of improvement.  Our key focus for the remainder of fiscal 2005 is on execution of our business plan to grow sales – both in terms of improving the breadth and depth of our product lines as well as improving the effectiveness of our existing channels while developing new channels.  Our future success is highly dependent on increased sales of our enterprise networking products, and our largest growth opportunities continue to be linked to the expansion of our product lines targeting mid- to large-sized enterprise customers.  We believe that, through our expanding portfolio of products and solutions, we can offer such customers a number of advantages, including the following:

•                  Within the industry, there is a trend towards increased standardization of routing and switching technology.  Our products and solutions are based on open technology standards, and are designed and engineered to reduce reliance on proprietary systems, complexity and total cost of ownership.

•                  Traditionally, enterprises have deployed separate data networking and telephone infrastructures, with the attendant costs to install, operate and maintain the separate infrastructures.  However, the continued evolution of networking technology is enabling convergence of data, voice and video over Internet Protocol (IP) networks.  Now, in many cases, enterprises are finding that new IP telephony networking technology can enable them to converge their traffic over a single infrastructure and achieve substantial cost savings – in terms of initial purchase price as well as ongoing costs of operation and maintenance – and provide new productivity-enhancing telephony features to their employees.  Similarly, the evolution of networking technology is now enabling enterprise-class wireless solutions as well as enhanced security solutions for both wired and wireless environments.  Our convergence ready data, voice and wireless are solutions built on an open architecture to protect network investments that support evolutionary migrations, heterogeneous networks, and ease of integration for new applications.

In summary, we believe that our recent initiatives and our planned actions for fiscal 2005 are consistent with our goals of growth and profitability over the longer term.  However, these initiatives and actions are based on certain assumptions concerning the overall economic outlook for the markets in which we operate, the expected demand for enterprise networking products, our ability to compete effectively and gain market share, and the cost and expense structure of our business.  These assumptions could prove to be inaccurate.  If current economic conditions deteriorate, or if our planned actions are not successful in achieving our goals, there could be additional adverse impacts on our financial position, sales, profitability or cash flows.  In that case, we might need to modify our strategic focus and restructure our business again to realign our resources and achieve additional cost and expense savings.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements, which are included in our Annual Report on Form 10-K for the fiscal year ended May 28, 2004.  Some of those accounting policies require us to make assumptions and estimates that affect the amounts reflected in our financial statements.  The following accounting policies are those which often require significant judgment and complex estimation:

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

For sales of products that contain software that is marketed separately, we apply the provisions of AICPA Statement of Position 97-2, “Software Revenue Recognition” as amended.  Sales of services, including professional services, system integration, project management, and training, are recognized upon delivery and completion of performance.  Other service revenue, such as that related to maintenance and support contracts, is recognized ratably over the contract term, provided that all other revenue recognition criteria have been met.  Royalty revenue from licensing is recognized as earned.

Allowance for doubtful accounts:  We continuously monitor payments from our customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  When we evaluate the adequacy of our allowances for doubtful accounts, we take into account various factors including our accounts receivable aging, customer creditworthiness, historical bad debts, and geographic and political risk.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.  As of August 27, 2004, our net accounts receivable balance was $63.4 million.

Inventory:  Inventory is stated at the lower of standard cost, which approximates cost, or net realizable value.  Cost is determined on a first-in, first-out basis.  We perform detailed reviews related to the net realizable value of inventory on an ongoing basis, for both inventory on hand and inventory that we are committed to purchase, giving consideration to deterioration, obsolescence, and other factors.  If actual market conditions differ from those projected by management and our estimates prove to be inaccurate, additional write-downs or adjustments to cost of sales might be required; alternatively, we might realize benefits through cost of sales for sale or disposition of inventory that had been previously written off.  As of August 27, 2004, our net inventory balance was $23.4 million.

Goodwill and intangible assets:  We review the value of our long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.  As of August 27, 2004, we had $4.0 million of net intangible assets and $0.9 million of goodwill remaining on the balance sheet, which we believe to be realizable based on the estimated future cash flows of the associated products and technology.  However, it is possible that the estimates and assumptions used in assessing the carrying value of these assets, such as future sales and expense levels, may need to be reevaluated in the case of continued market deterioration, which could result in further impairment of these assets.

Equity securities and other investments:  As of August 27, 2004, we had $156.4 million of equity securities and other investments, including $140.3 million related to our investment in H-3C.  We account for non-marketable equity securities and other investments at historical cost or, if we have the ability to exert significant influence over the investee, by the equity method.  Investments accounted for by the equity method include investments in limited partnership venture capital funds and our investment in H-3C.  In accounting for these investments by the equity method, we record our proportionate share of the fund’s net income or loss, or H-3C’s net income or loss, based on the most recently available quarterly financial statements.  Since H-3C has adopted a calendar year basis of reporting, we report our equity in H-3C’s net income or loss based on H-3C’s most recent quarterly financial statements, two months in arrears.

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

Restructuring charges:  Over the last several years we have undertaken significant restructuring initiatives.  These initiatives have required us to record restructuring charges related to severance and outplacement costs, lease cancellations, accelerated depreciation and write-downs of held for sale properties, write-downs of other long-term assets, and other restructuring costs.  Given the significance of our restructuring activities and the time required for execution and completion of such activities, the process of estimating restructuring charges is complex and involves periodic reassessments of estimates made at the time the original decisions were made.  The accounting for restructuring costs and asset impairments requires us to record charges when we have taken actions or have the appropriate approval for taking action, and when a liability is incurred.  Our policies require us to continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives.  As we continue to evaluate our business, we might be required to record additional charges for new restructuring activities as well as changes in estimates to amounts previously recorded.

Warranty:  We provide a limited warranty on our products for periods ranging from 90 days to the lifetime of the product, depending upon the product, and we record allowances for estimated warranty costs during the period of sale.  The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty.  If actual return rates or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales might be required.

Income taxes:  We are subject to income tax in a number of jurisdictions.  A certain degree of estimation is required in recording the assets and liabilities related to income taxes, and it is reasonably possible that such assets may not be recovered and that such liabilities may not be paid or that payments in excess of amounts initially estimated and accrued may be required.  We assess the likelihood that our deferred tax assets will be recovered from our future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance.  We consider historical taxable income, estimates of future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance.  Based on various factors, including our recent losses and estimates of future profitability, we have concluded that future taxable income will, more likely than not, be insufficient to recover our U.S. net deferred tax assets as of August 27, 2004.  Accordingly, we have established an appropriate valuation allowance to offset such deferred tax assets.  Adjustments could be required in the future if we determine that the amount to be realized is greater or less than the valuation allowance we have recorded.

Effects of Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities.  EITF 00-21 is effective for fiscal periods beginning after June 15, 2003; for us, EITF 00-21 became effective for the second quarter of fiscal 2004.  The adoption of EITF 00-21 did not have a material effect on our financial position or results of operations.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in our condensed consolidated income statements:

	Quarter Ended
	August 27, 2004	August 29, 2003

Sales	100.0%	100.0%
Cost of sales	61.8	69.1
Gross margin	38.2	30.9
Operating expenses:
Sales and marketing	33.9	38.7
Research and development	13.8	16.6
General and administrative	9.7	14.9
Amortization and write down of intangibles	0.6	2.1
Restructuring charges	1.7	30.1
Total operating expenses	59.7	102.4
Operating loss	(21.5)	(71.5)
Gains on investments, net	0.3	0.1
Interest and other income, net	0.6	2.4
Loss from continuing operations before income taxes, equity interests and discontinued operations	(20.6)	(69.0)
Income tax provision (benefit)	(0.3)	(3.7)
Equity interest in loss of unconsolidated joint venture	(1.6)	—
Loss from continuing operations	(21.9)	(65.3)
Discontinued operations, net of taxes	—	(0.2)

Net loss	(21.9)%	(65.5)%

Sales

Sales in the first quarter of fiscal 2005 totaled $162.3 million, and were essentially flat when compared to the same quarter one year ago.  However, in the first quarter of fiscal 2004, we reduced our channel inventory model to approximately 4.5 weeks of supply to reflect our improved supply chain processes and efficiency.  This change decreased sales reported in the first quarter of fiscal 2004.

Sales of our enterprise networking products in the first quarter of fiscal 2005 were $146.8 million, an increase of 12 percent from the first quarter of fiscal 2004 sales of $130.5 million.  The increase was due primarily to substantial growth in sales of our Gigabit switching solutions,  reflecting increasing demand for Gigabit products as the industry continues its transition from 10/100 Mbps products.  Also contributing to the increase were higher sales of voice products and modular switches and routers sourced from H-3C, reflecting enhanced sales and marketing efforts targeting mid- to large-sized enterprise customers.  Enterprise networking products represented 90 percent of total sales in the first quarter of fiscal 2005 compared to 81 percent in the same quarter one year ago.

Sales of our desktop, mobile and server connectivity products in the first quarter of fiscal 2005 were $15.5 million, a decrease of 50 percent from the first quarter of fiscal 2004 sales of $31.2 million.  The decrease in sales of connectivity products is the result of lower unit demand for these products, reflecting the continued shift in technology from traditional network interface card (NIC), personal computer (PC) card, and mini-peripheral component interconnect (Mini-PCI) form factors to PC chipsets with embedded networking technology, as well as lower average selling prices (ASPs).

By Geography.  U.S. sales in the first quarter of fiscal 2005 grew approximately 7% over the first quarter of fiscal 2004, and represented approximately 36 percent of total sales compared to approximately 34 percent of total sales in the prior year quarter.  The growth in U.S. sales was attributable to higher sales of Gigabit switching solutions, voice products, and modular switches and routers sourced from H-3C.  These increases were offset, in part, by a decrease in sales of connectivity products.

International sales in the first quarter of fiscal 2005 decreased 3 percent when compared to the same quarter one year ago.  The major factors contributing to these decreases were lower sales of connectivity products, and to a lesser extent, 10/100 Mbps switching products.  These decreases were offset, in part, by increases in sales of Gigabit switching solutions and modular switches and routers sourced from H-3C.

Gross Margin

Gross margin as a percentage of sales was 38.2 percent in the first quarter of fiscal 2005 compared to 30.9 percent in the first quarter of fiscal 2004.  Gross margin improved due to several factors, as follows:

Current quarter
Outsourced manufacturing and facility closure	3.4%
IT and facility-related expenses	2.3
Standard-related margin	0.9
Warranty provision	0.6
Impact of freight rates	0.4
Other	(0.3)
Total	7.3%

•                  Gross margin benefited by 3.4 percentage points compared to the prior year quarter due to effects associated with our decision to outsource our remaining manufacturing operations in Dublin during fiscal 2004.  Such effects include lower operating costs ($2.7 million) and the absence of impairment and transition costs incurred in the prior year quarter ($2.7 million).

•                  We allocate and report both IT and facilities-related expenses as a component of cost of sales and operating expenses.  On a year-to-year basis, the portion of such expenses allocated to cost of sales decreased by $3.7 million.

•                  Standard-related margin is a measure of product selling prices less direct manufacturing costs.  The increase in standard-related margin as compared to the same quarter one year ago was primarily related to product cost reductions.

•                  Warranty costs decreased in the first quarter of fiscal 2005 compared to the prior year quarter, primarily due to a reduction in returned materials.

•                  Freight costs decreased in the first quarter of fiscal 2005 compared to the prior year quarter, primarily due to reduced rates.

Operating Expenses

Operating expenses in the first quarter of fiscal 2005 were $97.0 million compared to $165.7 million in the first quarter of fiscal 2004, or a net decrease of $68.7 million.  Sales and marketing, research and development, and general and administrative expenses in the first quarter of fiscal 2005 decreased by $7.5 million, $4.5 million, and $8.5 million, respectively from the prior year quarter.  Additionally, amortization and write-down of intangibles and restructuring charges in the first quarter of fiscal 2005 decreased by $2.4 million and $45.8 million, respectively, from the prior year quarter.

As a percent of sales, total operating expenses in the first quarter of fiscal 2005 were 59.7 percent, compared to 102.4 percent in the first quarter of fiscal 2004.  In aggregate, sales and marketing, research and development and general and administrative expenses were 57.4 percent of sales in the first quarter of fiscal 2005, compared to 70.2 percent in the same period of fiscal 2004, and decreased $20.5 million on a year-to-year basis.  To a significant degree, these expenses are controllable and discretionary over time, but they are not directly variable with sales levels within a particular period.

We allocate and report both IT and facilities-related expenses as a component of cost of sales and operating expenses.  On an overall basis, total operating expenses in the first quarter of fiscal 2005 reflected a net decrease of $5.4 million in IT-related expenses compared to fiscal 2004, largely as a result of reductions of employee-related and other costs associated with our IT outsourcing initiatives, and a net decrease of $1.9 million in facilities-related expenses as a result of our continuing efforts to consolidate and dispose of excess facilities.

A more detailed discussion of the factors affecting each major component of total operating expenses is provided below.

Sales and Marketing.  Sales and marketing expenses in the first quarter of fiscal 2005 decreased $7.5 million, or 12 percent, compared to the first quarter of fiscal 2004, and decreased to 34 percent of total sales for the first quarter of fiscal 2005, compared to 39 percent of total sales for the first quarter of fiscal 2004.  The decreases were mainly due to reduced IT and facilities expenses, as well as reduced marketing expense as a result of more focused product and channel specific programs.

Research and Development.  Research and development expenses in the first quarter of fiscal 2005 decreased $4.5 million, or 17 percent, compared to the first quarter of fiscal 2004, and decreased to 14 percent of sales in the first quarter of fiscal 2005 compared to 17 percent of total sales in the first quarter of fiscal 2004.  The decreases were due mainly to reduced IT and facilities expenses and lower employee-related expenses resulting from reduced headcount.  These decreases were offset to some degree by a charge of approximately $1.7 million related to technology assets purchased during the first quarter of fiscal 2005 that we intend to incorporate into our future VoIP technology offerings.  Because these assets had not reached technological feasibility, had no alternative future use at the time of the purchase, we recorded the purchase price as research and development expense.

General and Administrative.  General and administrative expenses in the first quarter of fiscal 2005 decreased $8.5 million, or 35 percent, compared to the first quarter of fiscal 2004, and decreased to 10 percent of total sales in the first quarter of fiscal 2005 compared to 15 percent of total sales for the first quarter of fiscal 2004.  Contributing to the decrease in general and administrative expenses compared to the same period one year ago were lower employee-related expenses due to headcount reductions, as well as reductions in bad debt expenses, fees for professional services related to the establishment of H-3C venture and legal settlement costs.

Amortization and Write Down of Intangibles.  Amortization and write down of intangibles decreased $2.4 million in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004.  The principal factor in the year-to-year comparison was a $1.9 million impairment charge in the first quarter of fiscal 2004; this impairment charge was related to developed and core technology associated with the acquisition of assets from Alteon Websystems in fiscal 2001.  Additionally, the first quarter of fiscal 2004 had increased amortization expense as a result of a higher amortizable intangible asset bases.

Restructuring Charges.  Restructuring charges in the first quarter of fiscal 2005 were $2.8 million, compared to $48.6 million in the first quarter of fiscal 2004.  Restructuring charges in the first quarter of fiscal 2005 included $3.3 million for severance and outplacement costs and $0.5 million for other restructuring costs, primarily costs associated with the termination of service agreements.  Restructuring charges in the first quarter of fiscal 2005 also included a net benefit of $1.0 million for facilities-related costs, reflecting additional charges of $1.6 million related to revisions in estimates of lease obligation costs offset by a $2.6 million benefit related to fair value adjustments of properties classified as held for sale.

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

Gains on Investments, Net

Net gains on investments in the first quarters of fiscal 2005 and fiscal 2004, equal to $0.4 million and $0.1 million, respectively, were not significant.

Interest and Other Income, Net

Interest and other income, net, was $1.0 million in the first quarter of fiscal 2005, a decrease of $2.9 million compared to $3.9 million in the first quarter of fiscal 2004.  The decrease was due primarily to a provision for unrecoverable Value Added Tax for prior years as a result of an unfavorable tax authority ruling($2.4 million) and lower interest income associated with reduced income tax refunds ($1.1 million, net).

Income Tax Provision (Benefit)

Our income tax benefit was $0.5 million for the first quarter of fiscal 2005 compared to $6.0 million for the first quarter of fiscal 2004.  The net benefit in the first quarter of fiscal 2005 reflected a provision for income taxes in certain state and foreign jurisdictions ($0.9 million), more than offset by the benefit associated with favorable resolution of an income tax audit in a foreign jurisdiction that had been pending for several years ($1.4 million).  The net benefit in the first quarter of fiscal 2004 reflected a provision of $2.5 million for taxes in certain state and foreign jurisdictions, more than offset by the benefit of a foreign net operating loss carryback of $8.5 million.

Discontinued Operations

Discontinued operations relate to our CommWorks business that was sold in the fourth quarter of fiscal 2003.  We recorded a loss of $0.3 million in the first quarter of fiscal 2004 due to adjustments to previous estimates of liabilities related to the sale of CommWorks.

Liquidity and Capital Resources

Cash and equivalents and short-term investments at August 27, 2004 were $1,263.6 million, a decrease of approximately $119.7 million compared to the balance of $1,383.4 million as of May 28, 2004.

Net cash used in operating activities was $42.1 million in the first quarter of fiscal 2005, primarily reflecting our loss from continuing operations of $35.5 million.  We expect that cash flows from operating activities will be negative during the second quarter of fiscal 2005, and possibly longer, primarily due to continuing net losses.  There can be no assurances that we can reduce our net losses and negative cash flow in the foreseeable future, or that we can raise capital as needed to fund our operations on an ongoing basis.  However, based on current business conditions and our current operating and financial plans, but subject to the discussion in Business Environment and Industry Trends below, we believe that our existing cash and equivalents and short-term investments will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months.  As a result of the aforementioned fiscal 2005 restructuring actions and related charges, and based on our current projections for sales, costs and expenses, which are subject to significant uncertainty, we expect net cash flow from operations to be improved by approximately $2 million per quarter from the level reported for the first quarter of fiscal 2005.  This improvement excludes the impact of cash disbursements to be made in settlement of liabilities accrued as of August 27, 2004.

Net cash used in investing activities was $25.2 million for the first quarter of fiscal 2005, including approximately $20.3 million of net outflows related to purchases, sales and maturities of investments, $3.2 million of net outflows related to purchases and sales of fixed assets, and expenditures of $1.7 million related to the purchase of technology assets.

Our investments in equity securities include investments made by 3Com Ventures.  3Com Ventures selectively makes strategic investments in privately-held companies and in limited partnership venture capital funds, which in turn invest in privately-held companies.  This may include a strategic commercial or technology relationship, such as a component supply agreement or technology license arrangement, with these privately-held companies.  These investments were entered into with the intention of complementing our business strategies and research and development efforts.  3Com Ventures made strategic investments of $0.5 million in the first quarter of fiscal 2005 and has committed to make additional capital contributions to certain venture capital funds totaling $8.1 million.  We are contractually obligated to provide funding upon calls for capital.  The expiration dates for such capital calls are generally five to eight years from the inception of the fund, and the amounts and timing of such calls during that period are entirely at the discretion of the funds’ general partners.  We estimate that we will pay approximately $4.4 million over the next twelve months as capital calls are made.

During the first quarter of fiscal 2005, we made capital expenditures of $3.5 million for new property and equipment.  As of August 27, 2004, capital expenditure commitments outstanding were not material.

Net cash used in financing activities was $68.6 million in the first quarter of fiscal 2005.  There were no borrowings or repayments under our revolving line of credit during the first quarter of fiscal 2005.  As of August 27, 2004, we were eligible for borrowing under the revolving line of credit of up to $19.7 million, had no amounts outstanding, and had $13.6 million of bank-issued standby letters of credit and bank guarantees.

In the first quarter of fiscal 2005, we collected $4.8 million from the issuance of approximately 0.9 million shares of stock under our employee stock option program.  Our employee stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests.  We consider our option program critical to our operations and productivity; accordingly, essentially all of our employees participate.

In the first quarter of fiscal 2005, we repurchased approximately 15.0 million shares of our common stock at a total cost of $73.4 million.  These repurchases were made pursuant to the stock repurchase program that was approved by our Board of Directors in March 2003, and that authorizes expenditures of up to an aggregate of $100.0 million during a two-year period through March 2005.  At August 27, 2004, approximately $26.6 million of the authorization remains available for future repurchases.

As of August 27, 2004, our outstanding stock options as a percentage of outstanding shares were 15 percent.  This potential dilution is mainly the result of our distribution of Palm, Inc. common stock in the first quarter of fiscal 2001.  As a result of the Palm distribution, the number of shares of 3Com common stock subject to option grants was adjusted to preserve the intrinsic value of the stock options, resulting in an increase of 134 million options, and bringing the total option shares outstanding to 169 million at the time of the distribution.  We have closely managed new option grants during recent fiscal years with the goal of reducing the potential dilution associated with outstanding stock options.  As a result of these efforts, as well as the effects of option exercises and cancellations, the total number of outstanding options has been reduced approximately 66 percent since the Palm distribution.  In addition, as discussed below, the number of options available for future grant was reduced by 108 million shares due to approvals of proposals submitted to our stockholders at our annual stockholder meeting in September 2003.

Stock option activity during the first quarter of fiscal 2005 and stock option detail as of August 27, 2004, were as follows:

	Number of shares	Weighted average exercise price
	(in thousands)

Outstanding, May 28, 2004	56,885	$7.18
Granted	5,135	4.74
Exercised	(920)	5.23
Canceled	(3,016)	7.47
Outstanding, August 27, 2004	58,084	$6.98

			Outstanding options as of August 27, 2004
					Exercisable at August 27, 2004
Range of exercise prices			Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
			(in thousands)		(in thousands)

$0.13	-	$4.29	4,792	$4.21	2,518	$4.17
4.30	-	5.10	12,030	4.76	4,905	4.83
5.11	-	5.54	11,262	5.38	7,681	5.44
5.55	-	6.09	9,161	5.92	8,562	5.94
6.10	-	10.09	12,392	8.07	9,940	8.29
10.10	-	21.57	8,447	13.39	8,376	13.38
Total			58,084	$6.98	41,982	$7.65

The following table summarizes our equity compensation plans as of August 27, 2004:

	Number of securities to be issued upon exercise of options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)
	(in thousands)		(in thousands)

Equity compensation plans approved by stockholders	26,951	$7.20	21,019
Equity compensation plans not approved by stockholders*	30,900	6.79	—

Total	57,851	$6.98	21,019

*Excludes 0.2 million outstanding options with an average exercise price of $5.68.  These options were assumed in connection with acquisitions and no additional options are available for future issuance under such plans.

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

We have incurred significant net losses in recent fiscal periods, including $36 million for the first quarter of fiscal 2005, and $349 million, $284 million and $596 million for fiscal years 2004, 2003 and 2002, respectively, and we may not be able to return to profitability.

We incurred a net loss of $36 million for the first quarter of fiscal 2005, and net losses of $349 million, $284 million and $596 million for fiscal 2004, 2003 and 2002, respectively.  Although we are taking steps designed to improve our results of operations, we cannot assure you that we will return to profitability.

We have faced a number of challenges that have affected our operating results over the last several fiscal years.  Specifically, we have experienced, and may continue to experience, the following:

•                  declining sales due to price competition and reduced incoming order rate;

•                  increased risk of excess and obsolete inventories;

•                  excess facilities;

•                  operating expenses that, as a percentage of sales, have exceeded our desired financial model; and

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

We may not be able to compensate for lower sales or unexpected cash outlays with cost reductions sufficient to generate positive net income or cash flow.

Although we have implemented strict cost and expense reductions, if we are unable to achieve our growth objectives, we will need to further reduce costs which may in turn reduce our sales.  If we are not able to effectively reduce our costs and expenses commensurate with, and at the same pace as, any further deterioration in our sales, we may not be able to generate positive net income or cash flow from operations.  If we continue to experience negative cash flow from operations over a prolonged period of time, our liquidity and ability to operate our business effectively could be adversely affected.  For example, our ability to raise financial capital may be hindered due to the possibility of continuing net losses and negative cash flow in the future.  An inability to raise financial capital would limit our operating flexibility.

We are unable to predict the exact amount of cost reductions required for us to generate positive net income or cash flow from operations because we cannot accurately predict the amount of our future sales.  The amount of our future sales depends, in part, on future economic and market conditions, which we are unable to forecast accurately.  Although we cannot accurately predict the amount of our future sales overall, we expect that sales from sales of desktop, mobile and server connectivity products, which represented approximately nine percent of total sales for the first quarter of fiscal 2005, will decline further due to pricing pressures and technological changes and trends in the networking industry.

Efforts to reduce operating expenses could involve further workforce reductions and lead to reduced sales and other disruptions in our business.

Our operating expenses, particularly general and administrative expenses, as a percent of sales have been higher than our desired long-term financial model.  We have taken, and will continue to take, actions to reduce these expenses.  Future actions could include further reductions in our workforce, relocation of functions and activities to lower cost locations, changes or modifications in IT systems or applications, or process reengineering.  As a result of these actions, the employment of some employees with critical skills might be terminated, and other employees might leave our company voluntarily due to the uncertainties associated with our business environment and their job security.  In addition, reductions in overall staffing levels might make it more difficult for us to achieve our growth objectives, to adhere to our preferred business practices and to address all of our legal and regulatory obligations in an effective manner, which could, in turn, ultimately lead to missed business opportunities, higher operating costs or penalties.

We entered into a joint venture in China with Huawei that, if not successful, could materially and adversely impact our business, business prospects and operating results.

In November 2003, we announced the formation of a joint venture for enterprise networking products with Huawei, a leading Chinese company.  3Com currently has a 49 percent minority interest in H-3C, which is domiciled in Hong Kong and has its principal operations in Hangzhou and Beijing, China.  Pursuant to the joint venture agreements, as amended and supplemented in the first quarter of fiscal 2005, we have the right to market and support the H-3C products under the 3Com® brand in all countries except China and Japan.  The joint venture sells products sourced internally as well as from

3Com and Huawei under H-3C’s brand as well as the 3Com brand and the Huawei brand directly in China, Japan and, beginning in the first quarter of fiscal 2005, Hong Kong.  H-3C commenced operations in November 2003.  We began reflecting our share of the operating results of H-3C in our operating results in the third quarter of fiscal 2004.

The business of H-3C is subject to all of the operational risks that normally arise for a technology company with global operations pertaining to research and development, manufacturing, sales, service, marketing, and corporate functions.  In addition, there could be disagreements between 3Com and Huawei with respect to important strategic and operational decisions.  A key factor in the success of H-3C is that product sourced from it remains competitive over time particularly with respect to features, performance, quality and cost.  For example, one factor that could affect cost competitiveness is future adverse exchange rate movements between H-3C’s local currency of operations and the U.S. Dollar.  In addition, competition in the enterprise networking market will involve challenges from numerous, well-established companies with substantial resources and significant market share.

Our business, business prospects and operating results have dependencies upon the success of H-3C.  In particular, our product development activities will become increasingly interdependent with those of H-3C.  If H-3C and our transactions with it are not successful, we may not introduce new products needed to broaden our high-end enterprise networking product line, which may adversely affect our sales and overall results of operations.  Also, if H-3C enters into OEM agreements with companies who compete with us, we could face increased competition in the markets in which we operate.

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

•                  diverting management’s attention from the normal daily operations of the business;

•                  potential difficulties in completing projects associated with purchased in-process research and development;

•                  entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•                  potential loss of key employees of the acquired company; and

•                  an uncertain sales and earnings stream from the acquired company, which may result in unexpected dilution to our earnings.

There can be no assurances that any acquisitions that we might pursue will be successful.  If we pursue an acquisition but are not successful in completing it, or if we complete an acquisition but are not successful in integrating the acquired company’s technology, products or operations successfully, our business, financial position or results of operations could be adversely affected.

We expect to utilize joint ventures and other alliances as key elements in our strategy, if we are not successful in forming desired ventures and alliances or if such ventures and alliances are not successful, our ability to achieve our growth and profitability goals could be adversely affected.

As discussed above, in November 2003, we formed a joint venture in China for enterprise networking products.  In addition, we have announced alliances with Electronic Data Systems Corporation (EDS), Aspect Communications Corporation, Crossbeam Systems, Inc., and Trapeze Networks.  At the present time, these relationships are in the early stages of development and have not yet produced the benefits that we hope to ultimately achieve.  In the future, we expect to evaluate other possible strategic relationships, including joint ventures and other types of alliances, and we may increase our reliance on such strategic relationships to broaden our sales channels, complement internal development of new technologies and enhancement of existing products, and exploit perceived market opportunities.

Strategic relationships can present a number of challenges. For example, we often compete in business areas with companies with which we, at the same time, have strategic alliances in other business areas.  Also, if we fail to form the number and quality of strategic relationships that we desire, or if such strategic relationships are not successful, we could suffer missed market opportunities, channel conflicts, delays in product development or delivery, or other operational difficulties.  Further, if third parties acquire our strategic partners or if our competitors enter into successful strategic relationships, we may face increased competition.  Any of these difficulties could have an adverse effect on our future sales and results of operations.

Our strategy of outsourcing functions and operations may fail to reduce cost and may disrupt our operations.

We continue to look for ways to decrease cost and improve efficiency by contracting with other companies to perform functions or operations that, in the past, we have performed ourselves.  In the third quarter of fiscal 2004, we completed the outsourcing of all manufacturing of our products.  We now rely on outside vendors to meet all of our manufacturing needs as well as a significant portion of our IT needs.  To achieve more cost savings or operational benefits, we may expand our outsourcing activities where we believe a third party may be able to provide those services in a more efficient manner.  Although we believe that outsourcing will result in lower costs and increased efficiencies, this may not be the case.  Because these third parties may not be as responsive to our needs as we would be ourselves, outsourcing increases the risk of disruption to our operations.  In addition, our agreements with these third parties sometimes include substantial penalties for terminating such agreements early or failing to maintain minimum service levels.  Because we cannot always predict how long we will need the services or how much of the services we will use, we may have to pay these penalties or incur costs if our business conditions change.

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

We are making significant investments in various new technologies and product lines.  These investments have included XRN® (eXpandable Resilient Networking) technology, Gigabit Ethernet technology, Internet Protocol (IP) telephony, wireless LANs, Layer 3+ switching, network security technology (such as our embedded firewall products), and Network Jack switches.  We expect new products and solutions based on these technologies to contribute to future growth in our sales.  However, the markets for some of these products and solutions are still emerging and the market potential for our products and solutions based on these technologies remains unproven.  If customer demand for our products and solutions based on these technologies does not develop as we expect, or if our sales and marketing strategies for these technologies are not effective, our financial results could be adversely affected and we might need to change our business strategy.

Our reliance on industry standards, a favorable regulatory environment, technological change in the marketplace, and new product initiatives may cause our sales to fluctuate or decline.

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

Slow market acceptance of new technologies, products, or industry standards could adversely affect our sales or overall results of operations.  In addition, if our technology is not included in an industry standard on a timely basis or if we fail to achieve timely certification of compliance to industry standards for our products, our sales from sales of such products or our overall results of operations could be adversely affected.

A significant portion of our sales is derived from sales to a small number of partners.  If any of these partners reduces its business with us, our business could be seriously harmed.

We distribute many of our products through two-tier distribution channels that include distributors, systems integrators and VARs.  A significant portion of our sales is concentrated among a few distributors; our two largest customers accounted for a combined 37 percent of total sales for the first quarter of fiscal 2005, a combined 33 percent of total sales for both fiscal 2004 and fiscal 2003 and a combined 28 percent of total sales for fiscal 2002.  Consolidation in our distribution channels and among personal computer manufacturers is reducing the number of customers in our domestic and international markets.  Also, we are implementing new marketing programs that we believe will improve our effectiveness and productivity in our existing channels, particularly those that target small and mid-sized businesses.  As an example, we are decreasing volume rebates and replacing them with even higher levels of funding in the form of market development funds, which will allow us to create more end user demand for both us and our partners.  In addition, we are reducing the total number of channel partners, and reducing the level of support provided to our lower volume channel partners, in order to improve the focus and efficiency of our marketing expenditures.  If we are not successful in achieving our objectives for these initiatives, our sales and overall results of operations could be adversely affected.

We also sell to personal computer manufacturers and telecommunications service providers.  There has been a trend of decreased demand for connectivity products from our OEM customers due to increased integration of networking connections with semiconductor components, and also to factors specific to our OEM customers.

We depend on distributors who maintain inventories of our products.  If the distributors reduce their inventories of our products, our sales could be adversely affected.

Our distributors maintain inventories of our products.  We work closely with our distributors to monitor channel inventory levels and ensure that appropriate levels of products are available to resellers and end users.  We have improved certain of our supply chain processes so that deliveries to our channel partners can be done more rapidly, thereby enabling our channel partners to hold fewer weeks of supply of our products in their inventory.  Our target range for channel inventory levels is between four and five weeks supply on hand at our distributors.  At the end of the first quarter of fiscal 2005, channel inventory levels were at approximately 4.5 weeks supply.  We expect to operate our business with no greater than 4.5 weeks of channel inventory for the remainder of fiscal 2005.  At this level of channel inventory, some of our channel partners will hold less than the average level of inventory, and others will be at a higher level.  Partners with a below-average inventory level may incur stock outs that would adversely impact our sales.  If our channel partners further reduce their levels of inventory of our products, our sales would be negatively impacted during the period of change.

We are in the process of making adjustments to the manner in which we sell our products and services.  If those adjustments are unsuccessful, our sales may be negatively affected.

As part of our distribution strategy, we are targeting System Integrators (SIs), Service Providers (SPs), and enterprise VARs (eVARs).  These resellers typically have expertise in network design and implementation, which is important when deploying end-to-end networking infrastructure solutions in larger enterprises.  In addition to specialized technical expertise, SIs, SPs and eVARs typically offer sophisticated services capabilities that are frequently desired by larger enterprise customers.  In order to expand our distribution channel to include resellers with such capabilities, we must be able to provide effective support to these resellers.  If our sales, marketing or services capabilities are not sufficiently robust to provide effective support to such SIs, SPs, and eVARs, we may not be successful in expanding our distribution model and current SI, SP, and eVAR partners may terminate their relationships with us, which would adversely impact our sales and overall results of operations.

Our competition with Huawei in the enterprise networking market could have a material adverse affect on our sales and our results of operations.

As Huawei expands its international operations, there will be increasing instances where we compete directly with Huawei in the enterprise networking market.  We expect to be able to compete effectively with Huawei in this market as a result of our strengths in a number of areas including our brand identity, breadth of products and solutions offerings, and professional services capabilities.  We also are free to engineer derivative models of products sourced from H-3C that would not be available to Huawei or other H-3C customers.  However, as a co-owner and OEM customer of H-3C, Huawei will have access to many of H-3C’s products just as we do, thereby enhancing Huawei’s current ability to compete directly with us in markets outside of China and Japan.  If this occurs, we could lose a competitive advantage in those markets, which could have a material adverse effect on our sales and overall results of operations.  At the same time, however, to the extent that this occurs and Huawei becomes a more significant customer of H-3C, we could benefit indirectly as a result of our 49% ownership interest in H-3C.

We may be unable to manage our supply chain successfully, which would adversely impact our sales, gross margin, and profitability.

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

More recently, supplies of certain key components, such as memory, have become tighter as industry demand for such components has increased.  Also, the prices of certain other components have increased as the underlying prices of raw materials needed to manufacture such components have increased.  This is putting upward pressure on our costs as well as increasing the time necessary to obtain these components.  If this persists, we may experience an adverse impact to gross margin as costs either increase or do not decline as fast as they had in the past.

Operation of the supply chain requires accurate forecasting of demand, which has become more challenging.  If overall demand for our products or the mix of demand for our products is significantly different from our expectations, we may face inadequate or excess component supply or inadequate or excess manufacturing capacity.  This would result in orders for products that could not be manufactured in a timely manner, or a buildup of inventory that could not easily be sold.  Either of these situations could adversely affect our market share, sales, results of operations or financial position.

Our strategies to outsource all of our manufacturing requirements to contract manufacturers, and for contract manufacturers to ship directly to our customers, may not result in meeting our cost, quality or performance standards.  The inability of any contract manufacturer to meet our cost, quality or performance standards could adversely affect our sales and overall results from operations.

The cost, quality, performance, and availability of contract manufacturing operations are and will be essential to the successful production and sale of many of our products.  The inability of any contract manufacturer to meet our cost, quality, performance, and availability standards could adversely impact our sales and overall results of operations.  We may not be able to provide contract manufacturers with product volumes that are high enough to achieve sufficient cost savings.  If shipments fall below forecasted levels, we may incur increased costs or be required to take ownership of inventory.  In addition, a significant component of maintaining cost competitiveness is the ability of our contract manufacturers to adjust their own costs and manufacturing infrastructure to compensate for possible adverse exchange rate movements.  To the extent that the contract manufacturers are unable to do so, and we are unable to procure alternative product supplies, then our own competitiveness and results of operations could be adversely impacted.

Also, our ability to control the quality of products produced by contract manufacturers may be limited and quality issues may not be resolved in a timely manner, which could adversely impact our sales and overall results of operations.  We have implemented a program with our manufacturing partners to ship products directly from regional shipping centers to customers.  Through this program, we are relying on these partners to fill customer orders in a timely manner.  This program may not yield the efficiencies that we expect, which would negatively impact our results of operations.  Any disruptions to on-time delivery to customers would adversely impact our sales and overall results of operations.

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

We may need to engage in complex and costly litigation in order to protect, maintain or enforce our intellectual property rights.

In addition to disputes relating to the validity or alleged infringement of other parties’ rights, we may become involved in disputes relating to our assertion of our intellectual property rights.  Whether we are defending the assertion of intellectual property rights against us, or asserting our intellectual property rights against others, intellectual property litigation can be complex, costly, protracted, and highly disruptive to business operations by diverting the attention and energies of management and key technical personnel.  Further, plaintiffs in intellectual property cases often seek injunctive relief and the measures of damages in intellectual property litigation are complex and often subjective or uncertain.  Thus, the existence of this type of litigation, or any adverse determinations related to such litigation, could subject us to significant liabilities and costs.  If any of our OEM, ODM, or joint venture partners become involved in intellectual property disputes and are unable to hold us harmless, then we may incur liabilities or suffer temporary disruption of our business.  Any one of these factors could adversely affect our sales, gross margin, overall results of operations, cash flow or financial position.

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

Fluctuations in our operating results and other factors may contribute to volatility in the market price of our stock.

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

•                  variations between our actual financial results and the published analysts’ expectations; and

•                  announcements by our competitors.

In addition, over the past several quarters, the stock market overall has experienced significant price and volume fluctuations that have affected the stock prices of many technology companies.  These factors, as well as general economic and political conditions or investors’ concerns regarding the credibility of corporate financial statements and the accounting profession, may have a material adverse affect on the market price of our stock in the future.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

We hold marketable equity traded securities that have a brief trading history and are highly subject to market price volatility.  Equity security price fluctuations of plus or minus 50 percent would not have a material impact on the value of these securities as of the end of the first quarter of fiscal 2005.

Additional information related to interest rate sensitivity and foreign currency exchange risk, is contained in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the fiscal year ended May 28, 2004.

Item 4. Controls and Procedures

a.               We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our first fiscal quarter pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

b.              There have been no changes in our internal control over financial reporting that occurred during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 1.          Legal Proceedings

The information set forth in Note 14 of Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

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

The following table summarizes repurchases of our stock, including shares returned to satisfy tax withholding obligations, in the quarter ended August 27, 2004:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

May 29, 2004 through June 28, 2004	—	—	—	$100,000,000
June 29, 2004 through July 28, 2004	7,094,281	$5.13	7,090,313	$63,609,595
July 29, 2004 through August 27, 2004	7,892,831	$4.68	7,892,831	$26,635,406
Total	14,987,112	$4.90	14,983,144

(1)          Includes 3,968 shares returned to us from an employee to satisfy tax withholding obligations that arose upon the vesting of a restricted stock award.

(2)          Our current stock repurchase program was announced on March 19, 2003 and permits expenditures of up to $100.0 million through March 2005.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          Submission of Matters to a Vote of Security Holders

None.

Item 5.          Other Information

None.

Item 6.          Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	0-12867	2.1	04/04/00
2.2	Tax Sharing Agreement between the Registrant and Palm, Inc.	10-Q	0-12867	2.7	04/04/00
2.3	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.	10-Q	0-12867	2.11	04/04/00
3.1	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger	10-Q	0-12867	3.4	10/08/99
3.2	Registrant’s Bylaws, as amended on July 15, 2003	10-K	0-12867	3.2	08/09/04
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	10-Q	0-12867	3.6	10/11/01
4.1	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002	8-A/A	0-12867	4.1	11/27/02
10.1	Severance Agreement and General Release as of July 21, 2004 by and between the Registrant and Mark Slaven.					X
31.1	Certification of Principal Executive Officer					X
31.2	Certification of Principal Financial Officer					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

(b)  Reports on Form 8-K

(i)            On June 22, 2004, we furnished a Current Report on Form 8-K dated June 22, 2004 under Item 12 of Form 8-K, attaching a press release announcing our fourth quarter of fiscal 2004 operating results.  This Current Report on Form 8-K shall not be deemed to be incorporated by reference into this Quarterly Report on Form 10-Q.

(ii)           On July 20, 2004, we furnished a Current Report on Form 8-K under Item 9 of Form 8-K, disclosing statements made by Bruce Claflin, President and Chief Executive Officer of 3Com Corporation at an event hosted by Morgan Stanley.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3Com Corporation
(Registrant)

Dated:	October 5, 2004	By:	/s/ Donald M. Halsted, III
Donald M. Halsted, III
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	0-12867	2.1	04/04/00
2.2	Tax Sharing Agreement between the Registrant and Palm, Inc.	10-Q	0-12867	2.7	04/04/00
2.3	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.	10-Q	0-12867	2.11	04/04/00
3.1	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger	10-Q	0-12867	3.4	10/08/99
3.2	Registrant’s Bylaws, as amended on July 15, 2003	10-K	0-12867	3.2	08/09/04
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	10-Q	0-12867	3.6	10/11/01
4.1	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002	8-A/A	0-12867	4.1	11/27/02
10.1	Severance Agreement and General Release as of July 21, 2004 by and between the Registrant and Mark Slaven.					X
31.1	Certification of Principal Executive Officer					X
31.2	Certification of Principal Financial Officer					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X