Form 10-Q
period 2004-11-26
3COM CORP
filed 2005-01-05
CIK 738076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2004

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

Yes   ☒                No ☐

As of December 24, 2004, 380,376,591 shares of the registrant’s Common Stock were outstanding.

3Com Corporation

3Com is a registered trademark and Exercise Choice is a trademark of 3Com Corporation or its subsidiaries. CommWorks is a registered trademark of UTStarcom, Inc.  Huawei is a registered trademark of Huawei Technologies Co. Ltd.  Palm is a registered trademark of Palm Trademark Holding Company LLC.  Other product and brand names may be trademarks or registered trademarks of their respective owners.

PART I.   FINANCIAL INFORMATION

Item 1.                            Financial Statements

3Com Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	November 26, 2004	November 28, 2003	November 26, 2004	November 28, 2003

Sales	$151,068	$181,891	$313,417	$343,770

Cost of sales	98,377	124,941	198,631	236,876

Gross margin	52,691	56,950	114,786	106,894

Operating expenses:
Sales and marketing	59,394	65,637	114,493	128,244
Research and development	22,164	24,421	44,599	51,348
General and administrative	14,385	21,784	30,057	45,923
Amortization and write down of intangibles	2,175	1,095	3,189	4,482
Restructuring charges	4,497	58,892	7,281	107,516
Total operating expenses	102,615	171,829	199,619	337,513

Operating loss	(49,924)	(114,879)	(84,833)	(230,619)

Gain (loss) on investments, net	(351)	(12,252)	82	(12,194)
Interest and other income, net	4,781	3,808	5,814	7,752

Loss from continuing operations before income taxes and equity interest in loss of unconsolidated joint venture	(45,494)	(123,323)	(78,937)	(235,061)

Income tax provision (benefit)	1,008	1,500	543	(4,535)
Equity interest in loss of unconsolidated joint venture	(2,309)	(12,593)	(4,876)	(12,593)

Loss from continuing operations	(48,811)	(137,416)	(84,356)	(243,119)

Discontinued operations, net of taxes	—	(1,565)	—	(1,856)

Net loss	$(48,811)	$(138,981)	$(84,356)	$(244,975)

Basic and diluted loss per share:
Continuing operations	$(0.13)	$(0.37)	$(0.22)	$(0.65)
Discontinued operations, net of taxes	—	—	—	(0.01)

Net loss	$(0.13)	$(0.37)	$(0.22)	$(0.66)

Shares used in computing per share amounts:
Basic and diluted	378,694	375,332	383,140	371,606

See notes to condensed consolidated financial statements.

3Com Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value)	November 26, 2004	May 28, 2004

ASSETS
Current assets:
Cash and equivalents	$458,669	$575,824
Short-term investments	815,204	807,532
Accounts receivable, less allowance for doubtful accounts ($14,786 and $16,276, respectively)	64,401	66,372
Inventories	22,344	27,679
Other current assets	41,317	42,270
Total current assets	1,401,935	1,519,677

Investment in Huawei-3Com joint venture	138,015	142,891
Property and equipment, net	71,108	72,452
Property and equipment held for sale	12,238	42,147
Deposits and other assets	32,718	34,806
Deferred income taxes	2,986	2,937
Intangible assets, net	1,820	5,009
Goodwill	899	899

Total assets	$1,661,719	$1,820,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,078	$80,408
Accrued liabilities and other	222,750	226,161

Total current liabilities	297,828	306,569

Deferred revenue and long-term obligations	12,466	15,135

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 990,000 shares authorized; shares issued: 380,366 and 392,738, respectively	2,266,398	2,262,223
Treasury stock, at cost, 13,068 and 0 shares, respectively	(63,986)	—
Unamortized stock-based compensation	(4,550)	(2,577)
Retained deficit	(841,222)	(755,244)
Accumulated other comprehensive loss	(5,215)	(5,288)
Total stockholders’ equity	1,351,425	1,499,114

Total liabilities and stockholders’ equity	$1,661,719	$1,820,818

See notes to condensed consolidated financial statements.

3Com Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
(In thousands)	November 26, 2004	November 28, 2003

Cash flows from operating activities:
Loss from continuing operations	$(84,356)	$(243,119)
Adjustments to reconcile loss from continuing operations to cash (used in) operating activities:
Loss from discontinued operations	—	(1,856)
Depreciation and amortization	24,731	67,897
Write down of intangibles	1,161	1,905
(Gain) loss on property and equipment	(5,021)	29,848
(Gain) loss on investments, net	(82)	12,194
Equity interest in loss of unconsolidated joint venture	4,876	12,593
Deferred income taxes	(49)	(6)
Purchased in-process technology	1,675	—
Stock-based compensation expense	865	1,251
Changes in current assets and liabilities:
Accounts receivable	1,971	19,385
Inventories	(1,498)	(8,637)
Other assets	2,126	3,454
Accounts payable	(5,330)	(3,061)
Accrued liabilities and other	(18,703)	23,697
Income taxes	11,726	3,311

Net cash (used in) operating activities	(65,908)	(81,144)

Cash flows from investing activities:
Investment in Huawei-3Com joint venture	—	(160,000)
Purchases of investments	(431,152)	(552,691)
Proceeds from maturities and sales of investments	413,173	562,550
Purchases of property and equipment	(7,464)	(8,232)
Purchase of technology assets	(1,675)	—
Proceeds from sale of property and equipment	37,786	99,640

Net cash provided by (used in) investing activities	10,668	(58,733)

Cash flows from financing activities:
Issuances of common stock	9,093	59,242
Repurchases of common stock	(73,365)	—
Collection of note receivable issued for warrants	—	8,421
Repayments of long-term borrowings	—	(346)

Net cash provided by (used in) financing activities	(64,272)	67,317

Effect of exchange rate changes on cash and equivalents	2,357	658

Net decrease in cash and equivalents during period	(117,155)	(71,902)

Cash and equivalents, beginning of period	575,824	515,848

Cash and equivalents, end of period	$458,669	$443,946

See notes to condensed consolidated financial statements.

3Com Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.                                                          Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our financial position as of November 26, 2004 and May 28, 2004, and our results of operations and cash flows for the three and six months ended November 26, 2004 and November 28, 2003.  Certain amounts from the prior period have been reclassified to conform to the current period presentation.

We use a 52 or 53-week fiscal year ending on the Friday nearest to May 31.  The results of operations for the three and six months ended November 26, 2004 may not be indicative of the results to be expected for the fiscal year ending June 3, 2005.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 28, 2004.

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

In December 2003, the SEC released Staff Accounting Bulletin No. 104, “Revenue Recognition”.  SAB 104 clarifies existing guidance regarding revenue for contracts which contain multiple deliverables to make it consistent with EITF No. 00-21.  The adoption of SAB 104 did not have a material effect on our financial position or results of operations.

In March 2004, the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired.  In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired.  We do not believe that adoption of EITF 03-1 will have a material impact on our financial position or results of operations.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value.  SFAS 123R is effective for all interim periods beginning after June 15, 2005 and, thus, will be effective for us beginning with the second quarter of fiscal 2006.  Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required.  We are currently evaluating the impact of SFAS 123R on our financial position and results of operations.  See Note 3 for information related to the pro forma effects on our reported net loss and net loss per share of applying the fair value recognition provisions of the previous Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

Note 2.                                                        Discontinued Operations

On March 4, 2003, we entered into an agreement (Asset Purchase Agreement) to sell selected assets and liabilities of our CommWorks division to UTStarcom, Inc. in exchange for $100 million in cash, subject to certain closing adjustments.  On May 23, 2003, we completed the sale pursuant to the terms of the Asset Purchase Agreement.  As a result, we reported the CommWorks division as a discontinued operation beginning in the fourth quarter of fiscal 2003 and restated all prior periods presented on a comparative basis.  The loss from discontinued operations for the three months and six months ended November 28, 2003 resulted from adjustments to previous estimates of liabilities related to the sale of the CommWorks division.

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

As discussed above, our 2003 Stock Plan replaced the Restricted Stock Plan for the issuance of restricted stock.  Restricted stock represents shares of common stock that are issued at no cost to key employees and that generally vest over a one to four-year period.  Such shares are subject to our right to reacquire those shares upon such person’s termination of employment to the extent that such right has not lapsed.  We also grant time accelerated restricted stock awards whereby shares with a specified time-based vesting period may be accelerated if specific performance milestones are achieved.

We also have an employee stock purchase plan (ESPP) under which eligible employees may authorize payroll deductions of up to ten percent of their compensation, as defined, to purchase common stock at a price of 85 percent of the lower of the fair market value as of the beginning or end of the six-month offering period.  In September 2003, our stockholders approved an increase of five million shares available for issuance under the ESPP.

As permitted under Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation,” we follow Accounting Principles Board (APB) Opinion 25 and related Interpretations in accounting for stock-based awards to employees.  Under APB Opinion 25, compensation expense associated with employee stock awards is measured as the difference, if any, between the price to be paid by an employee and the fair value of the underlying common stock on the grant date, which usually is the measurement date for accounting purposes.  Generally, we recognize no compensation expense with respect to stock-based option awards and stock issued under the ESPP.  However, to the extent that we modify an employee’s stock options subsequent to the grant date (for example, by extending the period of time permitted for exercising a stock option following an employee’s involuntary termination), we record compensation expense attributable to the modifications.  Also, we record compensation expense related to restricted stock over the applicable vesting period; such compensation expense is measured as the fair market value of the restricted stock at the date of the grant.

SFAS 123 requires disclosure of the pro forma effects on our reported net loss and net loss per share of applying the fair value recognition provisions of SFAS 123 to stock-based employee compensation.  The following table illustrates such pro forma effects:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	November 26, 2004	November 28, 2003	November 26, 2004	November 28, 2003

Net loss as reported	$(48,811)	$(138,981)	$(84,356)	$(244,975)
Add: Stock-based compensation included in reported net loss	213	953	865	1,251
Deduct: Total stock-based compensation determined under the fair value-based method, net of related tax effects	(3,223)	(5,412)	(7,735)	(10,689)
Pro forma net loss	$(51,821)	$(143,440)	$(91,226)	$(254,413)

Net loss per share-basic and diluted:
As reported	$(0.13)	$(0.37)	$(0.22)	$(0.66)
Pro forma	(0.14)	(0.38)	(0.24)	(0.68)

For purposes of this pro forma disclosure, the estimated fair values of employee stock options (ESOs) are assumed to be amortized over the applicable vesting periods, and the estimated fair values of ESPP shares are assumed to be amortized over the applicable subscription periods.

The fair values of ESOs and ESPP shares granted during the second quarter of fiscal 2005 and fiscal 2004 and the first six months of fiscal 2005 and 2004 have been estimated as of the date of grant using the Black-Scholes option pricing model.  The assumptions used in preparing the estimates and the resulting fair values are shown below:

	Three Months Ended		Six Months Ended
	November 26, 2004	November 28, 2003	November 26, 2004	November 28, 2003

Volatility-ESO	53.0%	66.0%	57.0%	67.0%
Volatility-ESPP	40.0%	45.0%	40.0%	45.0%
Risk-free interest rate-ESO	3.2%	2.7%	3.3%	2.6%
Risk-free interest rate-ESPP	2.2%	1.0%	2.2%	1.0%
Dividend yield-ESO and ESPP	0.0%	0.0%	0.0%	0.0%
Per-share fair value of options granted under ESO	$2.01	$3.21	$2.21	$2.75
Per-share fair value of purchase rights granted under ESPP	$1.13	$1.79	$1.13	$1.79

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

As a result of further sales declines and net losses, we took additional restructuring actions in fiscal 2003

(the “Fiscal 2003 Actions”).  We announced the integration of the support infrastructure of two of our business units to leverage a common infrastructure in order to drive additional costs out of the business.  Additionally, we entered into agreements to outsource certain information technology (IT) functions, reduced our workforce, and continued to consolidate and dispose of excess facilities.

In response to continuing sales declines and net losses, we took additional measures to reduce costs during fiscal 2004 (the “Fiscal 2004 Actions”) and fiscal 2005 (the “Fiscal 2005 Actions”).  These actions included reductions of our workforce, outsourcing of our remaining manufacturing operations, and continuing efforts to consolidate and dispose of excess facilities.

Restructuring charges related to these various initiatives in the second quarters of fiscal 2005 and fiscal 2004 were $4.5 million and $58.9 million, respectively.  Such charges were net of credits of $1.0 million and $0.6 million, respectively, related primarily to revisions of previous estimates of employee separation expenses, lease obligation costs, and values on held for sale properties.  Restructuring charges related to these various initiatives in the first half of fiscal 2005 and fiscal 2004 were $7.3 million and $107.5 million, respectively.  Such charges were net of credits of $5.9 million and $1.4 million, respectively, related primarily to revisions of previous estimates of employee separation expenses, lease obligation costs, and values on held for sale properties.

Accrued liabilities associated with restructuring charges are classified as current, since we intend to satisfy such liabilities in cash within the next twelve months, and are included in the caption “Accrued liabilities and other” in the accompanying condensed consolidated balance sheets.

Fiscal 2005 Actions

The following table provides a summary of the components of restructuring charges recorded in the first and second quarters of fiscal 2005 with respect to the Fiscal 2005 Actions, together with changes in the accrued amounts and the ending balances as of November 26, 2004 (in thousands):

	Employee Separation Expenses	Facilities- related Charges	Other Restructuring Costs	Total
Balance at May 28, 2004	$—	$—	$—	$—
Provision	5,439	59	333	5,831
Payments and non-cash charges	(2,192)	(59)	(333)	(2,584)
Balance at August 27, 2004	3,247	—	—	3,247
Provision	1,788	5	87	1,880
Payments and non-cash charges	(3,188)	(5)	(87)	(3,280)
Balance at November 26, 2004	$1,847	$—	$—	$1,847

Employee separation expenses include severance pay, outplacement services, and medical and other related benefits.  The reduction in workforce affected employees mainly in the customer service, supply chain, sales and marketing, and general and administrative functions.  The total reduction in workforce associated with actions initiated during the first half of fiscal 2005 includes approximately 90 employees.  Separation payments associated with actions initiated during the first half of fiscal 2005 totaled $5.0 million through November 26, 2004.

Facilities-related charges include costs associated with vacating leased offices in fiscal 2005.  Other restructuring costs relate mainly to payments to suppliers for restructuring-related services.

Fiscal 2004 Actions

The following table provides a summary of the components of accrued restructuring charges related to the Fiscal 2004 Actions, together with changes in the accrued amounts during the first and second quarters of fiscal 2005 and the ending balances of the associated accrued liabilities as of November 26, 2004 (in thousands):

	Employee Separation Expenses	Facilities- related Charges	Other Restructuring Costs	Total
Balance at May 28, 2004	$5,529	$530	$—	$6,059
Provision (benefit)	(2,208)	(2,455)	192	(4,471)
Payments and non-cash changes	(2,596)	2,600	(192)	(188)
Balance at August 27, 2004	725	675	—	1,400
Provision	—	389	98	487
Payments and non-cash changes	(91)	78	(98)	(111)
Balance at November 26, 2004	$634	$1,142	$—	$1,776

Employee separation expenses include severance pay, outplacement services, medical and other related benefits.  The reduction in workforce mainly affected employees involved with the Dublin, Ireland manufacturing operations, and also affected employees in sales and marketing, research and development, and general and administrative functions.  Through November 26, 2004, total separation payments associated with the Fiscal 2004 Actions have been approximately $55.1 million.

Facilities-related charges in the first and second quarters of fiscal 2005 relating to restructuring actions initiated in fiscal 2004 were the result of revisions in estimates of lease obligation costs.  Additionally, in the first quarter of fiscal 2005, we recorded a $2.6 million benefit related to fair value adjustments of properties classified as held for sale.

Other restructuring costs primarily reflected payments to suppliers for restructuring-related services.

Fiscal 2003 Actions

The following table provides a summary of the components of accrued restructuring charges related to the Fiscal 2003 Actions, together with changes in the accrued amounts during the first and second quarters of fiscal 2005 and the ending balances as of November 26, 2004 (in thousands):

Facilities- related Charges
Balance at May 28, 2004	$2,566
Provision	221
Payments and non-cash charges	(360)
Balance at August 27, 2004	2,427
Provision	1,442
Payments and non-cash charges	(360)
Balance at November 26, 2004	$3,509

Additional facilities-related charges were the result of revisions in estimates of lease obligation costs.

Fiscal 2001 and Fiscal 2002 Actions

The following table provides a summary of the components of accrued restructuring charges related to the Fiscal 2001 and Fiscal 2002 Actions, together with changes in the accrued amounts during the first and second quarters of fiscal 2005 and the ending balances as of November 26, 2004 (in thousands):

	Facilities- related Charges	Other Restructuring Costs	Total
Balance at May 28, 2004	$6,723	$82	$6,805
Provision	1,203	—	1,203
Payments and non-cash charges	(1,320)	(31)	(1,351)
Balance at August 27, 2004	6,606	51	6,657
Provision	688	—	688
Payments and non-cash charges	(461)	(17)	(478)
Balance at November 26, 2004	$6,833	$34	$6,867

Additional facilities-related charges were the result of changes in estimates associated with various lease obligations.  Activity related to other restructuring costs primarily reflected payments to suppliers for restructuring-related services.

Note 5.                                                          Investment in Unconsolidated Joint Venture

On November 17, 2003, we formed the Huawei-3Com Joint Venture (H-3C) with a subsidiary of Huawei Technologies, Ltd. (Huawei).  H-3C is domiciled in Hong Kong, and has its principal operating centers in Hangzhou and Beijing, China.

At the time of formation, we contributed cash, assets related to our operations in China and Japan, and licenses related to certain intellectual property in exchange for a 49 percent ownership interest.  We recorded our initial investment in H-3C at $160.1 million, reflecting the carrying value of the assets contributed.  Huawei contributed its enterprise networking business assets – including Local Area Network (LAN) switches and routers; engineering, sales, and marketing resources and personnel; and licenses to its related intellectual property – in exchange for a 51 percent ownership interest.  Huawei’s contributed assets were valued at $178.2 million at the time of formation.  Two years after formation of H-3C, we have the one-time option to purchase an additional two percent ownership interest from Huawei for an amount not to exceed $28 million.  Three years after formation of H-3C, we and Huawei each have the right to purchase all of the other partner’s ownership interest through a bid process.

We account for our investment in H-3C by the equity method.  Under this method, we record our proportionate share of H-3C’s net income or loss based on the most recently available financial statements.  Since H-3C follows a calendar year basis of reporting, we report our equity in H-3C’s net income or loss based on H-3C’s financial statements for the most recent calendar quarter, two months in arrears.  In determining our share of H-3C’s net income or loss, we make certain adjustments to H-3C’s reported results.  Such adjustments are made primarily to recognize the value and related amortization expense associated with Huawei’s contributed assets, as well as to defer H-3C’s sales and gross profit on sales of products sold to us that remained in our inventory at the end of the accounting period.  During the second quarter of fiscal 2005, we recorded a loss of $2.3 million related to our share of H-3C’s net loss, adjusted as described above, for the quarter ended September 30, 2004; this loss is included in the accompanying Condensed Consolidated Statement of Operations under the caption “Equity interest in loss of unconsolidated joint venture.”  During the first half of fiscal 2005, we recorded a loss of $4.9 million related to our share of H-3C’s net loss.  The carrying value of our investment in H-3C as of November 26, 2004 was $138.0 million.

Summarized condensed unaudited financial information for H-3C, adjusted as described above, is as follows (in thousands):

Balance Sheet:

	September 30, 2004	March 31, 2004

Current assets	$243,718	$242,904
Non-current assets	156,609	208,471
Current liabilities	91,203	86,825
Non-current liabilities	8,866	8,866

Statements of Operations:

	Three Months-Ended September 30, 2004	Six Months-Ended September 30, 2004

Sales	$65,880	$128,580
Gross margin	26,178	50,768
Loss from operations	5,393	11,127
Net loss	4,712	9,951

We and H-3C are parties to agreements providing for the sale of certain products between the two companies.  During the second quarter of fiscal 2005, we made sales of products to H-3C of $3.5 million and made purchases of products from H-3C of $3.9 million.  During the first half of fiscal 2005, we made sales of products to H-3C of $7.1 million and made purchases of products from H-3C of $7.1 million.  As of November 26, 2004, our accounts receivable and accounts payable included $1.1 million and $0.7 million, respectively, related to transactions with H-3C.  Also, as of November 26, 2004, we had deferred approximately $0.3 million related to sales of products to H-3C that had not yet been shipped to H-3C’s end customers.

Note 6.                                                          Comprehensive Loss

The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 26, 2004	November 28, 2003	November 26, 2004	November 28, 2003

Net loss	$(48,811)	$(138,981)	$(84,356)	$(244,975)

Other comprehensive income (loss):
Net unrealized (loss) on investments	(1,590)	(310)	(1,326)	(1,333)
Net unrealized (loss) on cash flow hedges	(1,247)	—	(959)	—
Change in accumulated translation adjustments	2,518	641	2,358	658

Total comprehensive loss	$(49,130)	$(138,650)	$(84,283)	$(245,650)

Note 7.                                                          Net Loss per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	November 26, 2004	November 28, 2003	November 26, 2004	November 28, 2003

Loss from continuing operations	$(48,811)	$(137,416)	$(84,356)	$(243,119)
Loss from discontinued operations	—	(1,565)	—	(1,856)
Net loss	$(48,811)	$(138,981)	$(84,356)	$(244,975)

Weighted average shares-basic	378,694	375,332	383,140	371,606
Effect of dilutive securities:
Employee stock options	—	—	—	—
Restricted stock	—	—	—	—
Weighted average shares-diluted	378,694	375,332	383,140	371,606

Net loss per share-basic and diluted:
Continuing operations	$(0.13)	$(0.37)	$(0.22)	$(0.65)
Discontinued operations	—	—	—	(0.01)
Net loss	$(0.13)	$(0.37)	$(0.22)	$(0.66)

Employee stock options and restricted stock totaling 1.3 million shares and 8.9 million shares for the three months ended November 26, 2004 and November 28, 2003, respectively, and 2.5 million shares and 2.8 million shares for the six months ended November 26, 2004 and November 28, 2003, respectively, were not included in the diluted weighted average shares calculation as the effects of these securities were anti-dilutive.

Note 8.                                                        Inventories

Inventories consist of (in thousands):

	November 26, 2004	May 28, 2004

Finished goods	$20,636	$25,869
Work-in-process	632	485
Raw materials	1,076	1,325

Total	$22,344	$27,679

Note 9.                                                          Property and Equipment

Property and equipment, net, consist of (in thousands):

	November 26, 2004	May 28, 2004

Land	$6,999	$8,724
Building and improvements	38,325	38,325
Machinery and equipment	168,665	206,099
Software	105,119	105,943
Furniture and fixtures	24,347	26,880
Leasehold improvements	9,708	10,274
Construction in progress	1,621	1,664
Total, gross	354,784	397,909

Accumulated depreciation and amortization	(283,676)	(325,457)

Total, net	$71,108	$72,452

Property and equipment held for sale of $12.2 million as of November 26, 2004 included land, building and equipment in the U.K.  Property and equipment held for sale of $42.1 million as of May 28, 2004 included land, buildings and equipment in Ireland and the U.K.

In November 2004, we completed the sale of our property in Dublin that was classified as held for sale.  This property, consisting of approximately 468,000 square feet of office and manufacturing space, previously had been used in our administrative, research and development, and manufacturing activities.

Net proceeds from the sale resulted in a gain on the sale of $0.5 million that was recorded in restructuring charges in the second quarter of fiscal 2005.

In November 2003, we completed the sale of certain properties in Santa Clara, California that were classified as held for sale.  These properties, consisting of approximately 876,000 square feet of office and manufacturing space and related furniture and fixtures, previously had been used in our administrative, customer service, research and development, and manufacturing activities.  Net proceeds from the sale resulted in a loss on the sale of $1.4 million that was recorded in restructuring charges in the second quarter of fiscal 2004.

In July 2003, we completed the sale of our 511,000 square foot office and research and development facility in Rolling Meadows, Illinois.  Net proceeds from the sale resulted in a loss on the sale of $1.1 million that was recorded in restructuring charges in the first quarter of fiscal 2004.  As part of the terms of the transaction, we entered into an agreement to lease back approximately 43,000 square feet of space at then prevailing market rates.

Note 10.                                                   Intangible Assets, Net

Intangible assets, net, consist of (in thousands):

	November 26, 2004	May 28, 2004

Total, gross	$35,995	$37,156
Accumulated amortization	(34,175)	(32,147)

Total, net	$1,820	$5,009

In the second quarter of 2005, we recorded an impairment of intangible assets, consisting mainly of developed technology associated with our acquisition of NBX Corporation in fiscal 1999.  We determined the amount of the impairment by comparing the carrying value of the intangible asset with the fair value, which was estimated as the present value of expected future net cash flows at a discount rate of ten percent per year.  The impairment resulted primarily from reduced revenue projections, as well as a lower percentage of projected revenue coming from the existing technology.  As a result of the impairment analysis, we recorded a write down of $1.2 million, which is included in the caption “Amortization and write down of intangibles” in the condensed consolidated statements of operations for the six months ended November 26, 2004.

In the first quarter of fiscal 2004, we recorded an impairment of intangible assets, consisting mainly of developed and core technology associated with our acquisition of the Gigabit Ethernet network interface card business of Alteon Websystems in fiscal 2001.  We determined the amount of the impairment by comparing the carrying value of the intangible assets against the fair value, which was estimated as the present value of expected future net cash flows discounted at a rate of ten percent per year.  The impairment resulted from reduced revenue and gross margin projections as compared to the initial projections at the time of the acquisition, due to the earlier-than-expected end of life of an acquired product.  As a result of the impairment analysis, we recorded a write down of $1.9 million, which is included in the caption “Amortization and write down of intangibles” in the condensed consolidated statements of operations for the six months ended November 28, 2003.

Based on the carrying value of our intangible assets as of November 26, 2004, amortization expense is expected to be $0.8 million for the second half of fiscal 2005 and $1.0 million for fiscal 2006.

Note 11.                                                   Accrued Liabilities and Other

Accrued liabilities and other consist of (in thousands):

	November 26, 2004	May 28, 2004

Accrued payroll and related expenses	$32,870	$37,995
Accrued product warranty	40,865	43,825
Accrued rebates	25,954	29,536
Income and other taxes payable	48,349	34,184
Deferred revenue	23,675	25,942
Other	51,037	54,679

Total	$222,750	$226,161

Note 12.                                                   Accrued Warranty and Other Guarantees

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

The following table summarizes the activity in the allowance for estimated warranty costs for the six months ended November 26, 2004 and November 28, 2003 (in thousands):

	First six months of fiscal 2005	First six months of fiscal 2004

Accrued warranty, beginning of period	$43,825	$44,775
Cost of warranty claims processed during the period	(16,751)	(17,494)
Provision for warranties related to products sold during the period	13,791	17,481
Adjustments to preexisting warranties	—	(23)

Accrued warranty, end of period	$40,865	$44,739

In prior years, we entered into several agreements whereby we sold products to resellers who, in turn, sold the products to others, and we guaranteed the payments of the end users.  If all end users under these agreements were to default on their remaining obligations outstanding as of November 26, 2004, we would be required to pay approximately $1.5 million.  However, since deferred revenue and other associated accruals related to such sales approximate the guaranteed amounts, any payments resulting from end user defaults would not have a material impact on our results of operations.

In connection with the development of our facility in Rolling Meadows, we guaranteed a municipal bond in the amount of $2.5 million for site improvements.  Our obligation pursuant to the guarantee had been accrued as of May 28, 2004.  In connection with the completion of the sale of the Rolling Meadows facility in the first quarter of fiscal 2004 as discussed in Note 4, we repaid the $2.5 million municipal bond.

Note 13.                                                   Stockholders’ Equity

In the first quarter of fiscal 2005, we repurchased approximately 15.0 million shares of our common stock at a total cost of $73.4 million.  These repurchases were made pursuant to the stock repurchase program that was approved by our Board of Directors in March 2003, and that authorizes expenditures of up to $100.0 million during a two-year period through March 2005.  We did not repurchase any shares during the second quarter of fiscal 2005.  At November 26, 2004, approximately $26.6 million of the authorization remains available for future repurchases.

Note 14.                                                   Business Segment Information

Effective for fiscal 2004, we streamlined our management and operating structure and merged our previous multiple operating segments into a single, integrated enterprise networking business.  As a result, effective for fiscal 2004, we present financial information related to our business on the basis of a single segment.

Sales by geographic region is reported based on the customer’s designated delivery point and are as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 26, 2004	November 28, 2003	November 26, 2004	November 28, 2003

Americas	$59,030	$60,924	$132,854	$129,527
Europe, Middle East, & Africa	72,945	87,979	140,327	151,798
Asia Pacific Rim	19,093	32,988	40,236	62,445
	$151,068	$181,891	$313,417	$343,770

Note 15.                                                   Litigation

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

On March 4, 2003, 3Com filed suit against PCTEL, Inc. (PCTEL) in the United States District Court for the Northern District of Illinois, Civil Action Number 03C 1582, alleging infringement of certain of its United States Patents (the “3Com Patents”).  On March 5, 2003, PCTEL filed suit against 3Com in the United States District Court for the Northern District of California, Civil Action Number C 03 0982, alleging infringement of a United States Patent held by PCTEL, seeking damages and injunctive relief, and further seeking a declaration that PCTEL does not infringe the 3Com Patents and that such patents are void and invalid.  The action which 3Com initiated in the District Court for the Northern District of Illinois was transferred to the District Court for the Northern District of California on June 11, 2003 and assigned Civil Action Number C 03 2710.  On August 18, 2003, that action was consolidated for certain purposes with the action PCTEL initiated against 3Com in the District Court for the Northern District of California.  In November 2004, we entered into a settlement agreement with PCTEL pursuant to which both 3Com and PCTEL agreed to dismiss their respective lawsuits in exchange for a cross license of certain technology.  In addition, we have agreed to certain business arrangements with PCTEL regarding wireless software and antennas.

On April 28, 1997, Xerox Corporation (Xerox) filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corporation in the United States District Court for the Western District of New York.  3Com completed its acquisition of these defendant companies on June 12, 1997.  The case is now captioned Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corporation, Palm Computing, Inc., and Palm, Inc. (Civil Action Number 97-CV-6182T).  Xerox

alleged willful infringement of one of its United States patents.  Xerox sought to recover damages and to permanently enjoin the defendants from infringing the patent in the future.  In 2000, the District Court dismissed the case, ruling that there was no infringement.  On appeal, the Court of Appeals for the Federal Circuit affirmed-in-part, reversed-in-part and remanded the case to the District Court for further action.  On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the patent is valid, enforceable, and infringed.  The defendants then filed a Notice of Appeal.  On February 22, 2002, the District Court denied Xerox’s motion for an injunction prohibiting further alleged infringement during the appeal and ordered the defendants to post a bond in the amount of $50 million.  Xerox then appealed the denial of the injunction.  On February 20, 2003, the Court of Appeals issued its decision affirming in part and reversing in part the order of the trial court.  The Court of Appeals affirmed the grant of summary judgment of infringement, reversed the grant of summary judgment of validity and remanded the case to the trial court to conduct a complete validity analysis.  In connection with the separation of Palm from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement dated February 26, 2000 between 3Com and Palm, Palm agreed to indemnify and hold 3Com harmless for any damages or losses that might arise out of the Xerox litigation.  On May 21, 2004, the District Court awarded summary judgment to the defendants, holding that Xerox’s patent was invalid, and dismissed the remaining claims.  Xerox has appealed the decision.

Note 16.                                                   Subsequent Event

On December 13, 2004, we entered into a definitive agreement to acquire TippingPoint Technologies, Inc., (TippingPoint) a leading provider of networked-based intrusion prevention systems (IPS).  The purchase price is $47.00 in cash per outstanding TippingPoint share.  The total purchase price is currently estimated to be approximately $430 million including acquisition costs and assumed stock options.

The transaction has been approved by both companies’ boards of directors and is subject to the approval of TippingPoint’s stockholders, regulatory approvals and other customary closing conditions.  Stockholders beneficially owning a majority of TippingPoint’s shares have executed voting agreements pursuant to which they have agreed to vote in favor of the transaction.  We expect that the acquisition will be completed during the second half of fiscal 2005.

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

This quarterly report on Form 10-Q contains forward-looking statements.  These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

•                  Results of operations, including reduced expenses;

•                  Our prospects and opportunities for future growth and profitability;

•                  Improvements in net cash flows from operations and our ability to satisfy anticipated cash requirements for the next twelve months;

•                  Expected benefits of the pending acquisition of TippingPoint and the anticipated timing for the completion of the TippingPoint acquisition;

•                  Expected benefits of the Huawei-3Com joint venture;

•                  Selective hiring;

•                  Relationships with key distributors and strategic partners, including the continued significance of certain distributors and increased reliance on strategic relationships;

•                  Expansion of our product portfolio and solutions and the results thereof, our sourcing of products from original equipment manufacturers and the Huawei-3Com joint venture, and our product mix, including the declining sales of our desktop, mobile and server connectivity products;

•                  Activities of 3Com Ventures, including estimated capital call payments over the next 12 months to certain venture capital funds;

•                  Expanded outsourcing activities, including with respect to customer service operations;

•                  Expected restructuring charges and the effects of our recent and expected restructuring activities;

•                  Our ability to compete with Huawei in the enterprise networking market;

•                  Prospects regarding certain litigation matters;

•                  Cash obligations related to leases, royalty and patent licensing arrangements, IT outsourcing agreements and customer service agreements;

•                  Channel inventory levels; and

•                  Sales growth, increases in our direct field sales organization and enhancement of our service and support capabilities.

You can identify these and other forward-looking statements by the use of words such as “may,” “can,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

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

BASIS OF PRESENTATION

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

BUSINESS OVERVIEW

We provide innovative, practical and high-value data and voice networking products, services and solutions for business enterprises of all sizes and public sector organizations.  We are a company with a global presence, strong brand identity, large intellectual property portfolio and strong balance sheet.  We believe that our relationships with strategic partners, broad product portfolio and significant distribution channels provide us with a strong foundation for future growth.

We generally sell our products through a two-tier distribution channel comprised of distributors and resellers.  Distributors are the first tier of the channel providing global distribution, logistics, market development and other services.  Distributors generally sell to the second tier of the channel, comprising value added resellers (VARs) and other channel partners.  Although a majority of our sales are made through our two-tier distribution channel, we also work closely with systems integrators, major telecommunications service providers, and direct marketers.  We also maintain a field sales organization that works alongside our channel partners to assist them in achieving their sales goals.

A substantial portion of our sales is derived from a limited number of distributors, the largest of which are Ingram Micro Inc. and Tech Data Corporation.  We expect that these distributors will continue to represent a significant percentage of our sales for the foreseeable future.  The table below sets forth the percentage of sales derived from these major distributors during the second quarter and first half of fiscal 2005 and 2004.

	Three Months Ended		Six Months Ended
	November 26, 2004	November 28, 2003	November 26, 2004	November 28, 2003

Ingram Micro, Inc.	21%	18%	22%	20%
Tech Data Corporation	16	11	15	12
Total	37%	29%	37%	32%

We have undergone significant changes in recent years, including:

•                  exiting product lines that were not expected to yield a satisfactory return on investment;

•                  significant headcount reductions;

•                  outsourcing of certain information technology functions (IT) and other functions;

•                  significant changes to our executive leadership;

•                  outsourcing of all manufacturing activity;

•                  selling excess facilities;

•                  forming the Huawei-3Com Joint Venture (H-3C);

•                  introducing new product lines targeted at mid- to large-sized enterprises; and

•                  realigning our sales and marketing channels and expenditures.

We believe an overview of some of these significant changes is helpful to an understanding of our operating results.

Significant Events

In the fourth quarter of fiscal 2001, we undertook several broad initiatives in an attempt to return us to profitability.  These initiatives included exiting certain product lines that were not expected to yield a satisfactory return on investment.  During fiscal 2002, we continued to experience declining sales.  In response to this decline, we undertook additional measures to further reduce costs, including headcount reductions, long term asset retirements, and outsourcing manufacturing operations.  During fiscal 2003, as our sales and overall financial performance continued to decline, we undertook several additional broad initiatives to achieve further cost savings.  The first of these initiatives involved the integration of certain central functions of our business units in order to achieve cost savings.  Other actions included headcount reductions, outsourcing of certain IT functions, and continuing efforts to consolidate and sell excess facilities.  These actions generated restructuring charges, but also resulted in reductions in sales and marketing, research and development, and general and administrative expenses.

During fiscal 2004, we undertook a number of actions, affecting both sales and expenses.  We expanded our product portfolio to include more Layer 3-plus and higher-end products, additional modular switches and routers, and a higher-end Voice-over-Internet Protocol (VoIP) offering.  We believe that such an expanded product portfolio will allow us to deliver converged data and voice networking solutions not only to our traditional customers but also to larger and multi-site enterprises.  We consolidated our company’s operations into a single integrated business organized along functional lines, and we relocated headquarters and key management positions and functions from our Santa Clara, California location to our Marlborough, Massachusetts location as a more effective way to run this simplified business model.  Also, we consolidated our operations into fewer facilities, disposed of excess real estate, relocated transaction processing activities to lower cost locations, outsourced our Dublin, Ireland manufacturing operations to our contract manufacturers, and upgraded and modified our IT infrastructure and systems to more cost-effective alternatives.  In connection with these various actions, we reduced our overall workforce by approximately forty percent.

On November 17, 2003, we formed our joint venture, Huawei-3Com (H-3C), which is domiciled in Hong Kong and has its principal operating centers in Hangzhou and Beijing, China.  We contributed $160 million in cash, assets related to our operations in China and Japan, and licenses to related intellectual property in exchange for a 49 percent ownership interest of the joint venture.  In the first quarter of fiscal 2005, we expanded the joint venture’s market to include Hong Kong in addition to China and Japan.  We expect this venture to provide three key benefits to us – an expanded product line, access to low cost and highly effective engineering talent, and a significant presence in the China, Japan and Hong Kong markets.

During the first half of fiscal 2005, we undertook several additional actions that we believe will enhance our competitiveness, execution and profitability over the longer term.  These actions included the following:

•                  We introduced multiple new products that are targeted at markets we expect will grow in the future and that are designed to meet the needs of enterprises of all sizes.  These products include modular routers and switches sourced from H-3C, including the new 8800 modular switching family providing 10 Gigabit capability, as well as voice, security and wireless solutions.

•                  We increased our focus on our “customer facing” capabilities in the areas of sales, marketing and service.  We are adding sales and technical support people across our geographies and are increasing our marketing investments as well.  In the second quarter of the fiscal year, we entered an agreement with Siemens Business Services to provide service offerings on a global basis for enterprise customers.  With this new agreement, we can offer a range of support choices for our customers including two and four hour same business day hardware replacement with on site assistance, as well as expand our foreign language capability and hours of coverage for technical support.

•                  To further lower our costs and expenses, we reduced our total workforce by approximately six percent.  Some of these reductions in our workforce will be backfilled in the future in connection with selective hiring consistent with our strategy and focus – for example, by increases in our direct field sales organization targeting mid- to large-sized businesses.

On December 13, 2004, we entered into a definitive agreement to acquire TippingPoint Technologies, Inc., a leading provider in network-based intrusion prevention systems (IPS).  If the acquisition is completed, we expect TippingPoint will bring a number of benefits to us.  We believe IPS is one of the fastest growing segments of the security market.  Also, we plan to cross sell into TippingPoint’s customer base; many of their customers are target customers for our growing enterprise product line.  We believe TippingPoint’s technologies are uniquely qualified to sell into a converged voice and data environment, allowing us to design reliable VOIP and security solution for enterprise customers.  We believe that there are few, if any, other vendors that could make this claim.

Summary of Financial Performance for the Second Quarter of Fiscal 2005

•                  Our sales for the second quarter of fiscal 2005 were $151.1 million, a decrease of $30.8 million, or 17 percent compared to sales for the second quarter of fiscal 2004 of $181.9 million.

•                  Our gross margin increased to 34.9% for the second quarter of fiscal 2005 from 31.3% for the second quarter of fiscal 2004.

•                  Our operating expenses for the second quarter of fiscal 2005 were $102.6 million, compared to $171.8 million for the second quarter of fiscal 2004, a net decrease of $69.2 million or 40.3 percent.  Operating expenses for the second quarter of fiscal 2005 and fiscal 2004 included restructuring charges of $4.5 million and $58.9 million, respectively.

•                  Our net loss for the second quarter of fiscal 2005 was $48.8 million compared to a net loss for the second quarter of fiscal 2004 of $139.0 million, an improvement of $90.2 million.

•                  Our balance sheet remains strong with cash and equivalents and short-term investment balances at the end of the second quarter of fiscal 2005 of $1,273.9 million, compared to cash and equivalents and short-term investment balances of $1,263.6 million at the end of the first quarter of fiscal 2005.

Business Environment and Future Trends

Networking industry analysts and participants differ widely in their assessments concerning the prospects for near-term industry growth.  We have observed signs of growth in certain industry segments over the past few months, but such growth has been modest and may not be sustained in the months ahead.

Other industry factors and trends also present significant challenges in the short term with respect to our goals for sales growth, gross margin expansion and profitability.  Such factors and trends include:

•                  The impact of the uncertain industry environment on component suppliers and contract manufacturers, and the related issues of component and capacity availability and costs;

•                  Intense competition in the market for higher end, enterprise core routing and switching products;

•                  Aggressive product pricing by competitors targeted at gaining share in market segments where we have had a strong position historically, such as the small to medium-sized enterprise market; and

•                  The advanced nature and ready availability of merchant silicon, which allows low-end competitors to deliver feature rich products and makes it increasingly difficult for us to differentiate our products.

Based on our current projections for the third quarter of fiscal 2005 — sales approximately flat sequentially and gross margins to be approximately 35 percent — we expect that we will incur a net loss and negative cash flow from operations for the quarter.  Accordingly, although there are signs of progress with our enterprise networking strategy, we must accelerate the pace of improvement.  Our key focus for the remainder of fiscal 2005 is on execution of our business plan to grow sales.  Our future success is highly dependent on increased sales of our enterprise networking products, and our largest growth opportunities continue to be linked to the expansion of our product lines targeting mid- to large-sized enterprise customers.  As our portfolio of products and solutions has filled in, our focus increasingly turns to our “customer facing” capabilities—sales, marketing and service.

We are committed to our strategy of being a leading provider of secure, converged network solutions for small, medium and large enterprises.  We believe that, through our expanding portfolio of products and solutions, we can offer enterprise customers a number of advantages, including the following:

•                  Within the industry, there is a trend towards increased standardization of routing and switching technology.  Our products and solutions are based on open technology standards, and are designed and engineered to reduce reliance on proprietary systems, complexity and total cost of ownership.

•                  Traditionally, enterprises have deployed separate data networking and telephone infrastructures, with the attendant costs to install, operate and maintain the separate infrastructures.  However, the continued evolution of networking technology is enabling convergence of data, voice and video over Internet Protocol (IP) networks.  Now, enterprises are finding that new IP telephony networking technology can enable them to converge their traffic over a single infrastructure and achieve substantial cost savings – in terms of initial purchase price as well as ongoing costs of operation and maintenance – and provide new productivity-enhancing telephony features to their employees.  Similarly, the evolution of networking technology is now enabling enterprise-class wireless solutions as well as enhanced security solutions for both wired and wireless environments.  Our convergence-ready data, voice and wireless solutions are built on an open architecture to protect network investments that support evolutionary migrations, heterogeneous networks, and ease of integration for new applications.

We believe that our recent initiatives and our business strategy are consistent with our goals of growth and profitability over the longer term.  However, in light of our results of operations and cash flows for the first half of fiscal 2005, we may need to restructure our business or realign our resources further to promote growth in sales and achieve additional cost and expense savings.

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

Revenue recognition:  We recognize a sale when the product has been delivered and risk of loss has passed to the customer, collection of the resulting receivable is reasonably assured, persuasive evidence of an arrangement exists, and the fee is fixed or determinable.  The assessment of whether the fee is fixed or determinable involves consideration of whether a significant portion of the fee is due after our normal payment terms.  If we determine that the fee is not fixed or determinable, we recognize revenue at the time the fee becomes due, provided that all other revenue recognition criteria have been met.  Also, sales arrangements may contain customer-specific acceptance requirements for both products and services.  In such cases, revenue is deferred at the time of delivery of the product or service and is recognized upon receipt of customer acceptance.

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

We assess collectibility based on a number of factors, including general economic and market conditions, past transaction history with the customer, and the creditworthiness of the customer.  If we determine that collection of the fee is not reasonably assured, then we defer the fee and recognize revenue upon receipt of payment.  We typically do not request collateral from our customers.

A significant portion of our sales is made to distributors and VARs.  Revenue is generally recognized when title and risk of loss pass to the customer, assuming all other revenue recognition criteria have been met.  Sales to these customers are recorded net of appropriate allowances, including estimates for product returns, price protection, and excess channel inventory levels.

For sales of products that contain software that is marketed separately, we apply the provisions of AICPA Statement of Position 97-2, “Software Revenue Recognition” as amended.  Sales of services, including professional services, system integration, project management and training, are recognized upon delivery and completion of performance.  Other service revenue, such as that related to maintenance and support contracts, is recognized ratably over the contract term, provided that all other revenue recognition criteria have been met.  Royalty revenue from licensing is recognized as earned.

Allowance for doubtful accounts:  We continuously monitor payments from our customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  When we evaluate the adequacy of our allowances for doubtful accounts, we take into account various factors including our accounts receivable aging, customer creditworthiness, historical bad debts, and geographic and political risk.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.  As of November 26, 2004, our net accounts receivable balance was $64.4 million.

Inventory:  Inventory is stated at the lower of standard cost, which approximates cost, or net realizable value.  Cost is determined on a first-in, first-out basis.  We perform detailed reviews related to the net realizable value of inventory on an ongoing basis, for both inventory on hand and inventory that we are committed to purchase, giving consideration to deterioration, obsolescence, and other factors.  If actual market conditions differ from those projected by management and our estimates prove to be inaccurate, additional write-downs or adjustments to cost of sales might be required; alternatively, we might realize benefits through cost of sales for sale or disposition of inventory that had been previously written off.  As of November 26, 2004, our net inventory balance was $22.3 million.

Goodwill and intangible assets:  We review the value of our long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.  As of November 26, 2004, we had $1.8 million of net intangible assets and $0.9 million of goodwill remaining on the balance sheet, which we believe to be realizable based on the estimated future cash flows of the associated products and technology.  However, it is possible that the estimates and assumptions used in assessing the carrying value of these assets, such as future sales and expense levels, may need to be reevaluated in the case of continued market deterioration, which could result in further impairment of these assets.

Equity securities and other investments:  As of November 26, 2004, we had $154.1 million of equity securities and other investments, including $138.0 million related to our investment in H-3C.  We account for non-marketable equity securities and other investments at historical cost or, if we have the ability to exert significant influence over the investee, by the equity method.  Investments accounted for by the equity method include investments in limited partnership venture capital funds and our investment in H-3C.  In accounting for these investments by the equity method, we record our proportionate share of the fund’s net income or loss, or H-3C’s net income or loss, based on the most recently available quarterly financial statements.  Since H-3C has adopted a calendar year basis of reporting, we report our equity in H-3C’s net income or loss based on H-3C’s most recent quarterly financial statements, two months in arrears.

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

Income taxes:  We are subject to income tax in a number of jurisdictions.  A certain degree of estimation is required in recording the assets and liabilities related to income taxes, and it is reasonably possible that such assets may not be recovered and that such liabilities may not be paid or that payments in excess of amounts initially estimated and accrued may be required.  We assess the likelihood that our deferred tax assets will be recovered from our future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance.  We consider historical taxable income, estimates of future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance.  Based on various factors, including our recent losses and estimates of future profitability, we have concluded that future taxable income will, more likely than not, be insufficient to recover our U.S. net deferred tax assets as of November 26, 2004.  Accordingly, we have established an appropriate valuation allowance to offset such deferred tax assets.  Adjustments could be required in the future if we determine that the amount to be realized is greater or less than the valuation allowance we have recorded.

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

In December 2003, the SEC released Staff Accounting Bulletin No. 104, “Revenue Recognition”.  SAB 104 clarifies existing guidance regarding revenue for contracts which contain multiple deliverables to make it consistent with EITF No. 00-21.  The adoption of SAB 104 did not have a material effect on our financial position or results of operations.

In March 2004, the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired.  We do not believe that adoption of EITF 03-1 will have a material impact on our financial position or results of operations.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value.  SFAS 123R is effective for all interim periods beginning after June 15, 2005 and, thus, will be effective for us beginning with the second quarter of fiscal 2006.  Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required.  We are currently evaluating the impact of SFAS 123R on our financial position and results of operations.  See Note 3 of notes to condensed consolidated financial statements included in Part I, Item 1 of this report for information related to the pro forma effects on our reported net loss and net loss per share of applying the fair value recognition provisions of the previous Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in our condensed consolidated income statements:

	Three months ended		Six months ended
	November 26,	November 28,	November 26,	November 28,
	2004	2003	2004	2003

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.1	68.7	63.4	68.9
Gross margin	34.9	31.3	36.6	31.1
Operating expenses:
Sales and marketing	39.3	36.1	36.5	37.3
Research and development	14.7	13.4	14.2	14.9
General and administrative	9.5	12.0	9.6	13.4
Amortization and write down of intangibles	1.4	0.6	1.0	1.3
Restructuring charges	3.0	32.4	2.3	31.3
Total operating expenses	67.9	94.5	63.7	98.3
Operating loss	(33.0)	(63.2)	(27.1)	(67.1)
Gain (loss) on investments, net	(0.2)	(6.7)	0.0	(3.5)
Interest and other income, net	3.2	2.1	1.9	2.2
Loss from continuing operations before income taxes and equity interest in loss of unconsolidated joint venture	(30.1)	(67.8)	(25.2)	(68.5)
Income tax provision (benefit)	0.7	0.8	0.2	(1.3)
Equity interest in loss of unconsolidated joint venture	(1.5)	(6.9)	(1.6)	(3.7)
Loss from continuing operations	(32.3)	(75.5)	(26.9)	(70.8)
Discontinued operations, net of taxes	—	(0.9)	—	(0.5)
Net loss	(32.3)%	(76.4)%	(26.9)%	(71.3)%

Sales

Sales in the second quarter of fiscal 2005 totaled $151.1 million, a decrease of $30.8 million, or 17 percent, compared to the same quarter one year ago.  Sales in the first six months of fiscal 2005 totaled $313.4 million, a decrease of $30.4 million, or 9 percent, compared to the same period one year ago.

The decrease in sales was due primarily to a decline in sales of our desktop, mobile, and server connectivity products and our 10/100 Mbps products as the result of increased competitive pressures.  Partially offsetting this decrease was an increase in our Gigabit products, reflecting a shift in technology within the industry from 10/100 switching solutions towards Gigabit switching solutions.  Additionally, there was an increase in voice product sales, reflecting the continued acceptance of our voice solutions and the trend towards convergence in the market.  Enterprise networking products represented 91 percent of total sales in the first six months of fiscal 2005 compared to 83 percent in the same period one year ago.

Sales of our desktop, mobile, and server connectivity products in the second quarter and first six months of fiscal 2005 decreased $14.0 million and $29.7 million, respectively, compared to the same periods one year ago.  The decrease in sales of connectivity products as compared to the same periods one year ago is the result of lower unit demand for these products, reflecting the continued shift in technology from traditional network interface card (NIC), personal computer (PC) card, and mini-peripheral component interconnect (Mini-PCI) form factors to PC chipsets with embedded networking technology, as well as lower average selling prices (ASPs).  We anticipate that sales of our desktop, mobile, and server connectivity products will decline sequentially between 15 and 25 percent in the third quarter of fiscal 2005 due to both reduced demand for our product offerings and continued pricing pressures.

By Geography:  U.S. sales in the second quarter and first six months of fiscal 2005 decreased 12 percent and 2 percent, respectively, when compared to the same periods one year ago.  For the second quarter and the first six months of 2005, the decline in sales of 10/100 Mbps and connectivity products were offset by increased sales of Gigabit and voice products.  U.S. sales in the second quarter of fiscal 2005 represented approximately 27 percent of total sales compared to approximately 26 percent of total sales in the second quarter of fiscal 2004.  U.S. sales in the first six months of fiscal 2005 represented approximately 32 percent of total sales compared to approximately 30 percent of total sales in the same period one year ago.

International sales in the second quarter and first six months of fiscal 2005 decreased 19 percent and 12 percent, respectively, compared to the same periods one year ago.  The decline in international sales, as compared to the same periods one year ago, was primarily the result of a decline in sales of 10/100 Mbps and connectivity products, which were partially offset by increased sales of Gigabit, voice, and routers sourced from the H-3C.

Gross Margin

Gross margin as a percentage of sales improved 3.6 percentage points from 31.3 percent in the second quarter of fiscal 2004 to 34.9 percent in the second quarter of fiscal 2005.  Gross margin as a percentage of sales improved 5.5 percentage points from 31.1 percent in the first six months of fiscal 2004 to 36.6 percent of sales in the first six months of fiscal 2005.  Significant components of the improvement in gross margins were as follows:

	Second Quarter	First Six Months
Outsourced manufacturing and facility closure	3.0%	3.1%
IT and facilities-related expenses	1.9	2.1
Standard-related margin	1.3	1.0
Warranty provision	1.1	1.0
Volume-related impacts	(4.0)	(2.9)
Customer service agreement	(1.3)	(0.6)
Other	1.6	1.8
Total	3.6%	5.5%

•                  Gross margin benefited compared to the prior year periods due to effects associated with our decision to outsource our remaining manufacturing operations in Dublin during fiscal 2004.  Such effects include lower operating costs and the absence of impairment and transition costs incurred in the prior year periods.

•                  We allocate and report both IT and facilities-related expenses as a component of cost of sales and operating expenses.  The portion of such expenses allocated to cost of sales decreased by $3.4 million and $7.1 million in the second quarter and the first six months of fiscal 2005, respectively.

•                  Standard-related margin is a measure of product selling prices less direct manufacturing costs.  The increase in standard-related margin as compared to the same periods one year ago was primarily related to product cost reductions.

•                  Warranty costs decreased in the three and six month periods of fiscal 2005 compared to the same periods one year ago primarily due to improvements in the quality of our products and the cost of services.

•                  Volume-related impacts include higher post-sale technical support costs, manufacturing overhead costs, and royalty fees as a percentage of sales.  Since a portion of these costs is not directly variable with sales, these costs did not decline at the same rate as sales.

•                  In the second quarter of fiscal 2005 we entered into an agreement with Siemens Business Services to outsource and enhance our customer service offerings.  This agreement resulted in transition costs that were not incurred in previous quarters.

Operating Expenses

Total operating expenses in the second quarter of fiscal 2005 were $102.6 million compared to $171.8 million in the second quarter of fiscal 2004, a net decrease of $69.2 million.  In aggregate, sales and marketing, research and development and general and administrative expenses decreased by $15.9 million.  Restructuring charges decreased by $54.4 million.  Partially offsetting these decreases was an increase in amortization and write down of intangibles in the second quarter of fiscal 2005 of $1.1 million compared to the prior year quarter.

As a percent of sales, total operating expenses in the second quarter of fiscal 2005 were 67.9 percent, compared to 94.5 percent in the second quarter of fiscal 2004.  In aggregate, sales and marketing, research and development and general and administrative expenses were 63.5 percent of sales in the second quarter of fiscal 2005, compared to 61.5 percent in the second quarter of fiscal 2004.  To a significant degree, these expenses are controllable and discretionary over time, but they are not directly variable with sales levels within a particular period.  Amortization and write down of intangibles and restructuring costs were 1.4 percent and 3.0 percent of sales, respectively, in the second quarter of fiscal 2005, compared to 0.6 percent and 32.4 percent, respectively, in the second quarter of fiscal 2004.

Total operating expenses in the first six months of fiscal 2005 were $199.6 million compared to $337.5 million in the first six months of fiscal 2004, a net decrease of $137.9 million.  In aggregate, sales and marketing, research and development and general and administrative expenses decreased by $36.4 million from the prior year first half.  In addition, amortization and write down of intangibles and restructuring charges in the first half of fiscal 2005 decreased by $1.3 million and $100.2 million, respectively, from the first half of fiscal 2004.

As a percent of sales, total operating expenses in the first six months of fiscal 2005 were 63.7 percent, compared to 98.3 percent in the first six months of fiscal 2004.  In aggregate, sales and marketing, research and development and general and administrative expenses were 60.4 percent of sales in the first six months of fiscal 2005, compared to 65.6 percent in the first six months of fiscal 2004.  To a significant degree, these expenses are controllable and discretionary over time, but they are not directly variable with sales levels within a particular period.  Amortization and write down of intangibles and restructuring costs were 1.0 percent and 2.3 percent of sales, respectively, in the first six months of fiscal 2005, compared to 1.3 percent and 31.3 percent, respectively, in the first six months of fiscal 2004.

We allocate and report IT-related and facilities-related expenses as a component of cost of sales and operating expenses.  On an overall basis, total operating expenses for the second quarter and first half of 2005 reflected a decrease in IT and facilities-related expenses, as compared to the same three and six-month periods one year ago, largely as a result of employee reductions and other costs associated with our IT outsourcing initiatives.

A more detailed discussion of the factors affecting each major component of total operating expenses is provided below.

Sales and Marketing.  Sales and marketing expenses in the second quarter of fiscal 2005 decreased $6.2 million as compared to the second quarter of fiscal 2004, primarily due to reduced workforce-related expenses, reflecting the reduction of direct-touch sales representatives.  Additionally, reduced IT and facilities-related expenses contributed to the decreased sales and marketing expenses.  Sales and marketing expenses in the first six months of fiscal 2005 decreased $13.8 million as compared to the comparable period of fiscal 2004, primarily due to decreased workforce-related and reduced IT and facilities-related expenses as discussed above.

Research and Development.  Research and development expenses in the second quarter of fiscal 2005 decreased $2.3 million as compared to the second quarter of fiscal 2004 due to reduced IT and facilities-related expenses and lower employee-related expenses resulting from reduced headcount.  Research and development expenses in the first six months of fiscal 2005 decreased $6.7 million as compared to the first six months of fiscal 2004 due to reduced IT and facilities-related expenses, as well as lower employee related expenses.  These decreases were offset to some degree by a charge of approximately $1.7 recorded during the first quarter of fiscal 2005 with respect to purchased in-process technology.

General and Administrative.  General and administrative expenses in the second quarter and first six months of fiscal 2005 decreased $7.4 million and $15.9 million, respectively, from the comparable prior periods of fiscal 2004.  Factors contributing to the decreases included reduced workforce-related expenses resulting from lower headcount, reduced fees for professional services related to completing the establishment of H-3C, and reduced IT and legal expenses.

Amortization and Write Down of Intangibles.  Amortization and write down of intangibles increased $1.1 million in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004.  This increase was due to an impairment charge of $1.2 million related to developed technology associated with the acquisition of assets from NBX Corporation in fiscal 1999.  Amortization and write down of intangibles decreased $1.3 million in the first six months of fiscal 2005 as compared to the first six months of fiscal 2004 due to reduced impairment charges as well as reduced amortization expenses reflecting a lower base of intangible assets.  In the first six months of fiscal 2004, there was an impairment charge of $1.9 million related to developed and core technology associated with the acquisition of assets from Alteon Websystems in fiscal 2001.

Restructuring Charges. Restructuring charges in the second quarter and first six months of fiscal 2005 were $4.5 million and $7.3 million, respectively.  Restructuring charges in the second quarter of fiscal 2005 included $2.5 million for facilities-related costs, reflecting additional charges of $3.2 million related to revisions in estimates of lease obligation costs offset by a $0.7 million benefit related to fair value adjustments of properties classified as held for sale.  Restructuring charges in the second quarter of fiscal 2005 also included charges of $1.8 million for severance and outplacement costs and $0.2 million for other restructuring costs, primarily costs associated with the termination of service agreements.  Restructuring charges in the first six months of fiscal 2005 included $1.6 million for facilities-related costs, reflecting additional charges of $4.8 million related to revisions in estimates of lease obligation costs offset by a $3.3 million benefit related to fair value adjustments of properties classified as held for sale.  Restructuring charges in the first half of fiscal 2005 also included charges of $5.0 million for severance and outplacement costs and $0.7 million for other restructuring costs, primarily costs associated with the termination of service agreements.  Additional restructuring charges are expected to be recorded in the second half of fiscal 2005 in connection with the ongoing transition of our customer service operations to a third-party provider.

Restructuring charges in the second quarter and first six months of fiscal 2004 were $58.9 million and $107.5 million, respectively.  Restructuring charges in the second quarter of fiscal 2004 included $32.9 million in facilities-related charges, including $20.9 million for accelerated depreciation of a Santa Clara facility, $4.6 million of accelerated depreciation of our Dublin manufacturing facility, a $1.4 million loss on the sale of certain Santa Clara properties, $1.4 million of fair value adjustments related to properties held for sale in Hemel Hempstead, U.K. and Dublin, and $4.6 million of other charges related to revisions in estimates of lease obligation costs.  Restructuring charges in the second quarter of fiscal 2004 also included $23.5 million in severance related charges and $2.5 million related to other restructuring costs, primarily relating to long-term asset write downs.  Restructuring charges in the first six months of fiscal 2004 included $68.8 million in facilities-related charges, including $26.4 million of accelerated depreciation of a Santa Clara facility, $22.1 million for an impairment and accelerated depreciation of our Dublin manufacturing facility, $12.6 million in charges for the write down and sale of certain Santa Clara properties, a loss of $1.1 million related to the sale of our Rolling Meadows, Illinois facility, $1.1 million of fair value adjustments related to properties held for sale in Hemel Hempstead and Dublin, and $5.5 million of other facilities-related charges.  Restructuring charges in the first six months of fiscal 2004 also included $31.0 million in severance related charges and $7.7 million related to other restructuring costs, primarily relating to the outsourcing of our manufacturing operations.  These charges were primarily the result of cost reduction efforts initiated in fiscal 2004.

Gain (Loss) on Investments, Net

Net loss on investments in the second quarter and first six months of fiscal 2005 was mainly the result of write downs of long term equity investments.  Net loss on investments in the second quarter of fiscal 2004 was due primarily to market value adjustments of limited partner venture funds and write downs of long term equity investments.  Net loss on investments in the first half of fiscal 2004 was due primarily to market value adjustments and sale of investments in limited partner venture funds.

Interest and Other Income, Net

Interest and other income, net, of $4.8 million in the second quarter of fiscal 2005 increased $1.0 million compared to the second quarter of fiscal 2004.  The increase was primarily driven by an increase in interest income that resulted from higher market interest rates.

Interest and other income, net, in the first six months of fiscal 2005 decreased $1.9 million as compared to the first six months of fiscal 2004. The reduction reflected a provision for unrecoverable value added tax for prior years that was recorded in the first half of fiscal 2005 as a result of an unfavorable tax authority ruling ($2.4 million), partially offset by a reduction in interest expense.

Income Tax Provision (Benefit)

Our tax provision in the second quarter of fiscal 2005 and fiscal 2004 was the result of providing for taxes in certain state and foreign jurisdictions.  Our income tax provision for the first six months of fiscal 2005 was the result of providing for taxes in certain state and foreign jurisdictions, partially offset by the favorable resolution of an income tax audit in a foreign jurisdiction.  Our income tax benefit for the first six months of fiscal 2004 included the benefit of a foreign net operating loss carryback of $8.5 million, partially offset by a provision of $4.0 million for taxes in certain state and foreign jurisdictions.

Equity Interest in Loss of Unconsolidated Joint Venture

As discussed above, we account for our investment in H-3C under the equity method.  Under this method, we record our proportionate share of H-3C’s net income or loss based on the most recently available financial statements.  Since H-3C follows a calendar year basis of reporting, we report our equity in H-3C’s net income or loss based on H-3C’s financial statements for the most recent calendar quarter, two months in arrears. During the second quarter of fiscal 2005, we recorded a charge of $2.3 million representing our ownership share of the net loss from operations incurred by H-3C for the quarter ended September 30, 2004.

H-3C was formed during our second quarter of fiscal 2004.  At that time, we recorded a charge of $12.6 million representing our ownership share of the value attributed to in-process technology contributed to H-3C by Huawei that had not yet reached technological feasibility and had no alternative future use.

Discontinued Operations

Discontinued operations relate to our CommWorks business unit that was sold in the fourth quarter of fiscal 2003.  We recorded a loss of $1.6 million and $1.9 million in the second quarter and first six months of fiscal 2004, respectively, due to adjustments to previous estimates of liabilities related to the sale of CommWorks.

Liquidity and Capital Resources

Cash and equivalents and short-term investments at November 26, 2004 were $1,273.9 million, a decrease of approximately $109.5 million compared to the balance as of May 28, 2004 of $1,383.4 million.

Net cash used in operating activities was $65.9 million in the first six months of fiscal 2005, primarily reflecting our loss from continuing operations of $84.4 million.  We expect that cash flows from operating activities will be negative during third quarter of fiscal 2005, and probably longer, due to projected continuing net losses.  There are no assurances that we can reduce our net losses and negative cash flow in the foreseeable future, or that we can raise additional capital if needed to fund our operations on an ongoing basis.  However, based on current business conditions and our current operating and financial plans, but subject to the discussion in Business Environment and Industry Trends below, we believe that our existing cash and equivalents and short-term investments will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.  As a result of the aforementioned fiscal 2005 restructuring actions and related charges, and based on our current projections for sales, costs and expenses, which are subject to significant uncertainty, we expect net cash flow from operations to be improved by approximately $1 million per quarter from the level reported for the second quarter of fiscal 2005.  This improvement excludes the impact of cash disbursements to be made in settlement of liabilities accrued as of November 26, 2004 and is not expected to be fully realized until the fourth quarter of fiscal 2005.

Significant commitments that will require the use of cash in future periods include the pending acquisition of TippingPoint, as well as obligations under lease, contract manufacturing, royalty and patent licensing arrangements, IT outsourcing agreements, customer service agreements and guarantee agreements.  Total future lease obligations as of November 26, 2004 were $50.8 million, of which $19.4 million will be paid over the next twelve months.  Obligations under royalty and patent licensing arrangements as of November 26, 2004 were approximately $12.0 million, all of which is expected to be paid over the next twelve months.  Under our IT outsourcing agreements, we are subject to minimum annual payments that vary depending on the service level we choose.  Based upon current service levels, we would owe approximately $37.9 million through December 2013, of which $4.7 million will be paid over the next twelve months.  Termination of such agreements prior to December 2013 would result in early termination penalties that decline over time.  If we were to terminate the agreements at the beginning of the third quarter of fiscal 2005, such penalties are estimated to be approximately $2.8 million.  Under our customer service agreements, we are subject to minimum annual payments that vary depending on the volume of service provided.  Based upon our estimated service volumes, we would owe approximately $122.3 million through the next seven years, of which $13.1 million will be paid over the next twelve months.   Termination of such agreements prior to this date would result in early termination fees.

Net cash provided by investing activities was $10.7 million for the first six months of fiscal 2005, including approximately $37.8 million from the sale of property and equipment, primarily our Dublin facility.  These proceeds were offset by $17.9 million of net outflows related to purchases, sales and maturities of debt and equity securities, $7.5 million of outflows related to the purchase of property and equipment, and expenditures of $1.7 million related to the purchase of technology assets.  As of November 26, 2004, capital expenditure commitments outstanding were not material.

Our investments in equity securities include the activities of 3Com Ventures.  3Com Ventures selectively makes strategic investments in privately-held companies and in limited partnership venture capital funds, which in turn invest in privately-held companies.  These investment activities may include a strategic commercial or technology relationship, such as a component supply agreement or technology license arrangement, and are entered into with the intention of complementing our business strategies and research and development efforts.  3Com Ventures made additional investments of $0.9 million in the first six months of fiscal 2005 with respect to investments initially made in prior periods; also, at November 26, 2004, 3Com Ventures was contractually obligated to make additional capital contributions totaling $8.1 million to certain venture capital funds.  The expiration dates for such capital calls are generally five to eight years from the inception of the fund, and the amounts and timing of such calls during that period are made at the discretion of the funds’ general partners.  We estimate that we will pay approximately $3.4 million over the next twelve months as capital calls are made.

Net cash used in financing activities was $64.3 million in the first six months of fiscal 2005.  There were no borrowings or repayments under our revolving line of credit during the first six months of fiscal 2005.  During November 2004, our revolving line of credit agreement expired according to its terms.

Effective November 29, 2004, we entered a new credit agreement facilitating the issuance of standby letters of credit and bank guarantees required in the normal course of business.

In the first quarter of fiscal 2005, we repurchased approximately 15.0 million shares of our common stock at a total cost of $73.4 million.  These repurchases were made pursuant to the stock repurchase program that was approved by our Board of Directors in March 2003, and that authorizes expenditures of up to $100.0 million during a two-year period through March 2005.  There were no repurchases during the second quarter of fiscal 2005. At November 26, 2004, approximately $26.6 million of the authorization remained available for future repurchases.

In the first six months of fiscal 2005, we issued 2.1 million shares of stock under our employee stock plans and collected $9.1 million related to such issuances.

As of November 26, 2004, our outstanding stock options as a percentage of outstanding shares were 15 percent.  Stock option activity during the first six months of fiscal 2005 and stock option detail as of November 26, 2004, were as follows:

	Number	Weighted average
	of shares	exercise price
	(in thousands)
Outstanding, May 28, 2004	56,885	$7.18
Granted	5,845	4.69
Exercised	(1,103)	5.02
Canceled	(6,002)	7.18
Outstanding, November 26, 2004	55,625	$6.96

			Outstanding options as of November 26, 2004		Exercisable at November 26, 2004
Range of			Number	Weighted average	Number	Weighted average
exercise prices			of shares	exercise price	of shares	exercise price
			(in thousands)		(in thousands)
$0.13	-	$4.00	207	$3.28	203	$3.27
4.01	-	5.00	15,585	4.60	6,863	4.63
5.01	-	6.00	17,800	5.56	13,962	5.63
6.01	-	7.00	4,064	6.22	3,159	6.20
7.01	-	8.00	3,796	7.51	3,086	7.48
8.01	-	21.57	14,173	11.43	13,634	11.55
Total			55,625	$6.96	40,907	$7.61

The following table summarizes our equity compensation plans as of November 26, 2004:

	Number of securities to be issued upon exercise of options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities
			reflected in 1st column)
	(in thousands)		(in thousands)

Equity compensation plans approved by stockholders	26,762	$7.17	19,706
Equity compensation plans not approved by stockholders*	28,630	6.77	—
Total	55,392	$6.97	19,706

*Excludes 0.2  million outstanding options with an average exercise price of $5.68.  These options were assumed in connection with acquisitions and no additional options are available for future issuance under such plans.

Options issued outside of the stockholder-approved plans were issued under our broad-based 1994 Stock Option Plan, as amended.  Options granted from this plan were granted at fair value, vest over two to four years, and expire ten years after the date of grant.  Effective September 2003, the 2003 Stock Plan was approved by stockholders and has replaced the 1994 Stock Option Plan for all grants subsequent to the approval date.  Also, in September 2003, stockholders approved a five million share increase in the number shares available for issuance under the Employee Stock Purchase Plan.

Business Environment and Industry Trends

Industry trends and specific risks may affect our future business and results.  The matters discussed below could cause our future results to differ from past results or those described in forward-looking statements and could have a material adverse effect on our business, financial condition, results of operations and stock price.

We have incurred significant net losses in recent fiscal periods, including $84 million for the first half of fiscal 2005, and $349 million, $284 million and $596 million for fiscal years 2004, 2003 and 2002, respectively, and we may not be able to return to profitability.

We incurred a net loss of $84 million for the first half of fiscal 2005, and net losses of $349 million, $284 million and $596 million for fiscal 2004, 2003 and 2002, respectively.  Although we are taking steps designed to improve our results of operations, we cannot assure you that we will return to profitability.

We have faced a number of challenges that have affected our operating results during the current and past several fiscal years.  Specifically, we have experienced, and may continue to experience, the following:

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

•                                          industry consolidation resulting in competitors with greater financial, marketing, and technical resources; and

•                                          the presence of existing competitors with greater financial resources together with the potential emergence of new competitors with lower cost structures and more competitive offerings.

We may not be able to compensate for lower sales or unexpected cash outlays with cost reductions sufficient to generate positive net income or cash flow.

Although we have implemented cost and expense reductions, if we are unable to achieve our growth objectives, we will need to further reduce costs which may in turn reduce our sales.  If we are not able to effectively reduce our costs and expenses, we may not be able to generate positive net income or cash flow from operations.  If we continue to experience negative cash flow from operations over a prolonged period of time or if we suffer unexpected cash outflows, our liquidity and ability to operate our business effectively could be adversely affected.  For example, our ability to raise financial capital may be hindered due to the possibility of continuing net losses and negative cash flow in the future.  An inability to raise financial capital would limit our operating flexibility.

We are unable to predict the exact amount of cost reductions required for us to generate positive net income or cash flow from operations because we cannot accurately predict the amount of our future sales.  The amount of our future sales depends, in part, on future economic and market conditions, which are difficult to forecast accurately.  Although we cannot accurately predict the amount of our future sales overall, we expect that sales from sales of desktop, mobile and server connectivity products, which represented approximately 9 percent of total sales for the first half of fiscal 2005, will decline further due to changing technological trends in the networking industry as well as continuing pricing pressures.

Efforts to reduce operating expenses could involve further workforce reductions and lead to reduced sales and other disruptions in our business.

Our operating expenses as a percent of sales continue to be higher than our desired long-term financial model.  We have taken, and will continue to take, actions to reduce these expenses.  Consistent with our strategy and growth goals, future actions will be focused on resources and investments that are not associated with our “customer facing” sales and support activities.  Such future actions could include further reductions in our workforce, relocation of functions and activities to lower cost locations, changes or modifications in IT systems or applications, or process reengineering.  As a result of these actions, the employment of some employees with critical skills might be terminated, and other employees might leave our company voluntarily due to the uncertainties associated with our business environment and their job security.  In addition, reductions in overall staffing levels might make it more difficult for us to achieve our growth objectives, to adhere to our preferred business practices and to address all of our legal and regulatory obligations in an effective manner, which could, in turn, ultimately lead to missed business opportunities, higher operating costs or penalties.

We entered into a joint venture in China with Huawei that, if not successful, could materially and adversely impact our business, business prospects and operating results.

In November 2003, we formed a joint venture for enterprise networking products with Huawei, a leading Chinese company.  3Com currently has a 49 percent minority interest in H-3C, which is domiciled in Hong Kong and has its principal operations in Hangzhou and Beijing, China.  Pursuant to the joint venture agreements, as amended and supplemented in the first quarter of fiscal 2005, we have the right to market and support the H-3C products under the 3Com® brand in all countries except China and Japan.  The joint venture sells products sourced internally as well as from 3Com and Huawei under H-3C’s brand as well as the 3Com brand and the Huawei brand directly in China, Japan and Hong Kong.

The business of H-3C is subject to all of the operational risks that normally arise for a technology company with global operations pertaining to research and development, manufacturing, sales, service, marketing, and corporate functions.  In addition, there could be disagreements between 3Com and Huawei with respect to important strategic and operational decisions.  A key factor in the success of H-3C is that product sourced from it remains competitive over time particularly with respect to features, performance, quality and cost.  For example, one factor that could affect cost competitiveness is future adverse exchange rate movements between H-3C’s local currency of operations and the U.S. Dollar.  In addition, competition in the enterprise networking market involves challenges from numerous, well-established companies with substantial resources and significant market share.

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

The networking business is highly competitive.  As a result, our success is dependent, in part, on our ability to meet the needs of new customers and markets by enhancing existing products and solutions, and introducing new products and solutions, on a timely basis.  Our efforts to enhance existing offerings and develop new offerings include:

•                                          internal research and development activities

•                                          the H-3C joint venture and other strategic relationships; and

•                                          acquisitions.

As described elsewhere in this report, on December 13, 2004, we announced that we have entered into a definitive Agreement and Plan of Merger whereby we will acquire TippingPoint. In the future, we may pursue additional acquisitions of other companies with established market access and position or promising technology and products to enhance our existing capabilities.

Acquisitions involve numerous risks, including the following:

•                                          potential difficulties related to integrating the technologies, products and operations of the acquired company;

•                                          failure to operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices;

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

There can be no assurances that our pending acquisition of TippingPoint will be completed as planned or that the acquisition of TippingPoint or other acquisitions that we might pursue will be successful.   If we pursue an acquisition but are not successful in completing it, or if we complete an acquisition but are not successful in integrating the acquired company’s technology, products or operations successfully, our business, financial position or results of operations could be adversely affected.

We expect to utilize joint ventures and other alliances as key elements in our strategy.  If we are not successful in forming desired ventures and alliances or if such ventures and alliances are not successful, our ability to achieve our growth and profitability goals could be adversely affected.

As discussed above, in November 2003, we formed a joint venture in China for enterprise networking products.  In addition, we have announced alliances with third parties, such as Electronic Data Systems Corporation (EDS), Aspect Communications Corporation, Crossbeam Systems, Inc., Trapeze Networks and Siemens Business Services.  At the present time, these relationships are in the early stages of development and have not yet produced the benefits that we hope to ultimately achieve.  In the future, we expect to evaluate other possible strategic relationships, including joint ventures and other types of alliances, and we may increase our reliance on such strategic relationships to broaden our sales channels, complement internal development of new technologies and enhancement of existing products, and exploit perceived market opportunities.

Strategic relationships can present a number of challenges. For example, we compete in business areas with companies with which we, at the same time, have strategic alliances in other business areas.  Also, if we fail to form the number and quality of strategic relationships that we desire, or if such strategic relationships are not successful, we could suffer missed market opportunities, channel conflicts, delays in product development or delivery, or other operational difficulties.  Further, if third parties acquire our strategic partners or if our competitors enter into successful strategic relationships, we may face increased competition.  Any of these difficulties could have an adverse effect on our future sales and results of operations.

Our strategy of outsourcing functions and operations may fail to reduce cost and may disrupt our operations.

We continue to look for ways to decrease cost and improve efficiency by contracting with other companies to perform functions or operations that, in the past, we have performed ourselves.  During fiscal 2004, we completed the outsourcing of all manufacturing of our products.  We now rely on outside vendors to meet all of our manufacturing needs as well as a significant portion of our IT needs.  Additionally, in the second quarter of fiscal 2005, we announced an initiative to expand our service offerings with Siemens Business Services.  To achieve future cost savings or operational benefits, we may expand our outsourcing activities to cover additional services which we believe a third party may be able to provide in a more efficient or effective manner than we could do ourselves internally.

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

Our business would suffer if negative effects such as these were to occur.  One factor that may cause greater difficulty for us in quickly and effectively introducing new products with the features, functionality, quality, and costs that are optimal for the market is our reliance on relationships with strategic partners, such as original design manufacturers (ODMs).  Because ODMs manufacture the products of other companies as well as ours, the timeliness of the availability of our products depends, in part, on their production schedules.  In addition, we are relying on ODMs to manufacture products that meet our specifications with regard to quality and cost.  We will continue to source other products from OEMs and from H-3C.  Finally, since we rely on our strategic partners, we may not be able to independently identify current product and technology trends or to respond to such trends as well as if we were working independently.

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

We are making significant investments in various new technologies and product lines.  For example, we have made and continue to make investments in Layer 3+ switching technology, Gigabit Ethernet technology, Internet Protocol (IP) telephony, wireless LANs, and network security technology.  In addition, if consummated as expected, our pending acquisition of TippingPoint will result in a significant investment in network-based intrusion-prevention technology.  We expect new products and solutions based on these various technologies to contribute to future growth in our sales.  However, the markets for some of these products and solutions are still emerging and the market potential for our products and solutions based on these technologies remains unproven.  If customer demand for our products and solutions based on these technologies does not develop as we expect, or if our sales and marketing strategies for these technologies are not effective, our financial results could be adversely affected and we might need to change our business strategy.

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

Slow market acceptance of new technologies, products, or industry standards could adversely affect our sales or overall results of operations.  In addition, if our technology is not included in an industry standard on a timely basis or if we fail to achieve timely certification of compliance to industry standards for our products, our sales of such products or our overall results of operations could be adversely affected.

A significant portion of our sales is derived from a small number of partners.  If any of these partners reduces its business with us, our business could be seriously harmed.

We distribute many of our products through two-tier distribution channels that include distributors, systems integrators and VARs.  A significant portion of our sales is concentrated among a few distributors; our two largest customers accounted for a combined 37 percent of total sales for the first half of fiscal 2005, a combined 33 percent of total sales for both fiscal 2004 and fiscal 2003 and a combined 28 percent of total sales for fiscal 2002.  If either of these distributors reduces its business with us, our sales and overall results of operations could be adversely affected.

We depend on distributors who maintain inventories of our products.  If the distributors reduce their inventories of our products, our sales could be adversely affected.

Our distributors maintain inventories of our products.  We work closely with our distributors to monitor channel inventory levels and ensure that appropriate levels of products are available to resellers and end users.  We have improved certain elements of our supply chain processes so that deliveries to our channel partners can be done more rapidly, thereby enabling our channel partners to hold fewer weeks of supply of our products in their inventory.  Our target range for channel inventory levels is between four and five weeks supply on hand at our distributors.  Channel inventory levels were within our target range at the end of November 2004, and we expect to operate our business within that range for the remainder of fiscal 2005.  At this level of channel inventory, some of our channel partners will hold less than the average level of inventory, and others will be at a higher level.  Partners with a below-average inventory level may incur “stock outs” that would adversely impact our sales.  If our channel partners further reduce their levels of inventory of our products, our sales would be negatively impacted during the period of change.

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

Our competition with Huawei in the enterprise networking market could have a material adverse effect on our sales and our results of operations.

As Huawei expands its international operations, there will be increasing instances where we compete directly with Huawei in the enterprise networking market.  We expect to be able to compete effectively with Huawei in this market as a result of our strengths in a number of areas including our brand identity, breadth of products and solutions offerings, and professional services capabilities.  We also are free to engineer derivative models of products sourced from H-3C that would not be available to Huawei or other H-3C customers.  However, as a co-owner and OEM customer of H-3C, Huawei will have access to many of H-3C’s products just as we do, thereby enhancing Huawei’s current ability to compete directly with us in markets outside of China, Hong Kong and Japan.  If this occurs, we could lose a competitive advantage in those markets, which could have a material adverse effect on our sales and overall results of operations.  At the same time, however, to the extent that this occurs and Huawei becomes a more significant customer of H-3C, we could benefit indirectly as a result of our 49% ownership interest in H-3C.

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

•                                          our reliance on, and long-term arrangements with, third-party manufacturers places much of the supply chain process out of our direct control and heightens the need for accurate forecasting and reduces our ability to transition quickly to alternative supply chain strategies; and

•                                          we may experience disruptions to our logistics.

Some of our suppliers are also our competitors.  We cannot be certain that in the future our suppliers, particularly those who are also in active competition with us, will be able or willing to meet our demand for components in a timely and cost-effective manner.

There has been a trend toward consolidation of vendors of electronic components.  Our reliance on a smaller number of vendors and the inability to quickly switch vendors increase the risk of logistics disruptions, unfavorable price fluctuations, or disruptions in supply, particularly in a supply-constrained environment.

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

Operation of the supply chain requires accurate forecasting of demand.  If overall demand for our products or the mix of demand for our products is significantly different from our expectations, we may face inadequate or excess component supply or inadequate or excess manufacturing capacity.  This would result in orders for products that could not be manufactured in a timely manner, or a buildup of inventory that could not easily be sold.  Either of these situations could adversely affect our market share, sales, results of operations or financial position.

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

Many of our competitors, such as telecommunications, networking, and computer equipment manufacturers, have large intellectual property portfolios, including patents that may cover technologies that are relevant to our business.  In addition, many smaller companies, universities, and individual inventors have obtained or applied for patents in areas of technology that may relate to our business.  The industry continues to be aggressive in assertion, licensing, and litigation of patents and other intellectual property rights.

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

•                                          changes in our cash and equivalents and short term investment balances;

•                                          variations between our actual financial results and the published analysts’ expectations; and

•                                          announcements by our competitors.

In addition, over the past several years, the stock market has experienced significant price and volume fluctuations that have affected the stock prices of many technology companies.  These factors, as well as general economic and political conditions or investors’ concerns regarding the credibility of corporate financial statements and the accounting profession, may have a material adverse affect on the market price of our stock in the future.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We hold marketable equity traded securities that have a brief trading history and are highly subject to market price volatility.  Equity security price fluctuations of plus or minus 50 percent would not have a material impact on the value of these securities as of the end of the second quarter of fiscal 2005.

Information related to interest rate sensitivity and foreign currency exchange risk is contained in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended May 28, 2004.

Item 4. Controls and Procedures

a.               We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our second fiscal quarter pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  Based upon that evaluation, except as set forth below, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  During our second fiscal quarter, two filings on Form 8-K, to report the execution of severance agreements with former executive officers of 3Com, were filed after the four business day requirement.  We have taken steps to ensure that the execution or amendment of material contracts in the future is reported in a timely manner on Form 8-K, including increased communications of the rules governing our disclosure obligations and tighter integration of our reporting requirements with operations of the business.

Our review of our internal controls was made within the context of the relevant professional auditing standards defining “internal controls,” “reportable conditions,” and “material weaknesses.” “Internal controls” are processes designed to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States.  “Significant deficiencies” are control issues that could have a significant adverse effect on our ability to properly authorize transactions, safeguard our assets, or record, process, summarize or report financial data in the consolidated financial statements.  A “material weakness” is a particularly serious deficiency where the systems of internal control do not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the consolidated financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.  As part of our internal controls procedures, we also address other, less significant control matters that we identify, and we determine what revision or improvement to make, if any, in accordance with our on-going procedures.

b.              There have been no changes in our internal control over financial reporting that occurred during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 1.   Legal Proceedings

The information set forth in Note 15 of Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

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

The following table summarizes repurchases of our stock, including shares returned to satisfy tax withholding obligations, in the quarter ended November 26, 2004:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

August 28, 2004 through September 27, 2004	3,059	$4.27	—	$26,635,406
September 28, 2004 through October 27, 2004	101,587	4.89	—	26,635,406
October 28, 2004 through November 26, 2004	—	—	—	26,635,406
Total	104,646	$4.87	—

(1)          Includes 4,646 shares returned to us from employees to satisfy tax withholding obligations that arose upon the vesting of a restricted stock award and 100,000 shares of restricted common stock returned to us upon the termination of employment of our former Executive Vice President, Worldwide Sales.

(2)          Our current stock repurchase program was announced on March 19, 2003 and permits expenditures of up to $100.0 million through March 2005.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

(a)           The Annual Meeting of Shareholders was held on September 22, 2004.

(b)                                 Each of the persons named in the Proxy Statement as a nominee for director was elected and the proposals listed below were approved.  The following are the voting results of the proposals:

Proposal I	For	Withheld	Broker Non-Votes
Election of Directors:
Eric A. Benhamou	344,828,234	6,300,536	0
Gary T. DiCamillo	339,552,282	11,576,488	0
James R. Long	346,250,273	4,878,497	0
Raj Reddy	347,256,559	3,872,211	0
David C. Wajsgras	346,221,717	4,907,053	0

Other Directors whose term of office as a director continued after the meeting were Bruce L. Claflin, Julie St. John and Paul G. Yovovich

Proposal II	For	Against	Abstain	Broker Non-Votes
To ratify the appointment of Deloitte & Touche LLP as our independent public accountants for the fiscal year ending June 3, 2005:	345,593,221	4,687,875	847,674	0

Item 5.   Other Information

None.

Item 6.   Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	0-12867	2.1	04/04/00
2.2	Tax Sharing Agreement between the Registrant and Palm, Inc.	10-Q	0-12867	2.7	04/04/00
2.3	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.	10-Q	0-12867	2.11	04/04/00
2.4	Agreement and Plan of Merger, dated December 13, 2004, by and among 3Com Corporation, Topaz Acquisition Corporation and TippingPoint Technologies, Inc.	8-K	0-12867	2.1	12/16/04
3.1	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger	10-Q	0-12867	3.4	10/08/99
3.2	Registrant’s Bylaws, as amended on August 7, 2001	10-K	0-12867	3.5	08/02/02
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	10-Q	0-12867	3.6	10/11/01
4.1	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002	8-A/A	0-12867	4.2	11/27/02
10.1	Severance Agreement and General Release dated as of September 16, 2004 by and between the Registrant and Dennis Connors*	8-K	0-12867	10.1	9/29/04
10.2	Severance Agreement and General Release dated as of October 22, 2004 by and between the Registrant and Nick Ganio*	8-K	0-12867	99.1	11/5/04

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.3	Form of Stock Option Agreement*					X
10.4	Form of Performance Accelerated Vesting Restricted Stock Grant Agreement*					X
10.5	Form of Restricted Stock Grant Agreement - Standard 4-Year Vesting*					X
31.1	Certification of Principal Executive Officer					X
31.2	Certification of Principal Financial Officer					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*  Indicates a management contract or compensatory plan.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3Com Corporation
(Registrant)

Dated:	January 4, 2005	By:	/s/ Donald M. Halsted, III
Donald M. Halsted, III
Executive Vice President, Finance and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Exhibit Index

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	0-12867	2.1	04/04/00
2.2	Tax Sharing Agreement between the Registrant and Palm, Inc.	10-Q	0-12867	2.7	04/04/00
2.3	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.	10-Q	0-12867	2.11	04/04/00
2.4	Agreement and Plan of Merger, dated December 13, 2004, by and among 3Com Corporation, Topaz Acquisition Corporation and TippingPoint Technologies, Inc.	8-K	0-12867	2.1	12/16/04
3.1	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger	10-Q	0-12867	3.4	10/08/99
3.2	Registrant’s Bylaws, as amended on August 7, 2001	10-K	0-12867	3.5	08/02/02
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	10-Q	0-12867	3.6	10/11/01
4.1	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002	8-A/A	0-12867	4.2	11/27/02
10.1	Severance Agreement and General Release dated as of September 16, 2004 by and between the Registrant and Dennis Connors*	8-K	0-12867	10.1	9/29/04
10.2	Severance Agreement and General Release dated as of October 22, 2004 by and between the Registrant and Nick Ganio*	8-K	0-12867	99.1	11/5/04
10.3	Form of Stock Option Agreement*					X
10.4	Form of Performance Accelerated Vesting Restricted Stock Grant Agreement*					X
10.5	Form of Restricted Stock Grant Agreement – Standard 4-Year Vesting*					X
31.1	Certification of Principal Executive Officer					X
31.2	Certification of Principal Financial Officer					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*  Indicates a management contract or compensatory plan.