Form 10-Q
period 2005-02-25
3COM CORP
filed 2005-04-05
CIK 738076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 25, 2005

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

Yes    ☒                     No    ☐

As of March 25, 2005, 383,668,086 shares of the registrant’s Common Stock were outstanding.

3Com Corporation

Table of Contents

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations
	Three and Nine Months Ended February 25, 2005 and February 27, 2004	3

	Condensed Consolidated Balance Sheets
	February 25, 2005 and May 28, 2004	4

	Condensed Consolidated Statements of Cash Flows
	Nine Months Ended February 25, 2005 and February 27, 2004	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Submission of Matters to a Vote of Security Holders	43

Item 5.	Other Information	43

Item 6.	Exhibits	43

Signatures

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

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

3Com Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	February 25, 2005	February 27, 2004	February 25, 2005	February 27, 2004

Sales	$161,185	$171,769	$474,602	$515,539

Cost of sales	103,825	111,500	302,456	348,376

Gross margin	57,360	60,269	172,146	167,163

Operating expenses:
Sales and marketing	59,358	61,846	173,851	190,090
Research and development	24,445	23,776	67,369	75,124
General and administrative	13,959	17,599	44,016	63,522
Amortization and write down of intangibles	1,716	1,071	4,905	5,553
In-process research and development	5,100	—	6,775	—
Restructuring charges	9,093	39,534	16,374	147,050
Total operating expenses	113,671	143,826	313,290	481,339

Operating loss	(56,311)	(83,557)	(141,144)	(314,176)

Gain (loss) on investments, net	1,661	880	1,743	(11,314)
Interest and other income, net	4,853	3,612	10,667	11,364

Loss from continuing operations before income taxes and equity interest in loss of unconsolidated joint venture	(49,797)	(79,065)	(128,734)	(314,126)

Income tax benefit (provision)	(959)	(1,626)	(1,502)	2,909
Equity interest in loss of unconsolidated joint venture	(2,249)	(4,196)	(7,125)	(16,789)

Loss from continuing operations	(53,005)	(84,887)	(137,361)	(328,006)

Discontinued operations, net of taxes	—	(685)	—	(2,541)

Net loss	$(53,005)	$(85,572)	$(137,361)	$(330,547)

Basic and diluted loss per share:
Continuing operations	$(0.14)	$(0.22)	$(0.36)	$(0.87)
Discontinued operations, net of taxes	—	—	—	(0.01)

Net loss	$(0.14)	$(0.22)	$(0.36)	$(0.88)

Shares used in computing per share amounts:
Basic and diluted	379,946	385,019	382,075	376,077

See notes to condensed consolidated financial statements.

3Com Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value)	February 25, 2005	May 28, 2004

ASSETS
Current assets:
Cash and equivalents	$226,979	$476,274
Short-term investments	655,802	907,082
Accounts receivable, less allowance for doubtful accounts ($15,181 and $16,276, respectively)	74,018	66,372
Inventories	24,263	27,679
Other current assets	33,335	42,270
Total current assets	1,014,397	1,519,677

Investment in Huawei-3Com joint venture	135,766	142,891
Property and equipment, net	71,346	72,452
Property and equipment held for sale	—	42,147
Deposits and other assets	43,983	34,806
Deferred income taxes	3,053	2,937
Intangible assets, net	69,966	5,009
Goodwill	310,367	899

Total assets	$1,648,878	$1,820,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,725	$80,408
Accrued liabilities and other	232,992	226,161

Total current liabilities	310,717	306,569

Deferred revenue and long-term obligations	9,149	15,135

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 990,000 shares authorized; shares issued: 383,286 and 392,738, respectively	2,302,372	2,262,223
Treasury stock, at cost, 10,127 and 0 shares, respectively	(49,577)	—
Unamortized stock-based compensation	(13,279)	(2,577)
Retained deficit	(905,702)	(755,244)
Accumulated other comprehensive loss	(4,802)	(5,288)
Total stockholders’ equity	1,329,012	1,499,114

Total liabilities and stockholders’ equity	$1,648,878	$1,820,818

See notes to condensed consolidated financial statements.

3Com Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
(In thousands)	February 25, 2005	February 27, 2004

Cash flows from operating activities:
Loss from continuing operations	$(137,361)	$(328,006)
Adjustments to reconcile loss from continuing operations to cash (used in) operating activities:
Loss from discontinued operations	—	(2,541)
Depreciation and amortization	36,797	96,789
Write down of intangibles	1,242	1,905
(Gain) loss on property and equipment	(5,445)	41,111
(Gain) loss on investments, net	(1,769)	11,314
Equity interest in loss of unconsolidated joint venture	7,125	16,789
Deferred income taxes	(118)	(207)
Purchased in-process research and development	6,775	—
Stock-based compensation expense	1,778	2,206
Changes in assets and liabilities:
Accounts receivable	(7,646)	3,319
Inventories	(4,581)	(2,090)
Other assets	(5,884)	(8,611)
Accounts payable	(2,682)	(8,746)
Accrued liabilities and other	2,074	27,831

Net cash (used in) operating activities	(109,695)	(148,937)

Cash flows from investing activities:
Investment in Huawei-3Com joint venture	—	(160,000)
Purchases of investments	(466,330)	(662,734)
Proceeds from maturities and sales of investments	706,071	782,310
Purchases of property and equipment	(13,704)	(12,552)
Businesses acquired in purchase transactions, net of cash acquired	(355,686)	—
Proceeds from sale of property and equipment	50,946	100,240

Net cash provided by (used in) investing activities	(78,703)	47,264

Cash flows from financing activities:
Issuances of common stock	11,779	106,521
Repurchases of common stock	(73,365)	—
Collection of note receivable issued for warrants	—	8,421
Repayments of borrowings	(1,308)	(346)

Net cash provided by (used in) financing activities	(62,894)	114,596

Effect of exchange rate changes on cash and equivalents	1,997	1,222

Increase (decrease) in cash and equivalents during period	(249,295)	14,145

Cash and equivalents, beginning of period	476,274	415,798

Cash and equivalents, end of period	$226,979	$429,943

See notes to condensed consolidated financial statements.

3Com Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.           Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our financial position as of February 25, 2005 and May 28, 2004, and our results of operations and cash flows for the three and nine months ended February 25, 2005 and February 27, 2004.

Certain amounts from prior periods have been reclassified to conform to the current period presentation.  In connection with the preparation of this report, we concluded that it was appropriate to classify auction rate securities, which are securities with longer stated maturities, but have interest rates that reset similar to short-term securities, as short-term investments.  Previously, such investments had been classified as cash and equivalents.  We made corresponding adjustments to our Condensed Consolidated Statement of Cash Flows and to our Condensed Consolidated Balance Sheet.  These reclassifications had no impact on working capital, our results of operations or our cash flows from operating activities.

We use a 52 or 53-week fiscal year ending on the Friday nearest to May 31.  The results of operations for the three and nine months ended February 25, 2005 may not be indicative of the results to be expected for the fiscal year ending June 3, 2005.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 28, 2004.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) of the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. We do not believe that adoption of EITF 03-1 will have a material impact on our financial position or results of operations.

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

Note 2.           Discontinued Operations

On March 4, 2003, we entered into an agreement (Asset Purchase Agreement) to sell selected assets and liabilities of our CommWorks division to UTStarcom, Inc. in exchange for $100 million in cash, subject to certain closing adjustments.  On May 23, 2003, we completed the sale pursuant to the terms of the Asset Purchase Agreement.  As a result, we reported the CommWorks division as a discontinued operation beginning in the fourth quarter of fiscal 2003 and restated all prior periods presented on a comparative basis.  The loss from discontinued operations for the three months and nine months ended February 27, 2004 resulted from adjustments to previous estimates of liabilities related to the sale of the CommWorks division.

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

Additionally, we have an employee stock purchase plan (ESPP) under which eligible employees may authorize payroll deductions of up to ten percent of their compensation, as defined, to purchase common stock at a price of 85 percent of the lower of the fair market value as of the beginning or end of the six-month offering period.

As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” we follow Accounting Principles Board (APB) Opinion 25 and related Interpretations in accounting for stock-based awards to employees.  Under APB Opinion 25, compensation expense associated with employee stock awards is measured as the difference, if any, between the price to be paid by an employee and the fair value of the underlying common stock on the grant date, which usually is the measurement date for accounting purposes.  Generally, we recognize no compensation expense with respect to stock-based option awards and stock issued under the ESPP.  However, to the extent that we modify an employee’s stock options subsequent to the grant date (for example, by extending the period of time permitted for exercising a stock option following an employee’s involuntary termination), we record compensation expense attributable to the modifications.  Also, we record compensation expense related to restricted stock over the applicable vesting period; such compensation expense is measured as the fair market value of the restricted stock at the date of the grant.

SFAS 123 requires disclosure of the pro forma effects on our reported net loss and net loss per share of applying the fair value recognition provisions of SFAS 123 to stock-based employee compensation.  The following table illustrates such pro forma effects:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	February 25, 2005	February 27, 2004	February 25, 2005	February 27, 2004

Net loss as reported	$(53,005)	$(85,572)	$(137,361)	$(330,547)
Add: Stock-based compensation included in reported net loss	913	955	1,778	2,206
Deduct: Total stock-based compensation determined under the fair value-based method, net of related tax effects	(5,163)	(4,229)	(12,898)	(14,918)
Pro forma net loss	$(57,255)	$(88,846)	$(148,481)	$(343,259)

Net loss per share-basic and diluted:
As reported	$(0.14)	$(0.22)	$(0.36)	$(0.88)
Pro forma	(0.15)	(0.23)	(0.39)	(0.91)

For purposes of this pro forma disclosure, the estimated fair values of employee stock options (ESOs) are assumed to be amortized over the applicable vesting periods, and the estimated fair values of ESPP shares are assumed to be amortized over the applicable subscription periods.

As of February 25, 2005, and February 27, 2004, the expected average life of ESOs was estimated at approximately one and a half years after the vesting date. Although there were no purchase rights granted under the ESPP for the three months ended February 25, 2005 and February 27, 2004, the expected average life of purchase rights granted under the ESPP in prior periods was estimated at six months from the subscription date.  The fair values of ESOs and ESPP shares granted during the third quarter of fiscal 2005 and fiscal 2004 and the first nine months of fiscal 2005 and 2004 have been estimated as of the date of grant using the Black-Scholes option pricing model.  The assumptions used in preparing the estimates and the resulting fair values are shown below:

	Three Months Ended		Nine Months Ended
	February 25, 2005	February 27, 2004	February 25, 2005	February 27, 2004

Volatility-ESO	51.0%	64.0%	55.2%	67.0%
Volatility-ESPP	—	—	40.0%	45.0%
Risk-free interest rate-ESO	3.6%	2.7%	3.4%	2.6%
Risk-free interest rate-ESPP	—	—	2.2%	1.0%
Dividend yield-ESO and ESPP	0.0%	0.0%	0.0%	0.0%
Per-share fair value of options granted under ESO	$1.59	$4.08	$2.06	$2.86
Per-share fair value of purchase rights granted under ESPP	—	—	$1.13	$1.79

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.

On January 31, 2005, we completed our acquisition of TippingPoint Technologies, Inc. (TippingPoint).  Pursuant to the merger agreement, at the effective time of the merger, outstanding options to purchase shares of TippingPoint common stock were converted into options to purchase approximately 13.9 million shares of our common stock.  The fair value of each option grant was estimated on the date of acquisition using the Black-Scholes option pricing model with input assumptions similar to those used for our stock options granted during the three months ended February 25, 2005.  Deferred compensation of $9.4 million related to the intrinsic value of unvested stock options was recorded as part of the acquisition and will be amortized to expense over the remaining service period.

Note 4.           Acquisition

On January 31, 2005, we completed our acquisition of TippingPoint for consideration of $430.0 million, subject to adjustment.  This amount excludes the cost of integration, as well as other costs related to the transaction.  TippingPoint is a provider of networked-based intrusion prevention systems (IPS).  The acquisition enabled us to expand our portfolio of secure, converged voice and data networking solutions.

The TippingPoint acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are included in the consolidated balance sheet as of February 25, 2005.  The operating results of TippingPoint are included in the consolidated financial statements since the date of acquisition.

The preliminary purchase price is shown below (in millions):

Cash paid for common stock	$389.5
Fair value of outstanding stock options assumed	36.1
Acquisition direct costs	4.4
Total purchase price	$430.0

In accordance with SFAS No. 141, Business Combinations, we allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed, including in-process research and development, based on their estimated fair values, and deferred stock compensation. The excess purchase price over those fair values is recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions provided by management, and other information compiled by management, including valuations that utilize established valuation techniques appropriate for the high technology industry.  Goodwill recorded as a result of this acquisition is not expected to be deductible for tax purposes.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but will be reviewed at least annually for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective estimated useful lives. The total preliminary purchase price has been allocated as follows (in millions):

Net tangible assets (liabilities) assumed	$36.1
Amortizable intangible assets:
Existing technology	39.1
Maintenance agreements	19.0
Other	11.8
Total amortizable intangible assets	69.9

In-process research and development	5.1
Deferred compensation on unvested stock options	9.4
Goodwill	309.5
Total purchase price allocation	$430.0

The purchase price and related allocation are preliminary and may be revised as a result of adjustments made to the purchase price, additional information regarding liabilities assumed, including contingent liabilities, and revisions of preliminary estimates of fair values made at the date of purchase.

Intangible assets include amounts recognized for the fair value of existing technology, maintenance agreements, trade name and trademarks, and non-competition agreements.  These intangible assets have a weighted average useful life of approximately five years.

The following pro forma financial information presents the combined results of operations of 3Com Corporation and TippingPoint as if the acquisition had occurred as of the beginning of the periods presented.  Adjustments, which reflect the amortization of purchased intangible assets and deferred stock compensation, charges to cost of sales for inventory write-ups, and in-process research and development, have been made to the combined results of operations for the three and nine months ended February 25, 2005 and February 27, 2004, respectively.  The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations or financial condition that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of our future consolidated results of operations or financial condition.

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	February 25, 2005	February 27, 2004	February 25, 2005	February 27, 2004

Net sales	$171.6	$173.7	$499.1	$518.3
Net loss	(67.8)	(104.5)	(169.9)	(369.5)
Basic and diluted loss per share	(0.18)	(0.27)	(0.44)	(0.98)

Note 5.           Restructuring Charges

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

As a result of further sales declines and net losses, we took additional restructuring actions in fiscal 2003 (the “Fiscal 2003 Actions”).  We announced the integration of the support infrastructure of two of our business units to leverage a common infrastructure in order to reduce costs.  Additionally, we entered into agreements to outsource certain information technology (IT) functions, reduced our workforce, and continued to consolidate and dispose of excess facilities.

In response to continuing sales declines and net losses, we took additional measures to reduce costs during fiscal 2004 (the “Fiscal 2004 Actions”) and fiscal 2005 (the “Fiscal 2005 Actions”).  These actions included reductions of our workforce, outsourcing of our remaining manufacturing operations, and continuing efforts to consolidate and dispose of excess facilities.

Restructuring charges related to these various initiatives in the third quarters of fiscal 2005 and fiscal 2004 were $9.1 million and $39.5 million, respectively.  Such charges were net of reversals of prior charges of $0.2 million and $5.8 million, respectively, related primarily to revisions of previous estimates of employee separation expenses, lease obligation costs, and values of held for sale properties.  Restructuring charges related to these various initiatives in the first three quarters of fiscal 2005 and fiscal 2004 were $16.4 million and $147.1 million, respectively.  Such charges were net of reversals of prior charges of $6.1 million and $7.3 million, respectively, related primarily to revisions of previous estimates of employee separation expenses, lease obligation costs, and values of held for sale properties.

Accrued liabilities associated with restructuring charges are classified as current, since we intend to satisfy such liabilities in cash within the next twelve months, and are included in the caption “Accrued liabilities and other” in the accompanying condensed consolidated balance sheets.

Fiscal 2005 Actions

The following table provides a summary of the components of restructuring charges recorded in the first three quarters of fiscal 2005 with respect to the Fiscal 2005 Actions, together with changes in the accrued amounts and the ending balances as of February 25, 2005 (in thousands):

	Employee Separation Expenses	Facilities- related Charges	Other Restructuring Costs	Total
Balance at May 28, 2004	$—	$—	$—	$—
Provision	5,439	59	333	5,831
Payments and non-cash charges	(2,192)	(59)	(333)	(2,584)
Balance at August 27, 2004	3,247	—	—	3,247
Provision	1,788	5	87	1,880
Payments and non-cash charges	(3,188)	(5)	(87)	(3,280)
Balance at November 26, 2004	1,847	—	—	1,847
Provision	8,572	4	438	9,014
Payments and non-cash charges	(4,727)	(4)	(438)	(5,169)
Balance at February 25, 2005	$5,692	$—	$—	$5,692

Employee separation expenses include severance pay, outplacement services, and medical and other related benefits.  The reduction in workforce affected employees in the research and development, product management, customer service, supply chain, sales and marketing, and general and administrative functions.  The total reduction in workforce associated with actions initiated during the first three quarters of fiscal 2005 includes approximately 350 employees.  Separation payments associated with actions initiated during the first three quarters of fiscal 2005 totaled $9.7 million through February 25, 2005.

Facilities-related charges include costs associated with vacating leased offices in fiscal 2005.  Other restructuring costs relate mainly to payments to suppliers for restructuring-related services.

Fiscal 2004 Actions

The following table provides a summary of the components of accrued restructuring charges related to the Fiscal 2004 Actions, together with changes in the accrued amounts during the first three quarters of fiscal 2005 and the ending balances of the associated accrued liabilities as of February 25, 2005 (in thousands):

	Employee Separation Expenses	Facilities- related Charges	Other Restructuring Costs	Total
Balance at May 28, 2004	$5,529	$530	$—	$6,059
Provision (benefit)	(2,208)	(2,455)	192	(4,471)
Payments and non-cash changes	(2,596)	2,600	(192)	(188)
Balance at August 27, 2004	725	675	—	1,400
Provision	—	389	98	487
Payments and non-cash changes	(91)	78	(98)	(111)
Balance at November 26, 2004	634	$1,142	—	1,776
Provision	—	30	—	30
Payments and non-cash charges	(14)	(150)	—	(164)
Balance at February 25, 2005	$620	$1,022	$—	$1,642

Employee separation expenses include severance pay, outplacement services, medical and other related benefits.  The reduction in workforce mainly affected employees involved with the Dublin, Ireland manufacturing operations, and also affected employees in sales and marketing, research and development, and general and administrative functions.

Facilities-related charges in the first three quarters of fiscal 2005 relating to restructuring actions initiated in fiscal 2004 were the result of revisions in estimates of lease obligation costs.

Other restructuring costs primarily reflected payments to suppliers for restructuring-related services.

Fiscal 2003 Actions

The following table provides a summary of the components of accrued restructuring charges related to the Fiscal 2003 Actions, together with changes in the accrued amounts during the first three quarters of fiscal 2005 and the ending balances as of February 25, 2005 (in thousands):

Facilities- related Charges
Balance at May 28, 2004	$2,566
Provision	221
Payments and non-cash charges	(360)
Balance at August 27, 2004	2,427
Provision	1,442
Payments and non-cash charges	(360)
Balance at November 26, 2004	3,509
Provision	6
Payments and non-cash charges	(447)
Balance at February 25, 2005	$3,068

Additional facilities-related charges were the result of revisions in estimates of lease obligation costs.

Fiscal 2001 and Fiscal 2002 Actions

The following table provides a summary of the components of accrued restructuring charges related to the Fiscal 2001 and Fiscal 2002 Actions, together with changes in the accrued amounts during the first three quarters of fiscal 2005 and the ending balances as of February 25, 2005 (in thousands):

	Facilities- related Charges	Other Restructuring Costs	Total
Balance at May 28, 2004	$6,723	$82	$6,805
Provision	1,203	—	1,203
Payments and non-cash charges	(1,320)	(31)	(1,351)
Balance at August 27, 2004	6,606	51	6,657
Provision	688	—	688
Payments and non-cash charges	(461)	(17)	(478)
Balance at November 26, 2004	6,833	34	6,867
Provision	43	—	43
Payments and non-cash charges	(518)	(15)	(533)
Balance at February 25, 2005	$6,358	$19	$6,377

Additional facilities-related charges were the result of changes in estimates associated with various lease obligations.  Activity related to other restructuring costs primarily reflected payments to suppliers for restructuring-related services.

Note 6.           Investment in Unconsolidated Joint Venture

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

Summarized condensed unaudited financial information for H-3C, adjusted as described above, is as follows (in thousands):

Balance Sheet:

	December 31, 2004	March 31, 2004

Current assets	$264,489	$242,904
Non-current assets	147,906	208,471
Current liabilities	117,062	86,825
Non-current liabilities	8,866	8,866

Statements of Operations:

	Three Months-Ended December 31, 2004	Nine Months-Ended December 31, 2004

Sales	$87,116	$215,696
Gross margin	33,717	84,485
Loss from operations	5,536	16,663
Net loss	4,589	14,540

We and H-3C are parties to agreements providing for the sale of certain products between the two companies.  During the third quarter of fiscal 2005, we made sales of products to H-3C of $3.2 million and made purchases of products from H-3C of $6.0 million. During the first nine months of fiscal 2005, we made sales of products to H-3C of $10.3 million and made purchases of products from H-3C of $12.9 million.  As of February 25, 2005, our accounts receivable and accounts payable included $1.3 million and $2.8 million, respectively, related to transactions with H-3C.  Also, as of February 25, 2005, we had deferred approximately $0.1 million related to sales of products to H-3C that had not yet been shipped to H-3C’s end customers.

Note 7.           Comprehensive Loss

The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 25, 2005	February 27, 2004	February 25, 2005	February 27, 2004

Net loss	$(53,005)	$(85,572)	$(137,361)	$(330,547)

Other comprehensive income (loss):
Net unrealized gain (loss) on investments	(196)	1,075	(1,583)	(258)
Net unrealized gain (loss) on cash flow hedges	817	(713)	(81)	(713)
Change in accumulated translation adjustments	(208)	556	2,150	1,214

Total comprehensive loss	$(52,592)	$(84,654)	$(136,875)	$(330,304)

Note 8.           Net Loss per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	February 25, 2005	February 27, 2004	February 25, 2005	February 27, 2004

Loss from continuing operations	$(53,005)	$(84,887)	$(137,361)	$(328,006)
Loss from discontinued operations	—	(685)	—	(2,541)
Net loss	$(53,005)	$(85,572)	$(137,361)	$(330,547)

Weighted average shares-basic	379,946	385,019	382,075	376,077
Effect of dilutive securities:
Employee stock options	—	—	—	—
Restricted stock	—	—	—	—
Weighted average shares-diluted	379,946	385,019	382,075	376,077

Net loss per share-basic and diluted:
Continuing operations	$(0.14)	$(0.22)	$(0.36)	$(0.87)
Discontinued operations	—	—	—	(0.01)
Net loss	$(0.14)	$(0.22)	$(0.36)	$(0.88)

Employee stock options and restricted stock totaling 9.8 million shares and 11.0 million shares for the three months ended February 25, 2005 and February 27, 2004, respectively, and 4.9 million shares and 7.5 million shares for the nine months ended February 25, 2005 and February 27, 2004, respectively, were not included in the diluted weighted average shares calculation as the effects of these securities were anti-dilutive.

Note 9.           Inventories

Inventories consist of the following (in thousands):

	February 25, 2005	May 28, 2004

Finished goods	$22,710	$25,869
Work-in-process	617	485
Raw materials	936	1,325

Total	$24,263	$27,679

Note 10.         Property and Equipment

Property and equipment, net, consist of the following (in thousands):

	February 25, 2005	May 28, 2004

Land	$6,999	$8,724
Building and improvements	38,286	38,325
Machinery and equipment	175,788	206,099
Software	98,343	105,943
Furniture and fixtures	25,756	26,880
Leasehold improvements	12,281	10,274
Construction in progress	2,187	1,664
Total, gross	359,640	397,909

Accumulated depreciation and amortization	(288,294)	(325,457)

Total, net	$71,346	$72,452

In February 2005, we completed the sale of certain properties in Hemel Hempstead, U.K. that was classified as held for sale.  This property, consisting of approximately 111,000 square feet of office and research and development space, previously had been used in our administrative and research and development activities.  Net proceeds from the sale resulted in a gain on the sale of $0.1 million that was recorded in restructuring charges in the third quarter of fiscal 2005.

In November 2004, we completed the sale of our property in Dublin that was classified as held for sale.  This property, consisting of approximately 468,000 square feet of office and manufacturing space, previously had been used in our manufacturing, research and development, and administrative activities.  Net proceeds from the sale resulted in a gain on the sale of $0.5 million that was recorded in restructuring charges in the second quarter of fiscal 2005.

In November 2003, we completed the sale of certain properties in Santa Clara, California that were classified as held for sale.  These properties, consisting of approximately 876,000 square feet of office and manufacturing space and related furniture and fixtures, previously had been used in our administrative, manufacturing, research and development, and customer service activities.  Net proceeds from the sale resulted in a loss on the sale of $1.4 million that was recorded in restructuring charges in the second quarter of fiscal 2004.

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

The property and equipment held for sale of $42.1 million as of May 28, 2004 was sold as of February 25, 2005.

Note 11.         Intangible Assets, Net

The following table details our purchased intangible assets (in millions):

As of February 25, 2005	Gross	Accumulated Amortization	Net
Existing technology	$74.6	$(34.7)	$39.9
Maintenance contracts	19.0	(0.3)	18.7
Other	12.2	(0.8)	11.4

Total	$105.8	$(35.8)	$70.0

As of May 28, 2004	Gross	Accumulated Amortization	Net
Existing Technology	$36.7	$(31.7)	$5.0
Other	0.4	(0.4)	—

Total	$37.1	$(32.1)	$5.0

Amortization expense of purchased intangible assets of $1.7 million and $1.0 were in the caption “Amortization and write down of intangibles” in the accompanying condensed consolidated statements of operations for the three months ended February 25, 2005 and February 27, 2004, respectively. Amortization expense of purchased intangible assets of $4.9 million and $5.6 million were in the caption “Amortization and write down of intangibles” in the accompanying condensed consolidated statements of operations for the nine months ended February 25, 2005 and February 27, 2004, respectively.

The estimated future amortization expense of purchased intangible assets for the next five years is as follows (in millions):

As of February 25, 2005	Amount
2005 (remaining three months)	$3.9
2006	15.3
2007	13.6
2008	11.3
2009	9.7
Thereafter	16.2

Total	$70.0

Note 12.         Accrued Liabilities and Other

Accrued liabilities and other consist of the following (in thousands):

	February 25, 2005	May 28, 2004

Accrued payroll and related expenses	$41,274	$37,995
Accrued product warranty	40,073	43,825
Accrued rebates	27,216	29,536
Income and other taxes payable	47,055	34,184
Deferred revenue	19,635	25,942
Other	57,739	54,679

Total	$232,992	$226,161

Note 13.         Accrued Warranty and Other Guarantees

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

The following table summarizes the activity in the allowance for estimated warranty costs for the nine months ended February 25, 2005 and February 27, 2004 (in thousands):

	First nine months of fiscal 2005	First nine months of fiscal 2004

Accrued warranty, beginning of period	$43,825	$44,775
Cost of warranty claims processed during the period	(24,728)	(26,340)
Provision for warranties related to products sold during the period	20,976	25,590
Adjustments to preexisting warranties	—	(23)

Accrued warranty, end of period	$40,073	$44,002

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

Note 14.         Stockholders’ Equity

In the first quarter of fiscal 2005, we repurchased approximately 15.0 million shares of our common stock at a total cost of $73.4 million.  These repurchases were made pursuant to the stock repurchase program that was approved by our Board of Directors in March 2003, and that authorizes expenditures of up to $100.0 million during a two-year period through March 2005.  We did not repurchase any shares during the second and third quarters of fiscal 2005. At February 25, 2005, approximately $26.6 million of the authorization remained available for future repurchases.  As discussed in Note 17, this authorization was superseded on March 23, 2005.

Note 15.         Business Segment Information

Effective for fiscal 2004, we streamlined our management and operating structure and merged our previous multiple operating segments into a single, integrated enterprise networking business.  As a result, effective for fiscal 2004, we present financial information related to our business on the basis of a single segment.

Sales by geographic region is reported based on the customer’s designated delivery point and are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 25, 2005	February 27, 2004	February 25, 2005	February 27, 2004

Americas	$63,712	$56,889	$195,521	$186,416
Europe, Middle East, & Africa	76,393	86,451	216,719	238,249
Asia Pacific Rim	21,080	28,429	62,362	90,874
	$161,185	$171,769	$474,602	$515,539

Note 16.         Litigation

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

On April 28, 1997, Xerox Corporation (Xerox) filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corporation in the United States District Court for the Western District of New York.  3Com completed its acquisition of these defendant companies on June 12, 1997.  The case is now captioned Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corporation, Palm Computing, Inc., and Palm, Inc. (Civil Action Number 97-CV-6182T).  Xerox alleged willful infringement of one of its United States patents.  Xerox sought to recover damages and to permanently enjoin the defendants from infringing the patent in the future.  In 2000, the District Court dismissed the case, ruling that there was no infringement.  On appeal, the Court of Appeals for the Federal Circuit affirmed-in-part, reversed-in-part and remanded the case to the District Court for further action.  On December 20, 2001, the District Court granted Xerox’s motion for summary judgment ruling that the patent is valid, enforceable, and infringed.  The defendants filed a Notice of Appeal.  On February 22, 2002, the District Court denied Xerox’s motion for an injunction seeking to prohibit further alleged infringement during the appeal and ordered the defendants to post a bond in the amount of $50 million.  Xerox appealed the denial of the injunction.  On February 20, 2003, the Court of Appeals issued its decision affirming-in-part and reversing-in-part the order of the trial court.  The Court of Appeals affirmed the grant of summary judgment of infringement, reversed the grant of summary judgment of validity and remanded the case to the trial court to conduct a complete validity analysis.  In connection with the separation of Palm from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement dated February 26, 2000 between 3Com and Palm, Palm (since renamed palmOne) agreed to indemnify and hold 3Com harmless for any damages or losses that might arise out of the Xerox litigation.  On May 21, 2004, the District Court awarded summary judgment to the defendants, holding that Xerox’s patent was invalid, and dismissed the remaining claims.  On February 16, 2005, the District Court denied Xerox’s motion for reconsideration.

On December 5, 2001, TippingPoint and two of its current and former officers and directors, as well as the managing underwriters in TippingPoint’s initial public offering were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit, which is part of a consolidated action that includes over 300 similar actions, is captioned In re Initial Public Offering Securities Litigation, Brian Levey vs. TippingPoint Technologies, Inc., et al., No. 01 CV 10976. The principal allegation in the lawsuit is that the defendants participated in a scheme to manipulate the initial public offering and subsequent market price of TippingPoint’s stock by knowingly assisting the underwriters’ requirement that certain of their customers had to purchase stock in a specific initial public offering as a condition to being allocated shares in the initial public offerings of other companies. The purported plaintiff class for the lawsuit is comprised of all persons who purchased TippingPoint stock from March 17, 2000 through December 6, 2000. The suit seeks rescission of the purchase prices paid by purchasers of shares of TippingPoint common stock. On September 10, 2002, TippingPoint’s counsel and counsel for plaintiffs entered into an agreement pursuant to which the plaintiffs dismissed, without prejudice, TippingPoint’s former and current officers and directors from the lawsuit. In May 2003, a memorandum of understanding was executed by counsel for plaintiffs, issuer-defendants and their insurers setting forth terms of a settlement that would result in the termination of all claims brought by plaintiffs against the issuer-defendants and individual defendants named in the lawsuit. In August 2003, TippingPoint’s Board of Directors approved the settlement terms described in the memorandum of understanding. In May 2004, TippingPoint signed a settlement agreement on behalf of itself and its current and former directors and officers with the plaintiffs. This settlement agreement formalizes the previously approved terms of the memorandum of understanding and, subject to certain conditions, provides for the complete dismissal, with prejudice, of all claims against TippingPoint and its current and former directors and officers. Any direct financial impact of the settlement is expected to be borne by TippingPoint’s insurers. The settlement is subject to numerous conditions, including final approval by the court. There can be no assurance that such conditions will be met or that the court will approve the terms of the settlement agreement. If the court rejects the settlement agreement, in whole or in part, or the settlement does not occur for any other reason and the litigation against TippingPoint continues, we intend to defend this action vigorously, and to the extent necessary, to seek indemnification and/or contribution from the underwriters in TippingPoint’s initial public offering pursuant to its underwriting agreement with the underwriters. However, there can be no assurance that indemnification or contribution will be available to TippingPoint or enforceable against the underwriters.

Note 17.         Subsequent Event

At its meeting on March 23, 2005, our Board of Directors approved a new stock repurchase program providing for expenditures of up to $100.0 million through March 31, 2007.  Under the new stock repurchase program, we may repurchase shares of our common stock having an aggregate purchase price of up to $100.0 million in the open market, in privately negotiated transactions with shareholders or using derivate transactions; provided, however, that all repurchases must be pre-approved by the Audit and Finance Committee of the Board of Directors.  This new stock repurchase program superseded the stock repurchase program that was approved in March 2003 and expired in March 2005.  There is no requirement that we repurchase shares under the program and the program may be discontinued at any time.

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

This quarterly report on Form 10-Q contains forward-looking statements.  These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

•	Our prospects and opportunities for future growth;
•	Sales through our largest distributors;
•	Our joint venture with Huawei Technologies, Ltd.
•	Expected benefits from our acquisition of TippingPoint Technologies, Inc.
•	The environment for enterprise networking equipment;
•	Our goals for sales growth, gross margin expansion and profitability;
•	The competitive pricing environment;
•	The advanced nature and ready availability of merchant silicon, which allows low-end competitors to deliver feature rich products;
•	Our projections for sales and gross margin for the fourth quarter of fiscal 2005;
•	Our projections for a net loss and negative cash flow for the fourth quarter of fiscal 2005;
•	Execution of our business plan to grow sales;
•	The dependence of our future success on sales of our enterprise networking products;
•	Expansion of our product lines targeting mid- to large-sized enterprise customers, our largest growth opportunities;
•	Our focus on our customer facing capabilities;
•	Our objective of being a leading provider of secure, converged network solutions for small, medium and large enterprises;
•	Future restructurings of our business;
•	The decline in sales of our desktop, mobile and server connectivity products;
•	Cash flow from operating activities and our ability to satisfy anticipated cash requirements for the next twelve months;
•	Improvements in our net cash flow from operations resulting from our restructuring actions;
•	Our future contractual commitments;
•	Strategic investments, including capital call payments to certain venture capital funds;
•	Sources of competition, including Huawei Technologies, Ltd.;
•	Our restructuring and cost-reduction efforts, including workforce reductions and the effect on employees;
•	Acquisitions of companies or technologies;
•	Our reliance on strategic relationships, including our joint venture with Huawei Technologies, Ltd.;
•	Outsourcing of some of our functions and dependence on contract manufacturing;
•	Industry trends and our response to those trends;
•	Outcome and effect of current and potential and future litigation;
•	Protection and enforcement of intellectual property rights; and

•	Our common stock, including trading price, dividends, and repurchases.

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

BUSINESS OVERVIEW

We provide secure, conversed data and voice networking solutions with integrated network management capabilities and global services for enterprises of all sizes and public sector organizations.  We are a company with a global presence, strong brand identity, large intellectual property portfolio and strong balance sheet.  We believe that our relationships with strategic partners, broad product portfolio and significant distribution channels provide us with a strong foundation for future growth.

We generally sell our products through a two-tier distribution channel comprised of distributors and resellers.  Distributors are the first tier of the channel providing global distribution, logistics, market development and other services.  Distributors generally sell to the second tier of the channel, comprising value added resellers (VARs) and other channel partners targeting enterprises of all sizes.  Although a majority of our sales are made through our two-tier distribution channel, we also work closely with systems integrators, major telecommunications service providers, and direct marketing resellers.  We also maintain a field sales organization that works alongside our channel partners to assist them in achieving their sales goals.

A substantial portion of our sales is derived from a limited number of distributors, the largest of which are Ingram Micro Inc. and Tech Data Corporation.  We expect that these distributors will continue to represent a significant percentage of our sales for the foreseeable future.  The table below sets forth the percentage of sales derived from these major distributors during the third quarter and first nine months of fiscal 2005 and 2004.

	Three Months Ended		Nine Months Ended
	February 25, 2005	February 27, 2004	February 25, 2005	February 27, 2004

Ingram Micro, Inc.	19%	21%	21%	21%
Tech Data Corporation	12	15	14	13
Total	31%	36%	35%	34%

We have undergone significant changes in recent years, including:

•      exiting product lines that were not expected to yield a satisfactory return on investment;

•      significant headcount reductions;

•      outsourcing of certain information technology (IT) and other functions;

•      significant changes to our executive leadership;

•      outsourcing of all manufacturing activity;

•      selling excess facilities;

•      forming the Huawei-3Com Joint Venture (H-3C);

•      acquiring TippingPoint Technologies, Inc.;

•      introducing new product lines targeted at mid- to large-sized enterprises; and

•      realigning our sales and marketing channels and expenditures.

We believe an overview of some of these significant changes is helpful to understanding our operating results.

Significant Events

On November 17, 2003, we formed our joint venture, Huawei-3Com (H-3C), which is domiciled in Hong Kong and has its principal operating centers in Hangzhou and Beijing, China.  We contributed $160 million in cash, assets related to our operations in China and Japan, and licenses to intellectual property related to those operations in exchange for a 49 percent ownership interest of the joint venture.  In the first quarter of fiscal 2005, we expanded the joint venture’s market to include Hong Kong in addition to China and Japan.  We expect this venture to provide three key benefits to us – an expanded product line, access to low cost and highly effective engineering talent, and a significant presence in the China, Japan and Hong Kong markets.

During the first nine months of fiscal 2005, we undertook several additional actions that we believe will enhance our competitiveness, execution and profitability over the longer term.  We are implementing a strategy to compete in all sizes of the enterprise networking market, through the following:

•      continued advances in products;

•      increased focus on our “customer facing” capabilities in the areas of sales and marketing; and

•      service platform improvements.

We have introduced multiple new products targeted at the large enterprise market, including modular switches and routers sourced from H-3C, as well as Voice over Internet Protocol (VoIP), security and wireless solutions. We also continue to develop solutions for the small to medium enterprise market, including VoIP, smart switches, and Power Over Ethernet (POE) technology.

We have also increased our focus on sales and marketing activities.  Current initiatives include developing an expanded set of enterprise class channels to support effective sales into the large enterprise market, and implementing marketing programs that we believe will improve our effectiveness and productivity in our existing channels, particularly those that target small and mid-sized businesses.  In the second quarter of fiscal 2005, we entered an agreement with Siemens Business Services to provide expanded service offerings on a global basis for enterprise customers.

On January 31, 2005, we acquired TippingPoint Technologies, Inc., a provider in network-based intrusion prevention systems (IPS).  We expect to derive a number of benefits from the acquisition of TippingPoint.  We believe IPS is one of the fastest growing segments of the network security market. Also, both 3Com and TippingPoint have begun to cross sell into each other’s customer base. We believe TippingPoint’s technologies are uniquely qualified to sell into a converged voice and data environment, allowing us to design reliable VOIP and security solution for enterprise customers.

Summary of Financial Performance for the Third Quarter of Fiscal 2005

•      Our sales for the third quarter of fiscal 2005 were $161.2 million, a decrease of $10.6 million, or 6 percent compared to sales for the third quarter of fiscal 2004 of $171.8 million.

•      Our gross margin increased to 35.6% for the third quarter of fiscal 2005 from 35.1% for the third quarter of fiscal 2004.

•      Our operating expenses for the third quarter of fiscal 2005 were $113.7 million, compared to $143.8 million for the third quarter of fiscal 2004, a net decrease of $30.2 million or 21.0 percent.  Operating expenses for the third quarter of fiscal 2005 and fiscal 2004 included restructuring charges of $9.1 million and $39.5 million, respectively.

•      Our net loss for the third quarter of fiscal 2005 was $53.0 million compared to a net loss for the third quarter of fiscal 2004 of $85.6 million, an improvement of $32.6 million.

•      Our balance sheet remains strong with cash and equivalents and short-term investment balances at the end of the third quarter of fiscal 2005 of $882.8 million, compared to cash and equivalents and short-term investment balances of $1,273.9 million at the end of the second quarter of fiscal 2005.

Business Environment and Future Trends

Networking industry analysts and participants differ widely in their assessments concerning the prospects for near-term industry growth.  Industry factors and trends also present significant challenges in the medium term with respect to our goals for sales growth, gross margin maintenance and profitability.  Such factors and trends include:

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

Based on our current projections for the fourth quarter of fiscal 2005 – sales growth to be in the mid- to high single digits on a sequential percentage basis and gross margins to be approximately 35 percent – we expect that we will incur a net loss and negative cash flow from operations for the quarter.  Although there are signs of progress with our enterprise networking strategy, we must accelerate the pace of improvement.  Our key focus for the remainder of fiscal 2005 is on execution of our business plan to enhance our go-to market capabilities and grow sales.  Our future success is highly dependent on increased sales of our enterprise networking products, and our largest growth opportunities continue to be linked to the expansion of our product lines targeting mid- to large-sized enterprise customers.  As our portfolio of products and solutions has filled in, our focus increasingly turns to our “customer facing” capabilities—sales, marketing and service.

We are committed to our objective of being a leading provider of secure, converged network solutions for small, medium and large enterprises.  We believe that our recent initiatives and our business strategy are consistent with our goals of growth and profitability over the longer term.  However, in light of our results of operations and cash flows for the first nine months of fiscal 2005, we may need to continue to restructure our business or realign our resources to promote growth in sales and achieve additional cost and expense savings.

Critical Accounting Policies

Our critical accounting policies are described in our Annual Report on Form 10-K for the fiscal year ended May 28, 2004.

Effects of Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) of the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired.  We do not believe that adoption of EITF 03-1 will have a material impact on our financial position or results of operations.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in our condensed consolidated income statements:

	Three months ended		Nine months ended
	February 25, 2005	February 27, 2004	February 25, 2005	February 27, 2004

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.4	64.9	63.7	67.6
Gross margin	35.6	35.1	36.3	32.4
Operating expenses:
Sales and marketing	36.8	36.0	36.6	36.9
Research and development	15.2	13.8	14.2	14.5
General and administrative	8.7	10.3	9.3	12.3
Amortization and write down of intangibles	1.1	0.6	1.0	1.1
In-process research and development	3.1	0.0	1.4	0.0
Restructuring charges	5.6	23.0	3.5	28.5
Total operating expenses	70.5	83.7	66.0	93.3
Operating loss	(35.0)	(48.6)	(29.7)	(60.9)
Gain (loss) on investments, net	1.0	0.5	0.4	(2.2)
Interest and other income, net	3.0	2.1	2.2	2.2
Loss from continuing operations before income taxes and equity interest in loss of unconsolidated joint venture	(30.9)	(46.0)	(27.1)	(60.9)
Income tax benefit (provision)	(0.6)	(1.0)	(0.3)	0.6
Equity interest in loss of unconsolidated joint venture	(1.4)	(2.4)	(1.5)	(3.3)
Loss from continuing operations	(32.9)	(49.4)	(28.9)	(63.6)
Discontinued operations, net of taxes	—	(0.4)	—	(0.5)
Net loss	(32.9)%	(49.8)%	(28.9)%	(64.1)%

Sales

Sales in the third quarter of fiscal 2005 totaled $161.2 million, a decrease of $10.6 million, or 6 percent, compared to the same quarter one year ago.  Sales in the first nine months of fiscal 2005 totaled $474.6 million, a decrease of $40.9 million, or 8 percent, compared to the same period one year ago. The decrease in sales for both periods was primarily driven by the ongoing decline in sales of our desktop, mobile, and server connectivity products.

Sales of our desktop, mobile, and server connectivity products in the third quarter and first nine months of fiscal 2005 decreased $10.0 million and $39.7 million, respectively, compared to the same periods one year ago.  The decrease in both periods was the result of lower unit demand, reflecting the continued shift in technology towards PC chipsets with embedded networking technology. These decreases were slightly offset by the receipt of $2.7 million related to a revenue sharing arrangement that was entered into in 1999 for the sale of certain intellectual property rights. Desktop, mobile, and server connectivity products represented 8 percent of total sales in the third quarter of fiscal 2005 compared to 13 percent in the same quarter one year ago.  We anticipate that sales of our desktop, mobile, and server connectivity products will decline sequentially by approximately $5 million in the fourth quarter of fiscal 2005 due to reduced demand for our product offerings, continued pricing pressures and the expected non-recurrence of the revenue sharing payment.

Sales of our enterprise networking products in the third quarter and first nine months of fiscal 2005 decreased $0.9 million and $1.3 million, respectively, compared to the same periods one year ago.  The decrease in both periods was the result of decreases in the sales of our 10/100 products as the result of increased competitive pressures.  Partially offsetting this decrease was an increase in our Gigabit products, reflecting a shift in technology within the industry from 10/100 switching solutions towards Gigabit switching solutions.  Additionally, sales of our voice products increased in both the third quarter and first nine months of fiscal 2005, reflecting the continued acceptance of our voice solutions and the trend towards convergence in the market. Enterprise networking products represented 92 percent of total sales in the third quarter of fiscal 2005 compared to 87 percent in the same quarter one year ago.

By Geography:  International sales in the third quarter and the first nine months of fiscal 2005 decreased 14 percent and 13 percent, respectively, when compared to the same periods one year ago. The decreases in both periods were attributable to the decline in sales of our desktop, mobile, and server connectivity and 10/100 products.  The decreases in the first nine months of fiscal 2005 were partially offset by increased sales of Gigabit and voice products.  The decreases in the third quarter of fiscal 2005 were also partially offset by increased sales of switches and routers sourced from the Huawei-3Com joint venture.

U.S. sales in the third quarter and the first nine months of fiscal 2005 increased 20 percent and 4 percent, respectively, when compared to the same periods one year ago.  For the third quarter and the first nine months of 2005, the increase in sales was the result of increased sales of voice, Gigabit, security, and modular core products, partially offset by decreases in our 10/100 and desktop, mobile, and server connectivity products. U.S. sales in the third quarter of fiscal 2005 represented approximately 31 percent of total sales compared to approximately 24 percent of total sales in the same period one year ago. U.S. sales in the first nine months of fiscal 2005 represented approximately 32 percent of total sales compared to approximately 28 percent of total sales in the same period one year ago.

Gross Margin

Gross margin as a percentage of sales improved 0.5 percentage points from 35.1 percent in the third quarter of fiscal 2004 to 35.6 percent in the third quarter of fiscal 2005.  Gross margin as a percentage of sales improved 3.9 percentage points from 32.4 percent in the first nine months of fiscal 2004 to 36.3 percent of sales in the first nine months of fiscal 2005.  Significant components of the improvement in gross margins were as follows:

	Third Quarter	First Nine Months
Outsourced manufacturing and facility closure	4.1%	3.5%
IT and facilities-related expenses	1.5	1.3
Standard-related margin	(2.5)	1.0
Volume-related impacts	(1.5)	(2.6)
Customer service agreement	(1.0)	(0.7)
Other	(0.1)	1.4
Total	0.5%	3.9%

•      Gross margin benefited compared to the prior year periods due to effects associated with our decision to outsource our remaining manufacturing operations in Dublin, Ireland during fiscal 2004.  Such effects include lower operating costs and the absence of impairment and transition costs incurred in the prior year periods.

•      We allocate and report both IT and facilities-related expenses as a component of cost of sales and operating expenses.  The portion of such expenses allocated to cost of sales decreased in the third quarter and the first nine months of fiscal 2005.

•      Standard-related margin is a measure of product selling prices less direct manufacturing costs.  The decline in standard-related margin as compared to the same quarter one year ago was primarily the result of lower average selling prices.  The increase in standard-related margin as compared to the first nine months of fiscal 2004 was primarily related to product cost reductions.

•      Volume-related impacts include higher post-sale technical support costs, manufacturing overhead costs, and royalty fees as a percentage of sales.  These costs did not decline at the same rate as sales since a portion of these costs is not directly variable with sales.

•      In the second quarter of fiscal 2005 we entered into an agreement with Siemens Business Services to contract with Siemens Business Services and enhance our customer service offerings. This agreement resulted in transition costs that were not incurred in previous quarters.

Operating Expenses

Total operating expenses in the third quarter of fiscal 2005 were $113.7 million compared to $143.8 million in the third quarter of fiscal 2004, a net decrease of $30.1 million.  In aggregate, sales and marketing, research and development and general and administrative expenses decreased by $5.5 million. Restructuring charges decreased by $30.4 million.  Partially offsetting these decreases was an increase in amortization and write down of intangibles in the third quarter of fiscal 2005 of $0.6 million compared to the prior year quarter.  Additionally, we recorded a charge of $5.1 million in the third quarter of fiscal 2005 related to our acquisition of TippingPoint representing the value attributed to in-process research and development that had not reached technological feasibility and had no alternative future use.

As a percent of sales, total operating expenses in the third quarter of fiscal 2005 were 70.5 percent, compared to 83.7 percent in the third quarter of fiscal 2004.  In aggregate, sales and marketing, research and development and general and administrative expenses were 60.7 percent of sales in the third quarter of fiscal 2005, compared to 60.1 percent in the third quarter of fiscal 2004.  To a significant degree, these expenses are controllable and discretionary over time, but they are not directly variable with sales levels within a particular period.  Amortization and write down of intangibles, in-process research and development and restructuring costs were 1.1 percent, 3.1 percent and 5.6 percent of sales, respectively, in the third quarter of fiscal 2005, compared to 0.6 percent, 0 percent and 23.0 percent, respectively, in the third quarter of fiscal 2004.

Total operating expenses in the first nine months of fiscal 2005 were $313.3 million compared to $481.3 million in the first nine months of fiscal 2004, a net decrease of $168.0 million.  In aggregate, sales and marketing, research and development and general and administrative expenses decreased by $43.5 million from the first nine months of the prior fiscal year.  Amortization and write down of intangibles and restructuring charges in the first nine months of fiscal 2005 decreased by $0.6 million and $130.7 million, respectively, from the first nine months of fiscal 2004.  Additionally, we recorded a charge of $6.8 million in the first nine months of fiscal 2005 representing the value attributed to in-process research and development that had not reached technological feasibility and had no alternative future use.

As a percent of sales, total operating expenses in the first nine months of fiscal 2005 were 66.0 percent, compared to 93.3 percent in the first nine months of fiscal 2004.  In aggregate, sales and marketing, research and development and general and administrative expenses were 60.1 percent of sales in the first nine months of fiscal 2005, compared to 63.7 percent in the first nine months of fiscal 2004.  To a significant degree, these expenses are controllable and discretionary over time, but they are not directly variable with sales levels within a particular period.  Amortization and write down of intangibles, in-process research and development and restructuring costs were 1.0 percent, 1.4 percent and 3.5 percent of sales, respectively, in the first nine months of fiscal 2005, compared to 1.1 percent, 0 percent and 28.5 percent, respectively, in the first nine months of fiscal 2004.

Operating expenses for the third quarter and first nine months of fiscal 2005 include the results of TippingPoint beginning on January 31, 2005.  Our fourth fiscal quarter, ending on June 3, 2005, will include a full quarter of results for the combined company.

We allocate and report IT-related and facilities-related expenses as a component of cost of sales and operating expenses.  On an overall basis, total operating expenses for the third quarter and first nine months of 2005 reflected a decrease in IT and facilities-related expenses, as compared to the same three and nine month periods one year ago, largely as a result of workforce reductions and other costs associated with our IT outsourcing initiatives.

A more detailed discussion of the factors affecting each major component of total operating expenses is provided below.

Sales and Marketing.  Sales and marketing expenses in the third quarter of fiscal 2005 decreased $2.5 million as compared to the third quarter of fiscal 2004, primarily due to reduced workforce-related expenses, reflecting the reduction of direct-touch sales representatives.  Additionally, reduced IT and facilities-related expenses contributed to the decreased sales and marketing expenses.  Sales and marketing expenses in the first nine months of fiscal 2005 decreased $16.2 million as compared to the comparable period of fiscal 2004, primarily due to reduced IT and facilities-related expenses and reduced workforce related expenses as discussed above.

Research and Development.  Research and development expenses in the third quarter of fiscal 2005 increased $0.7 million as compared to the third quarter of fiscal 2004 due primarily to the current period costs of TippingPoint research and development activities.  Research and development expenses in the first nine months of fiscal 2005 decreased $7.8 million as compared to the first nine months of fiscal 2004 due to reduced IT and facilities-related expenses, as well as lower employee related expenses.  These decreases were offset to some degree by the current period costs of TippingPoint research and development activities.

General and Administrative.  General and administrative expenses in the third quarter and first nine months of fiscal 2005 decreased $3.6 million and $19.5 million, respectively, from the comparable prior periods of fiscal 2004.  Factors contributing to the decreases included reduced IT and facilities-related expenses, reduced workforce-related expenses resulting from lower headcount, reduced fees for professional services related to completing the establishment of the H-3C joint venture, and reduced legal expenses.

Amortization and Write Down of Intangibles.  Amortization and write down of intangibles increased $0.6 million in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004.  This increase was due to $69.9 million of purchased intangibles acquired in the TippingPoint acquisition that are being amortized on a straight-line basis over their estimated useful lives of between two and six years.  Amortization and write down of intangibles decreased $0.7 million in the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004 due to reduced impairment charges as well as reduced amortization expenses reflecting a lower base of intangible assets for most of the nine month period.  In the first nine months of fiscal 2004, there was an impairment charge of $1.9 million related to developed and core technology associated with the acquisition of assets from Alteon Websystems in fiscal 2001.

In-process research and development.  $5.1 million of the total purchase price of TippingPoint has been allocated to in-process research and development and was expensed in the third quarter of fiscal 2005.  Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and which have no alternative future use.  At the time of acquisition, TippingPoint had multiple in-process research and development efforts under way for certain current and future product lines.  We utilized the discounted cash flow method to value the in-process research and development.  We used a 20% discount rate derived from a weighted-average cost of capital analysis.  At the time of acquisition, it was estimated that these development efforts would be completed over the next twelve months at an estimated cost of approximately $10 million.  Additionally, we incurred $1.7 million of in-process research and development expenses related to technology assets purchased during the first quarter of fiscal 2005.

Restructuring Charges. Restructuring charges in the third quarter and first nine months of fiscal 2005 were $9.1 million and $16.4 million, respectively.  Restructuring charges in the third quarter of fiscal 2005 included charges of $8.6 million for severance and outplacement costs, $0.4 million for other restructuring costs, primarily costs associated with the termination of service agreements and $0.1 million for facilities related costs.  Restructuring charges in the first nine months of fiscal 2005 included $1.6 million for facilities-related costs, reflecting additional charges of $4.9 million related to revisions in estimates of lease obligation costs offset by a $3.3 million benefit related to fair value adjustments of properties classified as held for sale.  Restructuring charges in the first nine months of fiscal 2005 included charges of $13.6 million for severance and outplacement costs and $1.1 million for other restructuring costs, primarily costs associated with the termination of service agreements.  Additional restructuring charges are expected to be recorded in the fourth quarter of fiscal 2005 and through the second quarter of fiscal 2006.

Restructuring charges in the third quarter and first nine months of fiscal 2004 were $39.5 million and $147.1 million, respectively. Restructuring charges in the third quarter of fiscal 2004 included $25.9 million in facilities-related charges, including $26.0 million of accelerated depreciation and impairments related to the Dublin and Santa Clara, California facilities. These restructuring charges were offset by a credit of $0.1 million for revised estimates related to lease terminations.  Restructuring charges in the third quarter of fiscal 2004 also included $17.2 million for severance-related costs and $1.1 million for other restructuring costs, primarily relating to long-term asset write downs. These restructuring charges were offset by a net credit of $4.7 million, which mainly resulted from a settlement of the outsourcing-related obligations in Dublin at amounts less than originally estimated.  Restructuring charges in the first nine months of fiscal 2004 included $94.8 million in facilities-related charges, including $75.6 million of accelerated depreciation and impairments related to the Hemel Hempstead, Dublin and Santa Clara facilities, $13.7 million in charges for the write down and sale of certain properties in Santa Clara and Rolling Meadows, Illinois, and $5.5 million of other facilities-related charges. Restructuring charges in the first nine months of fiscal 2004 also included $48.2 million in severance-related charges and $4.1 million related to other restructuring costs. These charges were primarily the result of cost reduction efforts initiated in fiscal 2004.

Gain (Loss) on Investments, Net

Net gain on investments of $1.7 million in the third quarter and first nine months of fiscal 2005 was mainly the result of a gain recognized upon the sale of an investment in a privately-held company, partially offset by write downs of long term equity investments.  Net gain on investments of $0.9 million in the third quarter of fiscal 2004 was mainly the result of a $4.3 million gain recognized upon the sale of an investment in a privately-held company, partially offset by write downs of $3.8 million of long term equity investments. Net loss on investments of $11.3 million in the first nine months of fiscal 2004 was mainly the result of a $4.3 million gain recognized upon the sale of an investment in a privately-held company mentioned above, offset by write downs of $16.0 million of long term equity investments.

Interest and Other Income, Net

Interest and other income, net, of $4.9 million in the third quarter of fiscal 2005 increased $1.2 million compared to the third quarter of fiscal 2004.  The increase was primarily driven by an increase in interest income that resulted from higher market interest rates.

Interest and other income, net, in the first nine months of fiscal 2005 decreased $0.7 million as compared to the first nine months of fiscal 2004. The reduction reflected a provision of $2.4 million for unrecoverable value added tax for prior years that was recorded in the first nine months of fiscal 2005 as a result of an unfavorable tax authority ruling, partially offset by a reduction in interest expense and an increase in interest income that resulted from higher market interest rates.

Income Tax Benefit (Provision)

Our tax provision in the third quarter of fiscal 2005 and fiscal 2004 was the result of providing for taxes in certain state and foreign jurisdictions.  Our income tax provision for the first nine months of fiscal 2005 was the result of providing for taxes in certain state and foreign jurisdictions, partially offset by the favorable resolution of an income tax audit in a foreign jurisdiction.  Our income tax benefit for the first nine months of fiscal 2004 included the benefit of a foreign net operating loss carryback of $8.5 million, partially offset by a provision of $5.6 million for taxes in certain state and foreign jurisdictions.

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

During the third quarter of fiscal 2005, we recorded a charge of $2.2 million representing our ownership share of the net loss from operations incurred by H-3C for the quarter ended December 31, 2004.  During the first nine months of fiscal 2005, we recorded a charge of $7.1 million representing our ownership share of the net loss from operations incurred by H-3C for the nine months ended December 31, 2004.

H-3C was formed during our second quarter of fiscal 2004.  At that time, we recorded a charge of $12.6 million representing our ownership share of the value attributed to in-process technology contributed to H-3C by Huawei that had not yet reached technological feasibility and had no alternative future use.  In the third quarter of fiscal 2004, we recorded a charge of $4.2 million representing our share of the net loss incurred by H-3C during the quarter ended December 31, 2003.  From inception through our third quarter of fiscal 2004, we recorded a charge of $16.8 million representing our ownership share of the net loss from operations incurred by H-3C from the date of formation through December 31, 2003.

Discontinued Operations

Discontinued operations relate to our CommWorks business unit that was sold in the fourth quarter of fiscal 2003.  We recorded a loss of $0.7 million and $2.5 million in the third quarter and first nine months of fiscal 2004, respectively, due to adjustments to previous estimates of liabilities related to the sale of CommWorks.

Liquidity and Capital Resources

Cash and equivalents and short-term investments at February 25, 2005 were $882.8 million, a decrease of approximately $500.6 million compared to the balance as of May 28, 2004 of $1,383.4 million.  The decrease was primarily the result of $354.0 million used in the acquisition of TippingPoint.

Net cash used in operating activities was $109.7 million in the first nine months of fiscal 2005, primarily reflecting our loss from continuing operations of $137.4 million.  We expect that cash flows from operating activities will be negative during fourth quarter of fiscal 2005, and probably longer, due to projected continuing net losses.  There are no assurances that we can reduce our net losses and negative cash flow in the foreseeable future, or that we can raise additional capital if needed to fund our operations on an ongoing basis.  However, based on current business conditions and our current operating and financial plans, but subject to the discussion in Business Environment and Industry Trends below, we believe that our existing cash and equivalents and short-term investments will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.  As a result of the aforementioned fiscal 2005 restructuring actions and related charges, and based on our current projections for sales, costs and expenses, which are subject to significant uncertainty, we expect net cash flow from operations to be improved by approximately $5 million per quarter from the level reported for the third quarter of fiscal 2005.  This improvement excludes the impact of cash disbursements to be made in settlement of liabilities accrued as of February 25, 2005 and is not expected to be fully realized until the third quarter of fiscal 2006.

Significant commitments that will require the use of cash in future periods include obligations under lease, contract manufacturing, royalty and patent licensing arrangements, IT outsourcing agreements, and customer service agreements.  Total future lease obligations as of February 25, 2005 were $44.8 million, of which $20.6 million will be paid over the next twelve months.  Obligations under royalty and patent licensing arrangements as of February 25, 2005 were approximately $12.0 million, all of which are expected to be paid over the next twelve months.  Under our IT outsourcing agreements, we are subject to minimum annual payments that vary depending on the service level we choose.  Based upon current service levels, we would owe approximately $36.8 million through December 2013, of which $4.7 million will be paid over the next twelve months.  Termination of such agreements prior to December 2013 would result in early termination penalties that decline over time.  If we were to terminate the agreements at the beginning of the fourth quarter of fiscal 2005, such penalties are estimated to be approximately $2.5 million.  Under our customer service agreements, we are subject to minimum annual payments that vary depending on the volume of service provided.  Based upon our estimated service volumes, we would owe approximately $130.1 million through the next seven years, of which $20.2 million is expected to be paid over the next twelve months.  Termination of such agreements prior to this date would result in early termination fees.

Net cash used in investing activities was $78.7 million for the first nine months of fiscal 2005, including approximately $354.0 million for the acquisition of TippingPoint and $13.7 million of outflows related to the purchase of property and equipment.  These outflows were offset by $50.9 million of net proceeds from the sale of property and equipment, primarily our Dublin and Hemel Hempstead facilities, and $239.7 million of net proceeds related to purchases, sales and maturities of debt and equity securities.  As of February 25, 2005, capital expenditure commitments outstanding were not material.

We selectively make strategic investments in privately-held companies and in limited partnership venture capital funds, which in turn invest in privately-held companies.  These investment activities may include a strategic commercial or technology relationship, such as a component supply agreement or technology license arrangement, and are entered into with the intention of complementing our business strategies and research and development efforts.  We made additional investments of $2.3 million in the first nine months of fiscal 2005 with respect to investments initially made in prior periods; also, at February 25, 2005, we were contractually obligated to make additional capital contributions totaling $6.7 million to certain venture capital funds.  The expiration dates for such capital calls are generally five to eight years from the inception of the fund, and the amounts and timing of such calls during that period are made at the discretion of the funds’ general partners.  We estimate that we will pay approximately $3.1 million over the next twelve months as capital calls are made.

Net cash used in financing activities was $62.9 million in the first nine months of fiscal 2005.  In the first quarter of fiscal 2005, we repurchased approximately 15.0 million shares of our common stock at a total cost of $73.4 million.  These repurchases were made pursuant to the stock repurchase program that was approved by our Board of Directors in March 2003, and that authorized expenditures of up to $100.0 million during a two-year period through March 2005.  There were no repurchases during the second and third quarters of fiscal 2005. At February 25, 2005, approximately $26.6 million of the authorization remained available for future repurchases.  This authorization expired in March 2005.  On March 23, 2005, our Board of Directors approved a new stock repurchase program providing for expenditures of up to $100.0 million through March 31, 2007.  Under the new stock repurchase program, we may repurchase shares of our common stock having an aggregate purchase price of up to $100.0 million in the open market, in privately negotiated transactions with shareholders or using derivate transactions; provided, however, that all repurchases must be pre-approved by the Audit and Finance Committee of the Board of Directors.  There is no requirement that we repurchase shares under the program and the program may be discontinued at any time.

There were no borrowings under our revolving line of credit during the first nine months of fiscal 2005.  During November 2004, our revolving line of credit agreement expired according to its terms.  During the third fiscal quarter, we entered a new agreement facilitating the issuance of standby letters of credit and bank guarantees required in the normal course of business.  Additionally, during the third fiscal quarter we repaid the total borrowings of $1.3 million that we assumed in connection with the acquisition of TippingPoint.

In the first nine months of fiscal 2005, we issued 5.5 million shares of stock under our employee stock plans and collected $11.8 million related to such issuances.

As of February 25, 2005, our outstanding stock options as a percentage of outstanding shares were 17 percent.  Stock option activity during the first nine months of fiscal 2005 and stock option detail as of February 25, 2005, were as follows:

	Number of shares	Weighted average exercise price
	(in thousands)

Outstanding, May 28, 2004	56,885	$7.18
Granted and assumed	21,530	2.43
Exercised	(3,984)	2.08
Canceled	(9,970)	7.17
Outstanding, February 25, 2005	64,461	$5.91

	Outstanding options as of February 25, 2005		Exercisable at February 25, 2005
Range of exercise prices	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
	(in thousands)		(in thousands)

$ 0.13 - $ 4.00	12,731	$1.70	1,720	$1.35
4.01 - 5.00	14,844	4.60	6,693	4.63
5.01 - 6.00	16,577	5.57	13,132	5.64
6.01 - 7.00	3,769	6.23	2,905	6.20
7.01 - 8.00	3,681	7.52	3,118	7.51
8.01 - 21.57	12,859	11.47	12,706	11.51
Total	64,461	$5.91	40,274	$7.32

The following table summarizes our equity compensation plans as of February 25, 2005:

	Number of securities to be issued upon exercise of options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)
	(in thousands)		(in thousands)

Equity compensation plans approved by stockholders	27,150	$6.94	18,065
Equity compensation plans not approved by stockholders*	26,165	6.72	—

Total	53,315	$6.83	18,065

*Excludes 11.1 million outstanding options with an average exercise price of $1.50.  These options were assumed in connection with acquisitions and no additional options are available for future issuance under such plans.

Options issued outside of the stockholder-approved plans were issued under our broad-based 1994 Stock Option Plan, as amended.  Options granted from this plan were granted at fair value, vest over two to four years, and expire ten years after the date of grant.  Effective September 2003, the 2003 Stock Plan was approved by stockholders and has replaced the 1994 Stock Option Plan for all grants subsequent to the approval date.  Also, in September 2003, stockholders approved a five million share increase in the number of shares available for issuance under the Employee Stock Purchase Plan.

Business Environment and Industry Trends

Industry trends and specific risks may affect our future business and results.  The matters discussed below could cause our future results to differ from past results or those described in forward-looking statements and could have a material adverse effect on our business, financial condition, results of operations and stock price.

We have incurred significant net losses in recent fiscal periods, including $137 million for the first three quarters of fiscal 2005, and $349 million, $284 million and $596 million for fiscal years 2004, 2003 and 2002, respectively, and we may not be able to return to profitability.

We incurred a net loss of $137 million for the first three quarters of fiscal 2005, and net losses of $349 million, $284 million and $596 million for fiscal 2004, 2003 and 2002, respectively.  Although we are taking steps designed to improve our results of operations, we cannot assure you that we will return to profitability.

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

In fiscal 2004, we began focusing primarily on enterprise networking.  This focus reflects a streamlined management and operating structure encompassing all of our operations.  Our focus on enterprise networking may cause increased risk or volatility associated with decreased diversification of our business.  There will be increased sensitivity to the business risks associated specifically with the enterprise networking market and our ability to execute successfully on our strategies to provide superior solutions for larger and multi-site enterprise environments.  To be successful in the enterprise networking market, we will need to overcome negative perceptions of our company held by decision making officers of large enterprises, who may be skeptical of our long-term commitment to the high-end networking business as a result of our withdrawal from that business in fiscal 2000.  Also, expansion of sales to large enterprises may be disruptive in a variety of ways, such as adding larger systems integrators that may raise channel conflict issues with existing distributors, or a perception of diminished focus on the small and medium enterprise market.

We may not respond effectively to increased competition caused by industry volatility and consolidation.

Our business could be seriously harmed if we do not compete effectively.  We face competitive challenges that are likely to arise from a number of factors, including the following:

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

We are unable to predict the exact amount of cost reductions required for us to generate positive net income or cash flow from operations because it is difficult to predict the amount of our future sales and gross margins.  The amount of our future sales depends, in part, on future economic and market conditions, which are difficult to forecast accurately.

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

If we fail to adequately evolve our financial and managerial control and reporting systems and processes, our ability to manage and grow our business will be negatively affected.

Our ability to successfully offer our products and implement our business plan in a rapidly evolving market depends upon an effective planning and management process.  We will need to continue to improve our financial and managerial control and our reporting systems and procedures in order to manage our business effectively in the future.  If we fail to continue to implement improved systems and processes, our ability to manage our business and results of operation could be adversely affected.

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

The business of H-3C is subject to all of the operational risks that normally arise for a technology company with global operations pertaining to research and development, manufacturing, sales, service, marketing, and corporate functions.  In addition, there could be disagreements between 3Com and Huawei with respect to important strategic and operational decisions.  A key factor in the success of H-3C is that products sourced from it remain competitive over time particularly with respect to features, performance, quality and cost.  Another factor that could affect cost competitiveness is future adverse exchange rate movements between H-3C’s local currency of operations and the U.S. Dollar.

Our business, business prospects and operating results have dependencies upon the success of H-3C.  In particular, our product development activities will become increasingly interdependent with those of H-3C.  If H-3C and our transactions with it are not successful, we may not introduce new products needed to broaden our high-end enterprise networking product line, which may adversely affect our sales and overall results of operations.  Also, if H-3C enters into original equipment manufacturer (OEM) agreements with companies who compete with us, we could face increased competition in the markets in which we operate.

We may pursue acquisitions of other companies that, if not successful, could adversely affect our business, financial position and results of operations.

The networking business is highly competitive.  As a result, our success is dependent, in part, on our ability to meet the needs of customers and markets by enhancing the functional capabilities of our existing products and solutions, and introducing new products and solutions, on a timely basis.  Our efforts to enhance existing offerings and develop new offerings include the following:

•              internal research and development activities;

•              the H-3C joint venture and other strategic relationships; and

•              acquisitions.

On January 31, 2005 we completed our acquisition of TippingPoint. In the future, we may pursue additional acquisitions of other companies with established market access and position or promising technology and products to enhance our existing capabilities.

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

There can be no assurances that our acquisition of TippingPoint or other acquisitions that we might pursue will be successful.  If we pursue an acquisition but are not successful in completing it, or if we complete an acquisition but are not successful in integrating the acquired company’s technology, products or operations successfully, our business, financial position or results of operations could be adversely affected.

We expect to utilize strategic relationships and other alliances as key elements in our strategy.  If we are not successful in forming desired ventures and alliances or if such ventures and alliances are not successful, our ability to achieve our growth and profitability goals could be adversely affected.

In November 2003, we formed a joint venture in China for enterprise networking products.  In addition, we have announced alliances with third parties, such as Aspect Communications Corporation, Crossbeam Systems, Inc., Electronic Data Systems Corporation, Trapeze Networks and Siemens Business Services.  At the present time, these relationships are in the early stages of development and have not yet produced the benefits that we hope to ultimately achieve.  In the future, we expect to evaluate other possible strategic relationships, including joint ventures and other types of alliances, and we may increase our reliance on such strategic relationships to broaden our sales channels, complement internal development of new technologies and enhancement of existing products, and exploit perceived market opportunities.

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

We continue to look for ways to decrease cost and improve efficiency by contracting with other companies to perform functions or operations that, in the past, we have performed ourselves.  During fiscal 2004, we completed the outsourcing of all manufacturing of our products.  We now rely on outside vendors to meet all of our manufacturing needs as well as a significant portion of our IT needs.  Additionally, in the second quarter of fiscal 2005, we announced an initiative to expand our service offerings with Siemens Business Services.  To achieve future cost savings or operational benefits, we may expand our outsourcing activities to cover additional services which we believe a third party may be able to provide in a more efficient or effective manner than we could do internally ourselves.

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

The markets in which we compete are characterized by rapid technology transitions and short product life cycles.  Therefore, our success depends on our ability to do the following:

•              identify new market and product opportunities;

•              predict which technologies and markets will see declining demand;

•              develop and introduce new products and solutions in a timely manner;

•              gain market acceptance of new products and solutions, particularly in targeted emerging markets; and

•              rapidly and efficiently transition our customers from older to newer enterprise networking technologies.

Our financial position or results of operations could suffer if we are not successful in achieving these goals.  For example, our business would suffer if any of the following occurs:

•              there is a delay in introducing new products;

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

Our reliance on industry standards, technological change in the marketplace, and new product initiatives may cause our sales to fluctuate or decline.

The enterprise networking industry in which we compete is characterized by rapid changes in technology and customer requirements and evolving industry standards.  As a result, our success depends on:

•              the timely adoption and market acceptance of industry standards, and timely resolution of conflicting U.S. and international industry standards; and

•              our ability to influence the development of emerging industry standards and to introduce new and enhanced products that are compatible with such standards.

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

A significant portion of our sales is derived from a small number of resellers.  If any of these partners reduces its business with us, our business could be seriously harmed.

We distribute many of our products through two-tier distribution channels that include distributors, systems integrators and VARs.  A significant portion of our sales is concentrated among a few distributors; our two largest distributors accounted for a combined 35 percent of total sales for the first three quarters of fiscal 2005, a combined 33 percent of total sales for both fiscal 2004 and fiscal 2003 and a combined 28 percent of total sales for fiscal 2002.  If either of these distributors reduces its business with us, our sales and overall results of operations could be adversely affected.

We depend on distributors who maintain inventories of our products.  If the distributors reduce their inventories of our products, our sales could be adversely affected.

Our distributors maintain inventories of our products.  We work closely with our distributors to monitor channel inventory levels and ensure that appropriate levels of products are available to resellers and end users.  We have improved certain elements of our supply chain processes so that deliveries to our channel partners can be done more rapidly, thereby enabling our channel partners to hold fewer weeks of supply of our products in their inventory.  Our target range for channel inventory levels is between four and five weeks of supply on hand at our distributors.  Channel inventory levels were within our target range at the end of February 2005, and we expect to operate our business within that range for the remainder of fiscal 2005.  Partners with a below-average inventory level may incur “stock outs” that would adversely impact our sales.  If our channel partners further reduce their levels of inventory of our products, our sales would be negatively impacted during the period of change.

If we are unable to successfully develop relationships with system integrators, service providers, and enterprise VARs, our sales may be negatively affected

As part of our sales strategy, we are targeting system integrators (SIs), service providers (SPs), and enterprise VARs (eVARs).  These resellers typically have expertise in network design and implementation, which is important when deploying end-to-end networking infrastructure solutions in larger enterprises.  In addition to specialized technical expertise, SIs, SPs and eVARs typically offer sophisticated services capabilities that are frequently desired by larger enterprise customers.  In order to expand our distribution channel to include resellers with such capabilities, we must be able to provide effective support to these resellers.  If our sales, marketing or services capabilities are not sufficiently robust to provide effective support to such SIs, SPs, and eVARs, we may not be successful in expanding our distribution model and current SI, SP, and eVAR partners may terminate their relationships with us, which would adversely impact our sales and overall results of operations.

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

More recently, supplies of certain key components, such as memory, have become tighter as industry demand for such components has increased.  Also, the prices of some components have increased as the underlying prices of raw materials needed to manufacture such components have increased.  This is putting upward pressure on our costs as well as increasing the time necessary to obtain these components.  If this persists, we may experience an adverse impact to gross margin as costs either increase or do not decline as fast as they had in the past.

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

Our strategies to outsource all of our manufacturing requirements to contract manufacturers may not result in meeting our cost, quality or performance standards.  The inability of any contract manufacturer to meet our cost, quality or performance standards could adversely affect our sales and overall results from operations.

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

Adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.

We are subject to the periodic examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities.  We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. The outcome of these examinations cannot be predicted with certainty and, should unfavorable rulings be made, assessments against us could be significant, and could result in substantial payments by us to the tax authorities.

We may need to engage in complex and costly litigation in order to protect, maintain or enforce our intellectual property rights.

In addition to disputes relating to the validity or alleged infringement of other parties’ rights, we may become involved in disputes relating to our assertion of our intellectual property rights.  Whether we are defending the assertion of intellectual property rights against us, or asserting our intellectual property rights against others, intellectual property litigation can be complex, costly, protracted, and highly disruptive to business operations by diverting the attention and energies of management and key technical personnel.  Further, plaintiffs in intellectual property cases often seek injunctive relief and the measures of damages in intellectual property litigation are complex and often subjective or uncertain.  Thus, the existence of this type of litigation, or any adverse determinations related to such litigation, could subject us to significant liabilities and costs.  If any of our OEM, ODM, or joint venture partners become involved in intellectual property disputes and are unable to hold us harmless, then we may incur liabilities or suffer disruption of our business.  Any one of these factors could adversely affect our sales, gross margin, overall results of operations, cash flow or financial position.

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

In the course of our business, we receive claims of infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties.  We evaluate the validity and applicability of these intellectual property rights, and determine in each case whether we must negotiate licenses or cross-licenses to incorporate or use the proprietary technologies, protocols, or specifications in our products.  If we are unable to obtain and maintain licenses on favorable terms for intellectual property rights required for the manufacture, sale, and use of our products, particularly those that must comply with industry standard protocols and specifications to be commercially viable, our financial position or results of operations could be adversely affected.  In addition, if we are alleged to infringe the intellectual property rights of others, we could be required to seek licenses from others or be prevented from manufacturing or selling our products, which could cause disruptions to our operations or the markets in which we compete.

Fluctuations in our operating results and other factors may contribute to volatility in the market price of our stock.

Historically, our stock price has experienced volatility.  We expect that our stock price may continue to experience volatility in the future due to a variety of potential factors such as:

•              fluctuations in our quarterly results of operations and cash flow;

•              changes in our cash and equivalents and short term investment balances;

•              variations between our actual financial results and published analysts’ expectations; and

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

We hold marketable equity traded securities that have a brief trading history and are highly subject to market price volatility.  Equity security price fluctuations of plus or minus 50 percent would not have a material impact on the value of these securities as of the end of the third quarter of fiscal 2005.

Information related to interest rate sensitivity and foreign currency exchange risk is contained in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended May 28, 2004.

Item 4.           Controls and Procedures

a.     We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our third fiscal quarter pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.

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

b.     There have been no changes in our internal control over financial reporting that occurred during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.           Legal Proceedings

The information set forth in Note 16 of Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

During the fourth quarter of fiscal 2003, our Board of Directors approved a stock repurchase program that authorized expenditures of up to $100.0 million and was effective for a two-year period through March 2005.  We did not repurchase shares of our common stock pursuant to this authorization in fiscal 2003 or 2004.  We repurchased shares of our common stock pursuant to this authorization in the first quarter of fiscal 2005.  However, we did not repurchase any shares pursuant to this authorization in the second or third quarter of fiscal 2005.  This authorization expired in March 2005.  On March 23, 2005, our Board of Directors approved a new stock repurchase program providing for expenditures of up to $100.0 million through March 31, 2007.  We may use cash to repurchase shares pursuant to the new authorization in future periods.  In addition, upon vesting of restricted stock awards, employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting.

The following table summarizes repurchases of our stock, including shares returned to satisfy tax withholding obligations, in the quarter ended February 25, 2005:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

November 27, 2004 through December 26, 2004	7,937	$3.78	—	$26,635,406
December 27, 2004 through January 26, 2005	12,303	4.17	—	26,635,406
January 27, 2005 through February 25, 2005	—	—	—	26,635,406
Total	20,240	$4.02	—

(1)   20,240 shares were returned to us from employees to satisfy tax withholding obligations that arose upon the vesting of a restricted stock award.

(2)   Our prior stock repurchase program was announced on March 19, 2003 and permitted expenditures of up to $100.0 million through March 2005.  On March 23, 2005, our Board of Directors approved a new stock repurchase program providing for expenditures of up to $100.0 million through March 31, 2007; provided that all repurchases are pre-approved by the Audit and Finance Committee of the Board of Directors.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.           Other Information

None.

Item 6.           Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	0-12867	2.1	04/04/00
2.2	Tax Sharing Agreement between the Registrant and Palm, Inc.	10-Q	0-12867	2.7	04/04/00
2.3	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.	10-Q	0-12867	2.11	04/04/00
2.4	Agreement and Plan of Merger, dated December 13, 2004, by and among 3Com Corporation, Topaz Acquisition Corporation and TippingPoint Technologies, Inc.	8-K	0-12867	2.1	12/16/04
3.1	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger	10-Q	0-12867	3.4	10/08/99
3.2	Registrant’s Bylaws, as amended on March	8-K	0-12867	3.1	03/28/05

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
23, 2005
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	10-Q	0-12867	3.6	10/11/01
4.1	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002	8-A/A	0-12867	4.2	11/27/02
10.1	Addendum II, dated January 5, 2005, to Severance Agreement and General Release by and between 3Com Corporation and Dennis Connors dated as of September 16, 2004.*					X
10.2	Second Amendment to Lease, dated as of February 16, 2005 by and between 3Com Corporation and Marlborough Campus Limited Partnership					X
31.1	Certification of Principal Executive Officer					X
31.2	Certification of Principal Financial Officer					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*  Indicates a management contract or compensatory plan.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3Com Corporation
(Registrant)

Dated:	April 5, 2005	By:	/s/ Donald M. Halsted, III
Donald M. Halsted, III
Executive Vice President, Finance and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Exhibit Index

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	0-12867	2.1	04/04/00
2.2	Tax Sharing Agreement between the Registrant and Palm, Inc.	10-Q	0-12867	2.7	04/04/00
2.3	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.	10-Q	0-12867	2.11	04/04/00
2.4	Agreement and Plan of Merger, dated December 13, 2004, by and among 3Com Corporation, Topaz Acquisition Corporation and TippingPoint Technologies, Inc.	8-K	0-12867	2.1	12/16/04
3.1	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger	10-Q	0-12867	3.4	10/08/99
3.2	Registrant’s Bylaws, as amended on March 23, 2005	8-K	0-12867	3.1	03/28/05
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	10-Q	0-12867	3.6	10/11/01
4.1	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002	8-A/A	0-12867	4.2	11/27/02
10.1	Addendum II, dated January 5, 2005, to Severance Agreement and General Release by and between 3Com Corporation and Dennis Connors dated as of September 16, 2004.*					X
10.2	Second Amendment to Lease, dated as of February 16, 2005 by and between 3Com Corporation and Marlborough Campus Limited Partnership					X
31.1	Certification of Principal Executive Officer					X
31.2	Certification of Principal Financial Officer					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*  Indicates a management contract or compensatory plan.