Form 10-K
period 2005-06-03
3COM CORP
filed 2005-08-05
CIK 738076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark one)

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

[ X ]	EXCHANGE ACT OF 1934

For the fiscal year ended June 3, 2005

OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

[	]	EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File No. 0-12867

3Com Corporation

(Exact name of registrant as specified in its charter)

Delaware	94-2605794
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

350 Campus Drive
Marlborough, Massachusetts	01752
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (508) 323-5000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value; Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No

The aggregate market value of the registrant’s Common Stock held by non-affiliates, based upon the closing sale price of the Common Stock on November 26, 2004, as reported by the Nasdaq National Market, was approximately $1,459,673,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on Schedule 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of July 29, 2005, 386,841,464 shares of the registrant’s common stock were outstanding (excluding 6,516,716 shares held in treasury).

The registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 28, 2005 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

3Com Corporation

Form 10-K Annual Report

For the Fiscal Year Ended June 3, 2005

Table of Contents

Part I

Part II

Part III

Part IV

Item 15.	Exhibits and Financial Statement Schedule	79
	Exhibit Index	80
	Signatures	82
	Financial Statement Schedule	83

3Com, the 3Com logo, Digital Vaccine, IntelliJack, NBX, OfficeConnect, SuperStack, TippingPoint Technologies, UnityOne, VCX, and XRN are registered trademarks of 3Com Corporation or its subsidiaries. CommWorks is a registered trademark of UTStarcom, Inc. Palm is a trademark of Palm Trademark Holding Company LLC. U.S. Robotics is a registered trademark of U.S. Robotics Corporation. Other product and brand names may be trademarks or registered trademarks of their respective owners.

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

•	Our target customers and the demand for our products;
•	Emerging trends in networking technology;
•	Expected benefits from our acquisition of TippingPoint Technologies, Inc.;
•	Our distributors;
•	Our product portfolio;
•	Our restructuring activities and future operating expenses;
•	Our future revenue growth and profitability;
•	Financial position and results of operations;
•	Cash position and cash requirements;
•	Sales and margins;
•	Sources, amounts, and concentration of revenue;
•	Costs and expenses;

•	Accounting estimates, including doubtful accounts, inventory, treatment of goodwill and intangible assets, equity securities and other investments, restructuring, warranty, and income taxes;
•	Operations, including international operations, supply chain, quality control, and manufacturing supply, capacity, and facilities;
•	Products and services (including the exiting of product lines), price of products, product lines, and product and sales channel mix;
•	Relationship with customers, suppliers and strategic partners, including increased reliance on strategic partners;
•	Acquisitions of companies or technologies;
•	Credit facility and ability to raise financial capital;
•	Real estate arrangements including the sale and sublease of properties;
•	Our investments in limited partnership venture capital funds;
•	Joint venture with Huawei Technologies, Ltd.;

•	Accounting treatment related to our potential acquisition of an additional two percent ownership interest in our joint venture with Huawei Technologies, Ltd.;
•	Global economic, social, and geopolitical conditions;
•	Industry trends and our response to these trends;
•	Tax position and audits;
•	Our restructuring and cost-reduction efforts, including workforce reductions and the effect on employees;
•	Sources of competition;
•	Protection of intellectual property;
•	Outcome and effect of current and potential future litigation;
•	Research and development efforts, including our investment in new technologies;
•	Future lease obligations and other commitments and liabilities;
•	Outsourcing of some of our functions and dependence on contract manufacturing; and
•	Our common stock, including trading price, dividends, and repurchases.

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

On May 23, 2003, we completed the sale of our CommWorks division and transferred certain assets and liabilities to UTStarcom, Inc. As a result, we began reporting the CommWorks division as a discontinued operation in the fourth quarter of fiscal 2003. We present the CommWorks division as discontinued operations for all prior periods on a comparative basis.

PART I

ITEM 1.	BUSINESS

GENERAL

We provide secure, converged networking solutions on a global scale to businesses of all sizes. Our products and solutions enable customers to manage business-critical voice and data in a secure and efficient network environment. We deliver networking products and services for enterprises that view their networks as mission critical and value superior performance. Our products form integrated solutions and function in multi-vendor environments. Our products are sold on a worldwide basis through a combination of value added partners and direct sales representatives.

In November 2003, Huawei-3Com Co. Ltd. (H-3C), our joint venture with Huawei Technologies Co. Ltd., a Chinese communications equipment provider, began operations in Hangzhou, China to develop enterprise networking solutions including routers and Local Area Network (LAN) switches that complement our existing product portfolio. In China, Japan, and Hong Kong, H-3C sells its own products as well as 3Com products, strengthening our market position in some of the world's largest growth markets.

On January 31, 2005, we acquired TippingPoint Technologies, Inc. (TippingPoint), a provider of network-based intrusion prevention systems. We believe the acquired technologies are uniquely qualified to protect a converged voice and data environment. We believe our acquisition of those technologies will expand our ability to design innovative and reliable voice, data and security solutions.

We deliver products and solutions that support the increasingly complex and demanding application environments in today's businesses. We aspire to be one of the leading enterprise networking companies of the future by delivering innovative, secure, feature-rich products and solutions. We believe that our global presence, brand identity, intellectual property portfolio and strong balance sheet provide a solid foundation for growth and success in our targeted markets.

We were incorporated in California on June 4, 1979 and reincorporated in Delaware on June 12, 1997. Our corporate headquarters are located in Marlborough, Massachusetts. We have offices and sales capabilities in 41 countries and 69 locations worldwide. Our website address is www.3Com.com. We make available on our Internet Web site, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 filings on Forms 3, 4 and 5, and any amendments to those reports as soon as reasonably practicable after we electronically file with or furnish such material to the Securities and Exchange Commission (SEC). The information contained in our Web site is not incorporated by reference in this Annual Report on Form 10-K.

PRODUCTS AND SERVICES

Networking needs vary among customers and, therefore, we offer a broad line of products and solutions. We do this by delivering scalable, feature-rich, high performance, reliable, and secure standards-based networking solutions.

Our long-term technology-based strategy centers on enterprises and public sector organizations migrating to secure Internet Protocol (IP) based infrastructures that deliver converged voice and data applications. Our products and services can generally be classified in the following categories:

•	Networking Infrastructure;
•	Voice over IP (VoIP) Telephony;
•	Security;
•	Network and Security Management; and
•	Global Services

Each of our principal product categories and service offerings is described in greater detail below.

Networking Infrastructure

In order to meet the business and technology needs of our customers, our networking infrastructure products focus on the requirements for a secure, converged network: availability, performance, scalability and ease-of-use. We focus on reducing complexity by making management and configuration of secure, converged voice and data networking much easier, and we continue to innovate around a standards-based, open architecture that supports multi-vendor environments.

We deliver our networking infrastructure capabilities in the following categories of data networking infrastructure products and solutions, each of which is described in greater detail below:

•	LAN Switches;
•	Routers and Gateways; and
•	Wireless LAN

LAN Switches

Switches are multi-port devices, located in the network core and at the network edge, that join multiple computers and peripheral devices and serve as the foundation for transporting data over a network. We offer a number of fixed-configuration and modular chassis switches that provide the performance and flexibility required by our customers.

Our switching products represent a broad offering, including full-featured modular, stackable and stand-alone switches ranging from 10 Megabits per second (Mbps) to near Terabit per second performance. Our switches are available as managed units, which are typically found in enterprise environments and unmanaged, standalone units, typically used by small and medium-sized enterprises. We design our enterprise-class switches to share a common operating system and user interface that work together to lower the total cost of ownership and management. We offer a number of switching products, which we generally classify in the following families:

•

Core Switching. We offer both fixed configuration and modular chassis core networking solutions in our Switch 8800 series and Switch 7700 series of products. They are highly resilient, secure and convergence-ready, with Layer 2 and Layer 3 Gigabit Ethernet and 10-Gigabit connectivity. The 7700 series can also be used in conjunction with the 8800 as either an aggregation or edge switch capable of delivering Power over Ethernet, as well as Quarantine Protection, a feature of our TippingPoint Security Management System.

•

Gigabit Edge Switching. Our Switch 5500G, announced in June 2005, and Switch 3800 families of products address the growing requirements for Gigabit speeds at the edge of the network as well as features such as Power over Ethernet, security and Quarantine Protection. These stackable switches are offered in both 24- and 48-port models and include a built-in 10-Gigabit expansion slot.

•

Workgroup/Desktop Switching. We offer a full range of fixed-configuration switches that deliver performance and flexibility to the edge of the network. These include enterprise-class offerings such as the Switch 5500 family, SuperStack 4400, 4300 and 4200 families of products, as well as our OfficeConnect and Baseline series. Several of these switches are available in managed and unmanaged configurations, offer line speeds of 10/100/1000Mbps and incorporate Power over Ethernet technology allowing power from the wiring closet to be supplied to any compliant device, including IP phones, wireless LAN access points and IntelliJack products.

Routers and Gateways

Our enterprise routers, in combination with our other networking infrastructure products, provide a means of transporting converged voice and data traffic across an IP Wide Area Network (WAN) while preserving the quality of service required for mission critical applications.

Our enterprise routers, all of which support a variety of WAN connection speeds, are offered in the following three families of products:

•

Router 6000 Products. The Router 6000 series of products bring enterprise-class WAN routing features, redundancy and performance to the regional offices of large enterprise customers and to the headquarters of medium-sized businesses.

•	Router 5000 Products. The Router 5000 series of modular products are designed to connect corporate sites, from small branch to large regional offices.
•	Router 3000 Products. The Router 3000 series of products provide a fixed configuration platform for small offices and remote offices of large enterprises secure connections.

Wireless LAN

We offer wireless networking products and solutions that enable users to stay connected to the network while at their desks or roaming within an enterprise or campus setting. The productivity increase associated with this ease of information access is driving many businesses to deploy wireless networks. We offer a complete portfolio of standards-based wireless solutions, including 802.11 a/b/g wireless standards.

Our wireless product offerings include the following:

•	Wireless LAN Access Points;
•	Wireless Controllers and Switches;
•	Wireless Routers;
•	Wireless Bridges; and
•	Wireless Switch Manager

VoIP Telephony

We offer a broad portfolio of VoIP telephony products that work together to deliver business-focused applications, including: next-generation dial tone, IP messaging, IP presence, IP conferencing and IP customer contact center services. Our secure, Session Initiation Protocol (SIP)-driven platform (VCX) and applications meet the performance expectations of today's business environments: lowered cost, increased user productivity and strengthened customer interactions. These products include the following:

•	VoIP Telephony Platforms;
•	Convergence Application Suite; and
•	IP Phones

VoIP Telephony Platforms

Our VCX and NBX VoIP telephony platforms deliver converged voice and data services to enterprises with distributed or single-location networks. NBX was initially introduced in 1998, making it the first-to-market IP-Private Branch Exchange (PBX) system. Our NBX platform provides the benefits of convergence applications to small to medium size businesses and enterprises with two to 400 users and up to 1,500 devices, distributed across up to 10 locations. VCX, introduced in April 2003, delivers the benefits of SIP-based carrier-class performance and next-generation network applications to enterprises with up to tens of thousands of users. Designed for enterprise campus, multi-site and multinational networks, VCX includes modular software components that perform call control, signaling, application creation and media control, independent of access medium and speed.

Convergence Application Suite

Our Convergence Application Suite includes real-time, efficiency-generating applications that share a common infrastructure for call control, authentication, privacy, location and presence. These applications can help enterprises lower cost, improve productivity, and strengthen customer interactions. Our Convergence Application Suite includes the following components:

•	VoIP Telephony Module. Scalable and flexibly deployed NBX and VCX solutions delivering proven reliability and cost-effective capabilities for organizations of all sizes.
•	IP Messaging Module. Messaging with server software for centralized voice mail, fax mail, and e-mail services.
•	IP Presence Module. Software for improving collaboration and communications.
•	IP Conferencing Module. Audio, video, and data sharing to cost-effectively enhance collaboration.
•	IP Contact Center Module. NBX-specific applications for building strong customer relationships.
•	eXchange Call Center. Desktop software for integrated control of Convergence Applications Suite services.

IP Phones

The advanced features and high-fidelity of our IP Phones help enterprises function more productively and meet customer needs more competitively. All of our IP Phones are compatible with our NBX and VCX IP Telephony platforms. In addition to customary features, our phones include advanced functionality such as Power over Ethernet and browser based administration.

Our line of phones consists of the following products:

•	3106/3107 Cordless Phones;
•	3106 Cordless Phone;
•	3105 Attendant Console;
•	3103 Manager Phone;
•	3102 Business Phone;
•	3101 Basic Phone with Speaker; and
•	3100 Entry Phone

Security

We have a comprehensive security portfolio that includes end-to-end solutions for edge-to-core protection. Organizations can choose to implement overlaid or embedded security solutions that are automatic and centrally manageable and provide adaptive and dynamic protection.

Our security products include the following:

•	Intrusion Prevention Systems; and
•	Firewalls

Intrusion Prevention System

Our TippingPoint line of intrusion prevention systems are hardware-based products utilizing high-speed, security-optimized processors and custom Application Specific Integrated Circuits (ASICs) that can operate at multi-Gigabit speeds. Our hardware platform is complemented by a robust security-oriented operating system and suite of filters, signatures, and traffic analysis modules that can be dynamically updated.

Our intrusion prevention systems solutions are deployed and managed using a scalable, tiered Security Management System (SMS). Using SMS, customers implement and manage coherent, enterprise-wide security policies based on rules, thresholds, and segmentation set within the SMS. The SMS offers a rich reporting system, allowing customized reports to be generated and distributed automatically on a scheduled basis. Support for multiple user profiles allows a range of users, such as administrators and executives, access to this management system.

We provide a real-time update service, called the Digital Vaccine service, which delivers automatic, on-line inoculation of our products against emerging threats and updates of evolving identification intelligence. To facilitate the creation of Digital Vaccine filters, our Threat Management Center monitors and collects security intelligence from around the world. Based on this intelligence, we perform investigations of new software vulnerabilities and create antidotes that are delivered directly to our products.

The products associated with our intrusion prevention systems include the following:

•	5000E (5 Gigabits per second (Gbps));
•	2400 (2 Gbps);
•	1200 (1 Gbps);
•	400 (400 Mbps);
•	200 (200 Mbps);
•	100E (100 Mbps);
•	50 (50 Mbps);
•	SMS appliance for management; and
•	Digital Vaccine Service

Firewalls

We offer a range of firewall solutions including embedded, standalone, and application or situation specific offerings. Our firewall solutions protect networks by preventing unauthorized network access, blocking attacks, and encrypting traffic traveling across the Internet.

Our firewall solutions include the following:

•	E-mail firewall;
•	Secure Router;
•	ADSL Wireless 11g Firewall Router; and
•	Content Filter Services

Network and Security Management

We offer flexible and comprehensive network and security management application packages for advanced IT environments. Our network and security management applications help our customers manage large and small wired and wireless networks with tools for network monitoring, device control and fast problem resolution. Our network management applications include the following solutions:

•	Network Supervisor. Practical, easy-to-use software, downloadable from the Internet, maps and monitors the network and quickly alerts administrators to emerging problems.
•	Network Director. Turnkey management application suite offering advanced monitoring and control features to IT managers.
•	Enterprise Management Suite. Comprehensive and flexible solutions for very large enterprise environments.
•

Network Administrator. Software solution that brings advanced management features to our devices in HP OpenView networks, offering unlimited device capacity and features such as configuration backup and restore, bulk agent updates, and simple-to-operate reporting.

•	Solutions for Open Management Platforms. A selection of solutions that enable enterprises to choose management applications that meet their business and technical needs.
•

Security Management System. A scalable and flexible reporting tool used to manage our intrusion prevention system, TippingPoint SMS enables users to manage multiple devices and reports on network security activity.

Global Services

We provide customers a single point of accountability for service performance and quality. Our global service offerings cover all aspects of support that customers need to keep their networks operating effectively, including telephone support, hardware replacement, software updates, dedicated on-site engineers and spare parts. We also offer high end professional services and training to provide complete product plus service solutions for our customers. The portfolio of professional services includes assessment and design, project management, installation, and integration services that are especially important to our customers that purchase the higher-end switches and routers that we introduced over the past year.

We partner with service providers to deliver pieces of the portfolio and offer customers the benefits of virtual integrated services resources. We signed a support services agreement with Siemens Business Services in September 2004 to help us deliver enhanced service capabilities to our customers. Our agreement with Siemens Business Services is global and applies to all countries where we do business with the exception of China, Japan, and Hong Kong as these territories are supported directly by H-3C.

CUSTOMERS AND MARKETS

We have a large installed base of enterprise and small and medium-sized business customers. The organizations range across a number of vertical industries, including education, government, healthcare, manufacturing, finance, insurance and real estate.

We target major customer groups that:

•	View their networks as mission-critical tools that help them to deliver mandatory and/or value-add differentiated services to their customers or constituents;
•	Seek convergence-ready voice and data solutions and wireless solutions that are standards-based to reduce complexity and protect their investments; and
•	Value networking solutions that are affordable to acquire, operate, maintain and expand.

SALES, MARKETING AND DISTRIBUTION

We use a broad distribution channel to bring our products and solutions to our customers. Our two-tier distribution channel comprises distributors and resellers.

Although a majority of our sales of enterprise networking products are made through our two-tier distribution channel, we also work with global systems integrators, service providers and direct marketers. Additionally, we maintain a field sales organization targeting large enterprise accounts in conjunction with our partners.

Our marketing efforts focus on increasing brand name awareness, consideration, and preference with our target enterprise, small business and public sector customers to create demand for our products with our channel partners.

COMPETITION

We compete in the enterprise networking infrastructure market providing a broad portfolio of secure, converged voice and data networking products. The market for our products is competitive, fragmented and rapidly changing. We expect competition to continue to intensify. Many of our competitors are bringing new solutions to market, focusing on specific segments of our target markets and establishing alliances and Original Equipment Manufacturers (OEM) relationships with larger companies, some of which are our partners as well.

Our principal competitors today include Avaya Inc., Cisco Systems, Inc., D-Link Systems, Inc., Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., Hewlett-Packard Company, Internet Security Systems, Inc., Juniper Networks, Inc, McAfee, Inc., Mitel Networks Corporation, NETGEAR, Inc., and Nortel Networks Corporation.

The primary competitive factors in the enterprise networking infrastructure market are as follows:

•

Maintain tier-one capability and presence. To maintain tier-one capability and presence, a provider must have a comprehensive distribution channel and a strong financial position. In addition, that provider must have a globally recognized and preferred brand and provide strong service and support capabilities.

•	Offer innovative products and solutions. To be considered innovative a provider must deliver a broad line of products and solutions and maintain a substantial intellectual portfolio.

RESEARCH AND DEVELOPMENT

Our research and development approach focuses internal investments upon those core activities that are necessary to deliver differentiated products and solutions and drive reductions in product costs. Areas of focus include potential high growth areas such as convergence, security, wireless networking, and advanced switching solutions. For non-core activities that may include mature technologies or widely available product design components, we work with contract developers and third parties for sourcing these components. This two-part approach increases our ability to bring products to market in a timely and low cost manner and ensures that we are focused upon those product attributes that matter most to our customers and clearly differentiate the products we deliver.

Research and development investments in software remain a high priority for us. Our software provides differentiation across our product lines. In many cases, sophisticated software underlies the reliability and ease of use that our customers have grown to associate with our products.

Our research and development expenditures were $94.6 million in fiscal 2005, $95.2 million in fiscal 2004, and $113.1 million in fiscal 2003.

JOINT VENTURE WITH HUAWEI

H-3C, our joint venture with Huawei Technologies Ltd., a Chinese communications equipment provider, began operations on November 17, 2003. H-3C is domiciled in Hong Kong, and its principal operating center is in Hangzhou, China. 3Com president and chief executive officer, Bruce Claflin, is chairman of H-3C's board of directors and Ren Zhengfei, president and chief executive officer of Huawei, is chief executive officer of H-3C.

At the time of H-3C's formation, Huawei contributed its enterprise networking business assets in exchange for a 51 percent ownership interest; the contributed assets consisted of LAN switches and routers; engineering, sales, and marketing resources; and licenses to related intellectual property. We contributed cash, assets related to our operations in China and Japan, and licenses related to certain intellectual property in exchange for a 49 percent ownership interest. On the second anniversary date of the formation of H-3C, provided we hold at least 49 percent of the net outstanding shares, we have the one-time option to purchase from Huawei a number of shares equal to two percent of the net outstanding shares. In April 2005 we informed Huawei that we were interested in beginning negotiations concerning our purchase of such shares. The aggregate purchase price of these shares will be subject to negotiation between Huawei and us. We are currently in the early stages of negotiating the terms of this transaction with Huawei, including the purchase price, closing date and other material terms. If this purchase is consummated, we will own a majority interest in the joint venture and expect to consolidate H-3C from the date of acquisition. Our purchase of the shares is subject to regulatory approval by the Chinese government, as well as the successful negotiation of the terms of the purchase between us and Huawei. Although we have begun negotiations with Huawei, there can be no assurance that regulatory approval will be granted, that we will be able to negotiate acceptable terms with Huawei, or that the transaction will be consummated at all. Both partners have the right to purchase all of the other partner’s ownership interest through a bid process at any time after the third anniversary of H-3C’s formation.

We expect H-3C to continue to provide three key benefits to our business—an expanded product line, access to low cost and highly effective engineering talent, and a significant presence in the China, Japan, and Hong Kong markets. These three benefits are discussed in greater detail below:

•

Expanded Product Line.  H-3C's product line complements and enhances our position in fixed-configuration products by providing modular Layer 2 and 3, 10/100/1000 Mbps switches. H-3C also provides a full line of enterprise routers. We currently market several H-3C product lines globally, including the 3Com Router Series 5000 and 3000 for small and medium enterprises, as well as the 3Com Switch 8800 and 7700 for medium-to-large core enterprise applications. These products offer a rich feature set meeting a wide variety of wiring closet, core networking, and wide-area networking needs.

•

Access to Low Cost and Highly Effective Engineering Talent.  H-3C's highly skilled and low-cost engineering team provides a foundation for a lower total cost of ownership for H-3C solutions. We plan to leverage H-3C's lower cost engineering talent for new, feature rich product development.

•

Significant Presence in the China, Japan, and Hong Kong Markets.  3Com's and H-3C's geographic footprints are highly complementary, which enables each of us to leverage an already established sales channel and go-to-market presence for combined global coverage. We have a strong presence in the Americas and Europe, while H-3C has an established sales network, strong brand name and excellent reputation in China, Japan, and Hong Kong. We provide our resellers with access to a majority of H-3C networking products, which are sold under the 3Com brand everywhere in the world except China, Japan, and Hong Kong, where the H-3C products are sold under both 3Com and H-3C's brands. In China, Japan, and Hong Kong, H-3C continues to sell its own products as well as 3Com and Huawei branded products.

SIGNIFICANT CUSTOMERS AND PRODUCTS

For information regarding customer and product concentration for each of the last three fiscal years, see Note 19 of Item 8 of this Annual Report on Form 10-K.

INTERNATIONAL OPERATIONS

We market our products in all significant global markets, primarily through subsidiaries, sales offices, joint ventures, and relationships with OEMs and distributors with local presence. Outside the U.S., we have several research and development groups, with the most significant group being in the U.K. We maintain sales offices in 30 countries outside the U.S.

Although the U.S. represents our largest geographic marketplace, approximately 68 percent of our net sales in fiscal 2005 came from sales to customers outside the U.S. Gross margin on sales of our products in foreign countries, and sales of product that include components obtained from foreign suppliers, can be adversely affected by international trade regulations, including tariffs and antidumping duties, and by fluctuations in foreign currency exchange rates. Information concerning our sales by geographic region can be found in Note 20 of Item 8 of this Annual Report on Form 10-K.

BACKLOG

Our backlog as of June 3, 2005, the last day of our 2005 fiscal year, was approximately $19.2 million, compared with backlog of approximately $23.2 million as of May 28, 2004, the last day of our 2004 fiscal year. We include in our backlog purchase orders for which a delivery schedule has been specified for product shipment within one year. Generally, orders are placed by our customers on an as-needed basis and may be canceled or rescheduled by the customers without significant penalty to the customer. Accordingly, backlog as of any particular date is not necessarily indicative of our future sales.

SEASONALITY

Although we do not consider our business to be highly seasonal, we generally experience greater demand for our products and services in our second and fourth fiscal quarters.

MANUFACTURING AND COMPONENTS

During fiscal 2004, we ceased in-house manufacturing of our products. We now outsource all of our manufacturing and the majority of our supply chain management operations to contract manufacturers and original design manufacturer suppliers. This is part of our strategy to maintain global manufacturing capabilities and to reduce our costs. This subcontracting includes activities such as material procurement, assembly, test, shipment to our customers, and repairs. This approach enables us to reduce fixed costs and to quickly respond to changes in market demand. We have contract manufacturing arrangements with several companies, of which Flextronics International and Jabil Circuits were the two most significant during both fiscal 2005 and fiscal 2004. Based on current and forecasted demand, our contract manufacturers are expected to have an adequate supply of components required in the production of our products.

We determine the components that are incorporated in our products and design the supply chain solution. Our suppliers manufacture based on rolling forecasts. Each of the suppliers procures components necessary to assemble the products in our forecast and test the products according to our specifications. Products are then shipped directly to our logistics provider. We generally do not own the components and our customers take title to our products upon shipment from the logistics provider or, in some cases, upon payment. In certain circumstances, we may be liable to our suppliers for carrying costs and obsolete material charges for excess components purchased based on our forecasts.

Although we have contracts with our suppliers, those contracts set forth a framework within which the supplier may accept purchase orders from us. The contracts do not require them to manufacture our products on a long-term basis.

We use standard parts and components for our products where it is appropriate. We purchase certain key components used in the manufacture of our products from single or limited sources.

Purchase commitments with our single- or limited-source suppliers are generally on a purchase order basis. A number of vendors supply standard product integrated circuits and microprocessors for our products.

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

We rely on U.S. and foreign patents, copyrights, trademarks, and trade secrets to establish and maintain proprietary rights in our technology and products. We have an active program to file applications for and obtain patents in the U.S. and in selected foreign countries where potential markets for our products exist. Our general policy has been to seek to patent those patentable inventions that we expect to incorporate in our products or that we expect will be valuable otherwise. As of June 3, 2005, we had 1,264 U.S. issued patents (including 1,231 utility patents and 33 design patents) and 346 foreign issued patents. Numerous patent applications that relate to our research and development activities are currently pending in the U.S. and other countries. We also have patent cross license agreements with other companies. During fiscal 2005, we continued our patent licensing program, through which we identify potential sources of licensing revenue, including investigation of situations in which we believe that other companies may be improperly using our patented technology.

We have registered 53 trademarks in the U.S. and have registered 94 trademarks in one or more of 77 foreign countries, for a total of 859 worldwide registrations. Numerous applications for registration of domestic and foreign trademarks are currently pending.

EMPLOYEES

As of June 3, 2005, we employed approximately 1,850 employees, including approximately 700 in sales and marketing, 450 in customer services and supply chain operations, approximately 375 in research and development, and approximately 325 in administration. Our employees are not represented by a labor organization and we consider our employee relations to be satisfactory.

EXECUTIVE OFFICERS

The following table lists the names, ages and positions held by all executive officers of 3Com as of July 29, 2005. There are no family relationships between any director or executive officer and any other director or executive officer of 3Com.

Name	Age	Position
Bruce L. Claflin	53	President and Chief Executive Officer
Anik Bose	42	Vice President, Corporate Business Development
Susan H. Bowman	52	Senior Vice President, Human Resources
James M. Fieger	54	Senior Vice President, Worldwide Sales and Services
Neal D. Goldman	54	Senior Vice President, Management Services, General Counsel, and Secretary
Donald M. Halsted, III	48	Executive Vice President, Finance and Chief Financial Officer
Hilton M. Nicholson	47	Senior Vice President, Product Operations

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

James M. Fieger has been 3Com’s Senior Vice President, Worldwide Sales and Services since April 2005. Prior to joining 3Com, from September 2003 through April 2005, Mr. Fieger was President of Technology Coast Partners, a firm he co-founded to help U.S. companies penetrate the Latin American market. From January 1986 to April 2000 he held a series of positions with IBM’s Lotus Development software division, including Executive Vice President of Worldwide Field Operations.

Neal D. Goldman has been 3Com's Senior Vice President, Management Services, General Counsel and Secretary since September 2003. Prior to joining 3Com, Mr. Goldman worked for Polaroid Corporation from August 1997 to September 2003. From March 2003 to September 2003, he was Executive Vice President, Business Development and Chief Legal Officer of Polaroid and prior to that Mr. Goldman served as Executive Vice President, Chief Administrative and Legal Officer from July 2001 to June 2002. From August 1997 to July 2001, Mr. Goldman held a number of senior management and executive positions at Polaroid, including Senior Vice President, General Counsel and Secretary and Deputy General Counsel. Before joining Polaroid, Mr. Goldman served as Vice President, General Counsel and Secretary at Nets, Inc. from March 1996 to June 1997. Before joining Nets, Inc., Mr. Goldman held a number of positions with Lotus Development Corporation, including Vice President and General Counsel from November 1995 to February 1996 and Deputy General Counsel and Assistant Secretary from April 1990 to November 1995.

Donald M. Halsted, III joined 3Com in July 2004 and has been 3Com’s Executive Vice President, Finance and Chief Financial Officer since August 2004. Prior to joining 3Com, from November 2003 through July 2004, Mr. Halsted was Vice President of Finance for Invensys plc. From January 1998 through November 2003 he held a series of senior finance and operational roles with Polaroid. Before joining Polaroid, Mr. Halsted held a number of positions of increasing responsibility in IBM’s finance organization from 1979 through 1998.

Hilton M. Nicholson has been 3Com’s Senior Vice President, Product Operations since September, 2004. Prior to joining 3Com, from July 2002 through September 2004, Mr. Nicholson was President of the IP Cable Business Unit for ADC Telecommunications, Inc. From January 1995 through July 2002 he held a series of senior operational roles with Lucent Technologies, Inc., including Chief Operating Officer of its Core Switching and Routing Division—Inter Networking Systems. Before joining Lucent, Mr. Nicholson held a number of positions of increasing responsibility with AT&T Corporation from 1980 through 1995.

ITEM 2.	PROPERTIES

We own and lease properties in the United States and a number of foreign countries. For information regarding property, plant and equipment by geographic region for each of the last two fiscal years, see Note 20 of Item 8 of this Annual Report on Form 10-K.

The following table summarizes our significant owned and leased real estate properties as of June 3, 2005:

Location	Sq. Ft.	Owned/Leased	Primary Use
United States—Boston Area	201,000	Leased	Corporate headquarters, office, research and development, and customer service.
United States—San Francisco Bay Area	120,000	Owned	Office, research and development, and customer service.
United States—San Francisco Bay Area	132,000	Leased	Subleased to third-party tenant.
United States—Austin Area	44,000	Leased	Office, research and development, and customer service.
United States—Chicago Area	43,000	Leased	Office, research and development, and customer service.
Europe—U.K.	113,000	Owned	Office, research and development, and customer service.

As part of our initiatives to maximize our efficiency, we are consolidating our operations wherever feasible and are actively engaged in efforts to dispose of excess facilities. As of June 3, 2005, we lease and sublease to third-party tenants approximately 132,000 square feet of office space in our Mountain View, California leased facility and approximately 49,000 square feet in various other facilities throughout North America and Europe. These agreements expire at various times between 2005 and 2008. We believe that our facilities are adequate for our present needs in all material respects.

During fiscal 2005, we concluded two significant real estate sales as described below:

•	During the second quarter of fiscal 2005, we sold our 468,000 square foot facility, with an adjacent parcel of land, in Dublin, Ireland.
•	During the third quarter of fiscal 2005, we sold 111,000 square feet of our facility in Hemel Hempstead, U.K.

ITEM 3.	LEGAL PROCEEDINGS

The material set forth in Note 22 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the Nasdaq National Market under the symbol COMS since our initial public offering on March 21, 1984. The following table sets forth the high and low sale prices as reported on the Nasdaq National Market during the last two fiscal years. As of July 29, 2005, we had approximately 4,895 stockholders of record. We have not paid, and do not anticipate that we will pay, cash dividends on our common stock.

Fiscal 2004	High	Low	Fiscal 2005	High	Low
First Quarter	$5.89	$4.56	First Quarter	$6.94	$4.00
Second Quarter	8.18	5.44	Second Quarter	4.93	4.03
Third Quarter	9.34	6.75	Third Quarter	4.74	3.48
Fourth Quarter	7.55	5.63	Fourth Quarter	3.80	2.96

During the fourth quarter of fiscal 2005, our Board of Directors approved a new stock repurchase program that authorizes expenditures of up to $100.0 million and is effective for a two-year period through March 31, 2007. We did not repurchase shares of our common stock pursuant to this authorization in the fourth quarter of fiscal 2005. However, we may use cash to repurchase shares in future periods. In addition, upon vesting of restricted stock awards, employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting.

The following table summarizes repurchases of our stock, including shares returned to satisfy tax withholding obligations, in the quarter ended June 3, 2005:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 26, 2005 through March 25, 2005	-		$-	-	$26,635,406
March 26, 2005 through April 25, 2005	1,053	(2)	3.43	-	$100,000,000
April 26, 2005 through June 3, 2005	-		-	-	$100,000,000

Total	1,053		$3.43	-	$100,000,000

(1)

Our prior stock repurchase program was announced on March 19, 2003 and permitted expenditures of up to $100.0 million through March 2005.  On March 23, 2005, our Board of Directors approved a new stock repurchase program providing for expenditures of up to $100.0 million through March 31, 2007, provided that all repurchases are pre-approved by the Audit and Finance Committee of the Board of Directors.

(2)	Represents shares returned to us to satisfy tax withholding obligations that arose upon the vesting of restricted stock awards.

ITEM 6.	SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Our fiscal year ends on the Friday closest to May 31. Fiscal 2005 consisted of 53 weeks and ended on June 3, 2005. Fiscal years 2004 and 2003 each consisted of 52 weeks and fiscal 2004 ended on May 28, 2004 and fiscal 2003 ended on May 30, 2003. For convenience, the consolidated financial statements have been shown as ending on the last day of the calendar month. The following balance sheet data and statements of operations data for the five years ended May 31, 2005 were derived from our audited consolidated financial statements. Consolidated balance sheets as of May 31, 2005 and 2004 and the related consolidated statements of operations and of cash flows for each of the three years in the period ended May 31, 2005 and notes thereto appear elsewhere in this Annual Report on Form 10-K.

On May 23, 2003, we completed the sale of our CommWorks division. Also, on July 27, 2000, we distributed the Palm, Inc. common stock we owned to our stockholders in the form of a stock dividend. Accordingly, the information set forth in the table below is presented to reflect the CommWorks division and Palm, Inc. as discontinued operations.

Fiscal Year
(In thousands, except per share amounts)	2005	2004	2003	2002	2001

Sales	$651,244	$698,884	$932,866	$1,258,969	$2,421,165
Net (loss)	(195,686)	(349,263)	(283,754)	(595,950)	(965,376)
(Loss) from continuing operations before cumulative effect of accounting change	(195,686)	(346,863)	(230,093)	(453,652)	(790,166)
(Loss) per share from continuing operations before cumulative effect of accounting change
Basic and diluted	$(0.51)	$(0.92)	$(0.64)	$(1.30)	$(2.29)

The provisions of Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” are applicable to disposals occurring after our adoption of SFAS No. 144, effective June 1, 2002. In accordance with such provisions, the table below is not presented to reflect the CommWorks division as a discontinued operation.

Balances as of May 31,

(In thousands)	2005	2004	2003	2002	2001

Cash, equivalents and short-term investments	$ 844,104	$1,383,356	$1,484,588	$1,382,048	$1,640,211
Total assets	1,592,967	1,820,818	2,062,360	2,526,792	3,456,872
Working capital, net of discontinued operations of Palm (1)	667,949	1,213,108	1,314,012	1,159,822	1,397,977
Deferred revenue and long-term obligations	8,484	15,135	4,595	73,365	10,536
Retained earnings (deficit)	(967,952)	(755,244)	(405,981)	35,814	771,639
Stockholders’ equity	1,274,923	1,499,114	1,718,597	1,950,205	2,505,421

(1) Working capital is defined as total current assets less total current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of Part II of this Annual Report on Form 10-K.

On May 23, 2003, we completed the sale of the CommWorks division and transferred certain assets and liabilities to UTStarcom, Inc. As a result of the sale, we reported the CommWorks division as a discontinued operation beginning in the fourth quarter of fiscal 2003 and all prior periods are presented as discontinued operations on a comparative basis. Accordingly, the Consolidated Financial Statements reflect the CommWorks division as a discontinued operation for all periods presented. Unless otherwise indicated, the following discussion relates to our continuing operations.

BUSINESS OVERVIEW

We provide secure, converged networking solutions on a global scale to businesses of all sizes. Our products and solutions enable customers to manage business-critical voice and data in a secure and efficient network environment. We deliver networking products and services for enterprises that view their networks as mission critical and value superior performance. Our products form integrated solutions and function in multi-vendor environments. Our products are sold on a worldwide basis through a combination of value added partners and direct sales representatives.

Our long-term technology-based strategy centers on enterprises and public sector organizations migrating to secure Internet Protocol (IP) based infrastructures that deliver converged voice and data applications. Our products and services can generally be classified in the following categories:

•	Networking Infrastructure;
•	Voice over IP (VoIP) Telephony;
•	Security;
•	Network and Security Management; and
•	Global Services

We have undergone significant changes in recent years, including:

•	significant headcount reductions;
•	restructuring activities which included outsourcing of information technology, all manufacturing activity, and other functions, and selling excess facilities;
•	significant changes to our executive leadership;
•	forming the Huawei-3Com joint venture (H-3C);
•	acquiring TippingPoint Technologies, Inc.; and
•	realigning our sales and marketing channels and expenditures.

We believe an overview of these significant recent events is helpful to an understanding of our operating results.

Significant Events

In fiscal 2003, as our sales and overall financial performance declined, we undertook several broad initiatives to achieve cost savings. The first of these actions included the integration of certain central functions of our business units in order to achieve cost savings. This integration did not substantially change our management and operating structure. Other actions pursued in fiscal 2003 were headcount reductions, outsourcing of certain IT functions, and efforts to consolidate and sell excess facilities. All of these actions generated restructuring charges, but also resulted in reductions of research and development and general and administrative expenses.

During fiscal 2004, we undertook a number of actions, affecting both sales and expenses. We expanded our product portfolio to include more Layer 3-plus and higher-end products, additional modular switches and routers, and a higher-end VoIP offering. We consolidated our company's operations into a single integrated business organized along functional lines, and we relocated headquarters and key management positions and functions from our Santa Clara, California location to our Marlborough, Massachusetts location as a more effective way to run this simplified business. Also, we consolidated our operations into fewer facilities, disposed of excess real estate, relocated transaction processing activities to lower cost locations, outsourced our Dublin, Ireland manufacturing operations to our contract manufacturers, and upgraded and modified our IT infrastructure and systems to more cost-effective alternatives. In addition, during fiscal 2004, we reduced our overall workforce by approximately forty percent.

On November 17, 2003, we formed our joint venture, Huawei-3Com (H-3C), which is domiciled in Hong Kong and has its principal operating center in Hangzhou, China. We contributed $160.0 million in cash, assets related to our operations in China and Japan, and licenses to intellectual property related to those operations in exchange for a 49 percent ownership interest of the joint venture. In the first quarter of fiscal 2005, we expanded the joint venture’s market to include Hong Kong in addition to China and Japan. We expect this venture to provide three key benefits to us – an expanded product line, access to low cost and highly effective engineering talent, and a significant presence in the China, Japan, and Hong Kong markets.

Two years after formation of H-3C, we have the one-time option to purchase an additional two percent ownership interest from Huawei for an amount subject to negotiation by Huawei and us, however, the original agreement provides that the amount shall not exceed $28 million. In April 2005, we informed Huawei that we were interested in beginning negotiations concerning our purchase of such additional ownership interest. We are currently in the early stages of negotiating the terms of this transaction with Huawei, including the purchase price, closing date and other material terms. If this purchase is consummated, we will own a majority interest in the joint venture and expect to consolidate H-3C from the date of acquisition. Our purchase of such shares is subject to regulatory approval by the Chinese government, as well as the successful negotiation of the terms of the purchase between us and Huawei. Although we have begun negotiations with Huawei, there can be no assurance that regulatory approval will be granted, that we will be able to negotiate acceptable terms with Huawei, or that the transaction will be consummated at all. Both partners have the right to purchase all of the other partner’s ownership interest through a bid process at any time after the third anniversary of H-3C’s formation.

In China, Japan, and Hong Kong, H-3C sells its own products, as well as products it purchases directly from Huawei and us. Outside of China, Japan, and Hong Kong, we resell H-3C’s products under the 3Com( brand. Through this reseller agreement, we are expanding our product line to include router products and modular switching products. The addition of these products to our product portfolio increases the size of the market opportunity for which we can compete.

During fiscal 2005, we undertook several additional actions that we believe will enhance our competitiveness, execution and profitability over the longer term. We are implementing a strategy to compete in all sizes of the enterprise networking market, through the following:

•	continued advances in products;
•	increased focus on our customer facing capabilities in the areas of sales and marketing; and
•	service improvements.

We have introduced multiple new products targeted at the large enterprise market, including modular switches and routers sourced from H-3C, as well as VoIP, security and wireless solutions. We also continue to develop solutions for the small to medium enterprise market, including VoIP, smart switches, and Power over Ethernet technology.

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

On January 31, 2005, we acquired TippingPoint Technologies, Inc. (TippingPoint), a provider of network-based intrusion prevention systems. We believe the acquired technologies are uniquely qualified to protect a converged voice and data environment. We believe our acquisition of those technologies will expand our ability to design innovative and reliable voice, data and security solutions.

Summary of Fiscal 2005 Financial Performance

•

Our sales for fiscal 2005 were $651.2 million, a seven percent decrease from fiscal 2004 sales of $698.9 million. Sales from our enterprise networking products for fiscal 2005 were $597.2 million, a two percent increase from fiscal 2004 sales of $585.9 million.

•	Our gross margin improved from 34.8 percent in fiscal 2004 to 36.0 percent in fiscal 2005.
•

Our operating expenses in fiscal 2005 were $437.8 million, compared to $580.9 million in fiscal 2004, a net decrease of $143.1 million. Restructuring charges of $23.9 million in fiscal 2005 and $159.7 million in fiscal 2004 were included in operating expenses.

•	Our net loss in fiscal 2005 was $195.7 million compared to a net loss in fiscal 2004 of $349.3 million.
•

Our balance sheet remains strong with cash and short-term investment balances at the end of fiscal 2005 of $844.1 million, compared to cash and short-term investment balances of $1,383.4 million at the end of fiscal 2004.

Business Environment and Future Trends

Networking industry analysts and participants differ widely in their assessments concerning the prospects for near-term industry growth. Industry factors and trends also present significant challenges in the medium term with respect to our goals for sales growth, gross margin improvement and profitability. Such factors and trends include:

•	Intense competition in the market for higher end, enterprise core routing and switching products;
•	Aggressive product pricing by competitors targeted at gaining share in market segments where we have had a strong position historically, such as the small to medium-sized enterprise market; and
•

The advanced nature and ready availability of merchant silicon, which allows low-end competitors to deliver competitive products and makes it increasingly difficult for us to differentiate our products.

Our key focus for fiscal 2006 is on execution of our business plan to enhance our go-to market capabilities and grow sales. During fiscal 2006, we continue to face significant challenges with respect to sales growth, gross margin and profitability. Future sales growth for our company depends on increased sales of our enterprise networking products, and our largest growth opportunity continues to be linked to the expansion of our product lines targeting mid to large enterprise customers. In order to achieve our sales goals for fiscal 2006, it is imperative that we continue to enhance the features and capabilities of these products in a timely manner in order to expand our addressable market opportunities, distribution channels and market competitiveness. Also, we expect a very competitive, difficult pricing environment for the foreseeable future; this will exert downward pressure on our sales, gross margin and profitability.

Our planned actions for fiscal 2006 are based on certain assumptions concerning the overall economic outlook for the markets in which we operate, the expected demand for enterprise networking products, our ability to compete effectively and gain market share, and the cost and expense structure of our business. These assumptions could prove to be inaccurate. If current economic conditions deteriorate, or if our planned actions are not successful in achieving our goals, there could be additional adverse impacts on our financial position, sales, profitability or cash flows. In that case, we might need to modify our strategic focus and restructure our business again to realign our resources and achieve additional cost and expense savings.

We are committed to our objective of being a leading provider of secure, converged networking solutions for small, medium and large enterprises. We believe that our recent initiatives and our business strategy are consistent with our goals of growth and profitability over the longer term.

BASIS OF PRESENTATION

Our fiscal year ends on the Friday closest to May 31. Fiscal 2005 consisted of 53 weeks and ended on June 3, 2005. Fiscal years 2004 and 2003 each consisted of 52 weeks and fiscal 2004 ended on May 28, 2004 and fiscal 2003 ended on May 30, 2003. For convenience, the consolidated financial statements have been shown as ending on the last day of the calendar month.

We account for our investment in H-3C by the equity method. Under this method, we record our proportionate share of H-3C’s net income or loss based on the most recently available quarterly financial statements of H-3C under the caption “Equity interest in loss of unconsolidated joint venture” in our consolidated financial statements. Since H-3C has adopted a calendar year basis of reporting, we have reported our equity in H-3C’s net loss for H-3C’s fiscal period from April 1, 2004 through March 31, 2005 in our results of operations for fiscal 2005 and from the date of formation (November 17, 2003) through March 31, 2004 in our results of operations for fiscal 2004.

Our acquisition of TippingPoint on January 31, 2005, was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are included in the consolidated balance sheet as of May 31, 2005. The operating results of TippingPoint are included in the consolidated financial statements since the date of acquisition.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are outlined in Note 2 to the Consolidated Financial Statements, which appear in Item 8 of Part II of this Annual Report on Form 10-K. Some of those accounting policies require us to make estimates and assumptions that affect the amounts reported by us. The following items require the most significant judgment and often involve complex estimation:

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

A significant portion of our sales is made to distributors and value added resellers (VARs). Revenue is generally recognized when title and risk of loss pass to the customer, assuming all other revenue recognition criteria have been met. Sales to these customers are recorded net of appropriate allowances, including estimates for product returns, price protection, and excess channel inventory levels. We maintain reserves for potential allowances and adjustments; if the actual level of returns and adjustments differ from the assumptions we use to develop those reserves, additional allowances and charges might be required.

For sales of products that contain software that is marketed separately, we apply the provisions of AICPA Statement of Position 97-2, “Software Revenue Recognition,” as amended. Sales of services, including professional services, system integration, project management, and training, are recognized upon delivery and completion of performance. Other service revenue, such as that related to maintenance and support contracts, is recognized ratably over the contract term, provided that all other revenue recognition criteria have been met. Royalty revenue is generally recognized when we receive payment.

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

Goodwill and intangible assets: Carrying values of goodwill and other intangible assets with indefinite lives are reviewed for possible impairment in accordance with the applicable accounting literature. We test our goodwill for impairment annually during our third fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. We review the value of our intangible assets, in accordance with the applicable accounting literature for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. As of May 31, 2005, we had $310.4 million of goodwill and $65.9 million of net intangible assets remaining on the balance sheet, which we believe to be realizable based on the estimated fair value of these assets. We estimate fair value of goodwill using quoted market prices and the fair value of our intangible assets using estimated future cash flows of the associated products and technology. It is possible that the estimates and assumptions used in assessing the carrying value of these assets, such as future sales and expense levels, may need to be reevaluated in the case of continued market deterioration, which could result in further impairment of these assets.

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

Warranty: A limited warranty is provided on our products for periods ranging from 90 days to limited lifetime, depending upon the product, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales might be required.

Income taxes: We are subject to income tax in a number of jurisdictions. A certain degree of estimation is required in recording the assets and liabilities related to income taxes, and it is reasonably possible that such assets may not be recovered and that such liabilities may not be paid or that payments in excess of amounts initially estimated and accrued may be required. We assess the likelihood that our deferred tax assets will be recovered from our future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. We consider historical taxable income, estimates of future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Based on various factors, including our recent losses, retained deficit, operating performance in fiscal 2005, and estimates of future profitability, we have concluded that future taxable income will, more likely than not, be insufficient to recover our U.S. net deferred tax assets as of May 31, 2005. Accordingly, we have established an appropriate valuation allowance to offset such deferred tax assets. In addition to valuation allowances against deferred tax assets, we maintain reserves for potential tax contingencies arising in jurisdictions in which we do or have done business. Many of these contingencies arise from periods when we were a substantially larger company. Such reserves are based on our assessment of the likelihood of an unfavorable outcome and the expected potential loss from such contingency, and are monitored by management. These reserves are maintained until such time as the matter is settled or the statutory period for adjustment has passed. Adjustments could be required in the future if we determine that the amount to be realized is greater or less than the valuation allowance we have recorded or that our reserves for tax contingencies are inadequate.

RESULTS OF OPERATIONS

YEARS ENDED MAY 31, 2005, 2004, AND 2003

As mentioned above, effective at the beginning of fiscal 2004, we began managing and reporting our operations as a single, integrated business. The following discussion reflects the results of operations of the business as it has been organized and managed since the beginning of fiscal 2004.

The following table sets forth, for the fiscal years indicated, the percentage of total sales represented by the line items reflected in our consolidated statements of operations.

		2005		2004		2003

Sales		100.0%		100.0%		100.0%
Cost of sales		64.0		65.2		54.8

Gross profit margin		36.0		34.8		45.2

Operating expenses:
Sales and marketing		37.4		35.0		26.0
Research and development		14.5		13.6		12.1
General and administrative		9.2		10.6		10.2
Amortization and write-down of intangibles		1.4		1.0		1.1
Restructuring charges		3.7		22.9		19.8
In-process research and development		1.0		-		-
Loss on land and facilities, net		-		-		0.1

Total operating expenses		67.2		83.1		69.3

Operating (loss)		(31.2)		(48.3)		(24.1)
Gain (loss) on investments, net		0.2		(1.6)		(3.9)
Interest and other income, net		2.6		2.3		2.2

(Loss) from continuing operations before income taxes, equity interests, and cumulative effect of change in accounting principle		(28.4)		(47.6)		(25.8)
Income tax (provision) benefit		(0.5)		0.5		1.1
Equity interest in (loss) of unconsolidated joint venture		(1.1)		(2.5)		-

(Loss) from continuing operations before cumulative
effect of change in accounting principle		(30.0)		(49.6)		(24.7)
Discontinued operations, net of taxes		-		(0.4)		(0.9)

(Loss) before cumulative effect of change in accounting principle		(30.0)		(50.0)		(25.6)
Cumulative effect of change in accounting principle		-		-		(4.8)

Net (loss)	(30	.0)%	(50	.0)%	(30	.4)%

Comparison of fiscal 2005 and 2004

Sales

The following table shows our sales from enterprise networking products and desktop, mobile and server connectivity products in absolute dollars and as a percentage of total sales for fiscal 2005 and fiscal 2004 (in millions):

	Fiscal Year
	2005		2004
Enterprise networking	$ 597.2	92%	$ 585.9	84%
Desktop, mobile and server connectivity	54.0	8%	113.0	16%
Total	$ 651.2		$ 698.9

Sales of enterprise networking products in fiscal 2005 increased two percent from fiscal 2004. The increase in sales was primarily driven by certain products in targeted high-growth technology areas; such products included fixed-configuration Gigabit switches, wireless LAN, and modular switches and routers sourced from H-3C. Increased sales of these products was largely due to higher unit volumes, resulting from both the industry shift towards Gigabit switching solutions mentioned above, as well as enhanced sales and marketing efforts targeting enterprise customers. These increases were partially offset by a reduction in average selling prices resulting from significant price competition, particularly for our 10/100 Mbps switching products as the industry migrates to Gigabit switching solutions, and by a shift in mix towards lower-priced products.

Sales of our desktop, mobile and server connectivity products in fiscal 2005 decreased 52 percent from fiscal 2004. The decrease in such sales was due largely to lower volumes as well as to lower overall average selling prices in fiscal 2005 compared to the previous fiscal year. We believe the lower volumes resulted from a continuing shift in technology from traditional network interface card (NIC), personal computer (PC) card, and mini-peripheral component interconnect (Mini-PCI) form factors to PC chipsets with embedded networking technology for which we have lower market share. We expect sales from desktop, mobile and server connectivity products to decline again in fiscal 2006 due to both reduced demand for our products and continued pricing pressures.

The additional week included in fiscal 2005 did not have a significant impact on sales, compared to fiscal 2004.

Sales by geographic region are as follows (in millions):

	Fiscal Year
	2005		2004
Americas	$ 271.8	42%	$ 263.4	38%
Europe, Middle East, and Africa	294.7	45%	319.7	46%
Asia Pacific	84.7	13%	115.8	16%
Total	$ 651.2		$ 698.9

Sales information by geography is reported based on the customer’s designated delivery point. International sales in fiscal 2005 decreased 13 percent compared to fiscal 2004. The major factor contributing to this decrease was lower sales of our desktop, mobile and server connectivity products; other important factors contributing to the decrease were lower sales of 10/100 Mbps switching products, as well as a decline in sales to customers in China, Japan, and Hong Kong following H-3C’s assumption of responsibility for sales of products into these territories.

Gross Margin

Gross margin as a percentage of sales improved 1.2 percentage points from 34.8 percent of sales in fiscal 2004 to 36.0 percent of sales in fiscal 2005. Significant components of the improvement in gross margins were as follows:

Outsourced manufacturing and facility closure	2.9%
IT and facilities-related expenses	1.1
Volume-related impacts	(2.3)
Other	(0.5)
Total	1.2%

•

Gross margin benefited compared to fiscal 2004 due to effects associated with our decision to outsource our remaining manufacturing operations in Dublin, Ireland during fiscal 2004. In addition to the absence of impairment and transition costs that were incurred in fiscal 2004 and not in fiscal 2005, these actions also resulted in lower operating costs.

•

We allocate and report both IT and facilities-related expenses as a component of cost of sales and operating expenses. The portion of such expenses allocated to cost of sales decreased in fiscal 2005 due to the outsourcing of our IT operations.

•

Volume-related impacts include higher post-sale technical support costs, manufacturing overhead costs, royalty fees and warranty costs as a percent of sales. These costs did not decline at the same rate as sales since a portion of these costs is not directly variable with sales.

•

In the second quarter of fiscal 2005 we entered into an agreement to contract with Siemens Business Services and enhance our customer service offerings. This agreement resulted in transition costs in fiscal 2005 that were not incurred in fiscal 2004.

Operating Expenses

Operating expenses in fiscal 2005 were $437.8 million, compared to $580.9 million in fiscal 2004, a net decrease of $143.1 million. Included in the net decrease in operating expenses were decreases in restructuring charges of $135.8 million, general and administrative expenses of $14.4 million, sales and marketing expenses of $1.0 million and research and development expenses of approximately $0.6 million. Partially offsetting these decreases were increases in in-process research and development expenses of $6.8 million and amortization and write-down of intangibles of $2.0 million.

As a percent of sales, total operating expenses in fiscal 2005 were 67.2 percent, compared to 83.1 percent in fiscal 2004. In aggregate, sales and marketing, research and development, and general and administrative expenses were 61.1 percent of sales in fiscal 2005, compared to 59.2 percent in fiscal 2004, and decreased $16.0 million in fiscal 2005 compared to fiscal 2004. To a significant degree, these expenses are controllable and discretionary over time, but they are not directly variable with sales levels within a particular period.

The most significant component of the decrease of $16.0 million was a reduction of IT-related expenses. We allocate and report both IT and facilities-related expenses as a component of cost of sales and operating expenses. On an overall basis, total operating expenses in fiscal 2005 reflected a decrease of $15.3 million in IT-related expenses compared to fiscal 2004, largely as a result of employee reductions and asset write-offs associated with our IT outsourcing initiatives during fiscal 2004.

A more detailed discussion of the factors affecting each major component of total operating expenses is provided below.

Sales and Marketing. Sales and marketing expenses in fiscal 2005 decreased $1.0 million compared to fiscal 2004. Sales and marketing expenses as a percent of sales increased to 37.4 percent in fiscal 2005, compared to 35.0 percent in fiscal 2004. The most significant factors in the $1.0 million decrease were reduced IT expenses, as well as reduced workforce-related and facilities-related expenses due to our restructuring initiatives. Largely offsetting these decreases were higher marketing expenses and travel and entertainment expenses.

Research and Development. Research and development expenses in fiscal 2005 decreased $0.6 million compared to fiscal 2004. Research and development expenses as a percent of sales increased to 14.5 percent in fiscal 2005 compared to 13.6 percent in fiscal 2004. The most significant factors in the $0.6 million decrease were reduced IT and facilities-related expenses and reduced workforce expenses as a result of restructuring activities and movement towards lower cost geographies. Partially offsetting these reductions were increased use of third parties for development work, as well as an increase in facilities-related expenses.

General and Administrative. General and administrative expenses in fiscal 2005 decreased $14.4 million, or 19.4 percent, from fiscal 2004. As a percent of sales, general and administrative expenses decreased to 9.2 percent in fiscal 2005 from 10.6 percent in fiscal 2004. The most significant factors in the $14.4 million decrease were reduced workforce-related expenses due to our restructuring initiatives, reduced professional services and legal costs relating to fiscal 2004 non-recurring formation costs associated with H-3C, and reduced IT and facilities-related expenses. Partially offsetting these reductions were lower credits in fiscal 2005 relating to bad debt expense.

Amortization and Write-Down of Intangibles. Amortization and write-down of intangibles were $9.0 million in fiscal 2005 and $7.0 million in fiscal 2004, an increase of $2.0 million. Amortization and write-down of intangibles increased due to $69.9 million of purchased intangibles acquired in the TippingPoint acquisition in fiscal 2005 that are being amortized on a straight-line basis over their estimated useful lives of between two and six years. Partially offsetting this increase was a reduction in impairment charges. In fiscal 2004, we recorded an impairment charge of $1.9 million related to developed and core technology associated with the acquisition of assets from Alteon in fiscal 2001 and $0.4 million related to developed and core technology associated with the fiscal 1999 acquisition of NBX. In fiscal 2005, impairment charges totaled $1.4 million and solely related to the developed and core technology associated with NBX.

In-process research and development. $5.1 million of the total purchase price of TippingPoint has been allocated to in-process research and development and was expensed in the third quarter of fiscal 2005. Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and which have no alternative future use. At the time of acquisition, TippingPoint had multiple in-process research and development efforts under way for certain current and future product lines. We utilized the multi-period excess earnings method to value the in-process research and development. At the time of acquisition, it was estimated that these development efforts would be completed over the next twelve months at an estimated cost of approximately $10 million. Additionally, we incurred $1.7 million of in-process research and development expenses related to technology assets purchased during the first quarter of fiscal 2005.

Restructuring Charges. Restructuring charges were $23.9 million in fiscal 2005 and $159.7 million in fiscal 2004. Restructuring charges in fiscal 2005 were composed primarily of charges for actions taken in fiscal 2005, including severance and outplacement costs of $23.4 million, long-term asset write-downs and other costs of $1.8 million and facilities-related charges of $0.5 million. Restructuring charges for fiscal 2005 were the result of reductions in workforce and continued efforts to consolidate and dispose of excess facilities. Additionally, in fiscal 2005 we recognized a benefit of $1.7 million primarily relating to a reduction in severance and outplacement costs partially offset by additional facilities-related charges for the completion of restructuring activities initiated in fiscal years 2004, 2003, and 2002.

Restructuring charges in fiscal 2004 were composed primarily of charges for actions taken in fiscal 2004, including facilities-related charges of $89.7 million, severance and outplacement costs of $59.2 million, and long-term asset write-downs and other costs of $3.2 million. Facilities-related charges in fiscal 2004 included $47.7 million for an impairment and accelerated depreciation of a Santa Clara facility due to our plan to vacate the facility and move to a smaller Santa Clara facility already owned, offset by a $0.4 million gain on the sale of this vacated facility later in fiscal 2004; $25.1 million for an impairment and accelerated depreciation of our Dublin manufacturing facility; an $11.2 million impairment and $1.4 million loss on sale of certain other Santa Clara properties; a loss of $1.1 million related to the sale of our Rolling Meadows, Illinois facility; charges of $2.7 million related to fair value adjustments of properties classified as held for sale prior to fiscal 2004; and $0.9 million related to estimated lease obligation costs. Restructuring charges for fiscal 2004 were the result of reductions in workforce, outsourcing of our remaining manufacturing operations in Dublin, and efforts to consolidate and dispose of excess facilities. Additionally, in fiscal 2004 we incurred charges of $7.6 million relating to the completion of restructuring activities initiated in fiscal years 2003, 2002, and 2001.

Further actions may be taken if our business activity declines and additional cost reduction efforts are necessary.

Gain (Loss) on Investments, Net

During fiscal 2005, net gains on investments were $1.6 million, reflecting $2.2 million of recognized gains from the sale of an investment in a privately-held company and public traded securities partially offset by a net loss of $0.6 million due to fair value adjustments of investments in limited partnership venture capital funds. In fiscal 2004, net losses on investments were $10.9 million, reflecting $16.1 million of write-downs of long term equity investments partially offset by a gain of $4.3 million recognized upon the sale of an investment in a privately-held company.

Interest and Other Income, Net

Interest and other income, net, was $16.6 million in fiscal 2005, an increase of $0.7 million compared to $15.9 million in fiscal 2004. An increase in interest income accounted for $3.5 million of this increase, primarily attributable to higher interest rates applicable to short-term investments. Partially offsetting this increase was a provision of $2.4 million for unrecoverable value added tax for prior years that was recorded in fiscal 2005 as a result of an unfavorable tax authority ruling.

Income Tax (Provision) Benefit

Our income tax provision was $3.5 million in fiscal 2005, compared to an income tax benefit of $3.1 million in fiscal 2004. Our income tax provision for fiscal 2005 was the result of providing for taxes in certain state and foreign jurisdictions, partially offset by the favorable resolution of an income tax audit in a foreign jurisdiction.  Included in our fiscal 2004 income tax benefit was an $8.5 million benefit of a foreign net operating loss carryback. Offsetting this benefit was a tax provision for tax in certain foreign and domestic state jurisdictions.

Equity Interest in Loss of Unconsolidated Joint Venture

As described more fully above, we account for our investment in H-3C by the equity method. In fiscal 2005, we recorded a charge of $6.9 million representing our share of the net loss from operations incurred by H-3C from April 1, 2004 through March 31, 2005. In fiscal 2004, we recorded a charge of $4.6 million representing our share of the net loss from operations incurred by H-3C from the date of formation through March 31, 2004. In addition, at the time of formation of H-3C, we recorded a charge of $12.6 million representing our ownership share (49 percent) of the value attributed to in-process technology contributed to H-3C by Huawei that had not yet reached technological feasibility and had no alternative future use. In fiscal 2004, our total reported loss related to H-3C was $17.2 million.

Discontinued Operations

Discontinued operations in fiscal 2004 related to our CommWorks division that was sold in the fourth quarter of fiscal 2003. We recorded a loss of $2.4 million in fiscal 2004 due to adjustments to previous estimates of liabilities related to the sale of CommWorks.

Comparison of fiscal 2004 and 2003

Sales

Fiscal 2004 sales totaled $698.9 million, a decrease of 25 percent from fiscal 2003 sales of $932.9 million.

Sales of enterprise networking products in fiscal 2004 were $585.9 million, a decrease of 15 percent from fiscal 2003 sales of $690.2 million. The decrease in sales was driven by a reduction in average selling prices resulting from significant price competition, particularly for our 10/100 Mbps switching products as the industry migrates to Gigabit switching solutions, and by an unfavorable shift in mix towards lower-priced products. Although sales of enterprise networking products declined overall, sales of certain products in targeted high-growth technology areas increased; such products included fixed-configuration Gigabit switches, wireless LAN, and modular switches and routers sourced from H-3C. Increased sales of these products was largely due to higher unit volumes, resulting from both the industry shift towards Gigabit switching solutions mentioned above, as well as enhanced sales and marketing efforts targeting enterprise customers. Enterprise networking products represented 84 percent of total sales in fiscal 2004 compared to 74 percent of total sales in fiscal 2003.

Sales of our desktop, mobile and server connectivity products in fiscal 2004 were $113.0 million, a decrease of 53 percent from fiscal 2003 sales of $242.6 million. The decrease in sales was due largely to lower volumes, with unit shipments decreasing 47 percent compared to fiscal 2003, as well as to lower overall average selling prices. We believe the lower volumes resulted from a continuing shift in technology from traditional network interface card (NIC), personal computer (PC) card, and mini-peripheral component interconnect (Mini-PCI) form factors to PC chipsets with embedded networking technology for which we have lower market share. Additionally, the decline in sales was partially attributable to the recognition in fiscal 2003 of $15.0 million of royalty sales from a paid-up license resulting from settlement of patent litigation with Xircom, Inc. Sales of our desktop, mobile and server connectivity products represented 16 percent of total sales in fiscal 2004 compared to 26 percent of total sales in fiscal 2003.

Sales by geographic region are as follows (in millions):

	Fiscal Year
	2004		2003
Americas	$ 263.4	38%	$ 395.7	42%
Europe, Middle East, and Africa	319.7	46%	383.6	41%
Asia Pacific	115.8	16%	153.6	17%
Total	$ 698.9		$ 932.9

Sales information by geography is reported based on the customer’s designated delivery point. International sales in fiscal 2004 decreased 19 percent compared to fiscal 2003. The major factor contributing to this decrease was lower sales of desktop, mobile and server connectivity products; other important factors contributing to the decrease were lower sales of 10/100 Mbps switching products, as well as a decline in sales to customers in China and Japan following H-3C’s assumption of responsibility for sales of products into these territories.

Gross Margin

Gross margin as a percentage of sales declined 10.4 percentage points from 45.2 percent of sales in fiscal 2003 to 34.8 percent of sales in fiscal 2004. Significant components of the decrease in gross margins were as follows:

Decrease in standard-related margin	(4.6)%
Duty refunds and proceeds from
inventory previously written off	(1.8)
Transition related costs associated with closure of
the Dublin manufacturing facility	(1.0)
Volume-related impacts	(0.9)
Impact of royalty sales	(0.9)
Other	(1.2)
Total	(10.4)%

•

The decrease in standard-related margin was primarily the result of lower average selling prices, and, to a lesser extent, an unfavorable shift in product mix. These unfavorable factors were partially offset by product cost reductions.

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

•	Sales in fiscal 2003 included royalty sales of $15.0 million related to the settlement of litigation with Xircom. This transaction did not have any associated cost of sales.

Operating Expenses

Operating expenses in fiscal 2004 were $580.9 million, compared to $646.4 million in fiscal 2003, a net decrease of $65.5 million. Included in the net decrease in operating expenses were decreases in research and development expenses of approximately $17.9 million, general and administrative expenses of $20.3 million, amortization and write-down of intangibles of $3.3 million, restructuring charges of approximately $25.1 million, and loss on land and facilities of $0.9 million. Partially offsetting these decreases was an increase in sales and marketing expenses of $2.0 million.

As a percent of sales, total operating expenses in fiscal 2004 were 83.1 percent, compared to 69.3 percent in fiscal 2003. In aggregate, sales and marketing, research and development, and general and administrative expenses were 59.2 percent of sales in fiscal 2004, compared to 48.3 percent in fiscal 2003, and decreased a net $36.2 million in fiscal 2004 compared to fiscal 2003.

The most significant component of the decrease of $36.2 million was a reduction of IT-related expenses. We allocate and report both IT and facilities-related expenses as a component of cost of sales and operating expenses. On an overall basis, total operating expenses in fiscal 2004 reflected a decrease of $30.0 million in IT-related expenses compared to fiscal 2003, largely as a result of employee reductions and asset write-offs associated with our IT outsourcing initiatives during fiscal 2003. Partially offsetting the decrease in IT-related expenses was a net increase of $4.6 million in facilities-related expenses. Although our facilities consolidation efforts have resulted in lower gross facilities spending, these savings have been more than offset by a reduction in rental and sublease income received. Such rental and sublease income totaled $8.9 million in fiscal 2004 and $23.8 million in fiscal 2003, and is recorded as an offset to the associated facilities-related expenses.

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

Amortization and Write-down of Intangibles. Amortization and write-down of intangibles were $7.0 million in fiscal 2004 and $10.3 million in fiscal 2003, a decrease of $3.3 million. Amortization and write-down of intangibles decreased due to a lower base of intangible assets as a result of an impairment charge during the first quarter of fiscal 2004, as well as reduced impairment charges. In fiscal 2004, we recorded an impairment charge of $1.9 million related to developed and core technology associated with the acquisition of assets from Alteon in fiscal 2001. Additionally, there were impairment charges of $0.4 million in fiscal 2004 and $3.2 million in fiscal 2003, related to developed and core technology associated with the fiscal 1999 acquisition of NBX.

Restructuring Charges. Restructuring charges were $159.7 million in fiscal 2004 and $184.9 million in fiscal 2003. Restructuring charges in fiscal 2004 were composed primarily of charges for actions taken in fiscal 2004, including facilities-related charges of $89.7 million, severance and outplacement costs of $59.2 million, and long-term asset write-downs and other costs of $3.2 million. Facilities-related charges in fiscal 2004 included $47.7 million for an impairment and accelerated depreciation of a Santa Clara facility due to our plan to vacate the facility and move to a smaller Santa Clara facility already owned, offset by a $0.4 million gain on the sale of this vacated facility later in fiscal 2004; $25.1 million for an impairment and accelerated depreciation of our Dublin manufacturing facility; an $11.2 million impairment and $1.4 million loss on sale of certain other Santa Clara properties; a loss of $1.1 million related to the sale of our Rolling Meadows, Illinois facility; charges of $2.7 million related to fair value adjustments of properties classified as held for sale prior to fiscal 2004; and $0.9 million related to estimated lease obligation costs. Restructuring charges for fiscal 2004 were the result of reductions in workforce, outsourcing of our remaining manufacturing operations in Dublin, and continued efforts to consolidate and dispose of excess facilities. Additionally, in fiscal 2004 we incurred charges of $7.6 million relating to the completion of restructuring activities initiated in fiscal years 2003, 2002 and 2001.

Restructuring charges in fiscal 2003 were composed primarily of charges for actions taken in fiscal 2003 relating to accelerated depreciation and write-downs of facilities of $151.4 million, severance and outplacement costs of $20.5 million, and long-term asset write-downs and other costs of $4.0 million. Facilities charges in fiscal 2003 included $85.4 million for write-downs of facilities located in Rolling Meadows; Santa Clara; Ireland; and the U.K.; accelerated depreciation of $34.3 million on certain Santa Clara facilities; a $29.4 million loss on the sale of our Marlborough, Massachusetts facility; and lease obligation costs of $2.3 million. Restructuring charges in fiscal 2003 were the result of the consolidation of our real estate portfolio, the integration of the support infrastructure of our former Connectivity and Enterprise Networking segments, IT outsourcing efforts, and continued cost reduction actions. Additionally, in fiscal 2003 we incurred charges of $8.9 million relating to the completion of restructuring activities initiated in fiscal years 2002 and 2001.

As of May 31, 2004, the aggregate net realizable value of properties held for sale was $42.1 million, and included properties located in Ireland and the U.K.

Loss on Investments, Net

During fiscal 2004, net losses on investments were $10.9 million, reflecting $16.1 million of write-downs of long term equity investments partially offset by a gain of $4.3 million recognized upon the sale of an investment in a privately-held company. In fiscal 2003, net losses on investments were $36.1 million, including $28.7 million of net losses recognized due to fair value adjustments of investments in limited partnership venture capital funds and write-downs of investments in private companies for other-than-temporary declines in value and $7.4 million of net losses realized on sales of publicly traded equity securities and investments in limited partnership venture capital funds.

Interest and Other Income, Net

Interest and other income, net, was $15.9 million in fiscal 2004, a decrease of $4.3 million compared to $20.2 million in fiscal 2003. A decline in interest income accounted for $14.3 million of this decline, primarily driven by lower interest rates applicable to short-term investments and lower interest income relating to income tax refunds. We collected interest income of $1.4 million in fiscal 2004 and $5.1 million in fiscal 2003, relating to income tax refunds received in those years. Partially offsetting the decrease in interest income was lower interest expense that resulted from the repayment of borrowings, as well as lower charges related to warrants issued to Broadcom Corporation (Broadcom). In fiscal 2003, we recorded a charge of $1.7 million in interest and other income, net, related to a one-year extension of the expiration date for the Broadcom warrants that was agreed to in connection with our settlement of litigation with Broadcom. These warrants expired unexercised in December 2003.

Income Tax (Provision) Benefit

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents and short-term investments as of May 31, 2005 were $844.1 million, a decrease of approximately $539.3 million compared to the balance of $1,383.4 million as of May 31, 2004.

The following table shows the major components of our statements of cash flows for the last three fiscal years:

(in millions)	Years Ended May 31,
	2005	2004	2003
Cash and equivalents, beginning of period	$ 476.3	$ 415.8	$ 679.0
Net cash provided by (used in) operating activities	(135.6)	(175.3)	79.8
Net cash provided by (used in) investing activities	(12.7)	106.6	(220.5)
Net cash provided by (used in) financing activities	(59.4)	128.5	(123.4)
Other	(0.1)	0.7	0.9

Cash and equivalents, end of period	$ 268.5	$ 476.3	$ 415.8

Net cash used in operating activities was $135.6 million for fiscal 2005, primarily reflecting our loss from continuing operations of $195.7 million. We expect that cash flows from operating activities will continue to be negative during fiscal 2006, and possibly longer, primarily due to continuing net losses. There are no assurances that we can reduce our net losses and negative cash flow in the foreseeable future, or that we can raise capital as needed to fund our operations on an ongoing basis. However, based on current business conditions and our current operating and financial plans, but subject to the discussion in Business Environment and Industry Trends below, we believe that our existing cash and equivalents and short-term investments will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months. We expect the aforementioned fiscal 2005 restructuring actions and related charges to result in an improvement to our cash flow from operations of approximately $1 million per quarter during fiscal 2006. This improvement excludes the impact of cash disbursements to be made in settlement of liabilities accrued as of May 31, 2005.

Significant commitments that will require the use of cash in future periods include obligations under lease, contract manufacturing and outsourcing agreements, as shown in the following table (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Operating leases	$ 40.0	$ 20.4	$ 15.8	$ 3.7	$ 0.1
Purchase commitments with
contract manufacturers (1)	81.0	81.0	-	-	-
Outsourcing agreements (2)	138.1	21.0	66.6	43.3	7.2

Total	$ 259.1	$ 122.4	$ 82.4	$ 47.0	$ 7.3

(1) We have entered into purchase agreements with our contract manufacturers. Pursuant to these agreements, if our actual orders and purchases fall below forecasted levels, we may be required to purchase finished goods inventory manufactured to meet our requirements. In addition, we may be required to purchase raw material and work in process inventory on-hand that is unique to our products, and we may be required to compensate the contract manufacturers with respect to their non-cancelable purchase orders for such inventory. The amount shown in the table above represents our estimate of inventory held by contract manufacturers as of May 31, 2005 that we could be required to purchase within the next 12 months. We do not expect any such required purchases to exceed our requirements for inventory to meet expected sales of our products to our customers.

(2) Under our customer service and IT outsourcing agreements, we are subject to service level commitments providing for annual minimum payments that vary depending on the service levels we choose. The amounts shown in the table above represent the amounts that would be payable, based on current service levels, through the expiration of the agreements. However, these agreements may be terminated at any time upon 120 days notice. Our customer service agreement is subject to early termination penalties that decline over time.

Two years after formation of H-3C, we have the one-time option to purchase an additional two percent ownership interest from Huawei for an amount subject to negotiation by Huawei and us, however, the original agreement provides that the amount shall not exceed $28 million. In April 2005, we informed Huawei that we were interested in beginning negotiations concerning our purchase of such additional ownership interest. We are currently in the early stages of negotiating the terms of this transaction with Huawei, including the purchase price, closing date and other material terms. If this purchase is consummated, we will own a majority interest in the joint venture and expect to consolidate H-3C from the date of acquisition. Our purchase of such shares is subject to regulatory approval by the Chinese government, as well as the successful negotiation of the terms of the purchase between us and Huawei. Although we have begun negotiations with Huawei, there can be no assurance that regulatory approval will be granted, that we will be able to negotiate acceptable terms with Huawei, or that the transaction will be consummated at all. Both partners have the right to purchase all of the other partner’s ownership interest through a bid process at any time after the third anniversary of H-3C’s formation.

Net cash used in investing activities was $12.7 million for fiscal 2005, including approximately $354.0 million for the acquisition of TippingPoint and $21.1 million of outflows related to the purchase of property and equipment. These outflows were offset by $51.3 million of net proceeds from the sale of property and equipment, primarily our Dublin and Hemel Hempstead facilities, and $312.8 million of net proceeds related to purchases, sales and maturities of debt and equity securities. We made investments totaling $618.0 million in fiscal 2005 and $904.9 million in fiscal 2004, in municipal and corporate bonds and government agency instruments, as well as investments totaling $0.3 million in fiscal 2005 and $4.0 million in fiscal 2004, in equity securities. Proceeds from maturities and sales of municipal and corporate bonds and government agency instruments were $893.5 million in fiscal 2005 and $1,047.6 million in fiscal 2004, and proceeds from the sales of equity investments totaled $37.6 million in fiscal 2005 and $9.0 million in fiscal 2004.

We selectively make strategic investments in privately held companies and in limited partnership venture capital funds, which in turn invest in privately held companies. These investment activities are entered into with the intention of complementing our business strategies and research and development efforts, and may include a strategic commercial or technology relationship, such as a component supply agreement or technology license arrangement, with these privately held companies. We made strategic investments of $2.7 million in fiscal 2005 and have committed to make additional capital contributions to venture capital funds totaling $6.3 million. We are contractually obligated to provide funding upon calls for capital. The expiration dates for such capital calls are generally five to eight years from the inception of the fund, and the amounts and timing of such calls during that period are at the discretion of the funds’ general partners. We estimate that we will pay approximately $3.2 million over the next 12 months as capital calls are made.

Net cash used in financing activities was $59.4 million for fiscal 2005, which includes repurchases of 15.0 million shares of our common stock at a total cost of $73.5 million during the first quarter of fiscal 2005. These repurchases were made pursuant to the stock repurchase program that was approved by our Board of Directors in March 2003, and that authorized expenditures of up to $100.0 million during a two-year period through March 2005. There were no repurchases during the second, third or fourth quarters of fiscal 2005. On March 23, 2005, our Board of Directors approved a new stock repurchase program providing for expenditures of up to $100.0 million through March 31, 2007. Under the new stock repurchase program, we may repurchase shares of our common stock having an aggregate purchase price of up to $100.0 million in the open market, in privately negotiated transactions with shareholders or using derivate transactions; provided, however, that all repurchases must be pre-approved by the Audit and Finance Committee of the Board of Directors. There is no requirement that we repurchase shares under the program and the program may be discontinued at any time. Additionally, during the third fiscal quarter we repaid the total borrowings of $1.3 million that we assumed in connection with the acquisition of TippingPoint. During November 2004, our revolving line of credit agreement expired according to its terms. During the third fiscal quarter, we entered a new agreement facilitating the issuance of standby letters of credit and bank guarantees required in the normal course of business. As of May 31, 2005, such bank-issued standby letters of credit and guarantees totaled $7.3 million, including $6.5 million relating to potential foreign tax, custom, and duty assessments.

During fiscal 2005, we issued approximately 1.4 million shares of our common stock in connection with our employee stock purchase and option plans with total proceeds from such issuances of $15.4 million. As of May 31, 2005, our outstanding stock options as a percentage of outstanding shares were 16 percent.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For additional information regarding recently issued accounting pronouncements, see Note 2 of Item 8 of this Annual Report on Form 10-K.

BUSINESS ENVIRONMENT AND INDUSTRY TRENDS

Industry trends and specific risks may affect our future business and results.  The matters discussed below could cause our future results to differ from past results or those described in forward-looking statements and could have a material adverse effect on our business, financial condition, results of operations and stock price.

We have incurred significant net losses in recent fiscal periods, including $196 million for fiscal 2005, $349 million for fiscal 2004, and $284 million for fiscal 2003, and we may not be able to return to profitability.

We incurred a net loss of $196 million for fiscal 2005, $349 million for fiscal 2004, and $284 million for fiscal 2003.  Although we are taking steps designed to improve our results of operations, we cannot assure you that we will return to profitability.

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

In fiscal 2004, we began focusing primarily on enterprise networking.  This focus reflects a streamlined management and operating structure encompassing all of our operations.  Our focus on enterprise networking may cause increased risk or volatility associated with decreased diversification of our business.  There will be increased sensitivity to the business risks associated specifically with the enterprise networking market and our ability to execute successfully on our strategies to provide superior solutions for larger and multi-site enterprise environments.  To be successful in the enterprise networking market, we will need to overcome negative perceptions of our company held by decision making officers of large enterprises, who may be skeptical of our long-term commitment to the high-end networking business as a result of our withdrawal from certain portions of that business in fiscal 2000.  Also, expansion of sales to large enterprises may be disruptive in a variety of ways, such as adding larger systems integrators that may raise channel conflict issues with existing distributors, or a perception of diminished focus on the small and medium enterprise market.

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

Although we have implemented cost and expense reductions, if we are unable to achieve our growth objectives, we will need to further reduce costs which may in turn reduce our sales.  If we are not able to effectively reduce our costs and expenses, we may not be able to generate positive net income or cash flow from operations.  If we continue to experience negative cash flow from operations over a prolonged period of time or if we suffer unexpected cash outflows, our liquidity and ability to operate our business effectively could be adversely affected.  For example, our ability to raise financial capital may be hindered due to the possibility of continuing net losses and negative cash flow in the future.  An inability to raise financial capital could limit our operating flexibility.

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

In November 2003, we formed a joint venture for enterprise networking products with Huawei, a leading Chinese communications equipment provider.  We currently have a 49 percent minority interest in H-3C, which is domiciled in Hong Kong and has its principal operations in Hangzhou, China. In April 2005 we notified Huawei of our interest to begin negotiations concerning our option to purchase an additional two percent of the joint venture, following which, we would own 51 percent of the joint venture.  Pursuant to the joint venture agreements, as amended and supplemented in the first quarter of fiscal 2005, we have the right to market and support the H-3C products under the 3Com® brand in all countries except China, Japan, and Hong Kong.  The joint venture sells products sourced internally as well as from 3Com and Huawei under H-3C’s brand as well as the 3Com brand and the Huawei brand directly in China, Japan, and Hong Kong.

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

On January 31, 2005, we completed our acquisition of TippingPoint. In the future, we may pursue additional acquisitions of other companies with established market access and position or promising technology and products to enhance our existing capabilities.

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

There can be no assurances that our acquisition of TippingPoint or other acquisitions that we might pursue will be successful.  If we pursue an acquisition but are not successful in completing it, or if we complete an acquisition but are not successful in integrating the acquired company’s technology, employees, products or operations successfully, our business, financial position or results of operations could be adversely affected.

We expect to utilize strategic relationships and other alliances as key elements in our strategy.  If we are not successful in forming desired ventures and alliances or if such ventures and alliances are not successful, our ability to achieve our growth and profitability goals could be adversely affected.

We have announced alliances with third parties, such as Aspect Communications Corporation, Crossbeam Systems, Inc., Electronic Data Systems Corporation, Trapeze Networks and Siemens Business Services.  Our relationship with Crossbeam Systems, Inc. terminated. These and other alliances that may be created over time cannot be assured of generating growth or profitability. In the future, we expect to evaluate other possible strategic relationships, including joint ventures and other types of alliances, and we may increase our reliance on such strategic relationships to broaden our sales channels, complement internal development of new technologies and enhancement of existing products, and exploit perceived market opportunities.

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

We distribute many of our products through two-tier distribution channels that include distributors, systems integrators and VARs.  A significant portion of our sales is concentrated among a few distributors; our two largest distributors accounted for a combined 34 percent of total sales for fiscal 2005 and a combined 33 percent of total sales for both fiscal 2004 and fiscal 2003.  If either of these distributors reduces its business with us, our sales and overall results of operations could be adversely affected.

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

As Huawei expands its international operations, there will be increasing instances where we compete directly with Huawei in the enterprise networking market.  We expect to be able to compete effectively with Huawei in this market as a result of our strengths in a number of areas including our brand identity, breadth of products and solutions offerings, and professional services capabilities.  We also are free to engineer derivative models of products sourced from H-3C that would not be available to Huawei or other H-3C customers.  However, as a co-owner and OEM customer of H-3C, Huawei will have access to many of H-3C’s products just as we do, thereby enhancing Huawei’s current ability to compete directly with us in markets outside of China, Japan, and Hong Kong.  If this occurs, we could lose a competitive advantage in those markets, which could have a material adverse effect on our sales and overall results of operations.

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

We are subject to the periodic examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities.  We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Many of the contingencies faced by us relate to periods when we were substantially larger. The outcome of these examinations cannot be predicted with certainty and, should unfavorable rulings be made, assessments against us could be significant, and could result in substantial payments by us to the tax authorities.

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

Interest Rate Sensitivity. Our short-term investments consist mainly of fixed-income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by ten percent from levels as of May 31, 2005, the fair value of our short-term investments would decline by an immaterial amount. We currently have the ability and intention to hold our fixed income investments until maturity and, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. If necessary, we may sell short-term investments prior to maturity to implement management strategies and meet our liquidity needs.

We had no long-term debt as of May 31, 2005 or 2004. We do not hedge any interest rate exposures.

Foreign Currency Exchange Risk. Our risk management strategy currently uses forward contracts to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures with gains and losses resulting from the forward contracts that hedge these exposures. We attempt to reduce the impact of foreign currency fluctuations on corporate financial results by hedging existing foreign currency exposures and anticipated foreign currency transactions expected to occur within one month. Anticipated foreign currency transaction exposures with a maturity profile in excess of one month may be selectively hedged. Translation exposures are not hedged.

Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure. A hypothetical ten percent appreciation of the U.S. Dollar from May 31, 2005 market rates would increase the unrealized value of our forward contracts by $2.0 million. Conversely, a hypothetical ten percent depreciation of the U.S. Dollar from May 31, 2005 market rates would decrease the unrealized value of our forward contracts by $2.0 million. The gains or losses on the forward contracts are largely offset by the gains or losses on the underlying transactions and consequently a sudden or significant change in foreign exchange rates would not have a material impact on future net income or cash flows.

Equity Security Price Risk. We hold publicly traded equity securities that are subject to market price volatility. Equity security price fluctuations of plus or minus 50 percent would not have had a material impact on our financial statements as of May 31, 2005.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

All other schedules are omitted, because they are not required, are not applicable, or the information is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of 3Com Corporation

Marlborough, Massachusetts:

We have audited the accompanying consolidated balance sheets of 3Com Corporation and subsidiaries (3Com) as of June 3, 2005 and May 28, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 3, 2005. Our audits also included the consolidated financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of 3Com's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of 3Com at June 3, 2005 and May 28, 2004, and the results of its operations and its cash flows for each of the three years in the period ended June 3, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of June 3, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 5, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

As discussed in Note 2 to the financial statements, in 2003, 3Com changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

August 5, 2005

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended May 31,
	2005	2004	2003
Sales	$ 651,244	$ 698,884	$ 932,866
Cost of sales	416,916	455,813	511,140

Gross profit	234,328	243,071	421,726

Operating expenses:
Sales and marketing	243,700	244,703	242,722
Research and development	94,584	95,195	113,057
General and administrative	59,833	74,245	94,535
Amortization and write-down of intangibles	8,989	7,026	10,287
Restructuring charges	23,922	159,727	184,880
In-process research and development	6,775	-	-
Loss on land and facilities, net	-	-	887

Total operating expenses	437,803	580,896	646,368

Operating (loss)	(203,475)	(337,825)	(224,642)
Gain (loss) on investments, net	1,580	(10,899)	(36,131)
Interest and other income, net	16,621	15,905	20,158

(Loss) from continuing operations before income taxes, equity interests
and cumulative effect of change in accounting principle	(185,274)	(332,819)	(240,615)
Income tax (provision) benefit	(3,490)	3,135	10,522
Equity interest in (loss) of unconsolidated joint venture	(6,922)	(17,179)	-

(Loss) from continuing operations before cumulative
effect of change in accounting principle	(195,686)	(346,863)	(230,093)
Discontinued operations, net of taxes (Note 3)	-	(2,400)	(8,214)

(Loss) before cumulative effect of change in accounting principle	(195,686)	(349,263)	(238,307)
Cumulative effect of change in accounting principle	-	-	(45,447)

Net (loss)	$(195,686)	$(349,263)	$(283,754)

Basic and diluted loss per share:

Continuing operations, before cumulative effect of change in
accounting principle	$ (0.51)	$ (0.91)	$ (0.64)
Discontinued operations	-	(0.01)	(0.02)
Cumulative effect of change in accounting principle	-	-	(0.13)

Net (loss)	$ (0.51)	$ (0.92)	$ (0.79)

Shares used in computing per share amounts:
Basic and diluted	382,309	379,766	360,520

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	May 31,
	2005	2004
ASSETS
Current assets:
Cash and equivalents	$ 268,535	$ 476,274
Short-term investments	575,569	907,082
Accounts receivable, less allowance for doubtful accounts
($15,090 in 2005 and $16,276 in 2004)	61,664	66,372
Inventories	29,311	27,679
Other current assets	42,430	42,270

Total current assets	977,509	1,519,677
Investment in Huawei-3Com joint venture	135,969	142,891
Property and equipment, net	69,535	72,452
Property and equipment held for sale	-	42,147
Goodwill	310,367	899
Intangible assets, net	65,882	5,009
Deposits and other assets	33,705	34,806
Deferred income taxes	-	2,937

Total assets	$ 1,592,967	$ 1,820,818

LIABILITIES AND STOCKHOLDERS’; EQUITY
Current liabilities:
Accounts payable	$ 99,632	$ 80,408
Accrued liabilities and other	209,928	226,161

Total current liabilities	309,560	306,569
Deferred revenue and long-term obligations	8,484	15,135
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized;
none outstanding	-	-
Common stock, $0.01 par value, 990,000 shares authorized;
shares outstanding: 2005—393,377 shares;
2004—392,738 shares	2,302,190	2,262,223
Treasury stock, at cost;
2005—8,135 shares	(39,821)	-
2004— 0 shares
Unamortized stock-based compensation	(14,011)	(2,577)
Retained deficit	(967,952)	(755,244)
Accumulated other comprehensive loss	(5,483)	(5,288)

Total stockholders’ equity	1,274,923	1,499,114

Total liabilities and stockholders’ equity	$ 1,592,967	$ 1,820,818

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

								Accumulated
						Unamortized		Other
	Common Stock		Treasury Stock		Note	Stock-based	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Receivable	Compensation	Earnings	Income (Loss)	Total
Balances, June 1, 2002	365,449	$2,126,583	(7,743)	$ (182,341)	($21,052)	($5,030)	$35,814	($3,769)	$1,950,205
Components of comprehensive income (loss):
Net (loss)							(283,754)		(283,754)
Change in unrealized gain on
available-for-sale securities,
net of tax								(559)	(559)
Accumulated translation adjustments								785	785

Total comprehensive (loss)									(283,528)
Repurchase of common stock			(400)	(1,548)					(1,548)
Common stock issued under stock plans,
net of cancellations	2,347	9,385	8,143	183,889		(362)	(158,041)		34,871
Stock-based compensation expense		336				3,918			4,254
Collection on note receivable for warrants
issued					12,631				12,631
Charge for extension of exercise
period of warrant		1,712							1,712

Balances, May 31, 2003	367,796	2,138,016	-	-	(8,421)	(1,474)	(405,981)	(3,543)	1,718,597
Components of comprehensive income (loss):
Net (loss)							(349,263)		(349,263)
Unrealized loss on available-for-
sale securities, net of tax								(2,612)	(2,612)
Net unrealized gain on derivative
instruments, net of tax								141	141
Accumulated translation adjustments								726	726

Total comprehensive (loss)									(351,008)
Common stock issued under stock plans,
net of cancellations	24,942	122,675				(2,252)			120,423
Stock-based compensation expense		1,532				1,149			2,681
Collection on note receivable for warrants
issued					8,421				8,421

Balances, May 31, 2004	392,738	2,262,223	-	-	-	(2,577)	(755,244)	(5,288)	1,499,114
Components of comprehensive income (loss):
Net (loss)							(195,686)		(195,686)
Unrealized loss on available-for-
sale securities, net of tax								(213)	(213)
Net unrealized gain on derivative
instruments, net of tax								(81)	(81)
Accumulated translation adjustments								99	99

Total comprehensive (loss)									(195,881)
Repurchase of common stock	(36)	(181)	(14,983)	(73,364)					(73,545)
Common stock issued under stock plans,
net of cancellations	675	3,698	6,848	33,543		(4,760)	(17,022)		15,459
Stock-based compensation expense		395				2,446			2,841
Stock issued in connection with acquisition		36,055				(9,120)			26,935

Balances, May 31, 2005	393,377	$2,302,190	(8,135)	$(39,821)	$ -	$(14,011)	$(967,952)	$(5,483)	$1,274,923

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended May 31,
	2005	2004	2003
Cash flows from operating activities:
(Loss) from continuing operations, including cumulative effect of
change in accounting principle	$(195,686)	$ (346,863)	$ (275,540)
Adjustments to reconcile loss from continuing operations, including cumulative effect of change in accounting principle
to net cash provided by (used in) operating activities:
(Loss) from discontinued operations	-	(2,400)	(8,214)
Gain on sale of CommWorks	-	-	(88,947)
Depreciation and amortization	51,852	109,407	159,323
(Gain) loss on disposal of property and equipment	(4,741)	41,034	129,067
Write-down of intangibles	1,404	2,307	73,251
Stock-based compensation expense	2,841	2,681	5,966
(Gain) loss on investments, net	(1,580)	10,899	36,131
Deferred income taxes	3,044	(533)	3,959
In-process research and development	6,775	-	-
Equity interest in (loss) of unconsolidated joint venture	6,922	17,179	-
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	4,708	23,918	56,823
Inventories	(9,629)	(12,999)	19,611
Other assets	748	1,620	22,750
Accounts payable	19,224	(25,175)	(20,320)
Accrued liabilities and other	(21,476)	3,605	(34,078)

Net cash provided by (used in) operating activities	(135,594)	(175,320)	79,782

Cash flows from investing activities:
Purchase of investments	(618,320)	(908,874)	(1,390,353)
Proceeds from maturities and sales of investments	931,122	1,056,597	1,018,439
Purchase of property and equipment	(21,121)	(16,014)	(25,381)
Businesses acquired in purchase transactions, net of cash acquired	(355,686)	-	-
Proceeds from sale of property and equipment	51,300	134,855	81,083
Proceeds from sale of business, net of transaction costs	-	-	95,687
Investment in Huawei-3Com joint venture	-	(160,000)	-

Net cash provided by (used in) investing activities	(12,705)	106,564	(220,525)

Cash flows from financing activities:
Issuance of common stock	15,459	120,423	34,871
Repurchase of common stock	(73,545)	-	(1,548)
Net borrowings (payments) on line of credit	-	-	(70,000)
Repayments of borrowings	(1,308)	-	(97,500)
Repayments of capital lease obligations	-	(346)	(1,826)
Collection of note receivable issued for warrants	-	8,421	12,631
Other, net	-	-	(45)

Net cash provided by (used in) financing activities	(59,394)	128,498	(123,417)

Effect of exchange rate changes on cash and equivalents	(46)	734	903
Increase (decrease) in cash and equivalents	(207,739)	60,476	(263,257)
Cash and equivalents, beginning of period	476,274	415,798	679,055

Cash and equivalents, end of period	$ 268,535	$ 476,274	$ 415,798

Other cash flow information:
Interest paid	$ 528	$ 1,143	$ 4,492
Income tax refunds received, net	10,402	5,696	21,778
Inventory transferred to property and equipment	7,996	12,388	8,735

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Description of Business

We were incorporated in California on June 4, 1979 and reincorporated in Delaware on June 12, 1997. A pioneer in the computer networking industry, we provide secure, converged networking solutions, as well as maintenance and support services, for enterprises and public sector organizations of all sizes. Headquartered in Marlborough, Massachusetts, we have worldwide operations, including sales, marketing, research and development, and customer service and support capabilities.

Note 2: Significant Accounting Policies

Fiscal year

Our fiscal year ends on the Friday closest to May 31. Fiscal 2005 consisted of 53 weeks and ended on June 3, 2005. Fiscal years 2004 and 2003 each consisted of 52 weeks and fiscal 2004 ended on May 28, 2004 and fiscal 2003 ended on May 30, 2003. For convenience, the consolidated financial statements have been shown as ending on the last day of the calendar month.

Use of estimates in the preparation of consolidated financial statements

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales, costs and expenses during the reporting periods. Such management assumptions and estimates include allowances for doubtful accounts receivable, product returns, rebates and price protection; provisions for inventory to reflect net realizable value; estimates of fair value for investments in privately held companies, goodwill and other intangible assets, and properties held for sale; valuation allowances against deferred income tax assets; and accruals for severance costs, compensation, product warranty, other liabilities, income taxes, among others. Actual results could differ from those estimates.

Basis of presentation

The consolidated financial statements include the accounts of 3Com and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. As discussed in Note 6, we account for our investment in the Huawei-3Com joint venture by the equity method.

Discontinued operations

The financial information related to the CommWorks division that was sold during fiscal 2003 is reported as discontinued operations for all periods presented, as discussed in Note 3.

Cash equivalents

Cash equivalents consist of highly liquid investments in debt securities with original maturities of three months or less.

Short-term investments

Short-term investments primarily consist of investments in debt securities acquired with maturities exceeding three months but less than three years. Our intent is to hold our investments in debt securities to maturity. However, consistent with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” all investments in debt securities and all investments in equity securities that have readily determinable fair values have been classified as available-for-sale, since the sale of such investments may be required prior to maturity to implement management strategies. In addition, short-term investments include auction rate securities, which are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Our short-term investments are reported at fair value, with unrealized gains or losses excluded from earnings and included in other comprehensive income (loss), net of applicable taxes. Short-term investments are evaluated quarterly for other than temporary declines in fair value, which are reported in earnings. The cost of investments sold is based on the specific identification method.

Non-marketable equity securities and other investments

Non-marketable equity securities and other investments consist primarily of direct investments in private companies and investments in limited partnership venture capital funds. Non-marketable equity securities and other investments are accounted for at historical cost or, if we had significant influence over the investee, by the equity method. Cost basis investments are evaluated quarterly for other than temporary declines in fair value, which are reported in earnings. Investments accounted for by the equity method include investments in limited partnership venture capital funds. The net income or loss of limited partnership venture capital funds, and the fair values of the funds, are obtained from the funds’ most recently issued financial statements. We record our proportionate share of the net income or loss of the funds, and adjustments reflecting changes in the fair values of the funds, in loss on investments, net. Net investment gains and losses recorded as a result of sales of our investments in the limited partnership venture capital funds are based on the difference between the net sales proceeds and the carrying value of the investment at the time of sale. Generally, in connection with such sales and with the approval of the applicable fund’s general partners, we are released from all obligations with respect to future capital calls associated with the investment sold.

Concentration of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and equivalents, short-term investments and accounts receivable. For our short-term investments, we maintain a minimum weighted average credit quality of AA and invest in instruments with an investment credit rating of A- and better; also, by policy, we limit the amount of credit exposure from any one institution or issuer. We place our investments for safekeeping with a high-credit-quality financial institution.

Inventories

Inventories are stated at the lower of standard cost, which approximates cost, or net realizable value.

Property and equipment

Property and equipment is stated at cost, with the exception of assets classified as held for sale, which are stated at the lower of cost or net realizable value. Equipment under capital leases is stated at the lower of fair market value or the present value of the minimum lease payments at the inception of the lease. We capitalize eligible costs related to the application development phase of software developed internally or obtained for internal use. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets, which range from two to five years; the amounts charged to amortization expense were $1.0 million in fiscal 2005, $1.1 million in fiscal 2004, and $9.7 million in fiscal 2003.

Long-lived assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Depreciation and amortization

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of property and equipment are generally 2-15 years, except for buildings for which the useful lives are 25-40 years. Depreciation and amortization of leasehold improvements are computed using the shorter of the remaining lease terms or estimated useful life.

Goodwill and Purchased Intangible Assets

SFAS No. 142, "Goodwill and Other Intangible Assets", requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. We test our goodwill for impairment annually during our third fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. Based on the impairment tests performed, there was no impairment of goodwill in fiscal 2005 or 2004. In fiscal 2003, our adoption of SFAS No. 142 resulted in a write-off of goodwill that arose from acquisitions related to CommWorks’ operations, resulting in a charge totaling $65.6 million in fiscal 2003; of this amount, $45.4 million was reported as the cumulative effect of a change in accounting principle and $20.2 million was reported in discontinued operations. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to seven years.

Revenue recognition

We recognize product revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and Staff Accounting Bulletin No. 104, “Revenue Recognition.” Specifically, product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and risk of loss has passed to the customer, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where the customer specifies final acceptance of the product or service, revenue and related costs are deferred until all acceptance criteria have been met. For sales of products that contain software that is marketed separately, we apply the provisions of AICPA Statement of Position 97-2 “Software Revenue Recognition,” as amended.

Certain of our sales are made to distributors and resellers through a two-tier distribution channel. Revenue related to such sales is reduced for allowances for product returns, price protection, rebates and other offerings established in our sales agreements. We allow for product return rights that are generally limited to a percentage of sales over a one to three month period.

Sales of services, including professional services, system integration, project management, and training, are recognized upon delivery and completion of performance. Other service revenue, such as that related to maintenance and support contracts, is recognized ratably over the contract term, provided that all other revenue recognition criteria have been met. Royalty revenue is generally recognized when we receive payment.

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

Product Warranty

We provide limited warranty on our products for periods ranging from 90 days to the lifetime of the product, depending upon the product. The warranty generally includes parts, labor and service center support. We estimate the costs that may be incurred under our warranty obligations and record a liability in the amount of such costs at the time sales are recognized. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

Advertising

Costs associated with cooperative advertising programs are estimated and expensed at the time the related sales are recognized. All other advertising costs are expensed as incurred.

Restructuring Charges

In recent fiscal years, we have undertaken several initiatives involving significant changes in our business strategy and cost structure. In connection with these initiatives, we have recorded significant restructuring charges, as more fully described in Note 5. Generally, costs associated with an exit or disposal activity are recognized when the liability is incurred. Costs related to employee separation arrangements requiring future service beyond a specified minimum retention period are recognized over the service period.

Foreign currency remeasurement and translation

Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs, however, the majority of sales transactions are denominated in U.S. dollars. For foreign operations with the local currency as the functional currency, local currency denominated assets and liabilities are translated at the year-end exchange rates, and sales, costs and expenses are translated at the average exchange rates during the year. Gains or losses resulting from foreign currency translation are included as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets. For foreign operations with the U.S. dollar as the functional currency, foreign currency denominated assets and liabilities are remeasured at the year-end exchange rates except for inventories, property and equipment, goodwill and intangible assets and elements of stockholders’ equity, which are remeasured at historical exchange rates. Foreign currency denominated sales, costs and expenses are recorded at the average exchange rates during the year, except for costs and expenses related to items such as inventories and property and equipment, which are remeasured using historical exchange rates. Gains or losses resulting from foreign currency remeasurement are included in interest and other income, net, in the consolidated statements of operations.

Our risk management strategy currently uses forward contracts to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures with gains and losses resulting from the forward contracts that hedge these exposures. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, these contracts are recorded at fair value, and fair value changes are expensed in the current period in interest and other income, net. In addition, we enter into foreign exchange forward contracts to hedge exposures related to anticipated foreign currency cash flows. These contracts, designated as cash flow hedges, also are recorded at fair value. The gain or loss from the effective portion of the hedge is reported in the consolidated statement of operations in the same period or periods and manner as the hedged transaction. The gain or loss from the ineffective portion of the hedge is recognized in interest and other income, net, during the period of change. We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.

Interest and other income, net included net foreign currency losses of $1.5 million in fiscal 2005, $0.9 million in fiscal 2004, and zero in fiscal 2003.

Comprehensive income (loss)

We account for comprehensive income (loss) in accordance with the provisions of SFAS No.130, “Reporting Comprehensive Income.” SFAS No. 130 is a financial statement presentation standard that requires us to disclose non-owner changes included in equity but not included in net income or loss. Comprehensive loss presented in the financial statements consists of foreign currency translation and unrealized gains (losses) on available-for-sale securities.

An analysis of accumulated other comprehensive income (loss) follows (in thousands):

	Unrealized Gain (Loss)	Accumulated Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of June 1, 2002	$ 923	$(4,692)	$(3,769)
Change in period	(559)	785	226

Balance as of May 31, 2003	364	(3,907)	(3,543)
Change in period	(2,471)	726	(1,745)

Balance as of May 31, 2004	(2,107)	(3,181)	(5,288)
Change in period	(294)	99	(195)

Balance as of May 31, 2005	$(2,401)	$(3,082)	$(5,483)

Stock-based compensation

We account for our employee stock option grants and employee stock purchase plan by the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” as described more fully in Note 14. The following table illustrates the pro forma effect on our reported net loss and net loss per share of applying the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation (in thousands, except per share amounts):

	Years Ended May 31,
	2005	2004	2003
Net (loss) as reported	$(195,686)	$(349,263)	$(283,754)
Add stock-based compensation included in
reported net loss, net of tax	2,841	2,681	4,254
Deduct total stock-based compensation determined by the fair value-based method, net of tax	(16,203)	(19,041)	(25,235)

Pro forma net (loss)	$(209,048)	$(365,623)	$(304,735)

Net (loss) per share:
As reported basic and diluted	$(0.51)	$(0.92)	$(0.79)
Pro forma basic and diluted	(0.55)	(0.96)	(0.85)

For purposes of this pro forma disclosure, the estimated fair value of an option is amortized to expense over the vesting period.

Net loss per share

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of employee stock options, and restricted stock, and are excluded from the diluted earnings per share computation in periods where net losses were incurred.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation. We concluded that it was appropriate to classify auction rate securities, which are securities with longer stated maturities, but have interest rates that reset similar to short-term securities, as short-term investments. Previously, such investments had been classified as cash and equivalents. Corresponding adjustments have been made to our Consolidated Statement of Cash Flows and to our Consolidated Balance Sheet. These reclassifications were not material to the financial statements and had no impact on working capital, results of operations or cash flows from operating activities.

Recently issued accounting pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment” (SFAS No. 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS No. 123R was initially effective as of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the SEC issued a rule amending the compliance date which allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we will implement SFAS No. 123R in the reporting period starting June 1, 2006. Retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. We are currently evaluating the impact of SFAS No. 123R on our financial position and results of operations. See above for information related to the pro forma effects on our reported net loss and net loss per share of applying the fair value recognition provisions of the previous SFAS No. 123 to stock-based employee compensation.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - An Interpretation of SFAS No. 143.” This interpretation provides additional guidance as to when companies should record the fair value of a liability for a conditional asset retirement obligation when there is uncertainty about the timing and (or) method of settlement of the obligation. We do not believe the adoption of FASB Interpretation No. 47 will have a material impact on our financial statements.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. We do not believe the adoption of SFAS No. 154 will have a material impact on our financial statements.

Note 3: Discontinued Operations

On March 4, 2003, we entered into an agreement to sell selected assets and liabilities of our CommWorks division to UTStarcom, Inc. in exchange for $100.0 million in cash, subject to certain closing adjustments. On May 23, 2003, we completed the sale pursuant to the terms of the agreement. As a result, we reported the CommWorks division as a discontinued operation beginning in the fourth quarter of fiscal 2003 and all prior periods are presented as discontinued operations on a comparative basis. There were no material assets or liabilities outstanding related to discontinued operations as of the balance sheet dates presented. The sale of the CommWorks division generated net cash proceeds of approximately $95.7 million, including transaction costs of $4.3 million.

Following is a breakdown of amounts related to the CommWorks division included in the caption “Discontinued operations” in the consolidated statements of operations (in thousands):

	Years Ended May 31,
	2005	2004	2003
(Loss) from operations (net of tax benefit of $1,521 in 2003)	$-	$(2,400)	$(80,022)
Gain on sale (net of tax provision of $17,139 in 2003)	-	-	71,808

Total	$-	$(2,400)	$(8,214)

The loss from operations in fiscal 2004 resulted from adjustments to previous estimates of liabilities related to the sale of the CommWorks division. The loss from operations in fiscal 2003 reflected sales of $112.7 million and restructuring charges specific to the CommWorks division of $17.8 million. Restructuring charges in fiscal 2003 consisted primarily of severance and outplacement costs. Additionally, as discussed in Note 2, the adoption of SFAS No. 142 resulted in a write-off of goodwill that arose from acquisitions related to CommWorks’ operations, resulting in a charge of $20.2 million that was recorded in loss from discontinued operations in fiscal 2003.

Note 4: Acquisition

On January 31, 2005, we completed our acquisition of 100 percent of the outstanding common shares of TippingPoint Technologies, Inc. for consideration of $430.0 million, subject to adjustment. This amount excludes the cost of integration, as well as other costs related to the transaction. TippingPoint is a provider of networked-based intrusion prevention systems. The acquisition enabled us to expand our portfolio of secure, converged voice and data networking solutions.

The TippingPoint acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are included in the consolidated balance sheet as of May 31, 2005. The operating results of TippingPoint are included in the consolidated financial statements since the date of acquisition.

The preliminary purchase price is shown below (in millions):

Cash paid for common stock	$ 389.5
Fair value of outstanding stock options assumed	36.1
Acquisition direct costs	4.4

Total purchase price	$ 430.0

In accordance with SFAS No. 141, “Business Combinations,” the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed, including in-process research and development, based on their estimated fair values, and deferred stock compensation was recorded based on intrinsic value in accordance with Emerging Issues Task Force No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” The excess purchase price over those values is recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, and other information compiled by management, including valuations that utilize established valuation techniques appropriate for the high technology industry. Goodwill recorded as a result of this acquisition is not deductible for tax purposes. In accordance with SFAS No. 142, goodwill is not amortized but will be reviewed at least annually for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective estimated useful lives. The total preliminary purchase price has been allocated as follows (in millions):

Cash and equivalents	$ 35.4
Accounts receivable	8.2
Inventory	5.2
Property and equipment	2.1
Other assets	1.1
Amortizable intangible assets:
Existing technology	39.1
Maintenance agreements	19.0
Other	11.8

Total amortizable intangible assets	69.9

In-process research and development	5.1
Accounts payable	(4.2)
Deferred revenue	(2.6)
Debt	(1.5)
Other current liabilities	(7.6)
Deferred compensation on unvested stock options	9.4
Goodwill	309.5

Total purchase price allocation	$ 430.0

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

In-process research and development (IPR&D) represents incomplete TippingPoint research and development projects that had not reached technological feasibility and had no alternative future use as of the acquisition date. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirements. At the time of acquisition, TippingPoint had multiple IPR&D efforts under way for certain current and future product lines. The value assigned to IPR&D was determined by considering the importance of each project to our overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects. Purchased IPR&D relates primarily to projects associated with the TippingPoint UnityOne products and Software Management System product, which had not yet reached technological feasibility as of the acquisition date and have no alternative future use. We utilized the multi-period excess earnings method to value the IPR&D, using a rate of 20 percent. At the time of acquisition, it was estimated that these development efforts would be completed over the next twelve months at an estimated cost of approximately $10 million.

The following pro forma financial information presents the combined results of operations of 3Com and TippingPoint as if the acquisition had occurred as of the beginning of the periods presented below. Adjustments, which reflect the amortization of purchased intangible assets and deferred stock compensation, charges to cost of sales for inventory write-ups, and in-process research and development, have been made to the combined results of operations for fiscal years 2005 and 2004. The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations or financial condition that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of our future consolidated results of operations or financial condition.

Fiscal Year
(in millions, except per share amounts)	2005	2004

Net sales	$675.8	$707.4
Net (loss)	(228.3)	(387.7)
Basic and diluted loss per share	(0.60)	(1.02)

Note 5: Restructuring Charges

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

In fiscal 2001, we began a broad restructuring of our business to enhance the focus and cost effectiveness of our business units in serving their respective markets. These restructuring efforts continued through fiscal 2002. We took the following specific actions in fiscal 2001 and 2002 (the “Fiscal 2001 and 2002 Actions”):

•	organized around independent businesses that utilized shared central services;
•	exited product lines;
•	outsourced the manufacturing of certain high volume desktop, mobile and server connectivity products in a contract manufacturing arrangement;
•	implemented a reduction in workforce; and
•	consolidated our real estate facilities and made plans to sell excess facilities.

As a result of further sales declines and net losses, we took the following restructuring actions in fiscal 2003 (the “Fiscal 2003 Actions”):

•	announced the integration of the support infrastructure of two of our business units to leverage a common infrastructure in order to drive additional costs out of the business;
•	entered into an agreement to outsource certain information technology (IT) functions;
•	reduced our workforce; and
•	continued efforts to consolidate and dispose of excess facilities.

In response to continuing sale declines and net losses, we took additional measures to reduce costs in fiscal 2004 (the “Fiscal 2004 Actions”). These actions included:

•	reductions in workforce;
•	outsourcing of our remaining manufacturing operations in Dublin, Ireland; and
•	continued efforts to consolidate and dispose of excess facilities.

During fiscal 2005 (the “Fiscal 2005 Actions”), we took the following additional measures to reduce costs:

•	reductions in workforce; and
•	continued efforts to consolidate and dispose of excess facilities.

Restructuring charges related to these various initiatives were $23.9 million in fiscal 2005, $159.7 million in fiscal 2004, and $184.9 million in fiscal 2003. Such charges were net of credits of $7.6 million in fiscal 2005, $8.0 million in fiscal 2004, and $2.8 million in fiscal 2003, related primarily to revisions of previous estimates of employee separation expenses, lease obligation costs and values on held for sale properties.

Accrued liabilities associated with restructuring charges are included in the caption “Accrued liabilities and other” in the accompanying consolidated balance sheets. These liabilities are classified as current because we expect to satisfy such liabilities in cash within the next 12 months.

Fiscal 2005 Actions

Activity and liability balances related to the fiscal 2005 restructuring actions are as follows (in thousands):

	Employee Separation Expense	Long-term Asset Write-downs	Facilities- related Charges	Other Restructuring Costs	Total
Balance as of June 1, 2004	$ -	$ -	$ -	$ -	$ -
Provisions	23,391	1,021	468	768	25,648
Payments and non-cash charges	(15,186)	(766)	(80)	(755)	(16,787)

Balance as of May 31, 2005	$ 8,205	$ 255	$ 388	$ 13	$ 8,861

Employee separation expenses include severance pay, outplacement services, medical and other related benefits. The reduction in workforce affected employees involved in research and development, sales and marketing, customer support, general and administrative, and manufacturing functions. Through May 31, 2005, the total reduction in workforce associated with actions initiated during fiscal 2005 included approximately 300 employees who had been separated or were currently in the separation process and approximately 100 additional employees who had been notified but had not yet worked their last day. Also, through May 31, 2005, total separation payments associated with actions initiated during fiscal 2005 were approximately $15.0 million.

Long-term asset write-downs were associated with assets that no longer support our continuing operations. The provision of $1.0 million was related to capitalized software licenses with no future benefit ($0.5 million) and leasehold improvements in vacated facilities ($0.5 million).

Facilities-related charges included write-downs and accelerated depreciation of properties, including properties that were classified as held for sale prior to fiscal 2005, as well as expenses related to lease obligations. In fiscal 2005, we recorded $0.5 million in facilities-related charges related to estimated lease obligation costs.

Other restructuring costs of $0.8 million included payments to suppliers and contract termination fees.

We expect to complete any remaining activities related to restructuring actions initiated in fiscal 2005 during fiscal 2006.

Fiscal 2004 Actions

Activity and liability balances related to the fiscal 2004 restructuring actions are as follows (in thousands):

	Employee Separation Expense	Long-term Asset Write-downs	Facilities- related Charges	Other Restructuring Costs	Total
Balance as of June 1, 2003	$ -	$ -	$ -	$ -	$ -
Provisions	59,170	2,052	89,702	1,165	152,089
Payments and non-cash charges	(53,641)	(2,052)	(89,172)	(1,165)	(146,030)

Balance as of May 31, 2004	5,529	-	530	-	6,059
Provisions (benefits)	(2,829)	12	(1,956)	278	(4,495)
Payments and non-cash charges	(2,700)	(12)	2,419	(278)	(571)

Balance as of May 31, 2005	$ -	$ -	$ 993	$ -	$ 993

The reduction in workforce affected employees involved in sales and marketing, customer support, manufacturing, research and development, and general and administrative functions. During fiscal 2005, we recorded a net benefit related to revisions of previous estimates of employee separation expenses.

Long-term asset write-downs were associated with assets that no longer support our continuing operations. The provision of $2.1 million was related to capitalized software licenses with no future benefit ($0.7 million) and leasehold improvements in vacated facilities ($1.5 million).

Facilities-related charges included write-downs and accelerated depreciation of properties, including properties that were classified as held for sale prior to fiscal 2004, as well as expenses related to lease obligations. In fiscal 2004, we recorded $89.7 million in facilities-related charges, including $47.7 million for impairment and accelerated depreciation of a Santa Clara, California facility due to our plan to vacate the facility and move to a smaller Santa Clara facility already owned, offset by a $0.4 million gain on the sale of this vacated facility later in fiscal 2004; $25.1 million for impairment and accelerated depreciation of the Dublin manufacturing facility; $11.2 million for write-down and $1.4 million for loss on the sale of certain other Santa Clara properties; $2.7 million related to fair value adjustments of properties classified as held for sale prior to fiscal 2004; $1.1 million for loss on the sale of the Rolling Meadows, Illinois facility; and $0.9 million related to estimated lease obligation costs. In fiscal 2005, we recorded a net benefit of $2.0 million in facilities-related charges, including $2.6 million related to fair value adjustments and $0.4 million for gain on the sale of Dublin properties; and $0.6 million related to estimated lease obligation costs.

Other restructuring costs of $1.4 million included payments to suppliers and contract termination fees.

We expect to complete any remaining activities related to restructuring actions initiated in fiscal 2004 during fiscal 2006.

Fiscal 2003 Actions

Activity and liability balances related to the fiscal 2003 restructuring actions are as follows (in thousands):

	Employee Separation Expense	Long-term Asset Write-downs	Facilities- related Charges	Other Restructuring Costs	Total
Balance as of June 1, 2002	$ -	$ -	$ -	$ -	$ -
Provisions	20,531	3,566	151,385	475	175,957
Payments and non-cash charges	(16,014)	(3,566)	(149,044)	(475)	(169,099)

Balance as of May 31, 2003	4,517	-	2,341	-	6,858
Provisions (benefits)	(39)	-	1,681	-	1,642
Payments and non-cash charges	(4,478)	-	(1,456)	-	(5,934)

Balance as of May 31, 2004	-	-	2,566	-	2,566
Provisions	-	-	1,194	-	1,194
Payments and non-cash charges	-	-	(1,573)	-	(1,573)

Balance as of May 31, 2005	$ -	$ -	$ 2,187	$ -	$ 2,187

The reduction in workforce affected employees involved in sales, customer support, product development, and general and administrative positions.

Long-term asset write-downs were associated with assets that no longer support our continuing operations. The provision of $3.6 million was primarily related to disposal of computer equipment in connection with the outsourcing of certain IT operations ($1.9 million) and leasehold improvements in vacated facilities ($1.3 million).

Facilities-related charges included accelerated depreciation of buildings, write-downs of land and buildings held for sale, a loss on the sale of a facility, and lease obligations. In fiscal 2003, we recorded a charge of $151.4 million relating to these items, consisting of $85.4 million for write-downs of facilities located in Rolling Meadows, Santa Clara, Ireland, and the U.K.; accelerated depreciation of $34.3 million on certain Santa Clara facilities; a $29.4 million loss on the sale of our Marlborough, facility; and lease obligations costs of $2.3 million. Included in the $85.4 million of write-downs of facilities are charges related to assets classified as held for sale during fiscal 2003, and additional write-downs on assets that were classified as held for sale as of May 31, 2002 as a result of further deterioration in the real estate market during fiscal 2003. We recorded charges of $1.2 million in fiscal 2005 and $1.7 million in fiscal 2004, primarily related to lease obligations for vacated facilities in Salt Lake City, Utah.

We expect to complete any remaining activities related to restructuring actions initiated in fiscal 2003 during fiscal 2006.

Fiscal 2001 and 2002 Actions

Activity and liability balances related to the fiscal 2001 and fiscal 2002 restructuring actions are as follows (in thousands):

	Employee Separation Expense	Long-term Asset Write-downs	Facilities- related Charges	Other Restructuring Costs	Total
Balance as of June 1, 2001	$ 39,902	$ -	$ -	$ 1,782	$ 41,684
Provisions	43,356	13,636	47,824	4,379	109,195
Payments and non-cash charges	(78,305)	(13,636)	(42,470)	(2,714)	(137,125)

Balance as of May 31, 2002	4,953	-	5,354	3,447	13,754
Provisions (benefits)	(337)	3,064	6,196	-	8,923
Payments and non-cash charges	(4,616)	(3,064)	(5,170)	(2,216)	(15,066)

Balance as of May 31, 2003	-	-	6,380	1,231	7,611
Provisions	-	1,317	4,662	17	5,996
Payments and non-cash charges	-	(1,317)	(4,319)	(1,166)	(6,802)

Balance as of May 31, 2004	-	-	6,723	82	6,805
Provisions	-	-	1,575	-	1,575
Payments and non-cash charges	-	-	(2,737)	(77)	(2,814)

Balance as of May 31, 2005	$ -	$ -	$ 5,561	$ 5	$ 5,566

The reduction in workforce affected employees involved in sales, customer support, product development, and general and administrative functions.

Long-term asset write-downs were associated with assets that no longer support our continuing operations. We recorded $1.3 million in fiscal 2004 and $3.1 million in fiscal 2003, primarily for manufacturing and engineering equipment sold at a price below our original estimates.

Facilities-related charges included accelerated depreciation of buildings, write-downs of land and buildings held for sale, losses on sales of facilities, and lease obligations. We recorded charges of $1.6 million in fiscal 2005, $4.7 million in fiscal 2004, and $6.2 million in fiscal 2003, related to lease obligations for vacated facilities.

Other restructuring costs included payments to suppliers and contract termination fees.

We expect to complete any remaining actions related to restructuring actions initiated in fiscal 2001 and 2002 during fiscal 2006.

Note 6: Investment in Unconsolidated Joint Venture

On November 17, 2003, we formed the Huawei-3Com joint venture (H-3C) with a subsidiary of Huawei Technologies, Ltd. (Huawei). H-3C is domiciled in Hong Kong, and has its principal operating center in Hangzhou, China.

At the time of formation, we contributed cash of $160.0 million, assets related to our operations in China and Japan, and licenses related to certain intellectual property in exchange for a 49 percent ownership interest. We recorded our initial investment in H-3C at $160.1 million, reflecting our carrying value for the cash and assets contributed. Huawei contributed its enterprise networking business assets - including Local Area Network (LAN) switches and routers; engineering, sales, marketing resources and personnel; and licenses to its related intellectual property - in exchange for a 51 percent ownership interest. Huawei’s contributed assets were valued at $178.2 million at the time of formation. Two years after formation of H-3C, we have the one-time option to purchase an additional two percent ownership interest from Huawei for an amount subject to negotiation by Huawei and us, however, the original agreement provides that the amount shall not exceed $28 million. In April 2005, we informed Huawei that we were interested in beginning negotiations concerning our purchase of such additional ownership interest. We are currently in the early stages of negotiating the terms of this transaction with Huawei, including the purchase price, closing date and other material terms. If this purchase is consummated, we will own a majority interest in the joint venture and expect to consolidate H-3C from the date of acquisition. Our purchase of such shares is subject to regulatory approval by the Chinese government, as well as the successful negotiation of the terms of the purchase between us and Huawei. Although we have begun negotiations with Huawei, there can be no assurance that regulatory approval will be granted, that we will be able to negotiate acceptable terms with Huawei, or that the transaction will be consummated at all. Both partners have the right to purchase all of the other partner’s ownership interest through a bid process at any time after the third anniversary of H-3C’s formation.

We account for our investment by the equity method. Under this method, we record our proportionate share of H-3C’s net income or loss based on the most recently available quarterly financial statements. Since H-3C follows a calendar year basis of reporting, we reported our equity in H-3C’s net loss for H-3C’s fiscal period from April 1, 2004 through March 31, 2005 and the date of formation (November 17, 2003) through March 31, 2004 in our results of operations for fiscal 2005 and 2004. Prospectively, we will continue to report our equity in H-3C’s net income or loss based on H-3C’s most recent financial statements, two months in arrears.

Summarized information from the balance sheet and statement of operations for H-3C as of and for the period ended March 31, 2005, and as of March 31, 2004 and for the period from the date of its formation on November 17, 2003 through March 31, 2004 were as follows (in thousands):

Balance Sheet:

	March 31,	March 31,
	2005	2004
Current assets	$259,369	$242,904
Non-current assets	149,571	208,471
Current liabilities	109,097	86,825
Non-current liabilities	8,866	8,866

Statement of Operations:

Sales	$297,977	$61,508
Gross profit	120,498	23,182
Loss from operations	17,064	34,517
Net loss	14,125	34,086

In determining our share of the net loss of H-3C certain adjustments are made to H-3C’s reported results. These adjustments are made primarily to recognize the value and the related amortization expense associated with Huawei’s contributed assets, as well as to defer H-3C’s sales and gross profit on sales of products sold to us that remained in our inventory at the end of the accounting period. We recorded a loss of $6.9 million in fiscal 2005 and $4.6 million in fiscal 2004 as our share of H-3C’s net loss for H-3C’s fiscal period from April 1, 2004 through March 31, 2005 and the date of formation through March 31, 2004; this loss is included in our results of operations under the caption “Equity interest in loss of unconsolidated joint venture.”

3Com and H-3C are parties to agreements for the sale of certain products between the two companies. During fiscal 2005, we recorded sales to H-3C of approximately $13.2 million and made purchases of approximately $26.9 million. During fiscal 2004, we recorded sales to H-3C of approximately $6.4 million and made purchases of approximately $9.7 million. As of May 31, 2005, we had deferred approximately $0.1 million of sales made to H-3C that had not yet been shipped to H-3C’s end customer. In addition, we had trade receivables of $1.2 million as of May 31, 2005 and $2.1 million as of May 31, 2004 and payables of $5.7 million as of May 31, 2005 and $2.7 million as of May 31, 2004 with H-3C, which are included in the captions “Accounts receivable” and “Accounts payable” in the accompanying consolidated balance sheet. Also, as of May 31, 2004, we had an additional receivable from H-3C of approximately $0.7 million related to amounts due in reimbursement of costs paid on H-3C’s behalf; this receivable is included in the caption “Other current assets” in the accompanying consolidated balance sheet.

Note 7: Investments

Available-for-sale securities consist of (in thousands):

	May 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State and municipal securities	$ 41,280	$ -	$ (58)	$ 41,222
U.S. Government and agency securities	171,420	6	(573)	170,853
Corporate debt securities	364,764	38	(1,308)	363,494

Short-term investments	577,464	44	(1,939)	575,569
Publicly traded corporate equity securities	122	12	(2)	132

Total	$ 577,586	$ 56	$ (1,941)	$ 575,701

	May 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State and municipal securities	$ 47,747	$ -	$ (278)	$ 47,469
U.S. Government and agency securities	245,905	6	(436)	245,475
Corporate debt securities	615,358	11	(1,231)	614,138

Short-term investments	909,010	17	(1,945)	907,082
Publicly traded corporate equity securities	213	202	(6)	409

Total	$ 909,223	$ 219	$ (1,951)	$ 807,941

The total cost and carrying value of corporate equity securities consist of (in thousands):

	May 31, 2005
	Initial Cost	Carrying Value
Investments in limited partnership venture capital funds	$ 23,441	$ 13,886
Direct investments in private companies	12,262	91

Total private equity investments	$ 35,703	13,977
Publicly traded corporate equity securities		132

Total corporate equity securities		$ 14,109

	May 31, 2004
	Initial Cost	Carrying Value
Investments in limited partnership venture capital funds	$ 18,495	$ 13,935
Direct investments in private companies	37,149	2,591

Total private equity investments	$ 55,644	16,526
Publicly traded corporate equity securities		409

Total corporate equity securities		$ 16,935

Gross unrealized losses as of May 31, 2005 relate to securities with a weighted average life of less than 12 months. Such unrealized losses were the result of rising market interest rates. As we intend to hold such securities to maturity, we expect to realize the amortized cost of the securities.

Publicly traded corporate equity securities are included in other current assets. Private equity instruments are included in deposits and other assets.

The following table provides gross realized gains and losses related to our investments (in thousands):

	Years Ended May 31,
	2005	2004	2003
Gross realized gains	$ 3,594	$ 7,154	$ 3,471
Gross realized losses	(2,014)	(18,053)	(39,602)

Total	$ 1,580	$ (10,899)	$ (36,131)

The contractual maturities of available-for-sale debt securities as of May 31, 2005 are as follows (in thousands):

Amortized
Cost	Fair Value

Within one year	$476,830	$475,404
Between one year and three years	100,634	100,165

Total	$577,464	$575,569

Note 8: Inventories

Inventories consist of (in thousands):

	May 31,
	2005	2004
Finished goods	$ 27,703	$ 25,869
Work-in-process	611	485
Raw materials	997	1,325

Total	$ 29,311	$ 27,679

Note 9: Property and Equipment

Property and equipment, net, consists of (in thousands):

	May 31,
	2005	2004
Land	$ 6,999	$ 15,964
Buildings and improvements	38,287	29,727
Machinery and equipment	161,656	206,099
Software	69,203	105,943
Furniture and fixtures	20,546	26,880
Leasehold improvements	10,523	10,274
Construction in progress	1,266	1,664

Total	308,480	396,551
Accumulated depreciation and amortization	(238,945)	(324,099)

Property and equipment, net	$ 69,535	$ 72,452

Property and equipment held for sale as of May 31, 2004 totaled $42.1 million, net and included land, buildings, and equipment related to facilities in Ireland and the U.K. We did not hold any property and equipment for sale as of May 31, 2005.

Significant property and equipment transactions

For the Year Ended May 31, 2005. In February 2005, we completed the sale of certain properties in Hemel Hempstead, U.K. that were classified as held for sale. This property, consisting of approximately 111,000 square feet of office and research and development space, previously had been used for our administrative and research and development activities. Net proceeds from the sale resulted in a gain on the sale of $0.1 million that was recorded in restructuring charges in the third quarter of fiscal 2005.

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

For the Year Ended May 31, 2004. In the first quarter of fiscal 2004, we sold our 511,000 square foot office and research and development facility in Rolling Meadows. Net proceeds from the sale were $35.8 million, resulting in a loss on the sale of $1.1 million that was recorded in restructuring charges in the first quarter of fiscal 2004. As part of the terms of the transaction, we entered into an agreement to lease back approximately 43,000 square feet of space at then-prevailing market rates. This property was not classified as held for sale as of May 31, 2003, due to our intention to lease back a portion of the facility.

As a result of our workforce reductions and relocation of our headquarters from Santa Clara to Marlborough during fiscal 2004, we had excess office space in several buildings we owned in Santa Clara. During the first quarter of fiscal 2004, we decided to consolidate our office space and relocate from our then current locations into a smaller, vacant facility that was classified as held for sale as of May 31, 2003, and had a carrying value of $10.1 million. Due to this decision, we reclassified this previously held for sale facility as held for use. No impairment charge was recorded as a result of this reclassification because the carrying value of the facility, which reflected fair value, was less than what the net book value would have been had depreciation continued on the facility during the period it was classified as held for sale.

In the second quarter of fiscal 2004, we sold certain properties in Santa Clara that were classified as held for sale as of May 31, 2003. These properties, consisting of approximately 876,000 square feet of office and manufacturing space and related furniture and fixtures, previously had been used in our administrative, customer service, research and development, and manufacturing activities. Net proceeds from the sale were $62.4 million, resulting in a loss on the sale of $1.4 million that was recorded in restructuring charges in fiscal 2004. Prior to the sale, we had also recorded impairment charges of $11.2 million as restructuring charges during fiscal 2004 related to this property, as discussed in Note 5.

In the fourth quarter of fiscal 2004, we sold certain properties in Santa Clara that were not classified as held for sale as of May 31, 2003. These properties, consisting of approximately 306,000 square feet of office and manufacturing space and related furniture and fixtures, previously had been used in our administrative, customer service, research and development, and manufacturing activities. As a result of our decision to vacate and sell this property during fiscal 2004, an aggregate restructuring charge of $47.7 million was recorded for accelerated depreciation and impairment charges, as discussed in Note 5. Net proceeds from the sale were $34.5 million, resulting in a gain on the sale of $0.4 million that was recorded in restructuring charges in fiscal 2004.

For the Year Ended May 31, 2003. In the first quarter of fiscal 2003, we sold our 639,000 square foot manufacturing and office facility in Mount Prospect that was classified as held for sale as of May 31, 2002. The estimated net realizable value of this property as of May 31, 2002 was $17.4 million. Net proceeds from the sale were $17.8 million, resulting in a $0.4 million credit that was recorded in discontinued operations in fiscal 2003. Additionally, as a portion of our term loan was collateralized by the Mount Prospect facility, approximately $7.5 million of the term loan balance was repaid with the proceeds of this sale, according to the terms of the financing agreement.

In the second quarter of fiscal 2003, we sold our 185,000 square foot office and research and development facility in Salt Lake City that was classified as held for sale prior to the inception of our restructuring programs. Net proceeds from the sale were $4.2 million, and a net loss of $0.9 million was recorded related to this property in fiscal 2003 in loss on land and facilities, net. Since this facility was classified as held for sale prior to the inception of our restructuring programs, the net losses associated with it were not the result of restructuring actions and were not recorded as a part of restructuring charges.

Also in the second quarter of fiscal 2003, we sold our 550,000 square foot Marlborough property, and have leased back approximately 168,000 square feet of the property at prevailing market rates. Net proceeds from the sale were $56.6 million, resulting in a loss of $29.4 million that was recorded in restructuring charges in fiscal 2003.

Note 10: Intangible Assets

Intangible assets consist of (in thousands):

	May 31, 2005			May 31, 2004
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Existing technology	$ 74,431	$(36,685)	$37,746	$36,736	$(31,727)	$5,009
Maintenance contracts	19,000	(1,056)	17,944	--	--	--
Other	12,170	(1,978)	10,192	420	(420)	--

Total	$105,601	$(39,719)	$65,882	$37,156	$(32,147)	$5,009

During fiscal 2005, we recorded approximately $69.9 million of intangible assets related to the TippingPoint acquisition. See Note 4 for information concerning our TippingPoint acquisition. These amounts were recognized for the fair value of existing technology, maintenance agreements, trade name and trademarks, and non-competition agreements. These intangible assets have a weighted average useful life of approximately five years.

During fiscal 2004, we recorded an impairment of intangible assets, consisting mainly of core and developed technology associated with our acquisition of the Gigabit Ethernet network interface card business of Alteon Websystems (Alteon) in fiscal 2001. We determined the amount of the impairment by comparing the carrying value of the intangible assets against the fair value, which was estimated as the present value of expected future net cash flows discounted at a rate of ten percent per year. The impairment resulted from reduced sales and gross margin projections as compared to the initial projections at the time of the acquisition, due to the earlier-than-expected discontinuance of an acquired product. As a result of the impairment analysis, we recorded a write-down of $1.9 million in the caption “Amortization and write-down of intangibles” in the consolidated statements of operations for fiscal 2004.

During fiscal 2005, 2004, and 2003, we recorded impairments of intangible assets, consisting mainly of core and developed technology associated with our acquisition of NBX Corporation. We determined the amount of the impairments by comparing the carrying values of the intangible assets against the fair values, which were estimated as the present value of expected future net cash flows; the discount rates assumed for these analyses were ten percent in fiscal 2005 and fiscal 2004, and 14 percent in fiscal 2003. During fiscal 2005 and 2004, the impairment resulted primarily from reduced sales projections overall, as well as a lower percentage of projected sales coming from existing technology. During fiscal 2003, the impairment resulted from significantly reduced sales projections as compared to the initial projections that existed at the date of acquisition, reflecting both lower projected market growth and a lower percentage of projected sales coming from existing technology. As a result of these analyses, we recorded write-downs of $1.4 million in fiscal 2005, $0.4 million in fiscal 2004, and $3.2 million in fiscal 2003 in the caption “Amortization and write-down of intangibles” in the consolidated statements of operations.

In fiscal 2003, as discussed in Note 2, we wrote-off goodwill with a carrying value of $45.4 million, net upon the adoption of SFAS No. 142 as a change in accounting principle effective June 1, 2002. These charges included a $12.1 million write-off of goodwill that arose from the acquisition of Nomadic Technologies, and an additional $33.3 million write-off of goodwill that arose from the NBX acquisition.

We also recorded goodwill impairments related to our discontinued operations. In fiscal 2003, upon the adoption of SFAS No. 142, we wrote-off net remaining goodwill related to discontinued operations of $20.2 million. In addition, in fiscal 2003, we recorded impairments of goodwill, core and existing technology, and customer relationships, which were mainly the results of significantly reduced sales projections as compared to the initial projections that existed at the date of acquisition due primarily to the overall economic downturn in the telecommunications sector. As a result of our analyses, impairment charges of $4.5 million were recorded in fiscal 2003. All of these charges are included in the caption “Discontinued operations” in the consolidated statement of operations.

Annual amortization expense related to intangible assets is expected to be as follows (in thousands):

	2006	2007	2008	2009	2010
Amortization expense	$15,177	$13,600	$11,283	$9,683	$6,456

Note 11: Accrued Liabilities and Other

Accrued liabilities and other consist of (in thousands):

	May 31,
	2005	2004
Income and other taxes payable	$ 46,037	$ 34,184
Accrued product warranty	41,782	43,825
Accrued payroll and related expenses	38,346	37,995
Accrued rebates	28,114	29,536
Deferred revenue	21,756	25,942
Restructuring	17,607	15,430
Other	16,286	39,249

Total	$ 209,928	$ 226,161

Note 12: Accrued Warranty and Other Guarantees

Products are sold with varying lengths of warranty ranging from 90 days to limited lifetime. Allowances for estimated warranty obligations are recorded in the period of sale, based on historical experience related to product failure rates and actual warranty costs incurred during the applicable warranty period. Also, on an ongoing basis, we assess the adequacy of our allowances related to warranty obligations recorded in previous periods and may adjust the balances to reflect actual experience or changes in future expectations.

The following table summarizes the activity in the allowance for estimated warranty costs (in thousands):

	Years Ended May 31,
	2005	2004	2003
Accrued warranty, beginning of period	$ 43,825	$ 44,775	$ 53,289
Cost of warranty claims	(32,910)	(34,645)	(42,137)
Accrual for warranties issued during the period	30,867	33,795	31,027
Adjustments to preexisting warranties	-	(100)	6,668
Net change associated with discontinued operations	-	-	(4,072)

Accrued warranty, end of period	$ 41,782	$ 43,825	$ 44,775

Prior to fiscal 2003, we entered into several agreements whereby we had sold products to resellers who had, in turn, sold the products to others, and we guaranteed the payments of the end users. If all end users under these agreements were to default on their payment obligations as of May 31, 2005, we would be required to pay approximately $4.1 million. However, since deferred revenue and accrued liabilities related to such sales approximate the guaranteed amounts, any payments resulting from end user defaults would not have a material impact on our results of operations.

Note 13: Borrowing Arrangements and Commitments

In the second quarter of fiscal 2002, we entered into financing arrangements whereby we borrowed $105.0 million under a term loan and $102.2 million under a $105.0 million revolving line of credit. We applied the proceeds from these borrowings towards the purchase of land and buildings at our Santa Clara and Marlborough locations that were previously subject to operating lease arrangements. In accordance with the lease terms, we paid $316.7 million for the properties and terminated such leases. As discussed in Note 9, the Santa Clara and Marlborough facilities acquired in these transactions were subsequently sold.

During fiscal 2003, we prepaid and cancelled the term loan such that there were no amounts outstanding as of May 31, 2003. The revolving line of credit expired in November 2004, according to its terms, at which time there were no outstanding amounts. We currently do not have a revolving credit line. Total interest expense related to the term loan and revolving line of credit was $4.9 million in fiscal 2003. We did not incur interest expense related to the term loan or revolving line of credit in fiscal 2005 or fiscal 2004.

Additionally, during the third quarter of fiscal 2005, we repaid total borrowings of $1.3 million that were assumed in connection with the TippingPoint acquisition.

During fiscal 2005, we entered into a new arrangement to facilitate the issuance of standby letters of credit and bank guarantees required in the normal course of business. Since we provide collateral for any standby letters of credit and bank guarantees issued under this agreement, the availability of additional issuances is restricted by the amount of cash and short-term investments that we can provide as collateral. As of May 31, 2005, these facilities were backed by collateral of $7.3 million provided to the respective banks.

We lease certain of our facilities under operating leases. Leases expire at various dates from 2005 to 2015, and certain leases have renewal options with rentals based upon changes in the Consumer Price Index or the fair market rental value of the property. We also sublet certain of our leased and owned facilities to third party tenants. The sublease agreements expire at various dates from 2005 to 2008.

Future operating lease commitments and future rental income as of May 31, 2005 are as follows (in thousands):

Fiscal year	Future Lease Payments	Future Rental Income
2006	$20,375	$5,850
2007	12,212	2,311
2008	3,606	55
2009	1,872	-
2010	1,817	-
Thereafter	154	-

Total	$40,036	$8,216

On July 18, 2005, we entered into an amended lease extending the term of the lease for our corporate headquarters for three years, through November 30, 2009. The additional three year term of the lease increases our aggregate commitment under the terms of the lease by $12.0 million.

Rent expense was approximately $16.5 million in fiscal 2005, $21.1 million in fiscal 2004, and $23.4 million in fiscal 2003. Rental income, which includes rents received for both owned and leased property, was $6.0 million in fiscal 2005, $8.9 million in fiscal 2004, and $23.8 million in fiscal 2003, and is recorded as an offset to operating expenses. Included in rental income was rental income from Palm, Inc., a former subsidiary whose common stock was distributed to our stockholders in the form of a stock dividend on July 27, 2000, of $0.8 million in fiscal 2004 and $15.3 million in fiscal 2003. We did not record rental income from Palm, Inc. in fiscal 2005.

We make investments in privately-held companies and in limited partnership venture capital funds, which in turn invest in privately-held companies. We made investments of $2.7 million in fiscal 2005. Also, as of May 31, 2005, we were contractually obligated to make additional capital contributions totaling $6.3 million to certain venture capital funds in the future. The expiration dates for capital calls related to such obligations are generally five to eight years from the inception of the fund, and the amounts and timing of such calls during that period are at the discretion of the funds’ general partners. Based upon projections provided by the funds’ general partners, we estimate that we will pay approximately $3.2 million over the next twelve months as capital calls are made.

Note 14: Common Stock

Stock Option Plans.

We have stock option plans under which employees and directors may be granted options to purchase common stock. Options generally are granted with exercise prices at not less than the fair market value at the date of the grant, vest annually over two to four years, and expire seven to ten years after the grant date. In September 2003, our stockholders approved the 2003 Stock Plan (the New Plan), which replaced the 1983 Stock Option Plan, the 1994 Stock Option Plan, the Director Plan, and the Restricted Stock Plan (the Prior Plans) for all stock awards granted subsequent to the approval date. In connection with the approval of the New Plan, all shares available for issuance under the Prior Plans (other than those shares underlying outstanding awards) were cancelled, which included approximately 128 million shares at the time of approval; at the same time, 20 million shares were reserved for issuance under the new plan. As of May 31, 2005, a total of 71.2 million shares were authorized for grant under our stock option plans. The number of common shares reserved for granting of future awards was 7.8 million as of May 31, 2005.

A summary of option transactions under the plans follows (shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding, June 1, 2002	111,102	$ 7.25
Granted	13,585	4.51
Exercised	(6,129)	3.67
Canceled	(33,056)	7.36

Outstanding, May 31, 2003	85,502	7.03
Granted	10,046	5.58
Exercised	(22,288)	5.01
Canceled	(16,375)	8.35

Outstanding, May 31, 2004	56,885	7.18
Granted	10,002	4.22
TippingPoint options assumed	13,886	1.31
Exercised	(4,273)	2.01
Canceled	(13,141)	6.90

Outstanding, May 31, 2005	63,359	$ 5.83

	Outstanding Options as of May 31, 2005			Exercisable as of May 31, 2005
Range of	Number	Weighted Average	Weighted Average	Number	Weighted Average
Exercise Prices	of Shares	Exercise Price	Remaining Contractual Life	of Shares	Exercise Price
(in thousands)			(in years)	(in thousands)

$0.00	-	$4.00	14,462	$1.99	6.7	2,347	$1.40
4.01	-	5.00	13,905	4.60	6.6	6,434	4.63
5.01	-	6.00	15,599	5.57	4.9	12,897	5.63
6.01	-	7.00	3,588	6.23	3.4	2,854	6.21
7.01	-	8.00	3,621	7.52	2.1	3,134	7.50
8.01	-	22.00	12,184	11.51	4.8	12,094	11.53

Total		63,359		$5.83	5.4	39,760	$7.20

As shown above, there were approximately 39.8 million options exercisable as of May 31, 2005 with a weighted average exercise price of $7.20 per share. By comparison, there were approximately 40.3 million options exercisable as of May 31, 2004 with a weighted average price of $7.64 per share and 58.8 million options exercisable as of May 31, 2003 with a weighted average exercise price of $7.18 per share.

Stock-Based Compensation. As discussed above, the 2003 Stock Plan replaced the Restricted Stock Plan for the issuance of restricted stock. Restricted stock represents shares of common stock that are reserved for issuance at no cost to key employees. Compensation expense, equal to the fair market value on the date of the grant, is recognized as the granted shares vest over a one to four year period. We also grant time accelerated restricted stock awards whereby shares with a specified time-based vesting period may be accelerated if specific milestones are accomplished. In addition, we have recorded deferred compensation expense in connection with certain of our acquisitions. Compensation expense recognized for the amortization of stock-based compensation was $2.8 million in fiscal 2005, $2.7 million in fiscal 2004, and $4.3 million in fiscal 2003.

Employee Stock Purchase Plan. We have an employee stock purchase plan (ESPP) under which eligible employees may authorize payroll deductions of up to ten percent of their compensation, as defined, to purchase common stock at a price of 85 percent of the lower of the fair market value as of the beginning or the end of the six-month offering period. In September 2003, our stockholders approved an increase of five million shares available for issuance under the ESPP.

Preferred Shares Rights Plan. In September 1989, the Board of Directors approved a common stock purchase rights plan, which was amended and restated in December 1994, and again in March 2001. In November 2002, the Board of Directors approved a Third Amended and Restated Preferred Shares Rights Plan (the Preferred Shares Rights Plan), which replaced the March 2001 Plan. The Preferred Shares Rights Plan provides that the preferred share rights (the Rights) will become exercisable only following the acquisition by a person or a group of 15 percent or more of the outstanding common stock or ten days following the announcement of a tender or exchange offer for 15 percent or more of the outstanding common stock (the Distribution Date). After the Distribution Date, each Right will entitle the holder to purchase for $55.00 (the Exercise Price), one-one thousandth of a share of our Series A Participating Preferred Stock (or cash, stock or other assets approved by the Board of Directors) with economic terms similar to that of one share of our common stock. Upon a person or a group acquiring 15 percent or more of the outstanding common stock, each Right will allow the holder (other than the acquirer) to purchase common stock or securities of 3Com having a then current market value of two times the Exercise Price of the Right. In the event that following the acquisition of 15 percent of the common stock by an acquirer, we are acquired in a merger or other business combination or 50 percent or more of our assets or earning power is sold, each Right will entitle the holder to purchase for the Exercise Price, common stock or securities of the acquirer having a then current market value of two times the Exercise Price. In certain circumstances, the Rights may be redeemed by us at a redemption price of $0.001 per Right. If not earlier exchanged or redeemed, the Rights will expire on March 8, 2011.

Stock Reserved for Issuance. As of May 31, 2005, we had reserved common stock for issuance as follows (in thousands):

Stock option and restricted stock plans	71,185
Employee stock purchase plan	6,700

Total shares reserved for issuance	77,885

In addition, as of May 31, 2005, we had 0.4 million shares of preferred stock reserved for issuance under our Preferred Shares Rights Plan.

Stock Repurchase and Option Programs. During the fourth quarter of fiscal 2005, the Board of Directors approved a new stock repurchase program that authorizes expenditures of up to $100.0 million during a two-year period expiring March 31, 2007, provided that all repurchases are pre-approved by the Audit and Finance Committee of the Board of Directors. Our prior stock repurchase program was announced on March 19, 2003 and permitted expenditures up to $100.0 million through March 2005.

Pursuant to these authorizations, we repurchased 15.0 million shares of our common stock during fiscal 2005 at a cost of $73.5 million and we repurchased 0.4 million shares of our common stock at a cost of $1.5 million during fiscal 2003. During fiscal 2004, we did not repurchase any shares of our common stock.

Note Receivable from Broadcom Corporation (Broadcom) for Sale of Warrants to Purchase 3Com Common Stock. During fiscal 2001, we announced a strategic alliance with Broadcom to accelerate the deployment of Gigabit Ethernet into business networks. As part of the strategic alliance, we issued to Broadcom a warrant to acquire up to 7.1 million shares of our common stock, representing approximately two percent of our current outstanding shares. The original term of the warrant was from January 1, 2001 through December 4, 2002, the per-share exercise price was $9.31, and the purchase price of the warrant was approximately $21.1 million. Broadcom paid for the warrant by issuance of a full recourse promissory note, which later became the subject of litigation between us and Broadcom. This litigation was subsequently settled in the second quarter of fiscal 2003. Under the terms of the settlement, Broadcom agreed to pay us $22.0 million, representing principal and a portion of prior periods’ accrued interest, plus additional interest as it accrued during the repayment period, and we agreed to extend the terms of the warrant held by Broadcom for an additional 12 months to December 4, 2003. We recorded a charge of $1.7 million in interest and other income, net, relating to the change in terms. The warrants expired unexercised.

Accounting for Stock-Based Compensation. As permitted under SFAS No. 123, we have elected to follow APB Opinion No. 25 and related interpretations in accounting for stock-based awards to employees. Under APB Opinion No. 25, compensation expense associated with employee awards is measured as the difference, if any, between the price to be paid by an employee and the fair value of the underlying common stock on the grant date, which is usually the measurement date for accounting purposes. We generally recognize no compensation expense with respect to stock option awards. To the extent that we have modified employee awards in connection with our restructuring activities (usually through extensions of the period of exercise for employees following their involuntary termination), a charge for compensation expense is recognized at the time the related cash severance is recorded.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if we had accounted for our stock-based awards to employees, including grants of employee stock options (ESOs) and rights to purchase shares under the ESPP, under the fair value method prescribed by that Statement. Under the fair value method, compensation expense associated with employee awards is measured at fair value on the measurement date, which is generally the grant date. See Note 2 for information concerning the pro forma effect of applying the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation on our reported net loss and net loss per share.

The fair value of ESOs and purchase rights granted under the ESPP in fiscal 2005, 2004, and 2003 has been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions, and resulting in the following weighted average estimated per-share fair values:

	Employee Stock Option Plans			Employee Stock Purchase Plan
	2005	2004	2003	2005	2004	2003
Risk-free interest rate	3.5%	2.6%	2.6%	2.6%	1.1%	1.4%
Volatility	53.2%	66.0%	67.0%	39.2%	42.0%	49.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Per-share fair value	$1.89	$2.88	$2.33	$1.04	$1.79	$1.67

In fiscal years 2005, 2004, and 2003, the expected average life of ESOs was estimated at approximately one and a half years after the vesting date. In fiscal years 2005, 2004, and 2003 the expected average life of purchase rights granted under the ESPP was estimated at six months from the subscription date.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing models do not necessarily provide a reliable single measure of the fair value of the our stock options.

Note 15: Financial Instruments

The following summary disclosures concerning our financial instruments are made in accordance with the provisions of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” which requires the disclosure of fair value information about both on- and off-balance sheet financial instruments where it is practicable to estimate the value. Fair value is defined in SFAS No. 107 as the amount at which an instrument could be exchanged in a current transaction between willing parties, rather than in a forced or liquidation sale.

	May 31, 2005		May 31, 2004
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and equivalents	$268,535	$268,535	$476,274	$476,274
Short-term investments	575,569	575,569	907,082	907,082
Corporate equity securities	14,109	13,613	16,935	16,413

The following methods and assumptions were used in estimating the fair values of financial instruments:

Cash and equivalents. The carrying amounts reported in the consolidated balance sheets for cash and equivalents approximate their estimated fair values.

Short-term investments. The fair values of short-term investments are based on quoted market prices.

Corporate equity securities. Fair value of publicly traded corporate equity securities is based on quoted market prices. Fair value of privately held corporate equity securities is based on all available information. For these non-quoted investments, our policy is to regularly review the assumptions underlying the financial performance of the privately held companies in which the investments are maintained. If and when a determination is made that a decline in fair value below the cost basis is other than temporary, the related investment is written down to its estimated fair value. Differences between the estimated fair value and carrying amount of equity securities as of May 31, 2005 and 2004 were the result of declines in fair value that were considered temporary.

Foreign exchange contracts. We enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. In addition, we enter into foreign exchange forward contracts to hedge exposures related to anticipated foreign currency cash flows. We do not use foreign forward exchange contracts for speculative or trading purposes.

Our foreign exchange forward contracts require the exchange of foreign currencies for U.S. Dollars or vice versa, and generally mature in one month or less. We had outstanding foreign exchange forward contracts with aggregate notional amounts of $36.3 million as of May 31, 2005 and $76.3 million as of May 31, 2004, that had remaining maturities of one month or less. The fair value of foreign exchange forward contracts is based on prevailing financial market information. The carrying amounts, which were also the estimated fair values, of foreign exchange forward contracts were not significant as of May 31, 2005 and 2004. See Note 2 for information concerning our significant accounting policies for foreign exchange forward contracts.

Because SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements, any aggregation of the fair value amounts presented in the table above would not necessarily represent the underlying value of all of our financial instruments.

Note 16: Interest and Other Income, Net

Interest and other income, net, consists of (in thousands):

	Years Ended May 31,
	2005	2004	2003
Interest income	$ 22,807	$ 19,309	$ 33,559
Interest expense	(1,401)	(2,775)	(9,909)
Other	(4,785)	(629)	(3,492)

Total	$ 16,621	$ 15,905	$ 20,158

Note 17: Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended May 31,
	2005	2004	2003
Current:
Federal	$ -	$ -	$ (30,940)
State	308	520	(888)
Foreign	138	(2,929)	17,325

Total current	446	(2,409)	(14,503)

Deferred:
Federal	-	-	-
State	-	-	-
Foreign	3,044	(726)	3,981

Total deferred	3,044	(726)	3,981

Total	$ 3,490	$ (3,135)	$ (10,522)

The components of net deferred tax assets consist of the following (in thousands):

	May 31, 2005	May 31, 2004
Deferred tax assets:
Operating loss carryforwards	$ 949,680	$ 787,112
Amortization and depreciation	47,423	57,051
Tax credit carryforwards	55,534	85,402
Unrealized losses on private investments, net	29,393	30,569
Royalty and purchased research and development	3,639	4,086
Other	4,155	3,853
Valuation allowance	(912,135)	(819,645)

Total deferred tax assets	177,689	148,428

Deferred tax liabilities:
Reserves recognized in different periods for tax purposes	(151,480)	(145,105)
Acquired intangibles	(25,348)	-
Other	(968)	(386)

Net deferred tax (liabilities) assets	$ (107)	$ 2,937

Deferred tax assets and liabilities as of May 31, 2005 include the tax effect of temporary differences and tax attributes related to the acquisition of TippingPoint. A valuation allowance was recorded as the realization of the TippingPoint deferred tax assets was uncertain so that the impact on the net deferred tax assets was zero.

We have net operating loss carryforwards related to the following income tax jurisdictions and expiration periods: U.S. federal loss carryforwards of approximately $2.4 billion expiring between fiscal years 2006 and 2025; various state loss carryforwards of approximately $2.3 billion expiring between 2006 and 2025; and various foreign loss carryforwards with $4.1 million expiring between 2006 and 2012, and $28.5 million with an unlimited carryforward period. We also have a U.S. federal research credit carryforward of $24.8 million expiring between 2006 and 2025; a U.S. federal foreign tax credit carryforward of $5.1 million expiring between 2006 and 2010; and a U.S. federal alternative minimum tax credit carryforward of $10.7 million that has an unlimited carryforward period.

SFAS No. 109, "Accounting for Income Taxes," requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance relates to net operating loss and credit carryforwards and temporary differences for which we believe that realization is uncertain. The valuation allowance increased $92.5 million in fiscal 2005 and $146.8 million in fiscal 2004. The total valuation allowance of $912.1 million includes $136.0 million attributable to the tax benefit of stock option deductions, which, if recognized, will be allocated directly to paid-in-capital.

The provision (benefit) for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

	Years Ended May 31,
	2005		2004		2003
Tax computed at federal statutory rate	(35	.0)%	(35	.0)%	(35	.0)%
State income taxes, net of federal effect	(2.5)		(0.5)		(1.3)
Provision for combined foreign and U.S. taxes on certain foreign income at rates greater than U.S. rates	10.9		26.5		27.4
Net operating loss carryback	-		-		(7.3)
Valuation allowance	27.5		34.0		0.5
Non-deductible purchased in-process technology
and merger-related charges	0.9		(0.3)		10.6
Reversal of previously accrued taxes on undistributed earnings of subsidiaries	-		(26.1)		-
Other	0.1		0.5		0.7

Total	1.9%		(0	.9)%	(4	.4)%

Loss before income taxes includes foreign losses of $47.9 million in fiscal 2005, $263.0 million in fiscal 2004, and $129.9 million in fiscal 2003. We have not provided for federal tax on approximately $260.7 million of undistributed earnings of our foreign subsidiaries because we consider these earnings to be indefinitely reinvested in foreign subsidiary operations.

We have certain domestic and foreign income tax audits that are currently in progress. The outcome of these examinations cannot be predicted with certainty and, should unfavorable rulings be made, assessments against us could be significant. Many of these contingencies arise from periods when we were substantially larger. Such reserves are based on an assessment of the likelihood of an unfavorable outcome and the expected potential loss from such contingency, and are monitored by management. These reserves are maintained until such time as the matter is settled or the statutory period for adjustment has passed. Adjustments could be required in the future if we determine that the reserves for tax contingencies are inadequate. However, we believe that amounts currently provided for such matters are adequate and that the ultimate resolution of the examinations will not have a material adverse effect on our consolidated financial position or results of operations.

Note 18: Net Loss per Share

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Years Ended May 31,
	2005	2004	2003
(Loss) from continuing operations before cumulative	$ (195,686)	$ (346,863)	$ (230,093)
effect of change in accounting principle
Discontinued operations	-	(2,400)	(8,214)
Cumulative effect of change in accounting principle	-	-	(45,447)

Net (loss)	$ (195,686)	$ (349,263)	$ (283,754)

Weighted average shares - Basic	382,309	379,766	360,520
Effect of dilutive securities:
Employee stock options	-	-	-
Restricted stock	-	-	-
Weighted average shares - Diluted	382,309	379,766	360,520
Net (loss) per share - Basic and Diluted:
Continuing operations before cumulative	$ (0.51)	$ (0.91)	$ (0.64)
effect of change in accounting principle
Discontinued operations	-	(0.01)	(0.02)
Cumulative effect of change in accounting principle	-	-	(0.13)

Net (loss)	$ (0.51)	$ (0.92)	$ (0.79)

Employee stock options and restricted stock totaling 63.4 million shares in fiscal 2005, 56.9 million shares in fiscal 2004, and 85.5 million shares in fiscal 2003, were not included in the computation of diluted earnings per share as the net loss for these periods would have made their effect anti-dilutive.

Note 19: Business Segment Information and Concentrations

During fiscal 2003, we had three reportable operating segments. Two of these segments represented ongoing operations—enterprise networking and connectivity; the third segment included product lines that we decided to exit during the period from the fourth quarter of fiscal 2000 through the first quarter of fiscal 2002. The enterprise networking segment manufactured and sold network infrastructure solutions for the enterprise and small business markets, including switches and hubs, as well as services associated with sales of these products. The connectivity segment sold products that enabled computing devices to access computer networks, such as desktop network interface cards and personal computer (PC) cards. Exited products included analog-only modems, high-end LAN and WAN (Wide Area Network) chassis products, internet appliances, and consumer cable and DSL (Digital Subscriber Line) modem products. The exited products were not included in discontinued operations. Effective for fiscal 2004, we streamlined our management and operating structure, and merged our previous multiple operating segments into a single, integrated enterprise networking business. As a result, financial information related to our business is presented on the basis of a single segment.

Although we operate as a single, integrated business, certain product groups accounted for a significant portion of our sales. Sales from these product groups as a percentage of total sales for the past three fiscal years were as follows:

	Years Ended May 31,
Product Group	2005	2004	2003
Enterprise networking	92%	84%	74%
Desktop, mobile and server connectivity	8	16	26

Our enterprise networking product group includes sales of products we acquired as a result of our acquisition of TippingPoint since the date of acquisition.

Sales from significant customers as a percentage of total sales for the past three fiscal years were as follows:

	Years Ended May 31,
Customer	2005	2004	2003
Ingram Micro, Inc.	21%	20%	21%
Tech Data Corporation	13	13	12

Total	34%	33%	33%

Ingram Micro, Inc. represented approximately 26 percent of our accounts receivable balance as of May 31, 2005, compared to 22 percent for the previous fiscal year. In addition, Tech Data Corporation represented approximately 14 percent of our accounts receivable balance as of May 31, 2005, compared to 13 percent for the previous fiscal year.

Note 20: Geographical Information

Sales by geographic region are as follows (in thousands):

	Years Ended May 31,
Sales	2005	2004	2003
Americas	$ 271,768	$ 263,428	$ 395,636
Europe, Middle East, and Africa	294,753	319,705	383,614
Asia Pacific	84,723	115,751	153,616

Total	$ 651,244	$ 698,884	$ 932,866

Sales information by geography is reported based on the customer’s designated delivery point.

Property and equipment by geographic region are as follows (in thousands):

	May 31,
Property and Equipment	2005	2004
United States	$ 39,937	$ 36,976
United Kingdom	24,693	40,234
Ireland	48	32,233
Other	4,857	5,156

Total	$ 69,535	$ 114,599

Property and equipment includes both assets held for use as well as assets held for sale, and is reported by geography based on the physical location of the assets at the end of the fiscal year. As of May 31, 2005 and May 31, 2004, property and equipment in the United States and United Kingdom exceeded ten percent of total property and equipment, as shown in the table above. In addition, as of May 31, 2004, property and equipment in Ireland exceeded ten percent of total property and equipment. There were no other individual countries for which property and equipment exceeded ten percent of total property and equipment.

During fiscal 2005, we concluded two significant property sales as described below:

•	During the second quarter of fiscal 2005, we sold our 468,000 square foot facility, with an adjacent parcel of land, in Dublin, Ireland.
•	During the third quarter of fiscal 2005, we sold 111,000 square feet of our facility in Hemel Hempstead, U.K.

Note 21:	Employee Benefit Plan

We have adopted a plan known as the 3Com 401(k) Plan (the 401(k) Plan) to provide retirement benefits to domestic employees. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Participants may elect to contribute from one percent to 22 percent of their annual compensation to the 401(k) Plan each calendar year, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, the 401 (k) Plan provides for contributions as determined by the Board of Directors. We match 50 percent for each dollar on the first six percent of eligible annual compensation contributed by the employee. Employees become vested in our matching contributions according to a three-year vesting schedule based on initial date of hire. Matching contributions to the 401 (k) Plan totaled $2.2 million in fiscal 2005, $2.6 million in fiscal 2004, and $4.3 million in fiscal 2003. In fiscal 2006, employees assumed as a result of our TippingPoint acquisition will be eligible to participate in this plan.

Note 22: Litigation

We are a party to lawsuits in the normal course of our business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We believe that we have meritorious defenses in each of the cases set forth below in which we are named as a defendant. An unfavorable resolution of one or more of these lawsuits could adversely affect our business, financial position, or results of operations. We cannot estimate the loss or range of loss that may be reasonably possible for any of the contingencies described and, accordingly, we have not recorded any associated liabilities in our consolidated balance sheets.

On April 28, 1997, Xerox Corporation (Xerox) filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corporation in the United States District Court for the Western District of New York.  3Com completed its acquisition of these defendant companies on June 12, 1997.  The case is now captioned Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corporation, Palm Computing, Inc., and Palm, Inc. (Civil Action Number 97-CV-6182T).  Xerox alleged willful infringement of one of its United States patents.  Xerox sought to recover damages and to permanently enjoin the defendants from infringing the patent in the future.  In 2000, the District Court dismissed the case, ruling that there was no infringement.  On appeal, the Court of Appeals for the Federal Circuit affirmed-in-part, reversed-in-part and remanded the case to the District Court for further action.  On December 20, 2001, the District Court granted Xerox’s motion for summary judgment ruling that the patent is valid, enforceable, and infringed.  The defendants filed a Notice of Appeal.  On February 22, 2002, the District Court denied Xerox’s motion for an injunction seeking to prohibit further alleged infringement during the appeal and ordered the defendants to post a bond in the amount of $50 million.  Xerox appealed the denial of the injunction.  On February 20, 2003, the Court of Appeals issued its decision affirming-in-part and reversing-in-part the order of the trial court.  The Court of Appeals affirmed the grant of summary judgment of infringement, reversed the grant of summary judgment of validity and remanded the case to the trial court to conduct a complete validity analysis.  On May 21, 2004, the District Court awarded summary judgment to the defendants, holding that Xerox’s patent was invalid, and dismissed the remaining claims.  On February 16, 2005, the District Court denied Xerox’s motion for reconsideration. Xerox appealed the District Court’s decision to the United States Court of Appeals for the Federal Circuit on March 9, 2005. In connection with the separation of Palm from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement dated February 26, 2000 between 3Com and Palm, Palm agreed to indemnify and hold 3Com harmless for any damages or losses that might arise out of the Xerox litigation.

On December 5, 2001, TippingPoint and two of its current and former officers and directors, as well as the managing underwriters in TippingPoint’s initial public offering were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit, which is part of a consolidated action that includes over 300 similar actions, is captioned In re Initial Public Offering Securities Litigation, Brian Levey vs. TippingPoint Technologies, Inc., et al. (Civil Action Number 01-CV-10976). The principal allegation in the lawsuit is that the defendants participated in a scheme to manipulate the initial public offering and subsequent market price of TippingPoint’s stock (and the stock of other public companies) by knowingly assisting the underwriters’ requirement that certain of their customers had to purchase stock in a specific initial public offering as a condition to being allocated shares in the initial public offerings of other companies. In relation to TippingPoint, the purported plaintiff class for the lawsuit is comprised of all persons who purchased TippingPoint stock from March 17, 2000 through December 6, 2000. The suit seeks rescission of the purchase prices paid by purchasers of shares of TippingPoint common stock. On September 10, 2002, TippingPoint’s counsel and counsel for plaintiffs entered into an agreement pursuant to which the plaintiffs dismissed, without prejudice, TippingPoint’s former and current officers and directors from the lawsuit. In May 2003, a memorandum of understanding was executed by counsel for plaintiffs, the issuer-defendants and their insurers setting forth the terms of a settlement that would result in the termination of all claims brought by the plaintiffs against the issuer-defendants and the individual defendants named in the lawsuit. In August 2003, TippingPoint’s Board of Directors approved the settlement terms described in the memorandum of understanding. In May 2004, TippingPoint signed a settlement agreement on behalf of itself and its current and former directors and officers with the plaintiffs. This settlement agreement formalizes the previously approved terms of the memorandum of understanding and, subject to certain conditions, provides for the complete dismissal, with prejudice, of all claims against TippingPoint and its current and former directors and officers. Any direct financial impact of the settlement is expected to be borne by TippingPoint’s insurers. The settlement is subject to numerous conditions, including final approval by the court. There can be no assurance that such conditions will be met or that the court will approve the terms of the settlement agreement. If the court rejects the settlement agreement, in whole or in part, or the settlement does not occur for any other reason and the litigation against TippingPoint continues, we intend to defend this action vigorously, and to the extent necessary, to seek indemnification and/or contribution from the underwriters in TippingPoint’s initial public offering pursuant to its underwriting agreement with the underwriters. However, there can be no assurance that indemnification or contribution will be available to TippingPoint or enforceable against the underwriters.

Note 23: Quarterly Results of Operations (Unaudited)

	Fiscal 2005				Fiscal 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)

Sales	$162,349	$151,068	$161,185	$176,642	$161,879	$181,891	$171,769	$183,345
Gross profit	62,095	52,691	57,360	62,182	49,944	56,950	60,269	75,908
Gross profit margin %	38.2%	34.9%	35.6%	35.2%	30.9%	31.3%	35.1%	41.4%
Operating (loss)	(34,909)	(49,924)	(56,311)	(62,331)	(115,740)	(114,879)	(83,557)	(23,649)
(Loss) from continuing operations
before discontinued operations	(35,545)	(48,811)	(53,005)	(58,325)	(105,703)	(137,416)	(84,887)	(18,857)
(Loss) from continuing operations
before discontinued operations %	(21.9)%	(32.3)%	(32.9)%	(33.0)%	(65.3)%	(75.5)%	(49.4)%	(10.3)%
Discontinued operations	-	-	-	-	(291)	(1,565)	(685)	141
Net (loss)	(35,545)	(48,811)	(53,005)	(58,325)	(105,994)	(138,981)	(85,572)	(18,716)
Basic and diluted (loss) per share from continuing operations	$(0.09)	$(0.13)	$(0.14)	$(0.15)	$(0.29)	$(0.37)	$(0.22)	$(0.05)
Basic and diluted income (loss) per share – discontinued operations	-	-	-	-	$(0.00)	$(0.00)	$(0.00)	$0.00

Operating expenses benefited by approximately $2 million in the fourth quarter of fiscal 2005 and $7 million in the fourth quarter of fiscal 2004, from reductions in various reserves and accruals including bad debt, property and sales and use taxes, and other miscellaneous items.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fourth fiscal quarter pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports we file or submit with the SEC are recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Our review of our internal controls was made within the context of the relevant professional auditing standards defining "internal controls," "significant deficiencies," and "material weaknesses." "Internal controls" are processes designed to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States. "Significant deficiencies" are control issues that could have a significant adverse effect on our ability to properly authorize transactions, safeguard our assets, or record, process, summarize or report financial data in the consolidated financial statements. A "material weakness" is a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the consolidated financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. As part of our internal controls procedures, we also address other, less significant control matters that we identify, and we determine what revision or improvement to make, if any, in accordance with our on-going procedures.

Changes in Internal Control over Financial Reporting

There were changes in our internal control over financial reporting that occurred during our fourth quarter of fiscal 2005 which resulted from control improvement and remediation efforts. These changes have not materially affected, and are not likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining an adequate internal control structure and procedures over financial reporting. We have assessed the effectiveness of internal control over financial reporting as of June 3, 2005. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control-Integrated Framework.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our evaluation of and conclusion on the effectiveness of internal control over financial reporting excludes TippingPoint Technologies, Inc., a significant business, which we acquired on January 31, 2005. The acquisition of TippingPoint contributed approximately two percent of our total revenue in fiscal 2005 and accounted for approximately three percent of our total assets at June 3, 2005. The purchase price of the acquisition was approximately $430.0 million, subject to adjustment.

Based on the COSO criteria, we believe our internal control over financial reporting as of June 3, 2005 was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued a report on management’s assessment of our internal control over financial reporting as well as on the effectiveness of our internal control over financial reporting.

Important Considerations

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

3Com Corporation

Marlborough, Massachusetts

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, included in Item 9A of the Annual Report on Form 10-K, that 3Com Corporation and its subsidiaries maintained effective internal control over financial reporting as of June 3, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at TippingPoint which was acquired on January 31, 2005 and whose financial statements reflect total assets and revenues constituting 3% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 3, 2005. Accordingly, our audit did not include the internal control over financial reporting at TippingPoint. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 3, 2005 is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 3, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 3, 2005 of the Company and our report dated August 5, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

August 5, 2005

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors

Incorporated herein by reference is the information appearing under the captions “Nominees and Other Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders.

(b) Executive Officers

Incorporated herein by reference is the information appearing under the caption “Executive Officers” in Part I of Item I of this Annual Report on Form 10-K.

(c) Compliance with Section 16(a) of the Exchange Act

Incorporated herein by reference is the information appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders.

(d) Code of Ethics

We have adopted a Code of Conduct and Business Ethics that applies to all employees, including our principal executive officer, principal financial officer and principal accounting officer and persons performing similar functions. Our Code of Conduct and Business Ethics, which is available on our website at http://www.3com.com, complies with the rules of the SEC and the listing standards of the Nasdaq Stock Market. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K, regarding an amendment to or waiver from our code of ethics, by posting the required information on our Internet website at http://www.3com.com and will send a paper copy to any shareholder who submits a request in writing to our Secretary.

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

The information required by Item 14 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the section captioned “Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements - See Index to Consolidated Financial Statements and Financial Statement Schedule at page 39 of this Form 10-K.

(2)	Financial Statement Schedule - See Index to Consolidated Financial Statements and Financial Statement Schedule at page 39 of this Form 10-K.

(3)	Exhibits - See Exhibit Index at page 80 of this Form 10-K.

(c)	See Exhibit Index at page 80 of this Form 10-K.

(d)	See Index to Consolidated Financial Statements and Financial Statement Schedule at page 39 of this Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	002-92053	2.1	4/4/00
2.2	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.	10-Q	002-92053	2.11	4/4/00
2.3	Asset Purchase Agreement by and between the Registrant and UTStarcom, Inc. dated March 4, 2003	8-K	000-12867	10.1	6/9/03
2.4	Agreement and Plan of Merger, dated December 13, 2004, by and among the Registrant, Topaz Acquisition Corporation and TippingPoint Technologies, Inc.	8-K	000-12867	2.1	12/16/04
3.1	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger	10-Q	002-92053	3.4	10/8/99
3.2	Registrant’s Bylaws, as amended on March 23, 2005	8-K	000-12867	3.1	3/28/05
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	10-Q	000-12867	3.6	10/11/01
4.1	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002	8-A/A	000-12867	4.1	11/27/02
10.1	3Com Corporation 1983 Stock Option Plan, as amended and restated effective September 30, 2001*	10-Q	000-12867	10.1	1/11/02
10.2	3Com Corporation 1984 Employee Stock Purchase Plan, as amended and restated as of July 15, 2003*	10-K	000-12867	10.3	8/1/03
10.3	3Com Corporation Director Stock Option Plan, as amended*	10-Q	000-12867	10.4	10/10/03
10.4	3Com Corporation Restricted Stock Plan, as amended July 1, 2001*	10-K	000-12867	10.6	8/2/02
10.5	3Com Corporation 1994 Stock Option Plan, as amended and restated effective April 30, 2002*	10-K	000-12867	10.7	8/2/02
10.6	3Com Corporation 2003 Stock Plan*	S-8	333-109983	10.1	10/24/03
10.7	Form of Stock Option Agreement for 2003 Stock Plan (Non-Employee Directors)					X
10.8	Form of Stock Option Agreement for 2003 Stock Plan (Employees) *					X
10.9	Form of Performance Accelerated Vesting Restricted Stock Agreement *					X
10.10	Form of Restricted Stock Grant Agreement – Standards 4-Year Vesting *					X
10.11	Employment Agreement with Bruce Claflin, effective as of January 1, 2001*	10-Q	333-34726	10.8	1/16/01
10.12	3Com Section 16 Officer Severance Plan, as amended*					X
10.13	Form of Indemnity Agreement between the Registrant and its officers and directors	S-3/A	333-102591	10.1	4/9/03
10.14	Management Retention Agreement between the Registrant and Bruce Claflin, effective July 15, 2003*	10-Q	000-12867	10.1	1/12/04
10.15	Form of Management Retention Agreement between the Registrant and each of its executive officers (other than Bruce Claflin) *					X
10.16	Office Lease, dated as of November 26, 2002, by and between Marlborough Campus Limited Partnership as landlord and 3Com Corporation as tenant	10-K	000-12867	10.7	8/9/04
10.17	First Amendment to Lease, dated as of November 26, 2002, by and between 3Com Corporation and Marlborough Campus Limited Partnership					X
10.18	Second Amendment to Lease, dated as of November 26, 2002, by and between 3Com Corporation and Marlborough Campus Limited Partnership	10-Q	000-12867	10.2	4/4/05
10.19	Third Amendment to Lease, dated as of July 18, 2005, by and between 3Com Corporation and Marlborough Campus Limited Partnership	8-K	000-12867	10.1	7/22/05
10.20	3Com Corporation Deferred Compensation Plan*	10-K	000-12867	10.23	8/9/04
21.1	Subsidiaries of Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP					X
31.1	Certification of Principal Executive Officer					X
31.2	Certification of Principal Financial Officer					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

* Indicates a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of August, 2005.

3COM CORPORATION
(Registrant)

By /s/	BRUCE L. CLAFLIN
Bruce L. Claflin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 5th day of August, 2005.

Signature	Title

President, Chief Executive Officer
/s/	BRUCE L. CLAFLIN	and Director
	(Bruce L. Claflin)	(Principal Executive Officer)
Executive Vice President, Finance
/s/	DONALD M. HALSTED, III	and Chief Financial Officer
	(Donald M. Halsted, III)	(Principal Financial and Accounting Officer)

/s/	ERIC A. BENHAMOU	Chairman of the Board
(Eric A. Benhamou)

/s/	GARY T. DICAMILLO	Director
(Gary T. DiCamillo)

/s/	JAMES R. LONG	Director
(James R. Long)

/s/	RAJ REDDY	Director
(Raj Reddy)

/s/	JULIE ST. JOHN	Director
(Julie St. John)

/s/	DAVID C. WAJSGRAS	Director
(David C. Wajsgras)

/s/	PAUL G. YOVOVICH	Director
(Paul G. Yovovich)

SCHEDULE II

3Com Corporation

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended May 31, 2003, 2004, and 2005

(In thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Other		Deductions		Balance at End of Period
Year ended May 31, 2003:
Allowance for doubtful accounts	$33,875	$(8,403)	$ -		$ 3,149	(1)	$22,323
Allowance for product returns	9,333	40,439	-		43,964		5,808
Accrued product warranty	53,289	37,695	(4,072	)(2)	42,137		44,775
Year ended May 31, 2004:
Allowance for doubtful accounts	$22,323	$(5,033)	$ -		$ 1,014	(1)	$16,276
Allowance for product returns	5,808	27,216	-		27,107		5,917
Accrued product warranty	44,775	33,695	-		34,645		43,825
Year ended May 31, 2005:
Allowance for doubtful accounts	$16,276	$(2,251)	$ 793	(3)	$ (272	)(1)	$15,090
Allowance for product returns	5,917	20,578	-		21,443		5,052
Accrued product warranty	43,825	30,867	-		32,910		41,782

(1)	Accounts written off - net of recoveries
(2)	Represents net change related to discontinued operations
(3)	Represents reserves related to the TippingPoint acquisition