Form 10-Q
period 2005-09-02
3COM CORP
filed 2005-10-07
CIK 738076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

[ X ]	EXCHANGE ACT OF 1934

For the quarterly period ended September 2, 2005

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

Yes X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

As of September 30, 2005, 386,966,167 shares of the registrant’s common stock were outstanding (excluding 6,381,458 shares held in treasury).

3COM CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 2, 2005

We use a 52 or 53 week fiscal year ending on the Friday nearest to May 31, with each fiscal quarter ending on the Friday generally nearest August 31, November 30 and February 28. For presentation purposes, the periods are shown as ending on August 31, November 30, February 28 and May 31, as applicable.

3Com, the 3Com logo, Digital Vaccine, IntelliJack, NBX, OfficeConnect, SuperStack, TippingPoint Technologies, UnityOne, and XRN are registered trademarks of 3Com Corporation or its subsidiaries. VCX is a trademark of 3Com Corporation. Palm is a trademark of Palm Trademark Holding Company LLC. U.S. Robotics is a registered trademark of U.S. Robotics Corporation. Other product and brand names may be trademarks or registered trademarks of their respective owners.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

3COM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended August 31,
(In thousands, except per share data)	2005	2004

Sales	$ 177,636	$ 162,349
Cost of sales	107,570	100,254
Gross profit	70,066	62,095

Operating expenses:
Sales and marketing	70,118	55,099
Research and development	21,197	22,435
General and administrative	18,213	15,672
Amortization of intangible assets	3,862	1,014
Restructuring charges	3,361	2,784
Total operating expenses	116,751	97,004
Operating loss	(46,685)	(34,909)
(Loss) gain on investments, net	(414)	433
Interest and other income, net	5,989	1,033
Loss before income taxes and equity interest in loss of unconsolidated joint venture	(41,110)	(33,443)
Income tax (provision) benefit	(915)	465
Equity interest in loss of unconsolidated joint venture	(16)	(2,567)
Net loss	$ (42,041)	$ (35,545)

Basic and diluted net loss per share	$ (0.11)	$ (0.09)
Shares used in computing per share amounts:
Basic and diluted	383,760	387,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)	August 31, 2005	May 31, 2005
ASSETS
Current assets:
Cash and equivalents	$ 168,499	$ 268,535
Short-term investments	613,242	575,569
Accounts receivable, less allowance for doubtful accounts ($15,447 and $15,090, respectively)	74,359	61,664
Inventories	34,673	29,311
Other current assets	44,518	42,430
Total current assets	935,291	977,509
Investment in Huawei-3Com joint venture	135,953	135,969
Property and equipment, less accumulated depreciation and amortization ($238,031 and $238,945, respectively)	69,711	69,535
Goodwill	309,121	310,367
Intangible assets, net	62,020	65,882
Deposits and other assets	33,246	33,705
Total assets	$ 1,545,342	$ 1,592,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 92,086	$ 99,632
Accrued liabilities and other	210,866	209,928
Total current liabilities	302,952	309,560
Deferred revenue and long-term obligations	7,552	8,484
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value, 990,000 shares authorized; shares issued: 393,353 and 393,377, respectively	2,299,488	2,302,190
Treasury stock, at cost, 6,532 and 8,135 shares, respectively	(31,962)	(39,821)
Unamortized stock-based compensation	(14,817)	(14,011)
Retained deficit	(1,013,242)	(967,952)
Accumulated other comprehensive loss	(4,629)	(5,483)
Total stockholders’ equity	1,234,838	1,274,923
Total liabilities and stockholders’ equity	$ 1,545,342	$ 1,592,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended August 31,
(In thousands)	2005	2004
Cash flows from operating activities:
Net loss	$ (42,041)	$ (35,545)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	13,129	12,388
Gain on property and equipment	(421)	(2,680)
Purchased in-process research and development	-	1,675
Loss (gain) on investments, net	414	(433)
Equity interest in loss of unconsolidated joint venture	16	2,567
Deferred income taxes	(143)	47
Stock-based compensation expense	1,115	652
Changes in assets and liabilities:
Accounts receivable	(12,695)	2,949
Inventories	(7,497)	2,053
Other assets	(141)	(1,523)
Accounts payable	(7,546)	(12,446)
Accrued liabilities and other	82	(11,792)
Net cash used in operating activities	(55,728)	(42,088)

Cash flows from investing activities:
Purchases of investments	(211,421)	(231,987)
Proceeds from maturities and sales of investments	170,964	211,717
Purchases of property and equipment	(4,288)	(3,450)
Proceeds from sale of property and equipment	-	203
Purchase of technology assets	-	(1,675)
Net cash used in investing activities	(44,745)	(25,192)

Cash flows from financing activities:
Issuances of common stock	655	4,758
Repurchases of common stock	(672)	(73,365)
Net cash used in financing activities	(17)	(68,607)

Effect of exchange rate changes on cash and equivalents	454	(161)

Net change in cash and equivalents during period	(100,036)	(136,048)
Cash and equivalents, beginning of period	268,535	476,274
Cash and equivalents, end of period	$ 168,499	$ 340,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.	BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our financial position as of September 2, 2005 and June 3, 2005, and our results of operations and cash flows for the three months ended September 2, 2005 and August 27, 2004.

We use a 52 or 53 week fiscal year ending on the Friday nearest to May 31. The first quarter of fiscal 2006 ended on September 2, 2005, while the first quarter of fiscal 2005 ended on August 27, 2004, and the fiscal year 2005 ended on June 3, 2005. For convenience, the consolidated financial statements have been shown as ending on the last day of the calendar month. The results of operations for the three months ended September 2, 2005 may not be indicative of the results to be expected for the fiscal year ending June 2, 2006. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 3, 2005.

Certain amounts from prior periods have been restated to conform to the current period presentation. For the Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2004, we concluded that it was appropriate to classify auction rate securities, which are securities with longer stated maturities, but have interest rates that reset similar to short-term securities, as short-term investments. Previously, such investments had been classified as cash and equivalents. These restatements were not material to the financial statements and had no impact on working capital, results of operations or cash flows from operating activities.

Recently issued accounting pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which requires companies to measure and recognize compensation expense for stock-based payments at fair value. SFAS No. 123R was initially effective as of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the SEC issued a rule amending the compliance date which allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we will implement SFAS No. 123R in the reporting period starting June 1, 2006. We are currently evaluating the impact of SFAS No. 123R on our financial position and results of operations. See Note 2 for information related to the pro forma effects on our reported net loss and net loss per share of applying the fair value recognition provisions of the previous SFAS No. 123 to stock-based employee compensation.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - An Interpretation of SFAS No. 143.” This interpretation provides additional guidance as to when companies should record the fair value of a liability for a conditional asset retirement obligation when there is uncertainty about the timing and (or) method of settlement of the obligation. The adoption of FASB Interpretation No. 47 will not have a material impact on our financial statements.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements.

NOTE 2.	STOCK-BASED COMPENSATION

We have stock option plans under which employees and directors may be granted options to purchase common stock. Options generally are granted with exercise prices at not less than the fair market value at the date of the grant, vest annually over two to four years, and expire seven to ten years after the grant date.

We have restricted stock plans under which key employees may be granted shares of common stock that are issued at no cost to the employee and generally vest over a one to four-year period. We have the right to reacquire these shares from an employee if such person’s employment is terminated prior to vesting. We also grant time accelerated restricted stock awards whereby the vesting of shares with a specified time-based vesting may be accelerated if specific performance milestones are achieved.

Additionally, we have an employee stock purchase plan under which eligible employees may authorize payroll deductions of up to ten percent of their compensation, as defined, to purchase common stock at a price of 85 percent of the lower of the fair market value as of the beginning or end of the six-month offering period.

As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” we follow Accounting Principles Board (APB) Opinion 25 and related Interpretations in accounting for stock-based awards to employees. Under APB Opinion 25, compensation expense associated with employee stock awards is measured as the difference, if any, between the price to be paid by an employee and the fair value of the underlying common stock on the grant date, which usually is the measurement date for accounting purposes. Generally, we recognize no compensation expense with respect to stock-based option awards and stock issued under the employee stock purchase plan. However, to the extent that we modify an employee’s stock options subsequent to the grant date (for example, by extending the period of time permitted for exercising a stock option following an employee’s involuntary termination), we record compensation expense attributable to the modifications. Also, we record compensation expense related to restricted stock over the applicable vesting period; such compensation expense is measured as the fair market value of the restricted stock at the date of the grant.

As discussed in Note 1, we will be required to apply SFAS No. 123(R) in the reporting period starting June 1, 2006. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements using a fair value model.

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation.

	Three Months Ended August 31,
(In thousands, except per share amounts)	2005	2004

Net loss as reported	$ (42,041)	$ (35,545)
Add: Stock-based compensation included in reported net loss	1,115	652
Deduct: Total stock-based compensation determined under the fair value-based method, net of related tax effects	(3,644)	(4,512)
Adjusted net loss	$ (44,570)	$ (39,405)

Net loss per share-basic and diluted:
As reported	$ (0.11)	$ (0.09)
Adjusted	$ (0.12)	$ (0.10)

For purposes of this pro forma disclosure, the estimated fair values of employee stock options are assumed to be amortized over the applicable vesting periods, and the estimated fair values of employee stock purchase plan shares are assumed to be amortized over the applicable subscription periods.

The fair values of employee stock options granted during the first quarter of fiscal 2006 and fiscal 2005 have been estimated as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The assumptions used in preparing the estimates and the resulting fair values are shown below:

	Three Months Ended August 31,
	2005	2004

Volatility	46%	57%
Risk-free interest rate	3.9%	3.3%
Dividend yield	0.0%	0.0%
Estimated average life (years after vesting)	1.5	1.5
Fair value per share	$ 1.42	$ 2.24

During the first quarters of fiscal 2006 and fiscal 2005, there were no shares issued under the employee stock purchase plan.

NOTE 3.	STOCK OPTION PLANS

As of August 31, 2005, our outstanding stock options as a percentage of outstanding shares were 16 percent. Stock option activity during the first quarter of fiscal 2006 and stock option detail as of August 31, 2005, were as follows (shares in thousands):

	Number of shares	Weighted Average Exercise Price
Outstanding June 1, 2005	63,359	$ 5.83
Granted	5,241	3.55
Exercised	(454)	1.08
Cancelled	(5,691)	6.28
Outstanding August 31, 2005	62,455	$ 5.64

The following table summarizes information concerning outstanding and exercisable options as of August 31, 2005 (shares in thousands):

	Outstanding Options		Exercisable Options
Range of exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
$ 0.00 – 4.00	18,205	$ 2.43	2,195	$ 1.40
4.01 – 5.00	12,839	4.61	7,988	4.62
5.01 – 6.00	14,702	5.58	12,952	5.62
6.01 – 7.00	3,287	6.23	2,652	6.22
7.01 – 8.00	2,006	7.61	1,559	7.60
$ 8.01 – 22.00	11,416	11.50	11,333	11.52
	62,455	$ 5.64	38,679	$ 7.02

NOTE 4.	ACQUISITION

On January 31, 2005, we completed our acquisition of 100 percent of the outstanding common shares of TippingPoint Technologies, Inc. (TippingPoint) for consideration of $430.0 million, subject to adjustment. This amount excludes the cost of integration, as well as other indirect costs related to the transaction. TippingPoint is a provider of networked-based intrusion prevention systems. The acquisition enabled us to expand our portfolio of secure, converged voice and data networking solutions.

The TippingPoint acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are included in the consolidated balance sheet as of May 31, 2005 and August 31, 2005. The operating results of TippingPoint are included in the consolidated financial statements since the date of acquisition.

The preliminary purchase price is shown below (in millions):

Cash paid for common stock	$ 389.5
Fair value of outstanding stock options assumed	36.1
Acquisition direct costs	4.4
Total purchase price	$ 430.0

In accordance with SFAS No. 141, “Business Combinations,” the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed, including in-process research and development, based on their estimated fair values, and deferred stock compensation was recorded based on intrinsic value in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25.” The excess purchase price over those values is recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, and other information compiled by management, including valuations that utilize established valuation techniques appropriate for the high technology industry. Goodwill recorded as a result of this acquisition is not deductible for tax purposes. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill is not amortized but will be reviewed at least annually for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective estimated useful lives. The total preliminary purchase price has been allocated as follows (in millions):

Net tangible assets assumed	$ 37.4
Amortizable intangible assets:
Existing technology	39.1
Maintenance agreements	19.0
Other	11.8
Total amortizable intangible assets	69.9
In-process research and development	5.1
Deferred compensation on unvested stock options	9.4
Goodwill	308.2
Total purchase price allocation	$ 430.0

The purchase price and related allocation are preliminary and may be revised as a result of adjustments made to the purchase price, additional information regarding liabilities assumed, including contingent liabilities, and revisions of preliminary estimates of fair values made at the date of purchase. During the first quarter of fiscal 2006, we revised the purchase price allocation by increasing net tangible assets assumed and reducing goodwill by approximately $1.3 million. This adjustment related to the revision of an estimate for a contingent liability assumed in the acquisition and has been incorporated into the purchase price allocation above.

Intangible assets include amounts recognized for the fair value of existing technology, maintenance agreements, trade name and trademarks, and non-competition agreements. These intangible assets have a weighted average useful life of approximately five years.

In-process research and development (IPR&D) represents incomplete TippingPoint research and development projects that had not reached technological feasibility and had no alternative future use as of the acquisition date. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirements. At the time of acquisition, TippingPoint had multiple IPR&D efforts under way for certain current and future product lines. The value assigned to IPR&D was determined by considering the importance of each project to our overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects. Purchased IPR&D relates primarily to projects associated with the TippingPoint UnityOne products and Software Management System product, which had not yet reached technological feasibility as of the acquisition date and have no alternative future use. We utilized the multi-period excess earnings method to value the IPR&D, using a discount rate of 20 percent. At the time of acquisition, it was estimated that these development efforts would be completed over the next twelve months at an estimated cost of approximately $10 million. As of August 31, 2005, we expect to complete these projects during fiscal 2006 at an estimated cost of approximately $5 million.

NOTE 5.	RESTRUCTURING CHARGES

In recent fiscal years, we have undertaken several initiatives involving significant changes in our business strategy and cost structure. In fiscal 2001, we began a broad restructuring of our business to enhance the focus and cost effectiveness of our business units in serving their respective markets. These restructuring efforts continued through fiscal 2004. As of August 31, 2005, accrued liabilities related to actions initiated in fiscal 2001, 2002, 2003 and 2004 (the “Fiscal 2001 Actions, “Fiscal 2002 Actions”, “Fiscal 2003 Actions”, and “Fiscal 2004 Actions”) mainly consist of lease obligations associated with vacated facilities.

During the first quarter of fiscal 2006 (the “Fiscal 2006 Actions”) and during fiscal 2005 (the “Fiscal 2005 Actions”), we took the following additional measures to reduce costs:

•	reductions in workforce; and
•	continued efforts to consolidate and dispose of excess facilities.

Restructuring charges related to these various initiatives were $3.4 million in the first quarter of fiscal 2006 and $2.8 million in the first quarter of fiscal 2005. Restructuring charges in the first quarter of fiscal 2006 included $2.0 million for severance and outplacement costs and $1.4 million for facilities-related charges and long-term asset write-downs as we consolidated facilities and vacated leased offices. Restructuring charges in the first quarter of fiscal 2005 included $3.3 million for severance and outplacement costs and $0.5 million for other restructuring costs, primarily costs associated with the termination of service agreements. Restructuring charges in the first quarter of fiscal 2005 also included a net benefit of $1.0 million for facilities-related costs, reflecting a $2.6 million benefit related to fair value adjustments of properties classified as held for sale partially offset by additional charges of $1.6 million related to revisions in estimates of lease obligation costs.

Accrued liabilities associated with restructuring charges are included in the caption “Accrued liabilities and other” in the accompanying condensed consolidated balance sheets. These liabilities are classified as current because we expect to satisfy such liabilities in cash within the next 12 months.

Fiscal 2006 Actions

Activity and liability balances related to the fiscal 2006 restructuring actions are as follows (in thousands):

	Employee Separation Expense	Facilities-related Charges	Total
Balance as of June 1, 2005	$ -	$ -	$ -
Provisions	801	908	1,709
Payments and non-cash charges	(351)	(80)	(431)
Balance as of August 31, 2005	$ 450	$ 828	$ 1,278

Employee separation expenses include severance pay, outplacement services, medical and other related benefits. The reduction in workforce affected employees involved in research and development, sales and marketing, customer support, and general and administrative functions. The total reduction in workforce associated with actions initiated during the first quarter of fiscal 2006 includes approximately 20 employees. Separation payments associated with actions initiated during the first quarter of fiscal 2006 were approximately $0.4 million.

Facilities-related charges included costs associated with vacating leased offices in the first quarter of fiscal 2006. These expenses mainly related to lease obligations and asset write-downs.

Fiscal 2005 Actions

Activity and liability balances related to the fiscal 2005 restructuring actions are as follows (in thousands):

	Employee Separation Expense	Long-term Asset Write-downs	Facilities-related Charges	Other Restructuring Costs	Total
Balance as of June 1, 2005	$ 8,205	$ 255	$ 388	$ 13	$ 8,861
Provisions	1,254	144	33	59	1,490
Payments and non-cash charges	(3,855)	(99)	(91)	(59)	(4,104)
Balance as of August 31, 2005	$ 5,604	$ 300	$ 330	$ 13	$ 6,247

Employee separation expenses include severance pay, outplacement services, medical and other related benefits. The reduction in workforce affected employees involved in research and development, sales and marketing, customer support, general and administrative, and manufacturing functions. Through August 31, 2005, separation payments associated with actions initiated during fiscal 2005 were approximately $3.9 million.

Long-term asset write-downs were associated with assets that no longer support our continuing operations.

Facilities-related charges in the first quarter of fiscal 2006 relating to restructuring actions initiated in fiscal 2005 were the result of a revision of lease obligations.

Other restructuring costs included payments to suppliers and contract termination fees.

We expect to complete any remaining activities related to restructuring actions initiated in fiscal 2005 during fiscal 2006.

Fiscal 2004 Actions

Activity and liability balances related to the fiscal 2004 restructuring actions are as follows (in thousands):

	Long-term Asset Write-downs	Facilities-related Charges	Total
Balance as of June 1, 2005	$ -	$ 993	$ 993
Provisions (benefits)	90	(2)	88
Payments and non-cash charges	(90)	(97)	(187)
Balance as of August 31, 2005	$ -	$ 894	$ 894

Long-term asset write-downs were associated with assets that no longer support our continuing operations.

Facilities-related charges in the first quarter of fiscal 2006 relating to restructuring actions initiated in fiscal 2004 were the result of a revision of lease obligations.

We expect to complete any remaining activities related to restructuring actions initiated in fiscal 2004 during fiscal 2006.

Fiscal 2003 Actions

Activity and liability balances related to the fiscal 2003 restructuring actions are as follows (in thousands):

Facilities-related Charges
Balance as of June 1, 2005	$ 2,187
Benefits	(4)
Payments and non-cash charges	(433)
Balance as of August 31, 2005	$ 1,750

Facilities-related charges in the first quarter of fiscal 2006 relating to restructuring actions initiated in fiscal 2003 were the result of a revision of lease obligations.

We expect to complete any remaining activities related to restructuring actions initiated in fiscal 2003 during fiscal 2006.

Fiscal 2001 and 2002 Actions

Activity and liability balances related to the fiscal 2001 and fiscal 2002 restructuring actions are as follows (in thousands):

	Facilities-related Charges	Other Restructuring Costs	Total
Balance as of June 1, 2005	$ 5,561	$ 5	$ 5,566
Provisions	78	-	78
Payments and non-cash charges	(654)	-	(654)
Balance as of August 31, 2005	$ 4,985	$ 5	$ 4,990

Facilities-related charges in the first quarter of fiscal 2006 relating to restructuring actions initiated in fiscal 2001 and fiscal 2002 were the result of a revision of lease obligations.

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

At the time of formation, we contributed cash of $160.0 million, assets related to our operations in China and Japan, and licenses related to certain intellectual property in exchange for a 49 percent ownership interest. We recorded our initial investment in H-3C at $160.1 million, reflecting our carrying value for the cash and assets contributed. Huawei contributed its enterprise networking business assets - including Local Area Network (LAN) switches and routers; engineering, sales, marketing resources and personnel; and licenses to its related intellectual property - in exchange for a 51 percent ownership interest. Huawei’s contributed assets were valued at $178.2 million at the time of formation. Two years after formation of H-3C, we have the one-time option to purchase an additional two percent ownership interest from Huawei for an amount subject to negotiation by Huawei and us, however, the original agreement provides that the amount shall not exceed $28 million. In April 2005, we informed Huawei that we were interested in beginning negotiations concerning our purchase of such additional ownership interest. We are currently negotiating the terms of this transaction with Huawei, including the purchase price, closing date and other material terms. If this purchase is consummated, we will own a majority interest in the joint venture and if certain criteria of Emerging Issues Task Force No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” are met we expect to consolidate H-3C’s financial statements from the date of acquisition. Our purchase of such shares is subject to regulatory approval by the Chinese government, as well as the successful negotiation of the terms of the purchase between us and Huawei. Although we have begun negotiations with Huawei, there can be no assurance that regulatory approval will be granted, that we will be able to negotiate acceptable terms with Huawei, or that the transaction will be consummated at all. Both partners have the right to purchase all of the other partner’s ownership interest through a bid process at any time after the third anniversary of H-3C’s formation.

We account for our investment by the equity method. Under this method, we record our proportionate share of H-3C’s net income or loss based on the most recently available quarterly financial statements. Since H-3C follows a calendar year basis of reporting, we reported our equity in H-3C’s net loss for H-3C’s fiscal period from April 1, 2005 through June 30, 2005 and April 1, 2004 through June 30, 2004 in our results of operations for the first quarters of fiscal 2006 and fiscal 2005. Prospectively, we will continue to report our equity in H-3C’s net income or loss based on H-3C’s most recent financial statements, two months in arrears.

In determining our share of the net loss of H-3C certain adjustments are made to H-3C’s reported results. These adjustments are made primarily to recognize the value and the related amortization expense associated with Huawei’s contributed assets, as well as to defer H-3C’s sales and gross profit on sales of products sold to us that remained in our inventory at the end of the accounting period

Summarized condensed unaudited financial information for H-3C, adjusted as described above, is as follows (in thousands):

	June 30, 2005	March 31, 2005
Balance Sheet:
Current assets	$ 285,695	$ 259,369
Non-current assets	143,675	149,571
Current liabilities	129,564	109,097
Non-current liabilities	8,866	8,866

	Three Months Ended June 30,
	2005	2004
Statement of Operations:
Sales	$ 95,772	$ 62,700
Gross margin	40,450	24,590
Net loss	(33)	(5,239)

We and H-3C are parties to agreements providing for the sale of certain products between the two companies. During the first quarter of fiscal 2006, we made sales of products to H-3C of $3.2 million and made purchases of products from H-3C of $16.9 million. During the first quarter of fiscal 2005, we made sales of products to H-3C of $3.6 million and made purchases of products from H-3C of $1.9 million. As of August 31, 2005, we had deferred approximately $0.1 million of sales made to H-3C that had not yet been shipped to H-3C’s end customer. In addition, we had trade receivables of $1.5 million as of August 31, 2005 and $1.2 million as of May 31, 2005 and payables of $5.4 million as of August 31, 2005 and $5.7 million as of May 31, 2005 with H-3C, which are included in the captions “Accounts receivable” and “Accounts payable” in the accompanying condensed consolidated balance sheets.

NOTE 7.	COMPREHENSIVE LOSS

The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended August 31,
	2005	2004
Net loss	$ (42,041)	$ (35,545)
Other comprehensive income (loss):
Net unrealized gain on cash flow hedges	-	288
Net unrealized gain on investments	419	264
Change in accumulated translation adjustments	436	(161)
Total comprehensive loss	$ (41,186)	$ (35,154)

NOTE 8.	NET LOSS PER SHARE

Employee stock options and restricted stock totaling 62.5 million shares in the first quarter of fiscal 2006 and 58.1 million shares in the first quarter of fiscal 2005 were not included in the computation of diluted earnings per share as the net loss for these periods would have made their effect anti-dilutive.

NOTE 9.	INVENTORIES

The components of inventories are as follows (in thousands):

	August 31, 2005	May 31, 2005
Finished goods	$ 33,401	$ 27,703
Work-in-process	620	611
Raw materials	652	997
Total	$ 34,673	$ 29,311

NOTE 10.	INTANGIBLE ASSETS, NET

The following table details our purchased intangible assets (in thousands):

	August 31, 2005			May 31, 2005
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Existing technology	$ 74,431	$ (38,587)	$ 35,844	$ 74,431	$ (36,685)	$ 37,746
Maintenance contracts	19,000	(1,847)	17,153	19,000	(1,056)	17,944
Other	12,170	(3,147)	9,023	12,170	(1,978)	10,192
Total	$ 105,601	$ (43,581)	$ 62,020	$ 105,601	$ (39,719)	$ 65,882

During the third quarter of fiscal 2005, we recorded approximately $69.9 million of intangible assets related to the TippingPoint acquisition. See Note 4 for information concerning our TippingPoint acquisition. These amounts were recognized for the fair value of existing technology, maintenance agreements, trade name and trademarks, and non-competition agreements. These intangible assets have a weighted average useful life of approximately five years.

Annual amortization expense related to intangible assets is expected to be as follows (in thousands):

	2006	2007	2008	2009	2010
Amortization expense	$15,177	$13,600	$11,283	$9,683	$9,683

NOTE 11.	ACCRUED WARRANTY AND OTHER GUARANTEES

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

The following table summarizes the activity in the allowance for estimated warranty costs for the first quarters of fiscal 2006 and fiscal 2005 (in thousands):

	Three Months Ended August 31,
	2005	2004
Accrued warranty, beginning of period	$ 41,782	$ 43,825
Cost of warranty claims processed during the period	(7,919)	(9,124)
Provision for warranties related to products sold during the period	6,865	7,896
Accrued warranty, end of period	$ 40,728	$ 42,597

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

NOTE 12.	SEGMENT INFORMATION

We follow SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim reports to shareholders. The method for determining what information to report is based on the way that management organizes the segments within the company for making operating decisions and assessing financial performance. In evaluating financial performance, management uses sales and operating profit as the measure of the segments’ profit or loss. Based on the guidance in SFAS No. 131, we have one operating segment for financial reporting purposes.

We operate in one business segment, which provides secure, converged networking solutions, as well as maintenance and support services, for enterprises and public sector organizations of all sizes.

Sales by geographic area are presented based upon the end customer’s designated delivery point. Sales by geographic area are as follows (dollars in thousands):

	Three Months Ended August 31,
	2005		2004
North America	$ 68,624	39%	$ 60,963	38%
Latin and South America	14,117	8%	12,860	8%
Europe, Middle East and Africa	74,908	42%	67,383	41%
Asia Pacific Rim	19,987	11%	21,143	13%
Total	$ 177,636		$ 162,349

NOTE 13.	LITIGATION

We are a party to lawsuits which arise in the normal course of our business.  Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We believe that we have meritorious defenses in each of the cases set forth below in which we are named as a defendant. An unfavorable resolution of one or more of these lawsuits could adversely affect our business, financial position, or results of operations. We cannot estimate the loss or range of loss that may be reasonably possible for any of the contingencies described and, accordingly, we have not recorded any associated liabilities in our condensed consolidated balance sheets.

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

On December 5, 2001, TippingPoint and two of its current and former officers and directors, as well as the managing underwriters in TippingPoint’s initial public offering, were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit, which is part of a consolidated action that includes over 300 similar actions, is captioned In re Initial Public Offering Securities Litigation, Brian Levey vs. TippingPoint Technologies, Inc., et al. (Civil Action Number 01-CV-10976). The principal allegation in the lawsuit is that the defendants participated in a scheme to manipulate the initial public offering and subsequent market price of TippingPoint’s stock (and the stock of other public companies) by knowingly assisting the underwriters’ requirement that certain of their customers had to purchase stock in a specific initial public offering as a condition to being allocated shares in the initial public offerings of other companies. In relation to TippingPoint, the purported plaintiff class for the lawsuit is comprised of all persons who purchased TippingPoint stock from March 17, 2000 through December 6, 2000. The suit seeks rescission of the purchase prices paid by purchasers of shares of TippingPoint common stock. On September 10, 2002, TippingPoint’s counsel and counsel for plaintiffs entered into an agreement pursuant to which the plaintiffs dismissed, without prejudice, TippingPoint’s former and current officers and directors from the lawsuit. In May 2003, a memorandum of understanding was executed by counsel for plaintiffs, the issuer-defendants and their insurers setting forth the terms of a settlement that would result in the termination of all claims brought by the plaintiffs against the issuer-defendants and the individual defendants named in the lawsuit. In August 2003, TippingPoint’s Board of Directors approved the settlement terms described in the memorandum of understanding. In May 2004, TippingPoint signed a settlement agreement on behalf of itself and its current and former directors and officers with the plaintiffs. This settlement agreement formalizes the previously approved terms of the memorandum of understanding and, subject to certain conditions, provides for the complete dismissal, with prejudice, of all claims against TippingPoint and its current and former directors and officers. Any direct financial impact of the settlement is expected to be borne by TippingPoint’s insurers. On August 31, 2005, the court issued its preliminary approval of the settlement terms. The settlement remains subject to numerous conditions, including final approval by the court. There can be no assurance that such conditions will be met. If the court rejects the settlement agreement, in whole or in part, or the settlement does not occur for any other reason and the litigation against TippingPoint continues, we intend to defend this action vigorously, and to the extent necessary, to seek indemnification and/or contribution from the underwriters in TippingPoint’s initial public offering pursuant to its underwriting agreement with the underwriters. However, there can be no assurance that indemnification or contribution will be available to TippingPoint or enforceable against the underwriters.

NOTE 14.	SUBSEQUENT EVENT

On September 28, 2005, our shareholders approved amendments to the 3Com Corporation 2003 Stock Plan (the “2003 Stock Plan”) which (i) increased by 30.0 million the number of shares of common stock available for grant under the 2003 Stock Plan; (ii) increased the number of shares which may be issued pursuant to awards with an exercise or purchase price less than the fair market value of such shares (for example, restricted stock and restricted stock units) to 100% of the total authorized shares under the 2003 Stock Plan; (iii) changed the manner in which the number of shares eligible for issuance under the 2003 Stock Plan is determined; and (iv) prohibits us from purchasing previously issued awards without stockholder approval.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the condensed consolidated financial statements and the related notes that appear elsewhere in this document.

This quarterly report on Form 10-Q contains forward-looking statements. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

•	Our prospects and opportunities for future growth;
•	Sales through our largest distributors;
•	Our joint venture with Huawei Technologies, Ltd.
•	Accounting treatment related to our potential acquisition of an additional two percent ownership interest in our joint venture with Huawei Technologies, Ltd.;
•	Expected benefits from our acquisition of TippingPoint Technologies, Inc.
•	The environment for enterprise networking equipment;
•	Our goals for sales growth, gross margin expansion and profitability;
•	The competitive pricing environment;
•	The advanced nature and ready availability of merchant silicon, which allows low-end competitors to deliver feature rich products;
•	Our projections for a net loss and negative cash flow for the second quarter of fiscal 2006;
•	Execution of our business plan to grow sales;
•	The dependence of our future success on sales of our enterprise networking products;
•	Expansion of our product lines targeting medium- to large-sized enterprise customers, our largest growth opportunities;
•	Our focus on our customer facing capabilities;
•	Our objective of being a leading provider of secure, converged network solutions for small, medium and large enterprises;
•	Future restructurings of our business;
•	The decline in sales of our desktop, mobile and server connectivity products;
•	Cash flow from operating activities and our ability to satisfy anticipated cash requirements for the next twelve months;
•	Improvements in our net cash flow from operations resulting from our restructuring actions;
•	Strategic investments, including capital call payments to certain venture capital funds;
•	Sources of competition, including Huawei Technologies, Ltd.;
•	Our restructuring and cost-reduction efforts, including workforce reductions and the effect on employees;
•	Acquisitions of companies or technologies;
•	Our reliance on strategic relationships, including our joint venture with Huawei Technologies, Ltd.;
•	Outsourcing of some of our functions and dependence on contract manufacturing;
•	Industry trends and our response to those trends;
•	Outcome and effect of current and potential and future litigation;
•	Protection and enforcement of intellectual property rights; and
•	Our common stock, including trading price, dividends, and repurchases.

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

Our long-term technology-based strategy centers on enterprises and public sector organizations migrating to secure Internet Protocol (IP) based infrastructures that deliver converged voice and data applications. Our products and services can generally be classified in the following categories:

•	Security (including management);
•	Voice over IP (VoIP) Telephony;
•	Networking (including infrastructure and management);
•	Services; and
•	Desktop, mobile and server connectivity.

We have undergone significant changes in recent years, including:

•	significant headcount reductions;
•	restructuring activities which included outsourcing of information technology, all manufacturing activity, and other functions, and selling excess facilities;
•	significant changes to our executive leadership;
•	forming the Huawei-3Com joint venture (H-3C);
•	acquiring TippingPoint Technologies, Inc.; and
•	realigning our sales and marketing channels and expenditures.

We believe a review of some of these significant recent events is helpful to an understanding of our operating results.

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

During the past year, we undertook several actions that we believe will enhance our competitiveness, execution and profitability over the longer term. We are implementing a strategy to compete in all sizes of the enterprise networking market, through the following:

•	continued advances in products;
•	increased focus on our customer facing capabilities in the areas of sales and marketing; and
•	service improvements.

We have introduced multiple new products targeted at the large enterprise market, including modular switches and routers sourced from our joint venture, Huawei-3Com (H-3C), as well as VoIP, security and wireless solutions. We also continue to develop solutions for the small to medium enterprise market, including VoIP, smart switches, and Power over Ethernet technology.

We have increased our focus on sales and marketing activities. Current initiatives include developing an expanded set of enterprise class channels to support effective sales into the large enterprise market, and implementing marketing programs that we believe will improve our effectiveness and productivity in our existing channels, particularly those that target small and medium-sized businesses. In the second quarter of fiscal 2005, we made investments to provide expanded service offerings on a global basis for enterprise customers.

On November 17, 2003, we formed H-3C, which is domiciled in Hong Kong and has its principal operating center in Hangzhou, China. We contributed $160.0 million in cash, assets related to our operations in China and Japan, and licenses to intellectual property related to those operations in exchange for a 49 percent ownership interest of the joint venture. In the first quarter of fiscal 2005, we expanded the joint venture’s market to include Hong Kong in addition to China and Japan. We expect this venture to provide three key benefits to us – an expanded product line, access to low cost and highly effective engineering talent, and a significant presence in the China, Japan, and Hong Kong markets.

In April 2005, we informed Huawei that we were interested in beginning negotiations concerning our one-time option to purchase an additional two percent ownership interest from Huawei for an amount subject to negotiation by Huawei and us, however, the original agreement provides that the amount shall not exceed $28 million. We are currently negotiating the terms of this transaction with Huawei, including the purchase price, closing date and other material terms. If this purchase is consummated, we will own a majority interest in the joint venture and if certain criteria of Emerging Issues Task Force No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” are met we expect to consolidate H-3C’s financial statements from the date of acquisition. Our purchase of such shares is subject to regulatory approval by the Chinese government, as well as the successful negotiation of the terms of the purchase between us and Huawei. Although we have begun negotiations with Huawei, there can be no assurance that regulatory approval will be granted, that we will be able to negotiate acceptable terms with Huawei, or that the transaction will be consummated at all. Both partners have the right to purchase all of the other partner’s ownership interest through a bid process at any time after the third anniversary of H-3C’s formation.

Summary of First Quarter Fiscal 2006 Financial Performance

•	Our sales in the first quarter of 2006 were $177.6 million, compared to sales of $162.3 million in the first quarter of fiscal 2005, an increase of $15.3 million, or 9.4 percent.
•	Our gross margin improved from 38.2 percent in the first quarter of fiscal 2005 to 39.4 percent in the first quarter of fiscal 2006.
•	Our operating expenses in the first quarter of fiscal 2006 were $116.8 million, compared to $97.0 million in the first quarter of fiscal 2005, a net increase of $19.8 million, or 20.4 percent.
•	Our net loss in the first quarter of fiscal 2006 was $42.0 million compared to a net loss of $35.5 million in the first quarter of fiscal 2005.
•

Our balance sheet remains strong with cash and short-term investment balances of $781.7 million as of August 31, 2005, compared to cash and short-term investment balances of $844.1 million at the end of fiscal 2005.

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

Based on our current projections for the second quarter of fiscal 2006, we expect that we will incur a net loss and negative cash flow from operations for the quarter. Our key focus for the remainder of fiscal 2006 is on execution of our business plan to enhance our go-to market capabilities and grow sales. During the remainder of fiscal 2006, we will continue to face significant challenges with respect to sales growth, gross margin and profitability. Future sales growth for our company depends on increased sales of our enterprise networking products, and our largest growth opportunity continues to be linked to the expansion of our product lines targeting medium to large enterprise customers. In order to achieve our sales goals for the remainder of fiscal 2006, it is imperative that we continue to enhance the features and capabilities of these products in a timely manner in order to expand our addressable market opportunities, distribution channels and market competitiveness. Also, we expect a very competitive pricing environment for the foreseeable future; this will exert downward pressure on our sales, gross margin and profitability.

In an effort to improve our operating efficiencies, on September 22, 2005, we committed to various restructuring activities, including the consolidation of certain domestic and international facilities and related headcount reductions. We are also currently evaluating our investment in headcount and discretionary program spending which may result in further restructuring activities. At this time, we are unable to make a final determination of the size and scope of this restructuring. However, we expect restructuring charges associated with the implementation of the actions committed to on September 22, 2005 to be approximately $4 million, primarily related to cash expenditures for severance of terminated employees. We also estimate that we will incur approximately $3 million of costs associated with consolidation of the impacted facilities and organizations.

Our planned actions for the remainder of fiscal 2006 are based on certain assumptions concerning the overall economic outlook for the markets in which we operate, the expected demand for enterprise networking products, our ability to compete effectively and gain market share, and the cost and expense structure of our business. These assumptions could prove to be inaccurate. If current economic conditions deteriorate, or if our planned actions are not successful in achieving our goals, there could be additional adverse impacts on our financial position, sales, profitability or cash flows. In that case, we might need to modify our strategic focus and restructure our business to realign our resources and achieve additional cost and expense savings.

We are committed to our objective of being a leading provider of secure, converged networking solutions for small, medium and large enterprises. We believe that our recent initiatives and our business strategy are consistent with our goals of growth and profitability over the longer term.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2005.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2005 AND 2004

The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended August 31,
	2005	2004
Sales	100.0%	100.0%
Cost of sales	60.6	61.8
Gross profit margin	39.4	38.2
Operating expenses:
Sales and marketing	39.5	33.9
Research and development	11.9	13.8
General and administrative	10.3	9.7
Amortization of intangible assets	2.2	0.6
Restructuring charges	1.9	1.7
Total operating expenses	65.7	59.7
Operating loss	(26.3)	(21.5)
(Loss) gain on investments, net	(0.2)	0.3
Interest and other income, net	3.4	0.6
Loss before income taxes and equity interest	(23.1)	(20.6)
Income tax (provision) benefit	(0.5)	0.3
Equity interest in loss of unconsolidated joint venture	(0.0)	(1.6)
Net loss	(23.7)%	(21.9)%

Sales

Sales by major product categories are as follows (dollars in millions):

	Three Months Ended August 31,
	2005		2004
Security	$ 16.9	9%	$ 3.2	2%
VoIP Telephony	15.4	9%	10.8	7%
Networking	127.0	72%	125.0	77%
Services	7.8	4%	7.8	5%
Desktop, mobile and server connectivity	10.5	6%	15.5	9%
Total	$ 177.6		$ 162.3

Security revenue includes our TippingPoint products and services, as well as other security products, such as our embedded firewall. Sales of our security products increased $13.7 million in the first quarter of fiscal 2006 compared to the same period for the previous fiscal year. This increase is primarily attributable to inclusion of TippingPoint’s sales in the first quarter of fiscal 2006. In addition, sales of our embedded firewall products increased in the first quarter of fiscal 2006, especially within the governmental sector.

Voice revenue includes our VCX and NBX VoIP product lines. Sales of our VoIP telephony products in the first quarter of fiscal 2006 increased $4.6 million, or 43 percent, from the first quarter of fiscal 2005. This increase is primarily attributable to growth in demand for our NBX products as well as a shift in focus to larger contracts. VCX products also contributed to the increase in VoIP telephony sales in the first quarter of fiscal 2006 when compared to the corresponding period in the previous fiscal year.

Networking revenue includes sales of the H-3C sourced enterprise products, our Layer 2 and Layer 3 stackable 10/100/1000 gigabit managed switching lines, wireless and our Office Connect and baseline-branded small to medium sized enterprise market products. Sales of our networking products in the first quarter of fiscal 2006 increased $2.0 million, or 2 percent, from the first quarter of fiscal 2005. This increase was due primarily to growth in H-3C sourced products sold by 3Com in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. This growth resulted from the introduction of the 5500 line of Layer 3 switches as well as growth in our modular core and router products.

Services revenue includes professional services and maintenance contracts, excluding TippingPoint maintenance, which is included in security. Services revenue in the first quarter of fiscal 2006 was consistent with the corresponding period in the previous fiscal year.

Desktop, mobile and server connectivity revenue includes our traditional network interface card, personal computer card, and min-peripheral component interconnect form factors. Sales of our desktop, mobile and server connectivity products in the first quarter of fiscal 2006 decreased $5.0 million, or 32 percent, from the first quarter of fiscal 2005. This decrease is the result of lower unit demand for these products, reflecting the continued shift in technology from these products to PC chipsets with embedded networking technology. We expect sales from desktop, mobile and server connectivity products to continue to decline primarily due to reduced demand for these products.

Gross Margin

Gross margin as a percentage of sales was 39.4 percent in the first quarter of fiscal 2006 compared to 38.2 percent in the first quarter of fiscal 2005. Gross margin improved due to several factors, as follows:

Current Quarter
Royalty agreement	1.6%
Warranty expenses	0.9
Pricing, product mix and other costs	(1.3)
Total	1.2%

•

We paid royalties to certain suppliers in the first quarter of fiscal 2005, which were not incurred in the first quarter of fiscal 2006. In addition, we recognized approximately $1.7 million of royalty revenue with associated costs of $0.3 million in the first quarter of fiscal 2006. We did not recognize royalty revenue or associated expenses in the first quarter of fiscal 2005.

•	Warranty costs decreased in the first quarter of fiscal 2006 compared to the prior year quarter, primarily due to a reduction in returned materials.
•

An increase in distributor rebate programs, lower average selling prices, and, to a lesser extent, an unfavorable shift in product mix had an adverse impact on gross margin in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. Partially offsetting these items was a favorable impact on gross margin from the inclusion of TippingPoint’s results of operations in the first quarter of fiscal 2006.

Operating Expenses

(Dollars in millions)	Three Months Ended August 31,		Change
	2005	2004	$	%
Sales and marketing	$ 70.1	$ 55.1	$ 15.0	27%
Research and development	21.2	22.4	(1.2)	(6)%
General and administrative	18.2	15.7	2.5	16%
Amortization of intangible assets	3.9	1.0	2.9	281%
Restructuring	3.4	2.8	0.6	21%
Total	$ 116.8	$ 97.0	$ 19.8	20%

Sales and Marketing. The most significant factors in the $15.0 million increase in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 were the inclusion of TippingPoint’s expenses in the current fiscal period, increased marketing program activity, and an increase in investments in advertising campaigns. Partially offsetting these items was approximately $3 million of commission expense reductions in the first quarter of fiscal 2006.

Research and Development. The most significant factors in the $1.2 million decrease were reduced workforce expenses as a result of restructuring activities and movement towards lower cost geographies. Partially offsetting these expense reductions in the first quarter of fiscal 2006 was the inclusion of TippingPoint’s expenses in the current period. In addition, we purchased $1.7 million of in-process research and development expenses related to technology assets during the first quarter of fiscal 2005.

General and Administrative. The most significant factors in the $2.5 million increase in the first quarter of fiscal 2006 were the inclusion of TippingPoint’s expenses in the current period and a contract termination fee of approximately $1.3 million related to one of our outsourcing agreements. Partially offsetting these items were reduced workforce-related expenses due to our restructuring initiatives and reduced IT and facilities-related expenses in the first quarter of fiscal 2006.

Amortization of Intangible Assets. Amortization of intangible assets increased due to $69.9 million of purchased intangibles acquired in the TippingPoint acquisition in the third quarter of fiscal 2005 that are being amortized on a straight-line basis over their estimated useful lives of between two and six years.

Restructuring Charges. Restructuring charges in the first quarter of fiscal 2006 included $2.0 million for severance and outplacement costs and $1.4 million for facilities-related charges and long-term asset write-downs as we consolidated facilities and vacated leased offices.

Restructuring charges in the first quarter of fiscal 2005 included $3.3 million for severance and outplacement costs and $0.5 million for other restructuring costs, primarily costs associated with the termination of service agreements. Restructuring charges in the first quarter of fiscal 2005 also included a net benefit of $1.0 million for facilities-related costs, reflecting a $2.6 million benefit related to fair value adjustments of properties classified as held for sale partially offset by additional charges of $1.6 million related to revisions in estimates of lease obligation costs.

(Loss) Gain on Investments, Net

Net losses on investments were $0.4 million in the first quarter of fiscal 2006, reflecting a net loss due to fair value adjustments of investments in limited partnership venture capital funds. In the first quarter of fiscal 2005, net gains on investments were $0.4 million, reflecting $0.6 million of gains recognized upon the sale of an investment in a privately-held company partially offset by $0.2 million of losses due to fair value adjustments of investments in limited partnership venture capital funds.

Interest and Other Income, Net

Interest and other income, net, was $6.0 million in the first quarter of fiscal 2006, an increase of $5.0 million compared to $1.0 million in the first quarter of fiscal 2005. Interest and other income, net for the first quarter of fiscal 2005 included a $2.4 million provision for unrecoverable Value Added Tax for prior years as a result of an unfavorable tax authority ruling. The remaining increase of approximately $2.6 million was primarily attributable to higher interest rates applicable to short-term investments and a reduction in interest expense due to the expiration of our revolving credit facility in November 2004 according to its terms.

Income Tax (Provision) Benefit

Our income tax provision was $0.9 million for the first quarter of fiscal 2006 compared to an income tax benefit of $0.5 million for the first quarter of fiscal 2005. Our income tax provision in the first quarter of fiscal 2006 was the result of providing for taxes in certain state and foreign jurisdictions. The net benefit in the first quarter of fiscal 2005 reflected a $0.9 million provision for income taxes in certain state and foreign jurisdictions more than offset by the benefit of $1.4 million associated with favorable resolution of an income tax audit in a foreign jurisdiction that had been pending for several years.

We have tax contingency reserves which relate to activities occurring throughout the world. These reserves also include potential exposures which relate to periods in which we were much larger in terms of our assets and annual revenues. We continue to work with tax advisors and tax authorities to resolve open matters and close tax audits and inquiries.

We establish reserves for these matters when it appears probable that an assessment will be received. These reserves, once established, are maintained until such time as a definitive agreement with the tax authorities is reached or the year in question is closed for tax audit purposes. We believe the reserves provided are adequate for any potential cash payment which may be required. We currently have a number of audits and negotiations in process throughout the world the outcomes of which could potentially require significant adjustments to these reserves.

Equity Interest in Loss of Unconsolidated Joint Venture

We account for our investment in H-3C by the equity method. In the first quarter of fiscal 2006, we recorded an insignificant change representing our share of the net loss from operations incurred by H-3C from April 1, 2005 through June 30, 2005. In the first quarter of fiscal 2005, we recorded a loss of $2.6 million representing our share of the net loss from operations incurred by H-3C from April 1, 2004 through June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents and short-term investments as of August 31, 2005 were $781.7 million, a decrease of approximately $62.4 million compared to the balance of $844.1 million as of May 31, 2005.

The following table shows the major components of our statements of cash flows for the first quarters of fiscal 2006 and 2005:

(In millions)	Three Months Ended August 31,
	2005	2004
Cash and equivalents, beginning of period	$ 268.5	$ 476.3
Net cash used in operating activities	(55.7)	(42.1)
Net cash used in investing activities	(44.8)	(25.2)
Net cash used in financing activities	-	(68.6)
Other	0.5	(0.2)
Cash and equivalents, end of period	$ 168.5	$ 340.2

Net cash used in operating activities was $55.7 million in the first quarter of fiscal 2006, primarily reflecting our net loss of $42.0 million and approximately $12 million for payments of royalties to certain suppliers, which represents the final payments under those agreements. We expect that cash flows from operating activities will be negative during the second quarter of fiscal 2006, and possibly longer, primarily due to continuing net losses. There can be no assurances that we can reduce our net losses and negative cash flow in the foreseeable future, or that we can raise capital as needed to fund our operations on an ongoing basis. However, based on current business conditions and our current operating and financial plans, but subject to the discussion in Business Environment and Industry Trends below, we believe that our existing cash and equivalents and short-term investments will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months. We expect the aforementioned fiscal 2006 restructuring actions and related charges to result in an improvement to our cash flow from operations of approximately $1 million per quarter for the remainder of fiscal 2006. This improvement excludes the impact of cash disbursements to be made in settlement of liabilities accrued as of August 31, 2005.

In April 2005, we informed Huawei that we were interested in beginning negotiations concerning our one-time option to purchase an additional two percent ownership interest from Huawei for an amount subject to negotiation by Huawei and us, however, the original agreement provides that the amount shall not exceed $28 million. We are currently negotiating the terms of this transaction with Huawei, including the purchase price, closing date and other material terms. If this purchase is consummated, we will own a majority interest in the joint venture and if certain criteria of Emerging Issues Task Force No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” are met we expect to consolidate H-3C’s financial statements from the date of acquisition.

Net cash used in investing activities was $44.8 million for the first quarter of fiscal 2006, including approximately $40.5 million of net outflows related to purchases, sales and maturities of investments, and $4.3 million of outflows related to purchases and sales of fixed assets. We made investments totaling $210.7 million in the first quarter of fiscal 2006 in municipal and corporate bonds and government agency instruments, as well as investments totaling $0.7 million in equity securities. Proceeds from maturities and sales of municipal and corporate bonds and government agency instruments were $170.9 million in the first quarter of fiscal 2006.

We selectively make strategic investments in privately held companies and in limited partnership venture capital funds, which in turn invest in privately held companies. These investment activities are entered into with the intention of complementing our business strategies and research and development efforts, and may include a strategic commercial or technology relationship, such as a component supply agreement or technology license arrangement, with these privately held companies. We made strategic investments of $0.6 million in the first quarter of fiscal 2006 and have committed to make additional capital contributions to venture capital funds totaling $5.7 million. We are contractually obligated to provide funding upon calls for capital. The expiration dates for such capital calls are generally five to eight years from the inception of the fund, and the amounts and timing of such calls during that period are at the discretion of the funds’ general partners. We estimate that we will pay approximately $3.2 million over the next 12 months as capital calls are made.

Net cash used in financing activities was insignificant in the first quarter of fiscal 2006. During the first quarter of fiscal 2006, we repurchased approximately $0.7 million shares of restricted stock awards upon vesting from employees to satisfy the tax withholding obligations that arise in connection with such vesting. This was partially offset by proceeds of approximately $0.6 million from issuances of our common stock. On March 23, 2005, our Board of Directors approved a stock repurchase program providing for expenditures of up to $100.0 million through March 31, 2007. Under the stock repurchase program, we may repurchase shares of our common stock having an aggregate purchase price of up to $100.0 million in the open market, in privately negotiated transactions with shareholders or using derivative transactions; provided, however, that all repurchases must be pre-approved by the Audit and Finance Committee of the Board of Directors. There is no requirement that we repurchase shares under the program and the program may be discontinued at any time.

During fiscal 2005, we entered into an agreement facilitating the issuance of standby letters of credit and bank guarantees required in the normal course of business. As of August 31, 2005, such bank-issued standby letters of credit and guarantees totaled $6.8 million, including $6.1 million relating to potential foreign tax, custom, and duty assessments.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which requires companies to measure and recognize compensation expense for stock-based payments at fair value. SFAS No. 123R was initially effective as of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the SEC issued a rule amending the compliance date which allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we will implement SFAS No. 123R in the reporting period starting June 1, 2006. We are currently evaluating the impact of SFAS No. 123R on our financial position and results of operations. See Note 2 to the Notes to the Condensed Consolidated Financial Statements for information related to the pro forma effects on our reported net loss and net loss per share of applying the fair value recognition provisions of the previous SFAS No. 123 to stock-based employee compensation.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - An Interpretation of SFAS No. 143.” This interpretation provides additional guidance as to when companies should record the fair value of a liability for a conditional asset retirement obligation when there is uncertainty about the timing and (or) method of settlement of the obligation. The adoption of FASB Interpretation No. 47 will not have a material impact on our financial statements.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements.

BUSINESS ENVIRONMENT AND INDUSTRY TRENDS

Industry trends and specific risks may affect our future business and results.  The matters discussed below could cause our future results to differ from past results or those described in forward-looking statements and could have a material adverse effect on our business, financial condition, results of operations and stock price.

We have incurred significant net losses in recent fiscal periods, including $42 million for the first quarter of fiscal 2006, $196 million for fiscal 2005, and $349 million for fiscal 2004, and we may not be able to return to profitability.

We incurred a net loss of $42 million for the first quarter of fiscal 2006, $196 million for fiscal 2005, and $349 million for fiscal 2004.  Although we are taking steps designed to improve our results of operations, we cannot assure you that we will return to profitability.

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

We have announced alliances with third parties, such as Aspect Communications Corporation, Crossbeam Systems, Inc., Electronic Data Systems Corporation, Trapeze Networks and Siemens Business Services.  Our relationship with Crossbeam Systems, Inc. terminated. Others, such as our strategic relationship with Electronic Data Systems Corporation, have not produced the benefit we had initially anticipated. In the future, we expect to evaluate other possible strategic relationships, including joint ventures and other types of alliances, and we may increase our reliance on such strategic relationships to broaden our sales channels, complement internal development of new technologies and enhancement of existing products, and exploit perceived market opportunities.

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

The enterprise networking industry in which we compete is characterized by rapid changes in technology and customer requirements and evolving industry standards.  As a result, our success depends on:

•	the convergence of technologies, such as voice, data and video on single, secure networks;
•	the timely adoption and market acceptance of industry standards, and timely resolution of conflicting U.S. and international industry standards; and
•	our ability to influence the development of emerging industry standards and to introduce new and enhanced products that are compatible with such standards.

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

We distribute many of our products through two-tier distribution channels that include distributors, systems integrators and VARs.  A significant portion of our sales is concentrated among a few distributors; our two largest distributors accounted for a combined 36 percent of total sales for the first quarter of fiscal 2006, a combined 34 percent of total sales for fiscal 2005 and a combined 33 percent of total sales for fiscal 2004.  If either of these distributors reduces its business with us, our sales and overall results of operations could be adversely affected.

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

We hold marketable equity traded securities that have a brief trading history and are highly subject to market price volatility. Equity security price fluctuations of plus or minus 50 percent would not have a material impact on the value of these securities as of August 31, 2005.

There have been no material changes in market risk exposures from those disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

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

PART II.	OTHER INFORMATION

ITEM 1.	LITIGATION

The information set forth in Note 13 to the Notes to the Condensed Consolidated Financial Statements is incorporated by reference herein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the fourth quarter of fiscal 2005, our Board of Directors approved a stock repurchase program that authorizes expenditures of up to $100.0 million and is effective for a two-year period through March 31, 2007. We did not repurchase shares of our common stock pursuant to this authorization in the first quarter of fiscal 2006. However, we may use cash to repurchase shares in future periods. In addition, upon vesting of restricted stock awards, employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting.

The following table summarizes repurchases of our stock, including shares returned to satisfy tax withholding obligations, in the quarter ended September 2, 2005:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 4, 2005 through July 3, 2005	-		$-	-	$100,000,000
July 4, 2005 through August 3, 2005	8,730	(2)	3.62	-	$100,000,000
August 4, 2005 through September 2, 2005	-		-	-	$100,000,000

Total	8,730		$3.62	-	$100,000,000

(1)

On March 23, 2005, our Board of Directors approved a new stock repurchase program providing for expenditures of up to $100.0 million through March 31, 2007, provided that all repurchases are pre-approved by the Audit and Finance Committee of the Board of Directors.

(2)	Represents shares returned to us to satisfy tax withholding obligations that arose upon the vesting of restricted stock awards.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	002-92053	2.1	4/4/00
2.2	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.	10-Q	002-92053	2.11	4/4/00
2.3	Agreement and Plan of Merger, dated December 13, 2004, by and among the Registrant, Topaz Acquisition Corporation and TippingPoint Technologies, Inc.	8-K	000-12867	2.1	12/16/04
3.1	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger	10-Q	002-92053	3.4	10/8/99
3.2	Registrant’s Bylaws, as amended on March 23, 2005	8-K	000-12867	3.1	3/28/05
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	10-Q	000-12867	3.6	10/11/01
4.1	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002	8-A/A	000-12867	4.1	11/27/02
10.1	3Com Section 16 Officer Severance Plan, as amended *	10-K	000-12867	10.12	8/05/05
10.2	Third Amendment to Lease, dated as of July 18, 2005, by and between 3Com Corporation and Marlborough Campus Limited Partnership	8-K	000-12867	10.1	7/22/05
31.1	Certification of Principal Executive Officer					X
31.2	Certification of Principal Financial Officer					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

* Indicates a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3Com Corporation
(Registrant)

Dated:	October 7, 2005	By:	/s/	DONALD M. HALSTED, III
Donald M. Halsted, III
Executive Vice President, Finance and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	002-92053	2.1	4/4/00
2.2	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.	10-Q	002-92053	2.11	4/4/00
2.3	Agreement and Plan of Merger, dated December 13, 2004, by and among the Registrant, Topaz Acquisition Corporation and TippingPoint Technologies, Inc.	8-K	000-12867	2.1	12/16/04
3.1	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger	10-Q	002-92053	3.4	10/8/99
3.2	Registrant’s Bylaws, as amended on March 23, 2005	8-K	000-12867	3.1	3/28/05
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	10-Q	000-12867	3.6	10/11/01
4.1	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002	8-A/A	000-12867	4.1	11/27/02
10.1	3Com Section 16 Officer Severance Plan, as amended *	10-K	000-12867	10.12	8/05/05
10.2	Third Amendment to Lease, dated as of July 18, 2005, by and between 3Com Corporation and Marlborough Campus Limited Partnership	8-K	000-12867	10.1	7/22/05
31.1	Certification of Principal Executive Officer					X
31.2	Certification of Principal Financial Officer					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

* Indicates a management contract or compensatory plan