Form 10-Q
period 2005-12-02
3COM CORP
filed 2006-01-06
CIK 738076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

[ X ]	THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 2, 2005

OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

[	]	THE SECURITIES EXCHANGE ACT OF 1934

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

As of December 30, 2005, 390,611,467 shares of the registrant’s common stock were outstanding (excluding 2,712,588 shares held in treasury).

3COM CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 2, 2005

We use a 52 or 53 week fiscal year ending on the Friday nearest to May 31, with each fiscal quarter ending on the Friday generally nearest August 31, November 30 and February 28. For presentation purposes, the periods are shown as ending on August 31, November 30, February 28 and May 31, as applicable.

3Com, the 3Com logo, NBX, OfficeConnect, TippingPoint Technologies, and UnityOne are registered trademarks of 3Com Corporation or its subsidiaries. VCX is a trademark of 3Com Corporation. Other product and brand names may be trademarks or registered trademarks of their respective owners.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

3COM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(In thousands, except per share data)	2005	2004	2005	2004

Sales	$ 184,332	$ 151,068	$ 361,968	$ 313,417
Cost of sales	110,017	98,377	217,587	198,631
Gross profit	74,315	52,691	144,381	114,786

Operating expenses:
Sales and marketing	67,694	59,394	137,812	114,493
Research and development	23,225	22,164	44,422	44,599
General and administrative	18,292	14,385	36,505	30,057
Amortization and write-down of intangible assets	3,862	2,175	7,724	3,189
Restructuring charges	3,468	4,497	6,829	7,281
Total operating expenses	116,541	102,615	233,292	199,619
Operating loss	(42,226)	(49,924)	(88,911)	(84,833)
Gain (loss) on investments, net	3,511	(351)	3,097	82
Interest and other income, net	7,117	4,781	13,106	5,814
Loss before income taxes and equity interest in loss of unconsolidated joint venture	(31,598)	(45,494)	(72,708)	(78,937)
Income tax benefit (provision)	21,893	(1,008)	20,978	(543)
Equity interest in loss of unconsolidated joint venture	(995)	(2,309)	(1,011)	(4,876)
Net loss	$ (10,700)	$ (48,811)	$ (52,741)	$ (84,356)

Basic and diluted net loss per share	$ (0.03)	$ (0.13)	$ (0.14)	$ (0.22)
Shares used in computing per share amounts:
Basic and diluted	385,442	378,694	384,601	383,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)	November 30, 2005	May 31, 2005
ASSETS
Current assets:
Cash and equivalents	$ 252,334	$ 268,535
Short-term investments	501,600	575,569
Accounts receivable, less allowance for doubtful accounts ($16,490 and $15,090, respectively)	93,030	61,664
Inventories	31,884	29,311
Other current assets	35,559	42,430
Total current assets	914,407	977,509
Investment in Huawei-3Com joint venture	134,958	135,969
Property and equipment, less accumulated depreciation and amortization of $242,282 and $238,945, respectively	71,324	69,535
Goodwill	309,121	310,367
Intangible assets, net	58,157	65,882
Deposits and other assets	38,442	33,705
Total assets	$ 1,526,409	$ 1,592,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 97,529	$ 99,632
Accrued liabilities and other	189,491	209,928
Total current liabilities	287,020	309,560
Deferred revenue and long-term obligations	6,648	8,484
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value, 990,000 shares authorized; shares issued: 393,326 and 393,377, respectively	2,301,276	2,302,190
Treasury stock, at cost, 2,749 and 8,135 shares, respectively	(13,431)	(39,821)
Unamortized stock-based compensation	(13,448)	(14,011)
Retained deficit	(1,035,335)	(967,952)
Accumulated other comprehensive loss	(6,321)	(5,483)
Total stockholders’ equity	1,232,741	1,274,923
Total liabilities and stockholders’ equity	$ 1,526,409	$ 1,592,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended November 30,
(In thousands)	2005	2004
Cash flows from operating activities:
Net loss	$ (52,741)	$ (84,356)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	21,642	24,731
Write-down of intangibles	-	1,161
Gain on property and equipment	(252)	(5,021)
Purchased in-process research and development	-	1,675
Loss (gain) on investments, net	540	(82)
Equity interest in loss of unconsolidated joint venture	1,011	4,876
Deferred income taxes	(214)	(49)
Stock-based compensation expense	5,732	865
Changes in assets and liabilities:
Accounts receivable	(31,366)	1,971
Inventories	(6,846)	(1,498)
Other assets	3,962	2,126
Accounts payable	(2,103)	(5,330)
Accrued liabilities and other	(22,057)	(6,977)
Net cash used in operating activities	(82,692)	(65,908)

Cash flows from investing activities:
Purchases of investments	(250,458)	(431,152)
Proceeds from maturities and sales of investments	319,724	413,173
Purchases of property and equipment	(7,960)	(7,464)
Proceeds from sale of property and equipment	-	37,786
Purchase of technology assets	-	(1,675)
Net cash provided by investing activities	61,306	10,668

Cash flows from financing activities:
Issuances of common stock	6,930	9,093
Repurchases of common stock	(1,267)	(73,365)
Net cash provided by (used in) financing activities	5,663	(64,272)

Effect of exchange rate changes on cash and equivalents	(478)	2,357

Net change in cash and equivalents during period	(16,201)	(117,155)
Cash and equivalents, beginning of period	268,535	476,274
Cash and equivalents, end of period	$ 252,334	$ 359,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.	BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our financial position as of December 2, 2005 and June 3, 2005, our results of operations for the three and six months ended December 2, 2005 and November 26, 2004 and our cash flows for the six months ended December 2, 2005 and November 26, 2004.

We use a 52 or 53 week fiscal year ending on the Friday nearest to May 31. The second quarter of fiscal 2006 ended on December 2, 2005, while the second quarter of fiscal 2005 ended on November 26, 2004, and the fiscal year 2005 ended on June 3, 2005. For convenience, the consolidated financial statements have been shown as ending on the last day of the calendar month. The results of operations for the three and six months ended December 2, 2005 may not be indicative of the results to be expected for the fiscal year ending June 2, 2006. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 3, 2005.

Certain amounts from prior periods have been restated to conform to the current period presentation. For the Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2004, we concluded that it was appropriate to classify auction rate securities, which are securities with longer stated maturities but have interest rates that reset similar to short-term securities, as short-term investments. Previously, such investments had been classified as cash and equivalents. These restatements were not material to the financial statements and had no impact on working capital, results of operations or cash flows from operating activities.

Recently issued accounting pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which requires companies to measure and recognize compensation expense for stock-based payments at fair value. SFAS No. 123R was initially effective as of the first interim or annual reporting period that began after June 15, 2005. In April 2005, the SEC issued a rule amending the compliance date which allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we will implement SFAS No. 123R in the reporting period starting June 1, 2006. We are currently evaluating the impact of SFAS No. 123R on our financial position and results of operations. See Note 2 for information related to the pro forma effects on our reported net loss and net loss per share of applying the fair value recognition provisions of the previous SFAS No. 123 to stock-based employee compensation.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - An Interpretation of SFAS No. 143.” This interpretation provides additional guidance as to when companies should record the fair value of a liability for a conditional asset retirement obligation when there is uncertainty about the timing and/or method of settlement of the obligation. The adoption of FASB Interpretation No. 47 will not have a material impact on our financial statements.

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

We have restricted stock plans under which key employees may be granted shares of common stock that are issued at no cost to the employee and generally vest over a one to four-year period. We have the right to reacquire these shares from an employee if such person’s employment is terminated prior to vesting. We also grant certain restricted stock awards whereby the vesting of shares with a specified time-based vesting may be accelerated if specific performance milestones are achieved.

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

As discussed in Note 1, we will be required to apply SFAS No. 123R in the reporting period starting June 1, 2006. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements using a fair value model.

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation.

	Three Months Ended November 30,		Six Months Ended November 30,
(In thousands, except per share amounts)	2005	2004	2005	2004

Net loss as reported	$ (10,700)	$ (48,811)	$ (52,741)	$ (84,356)
Add: Stock-based compensation included in reported net loss	5,097	213	5,732	865
Deduct: Total stock-based compensation determined under the fair value-based method, net of related tax effects	(4,688)	(3,223)	(8,332)	(7,735)
Adjusted net loss	$ (10,291)	$ (51,821)	$ (55,341)	$ (91,226)

Net loss per share-basic and diluted:
As reported	$ (0.03)	$ (0.13)	$ (0.14)	$ (0.22)
Adjusted	$ (0.03)	$ (0.14)	$ (0.14)	$ (0.24)

For purposes of this pro forma disclosure, the estimated fair values of employee stock options are assumed to be amortized over the applicable vesting periods, and the estimated fair values of employee stock purchase plan shares are assumed to be amortized over the applicable subscription periods.

The fair values of employee stock options and employee stock purchase plan shares granted during the three and six months ended November 30, 2005 and 2004 have been estimated as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The assumptions used in preparing the estimates and the resulting fair values are shown below:

	Three Months Ended November 30,		Six Months Ended November 30,
	2005	2004	2005	2004
Employee stock options:
Volatility	43%	53%	45%	57%
Risk-free interest rate	4.2%	3.2%	4.0%	3.3%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (years)	4.0	4.0	4.0	4.0
Fair value per share	$ 1.47	$ 3.21	$ 1.43	$ 2.21
Employee stock purchase plan:
Volatility	35%	40%	35%	40%
Risk-free interest rate	4.1%	2.2%	4.1%	2.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (years)	0.5	0.5	0.5	0.5
Fair value per share	$ 1.05	$ 1.13	$ 1.05	$ 1.13

NOTE 3.	STOCK OPTION PLANS

As of November 30, 2005, our outstanding stock options as a percentage of outstanding shares were 15 percent. Stock option activity during the six months ended November 30, 2005 and stock option detail as of November 30, 2005, were as follows (shares in thousands):

	Number of shares	Weighted Average Exercise Price
Outstanding June 1, 2005	63,359	$ 5.83
Granted	7,925	3.67
Exercised	(2,812)	1.06
Cancelled	(9,997)	6.17
Outstanding November 30, 2005	58,475	$ 5.72

The following table summarizes information concerning outstanding and exercisable options as of November 30, 2005 (shares in thousands):

	Outstanding Options		Exercisable Options
Range of exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
$ 0.00 – 4.00	17,729	$ 2.78	2,061	$ 1.45
4.01 – 5.00	11,535	4.59	6,862	4.61
5.01 – 6.00	13,758	5.59	12,255	5.62
6.01 – 7.00	2,828	6.23	2,453	6.22
7.01 – 8.00	1,908	7.61	1,542	7.60
$ 8.01 – 22.00	10,717	11.48	10,634	11.50
	58,475	$ 5.72	35,807	$ 7.06

NOTE 4.	ACQUISITION

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

The TippingPoint acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are included in the consolidated balance sheet as of May 31, 2005 and November 30, 2005. The operating results of TippingPoint are included in the consolidated financial statements since the date of acquisition.

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

The purchase price and related allocation are preliminary and may be revised as a result of adjustments made to the purchase price, additional information regarding liabilities assumed, including contingent liabilities, and revisions of preliminary estimates of fair values made at the date of purchase. During the first quarter of fiscal 2006, we revised the purchase price allocation by increasing net tangible assets assumed and reducing goodwill by $1.3 million. This adjustment related to the revision of an estimate for a contingent liability assumed in the acquisition and has been incorporated into the purchase price allocation above.

Intangible assets include amounts recognized for the fair value of existing technology, maintenance agreements, trade name and trademarks, and non-competition agreements. These intangible assets have a weighted average useful life of approximately five years.

In-process research and development (IPR&D) represents incomplete TippingPoint research and development projects that had not reached technological feasibility and had no alternative future use as of the acquisition date. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirements. At the time of acquisition, TippingPoint had multiple IPR&D efforts under way for certain current and future product lines. The value assigned to IPR&D was determined by considering the importance of each project to our overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects. Purchased IPR&D relates primarily to projects associated with the TippingPoint UnityOne products and Software Management System product, which had not yet reached technological feasibility as of the acquisition date and have no alternative future use. We utilized the multi-period excess earnings method to value the IPR&D, using a discount rate of 20 percent. At the time of acquisition, it was estimated that these development efforts would be completed over the next twelve months at an estimated cost of approximately $10 million. As of November 30, 2005, we expect to complete these projects during fiscal 2006 at an estimated cost of approximately $3 million.

NOTE 5.	RESTRUCTURING CHARGES

In recent fiscal years, we have undertaken several initiatives involving significant changes in our business strategy and cost structure. In fiscal 2001, we began a broad restructuring of our business to enhance the focus and cost effectiveness of our business units in serving their respective markets. These restructuring efforts continued through fiscal 2004. As of November 30, 2005, accrued liabilities related to actions initiated in fiscal 2001, 2002, 2003 and 2004 (the “Fiscal 2001 Actions, “Fiscal 2002 Actions”, “Fiscal 2003 Actions”, and “Fiscal 2004 Actions”) mainly consist of lease obligations associated with vacated facilities.

During the first and second quarters of fiscal 2006 (the “Fiscal 2006 Actions”) and during fiscal 2005 (the “Fiscal 2005 Actions”), we took the following additional measures to reduce costs:

•	reductions in workforce; and
•	continued efforts to consolidate and dispose of excess facilities.

Restructuring charges related to these various initiatives were $3.5 million in the second quarter of fiscal 2006 and $4.5 million in the second quarter of fiscal 2005. Restructuring charges in the second quarter of fiscal 2005 also included a net benefit of $1.0 million for facilities-related costs. Restructuring charges related to these various initiatives were $6.8 million in the first six months of fiscal 2006 and $7.3 million in the first six months of fiscal 2005. Restructuring charges in the first six months of fiscal 2005 also included a net benefit of $5.9 million primarily related to revisions of previous estimates of employee separation expenses and facilities-related costs.

Accrued liabilities associated with restructuring charges are included in the caption “Accrued liabilities and other” in the accompanying condensed consolidated balance sheets. These liabilities are classified as current because we expect to satisfy such liabilities in cash within the next 12 months.

Fiscal 2006 Actions

Activity and liability balances related to the fiscal 2006 restructuring actions are as follows (in thousands):

	Employee Separation Expense	Facilities-related Charges	Total
Balance as of June 1, 2005	$ -	$ -	$ -
Provisions	3,708	919	4,627
Payments and non-cash charges	(1,770)	(423)	(2,193)
Balance as of November 30, 2005	$ 1,938	$ 496	$ 2,434

Employee separation expenses include severance pay, outplacement services, medical and other related benefits. The reduction in workforce affected employees involved in research and development, sales and marketing, customer support, and general and administrative functions. The total reduction in workforce associated with actions initiated during the first six months of fiscal 2006 includes approximately 120 employees.

Facilities-related charges included costs associated with vacating leased offices in the first six months of fiscal 2006. These expenses mainly related to lease obligations and asset write-downs.

Fiscal 2005 Actions

Activity and liability balances related to the fiscal 2005 restructuring actions are as follows (in thousands):

	Employee Separation Expense	Long-term Asset Write-downs	Facilities-related Charges	Other Restructuring Costs	Total
Balance as of June 1, 2005	$ 8,205	$ 255	$ 388	$ 13	$ 8,861
Provisions	1,697	144	6	179	2,026
Payments and non-cash charges	(5,224)	(99)	(394)	(179)	(5,896)
Balance as of November 30, 2005	$ 4,678	$ 300	$ -	$ 13	$ 4,991

Employee separation expenses include severance pay, outplacement services, medical and other related benefits. The reduction in workforce affected employees involved in research and development, sales and marketing, customer support, general and administrative, and manufacturing functions.

Long-term asset write-downs were associated with assets that no longer support our continuing operations.

Facilities-related charges in the first six months of fiscal 2006 relating to restructuring actions initiated in fiscal 2005 were the result of a revision of lease obligations.

Other restructuring costs included payments to suppliers and contract termination fees.

Fiscal 2004 Actions

Activity and liability balances related to the fiscal 2004 restructuring actions are as follows (in thousands):

	Long-term Asset Write-downs	Facilities-related Charges	Total
Balance as of June 1, 2005	$ -	$ 993	$ 993
Provisions	90	47	137
Payments and non-cash charges	(90)	(183)	(273)
Balance as of November 30, 2005	$ -	$ 857	$ 857

Long-term asset write-downs were associated with assets that no longer support our continuing operations.

Facilities-related charges in the first six months of fiscal 2006 relating to restructuring actions initiated in fiscal 2004 were the result of a revision of lease obligations.

Fiscal 2003 Actions

Activity and liability balances related to the fiscal 2003 restructuring actions are as follows (in thousands):

Facilities-related Charges
Balance as of June 1, 2005	$ 2,187
Benefits	(4)
Payments and non-cash charges	(574)
Balance as of November 30, 2005	$ 1,609

Facilities-related charges in the first six months of fiscal 2006 relating to restructuring actions initiated in fiscal 2003 were the result of a revision of lease obligations.

Fiscal 2001 and 2002 Actions

Activity and liability balances related to the fiscal 2001 and fiscal 2002 restructuring actions are as follows (in thousands):

	Facilities-related Charges	Other Restructuring Costs	Total
Balance as of June 1, 2005	$ 5,561	$ 5	$ 5,566
Provisions	43	-	43
Payments and non-cash charges	(1,335)	-	(1,335)
Balance as of November 30, 2005	$ 4,269	$ 5	$ 4,274

Facilities-related charges in the first six months of fiscal 2006 relating to restructuring actions initiated in fiscal 2001 and fiscal 2002 were the result of a revision of lease obligations.

Other restructuring costs included payments to suppliers and contract termination fees.

NOTE 6.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

On November 17, 2003, we formed the Huawei-3Com joint venture (H-3C) with a subsidiary of Huawei Technologies, Ltd. (Huawei). H-3C is domiciled in Hong Kong, and has its principal operating center in Hangzhou, China.

At the time of formation, we contributed cash of $160.0 million, assets related to our operations in China and Japan, and licenses related to certain intellectual property in exchange for a 49 percent ownership interest. We recorded our initial investment in H-3C at $160.1 million, reflecting our carrying value for the cash and assets contributed. Huawei contributed its enterprise networking business assets - including Local Area Network (LAN) switches and routers; engineering, sales, marketing resources and personnel; and licenses to its related intellectual property - in exchange for a 51 percent ownership interest. Huawei’s contributed assets were valued at $178.2 million at the time of formation. Two years after formation of H-3C, we had the one-time option to purchase an additional two percent ownership interest from Huawei. On October 28, 2005, we exercised this right and entered into an agreement to purchase an additional two percent ownership interest in H-3C from Huawei for an aggregate purchase price of $28.0 million. The purchase of such shares is subject to regulatory approval by the Chinese government, as well as other customary closing conditions. The Agreement has been submitted to the Chinese government for approval. If this purchase is consummated, we will own a majority interest in the joint venture and if certain criteria of Emerging Issues Task Force No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” are met, we expect to consolidate H-3C’s financial statements from the date of acquisition. Both partners have the right to purchase all of the other partner’s ownership interest through a bid process at any time after the third anniversary of H-3C’s formation.

We account for our investment by the equity method. Under this method, we record our proportionate share of H-3C’s net income or loss based on the most recently available quarterly financial statements. Since H-3C follows a calendar year basis of reporting, we reported our equity in H-3C’s net loss for H-3C’s fiscal period from July 1 through September 30 in our results of operations for the second quarter of fiscal 2006 and fiscal 2005 and from April 1 through September 30 in our results of operations for the first six months of fiscal 2006 and fiscal 2005. Prospectively, we will continue to report our investment in H-3C based on H-3C’s most recent financial statements, two months in arrears.

In determining our share of the net loss of H-3C certain adjustments are made to H-3C’s reported results. These adjustments are made primarily to recognize the value and the related amortization expense associated with Huawei’s contributed assets, as well as to defer H-3C’s sales and gross profit on sales of products sold to us that remained in our inventory at the end of the accounting period.

Summarized condensed unaudited financial information for H-3C, adjusted as described above, is as follows (in thousands):

	September 30, 2005	March 31, 2005
Balance Sheet:
Current assets	$ 323,642	$ 259,369
Non-current assets	136,746	149,571
Current liabilities	160,083	109,097
Non-current liabilities	8,866	8,866

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Statement of Operations:
Sales	$ 111,177	$ 65,880	$ 206,949	$ 128,580
Gross margin	47,187	26,178	87,637	50,768
Net loss	(2,030)	(4,712)	(2,063)	(9,951)

We and H-3C are parties to agreements providing for the sale of certain products between the two companies. Sales of our products to H-3C were $3.5 million for the second quarters of both fiscal 2006 and fiscal 2005 while our purchases of products from H-3C increased $20.8 million to $24.7 million in the second quarter of fiscal 2006 compared to the same period for the previous fiscal year. During the first six months of fiscal 2006, sales of our products to H-3C decreased $0.4 million to $6.7 million while our purchases of products from H-3C increased $34.5 million to $41.6 million compared to the same period for the previous fiscal year. As of November 30, 2005, we had deferred $0.3 million of sales made to H-3C that had not yet been shipped to H-3C’s end customers. In addition, we had trade receivables of $1.4 million as of November 30, 2005 and $1.2 million as of May 31, 2005 and payables of $8.3 million as of November 30, 2005 and $5.7 million as of May 31, 2005 with H-3C, which are included in the captions “Accounts receivable” and “Accounts payable” in the accompanying condensed consolidated balance sheets.

NOTE 7.	COMPREHENSIVE LOSS

The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2005	2004	2005	2004
Net loss	$ (10,700)	$ (48,811)	$ (52,741)	$ (84,356)
Other comprehensive income (loss):
Net unrealized loss on cash flow hedges	-	(1,247)	-	(959)
Net unrealized loss on investments	(760)	(1,590)	(341)	(1,326)
Change in accumulated translation adjustments	(932)	2,518	(496)	2,358
Total comprehensive loss	$ (12,392)	$ (49,130)	$ (53,578)	$ (84,283)

NOTE 8.	NET LOSS PER SHARE

Employee stock options and restricted stock totaling 58.5 million shares for the three and six months ended November 30, 2005 and 55.6 million shares for the three and six months ended November 30, 2004 were not included in the computation of diluted earnings per share as the net loss for these periods would have made their effect anti-dilutive.

NOTE 9.	INVENTORIES

The components of inventories are as follows (in thousands):

	November 30, 2005	May 31, 2005
Finished goods	$ 30,612	$ 27,703
Work-in-process	528	611
Raw materials	744	997
Total	$ 31,884	$ 29,311

NOTE 10.	INTANGIBLE ASSETS, NET

The following table details our purchased intangible assets (in thousands):

	November 30, 2005			May 31, 2005
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Existing technology	$ 74,431	$ (40,489)	$ 33,942	$ 74,431	$ (36,685)	$ 37,746
Maintenance contracts	19,000	(2,639)	16,361	19,000	(1,056)	17,944
Other	12,170	(4,316)	7,854	12,170	(1,978)	10,192
Total	$ 105,601	$ (47,444)	$ 58,157	$ 105,601	$ (39,719)	$ 65,882

During the third quarter of fiscal 2005, we recorded $69.9 million of intangible assets related to the TippingPoint acquisition. See Note 4 for information concerning our TippingPoint acquisition. These amounts were recognized for the fair value of existing technology, maintenance agreements, trade name and trademarks, and non-competition agreements. These intangible assets have a weighted average useful life of approximately five years.

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

The following table summarizes the activity in the allowance for estimated warranty costs for the six months ended November 30, 2005 and 2004 (in thousands):

	Six Months Ended November 30,
	2005	2004
Accrued warranty, beginning of period	$ 41,782	$ 43,825
Cost of warranty claims processed during the period	(15,368)	(16,751)
Provision for warranties related to products sold during the period	14,733	13,791
Accrued warranty, end of period	$ 41,147	$ 40,865

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

Sales by geographic area are presented based upon the end customer’s designated delivery point. Sales by geographic area are as follows (dollars in thousands):

	Three Months Ended November 30,				Six Months Ended November 30,
	2005		2004		2005		2004
North America	$ 61,521	33%	$ 42,841	28%	$ 130,145	36%	$ 103,804	33%
Latin and South America	19,487	11%	15,136	10%	33,604	9%	27,996	9%
Europe, Middle East and Africa	81,196	44%	72,945	49%	156,104	43%	140,327	45%
Asia Pacific Rim	22,128	12%	20,146	13%	42,115	12%	41,290	13%
Total	$ 184,332	100%	$ 151,068	100%	$ 361,968	100%	$ 313,417	100%

NOTE 13.	LITIGATION

We are a party to lawsuits which arise in the normal course of our business.  Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We believe that we have meritorious defenses in each of the cases set forth below in which we are named as a defendant. An unfavorable resolution of one or more of these lawsuits could adversely affect our business, financial position, or results of operations. We cannot estimate the loss or range of loss that may be reasonably possible for any of the contingencies described below and, accordingly, we have not recorded any associated liabilities in our condensed consolidated balance sheets.

On April 28, 1997, Xerox Corporation (Xerox) filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corporation in the United States District Court for the Western District of New York.  3Com completed its acquisition of these defendant companies on June 12, 1997.  The case is now captioned Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corporation, Palm Computing, Inc., and Palm, Inc. (Civil Action Number 97-CV-6182T).  Xerox alleged willful infringement of one of its United States patents.  Xerox sought to recover damages and to permanently enjoin the defendants from infringing the patent in the future.  In 2000, the District Court dismissed the case, ruling that there was no infringement.  On appeal, the Court of Appeals for the Federal Circuit affirmed-in-part, reversed-in-part and remanded the case to the District Court for further action.  On December 20, 2001, the District Court granted Xerox’s motion for summary judgment ruling that the patent was valid and enforceable and had been infringed.  The defendants filed a Notice of Appeal.  On February 22, 2002, the District Court denied Xerox’s motion for an injunction seeking to prohibit further alleged infringement during the appeal and ordered the defendants to post a bond in the amount of $50 million.  Xerox appealed the denial of the injunction.  On February 20, 2003, the Court of Appeals issued its decision affirming-in-part and reversing-in-part the order of the District Court.  The Court of Appeals affirmed the grant of summary judgment of infringement, reversed the grant of summary judgment of validity and remanded the case to the District Court to conduct a complete validity analysis.  On May 21, 2004, the District Court awarded summary judgment to the defendants, holding that Xerox’s patent was invalid, and dismissed the remaining claims.  On February 16, 2005, the District Court denied Xerox’s motion for reconsideration. Xerox appealed the District Court’s decision to the United States Court of Appeals for the Federal Circuit on March 9, 2005. In connection with the separation of Palm from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement dated February 26, 2000 between 3Com and Palm, Palm agreed to indemnify and hold 3Com harmless for any damages or losses that might arise out of the Xerox litigation.

On December 5, 2001, TippingPoint and two of its current and former officers and directors, as well as the managing underwriters in TippingPoint’s initial public offering, were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit, which is part of a consolidated action that includes over 300 similar actions, is captioned In re Initial Public Offering Securities Litigation, Brian Levey vs. TippingPoint Technologies, Inc., et al. (Civil Action Number 01-CV-10976). The principal allegation in the lawsuit is that the defendants participated in a scheme to manipulate the initial public offering and subsequent market price of TippingPoint’s stock (and the stock of other public companies) by knowingly assisting the underwriters’ requirement that certain of their customers had to purchase stock in a specific initial public offering as a condition to being allocated shares in the initial public offerings of other companies. In relation to TippingPoint, the purported plaintiff class for the lawsuit is comprised of all persons who purchased TippingPoint stock from March 17, 2000 through December 6, 2000. The suit seeks rescission of the purchase prices paid by purchasers of shares of TippingPoint common stock. On September 10, 2002, TippingPoint’s counsel and counsel for plaintiffs entered into an agreement pursuant to which the plaintiffs dismissed, without prejudice, TippingPoint’s former and current officers and directors from the lawsuit. In May 2003, a memorandum of understanding was executed by counsel for plaintiffs, the issuer-defendants and their insurers setting forth the terms of a settlement that would result in the termination of all claims brought by the plaintiffs against the issuer-defendants and the individual defendants named in the lawsuit. In August 2003, TippingPoint’s Board of Directors approved the settlement terms described in the memorandum of understanding. In May 2004, TippingPoint signed a settlement agreement on behalf of itself and its current and former directors and officers with the plaintiffs. This settlement agreement formalizes the previously approved terms of the memorandum of understanding and, subject to certain conditions, provides for the complete dismissal, with prejudice, of all claims against TippingPoint and its current and former directors and officers. Any direct financial impact of the settlement is expected to be borne by TippingPoint’s insurers. On August 31, 2005, the District Court issued its preliminary approval of the settlement terms. The settlement remains subject to numerous conditions, including final approval by the District Court. There can be no assurance that such conditions will be met. If the District Court rejects the settlement agreement, in whole or in part, or the settlement does not occur for any other reason and the litigation against TippingPoint continues, we intend to defend this action vigorously, and to the extent necessary, to seek indemnification and/or contribution from the underwriters in TippingPoint’s initial public offering pursuant to its underwriting agreement with the underwriters. However, there can be no assurance that indemnification or contribution will be available to TippingPoint or enforceable against the underwriters.

NOTE 14.	SIGNIFICANT TAX TRANSACTION

During the process of preparing our financial statements for the quarter ended December 2, 2005, we settled a tax audit with foreign tax authorities regarding issues covering multiple years. The settlement was reached subsequent to the period covered by the financial statements, but before issuance of such financial statements and provided additional evidence with respect to conditions that existed on December 2, 2005. Consequently, the foreign tax settlement was treated as a “Type I” subsequent event as defined in AU 560 of the PCAOB auditing standards and recorded in the December 2, 2005 financial statements. This transaction resulted in the release of $24.3 million of our tax reserves which were previously reported under the caption “Accrued liabilities and other” on our balance sheet. The release of the reserves resulted in the following amounts being recorded in the statement of operations; a tax benefit of $23.0 million included in the caption “Income tax benefit” and a related foreign exchange gain of $1.3 million included in the caption “Interest and other income, net”.

NOTE 15.	SUBSEQUENT EVENT

On December 11, 2005, our Europe, Middle East and Africa headquarters facility in Hemel Hempstead, United Kingdom was damaged by oil depot explosions which occurred approximately one quarter mile from our facility. Approximately 300 employees and contractors work at our Hemel campus, primarily in our sales, marketing and product operations groups. The incident occurred during non-business hours and no employee casualties or injuries were reported. We activated our back-up systems and established business operations at alternative facilities to ensure business continuity and minimize disruption to our customers. We are still in the process of evaluating the financial impact resulting from these explosions, but we believe that we are adequately insured and/or have recourse against third parties for any resulting costs. Therefore, we do not expect to incur a material loss from these explosions.

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

This quarterly report on Form 10-Q contains forward-looking statements. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

•	The timing and cost of completing certain IPR&D projects inherited with the acquisition of TippingPoint;
•	Our prospects and opportunities for future growth;
•	Sales through our largest distributors;
•	Our joint venture with Huawei Technologies, Ltd.;

•	Accounting treatment related to our potential acquisition of an additional two percent ownership interest in our joint venture with Huawei Technologies, Ltd.;
•	The environment for enterprise networking equipment;
•	Challenges relating to sales growth, gross margin expansion and profitability;
•	The competitive pricing environment;

•	The advanced nature and ready availability of merchant silicon, which allows low-end competitors to deliver feature-rich products;
•	Our projections for a net loss and negative cash flow for the third quarter of fiscal 2006;
•	Our projections for cash flows from operating activities beyond the third quarter of fiscal 2006;
•	Execution of our business plan to grow sales;
•	The dependence of our future success on sales of our enterprise networking products;

•	Expansion of our product lines targeting medium to large-sized enterprise customers, our largest growth opportunities;
•	Our focus on our customer facing capabilities;
•	Our objective of being a leading provider of secure, converged network solutions for small, medium and large enterprises;
•	The decline in sales of our desktop, mobile and server connectivity products;
•	Our ability to satisfy anticipated cash requirements for the next twelve months;
•	Improvements in our net cash flow from operations resulting from our restructuring actions;
•	Strategic investments, including capital call payments to certain venture capital funds;
•	Sources of competition, including Huawei Technologies, Ltd.;

•	Our restructuring and cost reduction efforts, including workforce reductions, timing of completion and the effect on employees;
•	Acquisitions of companies or technologies;
•	Our reliance on strategic relationships, including our joint venture with Huawei Technologies, Ltd.;
•	Outsourcing of some of our functions and dependence on contract manufacturing;
•	Industry trends and our response to those trends;
•	Outcome and effect of current and potential and future litigation; and
•	Protection and enforcement of intellectual property rights.

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

BUSINESS OVERVIEW

We provide secure, converged networking solutions on a global scale to organizations of all sizes. Our products and solutions enable customers to manage critical voice and data in a secure and efficient network environment. We deliver networking products and services for enterprises that view their networks as mission critical and value superior performance. Our products form integrated solutions and function in multi-vendor environments. Our products are sold on a worldwide basis through a combination of value added partners and direct sales representatives.

Our long-term technology-based strategy centers on enterprises and public sector organizations migrating to secure Internet Protocol (IP) based infrastructures that deliver converged voice and data applications. Our products and services can generally be classified in the following categories:

•	Security (including management);
•	Voice over IP (VoIP) Telephony;
•	Networking (including infrastructure and management);
•	Services; and
•	Desktop, mobile and server connectivity.

We have undergone significant changes in recent years, including:

•	acquiring TippingPoint Technologies, Inc.;
•	restructuring activities which included outsourcing of certain information technology, all manufacturing activity and other functions, and selling excess facilities;
•	realigning our sales and marketing channels and expenditures;
•	significant headcount reductions;
•	significant changes to our executive leadership; and
•	forming the Huawei-3Com joint venture (H-3C).

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

On October 28, 2005, we entered into an agreement to purchase an additional two percent ownership interest in H-3C from Huawei for an aggregate purchase price of $28.0 million. The purchase of such shares is subject to regulatory approval by the Chinese government, as well as other customary closing conditions. The Agreement has been submitted to the Chinese government for approval. If this purchase is consummated, we will own a majority interest in the joint venture and if certain criteria of Emerging Issues Task Force No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” are met, we expect to consolidate H-3C’s financial statements from the date of acquisition. Both partners have the right to purchase all of the other partner’s ownership interest through a bid process at any time after the third anniversary of H-3C’s formation.

Summary of Second Quarter Fiscal 2006 Financial Performance

•	Our sales in the second quarter of 2006 were $184.3 million, compared to sales of $151.1 million in the second quarter of fiscal 2005, an increase of $33.2 million, or 22.0 percent.
•	Our gross margin improved to 40.3 percent in the second quarter of fiscal 2006 from 34.9 percent in the second quarter of fiscal 2005.
•	Our operating expenses in the second quarter of fiscal 2006 were $116.5 million, compared to $102.6 million in the second quarter of fiscal 2005, a net increase of $13.9 million, or 13.6 percent.
•

Our net loss in the second quarter of fiscal 2006 was $10.7 million, including a $24.3 million benefit from a foreign tax settlement and related foreign currency gain, compared to a net loss of $48.8 million in the second quarter of fiscal 2005.

•

Our balance sheet remains strong with cash and equivalents and short-term investment balances of $753.9 million as of November 30, 2005, compared to cash and equivalents and short-term investment balances of $844.1 million at the end of fiscal 2005.

Summary of First Six Months of Fiscal 2006 Financial Performance

•	Our sales for the first six months of fiscal 2006 were $362.0 million, compared to sales of $313.4 million in the same period in fiscal 2005, an increase of $48.6 million, or 15.5 percent.
•	Our gross margin improved to 39.9 percent in the first six months of fiscal 2006 from 36.6 percent in the same period in fiscal 2005.
•	Our operating expenses in the first six months of fiscal 2006 were $233.3 million, compared to $199.6 million in the same period in fiscal 2005, a net increase of $33.7 million, or 16.9 percent.
•

Our net loss in the first six months of fiscal 2006 was $52.7 million, including a $24.3 million benefit from a foreign tax settlement and related foreign currency gain, compared to a net loss of $84.4 million in the same period in fiscal 2005.

Business Environment and Future Trends

Networking industry analysts and participants differ in their assessments concerning the prospects for near-term industry growth. Industry factors and trends also present significant challenges in the medium term with respect to our goals for sales growth, gross margin improvement and profitability. Such factors and trends include:

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

Based on our current projections for the third quarter of fiscal 2006, we expect that we will incur a net loss and negative cash flow from operations for the quarter. Our key focus for the remainder of fiscal 2006 is on execution of our business plan to enhance our go-to market capabilities and grow sales. During the remainder of fiscal 2006, we will continue to face significant challenges with respect to sales growth, gross margin and profitability. Future sales growth for our company depends on increased sales of our enterprise networking products, and our largest growth opportunity continues to be linked to the expansion of our product lines targeting medium to large enterprise customers. In order to achieve our sales goals for the remainder of fiscal 2006, it is imperative that we continue to enhance the features and capabilities of these products in a timely manner in order to expand our addressable market opportunities, distribution channels and market competitiveness. Also, we expect a very competitive pricing environment for the foreseeable future; this will exert downward pressure on our sales, gross margin and profitability.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED NOVEMBER 30, 2005 AND 2004

The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended November 30,		Six Months Ended November 30,
	2005	2004	2005	2004
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.7	65.1	60.1	63.4
Gross profit margin	40.3	34.9	39.9	36.6
Operating expenses:
Sales and marketing	36.7	39.3	38.1	36.5
Research and development	12.6	14.7	12.3	14.2
General and administrative	9.9	9.5	10.1	9.6
Amortization and write-down of intangible assets	2.1	1.4	2.1	1.0
Restructuring charges	1.9	3.0	1.9	2.3
Total operating expenses	63.2	67.9	64.5	63.7
Operating loss	(22.9)	(33.0)	(24.6)	(27.1)
Gain (loss) on investments, net	1.9	(0.2)	0.9	0.0
Interest and other income, net	3.9	3.2	3.6	1.9
Loss before income taxes and equity interest	(17.1)	(30.1)	(20.1)	(25.2)
Income tax benefit (provision)	11.9	(0.7)	5.8	(0.2)
Equity interest in loss of unconsolidated joint venture	(0.5)	(1.5)	(0.3)	(1.6)
Net loss	(5.8)%	(32.3)%	(14.6)%	(26.9)%

Sales

Sales by major product categories are as follows (dollars in millions):

	Three Months Ended November 30,				Six Months Ended November 30,
	2005		2004		2005		2004
Security	$ 20.9	11%	$ 3.1	2%	$ 37.8	10%	$ 6.3	2%
VoIP Telephony	14.2	8%	9.1	6%	29.6	8%	19.9	7%
Networking	131.7	71%	117.5	78%	258.7	72%	242.5	77%
Services	8.7	5%	8.2	5%	16.6	5%	16.0	5%
Desktop, mobile and server connectivity	8.8	5%	13.2	9%	19.3	5%	28.7	9%
Total	$ 184.3	100%	$ 151.1	100%	$ 362.0	100%	$ 313.4	100%

Security revenue includes our TippingPoint products and services, as well as other security products, such as our embedded firewall product. Sales of our security products increased $17.8 million in the second quarter of fiscal 2006 and $31.5 million in the first six months of fiscal 2006, compared to the same periods in the previous fiscal year. The increase in both periods is primarily attributable to the inclusion of TippingPoint’s sales in fiscal 2006. In addition, sales of our embedded firewall products increased in both the three and six month periods ended November 30, 2005 compared to the corresponding periods in the previous fiscal year.

Voice revenue includes our VCX and NBX VoIP product lines. Sales of our VoIP telephony products increased $5.1 million in the second quarter of fiscal 2006 and $9.7 million in the first six months of fiscal 2006, compared to the same periods in the previous fiscal year. This increase in both periods is primarily attributable to growth in demand for our NBX products as well as a shift in focus to larger contracts. VCX products also contributed to the increase in VoIP telephony sales in both the three and six month periods ended November 30, 2005, when compared to the corresponding periods in the previous fiscal year.

Networking revenue includes sales of the H-3C sourced enterprise products, our Layer 2 and Layer 3 stackable 10/100/1000 managed switching lines, wireless and our OfficeConnect and baseline-branded small to medium-sized enterprise market products. Sales of our networking products increased $14.2 million in the second quarter of fiscal 2006 and $16.2 million in the first six months of fiscal 2006, compared to the same periods in the previous fiscal year. This increase is due primarily to growth in H-3C-sourced products sold by 3Com in both the three and six month periods ended November 30, 2005, compared to the corresponding periods in the previous fiscal year. This growth resulted from the introduction of the 5500 line of Layer 3 switches as well as growth in our modular core and router products.

Services revenue includes professional services and maintenance contracts, excluding TippingPoint maintenance, which is included in security. Services revenue increased modestly in both the three and six month periods ended November 30, 2005, when compared to the same periods in the previous fiscal year. This increase in both periods is primarily related to the completion of milestones associated with an agreement with a financial services institution.

Desktop, mobile and server connectivity revenue includes our traditional network interface card, personal computer card, and mini-peripheral component interconnect form factors. Sales of our desktop, mobile and server connectivity products decreased $4.4 million in the second quarter of fiscal 2006 and $9.4 million in the first six months of fiscal 2006, compared to the same periods in the previous fiscal year. The decrease in both periods is the result of lower unit demand for these products, reflecting the continued shift in technology from these products to PC chipsets with embedded networking technology. We expect sales from desktop, mobile and server connectivity products to continue to decline primarily due to reduced demand for these products.

Gross Margin

Gross margin improved in both the second quarter and first six months of fiscal 2006 compared to the same periods in the previous fiscal year due to several factors, as follows:

	Second Quarter	First Six Months
Pricing, product mix and other costs	3.2%	1.0%
Royalty agreement	1.0	1.0
Volume-related impacts	1.2	1.3
Total	5.4%	3.3%

•	A favorable shift in product mix primarily attributable to the inclusion of TippingPoint’s results of operations in the second quarter and first six months of fiscal 2006.
•	We paid royalties to certain suppliers in the second quarter and first six months of fiscal 2005, which were not incurred in the second quarter or first six months of fiscal 2006.
•	Volume-related impacts include lower manufacturing overhead cost rates and post-sale technical support cost rates since a portion of these costs are not directly variable with sales.

Operating Expenses

(Dollars in millions)	Three Months Ended November 30,		Change		Six Months Ended November 30,		Change
	2005	2004	$	%	2005	2004	$	%
Sales and marketing	$ 67.7	$ 59.4	$ 8.3	14%	$ 137.8	$ 114.5	$ 23.3	20%
Research and development	23.2	22.1	1.1	5%	44.4	44.6	(0.2)	(0)%
General and administrative	18.3	14.4	3.9	27%	36.6	30.0	6.6	22%
Amortization of intangible assets	3.9	2.2	1.7	77%	7.7	3.2	4.5	141%
Restructuring	3.4	4.5	(1.1)	(24)%	6.8	7.3	(0.5)	(7)%
Total	$ 116.5	$ 102.6	$ 13.9	14%	$ 233.3	$ 199.6	$ 33.7	17%

Sales and Marketing. The most significant factors in the increase in both the second quarter and first six months of fiscal 2006 compared to the same periods in fiscal 2005 were the inclusion of TippingPoint’s expenses in the current fiscal periods and our investment in our branding campaign. In addition, we incurred performance related compensation expenses in the first six months of fiscal 2006, which were not incurred in the previous fiscal year. We tie incentive compensation to the accomplishment of specific financial objectives and met certain of these objectives in the current fiscal year, whereas these objectives were not met in the previous fiscal year.

Research and Development. The most significant factor in the $1.1 million increase in the second quarter of fiscal 2006 compared to the same period in fiscal 2005 were the inclusion of TippingPoint’s expenses and performance related compensation expense in the current period. Partially offsetting these additional expenses were reduced workforce expenses as a result of restructuring activities and movement towards lower cost geographies in the current fiscal year.

Research and development expenses were relatively consistent in the first six months of fiscal 2006 compared to the same period in the previous fiscal year as the addition of TippingPoint’s expenses in the current period and the aforementioned performance related compensation expenses were more than offset by $1.7 million of non-recurring in-process research and development expenses related to technology asset purchases in the previous fiscal year and reduced workforce expenses in the current fiscal year.

General and Administrative. The most significant factor in the increase in both the second quarter and first six months of fiscal 2006 compared to the same periods in fiscal 2005 was the inclusion of TippingPoint’s expenses in the current fiscal year. In addition, performance related compensation expenses in both the second quarter and first six months of fiscal 2006 contributed to the increase compared to the same periods in the previous fiscal year. Partially offsetting these items were reduced workforce-related expenses due to our restructuring initiatives and reduced IT and facilities-related expenses in both the second quarter and first six months of fiscal 2006.

Amortization of Intangible Assets. Amortization of intangible assets increased in both the three and six month periods ended November 30, 2005 when compared to the previous fiscal year due to $69.9 million of purchased intangibles acquired in the TippingPoint acquisition in the third quarter of fiscal 2005. These assets are being amortized on a straight-line basis over their estimated useful lives of between two and six years.

Restructuring Charges. Restructuring charges in the second quarter of fiscal 2006 included $3.5 million for severance and outplacement costs. Restructuring charges for the first six months of fiscal 2006 primarily included $5.4 million for severance and outplacement costs and $1.4 million for facilities-related charges and long-term asset write-downs as we consolidated facilities and vacated leased offices.

Restructuring charges in the second quarter of fiscal 2005 included $2.5 million for facilities-related costs, reflecting additional charges of $3.2 million related to revisions in estimates of lease obligation costs offset by a $0.7 million benefit related to fair value adjustments of properties classified as held for sale. Restructuring charges in the second quarter of fiscal 2005 also included charges of $1.8 million for severance and outplacement costs and $0.2 million for other restructuring costs, primarily costs associated with the termination of service agreements. Restructuring charges in the first six months of fiscal 2005 included $1.6 million for facilities-related costs, reflecting additional charges of $4.8 million related to revisions in estimates of lease obligation costs offset by a $3.3 million benefit related to fair value adjustments of properties classified as held for sale. Restructuring charges in the first six months of fiscal 2005 also included charges of $5.0 million for severance and outplacement costs and $0.7 million for other restructuring costs, primarily costs associated with the termination of service agreements.

Gain (Loss) on Investments, Net

Net gains on investments were $3.5 million in the second quarter of fiscal 2006 and $3.1 million in the first six months of fiscal 2006, primarily reflecting gains from the sales of certain equity securities. In the second quarter of fiscal 2005, net losses on investments were $0.4 million, reflecting write-downs of long-term equity investments. Net gains on investments were inconsequential in the first six months of fiscal 2005.

Interest and Other Income, Net

Interest and other income, net, was $7.1 million in the second quarter of fiscal 2006, an increase of $2.3 million compared to $4.8 million in the second quarter of fiscal 2005. Interest and other income, net for the second quarter of fiscal 2006 included a $1.3 million foreign exchange gain related to a foreign tax settlement. The remaining increase of $1.0 million was primarily attributable to higher interest rates applicable to short-term investments.

Interest and other income, net, was $13.1 million in the first six months of fiscal 2006, an increase of $7.3 million compared to $5.8 million in the first six months of fiscal 2005. Interest and other income, net for the first six months of fiscal 2005 included a $2.4 million provision for unrecoverable Value Added Tax for prior years as a result of an unfavorable tax authority ruling. The remaining increase of $4.9 million is primarily related to higher interest rates applicable to short-term investments, a reduction in interest expense due to the expiration of our revolving credit facility in November 2004 according to its terms and the aforementioned foreign exchange gain related to the foreign tax settlement in the second quarter of fiscal 2006.

Income Tax Benefit (Provision)

Our income tax benefit was $21.9 million for the second quarter of fiscal 2006 and $21.0 million for the first six months of fiscal 2006. These amounts reflect a $23.0 million benefit resulting from a tax settlement with foreign tax authorities in the second quarter of fiscal 2006, for which reserves had been provided in prior years and have been reversed into income upon reaching settlement. The remaining income tax provision in both the second quarter and first six months of fiscal 2006 was the result of providing for taxes in certain state and foreign jurisdictions.

Our tax provision in the second quarter of fiscal 2005 was the result of providing for taxes in certain state and foreign jurisdictions. Our income tax provision for the first six months of fiscal 2005 was the result of providing for taxes in certain state and foreign jurisdictions, partially offset by the favorable resolution of an income tax audit in a foreign jurisdiction.

Equity Interest in Loss of Unconsolidated Joint Venture

We account for our investment in H-3C by the equity method. In the second quarter and first six months of fiscal 2006, we recorded a loss of $1.0 million representing our share of the net loss from operations incurred by H-3C from its second calendar quarter and six month period ended September 30, 2005.

In the second quarter of fiscal 2005, we recorded a loss of $2.3 million representing our share of the net loss from operations incurred by H-3C from its quarter ended September 30, 2004. For the first six months of fiscal 2005 we recorded a loss of $4.9 million representing our share of the net loss from operations incurred by H-3C from its six month period ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents and short-term investments as of November 30, 2005 were $753.9 million, a decrease of $90.2 million compared to the balance of $844.1 million as of May 31, 2005.

The following table shows the major components of our statements of cash flows for the first six months of fiscal 2006 and 2005:

(In millions)	Six Months Ended November 30,
	2005	2004
Cash and equivalents, beginning of period	$ 268.5	$ 476.3
Net cash used in operating activities	(82.7)	(65.9)
Net cash provided by investing activities	61.3	10.6
Net cash provided by (used in) financing activities	5.7	(64.3)
Other	(0.5)	2.4
Cash and equivalents, end of period	$ 252.3	$ 359.1

Net cash used in operating activities was $82.7 million in the first six months of fiscal 2006, primarily reflecting our net loss of $52.7 million, including a $24.3 million benefit from a foreign tax settlement and associated foreign currency gain which will not result in a cash refund, and approximately $12 million for payments of royalties to certain suppliers, which represents the final payments under those agreements. We expect that cash flows from operating activities will be negative during the third quarter of fiscal 2006, and possibly longer, primarily due to continuing net losses. There can be no assurances that we can reduce our net losses and negative cash flow in the foreseeable future, or that we can raise capital as needed to fund our operations on an ongoing basis. However, based on current business conditions and our current operating and financial plans, but subject to the discussion in Business Environment and Industry Trends below, we believe that our existing cash and equivalents and short-term investments will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months. We expect the aforementioned second quarter of fiscal 2006 restructuring actions and related charges to result in an improvement to our cash flow from operations of approximately $1 million per quarter for the remainder of fiscal 2006. This improvement excludes the impact of cash disbursements to be made in settlement of liabilities accrued as of November 30, 2005.

On October 28, 2005, we entered into an agreement to purchase an additional two percent interest in H-3C from Huawei for an aggregate purchase price of $28.0 million. The purchase of such shares is subject to regulatory approval by the Chinese government, as well as other customary closing conditions. The Agreement has been submitted to the Chinese government for approval. Both partners have the right to purchase all of the other partner’s ownership interest through a bid process at any time after the third anniversary of H-3C’s formation.

Net cash provided by investing activities was $61.3 million for the first six months of fiscal 2006, including $69.3 million of net inflows related to purchases, sales and maturities of investments, partially offset by $8.0 million of outflows related to purchases and sales of fixed assets. We made investments totaling $249.2 million in the first six months of fiscal 2006 in municipal and corporate bonds and government agency instruments, as well as investments totaling $1.3 million in equity securities. Proceeds from maturities and sales of municipal and corporate bonds and government agency instruments were $319.7 million in the first six months of fiscal 2006.

We selectively make strategic investments in privately held companies and in limited partnership venture capital funds, which in turn invest in privately held companies. These investment activities are entered into with the intention of complementing our business strategies and research and development efforts, and may include a strategic commercial or technology relationship, such as a component supply agreement or technology license arrangement, with these privately held companies. We made strategic investments of $1.2 million in the first six months of fiscal 2006 and have committed to make additional capital contributions to venture capital funds totaling $5.7 million. We are contractually obligated to provide funding upon calls for capital. The expiration dates for such capital calls are generally five to eight years from the inception of the fund, and the amounts and timing of such calls during that period are at the discretion of the funds’ general partners. We estimate that we will pay $3.6 million over the next 12 months as capital calls are made.

Net cash provided by financing activities was $5.7 million in the first six months of fiscal 2006. During the first six months of fiscal 2006, we repurchased $1.2 million of shares of restricted stock awards upon vesting from employees to satisfy the tax withholding obligations that arise in connection with such vesting. This was more than offset by proceeds of $6.9 million from issuances of our common stock. On March 23, 2005, our Board of Directors approved a stock repurchase program providing for expenditures of up to $100.0 million through March 31, 2007. Under the stock repurchase program, we may repurchase shares of our common stock having an aggregate purchase price of up to $100.0 million in the open market, in privately negotiated transactions with shareholders or using derivative transactions; provided, however, that all repurchases must be pre-approved by the Audit and Finance Committee of the Board of Directors. There is no requirement that we repurchase shares under the program and the program may be discontinued at any time.

During fiscal 2005, we entered into an agreement facilitating the issuance of standby letters of credit and bank guarantees required in the normal course of business. As of November 30, 2005, such bank-issued standby letters of credit and guarantees totaled $6.8 million, including $6.1 million relating to potential foreign tax, custom, and duty assessments.

SUBSEQUENT EVENT

On December 11, 2005, our Europe, Middle East and Africa headquarters facility in Hemel Hempstead, United Kingdom was damaged by oil depot explosions which occurred approximately one quarter mile from our facility. Approximately 300 employees and contractors work at our Hemel campus, primarily in our sales, marketing and product operations groups. The incident occurred during non-business hours and no employee casualties or injuries were reported. We activated our back-up systems and established business operations at alternative facilities to ensure business continuity and minimize disruption to our customers. We are still in the process of evaluating the financial impact resulting from these explosions, but we believe that we are adequately insured and/or have recourse against third parties for any resulting costs. Therefore, we do not expect to incur a material loss from these explosions.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which requires companies to measure and recognize compensation expense for stock-based payments at fair value. SFAS No. 123R was initially effective as of the first interim or annual reporting period that began after June 15, 2005. In April 2005, the SEC issued a rule amending the compliance date which allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we will implement SFAS No. 123R in the reporting period starting June 1, 2006. We are currently evaluating the impact of SFAS No. 123R on our financial position and results of operations. See Note 2 to the Notes to the Condensed Consolidated Financial Statements for information related to the pro forma effects on our reported net loss and net loss per share of applying the fair value recognition provisions of the previous SFAS No. 123 to stock-based employee compensation.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - An Interpretation of SFAS No. 143.” This interpretation provides additional guidance as to when companies should record the fair value of a liability for a conditional asset retirement obligation when there is uncertainty about the timing and/or method of settlement of the obligation. The adoption of FASB Interpretation No. 47 will not have a material impact on our financial statements.

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

We have incurred significant net losses in recent fiscal periods, including $53 million for the first six months of fiscal 2006, $196 million for fiscal 2005, and $349 million for fiscal 2004, and we may not be able to return to profitability.

We incurred a net loss of $53 million for the first six months of fiscal 2006, $196 million for fiscal 2005, and $349 million for fiscal 2004.  Although we are taking steps designed to improve our results of operations, we cannot provide assurance that we will return to profitability.

We have faced a number of challenges that have affected our operating results during the current and past several fiscal years.  Specifically, we have experienced, and may continue to experience, the following:

•	declining sales due to price competition and reduced incoming order rate;
•	risk of increased excess and obsolete inventories;
•	excess facilities;
•	operating expenses that, as a percentage of sales, have exceeded our desired financial model; and
•	disruptions resulting from our workforce reductions and employee attrition.

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

In November 2003, we formed a joint venture for enterprise networking products with Huawei, a leading Chinese communications equipment provider.  We currently have a 49 percent minority interest in H-3C, which is domiciled in Hong Kong and has its principal operations in Hangzhou, China. On October 28, 2005, we entered into an agreement to purchase an additional two percent ownership interest in the joint venture from Huawei for an aggregate purchase price of $28 million.

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

We distribute many of our products through two-tier distribution channels that include distributors, systems integrators and VARs.  A significant portion of our sales is concentrated among a few distributors; our two largest distributors accounted for a combined 36 percent of total sales for the first six months of fiscal 2006, a combined 34 percent of total sales for fiscal 2005 and a combined 33 percent of total sales for fiscal 2004.  If either of these distributors reduces its business with us, our sales and overall results of operations could be adversely affected.

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

We hold marketable equity traded securities that have a brief trading history and are highly subject to market price volatility. Equity security price fluctuations of plus or minus 50 percent would not have a material impact on the value of these securities as of November 30, 2005.

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

The following table summarizes repurchases of our stock, including shares returned to satisfy tax withholding obligations, in the quarter ended December 2, 2005:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 3, 2005 through October 2, 2005	22,500	(2)	$3.73	-	$100,000,000
October 3, 2005 through November 2, 2005	-		-	-	$100,000,000
November 3, 2005 through December 2, 2005	-		-	-	$100,000,000

Total	22,500		$3.73	-	$100,000,000

(1)

On March 23, 2005, our Board of Directors approved a new stock repurchase program providing for expenditures of up to $100.0 million through March 31, 2007, provided that all repurchases are pre-approved by the Audit and Finance Committee of the Board of Directors. We did not repurchase shares of our common stock pursuant to this authorization in the first six months of fiscal 2006. However, we may use cash to repurchase shares in future periods.

(2)	Represents shares returned to us to satisfy tax withholding obligations that arose upon the vesting of restricted stock awards.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders was held on September 28, 2005.
(b)	Each of the persons named in the Proxy Statement as a nominee for director was elected and the proposals listed below were approved. The following are the voting results of the proposals:

Proposal I	For	Withheld	Broker Non-Votes

Election of Directors:

Bruce L. Claflin	322,442,901	26,254,281	0
Julie St. John	322,613,276	26,083,906	0
Paul G. Yovovich	307,522,466	41,174,716	0

Other Directors whose term of office as a director continued after the meeting were Eric A. Benhamou, Gary T. DiCamillo, James R. Long, Raj Reddy, and David C. Wajsgras.

Proposal II	For	Against	Abstain	Broker Non-Votes
To approve amendments to the
3Com 2003 Stock Plan	155,003,581	55,537,727	18,326,787	0

Proposal III	For	Against	Abstain	Broker Non-Votes
To ratify the appointment of Deloitte

& Touche LLP as our registered

independent public accounting firm

for the fiscal year ending June 2, 2006:	346,046,962	2,045,981	604,238	0

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	002-92053	2.1	4/4/00
2.2	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.	10-Q	002-92053	2.11	4/4/00
2.3	Agreement and Plan of Merger, dated December 13, 2004, by and among the Registrant, Topaz Acquisition Corporation and TippingPoint Technologies, Inc.	8-K	000-12867	2.1	12/16/04
3.1	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger	10-Q	002-92053	3.4	10/8/99
3.2	Registrant’s Bylaws, as amended on March 23, 2005	8-K	000-12867	3.1	3/28/05
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	10-Q	000-12867	3.6	10/11/01
4.1	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002	8-A/A	000-12867	4.1	11/27/02
10.1	3Com Section 16 Officer Severance Plan, as amended *	10-K	000-12867	10.12	8/05/05
10.2	Third Amendment to Lease, dated as of July 18, 2005, by and between 3Com Corporation and Marlborough Campus Limited Partnership	8-K	000-12867	10.1	7/22/05
31.1	Certification of Principal Executive Officer					X
31.2	Certification of Principal Financial Officer					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

* Indicates a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3Com Corporation
(Registrant)

Dated:	January 6, 2006	By:	/s/	DONALD M. HALSTED, III
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