Form 10-Q
period 2006-03-03
3COM CORP
filed 2006-04-10
CIK 738076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                        THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 3, 2006

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-12867

3COM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-2605794
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

350 Campus Drive	01752
Marlborough, Massachusetts	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:	(508) 323-5000

Former name, former address and former fiscal year, if changed since last report:	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No

As of March 31, 2006, 391,394,678 shares of the registrant’s common stock were outstanding (excluding 1,448,700 shares held in treasury).

3COM CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 3, 2006

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

This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future: future growth; H-3C, our joint venture in China, including strategy, growth, dependence, expected benefits, allocations of purchase price, timing and method of consolidation, and resources needed to comply with Sarbanes-Oxley and manage operations; impact of SFAS No. 123R and other accounting regulations; TippingPoint acquisition; environment for enterprise networking equipment; challenges relating to sales growth; leveraging and enhancing our relationship with H-3C; development and execution of our “go-to-market” strategy; strategic product and technology development plans; designing appropriate business model, strategic plan and infrastructure to reach sustained profitability; dependence on China; ability to satisfy cash requirements for the next twelve months; effect and benefits of restructuring activities; strategic investments and capital call requirements; potential acquisitions and strategic relationships; outsourcing; competition and pricing pressures; effect of litigation and Hemel explosion; and possible repurchase of shares; and you can identify these and other forward-looking statements by the use of words such as “may,” “can,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part II Item 1A Risk Factors. All forward-looking statements included in this document are based on our assessment of information available to us at the time this report is filed. We undertake no obligation to update any forward-looking statements.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

3COM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
(In thousands, except per share data)	2006	2005	2006	2005

Sales	$ 177,563	$ 161,185	$ 539,531	$ 474,602
Cost of sales	105,157	103,825	322,744	302,456
Gross profit	72,406	57,360	216,787	172,146

Operating expenses:
Sales and marketing	67,073	59,358	204,885	173,851
Research and development	25,075	24,445	69,497	67,369
General and administrative	19,520	13,959	56,025	44,016
Amortization and write-down of intangible assets	3,862	1,716	11,586	4,905
In-process research and development	-	5,100	-	6,775
Restructuring charges	4,148	9,093	10,977	16,374
Total operating expenses	119,678	113,671	352,970	313,290
Operating loss	(47,272)	(56,311)	(136,183)	(141,144)
Gain on investments, net	173	1,661	3,270	1,743
Interest income, net	7,167	5,593	20,137	14,995
Other expense, net	(574)	(740)	(438)	(4,328)
Loss before income taxes and equity interest in income (loss) of unconsolidated joint venture	(40,506)	(49,797)	(113,214)	(128,734)
Income tax (provision) benefit	(1,030)	(959)	19,948	(1,502)
Equity interest in income (loss) of unconsolidated joint venture	8,776	(2,249)	7,765	(7,125)
Net loss	$ (32,760)	$ (53,005)	$ (85,501)	$ (137,361)

Basic and diluted net loss per share	$ (0.08)	$ (0.14)	$ (0.22)	$ (0.36)
Shares used in computing per share amounts:
Basic and diluted	387,754	379,946	385,652	382,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)	February 28, 2006	May 31, 2005
ASSETS
Current assets:
Cash and equivalents	$ 231,845	$ 268,535
Short-term investments	474,155	575,569
Accounts receivable, less allowance for doubtful accounts of $16,267 and $15,090, respectively	89,899	61,664
Inventories	31,071	29,311
Other current assets	33,721	42,430
Total current assets	860,691	977,509
Investment in joint venture	171,948	135,969
Property and equipment, less accumulated depreciation and amortization of $244,219 and $238,945, respectively	71,647	69,535
Goodwill	309,121	310,367
Intangible assets, net	54,295	65,882
Deposits and other assets	31,301	33,705
Total assets	$ 1,499,003	$ 1,592,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 92,300	$ 99,632
Accrued liabilities and other	196,497	209,928
Total current liabilities	288,797	309,560
Deferred revenue and long-term obligations	5,382	8,484
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value, 990,000 shares authorized; shares issued: 392,869 and 393,377, respectively	2,298,704	2,302,190
Treasury stock, at cost, of 1,805 and 8,135 shares, respectively	(8,803)	(39,821)
Unamortized stock-based compensation	(10,202)	(14,011)
Retained deficit	(1,069,682)	(967,952)
Accumulated other comprehensive loss	(5,193)	(5,483)
Total stockholders’ equity	1,204,824	1,274,923
Total liabilities and stockholders’ equity	$ 1,499,003	$ 1,592,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended February 28,
(In thousands)	2006	2005
Cash flows from operating activities:
Net loss	$ (85,501)	$ (137,361)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	29,406	36,797
Write-down of intangibles	-	1,242
Gain on property and equipment	(341)	(5,445)
Purchased in-process research and development	-	6,775
Loss (gain) on investments, net	385	(1,769)
Equity interest in (income) loss of unconsolidated joint venture	(7,765)	7,125
Deferred income taxes	(223)	(118)
Stock-based compensation expense	8,165	1,778
Changes in assets and liabilities:
Accounts receivable	(28,235)	(7,646)
Inventories	(6,881)	(4,581)
Other assets	13,773	(5,884)
Accounts payable	(7,332)	(2,682)
Other liabilities	(16,524)	2,074
Net cash used in operating activities	(101,073)	(109,695)

Cash flows from investing activities:
Purchases of investments	(387,145)	(466,330)
Proceeds from maturities and sales of investments	483,534	706,071
Purchases of property and equipment	(11,185)	(13,704)
Businesses acquired in purchase transactions, net of cash acquired	(28,000)	(355,686)
Proceeds from sale of property and equipment	-	50,946
Net cash provided by (used in) investing activities	57,204	(78,703)

Cash flows from financing activities:
Issuances of common stock	12,440	11,779
Repurchases of common stock	(5,494)	(73,365)
Repayments of borrowings	-	(1,308)
Net cash provided by (used in) financing activities	6,946	(62,894)

Effect of exchange rate changes on cash and equivalents	233	1,997

Net change in cash and equivalents during period	(36,690)	(249,295)
Cash and equivalents, beginning of period	268,535	476,274
Cash and equivalents, end of period	$ 231,845	$ 226,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.	BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our financial position as of March 3, 2006 and June 3, 2005, our results of operations for the three and nine months ended March 3, 2006 and February 25, 2005 and our cash flows for the nine months ended March 3, 2006 and February 25, 2005.

We use a 52 or 53 week fiscal year ending on the Friday nearest to May 31. The three and nine months ended February 28, 2006 ended on March 3, 2006, while the three and nine months ended February 28, 2005 ended on February 25, 2005, and the year ended May 31, 2005 ended on June 3, 2005. For convenience, the condensed consolidated financial statements have been shown as ending on the last day of the calendar month. The results of operations for the three and nine months ended March 3, 2006 may not be indicative of the results to be expected for the year ended June 2, 2006 or any future periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended June 3, 2005.

Recently issued accounting pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which requires companies to measure and recognize compensation expense for stock-based payments at fair value. SFAS No. 123R was initially effective as of the first interim or annual reporting period that began after June 15, 2005. In April 2005, the SEC issued a rule amending the compliance date which allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we will implement SFAS No. 123R in the reporting period starting June 3, 2006. Management is evaluating the two methods of adoption allowed by SFAS No. 123R, the modified-prospective transition method and the modified-retrospective transition method, and the related impact on the financial statements. Adoption of SFAS 123R will have a significant impact on our results of operations, the impact of which we continue to estimate at this time. See Note 2 for information related to the pro forma effects on our reported net loss and net loss per share of applying the fair value recognition provisions of the previous SFAS No. 123 to stock-based employee compensation.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - An Interpretation of SFAS No. 143.” This interpretation provides additional guidance as to when companies should record the fair value of a liability for a conditional asset retirement obligation when there is uncertainty about the timing and/or method of settlement of the obligation. We believe the adoption of FASB Interpretation No. 47 will not have a material impact on our financial statements.

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

We have stock option plans under which employees and directors may be granted options to purchase common stock. Options generally are granted with exercise prices equal to the fair market value at the date of the grant, vest annually over a two to four-year period, and expire seven to ten years after the grant date.

We have restricted stock plans under which key employees may be granted shares of common stock that are issued at no cost to the employee and generally vest annually over a one to four-year period. We have the right to reacquire these shares from an employee if such person’s employment is terminated prior to vesting. We also grant certain restricted stock awards whereby the vesting of shares only occurs if specific goals are achieved or the specified time-based vesting may be accelerated if specific performance criteria are achieved. Interim measures of compensation expense recorded in connection with these performance-based restricted stock awards are based on our best estimate of the number of shares that will eventually be issued upon achievement of the specified performance criteria and when it becomes probable that certain performance goals will be achieved.

Additionally, we have an employee stock purchase plan under which eligible employees may authorize payroll deductions of up to ten percent of their compensation, as defined, to purchase common stock at a price of 85 percent of the lower of the fair market value as of the beginning or end of the six-month offering period.

As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” we follow Accounting Principles Board (APB) Opinion 25 and related Interpretations in accounting for stock-based awards to employees. Under APB Opinion 25, compensation expense associated with employee stock awards is measured as the difference, if any, between the price to be paid by an employee and the fair market value of the underlying common stock on the grant date, which usually is the measurement date for accounting purposes. Generally, we recognize no compensation expense with respect to stock-based option awards and stock issued under the employee stock purchase plan. However, to the extent that we materially modify an employee’s stock options subsequent to the grant date (for example, by extending the period of time permitted for exercising a stock option following an employee’s involuntary termination), we record compensation expense attributable to the modifications. Also, we record compensation expense related to restricted stock over the applicable vesting period; such compensation expense is measured as the fair market value of the restricted stock at the date of the grant.

As discussed in Note 1, we will be required to apply SFAS No. 123R in the reporting period starting June 3, 2006. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements using a fair value model.

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	Three Months Ended February 28,		Nine Months Ended February 28,
(In thousands, except per share amounts)	2006	2005	2006	2005

Net loss as reported	$ (32,760)	$ (53,005)	$ (85,501)	$ (137,361)
Add: Stock-based compensation included in reported net loss	2,433	913	8,165	1,778
Deduct: Total stock-based compensation determined under the fair value-based method, net of related tax effects	(5,282)	(5,163)	(19,346)	(12,898)
Adjusted net loss	$ (35,609)	$ (57,255)	$ (96,682)	$ (148,481)

Net loss per share-basic and diluted:
As reported	$ (0.08)	$ (0.14)	$ (0.22)	$ (0.36)
Adjusted	$ (0.09)	$ (0.15)	$ (0.25)	$ (0.39)

For purposes of this pro forma disclosure, the estimated fair values of employee stock options are assumed to be amortized over the applicable vesting periods, and the estimated fair values of employee stock purchase plan shares are assumed to be amortized over the applicable subscription periods.

The fair values of employee stock options and employee stock purchase plan shares granted during the three and nine months ended February 28, 2006 and 2005 have been estimated as of the date of grant using the Black-Scholes option pricing model. There were no employee stock purchase plan shares granted during the three months ended February 28, 2006 and 2005. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The assumptions used in preparing the estimates and the resulting fair values are shown below:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2006	2005	2006	2005
Employee stock options:
Volatility	40.3%	51.0%	42.1%	55.2%
Risk-free interest rate	4.4%	3.6%	4.3%	3.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (years)	4.0	4.0	4.0	4.0
Fair value per share	$ 1.52	$ 1.59	$ 1.48	$ 2.06
Employee stock purchase plan:
Volatility			35.2%	40.0%
Risk-free interest rate			4.1%	2.2%
Dividend yield			0.0%	0.0%
Expected life (years)			0.5	0.5
Fair value per share			$ 1.05	$ 1.13

NOTE 3.	STOCK OPTION PLANS

As of February 28, 2006, our outstanding stock options as a percentage of outstanding shares were approximately 17 percent. Stock option activity during the nine months ended February 28, 2006 and stock option detail as of February 28, 2006, were as follows (shares in thousands):

	Number of shares	Weighted average exercise price
Outstanding June 1, 2005	63,359	$ 5.83
Granted	20,354	4.47
Exercised	(3,649)	1.42
Cancelled	(15,364)	5.98
Outstanding February 28, 2006	64,700	$ 5.62

The number of options granted and cancelled during the nine months ended February 28, 2006 include 12.0 million and 0.8 million, respectively, related to the transition of the Chief Executive Officer.

The following table summarizes information concerning outstanding and exercisable options as of February 28, 2006 (shares in thousands):

	Outstanding Options		Exercisable Options
Range of exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
$ 0.21 – 4.00	16,229	$ 2.83	3,433	$ 2.05
4.01 – 5.00	18,837	4.62	6,160	4.62
5.01 – 6.00	15,497	5.68	11,365	5.64
6.01 – 7.00	2,519	6.23	2,181	6.23
7.01 – 8.00	1,534	7.70	1,294	7.72
$ 8.01 – 22.00	10,084	11.43	10,032	11.44
	64,700	$ 5.62	34,465	$ 6.90

NOTE 4.	TIPPING POINT TECHNOLOGIES, INC. ACQUISITION

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

The TippingPoint acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are included in the condensed consolidated balance sheet as of May 31, 2005 and February 28, 2006. The operating results of TippingPoint are included in the condensed consolidated financial statements since the date of acquisition.

The purchase price is shown below (in millions):

Cash paid for common stock	$ 389.5
Fair value of outstanding stock options assumed	36.1
Acquisition direct costs	4.4
Total purchase price	$ 430.0

In accordance with SFAS No. 141, “Business Combinations,” the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed, including in-process research and development, based on their estimated fair values, and deferred stock compensation was recorded based on intrinsic value in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation: an Interpretation of APB Opinion No. 25.” The excess purchase price over those values is recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize established valuation techniques appropriate for the high technology industry. Goodwill recorded as a result of this acquisition is not deductible for tax purposes. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill is not amortized but will be reviewed at least annually for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective estimated useful lives. As of February 28, 2006 the purchase price allocation has been finalized. The total purchase price has been allocated as follows (in millions):

Net tangible assets assumed	$ 37.4
Amortizable intangible assets:
Existing technology	39.1
Maintenance agreements	19.0
Other	11.8
Total amortizable intangible assets	69.9
In-process research and development	5.1
Deferred compensation on unvested stock options	9.4
Goodwill	308.2
Total purchase price allocation	$ 430.0

During the three months ended August 31, 2005, we revised the purchase price allocation by increasing net tangible assets assumed and reducing goodwill by $1.3 million. This adjustment related to the revision of an estimate for a contingent liability assumed in the acquisition and has been incorporated into the purchase price allocation above.

Intangible assets include amounts recognized for the fair value of existing technology, maintenance agreements, trade name and trademarks, and non-competition agreements. These intangible assets have a weighted average useful life of approximately five years.

In-process research and development (IPR&D) represents incomplete TippingPoint research and development projects that had not reached technological feasibility and had no alternative future use as of the acquisition date. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirements. At the time of acquisition, TippingPoint had multiple IPR&D efforts under way for certain current and future product lines. The value assigned to IPR&D was determined by considering the importance of each project to our overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects. Purchased IPR&D relates primarily to projects associated with the TippingPoint UnityOne products and Software Management System product, which had not yet reached technological feasibility as of the acquisition date and have no alternative future use. We utilized the multi-period excess earnings method to value the IPR&D, using a discount rate of 20 percent. At the time of acquisition, it was estimated that these development efforts would be completed over the next twelve months at an estimated cost of approximately $10 million. As of February 28, 2006, these projects have been completed.

NOTE 5.	RESTRUCTURING CHARGES

In recent fiscal years, we have undertaken several initiatives involving significant changes in our business strategy and cost structure. In fiscal 2001, we began a broad restructuring of our business to enhance the focus and cost effectiveness of our business units in serving their respective markets. These restructuring efforts continued through fiscal 2004. As of February 28, 2006, accrued liabilities related to actions initiated in fiscal 2001, 2002, 2003 and 2004 (the “Fiscal 2001 Actions”, “Fiscal 2002 Actions”, “Fiscal 2003 Actions”, and “Fiscal 2004 Actions”) mainly consist of lease obligations associated with vacated facilities.

During the nine months ended February 28, 2006 (the “Fiscal 2006 Actions”) and during the nine months ended February 28, 2005 (the “Fiscal 2005 Actions”), we took the following additional measures to reduce costs:

•	reductions in workforce; and
•	continued efforts to consolidate and dispose of excess facilities.

Restructuring charges related to these various initiatives were $4.1 million in the three months ended February 28, 2006 and $9.1 million in the three months ended February 28, 2005. Restructuring charges also included net benefits of $0.1 million in the three months ended February 28, 2006 and $0.2 million in the three months ended February 28, 2005 for revisions of previous estimates of employee separation expenses and facilities-related costs. Restructuring charges related to these various initiatives were $11.0 million in the nine months ended February 28, 2006 and $16.4 million in the nine months ended February 28, 2005. Restructuring charges also included net benefits of $0.1 million in the nine months ended February 28, 2006 and $6.1 million in the nine months ended February 28, 2005 primarily related to revisions of previous estimates of employee separation expenses and facilities-related costs.

Accrued liabilities associated with restructuring charges are included in the caption “Accrued liabilities and other” in the accompanying condensed consolidated balance sheets. These liabilities are classified as current because we expect to satisfy such liabilities within the next 12 months.

Fiscal 2006 Actions

Activity and liability balances related to the fiscal 2006 restructuring actions are as follows (in thousands):

	Employee Separation Expense	Facilities-related Charges	Total
Balance as of June 1, 2005	$ -	$ -	$ -
Provisions	7,071	1,425	8,496
Payments and non-cash charges	(2,881)	(538)	(3,419)
Balance as of February 28, 2006	$ 4,190	$ 887	$ 5,077

Employee separation expenses include severance pay, outplacement services, medical and other related benefits. The reduction in workforce affected employees involved in research and development, sales and marketing, customer support, and general and administrative functions. The total reduction in workforce associated with actions initiated during the nine months ended February 28, 2006 includes approximately 190 employees.

Facilities-related charges included costs associated with vacating leased offices in the nine months ended February 28, 2006. These expenses mainly related to lease obligations and asset write-downs.

Fiscal 2005 Actions

Activity and liability balances related to the fiscal 2005 restructuring actions are as follows (in thousands):

	Employee Separation Expense	Long-term Asset Write-downs	Facilities-related Charges	Other Restructuring Costs	Total
Balance as of June 1, 2005	$ 8,205	$ 255	$ 388	$ 13	$ 8,861
Provisions	1,759	194	19	257	2,229
Payments and non-cash charges	(7,200)	(194)	(407)	(257)	(8,058)
Balance as of February 28, 2006	$ 2,764	$ 255	$ -	$ 13	$ 3,032

Employee separation expenses include severance pay, outplacement services, medical and other related benefits. The reduction in workforce affected employees involved in research and development, sales and marketing, customer support, general and administrative, and manufacturing functions.

Long-term asset write-downs were associated with assets that no longer support our continuing operations.

Facilities-related charges in the nine months ended February 28, 2006 relating to restructuring actions initiated in fiscal 2005 were the result of a revision of lease obligations.

Other restructuring costs included payments to suppliers and contract termination fees.

Fiscal 2004 Actions

Activity and liability balances related to the fiscal 2004 restructuring actions are as follows (in thousands):

	Long-term Asset Write-downs	Facilities-related Charges	Total
Balance as of June 1, 2005	$ -	$ 993	$ 993
Provisions	90	230	320
Payments and non-cash charges	(90)	(183)	(273)
Balance as of February 28, 2006	$ -	$ 1,040	$ 1,040

Long-term asset write-downs were associated with assets that no longer support our continuing operations.

Facilities-related charges in the nine months ended February 28, 2006 relating to restructuring actions initiated in fiscal 2004 were the result of a revision of lease obligations.

Fiscal 2003 Actions

Activity and liability balances related to the fiscal 2003 restructuring actions are as follows (in thousands):

Facilities-related Charges
Balance as of June 1, 2005	$ 2,187
Benefits	(4)
Payments and non-cash charges	(841)
Balance as of February 28, 2006	$ 1,342

Facilities-related charges in the nine months ended February 28, 2006 relating to restructuring actions initiated in fiscal 2003 were the result of a revision of lease obligations.

Fiscal 2001 and 2002 Actions

Activity and liability balances related to the fiscal 2001 and fiscal 2002 restructuring actions are as follows (in thousands):

	Facilities-related Charges	Other Restructuring Costs	Total
Balance as of June 1, 2005	$ 5,561	$ 5	$ 5,566
Provisions	(85)	-	(85)
Payments and non-cash charges	(1,799)	-	(1,799)
Balance as of February 28, 2006	$ 3,677	$ 5	$ 3,682

Facilities-related charges in the nine months ended February 28, 2006 relating to restructuring actions initiated in fiscal 2001 and fiscal 2002 were the result of a revision of lease obligations.

Other restructuring costs included payments to suppliers and contract termination fees.

NOTE 6.	IMPAIRMENT CHARGE

During the closing process for the three months ended February 28, 2006, management decided to discontinue certain development plans utilizing a purchased technology license for which we did not have an alternative use. Management believed this decision indicated that the carrying value of the related asset may have been impaired and that an impairment analysis should be performed. In performing the analysis for recoverability, management estimated the future cash flows expected to result from this license. Since the estimated undiscounted cash flows were less than the carrying value of the related asset, it was concluded that an impairment loss should be recognized. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the impairment charge was determined by comparing the estimated fair value of the related asset to its carrying value. We recorded a $4.2 million impairment charge based on this recoverability analysis. The impaired asset was fully written off as of February 28, 2006.

NOTE 7.	HUAWEI-3COM JOINT VENTURE

On November 17, 2003, we formed the Huawei-3Com joint venture (H-3C) with a subsidiary of Huawei Technologies, Ltd. (Huawei). H-3C is domiciled in Hong Kong, and has its principal operating center in Hangzhou, China.

At the time of formation, we contributed cash of $160.0 million, assets related to our operations in China and Japan, and licenses related to certain intellectual property in exchange for a 49 percent ownership interest. We recorded our initial investment in H-3C at $160.1 million, reflecting our carrying value for the cash and assets contributed. Huawei contributed its enterprise networking business assets - including Local Area Network (LAN) switches and routers; engineering, sales, marketing resources and personnel; and licenses to its related intellectual property - in exchange for a 51 percent ownership interest. Huawei’s contributed assets were valued at $178.2 million at the time of formation. Two years after formation of H-3C, we had the one-time option to purchase an additional two percent ownership interest from Huawei. On October 28, 2005, we exercised this right and entered into an agreement to purchase an additional two percent ownership interest in H-3C from Huawei for an aggregate purchase price of $28.0 million. We were granted regulatory approval by the Chinese government and subsequently completed this transaction on January 27, 2006 (date of acquisition). Consequently, we now own a majority interest in the joint venture and have determined that the criteria of Emerging Issues Task Force No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” have been met, and will consolidate H-3C’s financial statements from February 1, 2006, a date used under the principle of a convenience close. Both partners have the right to purchase all of the other partner’s ownership interest through a bid process at any time after the third anniversary of H-3C’s formation, which is in November 2006.

During the three months ended May 31, 2006 we will complete our preliminary purchase price allocation. The acquisition will be accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed will be included in the consolidated balance sheet as of May 31, 2006. The operating results of H-3C will be included in the consolidated financial statements from February 1, 2006, resulting in the latter two months of H-3C's three months ended March 31, 2006 being included in our three months ended May 31, 2006 statement of operations.

The following pro forma financial information presents the consolidated results of operations of 3Com and H-3C as if the acquisition had occurred as of the beginning of the periods presented below. Preliminary adjustments, which reflect the amortization of purchased intangible assets, and charges to cost of sales for inventory write-ups, have been made to the consolidated results of operations. We also eliminate the inter-company activity between the parties in the consolidated results. The unaudited pro forma financial information is not intended, and should not be taken as representative of our future consolidated results of operations or financial condition.

	Three Months Ended February 28,		Nine Months Ended February 28,
(In millions, except per share amounts)	2006	2005	2006	2005

Net sales	$ 304.9	$ 242.3	$ 847.0	$ 670.5
Net loss	(32.8)	(53.5)	(86.5)	(139.0)
Basic and diluted net loss per share	$ (0.08)	$ (0.14)	$ (0.22)	$ (0.36)

Prior to February 1, 2006, we accounted for our investment in H-3C by the equity method. Under this method, we recorded our proportionate share of H-3C’s net income or loss based on the most recently available quarterly financial statements. Since H-3C follows a calendar year basis of reporting, we reported our equity in H-3C’s net loss for H-3C’s three months ended December 31, 2005 and 2004 in our results of operations for the three months ended February 28, 2006 and 2005 and the nine months ended December 31, 2005 and 2004 in our results of operations for the nine months ended February 28, 2006 and 2005. Prospectively, we will continue to report our investment in H-3C based on H-3C’s most recent financial statements, two months in arrears. Our three months ended May 31, 2006 will contain January 2006 results of H-3C on the equity method.

In determining our share of the net income or loss of H-3C certain adjustments are made to H-3C’s reported results. These adjustments are made primarily to recognize the value and the related amortization expense associated with Huawei’s contributed assets, as well as to defer H-3C’s sales and gross profit on sales of products sold to us that remained in our inventory at the end of the accounting period.

Summarized condensed unaudited financial information for H-3C, adjusted as described above, is as follows (in thousands):

	December 31, 2005	March 31, 2005
Balance Sheet:
Current assets	$ 377,478	$ 259,369
Non-current assets	134,222	149,571
Current liabilities	193,125	109,097
Non-current liabilities	8,866	8,866

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Statement of Operations:
Sales	$ 144,973	$ 87,166	$ 351,922	$ 215,696
Gross profit	69,544	33,717	157,181	84,485
Net income (loss)	17,910	(4,589)	15,847	(14,540)

We and H-3C are parties to agreements providing for the sale of certain products between the two companies. Sales of our products to H-3C were $3.2 million for the three months ended February 28, 2006 and 2005 while our purchases of products from H-3C increased $13.0 million to $18.9 million in the three months ended February 28, 2006 compared to the three months ended February 28, 2005. During the nine months ended February 28, 2006, sales of our products to H-3C decreased $0.6 million to $9.9 million while our purchases of products from H-3C increased $31.1 million to $47.8 million compared to the nine months ended February 28, 2005. As of February 28, 2006, we had deferred $0.4 million of sales made to H-3C that had not yet been shipped to H-3C’s end customers. In addition, we had trade receivables of $1.9 million as of February 28, 2006 and $1.2 million as of May 31, 2005 and payables of $9.4 million as of February 28, 2006 and $5.7 million as of May 31, 2005 with H-3C, which are included in the captions “Accounts receivable” and “Accounts payable” in the accompanying condensed consolidated balance sheets.

NOTE 8.	COMPREHENSIVE LOSS

The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2006	2005	2006	2005
Net loss	$ (32,760)	$ (53,005)	$ (85,501)	$ (137,361)
Other comprehensive income (loss):
Net unrealized gain (loss) on cash flow hedges	-	817	-	(81)
Net unrealized gain (loss) on investments	418	(196)	77	(1,583)
Change in accumulated translation adjustments	711	(208)	215	2,150
Total comprehensive loss	$ (31,631)	$ (52,592)	$ (85,209)	$ (136,875)

NOTE 9.	NET LOSS PER SHARE

Employee stock options totaling 64.7 million shares for the three and nine months ended February 28, 2006 and 64.5 million shares for the three and nine months ended February 28, 2005 were not included in the computation of diluted earnings per share as the net loss for these periods would have made their effect antidilutive.

NOTE 10.	INVENTORIES

The components of inventories are as follows (in thousands):

	February 28, 2006	May 31, 2005
Finished goods	$ 29,175	$ 27,703
Work-in-process	349	611
Raw materials	1,547	997
Total	$ 31,071	$ 29,311

NOTE 11.	INTANGIBLE ASSETS, NET

The following table details our purchased intangible assets (in thousands):

	February 28, 2006			May 31, 2005
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Existing technology	$ 74,431	$ (42,391)	$ 32,040	$ 74,431	$ (36,685)	$ 37,746
Maintenance contracts	19,000	(3,431)	15,569	19,000	(1,056)	17,944
Other	12,170	(5,484)	6,686	12,170	(1,978)	10,192
Total	$ 105,601	$ (51,306)	$ 54,295	$ 105,601	$ (39,719)	$ 65,882

During the three months ended February 28, 2005, we recorded $69.9 million of intangible assets related to the TippingPoint acquisition. See Note 4 for information concerning our TippingPoint acquisition. These amounts were recognized for the fair value of existing technology, maintenance agreements, trade name and trademarks, and non-competition agreements. These intangible assets have a weighted average useful life of approximately five years.

NOTE 12.	ACCRUED WARRANTY

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

The following table summarizes the activity in the allowance for estimated warranty costs for the nine months ended February 28, 2006 and 2005 (in thousands):

	Nine Months Ended February 28,
	2006	2005
Accrued warranty, beginning of period	$ 41,782	$ 43,825
Cost of warranty claims processed during the period	(22,691)	(24,728)
Provision for warranties related to products sold during the period	20,373	20,976
Accrued warranty, end of period	$ 39,464	$ 40,073

In prior years, we entered into several agreements whereby we sold products to resellers who, in turn, sold the products to others, and we guaranteed the payments of the end users. However, since deferred revenue and other associated accruals related to such sales approximate the guaranteed amounts, any payments resulting from end user defaults are not expected to have a material impact on our results of operations.

NOTE 13.	SEGMENT INFORMATION

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

Sales by geographic area are presented based upon the end customer’s designated delivery point. Sales by geographic area are as follows (dollars in thousands):

	Three Months Ended February 28,				Nine Months Ended February 28,
	2006		2005		2006		2005
North America	$ 60,875	34%	$ 49,660	31%	$ 191,019	35%	$ 153,463	32%
Latin and South America	19,781	11%	14,052	9%	53,386	10%	42,058	9%
Europe, Middle East and Africa	74,956	42%	76,393	47%	231,060	43%	216,719	46%
Asia Pacific Rim	21,951	13%	21,080	13%	64,066	12%	62,362	13%
Total	$ 177,563	100%	$ 161,185	100%	$ 539,531	100%	$ 474,602	100%

NOTE 14.	LITIGATION

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

On April 28, 1997, Xerox Corporation (Xerox) filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corporation in the United States District Court for the Western District of New York.  3Com completed its acquisition of these defendant companies on June 12, 1997.  The case is now captioned Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corporation, Palm Computing, Inc., and Palm, Inc. (Civil Action Number 97-CV-6182T).  Xerox alleged willful infringement of one of its United States patents.  Xerox sought to recover damages and to permanently enjoin the defendants from infringing the patent in the future.  In 2000, the District Court dismissed the case, ruling that there was no infringement.  On appeal, the Court of Appeals for the Federal Circuit affirmed-in-part, reversed-in-part and remanded the case to the District Court for further action.  On December 20, 2001, the District Court granted Xerox’s motion for summary judgment, ruling that the patent was valid and enforceable and had been infringed.  The defendants filed a Notice of Appeal.  On February 22, 2002, the District Court denied Xerox’s motion for an injunction seeking to prohibit further alleged infringement during the appeal and ordered the defendants to post a bond in the amount of $50 million.  Xerox appealed the denial of the injunction.  On February 20, 2003, the Court of Appeals issued its decision affirming-in-part and reversing-in-part the order of the District Court.  The Court of Appeals affirmed the grant of summary judgment of infringement, reversed the grant of summary judgment of validity and remanded the case to the District Court to conduct a complete validity analysis.  On May 21, 2004, the District Court awarded summary judgment to the defendants, holding that Xerox’s patent was invalid, and dismissed the remaining claims.  On February 16, 2005, the District Court denied Xerox’s motion for reconsideration. Xerox appealed the District Court’s decision to the United States Court of Appeals for the Federal Circuit on March 9, 2005. In connection with the separation of Palm from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement dated February 26, 2000 between 3Com and Palm, Palm agreed to indemnify and hold 3Com harmless for any damages or losses that might arise out of the Xerox litigation.

On December 5, 2001, TippingPoint and two of its current and former officers and directors, as well as the managing underwriters in TippingPoint’s initial public offering, were named as defendants in a TippingPoint purported class action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit, which is part of a consolidated action that includes over 300 similar actions, is captioned In re Initial Public Offering Securities Litigation, Brian Levey vs. TippingPoint Technologies, Inc., et al. (Civil Action Number 01-CV-10976). The principal allegation in the lawsuit is that the defendants participated in a scheme to manipulate the initial public offering and subsequent market price of TippingPoint’s stock (and the stock of other public companies) by knowingly assisting the underwriters’ requirement that certain of their customers had to purchase stock in a specific initial public offering as a condition to being allocated shares in the initial public offerings of other companies. In relation to TippingPoint, the purported plaintiff class for the lawsuit is comprised of all persons who purchased TippingPoint stock from March 17, 2000 through December 6, 2000. The suit seeks rescission of the purchase prices paid by purchasers of shares of TippingPoint common stock. On September 10, 2002, TippingPoint’s counsel and counsel for plaintiffs entered into an agreement pursuant to which the plaintiffs dismissed, without prejudice, TippingPoint’s former and current officers and directors from the lawsuit. In May 2003, a memorandum of understanding was executed by counsel for plaintiffs, the issuer-defendants and their insurers setting forth the terms of a settlement that would result in the termination of all claims brought by the plaintiffs against the issuer-defendants and the individual defendants named in the lawsuit. In August 2003, TippingPoint’s Board of Directors approved the settlement terms described in the memorandum of understanding. In May 2004, TippingPoint signed a settlement agreement on behalf of itself and its current and former directors and officers with the plaintiffs. This settlement agreement formalizes the previously approved terms of the memorandum of understanding and, subject to certain conditions, provides for the complete dismissal, with prejudice, of all claims against TippingPoint and its current and former directors and officers. Any direct financial impact of the settlement is expected to be borne by TippingPoint’s insurers. On August 31, 2005, the District Court issued its preliminary approval of the settlement terms. The settlement remains subject to numerous conditions, including final approval by the District Court. There can be no assurance that such conditions will be met. If the District Court rejects the settlement agreement, in whole or in part, or the settlement does not occur for any other reason and the litigation against TippingPoint continues, we intend to defend this action vigorously, and to the extent necessary, to seek indemnification and/or contribution from the underwriters in TippingPoint’s initial public offering pursuant to its underwriting agreement with the underwriters. However, there can be no assurance that indemnification or contribution will be available to TippingPoint or enforceable against the underwriters.

NOTE 15.	SIGNIFICANT TAX TRANSACTION

During the process of preparing our financial statements for the three months ended November 30, 2005, we settled a tax audit with foreign tax authorities regarding issues covering multiple years. The settlement was reached during the three months ended February 28, 2006, but before issuance of our three months ended November 30, 2005 financial statements, and the settlement provided additional evidence with respect to conditions that existed on December 2, 2005. Consequently, the foreign tax settlement was recorded in the three months ended November 30, 2005 financial statements. This transaction resulted in the release of $24.3 million of our tax reserves which were previously reported under the caption “Accrued liabilities and other” on our balance sheet. The release of the reserves resulted in the following amounts being recorded in the statement of operations in the three months ended November 30, 2005; a tax benefit of $23.0 million included in the caption “Income tax benefit” and a related foreign exchange gain of $1.3 million included in the caption “Interest and other income, net”.

NOTE 16.	HEMEL EXPLOSIONS

On December 11, 2005, our Europe, Middle East and Africa headquarters facility in Hemel Hempstead, United Kingdom was damaged by explosions at a third-party oil depot facility which occurred approximately one quarter mile from our facility. Approximately 300 employees and contractors work at our Hemel campus, primarily in our sales, marketing and product operations groups. The incident occurred during non-business hours and no employee casualties or injuries were reported. We activated our back-up systems and established business operations at alternative facilities to ensure business continuity and minimize disruption to our customers. We believe we have sufficient insurance and recourse against third parties so that any loss incurred by us in connection with these explosions should not have a material adverse effect on our results of operations.

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

Our long-term technology-based strategy centers on enterprises and public sector organizations migrating to secure Internet Protocol (IP) based infrastructures that deliver converged voice and data applications. Our products and services can generally be classified in the following categories:

•	Security (including management);
•	Voice over IP (VoIP) Telephony;
•	Networking (including infrastructure and management);
•	Services; and
•	Desktop, mobile and server connectivity.

We have undergone significant changes in recent years, including:

•	forming the Huawei-3Com joint venture (H-3C) and subsequently completing our acquisition of an additional two percent ownership interest in H-3C (we now hold a 51% interest in H-3C);
•	acquiring TippingPoint Technologies, Inc.;
•	restructuring activities which included outsourcing of certain information technology, all manufacturing activity and other functions, and selling excess facilities;
•	realigning our sales and marketing channels and expenditures;
•	significant headcount reductions; and
•	significant changes to our executive leadership.

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

On October 28, 2005, we exercised our right to purchase an additional two percent ownership interest in H-3C and entered into an agreement with Huawei for an aggregate purchase price of $28.0 million. We were granted regulatory approval by the Chinese government and subsequently completed this transaction on January 27, 2006 (date of acquisition). Consequently, we now own a majority interest in the joint venture and have determined that the criteria of Emerging Issues Task Force No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” have been met, and will consolidate H-3C’s financial statements from February 1, 2006, a date used under the principle of a convenience close. Both partners have the right to purchase all of the other partner’s ownership interest through a bid process at any time after the third anniversary of H-3C’s formation, which is in November 2006.

During the three months ended May 31, 2006 we will complete our preliminary purchase price allocation. The acquisition will be accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed will be included in the consolidated balance sheet as of May 31, 2006. The operating results of H-3C will be included in the consolidated financial statements from February 1, 2006, resulting in the latter two months of H-3C's three months ended March 31, 2006 being included in our three months ended May 31, 2006 statement of operations

On January 31, 2005, we acquired TippingPoint Technologies, Inc. (TippingPoint), a provider of network-based intrusion prevention systems. We believe the acquired technologies are uniquely qualified to protect a converged voice and data environment. We believe our acquisition of those technologies will expand our ability to design innovative and reliable voice, data and security solutions.

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

We have introduced multiple new products targeted at the large enterprise market, including modular switches and routers sourced from our joint venture, H-3C, as well as VoIP, security and wireless solutions. We also continue to develop solutions for the small to medium enterprise market, including VoIP, smart switches, and Power over Ethernet technology.

During the nine months ended February 28, 2006 we have increased our focus on sales and marketing activities. Initiatives included developing an expanded set of enterprise class channels to support effective sales into the large enterprise market, and implementing marketing programs that we believe will improve our effectiveness and productivity in our existing channels, particularly those that target small and medium-sized businesses. We are re-assessing our go to market model and expect to make changes that will increase effectiveness.

Summary of Three Months Ended February 28, 2006 Financial Performance

•

Our sales in the three months ended February 28, 2006 were $177.6 million, compared to sales of $161.2 million in the three months ended February 28, 2005, an increase of $16.4 million, or 10.2 percent.

•	Our gross margin improved to 40.8 percent in the three months ended February 28, 2006 from 35.6 percent in the three months ended February 28, 2005.
•

Our operating expenses in the three months ended February 28, 2006 were $119.7 million, compared to $113.7 million in the three months ended February 28, 2005, a net increase of $6.0 million, or 5.3 percent.

•	Our net loss in the three months ended February 28, 2006 was $32.8 million, compared to a net loss of $53.0 million in the three months ended February 28, 2005.
•

Our balance sheet remained strong with cash and equivalents and short-term investment balances of $706.0 million as of February 28, 2006, compared to cash and equivalents and short-term investment balances of $844.1 million at the end of fiscal 2005.

Summary of Nine Months Ended February 28, 2006 Financial Performance

•

Our sales for the nine months ended February 28, 2006 were $539.5 million, compared to sales of $474.6 million in the nine months ended February 28, 2005, an increase of $64.9 million, or 13.7 percent.

•	Our gross margin improved to 40.2 percent in the nine months ended February 28, 2006 from 36.3 percent in the nine months ended February 28, 2005.
•

Our operating expenses in the nine months ended February 28, 2006 were $353.0 million, compared to $313.3 million in the nine months ended February 28, 2005, a net increase of $39.7 million, or 12.7 percent.

•

Our net loss in the nine months ended February 28, 2006 was $85.5 million, including a $24.3 million benefit from a foreign tax settlement and related foreign currency gain, compared to a net loss of $137.4 million in the nine months ended February 28, 2005.

Business Environment and Future Trends

Networking industry analysts and participants differ in their assessments concerning the prospects for near-term industry growth. Industry factors and trends also present significant challenges in the medium term with respect to our goals. Such factors and trends include:

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

Our key focus for the remainder of fiscal 2006 is on the development and execution of our business plan to enhance our go-to market capabilities, commitment to developing innovative products, leveraging our relationship with H-3C, and developing a business model to reach and sustain profitability, including the assessment of our structure, locations, systems requirements, management structure and spending programs.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2005.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED FEBRUARY 28, 2006 AND 2005

The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2006	2005	2006	2005
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.2	64.4	59.8	63.7
Gross profit margin	40.8	35.6	40.2	36.3
Operating expenses:
Sales and marketing	37.8	36.8	38.0	36.6
Research and development	14.1	15.2	12.9	14.2
General and administrative	11.0	8.7	10.4	9.3
Amortization and write-down of intangible assets	2.2	1.1	2.1	1.0
In-process research and development	-	3.1	-	1.4
Restructuring charges	2.3	5.6	2.0	3.5
Total operating expenses	67.4	70.5	65.4	66.0
Operating loss	(26.6)	(35.0)	(25.2)	(29.7)
Gain on investments, net	0.0	1.0	0.6	0.4
Interest income, net	4.1	3.5	3.7	3.1
Other expense, net	(0.3)	(0.5)	(0.1)	(0.9)
Loss before income taxes and equity interest	(22.8)	(30.9)	(21.0)	(27.1)
Income tax (provision) benefit	(0.6)	(0.6)	3.8	(0.3)
Equity interest in income (loss) of unconsolidated joint venture	5.0	(1.4)	1.4	(1.5)
Net loss	(18.4)%	(32.9)%	(15.8)%	(28.9)%

Sales

Sales increased $16.4 million, or 10.2% in the three months ended February 28, 2006 and $64.9 million, or 13.7% in the nine months ended February 28, 2006, compared to the same periods in the previous fiscal year. This growth is primarily attributable to growth in security sales in nine months ended February 28, 2006, primarily due to the inclusion of TippingPoint in our current periods. For the three months ended February 28, 2006, the increase in security sales, primarily due to the inclusion of TippingPoint in our current period, was partially offset by a decline in sales of networking products. For the nine months ended February 28, 2006, the increase in security sales, primarily due to the inclusion of TippingPoint, was partially offset by a decline in sales of desktop, mobile and server connectivity products.

Sales by major product categories are as follows (dollars in millions):

	Three Months Ended February 28,				Nine Months Ended February 28,
	2006		2005		2006		2005
Security	$ 25.5	14%	$ 4.5	3%	$ 63.3	12%	$ 10.9	2%
VoIP Telephony	12.5	7%	11.0	7%	42.1	8%	30.9	7%
Networking	119.5	67%	124.9	77%	378.2	70%	367.5	77%
Services	8.0	5%	7.8	5%	24.6	4%	23.7	5%
Desktop, mobile and server connectivity	12.1	7%	13.0	8%	31.3	6%	41.6	9%
Total	$ 177.6	100%	$ 161.2	100%	$ 539.5	100%	$ 474.6	100%

Security revenue includes our TippingPoint products and services, as well as other security products, such as our embedded firewall product. Sales of our security products increased $21.0 million in the three months ended February 28, 2006 and $52.4 million in the nine months ended February 28, 2006, compared to the same periods in the previous fiscal year. The increase in both periods is primarily attributable to the inclusion of TippingPoint’s sales and, to a lesser extent, organic growth in the security products in fiscal 2006. Sales of our embedded firewall products increased in both the three and nine months ended February 28, 2006 compared to the corresponding periods in the previous fiscal year.

VoIP Telephony revenue includes our VCX and NBX VoIP product lines. Sales of our VoIP telephony products increased $1.5 million in the three months ended February 28, 2006 and $11.2 million in the nine months ended February 28, 2006, compared to the same periods in the previous fiscal year. This increase in both periods is primarily attributable to growth in demand for our NBX products as well as a shift in focus to larger enterprise contracts. VCX products also contributed to the increase in VoIP telephony sales in both the three and nine months ended February 28, 2006, when compared to the corresponding periods in the previous fiscal year.

Networking revenue includes sales of the H-3C sourced enterprise products, our Layer 2 and Layer 3 stackable 10/100/1000 managed switching lines, wireless and our OfficeConnect and baseline-branded small to medium-sized enterprise market products. Sales of our networking products decreased $5.4 million in the three months ended February 28, 2006 and increased $10.7 million in the nine months ended February 28, 2006, compared to the same periods in the previous fiscal year. The decrease in the three months ended February 28, 2006 is primarily attributable to a decline in the Layer 2 managed and unmanaged switches, offset in part by growth in the Layer 3 switches sourced from the H-3C joint venture. The increase in the nine months ended February 28, 2006 resulted from the introduction of the 5500 line of Layer 3 switches as well as growth in our modular core and router products.

Services revenue includes professional services and maintenance contracts, excluding TippingPoint maintenance which is included in security. Services revenue increased modestly in both the three and nine months ended February 28, 2006, when compared to the same periods in the previous fiscal year.

Desktop, mobile and server connectivity revenue includes our traditional network interface card, personal computer card, and mini-peripheral component interconnect form factors. Sales of our desktop, mobile and server connectivity products decreased $0.9 million in the three months ended February 28, 2006 and $10.3 million in the nine months ended February 28, 2006, compared to the same periods in the previous fiscal year. The decrease in both periods is the result of lower unit demand for these products, reflecting the continued shift in technology from these products to PC chipsets with embedded networking technology. Partially offsetting the decline in demand for these products were revenue-sharing payments for intellectual property rights of $3.3 million in the three months ended February 28, 2006 and $5.0 million in the nine months ended February 28, 2006, as compared to $2.7 in the three and nine months ended February 28, 2005.

Gross Margin

Gross margin improved in both the three and nine months ended February 28, 2006 compared to the same periods in the previous fiscal year due to several factors, as follows:

	Three Months Ended February 28, 2006	Nine Months Ended February 28, 2006
Pricing, product mix and other costs	4.6%	3.0%
Royalty agreement	0.8	0.4
Volume-related impacts	(0.2)	0.5
Total	5.2%	3.9%

•	The favorable shift in product mix was primarily attributable to TippingPoint being included in the three and nine months ended February 28, 2006.
•	We paid royalties to certain suppliers in the three and nine months ended February 28, 2005, which were not incurred in the three and nine months ended February 28, 2006.
•	Volume-related impacts include changes in manufacturing overhead cost rates and post-sale technical support cost rates since a portion of these costs are not directly variable with sales.

Operating Expenses

(Dollars in millions)	Three Months Ended February 28,		Change		Nine Months Ended February 28,		Change
	2006	2005	$	%	2006	2005	$	%
Sales and marketing	$ 67.1	$ 59.4	$ 7.7	13%	$ 204.9	$ 173.8	$ 31.1	18%
Research and development	25.1	24.4	0.7	3%	69.5	67.4	2.1	3%
General and administrative	19.5	14.0	5.5	39%	56.0	44.0	12.0	27%
Amortization of intangible assets	3.9	1.7	2.2	129%	11.6	4.9	6.7	137%
In-process research and development	-	5.1	(5.1)	(100)%	-	6.8	(6.8)	(100)%
Restructuring	4.1	9.1	(5.0)	(55)%	11.0	16.4	(5.4)	(33)%
Total	$ 119.7	$113.7	$ 6.0	5%	$353.0	$ 313.3	$ 39.7	13%

Sales and Marketing. The most significant factors in the increase in both the three and nine months ended February 28, 2006 compared to the same periods in fiscal 2005 were the inclusion of TippingPoint’s expenses in the current fiscal periods and our investment in our branding campaign. Both the three and nine months ended February 28, 2005 only included one month of TippingPoint's expenses since the acquisition was completed on January 31, 2005. In addition, we incurred performance related compensation expenses in the nine months ended February 28, 2006, which were not incurred in the previous fiscal year. We tie incentive compensation to the accomplishment of specific financial objectives and met certain of these objectives in the current fiscal year, whereas these objectives were not met in the previous fiscal year. Partially offsetting these increases were reduced outside consulting fees in both the three and nine months ended February 28, 2006, compared to the same periods in fiscal 2005.

Research and Development. The most significant factors contributing to the increases in both the three and nine months ended February 28, 2006 compared to the same periods in fiscal 2005 were the TippingPoint’s expenses and a $4.2 million charge resulting from the impairment of licensed software for which we had no alternative future use. In addition, performance related compensation expenses in the nine months ended February 28, 2006 contributed to the increase compared to the same period in the previous fiscal year. Partially offsetting these additional expenses were reduced workforce expenses as a result of restructuring activities and reduced project spending in the current fiscal year.

General and Administrative. The most significant factors in the increase in both the three and nine months ended February 28, 2006 compared to the same periods in fiscal 2005 were TippingPoint’s expenses in the current fiscal year and $4.6 million related to executive transition costs in the current year. These transition costs resulted from the departure of the former Chief Executive Officer and the appointment of the current Chief Executive Officer on January 25, 2006. In addition, performance related compensation expenses in the nine months ended February 28, 2006 contributed to the increase compared to the same period in the previous fiscal year. Partially offsetting these items were reduced workforce-related expenses due to our restructuring initiatives and reduced IT and facilities-related expenses in both the three and nine months ended February 28, 2006.

Amortization of Intangible Assets. Amortization of intangible assets increased in both the three and nine month ended February 28, 2006 when compared to the previous fiscal year due to $69.9 million of purchased intangibles acquired in the TippingPoint acquisition in the three months ended February 28, 2005. These assets are being amortized on a straight-line basis over their estimated useful lives of between two and six years.

In-process research and development. $5.1 million of the total purchase price of TippingPoint was allocated to in-process research and development and was expensed in the three months ended February 28, 2005. Projects that qualify as in-process research and development represent those that had not yet reached technological feasibility and which had no alternative future use. At the time of acquisition, TippingPoint had multiple in-process research and development efforts under way for certain current and future product lines. We utilized the discounted cash flow method to value the in-process research and development. We used a 20% discount rate derived from a weighted-average cost of capital analysis. At the time of acquisition, it was estimated that these development efforts would be completed within twelve months at an estimated cost of approximately $10 million. As of February 28, 2006 these development efforts have been completed. Additionally, we incurred $1.7 million of in-process research and development expenses related to technology assets purchased during the three months ended August 31, 2004.

Restructuring Charges. Restructuring charges in the three months ended February 28, 2006 included $3.5 million for severance and outplacement costs and $0.6 million for facilities-related charges and long-term asset write-downs as we consolidated facilities and vacated leased offices. Restructuring charges for the nine months ended February 28, 2006 primarily included $8.9 million for severance and outplacement costs and $2.1 million for facilities-related charges and long-term asset write-downs as we consolidated facilities and vacated leased offices.

Restructuring charges in the three months ended February 28, 2005 included $8.6 million for severance and outplacement costs and $0.5 million for facilities-related charges and long-term asset write-downs as we consolidated facilities and vacated leased offices. Restructuring charges for the nine months ended February 28, 2005 primarily included $13.6 million for severance and outplacement costs and $2.8 million for facilities-related charges and long-term asset write-downs as we consolidated facilities and vacated leased offices.

See Note 5 to Notes to Condensed Consolidated Financial Statements for a more detailed discussion of restructuring charges.

Gain on Investments, Net

Net gains on investments were $0.2 million in the three months ended February 28, 2006 and $3.3 million in the nine months ended February 28, 2006, primarily reflecting gains from the sales of certain equity securities. Net gains on investments were $1.7 million in the three months ended February 28, 2005 and $1.7 million in the nine months ended February 28, 2005, primarily reflecting gain from the sales of certain equity securities.

Interest Income, Net

Interest income, net was $7.2 million in the three months ended February 28, 2006, an increase of $1.6 million compared to the corresponding period in the previous fiscal year. This increase is primarily attributable to higher interest rates applicable to cash, cash equivalents and short-term investments.

Interest income, net was $20.1 million in the nine months ended February 28, 2006, an increase of $5.1 million compared to the same period in fiscal 2005. This increase is primarily attributable to higher interest rates applicable to cash, cash equivalents and short-term investments and a reduction in interest expense due to the expiration of our revolving credit facility in November 2004 according to its terms.

Other Expense, Net

Other expense, net was $0.6 million in the three months ended February 28, 2006, a decrease of $0.1 million compared to the three months ended February 28, 2005.

Other expense, net was $0.4 million in the nine months ended February 28, 2006, a decrease of $3.9 million compared to the nine months ended February 28, 2005. Other expense, net for the nine months ended February 28, 2005 included a $2.4 million provision for unrecoverable Value Added Tax for prior years as a result of an unfavorable tax authority ruling. The remaining increase of $1.5 million is primarily related to a $1.3 million foreign exchange gain related to a foreign tax settlement in the three months ended November 30, 2005.

Income Tax (Provision) Benefit

Our income tax provision was $1.0 million for the three months ended February 28, 2006 and our income tax benefit was $19.9 million for the nine months ended February 28, 2006. The income tax provision in the three months ended February 28, 2006 was the result of providing for taxes in certain state and foreign jurisdictions. The tax benefit for the nine months ended February 28, 2006 reflects a $23.0 million benefit resulting from a tax settlement with foreign tax authorities in the three months ended November 30, 2005, for which reserves had been provided in prior years and have been reversed into income upon reaching settlement. The remaining income tax provision in the nine months ended February 28, 2006 was the result of providing for taxes in certain state and foreign jurisdictions.

Our tax provision in the three months ended February 28, 2005 was the result of providing for taxes in certain state and foreign jurisdictions. Our income tax provision for the nine months ended February 28, 2005 was the result of providing for taxes in certain state and foreign jurisdictions, partially offset by the favorable resolution of an income tax audit in a foreign jurisdiction.

Equity Interest in Income (Loss) of Unconsolidated Joint Venture

In the three months ended February 28, 2006 we accounted for our investment in H-3C by the equity method. In the three and nine months ended February 28, 2006, we recorded income of $8.8 million and $7.8 million, respectively representing our share of the net income reported by H-3C in its three and nine months ended December 31, 2005.

In the three months ended February 28, 2005, we recorded a loss of $2.2 million representing our share of the net loss incurred by H-3C from its three months ended December 31, 2004. For the nine months ended February 28, 2006 we recorded a loss of $7.1 million representing our share of the net loss incurred by H-3C from its nine months ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents and short-term investments as of February 28, 2006 were $706.0 million, a decrease of $138.1 million compared to the balance of $844.1 million as of May 31, 2005.

The following table shows the major components of our condensed consolidated statements of cash flows for the nine months ended February 28, 2006 and 2005:

(In millions)	Nine Months Ended February 28,
	2006	2005
Cash and equivalents, beginning of period	$ 268.5	$ 476.3
Net cash used in operating activities	(101.1)	(109.7)
Net cash provided by (used in) investing activities	57.2	(78.7)
Net cash provided by (used in) financing activities	7.0	(62.9)
Other	0.2	2.0
Cash and equivalents, end of period	$ 231.8	$ 227.0

Net cash used in operating activities was $101.1 million in the nine months ended February 28, 2006, primarily reflecting our net loss of $85.5 million, including a $24.3 million benefit from a foreign tax settlement and associated foreign currency gain which will not result in a cash refund, and approximately $12 million for payments of royalties to certain suppliers, which represents the final payments under those agreements. There can be no assurances that we can reduce our net losses and negative cash flow in the foreseeable future, or that we can raise capital as needed to fund our operations on an ongoing basis. However, based on current business conditions and our current operating and financial plans, but subject to the discussion in Item 1A “Risk Factors” below, we believe that our existing cash and equivalents and short-term investments will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months.

Net cash provided by investing activities was $57.2 million for the nine months ended February 28, 2006, consisting of $96.4 million of net inflows related to purchases, sales and maturities of investments, partially offset by the $28 million payment for the acquisition of an additional two percent ownership interest in H-3C and $11.2 million of outflows related to purchases and sales of property and equipment. We made investments totaling $385.2 million in the nine months ended February 28, 2006 in municipal and corporate bonds and government agency instruments, as well as investments totaling $1.9 million in equity securities. Proceeds from maturities and sales of municipal and corporate bonds and government agency instruments were $483.5 million in the nine months ended February 28, 2006.

We selectively make strategic investments in privately held companies and in limited partnership venture capital funds, which in turn invest in privately held companies. These investment activities are entered into with the intention of complementing our business strategies and research and development efforts, and may include a strategic commercial or technology relationship, such as a component supply agreement or technology license arrangement, with these privately held companies. We made strategic investments of $1.8 million in the nine months ended February 28, 2006 and have committed to make additional capital contributions to venture capital funds totaling $4.8 million. We are contractually obligated to provide funding upon calls for capital. The expiration dates for such capital calls are generally five to eight years from the inception of the fund, and the amounts and timing of such calls during that period are at the discretion of the funds’ general partners. We estimate that we will pay $3.1 million over the next 12 months as capital calls are made.

Net cash provided by financing activities was $6.9 million in the nine months ended February 28, 2006. During the nine months ended February 28, 2006, we repurchased $5.5 million of shares of restricted stock awards upon vesting from employees to satisfy the tax withholding obligations that arise in connection with such vesting. This was more than offset by proceeds of $12.4 million from issuances of our common stock upon exercise of stock options and under our Employee Stock Purchase Plan. On March 23, 2005, our Board of Directors approved a stock repurchase program providing for expenditures of up to $100.0 million through March 31, 2007. Under the stock repurchase program, we may repurchase shares of our common stock having an aggregate purchase price of up to $100.0 million in the open market, in privately negotiated transactions with shareholders or using derivative transactions; provided, however, that all repurchases must be pre-approved by the Audit and Finance Committee of the Board of Directors. We have not made any purchases to date under this program. There is no requirement that we repurchase shares under the program and the program may be discontinued at any time.

During the year ended May 31, 2005, we entered into an agreement facilitating the issuance of standby letters of credit and bank guarantees required in the normal course of business. As of February 28, 2006, such bank-issued standby letters of credit and guarantees totaled $6.8 million, including $6.1 million relating to potential foreign tax, custom, and duty assessments.

We currently have no material capital expenditure purchase commitments other than ordinary course purchases of computer hardware, software and leasehold improvements.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which requires companies to measure and recognize compensation expense for stock-based payments at fair value. SFAS No. 123R was initially effective as of the first interim or annual reporting period that began after June 15, 2005. In April 2005, the SEC issued a rule amending the compliance date which allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we will implement SFAS No. 123R in the reporting period starting June 3, 2006. Management is evaluating the two methods of adoption allowed by SFAS No. 123R, the modified-prospective transition method and the modified-retrospective transition method, and the related impact on the financial statements. Adoption of SFAS 123R will have a significant impact on our results of operations, the impact of which cannot be estimated at this time. See Note 2 to the Notes to the Condensed Consolidated Financial Statements for information related to the pro forma effects on our reported net loss and net loss per share of applying the fair value recognition provisions of the previous SFAS No. 123 to stock-based employee compensation.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - An Interpretation of SFAS No. 143.” This interpretation provides additional guidance as to when companies should record the fair value of a liability for a conditional asset retirement obligation when there is uncertainty about the timing and/or method of settlement of the obligation. We believe the adoption of FASB Interpretation No. 47 will not have a material impact on our financial statements.

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

We hold marketable equity traded securities that have a brief trading history and are highly subject to market price volatility. We do not believe the equity security price fluctuations of plus or minus 50 percent would have a material impact on the value of these securities as of February 28, 2006.

There have been no material changes in market risk exposures from those disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

Our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of our quarter ended February 28, 2006 pursuant to Exchange Act Rule 13a-15(b). The term “disclosure controls and procedures,” as defined under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of our quarter ended February 28, 2006, our disclosure controls and procedures were effective.

The annual evaluation of internal control over financial reporting will first include H-3C with respect to our fiscal year ending in June 2007 and the related annual report on Form 10-K. We anticipate that we will incur considerable costs and use significant management time and other resources in an effort to bring H-3C into compliance with Section 404 and other requirements of the Sarbanes-Oxley Act.

Other than noted above there have been no changes in our internal control over financial reporting that occurred during the three months ended February 28, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 14 to the Notes to the Condensed Consolidated Financial Statements is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

Industry trends and specific risks may affect our future business and results.  The matters discussed below could cause our future results to materially differ from past results or those described in forward-looking statements and could have a material adverse effect on our business, financial condition, results of operations and stock price.

We have incurred significant net losses in recent fiscal periods, including $86 million for the nine months ended February 28, 2006, $196 million for year ended May 31, 2005, and $349 million for year ended May 31, 2004, and we may not be able to return to profitability.

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

In fiscal 2004, we began focusing primarily on enterprise networking.  This focus reflects a streamlined management and operating structure encompassing all of our operations.  Our focus on enterprise networking may cause increased risk or volatility associated with decreased diversification of our business.  There will be increased sensitivity to the business risks associated specifically with the enterprise networking market and our ability to execute successfully on our strategies to provide superior solutions for larger and multi-site enterprise environments.  To be successful in the enterprise networking market, we will need to be perceived by decision making officers of large enterprises as committed for the long-term to the high-end networking business.  Also, expansion of sales to large enterprises may be disruptive in a variety of ways, such as adding larger systems integrators that may raise channel conflict issues with existing distributors, or a perception of diminished focus on the small and medium enterprise market.

If we do not respond effectively to increased competition caused by industry volatility and consolidation our business could be harmed.

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

Although we have implemented cost and expense reductions in order to achieve profitability, we will likely need to further reduce costs which may in turn reduce our sales.  If we are not able to effectively reduce our costs and expenses, we may not be able to generate positive net income or cash flow from operations.  If we continue to experience negative cash flow from operations over a prolonged period of time or if we suffer unexpected cash outflows, our liquidity and ability to operate our business effectively could be adversely affected.

We are unable to predict the exact amount of cost reductions required for us to generate positive net income or cash flow from operations because it is difficult to predict the amount of our future sales and gross margins.  The amount of our future sales depends, in part, on future economic and market conditions, which are difficult to forecast accurately.

Efforts to reduce operating expenses could involve further workforce reductions, closure of offices and sales or discontinuation of businesses, leading to reduced sales and other disruptions in our business.

Our operating expenses as a percent of sales continue to be higher than our desired long-term financial model.  We have taken, and will continue to take, actions to reduce these expenses.  Such future actions could include further reductions in our workforce, closure of facilities, relocation of functions and activities to lower cost locations, the sale or discontinuation of businesses, changes or modifications in IT systems or applications, or process reengineering.  As a result of these actions, the employment of some employees with critical skills might be terminated, and other employees might leave our company voluntarily due to the uncertainties associated with our business environment and their job security.  In addition, reductions in overall staffing levels might make it more difficult for us to achieve our growth objectives, to adhere to our preferred business practices and to address all of our legal and regulatory obligations in an effective manner, which could, in turn, ultimately lead to missed business opportunities, higher operating costs or penalties.

We are significantly dependent on our H-3C joint venture in China and if H-3C is not successful, it could materially and adversely impact our business, business prospects and operating results.

H-3C, which is domiciled in Hong Kong and has its principal operations in Hangzhou and Beijing, China, is subject to all of the operational risks that normally arise for a technology company with global operations pertaining to research and development, manufacturing, sales, service, marketing, and corporate functions.

Our business, business prospects and operating results have dependencies upon the success of H-3C.  In particular, our product development activities, intellectual property and channel activities have become increasingly interdependent with those of H-3C.  For example, we have outsourced the development and manufacturing of a significant portion of our switches and routers to H-3C. If H-3C is not successful, we may not introduce new products needed to broaden our enterprise networking product line, which may adversely affect our sales and overall results of operations.  Also, if H-3C enters into original equipment manufacturer (OEM) agreements with companies who compete with us, we could face increased competition in the markets in which we operate.

Upon consolidation of our H-3C joint venture, sales from China will constitute a material portion of our total sales, and our business, financial condition and results of operations will to a significant degree be subject to economic, political and social events in China.

We announced on March 23, 2006 that we have determined it is appropriate to consolidate our joint venture in China, H-3C, effective as of February 1, 2006. For the three months ended February 28, 2006, our pro forma consolidated sales were $305 million, assuming we had consolidated H-3C since the beginning of the period, of which $131 million (net of elimination of inter-company sales), or 43%, are attributable to H-3C. As the majority of H-3C’s sales, and a small percentage of our own sales, occur in China, consolidation will result in our consolidated sales being significantly dependent on China.  We expect that a significant portion of our sales will be derived from China for the foreseeable future. As a result, our business, financial condition and results of operations are to a significant degree subject to economic, political, legal and social developments and other events in China and surrounding areas.

The members of the board of our China joint venture designated by our co-owner, Huawei, have protective rights over the approval of certain matters; accordingly if Huawei does not agree with us on these matters, these rights could harm 3Com’s business by preventing us from taking desired actions.

The governance documents applicable to our joint venture in China, H-3C, include the requirement that certain actions be approved by an affirmative vote of two-thirds of H-3C’s board of directors, including at least one director appointed by 3Com Corporation and one director appointed by Huawei. This right gives Huawei’s board members the right to approve certain matters at the H-3C level, including the following:

•	any amendment to the Articles or charter documents;
•	any voluntary bankruptcy, liquidation, dissolution or winding up;
•	changes in authorized capital stock or the issuance of capital stock (or rights to acquire capital stock);
•	any significant merger, acquisition, disposition or other corporate reorganization;
•	determining the amount of dividends to pay and whether to pay special dividends not required by the dividend policy;
•	related party transactions, including loans and capital contributions;
•	incurrence of debt over a specified amount that falls outside of the approved budget; and
•	any sale, exclusive license or other transfer or disposition of any significant technology or intellectual property.

If there are disagreements between us and Huawei with respect to these matters, we may not be able to implement certain actions and the success of this joint venture may be adversely affected.

We, and our joint venture partner, Huawei, each have the right, starting in November 2006, to initiate a bid process to buy the other out of our China joint venture, H-3C; if Huawei wins the bid process, we will no longer be able to consolidate H-3C’s results and may, over time, lose the right to source and resell H3-C’s products.

Starting in November 2006, Huawei and 3Com each can initiate a bid process to purchase the equity interest in H-3C owned by the other. Under the bid process, if one party makes a bid to buy out the other, the party receiving the bid offer must either accept that offer or make its own, higher, bid to buy out the other party. The bidding process would alternate until one party either accepts the other’s bid or fails to make a higher bid. If Huawei wins the bid process to buy out our equity ownership in H-3C, upon consummation of the closing of that transaction we will no longer be able consolidate H-3C’s results with ours. Our OEM agreement with H-3C, pursuant to which we source products from H-3C and resell them, has an initial five-year term ending November 2008. This agreement automatically renews for successive two-year terms unless a party gives the other party at least 180-days prior written notice that it does not wish to renew the agreement. Should Huawei win the bid process, it may cause H-3C to terminate its OEM agreement with us effective November 2008 or during one of the successive terms. Because we source networking products from H-3C for resale and such products are material to our success, if H-3C terminated its OEM agreement with us it would adversely impact our financial results.

We may pursue acquisitions of other companies that, if not successful, could adversely affect our business, financial position and results of operations.

In the future, we may pursue acquisitions of companies to enhance our existing capabilities. There can be no assurances that our acquisition of TippingPoint or other acquisitions that we might pursue will be successful.  If we pursue an acquisition but are not successful in completing it, or if we complete an acquisition but are not successful in integrating the acquired company’s technology, employees, products or operations successfully, our business, financial position or results of operations could be adversely affected.

We expect to utilize strategic relationships and other alliances as key elements in our strategy.  If we are not successful in forming desired ventures and alliances or if such ventures and alliances are not successful, our ability to achieve our growth and profitability goals could be adversely affected.

We have announced alliances with third parties, such as IBM, Trapeze Networks and Siemens Business Services. In the future, we expect to evaluate other possible strategic relationships, including joint ventures and other types of alliances, and we may increase our reliance on such strategic relationships to broaden our sales channels, complement internal development of new technologies and enhancement of existing products, and exploit perceived market opportunities.

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

We continue to look for ways to decrease cost and improve efficiency by contracting with other companies to perform functions or operations that, in the past, we have performed ourselves.  During fiscal 2004, we completed the outsourcing of all manufacturing of our products.  We also have outsourced the development of a significant portion of our switches and routers to H-3C. We now rely on H-3C and our outside vendors to meet all of our manufacturing needs as well as a significant portion of our IT needs.  Additionally, in the three months ended November 30, 2004, we announced an initiative to outsource certain functions to Siemens Business Services for technical support and RMA services.  To achieve future cost savings or operational benefits, we may expand our outsourcing activities to cover additional services which we believe a third party may be able to provide in a more efficient or effective manner than we could do internally ourselves.

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

Our financial position or results of operations could suffer if we are not successful in achieving these goals. For example, our business would suffer if any of the following occurs:

•	there is a delay in introducing new products;
•	we lose certain channels of distribution or key partners;
•	our products do not satisfy customers in terms of features, functionality or quality; or
•	our products cost more to produce than we expect.

Because we will continue to source products from OEMs and from H-3C and rely on original design manufacturers to assist in product design, we may not be able to independently identify current product and technology trends or to respond to such trends through the design and production of new products as well as if we were working independently.

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

We distribute many of our products through two-tier distribution channels that include distributors, systems integrators and VARs.  A significant portion of our sales is concentrated among a few distributors; our two largest distributors accounted for a combined 35 percent of total sales for the nine months ended February 28, 2006, a combined 34 percent of total sales for the year ended May 31, 2005 and a combined 33 percent of total sales for year ended May 31, 2004.  If either of these distributors reduces its business with us, our sales and overall results of operations could be adversely affected.

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

If we are unable to successfully develop relationships with system integrators, service providers, and enterprise VARs, our sales may be negatively affected.

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

Our China joint venture, H-3C, is dependent on Huawei, our co-owner in this venture, in several material respects, including as an important customer; should Huawei reduce its business with or operational assistance to H-3C, our business could be materially affected.

H-3C derives a material portion of its sales from or through Huawei. Should Huawei reduce its business with H-3C, H-3C’s sales will suffer. Further, Huawei provides certain foreign office support platforms for H-3C. If Huawei ceases this support, international operations will be more burdensome and expensive for H-3C. These risks are particularly relevant after consolidation occurs in our three months ended May 31, 2006.

Our competition with Huawei in the enterprise networking market could have a material adverse effect on our sales and our results of operations.

As Huawei expands its international operations, there will be increasing instances where we compete directly with Huawei in the enterprise networking market.  As a co-owner and OEM customer of H-3C, Huawei has access to many of H-3C’s products just as we do, thereby enhancing Huawei’s current ability to compete directly with us. We could lose a competitive advantage in markets where we compete with Huawei, which could have a material adverse effect on our sales and overall results of operations.

If we fail to adequately evolve our financial and managerial control and reporting systems and processes, our ability to manage and grow our business will be negatively affected.

Our ability to successfully offer our products and implement our business plan in a rapidly evolving market depends upon an effective planning and management process.  We will need to continue to improve our financial and managerial control and our reporting systems and procedures in order to manage our business effectively in the future.  If we fail to continue to implement improved systems and processes, our ability to manage our business and results of operation could be adversely affected. For example, now that we control and will consolidate our joint venture in China, H-3C, we will need to spend additional time, resources and capital to manage its business, operations and financial results. We will also need to manage the multiple channels to our markets. If we are not able to successfully manage H-3C, our business results will be adversely affected.

Our success is dependent on continuing to hire and retain qualified managers and other personnel; if we are not successful in attracting and retaining these personnel, our business will suffer.

Competition for qualified employees is intense. If we fail to attract, hire, assimilate or retain qualified personnel, our business would be harmed. We have experienced significant turnover in our management team in the last several years and we may continue to experience change at this level. If we cannot retain qualified senior managers, our business may not succeed.

We may be unable to manage our supply chain successfully, which would adversely impact our sales, gross margin, and profitability.

Current business conditions and operational challenges in managing our supply chain affect our business in a number of ways:

•	in the past, some key components have had limited availability;
•	as integration of networking features on a reduced number of computer chips continues, we are increasingly facing competition from parties who are our suppliers;
•	our ability to accurately forecast demand is diminished;
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

More recently, supplies of certain key components, such as memory, have become tighter as industry demand for such components has increased.  If the resulting increase in component costs and time necessary to obtain these components persists, we may experience an adverse impact to gross margin.

If overall demand for our products or the mix of demand for our products is significantly different from our expectations, we may face inadequate or excess component supply or inadequate or excess manufacturing capacity.  This would result in orders for products that could not be manufactured in a timely manner, or a buildup of inventory that could not easily be sold.  Either of these situations could adversely affect our market share, sales, and results of operations or financial position.

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

China’s governmental and regulatory reforms and changing economic environment may impact our ability to do business in China.

As a result of the historic reforms of the past several decades, multiple government bodies are involved in regulating and administrating affairs in the enterprise networking industry in China. These government agencies have broad discretion and authority over all aspects of the networking, telecommunications and information technology industry in China which may impact our ability to do business in China. While we anticipate that the basic principles underlying the reforms China has made will remain unchanged, any of the following changes in China’s political and economic conditions and governmental policies could have a substantial impact on our business:

•	the promulgation of new laws and regulations and the interpretation of those laws and regulations;
•	inconsistent enforcement and application of rules and regulations by the Chinese government;
•	the introduction of measures to control inflation or stimulate growth; or
•	any actions that limit our ability to develop, manufacture, import or sell our products in China, or to finance and operate our business in China.

Furthermore, China’s economic environment has been changing as a result of China’s entry, in December of 2001, into the World Trade Organization, or the WTO. If China’s entry into the WTO results in increased competition or has a negative impact on China’s economy, our business could suffer. Since early 2004, the Chinese government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

Uncertainties with respect to the Chinese legal system may adversely affect us.

We conduct our business in China primarily through our joint venture, H-3C, a Hong Kong entity which in turn owns a Chinese entity. These entities are generally subject to laws and regulations applicable to foreign investment in China. In addition, there are uncertainties regarding the interpretation and enforcement of laws, rules and policies in China. Because many laws and regulations are relatively new and the Chinese legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform. Moreover, the interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. Finally, enforcement of existing laws or contracts based on existing law may be uncertain, and it may be difficult to obtain swift and equitable enforcement, or to obtain enforcement of a judgment by a court of another jurisdiction. Any litigation in China may be protracted and result in substantial costs and diversion of resources and management’s attention.

If tax benefits available to our China joint venture, H-3C, are reduced or repealed, our business could suffer.

The Chinese government is considering the imposition of a “unified” corporate income tax that would phase out, over time, the preferential tax treatment to which H-3C is currently entitled. While it is not certain whether the government will implement such a unified tax structure or whether H-3C will be grandfathered into any new tax structure, if a new tax structure is implemented, such new tax structure may adversely affect our financial condition.

H-3C is subject to restrictions on paying dividends and making other payments to us.

Chinese regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with Chinese accounting standards and regulations. Our joint venture, a Hong Kong entity, does business through a Chinese entity that is required to set aside a portion of its after-tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. The Chinese government also imposes controls on the conversion of Renminbi into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. While H-3C and we have not experienced issues with the foregoing, these restrictions may in the future limit our ability to receive dividends from H-3C.

If we fail to maintain an effective system of internal control over financial reporting that includes our China joint venture, H-3C, we may not be able to accurately report our financial results or prevent fraud.

The annual evaluation of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 will first include H-3C with respect to our fiscal year ending in June 2007 and the related annual report on Form 10-K. If we cannot enhance H-3C’s existing controls by the evaluation date, our management may conclude that our internal control over financial reporting at the end of that period is not effective. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may decline to attest to our management’s conclusions or may reach an opposite conclusion. Furthermore, effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important to help prevent fraud. If we fail to achieve and maintain effective internal control over financial reporting, it could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to bring H-3C into compliance with Section 404 and other requirements of the Sarbanes-Oxley Act.

When the consolidation of H-3C, our China joint venture, impacts our financial statements we are subject to risks relating to currency rate fluctuations and exchange controls and we do not hedge this risk.

Due to our consolidation of our joint venture in China, a significant portion of our sales and a portion of our costs will be made in China and denominated in Renminbi. In July 2005, China uncoupled the Renminbi from the U.S. dollar and let it float in a narrow band against a basket of foreign currencies.  The move initially revalued the Renminbi by 2.1% against the U.S. dollar; however, it is uncertain what further adjustments may be made in the future.  The Renminbi-U.S. dollar exchange rate could float, and the Renminbi could appreciate or depreciate relative to the U.S. dollar. Any adverse movement of the Renminbi may materially and adversely affect our cash flows, revenues, operating results and financial position.

We do not currently hedge the currency risk in H-3C through foreign exchange forward contracts or otherwise and China employs currency controls restricting Renminbi conversion, limiting our ability to engage in currency hedging activities in China. Although H-3C and we have not experienced issues with the various foreign exchange controls applicable to us in China, such restrictions may in the future make it difficult for H-3C or us to repatriate earnings, which could have an adverse effect on our cash flows and financial position.

We may need to engage in complex and costly litigation in order to protect, maintain or enforce our intellectual property rights; in some jurisdictions, such as China, our rights may not be as strong as the rights we enjoy in the U.S.

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

In addition, the legal systems of many foreign countries do not protect or honor intellectual property rights to the same extent as the legal system of the United States. For example, in China, the legal system in general, and the intellectual property regime in particular, are still in the development stage. It may be very difficult, time-consuming and costly for us to attempt to enforce our intellectual property rights, and those of our controlled Chinese joint venture, in these jurisdictions.

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

In the course of our business, we receive claims of infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties.  We evaluate the validity and applicability of these intellectual property rights, and determine in each case whether we must negotiate licenses or cross-licenses to incorporate or use the proprietary technologies, protocols, or specifications in our products.  If we are unable to obtain and maintain licenses on favorable terms for intellectual property rights required for the manufacture, sale, and use of our products, particularly those that must comply with industry standard protocols and specifications to be commercially viable, our financial position or results of operations could be adversely affected.  In addition, if we are alleged to infringe the intellectual property rights of others, we could be required to seek licenses from others or be prevented from manufacturing or selling our products, which could cause disruptions to our operations or the markets in which we compete. Finally, even if we have indemnification rights in respect of such allegations of infringement, from our suppliers or licensors, we may not be able to recover our losses under those indemnity rights.

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

The following table summarizes repurchases of our stock, including shares returned to satisfy tax withholding obligations, in the three months ended February 28, 2006:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 3, 2005 through January 2, 2006	7,500	(2)	$3.61	-	$100,000,000
January 3, 2006 through February 2, 2006	60,384	(2)	3.67	-	$100,000,000
February 3, 2005 through March 3, 2006	556,772	(2)	4.86	-	$100,000,000
Total	624,656		$4.73	-	$100,000,000

(1)

On March 23, 2005, our Board of Directors approved a new stock repurchase program providing for expenditures of up to $100.0 million through March 31, 2007, provided that all repurchases are pre-approved by the Audit and Finance Committee of the Board of Directors. We did not repurchase shares of our common stock pursuant to this authorization in the nine months ended February 28, 2006. However, we may use cash to repurchase shares in future periods. Our last open market purchase was made in August, 2004 for 10,700,041 shares.

(2)	Represents shares returned to us to satisfy tax withholding obligations that arose upon the vesting of restricted stock awards.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	002-92053	2.1	4/4/00
2.2	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.	10-Q	002-92053	2.11	4/4/00
2.3	Agreement and Plan of Merger, dated December 13, 2004, by and among the Registrant, Topaz Acquisition Corporation and TippingPoint Technologies, Inc.	8-K	000-12867	2.1	12/16/04
2.4	Securities Purchase Agreement by and among 3Com Corporation, 3Com Technologies, Huawei Technologies Co., Ltd. and Shenzen Huawei Investment & Holding Co., Ltd., dated as of October 28, 2005	8-K/A	000-12867	2.1	3/30/06
3.1	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger	10-Q	002-92053	3.4	10/8/99
3.2	Registrant’s Bylaws, as amended on March 23, 2005	8-K	000-12867	3.1	3/28/05
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	10-Q	000-12867	3.6	10/11/01
4.1	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002	8-A/A	000-12867	4.1	11/27/02
10.1	Section 16 Officer Severance Plan, Amended and Restated Effective March 29, 2006 *	8-K	000-12867	10.1	4/4/06
10.2	Third Amendment to Lease, dated as of July 18, 2005, by and between 3Com Corporation and Marlborough Campus Limited Partnership	8-K	000-12867	10.1	7/22/05
10.3	Severance Benefits Agreement dated January 31, 2006, between the registrant and James Hamilton*	8-K	000-12867	10.1	2/6/06
10.4	R. Scott Murray Employment Agreement, amended and restated as of February 2, 2006, between the registrant and R. Scott Murray *	8-K/A	000-12867	10.1	2/6/06
10.5	Severance Agreement dated January 11, 2006 between the registrant and Bruce L. Claflin *	8-K	000-12867	10.1	1/11/06
10.6	Form of Performance Vesting Restricted Stock Agreement *					X
10.7	Performance Vesting Restricted Stock Agreement dated January 25, 2006 by and between R. Scott Murray and 3Com Corporation *					X
10.8	Stand Alone Stock Option Agreement dated January 25, 2006 by and between R. Scott Murray and 3Com Corporation *					X
10.9	Executive Team Severance Plan effective March 29, 2006 *	8-K	000-12867	10.2	4/4/06
10.10	Form of Severance Benefits Agreement *	8-K	000-12867	10.3	4/4/06
31.1	Certification of Principal Executive Officer					X
31.2	Certification of Principal Financial Officer					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

* Indicates a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3Com Corporation
(Registrant)

Dated:	April 10, 2006	By:	/s/	DONALD M. HALSTED, III
Donald M. Halsted, III
Executive Vice President, Finance and
Chief Financial Officer
(Principal Financial and
Accounting Officer and a duly authorized
officer of the registrant)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	002-92053	2.1	4/4/00
2.2	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.	10-Q	002-92053	2.11	4/4/00
2.3	Agreement and Plan of Merger, dated December 13, 2004, by and among the Registrant, Topaz Acquisition Corporation and TippingPoint Technologies, Inc.	8-K	000-12867	2.1	12/16/04
2.4	Securities Purchase Agreement by and among 3Com Corporation, 3Com Technologies, Huawei Technologies Co., Ltd. and Shenzen Huawei Investment & Holding Co., Ltd., dated as of October 28, 2005	8-K/A	000-12867	2.1	3/30/06
3.1	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger	10-Q	002-92053	3.4	10/8/99
3.2	Registrant’s Bylaws, as amended on March 23, 2005	8-K	000-12867	3.1	3/28/05
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	10-Q	000-12867	3.6	10/11/01
4.1	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002	8-A/A	000-12867	4.1	11/27/02
10.1	Section 16 Officer Severance Plan, Amended and Restated Effective March 29, 2006 *	8-K	000-12867	10.1	4/4/06
10.2	Third Amendment to Lease, dated as of July 18, 2005, by and between 3Com Corporation and Marlborough Campus Limited Partnership	8-K	000-12867	10.1	7/22/05
10.3	Severance Benefits Agreement dated January 31, 2006, between the registrant and James Hamilton*	8-K	000-12867	10.1	2/6/06
10.4	R. Scott Murray Employment Agreement, amended and restated as of February 2, 2006, between the registrant and R. Scott Murray *	8-K/A	000-12867	10.1	2/6/06
10.5	Severance Agreement dated January 11, 2006 between the registrant and Bruce L. Claflin *	8-K	000-12867	10.1	1/11/06
10.6	Form of Performance Vesting Restricted Stock Agreement *					X
10.7	Performance Vesting Restricted Stock Agreement dated January 25, 2006 by and between R. Scott Murray and 3Com Corporation *					X
10.8	Stand Alone Stock Option Agreement dated January 25, 2006 by and between R. Scott Murray and 3Com Corporation *					X
10.9	Executive Team Severance Plan effective March 29, 2006 *	8-K	000-12867	10.2	4/4/06
10.10	Form of Severance Benefits Agreement *	8-K	000-12867	10.3	4/4/06
31.1	Certification of Principal Executive Officer					X
31.2	Certification of Principal Financial Officer					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

* Indicates a management contract or compensatory plan