Form 10-K
period 2006-06-02
3COM CORP
filed 2006-08-11
CIK 738076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 2, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-12867
3COM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-2605794

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

350 Campus Drive
Marlborough, Massachusetts	01752

(Address of principal executive offices)	(Zip Code)
(508) 323-1000
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value per share	NASDAQ Global Select Market
Preferred Stock Purchase Rights	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: NONE
Common Stock, $0.01 par value per share; Preferred Stock Purchase Rights
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☑     No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐     No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑     No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☑     Accelerated filer  ☐     Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑
     As of December 2, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,189,302,000 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2006

Common Stock, $0.01 par value per share	394,119,756 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held September 20, 2006 (Proxy Statement)	Part III, to the extent stated herein

3Com Corporation
Form 10-K Annual Report
For the Fiscal Year Ended June 2, 2006

We use a 52 or 53 week fiscal year ending on the Friday nearest to May 31, with each fiscal quarter ending on the Friday generally nearest August 31, November 30 and February 28. For presentation purposes, the periods are shown as ending on August 31, November 30, February 28 and May 31, as applicable.
We acquired majority (51%) ownership of Huawei-3Com Co., Ltd. (“H-3C”), a China-based joint venture, on January 27, 2006 and determined it was then appropriate to consolidate H-3C’s results. For convenience of close purposes we consolidated the results of H-3C as of February 1, 2006. H-3C follows a calendar year basis of reporting and therefore results are consolidated on a two-month time lag. In fiscal 2006, we recorded equity income for the period April 1, 2005 through January 31, 2006 and consolidated H-3C’s results for the period February 1, 2006 through March 31, 2006. Prior to 2006 we reported our equity in H-3C’s net loss for H-3C’s fiscal period from April 1, 2004 through March 31, 2005 and the date of formation (November 17, 2003) through March 31, 2004 in our results of operations for fiscal 2005 and 2004.
3Com, the 3Com logo, Digital Vaccine, NBX, IntelliJack, OfficeConnect, TippingPoint Technologies, and UnityOne are registered trademarks of 3Com Corporation or its subsidiaries. TippingPoint and VCX are trademarks of 3Com Corporation. Other product and brand names may be trademarks or registered trademarks of their respective owners.
This annual report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future: future growth; H-3C, our joint venture in China, including strategy, growth, management of growth, dependence, expected benefits, allocations of purchase price, timing and method of consolidation, tax rate, sales from China, adjustments to preliminary purchase price allocation for 2% acquisition, intent to purchase additional interest in H-3C, financing alternatives to fund such purchase, expected return of capital from H-3C, and resources needed to comply with Sarbanes-Oxley and manage operations; new CEO and EVP and their start dates; impact of SFAS No. 123R and other accounting regulations; expected annual amortization expense; TippingPoint acquisition and its expected benefits; environment for enterprise networking equipment; challenges relating to sales growth; leveraging and enhancing our relationship with H-3C; supply of components; trend towards Gigabit products; research and development focus; characteristics of IPS and certain H-3C products; future sales of connectivity products; re-assessment, development and execution of our “go-to-market” strategy; strategic product and technology development plans; management of SCN business to reach sustained profitability; goal of profitability; dependence on China; ability to satisfy cash requirements for at least the next twelve months; negative cash flow from operating activities; intent to hold debt investments to maturity; details, effect and benefits of restructuring activities and expected charges to be incurred; potential additional restructuring and cost reduction activities; expected sale of land and buildings and private equity interests and net proceeds therefrom; expected cost savings from restructuring activities and intent to invest in TippingPoint and H-3C; strategic investments and capital call requirements; potential acquisitions and strategic relationships; future contractual obligations; recovery of deferred tax assets; reserves; market risk; outsourcing; competition and pricing pressures; effect of litigation; effect and insurance coverage for Hemel explosion; and possible repurchase of shares; and you can identify these and other forward-looking statements by the use of words such as “may,” “can,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any forward-looking statements.
Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I Item 1A Risk Factors. All forward-looking statements included in this document are based on our assessment of information available to us at the time this report is filed. We do not intend, and disclaim any obligation, to update any forward-looking statements.

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

PART I
ITEM 1. BUSINESS
GENERAL
We provide secure, converged networking solutions on a global scale to organizations of all sizes. Our products and solutions enable customers to manage business-critical voice, video and data in a secure, scalable, reliable and efficient network environment. We deliver networking products and services for enterprises that view their networks as mission critical, and value superior performance. Our products form integrated solutions and function in multi-vendor environments. Our products are sold on a worldwide basis through a combination of value added partners and direct sales representatives.
We deliver products and solutions that support the increasingly complex and demanding application environments in today’s businesses. We aspire to be one of the leading enterprise networking companies by delivering innovative, secure, feature-rich products and solutions. We believe that our global presence, brand identity, intellectual property portfolio and strong balance sheet provide a solid foundation for achieving our objectives.
On January 27, 2006, 3Com completed the purchase of an additional two percent ownership interest in our joint venture, Huawei-3Com Co., Ltd. (H-3C), from our joint venture partner, Huawei Technologies, Ltd. (“Huawei”), which is domiciled in Hong Kong and has its principal operating center in Hangzhou, China. With the completion of that transaction, 3Com gained majority (51%) control of the joint venture and has consolidated its results from the transaction closing date. When the joint venture was formed in 2003, we had three key objectives: first, to establish a substantial presence in China, a rapidly growing large market; second, to create a resource capable of building enterprise-class, cutting-edge switching and routing products faster than we could deliver on our own; and third, to capitalize on a rapidly growing pool of engineering talent. The joint venture, its history and its products will be discussed in more detail later in this report.
With the consolidation of H-3C’s financial results, 3Com now reports two operating business segments: the Secure, Converged Networking (SCN) segment, comprising our security, networking, and voice product offerings (other than H-3C offerings in these areas), and the H-3C segment. See Note 19 to our Consolidated Financial Statements in Item 8 of this Form 10-K for certain financial information relating to our segments.
In addition to our focus on leveraging H-3C, during the past year we undertook several actions we believe will enhance our competitiveness, execution and financial performance over the longer term. First, we continued to manage our expenses in an effort to achieve profitability. These actions will be discussed in more detail later in this report. Second, we continued to implement our strategy to compete in the enterprise networking market through:
▪	Continued advances in products and solutions; and

▪	Increased focus on our customer-facing capabilities in the areas of sales and marketing.
More specifically, we have introduced multiple new products targeted at the large enterprise market, including modular and stackable switches and routers sourced from H-3C as well as Internet Protocol (IP) telephony, security- including products developed and sold through our TippingPoint Security Division- and wireless networking solutions. We also continue to develop solutions for the small to medium enterprise market, including security, IP telephony and smart switches that leverage Power over Ethernet (PoE) technology – which means allowing power from the wiring closet to be supplied to any compliant device – to help facilitate the adoption of IP telephony.
During the year ended June 2, 2006, we increased our focus on sales and marketing activities. Initiatives included the launch and completion of an extensive branding campaign, the development of an expanded set of enterprise class channels to support direct sales into the large enterprise market, and the implementation of marketing programs that we believe will improve our effectiveness and productivity in our existing channels, particularly those that target small and medium-sized businesses. We are in the midst of re-assessing our go-to-market model and are making changes that we believe will increase our effectiveness.
3Com was incorporated in California on June 4, 1979 and reincorporated in Delaware on June 12, 1997. Our corporate headquarters are located in Marlborough, Massachusetts. We have offices and sales capabilities in 35 countries and 60 locations worldwide. Our Web site address is www.3Com.com. We make available on our Web site, free of charge, our

SEC filings (including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 filings on Forms 3, 4 and 5, and any amendments to those reports) as soon as reasonably practicable after we electronically file with or furnish such material to the Securities and Exchange Commission (SEC). The information contained into our Web site is not incorporated by reference in this Annual Report on Form 10-K.
SECURED, CONVERGED NETWORKING “SCN” SEGMENT PRODUCTS AND SERVICES
Networking needs vary among customers and, therefore, we offer a broad line of products and solutions. We strive to meet our customers’ needs by delivering scalable, feature-rich, high performance, reliable, and secure standards-based networking solutions.
Our long-term technology-based strategy centers on enterprises and public sector organizations migrating to secure IP-based infrastructures that deliver converged voice and data applications. Our products and services can generally be classified in the following categories:
▪	Security;

▪	IP Telephony;

▪	Networking; and

▪	Services.
During fiscal 2006 we determined to end-of-life most of our products in our connectivity business rather than invest to bring these products into compliance with new European Union standards. We currently intend to continue to report residual revenue from our connectivity business, which was $39.8 million and $54.0 million for the years ended May 31, 2006 and 2005, as a separate product category in our financial disclosures. This category also includes periodic royalty payments from the licensing of certain of our intellectual property from our connectivity products.
Each of our principal product categories and service offerings is described in greater detail below.
Security
We have a comprehensive security portfolio that includes end-to-end solutions for core-to-edge protection. Organizations can choose to implement overlaid or embedded security solutions that are automatic and centrally manageable and which provide adaptive and dynamic protection.
Our security products include the following:
▪	Intrusion Prevention Systems; and

▪	Firewalls
Intrusion Prevention Systems
Our TippingPoint™ line of intrusion prevention systems (IPS) are hardware-based products utilizing high-speed network processors and Field Programmable Gate Arrays (FPGAs) that can operate at multi-Gigabit speeds. Our hardware platform is complemented by a robust security-oriented operating system and suite of vulnerability filters that can be dynamically updated. We believe that the TippingPoint IPS is the only IPS that offers VoIP security, bandwidth management, peer-to-peer protection, and default “Recommended Settings” to accurately block malicious traffic automatically upon installation without tuning. The TippingPoint’s IPS is certified as the first multi-gigabit network IPS by ICSA Labs, the security industry’s central authority for product certification testing.
The TippingPoint IPS provides application protection, performance protection and infrastructure protection through total packet inspection, which means that our system reviews all data processed through it for viruses and other malicious traffic. Application protection capabilities provide fast, accurate, reliable protection from internal and external cyber attacks. Through its infrastructure protection capabilities, the TippingPoint IPS protects IP telephony infrastructure, routers, switches, DNS and other critical infrastructure from targeted attacks and traffic anomalies. Our performance protection capabilities enable customers to throttle non-mission critical applications that hijack valuable bandwidth and IT resources, thereby aligning network resources and business-critical application performance.
The switch-like performance characteristics of the TippingPoint IPS allow it to be placed at the core, in-line at the perimeter, on internal network segments, and at remote site locations with minimal or no adverse network impact. Additionally, our IPS solutions are deployed and managed using a scalable, tiered Security Management System (SMS). Using SMS, customers implement and manage coherent, enterprise-wide security policies based on rules and thresholds set within the SMS. The SMS offers a rich reporting system, allowing customized reports to be generated and distributed automatically on a scheduled basis. Support for multiple user profiles allows a range of users, such as administrators and executives, access to this management system.
We provide a real-time update service, called Digital Vaccine® service, which automatically and rapidly delivers vulnerability filters against the latest threats. To facilitate the creation of Digital Vaccine filters, our Threat Management Center monitors and collects security intelligence from customers and security agencies around the world. Based on this intelligence, we perform investigations of new software vulnerabilities and create antidotes that are delivered directly to our products. Additionally, in fiscal 2006, we launched the Zero Day Initiative (ZDI), which represents a best-of-breed model for rewarding security researchers for responsibly disclosing discovered vulnerabilities in vendor products. Once our security experts validate the authenticity of the vulnerability, 3Com notifies the affected vendor so a patch can be developed, and the researcher agrees to keep the information confidential until the patch is issued so affected organizations are not at risk. In addition to protecting all users from zero day threats by ensuring information is kept confidential until a patch is issued, our TippingPoint customers are also protected against zero day attacks through security filters delivered through the Digital Vaccine service.
The products associated with our intrusion prevention systems include the following:
▪	5000E (5 Gigabits per second (Gbps));

▪	2400 (2 Gbps);

▪	2400E (2 Gbps);

▪	1200 (1 Gbps);

▪	1200E (1 Gbps);

▪	400 (400 Mbps);

▪	200 (200 Mbps);

▪	100E (100 Mbps);

▪	50 (50 Mbps);

▪	X505 (integrated IPS, VPN, firewall, Web content filtering);

▪	SMS appliance for management; and

▪	Digital Vaccine service.
Firewalls
We offer a range of firewall solutions including embedded, standalone and application or situation-specific offerings. Our firewall solutions protect networks by preventing unauthorized network access, blocking attacks and encrypting traffic traveling across the Internet.
Our firewall solutions include the following:
▪	E-mail firewall;

▪	Secure Router;

▪	ADSL Wireless 11g Firewall Router; and

▪	Content Filter Services.
Internet Protocol (IP) Telephony
We offer a broad portfolio of IP telephony products that work together to deliver business-focused applications, including: next-generation dial tone, IP messaging, IP presence, IP conferencing, IP mobility and IP customer contact center services. Our secure, Session Initiation Protocol (SIP)-driven platform and applications are designed to meet the performance expectations of today’s business environments: cost effectiveness, increased user productivity and strengthened customer interactions. These products include the following:
▪	IP Telephony Platforms;

▪	Convergence Application Suite; and

▪	IP Phones.
IP Telephony Platforms

Our IP telephony platforms deliver converged voice and data services to enterprises with distributed or single-location networks. Our NBX® platform was initially introduced in 1998, making it the first-to-market IP-Private Branch Exchange (PBX) system. NBX platforms provide the benefits of industry-standard, SIP-based call control along with a robust set of built-in applications to small to medium size businesses. Our VCX™ platform, introduced in April 2003, delivers the benefits of SIP-based carrier-class “survivability” and next-generation network applications to enterprises with up to thousands of users. Designed for enterprise campus, multi-site and multinational networks, VCX platforms include modular software components that are highly scalable – performing call control, signaling, application creation and media control.
Convergence Application Suite
Our Convergence Application Suite includes real-time, efficiency-generating applications that share a common infrastructure for call control, authentication, privacy, location and presence. These applications are designed to help enterprises lower cost, improve productivity, and strengthen customer interactions. Our Convergence Application Suite includes the following components:
▪	IP Telephony Module. Scalable and flexibly-deployed NBX and VCX solutions delivering proven reliability and cost-effective capabilities for organizations of all sizes.

▪	IP Messaging Module. Messaging with server software for centralized voice mail, fax mail, and e-mail services.

▪	IP Presence Module. Software for improving collaboration and communications.

▪	IP Conferencing Module. Audio, video, and data sharing to cost-effectively enhance collaboration. IP Mobility Module. 802.11 wireless phone and remote telecommuting options designed to address the increasing needs of a mobile workforce.

▪	IP Contact Center Module. Complete multi-media customer interaction management application.
IP Phones
The advanced features and high-fidelity of our IP Phones are designed to help enterprises function more productively and meet customer needs more competitively. Our IP Phones are compatible with our NBX and VCX IP Telephony platforms. In addition to customary features, our phones include advanced functionality such as PoE and browser-based administration.
Our line of phones consists of the following products:
▪	3108 Wireless Phone;

▪	3106/3107 Cordless Phones;

▪	3105 Attendant Console;

▪	3103 Manager Phone;

▪	3102 Business Phone;

▪	3101 Basic Phone; and

▪	3100 Entry Phone.
Networking
In order to meet the business and technology needs of our customers, our networking infrastructure products focus on the requirements for a secure, converged network: availability, performance, scalability and ease-of-use. We focus on reducing complexity by making management and configuration of secure, converged voice and data networking much easier, and we continue to innovate around a standards-based, open architecture that supports multi-vendor environments. 3Com works closely with H-3C’s engineers to help ensure that the networking products sourced from the joint venture meet the requirements of 3Com customers around the world.

We deliver our networking infrastructure capabilities in the following categories of data networking infrastructure products and solutions, each of which is described in greater detail below:
▪	Local Area Network (LAN) Switches;

▪	Routers and Gateways;

▪	Mobility and Wireless LAN; and

▪	Network and Security Management.
LAN Switches
Switches are multi-port devices, located in the network core and at the network edge, that join multiple computers and peripheral devices and serve as the foundation for transporting voice, video and data over a network. We offer a number of fixed-configuration and modular chassis switches that provide the performance and flexibility required by our customers.
Our switching products represent a broad offering, including full-featured modular, stackable and stand-alone switches ranging from 10 Megabits per second (Mbps) to near Terabit per second performance. Our switches are available as managed units, which are typically found in enterprise environments and unmanaged, standalone units, typically used by small and medium-sized organizations. We design our enterprise-class switches to share a common operating system and user interface that work together to lower the cost of ownership and management. We offer a number of switching products, which we generally classify in the following families:
▪	Core Switching. We offer modular chassis core networking solutions in our Switch 8800 series and Switch 7700 series of products. They are highly resilient, secure and convergence-ready, with Layer 2 and Layer 3 IPv4 and IPv6 Gigabit Ethernet and 10-Gigabit connectivity. The 7700 series can also be used in conjunction with the 8800 as either an aggregation or edge switch capable of delivering PoE, as well as Quarantine Protection, a feature of our TippingPoint Security Management System.

▪	Gigabit Edge Switching. Our Switch 5500G and Switch 3800 families of products address the growing requirements for Gigabit speeds at the edge of the network as well as features such as PoE, security and Quarantine Protection. These stackable switches are offered in both 24- and 48-port models and include a built-in 10-Gigabit expansion slot.

▪	Workgroup/Desktop Switching. We offer a full range of fixed-configuration switches that deliver performance and flexibility to the edge of the network. These include enterprise-class offerings such as the Switch 5500 family, Switch 4500 and Switch 4200 families of products, as well as our OfficeConnect® and Baseline series. Several of these switches are available in managed and unmanaged configurations, offer line speeds of 10/100/1000 Mbps and incorporate PoE technology allowing power from the wiring closet to be supplied to any compliant device, including IP phones, wireless LAN access points and IntelliJack® products.
Routers and Gateways
Our enterprise routers, in combination with our other networking infrastructure products, provide a means of transporting converged voice and data traffic across an IP Wide Area Network (WAN) while preserving the Quality of Service (QoS) required for mission critical applications.
Our enterprise routers, all of which support a variety of WAN connection speeds, are offered in the following three families of products:
▪	Router 6000 Products. The Router 6000 series of products bring enterprise-class WAN routing features, redundancy and performance to the regional offices of large enterprise customers and to the headquarters of medium-sized businesses.

▪	Router 5000 Products. The Router 5000 series of modular products are designed to connect corporate sites, from small branch to large regional offices.

▪	Router 3000 Products. The Router 3000 series of products provide a fixed configuration platform to securely connect small offices and remote offices of large enterprises.

Mobility and Wireless LAN
We offer wireless networking products and solutions that enable users to stay connected to the network while at their desks or roaming within an enterprise or a large campus environment. The productivity increase associated with this ease of information access in a secure manner is driving many businesses to deploy wireless networks. We offer a complete portfolio of high-performance, standards-based wireless solutions, including 802.11 a/b/g wireless standards, along with wireless security and policy enforcement.
Our wireless product offerings include the following:
▪	Wireless LAN Access Points – stand-alone and managed;

▪	Wireless Controllers and Switches;

▪	Wireless Routers;

▪	Wireless Bridges; and

▪	Wireless Switch Manager.
Network and Security Management
We offer flexible and comprehensive network and security management application packages for advanced IT environments. Our network and security management applications help our customers manage large and small wired and wireless networks with tools for network monitoring, device control and fast problem resolution. Our network management applications include the following solutions:
▪	Network Supervisor. Practical, easy-to-use software, downloadable from the Internet, maps and monitors the network and quickly alerts administrators to emerging problems.

▪	Network Director. Turnkey management application suite offering advanced monitoring and control features to IT managers.

▪	Enterprise Management Suite. Comprehensive and flexible solutions for very large enterprise environments.

▪	Solutions for Open Management Platforms. A selection of solutions that enable enterprises to choose management applications that meet their business and technical needs.

▪	Security Management System. A scalable and flexible reporting tool used to manage our intrusion prevention system, TippingPoint SMS enables users to manage multiple devices and reports on network security activity.
Services
We provide our channel partners and customers a single point of accountability for service performance and quality. Our global service offerings cover key aspects of support that customers need to keep their data networking and voice solutions operating effectively, including telephone support, hardware replacement, software updates, dedicated on-site engineers and spare parts. We also offer high-end professional services and training to provide complete product plus service solutions for our customers. Our portfolio of professional services includes assessment and design, project management, training and certifications, installation, and integration services that are especially important to our customers that purchase higher-end switches, routers and IP telephony communications systems.
We have a team of highly skilled and professional in-house services experts and also partner with select third party service providers to deliver elements of the portfolio and offer customers the benefits of virtually integrated services resources. We signed a support and maintenance services agreement with Siemens Business Services in September 2004 to help us deliver enhanced service capabilities to our customers. The deployment of this agreement was completed during our fiscal year 2006. Our agreement with Siemens Business Services is global and applies to all countries where we do business with the exception of China, Japan, and Hong Kong as these territories are supported directly by H-3C. Additionally, we have agreements with local and regional professional services providers to augment our onsite coverage and meet the demand for our services.

HUAWEI-3COM “H-3C”
H-3C, our joint venture with Huawei Technologies Ltd., a Chinese communications equipment provider, began operations on November 17, 2003. H-3C is domiciled in Hong Kong, and its principal operating center is in Hangzhou, China.
At the time of H-3C’s formation, Huawei contributed its enterprise networking business assets in exchange for a 51 percent ownership interest; the contributed assets consisted of LAN switches and routers; engineering, sales, and marketing resources; and licenses to related intellectual property. We contributed cash, assets related to our operations in China and Japan, and licenses related to certain intellectual property in exchange for a 49 percent ownership interest. On October 28, 2005, we exercised our right to purchase an additional two percent ownership interest in H-3C resulting in us owning a majority interest in the venture. We completed this transaction on January 27, 2006 (date of acquisition) and subsequently began consolidating H-3C’s financial statements and reporting it as a separate operating segment.
On August 8, 2006, we announced that we will begin negotiations with Huawei for the purchase by us of an additional equity interest in H-3C. We currently own 51% of H-3C and Huawei owns 49%. Under the terms of our existing shareholders’ agreement, and as previously disclosed, we each have the right, commencing on and after November 15, 2006, to initiate a bid process to purchase the equity interest in H-3C held by the other. The negotiations are intended to result in an agreement outside of the bid process. We cannot provide assurance that we will be able to negotiate acceptable terms with Huawei or that the transaction will be consummated at all. We may need to raise equity or debt capital in order to finance any such transaction, and such financing may not be available on terms acceptable to us. We may also use existing cash to finance a portion of the consideration for any such transaction, which, if used, would reduce available cash on hand.
We expect H-3C to continue to provide three key benefits to our business – significant presence in the China, Japan, Hong Kong and certain other developing markets, an expanded product line, and access to lower cost and highly effective engineering talent.
H-3C SEGMENT PRODUCTS
H-3C products can generally be classified in the following categories:
▪	Networking – LAN Switches and Routers;

▪	Security – Firewalls and VPN Gateways; and

▪	Network Management – Network Management Software and Access Control Server.
Each of H-3C’s principal product categories are described in greater detail below. H-3C is significantly dependent on its China operations.
LAN Switches
H-3C offers customers a full portfolio of LAN switch products ranging from switches for the small business market to enterprise-class switches to Metro Ethernet Switches geared to the carrier markets. H-3C’s switches enable customers to easily upgrade their network solution as their business and network requirements grow. H-3C switches also include robust network security features, and are built to support the convergence of data, voice and video.
▪	Core Routing Switches. The S8500 Series 10G Multi-service Core Routing Switch is a new generation high performance switch. It is typically used as the core layer of E-government networks, campus networks, education networks and other enterprise networks as the core layer or aggregation layer of carriers’ IP Metro Area Networks (MANs). Moreover, based on the 10G platform, it supports the new generation high-speed 10Gbps interface card that provides interconnection between MANs, campus networks and data centers to construct end-to-end Ethernet, providing a cost-efficient, high performance and reliable means to support an enterprise’s most critical services. Furthermore, it provides Layer 2 and Layer 3 wire-speed packet forwarding and distributed MPLS wire-speed forwarding by its high performance, high density and high reliability chassis architecture design. It also provides rich service functions, such as a QoS guarantee, comprehensive security management and high reliability.

▪	Multi-Service Switches. The S6500 Series high-end multi-service switch features high performance, high port density and high flexibility. It can be applied to the core layer of enterprise networks, campus networks and education MANs, to the convergence layer of carriers’ IP MANs, and to the access layer of data centers. The S6500 Series switch can provide Layer 2 and Layer 3 switching. It can provide high-speed links for MAN, campus networks and data centers based on the 10GE platform and offer service functions, such as NAT/NetStream/PBR and PoE solutions, a powerful QoS guarantee, comprehensive security management mechanism and high level carrier-class reliability.

▪	Layer 3 Intelligent and Resilient Switches. The S5600 Series Switches are innovative switches that improve LAN operating efficiency by integrating leading technology such as H-3C’s Intelligent Resilient Framework (IRF). These switches allow high stacking bandwidth up to 96G, high density GE, 10GE uplink and a swappable power supply unit. We believe that this series represents the next generation of desktop switches, which can help customers implement a gigabit Ethernet core network or aggregation layer with high availability as well as scalability.

▪	Layer 2 Intelligent Gigabit Ethernet Switches. The S5000 Series are intelligent Layer 2 wire-speed Gigabit Ethernet switching products that provide high capacity with a full range of features. With the high performance ASIC and flexible modular structure, they provide Layer 2-Layer 7 intelligent flow classification and ACL policies. They implement comprehensive service control and user management, and therefore are suitable for the access layer switches in enterprise networks and MANs.

▪	Ethernet Layer 3 Intelligent and Resilient Switches. The S3900 Series Ethernet Switches are a new generation of premier multi-layer switches that are designed to achieve a unified, highly resilient network. One of the most important and innovative highlights of this series is its use of stackable technology, which allows network managers to build cost-effective networks with high resilience, flexibility and the exceptional performance of larger systems.

▪	10/100 Mbps Enhanced Layer 3 Switches. The S3500 Series Switches are Layer 3 wire-speed Ethernet switches with 10/100M aggregation in service provider data centers, server cluster, wiring cabinet and MANs. Running on H-3C’s VRP networking operating system, this series of products provides robust routing protocols, VLAN switching, traffic management, QoS, bandwidth control and user management.

▪	10/100 Mbps Enhanced Layer 2 Intelligent and Access Switches. The S3000 and S2000-EI Series are intelligent Layer 2 wire-speed Ethernet switching products that are designed to meet the needs of large-capacity switching and high QoS requirements. This series utilizes high performance ASICs and a flexible modular structure, providing Layer 2-Layer 7 intelligent flow classification, comprehensive QoS, robust service control and subscriber management.

▪	Unmanaged Ethernet Switches. The S1000/1200 Series is a non-intelligent, Layer 2 wire speed switch. By deploying plug and play power and fan-less design, it provides a perfect silent desktop access solution that is uniquely designed for office use. The S1000 series provides 10/100M Ethernet ports while the S1200 series supports 10/100/1000M Ethernet ports.
Routers
H-3C offers a full portfolio of router products from carrier-class core routers to modular routers to small business access routers designed to scale as these businesses grow. H-3C router products are classified as either NetEngine Series Routers or AR Series Routers. All NetEngine routers are IPv6 ready and include carrier-class availability with redundancy in all key modules to support multiple services such as MPLS VPN, MPLS TE, Multicasting and Netstream. The NetEngine Series Routers are OEM products from Huawei Technologies. The AR Series Routers support multiple services, integrating data voice and video in one device. They are also easy to manage, offer VPN functionality as well as support multiple security products including firewalls, IPS and Intrusion Detection Systems (IDS).

▪	Terabit and Gigabit Core Routers. The NetEngine family of core routers consist of products from a high capacity core router, which can be applied in national backbone networks, provincial backbone networks and other very large networks, to those that can serve at the backbone network edge and MAN core, to those working at the core networks of industries and enterprises. Incorporating advanced technologies such a 10G/40G interface, three-stage switching fabric, optical shelf interconnecting for multi-chassis stack, network processors (NP) for forwarding engine, and the mature, stable VRP routing software, it is designed to meet the availability requirements and the multi-service demands of carrier-class and large enterprise networks.

▪	Intelligent Multi-Service Enterprise Core Routers. The AR46 Intelligent Multi-Service Enterprise Core Routers are multi-service routers with high performance and reliability developed for enterprise, industry and carrier networks. AR46 routers can serve as central routers for carrier networks. The AR46 routers are designed to meet enterprise and carrier requirements for network performance, service integration, high reliability, high security and three-in-one solutions.

▪	Modular Branch Routers. The AR28 Series are modular multi-service branch routers, providing flexible LAN and WAN options, comprehensive security and VPN solutions, and voice and data integration. The extended performance, high density, enhanced security and concurrent applications enable the AR28 Series to meet the growing demands of enterprises.

▪	Fixed Port Branch Routers. The AR18 Series Access Routers are fixed-port products for small-sized enterprises and branch offices. They feature enhanced security, superior reliability and advanced QoS services.
Firewalls
SecPath Firewalls are new-generation firewalls designed to provide a flexible, high-performance security solution for large and medium-enterprise central sites and service providers. SecPath firewall series products integrate DoS, DDoS depth defense system, VPN and traffic management functionality and offer high levels of total throughput for firewall and VPN support.
VPN Gateways
SecPath VPN Gateways provide total VPN solutions from SOHO to large enterprise. They support all mainstream VPN technologies (such as L2TP VPN, GRE VPN, IPSec VPN, SSL VPN, Dynamic VPN and MPLS VPN), providing QoS and flow control ability, enabling users to deploy cost-effective remote access, extranet and intranet security.
Network Management System
The Quidview network management software is a suite of scalable tools for simplifying network management and maintenance. Quidview implements comprehensive IP-based network management applications, providing total and unified network management solutions, such as centralized network monitoring, fault management, performance monitoring, multi-vendor device management, device management and cluster management. It has the ability to construct effective network management solutions for all network environments at all levels, according to user’s demands.
Comprehensive Access Management Server (CAMS)
CAMS is a comprehensive identity-based access control server for the network infrastructure of H-3C switches, routers and security devices. As the enterprise network user management center, CAMS provides LAN, VPN, wireless access management, authentication, authorization and accounting, constructing a multiple service management, maintenance, and security control framework with high interoperability within existing enterprise systems.

CUSTOMERS AND MARKETS
Through our SCN segment we have a global installed base of enterprise and small and medium-sized business customers. These organizations range across a number of vertical industries, including education, government, healthcare, manufacturing, finance, insurance and real estate. In addition to a growing number of enterprise customers (in areas such as government, finance, education, education, energy, communication, manufacturing, health and commercial buildings markets), H-3C also has access to a strong, increasing base of carrier customers, primarily through OEM sales to Huawei and particularly in the Asia Pacific Region.
We target major customer groups that:
▪	View their networks as mission-critical tools that help them to deliver mandatory and/or value-add differentiated services to their customers or constituents;

▪	Seek convergence-ready voice and data solutions and wireless solutions that are standards-based to reduce complexity and protect their investments; and

▪	Value networking solutions that are affordable to acquire, operate, maintain and expand.
SALES, MARKETING AND DISTRIBUTION
We use a broad distribution channel to bring our products and solutions to our customers. Our two-tier distribution channel comprises distributors and resellers.
Although a majority of our sales of enterprise networking products are made through our two-tier distribution channel, we also work with global systems integrators, service providers and direct marketers. Additionally, we maintain a field sales organization targeting small, medium and large enterprise accounts in conjunction with our partners.
COMPETITION
We compete in the networking infrastructure market, providing a broad portfolio of secure, converged voice and data networking products to small, medium, and large size organizations and, through our H-3C segment’s OEM sales, carrier customers. The market for our products is competitive, fragmented and rapidly changing. We expect competition to continue to intensify. Many of our competitors are bringing new solutions to market, focusing on specific segments of our target markets and establishing alliances and Original Equipment Manufacturers (OEM) relationships with larger companies, some of which are our partners as well.
Our principal competitors include Avaya Inc., Cisco Systems, Inc., D-Link Systems, Inc., Enterasys Networks, Inc., Extreme Networks, Inc., F5 Networks, Inc., Foundry Networks, Inc., Hewlett-Packard Company, Internet Security Systems, Inc., Juniper Networks, Inc, McAfee, Inc., Alcatel, Mitel Networks Corporation, NETGEAR, Inc., and Nortel Networks Corporation. In addition, H-3C also competes with key regional competitors such as Allied Telsis, Inc. (formerly Allied Telesyn), Buffalo Inc., Digital China, Harbour Networks, Hitachi and ZTE Corporation. Many of our competitors are larger than us and possess greater financial resources.
We believe the primary competitive factors in the enterprise networking infrastructure market are as follows:
▪	Maintain tier-one capability and presence. To maintain tier-one capability and presence, a provider must have a comprehensive distribution channel and a strong financial position. In addition, that provider must have a globally-recognized and preferred brand and provide strong service and support capabilities.

▪	Offer innovative products and solutions. To be considered innovative a provider must deliver a broad line of products and solutions and maintain a substantial intellectual property portfolio.
RESEARCH AND DEVELOPMENT
Our research and development approach focuses internal investments upon those core activities that are necessary to deliver differentiated products and solutions and drive reductions in product costs. Our current areas of focus include convergence, security, wireless networking, and advanced switching solutions. For activities such as mature technologies or widely available product design components, we work with contract developers and third parties for sourcing these components.

We believe this two-part approach increases our ability to bring products to market in a timely and low cost manner and ensures that we are focused upon those product attributes that matter most to our customers and clearly differentiate the products we deliver.
Our SCN segment relies on H-3C’s engineering talent for new product development of enterprise switches and routers and on certain third party developers for small and medium size networking offerings. Our SCN segment develops our voice and security offerings. H-3C uses its own engineers to develop its product portfolio.
Our software provides differentiation across our product lines. In many cases, sophisticated software underlies the reliability and ease of use that our customers have grown to associate with our products.
Our research and development expenditures were $101.9 million in fiscal 2006, $94.6 million in fiscal 2005, and $95.2 million in fiscal 2004.
SIGNIFICANT CUSTOMERS AND PRODUCTS
For information regarding customer and product concentration for each of the last three fiscal years, see Note 19 to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
INTERNATIONAL OPERATIONS
We market our products in all significant global markets, primarily through subsidiaries, sales offices, sales representatives, joint ventures, and relationships with OEMs and distributors with local presence. Outside the U.S., we have several research and development groups, with the two most significant being in China and the U.K. We also use contract developers in India. We maintain sales offices in 35 countries outside the U.S.
In fiscal 2006, approximately 69 percent of our net sales came from sales to customers outside of North America. Gross margin on sales of our products in foreign countries, and sales of product that include components obtained from foreign suppliers, can be adversely affected by international trade regulations, including tariffs and antidumping duties, and by fluctuations in foreign currency exchange rates. Information concerning our sales by geographic region can be found in Note 20 to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
BACKLOG
Our backlog as of June 2, 2006, the last day of our 2006 fiscal year, was approximately $69.8 million (including $45.9 million of H-3C backlog as of March 31, 2006), compared with backlog of approximately $19.2 million as of June 3, 2005, the last day of our 2005 fiscal year. We include in our backlog purchase orders for which a delivery schedule has been specified for product shipment within one year. Generally, orders are placed by our customers on an as-needed basis and may be canceled or rescheduled by the customers without significant penalty to the customer. Accordingly, backlog as of any particular date is not necessarily indicative of our future sales.
SEASONALITY
Our revenues and earnings have not demonstrated consistent seasonal characteristics.
MANUFACTURING AND COMPONENTS
For the SCN segment we outsource the majority of our manufacturing and our supply chain management operations to contract manufacturers and original design manufacturer suppliers, with our H-3C segment handling the remainder of these functions. This is part of our strategy to maintain global manufacturing capabilities and to reduce our costs. This subcontracting includes activities such as material procurement, assembly, test, shipment to our customers and repairs. We believe this approach enables us to reduce fixed costs and to quickly respond to changes in market demand. We have contract manufacturing arrangements with several companies, of which Flextronics International and Jabil Circuits were the two most significant during both fiscal 2006 and fiscal 2005. Based on current and forecasted demand, our contract manufacturers are expected to have an adequate supply of components required for the production of our products.
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
For the H-3C segment, a significant portion of self-designed products are also manufactured by contract manufacturers, mainly Flextronics and Flash Electronics. However, H-3C does retain an in-house manufacturing capability and capacity for pilot run, low volume production, as well as special projects, and this capability includes a state-of-the-art SMT (surface mount technology) line, backend assembly and test lines and distribution facilities.
Although we have contracts with our manufacturers, those contracts set forth a framework within which the supplier may accept purchase orders from us. The contracts do not require them to manufacture our products on a long-term basis.
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
We rely on U.S. and foreign patents, copyrights, trademarks, and trade secrets to establish and maintain proprietary rights in our technology and products. We have an active program to file applications for and obtain patents in the U.S. and in selected foreign countries where potential markets for our products exist. Our general policy has been to seek to patent those patentable inventions that we expect to incorporate in our products or that we expect will be valuable otherwise. As of June 2, 2006, our SCN segment had 1,357 U.S. issued patents (including 1,324 utility patents and 33 design patents) and 382 foreign issued patents. Numerous patent applications that relate to our research and development activities are currently pending in the U.S. and other countries. We also have patent cross license agreements with other companies, as well as with H-3C. The H-3C portfolio includes 49 issued Chinese patents, over 300 pending Chinese applications, and 6 pending foreign applications. During fiscal 2006, we continued our patent licensing program, through which we identify potential sources of licensing revenue, including investigation of situations in which we believe that other companies may be improperly using our patented technology.
Our SCN segment has registered 45 registered trademarks in the U.S. and has a total of 652 registered trademarks in 78 foreign countries. H-3C has 1 registered trademark in China and has a total of 40 registered trademarks in 4 foreign countries. Numerous applications for registration of domestic and foreign trademarks are currently pending for both our SCN and H-3C segments.
EMPLOYEES

Total
Sales and marketing	1,927
Customer service and supply chain operations	792
Research and development	2,315
General and administrative	538

Total	5,572

The SCN segment has 1,562 employees and the H-3C segment has 4,010 employees.
Our employees are not represented by a labor organization and we consider our employee relations to be satisfactory. The SCN segment employee data is as of June 2, 2006 and the H-3C segment employee data is as of March 31, 2006, the date of the H-3C balance sheet we consolidated into our fiscal year 2006 balance sheet.

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of certain restructuring actions affecting SCN employee headcount.
EXECUTIVE OFFICERS OF THE REGISTRANT
The following table lists the names, ages and positions held by all executive officers of 3Com as of July 28, 2006. There are no family relationships between any director (or nominee) or executive officer and any other director (or nominee) or executive officer of 3Com.

Name	Age	Position
R. Scott Murray[1]	42	President and Chief Executive Officer

Donald M. Halsted, III	49	Executive Vice President and Chief Financial Officer

Robert Dechant	44	Senior Vice President, Worldwide Sales and Marketing

Neal D. Goldman	55	Senior Vice President, Management Services, General Counsel and Secretary

Marc Willebeek-LeMair	44	Chief Technology Officer and Senior Vice President Product Operations
R. Scott Murray has been 3Com’s President and Chief Executive Officer since January 2006. Mr. Murray is also Chairman of H-3C. Before joining 3Com, Mr. Murray was the President and Chief Executive Officer of Modus Media International, a global IT services business, from August 2002 to August 2004. Prior to that, Mr. Murray was President and Chief Operating Officer of Stream International, a global business-to-business information technology services company, a position he held from January 2000 to January 2002. Previously, Mr. Murray was the Executive Vice President and Chief Financial Officer of The Learning Company. Mr. Murray is also chairman and a director of Protocol Communications, Inc.
Donald M. Halsted, III joined 3Com in July 2004 and has been 3Com’s Executive Vice President and Chief Financial Officer since August 2004. Mr. Halsted also serves on the Board of H-3C. Prior to joining 3Com, from November 2003 through July 2004, Mr. Halsted was Vice President of Finance for Invensys plc, a global automation, controls and process solutions company. From January 1998 through November 2003 he held a series of senior finance and operational roles with Polaroid, a company that develops and markets instant and digital imaging and consumer electronics products. Before joining Polaroid, Mr. Halsted held a number of positions of increasing responsibility in IBM’s finance organization from 1979 through 1998.
Robert Dechant has been 3Com’s Senior Vice President, Worldwide Sales and Marketing since April 2006. Prior to 3Com, from March 2003 to September 2004, Mr. Dechant was Executive Vice President of Sales and Marketing for Modus Media International where he led sales, marketing and client management on a global basis. Before Modus, Mr. Dechant served as Chief Operating Officer (from December 2001 to January 2003) and Senior Vice President of Sales and Marketing (from July 1997 to November 2001) at Stream International, Inc. He also held sales and marketing leadership positions with Software Support Inc. which was acquired by Convergys Corporation and Worldtek Travel, Inc. He also spent nine years in sales and marketing positions at IBM.
Neal D. Goldman has been 3Com’s Senior Vice President, Management Services, General Counsel and Secretary since September 2003. Mr. Goldman also serves on the Board of H-3C. Prior to joining 3Com, Mr. Goldman worked for Polaroid Corporation from August 1997 to September 2003. From March 2003 to September 2003, he was Executive Vice President, Business Development and Chief Legal Officer of Polaroid and prior to that Mr. Goldman served as Executive Vice President, Chief Administrative and Legal Officer from July 2001 to June 2002. From August 1997 to July 2001, Mr. Goldman held a number of senior management and executive positions at Polaroid, including Senior Vice President, General Counsel and Secretary and Deputy General Counsel. Before joining Polaroid, Mr. Goldman served as Vice President, General Counsel and Secretary at Nets, Inc. from March 1996 to June 1997. Before joining Nets, Inc.,

[1]	Mr. Murray has submitted his resignation as President and Chief Executive Officer and a member of our Board of Directors, effective as of the close of business on August 17, 2006.

Mr. Goldman held a number of positions with Lotus Development Corporation, including Vice President and General Counsel from November 1995 to February 1996 and Deputy General Counsel and Assistant Secretary from April 1990 to November 1995.
Marc Willebeek-LeMair has been 3Com’s Senior Vice President Product Operations since November 2005 and its Chief Technology Officer since May 2005. He was the Chief Technology Officer of 3Com’s TippingPoint Division from January 2005 to May 2005. Prior to 3Com, from August 2001 to January 2005, Dr. Willebeek-LeMair was Chief Technology Officer of TippingPoint Technologies, a company focused on intrusion prevention systems for enterprise customers that was acquired by 3Com in January 2005. Previously, from March 1999 to August 2001, Dr. Willebeek-LeMair was Chief Technical Officer at Netpliance, a consumer information appliance company. From May 1990 to February 1999, Dr. Willebeek-LeMair held numerous positions with IBM, including Senior Manager of the Intelligent Network Infrastructure, Technical Staff to the Vice President of Strategy and Manager of Multimedia Networking. Dr. Willebeek-LeMair has a doctorate in electrical engineering from Cornell University and he has been granted over 10 patents and has published more than 50 articles.
Newly-Appointed Officers
On August 8, 2006, our Board appointed two new executive officers as follows:
Edgar Masri was appointed as our President and Chief Executive Officer on August 8, 2006. He is expected to commence employment with us on or about August 18, 2006. Mr. Masri will also assume the role of Chairman of H-3C. Mr. Masri will join our Board of Directors effective immediately following the Annual Meeting of Stockholders on September 20, 2006. Before re-joining 3Com, Mr. Masri was a General Partner from 2000 to March 2006, and more recently an advisor, at Matrix Partners, a leading technology venture capital firm, where he made investments in the wireless, broadband and semiconductor industries. Mr. Masri was also Chief Operating Officer at Redline Communications, a leading provider of advanced broadband wireless access and backhaul solutions based in Canada, from April to August of 2006. Mr. Masri spent fifteen years as a senior manager at 3Com, from 1985 to 2000. During this time he served as Senior Vice President and General Manager of our Network Systems Business Unit and Premises Distribution Unit, President of 3Com Ventures and held senior roles in our marketing group. Mr. Masri holds a Master’s degree in electrical engineering and computer science and earned an MBA from Stanford University.
Robert Y. L. Mao was appointed our Executive Vice President, Corporate Development on August 8, 2006. He is expected to commence employment with us on or about August 18, 2006. Mr. Mao will also join the Board of H-3C. Mr. Mao has over 30 years of experience in the telecommunications and IT industries. Before joining 3Com, Mr. Mao was President and Chief Executive Officer of Greater China for Nortel Networks from September 1997 to May 2006 and Regional President of Greater China for Alcatel from September 1995 to September 1997. Nortel and Alcatel are global suppliers of communication equipment serving both service provider and enterprise customers. At these positions, Mr. Mao managed operations in the People’s Republic of China, Taiwan, Hong Kong and Macao. Mr. Mao also held senior managerial and technical positions at Alcatel and ITT in Asia and the U.S. Mr. Mao holds a Master’s degree from Cornell University in Material Science and Metallurgical Engineering and earned a Master’s in Management from MIT. Mr. Mao is the Vice Chairman of the Board of Governors of the Pacific Telecommunication Council.
ITEM 1A RISK FACTORS
Risk factors may affect our future business and results. The matters discussed below could cause our future results to materially differ from past results or those described in forward-looking statements and could have a material adverse effect on our business, financial condition, results of operations and stock price.
We have incurred significant net losses in recent fiscal periods, including $101 million for the year ended May 31, 2006, $196 million for year ended May 31, 2005, and $349 million for year ended May 31, 2004, and we may not be able to return to profitability.
Although we are taking steps designed to improve our results of operations, such as the restructuring we announced in June 2006, we cannot provide assurance that we will return to profitability.
We have faced a number of challenges that have affected our operating results during the current and past several fiscal years. Specifically, we have experienced, and may continue to experience, the following, particularly in our SCN segment:

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
Although we have implemented cost and expense reductions with the goal to achieve profitability, we may need to further reduce costs which may in turn reduce our sales. If we are not able to effectively reduce our costs and expenses, particularly in our SCN segment, we may not be able to generate positive net income or cash flow from operations. If we continue to experience negative cash flow from operations over a prolonged period of time or if we suffer unexpected cash outflows, our liquidity and ability to operate our business effectively could be adversely affected.
We are unable to predict the exact amount of cost reductions required for us to generate positive net income or cash flow from operations because it is difficult to predict the amount of our future sales and gross margins. The amount of our future sales depends, in part, on future economic and market conditions, which are difficult to forecast accurately.
Efforts to reduce operating expenses have involved, and could involve further, workforce reductions, closure of offices and sales or discontinuation of businesses, leading to reduced sales and other disruptions in our business.
Our operating expenses as a percent of sales continue to be higher than our desired long-term financial model. We have taken, and will continue to take, actions to reduce these expenses. Such actions have and may in the future include reductions in our workforce, closure of facilities, relocation of functions and activities to lower cost locations, the sale or discontinuation of businesses, changes or modifications in IT systems or applications, or process reengineering. As a result of these actions, the employment of some employees with critical skills may be terminated and other employees have, and may in the future, leave our company voluntarily due to the uncertainties associated with our business environment and their job security. In addition, reductions in overall staffing levels could make it more difficult for us to sustain historic sales levels, to achieve our growth objectives, to adhere to our preferred business practices and to address all of our legal and regulatory obligations in an effective manner, which could, in turn, ultimately lead to missed business opportunities, higher operating costs or penalties.
We are significantly dependent on our H-3C joint venture in China and if H-3C is not successful, it could materially and adversely impact our business, business prospects and operating results.
H-3C, which is domiciled in Hong Kong and has its principal operations in Hangzhou, China, is subject to all of the operational risks that normally arise for a technology company with global operations pertaining to research and development, manufacturing, sales, service, marketing, and corporate functions. Given the significance of H-3C to our results, if H-3C is not successful our business will likely be adversely affected.
Our business, business prospects and operating results have significant dependencies upon product deliveries from H-3C and the results of our H-3C operating segment. In particular, our product development activities, product manufacturing and procurement of certain products, intellectual property and channel activities have become increasingly interdependent with those of H-3C.
Sales from our H-3C joint venture and therefore China constitute a material portion of our total sales, and our business, financial condition and results of operations will to a significant degree be subject to economic, political and social events in China.
We announced on March 23, 2006 that we have determined it is appropriate to consolidate our joint venture in China, H-3C, effective as of February 1, 2006. For the three months ended June 2, 2006, our pro forma consolidated sales were $304 million, assuming we had consolidated H-3C since the beginning of the period, of which $156 million, or approximately 51%, are attributable to H-3C. With the commencing of the consolidation of H-3C financial results, our sales are significantly dependent on China. We expect that a significant portion of our sales will be derived from China for the foreseeable future. As a result, our business, financial condition and results of operations are to a significant degree subject to economic, political, legal and social developments and other events in China and surrounding areas.
Our China joint venture, H-3C, is dependent on Huawei, our co-owner in this venture, in several material respects, including as an important customer; should Huawei reduce its business with or operational assistance to H-3C, our business could be materially affected.
H-3C derives a material portion of its sales from or through Huawei. Should Huawei reduce its business with H-3C, H-3C’s sales will suffer. Further, Huawei provides certain foreign office support platforms for H-3C. If Huawei ceases this support, international operations will be more burdensome and expensive for H-3C. Huawei also provides certain information technology, software licensing and rental of premises to H-3C.
If we fail to adequately evolve our financial and managerial control and reporting systems and processes, including the management of our H-3C segment, our ability to manage and grow our business will be negatively affected.
Our ability to successfully offer our products and implement our business plan in a rapidly evolving market depends upon an effective planning and management process. We will need to continue to improve our financial and managerial control and our reporting systems and procedures in order to manage our business effectively in the future. If we fail to implement improved systems and processes, our ability to manage our business and results of operations could be adversely affected. For example, now that we control and consolidate our joint venture in China, H-3C, we are spending additional time, resources and capital to manage its business, operations and financial results. We will need to adequately incentivize H-3C management and other key employees. We will also need to manage the multiple channels to our markets. If we are not able to successfully manage our H-3C venture, our business results could be adversely affected.
We may not be able to complete or finance a transaction with Huawei to purchase additional interest in our joint venture, H-3C, on favorable terms or at all; if we cannot complete a transaction, our strategy to further invest in H-3C may not occur, we will be subject to the risks of the bid process described below and our business may suffer.
On August 8, 2006, we announced that we will begin negotiations with Huawei for the purchase by us of an additional equity interest in H-3C. We currently own 51% of H-3C and Huawei owns 49%. Under the terms of our existing shareholders’ agreement, and as previously disclosed, we each have the right, commencing on and after November 15, 2006, to initiate a bid process to purchase the equity interest in H-3C held by the other. The negotiations are intended to result in an agreement outside of the bid process. We cannot provide assurance that we will be able to negotiate acceptable terms with Huawei or that the transaction will be consummated at all. In addition, any such transaction is subject to regulatory approval by the Chinese government and we cannot provide assurance that such approval will be granted. We may need to raise equity or debt capital in order to finance any such transaction, and such financing may not be available on terms acceptable to us. Any equity financing would be dilutive to our existing stockholders. Any debt financing would involve using cash generated from operations to service the interest and pay down the principal, diverting funds that might otherwise be invested in our businesses. We may also use existing cash to finance a portion of the consideration for any such transaction, which, if used, would reduce available cash on hand. If we cannot complete a transaction, the bid process risks described below would apply. If we cannot complete a transaction, our strategy to increase our investment in H-3C may not be available to us and our business may suffer as a result unless we employ successful alternative strategies.
We, and our joint venture partner, Huawei, each have the right, starting in November 2006, to initiate a bid process to buy the other out of our China joint venture, H-3C; if Huawei wins the bid process, we will no longer be able to consolidate H-3C’s results and may, over time, lose the right to source and resell H-3C’s products.
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
Competition for qualified employees is intense. If we fail to attract, hire, or retain qualified personnel, our business will be harmed. We have experienced significant turnover in our management team in the last several years and we may continue to experience change at this level. If we cannot retain qualified senior managers, our business may not succeed.

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
We continue to look for ways to decrease cost and improve efficiency by contracting with other companies to perform functions or operations that, in the past, we have performed ourselves. We have outsourced the majority of our manufacturing and logistics for our SCN products. We now rely on outside vendors to meet the majority of our manufacturing needs as well as a significant portion of our IT needs for the SCN segment. Additionally, we outsource certain functions to Siemens Business Services for technical support and RMA services. To achieve future cost savings or operational benefits, we may expand our outsourcing activities to cover additional services which we believe a third party may be able to provide in a more efficient or effective manner than we could do internally ourselves.
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
We distribute many of our products through two-tier distribution channels that include distributors, systems integrators and VARs. A significant portion of our sales is concentrated among a few distributors; our two largest distributors accounted for a combined 30 percent of total sales for the year ended June 2, 2006, a combined 34 percent of total sales for the year ended

May 31, 2005 and a combined 33 percent of total sales for year ended May 31, 2004. If either of these distributors reduces its business with us, our sales and overall results of operations could be adversely affected.
We depend on distributors who maintain inventories of our products. If the distributors reduce their inventories of our products, our sales could be adversely affected.
We work closely with our distributors to monitor channel inventory levels and ensure that appropriate levels of products are available to resellers and end users. Our target range for channel inventory levels is between three and five weeks of supply on hand at our distributors. Partners with a below-average inventory level may incur “stock outs” that would adversely impact our sales. If our channel partners reduce their levels of inventory of our products, our sales would be negatively impacted during the period of change.
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
As Huawei expands its international operations, there could be increasing instances where we compete directly with Huawei in the enterprise networking market. As a co-owner and OEM customer of H-3C, Huawei has access to many of H-3C’s products thereby enhancing Huawei’s current ability to compete directly with us. We could lose a competitive advantage in markets where we compete with Huawei, which could have a material adverse effect on our sales and overall results of operations.

We may pursue acquisitions of other companies that, if not successful, could adversely affect our business, financial position and results of operations.
In the future, we may pursue acquisitions of companies to enhance our existing capabilities. There can be no assurances that acquisitions that we might pursue will be successful. If we pursue an acquisition but are not successful in completing it, or if we complete an acquisition but are not successful in integrating the acquired company’s technology, employees, products or operations successfully, our business, financial position or results of operations could be adversely affected.
We may be unable to manage our supply chain successfully, which would adversely impact our sales, gross margin and profitability.
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
Supplies of certain key components can become tighter as industry demand for such components has increased. If the resulting increase in component costs and time necessary to obtain these components persists, we may experience an adverse impact to gross margin.
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
Our strategies to outsource the majority of our manufacturing requirements to contract manufacturers may not result in meeting our cost, quality or performance standards. The inability of any contract manufacturer to meet our cost, quality or performance standards could adversely affect our sales and overall results from operations.
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
As a result of the historic reforms of the past several decades, multiple government bodies are involved in regulating and administrating affairs in the enterprise networking industry in China. These government agencies have broad discretion and authority over all aspects of the networking, telecommunications and information technology industry in China; accordingly their decision may impact our ability to do business in China. While we anticipate that the basic principles underlying the reforms China has made will remain unchanged, any of the following changes in China’s political and economic conditions and governmental policies could have a substantial impact on our business:
•	the promulgation of new laws and regulations and the interpretation of those laws and regulations;

•	enforcement and application of rules and regulations by the Chinese government;

•	the introduction of measures to control inflation or stimulate growth; or

•	any actions that limit our ability to develop, manufacture, import or sell our products in China, or to finance and operate our business in China.
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
The Chinese government is considering the imposition of a “unified” corporate income tax that would phase out, over time, the preferential tax treatment to which H-3C is currently entitled. While it is not certain whether the government will implement a unified tax structure or whether H-3C will receive “grandfathered” status from any new tax, if a new tax structure is implemented, such new tax structure may adversely affect our financial condition.
H-3C is subject to restrictions on paying dividends and making other payments to us.
Chinese regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with Chinese accounting standards and regulations. Our joint venture, a Hong Kong entity, does business through a Chinese entity that is required to set aside a portion of its after-tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. The Chinese government also imposes controls on the conversion of Renminbi into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. These restrictions may in the future limit our ability to receive dividends or repatriate funds from H-3C.
If we fail to maintain an effective system of internal control over financial reporting that includes our China joint venture, H-3C, we may not be able to accurately report our financial results or prevent fraud.

The annual evaluation of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 will first include H-3C with respect to our fiscal year ending June 1, 2007 and the related annual report on Form 10-K. If we cannot enhance H-3C’s existing controls by the evaluation date, our management may conclude that our internal control over financial reporting at the end of that period is not effective. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may not be able to attest to our management’s conclusions or may reach an opposite conclusion. Furthermore, having effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important to help prevent fraud. If we fail to achieve and maintain effective internal control over financial reporting on a consolidated basis, it could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to bring H-3C into compliance with Section 404 and the other requirements of the Sarbanes-Oxley Act.
We are subject to risks relating to currency rate fluctuations and exchange controls and we do not hedge this risk in China.
Due to our consolidation of our joint venture in China, a significant portion of our sales and a portion of our costs will be made in China and denominated in Renminbi. In July 2005, China uncoupled the Renminbi from the U.S. dollar and let it float in a narrow band against a basket of foreign currencies. The move initially revalued the Renminbi by 2.1% against the U.S. dollar; however, it is uncertain what further adjustments may be made in the future. The Renminbi-U.S. dollar exchange rate could float, and the Renminbi could appreciate or depreciate relative to the U.S. dollar. Any movement of the Renminbi may materially and adversely affect our cash flows, revenues, operating results and financial position.
We do not currently hedge the currency risk in H-3C through foreign exchange forward contracts or otherwise and China employs currency controls restricting Renminbi conversion, limiting our ability to engage in currency hedging activities in China. Various foreign exchange controls are applicable to us in China, and such restrictions may in the future make it difficult for H-3C or us to repatriate earnings, which could have an adverse effect on our cash flows and financial position.
We may need to engage in complex and costly litigation in order to protect, maintain or enforce our intellectual property rights; in some jurisdictions, such as China, our rights may not be as strong as the rights we enjoy in the U.S.
Whether we are defending the assertion of intellectual property rights against us, or asserting our intellectual property rights against others, intellectual property litigation can be complex, costly, protracted, and highly disruptive to business operations because it may divert the attention and energies of management and key technical personnel. Further, plaintiffs in intellectual property cases often seek injunctive relief and the measures of damages in intellectual property litigation are complex and often subjective or uncertain. Thus, the existence of this type of litigation, or any adverse determinations related to such litigation, could subject us to significant liabilities and costs. If any of our OEM, ODM, or joint venture partners become involved in intellectual property disputes and are unable to hold us harmless, then we may incur liabilities or suffer disruption of our business. Any one of these factors could adversely affect our sales, gross margin, overall results of operations, cash flow or financial position.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
We own and lease properties in the United States and a number of foreign countries. For information regarding property, plant and equipment by geographic region for each of the last two fiscal years, see Note 20 to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
The following table summarizes our significant owned and leased real estate properties as of June 2, 2006 (all facilities are for our SCN segment except where indicated otherwise):

Location	Sq. Ft.	Owned/Leased	Primary Use
United States—Boston Area	201,000	Leased	Corporate headquarters, office, research and development, and customer service.

United States—San Francisco Bay Area	120,000	Owned	Office, research and development, and customer service. Under contract for sale. See discussion below.

United States—San Francisco Bay Area	132,000	Leased	Subleased to third-party tenant. Under contract for sale. See discussion below.

United States—Austin Area	44,000	Leased	Office, research and development, and customer service.

United States—Chicago Area	43,000	Leased	Office, research and development, and customer service.

Europe—U.K.	113,000	Owned	Office, research and development, and customer service. Currently not being

Location	Sq. Ft.	Owned/Leased	Primary Use
			utilized. See Hemel explosion discussion below.

Europe—U.K.	39,000	Leased	Office, research and development, and customer service.

China—Hangzhou	1,682,000	Leased	Office, research and development, manufacturing, sales, and training. Used by our H-3C segment and leased from Huawei, our 49% partner in the H-3C joint venture.

China—Beijing	481,000	Leased	Research and development, training, sales and customer service. Used by our H-3C segment and leased from Huawei, our 49% partner in the H-3C joint venture.
As part of our initiatives to maximize our efficiency, we are consolidating our operations wherever feasible and are actively engaged in efforts to dispose of excess facilities. As of June 2, 2006, we lease and sublease to third-party tenants approximately 132,000 square feet of office space in our Mountain View, California leased facility (under contract to be assigned to the proposed buyer of our Santa Clara, CA land and buildings) and approximately 49,000 square feet in various other facilities throughout North America and Europe. The facilities under sub-lease are leased facilities agreements that expire at various times between 2007 and 2008.
On July 24, 2006 we entered into a Purchase and Sale Agreement to sell the land and three buildings we currently own in Santa Clara, California for expected net proceeds of $16.1 million. The terms of the agreement are standard and we expect the closing to occur within 30 days. We expect to lease back one of the buildings through December 31, 2006.
We believe that our facilities are adequate for our present needs in all material respects.
On December 11, 2005, our Europe, Middle East and Africa headquarters facility in Hemel Hempstead, United Kingdom was damaged by explosions at a third-party oil depot facility which occurred approximately one quarter mile from our facility. Approximately 300 employees and contractors worked at our Hemel campus, primarily in our sales, marketing and product operations groups. The incident occurred during non-business hours and no employee casualties or injuries were reported. We activated our back-up systems and established business operations at alternative facilities to ensure business continuity and minimize disruption to our customers. We believe we have sufficient insurance and recourse against third parties so that any loss incurred by us in connection with these explosions should not have a material adverse effect on our results of operations. The building is currently not being used for operations and the carrying amount of $16.2 million has been reclassified from property and equipment to other non-current assets and the associated depreciation has ceased.
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
Our common stock trades on the Nasdaq Global Select Market under the symbol COMS and has been quoted on Nasdaq since our initial public offering on March 21, 1984. The following table sets forth the high and low sale prices as reported on Nasdaq during the last two fiscal years. As of July 28, 2006, we had approximately 4,616 stockholders of record. We have not paid, and do not anticipate that we will pay, cash dividends on our common stock.

Fiscal 2006	High	Low	Fiscal 2005	High	Low
First Quarter	$4.00	$3.21	First Quarter	$6.94	$4.00
Second Quarter	4.30	3.37	Second Quarter	4.93	4.03
Third Quarter	5.27	3.47	Third Quarter	4.74	3.48
Fourth Quarter	5.70	4.25	Fourth Quarter	3.80	2.96
During the fourth quarter of fiscal 2005, our Board of Directors approved a stock repurchase program that authorizes expenditures of up to $100.0 million and is effective for a two-year period through March 31, 2007. We did not repurchase shares of our common stock pursuant to this authorization. However, with prior Audit and Finance Committee approval we are permitted to use cash to repurchase shares in future periods. In addition, upon vesting of restricted stock awards, employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting.
The following table summarizes repurchases of our stock, including shares returned to satisfy tax withholding obligations, in the quarter ended June 2, 2006:

				Total Number of	Approximate Dollar
				Shares Purchased as	Value of Shares
	Total Number		Average	Part of Publicly	that May Yet Be
	of Shares		Price Paid	Announced Plans or	Purchased Under the
Period	Purchased		per Share	Programs(1)	Plans or Programs
March 4, 2006 through March 31, 2006	2,972	(2)	$4.85	—	$100,000,000
April 1, 2006 through April 28, 2006	53,142	(2)	5.28	—	100,000,000
April 29, 2006 through June 3, 2006	992	(2)	4.79	—	100,000,000

Total	57,106		$5.25	—	$100,000,000

(1)	On March 23, 2005, our Board of Directors approved a stock repurchase program providing for expenditures of up to $100.0 million through March 31, 2007, provided that all repurchases are pre-approved by the Audit and Finance Committee of the Board of Directors. We did not repurchase shares of our common stock pursuant to this authorization in the year ended May 31, 2006.

(2)	Represents shares surrendered to us to satisfy tax withholding obligations that arose upon the vesting of restricted stock awards.

ITEM 6. SELECTED FINANCIAL DATA
The data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Our fiscal year ends on the Friday closest to May 31. Fiscal 2006 consists of the 52 weeks ended June 3, 2006. Fiscal 2005 consisted of 53 weeks and ended on June 2, 2005. Fiscal years 2004, 2003 and 2002 each consisted of 52 weeks and fiscal 2004 ended on June 3, 2004, fiscal 2003 ended on May 30, 2003, and fiscal 2002 ended on May 31, 2002. For convenience, the consolidated financial statements have been shown as ending on the last day of the calendar month. The following balance sheet data and statements of operations data for each of the five years ended May 31, 2005 were derived from our audited consolidated financial statements. Consolidated balance sheets as of May 31, 2006 and 2005 and the related consolidated statements of operations and of cash flows for each of the three years in the period ended May 31, 2006 and notes thereto appear elsewhere in this Annual Report on Form 10-K.
On May 23, 2003, we completed the sale of our CommWorks division. Accordingly, the information set forth in the table below is presented to reflect the CommWorks division as discontinued operations.

	Fiscal Year May 31,
(In thousands, except per share amounts)	2006	2005	2004	2003	2002
Sales	$794,807	$651,244	$698,884	$932,866	$1,258,969
Net (loss)	(100,675)	(195,686)	(349,263)	(283,754)	(595,950)
(Loss) from continuing operations before cumulative effect of accounting change	(100,675)	(195,686)	(346,863)	(230,093)	(453,652)
(Loss) per share from continuing operations before cumulative effect of accounting change
Basic and diluted	$(0.26)	$(0.51)	$(0.91)	$(0.64)	$(1.30)
The provisions of Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” are applicable to disposals occurring after our adoption of SFAS No. 144, effective June 1, 2002. In accordance with such provisions, the table below does not reflect the CommWorks division as a discontinued operation.

	Balances as of May 31,
(In thousands)	2006	2005	2004	2003	2002
Cash, equivalents and short-term investments	$864,347	$844,104	$1,383,356	$1,484,588	$1,382,048
Total assets	1,861,361	1,592,967	1,820,818	2,062,360	2,526,792
Working capital, net of discontinued operations of Palm (1)	778,064	667,949	1,213,108	1,314,012	1,159,822
Deferred revenue and long-term obligations	13,788	8,484	15,135	4,595	73,365
Retained earnings (deficit)	(1,087,512)	(967,952)	(755,244)	(405,981)	35,814
Stockholders’ equity	1,202,362	1,274,923	1,499,114	1,718,597	1,950,205

(1)	Working capital is defined as total current assets less total current liabilities.
During fiscal 2006 we exercised our right to purchase an additional two percent ownership interest in H-3C and entered into an agreement with Huawei for an aggregate purchase price of $28.0 million. We were granted regulatory approval by the Chinese government and subsequently completed this transaction on January 27, 2006 (date of acquisition). We consolidated H-3C’s financial statements from the date of acquisition. The acquisition is being accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are included in the consolidated balance sheet as of May 31, 2006 using H-3C’s March 31, 2006 balance sheet data. Because H-3C follows a calendar year end, we report its results on a two-month lag. The operating results of H-3C are included in the consolidated financial statements from the date of acquisition, resulting in the latter two months of H-3C’s three months ended March 31, 2006 being included in our year ended May 31, 2006 statement of operations.
Our acquisition of TippingPoint on January 31, 2005 was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are included in the consolidated balance sheet as of May 31, 2005. The operating results of TippingPoint are included in the consolidated financial statements since the date of acquisition. Accordingly, fiscal 2006 contains a full year of TippingPoint’s results compared to five months of results in fiscal 2005.

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
Our long-term technology-based strategy centers on enterprises and public sector organizations migrating to secure Internet Protocol (IP) based infrastructures that deliver converged voice and data applications. Our products and services can generally be classified in the following categories:
▪	Networking;

▪	Security;

▪	Voice;

▪	Services; and

▪	Connectivity Products.
We have undergone significant changes in recent years, including:
▪	significant headcount reductions and consolidation of facilities;

▪	restructuring activities which included outsourcing of information technology, all manufacturing activity in our SCN segment, and other functions, and selling excess facilities;

▪	significant changes to our executive leadership;

▪	forming the Huawei-3Com joint venture (H-3C);

▪	acquisition of majority ownership of H-3C;

▪	acquiring TippingPoint Technologies, Inc.; and

▪	realigning our sales and marketing channels and expenditures.
We believe an overview of these significant recent events is helpful to an understanding of our operating results.
Significant Events
In fiscal 2004, we undertook a number of actions, affecting both sales and expenses. We expanded our product portfolio to include more Layer 3-plus and higher-end products, additional modular switches and routers, and a higher-end VoIP offering. We consolidated our operations into a single integrated business organized along functional lines, and we relocated headquarters and key management positions and functions from our Santa Clara, California location to our Marlborough, Massachusetts location. Also, we consolidated our operations into fewer facilities, disposed of excess real estate, relocated transaction processing activities to lower cost locations, outsourced our Dublin, Ireland manufacturing operations to our contract manufacturers, and upgraded and modified our IT infrastructure and systems to more cost-effective alternatives. In addition, during fiscal 2004, we reduced our overall workforce by approximately forty percent.

On November 17, 2003, we formed our joint venture, Huawei-3Com (H-3C), which is domiciled in Hong Kong and has its principal operating center in Hangzhou, China. We contributed $160.0 million in cash, assets related to our operations in China and Japan, and licenses to intellectual property related to those operations in exchange for a 49 percent ownership interest of the joint venture. In the first quarter of fiscal 2005, we expanded the joint venture’s market to include Hong Kong in addition to China and Japan. In the third quarter of fiscal 2006, we further expanded H-3C’s available markets to include several additional countries. We expect this venture to continue to provide three key benefits to us – an expanded product line, access to lower cost and highly effective engineering talent, and a significant presence in the China, Japan, Hong Kong, and other developing markets.
H-3C sells its own products, as well as products it purchases directly from Huawei and us. Outside of China, Japan, and Hong Kong, we resell H-3C’s products under the 3Com® brand. Through this reseller agreement, we have expanded our product line to include router products and modular switching products. We believe the addition of these products to our product portfolio increases the size of the market opportunity for which we can compete.
In the second quarter of fiscal 2005, we entered an agreement with Siemens Business Services to provide expanded service offerings on a global basis for enterprise customers. This agreement was fully deployed during fiscal 2006.
On January 31, 2005, we acquired TippingPoint Technologies, Inc. (TippingPoint), a provider of network-based intrusion prevention systems. We believe the acquired technologies are uniquely qualified to protect a converged voice and data environment. We believe our acquisition of those technologies will expand our ability to design innovative and reliable voice, data and security solutions.
During fiscal 2006, we exercised our right to purchase an additional two percent ownership interest in H-3C and entered into an agreement with Huawei for an aggregate purchase price of $28.0 million in cash. We were granted regulatory approval by the Chinese government and subsequently completed this transaction on January 27, 2006 (date of acquisition). Consequently, we now own a majority interest in the joint venture and have determined that the criteria of Emerging Issues Task Force No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” have been met. Accordingly, we consolidated H-3C’s financial statements from the date of acquisition. Both partners have the right to initiate a bid process to purchase all of the other partner’s ownership interest at any time after the third anniversary of H-3C’s formation.
During fiscal 2006 we undertook several actions that we believe will enhance our competitiveness, execution and profitability over the longer term. We implemented a strategy to compete in the enterprise networking market, through the following:
▪	continued advances in products; and

▪	increased focus on our customer facing capabilities in the areas of sales and marketing.
We have introduced multiple new products targeted at the large enterprise market, including modular switches and routers sourced from our joint venture, H-3C, as well as VoIP, security and wireless solutions. We also continue to develop solutions for the small to medium enterprise market, including VoIP, smart switches, and Power over Ethernet technology.
During the year ended May 31, 2006 we have increased our focus on sales and marketing activities. Initiatives included developing an expanded set of enterprise class channels to support effective sales into the large enterprise market, and implementing marketing programs that we believe will improve our effectiveness and productivity in our existing channels, particularly those that target small and medium-sized businesses. We are currently re-assessing our go-to-market model and expect to make changes that will increase our effectiveness.
Business Environment and Future Trends
Networking industry analysts and participants differ widely in their assessments concerning the prospects for near-term industry growth. Industry factors and trends also present significant challenges in the medium term with respect to our goals for sales growth, gross margin improvement and profitability. Such factors and trends include:
▪	Intense competition in the market for higher end, enterprise core routing and switching products;

▪	Aggressive product pricing by competitors targeted at gaining share in market segments where we have had a strong position historically, such as the small to medium-sized enterprise market; and

▪	The advanced nature and ready availability of merchant silicon, which allows low-end competitors to deliver competitive products and makes it increasingly difficult for us to differentiate our products.
Our key focus in fiscal 2007 is to manage our H-3C operating segment for expected growth and to manage our SCN operating segment towards our goal of a return to profitability while maintaining strong investment levels in our TippingPoint security products and sales teams. In fiscal 2007, we plan to continue investment in the H-3C segment that provided strong growth in fiscal 2006. This involves continued investment in research and development, increased distribution both inside and outside of China, and growing the infrastructure. We continue to face significant challenges in the SCN segment with respect to sales growth, gross margin and profitability. Future sales growth for the SCN segment depends to a substantial degree on increased sales of our networking products, and we believe our best growth opportunity requires us to expand our product lines targeting selected enterprise customers. In order to achieve our sales goals in the SCN segment for fiscal 2007, it is imperative that we continue to enhance the features and capabilities of these products in a timely manner in order to expand our addressable market opportunities, distribution channels and market competitiveness. Also, we expect a very competitive, difficult pricing environment for the foreseeable future; this will likely exert downward pressure on our SCN sales, gross margin and profitability.
Another key priority will be to determine future H-3C ownership pursuant to the bid process or otherwise.
On August 8, 2006, we announced that we will begin negotiations with Huawei for the purchase by us of an additional equity interest in H-3C. We currently own 51% of H-3C and Huawei owns 49%. Under the terms of our existing shareholders’ agreement, and as previously disclosed, we each have the right, commencing on and after November 15, 2006, to initiate a bid process to purchase the equity interest in H-3C held by the other. The negotiations are intended to result in an agreement outside of the bid process. We cannot provide assurance that we will be able to negotiate acceptable terms with Huawei or that the transaction will be consummated at all. We may need to raise equity or debt capital in order to finance any such transaction, and such financing may not be available on terms acceptable to us. We may also use existing cash to finance a portion of the consideration for any such transaction, which, if used, would reduce available cash on hand.
In connection with our efforts in the SCN segment to achieve profitability and realign our cost structure to better reflect our recent performance, on June 28, 2006 we committed to a restructuring plan consisting of facilities closures and a reduction in workforce. The plan includes the closure of 21 of 60 existing sites around the world and a reduction in force of approximately 250 full-time employees in our SCN business segment (which represents approximately 15% of that segment’s full-time employee base as of the end of June 2, 2006 period). We currently estimate the total restructuring charges associated with these actions to be in the range of approximately $10 million to $13 million, of which between $9 million to $12 million is expected to be cash charges primarily related to severance payments and approximately $1 million is expected to be cash charges related to facilities closures and consolidation (such as lease termination payments). The information set forth above includes separate actions taken prior to June 28, 2006 at our Santa Clara, CA facilities. We are also focusing on converting non-core assets, such as real estate and certain venture investments, to cash, as further discussed elsewhere in this report.
Our planned actions for fiscal 2007 are based on certain assumptions concerning the overall economic outlook for the markets in which we operate, the expected demand for our products, our ability to compete effectively and gain market share, and the cost and expense structure of our business. These assumptions could prove to be inaccurate. If current economic conditions deteriorate, or if our planned actions are not successful in achieving our goals, there could be additional adverse impacts on our financial position, sales, profitability or cash flows. In that case, we might need to modify our strategic focus and restructure our business again to realign our resources and achieve additional cost and expense savings.
We are committed to our objective of being a leading provider of secure, converged networking solutions for small, medium and large enterprises. We believe that our recent initiatives and our business strategy are consistent with our goals of growth and profitability over the longer term.
On August 8, 2006, our President and Chief Executive Officer, R. Scott Murray, submitted a letter of resignation from his office as our President and Chief Executive Officer, his membership on our Board of Directors and his position as Chairman of the Board of H-3C. Mr. Murray’s resignations are effective at the close of business on August 17, 2006 and his departure is voluntary. On August 8, 2006, our Board of Directors appointed Edgar Masri as our new President and Chief Executive Officer, effective on his start date which is expected to be on August 18, 2006. Mr. Masri will also assume the role of Chairman of H-3C. Mr. Masri will join our Board of Directors, effective immediately following the Annual Meeting of Stockholders on September 20, 2006. We also announced the appointment of Robert Mao as our new Executive Vice President, Corporate Development to manage our interests in H-3C. We currently expect that these appointments will not materially change the strategies and key priorities for fiscal 2007 described above or our existing cost reduction initiatives designed to return our SCN segment to profitability, including the implementation of our previously-announced June 2006 restructuring plan.
BASIS OF PRESENTATION
Our fiscal year ends on the Friday closest to May 31. Fiscal 2006 consisted of 52 weeks and ended on June 2, 2006. Fiscal year 2005, consisted of 53 weeks ended on June 3, 2005, and fiscal year 2004 consisted of 52 weeks and ended on May 28,

2004. For convenience, the consolidated financial statements have been shown as ending on the last day of the calendar month.
During fiscal 2006 we exercised our right to purchase an additional two percent ownership interest in H-3C and entered into an agreement with Huawei for an aggregate purchase price of $28.0 million. We were granted regulatory approval by the Chinese government and subsequently completed this transaction on January 27, 2006 (date of acquisition). Consequently, we now own a majority interest in the joint venture and have determined that the criteria of Emerging Issues Task Force No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” have been met. Accordingly, we consolidate H-3C’s financial statements from the date of acquisition. Both partners have the right to initiate a bid process to purchase all of the other partner’s ownership interest at any time after the third anniversary of H-3C’s formation.
During the three months ended May 31, 2006 we completed our preliminary purchase price allocation. The acquisition is being accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are included in the consolidated balance sheet as of May 31, 2006 using H-3C’s March 31, 2006 balance sheet data. Because H-3C follows a calendar year end, we report its results on a two-month lag. The operating results of H-3C are included in the consolidated financial statements from the date of acquisition, resulting in the latter two months of H-3C’s three months ended March 31, 2006 being included in our year ended May 31, 2006 statement of operations.
Following the H-3C acquisition we determined that our chief decision making officer receives reports, manages, and operates our business as two separate units, the SCN business and the H-3C business. As a result we currently report two operating segments, SCN and H-3C. See footnote Note 19 of the Consolidated Financial Statements for additional information on our segments.
Prior to the acquisition we accounted for our investment in H-3C by the equity method. Under this method, we recorded our proportionate share of H-3C’s net income or loss based on the most recently available quarterly financial statements of H-3C under the caption “Equity interest in income (loss) of unconsolidated joint venture” in our consolidated financial statements. Since H-3C has adopted a calendar year basis of reporting, we have reported our equity in H-3C’s net income (loss) for H-3C’s fiscal period from April 1, 2004 through March 31, 2005 in our results of operations for fiscal 2005 and from the date of formation (November 17, 2003) through March 31, 2004 in our results of operations for fiscal 2004.
Our acquisition of TippingPoint on January 31, 2005, was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are included in the consolidated balance sheet as of May 31, 2005. The operating results of TippingPoint are included in the consolidated financial statements since the date of acquisition. Accordingly, fiscal 2006 contains a full year of TippingPoint’s results compared to five months of results in fiscal 2005.
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
We assess collectibility based on a number of factors, including general economic and market conditions, past transaction history with the customer, and the creditworthiness of the customer. If we determine that collection of the fee is not reasonably assured, then we defer the fee and recognize revenue upon receipt of payment. We do not typically request collateral from our customers. In the H-3C segment, certain customers pay accounts receivable with bills receivable from Chinese banks with maturities less than six months. These are also referred to as “bankers’ acceptances”.
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
Allowance for doubtful accounts: We monitor payments from our customers on an on-going basis and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When we evaluate the adequacy of our allowances for doubtful accounts, we take into account various factors including our accounts receivable aging, customer creditworthiness, historical bad debts, and geographic and political risk. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.
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
Goodwill and intangible assets: Carrying values of goodwill and other intangible assets with indefinite lives are reviewed for possible impairment in accordance with the applicable accounting literature. We test our goodwill for impairment annually during our third fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. We review the value of our intangible assets in accordance with the applicable accounting literature for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. As of May 31, 2006, we had $354.3 million of goodwill and $111.8 million of net intangible assets remaining on our balance sheet, which we currently believe to be realizable based on the estimated fair value of these assets. We estimate fair value of goodwill using third-party valuation reports and the fair value of our intangible assets using estimated future cash flows of the associated products and technology. It is possible that the estimates and assumptions used in assessing the carrying value of these assets, such as future sales and expense levels, may need to be re-evaluated in the case of continued market deterioration, which could result in further impairment of these assets.
Equity securities and other investments: We account for non-marketable equity securities and other investments at historical cost or, if we have the ability to exert significant influence over the investee, by the equity method. Investments accounted for by the equity method include investments in limited partnership venture capital funds and, prior to the acquisition of majority ownership on January 27, 2006, the investment in H-3C. In accounting for these investments by the equity method, we record our proportionate share of the fund’s net income or loss, or H-3C’s net income or loss, based on the most recently available quarterly financial statements. Since H-3C has adopted a calendar year basis of reporting, we reported our equity in H-3C’s net income or loss based on H-3C’s most recent quarterly financial statements, two months in arrears. For the year ended May 31, 2006 we accounted for H-3C under the equity method for ten months of the year.

We review all of our investments for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investment may not be fully recoverable. The impairment review requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. Investments identified as having an indication of impairment are subject to further analysis to determine if the impairment is other than temporary; in the event that the investment impairment is other than temporary, we would write the investment down to its impaired value.
Restructuring charges: Over the last several years we have undertaken significant restructuring initiatives. These initiatives have required us to record restructuring charges related to severance and outplacement costs, lease cancellations, accelerated depreciation and write-downs of held for sale properties, write-downs of other long-term assets, and other restructuring costs. Given the significance of our restructuring activities and the time required for execution and completion of such activities, the process of estimating restructuring charges is complex and involves periodic reassessments of estimates made at the time the original decisions were made. The accounting for restructuring costs and asset impairments requires us to record charges when we have taken actions or have the appropriate approval for taking action, and when a liability is incurred. Our policies require us to periodically evaluate the adequacy of the remaining liabilities under our restructuring initiatives. As we continue to evaluate the business, we might be required to record additional charges for new restructuring activities as well as changes in estimates to amounts previously recorded.
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
Income taxes: We are subject to income tax in a number of jurisdictions. A certain degree of estimation is required in recording the assets and liabilities related to income taxes, and it is reasonably possible that such assets may not be recovered and that such liabilities may not be paid or that payments in excess of amounts initially estimated and accrued may be required. We assess the likelihood that our deferred tax assets will be recovered from our future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. We consider historical taxable income, estimates of future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Based on various factors, including our recent losses, retained deficit, operating performance in fiscal 2006, and estimates of future profitability, we have concluded that future taxable income will, more likely than not, be insufficient to recover our U.S. net deferred tax assets as of May 31, 2006. Accordingly, we have established an appropriate valuation allowance to offset such deferred tax assets. In addition to valuation allowances against deferred tax assets, we maintain reserves for potential tax contingencies arising in jurisdictions in which we do or have done business. Many of these contingencies arise from periods when we were a substantially larger company. Such reserves are based on our assessment of the likelihood of an unfavorable outcome and the expected potential loss from such contingency, and are monitored by management. These reserves are maintained until such time as the matter is settled or the statutory period for adjustment has passed. Adjustments could be required in the future if we determine that the amount to be realized is greater or less than the valuation allowance we have recorded or that our reserves for tax contingencies are inadequate. We have U.S. federal loss carryforwards of approximately $2.5 billion as of May 31, 2006 expiring between fiscal years 2007 and 2026.

RESULTS OF OPERATIONS
YEARS ENDED MAY 31, 2006, 2005, AND 2004
As a result of the acquisition of H-3C, we currently report two operating segments, SCN and H-3C, for the year ended May 31, 2006. For the years ended May 31, 2005 and 2004 we managed and reported our operations as a single, integrated business.
The following table sets forth, for the fiscal years indicated, the percentage of total sales represented by the line items reflected in our consolidated statements of operations.

	2006	2005	2004
Sales	100.0%	100.0%	100.0%
Cost of sales	58.7	64.0	65.2

Gross profit margin	41.3	36.0	34.8

Operating expenses:
Sales and marketing	34.6	37.4	35.0
Research and development	12.8	14.5	13.6
General and administrative	9.1	9.2	10.6
Amortization and write-down of intangible assets	2.6	1.4	1.0
In-process research and development	0.1	1.0	—
Restructuring charges	1.8	3.7	22.9

Total operating expenses	61.0	67.2	83.1

Operating loss	(19.7)	(31.2)	(48.3)
Gain (loss) on investments, net	0.5	0.2	(1.6)
Interest income, net	3.6	3.3	2.4
Other income (expense), net	1.0	(0.7)	(0.1)

Loss from continuing operations before income taxes, equity interest in income (loss) of unconsolidated joint venture and minority interest in income of consolidated joint venture	(14.6)	(28.4)	(47.6)
Income tax (provision) benefit	1.9	(0.5)	0.4
Equity interest in income (loss) of unconsolidated joint venture	1.4	(1.1)	(2.5)
Minority interest in income of consolidated joint venture	(1.4)	—	—

Net loss from continuing operations	(12.7)%	(30.0)%	(49.7)%

Comparison of fiscal 2006 and 2005
Sales
The increase in sales from the 2005 fiscal year to the 2006 fiscal year was primarily due to the inclusion of two months of H-3C sales in the current period, as well as increased sales of TippingPoint security products and the inclusion of TippingPoint’s results for the full current period. The increase was partially offset by decreases in networking revenues in our SCN segment.
The following table shows our sales from products categories in absolute dollars and as a percentage of total sales for fiscal 2006 and fiscal 2005 (in millions):

	Fiscal Year
	2006		2005
Networking	$577.0	72.6%	$494.5	75.9%
Security	88.0	11.1	25.8	4.0
Voice	56.6	7.1	44.9	6.9
Services	33.4	4.2	32.0	4.9
Connectivity Products	39.8	5.0	54.0	8.3

Total	$794.8		$651.2

Sales of networking products in fiscal 2006 increased 17% from fiscal 2005. Networking revenue includes sales of the H-3C sourced enterprise products, our Layer 2 and Layer 3 stackable 10/100/1000 managed switching lines, wireless and OfficeConnect hardware, baseline branded small to medium-sized enterprise market products, and H-3C’s router and switching products. The increase in sales was primarily driven by the inclusion of two months results from the H-3C joint venture. We also saw growth from the introduction of the 5500 line of Layer 3 switches sourced from H-3C as well as growth in our modular core and router products. This growth was partially offset by a decline in demand for Layer 2 switches and a reduction in average selling prices resulting from significant price competition, particularly for our 10/100 Mbps switching products as the industry migrates to gigabit switching solutions, and by a shift in mix towards lower-priced products.
Sales of security products in fiscal 2006 increased 241% from fiscal 2005. Security revenue includes our TippingPoint products and services, as well as other security products, such as our embedded firewall product. The increase is primarily attributable to the inclusion of TippingPoint’s sales for the full period and, to a lesser extent, organic growth in sales of security products in fiscal 2006 and the inclusion of H-3C’s security product sales. Sales of our embedded firewall products increased in the year ended May 31, 2006.
VoIP Telephony revenue includes our VCX and NBX VoIP product lines. Sales of our VoIP telephony products in fiscal 2006 increased 26% from fiscal 2005. The increase in such sales was due largely to growth in the demand for our NBX products as well as a shift in focus to larger enterprise contracts. Incremental sales of VCX products and to a lesser extent, the inclusion of H-3C’s voice products also contributed to the increase in VoIP telephony sales in fiscal 2006.
Services revenue includes professional services and maintenance contracts, excluding TippingPoint maintenance which is included in security.
Connectivity products includes our traditional network interface card, personal computer card, and mini-peripheral component interconnect form factors. Sales of our connectivity products in fiscal 2006 decreased 26% from fiscal 2005. The decrease is a result of lower volumes as well as lower overall average selling prices in fiscal 2006 compared to the previous fiscal year offset in part by periodic royalty payments from the licensing of our intellectual property. We believe the lower volumes resulted from a continuing shift in technology from traditional network interface card (NIC), personal computer (PC) card, and mini-peripheral component interconnect (Mini-PCI) form factors to PC chipsets with embedded networking technology for which we have lower market share. In the fourth quarter of fiscal 2006 we made a decision to end-of-life many connectivity products as we determined that the cost to ensure European Union Restriction of Hazardous Substance (RoHS) compliance was not commensurate to our future projected revenue streams. We expect sales from connectivity products to decline again in fiscal 2007 due to reduced demand for our products, our end of life decision and continued pricing pressures.

Sales by geographic region are as follows (in millions):

	Fiscal Year
	2006		2005
North America	$248.5	31.3%	$214.1	32.9%
Latin and South America	72.2	9.1	57.7	8.9
Europe, Middle East, and Africa	298.5	37.5	294.7	45.2
Asia Pacific	175.6	22.1	84.7	13.0

Total	$794.8		$651.2

Sales information by geography to the extent available is reported based on the customer’s designated delivery point, except in the case of H-3C’s OEM sales which are based on the hub locations of H-3C’s OEM partners. Asia Pacific sales increased 107% primarily due to the inclusion of H-3C results for two months in fiscal 2006.
Gross Profit Margin
Gross margin as a percentage of sales improved 5.3 percentage points from 36.0% of sales in fiscal 2005 to 41.3% of sales in fiscal 2006. Significant components of the improvement in gross profit margins were as follows:

1) Increased sales of security products and inclusion of TippingPoint higher margin products for full current period	3.6%
2) Consolidation of H-3C higher margin products	2.1
3) SCN product mix and selling price reductions	(2.4)
4) Royalty payment reductions	1.1
5) Other	0.9

Total	5.3%

1)	The increase was the result of higher average selling prices and margin for TippingPoint’s security products compared to other SCN products as well as the inclusion of a full year of TippingPoint results in fiscal year 2006.

2)	The increase is due to the inclusion of two months of results of H-3C which generally have higher gross margins.

3)	The decrease in the SCN margin was the result of lower average selling prices and an unfavorable shift in product mix. These declines were partially offset by product cost reductions.

4)	Fiscal year 2005 included final disbursements on two significant royalty payments.

5)	Other cost reduction activities included freight consolidation, and a reduction in the Connectivity Products business that consequently caused a decrease in unit shipment per revenue dollar which lowered variable costs.
Operating Expenses
Operating expenses in fiscal 2006 were $485.2 million, compared to $437.8 million in fiscal 2005, a net increase of $47.4 million. Included in the increase in operating expenses were H-3C operating expenses of $36.6 million for the two month period ended May 31, 2006 and the inclusion of a full year of TippingPoint operating expenses in fiscal 2006 as compared to five months in 2005. Both of these factors were the primary contributors to increases in sales and marketing expenses of $31.0 million, research and development expenses of $7.3 million, general and administrative expenses of $12.8 million, and amortization of intangibles of $11.9 million. The increase was partially offset by the decrease of in-process research and development of $6.1 million and restructuring charges of $9.5 million.
As a percent of sales, total operating expenses in fiscal 2006 were 61.0%, compared to 67.2% in fiscal 2005. In aggregate, sales and marketing, research and development, and general and administrative expenses were 56.5% of sales in fiscal 2006, compared to 61.1% in fiscal 2005, and increased $51.1 million in fiscal 2006 compared to fiscal 2005. We believe that to a significant degree, these expenses are controllable and discretionary over time, but they are not directly variable with sales levels within a particular period. The most significant component of the increase of $51.1 was the inclusion of $30.2 million of H-3C expenses for the two months ended May 31, 2006.
A more detailed discussion of the factors affecting each major component of total operating expenses is provided below.
Sales and Marketing. Sales and marketing expenses in fiscal 2006 increased $31.0 million compared to fiscal 2005. This increase was due primarily to the inclusion of H-3C expenses for the two months ended May 31, 2006 and TippingPoint’s expenses for the entire current fiscal period. In addition, our investment in our branding campaign and the incurrence of performance related compensation expenses in the year ended May 31, 2006, which were not incurred in the previous fiscal year, contributed to the increase. Employee incentive compensation is aligned to the accomplishment of specific financial objectives and certain of these objectives were met in the current fiscal year, whereas these objectives were not met in the previous fiscal year. Partially offsetting these increases were reduced headcount and related expenses in fiscal 2006, compared to the same period in fiscal 2005.
Research and Development. Research and development expenses in fiscal 2006 increased $7.3 million compared to fiscal 2005. This increase was due primarily to the inclusion of H-3C expenses for the two months ended May 31, 2006 and the inclusion of TippingPoint’s expenses in the current fiscal period. In addition, a $4.2 million charge resulting from the impairment of licensed software was incurred for which we had no alternative future use. The increase was offset by reduced workforce expenses as a result of restructuring activities and reduced project spending in the current year.
General and Administrative. General and administrative expenses in fiscal 2006 increased $12.8 million from fiscal 2005. This increase is due to H-3C expenses for the two months ended May 31, 2006 and the inclusion of TippingPoint’s expenses in the current fiscal period and $4.6 million related to executive transition costs in the current year. These transition costs resulted from the departure of the former Chief Executive Officer and the appointment of the current Chief Executive Officer on January 25, 2006. In addition, we incurred performance related compensation expenses in the year ended May 31, 2006, which were not incurred in the previous fiscal year.
Amortization and Write-Down of Intangibles. Amortization and write-down of intangibles were $20.9 million in fiscal 2006 and $9.0 million in fiscal 2005, an increase of $11.9 million. Amortization and write-down of intangibles increased due to $132.6 million of purchased intangibles acquired in the acquisition of 2% of the equity of H-3C in fiscal 2006 that are being amortized on a straight-line basis over their estimated useful lives of between three and five years. Partially offsetting this increase was a reduction in impairment charges.
In-process research and development. $0.7 million of the total purchase price of 2% of the equity of H-3C has been preliminarily allocated to in-process research and development and was expensed in the fourth quarter of fiscal 2006. Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and which have no alternative future use. At the time of acquisition, H-3C had multiple in-process research and development efforts under way for certain current and future product lines.
Restructuring Charges. Restructuring charges were $14.4 million in fiscal 2006 and $23.9 million in fiscal 2005. Restructuring charges in fiscal 2006 were composed primarily of charges for actions taken in fiscal 2006, including employee severance and outplacement costs of $9.6 million, and facilities-related charges of $1.6 million. Restructuring charges for fiscal 2006 were the result of reductions in workforce and continued efforts to consolidate and dispose of excess facilities.
We announced in June 2006 a multi-faceted SCN restructuring plan that will result in significant restructuring charges in fiscal 2007 described earlier. The plan focuses on reducing components of the SCN operating segment cost structure in order to achieve our goal of future profitability. The plan includes: the closure of approximately 21 facilities around the world; a reduction in workforce of approximately 250 full-time employees, equating to approximately 15% of our SCN headcount; and focusing our sales, marketing, and services effort. We currently expect that these actions will result in significant cost savings, although we intend to use some of these savings to invest in our TippingPoint Security business.
Further actions may be taken if our business activity declines and additional cost reduction efforts are necessary.
Gain (Loss) on Investments, Net

During fiscal 2006, net gains on investments were $4.3 million, primarily reflecting gains from sales of certain equity securities. During fiscal 2005, net gains on investments were $1.6 million, reflecting $2.2 million of recognized gains from the sale of an investment in a privately-held company and public traded securities partially offset by a net loss of $0.6 million due to fair value adjustments of investments in limited partnership venture capital funds.
Interest Income and Other Income (Expense), Net
Interest and other income, net, was $37.3 million in fiscal 2006, an increase of $20.7 million compared to $16.6 million in fiscal 2005. An increase in interest income accounted for $7.7 million of this increase, primarily attributable to higher interest rates applicable to short-term investments and the inclusion of two months of H-3C results. Also contributing to the increase was $7.4 million of other income from H-3C for an operating subsidy program by the Chinese VAT authorities in the form of a partial refund of VAT taxes collected by H-3C from purchasers of software products, and a reduction in interest expense due to the expiration of our revolving credit facility in November 2004 according to its terms. Our results reflect a quarterly payment that was received during the two month period of H-3C’s results that are in our consolidated financials. Future subsidy payments, which are funded by VAT receipts, are subject to the discretion of Chinese VAT authorities.
Income Tax (Provision) Benefit
Our income tax benefit was $14.8 million in fiscal 2006, compared to an income tax provision of $3.5 million in fiscal 2005. The tax benefit for fiscal 2006 was the result of a $23.0 million benefit resulting from a tax settlement with foreign tax authorities in the second quarter of fiscal 2006, for which reserves had been provided in prior years and have now been reversed into income upon reaching settlement. Partially offsetting income tax provision for fiscal 2006 was the provision of additional taxes in certain state and foreign jurisdictions. Our income tax provision for fiscal 2005 was the result of providing for taxes in certain state and foreign jurisdictions, partially offset by the favorable resolution of an income tax audit in a foreign jurisdiction.
Equity Interest in Income (Loss) of Unconsolidated Joint Venture
As described more fully above, we accounted for our investment in H-3C by the equity method prior to the acquisition of majority ownership on January 27, 2006. In fiscal 2006 we recorded income of $11.0 million representing our share of the net income from operations generated by H-3C from April 1, 2005 through January 31, 2006. In fiscal 2005 we recorded a charge of $7.0 million representing our share of the net loss from operations incurred by H-3C from April 1, 2004 through March 31, 2005.
Minority Interest of Huawei in the (income) of Consolidated Huawei-3Com Joint Venture
In fiscal 2006, we recorded a charge of $11.1 million representing Huawei 49% interest in the net income reported by the            H-3C joint venture for the two month period included in our fiscal 2006.
Comparison of fiscal 2005 and 2004
Sales
The following table shows our sales from enterprise networking products and desktop, mobile and server connectivity products in absolute dollars and as a percentage of total sales for fiscal 2005 and fiscal 2004 (in millions):

	Fiscal Year
	2005		2004
Enterprise networking	$597.2	92%	$585.9	84%
Desktop, mobile and server connectivity	54.0	8%	113.0	16%

Total	$651.2		$698.9

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
The additional week included in fiscal 2005 did not have a significant impact on sales, compared to fiscal 2004.
Sales by geographic region are as follows (in millions):

	Fiscal Year
	2005		2004
Americas	$271.8	42%	$263.4	38%
Europe, Middle East, and Africa	294.7	45%	319.7	46%
Asia Pacific	84.7	13%	115.8	16%

Total	$651.2		$698.9

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
Gross Profit Margin
Gross profit margin as a percentage of sales improved 1.2 percentage points from 34.8 percent of sales in fiscal 2004 to 36.0 percent of sales in fiscal 2005. Significant components of the improvement in gross margins were as follows:

Outsourced manufacturing and facility closure	2.9%
IT and facilities-related expenses	1.1
Volume-related impacts	(2.3)
Other	(0.5)

Total	1.2%

▪	Gross profit margin benefited compared to fiscal 2004 due to effects associated with our decision to outsource our remaining manufacturing operations in Dublin, Ireland during fiscal 2004. In addition to the absence of impairment and transition costs that were incurred in fiscal 2004 and not in fiscal 2005, these actions also resulted in lower operating costs.

▪	We allocate and report both IT and facilities-related expenses as a component of cost of sales and operating expenses. The portion of such expenses allocated to cost of sales decreased in fiscal 2005 due to the outsourcing of our IT operations.

▪	Volume-related impacts include higher post-sale technical support costs, manufacturing overhead costs, royalty fees and warranty costs as a percent of sales. These costs did not decline at the same rate as sales since a portion of these costs is not directly variable with sales.

▪	In the second quarter of fiscal 2005, we entered into an agreement to contract with Siemens Business Services and enhance our customer service offerings. This agreement resulted in transition costs in fiscal 2005 that were not incurred in fiscal 2004.
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
Interest Income and Other Income (Expense), Net
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
Equity Interest in Loss of Unconsolidated Joint Venture
As described more fully above, during fiscal 2005, we accounted for our investment in H-3C by the equity method. In fiscal 2005, we recorded a charge of $6.9 million representing our share of the net loss from operations incurred by H-3C from April 1, 2004 through March 31, 2005. In fiscal 2004, we recorded a charge of $4.6 million representing our share of the net loss from operations incurred by H-3C from the date of formation through March 31, 2004. In addition, at the time of formation of H-3C, we recorded a charge of $12.6 million representing our ownership share (49 percent) of the value attributed to in-process technology contributed to H-3C by Huawei that had not yet reached technological feasibility and had no alternative future use. In fiscal 2004, our total reported loss related to H-3C was $17.2 million.

Discontinued Operations
Discontinued operations in fiscal 2004 related to our CommWorks division that was sold in the fourth quarter of fiscal 2003. We recorded a loss of $2.4 million in fiscal 2004 due to adjustments to previous estimates of liabilities related to the sale of CommWorks.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and short-term investments as of May 31, 2006 were $864.3 million, an increase of approximately $20.2 million compared to the balance of $844.1 million as of May 31, 2005. These balances were comprised of the following (in millions):

	2006	2005	2004
Cash and cash equivalents	$501.1	$268.5	$476.3
Short-term investments	363.2	575.6	907.1

Cash and cash equivalents and short term investments	$864.3	$844.1	$1,383.4

The May 31, 2006 balances included cash and cash equivalents from H-3C of $169.0 million.
The following table shows the major components of our statements of cash flows for the last three fiscal years:

	Years Ended May 31,
(in millions)	2006	2005	2004
Cash and equivalents, beginning of period	$268.5	$476.3	$415.8
Net cash provided by (used in) operating activities	(86.2)	(135.6)	(175.3)
Net cash provided by (used in) investing activities	300.8	(12.7)	106.6
Net cash provided by (used in) financing activities	15.7	(59.4)	128.5
Other	2.3	(0.1)	0.7

Cash and equivalents, end of period	$501.1	$268.5	$476.3

Net cash used in operating activities was $86.2 million for fiscal 2006, primarily reflecting our loss from continuing operations of $100.7 million. Included in net cash used in operating activities was cash generated by the H-3C segment for the two months that were consolidated. We expect that cash flows from operating activities will continue to be negative during fiscal 2007, and possibly longer, primarily due to continuing net losses. There are no assurances that we can reduce our net losses and negative cash flow in the foreseeable future, or that we can raise capital as needed to fund our operations on an ongoing basis. However, based on current business conditions and our current operating and financial plans, we believe that our existing cash and equivalents and short-term investments will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months.
In connection with our June 2006 restructuring announcement described above we currently expect to incur cash charges of approximately $9 million to $12 million for severance costs and $1 million for facilities closures and consolidation in fiscal 2007.

Significant commitments that will require the use of cash in future periods include obligations under lease, contract manufacturing and outsourcing agreements, as shown in the following table (in millions):

	Payments Due by Period
		Less than			More than
Contractual Obligations (1)	Total	one year	1-3 years	3-5 years	5 years
Operating leases	$60.5	$27.0	$29.6	$3.9	$—
Purchase commitments with contract manufacturers (2)	63.9	63.9	—	—	—
Outsourcing agreements (3)	118.4	24.1	65.5	28.8	—

Total	$242.8	$115.0	$95.1	$32.7	$—

(1)	Includes SCN segment obligations as of May 31, 2006 and H-3C segment obligations as of March 31, 2006.

(2)	We have entered into purchase agreements with our contract manufacturers. Pursuant to these agreements, if our actual orders and purchases fall below forecasted levels, we may be required to purchase finished goods inventory manufactured to meet our requirements. In addition, we may be required to purchase raw material and work in process inventory on-hand that is unique to our products, and we may be required to compensate the contract manufacturers with respect to their non-cancelable purchase orders for such inventory. The amount shown in the table above represents our estimate of inventory held by contract manufacturers that we could be required to purchase within the next 12 months. We do not expect any such required purchases to exceed our requirements for inventory to meet expected sales of our products to our customers.

(3)	Under our customer service, IT outsourcing agreements and research and development agreement we are subject to service level commitments and contractor commitments levels providing for annual minimum payments that vary depending on the levels we choose. The amounts shown in the table above represent the amounts that would be payable, based on current levels, through the expiration of the agreements. However, our IT agreement may be terminated at any time upon 120 days notice and the payment of a termination fee ranging from approximately $0.9 million to $1.3 million, and our research and development agreement may be terminated at any time with a $0.8 million payment. Our customer service agreement with Siemens expires in 2011 but may be terminated for convenience beginning in 2007 subject to certain fees that decline over time.
We have no material commitments for capital expenditures as of May 31, 2006.
Net cash used in investing activities was $300.8 million for fiscal 2006, including acquired H-3C cash of $138.4 million offset by an additional two percent ownership interest in H-3C for an aggregate purchase price of $28.0 million and $17.4 million of outflows related to the purchase of property and equipment. We made investments totaling $420.9 million in fiscal 2006 and $618.0 million in fiscal 2005, in municipal and corporate bonds and government agency instruments, as well as investments totaling $0.4 million in fiscal 2006 and $0.3 million in fiscal 2005, in equity securities. Proceeds from maturities and sales of municipal and corporate bonds and government agency instruments were $623.8 million in fiscal 2006 and $893.5 million in fiscal 2005, and proceeds from the sales of equity investments totaled $5.2 million in fiscal 2006 and $37.6 million in fiscal 2005.
We have selectively made strategic investments in privately held companies and in limited partnership venture capital funds, which in turn invest in privately held companies. These investment activities are entered into with the intention of complementing our business strategies and research and development efforts, and may include a strategic commercial or technology relationship, such as a component supply agreement or technology license arrangement, with these privately held companies. We made capital calls on existing investments of $2.7 million in fiscal 2006 and have committed to make additional capital contributions to venture capital funds totaling $3.7 million. We are contractually obligated to provide funding upon calls for capital. The expiration dates for such capital calls are generally five to eight years from the inception of the fund, and the amounts and timing of such calls during that period are at the discretion of the funds’ general partners. We estimate that we will pay approximately $2.2 million over the next 12 months as capital calls are made. In June 2006 we agreed to sell all of our limited partnership interests, subject to general partner approvals, which, when closed, would generate cash of approximately $17 million and eliminate our future capital call requirements. In July 2006, we agreed to sell our Santa Clara, CA land and facilities for estimated net proceeds of approximately $16.1 million, subject to customary closing conditions.
Net cash used in financing activities was $15.7 million for fiscal 2006, which includes no repurchases of shares in fiscal 2006. On March 23, 2005, our Board of Directors approved a new stock repurchase program providing for expenditures of up to $100.0 million through March 31, 2007. Under the new stock repurchase program, we may repurchase shares of our common stock having an aggregate purchase price of up to $100.0 million in the open market, in privately negotiated transactions with shareholders or using derivate transactions; provided, however, that all repurchases must be pre-approved by the Audit and Finance Committee of the Board of Directors. There is no requirement that we repurchase shares under the program and the program may be discontinued at any time. During fiscal 2005, we entered a new agreement facilitating the issuance of standby letters of credit and bank guarantees required in the normal course of business. As of May 31, 2006, such bank-issued standby letters of credit and guarantees totaled $6.8 million, including $6.1 million relating to potential foreign tax, custom, and duty assessments.
During fiscal 2006, we issued approximately 0.7 million shares of our common stock and 9.0 million shares of treasury stock in connection with our employee stock purchase and option plans with total proceeds from such issuances of $22.8 million. As of May 31, 2006, our outstanding stock options as a percentage of outstanding shares were 16 percent.
The owners of H-3C, 3Com and Huawei, have agreed on a return of capital to shareholders of $80.0 million. This is expected to be completed by the end of calendar year 2006, subject to Chinese regulatory approval, and will result in a $40.8 million reduction in cash and a related decrease in the minority ownership liability to Huawei due to the cash payment to Huawei.
On August 8, 2006, we announced that we will begin negotiations with Huawei for the purchase by us of an additional equity interest in H-3C. We currently own 51% of H-3C and Huawei owns 49%. Under the terms of our existing shareholders’ agreement, and as previously disclosed, we each have the right, commencing on and after November 15, 2006, to initiate a bid process to purchase the equity interest in H-3C held by the other. The negotiations are intended to result in an agreement outside of the bid process. We cannot provide assurance that we will be able to negotiate acceptable terms with Huawei or that the transaction will be consummated at all. We may need to raise equity or debt capital in order to finance any such transaction, and such financing may not be available on terms acceptable to us. We may also use existing cash to finance a portion of the consideration for any such transaction, which, if used, would reduce available cash on hand.
EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For additional information regarding recently issued accounting pronouncements, see Note 2 to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
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
Interest Rate Sensitivity. Our short-term investments consist mainly of fixed-income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by ten percent from levels as of May 31, 2006, the fair value of our short-term investments would decline by an immaterial amount. We currently have the ability and intention to hold our fixed income investments until maturity and, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. If necessary, we may sell short-term investments prior to maturity to implement management strategies and meet our liquidity needs.
Foreign Currency Exchange Risk. Our risk management strategy currently uses forward contracts to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures with gains and losses resulting from the forward contracts that hedge these exposures. We attempt to reduce the impact of foreign currency fluctuations on corporate financial results by hedging existing foreign currency exposures and anticipated foreign currency transactions expected to occur within one month. Anticipated foreign currency transaction exposures with a maturity profile in excess of one month may be selectively hedged. Translation exposures are not hedged. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. Although the impact of currency fluctuations of Renminbi to date has been slight, fluctuations in currency exchange rates in the future may have a material adverse effect on our cash flow and results of operations.

Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure. A hypothetical ten percent appreciation of the U.S. Dollar from May 31, 2006 market rates would increase the unrealized value of our forward contracts by $3.0 million. Conversely, a hypothetical ten percent depreciation of the U.S. Dollar from May 31, 2006 market rates would decrease the unrealized value of our forward contracts by $3.0 million. The gains or losses on the forward contracts are largely offset by the gains or losses on the underlying transactions and consequently we believe that a sudden or significant change in foreign exchange rates would not have a material impact on future net income or cash flows.
Equity Security Price Risk. We hold publicly traded equity securities that are subject to market price volatility. Equity security price fluctuations of plus or minus 50 percent would not have had a material impact on our financial statements as of May 31, 2006.

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
We have audited the accompanying consolidated balance sheets of 3Com Corporation and subsidiaries (3Com) as of June 2, 2006 and June 3, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 2, 2006. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of 3Com’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of 3Com at June 2, 2006 and June 3, 2005, and the results of its operations and its cash flows for each of the three years in the period ended June 2, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 2, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 11, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
August 11, 2006

3COM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended May 31,
	2006	2005	2004
Sales	$794,807	$651,244	$698,884
Cost of sales	466,743	416,916	455,813

Gross profit	328,064	234,328	243,071

Operating expenses:
Sales and marketing	274,745	243,700	244,703
Research and development	101,870	94,584	95,195
General and administrative	72,596	59,833	74,245
Amortization and write-down of intangible assets	20,903	8,989	7,026
In-process research and development	650	6,775	—
Restructuring charges	14,403	23,922	159,727

Total operating expenses	485,167	437,803	580,896

Operating loss	(157,103)	(203,475)	(337,825)
Gain (loss) on investments, net	4,333	1,580	(10,899)
Interest income, net	29,085	21,406	16,534
Other income (expense), net	8,235	(4,785)	(629)

Loss from continuing operations before income taxes, equity interest in income (loss) of unconsolidated joint venture, and minority interest in income of consolidated joint venture	(115,450)	(185,274)	(332,819)
Income tax benefit (provision)	14,833	(3,490)	3,135
Equity interest in income (loss) of unconsolidated joint venture	11,016	(6,922)	(17,179)
Minority interest in income of consolidated joint venture	(11,074)	—	—

Loss from continuing operations	(100,675)	(195,686)	(346,863)
Discontinued operations, net of taxes (Note 3)	—	—	(2,400)

Net loss	$(100,675)	$(195,686)	$(349,263)

Basic and diluted net loss per share:
Continuing operations	$(0.26)	$(0.51)	$(0.91)
Discontinued operations	—	—	(0.01)

Net loss	$(0.26)	$(0.51)	$(0.92)

Shares used in computing per share amounts:
Basic and diluted	386,801	382,309	379,766

The accompanying notes are an integral part of these consolidated financial statements.

3COM CORPORATION
CONSOLIDATED BALANCE SHEETS
 (In thousands, except per share amounts)

	May 31,
	2006	2005
ASSETS
Current assets:
Cash and equivalents	$501,097	$268,535
Short-term investments	363,250	575,569
Notes receivable	63,224	—
Accounts receivable, less allowance for doubtful accounts of $16,422 and $15,090, respectively	115,120	61,664
Inventories	148,819	29,311
Other current assets	57,835	42,430

Total current assets	1,249,345	977,509
Investment in joint venture	—	135,969
Property and equipment, less accumulated depreciation and amortization of $232,944 and $238,945, respectively	89,109	69,535
Goodwill	354,259	310,367
Intangible assets, net	111,845	65,882
Deposits and other assets	56,803	33,705

Total assets	$1,861,361	$1,592,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$153,245	$99,632
Accrued liabilities and other	318,036	209,928

Total current liabilities	471,281	309,560
Deferred revenue and long-term obligations	13,788	8,484
Minority interest	173,930	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value, 990,000 shares authorized; shares issued: 393,442 and 393,377, respectively	2,300,396	2,302,190
Treasury stock, at cost, of zero and 8,135 shares, respectively	—	(39,821)
Unamortized stock-based compensation	(7,565)	(14,011)
Retained deficit	(1,087,512)	(967,952)
Accumulated other comprehensive loss	(2,957)	(5,483)

Total stockholders’ equity	1,202,362	1,274,923

Total liabilities and stockholders’ equity	$1,861,361	$1,592,967

The accompanying notes are an integral part of these consolidated financial statements.

3COM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

								Accumulated
						Unamortized		Other
	Common Stock		Treasury Stock		Note	Stock-based	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Receivable	Compensation	Deficit	Income (Loss)	Total
Balances, June 1, 2003	367,796	$2,138,016	—	$—	$(8,421)	$(1,474)	$(405,981)	$(3,543)	$1,718,597
Components of comprehensive income loss:
Net loss							(349,263)		(349,263)
Unrealized loss on available-for-sale securities, net of tax								(2,612)	(2,612)
Net unrealized gain on derivative instruments, net of tax								141	141
Accumulated translation adjustments								726	726

Total comprehensive loss									(351,008)
Common stock issued under stock plans, net of cancellations	24,942	122,675				(2,252)			120,423
Stock-based compensation expense		1,532				1,149			2,681
Collection on note receivable for warrants issued					8,421				8,421

Balances, May 31, 2004	392,738	2,262,223	—	—	—	(2,577)	(755,244)	(5,288)	1,499,114
Components of comprehensive income loss:
Net loss							(195,686)		(195,686)
Unrealized loss on available-for-sale securities, net of tax								(213)	(213)
Net unrealized gain on derivative instruments, net of tax								(81)	(81)
Accumulated translation adjustments								99	99

Total comprehensive loss									(195,881)
Repurchase of common stock	(36)	(181)	(14,983)	(73,364)					(73,545)
Common stock issued under stock plans, net of cancellations	675	3,698	6,848	33,543		(4,760)	(17,022)		15,459
Stock-based compensation expense		395				2,446			2,841
Stock issued in connection with acquisition		36,055				(9,120)			26,935

Balances, May 31, 2005	393,377	2,302,190	(8,135)	(39,821)	—	(14,011)	(967,952)	(5,483)	1,274,923
Components of comprehensive income loss:
Net loss							(100,675)		(100,675)
Unrealized loss on available-for-sale securities								300	300
Accumulated translation adjustments								2,226	2,226

Total comprehensive loss									(98,149)
Repurchase of common stock	(588)	(2,848)	(864)	(4,228)					(7,076)
Common stock issued under stock plans, net of cancellations	653	2,230	8,999	44,049		(4,593)	(18,885)		22,801
Stock-based compensation expense		199				9,664			9,863
Reduction of shares reserved for issuance of options in connection with acquisition		(1,375)				1,375			—

Balances, May 31, 2006	393,442	$2,300,396	—	$—	$—	$(7,565)	$(1,087,512)	$(2,957)	$1,202,362

The accompanying notes are an integral part of these consolidated financial statements.

3COM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Years Ended May 31,
	2006	2005	2004
Cash flows from operating activities:
Loss from continuing operations	$(100,675)	$(195,686)	$(346,863)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Loss from discontinued operations	—	—	(2,400)
Depreciation and amortization	44,685	51,852	109,407
Write-down of intangibles	—	1,404	2,307
(Gain) loss on property and equipment disposals	(646)	(4,741)	41,034
Minority interest	11,074	—	—
Stock-based compensation expense	9,863	2,841	2,681
(Gain) loss on investments, net	(235)	(1,580)	10,899
Deferred income taxes	121	3,044	(533)
In-process research and development	650	6,775	—
Equity interest in (income) loss of unconsolidated joint venture	(11,016)	6,922	17,179
Changes in assets and liabilities:
Accounts receivable	5,913	4,708	23,918
Inventories	(23,047)	(9,629)	(12,999)
Other assets	1,891	748	1,620
Accounts payable	3,430	19,224	(25,175)
Other liabilities	(28,172)	(21,476)	3,605

Net cash used in operating activities	(86,164)	(135,594)	(175,320)

Cash flows from investing activities:
Purchases of investments	(421,279)	(618,320)	(908,874)
Proceeds from maturities and sales of investments	629,036	931,122	1,056,597
Purchases of property and equipment	(17,404)	(21,121)	(16,014)
Businesses acquired in purchase transactions, net of cash acquired	110,407	(355,686)	—
Proceeds from sale of property and equipment	—	51,300	134,855
Investment in Huawei-3Com joint venture	—	—	(160,000)

Net cash provided by (used in) investing activities	300,760	(12,705)	106,564

Cash flows from financing activities:
Issuances of common stock	22,801	15,459	120,423
Repurchases of common stock	(7,076)	(73,545)	—
Repayments of borrowings	—	(1,308)	—
Repayments of capital lease obligations	—	—	(346)
Collection of note receivable issued for warrants	—	—	8,421

Net cash provided by (used in) financing activities	15,725	(59,394)	128,498

Effect of exchange rate changes on cash and equivalents	2,241	(46)	734

Net change in cash and equivalents during period	232,562	(207,739)	60,476
Cash and equivalents, beginning of period	268,535	476,274	415,798

Cash and equivalents, end of period	$501,097	$268,535	$476,274

Other cash flow information
Interest paid	$212	$528	$1,143
Income tax (payments) refunds received, net	(2,230)	10,402	5,696
Inventory transferred to property and equipment	16,995	7,996	12,388
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Description of Business
We are incorporated in Delaware. A pioneer in the computer networking industry, we provide secure, converged networking solutions, as well as maintenance and support services, for enterprises and public sector organizations of all sizes. Headquartered in Marlborough, Massachusetts, we have worldwide operations, including sales, marketing, research and development, and customer service and support capabilities.
Note 2: Significant Accounting Policies
Fiscal year
Our fiscal year ends on the Friday closest to May 31. Fiscal 2006 consisted of 52 weeks and ended on June 2, 2006. Fiscal 2005 consisted of the 53 weeks ended on June 3, 2005 and Fiscal 2004 consisted of the 52 weeks ended on May 28, 2004. For convenience, the consolidated financial statements have been shown as ending on the last day of the calendar month.
Use of estimates in the preparation of consolidated financial statements
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales, costs and expenses during the reporting periods. Such management assumptions and estimates include allowances for doubtful accounts receivable, product returns, rebates and price protection; provisions for inventory to reflect net realizable value; estimates of fair value for investments in privately held companies, goodwill and other intangible assets, estimation of fair value of acquired businesses, and properties held for sale; valuation allowances against deferred income tax assets; and accruals for severance costs, compensation, product warranty, other liabilities, and income taxes, among others. Actual results could materially differ from those estimates and assumptions.
Basis of presentation
The consolidated financial statements include the accounts of 3Com, its wholly-owned subsidiaries, and Huawei-3Com “H-3C”, a majority owned joint venture. All significant intercompany balances and transactions are eliminated in consolidation. As discussed in Note 4 and 6, we accounted for our investment in the H-3C joint venture by the equity method until we purchased an additional 2% equity to give us a majority (51%) ownership in H-3C. As of January 27, 2006, the date of the incremental purchase, we have determined it is appropriate to consolidate H-3C. For convenience of close purposes the operating results of H-3C are consolidated beginning February 1, 2006. H-3C follows a calendar year basis of reporting and therefore results are consolidated on a two-month time lag.
Segment reporting
As of May 31, 2006, we were organized in two reportable segments: Secured Converged Networking “SCN” and H-3C. The SCN reportable segment was comprised of all business activities outside of the joint venture in China. The H-3C segment was comprised of operations of our joint venture in China. In previous years we had one reportable segment.
Cash equivalents
Cash equivalents consist of highly liquid investments in debt securities with maturities of three months or less when purchased.
Short-term investments
Short-term investments primarily consist of investments in debt securities acquired with maturities exceeding three months but less than one year. Our intent is to hold our investments in debt securities to maturity. However, consistent with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” all investments in debt securities and all investments in equity securities that have readily determinable fair values have been classified as available-for-sale, since the sale of such investments may be required prior to maturity to implement management strategies. Our short-term investments are reported at fair value, with unrealized gains or losses excluded from earnings and included in other comprehensive loss. Short-term investments are evaluated quarterly for other than temporary declines in fair value, which are reported in earnings as identified. The cost of investments sold is based on the specific identification method.

Notes receivable
Notes receivable represent bills receivable from four Chinese banks to our H-3C joint venture that have maturities of less than six months. These notes originate from customers who settle their commitments to H-3C by providing us these bills issued by the Chinese banks. The Chinese banks are responsible to pay H-3C. The notes are also referred to as “bankers’ acceptances”.
Non-marketable equity securities and other investments
Non-marketable equity securities and other investments consist primarily of direct investments in private companies and investments in limited partnership venture capital funds. Non-marketable equity securities and other investments are accounted for at historical cost or, if we had significant influence over the investee, by the equity method. Cost basis investments are evaluated quarterly for other than temporary declines in fair value, which are reported in earnings as identified. Investments accounted for by the equity method include investments in limited partnership venture capital funds. The net income or loss of limited partnership venture capital funds, and the fair values of the funds, are obtained from the funds’ most recently issued financial statements. We record our proportionate share of the net income or loss of the funds, and adjustments reflecting changes in the fair values of the funds, in loss on investments, net. Net investment gains and losses recorded as a result of sales of our investments in the limited partnership venture capital funds are based on the difference between the net sales proceeds and the carrying value of the investment at the time of sale. Generally, in connection with such sales and with the approval of the applicable fund’s general partners, we are released from all obligations with respect to future capital calls associated with the investment sold except as otherwise required by applicable law.
Concentration of credit risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and equivalents, short-term investments, notes receivable and accounts receivable. For our cash and equivalents and notes receivable in China we maintain a minimum BB+ rating and for the period ended March 31, 2006 the average rating was A+. For our short-term investments, we maintain a minimum weighted average credit quality of AA and invest in instruments with an investment credit rating of A- and better; also, by policy, we limit the amount of credit exposure from any one institution or issuer.
Inventories
Inventories are stated at the lower of standard cost or market, which approximates actual cost. Cost is determined using the first-in, first-out method.
Property and equipment
Property and equipment is stated at cost, with the exception of assets classified as held for sale (see Note 9), which are stated at the lower of cost or net realizable value. Equipment under capital leases is stated at the lower of fair market value or the present value of the minimum lease payments at the inception of the lease. We capitalize eligible costs related to the application development phase of software developed internally or obtained for internal use. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets, which range from two to five years; the amounts charged to amortization expense were $0.7 million in fiscal 2006, $1.0 million in fiscal 2005, and $1.1 million in fiscal 2004.
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
Goodwill and purchased intangible assets

SFAS No. 142, “Goodwill and Other Intangible Assets”, requires goodwill to be tested for impairment on an annual basis and between annual tests when events or circumstances indicate a potential impairment. We test our goodwill for impairment annually during our fourth fiscal quarter. There was no impairment of goodwill in fiscal 2006, 2005, or 2004. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to seven years.
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
A significant portion of our sales are made to distributors and resellers through a two-tier distribution channel. Revenue related to such sales is reduced for allowances for product returns, price protection, rebates and other offerings established in our sales agreements. We allow for product return rights that are generally limited to a percentage of sales over a one to three month period.
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
Advertising
Costs associated with cooperative advertising programs are estimated and recorded as a reduction of revenue at the time the related sales are recognized. All other advertising costs are expensed as incurred in sales and marketing.
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
Foreign currency remeasurement and translation
Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The majority of our SCN sales transactions are denominated in U.S. dollars. The majority of our H-3C sales are denominated in Renminbi. For foreign operations with the local currency as the functional currency, local currency denominated assets and liabilities are translated at the year-end exchange rates, and sales, costs and expenses are translated at the average exchange rates during the year. Gains or losses resulting from foreign currency translation are included as a component of accumulated other comprehensive loss in the consolidated balance sheets. For foreign operations with the U.S. dollar as the functional currency, foreign currency denominated assets and liabilities are remeasured at the year-end exchange rates except for property and equipment which are remeasured at historical exchange rates. Foreign currency denominated sales, costs and expenses are recorded at the average exchange rates during the year. Gains or losses resulting from foreign currency remeasurement are included in other income (expense), net, in the consolidated statements of operations.
Our risk management strategy uses forward contracts to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures with gains and losses resulting from the forward contracts that hedge these exposures. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, these contracts are recorded at fair value, and fair value changes are expensed in the current period in interest and other income, net. In addition, we enter into foreign exchange forward contracts to hedge exposures related to anticipated foreign currency cash flows. Due to the limitations on converting Renmimbi we do not engage in currency hedging activities in China. These contracts, designated as cash flow hedges, also are recorded at fair value. The gain or loss from the effective portion of the hedge is reported in the consolidated statement of operations in the same period or periods and manner as the hedged transaction. The gain or loss from the ineffective portion of the hedge is recognized in other income (expense), net, during the period of change. We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.
Other income (expense), net included net foreign currency losses of $1.5 million in fiscal 2006 and 2005, and $0.9 million for fiscal 2004.
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
An analysis of accumulated other comprehensive income (loss) follows (in thousands):

			Accumulated
		Accumulated	Other
	Unrealized	Translation	Comprehensive
	Gain (Loss)	Adjustment	Income (Loss)
Balance as of June 1, 2003	$364	$(3,907)	$(3,543)
Change in period	(2,471)	726	(1,745)

Balance as of May 31, 2004	(2,107)	(3,181)	(5,288)
Change in period	(294)	99	(195)

Balance as of May 31, 2005	(2,401)	(3,082)	(5,483)
Change in period	300	2,226	2,526

Balance as of May 31, 2006	$(2,101)	$(856)	$(2,957)

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

	Years Ended May 31,
	2006	2005	2004
Net loss as reported	$(100,675)	$(195,686)	$(349,263)
Add stock-based compensation included in reported net loss, net of tax	9,863	2,841	2,681
Deduct total stock-based compensation determined by the fair value-based method, net of tax	(25,496)	(16,203)	(19,041)

Pro forma net loss	$(116,308)	$(209,048)	$(365,623)

Net loss per share:
As reported—basic and diluted	$(0.26)	$(0.51)	$(0.92)
Pro forma—basic and diluted	(0.30)	(0.55)	(0.96)
For purposes of this pro forma disclosure, the estimated fair value expense of an option is amortized over the vesting period.
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
Recently issued accounting pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which requires companies to measure and recognize compensation expense for stock-based payments at fair value. SFAS No. 123R was initially effective as of the first interim or annual reporting period that began after June 15, 2005. In April 2005, the SEC issued a rule amending the compliance date which allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we will implement SFAS No. 123R in the reporting period starting June 3, 2006. Management is evaluating the two methods of adoption allowed by SFAS No. 123R, the modified-prospective transition method and the modified-retrospective transition method, and the related impact on the financial statements. Adoption of SFAS 123R will have a significant impact on our results of operations, the impact of which we continue to estimate at this time. See “Stock-based compensation” above for information related to the pro forma effects on our reported net loss and net loss per share of applying the fair value recognition provisions of the previous SFAS No. 123 to stock-based employee compensation.
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of SFAS No. 143.” This interpretation provides additional guidance as to when companies should record the fair value of a liability for a conditional asset retirement obligation when there is uncertainty about the timing and/or method of settlement of the obligation. We adopted FASB Interpretation No. 47 and it did not have a material impact on our financial statements.
In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income in the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. This Interpretation is effective for the first fiscal year beginning after December 15, 2006. We are currently evaluating the impact FIN 48 will have on our financial statements.
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
The amount of $2.4 million included in the caption “Discontinued operations” in the Consolidated Statements of Operations for fiscal 2004 resulted from adjustments to previous estimates of liabilities related to the sale of the CommWorks division.
Note 4: Acquisitions
Huawei-3Com
On November 17, 2003, we formed the Huawei-3Com joint venture (H-3C) with a subsidiary of Huawei Technologies, Ltd. (Huawei). H-3C is domiciled in Hong Kong, and has its principal operating center in Hangzhou, China.
At the time of formation, we contributed cash of $160.0 million, assets related to our operations in China and Japan, and licenses related to certain intellectual property in exchange for a 49 percent ownership interest. We recorded our initial investment in H-3C at $160.1 million, reflecting our carrying value for the cash and assets contributed. Huawei contributed its enterprise networking business assets — including Local Area Network (LAN) switches and routers; engineering, sales and marketing resources and personnel; and licenses to its related intellectual property — in exchange for a 51 percent ownership interest. Huawei’s contributed assets were valued at $178.2 million at the time of formation. Two years after formation of H-3C, we had the one-time option to purchase an additional two percent ownership interest from Huawei. On October 28, 2005, we exercised this right and entered into an agreement to purchase an additional two percent ownership interest in H-3C from Huawei for an aggregate purchase price of $28.0 million. We were granted regulatory approval by the Chinese government and subsequently completed this transaction on January 27, 2006 (date of acquisition). Consequently, we now own a majority interest in the joint venture and have determined that the criteria of Emerging Issues Task Force No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” have been met and, therefore, consolidated H-3C’s financial statements beginning February 1, 2006, a date used under the principle of a convenience close. Under the terms of our existing shareholders’ agreement, and as previously disclosed, we each have the right, commencing on and after November 15, 2006, to initiate a bid process to purchase the equity interest in H-3C held by the other.
During the three months ended May 31, 2006, we completed our preliminary purchase price allocation. The acquisition will be accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are included in the consolidated balance sheet as of May 31, 2006. The operating results of H-3C for the period February 1, 2006 to March 31, 2006 are included in the consolidated financial statements, resulting in the latter two months of H-3C’s three months ended March 31, 2006 being included in our year ended May 31, 2006 statement of operations.

The purchase price categories are shown below (in millions):

2006
Investment
Cash paid for common stock	$28.0
Assets contributed	—
Acquisition direct costs	0.2

Total purchase price	$28.2

In accordance with SFAS No. 141, “Business Combinations,” the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed, including in-process research and development, based on their estimated fair values, The excess purchase price over those values is recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, and other information compiled by management. Goodwill recorded as a result of this acquisition is not deductible for tax purposes. In accordance with SFAS No. 142, goodwill is not amortized but will be reviewed at least annually for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective estimated useful lives. The total purchase price has been allocated on a preliminary basis as follows (in millions):

2006
Investment
Net tangible assets assumed	$7.4
Amortizable intangible assets:
Existing technology	17.8
Distributor agreements	0.4

Total amortizable intangible assets	18.2
In-process research and development	0.7
Goodwill	1.9

Total preliminary purchase price allocation	$28.2

The 2006 purchase price allocation is preliminary and may be revised as a result of revisions to estimates of fair values made at the date of the purchase.
Intangible assets include amounts recognized for the fair value of existing technology, maintenance agreements, trade name and trademarks, and non-competition agreements. These intangible assets have a weighted average useful life of approximately five years.
In-process research and development (IPR&D) represents incomplete H-3C research and development projects that had not reached technological feasibility and had no alternative future use as of the acquisition date. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirements. At the time of acquisition, H-3C had multiple IPR&D efforts under way for certain current and future product lines. Purchased IPR&D relates primarily to projects associated with the H-3C routers and switch products, which had not yet reached technological feasibility as of the acquisition date and have no alternative future use.
The following pro forma financial information presents the consolidated results of operations of 3Com and H-3C as if the 2% acquisition had occurred as of the beginning of the periods presented below. Preliminary adjustments, which reflect the amortization of purchased intangible assets, in-process research and development and charges to cost of sales for inventory write-ups, have been made to the consolidated results of operations. We also eliminate the inter-company activity between the parties in the consolidated results. The 2005 results have been prepared on a pro forma basis to include the acquisition of TippingPoint (as described below) as if the TippingPoint acquisition had occurred as of the beginning of fiscal year 2005. The unaudited proforma financial information is not intended, and should not be taken as representative of our future consolidated results of operations or financial condition or the results that would have occurred if the acquisition occurred on January 1, 2005.

	Fiscal Year
(in millions, except per share amounts)	2006	2005
Net sales	$1,151.4	$1,120.3
Net loss	(102.2)	(177.7)
Basic and diluted net loss per share	($0.26)	$(0.46)
Prior to February 1, 2006, we accounted for our investment in H-3C by the equity method. Under this method, we recorded our proportionate share of H-3C’s net income or loss based on the most recently available quarterly financial statements. Prospectively, we will consolidate H-3C based on H-3C’s most recent financial statements, two months in arrears. Our Consolidated Statement of Operations for the year ended May 31, 2006 contains ten months of results of H-3C using the equity method.
Our Consolidated Statements of Cash Flows reflect $110.4 million of the line item businesses acquired in purchase transactions, net of cash acquired. This reflects acquired cash of $138.4 million on January 31, 2006 offset by the purchase price payment of $28.0 million for an additional 2% ownership of H-3C.
TippingPoint
On January 31, 2005, we completed our acquisition of 100 percent of the outstanding common shares of TippingPoint Technologies, Inc. for consideration of $430.0 million. This amount excludes the cost of integration, as well as other costs related to the transaction. TippingPoint is a provider of networked-based intrusion prevention systems. The acquisition enabled us to expand our portfolio of secure, converged voice and data networking solutions.
The TippingPoint acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are included in the consolidated balance sheet as of May 31, 2006 and 2005. The operating results of TippingPoint are included in the consolidated financial statements since the date of acquisition.
The purchase price categories are shown below (in millions):

Cash paid for common stock	$389.5
Fair value of outstanding stock options assumed	36.1
Acquisition direct costs	4.4

Total purchase price	$430.0

In accordance with SFAS No. 141, “Business Combinations,” the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed, including in-process research and development, based on their estimated fair values, while the associated deferred stock compensation was recorded based on intrinsic value. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, and other information compiled by management, including valuations that utilize established valuation techniques appropriate for the high technology industry. Goodwill recorded as a result of this acquisition is not deductible for tax purposes. In accordance with SFAS No. 142, goodwill is not amortized but will be reviewed at least annually for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective estimated useful lives. As of February 28, 2006 the purchase price has been finalized. The total purchase price has been allocated as follows (in millions):

Net tangible assets assumed	$37.4
Amortizable intangible assets:
Existing technology	39.1
Maintenance agreements	19.0
Other	11.8

Total amortizable intangible assets	69.9
In-process research and development	5.1
Deferred compensation on unvested stock options	9.4
Goodwill	308.2

Total purchase price	$430.0

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
In-process research and development (IPR&D) represents incomplete TippingPoint research and development projects that had not reached technological feasibility and had no alternative future use as of the acquisition date. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirements. At the time of acquisition, TippingPoint had multiple IPR&D efforts under way for certain current and future product lines. The value assigned to IPR&D was determined by considering the importance of each project to our overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects. Purchased IPR&D relates primarily to projects associated with the TippingPoint UnityOne® products and Software Management System product, which had not yet reached technological feasibility as of the acquisition date and have no alternative future use. We utilized the multi-period excess earnings method to value the IPR&D, using a discount rate of 20 percent. At the time of acquisition, it was estimated that these development efforts would be completed over the next twelve months at an estimated cost of approximately $10 million. As of February 28, 2006, these projects have been completed.
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

	Fiscal Year
(in millions, except per share amounts)	2005	2004
Net sales	$675.8	$707.4
Net loss	(228.3)	(387.7)
Basic and diluted loss per share	(0.60)	(1.02)
Note 5: Restructuring Charges
In recent fiscal years, we have undertaken several initiatives involving significant changes in our business strategy and cost structure.
In fiscal 2001, we began a broad restructuring of our business to enhance the focus and cost effectiveness of our business units in serving their respective markets. These restructuring efforts continued through fiscal 2002 and 2003. We took the following specific actions in fiscal 2001, 2002, and 2003 (the “Fiscal 2001, 2002, and 2003 Actions”):
▪	announced the integration of the support infrastructure of two of our business units to leverage a common infrastructure in order to drive additional costs out of the business;

▪	organized around independent businesses that utilized shared central services;

▪	outsourced the manufacturing of certain high volume desktop, mobile and server connectivity products in a contract manufacturing arrangement;

▪	entered into an agreement to outsource certain information technology (IT) functions;

▪	reduced our workforce; and

▪	continued efforts to consolidate and dispose of excess facilities.

In response to continuing sale declines and net losses, we took additional measures to reduce costs in fiscal 2004 (the “Fiscal 2004 Actions”). These actions included:
▪	Reductions in workforce;

▪	outsourcing of our remaining manufacturing operations in Dublin, Ireland; and

▪	continued efforts to consolidate and dispose of excess facilities.
During fiscal 2005 (the “Fiscal 2005 Actions”), we took the following additional measures to reduce costs:
▪	Reductions in workforce; and

▪	continued efforts to consolidate and dispose of excess facilities.
During fiscal 2006 (the “Fiscal 2006 Actions”), we took the following additional measures to reduce costs:
▪	Reductions in workforce; and

▪	continued efforts to consolidate and dispose of excess facilities.
Restructuring charges related to these various initiatives were $14.4 million in fiscal 2006, $23.9 million in fiscal 2005, and $159.7 million in fiscal 2004. Such charges were net of credits of $0.1 million in fiscal 2006, $7.6 million in fiscal 2005, and $8.0 million in fiscal 2004, related primarily to revisions of previous estimates of employee separation expenses, lease obligation costs and values on held for sale properties.
Accrued liabilities associated with restructuring charges are included in the caption “Accrued liabilities and other” in the accompanying consolidated balance sheets. These liabilities are classified as current because we expect to satisfy such liabilities in cash within the next 12 months.
Fiscal 2006 Actions
Activity and liability balances related to the fiscal 2006 restructuring actions are as follows (in thousands):

	Employee	Long-term	Facilities-	Other
	Separation	Asset	related	Restructuring
	Expense	Write-downs	Charges	Costs	Total
Balance as of June 1, 2005	$—	$—	$—	$—	$—

Provisions	9,558	—	1,635	—	11,193
Payments and non-cash charges	(4,681)	—	(744)	—	(5,425)

Balance as of May 31, 2006	$4,877	$—	$891	$—	$5,768

Employee separation expenses include severance pay, outplacement services, medical and other related benefits. The reduction in workforce affected employees involved in research and development, sales and marketing, customer support, and general and administrative functions. Through May 31, 2006, the total reduction in workforce associated with actions initiated during fiscal 2006 included approximately 226 employees who had been separated or were currently in the separation process and approximately 42 additional employees who had been notified but had not yet worked their last day.
Fiscal 2005 Actions
Activity and liability balances related to the fiscal 2005 restructuring actions are as follows (in thousands):

	Employee	Long-term	Facilities-	Other
	Separation	Asset	related	Restructuring
	Expense	Write-downs	Charges	Costs	Total
Balance as of June 1, 2004	$—	$—	$—	$—	$—

Provisions	23,391	1,021	468	768	25,648
Payments and non-cash charges	(15,186)	(766)	(80)	(755)	(16,787)

	Employee	Long-term	Facilities-	Other
	Separation	Asset	related	Restructuring
	Expense	Write-downs	Charges	Costs	Total
Balance as of May 31, 2005	8,205	255	388	13	8,861

Provisions	1,873	221	32	364	2,490
Payments and non-cash charges	(8,235)	(221)	(420)	(364)	(9,240)

Balance as of May 31, 2006	$1,843	$255	$—	$13	$2,111

Employee separation expenses include severance pay, outplacement services, medical and other related benefits. The reduction in workforce affected employees involved in research and development, sales and marketing, customer support, general and administrative, and manufacturing functions. Through May 31, 2005, the total reduction in workforce associated with actions initiated during fiscal 2005 included approximately 300 employees who had been separated or were currently in the separation process and approximately 100 additional employees who had been notified but had not yet worked their last day. The provision of $1.9 million recorded in fiscal 2006 relates to employees separation costs for employees that were not notified or had not worked their last day until fiscal 2006. For the year ended May 31, 2006 and 2005, total separation payments associated with actions initiated during fiscal 2005 were approximately $8.2 million and $15.2 million, respectively.
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
Other restructuring costs of $0.4 million and $0.8 million for the years ended May 31, 2006 and 2005, respectively, included payments to suppliers and contract termination fees.
Fiscal 2004 Actions
Activity and liability balances related to the fiscal 2004 restructuring actions are as follows (in thousands):

	Employee	Long-term	Facilities-	Other
	Separation	Asset	related	Restructuring
	Expense	Write-downs	Charges	Costs	Total
Balance as of June 1, 2003	$—	$—	$—	$—	$—

Provisions	59,170	2,052	89,702	1,165	152,089
Payments and non-cash charges	(53,641)	(2,052)	(89,172)	(1,165)	(146,030)

Balance as of May 31, 2004	5,529	—	530	—	6,059

Provisions	(2,829)	12	(1,956)	278	(4,495)
Payments and non-cash charges	(2,700)	(12)	2,419	(278)	(571)

Balance as of May 31, 2005	—	—	993	—	993

Provisions	—	90	257	—	347
Payments and non-cash charges	—	(90)	(270)	—	(360)

Balance as of May 31, 2006	$—	$—	$980	$—	$980

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
Other restructuring costs of $1.4 million included payments to suppliers and contract termination fees.
Fiscal 2001, 2002, and 2003 Actions
Activity and liability balances related to the fiscal 2001, 2002, and 2003 restructuring actions are as follows (in thousands):

	Employee	Long-term	Facilities-	Other
	Separation	Asset	related	Restructuring
	Expense	Write-downs	Charges	Costs	Total
Balance as of June 1, 2001	$39,902	$—	$—	$1,782	$41,684

Provisions	43,356	13,636	47,824	4,379	109,195
Payments and non-cash charges	(78,305)	(13,636)	(42,470)	(2,714)	(137,125)

Balance as of May 31, 2002	4,953	—	5,354	3,447	13,754

Provisions	20,194	6,630	157,581	475	184,880
Payments and non-cash charges	(20,630)	(6,630)	(154,214)	(2,691)	(184,165)

Balance as of May 31, 2003	4,517	—	8,721	1,231	14,469

Provisions	(39)	1,317	6,343	17	7,638
Payments and non-cash charges	(4,478)	(1,317)	(5,775)	(1,166)	(12,736)

Balance as of May 31, 2004	—	—	9,289	82	9,371

Provisions	—	—	2,769	—	2,769
Payments and non-cash charges	—	—	(4,310)	(77)	(4,387)

Balance as of May 31, 2005	—	—	7,748	5	7,753

Provisions	—	—	352	—	352
Payments and non-cash charges	—	—	(3,439)	—	(3,439)

Balance as of May 31, 2006	$—	$—	$4,661	$5	$4,666

The reductions in workforce affected employees involved in sales, customer support, product development, and general and administrative positions.
Long-term asset write-downs were associated with assets that no longer support our continuing operations. We recorded $1.3 million in fiscal 2004 primarily for manufacturing and engineering equipment sold at a price below our original estimates.
Facilities-related charges included accelerated depreciation of buildings, write-downs of land and buildings held for sale, losses on sales of facilities, and lease obligations.
Other restructuring costs included payments to suppliers and contract termination fees.

Note 6: Investment in Unconsolidated Joint Venture
As described in Note 4 we formed the Huawei-3Com joint venture (H-3C) with a subsidiary of Huawei Technologies, Ltd. (Huawei).
At the time of formation, we contributed cash of $160.0 million, assets related to our operations in China and Japan, and licenses related to certain intellectual property in exchange for a 49 percent ownership interest. We recorded our initial investment in H-3C at $160.1 million, reflecting our carrying value for the cash and assets contributed. Huawei contributed its enterprise networking business assets — including Local Area Network (LAN) switches and routers; engineering, sales, marketing resources and personnel; and licenses to its related intellectual property — in exchange for a 51 percent ownership interest. Huawei’s contributed assets were valued at $178.2 million at the time of formation.
Prior to the acquisition we accounted for our investment by the equity method. Under this method, we recorded our proportionate share of H-3C’s net income or loss based on the most recently available quarterly financial statements. Since H-3C follows a calendar year basis of reporting, we reported our equity in H-3C’s net loss for H-3C’s fiscal period from April 1, 2005 through January 31, 2006 for the fiscal year 2006, April 1, 2004 through March 31, 2005 for the fiscal year 2005, and the date of formation (November 17, 2003) through March 31, 2004 for the fiscal year 2004 in our results of operations for fiscal 2006, 2005 and 2004. This represents reporting two months in arrears.
Summarized information from the balance sheet and statement of operations for H-3C for the ten month period ended January 31, 2006, and for the year ended March 31, 2005 (in thousands):

	January 31,	March 31,
	2006	2005
Balance Sheet
Current assets	$404,068	$259,369
Non-current assets	132,130	149,571
Current liabilities	210,853	109,097
Non-current liabilities	8,866	8,866

Statement of Operations:
Sales	$399,612	$297,977
Gross profit	181,553	120,498
Income (loss) from operations	10,132	(17,064)
Net income (loss)	22,487	(14,125)
In determining our share of the net loss of H-3C certain adjustments are made to H-3C’s reported results. These adjustments are made primarily to recognize the value and the related amortization expense associated with Huawei’s contributed assets, as well as to defer H-3C’s sales and gross profit on sales of products sold to us that remained in our inventory at the end of the accounting period. We recorded income (loss) of $11.0 million in fiscal 2006 (prior to the acquisition of majority ownership on January 27, 2006) for the period April 1, 2005 through January 31, 2006, ($6.9) million in fiscal 2005 for the period April 1, 2004 through March 31, 2005, and ($4.6) million in fiscal 2004 for the period from the date of formation to March 31, 2004, as our share of H-3C’s net income (loss); this income (loss) is included in our results of operations under the caption “Equity interest in income (loss) of unconsolidated joint venture.”
3Com and H-3C are parties to agreements for the sale of certain products between the two companies. During the ten months ended January 31, 2006 (date of acquisition) we recorded sales to H-3C of approximately $10.6 million and made purchases of approximately $53.8 million. During fiscal 2005, we recorded sales to H-3C of approximately $13.2 million and made purchases of approximately $26.9 million. In addition, we had trade receivables of $1.2 million as of May 31, 2005 and trade payables of $5.7 million as of May 31, 2005 with H-3C, which are included in the captions “Accounts receivable” and “Accounts payable” in the accompanying consolidated balance sheet.

Note 7: Investments
Available-for-sale securities consist of (in thousands):

	May 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
State and municipal securities	$22,816	$—	$(96)	$22,720
U.S. Government and agency securities	136,317	13	(486)	135,844
Corporate debt securities	205,793	13	(1,120)	204,686

Short-term investments	364,926	26	(1,702)	363,250
Publicly traded corporate equity securities	309	93	—	402

Total	$365,235	$119	$(1,702)	$363,652

	May 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
State and municipal securities	$41,280	$—	$(58)	$41,222
U.S. Government and agency securities	171,420	6	(573)	170,853
Corporate debt securities	364,764	38	(1,308)	363,494

Short-term investments	577,464	44	(1,939)	575,569
Publicly traded corporate equity securities	122	12	(2)	132

Total	$577,586	$56	$(1,941)	$575,701

The total cost and carrying value of corporate equity securities consist of (in thousands):

	May 31, 2006
	Initial Cost	Carrying Value
Investments in limited partnership venture capital funds	$25,498	$15,794
Direct investments in private companies	12,262	91

Total private equity investments	$37,760	15,885

Publicly traded corporate equity securities		402

Total corporate equity securities		$16,287

	May 31, 2005
	Initial Cost	Carrying Value
Investments in limited partnership venture capital funds	$23,441	$13,886
Direct investments in private companies	12,262	91

Total private equity investments	$35,703	13,977
Publicly traded corporate equity securities		132

Total corporate equity securities		$14,109

Gross unrealized losses as of May 31, 2006 relate to securities with a weighted average life of less than 12 months. Such unrealized losses were the result of rising market interest rates. As we intend to hold such securities to maturity, we expect to realize the amortized cost of the securities.

Publicly traded corporate equity securities are included in other current assets. Private equity instruments are included in deposits and other assets.
The following table provides gross realized gains and losses related to our investments (in thousands):

	Years Ended May 31,
	2006	2005	2004
Gross realized gains	$5,149	$3,594	$7,154
Gross realized losses	(872)	(2,014)	(18,053)

Total	$4,277	$1,580	$(10,899)

The contractual maturities of available-for-sale debt securities as of May 31, 2006 are as follows (in thousands):

	Amortized
	Cost	Fair Value
Within one year	$299,296	$298,285
Between one year and three years	65,630	64,965

Total	$364,926	$363,250

Note 8: Inventories
Inventories consist of (in thousands):

	May 31,
	2006	2005
Finished goods	$69,386	$27,703
Work-in-process	12,777	611
Raw materials	66,656	997

Total	$148,819	$29,311

Note 9: Property and Equipment
Property and equipment, net, consists of (in thousands):

	May 31,
	2006	2005
Land	$6,999	$6,999
Buildings and improvements	11,122	38,287
Machinery and equipment	202,407	161,656
Software	63,814	69,203
Furniture and fixtures	21,161	20,546
Leasehold improvements	13,667	10,523
Construction in progress	2,883	1,266

Total	322,053	308,480
Accumulated depreciation and amortization	(232,944)	(238,945)

Property and equipment, net	$89,109	$69,535

Significant property and equipment transactions
For the Year Ended May 31, 2006. On December 11, 2005, our Europe, Middle East and Africa headquarters facility in Hemel Hempstead, United Kingdom was damaged by explosions at a third-party oil depot facility which occurred approximately one quarter mile from our facility. Approximately 300 employees and contractors worked at our Hemel campus, primarily in our sales, marketing and product operations groups. The incident occurred during non-business hours and no employee casualties or injuries were reported. We activated our back-up systems and established business operations at alternative facilities to ensure business continuity and minimize disruption to our customers. We believe we have sufficient insurance and recourse against third parties so that any loss incurred by us in connection with these explosions should not have a material adverse effect on our results of operations. The building is currently not being used for operations and the carrying amount of $16.2 million has been reclassified from property and equipment to other non-current assets and the associated depreciation has been ceased.
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
On July 24, 2006 we entered into a Purchase and Sale Agreement to sell the land and three buildings we currently own in Santa Clara, California for a net purchase price of $16.1 million which has a book value of approximately $8.2 million at May 31, 2006. The terms of the agreement are standard and we expect the closing to occur within 30 days. We will lease back one of the buildings through December 31, 2006.
Note 10: Intangible Assets
Intangible assets consist of (in thousands):

	May 31, 2006			May 31, 2005
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Existing technology	$203,946	$(114,235)	$89,711	$74,431	$(36,685)	$37,746
Maintenance contracts	19,000	(4,222)	14,778	19,000	(1,056)	17,944
Other	15,301	(7,945)	7,356	12,170	(1,978)	10,192

Total	$238,247	$(126,402)	$111,845	$105,601	$(39,719)	$65,882

During fiscal 2006, we recorded approximately $132.7 million of intangible assets related to the H-3C acquisition and our consolidation of H-3C (See Note 4). These amounts were recognized for the fair value of existing technology, maintenance agreements, trade name and trademarks, and non-competition agreements. These intangible assets have a weighted average useful life of approximately four years.
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
Annual amortization expense related to intangible assets is expected to be as follows (in thousands):

	2007	2008	2009	2010	2011
Amortization expense	$41,830	$28,429	$21,826	$11,658	$8,102

Note 11: Accrued Liabilities and Other
Accrued liabilities and other consist of (in thousands):

	May 31,
	2006	2005
Accrued payroll and related expenses	$88,305	$38,346
Accrued rebates	60,301	28,114
Deferred revenue	57,050	21,756
Accrued product warranty	41,791	41,782
Income and other taxes payable	25,759	46,037
Restructuring	13,525	17,607
Other	31,305	16,286

Total	$318,036	$209,928

Note 12: Accrued Warranty and Other Guarantees
Products are sold with varying lengths of warranty ranging from 90 days to limited lifetime. Allowances for estimated warranty obligations are recorded in the period of sale, based on historical experience related to product failure rates and actual warranty costs incurred during the applicable warranty period and recorded as part of cost of goods sold. Also, on an ongoing basis, we assess the adequacy of our allowances related to warranty obligations recorded in previous periods and may adjust the balances to reflect actual experience or changes in future expectations.
The following table summarizes the activity in the allowance for estimated warranty costs (in thousands):

	Years Ended May 31,
	2006	2005	2004
Accrued warranty, beginning of period	$41,782	$43,825	$44,775
Cost of warranty claims	(32,958)	(32,910)	(34,645)
Accrual for warranties issued during the period	28,424	30,867	33,795
Adjustments to preexisting warranties	—	—	(100)
Reserves related to H-3C at date of acquisition	4,543	—	—

Accrued warranty, end of period	$41,791	$41,782	$43,825

Note 13: Borrowing Arrangements and Commitments
During the third quarter of fiscal 2005, we repaid total borrowings of $1.3 million that were assumed in connection with the TippingPoint acquisition.
During fiscal 2005, the revolving credit facility was allowed to expire according to its terms in November 2004, and we entered into a new arrangement to facilitate the issuance of standby letters of credit and bank guarantees required in the normal course of business. Since we provide collateral for any standby letters of credit and bank guarantees issued under this agreement, the availability of additional issuances is restricted by the amount of cash and short-term investments that we can provide as collateral. As of May 31, 2006, these facilities were backed by collateral of $6.8 million provided to the respective banks.
We lease certain of our facilities under operating leases. Leases expire at various dates from 2007 to 2015, and certain leases have renewal options with rentals based upon changes in the Consumer Price Index or the fair market rental value of the property. We also sublet certain of our leased and owned facilities to third party tenants. The sublease agreements expire at various dates from 2007 to 2008.

Future operating lease commitments and future rental income as of May 31, 2006 are as follows (in thousands):

	Future Lease	Future Rental
Fiscal year	Payments	Income
2007	$27,053	$3,806
2008	18,210	1,328
2009	11,356	541
2010	3,786	323
2011	135	—
Thereafter	—	—

Total	$60,540	$5,998

Rent expense was approximately $16.3 million in fiscal 2006, $16.5 million in fiscal 2005, and $21.1 million in fiscal 2004. Rental income, which includes rents received for both owned and leased property, was $6.8 million in fiscal 2006, $6.0 million in fiscal 2005, and $8.9 million in fiscal 2004, and is recorded as an offset to operating expenses. Included in rental income was rental income from Palm, Inc., a former subsidiary whose common stock was distributed to our stockholders in the form of a stock dividend on July 27, 2000, of $0.8 million in fiscal 2004. We did not record rental income from Palm, Inc. in fiscal 2005 and 2006.
We make investments in privately-held companies and in limited partnership venture capital funds, which in turn invest in privately-held companies. We made capital calls on existing investments of $2.7 million in fiscal 2006. Also, as of May 31, 2006, we were contractually obligated to make additional capital contributions totaling $3.7 million to certain venture capital funds in the future. The expiration dates for capital calls related to such obligations are generally five to eight years from the inception of the fund, and the amounts and timing of such calls during that period are at the discretion of the funds’ general partners. Based upon projections provided by the funds’ general partners, we estimate that we will pay approximately $2.2 million over the next twelve months as capital calls are made. We have agreed to sell all of our limited partnership interests, subject to general partner approvals, which, when closed, would generate cash of approximately $17.0 million and eliminate our future capital call requirements.
Note 14: Common Stock
Employee Stock Awards.
We have stock option plans under which employees and directors may be granted options or awards of common stock. Options generally are granted with exercise prices at not less than the fair market value at the date of the grant, vest annually over two to four years, and expire seven to ten years after the grant date. In September 2003, our stockholders approved the 2003 Stock Plan (the New Plan), which replaced the 1983 Stock Option Plan, the 1994 Stock Option Plan, the Director Plan, and the Restricted Stock Plan (the Prior Plans) for all stock awards granted subsequent to the approval date. In connection with the approval of the New Plan, all shares available for issuance under the Prior Plans (other than those shares underlying outstanding awards) were cancelled, which included approximately 128 million shares at the time of approval; at the same time, 20.0 million shares were reserved for issuance under the new plan. In September 2005, our stockholders authorized an additional 30.0 million shares under the New Plan. As of May 31, 2006, there were 61.4 million shares reserved for options outstanding and 27.7 million shares reserved for future grants for a total of 89.1 million shares reserved under our stock option plans.

A summary of option transactions under the plans follows (shares in thousands):

	Number of	Weighted Average
	shares	Exercise Price
Outstanding, June 1, 2003	85,502	$7.03

Granted	10,046	5.58
Exercised	(22,288)	5.01
Canceled	(16,375)	8.35

Outstanding, May 31, 2004	56,885	7.18

Granted	10,002	4.22
TippingPoint options assumed	13,886	1.31
Exercised	(4,273)	2.01
Canceled	(13,141)	6.90

Outstanding, May 31, 2005	63,359	5.83

Granted	21,974	4.22
Exercised	(5,467)	2.07
Canceled	(18,445)	5.83

Outstanding, May 31, 2006	61,421	$5.71

	Outstanding Options as of May 31, 2006			Exercisable as of May 31, 2006
			Weighted Average
Range of	Number of	Weighted Average	Remaining	Number of	Weighted Average
Exercise Prices	Shares	Exercise Price	Contractual Life	Shares	Exercise Price
	(in thousands)		(in years)	(in thousands)
$ 0.00 - $ 4.00	13,879	$2.82	6.4	3,350	$2.08
4.01 - 5.00	17,869	4.63	6.2	5,351	4.62
5.01 - 6.00	16,222	5.66	4.5	10,854	5.64
6.01 - 7.00	2,229	6.24	2.7	1,952	6.23
7.01 - 8.00	1,433	7.71	2.0	1,245	7.74
8.01 - 22.00	9,789	11.44	3.9	9,737	11.45

Total	61,421	$5.71	5.2	32,489	$6.96

As shown above, there were approximately 32.5 million options exercisable as of May 31, 2006 with a weighted average exercise price of $6.96 per share. By comparison, there were approximately 39.8 million options exercisable as of May 31, 2005 with a weighted average price of $7.20 per share and 40.3 million options exercisable as of May 31, 2004 with a weighted average exercise price of $7.64 per share.
Stock-based Compensation. As discussed above, the 2003 Stock Plan replaced the Restricted Stock Plan for the issuance of restricted stock. Restricted stock represents shares of common stock that are reserved for issuance at no cost to key employees. Compensation expense, equal to the fair market value on the date of the grant, is recognized as the granted shares vest over a one to four year period. We also grant restricted stock awards whereby the vesting of shares only occurs if specific goals are achieved or the specified time-based vesting period may be accelerated if specific milestones are accomplished. In addition, we have recorded deferred compensation expense in connection with certain acquisitions. Compensation expense recognized for the amortization of stock-based compensation was $9.9 million in fiscal 2006, $2.8 million in fiscal 2005, and $2.7 million in fiscal 2004.
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
Stock Reserved for Issuance. As of May 31, 2006, we had reserved common stock for issuance as follows (in thousands):

Stock option and restricted stock plans for granted shares	61,421
Stock option and restricted stock plans for future grants	27,712
Employee stock purchase plan	4,935

Total shares reserved for issuance	94,068

In addition, as of May 31, 2006, we had 0.4 million shares of preferred stock reserved for issuance under our Preferred Shares Rights Plan.
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
Pursuant to these authorizations, we did not repurchase any shares during fiscal 2006. We repurchased 15.0 million shares of our common stock during fiscal 2005 at a cost of $73.5 million. During fiscal 2004, we did not repurchase any shares of our common stock.
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

The fair value of ESOs and purchase rights granted under the ESPP in fiscal 2006, 2005, and 2004 has been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions, and resulting in the following weighted average estimated per-share fair values:

	Employee Stock Option Plans			Employee Stock Purchase Plan
	2006	2005	2004	2006	2005	2004
Risk-free interest rate	4.3%	3.5%	2.6%	4.4%	2.6%	1.1%
Volatility	41.9%	53.2%	66.0%	38.1%	39.2%	42.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Per-share fair value	$1.52	$1.89	$2.88	$1.20	$1.04	$1.79
In fiscal years 2006, 2005, and 2004, the expected average life of ESOs was estimated at approximately one and a half years after the vesting date. In fiscal years 2006, 2005, and 2004 the expected average life of purchase rights granted under the ESPP was estimated at six months from the subscription date.
Repatriation of earnings. Various foreign exchange controls are applicable to us in China, and such restrictions may in the future make it difficult for H-3C or us to repatriate earnings.
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

	May 31, 2006		May 31, 2005
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Amount	Fair Value	Amount	Fair Value
Cash and equivalents	$501,097	$501,097	$268,535	$268,535
Short-term investments	363,250	363,250	575,569	575,569
Corporate equity securities	16,287	16,174	14,109	13,613
The following methods and assumptions were used in estimating the fair values of financial instruments:
Cash and equivalents. The carrying amounts reported in the consolidated balance sheets for cash and equivalents approximate their estimated fair values.
Short-term investments. The fair values of short-term investments are based on market prices.
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
Foreign exchange contracts. We enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. In addition, we enter into foreign exchange forward contracts to hedge exposures related to anticipated foreign currency cash flows other than in China. We do not use foreign forward exchange contracts for speculative or trading purposes.
Our foreign exchange forward contracts require the exchange of foreign currencies for U.S. Dollars or vice versa, and generally mature in one month or less. We had outstanding foreign exchange forward contracts with aggregate notional amounts of $39.0 million as of May 31, 2006 and $36.3 million as of May 31, 2005, that had remaining maturities of one month or less. The fair value of foreign exchange forward contracts is based on prevailing financial market information. The carrying amounts, which were also the estimated fair values, of foreign exchange forward contracts were not significant as of May 31, 2006 and 2005. See Note 2 for information concerning our significant accounting policies for foreign exchange forward contracts.
Because SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements, any aggregation of the fair value amounts presented in the table above would not necessarily represent the underlying value of all of our financial instruments.
Note 16: Interest and Other Income (Expense), Net
Interest and other income (expense), net, consists of (in thousands):

	Years Ended May 31,
	2006	2005	2004
Interest income	$29,297	$22,807	$19,309
Interest expense	(212)	(1,401)	(2,775)

Interest income, net	$29,085	$21,406	$16,534

Other income (expense), net	$8,235	$(4,785)	$(629)

In 2006, other income (expense), net includes $7.3 million of other income from H-3C for an operating subsidy program by the Chinese VAT authorities in the form of a partial refund of VAT taxes collected by H-3C from purchasers of software products. In 2005, other income (expense), net includes a provision of $2.4 million for unrecoverable value added tax for prior years that was recorded in fiscal 2005 as a result of an unfavorable tax authority ruling, $1.5 million loss on foreign exchange, and $0.9 million of bank charges. In 2004, other income (expense), net includes $0.9 million loss on foreign exchange, and $0.8 million of bank charges, offset by $1.1 million of miscellaneous income.

Note 17: Income Taxes
The provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended May 31,
	2006	2005	2004
Current:
Federal	$—	$—	$—
State	200	308	520
Foreign	(14,421)	138	(2,929)

Total current	(14,221)	446	(2,409)

Deferred
Federal	—	—	—
State	—	—	—
Foreign	(612)	3,044	(726)

Total deferred	(612)	3,044	(726)

Total	$(14,833)	$3,490	$(3,135)

The components of net deferred tax assets consist of the following (in thousands):

	May 31,	May 31,
	2006	2005
Gross deferred tax assets:
Operating loss carryforwards	$975,506	$949,680
Amortization and depreciation	42,725	47,423
Tax credit carryforwards	60,075	55,534
Unrealized losses on private investments, net	19,053	29,393
Royalty and purchased research and development	9,916	3,639
Other	16,748	4,155

Gross deferred tax assets	1,124,023	1,089,824

Gross deferred tax liabilities:
Reserves recognized in different periods for tax purposes	(146,565)	(151,480)
Acquired intangibles	(25,375)	(25,348)
Other	(1,021)	(968)

Gross deferred tax liabilities	(172,961)	(177,796)

Valuation allowance	(942,758)	(912,135)

Net deferred tax (liabilities) assets	$8,304	$(107)

Deferred tax assets and liabilities as of May 31, 2006, related to the acquisition of H-3C and TippingPoint, and May 31, 2005, related to the acquisition of TippingPoint, include the tax effect of temporary differences and tax attributes related to these acquisitions. A valuation allowance was recorded as the realization of the TippingPoint deferred tax assets was uncertain so that the impact on the net deferred tax assets was zero.
We have net operating loss carryforwards related to the following income tax jurisdictions and expiration periods: U.S. federal loss carryforwards of approximately $2.5 billion expiring between fiscal years 2007 and 2026; various state loss carryforwards of approximately $2.3 billion expiring between 2007 and 2026; and various foreign loss carryforwards with

$5.1 million expiring between 2007 and 2013, and $27.2 million with an unlimited carryforward period. We also have a U.S. federal research credit carryforward of $25.2 million expiring between 2007 and 2026; a U.S. federal foreign tax credit carryforward of $9.2 million expiring between 2007 and 2011; and a U.S. federal alternative minimum tax credit carryforward of $10.7 million that has an unlimited carryforward period.
SFAS No. 109, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance relates to net operating loss and credit carryforwards and temporary differences for which we believe that realization is uncertain. The valuation allowance increased $30.6 million in fiscal 2006, $92.5 million in fiscal 2005, and $146.8 million in fiscal 2004. The total valuation allowance of $942.8 million includes $141.8 million attributable to the tax benefit of stock option deductions, which, if recognized, will be allocated directly to paid-in-capital.
The provision (benefit) for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

	Years Ended May 31,
	2006	2005	2004
Tax computed at federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal effect	(2.1)	(2.5)	(0.5)
Provision for combined foreign and U.S. taxes on certain foreign income at rates greater than U.S. rates	15.2	10.9	26.5
Valuation allowance	24.1	27.5	34.0
Income tax benefit arising from settlement of foreign tax audit	(19.9)	—	—
Non-deductible purchased in-process technology and merger-related charges	3.2	0.9	(0.3)
Reversal of previously accrued taxes on undistributed earnings of subsidiaries	—	—	(26.1)
Other	1.7	0.1	0.5

Total	(12.8)%	1.9%	(0.9)%
Loss before income taxes includes foreign losses of $29.9 million in fiscal 2006, $47.9 million in fiscal 2005 and $263.0 million in fiscal 2004. We have not provided for federal tax on approximately $304.6 million of undistributed earnings of our foreign subsidiaries because we consider these earnings to be indefinitely reinvested in foreign subsidiary operations.
During fiscal 2006, we settled a tax audit with foreign tax authorities regarding issues covering multiple years. This transaction resulted in the release of $24.3 million of our tax reserves which were previously reported under the caption “Accrued liabilities and other” on our balance sheet. The release of the reserves resulted in the following amounts being included in the statement of operations; a tax benefit of $23.0 million included in the caption “Income tax benefit” and a related foreign exchange gain of $1.3 million included in the caption “Other income (expense), net”.
H-3C is located in the Hangzhou High-tech Zone and obtained a preferential tax rate from the Municipal Tax Bureau because we qualified as a high-and-new technology company. H-3C was entitled to tax concessions beginning in 2004 whereby it was exempted from the PRC income tax for two consecutive years and will be entitled to a 50% reduction in income tax in the following three years. Consequently the H-3C statutory tax rate will be 12% in calendar 2006, 2007 and 2008.
We have certain other domestic and foreign income tax audits that are currently in progress. The outcome of these examinations cannot be predicted with certainty and, should unfavorable rulings be made, assessments against us could be significant. Many of these contingencies arise from periods when we were substantially larger. Reserves for contingencies are based on an assessment of the likelihood of an unfavorable outcome and the expected potential loss from such contingency, and are monitored by management. These reserves are maintained until such time as the matter is settled or the statutory period for adjustment has passed. Adjustments could be required in the future if we determine that the reserves for tax contingencies are inadequate. However, we believe that amounts currently provided for such matters are adequate and that the ultimate resolution of the examinations is not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 18: Net Loss per Share
The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Years Ended May 31,
	2006	2005	2004
Loss from continuing operations	$(100,675)	$(195,686)	$(346,863)
Discontinued operations	—	—	(2,400)

Net loss	$(100,675)	$(195,686)	$(349,263)

Weighted average shares — Basic	386,801	382,309	379,766
Effect of dilutive securities:
Employee stock options	—	—	—
Restricted stock	—	—	—

Weighted average shares – Diluted	386,801	382,309	379,766

Net loss per share – Basic and Diluted
Continuing operations	$(0.26)	$(0.51)	$(0.91)
Discontinued operations	—	—	(0.01)

Net loss	$(0.26)	$(0.51)	$(0.92)

Employee stock options and restricted stock totaling 63.5 million shares in fiscal 2006, 65.1 million shares in fiscal 2005 and 57.6 million shares in fiscal 2004, were not included in the computation of diluted earnings per share as the net loss for these periods would have made their effect anti-dilutive.
Note 19: Segment Information
Based on the information provided to our chief operating decision-maker (CODM) for purposes of making decisions about allocating resources and assessing performance, prior to February 1, 2006, we reported one operating segment, 3Com.
As a result of the acquisition of H-3C, we have two segments that provide information to the CODM. The operating structure is aligned along the SCN business and the acquired H-3C business. Each of these segments has designated management teams with direct responsibility over the operations of the respective segments. Accordingly, our CODM now focuses primarily on information and analysis for purposes of making decisions about allocating resources and assessing performance. As a result, we currently report two operating segments, SCN and H-3C.
Management evaluates segment performance based on segment net revenue, operating income (loss), net income (loss), and net assets.

Summarized financial information of our continuing operations by segment in 2006 is as follows. Note that the 2005 and 2004 are not presented as prior to February 1, 2006 we reported one operating segment, 3Com.

	Year Ended May 31, 2006
	SCN	H-3C	Eliminations	Total
Revenue	$705,339	$108,290	$(18,822)	$794,807
Gross profit	276,627	51,437	—	328,064
Sales and marketing, research and development, and general and administrative	419,008	30,203	—	449,211
Restructuring, amortization, and in-process research and development	29,579	6,377	—	35,956
Operating (loss) income	(171,960)	14,857	—	(157,103)
Net (loss) income	$(114,420)	$21,568	$(7,823)	$(100,675)

Assets	$1,482,670	$406,981	$(28,290)	$1,861,361
Certain product groups accounted for a significant portion of our sales. Sales from these product groups as a percentage of total sales for the past three fiscal years were as follows:

	Years Ended May 31,
	2006		2005		2004
Networking	$577,038	72.6%	$494,492	75.9%	$516,562	73.9%
Security	88,012	11.1	25,760	4.0	15,298	2.2
Voice	56,632	7.1	44,950	6.9	33,899	4.9
Services	33,357	4.2	32,062	4.9	32,495	4.6
Connectivity Products	39,768	5.0	53,980	8.3	100,630	14.4

Total	$794,807		$651,244		$698,884

Sales from significant customers as a percentage of total sales for the past three fiscal years were as follows:
These customers are all part of the SCN segment.

	Years Ended May 31,
Customer	2006	2005	2004
Ingram Micro, Inc.	19%	21%	20%
Tech Data Corporation	11	13	13

Total	30%	34%	33%

Huawei Technologies Co, Ltd. (a customer of the H-3C segment and the minority shareholder of H-3C) represented approximately 30 percent of our accounts receivable balance as of May 31, 2006. It is expected that Huawei Technologies Co, Ltd. will be a significant customer in the future. Ingram Micro, Inc. represented approximately 16 percent of our accounts receivable balance as of May 31, 2006, compared to 21 percent for the previous fiscal year. In addition, Tech Data Corporation represented approximately 9 percent of our accounts receivable balance as of May 31, 2006, compared to 13 percent for the previous fiscal year.
Note 20: Geographical Information
Sales by geographic region are as follows (in thousands):

	Years Ended May 31,
	2006	2005	2004
Sales
Americas	$248,532	$214,051	$211,574
Latin and South America	72,164	57,717	51,854
Europe, Middle East, and Africa	298,545	294,753	319,705
Asia Pacific	175,566	84,723	115,751

Total	$794,807	$651,244	$698,884

Sales information by geography is reported based on the customer’s designated delivery point.
The growth in our international operations, which is due primarily to our acquisition of H-3C, has increased our exposure to foreign currency fluctuations. Primary currencies of the revenue is U.S. dollars and Chinese Renminbi and for expenses include Euros, Singapore Dollars, British Pounds, and Chinese Renminbi. The income statements of our international operations whose functional currencies are the local currencies, are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues and operating expenses. Conversely, our revenues and operating expenses will decrease when the U.S. dollar strengthens against foreign currencies.
Property and equipment by geographic region are as follows (in thousands):

	May 31,	May 31,
	2006	2005
Property and Equipment:
United States	$41,186	$39,937
United Kingdom	10,325	24,693
China	32,859	—
Other	4,739	4,905

Total	$89,109	$69,535

Property and equipment includes both assets held for use as well as assets held for sale, and is reported by geography based on the physical location of the assets at the end of the fiscal year. As of May 31, 2006 and May 31, 2005, property and equipment in the United States and the United Kingdom exceeded ten percent of total property and equipment, as shown in the table above. As of May 31, 2006, China property and equipment exceeded ten percent of the total, as shown in the table above.
During fiscal 2006 our Europe, Middle East and Africa headquarters facility in Hemel Hempstead, United Kingdom was damaged by explosions at a third-party oil depot facility which occurred approximately one quarter mile from our facility. Approximately 300 employees and contractors worked at our Hemel campus, primarily in our sales, marketing and product operations groups. The incident occurred during non-business hours and no employee casualties or injuries were reported. We activated our back-up systems and established business operations at alternative facilities to ensure business continuity and minimize disruption to our customers. We believe we have sufficient insurance and recourse against third parties so that any loss incurred by us in connection with these explosions should not have a material adverse effect on our results of operations. The building is currently not being used for operations and the carrying amount of $16.2 million has been reclassified from property and equipment to other non-current assets and the associated depreciation has been ceased.
During fiscal 2005, we concluded two significant property sales as described below:
▪	During the second quarter of fiscal 2005, we sold our 468,000 square foot facility, with an adjacent parcel of land, in Dublin, Ireland.

▪	During the third quarter of fiscal 2005, we sold 111,000 square feet of our facility in Hemel Hempstead, U.K.
On July 24, 2006 we entered into a Purchase and Sale Agreement to sell the land and three buildings we currently own in Santa Clara, California for a net purchase price of $16.1 million. The terms of the agreement are standard and we expect the closing to occur within 30 days. We will lease back one of the buildings through December 31, 2006.
Note 21: Employee Benefit Plan
We have adopted a plan known as the 3Com 401(k) Plan (the 401(k) Plan) to provide retirement benefits to domestic employees. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Participants may elect to contribute from one percent to 22 percent of their annual compensation to the 401(k) Plan each calendar year, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, the 401 (k) Plan provides for contributions as determined by the Board of Directors. We match 50 percent for each dollar on the first six percent of eligible annual compensation contributed by the employee. Employees become vested in our matching contributions according to a three-year vesting schedule based on initial date of hire. Matching contributions to the 401 (k) Plan totaled $2.2 million in fiscal 2006, $2.2 million in fiscal 2005, and $2.6 million in fiscal 2004.
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
On April 28, 1997, Xerox Corporation (Xerox) filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corporation in the United States District Court for the Western District of New York. 3Com completed its acquisition of these defendant companies on June 12, 1997. The case is now captioned Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corporation, Palm Computing, Inc., and Palm, Inc. (Civil Action Number 97-CV-6182T). Xerox alleged willful infringement of one of its United States patents. Xerox sought to recover damages and to permanently enjoin the defendants from infringing the patent in the future. In 2000, the District Court dismissed the case, ruling that there was no infringement. On appeal, the Court of Appeals for the Federal Circuit affirmed-in-part, reversed-in-part and remanded the case to the District Court for further action. On December 20, 2001, the District Court granted Xerox’s motion for summary judgment, ruling that the patent was valid and enforceable and had been infringed. The defendants filed a Notice of Appeal. On February 22, 2002, the District Court denied Xerox’s motion for an injunction seeking to prohibit further alleged infringement during the appeal and ordered the defendants to post a bond in the amount of $50 million. Xerox appealed the denial of the injunction. On February 20, 2003, the Court of Appeals issued its decision affirming-in-part and reversing-in-part the order of the District Court. The Court of Appeals affirmed the grant of summary judgment of infringement, reversed the grant of summary judgment of validity and remanded the case to the District Court to conduct a complete validity analysis. On May 21, 2004, the District Court awarded summary judgment to the defendants, holding that Xerox’s patent was invalid, and dismissed the remaining claims. On February 16, 2005, the District Court denied Xerox’s motion for reconsideration. Xerox appealed the District Court’s decision. On June 6, 2006, the Court of Appeals reversed the District Court’s decision regarding the invalidity of Xerox’s patent and remanded the case to the District Court. On June 28, 2006, Xerox and Palm announced a settlement of the dispute, resulting in the dismissal of the litigation and Xerox’s full and unconditional release of the defendants. In connection with the separation of Palm from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement (Agreement) dated February 26, 2000 between 3Com and Palm, Palm agreed to indemnify and hold 3Com harmless for any damages or losses that might arise out of the Xerox litigation. Pursuant to the Agreement, Palm will bear the full cost of the settlement amount.
On December 5, 2001, TippingPoint and two of its current and former officers and directors, as well as the managing underwriters in TippingPoint’s initial public offering, were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit, which is part of a consolidated action that includes over 300 similar actions, is captioned In re Initial Public Offering Securities Litigation, Brian Levey vs. TippingPoint Technologies, Inc., et al. (Civil Action Number 01-CV-10976). The principal allegation in the lawsuit is that the defendants participated in a scheme to manipulate the initial public offering and subsequent market price of TippingPoint’s stock (and the stock of other public companies) by knowingly assisting the underwriters’ requirement that certain of their customers had to purchase stock in a specific initial public offering as a condition to being allocated shares in the initial public offerings of other companies. In relation to TippingPoint, the purported plaintiff class for the lawsuit is comprised of all persons who purchased TippingPoint stock from March 17, 2000 through December 6, 2000. The suit seeks rescission of the purchase prices paid by purchasers of shares of TippingPoint common stock. On September 10, 2002, TippingPoint’s counsel and counsel for the plaintiffs entered into an agreement pursuant to which the plaintiffs dismissed, without prejudice, TippingPoint’s former and current officers and directors from the lawsuit. In May 2003, a memorandum of understanding was executed by counsel for the plaintiffs, the issuer-defendants and their insurers setting forth the terms of a settlement that would result in the termination of all claims brought by the plaintiffs against the issuer-defendants and the individual defendants named in the lawsuit. In August 2003, TippingPoint’s Board of Directors approved the settlement terms described in the memorandum of understanding. In May 2004, TippingPoint signed a settlement agreement on behalf of itself and its current and former directors and officers with the plaintiffs. This settlement agreement formalizes the previously approved terms of the memorandum of understanding and, subject to certain conditions, provides for the complete dismissal, with prejudice, of all claims against TippingPoint and its current and former directors and officers. Any direct financial impact of the settlement is expected to be borne by TippingPoint’s insurers. On August 31, 2005, the District Court issued its preliminary approval of the settlement terms. The settlement remains subject to numerous conditions, including final approval by the District Court. There can be no assurance that such conditions will be met. If the District Court rejects the settlement agreement, in whole or in part, or the settlement does not occur for any other reason and the litigation against TippingPoint continues, we intend to defend this action vigorously, and to the extent necessary, to seek indemnification and/or contribution from the underwriters in TippingPoint’s initial public offering pursuant to its underwriting agreement with the underwriters. However, there can be no assurance that indemnification or contribution will be available to TippingPoint or enforceable against the underwriters.
Note 23: Impairment Charge
During the closing process for the three months ended February 28, 2006, management decided to discontinue certain development plans utilizing a purchased technology license for which we did not have an alternative use. Management believed this decision indicated that the carrying value of the related asset may have been impaired and that an impairment analysis should be performed. In performing the analysis for recoverability, management estimated the future cash flows expected to result from this license. We recorded a $4.2 million impairment charge based on this recoverability analysis. The impaired asset was fully written off and recorded in research and development as of February 28, 2006.
Note 24: Quarterly Results of Operations (Unaudited)

	Fiscal 2006				Fiscal 2005
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Sales	$177,636	$184,332	$177,563	$255,276	$162,349	$151,068	$161,185	$176,642

Gross profit	70,066	74,315	72,406	111,277	62,095	52,691	57,360	62,182
Gross profit margin %	39.4%	40.3%	40.8%	43.6%	38.2%	34.9%	35.6%	35.2%

Operating loss	(46,685)	(42,226)	(47,272)	(20,920)	(34,909)	(49,924)	(56,311)	(62,331)

Net loss	(42,041)	(10,700)	(32,760)	(15,174)	(35,545)	(48,811)	(53,005)	(58,325)

Basic and diluted loss per share	$(0.11)	$(0.03)	$(0.08)	$(0.04)	$(0.09)	$(0.13)	$(0.14)	$(0.15)
We acquired majority (51%) ownership of Huawei-3Com Co., Ltd. (“H-3C”), a China-based joint venture, on January 27, 2006 and determined it was then appropriate to consolidate H-3C’s results. For convenience of close purposes we consolidated the results of H-3C beginning February 1, 2006. H-3C follows a calendar year basis of reporting and therefore results are consolidated on a two-month time lag.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of our quarter ended June 2, 2006 pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of our quarter ended June 2, 2006, our disclosure controls and procedures were effective.
The term “disclosure controls and procedures,” as defined under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 2, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our annual evaluation of internal control over financial reporting will first include H-3C with respect to our fiscal year ending June 1, 2007 and the related Annual Report on Form 10-K. We anticipate that we will incur considerable costs and use significant management time and other resources in an effort to bring H-3C into compliance with Section 404 and other requirements of the Sarbanes-Oxley Act.
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our management has assessed the effectiveness of our internal control over financial reporting as of June 2, 2006. Management’s evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
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
Because of its inherent limitations, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management’s evaluation of and conclusion on the effectiveness of our internal control over financial reporting excludes H-3-C, our China-based joint venture with Huawei. H-3C is a business segment that we began consolidating during our 2006 fiscal year after a purchase business combination transaction in which we acquired an additional two percent ownership interest in H-3C from Huawei for an aggregate purchase price of $28.0 million. Accordingly, we consolidated H-3C’s financial statements from February 1, 2006, a date used under the principle of a convenience close. The acquisition of H-3C contributed approximately fourteen percent of our total sales in fiscal 2006 and accounted for approximately twenty-two percent of our total assets at June 2, 2006.
Based on the COSO criteria and our management’s evaluation, our management believes our internal control over financial reporting as of June 2, 2006 was effective.
Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued an attestation report on management’s assessment of our internal control over financial reporting as well as on the effectiveness of our internal control over financial reporting. This report appears in this Annual Report on Form 10-K.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
3Com Corporation
Marlborough, Massachusetts
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, included in Item 9A of the Annual Report on Form 10-K, that 3Com Corporation and its subsidiaries maintained effective internal control over financial reporting as of June 2, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at H-3C which was acquired on February 1, 2006 and whose financial statements reflect total assets and revenues constituting 22% and 14%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 2, 2006. Accordingly, our audit did not include the internal control over financial reporting at H-3C. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 2, 2006 is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 2, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 2, 2006 of the Company and our report dated August 11, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
August 11, 2006

ITEM 9B. OTHER INFORMATION
None
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
(a) Directors
Incorporated herein by reference is the information appearing under the captions “Nominees and Other Directors” and “Board of Directors, Committees and Compensation” (section entitled “Committees of the Board” only) in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders (Proxy Statement).
(b) Executive Officers
Incorporated herein by reference is the information appearing under the caption “Executive Officers of the Registrant” in Part I of Item I of this Annual Report on Form 10-K.
(c) Compliance with Section 16(a) of the Exchange Act
Incorporated herein by reference is the information appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.
(d) Code of Ethics
We have adopted a Code of Ethics and Business Conduct that applies to all employees, including our principal executive officer, principal financial officer and principal accounting officer and persons performing similar functions. Our Code of Ethics and Business Conduct, which is available on our website at http://www.3com.com, complies with the rules of the SEC and the listing standards of the Nasdaq Stock Market. H-3C has also adopted a Code of Ethics and Business Conduct which is also available on our website. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K, regarding an amendment to or waiver from our code of ethics, by posting the required information on our Internet website at http://www.3com.com and will send a paper copy to any shareholder who submits a request in writing to our Secretary.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the section captioned “Executive Compensation and Other Matters” in the Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                 STOCKHOLDER MATTERS
The information required by Item 12 of this Annual Report on Form 10-K is incorporated by reference from the information appearing under the captions “Executive Compensation and Other Matters” (section entitled “Equity Compensation Plan Information” only) and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by Item 13 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the section captioned “Related-Party Transactions” in the Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	(1) Financial Statements — See Index to Consolidated Financial Statements and Financial Statement Schedule at page 45 of this Form 10-K.

(2) Financial Statement Schedule — See Financial Statement Schedule at page 90 of this Form 10-K.

(3) Exhibits — See Exhibit Index at page 86 of this Form 10-K.

(b)	See Exhibit Index at page 86 of this Form 10-K.

(c)	See Index to Consolidated Financial Statements and Financial Statement Schedule at page 45 of this Form 10-K.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	002-92053	2.1	4/4/00

2.2	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.	10-Q	002-92053	2.11	4/4/00

2.3	Asset Purchase Agreement by and between the Registrant and UTStarcom, Inc. dated March 4, 2003	8-K	000-12867	10.1	6/9/03

2.4	Agreement and Plan of Merger, dated December 13, 2004, by and among the Registrant, Topaz Acquisition Corporation and TippingPoint Technologies, Inc.	8-K	000-12867	2.1	12/16/04

2.5	Securities Purchase Agreement by and among 3Com Corporation, 3Com Technologies, Huawei Technologies Co., Ltd. and Shenzen Huawei Investment & Holding Co., Ltd., dated as of October 28, 2005	8-K/A	000-12867	2.1	3/30/06

3.1	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger	10-Q	002-92053	3.4	10/8/99

3.2	Registrant’s Bylaws, as amended on March 23, 2005	8-K	000-12867	3.1	3/28/05

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	10-Q	000-12867	3.6	10/11/01

4.1	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002	8-A/A	000-12867	4.1	11/27/02

10.1	3Com Corporation 1983 Stock Option Plan, as amended and restated effective September 30, 2001*	10-Q	000-12867	10.1	1/11/02

10.2	3Com Corporation 1984 Employee Stock Purchase Plan, as amended and restated as of July 15, 2003*	10-K	000-12867	10.3	8/1/03

10.3	3Com Corporation Director Stock Option Plan, as amended*	10-Q	000-12867	10.4	10/10/03

10.4	3Com Corporation Restricted Stock Plan, as amended July 1, 2001*	10-K	000-12867	10.6	8/2/02

10.5	3Com Corporation 1994 Stock Option Plan, as amended and restated effective April 30, 2002*	10-K	000-12867	10.7	8/2/02

10.6	3Com Corporation 2003 Stock Plan, as amended*	8-K	000-12867	10.1	10/3/05

10.7	Stand Alone Stock Option Agreement dated January 25, 2006 by and between R. Scott Murray and 3Com Corporation *	10-Q	000-12867	10.8	4/10/06

10.8	Form of Stock Option Agreement for 2003 Stock Plan (Non-Employee Directors)	10-K	000-12867	10.7	8/5/05

10.9	Form of Stock Option Agreement for 2003 Stock Plan (Employees)*	10-K	000-12867	10.8	8/5/05

10.10	Form of Performance Accelerated Vesting Restricted Stock Agreement*	10-K	000-12867	10.9	8/5/05

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.11	Form of Performance Vesting Restricted Stock Agreement*	10-Q	000-12867	10.6	4/10/06

10.12	Form of Restricted Stock Grant Agreement – Standard 4-Year Vesting*	10-K	000-12867	10.10	8/5/05

10.13	Form of Restricted Stock Agreement (Time-Based Vesting)*	8-K	000-12867	10.2	11/17/05

10.14	R. Scott Murray Employment Agreement, amended and restated as of February 2, 2006, between the registrant and R. Scott Murray *	8-K/A	000-12867	10.1	2/6/06

10.15	Performance Vesting Restricted Stock Agreement dated January 25, 2006 by and between R. Scott Murray and 3Com Corporation *	10-Q	000-12867	10.7	4/10/06

10.16	Offer Letter dated June 19, 2004 between the Registrant and Donald M, Halsted III*					X

10.17	Offer Letter dated September 12, 2003 between the Registrant and Neal D. Goldman*					X

10.18	Offer Letter dated November 2, 2005 between the Registrant and Marc Willebeek-LeMair*					X

10.19	Employment Agreement with Bruce Claflin, effective as of January 1, 2001*	10-Q	000-12867	10.26	1/16/01

10.20	Management Retention Agreement between the Registrant and Bruce Claflin effective July 15, 2003*	10-Q	000-12867	10.1	1/12/04

10.21	Severance Agreement dated January 11, 2006 between the registrant and Bruce L. Claflin *	8-K	000-12867	10.1	1/11/06

10.22	Executive Officer Fiscal 2007 Compensation	8-K	000-12867	Text of Item 1.01	6/26/06

10.23	Section 16 Officer Severance Plan, Amended and Restated Effective March 29, 2006 *	8-K	000-12867	10.1	4/4/06

10.24	Executive Team Severance Plan effective March 29, 2006 *	8-K	000-12867	10.2	4/4/06

10.25	Form of Severance Benefits Agreement *	8-K	000-12867	10.3	4/4/06

10.26	Form of Management Retention Agreement between the Registrant and each of its executive officers (other than Messrs. Murray and Dechant)*	10-K	000-12867	10.15	8/5/05

10.27	3Com Corporation Deferred Compensation Plan*	10-K	000-12867	10.23	8/9/04

10.28	Form of Indemnity Agreement between the Registrant and its officers and directors	S-3/A	333-102591	10.1	4/9/03

10.29	Office Lease, dated as of November 26, 2002, by and between Marlborough Campus Limited Partnership and the Registrant	10-K	000-12867	10.7	8/9/04

10.30	First Amendment to Lease, dated as of November 26, 2002, by and between Marlborough Campus Limited Partnership and the Registrant	10-K	000-12867	10.17	8/5/05

10.31	Second Amendment to Lease, dated as of July 18, 2005, by and between 3Com Corporation and Marlborough Campus Limited Partnership	10-Q	000-12867	10.2	4/4/05

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.32	Third Amendment to Lease, dated as of July 18, 2005, by and between 3Com Corporation and Marlborough Campus Limited Partnership	8-K	000-12867	10.1	7/22/05

10.33	Shareholders’ Agreement by and among Shenzhen Huawei Investment & Holding Co. Ltd., 3Com Technologies and Huawei-3Com Co., Ltd. (the “Shareholders’ Agreement”) dated as of November 15, 2003 (Certain Portions Omitted; Confidential Treatment Requested)					X

10.34	Amendment No. 1 to the Shareholders‘ Agreement dated as of July 31, 2004 (Certain Potions Omitted; Confidential Treatment Requested)					X

10.35	Amendment No. 2 to the Shareholders’ Agreement dated as of January 27, 2006 (Certain Portions Omitted; Confidential Treatment Requested)					X

21.1	Subsidiaries of Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP					X

31.1	Certification of Principal Executive Officer					X

31.2	Certification of Principal Financial Officer					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of August, 2006.

3COM CORPORATION (Registrant)
By	/s/ R. Scott Murray
R. Scott Murray
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of August, 2006.

Signature		Title
President, Chief Executive Officer
/s/	R. Scott Murray	and Director

	(R. Scott Murray)	(Principal Executive Officer)

Executive Vice President, Finance
/s/	Donald M. Halsted, III	and Chief Financial Officer

	(Donald M. Halsted, III)	(Principal Financial and Accounting Officer)

/s/	Eric A. Benhamou	Chairman of the Board

(Eric A. Benhamou)

/s/	Gary T. DiCamillo	Director

(Gary T. DiCamillo)

/s/	James R. Long	Director

(James R. Long)

/s/	Raj Reddy	Director

(Raj Reddy)

/s/	Julie St. John	Director

(Julie St. John)

/s/	David C. Wajsgras	Director

(David C. Wajsgras)

/s/	Paul G. Yovovich	Director

(Paul G. Yovovich)

SCHEDULE II
3Com Corporation
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended May 31, 2004, 2005, and 2006
(In thousands)

		Additions Charged
	Balance at	to Costs and					Balance at End of
Description	Beginning of Period	Expenses	Other		Deductions		Period
Year ended May 31, 2004:

Allowance for doubtful accounts	$22,323	$(5,033)	$—		$1,014	(1)	$16,276
Allowance for product returns	5,808	27,216	—		27,107		5,917
Accrued product warranty	44,775	33,695	—		34,645		43,825

Year ended May 31, 2005:

Allowance for doubtful accounts	$16,276	$(2,251)	$793	(2)	$(272	)(1)	$15,090
Allowance for product returns	5,917	20,578	—		21,443		5,052
Accrued product warranty	43,825	30,867	—		32,910		41,782

Year ended May 31, 2006:

Allowance for doubtful accounts	$15,090	$1,000	$165	(3)	$(167	)(1)	$16,422
Allowance for product returns	5,052	15,288	6,768	(3)	18,416		8,692
Accrued product warranty	41,782	28,424	4,543	(3)	32,958		41,791

(1)	Accounts written off — net of recoveries

(2)	Represents reserves related to the TippingPoint acquisition

(3)	Represents reserves related to the H-3C acquisition

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	002-92053	2.1	4/4/00

2.2	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.	10-Q	002-92053	2.11	4/4/00

2.3	Asset Purchase Agreement by and between the Registrant and UTStarcom, Inc. dated March 4, 2003	8-K	000-12867	10.1	6/9/03

2.4	Agreement and Plan of Merger, dated December 13, 2004, by and among the Registrant, Topaz Acquisition Corporation and TippingPoint Technologies, Inc.	8-K	000-12867	2.1	12/16/04

2.5	Securities Purchase Agreement by and among 3Com Corporation, 3Com Technologies, Huawei Technologies Co., Ltd. and Shenzen Huawei Investment & Holding Co., Ltd., dated as of October 28, 2005	8-K/A	000-12867	2.1	3/30/06

3.1	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger	10-Q	002-92053	3.4	10/8/99

3.2	Registrant’s Bylaws, as amended on March 23, 2005	8-K	000-12867	3.1	3/28/05

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	10-Q	000-12867	3.6	10/11/01

4.1	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002	8-A/A	000-12867	4.1	11/27/02

10.1	3Com Corporation 1983 Stock Option Plan, as amended and restated effective September 30, 2001*	10-Q	000-12867	10.1	1/11/02

10.2	3Com Corporation 1984 Employee Stock Purchase Plan, as amended and restated as of July 15, 2003*	10-K	000-12867	10.3	8/1/03

10.3	3Com Corporation Director Stock Option Plan, as amended*	10-Q	000-12867	10.4	10/10/03

10.4	3Com Corporation Restricted Stock Plan, as amended July 1, 2001*	10-K	000-12867	10.6	8/2/02

10.5	3Com Corporation 1994 Stock Option Plan, as amended and restated effective April 30, 2002*	10-K	000-12867	10.7	8/2/02

10.6	3Com Corporation 2003 Stock Plan, as amended*	8-K	000-12867	10.1	10/3/05

10.7	Stand Alone Stock Option Agreement dated January 25, 2006 by and between R. Scott Murray and 3Com Corporation *	10-Q	000-12867	10.8	4/10/06

10.8	Form of Stock Option Agreement for 2003 Stock Plan (Non-Employee Directors)	10-K	000-12867	10.7	8/5/05

10.9	Form of Stock Option Agreement for 2003 Stock Plan (Employees)*	10-K	000-12867	10.8	8/5/05

10.10	Form of Performance Accelerated Vesting Restricted Stock Agreement*	10-K	000-12867	10.9	8/5/05

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.11	Form of Performance Vesting Restricted Stock Agreement*	10-Q	000-12867	10.6	4/10/06

10.12	Form of Restricted Stock Grant Agreement – Standard 4-Year Vesting*	10-K	000-12867	10.10	8/5/05

10.13	Form of Restricted Stock Agreement (Time-Based Vesting)*	8-K	000-12867	10.2	11/17/05

10.14	R. Scott Murray Employment Agreement, amended and restated as of February 2, 2006, between the registrant and R. Scott Murray *	8-K/A	000-12867	10.1	2/6/06

10.15	Performance Vesting Restricted Stock Agreement dated January 25, 2006 by and between R. Scott Murray and 3Com Corporation *	10-Q	000-12867	10.7	4/10/06

10.16	Offer Letter dated June 19, 2004 between the Registrant and Donald M, Halsted III*					X

10.17	Offer Letter dated September 12, 2003 between the Registrant and Neal D. Goldman*					X

10.18	Offer Letter dated November 2, 2005 between the Registrant and Marc Willebeek-LeMair*					X

10.19	Employment Agreement with Bruce Claflin, effective as of January 1, 2001*	10-Q	000-12867	10.26	1/16/01

10.20	Management Retention Agreement between the Registrant and Bruce Claflin effective July 15, 2003*	10-Q	000-12867	10.1	1/12/04

10.21	Severance Agreement dated January 11, 2006 between the registrant and Bruce L. Claflin *	8-K	000-12867	10.1	1/11/06

10.22	Executive Officer Fiscal 2007 Compensation	8-K	000-12867	Text of Item 1.01	6/26/06

10.23	Section 16 Officer Severance Plan, Amended and Restated Effective March 29, 2006 *	8-K	000-12867	10.1	4/4/06

10.24	Executive Team Severance Plan effective March 29, 2006 *	8-K	000-12867	10.2	4/4/06

10.25	Form of Severance Benefits Agreement *	8-K	000-12867	10.3	4/4/06

10.26	Form of Management Retention Agreement between the Registrant and each of its executive officers (other than Messrs. Murray and Dechant)*	10-K	000-12867	10.15	8/5/05

10.27	3Com Corporation Deferred Compensation Plan*	10-K	000-12867	10.23	8/9/04

10.28	Form of Indemnity Agreement between the Registrant and its officers and directors	S-3/A	333-102591	10.1	4/9/03

10.29	Office Lease, dated as of November 26, 2002, by and between Marlborough Campus Limited Partnership and the Registrant	10-K	000-12867	10.7	8/9/04

10.30	First Amendment to Lease, dated as of November 26, 2002, by and between Marlborough Campus Limited Partnership and the Registrant	10-K	000-12867	10.17	8/5/05

10.31	Second Amendment to Lease, dated as of July 18, 2005, by and between 3Com Corporation and Marlborough Campus Limited Partnership	10-Q	000-12867	10.2	4/4/05

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.32	Third Amendment to Lease, dated as of July 18, 2005, by and between 3Com Corporation and Marlborough Campus Limited Partnership	8-K	000-12867	10.1	7/22/05

10.33	Shareholders’ Agreement by and among Shenzhen Huawei Investment & Holding Co. Ltd., 3Com Technologies and Huawei-3Com Co., Ltd. (the “Shareholders’ Agreement”) dated as of November 15, 2003 (Certain Portions Omitted; Confidential Treatment Requested)					X

10.34	Amendment No. 1 to the Shareholders‘ Agreement dated as of July 31, 2004 (Certain Potions Omitted; Confidential Treatment Requested)					X

10.35	Amendment No. 2 to the Shareholders’ Agreement dated as of January 27, 2006 (Certain Portions Omitted; Confidential Treatment Requested)					X

21.1	Subsidiaries of Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP					X

31.1	Certification of Principal Executive Officer					X

31.2	Certification of Principal Financial Officer					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan or arrangement