Form 10-Q
period 2006-09-01
3COM CORP
filed 2006-10-10
CIK 738076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 1, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 0-12867

3COM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-2605794

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Campus Drive	01752

Marlborough, Massachusetts	(Zip Code)

(Address of principal executive offices)
Registrant’s telephone number, including area code: (508) 323-1000
Former name, former address and former fiscal year, if changed since last report: N/A
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer ☑  Accelerated Filer ☐  Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of September 29, 2006, 396,597,686 shares of the registrant’s common stock were outstanding.

3COM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 1, 2006

We use a 52 or 53 week fiscal year ending on the Friday nearest to May 31, with each fiscal quarter ending on the Friday generally nearest August 31, November 30 and February 28. For presentation purposes, the periods are shown as ending on August 31, November 30, February 28 and May 31, as applicable.
3Com, the 3Com logo, Digital Vaccine, NBX, IntelliJack, OfficeConnect, TippingPoint Technologies, and UnityOne are registered trademarks of 3Com Corporation or its subsidiaries. VCX and TippingPoint are trademarks of 3Com Corporation. Other product and brand names may be trademarks or registered trademarks of their respective owners.
This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future: future growth; H-3C, our joint venture in China, including strategy, growth, purchase of additional equity interest in H-3C and the financing thereof, dependence, statutory tax rate, expected benefits, allocations of purchase price, consolidation, and resources needed to comply with Sarbanes-Oxley and manage operations; TippingPoint acquisition; investments in TippingPoint business; strategy for improving profitability of our SCN segment; environment for enterprise networking equipment; challenges relating to sales growth; leveraging and enhancing our relationship with H-3C; development and execution of our “go-to-market” strategy; strategic product and technology development plans; designing an appropriate business model, strategic plan and infrastructure to reach sustained profitability; dependence on China; ability to satisfy cash requirements for the next twelve months; effect and benefits of restructuring activities; strategic investments and capital call requirements; potential acquisitions and strategic relationships; outsourcing; competition and pricing pressures; estimated changes, future possible effects and effects of changes in key assumptions made in the application of SFAS No. 123R; expected restructuring actions and expenses; expected decline in sales of connectivity products; and possible repurchase of shares; and you can identify these and other forward-looking statements by the use of words such as “may,” “can,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.
Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part II Item 1A Risk Factors. All forward-looking statements included in this document are based on our assessment of information available to us at the time this report is filed. We have no intent, and disclaim any obligation, to update any forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
3COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	August 31,
(In thousands, except per share data)	2006	2005

Sales	$300,144	$177,636
Cost of sales (including stock-based compensation expense of $319 and $9, respectively)	163,715	107,570

Gross profit	136,429	70,066

Operating expenses:
Sales and marketing (including stock-based compensation expense of $1,237 and $67, respectively)	77,122	70,118
Research and development (including stock-based compensation expense of $1,168 and $30, respectively)	47,793	21,197
General and administrative (including stock-based compensation expense of $563 and $530, respectively)	20,276	18,213
Amortization and write-down of intangible assets	12,181	3,862
Restructuring (benefit) charges	(75)	3,361

Total operating expenses	157,297	116,751

Operating loss	(20,868)	(46,685)
Gain (loss) on investments, net	2,292	(414)
Interest income, net	10,090	5,835
Other income, net	4,718	154

Loss before income taxes, equity interest in loss of unconsolidated joint venture and minority interest	(3,768)	(41,110)
Income tax provision	(1,358)	(915)
Equity interest in loss of unconsolidated joint venture	—	(16)
Minority interest in income of consolidated joint venture	(8,942)	—

Net loss	$(14,068)	$(42,041)

Basic and diluted net loss per share	$(0.04)	$(0.11)

Shares used in computing per share amounts:
Basic and diluted	391,885	383,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except per share data)	August 31, 2006	May 31, 2006
ASSETS
Current assets:
Cash and equivalents	$525,177	$501,097
Short-term investments	390,482	363,250
Notes receivable	50,935	63,224
Accounts receivable, less allowance for doubtful accounts of $15,728 and $16,422, respectively	120,848	115,120
Inventories	171,366	148,819
Other current assets	56,970	57,835

Total current assets	1,315,778	1,249,345
Property and equipment, less accumulated depreciation and amortization of $240,631 and $232,944, respectively	80,309	89,109
Goodwill	354,259	354,259
Intangible assets, net	99,614	111,845
Deposits and other assets	28,929	56,803

Total assets	$1,878,889	$1,861,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$148,326	$153,245
Accrued liabilities and other	338,342	318,036

Total current liabilities	486,668	471,281
Deferred revenue and long-term obligations	13,299	13,788
Minority interest	182,872	173,930
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value, 990,000 shares authorized; shares issued: 393,567 and 393,442, respectively	2,301,384	2,300,396
Treasury stock, at cost, of 552 and zero shares, respectively	(2,705)	—
Unamortized stock-based compensation	—	(7,565)
Retained deficit	(1,101,391)	(1,087,512)
Accumulated other comprehensive loss	(1,238)	(2,957)

Total stockholders’ equity	1,196,050	1,202,362

Total liabilities and stockholders’ equity	$1,878,889	$1,861,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	August 31,
(In thousands)	2006	2005
Cash flows from operating activities:
Net loss	$(14,068)	$(42,041)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	20,095	13,129
Stock-based compensation charges	3,287	1,115
Gain on property and equipment disposals	(7,605)	(421)
(Gain) loss on investments, net	(2,422)	414
Minority interest in income of consolidated joint venture	8,942	—
Equity interest in loss of unconsolidated joint venture	—	16
Deferred income taxes	(3,716)	(143)
Changes in assets and liabilities:
Accounts receivable	(5,838)	(12,695)
Inventories	(21,662)	(7,497)
Other assets	14,314	(141)
Accounts payable	(6,623)	(7,546)
Other liabilities	18,582	82

Net cash provided by (used in) operating activities	3,286	(55,728)

Cash flows from investing activities:
Purchases of investments	(190,310)	(211,421)
Proceeds from maturities and sales of investments	180,524	170,964
Purchases of property and equipment	(6,012)	(4,288)
Proceeds from sale of property and equipment	33,108	—

Net cash provided by (used in) investing activities	17,310	(44,745)

Cash flows from financing activities:
Issuances of common stock	2,934	655
Repurchases of common stock	(187)	(672)

Net cash provided by (used in) financing activities	2,747	(17)

Effect of exchange rate changes on cash and equivalents	737	454

Net change in cash and equivalents during period	24,080	(100,036)
Cash and equivalents, beginning of period	501,097	268,535

Cash and equivalents, end of period	$525,177	$168,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our financial position as of September 1, 2006 and June 2, 2006, our results of operations for the three months ended September 1, 2006 and September 2, 2005 and our cash flows for the three months ended September 1, 2006 and September 2, 2005.
We use a 52 or 53 week fiscal year ending on the Friday nearest to May 31. For convenience, the condensed consolidated financial statements have been shown as ending on the last day of the calendar month. Accordingly, the three months ended August 31, 2006 ended on September 1, 2006, the three months ended August 31, 2005 ended on September 2, 2005, and the year ended May 31, 2006 ended on June 2, 2006. The results of operations for the three months ended September 1, 2006 may not be indicative of the results to be expected for the fiscal year ending June 1, 2007 or any future periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended June 2, 2006.
Effective June 3, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). Because we used the modified prospective transition method in adopting SFAS No. 123R we have not restated results for prior periods to reflect stock compensation on the fair value method. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, May 31, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Stock-based compensation expense for all stock-based compensation awards granted after June 2, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. We recognize the compensation costs for awards granted after May 31, 2006 on a straight-line basis over the requisite service period of the award, which is generally equivalent to the vesting term. Prior to the adoption of SFAS No. 123R, we recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). See Note 2 to the Condensed Consolidated Financial Statements for a further discussion of stock-based compensation.
Recently issued accounting pronouncements
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. This Interpretation is effective for the first fiscal year beginning after December 15, 2006. We are currently evaluating the impact FIN 48 may have on our financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We have not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on our results of operations or financial condition.
NOTE 2. STOCK-BASED COMPENSATION
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, which requires all stock-based compensation to employees (as defined in SFAS No. 123R), including grants of employee stock options, restricted stock awards, restricted stock units, and employee stock purchase plan shares to be recognized in the financial statements based on their fair values. We adopted SFAS No. 123R on June 3, 2006 using the modified prospective transition method and accordingly, prior period amounts have not been restated. In order to determine the fair value of stock options and employee stock purchase plan shares, we use the Black-Scholes option pricing model and apply the single-option valuation approach to the stock option valuation. In order to determine the fair value of restricted stock awards we use the closing market price of 3Com common stock on the date of grant. We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the awards for options granted following the adoption of SFAS No. 123R. For unvested stock options outstanding as of May 31, 2006, we will continue to recognize stock-based compensation expense using the accelerated amortization method prescribed in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.
Estimates of the fair value of equity awards in future periods will be affected by the market price of our common stock, as well as the actual results of certain assumptions used to value the equity awards. These assumptions include, but are not limited to, the expected volatility of the common stock, the expected term of options granted, and the risk free interest rate.
As noted above, the fair value of stock options and employee stock purchase plan shares is determined by using the Black-Scholes option pricing model and applying the single-option approach to the stock option valuation. The options generally have vesting on an annual basis over a vesting period of four years. We estimate the expected option term by analyzing the historical term period from grant to exercise and also consider the expected term for those options that are still outstanding. The expected term of employee stock purchase plan shares is the average of the remaining purchase periods under each offering period. For equity awards granted after May 31,2006, the volatility of the common stock is estimated using the historical volatility, as allowed in Staff Accounting Bulletin (“SAB”) No. 107. We believe that historical volatility represents the best information currently available for projecting future volatility.
The risk-free interest rate used in the Black-Scholes option pricing model is determined by looking at historical U.S. Treasury zero-coupon bond issues with terms corresponding to the expected terms of the equity awards. In addition, an expected dividend yield of zero is used in the option valuation model because we do not expect to pay any cash dividends in the foreseeable future. In accordance with SFAS No. 123R, we are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. In order to determine an estimated pre-vesting option forfeiture rate, we used historical forfeiture data, which yields a forfeiture rate of 27%. We currently believe this historical forfeiture rate to be reflective of our anticipated rate on a go-forward basis. This estimated forfeiture rate has been applied to all unvested options and restricted stock outstanding as of May 31, 2006 and to all options and restricted stock granted since May 31, 2006. Therefore, stock-based compensation expense is recorded only for those options and restricted stock that are expected to vest.
The following table summarizes the incremental effects of the share-based compensation expense resulting from the application of SFAS No. 123R to the options:

	Three Months Ended
	August 31,
(In thousands, except per share data)	2006	2005

Cost of sales	$313	$—
Sales and marketing	1,039	—
Research and development	584	—
General and administrative	684	—

Sare-based compensation effect of SFAS No. 123R on net loss	$2,620	$—

Share-based compensation effect of SFAS No. 123R on basic and diluted net loss per share	$(0.01)	$—

Share-based compensation effect of SFAS No. 123R on cash flow from operations	$2,620	$—

As of August 31, 2006, total unrecognized stock-based compensation expense relating to unvested employee stock options, adjusted for estimated forfeitures, was $7.1 million. This amount is expected to be recognized over a weighted-average period of 1.4 years. If actual forfeitures differ from current estimates, total unrecognized stock-based compensation expense will be adjusted for future changes in estimated forfeitures.

Prior to June 1, 2006, we accounted for stock options using the intrinsic value method, pursuant to the provisions of APB No. 25. Under this method, stock-based compensation expense was measured as the difference between the option’s exercise price and the market price of the Company’s common stock on the date of grant.
Pro forma information required under SFAS No. 123 for the year ago period, as if we had applied the fair value recognition provisions of SFAS No. 123 to awards granted under our equity incentive plans, was as follows:

Three Months Ended
(In thousands, except per share amounts)	August 31, 2005

Net loss as reported	$(42,041)
Add: Stock-based compensation included in reported net loss	1,115
Deduct: Total stock-based compensation determined under the fair value-based method, net of related tax effects	(3,644)

Adjusted net loss	$(44,570)

Net loss per share-basic and diluted:
As reported	$(0.11)
Adjusted	$(0.12)
For purposes of this pro forma disclosure, the estimated fair values of employee stock options are assumed to be amortized over the applicable vesting periods, and the estimated fair values of employee stock purchase plan shares are assumed to be amortized over the applicable subscription periods.
Share-based compensation recognized in the three months ended August 31, 2006 as a result of the adoption of SFAS No. 123R as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123R use the Black-Scholes option pricing model for estimating the fair value of options granted under the company’s equity incentive plans. There were no employee stock purchase plan shares issued during the three months ended August 31, 2006 and 2005. Employee stock purchase shares normally occur only in the quarters ended November 30 and May 31. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The underlying assumptions used in the Black-Scholes model and the resulting estimates of fair value per share were as follows for options granted during the three months ended August 31, 2006 and 2005:

	Three Months Ended
	August 31,
	2006	2005 [1]
Employee stock options:
Volatility	42.8%	46.0%
Risk-free interest rate	5.0%	3.9%
Dividend yield	0.0%	0.0%
Expected life (years)	4.0	4.0

Fair value per share	$1.84	$1.42

1	—	Assumptions used in the calculation of fair value according to the provisions of SFAS No. 123.

As of August 31, 2006, our outstanding stock options as a percentage of outstanding shares were approximately 12 percent. Stock option detail as of August 31, 2006, were as follows (shares in thousands):

	Number of	Weighted average
	shares	exercise price
Outstanding June 1, 2006	61,421	$5.71
Granted	493	4.62
Exercised	(840)	3.49
Cancelled	(15,702)	5.32

Outstanding August 31, 2006	45,372	$5.87

Exercisable	31,549	$6.81
Weighted average grant-date fair value of options granted		$1.84
During the quarter ended August 31, 2006 approximately 0.8 million options were exercised at an aggregate intrinsic value of $1.3 million. The intrinsic value is calculated as the difference between the market value as of September 1, 2006 and the exercise price of the shares. The market value as of September 1, 2006 was $4.43 as reported by the NASDAQ Global Select Market. The aggregate intrinsic value of options outstanding and options exercisable as of August 31, 2006 was $21.4 million and $8.4 million, respectively.
The number of options cancelled during the three months ended August 31, 2006 includes 12.0 million related to the former Chief Executive Officer. On September 5, 2006 we granted 12.0 million options to the new Chief Executive Officer and 9.7 million shares to other employees. Also granted on September 5, 2006 were 2.3 million restricted stock awards and 3.5 million restricted stock units to various employees.
Options outstanding that are vested and expected to vest as of August 31, 2006 are as follows:

Weighted Average
		Weighted average	Remaining	Aggregate
	Number of	Grant-Date Fair	Contractual Life	Intrinsic Value
	shares	Value	(in years)	(in thousands)
Vested and expected to vest at August 31, 2006	40,756,529	$6.09	0.3	$17,980
Restricted stock awards activity during the three months ended August 31, 2006 and restricted stock awards detail as of August 31, 2006, were as follows (shares in thousands):

	Number of	Weighted average
	Shares (unvested)	Grant-Date Fair Value
Outstanding June 1, 2006	2,117	$4.07
Granted	40	4.71
Vested	(131)	3.96
Forfeited	(717)	4.33

Outstanding August 31, 2006	1,309	$3.97

During the quarter ended August 31, 2006 approximately 0.1 million restricted shares with an aggregate fair value of $0.6 million became rested.

NOTE 3. ACQUISITIONS
On November 17, 2003, we formed the Huawei-3Com joint venture, or H-3C, with a subsidiary of Huawei Technologies, Ltd., or Huawei. H-3C is domiciled in Hong Kong, and has its principal operating center in Hangzhou, China.
At the time of formation, we contributed cash of $160.0 million, assets related to our operations in China and Japan, and licenses related to certain intellectual property in exchange for a 49 percent ownership interest. We recorded our initial investment in H-3C at $160.1 million, reflecting our carrying value for the cash and assets contributed. Huawei contributed its enterprise networking business assets — including Local Area Network, or LAN, switches and routers; engineering, sales and marketing resources and personnel; and licenses to its related intellectual property — in exchange for a 51 percent ownership interest. Huawei’s contributed assets were valued at $178.2 million at the time of formation. Two years after formation of H-3C, we had the one-time option to purchase an additional two percent ownership interest from Huawei. On October 28, 2005, we exercised this right and entered into an agreement to purchase an additional two percent ownership interest in H-3C from Huawei for an aggregate purchase price of $28.0 million. We were granted regulatory approval by the Chinese government and subsequently completed this transaction on January 27, 2006 (date of acquisition). Consequently, we now own a majority interest in the joint venture and have determined that the criteria of Emerging Issues Task Force No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” have been met and, therefore, consolidated H-3C’s financial statements beginning February 1, 2006, a date used under the principle of a convenience close. As H-3C reports on a calendar year basis, we consolidate H-3C based on H-3C’s most recent financial statements, two months in arrears. Our Consolidated Statement of Operations for the quarter ended August 31, 2006 contains all three months of results from H-3C’s quarter ended June 30, 2006. As we only own 51% of H-3C our Consolidated Balance Sheet reflects a minority interest liability related to Huawei’s 49% ownership in H-3C and our Consolidated Statement of Operations contains an allocation to minority interest of amounts representing Huawei’s 49% share of H-3C’s net income. Under the terms of our existing shareholders’ agreement, and as previously disclosed, we and Huawei each have the right, commencing on or after November 15, 2006, to initiate a bid process to purchase the equity interest in H-3C held by the other.
Prior to February 1, 2006, we accounted for our investment in H-3C using the equity method. Under this method, we recorded our proportionate share of H-3C’s net income or loss based on the most recently available quarterly financial statements. The following pro forma financial information presents the consolidated results of operations of 3Com and H-3C as if the 2% acquisition had occurred as of the beginning of the period presented below. Preliminary adjustments, which reflect the amortization of purchased intangible assets and charges for in-process research and development have been made to the consolidated results of operations. We also eliminated the inter-company activity between the parties in the consolidated results. The unaudited pro forma financial information is not intended, and should not be taken, as representative of our future consolidated results of operations or the results that would have occurred if the acquisition occurred on March 1, 2005.
(in millions, except per share amounts)

Three Months Ended
August 31, 2005
Net sales	$259.6
Net loss	(42.6)
Basic and diluted net loss per share	$(0.11)
NOTE 4. RESTRUCTURING CHARGES
In recent fiscal years, we have undertaken several initiatives involving significant changes in our business strategy and cost structure.
In fiscal 2001, we began a broad restructuring of our business to enhance the focus and cost effectiveness of our businesses in serving their respective markets. These restructuring efforts continued through fiscal 2006. As of August 31, 2006, accrued liabilities related to actions initiated in fiscal 2001, 2002, 2003, 2004, 2005, and 2006 (the “Fiscal 2001 Actions”, “Fiscal 2002 Actions”, “Fiscal 2003 Actions”, “Fiscal 2004 Actions”, “Fiscal 2005 Actions”, and “Fiscal 2006 Actions”) mainly consist of lease obligations associated with vacated facilities and employee separation costs.
During the first quarter of fiscal 2007 (the “Fiscal 2007 Actions”), we took the following additional measures to reduce costs:
•	further reductions in workforce; and

•	continued efforts to consolidate and dispose of excess facilities.
Restructuring charges related to these various initiatives resulted in a net benefit of $0.1 million in the first quarter of fiscal 2007 and a charge of $3.4 million in the first quarter of fiscal 2006. The net restructuring benefit in the first quarter of fiscal 2007 resulted from severance, outplacement and other costs of $7.9 million, slightly more than offset by a gain on the sale of our Santa Clara facility of $8.0 million. Restructuring charges in the first quarter of fiscal 2006 included $2.0 million for severance and outplacement costs and $1.4 million for facilities-related charges and long-term asset write-downs.
Accrued liabilities associated with restructuring charges are included in the caption “Accrued liabilities and other” in the accompanying consolidated balance sheets. These liabilities are classified as current because we expect to satisfy such liabilities in cash within the next 12 months.
Fiscal 2007 Actions
Activity and liability balances related to the fiscal 2007 restructuring actions are as follows (in thousands):

	Employee	Facilities-	Other
	Separation	related	Restructuring
	Expense	Sales	Costs	Total
Balance as of June 1, 2006	$—	$—	$—	$—

Provisions (benefits)	7,619	(7,965)	85	(261)
Payments and non-cash charges	(2,933)	7,965	(85)	4,947

Balance as of August 31, 2006	$4,686	$—	$—	$4,686

Employee separation expenses include severance pay, outplacement services, medical and other related benefits. The reduction in workforce affected employees involved in research and development, sales and marketing, customer support, and general and administrative functions. Through August 31, 2006, the total reduction in workforce associated with actions initiated during fiscal 2007 included approximately 115 employees who had been separated or were currently in the separation process and approximately 30 additional employees who had been notified but had not yet worked their last day.
In the first quarter we recorded a benefit for the sale of our owned Santa Clara facility in the amount of $8.0 million.
Other restructuring charges were for payments to suppliers in support of the restructuring efforts.
Fiscal 2006 Actions
Activity and liability balances related to the fiscal 2006 restructuring actions are as follows (in thousands):

	Employee	Facilities-
	Separation	related
	Expense	Charges	Total
Balance as of June 1, 2006	$4,877	$891	$5,768

Provisions (benefits)	(10)	(13)	(23)
Payments and non-cash charges	(2,902)	(60)	(2,962)

Balance as of August 31, 2006	$1,965	$818	$2,783

Employee separation expenses include severance pay, outplacement services, medical and other related benefits. The reduction in workforce affected employees involved in research and development, sales and marketing, customer support, and general and administrative functions. Through August 31, 2006 separation payments associated with actions initiated in fiscal 2006 were approximately $7.6 million.

The benefit recorded in our first quarter results was primarily for employees retained and revised lease obligation terms.
We expect to complete any remaining activities related to actions initiated in fiscal 2006 during fiscal 2007.
Fiscal 2005 Actions
Activity and liability balances related to the fiscal 2005 restructuring actions are as follows (in thousands):

	Employee	Long-term	Facilities-	Other
	Separation	Asset	related	Restructuring
	Expense	Write-downs	Charges	Costs	Total
Balance as of June 1, 2006	$1,843	$255	$—	$13	$2,111

Provisions (benefits)	(11)	—	14	—	3
Payments and non-cash charges	(145)	—	(14)	—	(159)

Balance as of August 31, 2006	$1,687	$255	$—	$13	$1,955

The separation benefit recorded in our first quarter results was primarily for employees retained.
We expect to complete any remaining activities related to actions initiated in fiscal 2006 during fiscal 2007.
Fiscal 2001, 2002, 2003 and 2004 Actions
Activity and liability balances related to the fiscal 2001, 2002, 2003 and 2004 restructuring actions are as follows (in thousands):

	Facilities-	Other
	related	Restructuring
	Charges	Costs	Total
Balance as of June 1, 2006	$5,641	$5	$5,646

Provisions	205	—	205
Payments and non-cash charges	(921)	—	(921)

Balance as of August 31, 2006	$4,925	$5	$4,930

Facilities related charges in the quarter were related to a provision of $0.4 million for fiscal 2003 actions for revised lease obligation terms offset by benefits for the 2001, 2002 and 2004 plans of $0.2 million for extended lease terms.
NOTE 5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE
As described in Note 3 we formed H-3C with a subsidiary of Huawei.
Prior to the acquisition we accounted for our investment by the equity method. Under this method, we recorded our proportionate share of H-3C’s net income or loss based on the most recently available quarterly financial statements. Since H-3C follows a calendar year basis of reporting, we reported our equity in H-3C’s net loss for H-3C’s fiscal period from April 1, 2005 through June 30, 2005, in our results of operations for the first quarter of fiscal 2006. This represents reporting two months in arrears.

The following summarized information is from the statement of operations for H-3C for the three month period ended June 30, 2005. The unaudited financial information is not intended, and should not be taken, as representative of future results of our H-3C segment.
(in thousands):

Three months ended
June 30, 2005
Statement of Operations:
Sales	$95,772
Gross profit	40,450
Net loss	(33)
In determining our share of the net loss of H-3C certain adjustments were made to H-3C’s reported results. These adjustments were made primarily to recognize the value and the related amortization expense associated with Huawei’s contributed assets, as well as to defer H-3C’s sales and gross profit on sales of products sold to us that remained in our inventory at the end of the accounting period.
3Com and H-3C are parties to agreements for the sale of certain products between each other. During the first quarter of fiscal 2006, we made sales of products to H-3C of $3.2 million and made purchases of products from H-3C of $16.9 million. Upon consolidation, these sales and purchases are eliminated in our consolidated results.
NOTE 6. COMPREHENSIVE LOSS
The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended
	August 31,
	2006	2005
Net loss	$(14,068)	$(42,041)
Other comprehensive income:
Net unrealized gain on investments	1,039	419
Change in accumulated translation adjustments	682	436

Total comprehensive loss	$(12,347)	$(41,186)

NOTE 7. NET LOSS PER SHARE
Employee stock options totaling 45.4 million shares for the three months ended August 31, 2006 and 62.5 million shares for the three months ended August 31, 2005 were not included in the computation of diluted earnings per share as the net loss for these periods would have made their effect antidilutive.
NOTE 8. INVENTORIES
The components of inventories are as follows (in thousands):

	August 31,	May 31,
	2006	2006
Finished goods	$98,472	$69,386
Work-in-process	15,851	12,777
Raw materials	57,043	66,656

Total	$171,366	$148,819

NOTE 9. INTANGIBLE ASSETS, NET
The following table details our purchased intangible assets (in thousands):

	August 31, 2006			May 31, 2006
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Existing technology	$203,946	$(124,344)	$79,602	$203,946	$(114,235)	$89,711
Maintenance contracts	19,000	(5,014)	13,986	19,000	(4,222)	14,778
Other	15,301	(9,275)	6,026	15,301	(7,945)	7,356

Total	$238,247	$(138,633)	$99,614	$238,247	$(126,402)	$111,845

NOTE 10. ACCRUED WARRANTY
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
The following table summarizes the activity in the allowance for estimated warranty costs for the three months ended August 31, 2006 and 2005 (in thousands):

	Three Months Ended
	August 31,
	2006	2005
Accrued warranty, beginning of period	$41,791	$41,782
Cost of warranty claims processed during the period	(11,592)	(7,919)
Provision for warranties related to products sold during the period	11,589	6,865

Accrued warranty, end of period	$41,788	$40,728

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
NOTE 11. SEGMENT INFORMATION
Based on the information provided to our chief operating decision-maker (CODM) for purposes of making decisions about allocating resources and assessing performance, prior to February 1, 2006, we reported one operating segment, 3Com.
As a result of the acquisition of H-3C, we have two segments that provide information to the CODM: the Secure Converged Networking, or SCN, business and the acquired H-3C business. Each of these segments has designated management teams with direct responsibility over the operations of the respective segments. Accordingly, our CODM now focuses primarily on information and analysis for purposes of making decisions about allocating resources and assessing performance. As a result, we currently report two operating segments, SCN and H-3C.
Management evaluates segment performance based on segment net revenue, operating income (loss), net income (loss), and net assets.

Summarized financial information of our continuing operations by segment for the three months ended August 31, 2006 is as follows. Note that the three months ended August 31, 2005 is not presented as prior to February 1, 2006 we did not consolidate the H-3C segment.
(in thousands)

	Three Months Ended August 31, 2006
	SCN	H-3C	Eliminations[1]	Total
Revenue	$155,823	$169,968	$(25,647)	$300,144
Gross profit	56,345	80,084	—	136,429
Sales and marketing, research and development, and general and administrative	85,403	59,788	—	145,191
Restructuring, amortization, and in-process research and development	3,516	8,590	—	12,106
Operating income (loss)	(32,574)	11,706	—	(20,868)
Net income (loss)	$(23,375)	$18,249	$(8,942)	$(14,068)

Assets	$1,453,244	$453,885	$(28,240)	$1,878,889

1 —	Represents eliminations for inter-company sales as well as the recording of minority interest related to Huawei’s 49 percent ownership in the joint-venture.
Certain product groups accounted for a significant portion of our sales. Sales from these product groups as a percentage of total sales for the respective periods are as follows (in thousands except percentages):

	Three Months Ended August 31,
	2006		2005
Networking	$244,033	81.3%	$127,054	71.5%
Security	25,462	8.5	16,876	9.5
Voice	15,949	5.3	15,408	8.7
Services	8,351	2.8	7,835	4.4
Connectivity Products	6,349	2.1	10,463	5.9

Total	$300,144		$177,636

During the quarter Huawei Technologies together with its affiliates became a customer which represents at least 10% of total consolidated sales. The customer is part of the H-3C segment.
NOTE 12. GEOGRAPHIC INFORMATION
Sales by geographic region are as follows (in thousands):

	Three Months Ended August 31,
	2006	2005
North America	$58,423	$68,624
Latin and South America	15,319	14,117
Europe, Middle East, and Africa	69,534	74,908
Asia Pacific	156,868	19,987

Total	$300,144	$177,636

Sales information by geography to the extent available is reported based on the customer’s designated delivery point, except in the case of H-3C’s Original Equipment Manufacturer, or OEM, sales which are based on the hub locations of H-3C’s OEM partners.
NOTE 13. LITIGATION
We are a party to lawsuits in the normal course of our business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We believe that we have meritorious defenses in the matter set forth below in which we are named as a defendant. An unfavorable resolution of the lawsuit described below could adversely affect our business, financial position, or results of operations. We cannot estimate the loss or range of loss that may be reasonably possible as a result of this litigation and, accordingly, we have not recorded any associated liability in our consolidated balance sheets.
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
Our long-term technology-based strategy centers on enterprises and public sector organizations migrating to secure Internet Protocol (IP) based infrastructures that deliver converged voice and data applications. Our products and services can generally be classified in the following categories:
•	Networking;

•	Security;

•	Voice;

•	Services; and

•	Connectivity Products.
We have undergone significant changes in recent years, including:
•	significant headcount reductions and consolidation of facilities;

•	restructuring activities which included outsourcing of information technology, all manufacturing activity in our SCN segment, and other functions, and selling excess facilities;

•	significant changes to our executive leadership;

•	forming the Huawei-3Com joint venture (H-3C);

•	acquisition of majority ownership of H-3C;

•	acquiring TippingPoint Technologies, Inc.; and

•	realigning our sales and marketing channels and expenditures.
We believe an overview of these significant recent events is helpful to an understanding of our operating results.
Significant Events
On November 17, 2003, we formed our joint venture, Huawei-3Com (H-3C), which is domiciled in Hong Kong and has its principal operating center in Hangzhou, China. We contributed $160.0 million in cash, assets related to our operations in China and Japan, and licenses to intellectual property related to those operations in exchange for a 49 percent ownership interest of the joint venture. In the first quarter of fiscal 2005, we expanded the joint venture’s market to include Hong Kong in addition to China and Japan. In the third quarter of fiscal 2006, we further expanded H-3C’s available markets to include several additional countries. We expect this venture to continue to provide three key benefits to us — an expanded product line, access to lower cost and highly effective engineering talent, and a significant presence in the China, Japan, Hong Kong, and other developing markets.
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
We have introduced multiple new products targeted at the medium to large enterprise market, including modular switches and routers, as well as VoIP, security and wireless solutions. We also continue to develop solutions for the small to medium enterprise market, including a unified switch offering, VoIP, smart switches, and Power over Ethernet technology.
During the three months ended August 31, 2006 we continued to experience strong results in our H-3C segment and we reduced operating expenses in our SCN business segment, offset in-part by continued investment in the TippingPoint security business.
On October 5, 2006 we announced the election of Dominique Trempont to our board of directors and, effective October 9, 2006, to the Board’s Audit and Finance Committee. We also announced that Julie St. John resigned from our Board and its Audit and Finance Committee effective September 29, 2006. Following Ms. St. John’s departure, we were, for a brief period, not compliant with NASDAQ’s governance requirement to maintain three audit committee members. We regained compliance on October 9, 2006 when Mr. Tempont officially joined such committee.
Summary of Three Months Ended August 31, 2006 Financial Performance
•	Our sales in the three months ended August 31, 2006 were $300.1 million, compared to sales of $177.6 million in the three months ended August 31, 2005, an increase of $122.5 million, or 69.0 percent.

•	Our gross margin improved to 45.5 percent in the three months ended August 31, 2006 from 39.4 percent in the three months ended August 31, 2005.

•	Our operating expenses in the three months ended August 31, 2006 were $157.3 million, compared to $116.8 million in the three months ended August 31, 2005, a net increase of $40.5 million, or 34.7 percent.

•	Our net loss in the three months ended August 31, 2006 was $14.1 million, compared to a net loss of $42.0 million in the three months ended August 31, 2005. In the three months ended August 31, 2006 net loss in our SCN segment was $23.4 million which was partially offset by net income of $18.2 million in our H-3C segment before reflecting the minority interest to Huawei of $8.9 million.

•	Our balance sheet remained strong with cash and equivalents and short-term investment balances of $915.7 million as of August 31, 2006, compared to cash and equivalents and short-term investment balances of $864.3 million at the end of fiscal 2006.
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
Another key priority will be to determine future H-3C ownership pursuant to a negotiated purchase or the bid process.
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
Our action plan for fiscal 2007 are based on certain assumptions concerning the overall economic outlook for the markets in which we operate, the expected demand for our products, our ability to compete effectively and gain market share, and the cost and expense structure of our business. These assumptions could prove to be inaccurate. If current economic conditions deteriorate, or if our planned actions are not successful in achieving our goals, there could be additional adverse impacts on our financial position, sales, profitability or cash flows. In that case, we might need to modify our strategic focus and restructure our business again to realign our resources and achieve additional cost and expense savings.
We are committed to our objective of being a leading provider of secure, converged networking solutions for small, medium and large enterprises. We believe that our recent initiatives and our business strategy are consistent with our goals of growth and profitability over the longer term.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are described in Note 2 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006. These policies continue to be those that we feel are most important to a reader’s ability to understand our financial results. In addition, effective June 1, 2006, we adopted SFAS No. 123R, which we have identified as an additional critical accounting policy, and have provided a description of that policy below.
Stock-based Compensation. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, which requires all stock-based compensation to employees (as defined in SFAS No. 123R), including grants of employee stock options, restricted stock awards, and restricted stock units, to be recognized in the financial statements based on their fair values.
Estimates of the fair value of equity awards in future periods will be affected by the market price of our common stock, as well as the actual results of certain assumptions used to value the equity awards. These assumptions include, but are not limited to, the expected volatility of the common stock, the expected term of options granted, and the risk free interest rate.
The fair value of stock options and employee stock purchase plan shares is determined by using the Black-Scholes option pricing model and applying the single-option approach to the stock option valuation. The options generally have vesting on an annual basis over a vesting period of four years. We estimate the expected option term by analyzing the historical term period from grant to exercise and also considers the expected term for those options that are outstanding. The expected term of employee stock purchase plan shares is the average of the remaining purchase periods under each offering period. For equity awards granted after June 1, 2006, the volatility of the common stock is estimated using the historical volatility, as allowed in Staff Accounting Bulletin (“SAB”) No. 107.
The risk-free interest rate used in the Black-Scholes option pricing model is determined by looking at historical U.S. Treasury zero-coupon bond issues with terms corresponding to the expected terms of the equity awards. In addition, an expected dividend yield of zero is used in the option valuation model, because we do not expect to pay any cash dividends in the foreseeable future. Lastly, in accordance with SFAS No. 123R, we are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. In order to determine an estimated pre-vesting option forfeiture rate, we used historical forfeiture data, which yields a forfeiture rate of 27%. We believe this historical forfeiture rate to be reflective of our anticipated rate on a go-forward basis. This estimated forfeiture rate has been applied to all unvested options and restricted stock outstanding as of June 1, 2006 and to all options and restricted stock granted since June 1, 2006. Therefore, stock-based compensation expense is recorded only for those options and restricted stock that are expected to vest.
RESULTS OF OPERATIONS
THREE MONTHS ENDED AUGUST 31, 2006 AND 2005
The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	August 31,
	2006	2005
Sales	100.0%	100.0%
Cost of sales	54.5	60.6

Gross profit margin	45.5	39.4
Operating expenses:
Sales and marketing	25.7	39.5
Research and development	15.9	11.9
General and administrative	6.8	10.3
Amortization and write-down of intangible assets	4.1	2.2
Restructuring charges	0.0	1.9

Total operating expenses	52.4	65.7

Operating loss	(7.0)	(26.3)
Gain (loss) on investments, net	0.8	(0.2)
Interest income, net	3.3	3.3
Other income, net	1.6	0.1

Loss before income taxes and equity interest	(1.3)	(23.1)
Income tax provision	(0.4)	(0.5)
Equity interest in loss of unconsolidated joint venture	—	(0.0)
Minority interest in income of consolidated joint venture	(3.0)	—

Net loss	(4.7)%	(23.7)%

Sales
Sales increased $122.5 million, or 69.0%, in the three months ended August 31, 2006 compared to the same period in the previous fiscal year. This growth is primarily attributable to the inclusion of H-3C sales in the current period. The increase was partially offset by decreases in networking revenues in our SCN segment, largely resulting from the business challenges described earlier.
Sales by major product categories are as follows (dollars in millions):

	Three Months Ended
	August 31,
	2006		2005
Networking	$244.0	81%	$127.1	72%
Security	25.5	9%	16.9	9%
Voice	15.9	5%	15.4	9%
Services	8.4	3%	7.8	4%
Connectivity Products	6.3	2%	10.4	6%

Total	$300.1	100%	$177.6	100%

Networking revenue includes sales of our Layer 2 and Layer 3 stackable 10/100/1000 managed switching lines, our modular switching lines and routers, wireless switching offerings and our OfficeConnect and baseline-branded small to medium-sized enterprise market products. Sales of our networking products increased $116.9 million or 92% in the three months ended August 31, 2006 compared to the same period in the previous fiscal year. The increase in the three months ended August 31, 2006 is primarily attributable to the inclusion of H-3C’s sales in the current period partially off-set by lower revenue in the SCN segment.
Security revenue includes our TippingPoint products and services, as well as other security products, such as VPN offerings. Sales of our security products increased $8.6 million or 51% in the three months ended August 31, 2006 compared to the same period in the previous fiscal year. The increase is primarily driven by increased sales of our SCN security products and the inclusion of H-3C’s security offerings.
Voice revenue includes our VCX™ and NBX® VoIP product lines, as well as voice gateway offerings. Sales of our Voice products increased $0.5 million or 3% in the three months ended August 31, 2006 compared to the same period in the previous fiscal year. This increase is primarily attributable to the inclusion of H-3C’s sales in the current period largely offset by lower SCN voice solution sales in the rest of the world.
Services revenue includes professional services and maintenance contracts, excluding TippingPoint maintenance which is included in security. Services revenue increased $0.6 million or 8% in the three months ended August 31, 2006, when compared to the same period in the previous fiscal year. The increase in the service revenue is primarily attributable to the inclusion of H-3C’s results in the current period.
Connectivity Products revenue includes our legacy network interface card, personal computer card, and mini-peripheral component interconnect form factors. Sales of our connectivity products decreased $4.1 million or 39% in the three months ended August 31, 2006 compared to the same period in the previous fiscal year. In the fourth quarter of fiscal 2006 we made a decision to end-of-life many connectivity products as we determined that the cost to ensure European Union Restriction of Hazardous Substance (RoHS) compliance was not commensurate to our future projected revenue streams. We expect sales from connectivity products to decline again in the remainder of fiscal 2007 due to reduced demand for our products, our end of life decision and continued pricing pressures.

Gross Margin
Gross margin improved 6.1 points to 45.5% in the three months ended August 31, 2006 from 39.4% in the same period in the previous fiscal year. Significant components of the improvement in gross profit margins were as follows:

1) Consolidation of H-3C	9.3
2) SCN cost improvements	5.0
3) SCN product mix and selling price reductions	(6.5)
4) SCN volume impact	(1.7)

Total	6.1%

1)	The increase is due to the consolidation of H-3C results in the current period. H-3C products generally have higher gross margins.

2)	The increase in the SCN margin was the result of lower product and service material and delivery costs.

3)	The decrease in the SCN margin was the result of lower average selling prices and an unfavorable shift in product mix.

4)	The decrease in the SCN margin was the result of lower revenue on the portion of our costs that are fixed in nature.
Operating Expenses

	Three Months Ended
(Dollars in millions)	August 31,		Change
	2006	2005	$	%
Sales and marketing	$77.1	$70.1	$7.0	10%
Research and development	47.8	21.2	26.6	125%
General and administrative	20.3	18.2	2.1	12%
Amortization of intangible assets	12.2	3.9	8.3	213%
Restructuring	(0.1)	3.4	(3.5)	*

Total	$157.3	$116.8	$40.5	35%

*	percentage calculation not meaningful
Sales and Marketing. The most significant factors in the increase in the three months ended August 31, 2006 compared to the same period in fiscal 2006 were the inclusion of H-3C’s expenses in the current fiscal period partially offset by a reduction in the SCN sales and marketing expenses. The reduction of the SCN sales and marketing expenses were primarily related to the reduction of marketing expenses, and a reduction in employee related expenses in the three months ended August 31, 2006.
Research and Development. The most significant factors contributing to the increase in the three months ended August 31, 2006 compared to the same period in fiscal 2006 were the inclusion of H-3C’s expenses in the current fiscal period and a slight increase in SCN research and development expenses. The slight increase in the SCN research and development costs were increased investment in the TippingPoint research and development team and the increase in performance related compensation expenses partially offset by reduced non recurring engineering projects and employee related expenses in the non-TippingPoint related SCN segment.
General and Administrative. The most significant factors in the increase in the three months ended August 31, 2006 compared to the same period in fiscal 2006 were the inclusion of H-3C’s expenses in the current fiscal period partially offset by a reduction in the SCN general and administrative expenses. The reduction of the SCN general and administrative expenses were primarily related to the reduced workforce-related expenses due to our restructuring initiatives and reduced IT and facilities-related expenses in three months ended August 31, 2006. Because we granted options and restricted stock to our new CEO and other employees on September 5, 2006 (i.e., after our August 31, 2006 quarter end) we currently expect that stock-based compensation expense allocable to general and administrative expenses will increase on a sequential basis.
Amortization of Intangible Assets. Amortization of intangible assets increased in the three months ended August 31, 2006 when compared to the previous fiscal year due to the consolidation of H-3C’s results beginning in the fourth quarter in fiscal year 2006. These assets are being amortized on a straight-line basis over their estimated useful lives of between two and six years.
Restructuring Charges
Restructuring charges in the three months ended August 31, 2006 included $7.6 million for severance and outplacement costs and $0.3 million for facilities-related charges and long-term asset write-downs more than offset by an $8.0 gain on the sale of our Santa Clara facility.
Restructuring charges in the three months ended August 31, 2005 included $2.0 million for severance and outplacement costs and $1.4 million for facilities-related charges and long-term asset write-downs as we consolidated facilities and vacated leased offices.
See Note 4 to Condensed Consolidated Financial Statements for a more detailed discussion of restructuring charges.
Gain (loss) on Investments, Net
Net gains on investments were $2.3 million in the three months ended August 31, 2006 primarily reflecting a $2.4 million gain from the sale of certain investment portfolios. Net loss on investments was $0.4 million in the three months ended August 31, 2005 primarily due to fair value adjustments of investments in limited partnership venture capital funds, which have subsequently been sold.
Interest Income, Net
Interest income, net was $10.1 million in the three months ended August 31, 2006, an increase of $4.3 million compared to the corresponding period in the previous fiscal year. This increase is primarily attributable to the inclusion of H-3C’s cash balance in the current period and higher interest rates applicable to cash, cash equivalents and short term investments in the SCN segment.
Other Income, Net
Other income, net was $4.7 million in the three months ended August 31, 2006, an increase of $4.6 million compared to the three months ended August 31, 2005. The increase was primarily due to other income from H-3C for an operating subsidy program by the Chinese tax authorities funded by VAT taxes collected by H-3C from purchasers of certain software products. Future subsidy payments are subject to the discretion of the Chinese tax authorities
Income Tax (Provision) Benefit
Our income tax provision was $1.4 million, an increase of $0.4 million for the three months ended August 31, 2006 when compared to the previous fiscal period. The income tax provision increase was primarily due to the inclusion of H-3C’s results in the current period. The income tax provision in both periods was the result of providing for taxes in certain state and foreign jurisdictions. Chinese tax authorities approved a change in H-3C’s enacted tax rate from a 24% rate before tax holidays to a 15% rate before tax holidays. Consequently, we currently expect the H-3C statutory rate to be 7.5% for the calendar years 2006, 2007 and 2008.
Equity Interest in Loss of Unconsolidated Joint Venture
In the three months ended August 31, 2005 we accounted for our investment in H-3C by the equity method. In the three months ended August 31, 2005, we recorded an insignificant charge representing our share of the net loss reported by H-3C in its three months ended June 30, 2005. In fiscal 2007 H-3C is consolidated for accounting purposes.
Minority Interest of Huawei in the Income of Consolidated Huawei-3Com Joint Venture
In the three months ended August 31, 2006 we recorded an allocation to minority interest of $8.9 million representing Huawei’s 49% interest in the net income reported by the H-3C joint venture for the three months ended June 30, 2006. In the three months ended August 31, 2005 H-3C was accounted for under the equity method.
Net Loss
Our net loss in the three months ended August 31, 2006 was $14.1 million, a $27.9 million reduction in net loss when compared to the previous fiscal period. This improvement is driven by an $18.6 million improvement in the overall performance of our SCN segment and a net $9.3 million improvement from our ownership in our H-3C segment.
LIQUIDITY AND CAPITAL RESOURCES
Cash and equivalents and short-term investments as of August 31, 2006 were $915.7 million, an increase of $51.4 million compared to the balance of $864.3 million as of May 31, 2006. The following table shows the major components of our condensed consolidated statements of cash flows for the three months ended August 31, 2006 and 2005:

(In millions)	Three Months Ended
	August 31,
	2006	2005

Cash and equivalents, beginning of period	$501.1	$268.5
Net cash provided by (used in) operating activities	3.3	(55.7)
Net cash provided by (used in) investing activities	17.3	(44.8)
Net cash provided by (used in) financing activities	2.7	(0.0)
Other	0.8	0.5

Cash and equivalents, end of period	$525.2	$168.5

In the three months ended August 31, 2005 H-3C was accounted for under the equity method. The three months ended August 31, 2006 include $196.4 million of H-3C cash and equivalents.
Net cash provided by operating activities was $3.3 million in the three months ended August 31, 2006, primarily reflecting our net loss of $14.1 million, gains on sales of assets of $10.0 million, and increased deferred income taxes of $3.7 million, more than offset by $20.1 million of depreciation and amortization, the minority interest in H-3C of $8.9 million and $3.3 million of stock based compensation. Changes in assets and liabilities resulted in a net use of cash of $1.1 million, with inventory increasing $21.7 million primarily due to increased inventory positions in our H-3C segment, largely offset by $18.5 million in increased other liabilities, primarily in our H-3C segment.
Net cash provided by investing activities was $17.3 million for the three months ended August 31, 2006, consisting of $33.1 million of proceeds from the sale of the Santa Clara facility and insurance proceeds for the previously disclosed damage to our Hemel Hemstead facility, partially offset by $9.8 million of net outflows related to purchases, sales and maturities of investments and by $6.0 million of outflows related to purchases of property and equipment. We made investments totaling $190.3 million in the three months ended August 31, 2006 in municipal and corporate bonds and government agency instruments. In the three months ended August 31, 2006 proceeds from maturities and sales of investments includes sales of municipal and corporate bonds and government agency instruments of $163.5 million. In August 2006 we sold certain limited partnership interests and generated cash of approximately $17.0 million with a gain on sale of investments of $2.4 million and eliminated our future capital call requirements.
Net cash provided by financing activities was $2.7 million in the three months ended August 31, 2006. During the three months ended August 31, 2006, we repurchased $.2 million of shares of restricted stock awards upon vesting from employees including those shares to satisfy the tax withholding obligations that arise in connection with such vesting. This was offset by proceeds of $2.9 million from issuances of our common stock upon exercise of stock options. On March 23, 2005, our Board of Directors approved a stock repurchase program providing for expenditures of up to $100.0 million through March 31, 2007. Under the stock repurchase program, we may repurchase shares of our common stock having an aggregate purchase price of up to $100.0 million in the open market, in privately negotiated transactions with shareholders or using derivative transactions; provided, however, that all repurchases must be pre-approved by the Audit and Finance Committee of the Board of Directors. We have not made any purchases to date under this program. There is no requirement that we repurchase shares under the program and the program may be discontinued at any time.
During the year ended May 31, 2005, we entered into an agreement facilitating the issuance of standby letters of credit and bank guarantees required in the normal course of business. As of August 31, 2006, such bank-issued standby letters of credit and guarantees totaled $6.8 million, including $6.1 million relating to potential foreign tax, custom, and duty assessments.
We currently have no material capital expenditure purchase commitments other than ordinary course purchases of computer hardware, software and leasehold improvements.
We currently believe that our existing cash, cash equivalents and short-term investments will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months.
EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We have not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on our results of operations or financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We hold marketable equity traded securities that have a brief trading history and are highly subject to market price volatility. We do not believe the equity security price fluctuations of plus or minus 50 percent would have a material impact on the value of these securities as of August 31, 2006.
There have been no material changes in market risk exposures from those disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES
Our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of our quarter ended September 1, 2006 pursuant to Exchange Act Rule 13a-15(b). The term “disclosure controls and procedures,” as defined under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of our quarter ended September 1, 2006, our disclosure controls and procedures were effective.
The annual evaluation of internal control over financial reporting will first include H-3C with respect to our fiscal year ending June 1, 2007 and the related annual report on Form 10-K. We anticipate that we will incur considerable costs and use significant management time and other resources in the effort to bring H-3C into compliance with Section 404 and other requirements of the Sarbanes-Oxley Act.
There have been no changes in our internal control over financial reporting that occurred during the three months ended August 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred significant net losses in recent fiscal periods, including $14 million for the three months ended August 31, 2006, $101 million for the year ended May 31, 2006, and $196 million for year ended May 31, 2005, and we may not be able to return to profitability.
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
H-3C, which is domiciled in Hong Kong and has its principal operations in Hangzhou, China, is subject to all of the operational risks that normally arise for a technology company with global operations including risks relating to research and development, manufacturing, sales, service, marketing, and corporate functions. Given the significance of H-3C to our financial results, if H-3C is not successful, our business will likely be adversely affected.
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
H-3C derives a material portion of its sales from or through Huawei. In the three months ended August 31, 2006 for the H-3C segment Huawei accounted for 30% of the revenue for the segment. Should Huawei reduce its business with H-3C, H-3C’s sales will suffer. Further, Huawei provides certain foreign office support platforms for H-3C. If Huawei ceases this support, international operations will be more burdensome and expensive for H-3C. Huawei also provides certain information technology, software licensing and rental of premises to H-3C.
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
Competition for qualified employees is intense. If we fail to attract, hire, or retain qualified personnel, our business will be harmed. We have experienced significant turnover in our management team in the last several years and we may continue to experience change at this level. If we cannot retain qualified senior managers, our business may not succeed. In addition, in order to calculate our stock-based compensation charge, we make assumptions regarding several factors, including the forfeiture rate for our equity instruments. If we are successful in retaining management and other key employees with significant equity compensation, we will likely decrease our future forfeiture rate assumptions, which will in turn likely increase our stock-based compensation charge.
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
We continue to look for ways to decrease cost and improve efficiency by contracting with other companies to perform functions or operations that, in the past, we have performed ourselves. We have outsourced the majority of our manufacturing and logistics for our SCN products. We now rely on outside vendors to meet the majority of our manufacturing needs as well as a significant portion of our IT needs for the SCN segment. Additionally, we outsource certain functions to Siemens Business Services for technical support and product return services. To achieve future cost savings or operational benefits, we may expand our outsourcing activities to cover additional services which we believe a third party may be able to provide in a more efficient or effective manner than we could do internally ourselves.
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
We focus on enterprise networking, and our results of operations may fluctuate based on factors related entirely to conditions in this market.
Our focus on enterprise networking may cause increased sensitivity to the business risks associated specifically with the enterprise networking market and our ability to execute successfully on our strategies to provide superior solutions for larger and multi-site enterprise environments. To be successful in the enterprise networking market, we will need to be perceived by decision making officers of large enterprises as committed for the long-term to the high-end networking business. Also, expansion of sales to large enterprises may be disruptive in a variety of ways, such as adding larger systems integrators that may raise channel conflict issues with existing distributors, or a perception of diminished focus on the small and medium enterprise market.
A significant portion of our SCN sales is derived from a small number of resellers. If any of these partners reduces its business with us, our business could be seriously harmed.
We distribute many of our products through two-tier distribution channels that include distributors, systems integrators and Value Added Resellers (“VARs”). A significant portion of our sales is concentrated among a few distributors; our two largest distributors accounted for a combined 35 percent of SCN sales for the three months ended August 31, 2006, a combined 34 percent of SCN sales for the year ended May 31, 2006 and a combined 34 percent of SCN sales for year ended May 31, 2005. If either of these distributors reduces its business with us, our sales and overall results of operations could be adversely affected.
We depend on distributors who maintain inventories of our products. If the distributors reduce their inventories of our products, our sales could be adversely affected.
We work closely with our distributors to monitor channel inventory levels and ensure that appropriate levels of products are available to resellers and end users. Our target range for channel inventory levels is between three and five weeks of supply on hand at our distributors. Partners with a below-average inventory level may incur “stock outs” that would adversely impact our sales. Our distribution agreements typically provide that our distributors may cancel their orders on short notice with little or no penalty. If our channel partners reduce their levels of inventory of our products, our sales would be negatively impacted during the period of change.
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
Chinese regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with Chinese accounting standards and regulations. Our joint venture, a Hong Kong entity, does business through a Chinese entity that is required to set aside a portion of its after-tax profits according to Chinese accounting standards and regulations to fund certain reserves. The Chinese government also imposes controls on the conversion of Renminbi into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. These restrictions may in the future limit our ability to receive dividends or repatriate funds from H-3C.
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
Whether we are defending the assertion of intellectual property rights against us, or asserting our intellectual property rights against others, intellectual property litigation can be complex, costly, protracted, and highly disruptive to business operations because it may divert the attention and energies of management and key technical personnel. Further, plaintiffs in intellectual property cases often seek injunctive relief and the measures of damages in intellectual property litigation are complex and often subjective or uncertain. Thus, the existence of this type of litigation, or any adverse determinations related to such litigation, could subject us to significant liabilities and costs. If any of our OEM, Original Design Manufacturer, or ODM, or joint venture partners become involved in intellectual property disputes and are unable to hold us harmless, then we may incur liabilities or suffer disruption of our business. Any one of these factors could adversely affect our sales, gross margin, overall results of operations, cash flow or financial position.
In addition, the legal systems of many foreign countries do not protect or honor intellectual property rights to the same extent as the legal system of the United States. For example, in China, the legal system in general, and the intellectual property regime in particular, are still in the development stage. It may be very difficult, time-consuming and costly for us to attempt to enforce our intellectual property rights, and those of H-3C, in these jurisdictions.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes repurchases of our stock, including shares returned to satisfy employee tax withholding obligations, in the three months ended August 31, 2006:

				Total Number of	Dollar
				Shares Purchased as	Value of Shares
	Total Number		Average	Part of Publicly	that May Yet Be
	of Shares		Price Paid	Announced Plans or	Purchased Under the
Period	Purchased		per Share	Programs(1)	Plans or Programs

June 3, 2006 through June 30, 2006	1,223	(2)	$4.56	—	$100,000,000
July 1, 2006 through July 28, 2006	34,127	(2)	5.04	—	$100,000,000
July 29, 2006 through September 1, 2006	2,093	(2)	4.41	—	$100,000,000

Total	37,443		$4.99	—	$100,000,000

(1)	On March 23, 2005, our Board of Directors approved a new stock repurchase program providing for expenditures of up to $100.0 million through March 31, 2007, provided that all repurchases are pre-approved by the Audit and Finance Committee of the Board of Directors. We did not repurchase shares of our common stock pursuant to this authorization in the three months ended August 31, 2006. However, we may use cash to repurchase shares in future periods. Our last open market purchase was made in August, 2004 for 10,700,041 shares.

(2)	Represents shares returned to us to satisfy tax withholding obligations that arose upon the vesting of restricted stock awards.

ITEM 6.	EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	002-92053	2.1	4/4/00
2.2	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.	10-Q	002-92053	2.11	4/4/00
2.3	Asset Purchase Agreement by and between the Registrant and UTStarcom, Inc. dated March 4, 2003	8-K	000-12867	10.1	6/9/03
2.4	Agreement and Plan of Merger, dated December 13, 2004, by and among the Registrant, Topaz Acquisition Corporation and TippingPoint Technologies, Inc.	8-K	000-12867	2.1	12/16/04
2.5	Securities Purchase Agreement by and among 3Com Corporation, 3Com Technologies, Huawei Technologies Co., Ltd. and Shenzen Huawei Investment & Holding Co., Ltd., dated as of October 28, 2005	8-K/A	000-12867	2.1	3/30/06
3.1	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger	10-Q	002-92053	3.4	10/8/99
3.2	Registrant’s Bylaws, as amended on March 23, 2005	8-K	000-12867	3.1	3/28/05
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	10-Q	000-12867	3.6	10/11/01
4.1	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002	8-A/A	000-12867	4.1	11/27/02
10.1	3Com Corporation Employment Agreement, dated as of August 8, 2006 between the registrant and Edgar Masri *	8-K	000-12867	10.1	8/9/06
10.2	3Com Corporation Stand Alone Stock Option Agreement dated September 5, 2006 by and between Edgar Masri and 3Com Corporation *					X
10.3	Form of 3Com Corporation 2003 Stock Plan Restricted Stock Unit Grant Award Agreement*					X
10.4	Executive Officer Fiscal 2007 Compensation*	8-K	000-12867	Text of Item 1.01	6/26/06
10.5	3Com Corporation Consultant Services Agreement made as of August 8, 2006 by and between 3Com Corporation and Anik Bose	8-K	000-12867	10.1	8/11/06
10.6	Purchase and Sale Agreement made as of July 24, 2006 by and between 3Com Corporation and SSC II, L.P.	8-K	000-12867	10.1	7/26/06
10.7	Agreement for the Lease of Hangzhou Real Property between Huawei Technologies Co. Ltd. and Hangzhou Huawei-3Com					X

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
Technology Co., Ltd. dated January 1, 2004
31.1	Certification of Principal Executive Officer					X
31.2	Certification of Principal Financial Officer					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3Com Corporation (Registrant)
Dated: October 10, 2006	By:	/s/ DONALD M. HALSTED, III
Donald M. Halsted, III
Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer and a duly authorized officer of the registrant)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	002-92053	2.1	4/4/00
2.2	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.	10-Q	002-92053	2.11	4/4/00
2.3	Asset Purchase Agreement by and between the Registrant and UTStarcom, Inc. dated March 4, 2003	8-K	000-12867	10.1	6/9/03
2.4	Agreement and Plan of Merger, dated December 13, 2004, by and among the Registrant, Topaz Acquisition Corporation and TippingPoint Technologies, Inc.	8-K	000-12867	2.1	12/16/04
2.5	Securities Purchase Agreement by and among 3Com Corporation, 3Com Technologies, Huawei Technologies Co., Ltd. and Shenzen Huawei Investment & Holding Co., Ltd., dated as of October 28, 2005	8-K/A	000-12867	2.1	3/30/06
3.1	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger	10-Q	002-92053	3.4	10/8/99
3.2	Registrant’s Bylaws, as amended on March 23, 2005	8-K	000-12867	3.1	3/28/05
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	10-Q	000-12867	3.6	10/11/01
4.1	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002	8-A/A	000-12867	4.1	11/27/02
10.1	3Com Corporation Employment Agreement, dated as of August 8, 2006 between the registrant and Edgar Masri *	8-K	000-12867	10.1	8/9/06
10.2	3Com Corporation Stand Alone Stock Option Agreement dated September 5, 2006 by and between Edgar Masri and 3Com Corporation *					X
10.3	Form of 3Com Corporation 2003 Stock Plan Restricted Stock Unit Grant Award Agreement*					X
10.4	Executive Officer Fiscal 2007 Compensation*	8-K	000-12867	Text of Item 1.01	6/26/06
10.5	3Com Corporation Consultant Services Agreement made as of August 8, 2006 by and between 3Com Corporation and Anik Bose	8-K	000-12867	10.1	8/11/06
10.6	Purchase and Sale Agreement made as of July 24, 2006 by and between 3Com Corporation and SSC II, L.P.	8-K	000-12867	10.1	7/26/06
10.7	Agreement for the Lease of Hangzhou Real Property between Huawei Technologies Co. Ltd. and Hangzhou Huawei-3Com					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

Technology Co., Ltd. dated January 1, 2004
31.1	Certification of Principal Executive Officer					X
31.2	Certification of Principal Financial Officer					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan