Form 10-Q
period 2006-12-01
3COM CORP
filed 2007-01-09
CIK 738076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 1, 2006
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
Yes ☐ No ☑
As of December 29, 2006, 397,308,221 shares of the registrant’s common stock were outstanding.

3COM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 1, 2006

We use a 52 or 53 week fiscal year ending on the Friday nearest to May 31, with each fiscal quarter ending on the Friday generally nearest August 31, November 30 and February 28. For presentation purposes, the periods are shown as ending on August 31, November 30, February 28 and May 31, as applicable.
3Com, the 3Com logo, NBX, OfficeConnect, and TippingPoint Technologies, are registered trademarks of 3Com Corporation or its subsidiaries. VCX and TippingPoint are trademarks of 3Com Corporation. Other product and brand names may be trademarks or registered trademarks of their respective owners.
This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future: future growth; H3C, our joint venture in China, including revenues, strategy, growth, purchase of additional equity interest in H3C and the financing thereof (including our loan commitment and loan terms), dependence, statutory tax rate, expected benefits, allocations of purchase price and expected purchase accounting impacts, consolidation, integration, incentive programs, EARP payments, transition costs and resources needed to comply with Sarbanes-Oxley and manage operations; TippingPoint acquisition; investments in TippingPoint business; strategy for improving profitability of our SCN segment; environment for enterprise networking equipment; challenges relating to sales growth; leveraging and enhancing our relationship with H3C; development and execution of our “go-to-market” strategy; strategic product and technology development plans; designing an appropriate business model, strategic plan and infrastructure to reach sustained profitability; dependence on China; ability to satisfy cash requirements for the next twelve months; effect and benefits of restructuring activities; potential acquisitions and strategic relationships; outsourcing; competition and pricing pressures; estimated changes, future possible effects and effects of changes in key assumptions made in the application of SFAS No. 123R; expected restructuring actions and expenses; expected decline in sales of connectivity products; and possible repurchase of shares; and you can identify these and other forward-looking statements by the use of words such as “may,” “can,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.
Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part II, Item 1A Risk Factors. All forward-looking statements included in this document are based on our assessment of information available to us at the time this report is filed. We have no intent, and disclaim any obligation, to update any forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
3COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(In thousands, except per share data)	2006	2005	2006	2005

Sales	$332,976	$184,332	$633,120	$361,968
Cost of sales (including stock-based compensation expense of $382 and $65 for the three months ended November 30, 2006 and 2005, respectively, and $701 and $74 for the six months ended November 30, 2006 and 2005, respectively)	182,825	110,017	346,540	217,587

Gross profit	150,151	74,315	286,580	144,381

Operating expenses:
Sales and marketing (including stock-based compensation expense of $1,567 and $1,217 for the three months ended November 30, 2006 and 2005, respectively, and $2,805 and $1,283 for the six months ended November 30, 2006 and 2005, respectively)	76,188	67,694	153,310	137,812
Research and development (including stock-based compensation expense of $1,546 and $2,140 for the three months ended November 30, 2006 and 2005, respectively, and $2,714 and $2,170 for the six months ended November 30, 2006 and 2005, respectively)	48,151	23,225	95,944	44,422
General and administrative (including stock-based compensation expense of $3,454 and $1,675 for the three months ended November 30, 2006 and 2005, respectively, and $4,017 and $2,205 for the six months ended November 30, 2006 and 2005, respectively)	22,341	18,292	42,617	36,505
Amortization and write-down of intangible assets	12,221	3,862	24,402	7,724
Restructuring charges	630	3,468	555	6,829

Total operating expenses	159,531	116,541	316,828	233,292

Operating loss	(9,380)	(42,226)	(30,248)	(88,911)
(Loss) Gain on investments, net	(911)	3,511	1,381	3,097
Interest income, net	11,447	6,630	21,537	12,466
Other income, net	12,616	487	17,334	640

Income (loss) before income taxes, equity interest in loss of unconsolidated joint venture and minority interest	13,772	(31,598)	10,004	(72,708)
Income tax (provisions) benefit	(2,315)	21,893	(3,673)	20,978
Equity interest in loss of unconsolidated joint venture	—	(995)	—	(1,011)
Minority interest in income of consolidated joint venture	(14,973)	—	(23,915)	—

Net loss	$(3,516)	$(10,700)	$(17,584)	$(52,741)

Basic and diluted net loss per share	$(0.01)	$(0.03)	$(0.04)	$(0.14)

Shares used in computing per share amounts:
Basic and diluted	393,352	385,442	392,619	384,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30,	May 31,
(In thousands, except per share data)	2006	2006
ASSETS
Current assets:
Cash and equivalents	$529,180	$501,097
Short-term investments	339,358	363,250
Notes receivable	62,359	63,224
Accounts receivable, less allowance for doubtful accounts of $22,424 and $16,422, respectively	155,181	115,120
Inventories	142,671	148,819
Other current assets	57,715	57,835

Total current assets	1,286,464	1,249,345
Property and equipment, less accumulated depreciation and amortization of $221,051 and $232,944, respectively	78,868	89,109
Goodwill	354,259	354,259
Intangible assets, net	87,344	111,845
Deposits and other assets	24,877	56,803

Total assets	$1,831,812	$1,861,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$122,166	$153,245
Accrued liabilities and other	341,287	318,036

Total current liabilities	463,453	471,281
Deferred revenue and long-term obligations	2,685	13,788
Minority interest	157,061	173,930
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value, 990,000 shares authorized; shares issued: 397,302 and 393,442, respectively	2,311,303	2,300,396
Unamortized stock-based compensation	—	(7,565)
Retained deficit	(1,105,402)	(1,087,512)
Accumulated other comprehensive income (loss)	2,712	(2,957)

Total stockholders’ equity	1,208,613	1,202,362

Total liabilities and stockholders’ equity	$1,831,812	$1,861,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	November 30,
(In thousands)	2006	2005
Cash flows from operating activities:
Net loss	$(17,584)	$(52,741)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	39,789	21,642
Stock-based compensation charges	10,237	5,732
Gain on property and equipment disposals	(10,920)	(252)
(Gain) loss on investments, net	(1,801)	540
Minority interest in income of consolidated joint venture	23,915	—
Equity interest in loss of unconsolidated joint venture	—	1,011
Deferred income taxes	(5,907)	(214)
Changes in assets and liabilities:
Accounts receivable	(53,149)	(31,366)
Inventories	3,349	(6,846)
Other assets	19,925	3,962
Accounts payable	(30,897)	(2,103)
Other liabilities	18,035	(22,057)

Net cash used in operating activities	(5,008)	(82,692)

Cash flows from investing activities:
Purchases of investments	(224,999)	(250,458)
Proceeds from maturities and sales of investments	269,932	319,724
Purchases of property and equipment	(16,118)	(7,960)
Proceeds from sale of property and equipment	33,108	—

Net cash provided by investing activities	61,923	61,306

Cash flows from financing activities:
Issuances of common stock	12,635	6,930
Repurchases of common stock	(4,708)	(1,267)
Dividend paid to minority interest shareholder	(40,785)	—

Net cash (used in) provided by financing activities	(32,858)	5,663

Effect of exchange rate changes on cash and equivalents	4,026	(478)

Net change in cash and equivalents during period	28,083	(16,201)
Cash and equivalents, beginning of period	501,097	268,535

Cash and equivalents, end of period	$529,180	$252,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our financial position as of December 1, 2006, our results of operations for the three and six months ended December 1, 2006 and December 2, 2005 and our cash flows for the six months ended December 1, 2006 and December 2, 2005.
We use a 52 or 53 week fiscal year ending on the Friday nearest to May 31. For convenience, the condensed consolidated financial statements have been shown as ending on the last day of the calendar month. Accordingly, the three months ended November 30, 2006 ended on December 1, 2006, the three months ended November 30, 2005 ended on December 2, 2005, and the year ended May 31, 2006 ended on June 2, 2006. The results of operations for the three and six months ended December 1, 2006 may not be indicative of the results to be expected for the fiscal year ending June 1, 2007 or any future periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended June 2, 2006.
Recently issued accounting pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. This Interpretation is effective for the first fiscal year beginning after December 15, 2006. We are currently evaluating the impact FIN 48 may have on our financial statements.
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
In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment”, which requires all stock-based compensation to employees (as defined in SFAS No. 123R), including grants of employee stock options, restricted stock awards, restricted stock units, and employee stock purchase plan shares to be recognized in the financial statements based on their fair values. We adopted SFAS No. 123R on June 3, 2006 using the modified prospective transition method and accordingly, prior period amounts have not been restated. In order to determine the fair value of stock options and employee stock purchase plan shares, we use the Black-Scholes option pricing model and apply the single-option valuation approach to the stock option valuation. In order to determine the fair value of restricted stock awards and restricted stock units we use the closing market price of 3Com common stock on the date of grant. We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the awards for options granted following the adoption of SFAS No. 123R. For unvested stock options outstanding as of May 31, 2006, we will continue to recognize stock-based compensation expense using the accelerated amortization method prescribed in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”.

Estimates of the fair value of equity awards in future periods will be affected by the market price of our common stock, as well as the actual results of certain assumptions used to value the equity awards. These assumptions include, but are not limited to, the expected volatility of the common stock, the expected term of options granted, and the risk free interest rate.
As noted above, the fair value of stock options and employee stock purchase plan shares is determined by using the Black-Scholes option pricing model and applying the single-option approach to the stock option valuation. The options generally vest on an annual basis over a period of four years. We estimate the expected option term by analyzing the historical term period from grant to exercise and also consider the expected term for those options that are still outstanding. The expected term of employee stock purchase plan shares is the average of the remaining purchase periods under each offering period. For equity awards granted after May 31, 2006, the volatility of the common stock is estimated using the historical volatility. We believe that historical volatility represents the best information currently available for projecting future volatility.
The risk-free interest rate used in the Black-Scholes option pricing model is determined from the historical U.S. Treasury zero-coupon bond issues with terms corresponding to the expected terms of the equity awards. In addition, an expected dividend yield of zero is used in the option valuation model because we do not expect to pay any cash dividends in the foreseeable future. In accordance with SFAS No. 123R, we are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods based upon new information. In order to determine an estimated pre-vesting option forfeiture rate, we used historical forfeiture data, which currently yields an expected forfeiture rate of 27 percent. This estimated forfeiture rate has been applied to all unvested options and restricted stock outstanding as of May 31, 2006 and to all options and restricted stock granted since May 31, 2006. Therefore, stock-based compensation expense is recorded only for those options and restricted stock that are expected to vest.
The Company’s policy is to issue new shares, or reissue shares from treasury stock, upon settlement of share based payments.
The following table summarizes the incremental effects of the share-based compensation expense resulting from the application of SFAS No. 123R to the stock options and employee stock purchase plan:

	Three Months Ended	Six Months Ended
(In thousands, except per share data)	November 30, 2006	November 30, 2006

Cost of sales	$269	$582
Sales and marketing	942	1,981
Research and development	529	1,113
General and administrative	1,292	1,976

Incremental share-based compensation effect of SFAS No. 123R on net loss	$3,032	$5,652

Incremental share-based compensation effect of SFAS No. 123R on basic and diluted net loss per share	$(0.01)	$(0.01)
As of November 30, 2006, total unrecognized stock-based compensation expense relating to unvested employee stock options, adjusted for estimated forfeitures, was $22.6 million. This amount is expected to be recognized over a weighted-average period of 1.9 years. If actual forfeitures differ from current estimates, total unrecognized stock-based compensation expense will be adjusted for future changes in estimated forfeitures.
Prior to June 1, 2006, we accounted for stock options using the intrinsic value method, pursuant to the provisions of Accounting Principles Board (“APB”) No. 25. Under this method, stock-based compensation expense was measured as the difference between the option’s exercise price and the market price of the Company’s common stock on the date of grant.
Pro forma information required under SFAS No. 123 for the year ago period, as if we had applied the fair value recognition provisions of SFAS No. 123 to awards granted under our equity incentive plans, was as follows:

	Three Months Ended	Six Months Ended
(In thousands, except per share amounts)	November 30, 2005	November 30, 2005
Net loss as reported	$(10,700)	$(52,741)
Add: Stock-based compensation included in reported net loss	5,097	5,732
Deduct: Total stock-based compensation determined under the fair value-based method, net of related tax effects	(4,688)	(8,332)

Adjusted net loss	$(10,291)	$(55,341)

Net loss per share-basic and diluted:
As reported	$(0.03)	$(0.14)
Adjusted	$(0.03)	$(0.14)
There were 0.7 million employee stock purchase plan shares issued during the three months ended November 30, 2006. Employee stock purchases normally occur only in the quarters ended November 30 and May 31.
Share-based compensation recognized in the three and six months ended November 30, 2006 as a result of the adoption of SFAS No. 123R as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123R use the Black-Scholes option pricing model for estimating the fair value of options granted under the company’s equity incentive plans. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The underlying weighted-average assumptions used in the Black-Scholes model and the resulting estimates of fair value per share were as follows for options granted during the three and six months ended November 30, 2006 and 2005:

	Three Months Ended		Six Month Ended
	November 30,		November 30,
	2006	2005[1]	2006	2005[1]
Employee stock options:
Volatility	42.7%	43.0%	42.7%	44.9%
Risk-free interest rate	4.7%	4.2%	4.7%	4.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (years)	4.0	4.0	4.0	4.0

Fair value per share	$1.67	$1.47	$1.67	$1.43

Employee Stock Purchase Plan:
Volatility	49.2%	35.2%	49.2%	35.2%
Risk-free interest rate	5.1%	4.1%	5.1%	4.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (years)	0.5	0.5	0.5	0.5

Fair value per share	$1.27	$1.05	$1.27	$1.05

1 — Assumptions used in the calculation of fair value according to the provisions of SFAS No. 123.
As of November 30, 2006, our outstanding stock options as a percentage of outstanding shares were approximately 16 percent. Stock option detail activity for the period June 1, 2006 to November 30, 2006 was as follows (shares in thousands):

	Number of	Weighted average
	Shares	Exercise Price
Outstanding June 1, 2006	61,421	$5.71
Granted	22,864	4.75
Exercised	(1,877)	3.31
Cancelled	(18,229)	5.43

Outstanding November 30, 2006	64,179	$5.51

Exercisable	30,547	$6.73
Weighted average grant-date fair value of options granted		$1.67

During the three months and six months ended November 30, 2006 approximately 1.0 and 1.9 million options were exercised at an aggregate intrinsic value of $1.9 and $3.1 million. The intrinsic value above is calculated as the difference between the market value on exercise date and the option price of the shares. The closing market value per share as of December 1, 2006 was $4.07 as reported by the NASDAQ Global Select Market. The aggregate intrinsic value of options outstanding and options exercisable as of November 30, 2006 was $15.1 million and $7.3 million, respectively. The aggregate intrinsic value is calculated as the difference between the market value as of December 1, 2006 and the option price of the shares.
Options outstanding that are vested and expected to vest as of November 30, 2006 are as follows:

Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	Number of	Grant-Date Fair	Contractual Life	Value (in
	Shares	Value	(in years)	thousands)
Vested and expected to vest at November 30, 2006	49,957,548	$5.79	4.85	$13,406
Restricted stock awards activity during the six months ended November 30, 2006 and restricted stock awards outstanding as of November 30, 2006, were as follows (shares in thousands):

	Number of	Weighted average
	Shares (unvested)	Grant-Date Fair Value
Outstanding June 1, 2006	2,117	$4.07
Granted	2,370	4.45
Vested	(520)	3.93
Forfeited	(887)	4.34

Outstanding November 30, 2006	3,080	$4.31

During the three months and six months ended November 30, 2006 approximately 0.4 million and 0.5 million restricted award shares with an aggregate fair value of $1.8 million and $2.5 million became vested .
Restricted stock units activity during the six months ended November 30, 2006 and restricted stock units outstanding as of November 30, 2006, were as follows (shares in thousands):

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	Number of	Grant Date Fair	Contractual Term	Value (in
	Shares (unvested)	Value	(Years)	thousands)
Outstanding June 1, 2006	—	$—
Granted	3,533	4.45
Vested	—	—
Forfeited	(48)	4.45

Outstanding November 30, 2006	3,485	$4.45	$1.37	$14,184

During the three months and six months ended December 1, 2006 no restricted share units became vested .

NOTE 3.	ACQUISITIONS
On November 17, 2003, we formed the Huawei-3Com joint venture, or H3C, with a subsidiary of Huawei Technologies, Ltd.,

or Huawei. H3C is domiciled in Hong Kong, and has its principal operating center in Hangzhou, China.
At the time of formation, we contributed cash of $160.0 million, assets related to our operations in China and Japan, and licenses related to certain intellectual property in exchange for a 49 percent ownership interest in H3C. We recorded our initial investment in H3C at $160.1 million, reflecting our carrying value for the cash and assets contributed. Huawei contributed its enterprise networking business assets — including Local Area Network, or LAN, switches and routers; engineering, sales and marketing resources and personnel; and licenses to its related intellectual property — in exchange for a 51 percent ownership interest. Huawei’s contributed assets were valued at $178.2 million at the time of formation.
Two years after formation of H3C, we had the one-time option to purchase an additional two percent ownership interest from Huawei. On October 28, 2005, we exercised this right and entered into an agreement to purchase an additional two percent ownership interest in H3C from Huawei for an aggregate purchase price of $28.0 million. We were granted regulatory approval by the People’s Republic of China (“PRC”) and subsequently completed this transaction on January 27, 2006 (date of acquisition). Consequently, we now own a majority interest in the joint venture and have determined that the criteria of Emerging Issues Task Force No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” have been met and, therefore, consolidated H3C’s financial statements beginning February 1, 2006, a date used under the principle of a convenience close. As H3C reports on a calendar year basis, we consolidate H3C based on H3C’s most recent financial statements, two months in arrears. Our Consolidated Statement of Operations for the quarter ended November 30, 2006 contains the three months of results from H3C’s quarter ended September 30, 2006. As we only own 51 percent of H3C our Consolidated Balance Sheet reflects a minority interest liability related to Huawei’s 49 percent ownership in H3C and our Consolidated Statement of Operations contains an allocation to minority interest of amounts representing Huawei’s 49 percent share of H3C’s net income.
Three years after formation of H3C, we and Huawei each had the right to initiate a bid process to purchase the equity interest in H3C held by the other. 3Com initiated the bidding process on November 15, 2006 to buy Huawei’s 49 percent stake in H3C and our bid of $882 million was accepted by Huawei on November 27, 2006. The transaction is subject to customary approval in the PRC. Because the Shareholders’ Agreement between the parties does not provide substantive mechanics for closing a transaction that results from the bid process, the parties agreed to negotiate a stock purchase agreement to cover certain matters that govern the sale. Accordingly, on December 22, 2006 we entered into a Stock Purchase Agreement with Huawei which is more fully discussed in Note 14. The closing of this transaction will activate a participation program for substantially all of H3C’s employees called the Equity Appreciation Rights Plan (“EARP”). The closing of this transaction is expected to result in an EARP payout of approximately $90 to $100 million, representing a portion of the multi-year total bonus pool under this program. We expect the remaining portion to vest over three years following closing. The EARP is also discussed in the liquidity and capital resources section of our MD&A.
Prior to February 1, 2006, we accounted for our investment in H3C using the equity method. Under this method, we recorded our proportionate share of H3C’s net income or loss based on the most recently available quarterly financial statements. The following pro forma financial information presents the consolidated results of operations of 3Com and H3C as if the 2 percent acquisition had occurred as of the beginning of the periods presented below. Preliminary adjustments, which reflect the amortization of purchased intangible assets and charges for in-process research and development have been made to the consolidated results of operations. We also eliminated the inter-company activity between the parties in the consolidated results. The unaudited pro forma financial information is not intended, and should not be taken, as representative of our future consolidated results of operations or the results that would have occurred if the acquisition occurred on April 1, 2005.

	Three Months Ended	Six Months Ended
(in millions, except per share amounts)	November 30, 2005	November 30, 2005
Net sales	$282.5	$542.1
Net loss	(11.3)	(53.9)
Basic and diluted net loss per share	$(0.03)	$(0.14)

NOTE 4.	RESTRUCTURING CHARGES
In recent fiscal years, we have undertaken several initiatives involving significant changes in our business strategy and cost structure.
In fiscal 2001, we began a broad restructuring of our business to enhance the focus and cost effectiveness of our businesses in serving their respective markets. These restructuring efforts continued through fiscal 2007. As of November 30, 2006, accrued liabilities related to actions initiated in fiscal 2001, 2002, 2003, 2004, 2005, and 2006 (respectively, the “Fiscal 2001 Actions”, “Fiscal 2002 Actions”, “Fiscal 2003 Actions”, “Fiscal 2004 Actions”, “Fiscal 2005 Actions”, and “Fiscal 2006 Actions”) mainly consist of lease obligations associated with vacated facilities.
During the first half of fiscal 2007 (the “Fiscal 2007 Actions”), we took the following additional measures to reduce costs:
•	further reductions in workforce; and

•	continued efforts to consolidate and dispose of excess facilities.
Restructuring charges related to these various initiatives resulted in a net charge of $0.6 million in the second quarter of fiscal 2007 and a charge of $3.5 million in the second quarter of fiscal 2006. The net restructuring charge in the second quarter of fiscal 2007 resulted from severance, outplacement and facility costs of $2.8 million, offset by $2.2 million in benefit resulting from changes in estimates on previously established restructuring provisions. Restructuring charges for the first six months of fiscal 2007 were $0.5 million, and restructuring charges for the first six months of fiscal 2006 were $6.8 million. The first six months of 2007 included charges of $10.7 million mostly offset by a gain on the sale of our Santa Clara facility of $8.0 million, and the $2.2 million benefit from changes in estimates on previously established reserves.
Accrued liabilities associated with restructuring charges are included in the caption “Accrued liabilities and other” in the accompanying consolidated balance sheets. These liabilities are classified as current because we expect to satisfy such liabilities in cash within the next 12 months.
Fiscal 2007 Actions
Activity and liability balances related to the fiscal 2007 restructuring actions are as follows (in thousands):

	Employee	Facilities-related	Other Restructuring
	Separation Expense	Sales	Costs	Total
Balance as of June 1, 2006	$—	$—	$—	$—

Provisions (benefits)	9,195	(7,594)	195	1,796
Payments and non-cash charges	(6,402)	7,809	(195)	1,212

Balance as of November 30, 2006	$2,793	$215	$—	$3,008

Employee separation expenses include severance pay, outplacement services, medical and other related benefits. The reduction in workforce affected employees involved in research and development, sales and marketing, customer support, and general and administrative functions. Through November 30, 2006, the total reduction in workforce associated with actions initiated during fiscal 2007 included approximately 142 employees who had been separated or were currently in the separation process and approximately 8 additional employees who had been notified but had not yet worked their last day.
In the first quarter of fiscal 2007 we recorded a benefit for the sale of our owned Santa Clara facility in the amount of $8.0 million.
Other restructuring charges were for payments to suppliers in support of the restructuring efforts.
Fiscal 2006 Actions
Activity and liability balances related to the fiscal 2006 restructuring actions are as follows (in thousands):

	Employee	Facilities-related
	Separation Expense	Charges	Total
Balance as of June 1, 2006	$4,877	$891	$5,768

Provisions (benefits)	(863)	(37)	(900)
Payments and non-cash charges	(3,157)	(394)	(3,551)

Balance as of November 30, 2006	$857	$460	$1,317

Employee separation expenses include severance pay, outplacement services, medical and other related benefits. The reduction in workforce affected employees involved in research and development, sales and marketing, customer support, and general and administrative functions. Through November 30, 2006 separation payments associated with actions initiated in fiscal 2006 were approximately $7.8 million.
The benefit recorded in the six month period is primarily for changes in estimates on certain provisions.
We expect to complete any remaining activities related to actions initiated in fiscal 2006 during fiscal 2007.
Fiscal 2005 Actions
Activity and liability balances related to the fiscal 2005 restructuring actions are as follows (in thousands):

	Employee	Long-term Asset	Facilities-related	Other Restructuring
	Separation Expense	Write-downs	Charges	Costs	Total
Balance as of June 1, 2006	$1,843	$255	$—	$13	$2,111

Provisions (benefits)	(1,426)	(255)	21	(13)	(1,673)
Payments and non-cash charges	(145)	—	(21)	—	(166)

Balance as of November 30, 2006	$272	$—	$—	$—	$272

The benefit recorded in the six month period is primarily for changes in estimates on certain provisions.
We expect to complete any remaining activities related to actions initiated in fiscal 2005 during fiscal 2007.
Fiscal 2001, 2002, 2003 and 2004 Actions
Activity and liability balances related to the fiscal 2001, 2002, 2003 and 2004 restructuring actions are as follows (in thousands):

	Facilities-related	Other Restructuring
	Charges	Costs	Total
Balance as of June 1, 2006	$5,641	$5	$5,646

Provisions	1,066	—	1,066
Payments and non-cash charges	(1,784)	(5)	(1,789)

Balance as of November 30, 2006	$4,923	$—	$4,923

Facilities related charges in the six month period were driven by a change in estimate of costs to return certain exited facilities to their original condition.

NOTE 5.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE
As described in Note 3 we formed H3C with a subsidiary of Huawei.
Prior to the acquisition of 2 percent of H3C, giving us a 51 percent ownership position, we accounted for our investment by the equity method. Under this method, we recorded our proportionate share of H3C’s net income or loss based on the most recently available quarterly financial statements. Since H3C follows a calendar year basis of reporting, we reported our equity in H3C’s net loss for H3C’s fiscal period from July 1, 2005 through September 30, 2005, in our results of operations for the second quarter of fiscal 2006. This represents reporting two months in arrears.
The following summarized information is from the statement of operations for H3C for the three and six month periods ended September 30, 2005. The unaudited financial information is not intended, and should not be taken, as representative of future results of our H3C segment.

	Three Months ended	Six Months Ended
(in thousands):	September 30, 2005	September 30, 2005
Statement of Operations:
Sales	$111,177	$206,949
Gross profit	47,187	87,637
Net loss	(2,030)	(2,063)
In determining our share of the net loss of H3C certain adjustments were made to H3C’s reported results. These adjustments were made primarily to recognize the value and the related amortization expense associated with Huawei’s contributed assets, as well as to defer H3C’s sales and gross profit on sales of products sold to us that remained in our inventory at the end of the accounting period.
3Com and H3C are parties to agreements for the sale of certain products between each other. For the period of September 1, 2006 through November 30, 2006 we made sales of products to H3C of $3.5 million and made purchases of products from H3C of $24.7 million. Upon consolidation, these sales and purchases are eliminated in our consolidated results.

NOTE 6.	COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2006	2005	2006	2005
Net loss	$(3,516)	$(10,700)	$(17,584)	$(52,741)
Other comprehensive income:
Net unrealized gain (loss) on investments	965	(760)	2,004	(341)
Change in accumulated translation adjustments	2,985	(932)	3,667	(496)

Total comprehensive income (loss)	$434	$(12,392)	$(11,913)	$(53,578)

NOTE 7.	NET LOSS PER SHARE
Employee stock options and restricted stock totaling 70.7 million shares for both the three and six months ended November 30, 2006 and 61.8 million shares for both the three and six months ended November 30, 2005 were not included in the computation of diluted earnings per share as the net loss for these periods would have made their effect anti-dilutive.

NOTE 8.	INVENTORIES
The components of inventories are as follows (in thousands):

	November 30,	May 31,
	2006	2006
Finished goods	$69,591	$69,386
Work-in-process	10,571	12,777
Raw materials	62,509	66,656

Total	$142,671	$148,819

NOTE 9.	INTANGIBLE ASSETS, NET
The following table details our purchased intangible assets (in thousands):

	November 30, 2006			May 31, 2006
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Existing technology	$203,946	$(134,496)	$69,450	$203,946	$(114,235)	$89,711
Maintenance contracts	19,000	(5,806)	13,194	19,000	(4,222)	14,778
Other	15,301	(10,601)	4,700	15,301	(7,945)	7,356

Total	$238,247	$(150,903)	$87,344	$238,247	$(126,402)	$111,845

NOTE 10.	ACCRUED WARRANTY
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
The following table summarizes the activity in the allowance for estimated warranty costs for the six months ended November 30, 2006 and 2005 (in thousands):

	Six Months Ended
	November 30,
	2006	2005
Accrued warranty, beginning of period	$41,791	$41,782
Cost of warranty claims processed during the period	(26,481)	(15,368)
Provision for warranties related to products sold during the period	23,671	14,733

Accrued warranty, end of period	$38,981	$41,147

NOTE 11.	SEGMENT INFORMATION
Based on the information provided to our chief operating decision-maker (CODM) for purposes of making decisions about allocating resources and assessing performance, prior to February 1, 2006, we reported one operating segment, 3Com.
As a result of the consolidation of H3C, we have two segments that provide information to the CODM: the Secure Converged Networking, or SCN, business and the acquired H3C business. Each of these segments has designated management teams with direct responsibility over the operations of the respective segments. Accordingly, our CODM now focuses primarily on information and analysis for purposes of making decisions about allocating resources and assessing performance. As a result, we currently report two operating segments, SCN and H3C.
Management evaluates segment performance based on segment net revenue, operating income (loss), net income (loss), and net assets.
Summarized financial information of our continuing operations by segment for the three months and six months ended November 30, 2006 is as follows. Note that the three months and six months ended November 30, 2005 is not presented as we did not consolidate the H3C segment prior to February 1, 2006.

	Three Months Ended November 30, 2006
(in thousands)	SCN	H3C	Eliminations [1]	Total

Revenue	$166,525	$190,291	$(23,840)	$332,976
Gross profit	59,436	90,715	—	150,151
Sales and marketing, research and development, and general and administrative	85,629	61,051	—	146,680
Restructuring, amortization, and in-process research and development	4,221	8,630	—	12,851
Operating income (loss)	(30,414)	21,034	—	(9,380)
Net income (loss)	$(19,103)	$30,560	$(14,973)	$(3,516)

Assets	$1,442,737	$424,316	$(35,241)	$1,831,812

1 —	Represents eliminations for inter-company sales as well as the recording of minority interest related to Huawei’s 49 percent ownership in the joint venture.

	Six Months Ended November 30, 2006
(in thousands)	SCN	H3C	Eliminations [1]	Total

Revenue	$322,348	$360,259	$(49,487)	$633,120
Gross profit	115,781	170,799	—	286,580
Sales and marketing, research and development, and general and administrative	171,032	120,839	—	291,871
Restructuring, amortization, and in-process research and development	7,737	17,220	—	24,957
Operating income (loss)	(62,988)	32,740	—	(30,248)
Net income (loss)	$(42,478)	$48,809	$(23,915)	$(17,584)

Assets	$1,442,737	$424,316	$(35,241)	$1,831,812

1 —	Represents eliminations for inter-company sales as well as the recording of minority interest related to Huawei’s 49 percent ownership in the joint venture.
Certain product groups accounted for a significant portion of our sales. Sales from these product groups as a percentage of total sales for the respective periods are as follows (in thousands except percentages):

	Three Months Ended November 30,				Six Months Ended November 30,
	2006		2005		2006		2005
Networking	$272,852	82%	$131,682	71%	$516,885	82%	$258,736	72%
Security	31,582	9%	20,922	11%	57,044	9%	37,798	10%
Voice	16,549	5%	14,202	8%	32,498	5%	29,610	8%
Services	8,568	3%	8,754	5%	16,919	3%	16,589	5%
Connectivity Products	3,425	1%	8,772	5%	9,774	1%	19,235	5%

Total	$332,976		$184,332		$633,120		$361,968

During the first quarter of fiscal 2007 Huawei together with its affiliates became a customer which represented at least 10 percent of total consolidated sales. Sales to Huawei are part of the H3C segment reported results, and were 23 percent and 20 percent, respectively, of total consolidated 3Com sales for the three and six month periods ended November 30, 2006.

NOTE 12.	GEOGRAPHIC INFORMATION
Sales by geographic region are as follows (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2006	2005	2006	2005
North America	$55,159	$61,521	$113,582	$130,145
Latin and South America	20,296	19,487	35,615	33,604
Europe, Middle East, and Africa	70,933	81,196	140,467	156,104
Asia Pacific (except China)	28,312	22,128	52,671	42,115
China	158,276	—	290,785	—

Total	$332,976	$184,332	$633,120	$361,968

Sales information by geography to the extent available is reported based on the customer’s designated delivery point, except in the case of H3C’s Original Equipment Manufacturer, or OEM, sales which are based on the hub locations of H3C’s OEM partners. China results are from our sales in our H3C operating segment which was not consolidated prior to our fiscal quarter ended May 31, 2006, therefore no values exist in our consolidated sales in the period ended November 30, 2005.

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
On December 5, 2001, TippingPoint and two of its current and former officers and directors, as well as the managing underwriters in TippingPoint’s initial public offering, were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit, which is part of a consolidated action that includes over 300 similar actions, is captioned In re Initial Public Offering Securities Litigation, Brian Levey vs. TippingPoint Technologies, Inc., et al. (Civil Action Number 01-CV-10976). The principal allegation in the lawsuit is that the defendants participated in a scheme to manipulate the initial public offering and subsequent market price of TippingPoint’s stock (and the stock of other public companies) by knowingly assisting the underwriters’ requirement that certain of their customers had to purchase stock in a specific initial public offering as a condition to being allocated shares in the initial public offerings of other companies. In relation to TippingPoint, the purported plaintiff class for the lawsuit is comprised of all persons who purchased TippingPoint stock from March 17, 2000 through December 6, 2000. The suit seeks rescission of the purchase prices paid by purchasers of shares of TippingPoint common stock. On September 10, 2002, TippingPoint’s counsel and counsel for the plaintiffs entered into an agreement pursuant to which the plaintiffs dismissed, without prejudice, TippingPoint’s former and current officers and directors from the lawsuit. In May 2003, a memorandum of understanding was executed by counsel for the plaintiffs, the issuer-defendants and their insurers setting forth the terms of a settlement that would result in the termination of all claims brought by the plaintiffs against the issuer-defendants and the individual defendants named in the lawsuit. In August 2003, TippingPoint’s Board of Directors approved the settlement terms described in the memorandum of understanding. In May 2004, TippingPoint signed a settlement agreement on behalf of itself and its current and former directors and officers with the plaintiffs. This settlement agreement formalizes the previously approved terms of the memorandum of understanding and, subject to certain conditions, provides for the complete dismissal, with prejudice, of all claims against TippingPoint and its current and former directors and officers. Any direct financial impact of the settlement is expected to be borne by TippingPoint’s insurers. On August 31, 2005, the District Court issued its preliminary approval of the settlement terms. The settlement remains subject to numerous conditions, including final approval by the District Court. On December 5, 2006, after the close of the fiscal quarter, the U.S. Court of Appeals for the Second Circuit held that the District Court erred in granting class-action status to six “focus cases” of the consolidated class action lawsuits that comprise the action. The impact of this decision on the settlement is uncertain. If the settlement does not occur for any reason and the litigation against TippingPoint continues, we intend to defend this action vigorously, and to the extent necessary, to seek indemnification and/or contribution from the underwriters in TippingPoint’s initial public offering pursuant to its underwriting agreement with the underwriters. However, there can be no assurance that indemnification or contribution will be available to TippingPoint or enforceable against the underwriters.

NOTE 14.	SUBSEQUENT EVENT
On November 28, 2006, we announced that Huawei Technologies had accepted our bid to purchase Huawei’s 49 percent interest in our joint venture, Huawei-3Com, or H3C, for $882 million (the “Acquisition”). The total acquisition and financing costs for this transaction are currently expected to be approximately 3 percent of the transaction value. The closing is subject to customary conditions, including receipt of required government approvals. Huawei’s acceptance of our bid was the result of the bid process in the existing Shareholders’ Agreement we have with Huawei. Because the Shareholders’ Agreement does not provide substantive mechanics for closing a transaction that results from the bid process, the parties agreed to negotiate a stock purchase agreement to cover certain matters that govern the sale. Accordingly, on December 22, 2006 we entered into a Stock Purchase Agreement with Huawei providing for, among other things, (i) basic representations and warranties, (ii) specification of required closing deliverables, including the resignation of Huawei-designated board members on H3C’s board, (iii) an agreement to share equally certain taxes on the sale and to otherwise have each party pay its own fees and expenses, (iv) specification of the conditions to closing, including required PRC government approvals, and (v) an agreement on when closing will occur after receipt of all required government approvals.
We currently intend to satisfy the purchase price for the Acquisition using up to $500 million of senior secured bank debt to be issued by H3C (the “Bank Financing” or “Senior Facility”) and the remainder using cash and short-term investments from our balance sheet. We have received a commitment from Goldman Sachs Credit Partners L.P., or GSCP, for a Bank Financing of up to $500 million (the “Commitment Letter”). The borrower is currently anticipated to be a newly-created entity whose principal asset will consist of 100 percent of the shares of H3C. GSCP’s commitment and the funding of the loan are subject to customary conditions, including no material adverse changes, no market disruptions, compliance with a maximum leverage ratio at closing and satisfactory due diligence findings and cash flow and corporate structure. GSCP’s commitments will terminate on the earlier of certain limited events or on March 30, 2007 (which date shall be automatically extended up to May 31, 2007 to the extent the Acquisition has not closed prior to such date solely due to not having obtained required regulatory approvals from the PRC). The parties currently intend to syndicate the Senior Facility to other lenders in addition to GSCP. An affiliate of GSCP acted as our financial advisor in connection with the Acquisition and will receive customary fees in connection therewith.
The Senior Facility is expected to mature five and a half years following the closing and will amortize over its term. We currently expect the initial interest rate to be the LIBOR plus 2.00 to 2.25 percent, although this pricing is based on indicative terms and could fluctuate for changes in prevailing market rates. The final terms will be as agreed to by the parties. Subject to compliance with Hong Kong financial assistance and other applicable corporate benefit rules and regulations, H3C and all other existing and future subsidiaries of the borrower (outside of the PRC) are expected to guarantee all obligations under the Senior Facility and shall be referred to as “Guarantors.” Additionally, only if required by GSCP to the extent and for so long as 3Com has not reasonably satisfied conditions relating to corporate and cash flow structure, certain parents of the borrower, including 3Com Technologies and 3Com Corporation, shall also guarantee all obligations under the Senior Facility; these entities shall be referred to as “Parent Guarantors” and shall not be considered “Guarantors.” The Senior Facility is expected to contain such financial, affirmative and negative covenants by the borrower and its subsidiaries as are usual and customary for financings of this kind, including, without limitation: (1) financial covenants covering minimum debt service coverage, minimum interest coverage, maximum capital expenditures and a maximum total leverage ratio and (2) negative covenants restricting, among other things, (i) the incurrence of indebtedness by the borrower and its subsidiaries (subject to certain exceptions), (ii) the making of dividends and distributions and (iii) investments, mergers and acquisitions and sales of assets.
To facilitate syndication of the Senior Facility, 3Com has agreed that, until the earlier of successful completion of syndication (as determined by GSCP) and 90 days following the date of initial funding under the Senior Facility, neither 3Com Corporation nor 3Com Technologies (for so long as they are Parent Guarantors) will, and 3Com Technologies will use commercially reasonable efforts to obtain contractual undertakings from H3C that it will not, syndicate or issue, attempt to syndicate or issue, announce or authorize the announcement of the syndication or issuance of, or engage in discussions concerning the syndication or issuance of, any debt facility or debt security, without the prior written consent of GSCP.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
The following discussion should be read in conjunction with the condensed consolidated financial statements and the related notes that appear elsewhere in this document.
BUSINESS OVERVIEW
We provide secure, converged networking solutions on a global scale to businesses of various sizes. Our products and solutions enable customers to manage data, voice and other Internet Protocol, or IP based communications in a secure and efficient network environment. We deliver networking products and services for enterprises that value superior performance. Our products are high performing and cost effective, leveraging open standards to help create integrated solutions that function seamlessly in multi-vendor environments. Our products are sold on a worldwide basis through a combination of value added resellers, distributors, system integrators, service providers and direct sales representatives.
Our products and services can generally be classified in the following categories:
•	Networking;

•	Security;

•	Voice;

•	Services; and

•	Legacy Connectivity Products.
We have undergone significant changes in recent years, including:
•	forming the Huawei-3Com joint venture or H3C;

•	acquisition of majority ownership of H3C and agreeing to purchase Huawei’s remaining 49% ownership interest in H3C;

•	restructuring activities which included outsourcing of information technology, all manufacturing activity in our SCN segment, and significant headcount reductions in other functions, and selling excess facilities;

•	significant changes to our executive leadership;

•	acquiring TippingPoint Technologies, Inc.; and

•	realigning our SCN sales and marketing channels and expenditures.
We believe an overview of these significant recent events is helpful to gain a clearer understanding of our operating results.
Significant Events
On November 17, 2003, we formed our joint venture, Huawei-3Com, which is domiciled in Hong Kong and has its principal operating center in Hangzhou, China. We contributed $160.0 million in cash, assets related to our operations in China and Japan, and licenses to intellectual property related to those operations in exchange for a 49 percent ownership interest of the joint venture. During fiscal 2006, we exercised our right to purchase an additional two percent ownership interest in H3C and entered into an agreement with Huawei for an aggregate purchase price of $28.0 million in cash. We were granted regulatory approval by the People’s Republic of China, or PRC, and subsequently completed this transaction on January 27, 2006 (date of acquisition). Consequently, we now own a majority interest in the joint venture and have determined that the criteria of Emerging Issues Task Force No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” have been met. Accordingly, we consolidated H3C’s financial statements from the date of acquisition.
Consistent with the Shareholders’ Agreement, both partners had the right to initiate a bid process to purchase all of the other partner’s ownership interest at any time after the third anniversary of H3C’s formation. We initiated the bidding process on November 15, 2006 to buy Huawei Technologies’ 49 percent stake in H3C and our bid of $882 million was accepted by

Huawei on November 27, 2006. The transaction is subject to customary approval in the PRC. Because the Shareholders’ Agreement does not provide substantive mechanics for closing a transaction that results from the bid process, the parties agreed to negotiate a stock purchase agreement to cover certain matters that govern the sale. This stock purchase agreement as well as the financing plans for this transaction are discussed more fully in the liquidity and capital resources section below.
We have introduced multiple new products targeted at the small, medium and large enterprise markets, including modular switches and routers, as well as voice over IP, or VoIP, security, wireless and unified switching solutions.
During the six months ended November 30, 2006 we continued to experience strong results in our H3C segment and we continued to reduce operating expenses in our SCN business segment, offset in part by continued investment in the TippingPoint security business.
Summary of Three Months Ended November 30, 2006 Financial Performance
•	Our sales in the three months ended November 30, 2006 were $333.0 million, compared to sales of $184.3 million in the three months ended November 30, 2005, an increase of $148.7 million, or 80.7 percent.

•	Our gross margin improved to 45.1 percent in the three months ended November 30, 2006 from 40.3 percent in the three months ended November 30, 2005.

•	Our operating expenses in the three months ended November 30, 2006 were $159.5 million, compared to $116.5 million in the three months ended November 30, 2005, a net increase of $43.0 million, or 36.9 percent.

•	Our net loss in the three months ended November 30, 2006 was $3.5 million, compared to a net loss of $10.7 million in the three months ended November 30, 2005. In the three months ended November 30, 2006 net loss in our SCN segment was $19.1 million and net income was $30.6 million in our H3C segment before reflecting the minority interest to Huawei of $15.0 million.

•	Our balance sheet remained strong with cash and equivalents and short-term investment balances of $868.5 million as of November 30, 2006, compared to cash and equivalents and short-term investment balances of $864.3 million at the end of fiscal 2006.
Summary of Six Months Ended November 30, 2006 Financial Performance
•	Our sales for the first six months ended November 30, 2006 were $633.1 million, compared to sales of $362.0 million in the same period in fiscal 2006, an increase of $271.1 million, or 74.9 percent.

•	Our gross margin improved to 45.3 percent in the first six months of fiscal 2007 from 39.9 percent in the same period in fiscal 2006.

•	Our operating expenses for the six months ended November 30, 2006 were $316.8 million, compared to $233.3 million in the six months ended November 30, 2005, a net increase of $83.5 million, or 35.8 percent.

•	Our net loss for the six months ended November 30, 2006 was $17.6 million, compared to a net loss of $52.7 million in the six months ended November 30, 2005. For the six months ended November 30, 2006, net loss in our SCN segment was $42.5 million and net income was $48.8 million in our H3C segment before reflecting the minority interest to Huawei of $23.9 million.
Business Environment and Future Trends
Networking industry analysts and participants differ widely in their assessments concerning the prospects for near-term industry growth. Industry factors and trends also present significant challenges in the medium-term with respect to our goals for sales growth, gross margin improvement and profitability. Such factors and trends include:

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
We believe that long-term success in this environment requires us to be a global technology leader. After closing our H3C transaction, we intend to leverage our global footprint to more effectively sell our products into expanding markets and to utilize cost-effective development strategies. We also believe that our long-term success is dependent on investing in the development of key technologies. Accordingly, our key focus in the second half of fiscal 2007 continues to be to manage our H3C operating segment for expected continued long-term growth, to complete the acquisition of Huawei’s 49 percent ownership interest in H3C and address appropriate integration between H3C and SCN with 100 percent ownership, as well as to manage our SCN operating segment towards our goal of a return to profitability while maintaining investment levels in key technologies. In the second half of fiscal 2007, we also intend to continue investing in the H3C segment which provided strong growth in first half of fiscal 2007. This involves continued investment in research and development, increased distribution both inside and outside of China, growing the dedicated H3C infrastructure in concert with a global 3Com consolidated plan, and managing certain key aspects of employee retention as discussed below. In addition we may make certain targeted investments in the integration of the H3C and SCN operating segments designed to drive more profitable near and long-term growth of the business. We continue to face significant challenges in the SCN segment with respect to sales growth, gross margin and profitability. Future sales growth for the SCN segment depends to a substantial degree on increased sales of our networking products, and we believe our best growth opportunity requires us to expand our product lines targeting Small and Medium Businesses, or SMBs customers as well as selected medium-enterprise customers. These product enhancements will be based in-part upon leveraging open source and open architecture platforms to differentiate our networking offerings. These will be complimented by expanded security offerings such as the development of access, attack, and application controls. Finally, we will look to improve our channels to market on these products especially through relationships with System Integrators and Service Providers. In order to achieve our sales goals in the SCN segment for fiscal 2007, it is important that we continue to enhance the features and capabilities of our products in a timely manner in order to expand our addressable market opportunities, distribution channels and market competitiveness. Also, we expect a very competitive pricing environment for the foreseeable future; this will likely continue to exert downward pressure on our SCN sales, gross margin and profitability.
Another key priority will be the integration of H3C, as discussed above. Upon closure of the purchase of additional ownership of H3C, we intend to leverage certain competencies within the H3C and SCN operating segments to better position ourselves in the networking marketplace. Our integration focus will initially include:
•	Integrating our Asia Pacific Region sales models for Data Networking sales, especially in the medium-enterprise market;

•	Leveraging the best-of-breed characteristics from each segment in services, supply-chain, and support models; and

•	Integrating certain Information Technology (IT) functions to enable seamless go-to-market models.
Other important factors in the continued success of our H3C business with our 100 percent ownership will be: retaining key management and employees, continuing sales through Huawei as an OEM partner of H3C in the near to medium term, and continuing the growth in H3C. We currently anticipate that H3C revenue may be relatively flat over the next one to two quarters as reported by 3Com. This is due primarily to uncertainty caused by the bidding process concerning future ownership of H3C in the quarterly period ending December 31, 2006 and the seasonality of the quarter ending March 31, 2007 which is a historically slower sales quarter due to the Chinese New Year. During this six month period, integration activities could also impact H3C results. We intend to retain employees through a long-term retention and incentive structure at H3C.

In addition we expect to have certain near-term impacts on the results of our H3C segment from the purchase accounting treatment for the transaction, as we acquire Huawei’s incremental 49 percent ownership. These effects will include:
•	Reduced gross margins in our H3C operating segment for 49 percent of the mark-up to fair-market value of all finished goods inventory on hand at the time that the acquisition closes, which will continue until such finished goods are sold;

•	Reduced gross margins in our H3C operating segment for 49 percent of the mark-up to fair-market value of all deferred revenue at the time that the acquisition closes;

•	Increased amortization charges on intangible asset valuations; and

•	The recording of charges associated with employee retention programs which are more fully discussed in the liquidity and capital resources section below.
Our action plan for the remainder of fiscal 2007 is based on certain assumptions concerning the overall economic outlook for the markets in which we operate, the expected demand for our products, our ability to compete effectively and gain market share, and the cost and expense structure of our business. These assumptions could prove to be inaccurate. If current economic conditions deteriorate, or if our planned actions are not successful in achieving our goals, there could be additional adverse impacts on our financial position, sales, profitability or cash flows. In that case, we might need to modify our strategic focus and restructure our business again to realign our resources and achieve additional cost and expense savings.
We are committed to our objective of being a leading provider of secure, converged networking solutions for businesses of various sizes. We believe that our recent initiatives and our business strategy are consistent with our goals of growth and profitability over the longer term.
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
The fair value of stock options and employee stock purchase plan shares is determined by using the Black-Scholes option pricing model and applying the single-option approach to the stock option valuation. The options generally have vesting on an annual basis over a vesting period of four years. We estimate the expected option term by analyzing the historical term period from grant to exercise and also considers the expected term for those options that are outstanding. The expected term of employee stock purchase plan shares is the average of the remaining purchase periods under each offering period. For equity awards granted after June 1, 2006, the volatility of the common stock is estimated using the historical volatility.
The risk-free interest rate used in the Black-Scholes option pricing model is determined by looking at historical U.S. Treasury zero-coupon bond issues with terms corresponding to the expected terms of the equity awards. In addition, an expected dividend yield of zero is used in the option valuation model, because we do not expect to pay any cash dividends in the foreseeable future. Lastly, in accordance with SFAS No. 123R, we are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. In order to determine an estimated pre-vesting option forfeiture rate, we used historical forfeiture data, which yields a forfeiture rate of 27 percent. We believe this historical forfeiture rate to be reflective of our anticipated rate on a go-forward basis. This estimated forfeiture rate has been applied to all unvested options and restricted stock outstanding as of June 1, 2006 and to all options and restricted stock granted since June 1, 2006. Therefore, stock-based compensation expense is recorded only for those options and restricted stock that are expected to vest.
RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED NOVEMBER 30, 2006 AND 2005
The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	November 30		November 30
	2006	2005	2006	2005
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	54.9	59.7	54.7	60.1

Gross profit margin	45.1	40.3	45.3	39.9
Operating expenses:
Sales and marketing	22.9	36.7	24.2	38.1
Research and development	14.4	12.6	15.2	12.3
General and administrative	6.7	9.9	6.7	10.1
Amortization and write-down of intangible assets	3.7	2.1	3.9	2.1
Restructuring charges	0.2	1.9	0.1	1.9

Total operating expenses	47.9	63.2	50.1	64.5

Operating loss	(2.8)	(22.9)	(4.7)	(24.6)
Gain (loss) on investments, net	(0.3)	1.9	0.2	0.9
Interest income, net	3.4	3.6	3.4	3.4
Other income, net	3.8	0.3	2.7	0.2

Income (Loss) before income taxes and equity interest	4.1	(17.1)	1.5	(20.1)
Income tax provision	(0.7)	11.9	(0.6)	5.8
Equity interest in loss of unconsolidated joint venture	—	(0.5)	—	(0.3)
Minority interest in income of consolidated joint venture	(4.5)	—	(3.8)	—

Net loss	(1.1)%	(5.7)%	(2.9)%	(14.6)%

Sales
Sales increased $148.7 million, or 81 percent, in the three months ended November 30, 2006 and increased $271.1 million, or 75 percent, in the six months ended November 30, 2006 compared to the same period in the previous fiscal year. This growth is primarily attributable to the inclusion of H3C sales in the current periods. The increase was partially offset by decreases in networking revenues in our SCN segment, largely resulting from the business challenges described earlier.
Sales by major product categories are as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	November 30				November 30
	2006		2005		2006		2005
Networking	$272.9	82%	$131.7	71%	$516.9	82%	$258.7	72%
Security	31.6	9%	20.9	11%	57.0	9%	37.8	10%
Voice	16.5	5%	14.2	8%	32.5	5%	29.6	8%
Services	8.6	3%	8.7	5%	16.9	3%	16.6	5%
Connectivity Products	3.4	1%	8.8	5%	9.8	1%	19.3	5%

Total	$333.0	100%	$184.3	100%	$633.1	100%	$362.0	100%

Networking revenue includes sales of our Layer 2 and Layer 3 stackable 10/100/1000 managed switching lines, our modular switching lines, routers, wireless switching offerings and our OfficeConnect® and baseline-branded small to medium-sized enterprise market products. Sales of our networking products increased $141.2 million or 107 percent in the three months ended November 30, 2006 and $258.2 million or 100 percent in the six months ended November 30, 2006, compared to the same periods in the previous fiscal year. These increases are primarily attributable to the inclusion of H3C’s sales of $161.3 million and $297.0 million respectively in the current periods partially off-set by lower revenue in the SCN segment of $20.1 million and $41.1 million respectively.
Security revenue includes our TippingPoint™ products and services, as well as other security products, such as VPN offerings. Sales of our security products increased $10.7 million or 51 percent in the three months ended November 30, 2006 and $19.2 million or 51 percent in the six months ended November 30, 2006, compared to the same period in the previous fiscal year. The increase is primarily driven by increased sales of our SCN security products and the inclusion of H3C’s security offerings.
Voice revenue includes our VCX™ and NBX® VoIP product lines, as well as voice gateway offerings. Sales of our Voice products increased $2.3 million or 16 percent in the three months ended November 30, 2006, and $2.9 million or 10 percent in the six months ended November 30, 2006, compared to the same periods in the previous fiscal year. This increase is primarily attributable to the inclusion of H3C’s sales in the current periods largely offset by lower SCN voice solution sales in geographic markets other than China.
Services revenue includes professional services and maintenance contracts, excluding TippingPoint maintenance which is included in security. Services revenue decreased $0.1 million or 1 percent in the three months ended November 30, 2006 and increased $0.3 million or 2 percent in the six months ended November 30, 2006 when compared to the same period in the previous fiscal year. The increase in the six months service revenue is primarily attributable to the inclusion of H3C’s results in the current fiscal period. The decrease in the three month period is due to the decline in the SCN segment.
Connectivity Products revenue includes our legacy network interface card, personal computer card, and mini-peripheral component interconnect offerings. Sales of our connectivity products continue to decrease as these applications are integrated into other solutions, and these offerings continue to move toward the end of the product life cycle.
Gross Margin
Gross margin improved 4.8 percent to 45.1 percent in the three months ended November 30, 2006 from 40.3 percent in the same period in the previous fiscal year. Gross margin improved 5.4 percent to 45.3 percent in the six months ended November 30, 2006 from 39.9 percent in the same period in the previous fiscal year. Significant components of the improvement in gross profit margins were as follows:

	Three Months
	Ended	Six Months Ended
	November 30, 2006	November 30, 2006
1) Consolidation of H3C	9.4	9.3
2) SCN cost improvements	1.8	3.3
3) SCN product mix and selling price reductions	(5.0)	(5.7)
4) SCN volume impact	(1.4)	(1.5)

Total	4.8%	5.4%

1)	The increase is due to the consolidation of H3C results in the current period. The H3C segment generally has higher gross margins.

2)	The increase in the SCN margin was the result of lower product material and delivery costs.

3)	The decrease in the SCN margin was the result of lower average selling prices and an unfavorable shift in product mix.

4)	The decrease in the SCN margin was the result of lower revenue on the portion of our costs that are fixed in nature.

Operating Expenses

	Three Months Ended				Six Months Ended
	November 30,		Change		November 30,		Change
(Dollars in millions)	2006	2005	$	%	2006	2005	$	%
Sales and marketing	$76.2	$67.7	$8.5	13%	$153.3	$137.8	$15.5	11%
Research and development	48.2	23.2	25.0	108%	96.0	44.4	51.6	116%
General and administrative	22.3	18.3	4.0	22%	42..6	36.6	6.0	16%
Amortization of intangible assets	12.2	3.9	8.3	213%	24.4	7.7	16.7	217%
Restructuring	0.6	3.4	(2.8)	(82)%	0.5	6.8	(6.3)	(93)%

Total	$159.5	$116.5	$43.0	37%	$316.8	$233.3	$83.5	36%

Sales and Marketing. The most significant factors in the increase in both the three and six month periods ended November 30, 2006 compared to the same periods in fiscal 2006 were the inclusion of H3C’s expenses in the current fiscal periods partially offset by a reduction in the SCN sales and marketing expenses. The reduction of the SCN sales and marketing expenses were primarily related to the reduction of programmatic marketing expenses, and a reduction in employee related expenses in both the three and six month periods ended November 30, 2006.
Research and Development. The most significant factors contributing to the increase in both the three and six month periods ended November 30, 2006 compared to the same periods in fiscal 2006 were the inclusion of H3C’s expenses in the current fiscal periods which was partially offset by the reduction in SCN research and development expenses. The decrease in the SCN research and development costs was related to reduced non recurring engineering projects and employee related expenses in the non-TippingPoint related SCN segment which was slightly offset by the increased investment in the TippingPoint research and development team, in both periods presented.
General and Administrative. The most significant factors in the increase in both the three and six month periods ended November 30, 2006 compared to the same periods in fiscal 2006 were the inclusion of H3C’s expenses in the current fiscal periods partially offset by a reduction in the SCN general and administrative expenses. The reduction of the SCN general and administrative expenses were primarily related to the reduced workforce-related expenses due to our restructuring initiatives and reduced IT and facilities-related expenses in fiscal periods ended November 30, 2006 which are partially offset by the increased stock based compensation related to the adoption of SFAS No. 123R.
Amortization of Intangible Assets. Amortization of intangible assets increased in both the three and six month periods ended November 30, 2006 when compared to the previous fiscal year periods due to the consolidation of H3C’s results beginning in the fourth quarter in fiscal year 2006. These assets are being amortized on a straight-line basis over their estimated useful lives of between two and six years.
Restructuring Charges. Restructuring charges in the three months ended November 30, 2006 included 1.6 million for severance and outplacement costs and $1.2 million for facilities-related charges partially offset by a $2.2 million in benefit resulting from for a change in estimate on previously established restructuring provisions. Restructuring charges in the first six months of fiscal 2007 primarily included $9.2 million for severance and outplacement costs and $1.5 million for facilities-related charges which were almost offset by an $8.0 million gain on the sale of our Santa Clara facility and $2.2 million in benefit resulting from a change in estimate on previously established restructuring provisions. Restructuring charges in the three months ended November 30, 2005 included $2.0 million for severance and outplacement costs and $1.4 million for facilities-related charges and long-term asset write-downs as we consolidated facilities and vacated leased offices. Restructuring charges for the first six months of fiscal 2006 primarily included $5.4 million for severance and outplacement costs and $1.4 million for facilities-related charges and long-term asset write-downs as we consolidated facilities and vacated leased offices.
See Note 4 to Condensed Consolidated Financial Statements for a more detailed discussion of restructuring charges.
Gain (loss) on Investments, Net
Net losses on investments were $0.9 million in the three months ended November 30, 2006 primarily reflecting a $1.0 million loss from the sale of SCN’s venture fund portfolios. This quarter’s sale completes the sales of our venture portfolios. Net gains on investments were $1.4 million in the first six months of fiscal 2007, primarily reflecting a $1.4 million gain from the sale of certain investment portfolios. Net gains on investments were $3.5 million in the three months ended November 30, 2005 and $3.1 million in the first six months of fiscal 2006, primarily reflecting gains on the sales of certain equity securities.

Interest Income, Net
Interest income, net was $11.4 million and $21.5 million in the three and six month periods ended November 30, 2006, respectively, an increase of $4.8 million and $9.1 million respectively when compared to the corresponding periods in the previous fiscal year. This increase is primarily attributable to higher cash balances due to the inclusion of H3C’s cash balance in the current period and higher interest rates applicable to cash, cash equivalents and short term investments in the SCN segment.
Other Income, Net
Other income, net was $12.6 million and $17.3 million in the three and six month periods ended November 30, 2006, respectively, an increase of $12.1 million and $16.7 million respectively when compared to the corresponding periods in the previous fiscal year. The increase was primarily due to other income from H3C for an operating subsidy program by the Chinese tax authorities funded by Value Added Tax, or VAT, collected by H3C from purchasers of certain software products. Future subsidy payments are subject to the discretion of the Chinese tax authorities.
Income Tax (Provision) Benefit
Our income tax provision was $2.3 million and $3.7 million for the three and six month periods ended November 30, 2006, respectively, an increase of $24.2 million and $24.7 million respectively when compared to the corresponding periods in the previous fiscal year. The income tax provision increase in both the three and six month periods was primarily due to the fact that in the prior year we recorded a net benefit of $22 million resulting from a foreign tax settlement resolving issues covering multiple years. The remaining increase is due to the inclusion of H3C’s results in the current fiscal periods. The income tax provision in all periods presented was the result of providing for taxes in certain state and foreign jurisdictions. Chinese tax authorities have approved a change in H3C’s enacted tax rate from a 24 percent rate before tax holidays to a 15% rate before tax holidays. H3C is currently entitled to tax concessions which began in 2004 and exempted it from the PRC income tax for its initial two years and entitle it to a 50 percent reduction in income tax in the following 3 years. Consequently, we currently expect the H3C statutory rate to be 7.5 percent for the calendar years 2006, 2007 and 2008.
Equity Interest in Loss of Unconsolidated Joint Venture
In the three and six month periods ended November 30, 2005 we accounted for our investment in H3C by the equity method. In the three and six month periods ended November 30, 2005, we recorded a loss of $1.0 million representing our share of the net loss from operations incurred by H3C in its second calendar quarter and six month period ended September 30, 2005. In fiscal 2007 H3C is consolidated for accounting purposes.
Minority Interest of Huawei in the Income of Consolidated Huawei-3Com Joint Venture
In the three and six month periods ended November 30, 2006 we recorded an allocation to minority interest of $15.0 million and $23.9 million, respectively, representing Huawei’s 49 percent interest in the net income reported by the H3C joint venture for the three months ended September 30, 2006, and for the six month period from April 1, 2006 to September 30, 2006. In the three months ended November 30, 2006, H3C returned capital to its shareholders. As a result, Huawei’s minority interest in H3C was reduced by $41 million for its share of the distribution. See the liquidity and capital resources section below for a more comprehensive discussion of the H3C capital distribution. In fiscal 2006 H3C was accounted for under the equity method.
Net Loss
Our net loss in the three months ended November 30, 2006 was $3.5 million, a $7.2 million reduction in net loss when compared to the previous fiscal period. This improvement is driven by a net $16.6 million improvement from our ownership in our H3C segment which was partially offset by an $9.4 million decrease in our SCN segment. This is primarily explained by the absence of a $24 million tax benefit resulting from a foreign tax settlement in the prior year period and lower gross profits offset in large part by the success of our expense control efforts.
Our net loss in the six months ended November 30, 2006 was $17.6 million, a $35.2 million reduction in net loss when compared to the previous fiscal period. This improvement was driven by a net $24.9 million improvement from our ownership interest in our H3C segment and a $10.3 million improvement in the overall performance of our SCN segment.

LIQUIDITY AND CAPITAL RESOURCES
Cash and equivalents and short-term investments as of November 30, 2006 were $868.5 million, an increase of $4.2 million compared to the balance of $864.3 million as of May 31, 2006. The $868.5 million is composed of $529.2 million of cash and cash equivalents and $339.3 of short-term investments and the $864.3 million is composed of $252.3 million of cash and cash equivalents and $612 million of short-term investments. The following table shows the major components of our condensed consolidated statements of cash flows for the six months ended November 30, 2006 and 2005:

	Six Months Ended
	November 30,
(In millions)	2006	2005
Cash and equivalents, beginning of period	$501.1	$268.5
Net cash used in operating activities	(5.0)	(82.7)
Net cash provided by investing activities	61.9	61.3
Net cash provided by (used in) financing activities	(32.8)	5.7
Other	4.0	(0.5)

Cash and equivalents, end of period	$529.2	$252.3

In the six months ended November 30, 2005, H3C was accounted for under the equity method and therefore H3C cash and cash equivalents were not consolidated. The balance sheet at November 30, 2006 includes $132.2 million of H3C cash and equivalents.
Net cash used in operating activities was $5.0 million in the six months ended November 30, 2006, primarily reflecting our net decreases in assets and liabilities of $46.5 million, net loss of $17.6 million, gains on sales of assets of $10.9 million, and a deferred tax benefit of $5.9 million, which was partially offset by $39.8 million of depreciation and amortization, the minority interest in H3C of $23.9 million and $10.2 million of stock based compensation. Changes in assets and liabilities resulted in a net use of cash of $46.5 million, with account receivable increasing $53.1 million primarily due to increased sale in our H3C segment as well as the $30.9 million reduction in accounts payable, primarily in our H3C segment.
Net cash provided by investing activities was $61.9 million for the six months ended November 30, 2006, consisting of $44.9 million of net inflows related to purchases, sales and maturities of investments and $33.1 million of proceeds from the sale of the Santa Clara facility and insurance proceeds for the previously disclosed damage to our Hemel Hemstead facility, partially offset by $16.1 million of outflows related to purchases of property and equipment. We made investments totaling $225.0 million in the six months ended November 30, 2006 in municipal and corporate bonds and government agency instruments. In the six months ended November 30, 2006 proceeds from maturities and sales of investments includes sales of municipal and corporate bonds and government agency instruments of $250.3 million. In September 2006 we sold all of our remaining venture portfolio and generated cash of approximately $1.3 million with a loss on sale of investments of $0.7 million In November 2006, we also sold certain patents and received cash proceeds of approximately $1.3 million. In August 2006, we sold certain limited partnership interests and generated cash of approximately $17.0 million with a gain on sale of investment of $2.4 million and eliminated our future capital call requirements.
Net cash used in financing activities was $32.8 million in the six months ended November 30, 2006. During the six months ended November 30, 2006, H3C returned $80.0 million of capital to its two shareholders. Accordingly, our consolidated cash balance was reduced by $40.8 million for Huawei’s share of the distribution. During the six months ended November 30, 2006, we also repurchased shares of restricted stock valued at $4.7 million upon vesting of awards from employees consisting of shares to satisfy the tax withholding obligations that arise in connection with such vesting. This was offset by proceeds of $12.6 million from issuances of our common stock upon exercise of stock options. On March 23, 2005, our Board of Directors approved a stock repurchase program providing for expenditures of up to $100.0 million through March 31, 2007. Under the stock repurchase program, we may repurchase shares of our common stock having an aggregate purchase price of up to $100.0 million in the open market, in privately negotiated transactions with shareholders or using derivative transactions; provided, however, that all repurchases must be pre-approved by the Audit and Finance Committee of the Board of Directors. We have not made any purchases to date under this program. There is no requirement that we repurchase shares under the program and the program may be discontinued at any time.
During the year ended May 31, 2005, we entered into an agreement facilitating the issuance of standby letters of credit and bank guarantees required in the normal course of business. As of November 30, 2006, such bank-issued standby letters of credit and guarantees totaled $6.8 million, including $6.1 million relating to potential foreign tax, customs, and duty assessments.

We currently have no material capital expenditure purchase commitments other than ordinary course of business purchases of computer hardware, software and leasehold improvements.
On November 28, 2006, we announced that Huawei Technologies had accepted our bid to purchase Huawei’s 49 percent interest in our joint venture, Huawei-3Com, or H3C, for $882 million (the “Acquisition”). The total acquisition and financing costs for this transaction are currently expected to be approximately 3 percent of the transaction value. The closing is subject to customary conditions, including receipt of required government approvals. Huawei’s acceptance of our bid was the result of the bid process in the existing Shareholders’ Agreement we have with Huawei. Because the Shareholders’ Agreement does not provide substantive mechanics for closing a transaction that results from the bid process, the parties agreed to negotiate a stock purchase agreement to cover certain matters that govern the sale. Accordingly, on December 22, 2006 we entered into a Stock Purchase Agreement with Huawei providing for, among other things, (i) basic representations and warranties, (ii) specification of required closing deliverables, including the resignation of Huawei-designated board members on H3C’s board, (iii) an agreement to share equally certain taxes on the sale and to otherwise have each party pay its own fees and expenses, (iv) specification of the conditions to closing, including required PRC government approvals, and (v) an agreement on when closing will occur after receipt of all required government approvals.
We currently intend to satisfy the purchase price for the Acquisition using up to $500 million of senior secured bank debt to be issued by H3C, which we refer to as the Bank Financing or Senior Facility and the remainder using cash and short-term investments from our balance sheet. We have received a commitment from Goldman Sachs Credit Partners L.P., or GSCP, for a Bank Financing of up to $500 million, which we refer to as the Commitment Letter. The borrower is currently anticipated to be a newly-created entity whose principal asset will consist of 100% of the shares of H3C. GSCP’s commitment and the funding of the loan are subject to customary conditions, including no material adverse changes, no market disruptions, compliance with a maximum leverage ratio at closing and satisfactory due diligence findings and cash flow and corporate structure. GSCP’s commitments will terminate on the earlier of the occurrence of certain limited events or March 30, 2007 (which date shall be automatically extended up to May 31, 2007 to the extent the Acquisition has not closed prior to such date solely due to not having obtained required regulatory approvals from the People’s Republic of China). The parties currently intend to syndicate the Senior Facility to other lenders in addition to GSCP. An affiliate of GSCP acted as our financial advisor in connection with the Acquisition and will receive customary fees in connection therewith.
The Senior Facility is expected to mature five and a half years following the closing and will amortize over its term. We currently expect the initial interest rate to be the LIBOR plus 2.00 to 2.25 percent, although this pricing is based on indicative terms and could fluctuate for changes in prevailing market rates. The final terms will be as agreed to by the parties. Subject to compliance with Hong Kong financial assistance and other applicable corporate benefit rules and regulations, H3C and all other existing and future subsidiaries of the borrower (outside of the PRC) are expected to guarantee all obligations under the Senior Facility and shall be referred to as “Guarantors.” Additionally, only if required by GSCP to the extent and for so long as 3Com has not reasonably satisfied conditions relating to corporate and cash flow structure, certain parents of the borrower, including 3Com Technologies and 3Com Corporation, shall also guarantee all obligations under the Senior Facility; these entities shall be referred to as “Parent Guarantors” and shall not be considered “Guarantors.” The Senior Facility is expected to contain such financial, affirmative and negative covenants by the borrower and its subsidiaries as are usual and customary for financings of this kind, including, without limitation: (1) financial covenants covering minimum debt service coverage, minimum interest coverage, maximum capital expenditures and a maximum total leverage ratio and (2) negative covenants restricting, among other things, (i) the incurrence of indebtedness by the borrower and its subsidiaries (subject to certain exceptions), (ii) the making of dividends and distributions and (iii) investments, mergers and acquisitions and sales of assets.
To facilitate syndication of the Senior Facility, 3Com has agreed that, until the earlier of successful completion of syndication (as determined by GSCP) and 90 days following the date of initial funding under the Senior Facility, neither 3Com Corporation nor 3Com Technologies (for so long as they are Parent Guarantors) will, and 3Com Technologies will use commercially reasonable efforts to obtain contractual undertakings from H3C that it will not, syndicate or issue, attempt to syndicate or issue, announce or authorize the announcement of the syndication or issuance of, or engage in discussions concerning the syndication or issuance of, any debt facility or debt security, without the prior written consent of GSCP.
The closing of acquiring Huawei’s 49 percent ownership will activate a participation program for substantially all of H3C’s approximately 4,800 employees, that had been implemented by the shareholders in a prior period. This program, called the Equity Appreciation Rights Plan, or EARP, funds a bonus pool based upon a percentage of the appreciation in H3C’s value from the initiation of the program to the time of an acquisition of 100 percent ownership. A portion of the program is based on the cumulative earnings. The total value of the EARP is expected to be approximately $190 million. Approximately $36 million is expected to be accrued by December 31, 2006 (the fiscal year end for H3C), and about $90 million is expected to vest in future periods after the completion of the acquisition. Finally, based upon the vesting schedules, we expect that within our H3C results we will record an incremental charge of between $55 million and $65 million, just prior to the closing of our incremental ownership acquisition. The first cash pay-out under the program is currently expected to occur after the closing of the transaction, and we expect this payment to be approximately $90 to $100 million. We expect the unvested portion will be accrued in our H3C operating segment over the next 3 years serving as a continued retention and incentive program for H3C employees.
We currently believe that our existing cash, cash equivalents and short-term investments will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months.
EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. This Interpretation is effective for the first fiscal year beginning after December 15, 2006. We are currently evaluating the impact FIN 48 will have on our financial statements.
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
We hold marketable equity traded securities that have a brief trading history and are highly subject to market price volatility. We do not believe the equity security price fluctuations of plus or minus 50 percent would have a material impact on the value of these securities as of November 30, 2006.
There have been no material changes in market risk exposures from those disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES
Our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of our quarter ended December 1, 2006 pursuant to Exchange Act Rule 13a-15(b). The term “disclosure controls and procedures,” as defined under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of our quarter ended December 1, 2006, our disclosure controls and procedures were effective.
The annual evaluation of internal control over financial reporting will first include H3C with respect to our fiscal year ending June 1, 2007 and the related annual report on Form 10-K. We anticipate that we will incur considerable costs and use significant management time and other resources in the effort to bring H3C into compliance with Section 404 and other requirements of the Sarbanes-Oxley Act.

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information set forth in Note 13 to the Notes to the Condensed Consolidated Financial Statements is incorporated by reference herein.

ITEM 1A.	RISK FACTORS
Risk factors may affect our future business and results. The matters discussed below could cause our future results to materially differ from past results or those described in forward-looking statements and could have a material adverse effect on our business, financial condition, results of operations and stock price. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.
We have incurred significant net losses in recent fiscal periods, including $3 million for the three months ended November 30, 2006, $101 million for the year ended May 31, 2006, and $196 million for year ended May 31, 2005, and we may not be able to return to profitability.
We cannot provide assurance that we will return to profitability. While we are taking steps designed to improve our results of operations, such as the restructuring we announced in June 2006, we have incurred significant net losses in recent periods.
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
Our operating expenses as a percent of sales continue to be higher than our desired long-term financial model. We have taken, and will continue to take, actions to reduce these expenses. For example, in June 2006 we announced a restructuring plan which focused on reducing components of our SCN operating segment cost structure, including the closure of certain facilities, a reduction in workforce and focused sales, marketing and services efforts. Such actions have and may in the future include reductions in our workforce, closure of facilities, relocation of functions and activities to lower cost locations, the sale or discontinuation of businesses, changes or modifications in information technology systems or applications, or process reengineering. As a result of these actions, the employment of some employees with critical skills may be terminated and other employees have, and may in the future, leave our company voluntarily due to the uncertainties associated with our business environment and their job security. In addition, reductions in overall staffing levels could make it more difficult for us to sustain historic sales levels, to achieve our growth objectives, to adhere to our preferred business practices and to address all of our legal and regulatory obligations in an effective manner, which could, in turn, ultimately lead to missed business opportunities, higher operating costs or penalties.
We are significantly dependent on our H3C joint venture from China; if H3C is not successful we will likely experience a material and adverse impact to our business, business prospects and operating results.
For the quarter ended November 30, 2006, H3C accounted for approximately 51 percent of our consolidated revenue and approximately 60 percent of our consolidated gross profit. H3C, which is domiciled in Hong Kong and has its principal operations in Hangzhou, China, is subject to all of the operational risks that normally arise for a technology company with global operations, including risks relating to research and development, manufacturing, sales, service, marketing, and corporate functions. Given the significance of H3C to our financial results, if H3C is not successful, our business will likely be adversely affected.
Our business, business prospects and operating results have significant dependencies upon product design and deliveries from H3C and the results of our H3C operating segment. In particular, our product development activities, product manufacturing and procurement, intellectual property and channel activities have become increasingly interdependent with those of H3C.
Sales from our H3C joint venture, and therefore in China, constitute a material portion of our total sales, and our business, financial condition and results of operations will to a significant degree be subject to economic, political and social events in China.
Our sales are significantly dependent on China, with approximately 47 percent of our consolidated revenues attributable to sales in China for the three month period ended November 30, 2006. We expect that a significant portion of our sales will continue to be derived from China for the foreseeable future. As a result, our business, financial condition and results of operations are to a significant degree subject to economic, political, legal and social developments and other events in China and surrounding areas.
H3C, our Chinese joint venture, is dependent on Huawei, our co-owner in this venture, in several material respects, including as an important customer; should Huawei reduce its business with or operational assistance to H3C, our business could be materially affected.
H3C derives a material portion of its sales from Huawei. In the three months ended November 30, 2006, Huawei accounted for approximately 41% of the revenue for our H3C segment and approximately 23 percent of our consolidated revenue. Huawei has no minimum purchase obligations with respect to H3C. Should Huawei reduce its business with H3C, H3C’s sales will suffer. Further, Huawei provides certain support platforms for H3C sales efforts outside of China. If Huawei ceases this support, international operations will be more burdensome and expensive for H3C. Huawei also provides certain information technology, software licensing and rental of premises to H3C. On November 28, 2006, we announced that we won a bidding process to acquire Huawei’s 49 percent interest in H3C for $882 million, giving us 100 percent ownership of H3C. This transaction is expected to close in the next several months, subject to Chinese government approval. Assuming we consummate this transaction, it is possible that over time Huawei will purchase fewer products from H3C. We will need to continue to provide Huawei with products and services that satisfy its needs or we risk the possibility that it sources products from another vendor. It is also possible that Huawei may fail to renew, or determine to reduce or eliminate, its other forms of support. If any of the above risks occur, it will likely have an adverse impact on H3C’s sales.
Our success is dependent on continuing to hire and retain qualified managers and other personnel, including at our H3C joint venture; if we are not successful in attracting and retaining these personnel, our business will suffer.
Competition for qualified employees is intense. If we fail to attract, hire, or retain qualified personnel, our business will be harmed. We have experienced significant turnover in our management team in the last several years and we may continue to experience change at this level. If we cannot retain qualified senior managers, our business may not succeed.
The senior management team at H3C has been highly effective since H3C’s inception in 2003. We need to incentivize and retain H3C management, especially if we consummate our announced agreement to acquire the remaining 49 percent of H3C that we currently do not own. We cannot be sure that we will be successful in these efforts. If we are not successful, our H3C business may suffer, which, in turn, will have a material adverse impact on our consolidated business.
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
If we consummate the acquisition of Huawei’s 49% equity interest in H3C, we will need to undertake significant transition efforts; additionally, we will need to transition to full ownership and execute on a global strategy to leverage the benefits of this acquisition; if we are not successful in these efforts, our business will suffer.
If our acquisition of Huawei’s 49 percent interest in H3C closes, we will need to discuss with Huawei several transition matters, some of which may require further expenditures on our part in order to ensure a smooth transition to full ownership of H3C. We also expect to incur significant transition costs with respect to management retention and related items. Further, H3C may not experience as much success selling directly to Chinese customers, particularly those in the public sector, that may favor Chinese-owned competitors.
In order to realize the full benefits of this acquisition, it is likely we will need to integrate H3C more fully with our other business segments. These efforts will require significant time and attention of management and other key employees at 3Com and H3C. Depending on the decisions we make on various strategic alternatives available to us, we may develop new or adjusted global design and development initiatives, go-to-market strategies, branding tactics or other strategies that take advantage and leverage H3C’s and SCN’s respective strengths. If we are not successful at transitioning effectively to full ownership of H3C, or if we do not execute on a global strategy that enables us to leverage the benefits of this acquisition, our business will be substantially harmed.
If we fail to adequately evolve our financial and managerial control and reporting systems and processes, including the management of our H3C segment, our ability to manage and grow our business will be negatively affected.
Our ability to successfully offer our products and implement our business plan in a rapidly evolving market depends upon an effective planning and management process. We will need to continue to improve our financial and managerial control and our reporting systems and procedures in order to manage our business effectively in the future. If we fail to implement improved systems and processes, our ability to manage our business and results of operations could be adversely affected. For example, now that we control and consolidate our joint venture in China, H3C, we are spending additional time, resources and capital to manage its business, operations and financial results. If we consummate our announced agreement to acquire the remaining 49% of H3C that we currently do not own, these expenditures may further increase as we implement integration strategies. We will need to adequately incentivize H3C management and other key employees. We will also need to manage the multiple channels to our markets. If we are not able to successfully manage our H3C venture, our business results could be adversely affected.
Our competition with Huawei in the enterprise networking market could have a material adverse effect on our sales and our results of operations; and after a contractual non-compete period expires, Huawei can increase its level of competition, which would likely materially and adversely affect our business.
As Huawei expands its international operations, there could be increasing instances where we compete directly with Huawei in the enterprise networking market. As a co-owner and OEM customer of H3C, Huawei has access to many of H3C’s products thereby enhancing Huawei’s current ability to compete directly with us. We could lose a competitive advantage in markets where we compete with Huawei, which could have a material adverse effect on our sales and overall results of operations. If we consummate our announced agreement to acquire the remaining 49 percent of H3C that we currently do not own, Huawei’s obligation not to offer or sell enterprise class, or small-to-medium size business, routers and switches that are competitive with H3C’s products continues for 18 months from the closing of the transaction; after that period, however, we are subject to the risk of increased competition from Huawei, which could harm our results of operations. Huawei’s incentives to not compete with H3C or us, and its incentives to assist H3C, would likely diminish after our acquisition of Huawei’s remaining interest. In addition, Huawei maintains a strong presence within China and the Asia Pacific region and has significant resources with which to compete within the networking industry. If competition from Huawei increases, our business may suffer.
We may not be able to consummate our announced transaction with Huawei to purchase the remaining equity interest in our joint venture, H3C, and we may not be able to close our committed bank financing if the conditions to funding are not met; if we cannot complete a transaction our business may suffer and the terms of any financing we undertake will likely impact our business substantially.
On November 28, 2006, we announced that we won a bidding process to acquire Huawei’s 49 percent interest in H3C for $882 million, thereby giving us 100 percent ownership of H3C. This transaction is expected to close in the next several months, subject to Chinese government approvals and other customary closing conditions. We cannot provide assurance that required governmental approvals will be granted; further, this approval is outside of our control. In addition, we will need to raise additional capital in order to fund this transaction. We disclosed on December 20, 2006 that we secured committed bank financing for up to $500 million of senior secured Hong Kong based loans, subject to customary funding conditions. If we do not meet the funding conditions, we may not be able to close this loan financing. Indicative terms for this loan that we have disclosed could change in the final documentation and may not be as favorable to us. Further, this loan financing will involve using cash generated from operations to service the interest and pay down the principal, diverting funds that might otherwise be invested in our businesses. This loan will contain restrictive covenants that will likely limit the way we use our cash and restrict our ability to pay dividends, repurchase shares or make significant investments. We also intend to use a significant portion of our existing cash balances to finance a portion of the consideration for the transaction, which will reduce available cash on hand. If we do not obtain Chinese government approvals or one of the other closing conditions has not been satisfied and has not been waived, the transaction will not close. If the transaction does not close our business may be harmed because the benefits of the acquisition, including greater access to and control over H3C, further flexibility that full ownership has over a joint venture and the ability to take all of H3C’s profits, if any, into our net income, will not be available to us. We will then need to develop alternative strategies.
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
Because we will continue to rely on original design manufacturers to assist in product design of some of our products, we may not be able to respond to emerging technology trends through the design and production of new products as well as if we were working independently.

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
A significant portion of our SCN sales is derived from a small number of distributors. If any of these partners reduces its business with us, our business could be seriously harmed.
We distribute many of our products through two-tier distribution channels that include distributors, systems integrators and Value Added Resellers or VARs. A significant portion of our sales is concentrated among a few distributors; our two largest distributors accounted for a combined 33 percent of SCN sales for the three months ended November 30, 2006, a combined 34 percent of SCN sales for the year ended May 31, 2006 and a combined 34 percent of SCN sales for year ended May 31, 2005. If either of these distributors reduces its business with us, our sales and overall results of operations could be adversely affected.
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
As part of our sales strategy, we are targeting system integrators, or SIs, service providers, or SPs, and enterprise VARs, or eVARs. In addition to specialized technical expertise, SIs, SPs and eVARs typically offer sophisticated services capabilities that are frequently desired by larger enterprise customers. In order to expand our distribution channel to include resellers with such capabilities, we must be able to provide effective support to these resellers. If our sales, marketing or services capabilities are not sufficiently robust to provide effective support to such SIs, SPs, and eVARs, we may not be successful in expanding our distribution model and current SI, SP, and eVAR partners may terminate their relationships with us, which would adversely impact our sales and overall results of operations.
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
Supplies of certain key components have become tighter as industry demand for such components has increased. If the resulting increase in component costs and time necessary to obtain these components persists, we may experience an adverse impact to gross margin.
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
If China’s entry into the World Trade Organization, or the WTO, results in increased competition or has a negative impact on China’s economy, our business could suffer. Since early 2004, the Chinese government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.
Uncertainties with respect to the Chinese legal system may adversely affect us.
We conduct our business in China primarily through our joint venture, H3C, a Hong Kong entity which in turn owns a

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
If tax benefits available to our China joint venture, H3C, are reduced or repealed, our business could suffer.
The Chinese government is considering the imposition of a “unified” corporate income tax that would phase out, over time, the preferential tax treatment to which H3C is currently entitled. While it is not certain whether the government will implement a unified tax structure or whether H3C will receive “grandfathered” status from any new tax, if a new tax structure is implemented, such new tax structure may adversely affect our financial condition.
H3C is subject to restrictions on paying dividends and making other payments to us.
Chinese regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with Chinese accounting standards and regulations. Our joint venture, a Hong Kong entity, does business through a Chinese entity that is required to set aside a portion of its after-tax profits according to Chinese accounting standards and regulations to fund certain reserves. The Chinese government also imposes controls on the conversion of Renminbi into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. These restrictions may in the future limit our ability to receive dividends or repatriate funds from H3C.
If we fail to maintain an effective system of internal control over financial reporting that includes our China joint venture, H3C, we may not be able to accurately report our financial results or prevent fraud.
The annual evaluation of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 will first include H3C with respect to our fiscal year ending June 1, 2007 and the related annual report on Form 10-K. If we cannot enhance H3C’s existing controls by the evaluation date, our management may conclude that our internal control over financial reporting at the end of that period is not effective. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may not be able to attest to our management’s conclusions or may reach an opposite conclusion. Furthermore, having effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important to help prevent fraud. If we fail to achieve and maintain effective internal control over financial reporting on a consolidated basis, it could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to bring H3C into compliance with Section 404 and the other requirements of the Sarbanes-Oxley Act.
We are subject to risks relating to currency rate fluctuations and exchange controls and we do not hedge this risk in China.
Due to our consolidation of our joint venture in China, a significant portion of our sales and a portion of our costs will be made in China and denominated in Renminbi. In July 2005, China uncoupled the Renminbi from the U.S. dollar and let it float in a narrow band against a basket of foreign currencies. The move initially revalued the Renminbi by 2.1 percent against the U.S. dollar; however, it is uncertain what further adjustments may be made in the future. The Renminbi-U.S. dollar exchange rate could float, and the Renminbi could appreciate or depreciate relative to the U.S. dollar. Any movement of the Renminbi may materially and adversely affect our cash flows, revenues, operating results and financial position. Further, to the extent the Renminbi appreciates in value against the U.S. dollar, our net exposure is increased because a greater percentage of our revenues from China is expressed in U.S. dollars than our related expenses. We do not currently hedge the currency risk in H3C through foreign exchange forward contracts or otherwise and China employs currency controls restricting Renminbi conversion, limiting our ability to engage in currency hedging activities in China. Various foreign exchange controls are applicable to us in China, and such restrictions may in the future make it difficult for H3C or us to repatriate earnings, which could have an adverse effect on our cash flows and financial position.

The members of the board of our China joint venture designated by our co-owner, Huawei, have protective rights over the approval of certain matters; accordingly if Huawei does not agree with us on these matters, these rights could harm our business by preventing us from taking desired actions.
The governance documents applicable to our joint venture in China, H3C, include the requirement that certain actions be approved by an affirmative vote of two-thirds of H3C’s board of directors, including at least one director appointed by 3Com Corporation and one director appointed by Huawei. This right gives Huawei’s board members the right to approve certain matters at the H3C level. If there are disagreements between us and Huawei with respect to these matters, we may not be able to implement certain actions and the success of this joint venture may be adversely affected. Upon the closing of the acquisition to acquire Huawei’s 49% interest in H3C these shareholder rights will terminate.
If our products contain undetected software or hardware errors, we could incur significant unexpected expenses and could lose sales.
High technology products sometimes contain undetected software or hardware errors when new products or new versions or updates of existing products are released to the marketplace. Undetected errors could result in higher than expected warranty and service costs and expenses, and the recording of an accrual for related anticipated expenses. From time to time, such errors or component failures could be found in new or existing products after the commencement of commercial shipments. These problems may have a material adverse effect on our business by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from new product development efforts, delaying the recognition of revenue and causing significant customer relations problems. Further, if products are not accepted by customers due to such defects, and such returns exceed the amount we accrued for defect returns based on our historical experience, our operating results would be adversely affected.
Our products must successfully interoperate with products from other vendors. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems. The occurrence of hardware and software errors, whether or not caused by our products, could result in the delay or loss of market acceptance of our products and any necessary revisions may cause us to incur significant expenses. The occurrence of any such problems would likely have a material adverse effect on our business, operating results and financial condition.
We may need to engage in complex and costly litigation in order to protect, maintain or enforce our intellectual property rights; in some jurisdictions, such as China, our rights may not be as strong as the rights we enjoy in the U.S.
Whether we are defending the assertion of intellectual property rights against us, or asserting our intellectual property rights against others, intellectual property litigation can be complex, costly, protracted, and highly disruptive to business operations because it may divert the attention and energies of management and key technical personnel. Further, plaintiffs in intellectual property cases often seek injunctive relief and the measures of damages in intellectual property litigation are complex and often subjective and uncertain. In addition, such litigation may subject us to counterclaims or other retaliatory actions that could increase its costs, complexity, uncertainty and disruption to the business. Thus, the existence of this type of litigation, or any adverse determinations related to such litigation, could subject us to significant liabilities and costs. Any one of these factors could adversely affect our sales, gross margin, overall results of operations, cash flow or financial position.
In addition, the legal systems of many foreign countries do not protect or honor intellectual property rights to the same extent as the legal system of the United States. For example, in China, the legal system in general, and the intellectual property regime in particular, are still in the development stage. It may be very difficult, time-consuming and costly for us to attempt to enforce our intellectual property rights, and those of H3C, in these jurisdictions.
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
In the course of our business, we receive claims of infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. We evaluate the validity and applicability of these intellectual property rights, and determine in each case whether to negotiate licenses or cross-licenses to incorporate or use the proprietary technologies, protocols, or specifications in our products, and whether we have rights of indemnification against our suppliers, strategic partners or licensors. If we are unable to obtain and maintain licenses on favorable terms for intellectual property rights required for the manufacture, sale, and use of our products, particularly those that must comply with industry standard protocols and specifications to be commercially viable, our financial position or results of operations could be adversely affected. In addition, if we are alleged to infringe the intellectual property rights of others, we could be required to seek licenses from others or be prevented from manufacturing or selling our products, which could cause disruptions to our operations or the markets in which we compete. Finally, even if we have indemnification rights in respect of such allegations of infringement from our suppliers, strategic partners or licensors, we may not be able to recover our losses under those indemnity rights.
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
We have various mechanisms in place to discourage takeover attempts, which may reduce or eliminate our stockholders’ ability to sell their shares for a premium in a change of control transaction.
Various provisions of our certificate of incorporation and bylaws and of Delaware corporate law may discourage, delay or prevent a change in control or takeover attempt of our company by a third party that is opposed by our management and board of directors. Public stockholders who might desire to participate in such a transaction may not have the opportunity to do so. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change of control or change in our management and board of directors. These provisions include:
•	no cumulative voting for directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	control by our board of directors of the size of our board of directors and our classified board of directors;

•	prohibition on the ability of stockholders to call special meetings of stockholders;

•	the ability of our board of directors to alter our bylaws without stockholder approval;

•	prohibition on the ability of stockholders to take actions by written consent;

•	advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by our stockholders at stockholder meetings;

•	certain amendments to our certificate of incorporation and bylaws require the approval of holders of at least 66 ⅔ percent of the voting power of all outstanding stock; and

•	the ability of our board of directors to issue, without stockholder approval, preferred stock with rights that are senior to those of our common stock.
In addition, our board of directors has adopted a stockholder rights plan, the provisions of which could make it more difficult for a potential acquirer of 3Com to consummate an acquisition transaction. Also, Section 203 of the Delaware General Corporation Law may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or consolidating with us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes repurchases of our stock, including shares returned to satisfy employee tax withholding obligations, in the three months ended November 30, 2006:

				Total Number of	Dollar
				Shares Purchased as	Value of Shares
	Total Number		Average	Part of Publicly	that May Yet Be
	of Shares		Price Paid	Announced Plans or	Purchased Under the
Period	Purchased		per Share	Programs(1)	Plans or Programs

September 2, 2006 through September 29, 2006	4,936	(2)	$4.36	—	$100,000,000
September 30, 2006 through October 27, 2006	6,291	(2)	4.98	—	$100,000,000
October 28, 2006 through December 1, 2006	111,442	(2)	4.60	—	$100,000,000

Total	122,669		$4.61	—	$100,000,000

(1)	On March 23, 2005, our Board of Directors approved a new stock repurchase program providing for expenditures of up to $100.0 million through March 31, 2007, provided that all repurchases are pre-approved by the Audit and Finance Committee of the Board of Directors. We did not repurchase shares of our common stock pursuant to this authorization in the three months ended November 30, 2006. However, we may use cash to repurchase shares in future periods. Our last open market purchase was made in August 2004 for 10,700,041 shares.

(2)	Represents shares returned to us to satisfy tax withholding obligations that arose upon the vesting of restricted stock awards.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Annual Meeting of Shareholders was held on September 20, 2006.

(b)	Each of the persons named in the Proxy Statement as a nominee for director was elected and the proposals listed below were approved. The following are the voting results of the proposals:

Proposal I	For	Withheld	Broker Non-Votes
Election of Directors:

Eric A. Benhamou	351,474,951	11,977,856	0
Gary T. DiCamillo	336,924,163	26,528,644	0
James R. Long	353,873,152	9,579,655	0
Raj Reddy	353,413,260	10,039,547	0
Other Directors whose term of office as a director continued after the meeting were Julie St. John and Paul G. Yovovich. David C. Wajsgras was a director whose term of office did not continue after the meeting. Edgar Masri is a director who was appointed immediately after the meeting.

Proposal II	For	Against	Abstain	Broker Non-Votes
To ratify the appointment of Deloitte & Touche LLP as our registered independent public accounting firm for the fiscal year ending June 1, 2007:	361,242,932	1,686,570	523,304	0

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	002-92053	2.1	4/4/00
2.2	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.	10-Q	002-92053	2.11	4/4/00
2.3	Asset Purchase Agreement by and between the Registrant and UTStarcom, Inc. dated March 4, 2003	8-K	000-12867	10.1	6/9/03
2.4	Agreement and Plan of Merger, dated December 13, 2004, by and among the Registrant, Topaz Acquisition Corporation and TippingPoint Technologies, Inc.	8-K	000-12867	2.1	12/16/04
2.5	Securities Purchase Agreement by and among 3Com Corporation, 3Com Technologies, Huawei Technologies Co., Ltd. and Shenzen Huawei Investment & Holding Co., Ltd., dated as of October 28, 2005	8-K/A	000-12867	2.1	3/30/06
2.6	Stock Purchase Agreement by and between Shenzhen Huawei Investment & Holding Co., Ltd. and 3Com Technologies, dated as of December 22, 2006	8-K	000-12867	10.1	12/27/06
3.1	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger	10-Q	002-92053	3.4	10/8/99
3.2	Registrant’s Bylaws, as amended on March 23, 2005	8-K	000-12867	3.1	3/28/05
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	10-Q	000-12867	3.6	10/11/01
4.1	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002	8-A/A	000-12867	4.1	11/27/02
10.1	Fourth Amendment to Lease dated as of December 12, 2005 by and between Marlborough Campus Limited Partnership and 3Com Corporation					X
10.2	Fifth Amendment to Lease dated as of October 27, 2006 by and between Bel Marlborough I LLC and 3Com Corporation					X
10.3	3Com Corporation Section 16 Officer Severance Plan, amended and restated effective September 11, 2006*					X
31.1	Certification of Principal Executive Officer					X
31.2	Certification of Principal Financial Officer					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3Com Corporation (Registrant)
Dated: January 9, 2007	By:	/s/ DONALD M. HALSTED, III
Donald M. Halsted, III
Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer and a duly authorized officer of the registrant)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	002-92053	2.1	4/4/00
2.2	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.	10-Q	002-92053	2.11	4/4/00
2.3	Asset Purchase Agreement by and between the Registrant and UTStarcom, Inc. dated March 4, 2003	8-K	000-12867	10.1	6/9/03
2.4	Agreement and Plan of Merger, dated December 13, 2004, by and among the Registrant, Topaz Acquisition Corporation and TippingPoint Technologies, Inc.	8-K	000-12867	2.1	12/16/04
2.5	Securities Purchase Agreement by and among 3Com Corporation, 3Com Technologies, Huawei Technologies Co., Ltd. and Shenzen Huawei Investment & Holding Co., Ltd., dated as of October 28, 2005	8-K/A	000-12867	2.1	3/30/06
2.6	Stock Purchase Agreement by and between Shenzhen Huawei Investment & Holding Co., Ltd. and 3Com Technologies, dated as of December 22, 2006	8-K	000-12867	10.1	12/27/06
3.1	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger	10-Q	002-92053	3.4	10/8/99
3.2	Registrant’s Bylaws, as amended on March 23, 2005	8-K	000-12867	3.1	3/28/05
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	10-Q	000-12867	3.6	10/11/01
4.1	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002	8-A/A	000-12867	4.1	11/27/02
10.1	Fourth Amendment to Lease dated as of December 12, 2005 by and between Marlborough Campus Limited Partnership and 3Com Corporation					X
10.2	Fifth Amendment to Lease dated as of October 27, 2006 by and between Bel Marlborough I LLC and 3Com Corporation					X
10.3	3Com Corporation Section 16 Officer Severance Plan, amended and restated effective September 11, 2006*					X
31.1	Certification of Principal Executive Officer					X
31.2	Certification of Principal Financial Officer					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan