Form 10-Q
period 2007-03-02
3COM CORP
filed 2007-04-09
CIK 738076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 2, 2007
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
Yes ☐       No ☑
As of March 30, 2007, 398,734,731 shares of the registrant’s common stock were outstanding.

3COM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 2, 2007

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
This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future: future growth; H3C, including revenues, strategy, growth, investment, management and employee retention, integration, the effect of the financing of the purchase of H3C (including continued loan syndication efforts), dependence, statutory tax rate, expected benefits, allocations of purchase price and expected purchase accounting impacts, incentive programs, EARP payments, transition costs and resources needed to comply with Sarbanes-Oxley and manage operations; TippingPoint acquisition; investments in TippingPoint business; strategy for improving profitability of our SCN segment; environment for enterprise networking equipment; challenges relating to sales growth; leveraging H3C; development and execution of our “go-to-market” strategy; strategic product and technology development plans; designing an appropriate business model, strategic plan and infrastructure to reach sustained profitability; dependence on China; ability to satisfy cash requirements for the next twelve months; effect and benefits of restructuring activities; potential acquisitions and strategic relationships; outsourcing; competition and pricing pressures; estimated changes, future possible effects and effects of changes in key assumptions made in the application of SFAS No. 123R; expected restructuring actions and expenses; and expected decline in sales of connectivity products; and you can identify these and other forward-looking statements by the use of words such as “may,” “can,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
3COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
(In thousands, except per share data)	2007	2006	2007	2006
Sales	$323,441	$177,563	$956,561	$539,531
Cost of sales (including stock-based compensation expense of $418 and $47 for the three months ended February 28, 2007 and 2006, respectively, and $1,119 and $121 for the nine months ended February 28, 2007 and 2006, respectively)	170,004	105,157	516,544	322,744

Gross profit	153,437	72,406	440,017	216,787

Operating expenses:
Sales and marketing (including stock-based compensation expense of $1,553 and $457 for the three months ended February 28, 2007 and 2006, respectively, and $4,358 and $1,740 for the nine months ended February 28, 2007 and 2006, respectively)	77,338	67,073	230,648	204,885
Research and development (including stock-based compensation expense of $1,060 and $864 for the three months ended February 28, 2007 and 2006, respectively, and $3,774 and $3,034 for the nine months ended February 28, 2007 and 2006, respectively)	48,419	25,075	144,363	69,497
General and administrative (including stock-based compensation expense of $1,865 and $1,060 for the three months ended February 28, 2007 and 2006, respectively, and $5,882 and $3,265 for the nine months ended February 28, 2007 and 2006, respectively)	22,466	19,520	65,083	56,025
Amortization and write-down of intangible assets	10,228	3,862	34,630	11,586
In-process research and development	1,700	—	1,700	—

Restructuring charges	2,221	4,148	2,776	10,977

Total operating expenses	162,372	119,678	479,200	352,970

Operating loss	(8,935)	(47,272)	(39,183)	(136,183)
(Loss) gain on investments, net	(582)	173	799	3,270
Interest income, net	11,265	7,167	32,802	20,137
Other income (expense), net	9,637	(574)	26,971	(438)

Income (loss) before income taxes, equity interest in loss of unconsolidated joint venture and minority interest	11,385	(40,506)	21,389	(113,214)
Income tax (provision) benefit	(1,374)	(1,030)	(5,047)	19,948
Equity interest in loss of unconsolidated joint venture	—	8,776	—	7,765
Minority interest in income of consolidated joint venture	(14,790)	—	(38,705)	—

Net loss	$(4,779)	$(32,760)	$(22,363)	$(85,501)

Basic and diluted net loss per share	$(0.01)	$(0.08)	$(0.06)	$(0.22)

Shares used in computing per share amounts:
Basic and diluted	394,351	387,754	393,196	385,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28,	May 31,
(In thousands, except per share data)	2007	2006
ASSETS
Current assets:
Cash and equivalents	$842,761	$501,097
Short-term investments	113,386	363,250
Notes receivable	35,671	63,224
Accounts receivable, less allowance for doubtful accounts of $23,435 and $16,422, respectively	144,345	115,120
Inventories	124,459	148,819
Other current assets	51,214	57,835

Total current assets	1,311,836	1,249,345
Property and equipment, less accumulated depreciation and amortization of $232,414 and $232,944, respectively	80,564	89,109
Goodwill	357,430	354,259
Intangible assets, net	80,166	111,845
Deposits and other assets	27,662	56,803

Total assets	$1,857,658	$1,861,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$128,916	$153,245
Accrued liabilities and other	342,239	318,036

Total current liabilities	471,155	471,281
Deferred revenue and long-term obligations	2,354	13,788
Minority interest	171,853	173,930
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value, 990,000 shares authorized; shares issued: 397,509 and 393,442, respectively	2,316,571	2,300,396
Unamortized stock-based compensation	—	(7,565)
Retained deficit	(1,110,183)	(1,087,512)
Accumulated other comprehensive income (loss)	5,908	(2,957)

Total stockholders’ equity	1,212,296	1,202,362

Total liabilities and stockholders’ equity	$1,857,658	$1,861,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	February 28,
(In thousands)	2007	2006
Cash flows from operating activities:
Net loss	$(22,363)	$(85,501)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	58,255	29,406
Stock-based compensation charges	15,133	8,160
Gain on property and equipment disposals	(10,898)	(341)
In-process research and development	1,700	—
(Gain) loss on investments, net	(1,476)	385
Minority interest in income of consolidated joint venture	38,705	—
Equity interest in loss of unconsolidated joint venture	—	(7,765)
Deferred income taxes	(8,836)	(223)
Changes in assets and liabilities:
Accounts receivable	(12,392)	(28,235)
Inventories	23,754	(6,881)
Other assets	31,689	13,773
Accounts payable	(28,098)	(7,332)
Other liabilities	9,682	(16,519)

Net cash provided by (used in) operating activities	94,855	(101,073)

Cash flows from investing activities:
Purchases of investments	(225,005)	(387,145)
Proceeds from maturities and sales of investments	495,941	483,534
Purchases of property and equipment	(24,152)	(11,185)
Businesses acquired in purchase transactions, net of cash acquired	(7,830)	(28,000)
Proceeds from sale of property and equipment	33,111	—

Net cash provided by investing activities	272,065	57,204

Cash flows from financing activities:
Issuances of common stock	13,088	12,440
Repurchases of common stock	(4,788)	(5,494)
Dividend paid to minority interest shareholder	(40,785)	—

Net cash (used in) provided by financing activities	(32,485)	6,946

Effect of exchange rate changes on cash and equivalents	7,229	233

Net change in cash and equivalents during period	341,664	(36,690)
Cash and equivalents, beginning of period	501,097	268,535

Cash and equivalents, end of period	$842,761	$231,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our financial position as of March 2, 2007, our results of operations for the three and nine months ended March 2, 2007 and March 1, 2006 and our cash flows for the nine months ended March 2, 2007 and March 1, 2006.
We use a 52 or 53 week fiscal year ending on the Friday nearest to May 31. For convenience, the condensed consolidated financial statements have been shown as ending on the last day of the calendar month. Accordingly, the three months ended February 28, 2007 ended on March 2, 2007, the three months ended February 28, 2006 ended on March 1, 2006, and the year ended May 31, 2006 ended on June 2, 2006. The results of operations for the three and nine months ended March 2, 2007 may not be indicative of the results to be expected for the fiscal year ending June 1, 2007 or any future periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended June 2, 2006.
Recently issued accounting pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by 3Com in the first quarter of fiscal 2009. 3Com currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.
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
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. This Interpretation is effective for the first fiscal year beginning after December 15, 2006. We will adopt it in the first quarter of fiscal 2008. We are currently evaluating the impact FIN 48 may have on our financial statements.

NOTE 2. STOCK-BASED COMPENSATION
In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment”, which requires all stock-based compensation to employees (as defined in SFAS No. 123R), including grants of employee stock options, restricted stock awards, restricted stock units, and employee stock purchase plan shares to be recognized in the financial statements based on their fair values. We adopted SFAS No. 123R on June 3, 2006 using the modified prospective transition method and accordingly, prior period amounts have not been restated. In order to determine the fair value of stock options and employee stock purchase plan shares, we use the Black-Scholes option pricing model and apply the single-option valuation approach to the stock option valuation. In order to determine the fair value of restricted stock awards and restricted stock units we use the closing market price of 3Com common stock on the date of grant. We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the awards for options granted following the adoption of SFAS No. 123R for time vested awards. For unvested stock options outstanding as of May 31, 2006, we will continue to recognize stock-based compensation expense using the accelerated amortization method prescribed in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”.
Estimates of the fair value of equity awards in future periods will be affected by the market price of our common stock, as well as the actual results of certain assumptions used to value the equity awards. These assumptions include, but are not limited to, the expected volatility of the common stock price, the expected term of options granted, and the risk free interest rate.
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
The risk-free interest rate used in the Black-Scholes option pricing model is based on the historical U.S. Treasury zero-coupon bond issues with terms corresponding to the expected terms of the equity awards. In addition, an expected dividend yield of zero is used in the option valuation model because we do not expect to pay any cash dividends in the foreseeable future. In accordance with SFAS No. 123R, we are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods based upon new information. In order to determine an estimated pre-vesting option forfeiture rate, we used historical forfeiture data, which currently yields an expected forfeiture rate of 27 percent. This estimated forfeiture rate has been applied to all unvested options and restricted stock outstanding as of May 31, 2006 and to all options and restricted stock granted since May 31, 2006. Therefore, stock-based compensation expense is recorded only for those options and restricted stock that are expected to vest.
The Company’s policy is to issue new shares, or reissue shares from treasury stock, upon settlement of share based payments.
The following table summarizes the incremental effects of the share-based compensation expense resulting from the application of SFAS No. 123R to the stock options and employee stock purchase plan:

	Three Months Ended	Nine Months Ended
(In thousands, except per share data)	February 28, 2007	February 28, 2007
Cost of sales	$301	$883
Sales and marketing	948	2,929
Research and development	524	1,637
General and administrative	1,241	3,217

Incremental share-based compensation effect of SFAS No. 123R on net loss	$3,014	$8,666

Incremental share-based compensation effect of SFAS No. 123R on basic and diluted net loss per share	$(0.01)	$(0.02)
As of February 28, 2007, total unrecognized stock-based compensation expense relating to unvested employee stock options, adjusted for estimated forfeitures, was $20.7 million. This amount is expected to be recognized over a weighted-average period of 2.8 years. If actual forfeitures differ from current estimates, total unrecognized stock-based compensation expense will be adjusted for future changes in estimated forfeitures.

Prior to June 1, 2006, we accounted for stock options using the intrinsic value method, pursuant to the provisions of Accounting Principles Board (“APB”) No. 25. Under this method, stock-based compensation expense was measured as the difference between the option’s exercise price and the market price of the Company’s common stock on the date of grant.
Pro forma information required under SFAS No. 123 for the year ago periods, as if we had applied the fair value recognition provisions of SFAS No. 123 to awards granted under our equity incentive plans, was as follows:

	Three Months Ended	Nine Months Ended
(In thousands, except per share amounts)	February 28, 2006	February 28, 2006
Net loss as reported	$(32,760)	$(85,501)
Add: Stock-based compensation included in reported net loss	2,433	8,160
Deduct: Total stock-based compensation determined under the fair value-based method, net of related tax effects	(5,282)	(19,346)

Adjusted net loss	$(35,609)	$(96,687)

Net loss per share-basic and diluted:
As reported	$(0.08)	$(0.22)
Adjusted	$(0.09)	$(0.25)
There were zero and 0.7 million shares of commons stock issued under the employee stock purchase plan shares issued during the three months and nine months ended February 28, 2007. Employee stock purchases normally occur only in the quarters ended November 30 and May 31.
Share-based compensation recognized in the three and six months ended February 28, 2007 as a result of the adoption of SFAS No. 123R as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123R use the Black-Scholes option pricing model for estimating the fair value of options granted under the company’s equity incentive plans. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The underlying weighted-average assumptions used in the Black-Scholes model and the resulting estimates of fair value per share were as follows for options granted during the three and nine months ended February 28, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2007	2006[1]	2007	2006[1]
Employee stock options:
Volatility	41.8%	40.3%	41.8%	42.1%
Risk-free interest rate	4.7%	4.4%	4.7%	4.3%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (years)	4.0	4.0	4.0	4.0

Fair value per option	$1.59	$1.52	$1.67	$1.48

Employee Stock Purchase Plan:
Volatility			49.2%	35.2%
Risk-free interest rate			5.1%	4.1%
Dividend yield			0.0%	0.0%
Expected life (years)			0.5	0.5

Fair value per option			$1.27	$1.05

1 — Assumptions used in the calculation of fair value according to the provisions of SFAS No. 123.

As of February 28, 2007, our outstanding stock options as a percentage of outstanding shares were approximately 14 percent. Stock option detail activity for the period June 1, 2006 to February 28, 2007 was as follows (shares in thousands):

	Number of	Weighted average
	Shares	Exercise Price
Outstanding June 1, 2006	61,421	$5.71
Granted	23,607	4.73
Exercised	(2,134)	3.12
Cancelled	(28,201)	6.02

Outstanding February 28, 2007	54,693	$5.22

Exercisable	22,346	$6.29
Weighted average grant-date fair value of options granted		$1.67
During the three months and nine months ended February 28, 2007 approximately 0.3 and 2.1 million options were exercised at an aggregate intrinsic value of $0.6 and $3.7 million respectively. The intrinsic value above is calculated as the difference between the market value on exercise date and the option price of the shares. The closing market value per share as of March 2, 2007 was $3.76 as reported by the NASDAQ Global Select Market. The aggregate intrinsic value of options outstanding and options exercisable as of February 28, 2007 was $11.2 million and $7.4 million, respectively. The aggregate intrinsic value is calculated as the difference between the market value as of March 2, 2007 and the option price of the shares.
Options outstanding that are vested and expected to vest as of February 28, 2007 are as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Option	Contractual	Intrinsic Value
	Shares	Price	Life (in years)	(in thousands)
Vested and expected to vest at February 28, 2007	39,985,355	$5.45	4.83	$10,532
Restricted stock awards activity during the nine months ended February 28, 2007 and restricted stock awards outstanding as of February 28, 2007, were as follows (shares in thousands):

	Number of	Weighted average
	Shares	Grant-Date Fair
	(unvested)	Value
Outstanding June 1, 2006	2,117	$4.07
Granted	2,370	4.45
Vested	(595)	3.90
Forfeited	(917)	4.32

Outstanding February 28, 2007	2,975	$4.33
During the three months and nine months ended February 28, 2007 approximately 0.1 million and 0.6 million restricted award shares with an aggregate fair value of $0.3 million and $2.75 million became vested.
Restricted stock unit activity during the nine months ended February 28, 2007 and restricted stock units outstanding as of February 28, 2007, were as follows (shares in thousands):

			Weighted
			Average	Aggregate
	Number of	Weighted	Remaining	Intrinsic
	Shares	Average	Contractual	Value (in
	(unvested)	Purchase Price	Term (Years)	thousands)
Outstanding June 1, 2006	—	$—	—
Granted	3,731	—	—
Vested	—	—	—
Forfeited	(172)	—	—

Outstanding February 28, 2007	3,559	$—	1.14	$13,382

During the three months and nine months ended February 28, 2007 no restricted share units became vested.

NOTE 3. ACQUISITIONS
Huawei-Com Joint Venture and Acquisition
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
Two years after the formation of H3C, we had the one-time option to purchase an additional two percent ownership interest from Huawei. On October 28, 2005, we exercised this right and entered into an agreement to purchase an additional two percent ownership interest in H3C from Huawei for an aggregate purchase price of $28.0 million. We were granted regulatory approval by the People’s Republic of China (“PRC”) and subsequently completed this transaction on January 27, 2006 (date of acquisition). Consequently, we owned a majority interest in the joint venture and determined that the criteria of Emerging Issues Task Force No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” were met and, therefore, consolidated H3C’s financial statements beginning February 1, 2006, a date used under the principle of a convenience close. As H3C reports on a calendar year basis, we consolidate H3C based on H3C’s most recent financial statements, two months in arrears. Our Consolidated Statement of Operations for the quarter ended February 28, 2007 contains the three months of results from H3C’s quarter ended December 31, 2006. Ownership of only 51 percent of H3C results in our Consolidated Balance Sheet reflecting a minority interest liability related to Huawei’s 49 percent ownership in H3C and our Consolidated Statement of Operations contains an allocation to minority interest of amounts representing Huawei’s 49 percent share of H3C’s net income.
Three years after formation of H3C, we and Huawei each had the right to initiate a bid process to purchase the equity interest in H3C held by the other. 3Com initiated the bidding process on November 15, 2006 to buy Huawei’s 49 percent stake in H3C and our bid of $882 million was accepted by Huawei on November 27, 2006. Subsequent to the quarter-end, the transaction closed on March 29, 2007, at which time the purchase price was paid in full.
Prior to February 1, 2006, we accounted for our investment in H3C using the equity method. Under this method, we recorded our proportionate share of H3C’s net income or loss based on the most recently available quarterly financial statements. The following pro forma financial information presents the consolidated results of operations of 3Com and H3C as if the 2 percent acquisition had occurred as of the beginning of the periods presented below. The adjustments which reflect the amortization of purchased intangible assets and charges for in-process research and development have been made to the consolidated results of operations. We also eliminated the inter-company activity between the parties in the consolidated results. The unaudited pro forma financial information is not intended, and should not be taken, as representative of our future consolidated results of operations or the results that would have occurred if the acquisition occurred on April 1, 2005.

	Three Months Ended	Nine Months Ended
(In millions, except per share amounts)	February 28, 2006	February 28, 2006
Net sales	$304.9	$847.0
Net loss	(32.8)	(86.5)
Basic and diluted net loss per share	$(0.08)	$(0.22)

Roving Planet Acquisition
On December 5, 2006, the Company acquired certain assets and liabilities of Roving Planet, Inc. (“Roving Planet”) to support our strategy of extending our appliance-based intrusion prevention system (“IPS”) business to include network access control (“NAC”) features. Under the terms of the definitive agreement the Company acquired the Roving Planet assets for $8.0 million in cash, plus assumption of liabilities of approximately $0.2 million. As of February 28, 2007, the Company paid $7.6 million of the total purchase price while the balance is subject to attainment of certain milestones associated with technological developments.
The consolidated financial statements include the operating results of Roving Planet from the date of acquisition, as part of the Company’s SCN operating segment. Pro forma results for the Roving Planet acquisition have not been presented because the effects of the acquisitions were not material to the Company’s financial results.
The Company’s methodology for allocating the purchase price for purchase acquisitions to in-process research and development, purchased intangible assets and goodwill is determined through established valuation techniques. In-process research and development is expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist.
Based upon these established valuation techniques the Company assigned the purchase price for the acquisition in the following manner:

	As of February 28,	Useful Life for Purchased
	2007	Intangible Assets
In-process research and development	$1,700	—
Purchased core technology	3,100	3 years
Goodwill (tax deductible)	3,429	—

Total acquisition value	$8,229	—

The purchase price and related allocation are preliminary and may be revised as a result of adjustments made to the purchase price, additional information regarding liabilities assumed, including revisions of preliminary estimates of fair values made at the date of purchase.
NOTE 4. RESTRUCTURING CHARGES
In recent fiscal years, we have undertaken several initiatives involving significant changes in our business strategy and cost structure.
In fiscal 2001, we began a broad restructuring of our business to enhance the focus and cost effectiveness of our businesses in serving their respective markets. These restructuring efforts continued through fiscal 2007. As of February 28, 2007, accrued liabilities related to actions initiated in fiscal 2001, 2002, 2003, 2004, 2005, and 2006 (respectively, the “Fiscal 2001 Actions”, “Fiscal 2002 Actions”, “Fiscal 2003 Actions”, “Fiscal 2004 Actions”, “Fiscal 2005 Actions”, and “Fiscal 2006 Actions”), in aggregate, mainly consist of lease obligations associated with vacated facilities.
During the first nine months of fiscal 2007 (the “Fiscal 2007 Actions”), we took the following additional measures to reduce costs:
•	further reductions in workforce; and

•	continued efforts to consolidate and dispose of excess facilities.
Restructuring charges related to these various initiatives resulted in a net charge of $2.2 million in the third quarter of fiscal 2007 and a charge of $4.1 million in the third quarter of fiscal 2006. Net restructuring charges for the first nine months of fiscal 2007 were $2.8 million, and restructuring charges for the first nine months of fiscal 2006 were $11.0 million. The first nine months of 2007 included charges of $12.9 million mostly offset by a gain on the sale of our Santa Clara facility of $8.0 million, and the $2.2 million benefit from changes in estimates on previously established reserves.
Accrued liabilities associated with restructuring charges are included in the caption “Accrued liabilities and other” in the accompanying consolidated balance sheets. These liabilities are classified as current because we expect to satisfy such liabilities in cash within the next 12 months.

Fiscal 2007 Actions
Activity and liability balances related to the fiscal 2007 restructuring actions are as follows (in thousands):

	Employee		Other
	Separation	Facilities-	Restructuring
	Expense	related Sales	Costs	Total
Balance as of June 1, 2006	$—	$—	$—	$—

Provisions (benefits)	11,388	(7,509)	231	4,110
Payments and non-cash charges (benefits)	(9,053)	7,791	(231)	(1,493)

Balance as of February 28, 2007	$2,335	$282	$—	$2,617

Employee separation expenses include severance pay, outplacement services, medical and other related benefits. The reduction in workforce affected employees involved in research and development, sales and marketing, customer support, and general and administrative functions. Through February 28, 2007, the total reduction in workforce associated with actions initiated during fiscal 2007 included approximately 165 employees who had been separated or were currently in the separation process and approximately 8 additional employees who had been notified but had not yet worked their last day.
In the first quarter of fiscal 2007 we recorded a benefit for the sale of our owned Santa Clara facility in the amount of $8.0 million.
Other restructuring charges were for payments to suppliers in support of the restructuring efforts.
Fiscal 2006 Actions
Activity and liability balances related to the fiscal 2006 restructuring actions are as follows (in thousands):

	Employee	Facilities-
	Separation	related
	Expense	Charges	Total
Balance as of June 1, 2006	$4,877	$891	$5,768

Provisions (benefits)	(697)	(44)	(741)
Payments and non-cash charges	(3,865)	(509)	(4,374)

Balance as of February 28, 2007	$315	$338	$653

Employee separation expenses include severance pay, outplacement services, medical and other related benefits. The reduction in workforce affected employees involved in research and development, sales and marketing, customer support, and general and administrative functions. Through February 28, 2007 separation payments associated with actions initiated in fiscal 2006 were approximately $8.5 million.
The benefit recorded in the nine month period is primarily for changes in estimates on certain provisions.
We expect to complete any remaining activities related to actions initiated in fiscal 2006 within the next twelve months.
Fiscal 2005 Actions
Activity and liability balances related to the fiscal 2005 restructuring actions are as follows (in thousands):

	Employee	Long-term	Facilities-	Other
	Separation	Asset	related	Restructuring
	Expense	Write-downs	Charges	Costs	Total
Balance as of June 1, 2006	$1,843	$255	$—	$13	$2,111

Provisions (benefits)	(1,400)	(255)	22	(13)	(1,646)
Payments and non-cash charges	(145)	—	(22)	—	(167)

Balance as of February 28, 2007	$298	$—	$—	$—	$298

The benefit recorded in the nine month period is primarily for changes in estimates on certain provisions.
We expect to complete any remaining activities related to actions initiated in fiscal 2005 within the next twelve months.

Fiscal 2001, 2002, 2003 and 2004 Actions
Activity and liability balances related to the fiscal 2001, 2002, 2003 and 2004 restructuring actions are as follows (in thousands):

	Facilities-	Other
	related	Restructuring
	Charges	Costs	Total
Balance as of June 1, 2006	$5,641	$5	$5,646

Provisions	1,046	7	1,053
Payments and non-cash charges	(5,052)	(12)	(5,064)

Balance as of February 28, 2007	$1,635	$—	$1,635

Facilities related charges in the nine month period were driven by a change in estimate of costs to return certain exited facilities to their original condition.
We expect to complete any remaining activities related to actions initiated in these fiscal periods, within the next twelve months.
NOTE 5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE
As described in Note 3 we formed H3C with a subsidiary of Huawei.
Prior to the acquisition of 2 percent of H3C, giving us a 51 percent ownership position, we accounted for our investment by the equity method. Under this method, we recorded our proportionate share of H3C’s net income or loss based on the most recently available quarterly financial statements. Since H3C follows a calendar year basis of reporting, we reported our equity in H3C’s net loss for H3C’s fiscal period from October 1, 2005 through December 31, 2005, in our results of operations for the third quarter of fiscal 2006. This represents reporting two months in arrears.
The following summarized information is from the statement of operations for H3C for the three and nine month periods ended December 31, 2005. The unaudited financial information is not intended, and should not be taken, as representative of future results of our H3C segment.

	Three Months Ended	Nine Months Ended
(in thousands):	December 31, 2005	December 31, 2005
Statement of Operations:
Sales	$144,973	$351,922
Gross profit	69,544	157,181
Net income	17,910	15,847

In determining our share of the net income of H3C certain adjustments were made to H3C’s reported results. These adjustments were made primarily to recognize the value and the related amortization expense associated with Huawei’s contributed assets, as well as to defer H3C’s sales and gross profit on sales of products sold to us that remained in our inventory at the end of the accounting period.
3Com and H3C are parties to agreements for the sale of certain products between each other. For the three and nine months period ended February 28, 2006, we made sales of products to H3C of $3.2 million and $9.9 million respectively, and made purchases of products from H3C of $18.9 million and $47.8 million. Upon consolidation, these sales and purchases are eliminated in our consolidated results. As of February 28, 2006, we had deferred $0.4 million of sales made to H3C that had not yet been shipped to H3C’s end customers.
NOTE 6. COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Net loss	$(4,779)	$(32,760)	$(22,363)	$(85,501)
Other comprehensive income:
Net unrealized gain on investments	248	418	2,252	77
Change in accumulated translation adjustments	2,947	711	6,614	215

Total comprehensive loss	$(1,584)	$(31,631)	$(13,497)	$(85,209)

NOTE 7. NET LOSS PER SHARE
Employee stock options and restricted stock totaling 61.2 million shares for both the three and nine months ended February 28, 2007 and 67.2 million shares for both the three and nine months ended February 28, 2006 were not included in the computation of diluted earnings per share as the net loss for these periods would have made their effect anti-dilutive.
NOTE 8. INVENTORIES
The components of inventories are as follows (in thousands):

	February 28,	May 31,
	2007	2006
Finished goods	$73,668	$69,386
Work-in-process	7,619	12,777
Raw materials	43,172	66,656

Total	$124,459	$148,819

NOTE 9. INTANGIBLE ASSETS, NET
The following table details our purchased intangible assets (in thousands):

	February 28, 2007			May 31, 2006
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Existing technology	$207,047	$(142,847)	$64,200	$203,946	$(114,235)	$89,711
Maintenance contracts	19,000	(6,598)	12,402	19,000	(4,222)	14,778
Other	15,301	(11,737)	3,564	15,301	(7,945)	7,356

Total	$241,348	$(161,182)	$80,166	$238,247	$(126,402)	$111,845

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
The following table summarizes the activity in the allowance for estimated warranty costs for the nine months ended February 28, 2007 and 2006 (in thousands):

	Nine Months Ended
	February 28,
	2007	2006
Accrued warranty, beginning of period	$41,791	$41,782
Cost of warranty claims processed during the period	(37,851)	(22,691)
Provision for warranties related to products sold during the period	35,817	20,373

Accrued warranty, end of period	$39,757	$39,464

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
Summarized financial information of our continuing operations by segment for the three months and nine months ended February 28, 2007 is as follows. Note that the three months and nine months ended February 28, 2006 is not presented as we did not consolidate the H3C segment prior to February 1, 2006.

	Three Months Ended February 28, 2007
(in thousands)	SCN	H3C	Eliminations[1]	Total
Revenue	$157,385	$195,144	$(29,088)	$323,441
Gross profit	63,797	89,640		153,437
Sales and marketing, research and development, and general and administrative	84,157	64,066		148,223
Restructuring, amortization, and in-process research and development	7,579	6,570		14,149
Operating income (loss)	(27,939)	19,004		(8,935)
Net income (loss)	$(20,174)	$30,185	$(14,790)	$(4,779)

Assets	$1,408,977	$477,029	$(28,348)	$1,857,658

1	— Represents eliminations for inter-company sales as well as the recording of minority interest related to Huawei’s 49 percent ownership in the joint venture.

	Nine months ended February 28, 2007
(in thousands)	SCN	H3C	Eliminations[1]	Total
Revenue	$479,733	$555,403	$(78,575)	$956,561
Gross profit	179,578	260,439		440,017
Sales and marketing, research and development, and general and administrative	255,189	184,905		440,094
Restructuring, amortization, and in-process research and development	15,316	23,790		39,106
Operating income (loss)	(90,927)	51,744		(39,183)
Net income (loss)	$(62,652)	$78,994	$(38,705)	$(22,363)

Assets	$1,408,977	$477,029	$(28,348)	$1,857,658

1	— Represents eliminations for inter-company sales as well as the recording of minority interest related to Huawei’s 49 percent ownership in the joint venture.
Certain product groups accounted for a significant portion of our sales. Sales from these product groups as a percentage of total sales for the respective periods are as follows (in thousands except percentages):

	Three Months Ended				Nine Months Ended
	February 28,				February 28,
	2007		2006		2007		2006
Networking	$259,196	80%	$119,473	67%	$776,081	81%	$378,209	70%
Security	30,647	9%	25,542	14%	87,691	9%	63,340	12%
Voice	18,700	6%	12,503	7%	51,198	5%	42,113	8%
Services	9,805	3%	7,958	5%	26,724	3%	24,547	4%
Connectivity products	5,093	2%	12,087	7%	14,867	2%	31,322	6%

Total	$323,441		$177,563		$956,561		$539,531

During the first quarter of fiscal 2007 Huawei together with its affiliates became a customer which represented at least 21 percent of total consolidated sales. Sales to Huawei are part of the H3C segment reported results, and were 21 percent and 20 percent, respectively, of total consolidated 3Com sales for the three and nine month periods ended February 28, 2007.

NOTE 12. GEOGRAPHIC INFORMATION
Sales by geographic region are as follows (in thousands):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2007	2006	2007	2006
North America	$58,538	$60,875	$172,120	$191,020
Latin and South America	17,970	19,781	53,585	53,385
Europe, Middle East, and Africa	65,736	74,956	206,203	231,060
Asia Pacific (except China)	26,906	21,951	79,577	64,066
China	154,291	—	445,076	—

Total	$323,441	$177,563	$956,561	$539,531

Sales information by geography to the extent available is reported based on the customer’s designated delivery point, except in the case of H3C’s Original Equipment Manufacturer, or OEM, sales which are based on the hub locations of H3C’s OEM partners. China results are from our sales in our H3C operating segment which was not consolidated prior to our fiscal quarter ended May 31, 2006, therefore no values exist in our consolidated sales in the period ended February 28, 2006.
NOTE 13. LITIGATION
We are a party to lawsuits in the normal course of our business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We believe that we have meritorious defenses in the matters set forth below in which we are named as a defendant. An unfavorable resolution of the lawsuits described below could adversely affect our business, financial position, or results of operations. We cannot estimate the loss or range of loss that may be reasonably possible as a result of these litigations and, accordingly, we have not recorded any associated liability in our consolidated balance sheets.
On December 5, 2001, TippingPoint and two of its current and former officers and directors, as well as the managing underwriters in TippingPoint’s initial public offering, were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit, which is part of a consolidated action that includes over 300 similar actions, is captioned In re Initial Public Offering Securities Litigation, Brian Levey vs. TippingPoint Technologies, Inc., et al. (Civil Action Number 01-CV-10976). The principal allegation in the lawsuit is that the defendants participated in a scheme to manipulate the initial public offering and subsequent market price of TippingPoint’s stock (and the stock of other public companies) by knowingly assisting the underwriters’ requirement that certain of their customers had to purchase stock in a specific initial public offering as a condition to being allocated shares in the initial public offerings of other companies. In relation to TippingPoint, the purported plaintiff class for the lawsuit is comprised of all persons who purchased TippingPoint stock from March 17, 2000 through December 6, 2000. The suit seeks rescission of the purchase prices paid by purchasers of shares of TippingPoint common stock. On September 10, 2002, TippingPoint’s counsel and counsel for the plaintiffs entered into an agreement pursuant to which the plaintiffs dismissed, without prejudice, TippingPoint’s former and current officers and directors from the lawsuit. In May 2003, a memorandum of understanding was executed by counsel for the plaintiffs, the issuer-defendants and their insurers setting forth the terms of a settlement that would result in the termination of all claims brought by the plaintiffs against the issuer-defendants and the individual defendants named in the lawsuit. In August 2003, TippingPoint’s Board of Directors approved the settlement terms described in the memorandum of understanding. In May 2004, TippingPoint signed a settlement agreement on behalf of itself and its current and former directors and officers with the plaintiffs. This settlement agreement formalizes the previously approved terms of the memorandum of understanding and, subject to certain conditions, provides for the complete dismissal, with prejudice, of all claims against TippingPoint and its current and former directors and officers. Any direct financial impact of the settlement is expected to be borne by TippingPoint’s insurers. On August 31, 2005, the District Court issued its preliminary approval of the settlement terms. The settlement remains subject to numerous conditions, including final approval by the District Court. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit held that the District Court erred in granting class-action status to six “focus cases” of the consolidated class action lawsuits that comprise the action. The impact of this decision on the settlement is uncertain. The Plaintiffs have petitioned the Second Circuit to hear this case en banc, but the appeals court has not ruled on the petition. If the settlement does not occur for any reason and the litigation against TippingPoint continues, we intend to defend this action vigorously, and to the extent necessary, to seek indemnification and/or contribution from the underwriters in TippingPoint’s initial public offering pursuant to its underwriting agreement with the underwriters. However, there can be no assurance that indemnification or contribution will be available to TippingPoint or enforceable against the underwriters.

On December 22, 2006, Australia’s Commonwealth Scientific and Research Organization (CSIRO) filed suit in the United States District Court for the Eastern District of Texas (Tyler Division) against several manufacturers and suppliers of wireless products, including 3Com. The complaint alleges that the manufacture, use, and sale of wireless products compliant with the IEEE 802.11(a) or 802.11(g) wireless standards infringes on CSIRO’s patent, U.S. Patent No. 5,487,069. On March 9, 2007, 3Com filed its Answer, denying infringement and claiming invalidity and unenforceability of the CSIRO patent, among other defenses. The case is in the discovery phase of litigation. The majority of 3Com’s wireless products are supplied to the Company under OEM Purchase and Development Agreements that impose substantial intellectual property indemnification obligations upon 3Com’s suppliers. We cannot make any predictions as to the outcome of this litigation and intend to vigorously defend the matter.
NOTE 14. SUBSEQUENT EVENT
On November 28, 2006, we announced that Huawei Technologies had accepted our bid to purchase Huawei’s 49 percent interest in our joint venture, H3C, for $882 million (the “Acquisition”). The Acquisition closed on March 29, 2007. The total acquisition and financing costs for this transaction were approximately 3 percent of the transaction value. We used approximately $470 million of our SCN segment cash balances to fund a portion of the purchase price for the acquisition and related fees and expenses. Huawei-3Com Co., Limited will now be known as H3C Technologies Co., Limited, or H3C.
On March 22, 2007, H3C Holdings Limited (the “Borrower”), an indirect wholly-owned subsidiary of 3Com Corporation, entered into the Credit and Guaranty Agreement dated as of March 22, 2007 among H3C Holdings Limited, as Borrower, 3Com Corporation, 3Com Holdings Limited and 3Com Technologies, as Holdco Guarantors, various Lenders, Goldman Sachs Credit Partners L.P., as Mandated Lead Arranger, Bookrunner, Administrative Agent and Syndication Agent (“GSCP”), and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent (the “Credit Agreement”). On March 28, 2007, the Borrower borrowed $430 million under the Credit Agreement in the form of a senior secured term loan (the “Senior Facility”) to finance the remainder of the purchase price for the Acquisition. The Acquisition was effected on March 29, 2007 through 3Com Technologies, an indirect wholly-owned subsidiary of 3Com Corporation. 3Com now owns 100% of H3C. 3Com Corporation funded the remaining portion of the purchase price consideration for the Acquisition from cash on hand in its SCN segment.
The Borrower’s principal asset is 100% of the shares of H3C. Covenants and other restrictions under the Credit Agreement generally apply to the Borrower and its subsidiaries, which we refer to as the “H3C Group.” 3Com’s SCN segment is not generally subject to the terms of the Credit Agreement, other than through parental guarantees described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. Required payments under the loan are generally expected to be serviced by cash flows from the H3C Group and the loan is secured by assets at the H3C level, as well as the parental guarantees (which are expected to be released after H3C effects a successful capital reduction). 3Com and GSCP have agreed to continue loan syndication efforts. In order to support further syndication, the “market flex” provisions of the existing commitment letter between the parties provide the syndication agent with the ability to increase the interest rate on the loan (subject to a specified cap) if reasonably necessary to syndicate the loan. In addition, the loan structure, amortization schedule and other terms are subject to changes made by mutual agreement of the parties in support of such syndication efforts.
The Senior Facility will mature five and a half years following the closing and principal will amortize on the following schedule:
(in thousands)

	Amortization	Amortization
Date	Percentage	Amount
September 28, 2007	7.5%	$32,250
September 28, 2008	15.0%	64,500
September 28, 2009	15.0%	64,500
September 28, 2010	20.0%	86,000
September 28, 2011	20.0%	86,000
September 28, 2012	22.5%	96,750

All amounts outstanding under the Senior Facility will bear interest, at the Borrower’s option, at the (i) LIBOR–based rate, or (ii) Base Rate (i.e., prime rate), in each caseplus an applicable margin percentage which is based on a “leverage ratio” of consolidated indebtedness of the Borrower and its subsidiaries to EBITDA (calculated to exclude certain one-time nonrecurring charges) for the relevant twelve-month period. The initial applicable margin percentage is 2.00%. A default rate applies on all obligations in the event of default under the Senior Facility at a rate per annum of 2% above the applicable interest rate. Interest is payable on a semi-annual basis on each March 28 and September 28, commencing September 28, 2007.
H3C and all other existing and future subsidiaries of the Borrower (outside of the PRC) guarantee all obligations under the Senior Facility and are referred to as “Guarantors.” Additionally, certain parents of the Borrower, including 3Com Technologies and 3Com Corporation, also guarantee all obligations under the Senior Facility; these entities are referred to as “Parent Guarantors” and are not considered “Guarantors.” The Senior Facility contains such financial, affirmative and negative covenants by the Borrower and its subsidiaries as are usual and customary for financings of this kind, including, without limitation: (1) financial covenants covering minimum debt service coverage, minimum interest coverage, maximum capital expenditures and a maximum total leverage ratio and (2) subject to exceptions, negative covenants restricting, among other things, (i) the incurrence of indebtedness by the Borrower and its subsidiaries, (ii) the making of dividends and distributions and (iii) investments, mergers and acquisitions and sales of assets.
The closing of the Acquisition triggered a bonus program for substantially all of H3C’s approximately 4,800 employees. This program, which was implemented by Huawei and 3Com in a prior period, is called the Equity Appreciation Rights Plan, or EARP, and funds a bonus pool based upon a percentage of the appreciation in H3C’s value from the initiation of the program to the time of the closing of the Acquisition. A portion of the program is based on cumulative earnings of H3C. The total value of the EARP is expected to be approximately $190 million. Approximately $37 million was accrued by December 31, 2006 (the fiscal year end for H3C), and about $90 million is expected to vest in future periods. Finally, based upon the vesting schedules, within our H3C results, we recorded an incremental charge of approximately $60 to $65 million, just prior to the closing of our incremental ownership acquisition. The first cash pay-out under the program is currently expected to occur within 3Com’s fourth fiscal quarter of 2007, and we expect this payment to be approximately $95 to $100 million. We expect the unvested portion will be accrued in our H3C operating segment over the next 3 years serving as a continued retention and incentive program for H3C employees.
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
Our products and services can generally be classified in the following categories:
▪	Networking;

▪	Security;

▪	Voice;

▪	Services; and

▪	Legacy Connectivity Products.
We have undergone significant changes in recent years, including:
▪	forming the Huawei-3Com joint venture or H3C;

▪	acquisition of majority ownership of H3C and purchasing Huawei’s remaining 49% ownership interest in H3C;

▪	Financing a portion of the purchase price for the acquisition of Huawei’s 49%’s ownership in H3C by entering into a $430 million senior secured credit agreement

▪	restructuring activities which included outsourcing of information technology, all manufacturing activity in our SCN segment, and significant headcount reductions in other functions, and selling excess facilities;

▪	significant changes to our executive leadership;

▪	acquiring TippingPoint Technologies, Inc.; and

▪	realigning our SCN sales and marketing channels and expenditures.
We believe an overview of these significant recent events is helpful to gain a clearer understanding of our operating results.
Significant Events
On November 17, 2003, we formed our joint venture, Huawei-3Com Co., Limited (now known as H3C Technologies Co., Limited, which is domiciled in Hong Kong and has its principal operating center in Hangzhou, China. We contributed $160.0 million in cash, assets related to our operations in China and Japan, and licenses to intellectual property related to those operations in exchange for a 49 percent ownership interest of the joint venture. During fiscal 2006, we exercised our right to purchase an additional two percent ownership interest in H3C and entered into an agreement with Huawei for an aggregate purchase price of $28.0 million in cash. We were granted regulatory approval by the People’s Republic of China, or PRC, and subsequently completed this transaction on January 27, 2006 (date of acquisition). Consequently, we owned a majority interest in the joint venture and determined that the criteria of Emerging Issues Task Force No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” was met. Accordingly, we consolidated H3C’s financial statements from the date of the acquisition of the additional two percent ownership interest.
Consistent with the Shareholders’ Agreement, both partners had the right to initiate a bid process to purchase all of the other partner’s ownership interest at any time after the third anniversary of H3C’s formation. We initiated the bidding process on November 15, 2006 to buy Huawei Technologies’ 49 percent stake in H3C and our bid of $882 million was accepted by Huawei on November 27, 2006.
To finance a portion of the purchase price for the acquisition of Huawei’s 49%’s ownership in H3C, we entered a $430 million senior secured credit agreement with several lenders. Details of the borrowing are more fully discussed in the “liquidity and capital resources” section below.
We have introduced multiple new products targeted at the small, medium and large enterprise markets, including modular switches and routers, as well as voice over IP, or VoIP, security, wireless and unified switching solutions. We also announced our Open Services Networking, or OSN, strategy.
During the nine months ended February 28, 2007 we continued to experience strong results in our H3C segment and we continued to reduce operating expenses in our SCN business segment, offset in part by continued investment in the TippingPoint security business.
Summary of Three Months Ended February 28, 2007 Financial Performance
▪	Our sales in the three months ended February 28, 2007 were $323.4 million, compared to sales of $177.6 million in the three months ended February 28, 2006, an increase of $145.8 million, or 82.1 percent.

▪	Our gross margin improved to 47.4 percent in the three months ended February 28, 2007 from 40.8 percent in the three months ended February 28, 2006.

▪	Our operating expenses in the three months ended February 28, 2007 were $162.4 million, compared to $119.7 million in the three months ended February 28, 2006, a net increase of $42.7 million, or 35.7 percent.

▪	Our net loss in the three months ended February 28, 2007 was $4.8 million, compared to a net loss of $32.8 million in the three months ended February 28, 2006. In the three months ended February 28, 2007, net loss in our SCN segment was $20.2 million and net income was $30.2 million in our H3C segment before reflecting the minority interest to Huawei of $14.8 million.

▪	Our balance sheet remained strong with cash and equivalents and short-term investment balances of $956.1 million as of February 28, 2007, compared to cash and equivalents and short-term investment balances of $864.3 million at the end of fiscal 2006.
Summary of Nine Months Ended February 28, 2007 Financial Performance
▪	Our sales for the first nine months ended February 28, 2007 were $956.6 million, compared to sales of $539.5 million in the same period in fiscal 2006, an increase of $417.1 million, or 77.3 percent.

▪	Our gross margin improved to 46.0 percent in the first nine months of fiscal 2007 from 40.2 percent in the same period in fiscal 2006.

▪	Our operating expenses for the nine months ended February 28, 2007 were $479.2 million, compared to $353.0 million in the nine months ended February 28, 2006, a net increase of $126.2 million, or 35.8 percent.

▪	Our net loss for the nine months ended February 28, 2007 was $22.4 million, compared to a net loss of $85.5 million in the nine months ended February 28, 2006. For the nine months ended February 28, 2007, net loss in our SCN segment was $62.7 million and net income was $79.0 million in our H3C segment before reflecting the minority interest to Huawei of $38.7 million.
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
We believe that long-term success in this environment requires us to be a global technology leader. Now that we have closed our H3C transaction, we intend to leverage our global footprint to more effectively sell our products into expanding markets and to utilize cost-effective development strategies. We also believe that our long-term success is dependent on investing in the development of key technologies. Accordingly, our key focus in the remainder of fiscal 2007 continues to be to manage our H3C operating segment for expected continued long-term growth, to make targeted investments in the integration of sales efforts between H3C and SCN, as well as to manage our SCN operating segment towards our goal of a return to profitability while maintaining investment levels in key technologies. In the remainder of fiscal 2007, we also intend to continue investing in the H3C segment which provided strong growth in first nine months of fiscal 2007. This is expected to involve continued investment in research and development, increased focus on growth both inside and outside of China, growing the dedicated H3C infrastructure in concert with a global 3Com consolidated plan, and managing certain key aspects of employee retention as discussed below. In addition we may make certain targeted investments in the integration of the H3C and SCN operating segments designed to drive more profitable near and long-term growth of the business. We continue to face significant challenges in the SCN segment with respect to sales growth, gross margin and profitability. We believe future sales growth for the SCN segment depends to a substantial degree on increased sales of our networking products, and we believe our best growth opportunity requires us to expand our product lines targeting small and medium businesses, or SMB customers as well as selected medium-enterprise customers. These product enhancements are expected to be based in part upon leveraging open source and open architecture platforms to differentiate our networking offerings. These are expected to be complemented by expanded security offerings such as the development of attack, access and application controls. Finally, we intend to look to improve our channels to market on these products especially through relationships with system integrators and service providers. In order to achieve our sales goals in the SCN segment for fiscal 2007, it is important that we continue to enhance the features and capabilities of our products in a timely manner in order to expand our addressable market opportunities, distribution channels and market competitiveness. Also, we expect a very competitive pricing environment for the foreseeable future; this will likely continue to exert downward pressure on our SCN sales, gross margin and profitability.
Another key priority will be the integration of H3C, as discussed above. With the closure of the purchase of additional ownership of H3C, we intend to leverage certain competencies within the H3C and SCN operating segments to better position ourselves in the networking marketplace. Our integration focus will initially include:
▪	Integrating our Asia Pacific Region sales models for Data Networking sales, especially in the medium-enterprise market; and

▪	Integrating certain Information Technology (IT) functions to enable seamless go-to-market models.
Other important factors in the continued success of our H3C business are expected to include: retaining key management and employees, continuing sales through Huawei as an OEM partner of H3C in the near to medium term, and continuing the year-over-year growth in H3C. We currently anticipate that H3C revenue will be down sequentially in the next quarter as reported by 3Com. This is due primarily to the seasonality of H3C’s quarter ending March 31, 2007 which is a historically slower sales quarter due to the Chinese New Year, as well as certain impacts from our integration work. We intend to retain employees through a long-term retention and incentive structure at H3C.

In addition we expect to have certain near-term impacts on the results of our H3C segment from the purchase accounting treatment for the Acquisition transaction. These effects are expected to include:
▪	Increased amortization charges on intangible asset valuations; and

▪	The recording of charges associated with employee retention programs which are more fully discussed in the “liquidity and capital resources” section below;

▪	Reduced gross margins in our H3C operating segment for 49 percent of the mark-up to fair-market value of all finished goods inventory on hand at the Acquisition closing date, or March 29, 2007, which will continue until such finished goods are sold;

▪	Reduced gross margins in our H3C operating segment for 49 percent of the mark-down to fair-market value of all deferred revenue at the Acquisition closing date;

▪	Recording of an in-process research and development, or IPR&D charge
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
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are described in Note 2 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006. These policies continue to be those that we feel are both most important to the portrayal of the company’s financial condition and results and require management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In addition, effective June 1, 2006, we adopted SFAS No. 123R, which we have identified as an additional critical accounting policy, and have provided a description of that policy below.
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

RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	52.6	59.2	54.0	59.8

Gross profit margin	47.4	40.8	46.0	40.2
Operating expenses:
Sales and marketing	23.9	37.8	24.1	38.0
Research and development	15.0	14.1	15.1	12.9
General and administrative	6.9	11.0	6.8	10.4
Amortization and write-down of intangible assets	3.2	2.2	3.6	2.1
In-process research and development	0.5	—	0.2	—
Restructuring charges	0.7	2.3	0.3	2.0

Total operating expenses	50.2	67.4	50.1	65.4

Operating loss	(2.8)	(26.6)	(4.1)	(25.2)
(Loss) gain on investments, net	(0.2)	—	0.1	0.6
Interest income, net	3.5	4.1	3.4	3.7
Other income (expense), net	3.0	(0.3)	2.8	(0.1)

Income (loss) before income taxes and equity interest	3.5	(22.8)	2.2	(21.0)
Income tax (provision) benefit	(0.4)	(0.6)	(0.5)	3.8
Equity interest in loss of unconsolidated joint venture	—	5.0	—	1.4
Minority interest in income of consolidated joint venture	(4.6)	—	(4.0)	—

Net loss	(1.5)%	(18.4)%	(2.3)%	(15.8)%

Sales
Sales increased $145.8 million, or 82.1 percent, in the three months ended February 28, 2007 and increased $417.1 million, or 77.3 percent, in the nine months ended February 28, 2007 compared to the same period in the previous fiscal year. This growth is primarily attributable to the inclusion of H3C sales in the current periods. The increase was partially offset by decreases in networking revenues in our SCN segment, largely resulting from the business challenges described earlier.
Sales by major product categories are as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	February 28,				February 28,
	2007		2006		2007		2006
Networking	$259.2	80%	$119.5	67%	$776.1	81%	$378.2	70%
Security	30.6	9%	25.5	14%	87.7	9%	63.3	12%
Voice	18.7	6%	12.5	7%	51.2	5%	42.1	8%
Services	9.8	3%	8.0	5%	26.7	3%	24.6	4%
Connectivity Products	5.1	2%	12.1	7%	14.9	2%	31.3	6%

Total	$323.4	100%	$177.6	100%	$956.6	100%	$539.5	100%

Networking revenue includes sales of our Layer 2 and Layer 3 stackable 10/100/1000 managed switching lines, our modular switching lines, routers, wireless switching offerings and our OfficeConnect® and baseline-branded small to medium-sized enterprise market products. Sales of our networking products increased $139.7 million or 116.9 percent in the three months ended February 28, 2007 and increased $397.9 million or 105.2 percent in the nine months ended February 28, 2007, compared to the same periods in the previous fiscal year. These increases are primarily attributable to the inclusion of H3C’s sales in the current periods.

Security revenue includes our TippingPoint™ products and services, as well as other security products, such as virtual private network, or VPN, and network access control, or NAC, offerings. Sales of our security products increased $5.1 million or 20.0 percent in the three months ended February 28, 2007 and $24.4 million or 38.5 percent in the nine months ended February 28, 2007, compared to the same period in the previous fiscal year. The increase is primarily driven by the inclusion of H3C’s security offerings in the current periods.
Voice revenue includes our VCX™ and NBX® voice-over-internet protocol, or VoIP, product lines, as well as voice gateway offerings. Sales of our Voice products increased $6.2 million or 49.6 percent in the three months ended February 28, 2007, and $9.1 million or 21.6 percent in the nine months ended February 28, 2007, compared to the same periods in the previous fiscal year. This increase is primarily attributable to the inclusion of H3C’s sales in the current periods.
Services revenue includes professional services and maintenance contracts, excluding TippingPoint maintenance which is included in security revenue. Services revenue increased $1.8 million or 22.5 percent in the three months ended February 28, 2007 and increased $2.1 million or 8.5 percent in the nine months ended February 28, 2007 when compared to the same period in the previous fiscal year. The increase in the nine months service revenue is primarily attributable to the inclusion of H3C’s results in the current period.
Connectivity Products revenue includes our legacy network interface card, personal computer card, and mini-peripheral component interconnect offerings. Sales of our connectivity products continue to decrease as these applications are integrated into other solutions, and these offerings continue to move toward the end of the product life cycle.
Gross Margin
Gross margin increased 6.6 percent to 47.4 percent in the three months ended February 28, 2007 from 40.8 percent in the same period in the previous fiscal year. Gross margin improved 5.8 percent to 46.0 percent in the nine months ended February 28, 2007 from 40.2 percent in the same period in the previous fiscal year. Significant components of the improvement in gross profit margins were as follows:

	Three Months Ended	Nine Months Ended
	February 28, 2007	February 28, 2007
1) Consolidation of H3C	6.9%	8.5%
2) SCN cost improvements	4.9%	3.9%
3) SCN product mix and selling price reductions	(3.2%)	(4.9%)
4) SCN volume impact	(2.0%)	(1.7%)

Total	6.6%	5.8%

1)	The increase is due to the consolidation of H3C results in the current period. The H3C segment generally has higher gross margins.

2)	The increase in the SCN margin was the result of lower product material and delivery costs.

3)	The decrease in the SCN margin was the result of lower average selling prices and an unfavorable shift in product mix.

4)	The decrease in the SCN margin was the result of lower revenue on the portion of our costs that are fixed in nature.

Operating Expenses

	Three Months Ended				Nine Months Ended
	February 28,		Change		February 28,		Change
(Dollars in millions)	2007	2006	$	%	2007	2006	$	%
Sales and marketing	$77.4	$67.1	$10.3	15%	$230.6	$204.9	$25.7	13%
Research and development	48.4	25.1	23.3	93%	144.4	69.5	74.9	108%
General and administrative	22.5	19.5	3.0	15%	65.1	56.0	9.1	16%
Amortization of intangible assets	10.2	3.9	6.3	162%	34.6	11.6	23.0	198%
In-process research and development	1.7	—	1.7	N/A	1.7	—	1.7	N/A
Restructuring	2.2	4.1	(1.9)	(46%)	2.8	11.0	(8.2)	(75%)

Total	$162.4	$119.7	$42.7	36%	$479.2	$353.0	$126.2	36%

Sales and Marketing. The most significant factors in the increase in both the three and nine month periods ended February 28, 2007 compared to the same periods in fiscal 2006 were the inclusion of H3C’s expenses in the current fiscal periods partially offset by a reduction in the SCN sales and marketing expenses. The reduction of the SCN sales and marketing expenses were primarily related to the reduction of programmatic marketing expenses, and a reduction in employee related expenses due to our restructuring initiatives in both the three and nine month periods ended February 28, 2007.
Research and Development. The most significant factors contributing to the increase in both the three and nine month periods ended February 28, 2007 compared to the same periods in fiscal 2006 were the inclusion of H3C’s expenses in the current fiscal periods which was partially offset by the reduction in SCN research and development expenses. The decrease in the SCN research and development costs was related to reduced non-recurring engineering projects and employee related expenses in the non-TippingPoint related portion of our SCN segment which was slightly offset by the increased investment in the TippingPoint research and development team, in both periods presented.
General and Administrative. The most significant factors in the increase in both the three and nine month periods ended February 28, 2007 compared to the same periods in fiscal 2006 were the inclusion of H3C’s expenses in the current fiscal periods partially offset by a reduction in the SCN general and administrative expenses. The reduction of the SCN general and administrative expenses were primarily related to the reduced workforce-related expenses due to our restructuring initiatives and reduced IT and facilities-related expenses in fiscal periods ended February 28, 2007 which were partially offset by the increased stock based compensation expense related to the adoption of SFAS No. 123R.
Amortization of Intangible Assets. Amortization of intangible assets increased in both the three and nine month periods ended February 28, 2007 when compared to the previous fiscal year periods due to the consolidation of H3C’s results beginning in the fourth quarter in fiscal year 2006. These assets are being amortized on a straight-line basis over their estimated useful lives of between two and six years.
Restructuring Charges. Restructuring charges in the three months ended February 28, 2007 included $2.1 million for severance and outplacement costs and $0.1 million for facilities-related charges. Restructuring charges in the first nine months of fiscal 2007 primarily included $11.3 million for severance and outplacement costs and $1.6 million for facilities-related charges which were almost offset by an $8.0 million gain on the sale of our Santa Clara facility and $2.2 million in benefit resulting from a change in estimate on previously established restructuring provisions. Restructuring charges in the three months ended February 28, 2006 included $3.5 million for severance and outplacement costs and $0.6 million for facilities-related charges and long-term asset write-downs as we consolidated facilities and vacated leased offices. Restructuring charges for the first nine months of fiscal 2006 primarily included $8.9 million for severance and outplacement costs and $2.1 million for facilities-related charges and long-term asset write-downs as we consolidated facilities and vacated leased offices.
See Note 4 to Condensed Consolidated Financial Statements for a more detailed discussion of restructuring charges.
Gain (loss) on Investments, Net
Net losses on investments were $0.6 million in the three months ended February 28, 2007. Net gains on investments were $0.8 million in the first nine months of fiscal 2007. Net gains on investments were $0.2 million in the three months ended February 28, 2006 and $3.3 million in the first nine months of fiscal 2006, primarily reflecting gains on the sales of certain equity securities.

Interest Income, Net
Interest income, net was $11.3 million and $32.8 million in the three and nine month periods ended February 28, 2007, respectively, an increase of $4.1 million and $12.7 million respectively when compared to the corresponding periods in the previous fiscal year. This increase is primarily attributable to higher cash balances due to the inclusion of H3C’s cash balance in the current period and higher interest rates applicable to cash, cash equivalents and short term investments in the SCN segment.
Other Income (expense), Net
Other income, net was $9.6 million and $27.0 million in the three and nine month periods ended February 28, 2007, respectively, an increase of $10.2 million and $27.4 million respectively when compared to the corresponding periods in the previous fiscal year. The increase was primarily due to other income from H3C for an operating subsidy program by the Chinese tax authorities funded by value added tax, or VAT, collected by H3C from purchasers of certain software products. This program is currently scheduled to run until 2010 although future subsidy payments are subject to the discretion of the Chinese tax authorities.
Income Tax (Provision) Benefit
Our income tax provision was $1.4 million and $5.0 million for the three and nine month periods ended February 28, 2007, respectively, an increase of $0.4 million and $25.0 million respectively when compared to the corresponding periods in the previous fiscal year. The income tax provision increase in the nine month period was primarily due to the fact that in the prior year we recorded a net benefit of $22 million resulting from a foreign tax settlement resolving issues covering multiple years. The remaining increase in both the three and nine month periods is due to the inclusion of H3C’s results in the current fiscal periods. The income tax provision in all periods presented was the result of providing for taxes in certain state and foreign jurisdictions. Chinese tax authorities have approved a change in H3C’s enacted tax rate from a 24 percent rate before tax holidays to a 15 percent rate before tax holidays. H3C is currently entitled to tax concessions which began in 2004 and exempted it from the PRC income tax for its initial two years and entitle it to a 50 percent reduction in income tax in the following 3 years. Consequently, subject to the possible effects of the new PRC tax discussed in “Risk Factors” below, we currently expect the H3C statutory rate in China to be 7.5 percent for the calendar years 2007 and 2008, and 15 percent thereafter.
Equity Interest in Loss of Unconsolidated Joint Venture
In the three and nine month periods ended February 28, 2006 we accounted for our investment in H3C by the equity method. In the three and nine month periods ended February 28, 2006, we recorded income of $8.8 million and $7.8 million, respectively representing our share of the net income reported by H3C in its three and nine months ended December 31, 2005. In fiscal 2007 H3C is consolidated for accounting purposes.
Minority Interest of Huawei in the Income of Consolidated Huawei-3Com Joint Venture
In the three and nine month periods ended February 28, 2007 we recorded an allocation to minority interest of $14.8 million and $38.7 million, respectively, representing Huawei’s 49 percent interest in the net income reported by the H3C joint venture for the three months ended December 31, 2006, and for the nine month period from April 1, 2006 to December 31, 2006. In the three months ended February 28, 2007, H3C returned capital to its shareholders. As a result, Huawei’s minority interest in H3C was reduced by $41 million for its share of the distribution. See the liquidity and capital resources section below for a more comprehensive discussion of the H3C capital distribution. In fiscal 2006 H3C was accounted for under the equity method.
Net Loss
Our net loss in the three months ended February 28, 2007 was $4.8 million, a $28.0 million reduction in net loss when compared to the previous fiscal period. This reduction in net loss is driven by a net $15.4 million increase from our ownership in our H3C segment as well as a $12.6 million improvement in our SCN segment primarily due to SCN operating performance improvement.

Our net loss in the nine months ended February 28, 2007 was $22.4 million, a $63.1 million reduction in net loss when compared to the previous fiscal period. This reduction in net loss was driven by a net $40.3 million increase from our ownership interest in our H3C segment and a $22.8 million improvement in the overall performance of our SCN segment.
Seasonality
Our H3C segment’s calendar first quarter generally experiences some seasonal effect on sales, due to the Chinese New Year which typically falls during that quarter.
LIQUIDITY AND CAPITAL RESOURCES
Cash and equivalents and short-term investments as of February 28, 2007 were $956.1 million, an increase of $91.8 million compared to the balance of $864.3 million as of May 31, 2006. The $956.1 million is composed of $842.8 million of cash and cash equivalents and $113.3 of short-term investments and the $864.3 million is composed of $501.1 million of cash and cash equivalents and $363.2 million of short-term investments. The following table shows the major components of our condensed consolidated statements of cash flows for the nine months ended February 28, 2007 and 2006:

	Nine Months Ended
	February 28,
(In millions)	2007	2006
Cash and equivalents, beginning of period	$501.1	$268.5
Net cash provided by (used in) operating activities	94.9	(101.1)
Net cash provided by investing activities	272.1	57.2
Net cash (used in) provided by financing activities	(32.5)	7.0
Other	7.2	0.2

Cash and equivalents, end of period	$842.8	$231.8

In the nine months ended February 28, 2006, H3C was accounted for under the equity method and therefore H3C cash and cash equivalents were not consolidated. The balance sheet at February 28, 2007 includes $253.5 million of H3C cash and equivalents. On March 29, 2007, we used approximately $470 million of our SCN segment cash balances to fund a portion of the purchase price for the acquisition and related fees and expenses, as discussed below, and, we intend to use approximately $95 to $100 million of our H3C segment cash balances during the next quarter to fund required payments under the EARP program, as discussed below.
Net cash provided by operating activities was $94.9 million in the nine months ended February 28, 2007, primarily resulting from non-cash adjustments to our net loss which included $58.3 million of depreciation and amortization, the minority interest in H3C of $38.7 million, as well as $24.6 million increase in assets and liabilities, and $15.1 million of stock based compensation, which was partially offset by our net loss of $22.4 million, gains on sales of assets of $10.9 million, and a deferred tax provision of $8.8 million.
Net cash provided by investing activities was $272.1 million for the nine months ended February 28, 2007, consisting of $270.9 million of net inflows related to purchases, sales and maturities of investments and $33.1 million of proceeds from the sale of the Santa Clara facility and insurance proceeds for the previously disclosed damage to our Hemel Hemstead facility, partially offset by $24.2 million of outflows related to purchases of property and equipment as well as $7.8 million of outflows related to business acquisitions. We made investments totaling $225.0 million in the nine months ended February 28, 2007 in municipal and corporate bonds and government agency instruments. In the nine months ended February 28, 2007 proceeds from maturities and sales of investments includes sales of municipal and corporate bonds and government agency instruments of $495.9 million. In November 2006, we sold certain patents and received cash proceeds of approximately $1.3 million. In September 2006 we sold all of our remaining venture portfolio and generated cash of approximately $1.3 million with a loss on sale of investments of $0.7 million. In August 2006, we sold certain limited partnership interests and generated cash of approximately $17.0 million with a gain on sale of investment of $2.4 million and eliminated our future capital call requirements.
Net cash used in financing activities was $32.5 million in the nine months ended February 28, 2007. During the nine months ended February 28, 2007, H3C returned $80.0 million of capital to 3Com and Huawei, its two shareholders. Accordingly, our consolidated cash balance was reduced by $40.8 million for Huawei’s share of the distribution. During the nine months ended February 28, 2007, we also repurchased shares of restricted stock valued at $4.8 million upon vesting of awards from employees consisting of shares to satisfy the tax withholding obligations that arise in connection with such vesting. This was offset by proceeds of $13.1 million from issuances of our common stock upon exercise of stock options. On March 23, 2005, our Board of Directors approved a stock repurchase program providing for expenditures of up to $100.0 million through March 31, 2007. We did not make any purchases under this program and the program expired on March 31, 2007.
During the year ended May 31, 2005, we entered into an agreement facilitating the issuance of standby letters of credit and bank guarantees required in the normal course of business. As of February 28, 2007, such bank-issued standby letters of credit and guarantees totaled $6.8 million, including $6.1 million relating to potential foreign tax, customs, and duty assessments.
We currently have no material capital expenditure purchase commitments other than ordinary course of business purchases of computer hardware, software and leasehold improvements.
On March 22, 2007, H3C Holdings Limited (the “Borrower”), an indirect wholly-owned subsidiary of 3Com Corporation, entered into the Credit and Guaranty Agreement dated as of March 22, 2007 among H3C Holdings Limited, as Borrower, 3Com Corporation, 3Com Holdings Limited and 3Com Technologies, as Holdco Guarantors, various Lenders, Goldman Sachs Credit Partners L.P., as Mandated Lead Arranger, Bookrunner, Administrative Agent and Syndication Agent (“GSCP”), and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent (the “Credit Agreement”). On March 28, 2007, the Borrower borrowed $430 million in the form of a term loan (the “Senior Facility”) under the Credit Agreement in the form of a senior secured term loan (the “Senior Facility”) to finance a portion of the purchase price for the Acquisition. The Acquisition was effected on March 29, 2007 through 3Com Technologies, an indirect wholly-owned subsidiary of 3Com Corporation. 3Com now owns 100% of H3C. 3Com Corporation funded the remaining portion of the purchase price consideration for the Acquisition from cash on hand in its SCN segment.
The Borrower’s principal asset is 100% of the shares of H3C. Covenants and other restrictions under the Credit Agreement generally apply to the Borrower and its subsidiaries, which we refer to as the “H3C Group.” 3Com’s SCN segment is not generally subject to the terms of the Credit Agreement, other than through parental guarantees described below. Required payments under the loan are generally expected to be serviced by cash flows from the H3C Group. 3Com and GSCP have agreed to continue loan syndication efforts. In order to support further syndication, the “market flex” provisions of the existing commitment letter between the parties provide the syndication agent with the ability to increase the interest rate on the loan (subject to a specified cap) if reasonably necessary to syndicate the loan. In addition, the loan structure, amortization schedule and other terms are subject to changes made by mutual agreement of the parties in support of such syndication efforts.
Principal on the Senior Facility will amortize on the following schedule:
(in thousands)

	Amortization	Amortization
Date	Percentage	Amount
September 28, 2007	7.5%	$32,250
September 28, 2008	15.0%	64,500
September 28, 2009	15.0%	64,500
September 28, 2010	20.0%	86,000
September 28, 2011	20.0%	86,000
September 28, 2012	22.5%	96,750
The Senior Facility may be prepaid in whole or in part without premium or penalty. The Borrower will be required to make mandatory prepayments using net proceeds from H3C Group (i) asset sales, (ii) insurance proceeds and (iii) equity offerings or debt incurrence. In addition, the Borrower will be required to make annual prepayments in an amount equal to 75% of “excess cash flow” of the H3C Group. This percentage will decrease to the extent that the Borrower’s leverage ratio is lower than specified amounts. Any excess cash flow amounts not required to prepay the loan may be distributed to and used by the Company’s SCN segment, provided certain conditions are met.
All amounts outstanding under the Senior Facility will bear interest, at the Borrower’s option, at the (i) LIBOR–based rate, or (ii) Base Rate (i.e., prime rate), in each caseplus an applicable margin percentage which is based on a “leverage ratio” of consolidated indebtedness of the Borrower and its subsidiaries to EBITDA (calculated to exclude certain one-time nonrecurring charges) for the relevant twelve-month period. The initial applicable margin percentage is 2.00%. A default rate applies on all obligations in the event of default under the Senior Facility at a rate per annum of 2% above the applicable interest rate. Interest is payable on a semi-annual basis on each March 28 and September 28, commencing September 28, 2007.
H3C and all other existing and future subsidiaries of the Borrower (other than PRC subsidiaries or small “excluded subsidiaries”) will guarantee all obligations under the Senior Facility and are referred to as “Guarantors.” Additionally, 3Com Corporation, 3Com Holdings Limited and 3Com Technologies, will also guarantee all obligations under the Senior Facility until H3C effects a successful capital reduction; these entities are referred to as “Parent Guarantors” and are not considered “Guarantors.” The loan obligationswill be secured by (1) first priority security interests in all assets of the Borrower and the Guarantors, including their bank accounts, and (2) a first priority security interest in 100% of the capital stock of the Borrower and H3C and, to the extent permitted by law, the PRC subsidiaries of H3C.
The Borrower must maintain a minimum debt service coverage, minimum interest coverage, maximum capital expenditures and a maximum total leverage ratio. Negative covenants restrict, among other things, (i) the incurrence of indebtedness by the Borrower and its subsidiaries, (ii) the making of dividends and distributions to 3Com’s SCN segment and (iii) the ability to make investments including in new subsidiaries, (iv) the ability to undertake mergers and acquisitions and (v) sales of assets. Also, cash dividends from the PRC subsidiaries to H3C, and H3C to the Borrower, will be subject to restricted use pending payment of principal, interest and excess cash flow prepayments.
3Com has agreed that, until the earlier of successful completion of syndication (as determined by GSCP) and 90 days following the date of initial funding under the Senior Facility, we will not issue any incremental debt.
The closing of the Acquisition triggered a bonus program for substantially all of H3C’s approximately 4,800 employees. This program, which was implemented by Huawei and 3Com in a prior period, is called the Equity Appreciation Rights Plan, or EARP, and funds a bonus pool based upon a percentage of the appreciation in H3C’s value from the initiation of the program to the time of the closing of the Acquisition. A portion of the program is based on the cumulative earnings of H3C. The total value of the EARP is expected to be approximately $190 million. Approximately $37 million was accrued by December 31, 2006 (the fiscal year end for H3C), and about $90 million is expected to vest in future periods after the completion of the acquisition. Finally, based upon the vesting schedules, within our H3C results, we recorded an incremental charge of approximately $60 to $65 million, just prior to the closing of our incremental ownership acquisition. The first cash pay-out under the program is currently expected to occur within 3Com’s fourth fiscal quarter of 2007, and we expect this payment to be approximately $90 to $100 million. We expect the unvested portion will be accrued in our H3C operating segment over the next 3 years serving as a continued retention and incentive program for H3C employees.
We currently believe that our existing cash, cash equivalents and short-term investments will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months.
EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by 3Com in the first quarter of fiscal 2009.

3Com currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We hold marketable equity traded securities that have a brief trading history and are highly subject to market price volatility. We do not believe the equity security price fluctuations of plus or minus 50 percent would have a material impact on the value of these securities as of February 28, 2007.
There have been no material changes in market risk exposures from those disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006.
ITEM 4. CONTROLS AND PROCEDURES
Our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of our quarter ended March 2, 2007 pursuant to Exchange Act Rule 13a-15(b). The term “disclosure controls and procedures,” as defined under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of our quarter ended March 2, 2007 our disclosure controls and procedures were effective.
The annual evaluation of internal control over financial reporting, or ICFR, will first include H3C with respect to our fiscal year ending June 1, 2007 and the related annual report on Form 10-K. We anticipate that we will continue to incur considerable costs and use significant management time and other resources in an effort to bring H3C into compliance with Section 404 and other requirements of the Sarbanes-Oxley Act.
Other than as described below with respect to H3C’s effort to prepare for its initial inclusion in 3Com’s annual evaluation of ICFR, there have been no changes in our internal control over financial reporting that occurred during the three months ended March 2, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In preparation for our June 2007 ICFR evaluation and report that will first include H3C, we have made incremental upgrades to the following H3C ICFR systems, controls and processes that constitute changes in ICFR made during the quarter that have materially affected, or are reasonably likely to materially affect, our ICFR:

•	implementation of additional processes to review sales contracts for revenue recognition;

•	implementation of additional automated controls for confirming elements of our revenue recognition policy such as shipment terms;

•	additional implementation and/or testing of entity level controls such as code of ethics, whistleblower hotline and complaint procedures and delegation of authority policy; and

•	strengthening of information technology general controls for access control, security control, network control and change management
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
Risks Related to Historical Losses, Financial Condition and Substantial Indebtedness
We have incurred significant net losses in recent fiscal periods, including $4.8 million for the three months ended February 28, 2007, $101 million for the year ended May 31, 2006, and $196 million for year ended May 31, 2005, and we may not be able to return to profitability.
We cannot provide assurance that we will return to profitability. While we continue to take steps designed to improve our results of operations, we have incurred significant net losses in recent periods. We face a number of challenges that have affected our operating results during the current and past several fiscal years. Specifically, we have experienced, and may continue to experience, the following, particularly in our SCN segment:
•	declining sales due to price competition and reduced incoming order rate;

•	risk of increased excess and obsolete inventories;

•	excess facilities;

•	management changes;

•	operating expenses that, as a percentage of sales, have exceeded our desired financial model; and

•	disruptions resulting from our workforce reductions and employee attrition.
If we cannot overcome these challenges, reduce our expenses and/or increase our revenue, we may not become profitable.
We may not be able to compensate for lower sales or unexpected cash outlays with cost reductions sufficient to generate positive net income or cash flow.
Although we have implemented cost and expense reductions with the goal to achieve profitability, we may need to further reduce costs which may in turn reduce our sales. If we are not able to effectively reduce our costs and expenses, particularly in our SCN segment, we may not be able to generate positive net income. If we continue to experience negative cash flow from operations from our SCN segment over a prolonged period of time or if we suffer unexpected cash outflows, our liquidity and ability to operate our business effectively could be adversely affected.
We are unable to predict the exact amount of increased sales and/or cost reductions required for us to generate positive net income because it is difficult to predict the amount of our future sales and gross margins. The amount of our future sales depends, in part, on future economic and market conditions, which are difficult to forecast accurately.

Efforts to reduce operating expenses have involved, and could involve further, workforce reductions, closure of offices and sales or discontinuation of businesses, leading to reduced sales and other disruptions in our business; if these efforts are not successful, we may experience higher expenses than we desire.
Our operating expenses as a percent of sales continue to be higher than our desired long-term financial model. We have taken, and will continue to take, actions to reduce these expenses. For example, in June 2006 we announced a restructuring plan which focused on reducing components of our SCN operating segment cost structure, including the closure of certain facilities, a reduction in workforce and focused sales, marketing and services efforts. We also recently announced the pursuit of additional cost savings across the organization and an intent to leverage our H3C acquisition. Such actions have and may in the future include integration of businesses and regions, reductions in our workforce, closure of facilities, relocation of functions and activities to lower cost locations, the sale or discontinuation of businesses, changes or modifications in information technology systems or applications, or process reengineering. As a result of these actions, the employment of some employees with critical skills may be terminated and other employees have, and may in the future, leave our company voluntarily due to the uncertainties associated with our business environment and their job security. In addition, reductions in overall staffing levels could make it more difficult for us to sustain historic sales levels, to achieve our growth objectives, to adhere to our preferred business practices and to address all of our legal and regulatory obligations in an effective manner, which could, in turn, ultimately lead to missed business opportunities, higher operating costs or penalties. In addition, we may choose to reinvest some or all of our realized cost savings in future growth opportunities or in our H3C integration efforts. Any of these events or occurrences, including the failure to succeed in achieving net cost savings, will likely cause our expense levels to continue to be at levels above our desired model, which, in turn, could result in a material adverse impact on our ability to become profitable (and, if we become profitable, to sustain such profitability).
Our substantial debt could adversely affect our financial condition; and the related debt service obligations may adversely affect our cash flow and ability to invest in and grow our businesses.
We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. As of March 31, 2007, our total debt balance was $430 million, of which $32 million was classified as a current liability. These amounts represent borrowing under a senior secured loan incurred to finance a portion of the purchase price for the remaining equity interest in H3C. In addition, despite current debt levels, the terms of our indebtedness allow us or our subsidiaries to incur more debt, subject to certain limitations.
While our senior secured loan is outstanding, we will have debt service obligations of between approximately $49 million and $109 million per year in interest and principal payments. Because the interest rate on this loan is floating, if the LIBOR rate is raised, these amounts could be higher. The maturity date on this loan is September 28, 2012. We intend to fulfill our debt service obligations primarily from cash generated by our H3C segment operations, if any, and, to the extent necessary, from its existing cash and investments. Because we anticipate that a substantial portion of the cash generated by our operations will be used to service this loan during its term, such funds will not be available to use in future operations, or investing in our businesses. Further, a significant portion of the excess cash flow generated by our H3C segment, if any, must be used annually to prepay principal on the loan. The foregoing may adversely impact our ability to expand our businesses or make other investments. In addition, if we are unable to generate sufficient cash to meet these obligations and must instead use our existing cash or investments at our H3C or SCN segments, we may have to reduce, curtail or terminate other activities of our businesses.
Our indebtedness could have significant negative consequences to us. For example, it could:
•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing;

•	require the dedication of a substantial portion of any cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund growth, working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry; and

•	place us at a competitive disadvantage relative to our competitors with less debt.

The restrictions imposed by the terms of our senior secured loan facility could adversely impact our ability to invest in and grow our H3C business.
Covenants in the agreements governing our senior secured loan may materially restrict our H3C operations, including H3C’s ability to incur debt, pay dividends, make certain investments and payments, make acquisitions of other businesses and encumber or dispose of assets. These negative covenants restrict our flexibility in operating our H3C business. The agreements also impose affirmative covenants, including financial reporting obligations and compliance with law. In addition, in the event our H3C segment’s financial results do not meet our plans, the failure to comply with the financial covenants contained in the loan agreements could lead to a default if we are unable to amend such financial covenants. Our lenders may attempt to call defaults for violations of financial covenants (or other items, even if the underlying financial performance of H3C is satisfactory) in an effort to extract waiver or consent fees from us or to force a refinancing. A default and acceleration under one debt instrument or other contract may also trigger cross-acceleration under other debt instruments or other agreements, if any. An event of default, if not cured or waived, could have a material adverse effect on us because the lenders will be able to accelerate all outstanding amounts under the loan, foreclose on the collateral (which consists primarily of the assets of our H3C segment and could involve the lenders taking control over our H3C segment), and/or require 3Com Corporation, 3Com Holdings Limited or 3Com Technologies to use any of their substantial cash balances under the parental guarantees, if such guarantees have not yet been released by such time. Any of these actions would likely result in a material adverse effect on our business and financial condition.
An adverse change in the interest rates for our borrowings could adversely affect our financial condition.
Interest to be paid by us on our senior secured loan is at an interest rate that fluctuates based upon changes in interest rates. We expect the base interest rate generally to be based on the published LIBOR rate, which is subject to change on a periodic basis. Recently, interest rates have trended upwards in major global financial markets. If these interest rate trends continue, this will result in increased interest rate expense as a result of higher LIBOR rates. Continued increases in interest rates could have a material adverse effect on our financial position, results of operations and cash flows, particularly if such increases are substantial. In addition, interest rate trends could affect global economic conditions.
Because the terms of our senior secured loan, including the interest rate, are subject to change based on market conditions during continued syndication, we may amend our loan, or be required to amend it, in ways that could adversely affect our cash flow or operations.
We have agreed with Goldman Sachs Credit Partners, or GSCP, our loan syndication agent, to continue loan syndication efforts for our senior secured loan. The existing commitment letter between us and GSCP provide GSCP with standard and customary rights to increase the interest rate on the loan (subject to a specified cap) if reasonably necessary to support further syndication. In addition, the loan structure and other terms are subject to changes made by mutual agreement of the parties in support of such syndication efforts. Any changes, if made, could adversely impact us by, for example, making the existing loan more expensive or restrictive.
Risks Related to H3C Segment and Dependence Thereon
We are significantly dependent on our H3C segment; if H3C is not successful we will likely experience a material adverse impact to our business, business prospects and operating results.
For the quarter ended February 28, 2007, H3C accounted for approximately 60 percent of our consolidated revenue and approximately 58 percent of our consolidated gross profit. H3C, which is domiciled in Hong Kong and has its principal operations in Hangzhou, People’s Republic of China, or the PRC, is subject to all of the operational risks that normally arise for a technology company with global operations, including risks relating to research and development, manufacturing, sales, service, marketing, and corporate functions. Given the significance of H3C to our financial results, if H3C is not successful, our business will likely be adversely affected.
Our business, business prospects and operating results have significant dependencies upon product design and deliveries from H3C and the results of our H3C operating segment. In particular, our product development activities, product manufacturing and procurement, intellectual property and channel activities are significantly interdependent with those of H3C.

Sales from our H3C segment, and therefore in China, constitute a material portion of our total sales, and our business, financial condition and results of operations will to a significant degree be subject to economic, political and social events in the PRC.
Our sales are significantly dependent on China, with approximately 48 percent of our consolidated revenues attributable to sales in China for the three month period ended February 28, 2007. We expect that a significant portion of our sales will continue to be derived from China for the foreseeable future. As a result, our business, financial condition and results of operations are to a significant degree subject to economic, political, legal and social developments and other events in China and surrounding areas. We discuss risks related to the PRC in further detail below.
Our H3C segment is dependent on Huawei Technologies in several material respects, including as an important customer; should Huawei reduce its business with or operational assistance to H3C, our business could be materially affected.
H3C derives a material portion of its sales from Huawei. In the three months ended February 28, 2007, Huawei accounted for approximately 34% of the revenue for our H3C segment and approximately 21 percent of our consolidated revenue. Huawei has no minimum purchase obligations with respect to H3C. Should Huawei reduce its business with H3C, H3C’s sales will suffer. On March 29, 2007 we acquired Huawei’s 49 percent interest in H3C for $882 million, giving us 100 percent ownership of H3C. Since Huawei is no longer an owner of H3C, it is possible that over time Huawei will purchase fewer products from H3C. We will need to continue to provide Huawei with products and services that satisfy its needs or we risk the possibility that it sources products from another vendor. It is also possible that Huawei may fail to renew, or determine to reduce or eliminate, its other forms of support. For example, H3C’s headquarters building in Hangzhou, PRC is leased from Huawei. Further, as we unwind our H3C joint venture with Huawei we will incur costs relating to transition matters with respect to support that Huawei currently provides for H3C. If any of the above risks occur, it will likely have an adverse impact on H3C’s sales and business peformance.
Our recent acquisition of Huawei’s 49% equity interest in H3C requires us to transition to full ownership and execute on a global strategy to leverage the benefits of this acquisition, including integration activities we determine to undertake; if we are not successful in these efforts, our business will suffer.
We face challenges in transitioning to full ownership of H3C. We must successfully execute on managing our two business segments, and, to the extent we so choose, integrating these businesses, in order to fully benefit from this acquisition. As a joint venture owned by two separate companies, H3C operated in many ways independently from 3Com and Huawei. H3C’s business is largely based in the PRC and therefore significant cultural, language, business process and other differences exist between our SCN segment and H3C. In order to more closely manage and, to the extent we choose, integrate H3C, we expect to incur significant transition costs, including management retention costs and other related items. There may also be business disruption as management and other personnel focus on global management activities and integration matters. Full ownership may also result in business challenges. We need to develop a global go-to-market strategy that maximizes both brands. Furthermore, H3C may not be successful in selling directly to Chinese customers, particularly those in the public sector, to the extent that such customers favor Chinese-owned competitors.
In order to realize the full benefits of this acquisition, we will need to manage our two business segments and employ strategies to leverage H3C. These efforts will require significant time and attention of management and other key employees at 3Com and H3C. Depending on the decisions we make on various strategic alternatives available to us, we may develop new or adjusted global design and development initiatives, go-to-market strategies, branding tactics or other strategies that take advantage and leverage H3C’s and SCN’s respective strengths. If we are not successful at transitioning effectively to full ownership of H3C, or if we do not execute on a global strategy that enables us to leverage the benefits of this acquisition, our business will be substantially harmed.
Risks Related to Personnel
Our success is dependent on continuing to hire and retain qualified managers and other personnel, including at our H3C segment; if we are not successful in attracting and retaining these personnel, our business will suffer.
Competition for qualified employees is intense. If we fail to attract, hire, or retain qualified personnel, our business will be harmed. We have experienced significant turnover in our management team in the last several years and we may continue to experience change at this level. If we cannot retain qualified senior managers, our business may not succeed.
The senior management team at H3C has been highly effective since H3C’s inception in 2003. We need to incentivize and retain H3C management. We cannot be sure that we will be successful in these efforts. If we are not successful, our H3C business may suffer, which, in turn, will have a material adverse impact on our consolidated business.

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
Risks Related to Competition
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
As Huawei expands its international operations, there could be increasing instances where we compete directly with Huawei in the enterprise networking market. As an OEM customer of H3C, Huawei has access to many of H3C’s products thereby enhancing Huawei’s current ability to compete directly with us. We could lose a competitive advantage in markets where we compete with Huawei, which could have a material adverse effect on our sales and overall results of operations. Huawei’s obligation not to offer or sell enterprise class, or small-to-medium size business, routers and switches that are competitive with H3C’s products continues until September 2008; after that period, however, we are subject to the risk of increased competition from Huawei, which could harm our results of operations. Huawei’s incentives to not compete with H3C or us, and its incentives to assist H3C, may diminish now that Huawei does not own any interest in H3C. In addition, Huawei maintains a strong presence within China and the Asia Pacific region and has significant resources with which to compete within the networking industry. If competition from Huawei increases, our business may suffer.
Risks Related to Business and Technology Strategy
We may not be successful at identifying and responding to new and emerging market and product opportunities, or at responding quickly enough to technologies or markets that are in decline.
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

Risks Related to Operations and Distribution Channels
A significant portion of our SCN sales is derived from a small number of distributors. If any of these partners reduces its business with us, our business could be seriously harmed.
We distribute many of our products through two-tier distribution channels that include distributors, systems integrators and Value Added Resellers or VARs. A significant portion of our sales is concentrated among a few distributors; our two largest distributors accounted for a combined 35.6 percent of SCN sales and 17.1% of our consolidated revenue for the three months ended February 28, 2007, a combined 34 percent of SCN sales for the year ended May 31, 2006 and a combined 34 percent of SCN sales for year ended May 31, 2005. If either of these distributors reduces its business with us, our sales and overall results of operations could be adversely affected.
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
As part of our sales strategy, we are targeting system integrators, or SIs, service providers, or SPs, and enterprise value-added resellers, or eVARs. In addition to specialized technical expertise, SIs, SPs and eVARs typically offer sophisticated services capabilities that are frequently desired by larger enterprise customers. In order to expand our distribution channel to include resellers with such capabilities, we must be able to provide effective support to these resellers. If our sales, marketing or services capabilities are not sufficiently robust to provide effective support to such SIs, SPs, and eVARs, we may not be successful in expanding our distribution model and current SI, SP, and eVAR partners may terminate their relationships with us, which would adversely impact our sales and overall results of operations.
We may pursue acquisitions of other companies that, if not successful, could adversely affect our business, financial position and results of operations.
In the future, we may pursue acquisitions of companies to enhance our existing capabilities. There can be no assurances that acquisitions that we might consummate will be successful. If we pursue an acquisition but are not successful in completing it, or if we complete an acquisition but are not successful in integrating the acquired company’s technology, employees, products or operations successfully, our business, financial position or results of operations could be adversely affected.
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
There has been a trend toward consolidation of vendors of electronic components. Our reliance on a smaller number of vendors and the inability to quickly switch vendors increases the risk of logistics disruptions, unfavorable price fluctuations, or disruptions in supply, particularly in a supply-constrained environment.
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
Our ability to successfully offer our products and implement our business plan in a rapidly evolving market depends upon an effective planning and management process. We will need to continue to improve our financial and managerial control and our reporting systems and procedures in order to manage our business effectively in the future. If we fail to implement improved systems and processes, our ability to manage our business and results of operations could be adversely affected. For example, now that we control and consolidate H3C, we are spending additional time, resources and capital to manage its business, operations and financial results. Our recent acquisition of the remaining 49% of H3C may further increase these expenditures as we implement management and integration strategies. We will need to adequately incentivize H3C management and other key employees. We will also need to manage the multiple channels to our markets. If we are not able to successfully manage H3C, our business results could be adversely affected.
If we fail to maintain an effective system of internal control over financial reporting that includes H3C, we may not be able to accurately report our financial results or prevent fraud.
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
Risks Related to the People’s Republic of China
China’s governmental and regulatory reforms and changing economic environment may impact our ability to do business in China.
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
We conduct our business in China primarily through H3C, a Hong Kong entity which in turn owns several Chinese entities. These entities are generally subject to laws and regulations applicable to foreign investment in China. In addition, there are uncertainties regarding the interpretation and enforcement of laws, rules and policies in China. Because many laws and regulations are relatively new and the Chinese legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform. Moreover, the interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. Finally, enforcement of existing laws or contracts based on existing law may be uncertain, and it may be difficult to obtain swift and equitable enforcement, or to obtain enforcement of a judgment by a court of another jurisdiction. Any litigation in China may be protracted and result in substantial costs and diversion of resources and management’s attention.
If PRC tax benefits available to H3C are reduced or repealed, our business could suffer.
The Chinese government has provided certain tax benefits to H3C due to its wholly-owned foreign enterprise status and other of its attributes. If the PRC government changes, removes or withdraws any of these benefits, it will likely adversely affect our results of operations. For example, in March 2007 the People’s National Congress in the PRC approved a new tax reform law, the broad intention of which is to align the tax regime applicable to foreign owned Chinese enterprises with that applicable to domestically-owned Chinese enterprises. It is anticipated that the new law will be effective on January 1, 2008. We are currently evaluating the effect of the new law on H3C. Much of the relevant detail, however, is expected to be contained in regulations which are yet to be published. While the effect of this new law is not certain, it is likely that some of the tax benefits currently enjoyed by H3C will be withdrawn or reduced, and it is possible that new taxes could be introduced which have not applied to H3C before, either of which would likely result in an increase to H3C’s statutory tax rates in the PRC. Increases to tax rates in the PRC, where our H3C segment is profitable, could adversely affect our results of operations.

H3C is subject to restrictions on paying dividends and making other payments to us.
Chinese regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with Chinese accounting standards and regulations. H3C does business primarily through a Chinese entity that is required to set aside a portion of its after-tax profits – currently 10 percent according to Chinese accounting standards and regulations to fund certain reserves. The Chinese government also imposes controls on the conversion of Renminbi into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. These restrictions may in the future limit our ability to receive dividends or repatriate funds from H3C. In addition, the credit agreement governing our senior secured loan also imposes significant restrictions on H3C’s ability to dividend or make other payments to our SCN segment.
We are subject to risks relating to currency rate fluctuations and exchange controls and we do not hedge this risk in China.
A significant portion of our sales and a portion of our costs are made in China and denominated in Renminbi. At the same time, our senior secured bank loan – which we intend to service and repay primarily through cash flow from H3C’s PRC operations – is denominated in US dollars. In July 2005, China uncoupled the Renminbi from the U.S. dollar and let it float in a narrow band against a basket of foreign currencies. The move initially revalued the Renminbi by 2.1 percent against the U.S. dollar; however, it is uncertain what further adjustments may be made in the future. The Renminbi-U.S. dollar exchange rate could float, and the Renminbi could appreciate or depreciate relative to the U.S. dollar. Any movement of the Renminbi may materially and adversely affect our cash flows, revenues, operating results and financial position, and may make it more difficult for us to service our US dollar-denominated senior secured bank loan. Further, to the extent the Renminbi appreciates in value against the U.S. dollar, our net exposure is increased because a greater percentage of our revenues from China is expressed in U.S. dollars than our related expenses. We do not currently hedge the currency risk in H3C through foreign exchange forward contracts or otherwise and China employs currency controls restricting Renminbi conversion, limiting our ability to engage in currency hedging activities in China. Various foreign exchange controls are applicable to us in China, and such restrictions may in the future make it difficult for H3C or us to repatriate earnings, which could have an adverse effect on our cash flows and financial position.
Risks Related to Intellectual Property
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
OSN, our new open source strategy, subjects us to additional intellectual property risks, such as less control over development of certain technology that forms a part of this strategy and a higher likelihood of litigation.
We recently announced Open Services Networking, or OSN, a new networking strategy that uses open source software, or OSS, licenses. The underlying source code for OSS is generally made available to the general public with either relaxed or no intellectual property restrictions. This allows users to create user-generated software content through either incremental individual effort, or collaboration. The use of OSS means that for such software we do not exercise control over many aspects of the development of the open source technology. For example, the vast majority of programmers developing OSS used by us are neither our employees nor contractors. Therefore, we cannot predict whether further developments and enhancements to OSS selected by us would be available. Furthermore, rival OSS applications often compete for market share. Should our choice of application fail to compete favorably, its OSS development may wane or stop. In addition, OSS has few technological barriers to entry by new competitors and it may be relatively easy for new competitors, who have greater resources than us, to enter our markets and compete with us. Also, because OSS is often compiled from multiple components developed by numerous independent parties and usually comes “as is” and without indemnification, OSS is more vulnerable to third party intellectual property infringement claims. Finally, some of the more prominent OSS licenses, such as the GNU General Public License, are the subject of litigation. It is possible that a court could hold such licenses to be unenforceable or someone could assert a claim for proprietary rights in a program developed and distributed under them. Any ruling by a court that these licenses are not enforceable or that open source components of our product offerings may not be liberally copied, modified or distributed may have the effect of preventing us from selling or developing all or a portion of our products. If any of the foregoing occurred, it could cause a material adverse impact on our business.

Risks Related to the Trading Market
Fluctuations in our operating results and other factors may contribute to volatility in the market price of our stock.
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
Risks Related to Anti-takeover Mechanisms
We have various mechanisms in place to discourage takeover attempts, which may reduce or eliminate our stockholders’ ability to sell their shares for a premium in a change of control transaction.
Various provisions of our certificate of incorporation and bylaws and of Delaware corporate law may discourage, delay or prevent a change in control or takeover attempt of our company by a third party that is opposed by our management and board of directors. Public stockholders who might desire to participate in such a transaction may not have the opportunity to do so. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change of control or change in our management and board of directors. These provisions include:
•	no cumulative voting for directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	control by our board of directors of the size of our board of directors and our classified board of directors;

•	prohibition on the ability of stockholders to call special meetings of stockholders;

•	the ability of our board of directors to alter our bylaws without stockholder approval;

•	prohibition on the ability of stockholders to take actions by written consent;

•	advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by our stockholders at stockholder meetings;

•	certain amendments to our certificate of incorporation and bylaws require the approval of holders of at least 66 2/3 percent of the voting power of all outstanding stock; and

•	the ability of our board of directors to issue, without stockholder approval, preferred stock with rights that are senior to those of our common stock.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes repurchases of our stock, including shares returned to satisfy employee tax withholding obligations, in the three months ended February 28, 2007:

				Total Number of	Dollar
				Shares Purchased as	that May Yet Be
	Total Number		Average	Part of Publicly	Value of Shares
	of Shares		Price Paid	Announced Plans or	Purchased Under the
Period	Purchased		per Share	Programs(1)	Plans or Programs
December 2, 2006 through December 29, 2006	1,983	(2)	$4.14	—	$0
December 30, 2006 through January 26, 2007	3,245	(2)	4.14	—	$0
January 27, 2007 through March 2, 2007	14,546	(2)	3.99	—	$0

Total	19,774		$4.03	—	$0

(1)	On March 23, 2005, our Board of Directors approved a new stock repurchase program providing for expenditures of up to $100.0 million through March 31, 2007, provided that all repurchases are pre-approved by the Audit and Finance Committee of the Board of Directors. We did not repurchase shares of our common stock pursuant to this authorization. As this authorization expired on March 31, 2007, this program has terminated. Our last open market purchase was made in August 2004 for 10,700,041 shares.

(2)	Represents shares returned to us to satisfy tax withholding obligations that arose upon the vesting of restricted stock awards.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
N/A
ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	002-92053	2.1	4/4/00

2.2	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.	10-Q	002-92053	2.11	4/4/00

2.3	Asset Purchase Agreement by and between the Registrant and UTStarcom, Inc. dated March 4, 2003	8-K	000-12867	10.1	6/9/03

2.4	Agreement and Plan of Merger, dated December 13, 2004, by and among the Registrant, Topaz Acquisition Corporation and TippingPoint Technologies, Inc.	8-K	000-12867	2.1	12/16/04

2.5	Securities Purchase Agreement by and among 3Com Corporation, 3Com Technologies, Huawei Technologies Co., Ltd. and Shenzen Huawei Investment & Holding Co., Ltd., dated as of October 28, 2005	8-K/A	000-12867	2.1	3/30/06

2.6	Stock Purchase Agreement by and between Shenzhen Huawei Investment & Holding Co., Ltd. and 3Com Technologies, dated as of December 22, 2006	8-K	000-12867	10.1	12/27/06

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
3.1	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger	10-Q	002-92053	3.4	10/8/99

3.2	Registrant’s Bylaws, as amended on March 23, 2005	8-K	000-12867	3.1	3/28/05

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	10-Q	000-12867	3.6	10/11/01

4.1	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002	8-A/A	000-12867	4.1	11/27/02

10.1	Commitment Letter, dated as of December 20, 2006, by and between 3Com Technologies and Goldman Sachs Credit Partners L.P.					X

31.1	Certification of Principal Executive Officer					X

31.2	Certification of Principal Financial Officer					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3Com Corporation (Registrant)
Dated: April 9, 2007	By:	/s/ DONALD M. HALSTED, III
Donald M. Halsted, III
Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer and a duly authorized officer of the registrant)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	002-92053	2.1	4/4/00

2.2	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.	10-Q	002-92053	2.11	4/4/00

2.3	Asset Purchase Agreement by and between the Registrant and UTStarcom, Inc. dated March 4, 2003	8-K	000-12867	10.1	6/9/03

2.4	Agreement and Plan of Merger, dated December 13, 2004, by and among the Registrant, Topaz Acquisition Corporation and TippingPoint Technologies, Inc.	8-K	000-12867	2.1	12/16/04

2.5	Securities Purchase Agreement by and among 3Com Corporation, 3Com Technologies, Huawei Technologies Co., Ltd. and Shenzen Huawei Investment & Holding Co., Ltd., dated as of October 28, 2005	8-K/A	000-12867	2.1	3/30/06

2.6	Stock Purchase Agreement by and between Shenzhen Huawei Investment & Holding Co., Ltd. and 3Com Technologies, dated as of December 22, 2006	8-K	000-12867	10.1	12/27/06

3.1	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger	10-Q	002-92053	3.4	10/8/99

3.2	Registrant’s Bylaws, as amended on March 23, 2005	8-K	000-12867	3.1	3/28/05

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	10-Q	000-12867	3.6	10/11/01

4.1	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002	8-A/A	000-12867	4.1	11/27/02

10.1	Commitment Letter, dated as of December 20, 2006, by and between 3Com Technologies and Goldman Sachs Credit Partners L.P.					X

31.1	Certification of Principal Executive Officer					X

31.2	Certification of Principal Financial Officer					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan