Form 10-K
period 2007-06-01
3COM CORP
filed 2007-07-31
CIK 738076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 1, 2007
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value per share Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
Yes ☐           No ☑
As of December 1, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,601,609,102 based on the closing sale price as reported on the NASDAQ Global Select Market.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2007

Common Stock, $0.01 par value per share	399,502,446 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held September 26, 2007 (Proxy Statement)	Part III, to the extent stated herein

3Com Corporation
Form 10-K Annual Report
For the Fiscal Year Ended June 1, 2007

		Page
Part I

Item 1.	Business	3
Item 1A.	Risk Factors	17
Item 1B.	Unresolved Staff Comments	29
Item 2.	Properties	29
Item 3.	Legal Proceedings	30
Item 4.	Submission of Matters to a Vote of Security Holders	30

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	30
Item 6.	Selected Financial Data	32
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	33
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	51
Item 8.	Financial Statements and Supplementary Data	53
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	94
Item 9A.	Controls and Procedures	94
Item 9B.	Other Information	97

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	97
Item 11.	Executive Compensation	97
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	97
Item 13.	Certain Relationships and Related Transactions, and Director Independence	97
Item 14.	Principal Accounting Fees and Services	98

Part IV

Item 15.	Exhibits and Financial Statement Schedules	98
	Exhibit Index	98
	Signatures	104
	Financial Statement Schedule	105
EX-10.21 Zheng Employment Agreement, effective as of March 29, 2007
EX-10.27 Hamilton Offer Letter dated November 2, 2005
EX-10.28 Hamilton Severance Benfits Agreement dated February 28, 2007
EX-10.29 Robert Y. L. Mao Employment Agreement, dated as of August 7, 2006
EX-10.31 Summary of Equity Appreciation Rights Plan
EX-10.33 Above Grade Severance Plan effective September 11, 2006
EX-10.36 Form of Management Retention Agreement
EX-10.53 Borrower Share Charge dated March 22, 2007
EX-10.54 Borrower Fixed and Floating Charge dated March 22, 2007
EX-10.55 Borrower Charge Over Bank Accounts dated March 22, 2007
EX-10.56 H3C Fixed and Floating Charge dated April 3, 2007
EX-10.57 H3C Share Mortgage dated March 30, 2007
EX-10.58 H3C Equitable Share Charge dated March 29, 2007
EX-10.59 Deed of Charge in relation to the 100% equity interest in WFOE dated April 3, 2007
EX-10.60 Deed of Charge in relation to the 100% equity interest in Queenhive dated April 3, 2007
EX-10.61 Deed of Release made march 30, 2007
EX-21.1 Subsidiaries of Registrant
EX-23.1 Consent of Deloitte & Touche LLP
EX-31.1 Certification of Principal Executive Officer
EX-31.2 Certification of Principal Financial Officer
EX-32.1 Certification of CEO and CFO Section 906

We use a 52 or 53 week fiscal year ending on the Friday nearest to May 31, with each fiscal quarter ending on the Friday generally nearest August 31, November 30 and February 28. For presentation purposes, the periods are shown as ending on August 31, November 30, February 28 and May 31, as applicable.
We acquired majority (51 percent) ownership of Huawei-3Com Co., Ltd. (“H3C”), a China-based joint venture, on January 27, 2006 and determined it was then appropriate to consolidate H3C’s results. For convenience of close purposes we consolidated the results of H3C as of February 1, 2006. H3C follows a calendar year basis of reporting and therefore results are consolidated on a two-month time lag. In fiscal 2006, we recorded equity income for the period April 1, 2005 through January 31, 2006 and consolidated H3C’s results for the period February 1, 2006 through March 31, 2006. Prior to 2006 we reported our equity in H3C’s net loss for H3C’s fiscal period from April 1, 2004 through March 31, 2005 and the date of formation (November 17, 2003) through March 31, 2004 in our results of operations for fiscal 2005 and 2004.
We acquired the remaining 49 percent minority interest of H3C on March 29, 2007.
3Com, the 3Com logo, Digital Vaccine, NBX, IntelliJack, OfficeConnect, TippingPoint Technologies, UnityOne, and H3C are registered trademarks of 3Com Corporation or its subsidiaries. TippingPoint and VCX are trademarks of 3Com Corporation. Other product and brand names may be trademarks or registered trademarks of their respective owners.
This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the following aspects of our business: future growth of H3C, including strategy, growth, management of growth, dependence, expected benefits, method of consolidation, tax rate, sales from China, adjustments to preliminary purchase price allocation for 49 percent acquisition, and resources needed to comply with Sarbanes-Oxley and manage operations; impact of SFAS No. 123(R) and other accounting regulations; expected annual amortization expense; TippingPoint IPO; environment for enterprise networking equipment; challenges relating to sales growth; supply of components; trend towards Gigabit products; research and development focus; characteristics of IPS and certain H3C products; future sales of connectivity products; re-assessment, development and execution of our “go-to-market” strategy; strategic product and technology development plans; management of SCN segment to reach sustained profitability; goal of profitability; dependence on China; ability to satisfy cash requirements for at least the next twelve months; restructuring activities and expected charges to be incurred; potential additional restructuring and cost reduction activities; expected sale of land; expected cost savings from restructuring activities and integration; potential acquisitions and strategic relationships; future contractual obligations; recovery of deferred tax assets; reserves; market risk; outsourcing; competition and pricing pressures; and effect of litigation; and you can identify these and other forward-looking statements by the use of words such as “may,” “can,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any forward-looking statements.
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
In this Form 10-K we refer to the People’s Republic of China as China or the PRC.

PART I
ITEM 1. BUSINESS
GENERAL
We provide secure, converged networking solutions on a global scale to organizations of all sizes. Our products and solutions enable customers to manage business-critical voice, video and data in a secure, scalable, reliable and efficient network environment. We deliver networking products and services for enterprises that view their networks as mission critical, and value cost-effective superior performance. Our products form integrated solutions and function in multi-vendor environments based upon open, not proprietary, platforms. Our products are sold on a worldwide basis through a combination of value added partners and direct sales representatives.
We deliver products and solutions that support the increasingly complex and demanding application environments in today’s businesses. We aspire to be one of the leading enterprise networking companies by delivering innovative, secure, feature-rich products and solutions built on open platform technology. We believe that our global presence, brand identity and intellectual property portfolio provide a solid foundation for achieving our objectives.
On January 27, 2006, 3Com completed the purchase of an additional two percent ownership interest in, and we assumed majority ownership of, H3C, our China-based subsidiary, from Huawei Technologies, or Huawei. With the completion of that transaction, 3Com held a 51 percent majority interest in and control of the joint venture and has consolidated its results from the transaction closing date. Three years after formation of H3C, that started as a joint venture with Huawei, we and Huawei each had the right to initiate a bid process to purchase the equity interest in H3C held by the other. 3Com initiated the bidding process on November 15, 2006 to buy Huawei’s 49 percent stake in H3C and our last bid of $882 million was accepted by Huawei on November 27, 2006. The transaction closed on March 29, 2007, at which time the purchase price was paid in full.
When the joint venture was initially formed in 2003, we had three key objectives: first, to establish a substantial presence in China, a rapidly growing large market; second, to create a resource capable of building enterprise-class, cutting-edge switching and routing products faster than we could deliver on our own; and third, to capitalize on a rapidly growing pool of engineering talent. With the completion of our acquisition bringing us to 100 percent ownership of H3C we intend to continue to deliver on the above objectives as well as to increasingly integrate the businesses.
Since commencing the consolidation of H3C during our fourth fiscal quarter of 2006, 3Com has reported two operating business segments: the Secure, Converged Networking (SCN) segment, comprising our security, networking, and voice product offerings (other than H3C offerings in these areas), and the H3C segment. See Note 19 to our Consolidated Financial Statements in Item 8 of this Form 10-K for certain financial information relating to our segments.
In addition to our acquisition of incremental ownership in H3C, during the past year we undertook several actions we believe will enhance our competitiveness, execution and financial performance over the longer term. First, we continued to manage our expenses in an effort to achieve profitability. These actions will be discussed in more detail later in this report. Second, we focused on developing offerings that deliver on the needs of converged networking, and we began to launch products and enter into partnership arrangements to support our open platform networking strategy. More specifically, we have introduced multiple new products targeted at enterprises of all sizes, including new convergence ready switch offerings and secure switches for the small and medium enterprise, network based storage solutions for large enterprise, new security offerings including network access control features and enhancements to our TippingPoint products.
Third, we also announced our Open Services Networking (OSN) strategic initiative which is designed to uniquely provide enterprises and service providers with open intelligent switches and routers, to deliver converged voice, video and security services which are designed to reduce total cost of acquisition and ownership. OSN is intended to allow customers the freedom to innovate with an open “ecosystem” of open source, best of breed and 3Com technologies to enable the rapid development and deployment of new networking solutions in a timeframe that is driven by the customer.
During the fiscal year ended June 1, 2007, we focused on continuing the profitable growth of our H3C segment while reducing expenses in our SCN segment in a manner intended to limit the impact on revenues. In our 2008 fiscal year we intend to focus on growth in each of our segments, while maintaining our focus on controlling costs in our business.

3Com was incorporated in California on June 4, 1979 and reincorporated in Delaware on June 12, 1997. Our corporate headquarters are located in Marlborough, Massachusetts. We have offices and sales capabilities in 35 countries and 60 locations worldwide. Our Web site address is www.3Com.com. We make available on our Web site, free of charge, our SEC filings (including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 filings on Forms 3, 4 and 5, and any amendments to those reports) as soon as reasonably practicable after we electronically file with or furnish such material to the Securities and Exchange Commission (SEC). The information contained on our Web site is not incorporated by reference in this Annual Report on Form 10-K.
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
During fiscal 2007 we decided to discontinue our connectivity products through an “end-of-life” program. The revenues from these products over the past three fiscal years were $15.4 million for 2007, $39.8 million for 2006 and $54.0 million for 2005. With the exception of certain revenue sharing and royalty relationships associated with the technologies for these products we expect the revenues from this business to be insignificant on a going-forward basis.
Each of our principal product categories and service offerings is described in greater detail below.
Security
We have a comprehensive security portfolio that includes end-to-end solutions for core-to-edge protection. Organizations can choose to implement overlaid or embedded security solutions that are automatic and centrally manageable and which provide adaptive and dynamic protection.
Our security products include the following:
▪	Intrusion Prevention Systems;

▪	Network Access Control; and

▪	Firewalls.
Intrusion Prevention Systems
Our TippingPoint™ line of intrusion prevention systems (IPS) are hardware-based products utilizing high-speed network processors and Field Programmable Gate Arrays (FPGAs) that can operate at multi-Gigabit speeds. Our hardware platform is complemented by a robust security-oriented operating system and suite of vulnerability filters that can be dynamically updated. Our TippingPoint IPS offers bandwidth management, peer-to-peer protection, and default “Recommended Settings” to accurately block malicious traffic automatically upon installation without tuning.
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
Network Access Control
We offer Network Access Control (NAC) features which enable enterprises to enforce device and user policies to ensure endpoint compliance, through our TippingPoint NAC Enforcer offering. We are developing additional products for NAC functionality as well as investigating the integration of this technology into other network offerings.
Firewalls
We offer a range of firewall solutions including embedded, standalone and application or situation-specific offerings. Our firewall solutions are designed to protect networks by preventing unauthorized network access, blocking attacks and encrypting traffic traveling across the Internet.
Our firewall solutions include the following:
▪	Integrated switch firewalls;

▪	Secure network interface cards;

▪	Secure switches and routers; and

▪	SMB VPN firewall devices with Content Filter Services.
Internet Protocol (IP) Telephony
Voice communications are a mission critical function for businesses of all kinds and sizes around the world. IP is ubiquitous today both within an enterprise and outside of it, providing the ability for software applications and computers to communicate in an efficient manner. We offer a broad portfolio of IP telephony products that work together to deliver business-focused applications, including: next-generation dial tone, IP messaging, IP presence, IP conferencing, IP mobility and IP customer contact center services. Our secure, Session Initiation Protocol (SIP)-driven platform and applications are designed to meet the performance expectations of today’s business environments: cost effectiveness, increased user productivity and strengthened customer interactions. These products include the following:
▪	IP Telephony Platforms

▪	Convergence Application Suite

▪	IP Phones
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

Convergence Application Suite
Our Convergence Application Suite includes real-time, efficiency-generating applications that share a common infrastructure for call control, authentication, privacy, location and presence. These applications are designed to help enterprises lower cost, improve productivity, and strengthen customer interactions. Our Convergence Application Suite includes the following components:
▪	IP Telephony Module. Scalable and flexibly-deployed NBX and VCX solutions delivering proven reliability and cost-effective capabilities for organizations of all sizes.

▪	IP Messaging Module. Messaging with server software for centralized voice mail, fax mail, and e-mail services.

▪	IP Presence Module. Software for improving collaboration and communications.

▪	IP Conferencing Module. Audio, video, and data sharing to cost-effectively enhance collaboration.

▪	IP Mobility Module. 802.11 wireless phone and remote telecommuting options designed to address the increasing needs of a mobile workforce.

▪	IP Contact Center Module. Complete multi-media customer interaction management application.

▪	IP Convergence Client. Provides convenient personal portal to a variety of interpersonal communications functions including telephony, audio & video conferencing, messaging, presence, document sharing and instant messaging.

▪	IP Telecommuting Module. Delivers the benefits of 3Com Converged applications to users connecting to enterprise network from remote locations.
IP Phones
The advanced features and high-fidelity of our IP Phones are designed to help enterprises function more productively and meet customer needs more competitively. Our IP Phones are compatible with our NBX and VCX IP Telephony platforms. In addition to customary features, our phones include advanced functionality such as power over ethernet, or PoE, interactive display, intuitive user interface and browser-based administration.
Our line of phones consists of the following products:
▪	3108 Wireless Phone;

▪	3106/3107 Cordless Phones;

▪	3105 Attendant Console;

▪	3103 Manager Phone;

▪	3102 Business Phone;

▪	3101 Basic Phone and with Speaker

▪	3100 Entry Phone.
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

LAN Switches
Switches are multi-port devices, located in the network core and at the network edge, that join multiple computers and peripheral devices and serve as the foundation for transporting voice, video and data over a network. We offer a number of fixed-configuration and modular chassis switches that we believe provide the performance and flexibility required by our customers.
Our switching products represent a broad offering, including full-featured modular, stackable and stand-alone switches ranging from 10 Megabits per second (Mbps) to near Terabit per second performance. Our switches are available as managed units, which are typically found in enterprise environments and unmanaged, standalone units, typically used by small and medium-sized organizations. We design our enterprise-class switches to share a common operating system and user interface that work together to lower the cost of ownership and management. We offer a number of switching products, which we generally classify in the following families:
▪	Core Switching. We offer modular chassis core networking solutions in our Switch 8800 series and Switch 7750 series of products. They are highly resilient, secure and convergence-ready, with Layer 2 and Layer 3 IPv4 and IPv6 Gigabit Ethernet and 10-Gigabit connectivity. The 7750 series can also be used in conjunction with the 8800 as either an aggregation or edge switch capable of delivering PoE, as well as Quarantine Protection, a feature of our TippingPoint Security Management System.

▪	Gigabit Ethernet Switching. Our Switch 5500G, 4500G, 4200G families of products address the growing requirements for Gigabit speeds at the edge of the network as well as features such as PoE, security and Quarantine Protection. These stackable switches are offered in configurations to provide customers with both 24- and 48-port models and built-in 10-Gigabit expansion slot capability.

▪	Fast Ethernet Switching. We offer a full range of fixed-configuration switches that deliver performance and flexibility to the edge of the network. These include enterprise-class offerings such as the Switch 5500 family, Switch 4500 and Switch 4200 families of products, as well as our OfficeConnect® and Baseline series. Several of these switches are available in managed and unmanaged configurations, offer line speeds of 10/100/1000 Mbps and incorporate PoE technology allowing power from the wiring closet to be supplied to any compliant device, including IP phones, wireless LAN access points and IntelliJack® products.
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
We have a team of highly skilled and professional in-house services experts and also partner with select third party service providers and we offer customers the benefits of virtually integrated services resources. Additionally, we have agreements with local and regional professional services providers to augment our onsite coverage and meet the demand for our services.
H3C
H3C Technologies, our wholly-owned Chinese subsidiary, began operations on November 17, 2003. H3C is domiciled in Hong Kong, and its principal operating center is in Hangzhou, China.

H3C SEGMENT PRODUCTS AND SERVICES
H3C products can generally be classified in the following categories:
▪	Networking – LAN Switches, Routers, Network Management Software and Access Control Server;

▪	Security – Firewalls and VPN Gateways;

▪	Emerging Technology – IP Storage and IP Video Surveillance; and

▪	Services.
Each of H3C’s principal product categories are described in greater detail below. H3C is significantly dependent on its China operations.
LAN Switches
H3C offers customers a full portfolio of LAN switch products ranging from switches for the small business market to enterprise-class switches to Metro Ethernet Switches geared to the carrier markets. H3C’s switches enable customers to easily upgrade their network solution as their business and network requirements grow. H3C switches also include robust network security features, and are built to support the convergence of data, voice and video.
▪	Core Routing Switches. The S9500 Series 10G Multi-service Core Routing Switch is a new generation high performance switch. It is extensively applied as the core layer of E-government networks, campus networks, education networks and other enterprise networks and core layer or aggregation layer of carriers’ IP Metro Area Networks (MANs). Moreover, based on the 10G platform, it supports the new generation high-speed 10Gbps interface card that provides interconnection between MANs, campus networks and data centers to construct end-to-end Ethernet, featuring cost-effective, high performance and reliability to support abundant services. Furthermore, it provides Layer 2 and Layer 3 wire-speed packet forwarding and distributed Multi-protocol Label Switching (MPLS) wire-speed forwarding by its high performance, high density and high reliability chassis architecture design. It also provides rich service functions, such as a QoS guarantee, complete security management and high reliability. The S9500 series is designed to fully satisfy the requirements of end-users seeking, its high capability, high reliability and multiple services.

▪	Multi-Service Switches. The S7500 Series high-end multi-service switch features high performance, high port density and high flexibility. It can be applied to the core layer of enterprise networks, campus networks and education MANs, to the convergence layer of carriers’ IP MANs, and to the access layer of data centers. The S7500 Series switch can provide Layer 2 and Layer 3 switching. It can provide high-speed links for MAN, campus networks and data centers based on the 10GE platform and offer service functions, such as NAT/NetStream/PBR and PoE solutions, a powerful QoS guarantee, a comprehensive security management mechanism and high level carrier-class reliability, designed to fully satisfy the requirements of high-end users for multiple services.

▪	Layer 3 Intelligent and Resilient Switches. The S5600 Series Switches are innovative switches that improve LAN operating efficiency by integrating leading technology called Intelligent Resilient Framework (IRF). These switches allow high stacking bandwidth up to 96G, high density GE, 10GE uplink and a swappable power supply unit. This series represents the next generation of desktop switches, which can help customers implement a gigabit Ethernet core network or aggregation layer with high availability as well as scalability.

▪	Layer 2 Intelligent Gigabit Ethernet Switches. The S5000 Series are intelligent Layer 2 wire-speed Gigabit Ethernet switching products that provide high capacity with a full range of features. With the high performance ASIC and flexible modular structure, they provide Layer 2-Layer 7 intelligent flow classification and Access Control Lists (ACL) policies. They implement complete service control and user management, so they are suitable for the access layer switches in enterprise networks and MANs.

▪	Fast Ethernet Layer 3 Intelligent and Resilient Switches. The S3900 Series Ethernet Switches are a new generation of premier multi-layer switches that are designed to meet the enterprise customers’ requirement of designing and implementing a unified, highly resilient network. One of the most important and innovative elements of these switches, is their IRF technology that allows network managers to build affordable stackable networks with the high resilience, flexibility and exceptional performance of larger systems.

▪	10/100 Mbps Enhanced Layer 3 Switches. The S3500 Series Switches are Layer 3 wire-speed Ethernet switches with 10/100M aggregation in service provider data centers, server cluster, wiring cabinet and MANs. It provides six types of high performance Ethernet switches. Running on H3C’s (VRP) networking operating system, this series of products provides abundant routing protocols, Virtual LAN (VLAN) switching, traffic management, QoS, powerful bandwidth control and user management.

▪	10/100 Mbps Enhanced Layer 2 Intelligent and Access Switches. The S3000 and S2000-EI Series are intelligent Layer 2 wire-speed Ethernet switching products that are designed to meet the needs of large-capacity switching and high QoS requirements. This series utilizes high performance ASICs and a flexible modular structure, providing Layer 2 through Layer 7 intelligent flow classification, complete QoS, comprehensive service control and subscriber management. It can be used as the access layer switch for service control, user management and network security guarantee in enterprise networks and MANs.

▪	Unmanaged Ethernet Switches. The S1000/1200 Series is a non-intelligent, Layer 2 wire speed switch. By deploying power plug and play and fan-less design, it provides a perfect silent desktop access solution for offices. The S1000 series provides 10/100M Ethernet ports while the S1200 series supports 10/100/1000M Ethernet ports. With minimum cost required for network management, this product line is an ideal choice for the small and home office environment.
Routers
H3C offers a full portfolio of router products from carrier-class core routers to modular routers to small business access routers designed to scale as these businesses grow. H3C router products are classified as either NetEngine Series Routers or AR Series Routers. All NetEngine routers are IPv6 ready and include carrier-class availability with redundancy in all key modules to support multiple services such as Multi-protocol Label Switching Virtual Private Network (MPLS VPN), Multi-protocol Label Switching Traffic Engineering (MPLS TE), Multicasting and Netstream. The AR Series Routers support multiple services, integrating data voice and video in one device. They are also easy to manage, offer VPN functionality as well as support multiple security products including firewalls, IPS and Intrusion Detection Systems (IDS).
▪	NetEngine SeriesRouters. The NetEngine family of routers is purchased from Huawei Technologies under an original equipment manufacturing agreement. These core routers consist of products from a super-large capacity core router, which can be applied in the national backbone networks, provincial backbone networks and other super-large networks (including those serving at the backbone network edge and MAN core, to those working at the core networks of industries and enterprises). Incorporating advanced technologies such as a 10G/40G interface, three-stage switching fabric, optical shelf interconnection for multi-chassis stack, network processors (NP) for forwarding engine, and the mature, stable VRP routing software, it can meet the availability requirements and the multi-service demands of carrier-class and large enterprise networks.

▪	AR Series Routers. The AR Series Routers support multiple services, integrating data voice and video in one device. The BIMS system provides easy-to-use management tools. These routers offer VPN functionality (L2TP, GRE, IPSec and MPLS VPN) as well as support multiple security products including firewalls, IPS and Intrusion Detection Systems (IDS), ACL, Authentification, Authorization, and Accounting (AAA), CA, and Huawei Terminal Access Controller Access Control System (Huawei-TACAS+).

▪	Intelligent Multi-Service Enterprise Core Routers. The AR46 Intelligent Multi-Service Enterprise Core Routers are multi-service routers with high performance and reliability developed for enterprise, industry and carrier networks. AR46 routers can serve as central routers for carrier networks. The AR46 routers are designed to meet enterprise and carrier requirements for network performance, service integration, high reliability, high security and three-in-one solutions.

▪	Modular Branch Routers. The AR28 Series are modular multi-service branch routers, providing flexible LAN and WAN options, comprehensive security and VPN solutions, and voice and data integration. The extended performance, high density, enhanced security and concurrent applications enable the AR28 Series to meet the growing demands of enterprises.

▪	Fixed Port Branch Routers. The AR18 Series Access Routers are fixed-port products for small-sized enterprises and branch offices. They feature enhanced security, superior reliability and advanced QoS services.
Network Management System
The Quidview network management software is a suite of scalable tools for simplifying network management and maintenance. Quidview implements comprehensive IP-based network management applications, providing total and unified network management solutions, such as centralized network monitoring, fault management, performance monitoring, multi-vendor device management, device management and cluster management. It has the ability to construct effective network management solutions, network environments at all levels, according to user’s demands.
Comprehensive Access Management Server (CAMS)
CAMS is a comprehensive identity-based access control server for the network infrastructure of H3C switches, routers and security devices. As the enterprise network user management center, CAMS provides LAN, VPN, wireless access management, authentication, authorization and accounting. CAMS is at the heart of the integration and control layer, constructing a multiple service management, maintenance, and security control framework with high interoperability within existing enterprise systems.
Firewalls
SecPath Firewalls are new-generation firewalls designed to provide a flexible, high-performance security solution for large and medium-enterprise central sites and service providers. SecPath firewall series products integrate DoS, DDoS depth defense system, VPN and traffic management functionality and offer high levels of total throughput for firewall and VPN support.
VPN Gateways
SecPath VPN Gateways provide total VPN solutions from SOHO to large enterprise. They support all mainstream VPN technologies (such as Layer 2 Tunneling Protocol Virtual Private Network (L2TP VPN), Generic Router Encapsulation Virtual Private Network (GRE VPN), IP Security Virtual Private Network (IPSec VPN), Secure Socket Level Virtual Private Network (SSL VPN), Dynamic VPN and MPLS VPN), providing complete QoS and flow control ability, enabling users to deploy cost-effective remote access, extranet and intranet security.
IP Storage
The NeoOcean series of IP storage products are used in IPTV/ stream-media VOD/medical care/power supply/ social insurance/ taxation datacenters and disaster back-up centers.

IP Video Surveillance
These newly developed products can be deployed in public security checkpoints, road safety monitoring spots, cashier checkout counters, hotels and private property monitor locations. Market demands are driven by metro-level applications, mass utilization and high resolution needs. The increase in national safety and public security concerns around the world has contributed to market demand for these products.
Services
H3C global service offerings cover key aspects of support that customers need to keep their data networking and voice solutions operating effectively, including telephone support, hardware replacement, software updates, dedicated on-site engineers and spare parts. H3C also offers high-end professional services and training to provide complete product plus service solutions for its customers. The portfolio of professional services includes assessment and design, project management, training and certifications, installation, and integration services that are especially important to customers that purchase higher-end switches, routers and IP telephony communications systems.
CUSTOMERS AND MARKETS
Through our SCN segment we have a global installed base of enterprise and small and medium-sized business customers. These organizations range across a number of vertical industries, including education, government, healthcare, manufacturing, finance, insurance and real estate. In addition to a growing number of enterprise customers (in areas such as government, finance, education, education, energy, communication, manufacturing, health and commercial buildings markets), H3C also has access to a strong, increasing base of carrier customers, primarily through OEM sales to Huawei.
H3C’s customers and end-users span across a wide range of enterprises and vertical markets. Huawei traditionally has sold H3C products primarily to the carrier markets in both China and overseas. Through channel partners in and outside of China and through other key strategic partners H3C maintains coverage of the IP networking and data communication market in most geographies and industries.
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
COMPETITION
We compete in the networking infrastructure market, providing a broad portfolio of secure, converged voice and data networking products to small, medium, and large size organizations and, through our H3C segment’s OEM sales, carrier customers. The market for our products is competitive, fragmented and rapidly changing. We expect competition to continue to intensify. Many of our competitors are bringing new solutions to market, focusing on specific segments of our target markets and establishing alliances and original equipment manufacturers (OEM) relationships with larger companies, some of which are our partners as well.

Our principal competitors include Avaya Inc., Cisco Systems, Inc., D-Link Systems, Inc., Enterasys Networks, Inc., Extreme Networks, Inc., F5 Networks, Inc., Foundry Networks, Inc., Hewlett-Packard Company, Internet Security Systems, Inc. (acquired by IBM), Juniper Networks, Inc, McAfee, Inc., Alcatel, Mitel Networks Corporation, NETGEAR, Inc., and Nortel Networks Corporation. In addition, H3C also competes with key regional competitors such as Allied Telsis, Inc. (formerly Allied Telesyn), Buffalo Inc., Digital China, Hitachi, Huawei, and ZTE Corporation. Many of our competitors are larger than us and possess greater financial resources.
We believe the primary competitive factors in the enterprise networking infrastructure market are as follows:
▪	Maintain tier-one capability and presence. To maintain tier-one capability and presence, a provider must have a comprehensive distribution channel and a strong financial position. In addition, that provider must have a globally-recognized and preferred brand and provide strong service and support capabilities.

▪	Offer innovative products and solutions. To be considered innovative, a provider must deliver a broad line of products and solutions and maintain a substantial intellectual property portfolio.
RESEARCH AND DEVELOPMENT
Our research and development approach focuses internal investments upon those core activities that are necessary to deliver differentiated products and solutions and drive reductions in product costs. Our current areas of focus include security, convergence, wireless networking, and advanced switching and routing solutions. For activities such as mature technologies or widely available product design components, we work with contract developers and third parties for sourcing these components. We believe this two-part approach increases our ability to bring products to market in a timely and cost effective manner and ensures that we are focused upon those product attributes that matter most to our customers and clearly differentiate the products we deliver.
Our SCN segment relies on H3C’s engineering talent for new product development of enterprise switches and routers and on certain third party developers for small and medium size networking offerings. Our SCN segment develops our voice and security offerings, including, TippingPoint’s Intrusion Prevention Systems and Digital Vaccine security products. H3C uses its own engineers to develop the H3C core product portfolio.
Our research and development expenditures were $215.6 million in fiscal 2007, $101.9 million in fiscal 2006, and $94.6 million in fiscal 2005.
SIGNIFICANT CUSTOMERS AND PRODUCTS
For information regarding customer and product concentration for each of the last three fiscal years, see Note 19 to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
FINANCIAL INFORMATION ABOUT SEGMENT, FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES
Segment financial data are set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, and in Note 19 of the Notes to the Company’s Consolidated Financial Statements, which appears in Item 8 of this Annual Report on Form 10-K for the fiscal year ended May 31, 2007. A significant portion of our revenues are derived from overseas operations. The profitability of our segments is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. See the Geographic Information portion of Note 20 for further information relating to sales and long-lived assets by geographic area and Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We market our products in all significant global markets, primarily through subsidiaries, sales offices, sales representatives, and relationships with OEMs and distributors with local presence. Outside the U.S., we have several research and development groups, with the two most significant being in China and the U.K. We also use contract developers in India. We maintain sales offices in 35 countries outside the U.S.

BACKLOG
Our backlog as of June 1, 2007, the last day of our 2007 fiscal year, was approximately $65.7 million (including $54.8 million of H3C backlog as of March 31, 2007), compared with backlog of approximately $69.8 million (including $45.9 million of H3C backlog as of March 31, 2006) as of June 2, 2006, the last day of our 2006 fiscal year. We include in our backlog purchase orders for which a delivery schedule has been specified for product shipment within one year. Generally, orders are placed by our customers on an as-needed basis and may be canceled or rescheduled by the customers without significant penalty to the customer. Accordingly, backlog as of any particular date is not necessarily indicative of our future sales.
SEASONALITY
Our H3C segment’s calendar first quarter generally experiences some seasonal effect on sales, due to the Chinese New Year which typically falls during that quarter. Our SCN segment revenues and earnings have not demonstrated consistent seasonal characteristics.
MANUFACTURING AND COMPONENTS
For the SCN segment we outsource the majority of our manufacturing and our supply chain management operations to contract manufacturers and original design manufacturer suppliers, with our H3C segment handling the remainder of these functions. This is part of our strategy to maintain global manufacturing capabilities and to reduce our costs. This subcontracting includes activities such as material procurement, assembly, test, shipment to our customers and repairs. We believe this approach enables us to reduce fixed costs and to quickly respond to changes in market demand. We have contract manufacturing arrangements with several companies, of which Jabil Circuits and Accton Technology Corp. were the two most significant during fiscal 2007 and Flextronics International and Jabil Circuits were the two most significant during fiscal 2006. Based on current and forecasted demand, our contract manufacturers are expected to have an adequate supply of components required for the production of our products.
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
For the H3C segment, a significant portion of self-designed products are also manufactured by contract manufacturers, mainly Flextronics, System Integration Electronics and Flash Electronics. However, H3C does retain an in-house manufacturing capability and capacity for pilot run, low volume production, as well as special projects, and this capability includes a state-of-the-art SMT (surface mount technology) line, backend assembly and test lines and distribution facilities.
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

We rely on U.S. and foreign patents, copyrights, trademarks, and trade secrets to establish and maintain proprietary rights in our technology and products. We have an active program to file applications for and obtain patents in the U.S. and in selected foreign countries where potential markets for our products exist. Our general policy has been to seek to patent those patentable inventions that we expect to incorporate in our products or that we expect will be valuable otherwise. As of June 1, 2007, our SCN segment had 1,433 issued U.S. patents (including 1400 utility patents and 33 design patents) and 410 foreign issued patents. Numerous patent applications that relate to our research and development activities are currently pending in the U.S. and other countries. We also have patent cross license agreements with other companies. The H3C portfolio includes 104 issued Chinese patents, over 718 pending Chinese applications, and 17 pending foreign applications. During fiscal 2007, we continued our patent licensing program, through which we identify potential sources of licensing revenue, including investigation of situations in which we believe that other companies may be improperly using our patented technology.
Our SCN segment has 45 registered trademarks in the U.S. and has a total of 579 registered trademarks in 80 foreign countries. H3C has 6 registered trademarks in China and has a total of 62 registered trademarks in 8 foreign countries. Numerous applications for registration of domestic and foreign trademarks are currently pending for both our SCN and H3C segments.
EMPLOYEES

Total
Sales and marketing	1,855
Customer service and supply chain operations	975
Research and development	2,829
General and administrative	650

Total	6,309

The SCN segment has 1,456 employees and the H3C segment has 4,853 employees.
Our employees are not represented by a labor organization and we consider our employee relations to be satisfactory. The SCN segment employee data is as of June 1, 2007 and the H3C segment employee data is as of March 31, 2007, the date of the H3C balance sheet we consolidated into our fiscal year 2007 balance sheet.
Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of certain restructuring actions affecting SCN employee headcount.
EXECUTIVE OFFICERS OF THE REGISTRANT
The following table lists the names, ages and positions held by all executive officers of 3Com as of July 31, 2007. There are no family relationships between any director (or nominee) or executive officer and any other director (or nominee) or executive officer of 3Com.

Name	Age	Position
Edgar Masri	49	President and Chief Executive Officer, 3Com; Chief Executive Officer, H3C Technologies Co., Limited
Neal D. Goldman	56	Executive Vice President, Chief Administrative and Legal Officer and Secretary, 3Com
Jay Zager	57	Executive Vice President and Chief Financial Officer
Robert Dechant	45	Senior Vice President and General Manager, Data and Voice Business Unit
James Hamilton	43	President, TippingPoint Division
Dr. Shusheng Zheng	40	Chief Operating Officer, H3C Technologies Co., Limited

In addition, Messrs. Masri, Goldman, Zager and Zheng serve on the Boards of Directors of various subsidiaries of 3Com.
Edgar Masri has been our President and Chief Executive Officer since August 2006. Mr. Masri is also Chief Executive Officer of H3C Technologies Co., Limited, our China-based networking equipment subsidiary. Mr. Masri joined our Board of Directors in September 2006. Before re-joining 3Com, Mr. Masri was a General Partner from 2000 to March 2006, and more recently an advisor, at Matrix Partners, a leading technology venture capital firm, where he made investments in the wireless, broadband and semiconductor industries. Mr. Masri was also Chief Operating Officer at Redline Communications, a leading provider of advanced broadband wireless access and backhaul solutions based in Canada, from April to August of 2006. Mr. Masri spent fifteen years as a senior manager at 3Com, from 1985 to 2000. During this time he served as Senior Vice President and General Manager of our Network Systems Business Unit and Premises Distribution Unit, President of 3Com Ventures and held senior roles in our marketing group. Mr. Masri holds a Master’s degree in electrical engineering and computer science and earned an MBA from Stanford University.
Neal D. Goldman has been 3Com’s Executive Vice President, Chief Administrative and Legal Officer and Secretary since March 2007, and he has served as our Senior Vice President, Management Services, General Counsel and Secretary since September 2003. Mr. Goldman also serves on the Board of H3C Technologies. Prior to joining 3Com, Mr. Goldman worked for Polaroid Corporation from August 1997 to September 2003. From March 2003 to September 2003, he was Executive Vice President, Business Development and Chief Legal Officer of Polaroid and prior to that Mr. Goldman served as Executive Vice President, Chief Administrative and Legal Officer from July 2001 to June 2002. From August 1997 to July 2001, Mr. Goldman held a number of senior management and executive positions at Polaroid, including Senior Vice President, General Counsel and Secretary and Deputy General Counsel. Before joining Polaroid, Mr. Goldman served as Vice President, General Counsel and Secretary at Nets, Inc. from March 1996 to June 1997. Before joining Nets, Inc., Mr. Goldman held a number of positions with Lotus Development Corporation, including Vice President and General Counsel from November 1995 to February 1996 and Deputy General Counsel and Assistant Secretary from April 1990 to November 1995.
Jay Zager has been our Executive Vice President and Chief Financial Officer since June 2007. Immediately prior to joining 3Com, Mr. Zager was an executive at Gerber Scientific, Inc., a leading international supplier of sophisticated automated manufacturing systems for sign making and specialty graphics, apparel and flexible materials, and ophthalmic lens processing. Mr. Zager joined Gerber in February 2005 as Senior Vice President and Chief Financial Officer and was appointed Executive Vice President and Chief Financial Officer in April 2006, a position he held until June 2007. As a member of the senior management team of Gerber, he was responsible for financial reporting, accounting, treasury operations, business planning, corporate development, investor relations, tax/pension administration and information technology. Prior to joining Gerber, Mr. Zager was Senior Vice President and Chief Financial Officer of Helix Technology Corp., a semiconductor equipment manufacturer, from February 2002 to February 2005. Earlier, from 2000 to 2001, he was Executive Vice President and Chief Financial Officer of Inrange Technologies Corp., a storage networking company. Before Inrange, he was with the Compaq/Digital Equipment organization for 14 years, holding a number of senior financial and business management positions including Vice President, Business Development and Vice President, Chief Financial Officer of Worldwide Engineering & Research. Mr. Zager received a Masters degree in Finance and Strategic Planning from Sloan School of Management, Massachusetts Institute of Technology and a Bachelor of Science degree in Operations Research from Massachusetts Institute of Technology.
Robert Dechant has been 3Com’s Senior Vice President and General Manager, Data and Voice Business Unit since October 2006, and was our Senior Vice President, Worldwide Sales and Marketing from April 2006 to October 2006. Prior to 3Com, from March 2003 to September 2004, Mr. Dechant was Executive Vice President of Sales and Marketing for Modus Media International where he led sales, marketing and client management on a global basis. Before Modus, Mr. Dechant served as Chief Operating Officer (from December 2001 to January 2003) and Senior Vice President of Sales and Marketing (from July 1997 to November 2001) at Stream International, Inc. He also held sales and marketing leadership positions with Software Support Inc. which was acquired by Convergys Corporation and Worldtek Travel, Inc. He also spent nine years in sales and marketing positions at IBM.

James Hamilton has served as 3Com’s President of the TippingPoint Division since November 2005. From January to November of 2005, Mr. Hamilton served as TippingPoint’s Chief Operating Officer. At the time 3Com acquired TippingPoint in January 2005, Mr. Hamilton was President and COO of TippingPoint, a position he held from October 2003 to the date of acquisition. Prior to TippingPoint, Mr. Hamilton was President and Chief Executive Officer of Efficient Networks, Inc., a subsidiary of Siemens AG, from February 2002 to April 2003. From April 2001 to February 2002, Mr. Hamilton served in other senior roles at Efficient Networks. Prior to Efficient Networks’ acquisition by Siemens in April 2001, he served as Executive Vice President of Worldwide Sales and Marketing as well as General Manager of the company’s four products divisions from 1999 to 2001. Prior to Efficient Networks, Mr. Hamilton served as Vice President of Worldwide Sales and Service for Picazo Communications, Inc., an IP telephony company sold to Intel Corporation in late 1999. He has previous experience as Director of the Communications Products Group at Compaq Computer Corporation, Vice President of Sales at NetWorth, Inc., which was sold to Compaq in 1995, and managed the North American reseller channel at 3Com Corporation.
Dr. Shusheng Zheng has served as the Chief Operating Officer of our H3C Technologies Co., Limited subsidiary since its inception in the Fall of 2003. Previously, Dr. Zheng worked at Huawei Technologies from 1993 to 2003. At Huawei, Dr. Zheng held positions in the research and development department, was Director of Manufacturing and Customer Service, Head of Sales and Marketing for the datacom business, and finally president of Huawei’s switching business unit starting in 1998. Dr. Zheng holds a PhD in Telecommunication Science from Zhejiang University in China.
ITEM 1A RISK FACTORS
Risk factors may affect our future business and results. The matters discussed below could cause our future results to materially differ from past results or those described in forward-looking statements and could have a material adverse effect on our business, financial condition, results of operations and stock price.
Risks Related to Historical Losses, Financial Condition and Substantial Indebtedness
We have incurred significant net losses in recent fiscal periods, including $89 million for the year ended May 31, 2007, $101 million for the year ended May 31, 2006 and $196 million for year ended May 31, 2005, and we may not be able to return to profitability.
We cannot provide assurance that we will return to profitability. While we continue to take steps designed to improve our results of operations, we have incurred significant net losses in recent periods. We face a number of challenges that have affected our operating results during the current and past several fiscal years. Specifically, we have experienced, and may continue to experience, the following, particularly in our SCN segment:
•	declining sales due to price competition and reduced incoming order rate;

•	operating expenses that, as a percentage of sales, have exceeded our desired financial model;

•	management changes;

•	disruptions and expenses resulting from our workforce reductions, management changes and employee attrition;

•	risk of increased excess and obsolete inventories; and

•	interest expense resulting from our senior secured loan.
If we cannot overcome these challenges, reduce our expenses and/or increase our revenue, we may not become profitable.
We may not be able to compensate for lower sales or unexpected cash outlays with cost reductions sufficient to generate positive net income or cash flow.
If we do not increase our sales, we may need to further reduce costs in order to achieve profitability. As we have implemented significant cost reduction programs over the last several years, it may be difficult to make significant further cost reductions without in turn reducing our sales. If we are not able to effectively reduce our costs and expenses, particularly in our SCN segment, we may not be able to generate positive net income. If we continue to experience negative cash flow from operations from our SCN segment over a prolonged period of time or if we suffer unexpected cash outflows, our liquidity and ability to operate our business effectively could be adversely affected.
We are unable to predict the exact amount of increased sales and/or cost reductions required for us to generate positive net income because it is difficult to predict the amount of our future sales and gross margins. Moreover, the amount of our future sales depends, in part, on future economic and market conditions, which are difficult to forecast accurately.

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
We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. As of May 31, 2007, our total debt balance was $430 million, of which $94 million was classified as a current liability. These amounts represent borrowing under a senior secured loan incurred to finance a portion of the purchase price for the March 2007 acquisition of the remaining 49 percent equity interest in H3C. In addition, despite current debt levels, the terms of our indebtedness allow us or our subsidiaries to incur more debt, subject to certain limitations.
While our senior secured loan is outstanding, we will have annual debt service obligations (interest and principal) of between approximately $48 million and $172 million. The interest rate on this loan is floating based on the LIBOR rate; accordingly, if the LIBOR rate is increased, these amounts could be higher. The maturity date on this loan is September 28, 2012. We intend to fulfill our debt service obligations primarily from cash generated by our H3C segment operations, if any, and, to the extent necessary, from its existing cash and investments. Because we anticipate that a substantial portion of the cash generated by our operations will be used to service this loan during its term, such funds will not be available to use in future operations, or investing in our businesses. Further, a significant portion of the excess cash flow generated by our H3C segment, if any, must be used annually to prepay principal on the loan. The foregoing may adversely impact our ability to expand our businesses or make other investments. In addition, if we are unable to generate sufficient cash to meet these obligations and must instead use our existing cash or investments at our H3C or SCN segments, we may have to reduce, curtail or terminate other activities of our businesses.
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
Covenants in the agreements governing our senior secured loan materially restrict our H3C operations, including H3C’s ability to incur debt, pay dividends, make certain investments and payments, make acquisitions of other businesses and encumber or dispose of assets. These negative covenants restrict our flexibility in operating our H3C business. The agreements also impose affirmative covenants, including financial reporting obligations and compliance with law. In addition, in the event our H3C segment’s financial results do not meet our plans, the failure to comply with the financial covenants contained in the loan agreements could lead to a default if we are unable to amend such financial covenants. Our lenders may attempt to call defaults for violations of financial covenants (or other items, even if the underlying financial performance of H3C is satisfactory) in an effort to extract waiver or consent fees from us or to force a refinancing. A default and acceleration under one debt instrument or other contract may also trigger cross-acceleration under other debt instruments or other agreements, if any. An event of default, if not cured or waived, could have a material adverse effect on us because the lenders will be able to accelerate all outstanding amounts under the loan, foreclose on the collateral (which consists primarily of the assets of our H3C segment and could involve the lenders taking control over our H3C segment), and/or require 3Com Corporation, 3Com Holdings Limited or 3Com Technologies to use any of their substantial cash balances under their parental guarantees of this debt, if such guarantees have not yet been released by such time. Any of these actions would likely result in a material adverse effect on our business and financial condition.
An adverse change in the interest rates for our borrowings could adversely affect our financial condition.
Interest to be paid by us on our senior secured loan is at an interest rate based on the LIBOR rate, plus an applicable margin. The published LIBOR rate is subject to change on a periodic basis. Recently, interest rates have trended upwards in major global financial markets. If these interest rate trends continue, this will result in increased interest rate expense as a result of higher LIBOR rates. Continued increases in interest rates could have a material adverse effect on our financial position, results of operations and cash flows, particularly if such increases are substantial. In addition, interest rate trends could affect global economic conditions.
Rating downgrades may make it more expensive for us to refinance our debt or borrow money.
Moody’s Investors Service has assigned a Ba2 rating to our senior secured loans at H3C and a Ba2 corporate family rating (stable outlook) to H3C Holdings Limited, the borrower. Standard & Poor’s Ratings Services assigned these loans a ‘BB’ rating (with a recovery rating of ‘1’) and assigned a BB- corporate credit rating (stable outlook) to H3C Holdings Limited. We are required to maintain a rating from each of these agencies during the term of the loan. These credit ratings are subject to change at the discretion of the rating agencies. If our credit ratings are downgraded, it would likely make it more expensive for us to refinance our existing loan or raise additional capital in the future. Such refinancing or capital raising may be on terms that may not be acceptable to us or otherwise not available. Any future adverse rating agency actions with respect to our ratings could have an adverse effect on the market price of our securities, our ability to compete for new business and our ability to access capital markets.
Risks Related to H3C Segment and Dependence Thereon
We are significantly dependent on our H3C segment; if H3C is not successful we will likely experience a material adverse impact to our business, business prospects and operating results.
For the year ended May 31, 2007, H3C accounted for approximately 53 percent of our consolidated revenue and approximately 59 percent of our consolidated gross profit. H3C, which is domiciled in Hong Kong and has its principal operations in Hangzhou, China, is subject to all of the operational risks that normally arise for a technology company with global operations, including risks relating to research and development, manufacturing, sales, service, marketing, and corporate functions. Furthermore, H3C may not be successful in selling directly to Chinese customers, particularly those in the public sector, to the extent that such customers favor Chinese-owned competitors. Given the significance of H3C to our financial results, if H3C is not successful, our business will likely be adversely affected.

Sales from our H3C segment, and therefore in China, constitute a material portion of our total sales, and our business, financial condition and results of operations will to a significant degree be subject to economic, political and social events in the PRC.
Our sales are significantly dependent on China, with approximately 46 percent of our consolidated revenues attributable to sales in China for the fiscal year ended May 31, 2007. We expect that a significant portion of our sales will continue to be derived from China for the foreseeable future. As a result, our business, financial condition and results of operations are to a significant degree subject to economic, political, legal and social developments and other events in China and surrounding areas. We discuss risks related to the PRC in further detail below.
Our H3C segment is dependent on Huawei Technologies in several material respects, including as an important customer; should Huawei reduce its business with H3C, our business will likely be materially adversely affected.
H3C derives a material portion of its sales from Huawei. In the twelve months ended May 31, 2007, Huawei accounted for approximately 35 percent of the revenue for our H3C segment and approximately 20 percent of our consolidated revenue. Huawei has no minimum purchase obligations with respect to H3C. Should Huawei reduce its business with H3C, H3C’s sales will suffer. On March 29, 2007 we acquired Huawei’s 49 percent interest in H3C for $882 million, giving us 100 percent ownership of H3C. Since Huawei is no longer an owner of H3C, it is possible that over time Huawei will purchase fewer products and services from H3C. We will need to continue to provide Huawei with products and services that satisfy its needs or we risk the possibility that it sources products from another vendor or internally develops these products. Further, we have and expect to continue to incur costs relating to transition matters with respect to support that Huawei previously provided for H3C when it was a shareholder. In addition, our China headquarters in Hangzhou, PRC is owned by Huawei and leased to us under a lease agreement that expires in December 2008; if we cannot renew this lease on terms favorable to us or find alternate facilities, we may suffer disruption in our H3C business. If any of the above risks occur, it will likely have an adverse impact on H3C’s sales and business performance.
We must execute on a global strategy to leverage the benefits of our H3C acquisition, including integration activities we determine to undertake; if we are not successful in these efforts, our business will suffer.
Our H3C acquisition presents unique challenges that we must address. We must successfully execute on managing our two business segments, and, to the extent we so choose, integrating these businesses, in order to fully benefit from this acquisition. As a joint venture owned by two separate companies, H3C operated in many ways independently from 3Com and Huawei. H3C’s business is largely based in the PRC and therefore significant cultural, language, business process and other differences exist between our SCN segment and H3C. In order to more closely manage and, to the extent we choose, integrate H3C, we expect to incur significant transition costs, including management retention costs and other related items. There may also be business disruption as management and other personnel focus on global management activities and integration matters.
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
Risks Related to Personnel
Our success is dependent on continuing to hire and retain qualified managers and other personnel, including at our H3C segment and reducing senior management turnover in our SCN segment; if we are not successful in attracting and retaining these personnel, our business will suffer.
Competition for qualified employees is intense. If we fail to attract, hire, or retain qualified personnel, our business will be harmed. We have experienced significant turnover in our senior management team in the last several years and we may continue to experience change at this level. If we cannot retain qualified senior managers, our business may not succeed.

The senior management team at H3C has been highly effective since H3C’s inception in 2003. We need to continue to incentivize and retain H3C management. We cannot be sure that we will be successful in these efforts. If we are not successful, our H3C business may suffer, which, in turn, will have a material adverse impact on our consolidated business. Many of these senior managers, and other key H3C employees, originally worked for Huawei prior to the inception of H3C. Subject to non-competition agreements with us (if applicable), these employees could return to work for Huawei at any time. Huawei is not subject to any non-solicitation obligations in respect of H3C or 3Com. Further, former Huawei employees that work for H3C may retain financial interests in Huawei.
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
As Huawei expands its international operations, there could be increasing instances where we compete directly with Huawei in the enterprise networking market. As an OEM customer of H3C, Huawei has had, and continues to have, access to H3C’s products for resale. This access enhances Huawei’s current ability to compete directly with us. We could lose a competitive advantage in markets where we compete with Huawei, which in turn could have a material adverse effect on our sales and overall results of operations. In addition, Huawei’s obligation not to offer or sell enterprise class, and small-to-medium size business (or SMB), routers and switches that are competitive with H3C’s products continues until September 29, 2008. After that date, we are subject to the risk of increased competition from Huawei, which could materially harm our results of operations. More specifically, after the non-compete period expires, Huawei may offer and sell its own enterprise or SMB routers and switches, or resell products that it sources from our competitors. Huawei is not prohibited from developing (but not offering or selling) competing products during the non-compete period. Huawei is also not prohibited from currently selling products in ancillary areas—such as security, voice over internet protocol and storage products—that are also sold today by H3C.
Huawei’s incentive not to compete with H3C or us, and its incentive to assist H3C, may diminish now that Huawei does not own any interest in H3C. In addition, Huawei maintains a strong presence within China and the Asia Pacific region and has significant resources with which to compete within the networking industry, including the assets of Harbour Networks, a China-based competitor of H3C. We cannot predict whether Huawei will compete with us. If competition from Huawei increases, our business will likely suffer.
Finally, if any of H3C’s senior managers, and other key H3C employees that originally worked for Huawei prior to the inception of H3C, return to work for Huawei, the competitive risks discussed above may be heightened. Subject to non-competition agreements with us (if applicable), these employees could return to work for Huawei at any time. Huawei is not subject to any non-solicitation obligations in respect of H3C or 3Com. Further, former Huawei employees that work for H3C may retain financial interests in Huawei.

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
We have announced alliances with third parties, such as IBM and Trapeze Networks. In the future, we expect to evaluate other possible strategic relationships, including joint ventures and other types of alliances, and we may increase our reliance on such strategic relationships to broaden our sales channels, complement internal development of new technologies and enhancement of existing products, and exploit perceived market opportunities.
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
We continue to look for ways to decrease cost and improve efficiency by contracting with other companies to perform functions or operations that, in the past, we have performed ourselves. We have outsourced the majority of our manufacturing and logistics for our SCN products. We now rely on outside vendors to meet the majority of our manufacturing needs as well as a significant portion of our IT needs for the SCN segment. Additionally, we outsource certain functions for technical support and product return services. We are currently transitioning our outsourced customer service and support functions from a single vendor to a combination of vendors complemented by internal sources. During this transition period, and under our new support model, if we do not provide our customers with a high quality of service, we risk losing customers and/or increasing our support costs. To achieve future cost savings or operational benefits, we may expand our outsourcing activities to cover additional services which we believe a third party may be able to provide in a more efficient or effective manner than we could do internally ourselves.

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
We distribute many of our products through two-tier distribution channels that include distributors, systems integrators and value added resellers, or VARs. A significant portion of our sales is concentrated among a few distributors; our two largest distributors accounted for a combined 35 percent of SCN sales and 18 percent of our consolidated revenue for the year ended May 31, 2007 and a combined 35 percent of SCN sales and 30 percent of our consolidated revenue for the year ended May 31, 2006. If either of these distributors reduces its business with us, our sales and overall results of operations could be adversely affected.
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
In portions of our business we have implemented a program with our manufacturing partners to ship products directly from regional shipping centers to customers. Through this program, we are relying on these partners to fill customer orders in a timely manner. This program may not yield the efficiencies that we expect, which would negatively impact our results of operations. Any disruptions to on-time delivery to customers would adversely impact our sales and overall results of operations.
If we fail to adequately evolve our financial and managerial control and reporting systems and processes, including the management of our H3C segment, our ability to manage and grow our business will be negatively affected.
Our ability to successfully offer our products and implement our business plan in a rapidly evolving market depends upon an effective planning and management process. We will need to continue to improve our financial and managerial control and our reporting systems and procedures in order to manage our business effectively in the future. If we fail to implement improved systems and processes, our ability to manage our business and results of operations could be adversely affected. For example, now that we own all of H3C, we are spending additional time, resources and capital to manage its business, operations and financial results. If we are not able to successfully manage H3C, our business results could be adversely affected.
Risks Related to our Operations in the People’s Republic of China
China’s governmental and regulatory reforms and changing economic environment may impact our ability to do business in China.
As a result of the historic reforms of the past several decades, multiple government bodies are involved in regulating and administrating affairs in the enterprise networking industry in China. These government agencies have broad discretion and authority over all aspects of the networking, telecommunications and information technology industry in China; accordingly their decisions may impact our ability to do business in China. Any of the following changes in China’s political and economic conditions and governmental policies could have a substantial impact on our business:
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
If the PRC government changes, removes or withdraws any of the tax benefits currently enjoyed by our H3C segment, it will likely adversely affect our results of operations. For example, H3C enjoys preferential income tax rates due to its status as a newly-formed high technology enterprise headquartered within a high tech zone in Hangzhou, PRC. In March 2007 the People’s National Congress in the PRC approved a new tax reform law, effective on January 1, 2008, the broad intention of which is to align the tax regime applicable to foreign owned Chinese enterprises with that applicable to domestically-owned Chinese enterprises. If applicable to H3C, the effect of this new law would be to increase the statutory income tax rate for H3C in the PRC. It is proposed that some high-tech enterprises will be exempt from the increased rate; although much of the detail of the new law is yet to be issued in regulations, we currently believe that we will continue to qualify for the foreseeable future as a high-tech enterprise entitled to our existing tax concessions.
If H3C is not exempt from this new law, other tax benefits currently enjoyed by H3C are withdrawn or reduced, or new taxes are introduced which have not applied to H3C before, there would likely be a resulting increase to H3C’s statutory tax rates in the PRC. Increases to tax rates in the PRC, where our H3C segment is profitable, could adversely affect our results of operations.
H3C is subject to restrictions on paying dividends and making other payments to us.
Chinese regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with Chinese accounting standards and regulations. H3C does business primarily through a Chinese entity that is required to set aside a portion of its after-tax profits – currently 10 percent — according to Chinese accounting standards and regulations to fund certain reserves. The Chinese government also imposes controls on the conversion of Renminbi into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. These restrictions may in the future limit our ability to receive dividends or repatriate funds from H3C. In addition, the credit agreement governing our senior secured loan also imposes significant restrictions on H3C’s ability to dividend or make other payments to our SCN segment.
We are subject to risks relating to currency rate fluctuations and exchange controls and we do not hedge this risk in China.
A significant portion of our sales and a portion of our costs are made in China and denominated in Renminbi. At the same time, our senior secured bank loan – which we intend to service and repay primarily through cash flow from H3C’s PRC operations – is denominated in US dollars. In July 2005, China uncoupled the Renminbi from the U.S. dollar and let it float in a narrow band against a basket of foreign currencies. The move initially revalued the Renminbi by 2.1 percent against the U.S. dollar; however, it is uncertain what further adjustments may be made in the future. The Renminbi-U.S. dollar exchange rate could float, and the Renminbi could appreciate or depreciate relative to the U.S. dollar. Any movement of the Renminbi may materially and adversely affect our cash flows, revenues, operating results and financial position, and may make it more difficult for us to service our U.S. dollar-denominated senior secured bank loan. We do not currently hedge the currency risk in H3C through foreign exchange forward contracts or otherwise and China employs currency controls restricting Renminbi conversion, limiting our ability to engage in currency hedging activities in China. Various foreign exchange controls are applicable to us in China, and such restrictions may in the future make it difficult for H3C or us to repatriate earnings, which could have an adverse effect on our cash flows and financial position.

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
In addition, our board of directors has adopted a stockholder rights plan, the provisions of which could make it more difficult for a potential acquirer of 3Com to consummate an acquisition transaction. Also, Section 203 of the Delaware General Corporation Law may prohibit large stockholders, in particular those owning 15 percent or more of our outstanding voting stock, from merging or consolidating with us.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease properties in the United States and a number of foreign countries. For information regarding property, plant and equipment by geographic region for each of the last two fiscal years, see Note 20 to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
The following table summarizes our significant leased real estate properties as of June 1, 2007 (all facilities are for our SCN segment except where indicated otherwise):

Location	Sq. Ft.	Owned/Leased	Primary Use
United States—Boston Area	201,000	Leased	Corporate headquarters, office, research and development, and customer service.
United States—Austin Area	70,000	Leased	TippingPoint’s main office, research and development, and customer service.
United States—Chicago Area	43,000	Leased	Office, research and development, and customer service.
Europe—U.K.	39,000	Leased	Office, research and development, and customer service.
China—Hangzhou	1,682,000	Leased	Office, research and development, manufacturing, sales, and training. Used by our H3C segment. Lease expires January 2009.
China—Beijing	481,000	Leased	Research and development, training, sales and customer service. Used by our H3C segment.

As part of our initiatives to maximize our efficiency, we are consolidating our operations wherever feasible and are actively engaged in efforts to dispose of excess facilities. As of June 1, 2007, we lease and sublease to third-party tenants approximately 49,000 square feet in various other facilities throughout North America and Europe. The facilities under sub-lease are leased facilities agreements that expire at various times between 2008 and 2009.
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
Our common stock trades on the NASDAQ Global Select Market under the symbol COMS and has been quoted on NASDAQ since our initial public offering on March 21, 1984. The following table sets forth the high and low sale prices as reported on NASDAQ during the last two fiscal years. As of July 27, 2007, we had approximately 4,642 stockholders of record. We have not paid, and do not anticipate that we will pay, cash dividends on our common stock.

Fiscal 2007	High	Low	Fiscal 2006	High	Low
First Quarter	$5.31	$3.95	First Quarter	$4.00	$3.21
Second Quarter	5.24	3.95	Second Quarter	4.30	3.37
Third Quarter	4.24	3.73	Third Quarter	5.27	3.47
Fourth Quarter	4.79	3.60	Fourth Quarter	5.70	4.25
The following table summarizes repurchases of our stock, including shares returned to satisfy tax withholding obligations, in the quarter ended June 1, 2007:

				Total Number of	Approximate Dollar
				Shares Purchased as	Value of Shares
	Total Number		Average	Part of Publicly	that May Yet Be
	of Shares		Price Paid	Announced Plans or	Purchased Under the
Period	Purchased		per Share	Programs(1)	Plans or Programs
March 3, 2007 through March 30, 2007	396,751	(2)	$3.89	—	$100,000,000
March 31, 2007 through April 27, 2007	13,634	(2)	3.94	—	—
April 28, 2007 through June 1, 2007	12,082	(2)	4.17	—	—

Total	422,467		$3.90	—	$—

(1)	On March 23, 2005, our Board of Directors had approved a stock repurchase program providing for expenditures of up to $100.0 million through March 31, 2007, provided that all repurchases are pre-approved by the Audit and Finance Committee of the Board of Directors. We did not repurchase shares of our common stock pursuant to this authorization in the year ended May 31, 2007. The program has now expired.

(2)	Represents shares surrendered to us to satisfy tax withholding obligations that arose upon the vesting of restricted stock awards.

COMPARISON OF STOCKHOLDER RETURN
Set forth on the next page is a line graph comparing the cumulative total return of our common stock with the cumulative total return of the Standard & Poor’s 500 Stock Index, our New Peer Group(1) and our Old Peer Group(1) for the period commencing on May 31, 2002 and ending on June 1, 2007 (fiscal year end)(2)(3). We historically have constructed our peer group based on comparable market offerings, revenue composition and size. In re-evaluating our peer group this year, we removed one peer that is no longer publicly-traded. We also added one new peer; in light of the evolving nature of our business, we believe this addition to the peer group provides a more meaningful comparison in terms of competition in one of our important product offerings and other relevant factors. This information shall not be deemed to be “filed” with the Securities and Exchange Commission and shall not be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless we specifically incorporate it by reference.

(1)	Our New Peer Group consists of Avaya, Inc., Cisco Systems, Inc., Extreme Networks, Inc., Foundry Networks, Inc., McAfee, Inc. and Netgear Inc. Our Old Peer Group consists of Avaya, Inc., Cisco Systems, Inc., Extreme Networks, Inc., Foundry Networks, Inc. and Netgear Inc. Internet Security Systems Inc. was acquired in 2006 and has been removed from the Old Peer Group.

(2)	Assumes that $100.00 was invested on May 31, 2002 in our common stock and each index, and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

(3)	3Com uses a 52-53 week fiscal year ending on the Friday nearest to May 31.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among 3Com Corporation, The S&P 500 Index,
A New Peer Group And An Old Peer Group

*	$100 invested on 5/31/02 in stock or index-including reinvestment of dividends. Index calculated on month-end basis.

Copyright © 2007, Standard & Poor’s, a division of The McGraw -Hill Companies, Inc. All rights reserved. w w w .researchdatagroup.com/S&P.htm

DATA POINTS FOR PERFORMANCE GRAPH

	5/31/02	5/30/03	5/28/04	6/3/05	6/2/06	6/1/07

3Com Corporation	100.00	88.31	116.37	63.67	85.61	84.35
S&P 500	100.00	91.94	108.79	117.75	127.92	157.08
New Peer Group	100.00	103.16	141.66	123.05	130.39	172.01
Old Peer Group	100.00	104.12	142.98	122.20	130.38	171.23
ITEM 6. SELECTED FINANCIAL DATA
The data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Our fiscal year ends on the Friday closest to May 31. Fiscal 2007 consists of the 52 weeks ended June 1, 2007. Fiscal year 2006 consists of the 52 weeks ended June 3, 2006. Fiscal 2005 consisted of 53 weeks and ended on June 2, 2005. Fiscal years 2004 and 2003 each consisted of 52 weeks and fiscal 2004 ended on June 3, 2004, fiscal 2003 ended on May 30, 2003. For convenience, the consolidated financial statements have been shown as ending on the last day of the calendar month. The following balance sheet data and statements of operations data for each of the five years ended May 31, 2007 were derived from our audited consolidated financial statements. Consolidated balance sheets as of May 31, 2006 and 2005 and the related consolidated statements of operations and cash flows for each of the three years in the period ended May 31, 2007 and notes thereto appear elsewhere in this Annual Report on Form 10-K.
On May 23, 2003, we completed the sale of our CommWorks division. Accordingly, the information set forth in the table below is presented to reflect the CommWorks division as discontinued operations. On January 27, 2006 we acquired an additional 2 percent ownership in our H3C joint venture and became the majority shareholder (we have since acquired full ownership of H3C). Accordingly, the information set forth in the tables below is presented to reflect the consolidated results as of that date.

	Fiscal Year May 31,
(In thousands, except per share amounts)	2007	2006	2005	2004	2003
Sales	$1,267,481	$794,807	$651,244	$698,884	$932,866
Net (loss)	(88,589)	(100,675)	(195,686)	(349,263)	(283,754)
(Loss) from continuing operations before cumulative effect of accounting change	(88,589)	(100,675)	(195,686)	(346,863)	(230,093)
(Loss) per share from continuing operations before cumulative effect of accounting change Basic and diluted	$(0.22)	$(0.26)	$(0.51)	$(0.91)	$(0.64)
The provisions of Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” are applicable to disposals occurring after our adoption of SFAS No. 144, effective June 1, 2002. In accordance with such provisions, the table below does not reflect the CommWorks division as a discontinued operation. Accordingly, the information set forth in the table below is presented to reflect the consolidated balances as of that date.

	Balances as of May 31,
(In thousands)	2007	2006	2005	2004	2003
Cash, equivalents and short-term investments	$559,217	$864,347	$844,104	$1,383,356	$1,484,588
Total assets	2,151,092	1,861,361	1,592,967	1,820,818	2,062,360
Working capital, (1)	257,614	778,064	667,949	1,213,108	1,314,012
Deferred taxes and long-term obligations	23,725	13,788	8,484	15,135	4,595
Long term debt	336,000	—	—	—	—
Retained deficit	(1,176,406)	(1,087,512)	(967,952)	(755,244)	(405,981)
Stockholders’ equity	1,151,299	1,202,362	1,274,923	1,499,114	1,718,597

(1)	Working capital is defined as total current assets less total current liabilities.

On November 15, 2006, 3Com initiated a bid process under a shareholders’ agreement for its H3C joint venture by submitting a bid to buy Huawei’s entire ownership interest in H3C. On November 27, 2006, Huawei accepted 3Com’s bid to buy its remaining 49 percent of H3C for $882 million. The transaction was approved by the PRC government.
On March 29, 2007, 3Com Technologies completed its purchase of the remaining 49 percent of H3C it did not already own at which time the purchase price was paid in full. Huawei-3Com Co., Limited is now known as H3C Technologies Co., Limited, or H3C. During fiscal 2006 we exercised our right to purchase an additional two percent ownership interest in H3C and entered into an agreement with Huawei for an aggregate purchase price of $28.0 million. We were granted regulatory approval by the Chinese government and subsequently completed this transaction on January 27, 2006 (date of acquisition). We consolidated H3C’s financial statements from the date of acquisition. The acquisition is being accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are included in the consolidated balance sheet as of May 31, 2006 using H3C’s March 31, 2006 balance sheet data. Because H3C follows a calendar year end, we report its results on a two-month lag. The operating results of H3C are included in the consolidated financial statements from the date of acquisition, resulting in the latter two months of H3C’s three months ended March 31, 2006 being included in our year ended May 31, 2006 statement of operations.
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
BUSINESS OVERVIEW
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
Our products and services can generally be classified in the following categories:
▪	Networking;

▪	Security;

▪	Voice;

▪	Services; and

▪	Legacy Connectivity Products.
We have undergone significant changes in recent years, including:
▪	forming the Huawei-3Com joint venture or H3C;

▪	acquisition of majority ownership of H3C and subsequently purchasing Huawei’s remaining 49 percent ownership interest in H3C;

▪	financing a portion of the purchase price for the acquisition of Huawei’s 49 percent ownership in H3C by entering into a $430 million senior secured credit agreement;

▪	restructuring activities which included outsourcing of information technology, all manufacturing activity in our SCN segment, and significant headcount reductions in other functions, and selling excess facilities;

▪	significant changes to our executive leadership;

▪	acquiring TippingPoint Technologies, Inc.; and

▪	realigning our SCN sales and marketing channels and expenditures.

We believe an overview of these significant recent events is helpful to gain a clearer understanding of our operating results.
Significant Events
H3C
On November 17, 2003, we formed our joint venture, Huawei-3Com Co., Limited (now known as H3C Technologies Co., Limited) which is domiciled in Hong Kong and has its principal operating center in Hangzhou, China. We contributed $160.0 million in cash, assets related to our operations in China and Japan, and licenses to intellectual property related to those operations in exchange for a 49 percent ownership interest of the joint venture. During fiscal 2006, we exercised our right to purchase an additional two percent ownership interest in H3C and entered into an agreement with Huawei, our joint venture partner, for an aggregate purchase price of $28.0 million in cash. We were granted regulatory approval by the PRC, and subsequently completed this transaction on January 27, 2006 (date of acquisition). Consequently, we owned a majority interest in the joint venture and determined that the criteria of Emerging Issues Task Force No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” was met. Accordingly, we consolidated H3C’s financial statements from the date of the acquisition of the additional two percent ownership interest.
Under the H3C shareholders’ agreement, both partners had the right to initiate a bid process to purchase all of the other partner’s ownership interest at any time after the third anniversary of H3C’s formation. We initiated the bidding process on November 15, 2006 to buy Huawei Technologies’ 49 percent stake in H3C, and our bid of $882 million was accepted by Huawei on November 27, 2006. The transaction closed on March 29, 2007.
We financed a portion of the purchase price for the acquisition of Huawei’s 49 percent ownership in H3C through a $430 million senior secured credit agreement with several lenders. Details of the borrowing are more fully discussed in the “Liquidity and Capital Resources” section below.
New Products
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

We believe that long-term success in this environment requires us to be a global technology leader. Now that we have closed our H3C transaction, we intend to leverage our global footprint to more effectively sell our products into expanding markets and to utilize cost-effective technology development strategies. We also believe that our long-term success is dependent on investing in the development of key technologies. Accordingly, our key focus of fiscal 2008 will continue to be to manage our H3C operating segment for expected continued long-term growth, to make targeted investments in the integration of sales efforts and back office functions between H3C and SCN, as well as to manage our SCN operating segment towards our goal of a return to profitability while maintaining investment levels in key technologies. In fiscal 2008, we also intend to continue investing in the H3C segment. This is expected to involve continued investment in research and development, increased focus on growth both inside and outside of China, growing the dedicated H3C infrastructure in concert with a global 3Com consolidated plan, and managing certain key aspects of employee retention as discussed below. In addition we may make certain targeted investments in the integration of the H3C and SCN operating segments designed to drive more profitable near and long-term growth of the business.
We continue to face significant challenges in the SCN segment with respect to sales growth, gross margin and profitability. We believe future sales growth for the SCN segment depends to a substantial degree on increased sales of our networking products, and we believe our best growth opportunity requires us to expand our product lines targeting small and medium businesses, or SMB, customers as well as selected medium-enterprise customers. These product enhancements are expected to be based in part upon leveraging open source and open architecture platforms to differentiate our networking offerings. These are also expected to be complemented by expanded security offerings such as the development of attack, access and application controls.
Finally, we intend to look to improve our channels to market on these products, especially through relationships with system integrators and service providers. In order to achieve our sales goals in the SCN segment for fiscal 2008, it is important that we continue to enhance the features and capabilities of our products in a timely manner in order to expand our addressable market opportunities, distribution channels and market competitiveness. Also, we expect a very competitive pricing environment for the foreseeable future; this will likely continue to exert downward pressure on our SCN sales, gross margin and profitability.
Another key priority will be the integration of H3C. Our integration focus will initially include:
▪	Launching the second phase of our integration of our Asia Pacific Region sales models for data networking sales, especially in the medium-enterprise market; and

▪	Integrating certain information technology (IT), supply chain and customer support functions to enable seamless go-to-market models and achieve synergies between our operating segments.
Other important factors in the continued success of our H3C business are expected to include: retaining key management and employees, continuing sales through Huawei as an OEM partner of H3C in the near to medium term, and continuing the year-over-year growth in H3C. H3C’s China sales growth has been historically strong, however we expect this growth to be closer to market rates in fiscal 2008. We intend to retain employees through a long-term retention and incentive structure at H3C.
We also currently have the intention to execute an initial public offering (IPO) of common stock of our wholly owned subsidiary TippingPoint, our business that develops, markets and sells security products and services, such as its intrusion prevention system appliances and its security protection updates through its Digital Vaccine service. Any sale of TippingPoint stock would be registered under the Securities Act of 1933, and such shares of common stock would only be offered and sold by means of a prospectus. This Annual Report does not constitute an offer to sell or the solicitation of any offer to buy any securities of TippingPoint, and there will not be any sale of any such securities in any state in which such offer, solicitation, or sale would be unlawful prior to registration or qualification under the securities laws of such state. We currently expect to file a registration statement related to the IPO by the end of the calendar year. We currently intend to remain a majority TippingPoint shareholder following the IPO and plan to reduce our ownership over time in subsequent transactions.

BASIS OF PRESENTATION
Our fiscal year ends on the Friday closest to May 31. Fiscal 2007 consisted of 52 weeks and ended on June 1, 2007. Fiscal year 2006, consisted of 52 weeks ended on June 2, 2006, and fiscal year 2005 consisted of 53 weeks and ended on June 3, 2005. For convenience, the consolidated financial statements have been shown as ending on the last day of the calendar month.
During fiscal 2006 we exercised our right to purchase an additional two percent ownership interest in H3C and entered into an agreement with Huawei for an aggregate purchase price of $28.0 million. We were granted regulatory approval by the Chinese government and subsequently completed this transaction on January 27, 2006 (date of acquisition). Since that time, we have owned a majority interest in the joint venture and have determined that the criteria of Emerging Issues Task Force No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” have been met. Accordingly, we consolidated H3C’s financial statements from the date of acquisition, and, until we became a 100 percent owner of H3C as described below, recorded Huawei’s proportionate share of the income of H3C as a minority interest in the income of consolidated joint venture.
Both joint venture partners had the right to initiate a bid process to purchase all of the other partner’s ownership interest at any time after the third anniversary of H3C’s formation. On November 15, 2006, 3Com initiated a bid process under the shareholders’ agreement by submitting a bid to buy Huawei’s entire ownership interest in H3C. On November 27, 2006, Huawei accepted 3Com’s last bid to buy Huawei’s remaining 49 percent share for $882 million. The transaction was approved by the PRC government and on March 29, 2007, 3Com Technologies completed its purchase at which time the purchase price was paid in full. Huawei-3Com Co., Limited is now known as H3C Technologies Co., Limited, or H3C.
On March 22, 2007, H3C Holdings Limited (the “Borrower”), an indirect wholly-owned subsidiary of 3Com Corporation, entered into a Credit and Guaranty Agreement dated as of March 22, 2007 among the Borrower, 3Com Corporation, 3Com Holdings Limited and 3Com Technologies, as Holdco Guarantors, various Lenders, Goldman Sachs Credit Partners L.P., as Mandated Lead Arranger, Bookrunner, Administrative Agent and Syndication Agent (“GSCP”), and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent (the “Existing Credit Agreement”). Under the Existing Credit Agreement, on March 28, 2007 the Borrower borrowed $430 million (the “Existing Loan”) to finance a portion of the purchase price for the March 29, 2007 acquisition (the “Acquisition”) of Huawei’s 49 percent stake in H3C.
On May 25, 2007, the parties amended and restated the Existing Credit Agreement in order to, among other things, convert the Existing Loan into two tranches with different principal amortization schedules and different interest rates (the “A&R Loans”). The other provisions of the Existing Credit Agreement, including covenants, collateral, temporary guarantees and other provisions, remain largely unchanged. The closing of the A&R Loans occurred on May 31, 2007.
Following the H3C 2 percent acquisition we determined that our chief decision making officer receives reports, manages, and operates our business as two separate units, the SCN business and the H3C business. As a result we currently report two operating segments, SCN and H3C. See footnote Note 19 of the Consolidated Financial Statements for additional information on our segments.
Prior to the additional 2 percent acquisition we accounted for our investment in H3C by the equity method. Under this method, we recorded our proportionate share of H3C’s net income or loss based on the most recently available quarterly financial statements of H3C under the caption “Equity interest in income (loss) of unconsolidated joint venture” in our consolidated financial statements.
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
We assess collectibility based on a number of factors, including general economic and market conditions, past transaction history with the customer, and the creditworthiness of the customer. If we determine that collection of the fee is not reasonably assured, then we defer the fee and recognize revenue upon receipt of payment. We do not typically request collateral from our customers. In the H3C segment, certain customers pay accounts receivable with bills receivable from Chinese banks with maturities less than six months. These are also referred to as “bankers’ acceptances”.
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
For sales of products that contain software that is marketed separately, we apply the provisions of AICPA Statement of Position 97-2, “Software Revenue Recognition,” as amended. Sales of services, including professional services, system integration, project management, and training, are recognized upon delivery of performance. Other service revenue, such as that related to maintenance and support contracts, is recognized ratably over the contract term, provided that all other revenue recognition criteria have been met. Royalty revenue is generally recognized when we receive payment.
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
Inventories: Inventory is stated at the lower of standard cost, which approximates cost, or net realizable value. We perform detailed reviews related to the net realizable value of inventory on an ongoing basis, for both inventory on hand and inventory that we are committed to purchase, giving consideration to deterioration, obsolescence, and other factors. If actual market conditions differ from those projected by management and our estimates prove to be inaccurate, additional write-downs or adjustments to cost of sales might be required; alternatively, we might realize benefits through cost of sales for sale or disposition of inventory that had been previously written off.

Goodwill and intangible assets: Carrying values of goodwill and other intangible assets with indefinite lives are reviewed for possible impairment in accordance with the applicable accounting literature. We test our goodwill for impairment annually during our third fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. We review the value of our intangible assets in accordance with the applicable accounting literature for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. As of May 31, 2007, we had $766.4 million of goodwill and $371.3 million of net intangible assets remaining on our balance sheet, which we currently believe to be realizable based on the estimated fair value of these assets. We estimate fair value of goodwill using third-party valuation reports and the fair value of our intangible assets using estimated future cash flows of the associated products and technology. It is possible that the estimates and assumptions used in assessing the carrying value of these assets, such as future sales and expense levels, may need to be re-evaluated in the case of continued market deterioration, which could result in further impairment of these assets.
Equity securities and other investments: We account for non-marketable equity securities and other investments at historical cost or, if we have the ability to exert significant influence over the investee, by the equity method. Investments accounted for by the equity method include investments in limited partnership venture capital funds and, prior to the acquisition of majority ownership on January 27, 2006, the investment in H3C. In accounting for these investments by the equity method, we record our proportionate share of the fund’s net income or loss, or H3C’s net income or loss, based on the most recently available quarterly financial statements. Since H3C has adopted a calendar year basis of reporting, we reported our equity in H3C’s net income or loss based on H3C’s most recent quarterly financial statements, two months in arrears. For the year ended May 31, 2006 we accounted for H3C under the equity method for ten months of the year.
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
Stock-based Compensation. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), which requires all stock-based compensation to employees (as defined in SFAS No. 123(R)), including grants of employee stock options, restricted stock awards, and restricted stock units, to be recognized in the financial statements based on their fair values.
Estimates of the fair value of equity awards in future periods will be affected by the market price of our common stock, as well as the actual results of certain assumptions used to value the equity awards. These assumptions include, but are not limited to, the expected volatility of the common stock, the expected term of options granted, and the risk free interest rate.
The fair value of stock options and employee stock purchase plan shares is determined by using the Black-Scholes option pricing model and applying the single-option approach to the stock option valuation. The options generally have vesting on an annual basis over a vesting period of four years. We estimate the expected option term by analyzing the historical term period from grant to exercise and also considers the expected term for those options that are outstanding. The expected term of employee stock purchase plan shares is the average of the remaining purchase periods under each offering period. For equity awards granted after June 1, 2006, the volatility of the common stock is estimated using the historical volatility. The risk-free interest rate used in the Black-Scholes option pricing model is determined by looking at historical U.S. Treasury zero-coupon bond issues with terms corresponding to the expected terms of the equity awards. In addition, an expected dividend yield of zero is used in the option valuation model, because we do not expect to pay any cash dividends in the foreseeable future. Lastly, in accordance with SFAS No. 123(R), we are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. In order to determine an estimated pre-vesting option forfeiture rate, we used historical forfeiture data, which yields a forfeiture rate of 27 percent. We believe this historical forfeiture rate to be reflective of our anticipated rate on a go-forward basis. This estimated forfeiture rate has been applied to all unvested options and restricted stock outstanding as of June 1, 2006 and to all options and restricted stock granted since June 1, 2006. Therefore, stock-based compensation expense is recorded only for those options and restricted stock that are expected to vest.
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
Product Warranty: A limited warranty is provided on most of our products for periods ranging from 90 days to limited lifetime, depending upon the product, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales might be required.
Income taxes: We are subject to income tax in a number of jurisdictions. A certain degree of estimation is required in recording the assets and liabilities related to income taxes, and it is reasonably possible that such assets may not be recovered and that such liabilities may not be paid or that payments in excess of amounts initially estimated and accrued may be required. We assess the likelihood that our deferred tax assets will be recovered from our future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. We consider historical taxable income, estimates of future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Based on various factors, including our recent losses, retained deficit, operating performance in fiscal 2007, and estimates of future profitability, we have concluded that future taxable income will, more likely than not, be insufficient to recover our U.S. net deferred tax assets as of May 31, 2007. Accordingly, we have established an appropriate valuation allowance to offset such deferred tax assets. In addition to valuation allowances against deferred tax assets, we maintain reserves for potential tax contingencies arising in jurisdictions in which we do or have done business. Many of these contingencies arise from periods when we were a substantially larger company. Such reserves are based on our assessment of the likelihood of an unfavorable outcome and the expected potential loss from such contingency, and are monitored by management. These reserves are maintained until such time as the matter is settled or the statutory period for adjustment has passed. Adjustments could be required in the future if we determine that the amount to be realized is greater or less than the valuation allowance we have recorded or that our reserves for tax contingencies are inadequate. We have U.S. federal loss carryforwards of approximately $2.5 billion as of May 31, 2007 expiring between fiscal years 2008 and 2027, substantially all of which expire between fiscal years 2021 and 2027.

RESULTS OF OPERATIONS
YEARS ENDED MAY 31, 2007, 2006, AND 2005
As a result of the acquisition of H3C, we currently report two operating segments, SCN and H3C, for the years ended May 31, 2007 and 2006. For the year ended May 31, 2005 we managed and reported our operations as a single, integrated business.
The following table sets forth, for the fiscal years indicated, the percentage of total sales represented by the line items reflected in our consolidated statements of operations.

	2007	2006	2005
Sales	100.0%	100.0%	100.0%
Cost of sales	54.4	58.7	64.0

Gross profit margin	45.6	41.3	36.0

Operating expenses:
Sales and marketing	25.2	34.6	37.4
Research and development	17.0	12.8	14.5
General and administrative	7.4	9.1	9.2
Amortization and write-down of intangible assets	3.4	2.6	1.4
In-process research and development	2.8	0.1	1.0
Restructuring charges	0.3	1.8	3.7

Total operating expenses	56.1	61.0	67.2

Operating loss	(10.5)	(19.7)	(31.2)
Gain on investments, net	0.1	0.5	0.2
Interest income, net	3.2	3.6	3.3
Other income (expense), net	3.1	1.0	(0.7)

Loss from operations before income taxes, equity interest in loss of unconsolidated joint venture and minority interest in income of consolidated joint venture	(4.1)	(14.6)	(28.4)
Income tax (provision) benefit	(0.8)	1.9	(0.5)
Equity interest in income (loss) of unconsolidated joint venture	—	1.4	(1.1)
Minority interest in income of consolidated joint venture	(2.1)	(1.4)	—

Net loss	(7.0)%	(12.7)%	(30.0)%

Comparison of fiscal 2007 and 2006
During the year ended June 1, 2007 we continued to experience strong results in our H3C segment offset by declines in our SCN segment’s sales and we continued to reduce operating expenses in our SCN business segment, offset in part by continued investment in the TippingPoint security business.
Sales
The increase in sales from the 2006 fiscal year to the 2007 fiscal year was primarily due to the inclusion of full year H3C sales in the current period, as well as increased sales of TippingPoint security products. The increase was partially offset by decreases in networking revenues in our SCN segment.

The following table shows our sales from products categories in absolute dollars and as a percentage of total sales for fiscal 2007 and fiscal 2006 (in millions):

	Fiscal Year
	2007		2006
Networking	$1,028.1	81.1%	$577.0	72.6%
Security	120.1	9.5	88.0	11.1
Voice	68.0	5.4	56.6	7.1
Services	35.9	2.8	33.4	4.2
Connectivity Products	15.4	1.2	39.8	5.0

Total	$1,267.5		$794.8

Networking revenue includes sales of our Layer 2 and Layer 3 stackable 10/100/1000 managed switching lines, our modular switching lines, routers, wireless switching offerings and our small to medium-sized enterprise market products. Sales of our networking products in fiscal 2007 increased 78 percent from fiscal 2006. The increase in sales was primarily driven by the inclusion of full year results from our H3C segment offset in part by decreases in SCN sales.
Security revenue includes our TippingPoint™ products and services, as well as other security products, such as virtual private network, or VPN, and network access control, or NAC, offerings. Sales of our security products in fiscal 2007 increased 36 percent from fiscal 2006. The increase is primarily attributable to organic growth in sales of security products in fiscal 2007 and the inclusion of H3C’s full year results of security product sales.
Voice revenue includes our VCX™ and NBX® voice-over-internet protocol, or VoIP, product lines, as well as voice gateway offerings. Sales of our VoIP telephony products in fiscal 2007 increased 20 percent from fiscal 2006. The increase was primarily driven by the inclusion of full year results from our H3C segment.
Services revenue includes professional services and maintenance contracts, excluding TippingPoint maintenance which is included in security revenue. Service revenue in fiscal 2007 increased 7 percent from fiscal 2006. The increase in sales was primarily driven by the inclusion of full year results from our H3C segment.
Connectivity Products revenue includes our legacy network interface card, personal computer card, and mini-peripheral component interconnect offerings. At the end of fiscal 2007 sales of these products are close to zero with continued revenue only expected to be from royalty arrangements.
Sales by geographic region are as follows (in millions):

	Fiscal Year
	2007		2006
North America	$233.7	18.4%	$248.5	31.3%
Latin and South America	70.4	5.6	72.2	9.1
Europe, Middle East, and Africa	272.8	21.5	298.5	37.5
Asia Pacific	103.5	8.2	91.4	11.5
China	587.1	46.3	84.2	10.6

Total	$1,267.5		$794.8

Sales information by geography to the extent available is reported based on the customer’s designated delivery point, except in the case of H3C’s OEM sales which are based on the hub locations of H3C’s OEM partners. China sales increased 597 percent primarily due to the inclusion of H3C results for the full year in fiscal 2007.

Gross Profit Margin
Gross profit margin improved 4.3 percent to 45.6 percent in the twelve months ended June 1, 2007 from 41.3 percent in the same period in the previous fiscal year. Significant components of the improvement in gross profit margins were as follows:

Twelve Months
Ended
June 1, 2007
1) Consolidation of H3C	6.5%
2) SCN cost improvements	2.3%
3) SCN product mix and selling price reductions	(3.3%)
4) SCN volume impact	(1.2%)

Total	4.3%

1)	The increase is due to the consolidation of H3C results in the current period. The H3C segment generally has higher gross margins.

2)	The increase in the SCN margin was primarily the result of lower product material and delivery costs.

3)	The decrease in the SCN margin was the result of lower average selling prices and an unfavorable shift in product mix.

4)	The decrease in the SCN margin was the result of lower revenue on the portion of our costs that are fixed in nature.
Operating Expenses
Operating expenses in fiscal 2007 were $711.0 million, compared to $485.2 million in fiscal 2006, a net increase of $225.8 million. Included in the increase in operating expenses were H3C operating expenses of $354.0 million for the full year ended May 31, 2007 as compared to $36.6 million for the two months consolidated in 2006. In addition, the incurrence of the change-in-control portion of H3C’s EARP bonus program contributed compensation expenses of $51.5 million in the year ended May 31, 2007, which were not incurred in the previous fiscal year. This increase was partially offset by significant cost reduction in our SCN segment as compared to the previous year. The full year inclusion of H3C was the primary contributor to increases in sales and marketing expenses of $45.0 million, research and development expenses of $113.8 million, general and administrative expenses of $21.3 million, and amortization of intangibles of $21.6 million. Purchase accounting charges related to the acquisition of the remaining 49 percent interest of H3C was the main contributor to the increase in in-process research and development of $35.1 million. These increases were partially offset by the decrease of restructuring charges of $10.9 million.
As a percent of sales, total operating expenses in fiscal 2007 were 56.1 percent, compared to 61.0 percent in fiscal 2006. In aggregate, sales and marketing, research and development, and general and administrative expenses were 49.6 percent of sales in fiscal 2007, compared to 56.5 percent in fiscal 2006, and increased $180.0 million in fiscal 2007 compared to fiscal 2006. We believe that to a significant degree, these expenses are controllable and discretionary over time, but they are not directly variable with sales levels within a particular period. The most significant component of the increase of $180.0 was the inclusion of $292 million of H3C expenses for the entire fiscal year ended May 31, 2007 partially offset by significant cost reductions in our SCN segment.
A more detailed discussion of the factors affecting each major component of total operating expenses is provided below.
Sales and Marketing. Sales and marketing expenses in fiscal 2007 increased $45.0 million compared to fiscal 2006. This increase was due primarily to the inclusion of H3C expenses for the entire fiscal year ended May 31, 2007. In addition, the incurrence of the change-in-control portion of H3C’s EARP bonus program contributed compensation expenses of $17.7 million in our H3C segment in the year ended May 31, 2007. The expenses were not incurred in the previous fiscal year and were partially offset by a reduction in the SCN sales and marketing expenses. The reduction of the SCN sales and marketing expenses were primarily related to the reduction of programmatic marketing expenses, and a reduction in employee related expenses due to our restructuring efforts.

Research and Development. Research and development expenses in fiscal 2007 increased $113.8 million compared to fiscal 2006. This increase was due primarily to the inclusion of H3C expenses for the entire fiscal year ended May 31, 2007. In addition, the incurrence of the change-in-control portion of H3C’s EARP bonus program contributed compensation expenses of $27.2 million in our H3C segment in the year ended May 31, 2007. These expenses were not incurred in the previous fiscal year and were partially offset by the reduction in SCN research and development expenses. The decrease in the SCN research and development costs was related to reduced non-recurring engineering projects and employee related expenses in the non-TippingPoint related portion of our SCN segment which was slightly offset by increased investment in TippingPoint research and development.
General and Administrative. General and administrative expenses in fiscal 2007 increased $21.3 million from fiscal 2006. This increase is primarily due to the inclusion of H3C expenses for the entire fiscal year ended May 31, 2007. In addition, the incurrence of the change-in-control portion of H3C’s EARP bonus program contributed compensation expenses of $6.6 million in our H3C segment in the year ended May 31, 2007. These expenses were not incurred in the previous fiscal year and were partially offset by a reduction in the SCN general and administrative expenses. The reduction of the SCN general and administrative expenses were primarily related to the reduced workforce-related expenses due to our restructuring initiatives and reduced IT and facilities-related expenses.
Amortization and Write-Down of Intangibles. Amortization and write-down of intangibles were $42.5 million in fiscal 2007 and $20.9 million in fiscal 2006, an increase of $21.6 million. Amortization and write-down of intangibles increased due primarily to the inclusion of H3C expenses for the entire fiscal year ended May 31, 2007. The amortization expense related to the March 29, 2007 purchase of 49 percent of H3C in 2007 is through March 31, 2007 as we record H3C results on a two month lag.
In-process research and development. $34.1 million of the total purchase price of 49 percent of the remaining minority interest in H3C has been preliminarily allocated to in-process research and development and was expensed in the fourth quarter of fiscal 2007. Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and which have no alternative future use. At the time of acquisition, H3C had multiple in-process research and development efforts under way for certain current and future product lines.
Restructuring Charges. Restructuring charges were $3.5 million in fiscal 2007 and $14.4 million in fiscal 2006. Restructuring charges in fiscal 2007 were composed primarily of charges for actions taken in fiscal 2007, including employee severance and outplacement costs of $12.1 million, and facilities-related credits of $7.5 million. Restructuring charges for fiscal 2007 were the result of reductions in workforce and continued efforts to consolidate and dispose of excess facilities.
Further actions may be taken if our business activity declines or additional cost reduction efforts are necessary.
Gain on Investments, Net
During fiscal 2007, net gains on investments were $1.1 million, primarily reflecting gains from sales of certain equity securities. During fiscal 2006, net gains on investments were $4.3 million, primarily reflecting gains from sales of certain equity securities.
Interest Income and Other Income (Expense), Net
Interest and other income, net, was $79.2 million in fiscal 2007, an increase of $41.9 million compared to $37.3 million in fiscal 2006. Contributing to the increase was $30.6 million of other income from H3C for an operating subsidy program by the Chinese VAT authorities in the form of a partial refund of VAT taxes collected by H3C from purchasers of software products. An increase in interest income accounted for $12.0 million of the increase, primarily attributable to higher interest rates applicable to short-term investments and the inclusion of a full year of results of H3C. Interest income and interest expense related to H3C are included through the period ended March 31, 2007. Thus, there is only three days of interest expense recorded related to the debt incurred on March 28, 2007. In fiscal 2006 our results reflected a quarterly VAT payment that was received during the two month period of H3C’s results that are in our consolidated financials. Future subsidy payments, which are funded by VAT receipts, are subject to the discretion of Chinese VAT authorities.

Income Tax (Provision) Benefit
Our income tax provision was $10.2 million in fiscal 2007, compared to an income tax benefit of $14.8 million in fiscal 2006. The income tax provision for fiscal 2007 was the result of providing for taxes in certain state and foreign jurisdictions. The tax benefit for fiscal 2006 was the result of a $23.0 million benefit resulting from a tax settlement with foreign tax authorities in the second quarter of fiscal 2006, for which reserves had been provided in prior years and which have now been reversed into income upon reaching settlement. Partially offsetting the income tax benefit for fiscal 2006 was the provision of additional taxes in certain state and foreign jurisdictions.
Minority Interest of Huawei in the Income of Consolidated Huawei-3Com Joint Venture
In fiscal 2007, we recorded a charge of $26.2 million related to the acquisition of the 49 percent interest in H3C held by Huawei prior to our purchase. In fiscal 2006, we recorded a charge of $11.1 million representing Huawei’s 49 percent interest in the net income reported by the former H3C joint venture for the two month period included in our fiscal 2006.
Comparison of fiscal 2006 and 2005
Sales
The increase in sales from the 2005 fiscal year to the 2006 fiscal year was primarily due to the inclusion of two months of H3C sales in the fiscal 2006, as well as increased sales of TippingPoint security products and the inclusion of TippingPoint’s results for the full year. The increase was partially offset by decreases in networking revenues in our SCN segment.
The following table shows our sales from products categories in absolute dollars and as a percentage of total sales for fiscal 2006 and fiscal 2005 (in millions):

	Fiscal Year
	2006		2005
Networking	$577.0	72.6%	$494.5	75.9%
Security	88.0	11.1	25.8	4.0
Voice	56.6	7.1	44.9	6.9
Services	33.4	4.2	32.0	4.9
Connectivity Products	39.8	5.0	54.0	8.3

Total	$794.8		$651.2

Sales of networking products in fiscal 2006 increased 17 percent from fiscal 2005. Networking revenue includes sales of the H3C sourced enterprise products, our Layer 2 and Layer 3 stackable 10/100/1000 managed switching lines, wireless and OfficeConnect hardware, baseline branded small to medium-sized enterprise market products, and H3C’s router and switching products. The increase in sales was primarily driven by the inclusion of two months results from the H3C joint venture. We also saw growth from the introduction of the 5500 line of Layer 3 switches sourced from H3C as well as growth in our modular core and router products. This growth was partially offset by a decline in demand for Layer 2 switches and a reduction in average selling prices resulting from significant price competition, particularly for our 10/100 Mbps switching products as the industry migrates to gigabit switching solutions, and by a shift in mix towards lower-priced products.
Sales of security products in fiscal 2006 increased 241 percent from fiscal 2005. Security revenue includes our TippingPoint products and services, as well as other security products, such as our embedded firewall product. The increase is primarily attributable to the inclusion of TippingPoint’s sales for the full period and, to a lesser extent, organic growth in sales of security products in fiscal 2006 and the inclusion of H3C’s security product sales. Sales of our embedded firewall products increased in the year ended May 31, 2006.
VoIP Telephony revenue includes our VCX and NBX VoIP product lines. Sales of our VoIP telephony products in fiscal 2006 increased 26 percent from fiscal 2005. The increase in such sales was due largely to growth in the demand for our NBX products as well as a shift in focus to larger enterprise contracts. Incremental sales of VCX products and to a lesser extent, the inclusion of H3C’s voice products also contributed to the increase in VoIP telephony sales in fiscal 2006.

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

Sales information by geography to the extent available is reported based on the customer’s designated delivery point, except in the case of H3C’s OEM sales which are based on the hub locations of H3C’s OEM partners. Asia Pacific sales increased 107 percent primarily due to the inclusion of H3C results for two months in fiscal 2006.
Gross Profit Margin
Gross profit margin as a percentage of sales improved 5.3 percentage points from 36.0 percent of sales in fiscal 2005 to 41.3 percent of sales in fiscal 2006. Significant components of the improvement in gross profit margin were as follows:

1) Increased sales of security products and inclusion of TippingPoint higher margin products for full current period	3.6%
2) Consolidation of H3C higher margin products	2.1
3) SCN product mix and selling price reductions	(2.4)
4) Royalty payment reductions	1.1
5) Other	0.9

Total	5.3%

1)	The increase was the result of higher average selling prices and margin for TippingPoint’s security products compared to other SCN products as well as the inclusion of a full year of TippingPoint results in fiscal year 2006.

2)	The increase is due to the inclusion of two months of results of H3C which generally have higher gross margins.

3)	The decrease in the SCN margin was the result of lower average selling prices and an unfavorable shift in product mix. These declines were partially offset by product cost reductions.

4)	Fiscal year 2005 included final disbursements on two significant royalty payments.

5)	Other cost reduction activities included freight consolidation, and a reduction in the Connectivity Products business that consequently caused a decrease in unit shipment per revenue dollar which lowered variable costs.

Operating Expenses
Operating expenses in fiscal 2006 were $485.2 million, compared to $437.8 million in fiscal 2005, a net increase of $47.4 million. Included in the increase in operating expenses were H3C operating expenses of $36.6 million for the two month period ended May 31, 2006 and the inclusion of a full year of TippingPoint operating expenses in fiscal 2006 as compared to five months in 2005. Both of these factors were the primary contributors to increases in sales and marketing expenses of $31.0 million, research and development expenses of $7.3 million, general and administrative expenses of $12.8 million, and amortization of intangibles of $11.9 million. The increase was partially offset by the decrease of in-process research and development of $6.1 million and restructuring charges of $9.5 million.
As a percent of sales, total operating expenses in fiscal 2006 were 61.0 percent, compared to 67.2 percent in fiscal 2005. In aggregate, sales and marketing, research and development, and general and administrative expenses were 56.5 percent of sales in fiscal 2006, compared to 61.1 percent in fiscal 2005, and increased $51.1 million in fiscal 2006 compared to fiscal 2005. We believe that to a significant degree, these expenses are controllable and discretionary over time, but they are not directly variable with sales levels within a particular period. The most significant component of the increase of $51.1 was the inclusion of $30.2 million of H3C expenses for the two months ended May 31, 2006.
A more detailed discussion of the factors affecting each major component of total operating expenses is provided below.
Sales and Marketing. Sales and marketing expenses in fiscal 2006 increased $31.0 million compared to fiscal 2005. This increase was due primarily to the inclusion of H3C expenses for the two months ended May 31, 2006 and TippingPoint’s expenses for the entire 2006 fiscal period. In addition, our investment in our branding campaign and the incurrence of performance related compensation expenses in the year ended May 31, 2006, which were not incurred in the previous fiscal year, contributed to the increase. Employee incentive compensation is aligned to the accomplishment of specific financial objectives and certain of these objectives were met in the current fiscal year, whereas these objectives were not met in the previous fiscal year. Partially offsetting these increases were reduced headcount and related expenses in fiscal 2006, compared to the same period in fiscal 2005.
Research and Development. Research and development expenses in fiscal 2006 increased $7.3 million compared to fiscal 2005. This increase was due primarily to the inclusion of H3C expenses for the two months ended May 31, 2006 and the inclusion of TippingPoint’s expenses in the 2006 fiscal period. In addition, a $4.2 million charge resulting from the impairment of licensed software was incurred for which we had no alternative future use. The increase was offset by reduced workforce expenses as a result of restructuring activities and reduced project spending in the current year.
General and Administrative. General and administrative expenses in fiscal 2006 increased $12.8 million from fiscal 2005. This increase is due to H3C expenses for the two months ended May 31, 2006 and the inclusion of TippingPoint’s expenses in the 2006 fiscal period and $4.6 million related to executive transition costs in the current year. In addition, we incurred performance related compensation expenses in the year ended May 31, 2006, which were not incurred in the previous fiscal year.
Amortization and Write-Down of Intangibles. Amortization and write-down of intangibles were $20.9 million in fiscal 2006 and $9.0 million in fiscal 2005, an increase of $11.9 million. Amortization and write-down of intangibles increased due to $132.6 million of purchased intangibles acquired in the acquisition of 2 percent of the equity of H3C in fiscal 2006 that are being amortized on a straight-line basis over their estimated useful lives of between three and five years. Partially offsetting this increase was a reduction in impairment charges.
In-process research and development. $0.7 million of the total purchase price of 2 percent of the equity of H3C has been preliminarily allocated to in-process research and development and was expensed in the fourth quarter of fiscal 2006. Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and which have no alternative future use. At the time of acquisition, H3C had multiple in-process research and development efforts under way for certain current and future product lines.
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

We announced in June 2006 a multi-faceted SCN restructuring. The plan focuses on reducing components of the SCN operating segment cost structure in order to achieve our goal of future profitability. The plan includes: the closure of approximately 21 facilities around the world; a reduction in workforce of approximately 250 full-time employees, equating to approximately 15 percent of our SCN headcount; and focusing our sales, marketing, and services effort. Further actions may be taken if our business activity declines and additional cost reduction efforts are necessary.
Gain on Investments, Net
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
Interest Income and Other Income (Expense), Net
Interest and other income, net, was $37.3 million in fiscal 2006, an increase of $20.7 million compared to $16.6 million in fiscal 2005. An increase in interest income accounted for $7.7 million of this increase, primarily attributable to higher interest rates applicable to short-term investments and the inclusion of two months of H3C results. Also contributing to the increase was $7.4 million of other income from H3C for an operating subsidy program by the Chinese VAT authorities in the form of a partial refund of VAT taxes collected by H3C from purchasers of software products, and a reduction in interest expense due to the expiration of our revolving credit facility in November 2004 according to its terms. Our results reflect a quarterly payment that was received during the two month period of H3C’s results that are in our consolidated financials.
Income Tax (Provision) Benefit
Our income tax benefit was $14.8 million in fiscal 2006, compared to an income tax provision of $3.5 million in fiscal 2005. The tax benefit for fiscal 2006 was the result of a $23.0 million benefit resulting from a tax settlement with foreign tax authorities in the second quarter of fiscal 2006, for which reserves had been provided in prior years and have now been reversed into income upon reaching settlement. Partially offsetting income tax benefit for fiscal 2006 was the provision of additional taxes in certain state and foreign jurisdictions. Our income tax provision for fiscal 2005 was the result of providing for taxes in certain state and foreign jurisdictions, partially offset by the favorable resolution of an income tax audit in a foreign jurisdiction.
Equity Interest in Income (Loss) of Unconsolidated Joint Venture
As described more fully above, we accounted for our investment in H3C by the equity method prior to the acquisition of majority ownership on January 27, 2006. In fiscal 2006 we recorded income of $11.0 million representing our share of the net income from operations generated by H3C from April 1, 2005 through January 31, 2006. In fiscal 2005 we recorded a charge of $7.0 million representing our share of the net loss from operations incurred by H3C from April 1, 2004 through March 31, 2005.
Minority Interest of Huawei in the (Income) of Consolidated Huawei-3Com Joint Venture
In fiscal 2006, we recorded a charge of $11.1 million representing Huawei 49 percent interest in the net income reported by the H3C joint venture for the two month period included in our fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES
Cash and equivalents and short-term investments as of May 31, 2007 were $559.2 million, a decrease of approximately $305.1 million compared to the balance of $864.3 million as of May 31, 2006. These balances were comprised of the following (in millions):

	2007	2006	2005
Cash and equivalents	$559.2	$501.1	$268.5
Short-term investments	—	363.2	575.6

Cash and equivalents and short term investments	$559.2	$864.3	$844.1

The May 31, 2007 balance included cash and equivalents in our H3C segment of $328.7 million.
The following table shows the major components of our consolidated statements of cash flows for the last three fiscal years:

	Years Ended May 31,
(in millions)	2007	2006	2005
Cash and equivalents, beginning of period	$501.1	$268.5	$476.3
Net cash provided by (used in) operating activities	165.5	(86.2)	(135.6)
Net cash provided by (used in) investing activities	(505.9)	300.8	(12.7)
Net cash provided by (used in) financing activities	387.9	15.7	(59.4)
Other	10.6	2.3	(0.1)

Cash and equivalents, end of period	$559.2	$501.1	$268.5

Net cash provided by operating activities was $165.5 million for fiscal 2007. The increase in cash was largely due to non-cash adjustments to our net loss which included $75.0 million of depreciation and amortization, $35.8 million of IPR&D charges, the minority interest in H3C income of $26.2 million and $20.1 million of stock based compensation, as well as significant reductions in inventories and other liabilities, which were partially offset by our net loss. Based on current business conditions and our current operating and financial plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to satisfy our anticipated cash and debt payment requirements for at least the next 12 months.
Significant commitments that will require the use of cash in future periods include obligations under debt, lease, contract manufacturing and outsourcing agreements, as shown in the following table (in millions):

	Payments Due by Period
		Less than			More than
Contractual Obligations (1)	Total	one year	1-3 years	3-5 years	5 years
Operating leases	$47.2	$27.7	$19.5	$—	$—
Purchase commitments with contract manufacturers (2)	70.3	70.3	—	—	—
Long term debt (3)	430.0	94.0	144.0	192.0	—
Outsourcing agreements (4)	12.0	12.0	—	—	—

Total	$559.5	$204.0	$163.5	$192.0	$—

(1)	Includes SCN segment obligations as of May 31, 2007 and H3C segment obligations as of March 31, 2007. Does not include EARP payment requirements described below.

(2)	We have entered into purchase agreements with our contract manufacturers. Pursuant to these agreements, if our actual orders and purchases fall below forecasted levels, we may be required to purchase finished goods inventory manufactured to meet our requirements. In addition, we may be required to purchase raw material and work in process inventory on-hand that is unique to our products, and we may be required to compensate the contract manufacturers with respect to their non-cancelable purchase orders for such inventory. The amount shown in the table above represents our estimate of inventory held by contract manufacturers that we could be required to purchase within the next 12 months. We do not expect any such required purchases to exceed our requirements for inventory to meet expected sales of our products to our customers.

(3)	Represents required principal and interest payments on our senior secured loan, but does not include “excess cash flow” payments which are dependent on whether H3C generates any excess cash flow, as defined in the A&R Loans.

(4)	Under our customer service, IT outsourcing agreements and research and development agreement we are subject to service level commitments and contractor commitments levels providing for annual minimum payments that vary depending on the levels we choose. The amounts shown in the table above represent the amounts that would be payable, based on current levels, through the expiration of the agreements. However, our IT agreement may be terminated at any time upon 120 days notice and the payment of a termination fee ranging from approximately $1.1 million to $1.5 million, and our research and development agreement may be terminated at any time with a $0.8 million payment. Our customer service agreement with Siemens expires in 2011 but we have communicated that we are terminating the contract for convenience on the third anniversary date, which is in October of 2007. We currently expect to incur approximately $1.7 million of termination fees.
We have no material commitments for capital expenditures as of May 31, 2007 other than ordinary course of business purchases of computer hardware, software and leasehold improvements.
Net cash used in investing activities was $505.9 million for fiscal 2007, including $898.5 million used to purchase the remaining 49 percent interest in H3C and the purchase of the assets of Roving Planet, and $28.3 million of outflows related to the purchase of property and equipment. We made investments totaling $225.0 million in fiscal 2007 and $421.3 million in fiscal 2006, in municipal and corporate bonds, government agency instruments and equity securities. Proceeds from maturities and sales of municipal and corporate bonds, government agency instruments and equity securities were $609.3 million in fiscal 2007 and $629.0 million in fiscal 2006. We also had $36.6 million of proceeds from the sale of the Santa Clara facility and insurance proceeds for the previously disclosed damage to our Hemel Hemstead facility. In September 2006 we sold all of our remaining venture portfolio and generated cash of approximately $1.3 million with a loss on sale of investments of $0.7 million. In August 2006, we sold certain limited partnership interests and generated cash of approximately $17.0 million with a gain on sale of investment of $2.4 million and eliminated our future capital call requirements.
Net cash provided by financing activities was $387.9 million for fiscal 2007, which includes $415.8 million of proceeds from the A&R Loans partially offset by $80.0 million of H3C return of capital to 3Com and Huawei, its two shareholders at the time. Accordingly, our consolidated cash balance was reduced by $40.8 million for Huawei’s share of the distribution. During fiscal 2007, we also repurchased shares of restricted stock valued at $13.5 million upon vesting of awards from employees consisting of shares to satisfy the tax withholding obligations that arise in connection with such vesting. This was offset by proceeds of $23.6 million from issuances of our common stock upon exercise of stock options. During fiscal 2005, we entered a new agreement facilitating the issuance of standby letters of credit and bank guarantees required in the normal course of business. As of May 31, 2007, such bank-issued standby letters of credit and guarantees totaled $5.9 million, including $5.0 million relating to potential foreign tax, custom, and duty assessments.
During fiscal 2007, we issued approximately 7.2 million shares of our common stock in connection with our employee stock purchase and option plans with total proceeds from such issuances of $14.9 million. As of May 31, 2007, our outstanding stock options as a percentage of outstanding shares were 13 percent.
On March 22, 2007, H3C Holdings Limited (the “Borrower”), an indirect wholly-owned subsidiary of 3Com Corporation, entered into a Credit and Guaranty Agreement with various lenders (the “Credit Agreement”). On March 28, 2007, the Borrower borrowed $430 million under the Credit Agreement in the form of a senior secured term loan to finance a portion of the purchase price for 3Com’s acquisition of 49 percent of H3C.
On May 25, 2007, the parties amended and restated the Credit Agreement in order to, among other things, convert the facility into two tranches with different principal amortization schedules and different interest rates, as further described below (the “A&R Loans”). The parties closed the A&R Loans on May 31, 2007. The A&R Loans are subject to the terms and conditions of an Amended and Restated Credit and Guaranty Agreement dated as of May 25, 2007 and effective as of May 31, 2007 (the “A&R Credit Agreement”).
As amended, borrowings under the Credit Agreement consist of two tranches with different principal amortization schedules and different interest rates. We are required to maintain a rating from Moody’s and S&P during the term of the A&R Loans.

Interest on borrowings is payable semi-annually on March 28 and September 28, commencing on September 28, 2007. All amounts outstanding under the Tranche A Term Facility will bear interest, at the Borrower’s option, at the (i) LIBOR, or (ii) Base Rate (i.e., prime rate), in each case plus the applicable margin percentage set forth in the table below, which is based on a “leverage ratio” of consolidated indebtedness of the Borrower and its subsidiaries to EBITDA (as defined in the A&R Credit Agreement, and calculated to exclude certain one-time nonrecurring charges) for the relevant twelve-month period:

Leverage Ratio	LIBOR +	Base Rate +
>3.0:10	2.25%	1.25%
< 3.0:1.0 but > 2.0:1.0	2.00%	1.00%
< 2.0:1.0 but > 1.0:1.0	1.75%	0.75%
< 1.0:1.0	1.50%	0.50%
All amounts outstanding under the Tranche B Term Facility will bear interest, at the Borrower’s option, at the (i) LIBOR plus 3.00 percent or (ii) Base Rate (i.e., prime rate) plus 2.00 percent. We have elected to use LIBOR as the reference rate for borrowings to date, and expect to do so for the foreseeable future. In addition, the applicable margin for the Tranche A Term Facility is 2.00 percent at May 31, 2007.
A default rate shall apply on all obligations in the event of default under the A&R Loans at a rate per annum of 2 percent above the applicable interest rate.
The Borrower’s principal asset is 100 percent of the shares of H3C. Covenants and other restrictions under the A&R Credit Agreement generally apply to the Borrower and its subsidiaries, which we refer to as the “H3C Group.” 3Com’s SCN segment is not generally subject to the terms of the A&R Credit Agreement, other than through parental guarantees. Required payments under the loan are generally expected to be serviced by cash flows from the H3C Group and the loan is secured by assets at the H3C level, as well as the parental guarantees (which are expected to be released after H3C effects a successful capital reduction).
The A&R Loans may be prepaid in whole or in part without premium or penalty. The Borrower will be required to make mandatory prepayments using net proceeds from H3C Group (i) asset sales, (ii) insurance proceeds and (iii) equity offerings or debt incurrence. In addition, the Borrower will be required to make annual prepayments in an amount equal to 75 percent of “excess cash flow” of the H3C Group. This percentage will decrease to the extent that the Borrower’s leverage ratio is lower than specified amounts. Any excess cash flow amounts not required to prepay the loan may be distributed to and used by the Company’s SCN segment, provided certain conditions are met.
H3C and all other existing and future subsidiaries of the Borrower (other than PRC subsidiaries or small “excluded subsidiaries”) will guarantee all obligations under the A&R Loans and are referred to as “Guarantors.” Additionally, 3Com Corporation, 3Com Holdings Limited and 3Com Technologies, will also guarantee all obligations under the A&R Loans until H3C effects a successful capital reduction; these entities are not considered “Guarantors.” The loan obligations will be secured by (1) first priority security interests in all assets of the Borrower and the Guarantors, including their bank accounts, and (2) a first priority security interest in 100 percent of the capital stock of the Borrower and H3C and the PRC subsidiaries of H3C.
The Borrower must maintain a minimum debt service coverage, minimum interest coverage, maximum capital expenditures and a maximum total leverage ratio. Negative covenants restrict, among other things, (i) the incurrence of indebtedness by the Borrower and its subsidiaries, (ii) the making of dividends and distributions to 3Com’s SCN segment, (iii) the ability to make investments including in new subsidiaries, (iv) the ability to undertake mergers and acquisitions and (v) sales of assets. Also, cash dividends from the PRC subsidiaries to H3C, and H3C to the Borrower, will be subject to restricted use pending payment of principal, interest and excess cash flow prepayments. Standard events of default apply.

Payments of principal on the A&R Loans are due as follows on September 28, for fiscal years ending May 31 (in thousands):

	Tranche A	Tranche B

2008	$92,000	$2,000
2009	46,000	2,000
2010	46,000	2,000
2011	46,000	2,000
2012	—	20,000
2013	—	172,000
The closing of the remaining 49 percent acquisition of H3C triggered a bonus program for substantially all of H3C’s approximately 4,800 employees. This program, which was implemented by Huawei and 3Com in a prior period, is called the Equity Appreciation Rights Plan, or EARP, and funds a bonus pool based upon a percentage of the appreciation in H3C’s value from the initiation of the program to the time of the closing of the Acquisition. A portion of the program is also based on cumulative earnings of H3C. The total value of the EARP is expected to be approximately $180 million. Approximately $94 million related to cumulative earnings and change-in-control was accrued by March 31, 2007, and about $86 million is expected to vest in future periods. The first cash pay-out under the program is currently expected to occur within 3Com’s first fiscal quarter of 2007, and we expect this payment to be approximately $94 million. We expect the unvested portion will be accrued in our H3C operating segment over the next 4 fiscal years serving as a continued retention and incentive program for H3C employees. The only stipulation for payout is that the participants remain employed with the Company on the date of the payout which is required to be made within a specified period after the anniversary date of our 49 percent H3C acquisition on March 29, 2007.
Cash payment requirements under the Equity Appreciation Rights Plan for fiscal years ending May 31 are approximately as follows (in thousands):

2008	$94,000
2009	39,000
2010	30,000
2011	17,000
It is expected that we will have significant cash outflows in fiscal 2008 of $108 million of loan payments for principal and interest and approximately $94 million for EARP commitments.
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
Interest Rate Sensitivity. Interest to be paid by us on our senior secured loan is at an interest rate based, at our option, on either the LIBOR or the prime rate, plus an applicable margin. We expect the base interest rate generally to be based on the published LIBOR rate, which is subject to change on a periodic basis. Recently, interest rates have trended upwards in major global financial markets. If these interest rate trends continue, this will result in increased interest rate expense as a result of higher LIBOR rates. Continued increases in interest rates could have a material adverse effect on our financial position, results of operations and cash flows, particularly if such increases are substantial. In addition, interest rate trends could affect global economic conditions.

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
Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure. A hypothetical ten percent appreciation of the U.S. Dollar from May 31, 2007 market rates would increase the unrealized value of our forward contracts by $2.0 million. Conversely, a hypothetical ten percent depreciation of the U.S. Dollar from May 31, 2007 market rates would decrease the unrealized value of our forward contracts by $2.0 million. The gains or losses on the forward contracts are largely offset by the gains or losses on the underlying transactions and consequently we believe that a sudden or significant change in foreign exchange rates would not have a material impact on future net income or cash flows.
Equity Security Price Risk. We hold publicly traded equity securities that are subject to market price volatility. Equity security price fluctuations of plus or minus 50 percent would not have had a material impact on our financial statements as of May 31, 2007.

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
We have audited the accompanying consolidated balance sheets of 3Com Corporation and subsidiaries (3Com or the “Company”) as of June 1, 2007 and June 2, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 1, 2007. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of 3Com’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of 3Com at June 1, 2007 and June 2, 2006, and the results of its operations and its cash flows for each of the three years in the period ended June 1, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), Share-Based Payment, effective June 3, 2006.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 1, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 31, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
July 31, 2007

3COM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended May 31,
	2007	2006	2005
Sales	$1,267,481	$794,807	$651,244
Cost of sales	689,027	466,743	416,916

Gross profit	578,454	328,064	234,328

Operating expenses:
Sales and marketing	319,696	274,745	243,700
Research and development	215,632	101,870	94,584
General and administrative	93,875	72,596	59,833
Amortization and write-down of intangible assets	42,525	20,903	8,989
In-process research and development	35,753	650	6,775
Restructuring charges	3,494	14,403	23,922

Total operating expenses	710,975	485,167	437,803

Operating loss	(132,521)	(157,103)	(203,475)
Gain on investments, net	1,143	4,333	1,580
Interest income, net	40,863	29,085	21,406
Other income (expense), net	38,291	8,235	(4,785)

Loss from operations before income taxes, equity interest in income (loss) of unconsolidated joint venture, and minority interest in income of consolidated joint venture	(52,224)	(115,450)	(185,274)
Income tax (provision) benefit	(10,173)	14,833	(3,490)
Equity interest in income (loss) of unconsolidated joint venture	—	11,016	(6,922)
Minority interest in income of consolidated joint venture	(26,192)	(11,074)	—

Net loss	$(88,589)	$(100,675)	$(195,686)

Basic and diluted net loss per share:
Net loss	$(0.22)	$(0.26)	$(0.51)

Shares used in computing per share amounts:
Basic and diluted	393,894	386,801	382,309

The accompanying notes are an integral part of these consolidated financial statements.

3COM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	May 31,
	2007	2006
ASSETS
Current assets:
Cash and equivalents	$559,217	$501,097
Short-term investments	—	363,250
Notes receivable	77,368	63,224
Accounts receivable, less allowance for doubtful accounts of $15,292 and $16,422, respectively	102,952	115,120
Inventories	107,988	148,819
Other current assets	50,157	57,835

Total current assets	897,682	1,249,345
Property and equipment, less accumulated depreciation and amortization of $234,554 and $232,944, respectively	76,460	89,109
Goodwill	766,444	354,259
Intangible assets, net	371,289	111,845
Deposits and other assets	39,217	56,803

Total assets	$2,151,092	$1,861,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$110,430	$153,245
Current portion of long-term debt	94,000	—
Accrued liabilities and other	435,638	318,036

Total current liabilities	640,068	471,281
Deferred taxes and long-term obligations	23,725	13,788
Long-term debt	336,000	—
Minority interest	—	173,930
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value, 990,000 shares authorized; shares issued: 399,064 and 393,442 respectively	2,323,356	2,300,396
Unamortized stock-based compensation	—	(7,565)
Retained deficit	(1,176,406)	(1,087,512)
Accumulated other comprehensive income (loss)	4,349	(2,957)

Total stockholders’ equity	1,151,299	1,202,362

Total liabilities and stockholders’ equity	$2,151,092	$1,861,361

The accompanying notes are an integral part of these consolidated financial statements.

3COM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

							Accumulated
					Unamortized		Other
	Common Stock		Treasury Stock		Stock-based	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Compensation	Deficit	Income (Loss)	Total
Balances, May 31, 2004	392,738	$2,262,223	—	$—	$(2,577)	$(755,244)	$(5,288)	$1,499,114
Components of comprehensive loss:
Net loss						(195,686)		(195,686)
Unrealized loss on available-for-sale securities, net of tax							(213)	(213)
Net unrealized loss on derivative instruments, net of tax							(81)	(81)
Accumulated translation adjustments							99	99

Total comprehensive loss								(195,881)
Repurchase of common stock	(36)	(181)	(14,983)	(73,364)				(73,545)
Common stock issued under stock plans, net of cancellations	675	3,698	6,848	33,543	(4,760)	(17,022)		15,459
Stock-based compensation expense		395			2,446			2,841
Stock issued in connection with acquisition		36,055			(9,120)			26,935

Balances, May 31, 2005	393,377	2,302,190	(8,135)	(39,821)	(14,011)	(967,952)	(5,483)	1,274,923
Components of comprehensive loss:
Net loss						(100,675)		(100,675)
Unrealized gain on available-for-sale securities, net of tax							300	300
Accumulated translation adjustments							2,226	2,226

Total comprehensive loss								(98,149)
Repurchase of common stock	(588)	(2,848)	(864)	(4,228)				(7,076)
Common stock issued under stock plans, net of cancellations	653	2,230	8,999	44,049	(4,593)	(18,885)		22,801
Stock-based compensation expense		199			9,664			9,863
Reduction of shares reserved for issuance of options in connection with acquisition		(1,375)			1,375			—

Balances, May 31, 2006	393,442	2,300,396	—	—	(7,565)	(1,087,512)	(2,957)	1,202,362
Elimination of unamortized stock-based compensation		(7,565)			7,565			—
Components of comprehensive loss:
Net loss						(88,589)		(88,589)
Unrealized gain on available-for-sale securities, net of tax							2,310	2,310
Accumulated translation adjustments							4,996	4,996

Total comprehensive loss								(81,283)
Repurchase of common stock	(2,359)	(9,041)	(870)	(4,259)		(163)		(13,463)
Common stock issued under stock plans, net of cancellations	7,981	19,471	870	4,259		(142)		23,588
Stock-based compensation expense		20,095						20,095

Balances, May 31, 2007	399,064	$2,323,356	—	$—	$—	$(1,176,406)	$4,349	$1,151,299

The accompanying notes are an integral part of these consolidated financial statements.

3COM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended May 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(88,589)	$(100,675)	$(195,686)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	74,990	44,685	51,852
Write-down of intangibles	—	—	1,404
Gain on property and equipment disposals	(14,714)	(646)	(4,741)
Minority interest	26,192	11,074	—
Stock-based compensation expense	20,095	9,863	2,841
Gain on investments, net	(1,417)	(235)	(1,580)
Deferred income taxes	(10,487)	121	3,044
In-process research and development	35,753	650	6,775
Equity interest in (income) loss of unconsolidated joint venture	—	(11,016)	6,922
Changes in assets and liabilities:
Accounts receivable	(24,677)	5,913	4,708
Inventories	50,589	(23,047)	(9,629)
Other assets	32,368	1,891	748
Accounts payable	(34,760)	3,430	19,224
Other liabilities	100,195	(28,172)	(21,476)

Net cash provided by (used in) operating activities	165,538	(86,164)	(135,594)

Cash flows from investing activities:
Purchases of investments	(225,005)	(421,279)	(618,320)
Proceeds from maturities and sales of investments	609,342	629,036	931,122
Purchases of property and equipment	(28,331)	(17,404)	(21,121)
Businesses acquired in purchase transactions, net of cash acquired	(898,529)	110,407	(355,686)
Proceeds from sale of property and equipment	36,580	—	51,300

Net cash (used in) provided by investing activities	(505,943)	300,760	(12,705)

Cash flows from financing activities:
Issuances of common stock	23,588	22,801	15,459
Repurchases of common stock	(13,463)	(7,076)	(73,545)
Proceeds from long term debt	415,811	—	—
Repayments of borrowings	—	—	(1,308)
Dividend paid to minority interest shareholder	(40,785)	—	—
Other, net	2,787	—	—

Net cash provided by (used in) financing activities	387,938	15,725	(59,394)

Effect of exchange rate changes on cash and equivalents	10,587	2,241	(46)

Net change in cash and equivalents during period	58,120	232,562	(207,739)
Cash and equivalents, beginning of period	501,097	268,535	476,274

Cash and equivalents, end of period	$559,217	$501,097	$268,535

Other cash flow information
Interest paid	$5,596	$212	$528
Income tax (payments) refunds received, net	(18,970)	(2,230)	10,402
Inventory transferred to property and equipment	8,814	16,995	7,996
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
Note 2: Significant Accounting Policies
Fiscal year
Our fiscal year ends on the Friday closest to May 31. Fiscal 2007 consisted of 52 weeks and ended on June 1, 2007. Fiscal 2006 consisted of the 52 weeks ended on June 2, 2006 and Fiscal 2005 consisted of the 53 weeks ended on June 3, 2005. For convenience, the consolidated financial statements have been shown as ending on the last day of the calendar month.
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
Basis of presentation
The consolidated financial statements include the accounts of 3Com and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. As discussed in Notes 3 and 5, we accounted for our investment in the H3C joint venture by the equity method until fiscal 2006, when we exercised our right to purchase an additional 2 percent equity to give us a 51 percent majority ownership in H3C and we entered into an agreement with Huawei, the other shareholder, for an aggregate purchase price of $28.0 million. We were granted regulatory approval by the Chinese government and subsequently completed this transaction on January 27, 2006 (date of acquisition). Since that time, we have owned a majority interest in the joint venture and have determined that the criteria of Emerging Issues Task Force No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” have been met. Accordingly, we consolidate H3C’s financial statements beginning February 1, 2006, a date used under the principle of convenience close. H3C follows a calendar year basis of reporting and therefore, H3C is consolidated on a two-month lag.
Segment reporting
As of May 31, 2007, we were organized in two reportable segments: Secured Converged Networking (“SCN”) and H3C. The SCN reportable segment was comprised of all business activities outside of our wholly-owned subsidiary, H3C, in China. The H3C segment was comprised of operations of our wholly-owned subsidiary in China. Prior to 2006 we had one reportable segment.
Cash equivalents
Cash equivalents consist of highly liquid investments in debt securities with maturities of three months or less when purchased.

Short-term investments
Short-term investments primarily consist of investments in debt securities acquired with maturities exceeding three months but less than one year. Our intent is to hold our investments in debt securities to maturity. However, consistent with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” all investments in debt securities and all investments in equity securities that have readily determinable fair values have been classified as available-for-sale, since the sale of such investments may be required prior to maturity to implement management strategies. Our short-term investments are reported at fair value, with unrealized gains or losses excluded from earnings and included in other comprehensive income (loss). Short-term investments are evaluated quarterly for other than temporary declines in fair value, which are reported in earnings as identified. The cost of investments sold is based on the specific identification method.
Allowance for doubtful accounts
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
Notes receivable
Notes receivable represent bills receivable from fourteen Chinese banks to our H3C wholly-owned subsidiary that have maturities of less than six months. These notes originate from customers who settle their commitments to H3C by providing us these bills issued by the Chinese banks. The Chinese banks are responsible to pay H3C. The notes are also referred to as “bankers’ acceptances”.
Non-marketable equity securities and other investments
Non-marketable equity securities and other investments consist primarily of direct investments in private companies and investments in limited partnership venture capital funds. Non-marketable equity securities and other investments are accounted for at historical cost or, if we had significant influence over the investee, by the equity method. Cost basis investments are evaluated quarterly for other than temporary declines in fair value, which are reported in earnings as identified. Investments accounted for by the equity method include investments in limited partnership venture capital funds. The net income or loss of limited partnership venture capital funds, and the fair values of the funds, are obtained from the funds’ most recently issued financial statements. We record our proportionate share of the net income or loss of the funds, and adjustments reflecting changes in the fair values of the funds, in gain on investments, net. Net investment gains and losses recorded as a result of sales of our investments in the limited partnership venture capital funds are based on the difference between the net sales proceeds and the carrying value of the investment at the time of sale. Generally, in connection with such sales and with the approval of the applicable fund’s general partners, we are released from all obligations with respect to future capital calls associated with the investment sold except as otherwise required by applicable law.
Concentration of credit risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and equivalents, short-term investments, notes receivable and accounts receivable. For our cash and equivalents and notes receivable in China we maintain a minimum BB+ rating and for the period ended March 31, 2007 the average rating was A+.
Inventories
Inventories are stated at the lower of standard cost or market, which approximates actual cost. Cost is determined using the first-in, first-out method.
Property and equipment
Property and equipment is stated at cost, net of accumulated depreciation and amortization. Equipment under capital leases is stated at the lower of fair market value or the present value of the minimum lease payments at the inception of the lease. We capitalize eligible costs related to the application development phase of software developed internally or obtained for internal use. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets, which range from two to five years; the amounts charged to amortization expense were $0.4 million in fiscal 2007, $0.7 million in fiscal 2006, and $1.0 million in fiscal 2005.

Long-lived assets
Long-lived assets and certain identifiable intangible assets to be held and used are subject to periodic amortization and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.
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
Goodwill and purchased intangible assets
SFAS No. 142, “Goodwill and Other Intangible Assets”, requires goodwill to be tested for impairment on an annual basis and between annual tests when events or circumstances indicate a potential impairment. We test our goodwill for impairment annually during our third fiscal quarter. There was no impairment of goodwill in fiscal 2007, 2006, or 2005. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally
27 years.
Revenue recognition
We recognize the majority of product revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and Staff Accounting Bulletin No. 104, “Revenue Recognition.” Specifically, product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and risk of loss has passed to the customer, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where the customer specifies final acceptance of the product or service, revenue and related costs are deferred until all acceptance criteria have been met. For sales of products that contain software that is marketed separately, we apply the provisions of AICPA Statement of Position 97-2 “Software Revenue Recognition,” as amended.
A significant portion of our sales are made to distributors and resellers through a two-tier distribution channel. Revenue related to such sales is reduced for allowances for product returns, price protection, rebates and other offerings established in our sales agreements. We allow for product return rights that are generally limited to a percentage of sales over a one to three month period.
Sales of services, including professional services, system integration, project management, and training, are recognized upon completion of performance. Other service revenue, such as that related to maintenance and support contracts, is recognized ratably over the contract term, provided that all other revenue recognition criteria have been met. Royalty revenue is generally recognized when we receive payment.
For arrangements that involve multiple elements, such as sales of products that include maintenance or installation services, revenue is allocated to each respective element based on its relative fair value and recognized when the revenue recognition criteria for each element have been met. We use the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and objective and reliable evidence of the fair value of all the undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue for the delivered elements, provided that all other revenue recognition criteria have been met. If objective and reliable evidence of fair value of one or more undelivered elements does not exist, revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

Product warranty
We provide limited warranty on most of our products for periods ranging from 90 days to the lifetime of the product, depending upon the product. The warranty generally includes parts, labor and service center support. We estimate the costs that may be incurred under our warranty obligations and record a liability in the amount of such costs at the time sales are recognized. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.
Advertising
Costs associated with cooperative advertising programs are estimated and recorded as a reduction of revenue at the time the related sales are recognized. All other advertising costs are expensed as incurred in sales and marketing.
Restructuring charges
In recent fiscal years, we have undertaken several initiatives involving significant changes in our business strategy and cost structure. In connection with these initiatives, we have recorded significant restructuring charges, as more fully described in Note 4. Generally, costs associated with an exit or disposal activity are recognized when the liability is incurred. Costs related to employee separation arrangements requiring future service beyond a specified minimum retention period are recognized over the service period.
Foreign currency remeasurement and translation
Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The majority of our SCN sales transactions are denominated in U.S. dollars. The majority of our H3C sales are denominated in Renminbi. For foreign operations with the local currency as the functional currency, local currency denominated assets and liabilities are translated at the year-end exchange rates, and sales, costs and expenses are translated at the average exchange rates during the year. Gains or losses resulting from foreign currency translation are included as a component of accumulated other comprehensive loss in the consolidated balance sheets. For foreign operations with the U.S. dollar as the functional currency, foreign currency denominated assets and liabilities are remeasured at the year-end exchange rates except for property and equipment which are remeasured at historical exchange rates. Foreign currency denominated sales, costs and expenses are recorded at the average exchange rates during the year. Gains or losses resulting from foreign currency remeasurement are included in other income (expense), net, in the consolidated statements of operations.
Our risk management strategy uses forward contracts to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures with gains and losses resulting from the forward contracts that hedge these exposures. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, these contracts are recorded at fair value, and fair value changes are expensed in the current period in other income (expense), net. In addition, we enter into foreign exchange forward contracts to hedge exposures related to anticipated foreign currency cash flows. Due to the limitations on converting Renmimbi we do not engage in currency hedging activities in China. These contracts, designated as cash flow hedges, also are recorded at fair value. The gain or loss from the effective portion of the hedge is reported in the consolidated statement of operations in the same period or periods and manner as the hedged transaction. The gain or loss from the ineffective portion of the hedge is recognized in other income (expense), net, during the period of change. We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.
Other income (expense), net included net foreign currency losses of $1.2 million in fiscal 2007 and $1.5 million in fiscal 2006 and 2005.

Income taxes:
We are subject to income tax in a number of jurisdictions. A certain degree of estimation is required in recording the assets and liabilities related to income taxes, and it is reasonably possible that such assets may not be recovered and that such liabilities may not be paid or that payments in excess of amounts initially estimated and accrued may be required. We assess the likelihood that our deferred tax assets will be recovered from our future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. We consider historical taxable income, estimates of future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Based on various factors, including our recent losses, retained deficit, operating performance in fiscal 2007, and estimates of future profitability, we have concluded that future taxable income will, more likely than not, be insufficient to recover our U.S. net deferred tax assets as of May 31, 2007. Accordingly, we have established an appropriate valuation allowance to offset such deferred tax assets. In addition to valuation allowances against deferred tax assets, we maintain reserves for potential tax contingencies arising in jurisdictions in which we do or have done business. Many of these contingencies arise from periods when we were a substantially larger company. Such reserves are based on our assessment of the likelihood of an unfavorable outcome and the expected potential loss from such contingency, and are monitored by management. These reserves are maintained until such time as the matter is settled or the statutory period for adjustment has passed. Adjustments could be required in the future if we determine that the amount to be realized is greater or less than the valuation allowance we have recorded or that our reserves for tax contingencies are inadequate. We have U.S. federal loss carryforwards of approximately $2.5 billion as of May 31, 2007 expiring between fiscal years 2008 and 2027, substantially all of which expire between fiscal years 2021 and 2027.
Comprehensive income (loss)
We account for comprehensive income (loss) in accordance with the provisions of SFAS No.130, “Reporting Comprehensive Income.” SFAS No. 130 is a financial statement presentation standard that requires us to disclose non-owner changes included in equity but not included in net income or loss. Comprehensive income (loss) presented in the financial statements consists of foreign currency translation and unrealized gains (losses) on available-for-sale securities.
An analysis of accumulated other comprehensive income (loss) follows (in thousands):

			Accumulated
		Accumulated	Other
	Unrealized	Translation	Comprehensive
	Gain (Loss)	Adjustment	Income (Loss)
Balance as of May 31, 2004	$(2,107)	$(3,181)	$(5,288)
Change in period	(294)	99	(195)

Balance as of May 31, 2005	(2,401)	(3,082)	(5,483)
Change in period	300	2,226	2,526

Balance as of May 31, 2006	(2,101)	(856)	(2,957)
Change in period	2,310	4,996	7,306

Balance as of May 31, 2007	$209	$4,140	$4,349

Stock-based Compensation
Prior to fiscal 2007, we accounted for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees”. As described in Note 14, effective June 3, 2006, we adopted the fair value method of accounting for stock-based compensation under Statement of Financial Accounting Standards (SFAS) 123(R) “Share-Based Payment”. Under the intrinsic value method, compensation cost associated with a stock award was measured as the difference between the fair value of the common stock underlying the award and the amount, if any, that as employee was required to pay for the award; measurement generally occurred on the date of grant, which was the date on which the number of shares and price to be paid was apparent. Under the fair value method, compensation cost associated with a stock award is measured based on the estimated fair value of the award itself, determined using established valuation models and principles, and is generally measured as on the date of grant. The amounts measured under either method are generally recognized as expense over the requisite service period, which is typically the vesting period.
Estimates of the fair value of equity awards in future periods will be affected by the market price of our common stock, as well as the actual results of certain assumptions used to value the equity awards. These assumptions include, but are not limited to, the expected volatility of the common stock, the expected term of options granted, the risk free interest rate and dividend yield.

The fair value of stock options and employee stock purchase plan shares is determined by using the Black-Scholes option pricing model and applying the single-option approach to the stock option valuation. The options generally have vesting on an annual basis over a vesting period of four years. We estimate the expected option term by analyzing the historical term period from grant to exercise and also consider the expected term for those options that are outstanding. The expected term of employee stock purchase plan shares is the average of the remaining purchase periods under each offering period. The volatility of the common stock is estimated using historical volatility.
The risk-free interest rate used in the Black-Scholes option pricing model is determined by looking at historical U.S. Treasury zero-coupon bond issues with terms corresponding to the expected terms of the equity awards. In addition, an expected dividend yield of zero is used in the option valuation model, because we do not expect to pay any cash dividends in the foreseeable future. We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. In order to determine an estimated pre-vesting option forfeiture rate, we used historical forfeiture data, which yields a forfeiture rate of 27 percent. We believe this historical forfeiture rate to be reflective of our anticipated rate on a go-forward basis. This estimated forfeiture rate has been applied to all unvested options and restricted stock outstanding as of June 1, 2006 and to all options and restricted stock granted since June 1, 2006. Therefore, stock-based compensation expense is recorded only for those options and restricted stock that are expected to vest.
Net loss per share
Basic earnings per share is computed using the weighted-average number of common shares outstanding. Diluted earnings per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of employee stock options and restricted stock, and are excluded from the diluted earnings per share computation in periods where net losses were incurred.
Recently issued accounting pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return, including a decision whether or not to file a return in a particular jurisdiction. Under this new guidance, the financial statements will reflect expected future tax consequences including interest and penalties of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. This guidance also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of unrecognized tax benefits. We are currently evaluating the impact of adopting FIN 48 and its impact on our financial position.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by 3Com in the first quarter of fiscal 2009. We have not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on our results of operations or financial condition.
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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which expresses the staff’s views regarding the process of quantifying financial statement misstatements. The Bulletin is effective at our fiscal year end 2008. The Company believes the implementation will have no impact on our results of operations, cash flow or financial position.
Note 3: Acquisitions
H3C
On November 17, 2003, we formed H3C, formerly known as the Huawei-3Com joint venture, with a subsidiary of Huawei Technologies, Ltd. (Huawei). H3C is domiciled in Hong Kong, and has its principal operating center in Hangzhou, China.
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
Two years after formation of H3C, we had the one-time option to purchase an additional two percent ownership interest from Huawei. On October 28, 2005, we exercised this right and entered into an agreement to purchase an additional 2 percent ownership interest in H3C from Huawei for an aggregate purchase price of $28.0 million. We were granted regulatory approval by the Chinese government and subsequently completed this transaction on January 27, 2006 (date of acquisition). Since then, we have owned a majority interest in the joint venture and determined that the criteria of Emerging Issues Task Force No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” were met and, therefore, consolidated H3C’s financial statements beginning February 1, 2006, a date used under the principle of a convenience close. As H3C reports on a calendar year basis, we consolidate H3C based on H3C’s most recent financial statements, two months in arrears.
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
The acquisition transactions were all accounted for as purchases, and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based on their estimated fair values. Subsequent to obtaining control, the operating results of H3C for the period February 1, 2006 to March 31, 2006 are included in the consolidated financial statements, resulting in the latter two months of H3C’s three months ended March 31, 2006 being included in our year ended May 31, 2006 statement of operations.
The purchase prices for our various transactions are shown below (in millions):

			2007
	2003	2006	Purchase
	Investment	Purchase	(Preliminary)
Cash paid for common stock	$160.0	$28.0	$882.0
Assets contributed	0.1	—
Acquisition direct costs	0.0	0.2	8.7

Total purchase price	$160.1	$28.2	$890.7

In accordance with SFAS No. 141, “Business Combinations,” the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed, including in-process research and development, based on their estimated fair values. The excess purchase price over those values is recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, and other information compiled by management. Goodwill recorded as a result of these acquisition is not deductible for tax purposes. In accordance with SFAS No. 142, goodwill is not amortized but will be reviewed at least annually for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective estimated useful lives. The total purchase price has been allocated as follows (in millions):

	2003	2006	2007
	Investment	Purchase	Purchase
Net tangible assets assumed		$7.4	$148.6
Amortizable intangible assets:
Existing technology	$111.7	17.8	180.6
Trade name and trademarks			55.5
Non-compete agreement with Huawei			33.0
Distributor agreements	2.7	0.4	29.1

Total amortizable intangible assets	114.4	18.2	298.2
Amortization prior to the 2006 acquisition	(65.7)	—	—

Net intangible assets	48.7	18.2	298.2
In-process research and development	24.7	0.7	34.0
Goodwill	43.2	1.9	409.9

Total preliminary purchase price allocation		$28.2	$890.7

The preliminary allocation of the 2007 purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change upon the finalization of the valuation.
Intangible assets include amounts recognized for the fair value of existing technology, maintenance agreements, trade name and trademarks, distributor agreements and non-compete agreement. These intangible assets have a weighted-average useful life of approximately five years.
In-process research and development (IPR&D) represents incomplete H3C research and development projects that had not reached technological feasibility and had no alternative future use as of the acquisition dates. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirements. At the dates of acquisition, H3C had multiple IPR&D efforts under way for certain current and future product lines. Purchased IPR&D relates primarily to projects associated with the H3C routers and switch products, which had not yet reached technological feasibility as of the acquisition date and have no alternative future use.
Of the total estimated purchase price paid to gain full control in 2007, a preliminary estimate of approximately $148.6 million was allocated to net assets acquired. Net assets were valued at their respective carrying amounts, which management believes approximate fair value, except for adjustments to inventory and deferred revenue. Inventory was adjusted by an increase of $11.1 million in the consolidated balance sheet as of June 2, 2007, to adjust inventory to the actual fair value less direct selling expense. Deferred revenues were reduced by $0.5 million in the consolidated balance sheet as of June 2, 2007, to adjust deferred revenue to the estimated cost plus an appropriate profit margin to perform the support and maintenance services.
Approximately $298.2 million of the 2007 purchase price was allocated to acquired identifiable intangible assets. Existing core technology is comprised of products that have reached technological feasibility, which includes most of H3C’s technology. The remainder of intangible assets is associated with maintenance agreements, trademarks, and non-compete agreements. One day worth of the amortization expense related to the amortizable intangible assets is reflected in the audited consolidated statements of operations for the year ended June 2, 2007.
Of the total estimated 2007 purchase price, approximately $409.9 million was allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment at least annually. In the event that we determine that the value of the goodwill has become impaired, an accounting charge for the amount of the impairment will be incurred in the quarter in which such determination is made.

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

During the three months ended August 31, 2005, we revised the purchase price allocation by increasing net tangible assets assumed and reducing goodwill by $1.3 million. This adjustment related to the revision of an estimate for a contingent liability assumed in the acquisition and has been incorporated into the purchase price allocation above. As of February 28, 2006 the purchase price has been finalized.
Intangible assets include amounts recognized for the fair value of existing technology, maintenance agreements, trade name and trademarks, and non-competition agreements. These intangible assets have a weighted-average useful life of approximately five years.

IPR&D represents incomplete TippingPoint research and development projects that had not reached technological feasibility and had no alternative future use as of the acquisition date. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirements. At the time of acquisition, TippingPoint had multiple IPR&D efforts under way for certain current and future product lines. The value assigned to IPR&D was determined by considering the importance of each project to our overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects. Purchased IPR&D relates primarily to projects associated with the TippingPoint UnityOne® products and Software Management System product, which had not yet reached technological feasibility as of the acquisition date and have no alternative future use. We utilized the multi-period excess earnings method to value the IPR&D, using a discount rate of 20 percent. At the time of acquisition, it was estimated that these development efforts would be completed over the next twelve months at an estimated cost of approximately $10 million. As of February 28, 2006, these projects had been completed.
Pro forma Results of Operations
The following unaudited pro forma financial information presents the consolidated results of operations of 3Com and H3C as if the acquisition of full control of H3C had occurred as of the beginning of the periods presented below. Preliminary adjustments, which reflect the amortization of purchased intangible assets, in-process research and development and charges to cost of sales for inventory write-ups, have been made to the consolidated results of operations. We also eliminate the inter-company activity between the parties in the consolidated results. The unaudited proforma financial information is not intended, and should not be taken as representative of our future consolidated results of operations or financial condition or the results that would have occurred had the acquisition occurred as of the beginning of the earliest period.

	Fiscal Year
(in millions, except per share amounts)	2007	2006
Net sales	$1,267.5	$1,146.8
Net loss	(201.3)	(102.2)
Basic and diluted net loss per share	$(0.51)	$(0.26)
Our 2006 consolidated statements of cash flows reflect $110.4 million of the line item businesses acquired in purchase transactions, net of cash acquired. This reflects acquired cash of $138.4 million on January 31, 2006 offset by the purchase price payment of $28.0 million for an additional 2 percent ownership of H3C.
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

Based upon these established valuation techniques the Company assigned the purchase price for the acquisition in the following manner (in millions):

	2007
	Preliminary Purchase	Useful Life for Purchased
	Price Allocation	Intangible Assets
In-process research and development	$1.7	—
Purchased core technology	3.1	3 years
Goodwill	3.2	—
Other	0.2	—

Total acquisition value	$8.2	—

The purchase price and related allocation are preliminary and may be revised as a result of adjustments made to the purchase price, additional information regarding liabilities assumed, including revisions of preliminary estimates of fair values made at the date of purchase.
Note 4: Restructuring Charges
In recent fiscal years, we have undertaken several initiatives involving significant changes in our business strategy and cost structure.
In fiscal 2001, we began a broad restructuring of our business to enhance the focus and cost effectiveness of our business units in serving their respective markets. These restructuring efforts continued through fiscal 2004. We took the following specific actions in fiscal 2001, 2002, 2003, and 2004 (the “Fiscal 2001, 2002, 2003, and 2004 Actions”):
▪	announced the integration of the support infrastructure of two of our business units to leverage a common infrastructure in order to drive additional costs out of the business;

▪	organized around independent businesses that utilized shared central services;

▪	outsourced the manufacturing of certain high volume desktop, mobile and server connectivity products in a contract manufacturing arrangement;

▪	entered into an agreement to outsource certain information technology (IT) functions;

▪	outsourcing of our remaining manufacturing operations in Dublin, Ireland;

▪	reduced our workforce; and

▪	continued efforts to consolidate and dispose of excess facilities.
During fiscal 2005 (the “Fiscal 2005 Actions”), we took the following additional measures to reduce costs:
▪	Reductions in workforce; and

▪	continued efforts to consolidate and dispose of excess facilities.
During fiscal 2006 (the “Fiscal 2006 Actions”), we took the following additional measures to reduce costs:
▪	Reductions in workforce; and

▪	continued efforts to consolidate and dispose of excess facilities.
During fiscal 2007 (the “Fiscal 2007 Actions”), we took the following additional measures to reduce costs:
▪	Further reductions in workforce; and

▪	continued efforts to consolidate and dispose of excess facilities.
Restructuring charges related to these various initiatives were $3.5 million in fiscal 2007, $14.4 million in fiscal 2006, and $23.9 million in fiscal 2005. Such charges were net of credits of $13.3 million in fiscal 2007, $0.1 million in fiscal 2006, and $7.6 million in fiscal 2005, related primarily to revisions of previous estimates of employee separation expenses, lease obligation costs and values on held for sale properties.
Accrued liabilities associated with restructuring charges are included in the caption “Accrued liabilities and other” in the accompanying consolidated balance sheets. These liabilities are classified as current because we expect to satisfy such liabilities in cash within the next 12 months.

Fiscal 2007 Actions
Activity and liability balances related to the fiscal 2007 restructuring actions are as follows (in thousands):

	Employee	Facilities-	Other
	Separation	related	Restructuring
	Expense	Charges	Costs	Total
Balance as of June 1, 2006	$—	$—	$—	$—

Provisions	12,134	(7,501)	247	4,880
Payments and non-cash charges	(10,804)	7,765	(247)	(3,286)

Balance as of May 31, 2007	$1,330	$264	$—	$1,594

Employee separation expenses include severance pay, outplacement services, medical and other related benefits. The reduction in workforce affected employees involved in research and development, sales and marketing, customer support, and general and administrative functions. Through May 31, 2007, the total reduction in workforce associated with actions initiated during fiscal 2007 included approximately 233 employees who had been separated or were currently in the separation process and approximately 15 additional employees who had been notified but had not yet worked their last day.
We believe that the all remaining actions will be completed by the end of fiscal 2008.
Fiscal 2006 Actions
Activity and liability balances related to the fiscal 2006 restructuring actions are as follows (in thousands):

	Employee	Facilities-
	Separation	related
	Expense	Charges	Total
Balance as of June 1, 2005	$—	$—	$—

Provisions	9,558	1,635	11,193
Payments and non-cash charges	(4,681)	(744)	(5,425)

Balance as of May 31, 2006	4,877	891	5,768

Provisions	(688)	(136)	(824)
Payments and non-cash charges	(4,189)	(619)	(4,808)

Balance as of May 31, 2007	$—	$136	$136

Employee separation expenses include severance pay, outplacement services, medical and other related benefits. The reduction in workforce affected employees involved in research and development, sales and marketing, customer support, and general and administrative functions. Through May 31, 2007, the total reduction in workforce associated with actions initiated during fiscal 2006 included approximately 227 employees who had been separated or were currently in the separation process and approximately 41 additional employees who had been notified but had not yet worked their last day.
We believe that the all remaining actions will be completed by the end of fiscal 2008.

Fiscal 2005 Actions
Activity and liability balances related to the fiscal 2005 restructuring actions are as follows (in thousands):

	Employee	Long-term	Facilities-	Other
	Separation	Asset	related	Restructuring
	Expense	Write-downs	Charges	Costs	Total
Balance as of June 1, 2004	$—	$—	$—	$—	$—

Provisions	23,391	1,021	468	768	25,648
Payments and non-cash charges	(15,186)	(766)	(80)	(755)	(16,787)

Balance as of May 31, 2005	8,205	255	388	13	8,861

Provisions	1,873	221	32	364	2,490
Payments and non-cash charges	(8,235)	(221)	(420)	(364)	(9,240)

Balance as of May 31, 2006	1,843	255	—	13	2,111

Provisions	(1,395)	(255)	32	(13)	(1,631)
Payments and non-cash charges	(145)	—	(32)	—	(177)

Balances as of May 31, 2007	$303	$—	$—	$—	$303

Employee separation expenses include severance pay, outplacement services, medical and other related benefits. The reduction in workforce affected employees involved in research and development, sales and marketing, customer support, general and administrative, and manufacturing functions. Through May 31, 2007, the total reduction in workforce associated with actions initiated during fiscal 2005 included approximately 397 employees who had been separated or were currently in the separation process and approximately 3 additional employees who had been notified but had not yet worked their last day. The provision of $1.9 million recorded in fiscal 2006 relates to employees separation costs for employees that were not notified or had not worked their last day until fiscal 2006. For the year ended May 31, 2007, 2006 and 2005, total separation payments associated with actions initiated during fiscal 2005 were approximately $0.1 million, $8.2 million and $15.2 million, respectively.
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
We believe that the all remaining actions will be completed by the end of fiscal 2008.

Fiscal 2001, 2002, 2003 and 2004 Actions
Activity and liability balances related to the fiscal 2001, 2002, 2003 and 2004 restructuring actions are as follows (in thousands):

	Employee	Long-term	Facilities-	Other
	Separation	Asset	related	Restructuring
	Expense	Write-downs	Charges	Costs	Total
Balance as of May 31, 2004	$5,529	$—	$9,819	$82	$15,430

Provisions	(2,829)	12	813	278	(1,726)
Payments and non-cash charges	(2,700)	(12)	(1,891)	(355)	(4,958)

Balance as of May 31, 2005	—	—	8,741	5	8,746

Provisions	—	90	609	—	699
Payments and non-cash charges	—	(90)	(3,709)	—	(3,799)

Balance as of May 31, 2006	—	—	5,641	5	5,646

Provisions	—	—	1,053	16	1,069
Payments and non-cash charges	—	—	(5,351)	(21)	(5,372)

Balance as of May 31, 2007	$—	$—	$1,343	$—	$1,343

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
We believe that the all remaining actions will be completed by the end of fiscal 2008.
Note 5: Investment in Unconsolidated Joint Venture
As described in Note 3 we formed the Huawei-3Com joint venture (H3C) with a subsidiary of Huawei Technologies, Ltd. (Huawei).
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
Prior to the acquisition we accounted for our investment by the equity method. Under this method, we recorded our proportionate share of H3C’s net income or loss based on the most recently available quarterly financial statements. Since H3C follows a calendar year basis of reporting, we reported our equity in H3C’s net loss for H3C’s fiscal period from April 1, 2005 through January 31, 2006 for the fiscal year 2006, April 1, 2004 through March 31, 2005 for the fiscal year 2005 in our results of operations for fiscal 2006 and 2005. This represents reporting two months in arrears.

Summarized information from the balance sheet and statement of operations for H3C for the ten month period ended January 31, 2006, and for the year ended March 31, 2005 (in thousands):

	January 31,	March 31,
	2006	2005
Balance Sheet
Current assets	$404,068	$259,369
Non-current assets	132,130	149,571
Current liabilities	210,853	109,097
Non-current liabilities	8,866	8,866

Statement of Operations:
Sales	$399,612	$297,977
Gross profit	181,553	120,498
Income (loss) from operations	10,132	(17,064)
Net income (loss)	22,487	(14,125)
In determining our share of the net loss of H3C certain adjustments are made to H3C’s reported results. These adjustments are made primarily to recognize the value and the related amortization expense associated with Huawei’s contributed assets, as well as to defer H3C’s sales and gross profit on sales of products sold to us that remained in our inventory at the end of the accounting period. We recorded our equity interest in income (loss) of $11.0 million in fiscal 2006 (prior to the acquisition of majority ownership on January 27, 2006) for the period April 1, 2005 through January 31, 2006 and, ($6.9) million in fiscal 2005 for the period April 1, 2004 through March 31, 2005 as our share of H3C’s net income (loss); this income (loss) is included in our results of operations under the caption “Equity interest in income (loss) of unconsolidated joint venture.”
3Com and H3C are parties to agreements for the sale of certain products between the two companies. During the ten months ended January 31, 2006 (date of the 2 percent acquisition) we recorded sales to H3C of approximately $10.6 million and made purchases of approximately $53.8 million. During fiscal 2005, we recorded sales to H3C of approximately $13.2 million and made purchases of approximately $26.9 million.
Note 6: Investments
Available-for-sale securities consist of (in thousands):

	May 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Publicly traded corporate equity securities	$257	$210	$—	$467

Total	$257	$210	$—	$467

	May 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
State and municipal securities	$22,816	$—	$(96)	$22,720
U.S. Government and agency securities	136,317	13	(486)	135,844
Corporate debt securities	205,793	13	(1,120)	204,686

Short-term investments	364,926	26	(1,702)	363,250
Publicly traded corporate equity securities	309	93	—	402

Total	$365,235	$119	$(1,702)	$363,652

The total cost and carrying value of corporate equity securities consist of (in thousands):

May 31, 2007
Carrying Value
Publicly traded corporate equity securities	$467

Total corporate equity securities	$467

	May 31, 2006
	Initial Cost	Carrying Value
Investments in limited partnership venture capital funds	$25,498	$15,794
Direct investments in private companies	12,262	91

Total private equity investments	$37,760	15,885

Publicly traded corporate equity securities		402

Total corporate equity securities		$16,287

Publicly traded corporate equity securities are included in other current assets. Private equity instruments are included in deposits and other assets.
The following table provides gross realized gains and losses related to our investments (in thousands):

	Years Ended May 31,
	2007	2006	2005
Gross realized gains	$3,560	$5,499	$3,594
Gross realized losses	(2,417)	(1,166)	(2,014)

Total	$1,143	$4,333	$1,580

Note 7: Inventories
Inventories consist of (in thousands):

	May 31,
	2007	2006
Finished goods	$61,857	$69,386
Work-in-process	7,143	12,777
Raw materials	38,988	66,656

Total	$107,988	$148,819

Note 8: Property and Equipment
Property and equipment, net, consists of (in thousands):

	May 31,
	2006	2006
Land	$1,724	$6,999
Buildings and improvements	—	11,122
Machinery and equipment	231,886	202,407
Software	31,387	63,814
Furniture and fixtures	20,217	21,161
Leasehold improvements	17,201	13,667
Construction in progress	8,599	2,883

Total	311,014	322,053
Accumulated depreciation and amortization	(234,554)	(232,944)

Property and equipment, net	$76,460	$89,109

Significant property and equipment transactions
For the Year Ended May 31, 2007. We continue to carry the Hemel Hempstead land as held for use, which was damaged in December of 2005, on our balance sheet. Based on the size of the experienced damage, our insurance policy administrator paid us a reimbursement value of approximately $28 million. Furthermore, with no feasible business necessity to keep this property, we are soliciting offers from prospective buyers to acquire the building and land. Any sale would be contingent on UK government agencies allowing reconstruction of the building. We believe this process will take more than one year and as a result we have kept the land classified as held for use. In the first fiscal quarter we received $16.0 million of proceeds from the sale of our Santa Clara facility.
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

Note 9: Intangible Assets
Intangible assets consist of (in thousands):

	May 31, 2007			May 31, 2006
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Existing technology	$387,233	$(148,641)	$238,592	$203,946	$(114,235)	$89,711
Trademark	55,500	—	55,500	—	—	—
Huawei non-compete agreement	33,000	(61)	32,939	—	—	—
OEM agreement	23,800	(22)	23,778	—	—	—
Maintenance contracts	19,000	(7,389)	11,611	19,000	(4,222)	14,778
Other	21,924	(13,055)	8,869	15,301	(7,945)	7,356

Total	$540,457	$(169,168)	$371,289	$238,247	$(126,402)	$111,845

During fiscal 2007, we recorded approximately $298.2 million and $3.1 million of intangible assets related to the H3C acquisition and the Roving Planet acquisition, respectively (See Note 3). These amounts were recognized for the fair value of existing technology, maintenance agreements, trade name and trademarks, distributor agreements and non-competition agreements. These intangible assets have a weighted-average useful life of approximately four years.
During fiscal 2007, we reclassed $0.9 million of goodwill that no longer has an indefinite life to intangible assets.
During fiscal 2006, we recorded approximately $132.6 million of intangible assets related to the H3C acquisition and our consolidation of H3C (See Note 3). These amounts were recognized for the fair value of existing technology, maintenance agreements, trade name and trademarks, and non-competition agreements. These intangible assets have a weighted-average useful life of approximately four years.
During fiscal 2005, we recorded approximately $69.9 million of intangible assets related to the TippingPoint acquisition (See Note 3). These amounts were recognized for the fair value of existing technology, maintenance agreements, trade name and trademarks, and non-competition agreements. These intangible assets have a weighted-average useful life of approximately five years.
Annual amortization expense related to intangible assets is expected to be as follows for each of the following five succeeding fiscal years (in thousands):

	2008	2009	2010	2011	2012
Amortization expense	$103,431	$81,240	$60,337	$36,206	$15,163

Note 10: Accrued Liabilities and Other
Accrued liabilities and other consist of (in thousands):

	May 31,
	2007	2006
Accrued payroll and related expenses	$81,791	$88,305
EARP Accrual	94,563	16,960
Accrued rebates and other marketing	67,446	60,301
Deferred revenue	54,034	57,050
Accrued product warranty	40,596	41,791
Income and other taxes payable	36,365	25,759
Advance from customers	8,300	—
Restructuring	3,376	13,525
Other	49,167	14,345

Total	$435,638	$318,036

Note 11: Accrued Warranty and Other Guarantees
Most products are sold with varying lengths of warranty ranging from 90 days to limited lifetime. Allowances for estimated warranty obligations are recorded in the period of sale, based on historical experience related to product failure rates and actual warranty costs incurred during the applicable warranty period and are recorded as part of cost of goods sold. Also, on an ongoing basis, we assess the adequacy of our allowances related to warranty obligations recorded in previous periods and may adjust the balances to reflect actual experience or changes in future expectations.
The following table summarizes the activity in the allowance for estimated warranty costs (in thousands):

	Years Ended May 31,
	2007	2006	2005
Accrued warranty, beginning of period	$41,791	$41,782	$43,825
Cost of warranty claims	(46,950)	(32,958)	(32,910)
Accrual for warranties issued during the period	46,406	28,424	30,867
Adjustments to preexisting warranties	(651)	—	—
Reserves related to H3C at date of 2 percent acquisition	—	4,543	—

Accrued warranty, end of period	$40,596	$41,791	$41,782

Note 12: Long-Term Debt
On March 22, 2007, H3C Holdings Limited (the “Borrower”), an indirect wholly-owned subsidiary of 3Com Corporation, entered into the Credit and Guaranty Agreement dated as of March 22, 2007 among H3C Holdings Limited, as Borrower, 3Com Corporation, 3Com Holdings Limited and 3Com Technologies, as Holdco Guarantors, various Lenders, Goldman Sachs Credit Partners L.P., as Mandated Lead Arranger, Bookrunner, Administrative Agent and Syndication Agent (“GSCP”), and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent (the “Credit Agreement”). On March 28, 2007, the Borrower borrowed $430 million under the Credit Agreement in the form of a senior secured term loan to finance a portion of the purchase price for 3Com’s acquisition of 49 percent of H3C Technologies Co., Limited, or H3C.
On May 25, 2007, the parties amended and restated the Credit Agreement in order to, among other things, convert the facility into two tranches with different principal amortization schedules and different interest rates, as further described below (the “A&R Loans”). The parties closed the A&R Loans on May 31, 2007.

The A&R Loans are subject to the terms and conditions of an Amended and Restated Credit and Guaranty Agreement dated as of May 25, 2007 and effective as of May 31, 2007 among H3C Holdings Limited, as Borrower, 3Com Corporation, 3Com Holdings Limited and 3Com Technologies, as Holdco Guarantors, H3C, as a Guarantor, various Lenders, GSCP, as Mandated Lead Arranger, Bookrunner, Administrative Agent and Syndication Agent, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent (the “A&R Credit Agreement”).
As amended, borrowings under the Credit Agreement consist of two tranches with different principal amortization schedules and different interest rates. The first tranche, the “Tranche A Term Facility,” matures in 2010 and its aggregate principal amount of $230 million is payable as to 40 percent in year one and then evenly (20 percent per year) over the succeeding three years. The second tranche, the “Tranche B Term Facility,” matures in 2012 and its $200 million principal amount is payable primarily in its fourth (10 percent) and fifth (86 percent) years. Moody’s Investors Service has assigned a Ba2 rating to the A&R Loans and a Ba2 corporate family rating (stable outlook) to H3C Holdings Limited. Standard & Poor’s Ratings Services assigned the A&R Loans a ‘BB’ rating (with a recovery rating of ‘1’) and assigned a BB- corporate credit rating (stable outlook) to H3C Holdings Limited. We are required to maintain a rating from each of these agencies during the term of the A&R Loans.
Interest on borrowings is payable semi-annually on March 28 and September 28, commencing on September 28, 2007. All amounts outstanding under the Tranche A Term Facility will bear interest, at the Borrower’s option, at the (i) LIBOR, or (ii) Base Rate (i.e., prime rate), in each case plus the applicable margin percentage set forth in the table below, which is based on a “leverage ratio” of consolidated indebtedness of the Borrower and its subsidiaries to EBITDA (as defined in the A&R Credit Agreement, and calculated to exclude certain one-time nonrecurring charges) for the relevant twelve-month period:

Leverage Ratio	LIBOR +	Base Rate +
>3.0:10	2.25%	1.25%
< 3.0:1.0 but > 2.0:1.0	2.00%	1.00%
< 2.0:1.0 but > 1.0:1.0	1.75%	0.75%
< 1.0:1.0	1.50%	0.50%
All amounts outstanding under the Tranche B Term Facility will bear interest, at the Borrower’s option, at the (i) LIBOR plus 3.00 percent or (ii) Base Rate (i.e., prime rate) plus 2.00 percent. We have elected to use LIBOR as the reference rate for borrowings to date, and expect to do so for the foreseeable future. In addition, the applicable margin for the Tranche A Term Facility is 2.00 percent at May 31, 2007.
A default rate shall apply on all obligations in the event of default under the A&R Loans at a rate per annum of 2 percent above the applicable interest rate.
The Borrower’s principal asset is 100 percent of the shares of H3C. Covenants and other restrictions under the A&R Credit Agreement generally apply to the Borrower and its subsidiaries, which we refer to as the “H3C Group.” 3Com’s SCN segment is not generally subject to the terms of the A&R Credit Agreement, other than through parental guarantees. Required payments under the loan are generally expected to be serviced by cash flows from the H3C Group and the loan is secured by assets at the H3C level, as well as the parental guarantees (which are expected to be released after H3C effects a successful capital reduction).
The A&R Loans may be prepaid in whole or in part without premium or penalty. The Borrower will be required to make mandatory prepayments using net proceeds from H3C Group (i) asset sales, (ii) insurance proceeds and (iii) equity offerings or debt incurrence. In addition, the Borrower will be required to make annual prepayments in an amount equal to 75 percent of “excess cash flow” of the H3C Group. This percentage will decrease to the extent that the Borrower’s leverage ratio is lower than specified amounts. Any excess cash flow amounts not required to prepay the loan may be distributed to and used by the Company’s SCN segment, provided certain conditions are met.
H3C and all other existing and future subsidiaries of the Borrower (other than PRC subsidiaries or small “excluded subsidiaries”) will guarantee all obligations under the A&R Loans and are referred to as “Guarantors.” Additionally, 3Com Corporation, 3Com Holdings Limited and 3Com Technologies, will also guarantee all obligations under the A&R Loans until H3C effects a successful capital reduction; these entities are referred to as “Parent Guarantors” and are not considered “Guarantors.” The loan obligations will be secured by (1) first priority security interests in all assets of the Borrower and the Guarantors, including their bank accounts, and (2) a first priority security interest in 100 percent of the capital stock of the Borrower and H3C and the PRC subsidiaries of H3C.

The Borrower must maintain a minimum debt service coverage, minimum interest coverage, maximum capital expenditures and a maximum total leverage ratio. Negative covenants restrict, among other things, (i) the incurrence of indebtedness by the Borrower and its subsidiaries, (ii) the making of dividends and distributions to 3Com’s SCN segment, (iii) the ability to make investments including in new subsidiaries, (iv) the ability to undertake mergers and acquisitions and (v) sales of assets. Also, cash dividends from the PRC subsidiaries to H3C, and H3C to the Borrower, will be subject to restricted use pending payment of principal, interest and excess cash flow prepayments. Standard events of default apply.
Payments of principal on the A&R Loans are due as follows on September 28, for fiscal years ending May 31 (in thousands):

	Tranche A	Tranche B
2008	$92,000	$2,000
2009	46,000	2,000
2010	46,000	2,000
2011	46,000	2,000
2012	—	20,000
2013	—	172,000
Note 13: Borrowing Arrangements and Commitments
During fiscal 2005, our revolving credit facility was allowed to expire according to its terms in November 2004, and we entered into a new arrangement to facilitate the issuance of standby letters of credit and bank guarantees required in the normal course of business. Since we provide collateral for any standby letters of credit and bank guarantees issued under this agreement, the availability of additional issuances is restricted by the amount of cash and short-term investments that we can provide as collateral. As of May 31, 2007, these facilities were backed by collateral of $5.9 million provided to the respective banks.
We lease certain of our facilities under operating leases. Leases expire at various dates from 2008 to 2012, and certain leases have renewal options with rentals based upon changes in the Consumer Price Index or the fair market rental value of the property. We also sublet certain of our leased and owned facilities to third party tenants. The sublease agreements expire at various dates from 2008 to 2011.
Future operating lease commitments and future rental income as of May 31, 2007 are as follows (in thousands):

	Future Lease	Future Rental
Fiscal year	Payments	Income
2008	$27,671	$2,341
2009	15,486	838
2010	3,647	541
2011	383	70
2012	42	—

Total	$47,229	$3,790

Rent expense was approximately $27.7 million in fiscal 2007, $16.3 million in fiscal 2006, and $16.5 million in fiscal 2005. Rental income, which includes rents received for both owned and leased property, was $5.5 million in fiscal 2007, $6.8 million in fiscal 2006, and $6.0 million in fiscal 2005, and is recorded as an offset to operating expenses.
In September 2006 we sold all of our remaining venture portfolio and generated cash of approximately $1.3 million with a loss on sale of investments of $0.7 million. In August 2006, we sold certain limited partnership interests and generated cash of approximately $17.0 million with a gain on sale of investment of $2.4 million and eliminated our future capital call requirements.

Note 14: Stock Based Compensation Plans
In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment”, which requires all stock-based compensation expense to employees (as defined in SFAS No. 123(R)), including grants of employee stock options, restricted stock awards, restricted stock units, and employee stock purchase plan shares to be recognized in the financial statements based on their fair values. We adopted SFAS No. 123(R) on June 3, 2006 using the modified prospective transition method and accordingly, prior period amounts have not been restated. In order to determine the fair value of stock options and employee stock purchase plan shares, we use the Black-Scholes option pricing model and apply the single-option valuation approach to the stock option valuation. In order to determine the fair value of restricted stock awards and restricted stock units we use the closing market price of 3Com common stock on the date of grant. We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the awards for options granted following the adoption of SFAS No. 123(R) for time vested awards. We recognize compensation expense for performance based restricted stock in the fiscal quarter when an event makes the probability that performance will more than likely be achieved. For unvested stock options outstanding as of May 31, 2006, we will continue to recognize stock-based compensation expense using the accelerated amortization method prescribed in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”.
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
The risk-free interest rate used in the Black-Scholes option pricing model is based on the historical U.S. Treasury zero-coupon bond issues with terms corresponding to the expected terms of the equity awards. In addition, an expected dividend yield of zero is used in the option valuation model because we do not expect to pay any cash dividends in the foreseeable future. In accordance with SFAS No. 123(R), we are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods based upon new information. In order to determine an estimated pre-vesting option forfeiture rate, we used historical forfeiture data, which currently yields an expected forfeiture rate of 27 percent. This estimated forfeiture rate has been applied to all unvested options and restricted stock outstanding as of May 31, 2006 and to all options and restricted stock granted since May 31, 2006. Therefore, stock-based compensation expense is recorded only for those options and restricted stock that are expected to vest.
The Company’s policy is to issue new shares, or reissue shares from treasury stock, upon settlement of share based payments.
The following table summarizes the incremental effects of the share-based compensation expense resulting from the application of SFAS No. 123(R) to the stock options, restricted stock and employee stock purchase plan:

(In thousands, except per share data)	May 31, 2007
Cost of sales	$1,576
Sales and marketing	5,756
Research and development	4,621
General and administrative	8,142

Incremental share-based compensation effect of SFAS No. 123(R) on net loss	$20,095

As of May 31, 2007, total unrecognized stock-based compensation expense relating to unvested employee stock options, restricted stock and employee stock purchase plan, adjusted for estimated forfeitures, was $20.1 million. This amount is expected to be recognized over a weighted-average period of 2.7 years. If actual forfeitures differ from current estimates, total unrecognized stock-based compensation expense will be adjusted for future changes in estimated forfeitures.
Prior to June 1, 2006, we accounted for stock options using the intrinsic value method, pursuant to the provisions of Accounting Principles Board (“APB”) No. 25. Under this method, stock-based compensation expense was measured as the difference between the option’s exercise price and the market price of the Company’s common stock on the date of grant.
Pro forma information required under SFAS No. 123 for the prior fiscal years, as if we had applied the fair value recognition provisions of SFAS No. 123 to awards granted under our equity incentive plans, was as follows:

(In thousands, except per share amounts)	May 31, 2006	May 31, 2005
Net loss as reported	$(100,675)	$(195,686)
Add: Stock-based compensation included in reported net loss	9,846	2,841
Deduct: Total stock-based compensation determined under the fair value-based method, net of related tax effects	(25,496)	(16,203)

Adjusted net loss	$(116,325)	$(209,048)

Net loss per share-basic and diluted:
As reported	$(0.26)	$(0.51)
Adjusted	$(0.30)	$(0.55)
There were 1.4 million shares of common stock issued under the employee stock purchase plan during the year ended May 31, 2007. Employee stock purchases normally occur only in the quarters ended November 30 and May 31.
Share-based compensation recognized in the year ended May 31, 2007 as a result of the adoption of SFAS No. 123(R) as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123(R) use the Black-Scholes option pricing model for estimating the fair value of options granted under the company’s equity incentive plans. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The underlying weighted-average assumptions used in the Black-Scholes model and the resulting estimates of fair value per share were as follows for options granted during the years ended May 31, 2007, May 31, 2006 and May 31, 2005:

	2007	2006[1]	2005[1]
Employee stock options:
Volatility	42.7%	41.9%	53.2%
Risk-free interest rate	4.7%	4.3%	3.5%
Dividend yield	0.0%	0.0%	0.0%
Expected life (years)	4.0	4.0	4.0

Fair value per option	$1.67	$1.52	$1.89

Employee Stock Purchase Plan:
Volatility	39.2%	38.1%	39.2%
Risk-free interest rate	5.1%	4.4%	2.6%
Dividend yield	0.0%	0.0%	0.0%
Expected life (years)	0.5	0.5	0.5

Fair value per option	$1.10	$1.20	$1.04

1 – Assumptions used in the calculation of fair value according to the provisions of SFAS No. 123.

As of May 31, 2007, our outstanding stock options as a percentage of outstanding shares were approximately 13 percent. Stock option detail activity for the period June 1, 2006 to May 31, 2007 was as follows (shares in thousands):

	Number of	Weighted-Average
	shares	Exercise Price
Outstanding, May 31, 2004	56,885	$7.18

Granted	10,002	4.22
TippingPoint options assumed	13,886	1.31
Exercised	(4,273)	2.01
Canceled	(13,141)	6.90

Outstanding, May 31, 2005	63,359	5.83

Granted	21,974	4.22
Exercised	(5,467)	2.07
Canceled	(18,445)	5.83

Outstanding, May 31, 2006	61,421	$5.71

Granted	24,285	4.71
Exercised	(2,527)	3.00
Canceled	(30,899)	5.94

Outstanding, May 31, 2007	52,280	$5.23

Exercisable	22,174	$6.20

Weighted-average grant-date fair value of options granted		$1.67

Additional information about employee options outstanding and exercisable at December 31, 2006 is included in the following table:

	Outstanding Options as of May 31, 2007			Exercisable as of May 31, 2007
Range of	Number of	Weighted-Average	Weighted-Average	Number of	Weighted-Average
Exercise Prices	Shares	Exercise Price	Remaining Contractual Life		Shares Exercise Price
	(in thousands)		(in years)	(in thousands)
$0.00 - $4.00	11,101	$2.87	5.5	5,360	$2.33
4.01 - 5.00	21,172	4.47	5.7	4,421	4.52
5.01 - 6.00	12,664	5.52	4.8	5,238	5.51
6.01 - 7.00	1,363	6.21	2.4	1,242	6.21
7.01 - 8.00	403	7.35	2.6	354	7.36
8.01 - 22.00	5,577	11.84	2.6	5,559	11.85

Total	52,280	$5.23	5.0	22,174	$6.20

As of May 31, 2007, there were approximately 22.2 million options exercisable with a weighted-average exercise price of $6.20 per share. By comparison, there were approximately 32.5 million options exercisable as of May 31, 2006 with a weighted-average price of $6.96 per share.
During the year ended May 31, 2007 approximately 2.5 million options were exercised at an aggregate intrinsic value of $4.5 million. The intrinsic value above is calculated as the difference between the market value on exercise date and the option price of the shares. The closing market value per share as of June 1, 2007 was $4.69 as reported by the NASDAQ Global Select Market. The aggregate intrinsic value of options outstanding and options exercisable as of May 31, 2007 was $25.4 million and $13.6 million respectively. The aggregate intrinsic value is calculated as the difference between the market value as of June 1, 2007 and the option price of the shares.

Options outstanding that are vested and expected to vest as of May 31, 2007 are as follows:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Option	Contractual	Intrinsic Value
	Shares	Price	Life (in years)	(in thousands)
Vested and expected to vest at May 31, 2007	38,248,782	$5.46	4.60	$21,103
Restricted stock awards activity during the year ended May 31, 2007 and restricted stock awards outstanding as of May 31, 2007, were as follows (shares in thousands):

	Number of	Weighted-
	Shares	Average Grant-
	(unvested)	Date Fair Value
Outstanding, May 31, 2004	723	$4.97

Granted	1,484	4.23
Exercised	(154)	5.31
Canceled	(316)	4.90

Outstanding, May 31, 2005	1,737	4.32

Granted	2,419	3.84
Exercised	(854)	4.07
Canceled	(1,185)	3.96

Outstanding, May 31, 2006	2,117	$4.07

Granted	2,380	4.45
Exercised	(1,151)	4.13
Canceled	(943)	4.30

Outstanding, May 31, 2007	2,403	$4.33

During the year ended May 31, 2007 approximately 1.2 million restricted award shares with an aggregate fair value of $4.9 million became vested.
Restricted stock unit activity during the year ended May 31, 2007 and restricted stock units outstanding as of May 31, 2007, were as follows (shares in thousands):

			Weighted-
			Average	Aggregate
	Number of	Weighted-	Remaining	Intrinsic
	Shares	Average	Contractual	Value (in
	(unvested)	Purchase Price	Term (Years)	thousands)
Outstanding June 1, 2006	—	$—	—	$—
Granted	4,356	—	—	—
Vested	(836)	—	—	3,319
Forfeited	(409)	—	—	—

Outstanding May 31, 2007	3,111	$—	1.19	$14,591

During the year ended May 31, 2007 approximately 0.8 million restricted share units with an aggregate fair value of $3.3 million became vested.

Employee Stock Purchase Plan. We have an employee stock purchase plan (ESPP) under which eligible employees may authorize payroll deductions of up to ten percent of their compensation, as defined, to purchase common stock at a price of 85 percent of the lower of the fair market value as of the beginning or the end of the six-month offering period. In September 2003, our stockholders approved an increase of five million shares available for issuance under the ESPP. We recognized $1.6 million of stock-based compensation expense in the year ended May 31, 2007.
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
Stock Reserved for Issuance. As of May 31, 2007 we had reserved common stock for issuance as follows (in thousands):

Stock option and restricted stock plans for granted shares	55,391
Stock option and restricted stock plans for future grants	14,918
Employee stock purchase plan	3,510

Total shares reserved for issuance	73,819

In addition, as of May 31, 2007 we had 0.4 million shares of preferred stock reserved for issuance under our Preferred Shares Rights Plan.
Stock Repurchase and Option Programs. During the fourth quarter of fiscal 2005, the Board of Directors approved a new stock repurchase program that authorizes expenditures of up to $100.0 million during a two-year period which expired March 31, 2007, provided that all repurchases are pre-approved by the Audit and Finance Committee of the Board of Directors. Our prior stock repurchase program was announced on March 19, 2003 and permitted expenditures up to $100.0 million through March 2005.
Pursuant to these authorizations, we did not repurchase any shares during fiscal 2007 or fiscal 2006. We repurchased 15.0 million shares of our common stock during fiscal 2005 at a cost of $73.5 million.

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

	May 31, 2007		May 31, 2006
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Amount	Fair Value	Amount	Fair Value
Cash and equivalents	$559,217	$559,217	$501,097	$501,097
Short-term investments	—	—	363,250	363,250
Corporate equity securities	257	467	16,287	16,174
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
Our foreign exchange forward contracts require the exchange of foreign currencies for U.S. Dollars or vice versa, and generally mature in one month or less. We had outstanding foreign exchange forward contracts with aggregate notional amounts of $42.8 million as of May 31, 2007 and $39.0 million as of May 31, 2006, that had remaining maturities of one month or less. The fair value of foreign exchange forward contracts is based on prevailing financial market information. The carrying amounts, which were also the estimated fair values, of foreign exchange forward contracts were not significant as of May 31, 2007 and 2006. See Note 2 for information concerning our significant accounting policies for foreign exchange forward contracts.
Because SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements, any aggregation of the fair value amounts presented in the table above would not necessarily represent the underlying value of all of our financial instruments.

Note 16: Interest and Other Income (Expense), Net
Interest and other income (expense), net, consists of (in thousands):

	Years Ended May 31,
	2007	2006	2005
Interest income	$41,310	$29,297	$22,807
Interest expense	(447)	(212)	(1,401)

Interest income, net	$40,863	$29,085	$21,406

Other income (expense), net	$38,291	$8,235	$(4,785)

Other income (expense), net includes $30.6 million and $7.3 million in fiscal year 2007 and 2006, respectively, of other income from H3C for an operating subsidy program by the Chinese VAT authorities in the form of a partial refund of VAT taxes collected by H3C from purchasers of software products. Other income also includes a gain from the insurance proceeds from our Hemel facility in fiscal 2007. In 2005, other income (expense), net includes a provision of $2.4 million for unrecoverable value added tax for prior years that was recorded in fiscal 2005 as a result of an unfavorable tax authority ruling, $1.5 million loss on foreign exchange, and $0.9 million of bank charges.
Note 17: Income Taxes
The provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended May 31,
	2007	2006	2005
Current:
Federal	$—	$—	$—
State	530	200	308
Foreign	19,640	(14,421)	138

Total current	20,170	(14,221)	446

Deferred
Federal	—	—	—
State	—	—	—
Foreign	(9,997)	(612)	3,044

Total deferred	(9,997)	(612)	3,044

Total	$10,173	$(14,833)	$3,490

The components of net deferred tax assets consist of the following (in thousands):

	May 31, 2007	May 31, 2006
Gross deferred tax assets:
Operating loss carryforwards	$1,003,569	$975,506
Amortization and depreciation	33,478	42,725
Tax credit carryforwards	55,618	60,075
Capital loss carryforwards	25,828	10,979
Unrealized losses on private investments, net	—	19,053
Royalty and purchased research and development	3,639	9,916
Other	1,270	5,769

Gross deferred tax assets	1,123,402	1,124,023

Gross deferred tax liabilities:
Reserves recognized in different periods for tax purposes	(144,486)	(146,565)
Acquired intangibles	(59,115)	(25,375)
Other	—	(1,021)

Gross deferred tax liabilities	(203,601)	(172,961)

Valuation allowance	(937,075)	(942,758)

Net deferred tax (liabilities) assets	$(17,274)	$8,304

Deferred tax assets and liabilities as of May 31, 2007, related to the acquisition of H-3C, TippingPoint and Roving Planet, and May 31, 2006, related to the acquisition of H-3C and TippingPoint, include the tax effect of temporary differences and tax attributes related to these acquisitions. A valuation allowance was recorded as the realization of the TippingPoint and Roving Planet deferred tax assets was uncertain so that the impact on the net deferred tax assets was zero.
We have net operating loss carryforwards related to the following income tax jurisdictions and expiration periods: U.S. federal loss carryforwards of approximately $2.5 billion expiring between fiscal years 2008 and 2027, substantially all of which expire between fiscal years 2021 and 2027; various state loss carryforwards of approximately $1.2 billion expiring between 2008 and 2027; and various foreign loss carryforwards with $15.1 million expiring between 2008 and 2014, and $18.6 million with an unlimited carryforward period. We also have capital loss carryforwards estimated at approximately $73.8 million expiring between fiscal years 2009 and 2012; a U.S. federal research credit carryforward of $25.2 million expiring between 2008 and 2027; a U.S. federal foreign tax credit carryforward of $6.2 million expiring between 2008 and 2012; and a U.S. federal alternative minimum tax credit carryforward of $10.7 million that has an unlimited carryforward period.
SFAS No. 109, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance relates to net operating loss and credit carryforwards and temporary differences for which we believe that realization is uncertain. The valuation allowance decreased $5.7 million in fiscal 2007, and increased $30.6 million in fiscal 2006, and $92.5 million in fiscal 2005. The total valuation allowance of $937.1 million includes $143.5 million attributable to the tax benefit of stock option deductions, which, if recognized, will be allocated directly to paid-in-capital. In addition, the valuation allowance includes approximately $59.3 million for acquired net operating loss carryforwards which, if realized, would result in a decrease in goodwill.

The provision (benefit) for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

	Years Ended May 31,
	2007	2006	2005
Tax computed at federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal effect	17.1	(2.1)	(2.5)
Provision for combined foreign and U.S. taxes on certain foreign income at rates greater than U.S. rates	31.7	15.2	10.9
Valuation allowance	(3.1)	24.1	27.5
Income tax benefit arising from settlement of foreign tax audit	—	(19.9)	—
Non-deductible purchased in-process technology and merger-related charges	7.0	3.2	0.9

Other	1.8	1.7	0.1

Total	19.5%	(12.8)%	1.9%
Loss before income taxes includes foreign losses of $20.0 million in fiscal 2007, $29.9 million in fiscal 2006 and $47.9 million in fiscal 2005. We have not provided for federal tax on approximately $293.2 million of undistributed earnings of our foreign subsidiaries because we consider these earnings to be indefinitely reinvested in foreign subsidiary operations.
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
We have certain other domestic and foreign income tax audits that are currently in progress. The outcome of these examinations cannot be predicted with certainty and, should unfavorable rulings be made, assessments against us could be significant. Many of these contingencies arise from periods when we were substantially larger. Reserves for contingencies are based on an assessment of the likelihood of an unfavorable outcome and the expected potential loss from such contingency, and are monitored by management. These reserves are maintained until such time as the matter is settled or the statutory period for adjustment has passed. Adjustments could be required in the future if we determine that the reserves for tax contingencies are inadequate. However, we believe that amounts currently provided for such matters are adequate and that the ultimate resolution of the examinations is not expected to have a material adverse effect on our consolidated financial position or results of operations. As of May 31, 2007, our reserves for such income tax contingencies are $22.5 million.
H3C is located in the Hangzhou High-tech Zone and obtained a preferential tax rate from the Municipal Tax Bureau because we qualified as a high-and-new technology company. H3C was entitled to tax concessions beginning in 2004 whereby it was exempted from the PRC income tax for two consecutive years and is entitled to a 50% reduction in income tax in the following three years. Consequently the H3C statutory tax rate is 7.5% in respect of calendar 2006, 2007 and 2008. Effective calendar 2009, we expect the H3C statutory rate to be 15%. In March 2007 the PRC enacted a Tax Reform Law, the broad objective of which is to standardize the tax treatment of foreign-owned enterprises with that of domestic-owned enterprises. One of the effects of the new law is that there will be a unified PRC corporate income tax rate of 25%. It is proposed that some high-tech enterprises will be exempt from the increased rate, and although much of the detail of the new law is yet to be issued in regulations, we believe that we will continue to qualify as a high-tech enterprise and therefore that these tax concessions will continue to be available for the foreseeable future.

Note 18: Net Loss per Share
The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Years Ended May 31,
	2007	2006	2005
Net loss	$(88,589)	$(100,675)	$(195,686)

Weighted-average shares — Basic	393,894	386,801	382,309
Effect of dilutive securities:
Employee stock options	—	—	—
Restricted stock	—	—	—

Weighted-average shares – Diluted	393,894	386,801	382,309

Net loss per share – Basic and Diluted
Net loss	$(0.22)	$(0.26)	$(0.51)

Employee stock options and restricted stock totaling 57.8 million shares in fiscal 2007, 63.5 million shares in fiscal 2006 and 65.1 million shares in fiscal 2005, were not included in the computation of diluted earnings per share as the net loss for these periods would have made their effect anti-dilutive.
Note 19: Segment Information
Based on the information provided to our chief operating decision-maker (CODM) for purposes of making decisions about allocating resources and assessing performance, prior to February 1, 2006, we reported one operating segment, 3Com.
Following the acquisition of a majority and controlling interest in H3C, we have two segments that provide information to the CODM. The operating structure is aligned along the SCN business and the acquired H3C business. Each of these segments has designated management teams with direct responsibility over the operations of the respective segments. Accordingly, our CODM now focuses primarily on information and analysis for purposes of making decisions about allocating resources and assessing performance. As a result, we currently report two operating segments, SCN and H3C.
Management evaluates segment performance based on segment net revenue, operating income (loss), net income (loss), and net assets.
Summarized financial information of our continuing operations by segment in 2007 and 2006 is as follows (in thousands).

	Year Ended May 31, 2007
	SCN	H3C	Eliminations	Total
Revenue	$642,816	$731,132	$(106,467)	$1,267,481
Gross profit	239,245	339,209	—	578,454
Sales and marketing, research and development, and general and administrative	337,523	291,680	—	629,203
Restructuring, amortization, and in-process research and development	19,493	62,279	—	81,772
Operating loss	(117,771)	(14,750)	—	(132,521)
Net (loss) income	$(81,446)	$19,049	$(26,192)	$(88,589)
Total expenditures for additions to property, plant and equipment	$11,686	$16,645	—	$28,331

Assets	$1,408,214	$1,394,199	$(651,321)	$2,151,092
Goodwill	$311,380	$455,064	—	$766,444

	Year Ended May 31, 2006
	SCN	H3C	Eliminations	Total
Revenue	$705,339	$108,290	$(18,822)	$794,807
Gross profit	276,627	51,437	—	328,064
Sales and marketing, research and development, and general and administrative	419,008	30,203	—	449,211
Restructuring, amortization, and in-process research and development	29,579	6,377	—	35,956
Operating (loss) income	(171,960)	14,857	—	(157,103)
Net (loss) income	$(114,420)	$21,568	$(7,823)	$(100,675)
Total expenditures for additions to property, plant and equipment	$14,426	$2,978	—	$17,404

Assets	$1,482,670	$406,981	$(28,290)	$1,861,361
Goodwill	$309,918	$44,341	—	$354,259
Certain product groups accounted for a significant portion of our sales. Sales from these product groups as a percentage of total sales for the past three fiscal years were as follows (in thousands):

	Years Ended May 31,
	2007		2006		2005
Networking	$1,028,090	81.1%	$577,038	72.6%	$494,492	75.9%
Security	120,053	9.5	88,012	11.1	25,760	4.0
Voice	68,033	5.4	56,632	7.1	44,950	6.9
Services	35,871	2.8	33,357	4.2	32,062	4.9
Connectivity Products	15,434	1.2	39,768	5.0	53,980	8.3

Total	$1,267,481		$794,807		$651,244

Sales from significant customers as a percentage of total consolidated sales for the past three fiscal years were as follows:

	Years Ended May 31,
Customer	2007	2006	2005
Huawei Technologies Co.	20%	4%	—%
Ingram Micro, Inc.	11%	19%	21%
Tech Data (1)	*	11%	13%

Total	31%	34%	34%

(1)	- Customer does meet the 10 percent threshold in fiscal 2007
Huawei Technologies Co, Ltd. (a customer of our H3C segment and the former minority shareholder of H3C) represented approximately 20 percent of our accounts receivable balance as of May 31, 2007. Ingram Micro, Inc (a customer of our SCN segment. represented approximately 24 percent of our accounts receivable balance as of May 31, 2007, compared to 16 percent for the previous fiscal year.
Note 20: Geographical Information
Sales by geographic region are as follows (in thousands):

	Years Ended May 31,
Sales	2007	2006	2005
Americas	$233,691	$248,532	$214,051
Latin and South America	70,419	72,164	57,717
Europe, Middle East, and Africa	272,826	298,545	294,753
Asia Pacific	103,501	91,396	84,723
China	587,044	84,170	—

Total	$1,267,481	$794,807	$651,244

Sales information by geography is reported based on the customer’s designated delivery point.

The growth in our international operations, which is due primarily to our acquisition of H3C, has increased our exposure to foreign currency fluctuations. Primary currencies of the revenue is U.S. dollars and Chinese Renminbi; expenses include Euros, Singapore Dollars, British Pounds, and Chinese Renminbi. The income statements of our international operations whose functional currencies are the local currencies, are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues and operating expenses. Conversely, our revenues and operating expenses will decrease when the U.S. dollar strengthens against foreign currencies.
Property and equipment by geographic region are as follows (in thousands):

	May 31,	May 31,
	2007	2006
Property and Equipment:
United States	$30,104	$41,186
United Kingdom	7,843	10,325
China	32,070	32,859
Other	6,443	4,739

Total	$76,460	$89,109

Property and equipment by geography is based on the physical location of the assets at the end of the fiscal year. As of May 31, 2007 and May 31, 2006, property and equipment in the United States, the United Kingdom and China exceeded ten percent of total property and equipment, as shown in the table above.
During fiscal 2006 our Europe, Middle East and Africa headquarters facility in Hemel Hempstead, United Kingdom was damaged by explosions at a third-party oil depot facility which occurred approximately one quarter mile from our facility. Approximately 300 employees and contractors worked at our Hemel campus, primarily in our sales, marketing and product operations groups. The incident occurred during non-business hours and no employee casualties or injuries were reported. We activated our back-up systems and established business operations at alternative facilities to ensure business continuity and minimize disruption to our customers. We believe we have sufficient insurance and recourse against third parties so that any loss incurred by us in connection with these explosions should not have a material adverse effect on our results of operations. During fiscal 2007 we have received approximately $28 million of insurance proceeds while the net book value of the building has been written off resulting in a gain of $8.0 million recorded in other income (expense), net. We are in the process of determining the feasibility of selling the Hemel land. We talked with prospective buyers and negotiations are underway. Before any potential sale can be completed the UK government must assess the ability to rebuild on the land. Since it is not believed that this process will be completed within the year we are still categorizing the land as held for use.
Note 21: Employee Benefit Plan and EARP
We have adopted a plan known as the 3Com 401(k) Plan (the 401(k) Plan) to provide retirement benefits to domestic employees. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Participants may elect to contribute from one percent to 22 percent of their annual compensation to the 401(k) Plan each calendar year, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, the 401 (k) Plan provides for contributions as determined by the Board of Directors. We match 50 percent for each dollar on the first six percent of eligible annual compensation contributed by the employee. Employees become vested in our matching contributions according to a three-year vesting schedule based on initial date of hire. Matching contributions to the 401 (k) Plan totaled $1.8 million in fiscal 2007, $2.2 million in fiscal 2006, and $2.2 million in fiscal 2005.
The closing of the acquisition triggered a bonus program for substantially all of H3C’s approximately 4,800 employees. This program, which was implemented by Huawei and 3Com in a prior period, is called the Equity Appreciation Rights Plan, or EARP, and funds a bonus pool based upon a percentage of the appreciation in H3C’s value from the initiation of the program to the time of the closing of the acquisition. A portion of the program is based on cumulative earnings of H3C. The total value of the EARP is expected to be approximately $180 million. Approximately $37 million was accrued by December 31, 2006. H3C recorded an incremental charge of approximately $57 million just prior to the closing of the acquisition. At May 31, 2007 the $57 million of the change-in-control was accrued for on the balance sheet and is expected to be paid in the first quarter of fiscal 2008. H3C expects the unvested portion amounting to $86 million to be accrued in H3C’s operating results over the next three years serving as a continued retention and incentive program for employees.

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
On December 5, 2001, TippingPoint and two of its current and former officers and directors, as well as the managing underwriters in TippingPoint’s initial public offering, were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit, which is part of a consolidated action that includes over 300 similar actions, is captioned In re Initial Public Offering Securities Litigation, Brian Levey vs. TippingPoint Technologies, Inc., et al. (Civil Action Number 01-CV-10976). The principal allegation in the lawsuit is that the defendants participated in a scheme to manipulate the initial public offering and subsequent market price of TippingPoint’s stock (and the stock of other public companies) by knowingly assisting the underwriters’ requirement that certain of their customers had to purchase stock in a specific initial public offering as a condition to being allocated shares in the initial public offerings of other companies. In relation to TippingPoint, the purported plaintiff class for the lawsuit is comprised of all persons who purchased TippingPoint stock from March 17, 2000 through December 6, 2000. The suit seeks rescission of the purchase prices paid by purchasers of shares of TippingPoint common stock. On September 10, 2002, TippingPoint’s counsel and counsel for the plaintiffs entered into an agreement pursuant to which the plaintiffs dismissed, without prejudice, TippingPoint’s former and current officers and directors from the lawsuit. In May 2003, a memorandum of understanding was executed by counsel for the plaintiffs, the issuer-defendants and their insurers setting forth the terms of a settlement that would result in the termination of all claims brought by the plaintiffs against the issuer-defendants and the individual defendants named in the lawsuit. In August 2003, TippingPoint’s Board of Directors approved the settlement terms described in the memorandum of understanding. In May 2004, TippingPoint signed a settlement agreement on behalf of itself and its current and former directors and officers with the plaintiffs. This settlement agreement formalizes the previously approved terms of the memorandum of understanding and, subject to certain conditions, provides for the complete dismissal, with prejudice, of all claims against TippingPoint and its current and former directors and officers. Any direct financial impact of the settlement is expected to be borne by TippingPoint’s insurers. On August 31, 2005, the District Court issued its preliminary approval of the settlement terms. The settlement remains subject to numerous conditions, including final approval by the District Court. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit held that the District Court erred in granting class-action status to six “focus cases” of the consolidated class action lawsuits that comprise the action. The impact of this decision on the settlement is uncertain. The Plaintiffs petitioned the Second Circuit to hear this case en banc, but the appeals court rejected the petition. The matter is now back before the District Court. If the settlement does not occur for any reason and the litigation against TippingPoint continues, we intend to defend this action vigorously, and to the extent necessary, to seek indemnification and/or contribution from the underwriters in TippingPoint’s initial public offering pursuant to its underwriting agreement with the underwriters. However, there can be no assurance that indemnification or contribution will be available to TippingPoint or enforceable against the underwriters.
On December 22, 2006, Australia’s Commonwealth Scientific and Research Organization (CSIRO) filed suit in the United States District Court for the Eastern District of Texas (Tyler Division) against several manufacturers and suppliers of wireless products, including 3Com, seeking money damages and injunctive relief. The complaint alleges that the manufacture, use, and sale of wireless products compliant with the IEEE 802.11(a) or 802.11(g) wireless standards infringes on CSIRO’s patent, U.S. Patent No. 5,487,069. On March 9, 2007, 3Com filed its Answer, denying infringement and claiming invalidity and unenforceability of the CSIRO patent, among other defenses. The case is in the discovery phase of litigation. The majority of 3Com’s wireless products are supplied to the Company under OEM Purchase and Development Agreements that impose substantial intellectual property indemnifications obligations upon 3Com’s suppliers. We cannot make any predictions as to the outcome of this litigation and intend to vigorously defend the matter.

Note 23: Impairment Charge
During the closing process for the three months ended February 28, 2006, management decided to discontinue certain development plans utilizing a purchased technology license for which we did not have an alternative use. Management believed this decision indicated that the carrying value of the related asset may have been impaired and that an impairment analysis should be performed. In performing the analysis for recoverability, management estimated the future cash flows expected to result from this license. We recorded a $4.2 million impairment charge based on this recoverability analysis. The impaired asset was fully written off and recorded in research and development as of February 28, 2006. There were no impairment charges recorded in 2007.
Note 24: Quarterly Results of Operations (Unaudited)

	Fiscal 2007				Fiscal 2006
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Sales	$300,144	$332,976	$323,441	$310,920	$177,636	$184,332	$177,563	$255,276

Gross profit	136,429	150,151	153,437	138,437	70,066	74,315	72,406	111,277
Gross profit margin %	45.5%	45.1%	47.4%	44.5%	39.4%	40.3%	40.8%	43.6%

Operating loss	(20,868)	(9,380)	(8,935)	(93,338)	(46,685)	(42,226)	(47,272)	(20,920)

Net loss	(14,068)	(3,516)	(4,779)	(66,226)	(42,041)	(10,700)	(32,760)	(15,174)

Basic and diluted loss per share	$(0.04)	$(0.01)	$(0.01)	$(0.17)	$(0.11)	$(0.03)	$(0.08)	$(0.04)
We acquired majority (51 percent) ownership of Huawei-3Com Co., Ltd. (“H3C”), a China-based joint venture, on January 27, 2006 and determined it was then appropriate to consolidate H3C’s results. For convenience of close purposes we consolidated the results of H3C beginning February 1, 2006. H3C follows a calendar year basis of reporting and therefore results are consolidated on a two-month time lag. On November 27, 2006, the shareholders agreed that 3Com buy Shenzhen Huawei’s 49 percent shares of the Company for $882 million. The transaction was approved by the Chinese government. On March 29, 2007, 3Com Technologies completed its purchase at which time the purchase price was paid in full. Huawei-3Com Co., Limited is now known as H3C Technologies Co., Limited, or H3C.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of June 1, 2007, our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 1, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our management has assessed the effectiveness of our internal control over financial reporting as of June 1, 2007. Management’s evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
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
Based on the COSO criteria and our management’s evaluation, our management has concluded that our internal control over financial reporting was effective as of June 1, 2007.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
3Com Corporation
Marlborough, Massachusetts
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, included in Item 9A of the Annual Report on Form 10-K, that 3Com Corporation and its subsidiaries (3Com or the “Company”) maintained effective internal control over financial reporting as of June 1, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 1, 2007 is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 1, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 1, 2007 of the Company and our report dated July 31, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule, and includes an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(Revised), Share-Based Payment.
/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
July 31, 2007

ITEM 9B. OTHER INFORMATION
None
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(a) Directors
Incorporated herein by reference is the information appearing under the caption “Nominees and Other Directors” in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders (Proxy Statement).
(b) Executive Officers
Incorporated herein by reference is the information appearing under the caption “Executive Officers of the Registrant” in Part I of Item I of this Annual Report on Form 10-K.
(c) Section 16(a) Beneficial Ownership Reporting Compliance
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
(e) Corporate Governance
Incorporated herein by reference is the information appearing under the caption “Corporate Governance” in our Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the sections captioned “Executive Compensation”, “Employment, Severance and Change-of-Control Arrangements”, “Director Compensation”,” Compensation Discussion and Analysis”, “Compensation Committee Report” and “Corporate Governance/Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of this Annual Report on Form 10-K is incorporated by reference from the information appearing under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the sections captioned “Related Person Transactions” and “Corporate Governance” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements — See Index to Consolidated Financial Statements and Financial Statement Schedule at page 53 of this Form 10-K.

	(2)	Financial Statement Schedule — See Financial Statement Schedule at page 105 of this Form 10-K.

	(3)	Exhibits — See Exhibit Index at page 98 of this Form 10-K.

(b)	See Exhibit Index at page 98 of this Form 10-K.

(c)	See Index to Consolidated Financial Statements and Financial Statement Schedule at page 53 of this Form 10-K.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	002-92053	2.1	4/4/00

2.2	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.	10-Q	002-92053	2.11	4/4/00

2.3	Agreement and Plan of Merger, dated December 13, 2004, by and among the Registrant, Topaz Acquisition Corporation and TippingPoint Technologies, Inc.	8-K	000-12867	2.1	12/16/04

2.4	Securities Purchase Agreement by and among 3Com Corporation, 3Com Technologies, Huawei Technologies Co., Ltd. and Shenzhen Huawei Investment & Holding Co., Ltd., dated as of October 28, 2005	8-K/A	000-12867	2.1	3/30/06

2.5	Stock Purchase Agreement by and between Shenzhen Huawei Investment & Holding Co., Ltd. and 3Com Technologies, dated as of December 22, 2006	8-K	000-12867	10.1	12/27/06

3.1	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger	10-Q	002-92053	3.4	10/8/99

3.2	Registrant’s Bylaws, as amended on March 23, 2005	8-K	000-12867	3.1	3/28/05

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	10-Q	000-12867	3.6	10/11/01

4.1	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002	8-A/A	000-12867	4.1	11/27/02

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1	3Com Corporation 1983 Stock Option Plan, as amended and restated effective September 30, 2001*	10-Q	000-12867	10.1	1/11/02

10.2	3Com Corporation 1984 Employee Stock Purchase Plan, as amended and restated as of July 15, 2003*	10-K	000-12867	10.3	8/1/03

10.3	3Com Corporation Director Stock Option Plan, as amended*	10-Q	000-12867	10.4	10/10/03

10.4	3Com Corporation Restricted Stock Plan, as amended July 1, 2001*	10-K	000-12867	10.6	8/2/02

10.5	3Com Corporation 1994 Stock Option Plan, as amended and restated effective April 30, 2002*	10-K	000-12867	10.7	8/2/02

10.6	3Com Corporation 2003 Stock Plan, as amended*	8-K	000-12867	10.1	10/3/05

10.7	Stand Alone Stock Option Agreement dated January 25, 2006 by and between R. Scott Murray and 3Com Corporation *	10-Q	000-12867	10.8	4/10/06

10.8	Stand Alone Stock Option Agreement dated September 5, 2006 by and between Edgar Masri and 3Com Corporation *	10-Q	000-12867	10.2	10/10/06

10.9	Stand Alone Stock Option Agreement dated July 3, 2007 by and between Jay Zager and 3Com Corporation *	S-8	333-144322	10.2	7/3/07

10.10	Stand Alone Restricted Stock Agreement dated July 3, 2007 by and between Jay Zager and 3Com Corporation *	S-8	333-144322	10.3	7/3/07

10.11	Form of Stock Option Agreement for 2003 Stock Plan (Non-Employee Directors)	10-K	000-12867	10.7	8/5/05

10.12	Form of Stock Option Agreement for 2003 Stock Plan (Employees)*	10-K	000-12867	10.8	8/5/05

10.13	Form of Performance Accelerated Vesting Restricted Stock Agreement*	10-K	000-12867	10.9	8/5/05

10.14	Form of Performance Vesting Restricted Stock Agreement*	10-Q	000-12867	10.6	4/10/06

10.15	Form of Restricted Stock Grant Agreement – Standard 4-Year Vesting*	10-K	000-12867	10.10	8/5/05

10.16	Form of Restricted Stock Agreement (Time-Based Vesting)*	8-K	000-12867	10.2	11/17/05

10.17	Form of Restricted Stock Unit Grant Award Agreement*	10-Q	000-12867	10.3	10/10/06

10.18	R. Scott Murray Employment Agreement, amended and restated as of February 2, 2006, between the registrant and R. Scott Murray *	8-K/A	000-12867	10.1	2/6/06

10.19	Performance Vesting Restricted Stock Agreement dated January 25, 2006 by and between R. Scott Murray and 3Com Corporation *	10-Q	000-12867	10.7	4/10/06

10.20	Edgar Masri Employment Agreement, dated as of August 8, 2007, between the registrant and Edgar Masri *	8-K	000-12867	10.1	8/9/06

10.21	Employment Agreement, effective as of March 29, 2007, between H3C and Shusheng Zheng*					X

10.22	Offer Letter dated May 9, 2007 between the Registrant and Jay Zager*	8-K	000-12867	10.1	5/10/07

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.23	Offer Letter dated June 19, 2004 between the Registrant and Donald M, Halsted III*	10-K	000-12867	10.16	8/11/06

10.24	Offer Letter dated September 12, 2003 between the Registrant and Neal D. Goldman*	10-K	000-12867	10.17	8/11/06

10.25	Offer Letter dated November 2, 2005 between the Registrant and Marc Willebeek-LeMair*	10-K	000-12867	10.18	8/11/06

10.26	Offer Letter dated April 11, 2006 between the Registrant and Robert Dechant*	8-K	000-12867	10.1	4/17/06

10.27	Offer Letter dated November 2, 2005 between the Registrant and James Hamilton*					X

10.28	Severance Benefits Agreement dated February 28, 2007, between the Registrant and James Hamilton*					X

10.29	Robert Y. L. Mao Employment Agreement, dated as of August 7, 2006, between the registrant and Robert Mao*					X

10.30	Summary of Executive Officer Fiscal 2008 Compensation	8-K	000-12867	Text of Item 5.02(e)	7/27/07

10.31	Summary of Equity Appreciation Rights Plan (H3C Technologies)*					X

10.32	3Com Corporation Section 16 Officer Severance Plan, amended and restated effective September 11, 2006 *	10-Q	000-12867	10.3	1/09/07

10.33	Above Grade Severance Plan effective September 11, 2006 *					X

10.34	Form of Severance Benefits Agreement between the Registrant and each of the officers or former officers named in our proxy statement (other than Messrs. Masri and Mao)*	8-K	000-12867	10.3	4/4/06

10.35	Form of Management Retention Agreement between the Registrant and each of the following officers or former officers named in our proxy statement: Messrs. Goldman, Halsted, Hamilton and Willebeek-LeMair*	10-K	000-12867	10.15	8/5/05

10.36	Form of Management Retention Agreement between the Registrant and the following officers or former officers named in our proxy statements: Messrs. Dechant, Zheng and Zager and future executive officers*					X

10.37	3Com Corporation Deferred Compensation Plan*	10-K	000-12867	10.23	8/9/04

10.38	Form of Indemnity Agreement between the Registrant and its officers and directors	S-3/A	333-102591	10.1	4/9/03

10.39	3Com Corporation Consultant Services Agreement made as of August 8, 2006 by and between 3Com Corporation and Anik Bose*	8-K	000-12867	10.1	8/11/06

10.40	Office Lease, dated as of November 26, 2002, by and between Marlborough Campus Limited Partnership and the Registrant	10-K	000-12867	10.20	8/9/04

10.41	First Amendment to Lease, dated as of November 26, 2002, by and between Marlborough Campus Limited Partnership and the Registrant	10-K	000-12867	10.17	8/5/05

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.42	Second Amendment to Lease, dated as of July 18, 2005, by and between 3Com Corporation and Marlborough Campus Limited Partnership	10-Q	000-12867	10.2	4/5/05

10.43	Third Amendment to Lease, dated as of July 18, 2005, by and between 3Com Corporation and Marlborough Campus Limited Partnership	8-K	000-12867	10.1	7/22/05

10.44	Fourth Amendment to Lease dated as of December 12, 2005 by and between Marlborough Campus Limited Partnership and 3Com Corporation	10-Q	000-12867	10.1	1/09/07

10.45	Fifth Amendment to Lease dated as of October 27, 2006 by and between Bel Marlborough I LLC and 3Com Corporation	10-Q	000-12867	10.2	1/09/07

10.46	Agreement for the Lease of Hangzhou Real Property between Huawei Technologies Co. Ltd. and Hangzhou Huawei-3Com Technology Co., Ltd. dated January 1, 2004	10-Q	000-12867	10.7	10/10/06

10.47	Purchase and Sale Agreement made as of July 24, 2006 by and between 3Com Corporation and SSC II, L.P.	8-K	000-12867	10.1	7/26/06

10.48	Shareholders’ Agreement by and among Shenzhen Huawei Investment & Holding Co. Ltd., 3Com Technologies and Huawei-3Com Co., Ltd. (the “Shareholders’ Agreement”) dated as of November 15, 2003 (Certain Portions Omitted; Confidential Treatment Requested)	10-K	000-12867	10.33	8/11/06

10.49	Amendment No. 1 to the Shareholders‘ Agreement dated as of July 31, 2004 (Certain Potions Omitted; Confidential Treatment Requested)	10-K	000-12867	10.34	8/11/06

10.50	Amendment No. 2 to the Shareholders’ Agreement dated as of January 27, 2006 (Certain Portions Omitted; Confidential Treatment Requested)	10-K	000-12867	10.35	8/11/06

10.51	Credit and Guaranty Agreement dated as of March 22, 2007 among H3C Holdings Limited, as Borrower, 3Com Corporation, 3Com Holdings Limited and 3Com Technologies, as Holdco Guarantors, various Lenders, Goldman Sachs Credit Partners L.P., as Mandated Lead Arranger, Bookrunner, Administrative Agent and Syndication Agent, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	8-K	000-12867	10.1	3/23/07

10.52	Amended and Restated Credit and Guaranty Agreement dated as of May 25, 2007 and effective as of May 31, 2007 among H3C Holdings Limited, as Borrower, 3Com Corporation, 3Com Holdings Limited and 3Com Technologies, as Holdco Guarantors, H3C Technologies Co., Limited, as Guarantor, various Lenders, Goldman Sachs Credit Partners L.P., as Mandated Lead Arranger, Bookrunner, Administrative Agent and Syndication Agent, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	8-K	000-12867	10.1	5/25/07

Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.53	Borrower Share Charge dated March 22, 2007 among 3Com Technologies, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent					X

10.54	Borrower Fixed and Floating Charge dated March 22, 2007 among H3C Holdings Limited, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent					X

10.55	Borrower Charge Over Bank Accounts dated March 22, 2007 among H3C Holdings Limited, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent					X

10.56	H3C Fixed and Floating Charge dated April 3, 2007 among Huawei-3Com Co., Limited, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent					X

10.57	H3C Share Mortgage dated March 30, 2007 among H3C Holdings Limited, as Mortgagor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent					X

10.58	H3C Equitable Share Charge dated March 29, 2007 among 3Com Technologies, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent					X

10.59	Deed of Charge in relation to the 100% equity interests in WFOE dated April 3, 2007 among Huawei-3Com Co., Limited, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent					X

10.60	Deed of Charge in relation to the 100% equity interests in Queenhive dated April 3, 2007 among Huawei-3Com Co., Limited, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent					X

10.61	Deed of Release made March 30, 2007 by Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent, in favour of 3Com Technologies					X

10.62	Commitment Letter, dated as of December 20, 2006, by and between 3Com Technologies and Goldman Sachs Credit Partners L.P.	10-Q	000-12867	10.1	4/09/07

Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
21.1	Subsidiaries of Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP					X

31.1	Certification of Principal Executive Officer					X

31.2	Certification of Principal Financial Officer					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of July, 2007.

3COM CORPORATION (Registrant)
By:	/s/ Edgar Masri
Edgar Masri
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of July, 2007.

Signature	Title
President, Chief Executive Officer
/s/ Edgar Masri	and Director
(Edgar Masri)	(Principal Executive Officer)

Executive Vice President, Finance
/s/ Jay Zager	and Chief Financial Officer
(Jay Zager)	(Principal Financial and Accounting Officer)

/s/ Eric A. Benhamou	Chairman of the Board
(Eric A. Benhamou)

/s/ Gary T. DiCamillo	Director
(Gary T. DiCamillo)

/s/ James R. Long	Director
(James R. Long)

/s/ Robert Mao	Director
(Robert Mao)

/s/ Raj Reddy	Director
(Raj Reddy)

/s/ Dominique Trempont	Director
(Dominique Trempont)

/s/ Paul G. Yovovich	Director
(Paul G. Yovovich)

SCHEDULE II
3Com Corporation
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended May 31, 2005, 2006, and 2007
(In thousands)

		Additions
	Balance at	Charged to					Balance at
	Beginning of	Costs and					End of
Description	Period	Expenses	Other		Deductions		Period
Year ended May 31, 2005:

Allowance for doubtful accounts	$16,276	$(2,251)	$793	(2)	$(272)	(1)	$15,090
Allowance for product returns	5,917	20,578	—		21,443		5,052
Accrued product warranty	43,825	30,867	—		32,910		41,782

Year ended May 31, 2006:

Allowance for doubtful accounts	$15,090	$1,000	$165	(3)	$(167)	(1)	$16,422
Allowance for product returns	5,052	15,288	6,768	(3)	18,416		8,692
Accrued product warranty	41,782	28,424	4,543	(3)	32,958		41,791

Year ended May 31, 2007:

Allowance for doubtful accounts	16,422	$(586)	$—		$544	(1)	$15,292
Allowance for product returns	8,692	13,963	—		16,614		6,041
Accrued product warranty	41,791	46,406	—		47,601		40,596

(1)	Accounts written off — net of recoveries

(2)	Represents reserves related to the TippingPoint acquisition

(3)	Represents reserves related to the H3C acquisition

EXHIBIT INDEX

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	002-92053	2.1	4/4/00

2.2	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.	10-Q	002-92053	2.11	4/4/00

2.3	Agreement and Plan of Merger, dated December 13, 2004, by and among the Registrant, Topaz Acquisition Corporation and TippingPoint Technologies, Inc.	8-K	000-12867	2.1	12/16/04

2.4	Securities Purchase Agreement by and among 3Com Corporation, 3Com Technologies, Huawei Technologies Co., Ltd. and Shenzhen Huawei Investment & Holding Co., Ltd., dated as of October 28, 2005	8-K/A	000-12867	2.1	3/30/06

2.5	Stock Purchase Agreement by and between Shenzhen Huawei Investment & Holding Co., Ltd. and 3Com Technologies, dated as of December 22, 2006	8-K	000-12867	10.1	12/27/06

3.1	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger	10-Q	002-92053	3.4	10/8/99

3.2	Registrant’s Bylaws, as amended on March 23, 2005	8-K	000-12867	3.1	3/28/05

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	10-Q	000-12867	3.6	10/11/01

4.1	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002	8-A/A	000-12867	4.1	11/27/02

10.1	3Com Corporation 1983 Stock Option Plan, as amended and restated effective September 30, 2001*	10-Q	000-12867	10.1	1/11/02

10.2	3Com Corporation 1984 Employee Stock Purchase Plan, as amended and restated as of July 15, 2003*	10-K	000-12867	10.3	8/1/03

10.3	3Com Corporation Director Stock Option Plan, as amended*	10-Q	000-12867	10.4	10/10/03

10.4	3Com Corporation Restricted Stock Plan, as amended July 1, 2001*	10-K	000-12867	10.6	8/2/02

10.5	3Com Corporation 1994 Stock Option Plan, as amended and restated effective April 30, 2002*	10-K	000-12867	10.7	8/2/02

10.6	3Com Corporation 2003 Stock Plan, as amended*	8-K	000-12867	10.1	10/3/05

10.7	Stand Alone Stock Option Agreement dated January 25, 2006 by and between R. Scott Murray and 3Com Corporation *	10-Q	000-12867	10.8	4/10/06

10.8	Stand Alone Stock Option Agreement dated September 5, 2006 by and between Edgar Masri and 3Com Corporation *	10-Q	000-12867	10.2	10/10/06

10.9	Stand Alone Stock Option Agreement dated July 3, 2007 by and between Jay Zager and 3Com Corporation *	S-8	333-144322	10.2	7/3/07

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.10	Stand Alone Restricted Stock Agreement dated July 3, 2007 by and between Jay Zager and 3Com Corporation *	S-8	333-144322	10.3	7/3/07

10.11	Form of Stock Option Agreement for 2003 Stock Plan (Non-Employee Directors)	10-K	000-12867	10.7	8/5/05

10.12	Form of Stock Option Agreement for 2003 Stock Plan (Employees)*	10-K	000-12867	10.8	8/5/05

10.13	Form of Performance Accelerated Vesting Restricted Stock Agreement*	10-K	000-12867	10.9	8/5/05

10.14	Form of Performance Vesting Restricted Stock Agreement*	10-Q	000-12867	10.6	4/10/06

10.15	Form of Restricted Stock Grant Agreement – Standard 4-Year Vesting*	10-K	000-12867	10.10	8/5/05

10.16	Form of Restricted Stock Agreement (Time-Based Vesting)*	8-K	000-12867	10.2	11/17/05

10.17	Form of Restricted Stock Unit Grant Award Agreement*	10-Q	000-12867	10.3	10/10/06

10.18	R. Scott Murray Employment Agreement, amended and restated as of February 2, 2006, between the registrant and R. Scott Murray *	8-K/A	000-12867	10.1	2/6/06

10.19	Performance Vesting Restricted Stock Agreement dated January 25, 2006 by and between R. Scott Murray and 3Com Corporation *	10-Q	000-12867	10.7	4/10/06

10.20	Edgar Masri Employment Agreement, dated as of August 8, 2007, between the registrant and Edgar Masri *	8-K	000-12867	10.1	8/9/06

10.21	Employment Agreement, effective as of March 29, 2007, between H3C and Shusheng Zheng*					X

10.22	Offer Letter dated May 9, 2007 between the Registrant and Jay Zager*	8-K	000-12867	10.1	5/10/07

10.23	Offer Letter dated June 19, 2004 between the Registrant and Donald M, Halsted III*	10-K	000-12867	10.16	8/11/06

10.24	Offer Letter dated September 12, 2003 between the Registrant and Neal D. Goldman*	10-K	000-12867	10.17	8/11/06

10.25	Offer Letter dated November 2, 2005 between the Registrant and Marc Willebeek-LeMair*	10-K	000-12867	10.18	8/11/06

10.26	Offer Letter dated April 11, 2006 between the Registrant and Robert Dechant*	8-K	000-12867	10.1	4/17/06

10.27	Offer Letter dated November 2, 2005 between the Registrant and James Hamilton*					X

10.28	Severance Benefits Agreement dated February 28, 2007, between the Registrant and James Hamilton*					X

10.29	Robert Y. L. Mao Employment Agreement, dated as of August 7, 2006, between the registrant and Robert Mao*					X

10.30	Summary of Executive Officer Fiscal 2008 Compensation	8-K	000-12867	Text of Item 5.02(e)	7/27/07

10.31	Summary of Equity Appreciation Rights Plan (H3C Technologies)*					X

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.32	3Com Corporation Section 16 Officer Severance Plan, amended and restated effective September 11, 2006 *	10-Q	000-12867	10.3	1/09/07

10.33	Above Grade Severance Plan effective September 11, 2006 *					X

10.34	Form of Severance Benefits Agreement between the Registrant and each of the officers or former officers named in our proxy statement (other than Messrs. Masri and Mao)*	8-K	000-12867	10.3	4/4/06

10.35	Form of Management Retention Agreement between the Registrant and each of the following officers or former officers named in our proxy statement: Messrs. Goldman, Halsted, Hamilton and Willebeek-LeMair*	10-K	000-12867	10.15	8/5/05

10.36	Form of Management Retention Agreement between the Registrant and the following officers or former officers named in our proxy statements: Messrs. Dechant, Zheng and Zager and future executive officers*					X

10.37	3Com Corporation Deferred Compensation Plan*	10-K	000-12867	10.23	8/9/04

10.38	Form of Indemnity Agreement between the Registrant and its officers and directors	S-3/A	333-102591	10.1	4/9/03

10.39	3Com Corporation Consultant Services Agreement made as of August 8, 2006 by and between 3Com Corporation and Anik Bose*	8-K	000-12867	10.1	8/11/06

10.40	Office Lease, dated as of November 26, 2002, by and between Marlborough Campus Limited Partnership and the Registrant	10-K	000-12867	10.20	8/9/04

10.41	First Amendment to Lease, dated as of November 26, 2002, by and between Marlborough Campus Limited Partnership and the Registrant	10-K	000-12867	10.17	8/5/05

10.42	Second Amendment to Lease, dated as of July 18, 2005, by and between 3Com Corporation and Marlborough Campus Limited Partnership	10-Q	000-12867	10.2	4/5/05

10.43	Third Amendment to Lease, dated as of July 18, 2005, by and between 3Com Corporation and Marlborough Campus Limited Partnership	8-K	000-12867	10.1	7/22/05

10.44	Fourth Amendment to Lease dated as of December 12, 2005 by and between Marlborough Campus Limited Partnership and 3Com Corporation	10-Q	000-12867	10.1	1/09/07

10.45	Fifth Amendment to Lease dated as of October 27, 2006 by and between Bel Marlborough I LLC and 3Com Corporation	10-Q	000-12867	10.2	1/09/07

10.46	Agreement for the Lease of Hangzhou Real Property between Huawei Technologies Co. Ltd. and Hangzhou Huawei-3Com Technology Co., Ltd. dated January 1, 2004	10-Q	000-12867	10.7	10/10/06

10.47	Purchase and Sale Agreement made as of July 24, 2006 by and between 3Com Corporation and SSC II, L.P.	8-K	000-12867	10.1	7/26/06

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.48	Shareholders’ Agreement by and among Shenzhen Huawei Investment & Holding Co. Ltd., 3Com Technologies and Huawei-3Com Co., Ltd. (the “Shareholders’ Agreement”) dated as of November 15, 2003 (Certain Portions Omitted; Confidential Treatment Requested)	10-K	000-12867	10.33	8/11/06

10.49	Amendment No. 1 to the Shareholders‘ Agreement dated as of July 31, 2004 (Certain Potions Omitted; Confidential Treatment Requested)	10-K	000-12867	10.34	8/11/06

10.50	Amendment No. 2 to the Shareholders’ Agreement dated as of January 27, 2006 (Certain Portions Omitted; Confidential Treatment Requested)	10-K	000-12867	10.35	8/11/06

10.51	Credit and Guaranty Agreement dated as of March 22, 2007 among H3C Holdings Limited, as Borrower, 3Com Corporation, 3Com Holdings Limited and 3Com Technologies, as Holdco Guarantors, various Lenders, Goldman Sachs Credit Partners L.P., as Mandated Lead Arranger, Bookrunner, Administrative Agent and Syndication Agent, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	8-K	000-12867	10.1	3/23/07

10.52	Amended and Restated Credit and Guaranty Agreement dated as of May 25, 2007 and effective as of May 31, 2007 among H3C Holdings Limited, as Borrower, 3Com Corporation, 3Com Holdings Limited and 3Com Technologies, as Holdco Guarantors, H3C Technologies Co., Limited, as Guarantor, various Lenders, Goldman Sachs Credit Partners L.P., as Mandated Lead Arranger, Bookrunner, Administrative Agent and Syndication Agent, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	8-K	000-12867	10.1	5/25/07

10.53	Borrower Share Charge dated March 22, 2007 among 3Com Technologies, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent					X

10.54	Borrower Fixed and Floating Charge dated March 22, 2007 among H3C Holdings Limited, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent					X

10.55	Borrower Charge Over Bank Accounts dated March 22, 2007 among H3C Holdings Limited, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent					X

Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.56	H3C Fixed and Floating Charge dated April 3, 2007 among Huawei-3Com Co., Limited, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent					X

10.57	H3C Share Mortgage dated March 30, 2007 among H3C Holdings Limited, as Mortgagor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent					X

10.58	H3C Equitable Share Charge dated March 29, 2007 among 3Com Technologies, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent					X

10.59	Deed of Charge in relation to the 100% equity interests in WFOE dated April 3, 2007 among Huawei-3Com Co., Limited, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent					X

10.60	Deed of Charge in relation to the 100% equity interests in Queenhive dated April 3, 2007 among Huawei-3Com Co., Limited, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent					X

10.61	Deed of Release made March 30, 2007 by Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent, in favour of 3Com Technologies					X

10.62	Commitment Letter, dated as of December 20, 2006, by and between 3Com Technologies and Goldman Sachs Credit Partners L.P.	10-Q	000-12867	10.1	4/09/07

21.1	Subsidiaries of Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP					X

31.1	Certification of Principal Executive Officer					X

31.2	Certification of Principal Financial Officer					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan or arrangement