Form 10-Q
period 2007-08-31
3COM CORP
filed 2007-10-09
CIK 738076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10- Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
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
FOR THE QUARTER ENDED AUGUST 31, 2007

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
3Com, the 3Com logo, Digital Vaccine, NBX, TippingPoint Technologies, and TippingPoint are registered trademarks and VCX is a trademark of 3Com Corporation or its subsidiaries. H3C is a trademark of H3C Technologies Co., Limited. Other product and brand names may be trademarks or registered trademarks of their respective owners.
This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future: future growth; future growth of H3C, including strategy, growth, management of growth, dependence, expected benefits, method of consolidation, tax rate, sales from China, adjustments to preliminary purchase price allocation for 49 percent acquisition, and resources needed to comply with Sarbanes-Oxley and manage operations; impact of SFAS No. 123(R) and other accounting regulations; expected annual amortization expense; TippingPoint IPO; environment for enterprise networking equipment; challenges relating to sales growth; supply of components; trend towards Gigabit products; research and development focus; characteristics of IPS and certain H3C products; future sales of connectivity products; re-assessment, development and execution of our “go-to-market” strategy; strategic product and technology development plans; management of DVBU and Corporate segments to reach sustained profitability; goal of profitability; dependence on China; ability to satisfy cash requirements for at least the next twelve months; restructuring activities and expected charges to be incurred; potential additional restructuring and cost reduction activities; expected sale of land; expected cost savings from restructuring activities and integration; potential acquisitions and strategic relationships including our announced proposed acquisition by an entity controlled by an affiliate of Bain Capital; future contractual obligations; recovery of deferred tax assets; reserves; market risk; outsourcing; competition and pricing pressures; and effect of litigation; and you can identify these and other forward-looking statements by the use of words such as “may,” “can,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any forward-looking statements.

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
In this Form 10-Q we refer to the People’s Republic of China as China or the PRC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
3COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	August 31,
(In thousands, except per share data)	2007	2006
Sales	$319,434	$300,144
Cost of sales	170,498	163,715

Gross profit	148,936	136,429

Operating expenses:
Sales and marketing	74,404	77,122
Research and development	52,310	47,793
General and administrative	21,478	20,276
Amortization	26,006	12,181
Restructuring charges (benefit)	425	(75)

Total operating expenses	174,623	157,297

Operating loss	(25,687)	(20,868)
Gain on investments, net	327	2,292
Interest (expense) income, net	(3,567)	10,090
Other income, net	12,084	4,718
Loss before income taxes and minority interest	(16,843)	(3,768)
Income tax provision	(1,811)	(1,358)
Minority interest in income of consolidated joint venture	—	(8,942)

Net loss	$(18,654)	$(14,068)

Basic and diluted net loss per share	$(0.05)	$(0.04)

Shares used in computing per share amounts:
Basic and diluted	397,041	391,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 31,	May 31 ,
(In thousands, except per share data)	2007	2007
ASSETS
Current assets:
Cash and equivalents	$501,046	$559,217
Accounts receivable, less allowance for doubtful accounts of $15,643 and $15,292 respectively	132,589	102,952
Inventories	104,735	107,988
Notes receivable	64,883	77,368
Other current assets	48,271	50,157

Total current assets	851,524	897,682
Property and equipment, less accumulated depreciation and amortization of $196,473 and $234,554 respectively	69,250	76,460
Goodwill	767,274	766,444
Intangible assets, net	347,368	371,289
Deposits and other assets	29,809	39,217

Total assets	$2,065,225	$2,151,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$106,262	$110,430
Current portion of long-term debt	94,000	94,000
Accrued liabilities and other	370,633	435,638

Total current liabilities	570,895	640,068
Deferred taxes and long-term obligations	14,542	23,725
Long-term debt	336,000	336,000
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value, 990,000 shares authorized; shares issued: 399,557 and 399,064 respectively	2,327,872	2,323,356
Retained deficit	(1,195,060)	(1,176,406)
Accumulated other comprehensive income	10,976	4,349

Total stockholders’ equity	1,143,788	1,151,299

Total liabilities and stockholders’ equity	$2,065,225	$2,151,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	August 31,
(In thousands)	2007	2006
Cash flows from operating activities:
Net loss	$(18,654)	$(14,068)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	34,666	20,095
Stock-based compensation charges	3,863	3,287
Loss (gain) on property and equipment disposals	49	(7,605)
Gain on investments, net	(185)	(2,422)
Minority interest in income of consolidated joint venture	—	8,942
Deferred income taxes	(845)	(3,716)
Changes in assets and liabilities:
Accounts receivable	(17,152)	(5,838)
Inventories	4,697	(21,662)
Other assets	2,945	14,314
Accounts payable	(4,001)	(6,623)
Other liabilities	(64,390)	18,582

Net cash (used in) provided by operating activities	(59,007)	3,286

Cash flows from investing activities:
Purchases of investments	—	(190,310)
Proceeds from maturities and sales of investments	442	180,524
Purchases of property and equipment	(5,607)	(6,012)
Proceeds from sale of property and equipment	645	33,108

Net cash (used in) provided by investing activities	(4,520)	17,310

Cash flows from financing activities:
Issuances of common stock	837	2,934
Repurchases of common stock	(183)	(187)

Net cash provided by financing activities	654	2,747

Effect of exchange rate changes on cash and equivalents	4,702	737

Net change in cash and equivalents during period	(58,171)	24,080
Cash and equivalents, beginning of period	559,217	501,097

Cash and equivalents, end of period	$501,046	$525,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our financial position as of August 31, 2007 and June 1, 2007, our results of operations for the three months ended August 31, 2007 and September 1, 2006 and our cash flows for the three months ended August 31, 2007 and September 1, 2006.
We use a 52 or 53 week fiscal year ending on the Friday nearest to May 31. For convenience, the condensed consolidated financial statements have been shown as ending on the last day of the calendar month. Accordingly, the three months ended August 31, 2007 ended on August 31, 2007, the three months ended August 31, 2006 ended on September 1, 2006, and the year ended May 31, 2006 ended on June 1, 2007. The results of operations for the three months ended August 31, 2007 may not be indicative of the results to be expected for the fiscal year ending May 30, 2008 or any future periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended June 1, 2007.
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). The interpretation requires companies to recognize the tax benefits of uncertain tax positions only where the position is more likely than not to be sustained upon examination by tax authorities. The amount recognized would be the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability would be recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty on the excess. FIN 48 will require, among other items, a tabular reconciliation of the change during the reporting period, in the aggregate unrecognized tax benefits claimed or expected to be claimed in tax returns and disclosure relating to accrued interest and penalties for unrecognized tax benefits. Additional disclosure will also be required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next twelve months. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of June 2, 2007. See Note 5 - Income Taxes.
Recently issued accounting pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by 3Com in the first quarter of fiscal 2009. We have not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on our results of operations or financial condition.
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
NOTE 2. STOCK-BASED COMPENSATION
In order to determine the fair value of stock options and employee stock purchase plan shares, we use the Black-Scholes option pricing model and apply the single-option valuation approach to the stock option valuation. In order to determine the fair value of restricted stock awards and restricted stock units we use the closing market price of 3Com common stock on the date of grant. We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the awards for options granted following the adoption of SFAS No. 123(R) for time vested awards. We recognize compensation expense for performance based restricted stock in the fiscal quarter when an event makes it probable that performance will more than likely be achieved. For unvested stock options outstanding as of May 31, 2006, we will continue to recognize stock-based compensation expense using the accelerated amortization method prescribed in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”.
As of August 31, 2007, total unrecognized stock-based compensation expense relating to unvested employee stock options, restricted stock and employee stock purchase plan, adjusted for estimated forfeitures, was $29.7 million. This amount is expected to be recognized over a weighted-average period of 2.6 years. If actual forfeitures differ from current estimates, total unrecognized stock-based compensation expense will be adjusted for future changes in estimated forfeitures.
Stock-based compensation recognized in the three months ended August 31, 2007 as a result of the adoption of SFAS No. 123(R) as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123(R) use the Black-Scholes option pricing model for estimating the fair value of options granted under the company’s equity incentive plans. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The underlying weighted-average assumptions used in the Black-Scholes model and the resulting estimates of fair value per share were as follows for options granted during the three months ended August 31, 2007 and August 31, 2006:

	Three Months Ended
	August 31,
	2007	2006
Employee stock options:
Volatility	40.2%	42.8%
Risk-free interest rate	4.8%	5.0%
Dividend yield	0.0%	0.0%
Expected life (years)	3.8	4.0

Fair value per share	$1.50	$1.84
The following table presents stock-based compensation expenses included in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended
	August 31,
	2007	2006
Cost of sales	$384	$319
Sales and marketing	975	1,237
Research and development	721	1,168
General and administrative	1,783	563

Stock-based compensation expense before tax	$3,863	$3,287

As of August 31, 2007, our outstanding stock options as a percentage of outstanding shares were approximately 13 percent. Stock option detail as of August 31, 2007, was as follows (shares in thousands):

		Weighted
		average
	Number of	exercise
	shares	price
Outstanding May 31, 2007	52,280	$5.23
Granted	1,296	4.10
Exercised	(474)	1.77
Cancelled	(2,536)	6.37

Outstanding August 31, 2007	50,566	$5.18

Exercisable	22,104	$6.01
Weighted average grant-date fair value of options granted		$1.50
During the quarter ended August 31, 2007 approximately 0.5 million options were exercised at an aggregate intrinsic value of $1.2 million. The intrinsic value is calculated as the difference between the market value as of August 31, 2007 and the exercise price of the shares. The market value as of August 31, 2007 was $3.75 as reported by the NASDAQ Global Select Market. The aggregate intrinsic value of in-the-money options outstanding and options exercisable as of August 31, 2006 was $9.2 million and $7.0 million, respectively.
Options outstanding that are vested and expected to vest as of August 31, 2007 are as follows:

Weighted
		Weighted	Average
	Number of	average	Remaining	Aggregate
	Shares	Grant-Date	Contractual	Intrinsic Value
	(in thousands)	Fair Value	Life (in years)	(in thousands)
Vested and expected to vest at August 31, 2007	36,031	$5.41	4.4	$8,638
Restricted stock award activity during the three months ended August 31, 2007 and restricted stock award detail as of August 31, 2007, were as follows (shares in thousands):

		Weighted
	Number of	average
	Shares	Grant-Date
	(unvested)	Fair Value
Outstanding May 31, 2007	2,403	$4.33
Granted	300	4.28
Vested	(137)	4.26
Forfeited	(262)	4.14

Outstanding August 31, 2007	2,304	$4.35

During the quarter ended August 31, 2007 approximately 0.1 million restricted shares with an aggregate fair value of $0.6 million became vested.
On September 4, 2007 the Company granted to various employees 0.5 million restricted stock awards to having an aggregate fair value of $1.8 million.

Restricted stock unit activity during the quarter ended August 31, 2007 and restricted stock units outstanding as of August 31, 2007, were as follows (shares in thousands):

Number of
Shares
(unvested)
Outstanding May 31, 2007	3,111
Granted	120
Vested	(27)
Forfeited	(127)

Outstanding August 31, 2007	3,077

Total aggregate intrinsic value of restricted stock units at August 31, 2007 was $11.5 million with a weighted-average remaining contractual term of 1.0 years.
During the quarter ended August 31, 2007 approximately 0.1 million restricted share units with an aggregate fair value of $0.1 million became vested.
On September 4, 2007 the Company granted to various employees 4.2 million restricted stock units having an aggregate fair value of $15.3 million.
Employee Stock Purchase Plan. We have an employee stock purchase plan (ESPP) under which eligible employees may authorize payroll deductions of up to ten percent of their compensation, as defined, to purchase common stock at a price of 85 percent of the lower of the fair market value as of the beginning or the end of the six-month offering period. In September 2003, our stockholders approved an increase of five million shares available for issuance under the ESPP. We recognized $0.4 million of stock-based compensation expense related to the ESPP in the quarter ended August 31, 2007.
NOTE 3. ACQUISITIONS
On November 17, 2003, we formed H3C, formerly known as the Huawei-3Com joint venture, with a subsidiary of Huawei Technologies, Ltd. (Huawei). H3C is domiciled in Hong Kong, and has its principal operating center in Hangzhou, China. Two years after formation of H3C, we had the one-time option to purchase an additional two percent ownership interest from Huawei. We exercised this right and entered into an agreement to purchase an additional 2 percent ownership interest in H3C from Huawei for an aggregate purchase price of $28.0 million. The acquisition occurred on January 27, 2006 at which time we owned a majority interest in the joint venture and, therefore, consolidated H3C’s financial statements (beginning February 1, 2006). Three years after formation of H3C, we and Huawei each had the right to initiate a bid process to purchase the equity interest in H3C held by the other. 3Com initiated the bidding process on November 15, 2006 to buy Huawei’s 49 percent stake in H3C. Huawei accepted our bid and the transaction closed on March 29, 2007, at which time 3Com paid the $882 million purchase price in full. As such, H3C is a wholly owned subsidiary in the three months ended August 31, 2007 as compared to the same period of the previous year, when we owned 51 percent and Huawei had a minority ownership. The transaction closed on March 29, 2007, at which time 3Com paid the $882 million purchase price in full.
NOTE 4. RESTRUCTURING CHARGES
In recent fiscal years, we have undertaken several initiatives involving significant changes in our business strategy and cost structure.
In fiscal 2001, we began a broad restructuring of our business to enhance the focus and cost effectiveness of our businesses in serving their respective markets. These restructuring efforts continued through fiscal 2008. As of August 31, 2007, accrued liabilities related to actions initiated in fiscal 2001, 2002, 2003, 2004, 2005, 2006, 2007, and 2008 (the “Fiscal 2001 Actions”, “Fiscal 2002 Actions”, “Fiscal 2003 Actions”, “Fiscal 2004 Actions”, “Fiscal 2005 Actions”, “Fiscal 2006 Actions”, “Fiscal 2007 Actions”, and “Fiscal 2008 Actions”) mainly consist of lease obligations associated with vacated facilities and employee separation costs.

Restructuring charges related to these various initiatives resulted in a charge of $0.4 million in the first quarter of fiscal 2008 and a net benefit of $0.1 million in the first quarter of fiscal 2007. Net restructuring charges in the first quarter of fiscal 2008 included $0.9 million for severance and outplacement costs and a $0.5 million benefit for facilities-related charges. The net restructuring benefit in the first quarter of fiscal 2007 resulted from severance, outplacement and other costs of $7.9 million, slightly more than offset by a gain on the sale of our Santa Clara facility of $8.0 million.
Accrued liabilities associated with restructuring charges total $1.8 million as of August 31, 2007 and are included in the caption “Accrued liabilities and other” in the accompanying consolidated balance sheets. These liabilities are classified as current because we expect to satisfy such liabilities in cash within the next 12 months.
Fiscal 2008 Actions
Activity and liability balances related to the fiscal 2008 restructuring actions are as follows (in thousands):

	Employee
	Separation
	Expense	Total
Balance as of May 31, 2007	$—	$—

Provisions	977	977
Payments and non-cash charges	(849)	(849)

Balance as of August 31, 2007	$128	$128

Employee separation expenses include severance pay, outplacement services, medical and other related benefits. Through August 31, 2007, the total reduction in workforce associated with actions initiated during fiscal 2008 included approximately 22 employees who had been separated or were currently in the separation process.
We expect to complete any remaining activities related to actions initiated in fiscal 2008 during fiscal 2008.
Fiscal 2007 Actions
Activity and liability balances related to the fiscal 2007 restructuring actions are as follows (in thousands):

	Employee	Facilities-	Other
	Separation	related	Restructuring
	Expense	Charges	Costs	Total
Balance as of May 31, 2007	$1,330	$264	$—	$1,594

Provisions (benefits)	(64)	(7)	39	(32)
Payments and non-cash charges	(623)	(103)	(39)	(765)

Balance as of August 31, 2007	$643	$154	$—	$797

Employee separation expenses include severance pay, outplacement services, medical and other related benefits. The reduction in workforce affected employees involved in research and development, sales and marketing, customer support, and general and administrative functions. In the three months ended August 31, 2007, the total reduction in workforce associated with actions initiated during fiscal 2007 included approximately 3 employees who had been separated or were currently in the separation process and approximately 3 additional employees who had been notified but had not yet worked their last day.
We expect to complete any remaining activities related to actions initiated in fiscal 2007 during fiscal 2008.

Fiscal 2001 through 2006 Actions
Activity and liability balances related to the fiscal 2001 through 2006 restructuring actions are as follows (in thousands):

	Employee		Other
	Separation	Facilities-	Restructuring
	Expense	related Charges	Costs	Total
Balance as of May 31, 2007	$303	$1,479	$—	$1,782

Provisions (benefits)	(2)	(521)	3	(520)
Payments and non-cash charges	—	(416)	(3)	(419)

Balance as of August 31, 2007	$301	$542	$—	$843

Facilities related benefits in the quarter were related to revised lease obligation terms.
We expect to complete any remaining activities related to these actions during fiscal 2008.
NOTE 5. INCOME TAXES
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), that clarifies the accounting and recognition for income tax positions taken or expected to be taken in our tax returns. FIN 48 provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 on June 2, 2007 which resulted in no adjustment to the beginning of the year retained earnings balance. As of the adoption date, the Company had unrecognized tax benefits of $24.8 million and valuation allowances of $937.1 million, for a total of $961.9 million in unrecognized tax benefits. The valuation allowance of $937.1 million includes $143.5 million attributable to the tax benefit of stock option deductions, which, if recognized, will be allocated directly to paid-in-capital. In addition, the valuation allowance includes approximately $59.3 million for acquired net operating loss carryforwards which, if realized, would result in a decrease in goodwill. The remaining tax benefits, if recognized would affect our effective tax rate. There was no significant change to the balance of unrecognized tax benefits during the first quarter of fiscal 2008.
The Company files a consolidated U.S. income tax return and tax returns in various state and local jurisdictions, and our subsidiaries file tax returns in various foreign jurisdictions. In the normal course of business, the company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as China, the United Kingdom and Singapore, as well as the U.S. With some exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations for years before 2004.
The significant exceptions are as follows. In Singapore we are subject to examination in relation to transfer pricing and other issues for fiscal years 1999 to 2004. In the Netherlands we are under examination for fiscal year 1997 in relation to the taxable status of income from an interest in a foreign partnership. In Hong Kong we are under examination for fiscal years 2000 to 2002 in relation to an offshore claim in respect of income from our Asia Pacific Region customer service business. It is possible that these examinations will be settled within the next twelve months and therefore it is reasonably possible that, as a result of settlement, there could be a material change in the balance of unrecognized tax benefits. However it is not possible to estimate the amount of the potential change.
We estimate that the balance of unrecognized tax benefits will decrease by approximately $0.8million over the next twelve months as a result of the expiry of various statutes.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 2, 2007, the combined amount of accrued interest and penalties related to uncertain tax positions was $2.1 million, which has been recorded within the balance of unrecognized tax benefits. There was no significant change to this amount during the three months ended August 31, 2008.

NOTE 6. COMPREHENSIVE LOSS
The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended
	August 31,
	2007	2006
Net loss	$(18,654)	$(14,068)
Other comprehensive income:
Net unrealized (loss) gain on investments	(210)	1,039
Change in accumulated translation adjustments	6,838	682

Total comprehensive loss	$(12,026)	$(12,347)

NOTE 7. NET LOSS PER SHARE
Employee stock options of 50.6 million, restricted stock awards of 2.3 million and restricted stock units of 3.0 million shares for the three months ended August 31, 2007 and stock options of 45.4 million and restricted stock awards of 1.3 million shares for the three months ended August 31, 2006 were not included in the computation of diluted earnings per share as the net loss for these periods would have made their effect antidilutive.
NOTE 8. INVENTORIES
The components of inventories are as follows (in thousands):

	August 31,	May 31,
	2007	2007
Finished goods	$69,526	$61,857
Work-in-process	5,212	7,143
Raw materials	29,997	38,988

Total	$104,735	$107,988

NOTE 9. INTANGIBLE ASSETS, NET
The following table details our purchased intangible assets (in thousands):

	August 31, 2007			May 31, 2007
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Existing technology	$373,258	$(149,484)	$223,774	$387,233	$(148,641)	$238,592
Trademark	55,500	—	55,500	55,500	—	55,500
Huawei non-compete agreement	33,284	(5,564)	27,720	33,000	(61)	32,939
OEM agreement	24,025	(2,003)	22,022	23,800	(22)	23,778
Maintenance contracts	19,000	(8,181)	10,819	19,000	(7,389)	11,611
Other	21,970	(14,437)	7,533	21,924	(13,055)	8,869

Total	$527,037	$(179,669)	$347,368	$540,457	$(169,168)	$371,289

In the first quarter of fiscal 2008 we wrote off a $15.6 million fully amortized existing technology intangible asset related to our connectivity business. We are exiting the connectivity business and feel the asset does not provide any future benefit. Additionally, in the first quarter our intangible assets increased by $2.1 million for the appreciation on the Renminbi affecting the value of certain intangible assets tied to our Chinese business.

NOTE 10. ACCRUED WARRANTY
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
The following table summarizes the activity in the allowance for estimated warranty costs for the three months ended August 31, 2007 and 2006 (in thousands):

	Three Months Ended
	August 31,
	2007	2006
Accrued warranty, beginning of period	$40,596	$41,791
Cost of warranty claims processed during the period	(10,937)	(11,592)
Provision for warranties related to products sold during the period	10,244	11,589

Accrued warranty, end of period	$39,903	$41,788

NOTE 11. LONG-TERM DEBT
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
Accrued interest at August 31, 2007 related to the long-term debt is $11.2 million.
As of August 31, 2007, we are in compliance with all of our debt covenants.

NOTE 12. SEGMENT INFORMATION
Based on the information provided to our chief operating decision-maker (CODM) for purposes of making decisions about allocating resources and assessing performance, we review the operations of the business by looking at four reporting segments. In prior fiscal years we reported two segments, SCN and H3C. In fiscal 2008, we have realigned our internal reporting and, as a result, we have changed our segment reporting to be in line with the way we are now internally managing our business. This change breaks-out the SCN segment into the Data and Voice business unit (“DVBU”), TippingPoint and Corporate (“Corp”) expenses. We do not use any allocation methods to distribute these corporate expenses to our operating business units.

Management evaluates segment performance based on segment revenue, gross profit, direct operating expense and operating income (loss).
Summarized financial information of our continuing operations by segment for the three months ended August 31, 2007 and 2006 is as follows.

	Three Months Ended August 31, 2007
			Tipping			Eliminations/
(in thousands)	H3C	DVBU	Point	Corp		Other		Total

Revenue	$186,928	$139,576	$25,468			$(32,538)	a	$319,434
Gross profit	94,790	43,542	16,626	(110)	b	(5,912)	c	148,936
Operating expense	67,811	48,202	17,179	11,521	b	29,910	d	174,623
Operating income (loss)	$26,979	$(4,660)	$(553)	$(11,631)		$(35,822)		$(25,687)

	Three Months Ended August 31, 2006
			Tipping			Eliminations/
(in thousands)	H3C	DVBU	Point	Corp		Other		Total

Revenue	$169,968	$137,068	$18,755			$(25,647)	a	$300,144
Gross profit	80,084	44,544	12,210	(90)	b	(319)	c	136,429
Operating expense	59,788	55,620	16,334	10,481	b	15,074	d	157,297
Operating income (loss)	$20,296	$(11,076)	$(4,124)	$(10,571)		$(15,393)		$(20,868)

a — Represents eliminations for inter-company revenue during the respective periods.
b — Represents costs not directly attributable to any operating business segment.
c — Includes stock based compensation in all periods plus purchase accounting inventory related adjustments as applicable.
d — Includes stock-based compensation, amortization, and restructuring.
Certain product groups accounted for a significant portion of our sales. Sales from these product groups as a percentage of total sales for the respective periods are as follows (in thousands except percentages):

	Three Months Ended August 31,
	2007		2006
Networking	$261,976	82.0%	$244,033	81.3%
Security	31,483	9.9	25,462	8.5
Voice	16,321	5.1	15,949	5.3
Services	9,030	2.8	8,351	2.8
Connectivity Products	624	0.2	6,349	2.1

Total	$319,434		$300,144

NOTE 13. GEOGRAPHIC INFORMATION
Sales by geographic region are as follows (in thousands):

	Three Months Ended August 31,
	2007	2006
China	$146,754	$134,117
Europe, Middle East and Africa	69,662	69,534
North America	60,018	58,423
Asia Pacific Rim (ex-China)	23,382	22,751
Latin and South America	19,618	15,319

Total	$319,434	$300,144

Sales information by geography to the extent available is reported based on the customer’s designated delivery point, except in the case of H3C’s Original Equipment Manufacturer, or OEM, sales which are based on the hub locations of H3C’s OEM partners.
NOTE 14. LITIGATION
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
NOTE 15. SUBSEQUENT EVENT
On September 28, 2007 the Company entered into an Agreement and Plan of Merger to be acquired by an entity controlled by an affiliate of Bain Capital. The Board of Directors of the Company unanimously approved the Merger Agreement.
Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of the Company will be canceled and will be automatically converted into the right to receive $5.30 in cash, without interest. Vesting of all outstanding 3Com equity based awards will continue until the closing of the merger, in accordance with their respective terms. At the closing of the merger, outstanding shares of restricted stock and restricted stock unit awards will be purchased for $5.30 per share less applicable withholdings. Immediately prior to the closing of the merger, outstanding options will become fully vested and exercisable. To the extent unexercised as of the closing of the Merger, options with an exercise price below $5.30 per share will be cashed out at the difference between $5.30 and the exercise price of the option, less applicable withholdings. All other options will terminate as of the closing of the Merger.
The Merger Agreement contains a non-solicitation or “no shop” provision restricting the Company from soliciting alternative acquisition proposals from third parties and from providing information to and engaging in discussions with third parties regarding alternative acquisition proposals. The no-shop provision is subject to a customary “fiduciary-out” provision, which allows the Company under certain circumstances to participate in discussions with third parties with respect to bona fide written unsolicited alternative acquisition proposals and under certain circumstances, coupled with the payment of a termination fee of $66.0 million to terminate the Merger Agreement. The Merger Agreement further provides that, upon its termination under specified circumstances, the buyers would be required to pay the Company a termination fee of either $66.0 million or $110.0 million as applicable.
The buyers have obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement. The aggregate proceeds of the commitments, together with the available cash of the Company, will be sufficient for the buyers to pay the aggregate merger consideration and all related fees and expenses. Consummation of the Merger is subject to customary conditions to closing, including the approval of the Company’s stockholders and receipt of requisite antitrust and other regulatory approvals.
Several purported class action lawsuits have been filed since September 28, 2007 by 3Com shareholders against the Company, its current directors, a former director, Bain Capital Partners, and in some cases, Huawei Technologies. The plaintiffs seek class certification and injunctions against the proposed sale of the Company as announced on September 28, 2007, contending that the sale price agreed to by the directors is insufficient, that the directors breached their fiduciary duties, and that Bain Capital Partners, and in some cases, Huawei Technologies, aided and abetted the alleged breaches. The defendants intend to vigorously defend these suits.

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
Our products and services can generally be classified in the following categories:
▪	Networking;

▪	Security;

▪	Voice;

▪	Services; and

▪	Legacy Connectivity Products.
We have undergone significant changes in recent years, including:
▪	The formation and subsequent 100% acquisition of our Chinese joint venture H3C;

▪	financing a portion of the purchase price for our acquisition of H3C by entering into a $430 million senior secured credit agreement;

▪	restructuring activities which included outsourcing of information technology, all manufacturing activity in our DVBU segment, significant headcount reductions in other functions, and selling excess facilities;

▪	significant changes to our executive leadership;

▪	acquiring TippingPoint Technologies, Inc.; and

▪	realigning our DVBU sales and marketing channels and expenditures.
We believe an overview of these significant recent events is helpful to gain a clearer understanding of our operating results.
Significant Events
H3C
On November 17, 2003, we formed H3C, formerly known as the Huawei-3Com joint venture, with a subsidiary of Huawei Technologies, Ltd. (Huawei). H3C is domiciled in Hong Kong, and has its principal operating center in Hangzhou, China. Two years after formation of H3C, we had the one-time option to purchase an additional two percent ownership interest from Huawei. We exercised this right and entered into an agreement to purchase an additional 2 percent ownership interest in H3C from Huawei for an aggregate purchase price of $28.0 million. The acquisition occurred on January 27, 2006 at which time we owned a majority interest in the joint venture and, therefore, consolidated H3C’s financial statements (beginning February 1, 2006). Three years after formation of H3C, we and Huawei each had the right to initiate a bid process to purchase the equity interest in H3C held by the other. 3Com initiated the bidding process on November 15, 2006 to buy Huawei’s 49 percent stake in H3C. Huawei accepted our bid and the transaction closed on March 29, 2007, at which time 3Com paid the $882 million purchase price in full. As such, H3C is a wholly owned subsidiary for the three months ended August 31, 2007 as compared to the same period of the previous year, when we owned 51 percent and Huawei had a minority ownership. The transaction closed on March 29, 2007, at which time 3Com paid the $882 million purchase price in full.
We financed a portion of the purchase price for the acquisition of Huawei’s 49 percent ownership in H3C through a $430 million senior secured credit agreement with several lenders.

New Products
We have introduced multiple new products targeted at the small, medium and large enterprise markets, including modular switches and routers, as well as voice over IP, or VoIP, security, wireless, storage, surveillance and unified switching solutions. We also announced our Open Services Networking, or OSN, strategy.
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

We believe that long-term success in this environment requires us to be a global technology leader. With the closure of our H3C acquisition we have commenced our integration to leverage our global footprint to more effectively sell our products into expanding markets and to utilize cost-effective technology development strategies. We also believe that our long-term success is dependent on investing in the development of key technologies. Accordingly, our key focus for fiscal 2008 will continue to be to manage each of our operating segments toward sustainable growth, to make targeted investments in the integration of sales efforts and back office functions between H3C and both DVBU and Corporate, maintain investment in key technologies, and manage our TippingPoint and DVBU segments towards our goal of profitability. In fiscal 2008, we also intend to continue investing in the H3C segment, in which we expect continued growth, but at a slower rate than in the past. This is expected to involve continued investment in research and development, increased focus on growth both inside and outside of China, and growing the dedicated H3C infrastructure in concert with a global 3Com consolidated plan. In addition we may make certain targeted investments in the integration of the H3C with both the DVBU and Corporate operating segments designed to drive more profitable near and long-term growth of the business.
We continue to face significant challenges in the DVBU segment with respect to sales growth, gross margin and profitability. We believe future sales growth for the DVBU segment depends to a substantial degree on increased sales of our networking products, and we believe our best growth opportunity requires us to expand our product lines targeting small and medium businesses, or SMB, customers as well as selected medium-enterprise customers. These product enhancements are expected to be based in part upon leveraging open source and open architecture platforms to differentiate our networking offerings. These are also expected to be complemented by expanded security offerings such as the development of attack, access and application controls.
Finally, we intend to look to improve our channels to market on these products, especially through relationships with system integrators and service providers. In order to achieve our sales goals in the DVBU segment for fiscal 2008, it is important that we continue to enhance the features and capabilities of our products in a timely manner in order to expand our addressable market opportunities, distribution channels and market competitiveness. Also, we expect a very competitive pricing environment for the foreseeable future; this will likely continue to exert downward pressure on our DVBU sales, gross margin and profitability.
Other important factors in the continued success of our H3C business are expected to include: retaining key management and employees, continuing sales through Huawei as an OEM partner of H3C in the near to medium term, and continuing the year-over-year growth in H3C. We intend to retain employees through a long-term retention and incentive structure at H3C.

Our future plans for fiscal 2008 include a potential initial public offering (IPO) of common stock of our wholly owned subsidiary TippingPoint, our business that develops, markets and sells security products and services, such as its intrusion prevention system appliances and its security protection updates through its Digital Vaccine service. Given our recent announcement regarding our proposed acquisition by an entity controlled by an affiliate of Bain Capital, these plans are subject to the discretion of these purchasers in the event our acquisition closes. Any sale of TippingPoint stock would be registered under the Securities Act of 1933, and such shares of common stock would only be offered and sold by means of a prospectus. This Form 10-Q does not constitute an offer to sell or the solicitation of any offer to buy any securities of TippingPoint, and there will not be any sale of any such securities in any state in which such offer, solicitation, or sale would be unlawful prior to registration or qualification under the securities laws of such state.
Summary of Three Months Ended August 31, 2006 Financial Performance
▪	Our sales in the three months ended August 31, 2007 were $319.4 million, compared to sales of $300.1 million in the three months ended August 31, 2006, an increase of $19.3 million, or 6.4 percent.

▪	Our gross margin improved to 46.6 percent in the three months ended August 31, 2007 from 45.5 percent in the three months ended August 31, 2006.

▪	Our operating expenses in the three months ended August 31, 2007 were $174.6 million, compared to $157.3 million in the three months ended August 31, 2006, a net increase of $17.3 million, or 11.0 percent.

▪	Our net loss in the three months ended August 31, 2006 was $18.7 million, compared to a net loss of $14.1 million in the three months ended August 31, 2006.

▪	Our balance sheet contains cash and equivalents of $501.0 million as of August 31, 2007, compared to cash and equivalents of $559.2 million at the end of fiscal 2007. The balance sheet also includes debt of $430 million with $94 million classified as a current liability as of both August 31, 2007 and the end of fiscal 2007.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are described in Note 2 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007. These policies continue to be those that we feel are most important to a reader’s ability to understand our financial results.
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), that clarifies the accounting and recognition for income tax positions taken or expected to be taken in our tax returns. FIN 48 provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 on June 2, 2007 which resulted in no adjustment to the beginning of the year retained earnings balance. As of the adoption date, the Company has unrecognized tax benefits of $24.8 million and valuation allowances of $937.1 million, for a total of $961.9 million in tax benefits. The valuation allowance of $937.1 million includes $143.5 million attributable to the tax benefit of stock option deductions, which, if recognized, will be allocated directly to paid-in-capital. In addition, the valuation allowance includes approximately $59.3 million for acquired net operating loss carryforwards which, if realized, would result in a decrease in goodwill. The remaining tax benefits, if recognized would affect our effective tax rate. There was no significant change to the balance of unrecognized tax benefits during the first quarter of fiscal 2008.
The Company files a consolidated U.S. income tax return and tax returns in various state and local jurisdictions, and our subsidiaries file tax returns in various foreign jurisdictions. In addition to the U.S., our major taxing jurisdictions include China, the United Kingdom and Singapore. For each of the major taxing jurisdictions, the tax years fiscal 1999 through fiscal 2007 remain open to examination by the respective taxing authorities.
We are currently subject to examination in certain foreign jurisdictions in relation to transfer pricing and other issues. It is possible that certain of these examinations will be settled within the next twelve months. As a result it is reasonably possible that there could be a material change in the balance of unrecognized tax benefits, however it is not possible to estimate the amount of the potential change.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 2, 2007, the combined amount of accrued interest and penalties related to uncertain tax positions was $2.1 million, which has been recorded within the balance of unrecognized tax benefits. There was no significant change to this amount during the three months ended August 31, 2008.
RESULTS OF OPERATIONS
THREE MONTHS ENDED AUGUST 31, 2007 AND 2006
The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	August 31,
	2007	2006
Sales	100.0%	100.0%
Cost of sales	53.4	54.5

Gross profit margin	46.6	45.5
Operating expenses:
Sales and marketing	23.3	25.7
Research and development	16.4	15.9
General and administrative	6.7	6.8
Amortization and write-down of intangible assets	8.1	4.1
Restructuring charges	0.1	0.0

Total operating expenses	54.6	52.4

Operating loss	(8.0)	(7.0)
Gain on investments, net	0.0	0.8
Interest expense income, net	(1.1)	3.3
Other income, net	3.8	1.6

Loss before income taxes and minority interest	(5.3)	(1.3)
Income tax provision	(0.5)	(0.4)
Minority interest in income of consolidated joint venture	—	(3.0)

Net loss	(5.8)%	(4.7)%

Sales
Consolidated sales for the three months ended August 31, 2007 and 2006 by segment were as follows (dollars in millions):

	Three Months Ended
	August 31,
	2007	2006
H3C	$186.9	$170.0
DVBU	139.6	137.1
TippingPoint	25.5	18.8
Intercompany eliminations	(32.6)	(25.8)

Consolidated sales	$319.4	$300.1

Sales in our H3C segment increased $16.9 million, or 10.0%, in the three months ended August 31, 2007 compared to the same period in the previous fiscal year. This growth is primarily attributable to increased sales to our DVBU segment and continued strong sales to our other original equipment manufacturers, primarily Huawei, as well as appreciation on the Renminbi related to our direct sales in China.
Sales in our DVBU segment increased $2.5 million, or 1.8%, in the three months ended August 31, 2007 compared to the same period in the previous fiscal year. This growth is primarily attributable to increased demand for DVBU’s Gigabit products in both our EMEA region and our Latin America region partially offset by reductions in our North America and APR regions.

Sales in our TippingPoint segment increased $6.7 million, or 35.8%, in the three months ended August 31, 2007 compared to the same period in the previous fiscal year. This increase is primarily attributable to increased global sales of TippingPoint products as we continue to increase TippingPoint’s global footprint, as well as growth in the US market.
Eliminations and other increased by $6.9 million or 26.9%, in the three months ended August 31, 2007 compared to the same period in the previous fiscal year. This increase is primarily due to increased sales from our H3C segment to our DVBU segment.
Consolidated revenues increased by $19.3 million or 6.4% in the three months ended August 31, 2007 compared to the same period in the previous fiscal year.
Sales by major product categories are as follows (dollars in millions):

	Three Months Ended
	August 31,
	2007		2006
Networking	$262.0	82%	$244.0	81%
Security	31.5	10%	25.5	9%
Voice	16.3	5%	15.9	5%
Services	9.0	3%	8.4	3%
Connectivity Products	0.6	0%	6.3	2%

Total	$319.4	100%	$300.1	100%

Networking revenue includes sales of our Layer 2 and Layer 3 stackable 10/100/1000 managed switching lines, our modular switching lines, routers, wireless switching offerings and our small to medium-sized enterprise market products. Sales of our networking products increased $18.0 million or 7% in the three months ended August 31, 2007 compared to the same period in the previous fiscal year. The increase in the three months ended August 31, 2007 is primarily attributable to expansion in our global sales of H3C developed products.
Security revenue includes our TippingPoint® products and services, as well as other security products, such as virtual private network, or VPN, and network access control, or NAC, offerings. Sales of our security products increased $6.0 million or 24% in the three months ended August 31, 2007 compared to the same period in the previous fiscal year. The increase is primarily driven by increased sales of our TippingPoint products on a global basis.
Voice revenue includes our VCX™ and NBX® voice-over-internet protocol, or VoIP, product lines, as well as voice gateway offerings. Sales of our Voice products increased $0.4 million or 3% in the three months ended August 31, 2007 compared to the same period in the previous fiscal year due to increased demand in North America.
Services revenue includes professional services and maintenance contracts, excluding TippingPoint maintenance which is included in security revenue. Services revenue increased $0.6 million or 7% in the three months ended August 31, 2007, when compared to the same period in the previous fiscal year. The increase was driven by increased service offerings tied to expanded networking sales.
Connectivity Products revenue in the three months ended August 31, 2007, was minimal compared to prior periods with continued revenue only expected to be from royalty arrangements. This decrease resulted from our exit of this product line.

Gross Margin
Gross margin for the three months ended August 31, 2007 and 2006 by segment were as follows (dollars in millions):

	Three Months Ended
	August 31,
	2007	2006
H3C	50.7%	47.1%
DVBU	31.2%	32.5%
TippingPoint	65.3%	65.1%
Intercompany eliminations and other	18.2%	1.2%

Consolidated sales	46.6%	45.5%

Gross margin in our H3C segment improved 3.6 points to 50.7% in the three months ended August 31, 2007 from 47.1% in the same period in the previous fiscal year. The improvement in gross profit margin is explained by reduced cost of products, and improved pricing of products, including inter-company pricing.
Gross margin in our DVBU segment decreased 1.3 points to 31.2% in the three months ended August 31, 2007 from 32.5% in the same period in the previous fiscal year. The decline is explained by reduced pricing, primarily in the mid-range switching product-offerings, offset in part by product cost reductions.
Gross margin in our TippingPoint segment improved 0.2 points to 65.3% in the three months ended August 31, 2007 from 65.1% in the same period in the previous fiscal year.
Operating Expenses

	Three Months Ended
	August 31,		Change
(Dollars in millions)	2007	2006	$	%
Sales and marketing	$74.4	$77.1	$(2.7)	(4)%
Research and development	52.3	47.8	4.5	9%
General and administrative	21.5	20.3	1.2	6%
Amortization of intangible assets	26.0	12.2	13.8	113%
Restructuring	0.4	(0.1)	0.5	*

Total	$174.6	$157.3	$17.3	11%

*	- percentage calculation not meaningful.
Sales and Marketing. The most significant factors in the decrease in the three months ended August 31, 2007 compared to the same period in fiscal 2007 was the decrease in headcount of almost 100 sales and marketing employees in our DVBU segment partially offset by $1.0 million of increased costs due to increased sales in our TippingPoint segment.
Research and Development. The most significant factor contributing to the increase in the three months ended August 31, 2007 compared to the same period in fiscal 2007 was continued investment in our China based development efforts and increased headcount of 239 employees.
General and Administrative. The most significant factor in the increase in the three months ended August 31, 2007 compared to the same period in fiscal 2007 was $1.2 million of increased stock-based compensation expenses. The increase in stock-based compensation from the same period in fiscal 2007 is attributable to the absence of CEO stock based compensation charges in the first quarter of fiscal 2007.
Amortization of Intangible Assets. Amortization of intangible assets increased $13.8 million in the three months ended August 31, 2007 when compared to the previous fiscal year due to the increase in intangibles and additional amortization related to the acquisition of the final 49% of H3C in March 2007.

Restructuring Charges
Restructuring charges in the three months ended August 31, 2007 included $0.9 million for severance and outplacement costs and a $0.5 million benefit for facilities-related charges.
Restructuring charges in the three months ended August 31, 2006 included $7.6 million for severance and outplacement costs and $0.3 million for facilities-related charges and long-term asset write-downs more than offset by an $8.0 gain on the sale of our Santa Clara facility.
See Note 4 to Condensed Consolidated Financial Statements for a more detailed discussion of restructuring charges.
Gain on Investments, Net
Net gains on investments were $0.3 million in the three months ended August 31, 2007 and $2.3 million in the three months ended August 31, 2006 which resulted from gains on our remaining investment portfolios.
Interest Expense/Income, Net
In the three months ended August 31, 2007, the Company incurred $3.6 million in net interest expense, versus net interest income of $10.1 million in same period of the prior fiscal year. The change was directly attributable to the reduced cash balance and increased debt levels, both resulting from the use of funds and borrowings for the acquisition of the final 49% of H3C in March 2007.
Other Income, Net
Other income, net was $12.1 million in the three months ended August 31, 2007, an increase of $7.4 million compared to the three months ended August 31, 2006. The increase was primarily due to a $5.0 million gain from the sale of a patent no longer used in our business.
Income Tax Provision
Our income tax provision was $1.8 million for the three months ended August 31, 2007, an increase of $0.4 million when compared to the corresponding period in the previous fiscal year. The income tax provision in both periods was the result of providing for taxes in certain foreign jurisdictions at various statutory rates. H3C is currently entitled to tax concessions which began in 2004 and exempted it from the PRC income tax for its initial two years and entitle it to a 50% reduction in income tax in the following three years. Consequently, subject to the possible effects of the new PRC tax discussed in “Risk Factors” below, we currently expect the H3C statutory rate in China to be 7.5% for the calendar years 2007 and 2008, and 15% thereafter.
The company has US Federal net operating loss carryforwards in the amount of $2.5 billion as of May 31, 2007.
Minority Interest of Huawei in the Income of Consolidated Huawei-3Com Joint Venture
There is no minority interest in the three months ended August 31, 2007 as H3C is now a wholly-owned subsidiary. In the three months ended August 31, 2006 we recorded an allocation to minority interest of $8.9 million representing Huawei’s 49% interest in the net income reported by the H3C joint venture for the three months ended June 30, 2006.
Net Loss
Our net loss in the three months ended August 31, 2007 was $18.7 million, a $4.6 million increase in net loss when compared to the previous fiscal period. The increase was primarily driven by increased amortization expenses of $13.2 million due to the acquisition of the remaining 49% of H3C and increased R&D expenses of $4.5 million, partially offset by increased gross profits during the quarter.

LIQUIDITY AND CAPITAL RESOURCES
Cash and equivalents as of August 31, 2007 were $501.0 million, a decrease of $58.2 million compared to the balance of $559.2 million as of May 31, 2007. The following table shows the major components of our condensed consolidated statements of cash flows for the three months ended August 31, 2006 and 2005:

	Three Months Ended
	August 31,
(In millions)	2007	2006
Cash and equivalents, beginning of period	$559.2	$501.1
Net cash (used in) provided by operating activities	(59.0)	3.3
Net cash provided by (used in) investing activities	(4.5)	17.3
Net cash provided by (used in) financing activities	0.6	2.7
Other	4.7	0.8

Cash and equivalents, end of period	$501.0	$525.2

Net cash used in operating activities was $59.0 million in the three months ended August 31, 2007, primarily reflecting our net loss of $18.7 million, and increased deferred income taxes of $0.8 million, more than offset by $34.7 million of depreciation and amortization and $3.9 million of stock based compensation. Changes in assets and liabilities resulted in a net use of cash of $77.9 million, with other liabilities decreasing $65.0 million primarily due to a $95 million previously accrued payment related to the change-in-control EARP plan triggered by the acquisition of the remaining 49% of H3C. Additionally accounts receivable increased $29.6 million, partially offset by a reduction in notes receivable of $12.5 million.
Net cash used in investing activities was $4.5 million for the three months ended August 31, 2007, consisting primarily of $5.0 million of net outflows related to purchases of property and equipment.
Net cash provided by financing activities was $0.7 million in the three months ended August 31, 2007. During the three months ended August 31, 2007, we repurchased $.2 million of shares of restricted stock awards upon vesting from employees including those shares to satisfy the tax withholding obligations that arise in connection with such vesting. This was offset by proceeds of $0.8 million from issuances of our common stock upon exercise of stock options.
As of August 31, 2007, bank-issued standby letters of credit and guarantees totaled $6.2 million, including $5.2 million relating to potential foreign tax, custom, and duty assessments.
We currently have no material capital expenditure purchase commitments other than ordinary course purchases of computer hardware, software and leasehold improvements.
In the second quarter of fiscal 2008 we will make our first principal and interest payment related to the $430 million long-term debt. The total amount for this annual principal payment and semi-annual interest payment will be approximately $105 million.
We currently believe that our existing cash, cash equivalents and short-term investments will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months.
EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), that clarifies the accounting and recognition for income tax positions taken or expected to be taken in our tax returns. FIN 48 provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 on June 2, 2007 which resulted in no adjustment to the beginning of the year retained earnings balance. As of the adoption date, the Company has unrecognized tax benefits of $24.8 million and valuation allowances of $937.1 million, for a total of $961.9 million in tax benefits. The valuation allowance of $937.1 million includes $143.5 million attributable to the tax benefit of stock option deductions, which, if recognized, will be allocated directly to paid-in-capital. In addition, the valuation allowance includes approximately $59.3 million for acquired net operating loss carryforwards which, if realized, would result in a decrease in goodwill. The remaining tax benefits, if recognized would affect our effective tax rate. There was no significant change to the balance of unrecognized tax benefits during the first quarter of fiscal 2008.

The Company files a consolidated U.S. income tax return and tax returns in various state and local jurisdictions, and our subsidiaries file tax returns in various foreign jurisdictions. In addition to the U.S., our major taxing jurisdictions include China, the United Kingdom and Singapore. For each of the major taxing jurisdictions, the tax years fiscal 1999 through fiscal 2007 remain open to examination by the respective taxing authorities.
We are currently subject to examination in certain foreign jurisdictions in relation to transfer pricing and other issues. It is possible that certain of these examinations will be settled within the next twelve months. As a result it is reasonably possible that there could be a material change in the balance of unrecognized tax benefits, however it is not possible to estimate the amount of the potential change.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 2, 2007, the combined amount of accrued interest and penalties related to uncertain tax positions was $2.1 million, which has been recorded within the balance of unrecognized tax benefits. There was no significant change to this amount during the three months ended August 31, 2008.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We no longer hold any marketable equity traded securities as of August 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES
Our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of our quarter ended August 31, 2007 pursuant to Exchange Act Rule 13a-15(b). The term “disclosure controls and procedures,” as defined under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of our quarter ended August 31, 2007, our disclosure controls and procedures were effective.
There have been no changes in our internal control over financial reporting that occurred during the three months ended August 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risk Related to Announced Acquisition by an entity controlled by an affiliate of Bain Capital
On September 28, 2007, we announced an agreement to be acquired by an entity controlled by an affiliate of Bain Capital. We cannot provide any assurance that the proposed acquisition will be consummated.
Consummation of the proposed acquisition is subject to the satisfaction of various conditions, including approval of the acquisition by a vote of a majority of the outstanding shares of our common stock, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other non-U.S. competition laws, and other customary closing conditions described in the acquisition agreement. We cannot guarantee that these closing conditions will be satisfied, that we will receive the required approvals or that the proposed acquisition will be successfully completed. In the event that the proposed acquisition is not completed or is delayed:
•	management’s and our employees’ attention from our day-to-day business may be diverted because matters related to the proposed acquisition may require substantial commitments of their time and resources;

•	we may lose key employees;

•	our relationships with customers and vendors may be substantially disrupted as a result of uncertainties with regard to our business and prospects;

•	certain costs related to the proposed acquisition, such as legal and accounting fees and reimbursement of certain expenses, are payable by us whether or not the proposed acquisition is completed;

•	under certain circumstances, if the proposed acquisition is not completed we may be required to pay a termination (break-up) fee of up to $66 million; and

•	the market price of shares of our common stock may decline to the extent that the current market price of those shares reflects a market assumption that the proposed acquisition will be completed.

In addition, the Committee on Foreign Investment in the United States, or CFIUS, will review this transaction and could recommend that the transaction be changed, or blocked by the President, on national security grounds. On October 4, 2007 we announced that we will make a joint voluntary filling (with Bain Capital) of this transaction with CFIUS.
Any of these events could have a material negative impact on our results of operations and financial condition and could adversely affect the price of our common stock.
Risks Related to Historical Losses, Financial Condition and Substantial Indebtedness
We have incurred significant net losses in recent fiscal periods, including $19 million for the quarter ended August 31, 2007 and $14 million for the quarter ended August 31, 2006, and we may not be able to return to profitability.
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
If we do not increase our sales, we may need to further reduce costs in order to achieve profitability. As we have implemented significant cost reduction programs over the last several years, it may be difficult to make significant further cost reductions without in turn reducing our sales. If we are not able to effectively reduce our costs and expenses, particularly in our DVBU and Corporate segments, we may not be able to generate positive net income. If we continue to experience negative cash flow from operations from our DVBU and Corporate segments over a prolonged period of time or if we suffer unexpected cash outflows, our liquidity and ability to operate our business effectively could be adversely affected.
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
Our operating expenses as a percent of sales continue to be higher than our desired long-term financial model. We have taken, and will continue to take, actions to reduce these expenses. For example, in June 2006 we announced a restructuring plan which focused on reducing components of our DVBU segment cost structure, including the closure of certain facilities, a reduction in workforce and focused sales, marketing and services efforts. Such actions have and may in the future include integration of businesses and regions, reductions in our workforce, closure of facilities, relocation of functions and activities to lower cost locations, the sale or discontinuation of businesses, changes or modifications in information technology systems or applications, or process reengineering. As a result of these actions, the employment of some employees with critical skills may be terminated and other employees have, and may in the future, leave our company voluntarily due to the uncertainties associated with our business environment and their job security. In addition, reductions in overall staffing levels could make it more difficult for us to sustain historic sales levels, to achieve our growth objectives, to adhere to our preferred business practices and to address all of our legal and regulatory obligations in an effective manner, which could, in turn, ultimately lead to missed business opportunities, higher operating costs or penalties. In addition, we may choose to reinvest some or all of our realized cost savings in future growth opportunities or in our H3C integration efforts. Any of these events or occurrences, including the failure to succeed in achieving net cost savings, will likely cause our expense levels to continue to be at levels above our desired model, which, in turn, could result in a material adverse impact on our ability to become profitable (and, if we become profitable, to sustain such profitability).
Our substantial debt could adversely affect our financial condition; and the related debt service obligations may adversely affect our cash flow and ability to invest in and grow our businesses.
We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. As of August 31, 2007, our total debt balance was $430 million, of which $94 million is due within one year and was classified as a current liability. These amounts represent borrowing under a senior secured loan incurred to finance a portion of the purchase price for the March 2007 acquisition of the remaining 49 percent equity interest in H3C. In addition, despite current debt levels, the terms of our indebtedness allow us or our subsidiaries to incur more debt, subject to certain limitations.
While our senior secured loan is outstanding, we will have annual debt service obligations (interest and principal) of between approximately $48 million and $172 million. The interest rate on this loan is floating based on the LIBOR rate; accordingly, if the LIBOR rate is increased, these amounts could be higher. The maturity date on this loan is September 28, 2012. We intend to fulfill our debt service obligations primarily from cash generated by our H3C segment operations, if any, and, to the extent necessary, from its existing cash and investments. Because we anticipate that a substantial portion of the cash generated by our operations will be used to service this loan during its term, such funds will not be available to use in future operations, or investing in our businesses. Further, a significant portion of the excess cash flow generated by our H3C segment, if any, must be used annually to prepay principal on the loan. The foregoing may adversely impact our ability to expand our businesses or make other investments. In addition, if we are unable to generate sufficient cash to meet these obligations and must instead use our existing cash or investments, we may have to reduce, curtail or terminate other activities of our businesses.
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
Covenants in the agreements governing our senior secured loan materially restrict our H3C operations, including H3C’s ability to incur debt, pay dividends, make certain investments and payments, make acquisitions of other businesses and encumber or dispose of assets. These negative covenants restrict our flexibility in operating our H3C business. The agreements also impose affirmative covenants, including financial reporting obligations and compliance with law. In addition, in the event our H3C segment’s financial results do not meet our plans, the failure to comply with the financial covenants contained in the loan agreements could lead to a default if we are unable to amend such financial covenants. Our lenders may attempt to call defaults for violations of financial covenants (or other items, even if the underlying financial performance of H3C is satisfactory) in an effort to extract waiver or consent fees from us or to force a refinancing. A default and acceleration under one debt instrument or other contract may also trigger cross-acceleration under other debt instruments or other agreements, if any. An event of default, if not cured or waived, could have a material adverse effect on us because the lenders will be able to accelerate all outstanding amounts under the loan or foreclose on the collateral (which consists primarily of the assets of our H3C segment and could involve the lenders taking control over our H3C segment).. Any of these actions would likely result in a material adverse effect on our business and financial condition.

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
For the quarter ended August 31, 2007, H3C accounted for approximately 53 percent of our consolidated revenue and approximately 61 percent of our consolidated gross profit. H3C, which is domiciled in Hong Kong and has its principal operations in Hangzhou, China, is subject to all of the operational risks that normally arise for a technology company with global operations, including risks relating to research and development, manufacturing, sales, service, marketing, and corporate functions. Furthermore, H3C may not be successful in selling directly to Chinese customers, particularly those in the public sector, to the extent that such customers favor Chinese-owned competitors. Given the significance of H3C to our financial results, if H3C is not successful, our business will likely be adversely affected.
Sales from our H3C segment, and therefore in China, constitute a material portion of our total sales, and our business, financial condition and results of operations will to a significant degree be subject to economic, political and social events in the PRC.
Our sales are significantly dependent on China, with approximately 46 percent of our consolidated revenues attributable to sales in China for the fiscal quarter ended August 31, 2007. We expect that a significant portion of our sales will continue to be derived from China for the foreseeable future. As a result, our business, financial condition and results of operations are to a significant degree subject to economic, political, legal and social developments and other events in China and surrounding areas. We discuss risks related to the PRC in further detail below.

Our H3C segment is dependent on Huawei Technologies in several material respects, including as an important customer; should Huawei reduce its business with H3C, our business will likely be materially adversely affected.
H3C derives a material portion of its sales from Huawei. In the three months ended August 31, 2007, Huawei accounted for approximately 33 percent of the revenue for our H3C segment and approximately 19 percent of our consolidated revenue. Huawei has no minimum purchase obligations with respect to H3C. Should Huawei reduce its business with H3C, H3C’s sales will suffer. On March 29, 2007 we acquired Huawei’s 49 percent interest in H3C for $882 million, giving us 100 percent ownership of H3C. Since Huawei is no longer an owner of H3C, it is possible that over time Huawei will purchase fewer products and services from H3C. We will need to continue to provide Huawei with products and services that satisfy its needs or we risk the possibility that it sources products from another vendor or internally develops these products. Further, we have and expect to continue to incur costs relating to transition matters with respect to support that Huawei previously provided for H3C when it was a shareholder. In addition, our China headquarters in Hangzhou, PRC is owned by Huawei and leased to us under a lease agreement that expires in December 2008; if we cannot renew this lease on terms favorable to us or find alternate facilities, we may suffer disruption in our H3C business. If any of the above risks occur, it will likely have an adverse impact on H3C’s sales and business performance.
We must execute on a global strategy to leverage the benefits of our H3C acquisition, including integration activities we determine to undertake; if we are not successful in these efforts, our business will suffer.
Our H3C acquisition presents unique challenges that we must address. We must successfully execute on managing our four business segments, and, to the extent we so choose, integrating these businesses, in order to fully benefit from this acquisition. As a joint venture owned by two separate companies, H3C operated in many ways independently from 3Com and Huawei. H3C’s business is largely based in the PRC and therefore significant cultural, language, business process and other differences exist between our other segments and H3C. In order to more closely manage and, to the extent we choose, integrate H3C, we expect to incur significant transition costs, including management retention costs and other related items. There may also be business disruption as management and other personnel focus on global management activities and integration matters.
In order to realize the full benefits of this acquisition, we will need to manage our four business segments and employ strategies to leverage H3C. These efforts will require significant time and attention of management and other key employees at 3Com and H3C. Depending on the decisions we make on various strategic alternatives available to us, we may develop new or adjusted global design and development initiatives, go-to-market strategies, branding tactics or other strategies that take advantage and leverage H3C’s and our other segments respective strengths. If we are not successful at transitioning effectively to full ownership of H3C, or if we do not execute on a global strategy that enables us to leverage the benefits of this acquisition, our business will be substantially harmed.
Risks Related to Personnel
Our success is dependent on continuing to hire and retain qualified managers and other personnel, including at our H3C segment, and reducing senior management turnover in our other segments; if we are not successful in attracting and retaining these personnel, our business will suffer.
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
We continue to look for ways to decrease cost and improve efficiency by contracting with other companies to perform functions or operations that, in the past, we have performed ourselves. We have outsourced the majority of our manufacturing and logistics for our non H3C products. We now rely on outside vendors to meet the majority of our manufacturing needs as well as a significant portion of our IT needs for the non-H3C segments. Additionally, we outsource certain functions for technical support and product return services. We are currently transitioning our outsourced customer service and support functions from a single vendor to a combination of vendors complemented by internal sources. During this transition period, and under our new support model, if we do not provide our customers with a high quality of service, we risk losing customers and/or increasing our support costs. To achieve future cost savings or operational benefits, we may expand our outsourcing activities to cover additional services which we believe a third party may be able to provide in a more efficient or effective manner than we could do internally ourselves.
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
Risks Related to Operations and Distribution Channels
A significant portion of our DVBU and TippingPoint sales are derived from a small number of distributors. If any of these partners reduces its business with us, our business could be seriously harmed.
We distribute many of our products through two-tier distribution channels that include distributors, systems integrators and value added resellers, or VARs. A significant portion of our sales is concentrated among a few distributors; our two largest distributors accounted for a combined 21 percent of our consolidated revenue for the three months ended August 31, 2007. If either of these distributors reduces its business with us, our sales and overall results of operations could be adversely affected.
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
If the PRC government changes, removes or withdraws any of the tax benefits currently enjoyed by our H3C segment, it will likely adversely affect our results of operations. For example, H3C enjoys preferential income tax rates due to its status as a newly-formed high technology enterprise headquartered within a high tech zone in Hangzhou, PRC. In March 2007 the People’s National Congress in the PRC approved a new tax reform law, effective on January 1, 2008, the broad intention of which is to align the tax regime applicable to foreign owned Chinese enterprises with that applicable to domestically-owned Chinese enterprises. If applicable to H3C, the effect of this new law would be to increase the statutory income tax rate for H3C in the PRC. It is proposed that some high-tech enterprises will be exempt from the increased rate; although much of the detail of the new law has yet to be issued in regulations, we currently believe that we will continue to qualify for the foreseeable future as a high-tech enterprise entitled to our existing tax concessions.
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
Chinese regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with Chinese accounting standards and regulations. H3C does business primarily through a Chinese entity that is required to set aside a portion of its after-tax profits – currently 10 percent — according to Chinese accounting standards and regulations to fund certain reserves. The Chinese government also imposes controls on the conversion of Renminbi into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. These restrictions may in the future limit our ability to receive dividends or repatriate funds from H3C. In addition, the credit agreement governing our senior secured loan also imposes significant restrictions on H3C’s ability to dividend or make other payments to our other segments.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes repurchases of our stock, including shares returned to satisfy employee tax withholding obligations, in the three months ended August 31, 2007:

	Total Number		Average
	of Shares		Price Paid
Period	Purchased		per Share
June 2, 2007 through June 29, 2007	5,668	(1)	$4.52
June 30, 2007 through July 27, 2007	35,899	(1)	4.14
July 28, 2007 through August 31, 2007	2,820	(1)	4.00

Total	44,387		$4.18

(1)	Represents shares returned to us to satisfy tax withholding obligations that arose upon the vesting of restricted stock awards.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	002-92053	2.1	4/4/00

2.2	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.	10-Q	002-92053	2.11	4/4/00

2.3	Agreement and Plan of Merger, dated December 13, 2004, by and among the Registrant, Topaz Acquisition Corporation and TippingPoint Technologies, Inc.	8-K	000-12867	2.1	12/16/04

2.4	Securities Purchase Agreement by and among 3Com Corporation, 3Com Technologies, Huawei Technologies Co., Ltd. and Shenzen Huawei Investment & Holding Co., Ltd., dated as of October 28, 2005	8-K/A	000-12867	2.1	3/30/06

2.5	Stock Purchase Agreement by and between Shenzhen Huawei Investment & Holding Co., Ltd. and 3Com Technologies, dated as of December 22, 2006	8-K	000-12867	10.1	12/27/06

3.1	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger	10-Q	002-92053	3.4	10/8/99

3.2	Registrant’s Bylaws, as amended on March 23, 2005	8-K	000-12867	3.1	3/28/05

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	10-Q	000-12867	3.6	10/11/01

4.1	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002	8-A/A	000-12867	4.1	11/27/02

10.1	Stand Alone Stock Option Agreement dated July 3, 2007 by and between Jay Zager and 3Com Corporation *	S-8	333-144322	10.2	7/3/07

10.2	Stand Alone Restricted Stock Agreement dated July 3, 2007 by and between Jay Zager and 3Com Corporation *	S-8	333-144322	10.3	7/3/07

31.1	Certification of Principal Executive Officer					X

31.2	Certification of Principal Financial Officer					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3Com Corporation (Registrant)
Dated: October 9, 2007	By:	/s/ Jay Zager
Jay Zager
Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer and a duly authorized officer of the registrant)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	002-92053	2.1	4/4/00

2.2	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.	10-Q	002-92053	2.11	4/4/00

2.3	Agreement and Plan of Merger, dated December 13, 2004, by and among the Registrant, Topaz Acquisition Corporation and TippingPoint Technologies, Inc.	8-K	000-12867	2.1	12/16/04

2.4	Securities Purchase Agreement by and among 3Com Corporation, 3Com Technologies, Huawei Technologies Co., Ltd. and Shenzen Huawei Investment & Holding Co., Ltd., dated as of October 28, 2005	8-K/A	000-12867	2.1	3/30/06

2.5	Stock Purchase Agreement by and between Shenzhen Huawei Investment & Holding Co., Ltd. and 3Com Technologies, dated as of December 22, 2006	8-K	000-12867	10.1	12/27/06

3.1	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger	10-Q	002-92053	3.4	10/8/99

3.2	Registrant’s Bylaws, as amended on March 23, 2005	8-K	000-12867	3.1	3/28/05

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	10-Q	000-12867	3.6	10/11/01

4.1	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002	8-A/A	000-12867	4.1	11/27/02

10.1	Stand Alone Stock Option Agreement dated July 3, 2007 by and between Jay Zager and 3Com Corporation *	S-8	333-144322	10.2	7/3/07

10.2	Stand Alone Restricted Stock Agreement dated July 3, 2007 by and between Jay Zager and 3Com Corporation *	S-8	333-144322	10.3	7/3/07

31.1	Certification of Principal Executive Officer					X

31.2	Certification of Principal Financial Officer					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan