Form 10-Q
period 2007-11-30
3COM CORP
filed 2008-01-09
CIK 738076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2007
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
Yes ☐ No ☑
As of December 28, 2007, 402,207,736 shares of the registrant’s common stock were outstanding.

3COM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 30, 2007

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
This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future: future growth; future growth of H3C, including strategy, growth, management of growth, dependence, expected benefits, method of consolidation, PRC tax rate and dividend tax, sales from China, adjustments to preliminary purchase price allocation for 49 percent acquisition, and resources needed to comply with Sarbanes-Oxley and manage operations; impact of SFAS No. 123(R) and other accounting regulations; expected annual amortization expense; TippingPoint IPO; environment for enterprise networking equipment; challenges relating to sales growth; supply of components; trend towards Gigabit products; research and development focus; characteristics of IPS and certain H3C products; future sales of connectivity products; re-assessment, development and execution of our “go-to-market” strategy; strategic product and technology development plans; management of DVBU and Corporate segments to reach sustained profitability; goal of profitability; dependence on China; ability to satisfy cash requirements for at least the next twelve months; restructuring activities and expected charges to be incurred; potential additional restructuring and cost reduction activities; expected sale of land; expected cost savings from restructuring activities and integration; potential acquisitions and strategic relationships including matters relating to our announced proposed acquisition by an entity controlled by affiliates of Bain Capital Partners; future contractual obligations; recovery of deferred tax assets; adjustments to tax benefits; reserves; market risk; outsourcing; competition and pricing pressures; and effect of litigation; and you can identify these and other forward-looking statements by the use of words such as “may,” “can,” “should,” “expects,” “plans,” “anticipates,”

“believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology. Forward- looking statements also include the assumptions underlying or relating to any forward-looking statements.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
3COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(In thousands, except per share data)	2007	2006	2007	2006
Sales	$317,801	$332,976	$637,235	$633,120
Cost of sales	165,681	182,825	336,179	346,540

Gross profit	152,120	150,151	301,056	286,580

Operating expenses:
Sales and marketing	80,785	76,188	155,189	153,310
Research and development	52,199	48,151	104,509	95,944
General and administrative	31,060	22,341	52,538	42,617
Amortization	26,260	12,221	52,266	24,402
Restructuring charges	3,147	630	3,572	555

Total operating expenses	193,451	159,531	368,074	316,828

Operating loss	(41,331)	(9,380)	(67,018)	(30,248)
Gain (loss) on investments, net	1	(911)	328	1,381
Interest (expense) income, net	(3,966)	11,447	(7,533)	21,537
Other income, net	10,342	12,616	22,426	17,334

(Loss) income before income taxes and minority interest	(34,954)	13,772	(51,797)	10,004
Income tax provision	(670)	(2,315)	(2,481)	(3,673)
Minority interest in income of consolidated joint venture	—	(14,973)	—	(23,915)

Net loss	$(35,624)	$(3,516)	$(54,278)	$(17,584)

Basic and diluted net loss per share	$(0.09)	$(0.01)	$(0.14)	$(0.04)

Shares used in computing per share amounts:
Basic and diluted	398,989	393,352	398,015	392,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30,	May 31,
(In thousands, except per share data)	2007	2007
ASSETS
Current assets:
Cash and equivalents	$419,143	$559,217
Notes receivable	70,996	77,368
Accounts receivable, less allowance for doubtful accounts of $16,124 and $15,292 respectively	127,550	102,952
Inventories	93,788	107,988
Other current assets	54,227	50,157

Total current assets	765,704	897,682
Property and equipment, less accumulated depreciation and amortization of $197,936 and $234,554 respectively	63,919	76,460
Goodwill	767,274	766,444
Intangible assets, net	322,678	371,289
Deposits and other assets	26,747	39,217

Total assets	$1,946,322	$2,151,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103,115	$110,430
Current portion of long-term debt	48,000	94,000
Accrued liabilities and other	366,873	435,638

Total current liabilities	517,988	640,068
Deferred taxes and long-term obligations	14,865	23,725
Long-term debt	288,000	336,000
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value, 990,000 shares authorized; shares issued: 402,205 and 399,064 respectively	2,337,557	2,323,356
Retained deficit	(1,230,686)	(1,176,406)
Accumulated other comprehensive income	18,598	4,349

Total stockholders’ equity	1,125,469	1,151,299

Total liabilities and stockholders’ equity	$1,946,322	$2,151,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	November 30,
(In thousands)	2007	2006
Cash flows from operating activities:
Net loss	$(54,278)	$(17,584)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	69,279	39,789
Stock-based compensation charges	9,868	10,237
Loss (gain) on property and equipment disposals	155	(10,920)
Gain on investments, net	(185)	(1,801)
Minority interest in income of consolidated joint venture	—	23,915
Deferred income taxes	(1,234)	(5,907)
Changes in assets and liabilities:
Accounts receivable	(10,418)	(53,149)
Inventories	16,863	3,349
Other assets	113	19,925
Accounts payable	(14,642)	(30,897)
Other liabilities	(68,080)	18,035

Net cash used in operating activities	(52,559)	(5,008)

Cash flows from investing activities:
Purchases of investments	—	(224,999)
Proceeds from maturities and sales of investments	442	269,932
Purchases of property and equipment	(9,746)	(16,118)
Proceeds from sale of property and equipment	864	33,108

Net cash (used in) provided by investing activities	(8,440)	61,923

Cash flows from financing activities:
Issuances of common stock	5,656	12,635
Repurchases of common stock	(1,322)	(4,708)
Repayment of long term debt	(94,000)	—
Dividend paid to minority interest shareholder	—	(40,785)

Net cash used in financing activities	(89,666)	(32,858)

Effect of exchange rate changes on cash and equivalents	10,591	4,026

Net change in cash and equivalents during period	(140,074)	28,083
Cash and equivalents, beginning of period	559,217	501,097

Cash and equivalents, end of period	$419,143	$529,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our financial position as of November 30, 2007 and June 1, 2007, our results of operations for the three and six months ended November 30, 2007 and December 1, 2006 and our cash flows for the six months ended November 30, 2007 and December 1, 2006.
We use a 52 or 53 week fiscal year ending on the Friday nearest to May 31. For convenience, the condensed consolidated financial statements have been shown as ending on the last day of the calendar month. Accordingly, the three months shown as ended November 30, 2007 actually ended on November 30, 2007, the three months shown as ended November 30, 2006 actually ended on December 1, 2006, and the year shown as ended May 31, 2007 actually ended on June 1, 2007. The results of operations for the three and six months ended November 30, 2007 may not be indicative of the results to be expected for the fiscal year ending May 30, 2008 or any other future periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended June 1, 2007.
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). The interpretation requires companies to recognize the tax benefits of uncertain tax positions only where the position is more likely than not to be sustained upon examination by tax authorities. The amount recognized would be the amount that represents the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized. A liability would be recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty on the excess. FIN 48 requires, among other items, a tabular reconciliation of the change during the reporting period, in the aggregate unrecognized tax benefits claimed or expected to be claimed in tax returns and disclosure relating to accrued interest and penalties for unrecognized tax benefits. Additional disclosure will also be required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next twelve months. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of June 2, 2007. See Note 5 – Income Taxes.
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
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which expresses the staff’s views regarding the process of quantifying financial statement misstatements. The Bulletin is effective at our fiscal year end 2008. The Company currently believes the adoption will have no impact on our results of operations, cash flow or financial position.

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
In June 2007, the FASB ratified EITF 07-3, Accounting for NonRefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted in the first quarter of fiscal 2009. The Company is currently evaluating the impact, if any, of the pending adoption of EITF 07-3 on its consolidated financial statements.
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
As of November 30, 2007, total unrecognized stock-based compensation expense relating to unvested employee stock options, restricted stock and employee stock purchase plan, adjusted for estimated forfeitures, was $38.6 million. This amount is expected to be recognized over a weighted-average period of 2.5 years. If actual forfeitures differ from current estimates, total unrecognized stock-based compensation expense will be adjusted for future changes in estimated forfeitures.
Stock-based compensation recognized in the three and six months ended November 30, 2007 as a result of the adoption of SFAS No. 123(R) as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123(R) use the Black-Scholes option pricing model for estimating the fair value of options granted under the company’s equity incentive plans. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The underlying weighted-average assumptions used in the Black-Scholes model and the resulting estimates of fair value per share were as follows for options granted during the three and six months ended November 30, 2007 and 2006:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	November 30,	November 30,	November 30,	November 30,
	2007	2006	2007	2006

Employee stock options:
Volatility	42.9%	42.7%	40.5%	42.7%
Risk-free interest rate	3.9%	4.7%	4.7%	4.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (years)	3.8	4.0	3.8	4.0

Fair value per option	$1.46	$1.67	$1.49	$1.67

Employee Stock Purchase Plan:
Volatility	61.1%	49.2%	61.1%	49.2%
Risk-free interest rate	4.0%	5.1%	4.0%	5.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (years)	0.5	0.5	0.5	0.5

Fair value per option	$1.60	$1.27	$1.60	$1.27
The following table presents stock-based compensation expenses included in the accompanying consolidated statements of operations (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended November	Ended November	Ended November	Ended November
	30, 2007	30, 2006	30, 2007	30, 2006
Cost of sales	$523	$383	$907	$702
Sales and marketing	1,418	1,568	2,393	2,805
Research and development	973	1,545	1,694	2,713
General and administrative	3,092	3,454	4,874	4,017

Stock-based compensation expense before tax	$6,006	$6,950	$9,868	$10,237

As of November 30, 2007, our outstanding stock options as a percentage of outstanding shares were approximately 12 percent. Stock option detail as of November 30, 2007, was as follows (shares in thousands):

		Weighted
		average
	Number of	exercise
	shares	price
Outstanding May 31, 2007	52,280	$5.23
Granted	1,455	4.08
Exercised	(1,649)	2.03
Cancelled	(3,914)	6.10

Outstanding November 30, 2007	48,172	$5.24

Exercisable	25,943	$5.86
Weighted average grant-date fair value of options granted		$1.49
During the six months ended November 30, 2007 approximately 1.6 million options were exercised at an aggregate intrinsic value of $4.4 million. The intrinsic value is calculated as the difference between the market value as of November 30, 2007 and the exercise price of the options. The closing market value as of November 30, 2007 was $4.31 per share as reported by the NASDAQ Global Select Market. The aggregate intrinsic value of in-the-money options outstanding and options exercisable as of November 30, 2007 was $12.3 million and $8.4 million, respectively.
Options outstanding that are vested and expected to vest as of November 30, 2007 are as follows:

Weighted
		Weighted	Average
	Number of	average	Remaining	Aggregate
	Shares	Grant-Date	Contractual	Intrinsic Value
	(in thousands)	Fair Value	Life (in years)	(in thousands)
Vested and expected to vest at November 30, 2007	37,733	$5.43	4.3	$10,845
Restricted stock award activity during the six months ended November 30, 2007 and restricted stock award detail as of November 30, 2007, were as follows (shares in thousands):

		Weighted
	Number of	average
	Shares	Grant-Date
	(unvested)	Fair Value
Outstanding May 31, 2007	2,403	$4.33
Granted	790	3.90
Vested	(576)	4.37
Forfeited	(275)	4.15

Outstanding November 30, 2007	2,342	$4.20

During the six months ended November 30, 2007 approximately 0.6 million restricted shares with an aggregate fair value of $2.4 million became vested.
Restricted stock unit activity during the six months ended November 30, 2007 and restricted stock units outstanding as of November 30, 2007, were as follows (shares in thousands):

Number of
Shares
(unvested)
Outstanding May 31, 2007	3,111
Granted	4,427
Vested	(632)
Forfeited	(364)

Outstanding November 30, 2007	6,542

Total aggregate intrinsic value of restricted stock units at November 30, 2007 was $28.2 million with a weighted-average remaining contractual term of 2.2 years.
During the six months ended November 30, 2007 approximately 0.6 million restricted share units with an aggregate fair value of $2.2 million became vested.
Employee Stock Purchase Plan. We have an employee stock purchase plan (ESPP) under which eligible employees may authorize payroll deductions of up to ten percent of their compensation, as defined, to purchase common stock at a price of 85 percent of the lower of the fair market value as of the beginning or the end of the six-month offering period. We recognized $0.8 million of stock-based compensation expense related to the ESPP in the six months ended November 30, 2007.

NOTE 3. ACQUISITIONS
On November 17, 2003, we formed H3C, formerly known as the Huawei-3Com joint venture, with a subsidiary of Huawei Technologies, Ltd. (Huawei). H3C is domiciled in Hong Kong, and has its principal operating center in Hangzhou, China. Two years after formation of H3C, we had the one-time option to purchase an additional two percent ownership interest from Huawei. We exercised this right and entered into an agreement to purchase an additional two percent ownership interest in H3C from Huawei for an aggregate purchase price of $28.0 million. The acquisition occurred on January 27, 2006 at which time we owned a majority interest in the joint venture and, therefore, consolidated H3C’s financial statements (beginning February 1, 2006). Three years after formation of H3C, we and Huawei each had the right to initiate a bid process to purchase the equity interest in H3C held by the other. 3Com initiated the bidding process on November 15, 2006 to buy Huawei’s 49 percent stake in H3C. Huawei ultimately accepted our bid and the transaction closed on March 29, 2007, at which time 3Com paid the $882 million purchase price in full. As such, H3C is a wholly owned subsidiary in the six months ended November 30, 2007 as compared to the same period of the previous year when we owned 51 percent and Huawei had a minority ownership.
NOTE 4. RESTRUCTURING CHARGES
In recent fiscal years, we have undertaken several initiatives involving significant changes in our business strategy and cost structure.
In fiscal 2001, we began a broad restructuring of our business to enhance the focus and cost effectiveness of our businesses in serving their respective markets. These restructuring efforts continued through fiscal 2008. As of November 30, 2007, accrued liabilities related to actions initiated in fiscal 2001, 2002, 2003, 2004, 2005, 2006, 2007, and 2008 (the “Fiscal 2001 Actions”, “Fiscal 2002 Actions”, “Fiscal 2003 Actions”, “Fiscal 2004 Actions”, “Fiscal 2005 Actions”, “Fiscal 2006 Actions”, “Fiscal 2007 Actions”, and “Fiscal 2008 Actions”) mainly consist of lease obligations associated with vacated facilities and employee separation costs.
Restructuring charges related to these various initiatives resulted in a charge of $3.1 million in the second quarter of fiscal 2008 and a net charge of $0.6 million in the second quarter of fiscal 2007. Net restructuring charges in the second quarter of fiscal 2008 consisted of $2.4 million for severance and outplacement costs and $0.7 million for facilities-related charges. Included in the $2.4 million of severance and outplacement costs was a $1.0 million charge related to the termination of the unvested stock options, restricted stock and restricted stock units, of terminated employees, who were let go as part of the Fiscal 2008 Actions. The severance agreements contain a provision for the payout of the intrinsic value of the share-based awards pending the closing of a proposed acquisition by affiliates of Bain Capital Partners. The net restructuring charge in the second quarter of fiscal 2007 resulted from severance, outplacement and other costs of $2.8 million, offset by $2.2 million in benefit resulting from changes in estimates on previously established restructuring provisions. Restructuring charges for the first six months of fiscal 2008 were $3.6 million, and net restructuring charges for the first six months of fiscal 2007 were $0.5 million.
Accrued liabilities associated with restructuring charges totaled $3.9 million as of November 30, 2007 and are included in the caption “Accrued liabilities and other” in the accompanying consolidated balance sheets. These liabilities are classified as current because we expect to satisfy such liabilities in cash within the next 12 months.
Fiscal 2008 Actions
Activity and liability balances related to the fiscal 2008 restructuring actions are as follows (in thousands):

	Employee
	Separation Expense	Total
Balance as of May 31, 2007	$—	$—

Provisions	3,435	3,435
Payments	(1,164)	(1,164)

Balance as of November 30, 2007	$2,271	$2,271

Employee separation expenses include severance pay, outplacement services, medical and other related benefits. During the six months ended November 30, 2007, the total reduction in workforce associated with actions initiated during fiscal 2008 included approximately 49 employees who had been separated or were currently in the separation process and approximately 16 additional employees who had been notified but had not yet worked their last day.
We expect to complete any remaining activities related to actions initiated in fiscal 2008 during fiscal 2008.
Fiscal 2007 Actions
Activity and liability balances related to the fiscal 2007 restructuring actions are as follows (in thousands):

	Employee	Facilities-	Other
	Separation	related	Restructuring
	Expense	Charges	Costs	Total
Balance as of May 31, 2007	$1,330	$264	$—	$1,594

Provisions (benefits)	(132)	(15)	53	(94)
Payments	(863)	(120)	(53)	(1,036)

Balance as of November 30, 2007	$335	$129	$—	$464

Employee separation expenses include severance pay, outplacement services, medical and other related benefits. The reduction in workforce affected employees involved in research and development, sales and marketing, customer support, and general and administrative functions. In the six months ended November 30, 2007, the total reduction in workforce associated with actions initiated during fiscal 2007 included approximately four employees who had been separated or were currently in the separation process and approximately one additional employee who had been notified but had not yet worked his or her last day.
We expect to complete any remaining activities related to actions initiated in fiscal 2007 during fiscal 2008.
Fiscal 2001 through 2006 Actions
Activity and liability balances related to the fiscal 2001 through 2006 restructuring actions are as follows (in thousands):

	Employee		Other
	Separation	Facilities-	Restructuring
	Expense	related Charges	Costs	Total
Balance as of May 31, 2007	$303	$1,479	$—	$1,782

Provisions (benefits)	(3)	231	3	231
Payments	—	(830)	(3)	(833)

Balance as of November 30, 2007	$300	$880	$—	$1,180

Facilities related provisions in the quarter were related to revised lease obligation terms, for estimated sublease income.
We expect to complete any remaining activities related to these actions during fiscal 2008.

NOTE 5. INCOME TAXES
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), that clarifies the accounting and recognition for income tax positions taken or expected to be taken in our tax returns. FIN 48 provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 on June 2, 2007 which resulted in no adjustment to the beginning of the year retained earnings balance. As of the adoption date, the Company had unrecognized tax benefits of $24.8 million and valuation allowances of $937.1 million, for a total of $961.9 million in unrecognized tax benefits. The valuation allowance of $937.1 million includes $143.5 million attributable to the tax benefit of stock option deductions, which, if recognized, will be allocated directly to paid-in-capital. In addition, the valuation allowance includes approximately $59.3 million for acquired net operating loss carryforwards which, if realized, would result in a decrease in goodwill. The remaining tax benefits, if recognized would affect our effective tax rate. As of the end of the second quarter of fiscal 2008 the balance of unrecognized tax benefits excluding the valuation allowance was $27.4 million, representing an increase over the fiscal year to date of $2.6 million. All of this increase, if recognized, would affect our effective tax rate. The amount of the increase in the second quarter was $1.3 million. Substantially all of these increases relate to tax positions taken in the current fiscal period. Since adoption there has been no material reduction in the amount of unrecognized benefits as a result of the expiry of applicable statutes.
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
We estimate that the balance of unrecognized tax benefits will decrease by approximately $0.8 million over the next twelve months as a result of the expiration of various statutes.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 2, 2007, the combined amount of accrued interest and penalties related to uncertain tax positions was $2.1 million and zero, respectively, which has been recorded within the balance of unrecognized tax benefits. As of the end of the second quarter of fiscal 2008 the balance of interest and penalties included in unrecognized tax benefits was $2.5 million, representing an increase over the fiscal year to date of $0.4 million. The amount of the increase in tax expense related to interest and penalties in the second quarter was $0.2 million.
NOTE 6. COMPREHENSIVE (LOSS) INCOME
The components of comprehensive (loss) income, net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November,
	2007	2006	2007	2006
Net loss	$(35,624)	$(3,516)	$(54,278)	$(17,584)
Other comprehensive income:
Net unrealized gain (loss) on investments	—	965	(210)	2,004
Change in accumulated translation adjustments	7,622	2,985	14,250	3,667

Total comprehensive (loss) income	$(28,002)	$434	$(40,238)	$(11,913)

NOTE 7. NET LOSS PER SHARE
Employee stock options of 48.2 million, restricted stock awards of 2.3 million and restricted stock units of 6.5 million shares for both the three and six months ended November 30, 2007 and stock options of 64.2 million, restricted stock awards of 3.1 million and restricted stock units of 3.5 million shares for both the three and six months ended November 30, 2006 were not included in the computation of diluted earnings per share as the net loss for these periods would have made their effect antidilutive.
NOTE 8. INVENTORIES
The components of inventories are as follows (in thousands):

	November 30,	May 31,
	2007	2007
Finished goods	$58,495	$61,857
Work-in-process	6,588	7,143
Raw materials	28,705	38,988

Total	$93,788	$107,988

NOTE 9. INTANGIBLE ASSETS, NET
The following table details our purchased intangible assets (in thousands):

	November 30, 2007			May 31, 2007
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Existing technology	$374,384	$(165,883)	$208,501	$387,233	$(148,641)	$238,592
Trademark	55,502	—	55,502	55,500	—	55,500
Huawei non-compete agreement	33,370	(11,066)	22,304	33,000	(61)	32,939
OEM agreement	24,140	(3,985)	20,155	23,800	(22)	23,778
Maintenance contracts	19,000	(8,972)	10,028	19,000	(7,389)	11,611
Other	22,008	(15,820)	6,188	21,924	(13,055)	8,869

Total	$528,404	$(205,726)	$322,678	$540,457	$(169,168)	$371,289

In the first quarter of fiscal 2008 we wrote off a $15.6 million fully amortized existing technology intangible asset related to our connectivity business. Since the products associated with the connectivity business are near the end of the product life cycle, we have concluded that the asset does not provide any future benefit. Additionally, in the first six months of fiscal 2008 our gross intangible assets increased by $3.5 million for the appreciation on the Renminbi affecting the value of certain intangible assets tied to our Chinese business. These intangible assets have a weighted-average useful life of approximately four years.
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

The following table summarizes the activity in the allowance for estimated warranty costs for the six months ended November 30, 2007 and 2006 (in thousands):

	Six Months Ended
	November 30,
	2007	2006
Accrued warranty, beginning of period	$40,596	$41,791
Cost of warranty claims processed during the period	(21,377)	(26,481)
Provision for warranties related to products sold during the period	20,699	23,671

Accrued warranty, end of period	$39,918	$38,981

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
Interest on borrowings is payable semi-annually on March 28 and September 28, and commenced on September 28, 2007. The applicable LIBOR rate at September 30, 2007 was 5.1%. Remaining payments of principal on the A&R Loans are due as follows on September 28, for fiscal years ending May 31 (in thousands):

	Tranche A	Tranche B

2009	46,000	2,000
2010	46,000	2,000
2011	46,000	2,000
2012	—	20,000
2013	—	172,000
In the second quarter of fiscal 2008, we made principal and interest payments of $94.0 million and $11.2 million, respectively. Accrued interest at the end of the period related to the long-term debt was $0.1 million.
As of November 30, 2007, we are in compliance with all of our debt covenants under the A&R Loans.
NOTE 12. SEGMENT INFORMATION
Based on the information provided to our chief operating decision-maker (CODM) for purposes of making decisions about allocating resources and assessing performance, we review the operations of the business by looking at four reporting segments. In prior fiscal years we reported two segments, SCN and H3C. In fiscal 2008, we have realigned our internal reporting and, as a result, we have changed our segment reporting to be in line with the way we are now internally managing our business. This change breaks-out the SCN segment into the Data and Voice business unit (“DVBU”), our TippingPoint security division (“TippingPoint”) and corporate expenses (“Corp”). We do not use any allocation methods to distribute these corporate expenses to our operating business units.   Management evaluates segment performance based on segment revenue, gross profit, direct operating expense and operating income (loss).

Summarized financial information of our operations by segment for the three and six months ended November 30, 2007 and 2006 is as follows.

	Three Months Ended November 30, 2007
			Tipping			Eliminations/
(in thousands)	H3C	DVBU	Point	Corp		Other		Total
Revenue	$182,823	$139,879	$25,785			$(30,686	)a	$317,801
Gross profit	100,673	40,125	17,536	(100	)b	(6,114	)c	152,120
Operating expense	72,926	49,610	16,989	11,436	b	42,490	d	193,451
Operating income (loss)	$27,747	$(9,485)	$547	$(11,536)		$(48,604)		$(41,331)

	Three Months Ended November 30, 2006
			Tipping			Eliminations/
(in thousands)	H3C	DVBU	Point	Corp		Other		Total
Revenue	$190,291	$144,268	$22,257			$(23,840	)a	$332,976
Gross profit	90,715	45,377	15,042	(600	)b	(383	)c	150,151
Operating expense	61,051	51,884	17,058	10,750	b	18,788	d	159,531
Operating income (loss)	$29,664	$(6,507)	$(2,016)	$(11,350)		$(19,171)		$(9,380)

	Six Months Ended November 30, 2007
			Tipping
(in thousands)	H3C	DVBU	Point	Corp		Eliminations/Other		Total
Revenue	$369,751	$279,455	$51,253			$(63,224	)a	$637,235
Gross profit	195,463	83,667	34,162	(210	)b	(12,026	)c	301,056
Operating expense	140,737	97,812	34,168	22,957	b	72,400	d	368,074
Operating income (loss)	$54,726	$(14,145)	$(6)	$(23,167)		$(84,426)		$(67,018)

	Six Months Ended November 30, 2006
			Tipping
(in thousands)	H3C	DVBU	Point	Corp		Eliminations/Other		Total
Revenue	$360,259	$281,336	$41,012			$(49,487	)a	$633,120
Gross profit	170,799	89,921	27,252	(690	)b	(702	)c	286,580
Operating expense	120,839	107,504	33,392	21,231	b	33,862	d	316,828
Operating income (loss)	$49,960	$(17,583)	$(6,140)	$(21,921)		$(34,564)		$(30,248)

a	- Represents eliminations for inter-company revenue during the respective periods.

b	- Represents costs not directly attributable to any operating business segment.

c	- Includes stock based compensation in all periods plus purchase accounting inventory related adjustments as applicable.

d	- Includes stock-based compensation, amortization and restructuring in all periods and acquisition related expenses as applicable.

Certain product groups accounted for a significant portion of our sales. Sales from these product groups as a percentage of total sales for the respective periods are as follows (in thousands except percentages):

	Three Months Ended				Six Months Ended
	November 30,				November 30,
	2007		2006		2007		2006
Networking	$255,533	80%	$272,852	82%	$517,509	81%	$516,885	82%
Security	35,062	12%	31,582	9%	66,545	11%	57,044	9%
Voice	16,657	5%	16,549	5%	32,978	5%	32,498	5%
Services	9,953	3%	8,568	3%	18,983	3%	16,919	3%
Legacy connectivity products	596	—%	3,425	1%	1,220	—%	9,774	1%

Total	$317,801		$332,976		$637,235		$633,120

NOTE 13. GEOGRAPHIC INFORMATION
Sales by geographic region are as follows (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2007	2006	2007	2006
China	$143,107	$158,276	$289,861	$290,785
Europe, Middle East, and Africa	73,209	70,933	142,871	140,467
North America	52,589	55,159	112,607	113,582
Asia Pacific (except China)	25,865	28,312	49,247	52,671
Latin and South America	23,031	20,296	42,649	35,615

Total	$317,801	$332,976	$637,235	$633,120

Sales information by geography to the extent available is reported based on the customer’s designated delivery point, except in the case of H3C’s original equipment manufacturer, or OEM, sales which are based on the hub locations of H3C’s OEM partners.
NOTE 14. LITIGATION
We are a party to lawsuits in the normal course of our business.  Litigation can be expensive and disruptive to normal business operations.  Moreover, the results of complex legal proceedings are difficult to predict.  We believe that we have meritorious defenses in the matter set forth below in which we are named as a defendant. An unfavorable resolution of the lawsuit described below could adversely affect our business, financial position, results of operations, or cash flow. We cannot estimate the loss or range of loss that may be reasonably possible as a result of this litigation and, accordingly, we have not recorded any associated liability in our consolidated balance sheets.
On December 5, 2001, TippingPoint and two of its current and former officers and directors, as well as the managing underwriters in TippingPoint’s initial public offering, were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit, which is part of a consolidated action that includes over 300 similar actions, is captioned In re Initial Public Offering Securities Litigation, Brian Levey vs. TippingPoint Technologies, Inc., et al. (Civil Action Number 01-CV-10976). The principal allegation in the lawsuit is that the defendants participated in a scheme to manipulate the initial public offering and subsequent market price of TippingPoint’s stock (and the stock of other public companies) by knowingly assisting the underwriters’ requirement that certain of their customers had to purchase stock in a specific initial public offering as a condition to being allocated shares in the initial public offerings of other companies. In relation to TippingPoint, the purported plaintiff class for the lawsuit comprises all persons who purchased TippingPoint stock from March 17, 2000 through December 6, 2000. The suit seeks rescission of the purchase prices paid by purchasers of shares of TippingPoint common stock. On September 10, 2002, TippingPoint’s counsel and counsel for the plaintiffs entered into an agreement pursuant to which the plaintiffs dismissed, without prejudice, TippingPoint’s former and current officers and directors from the lawsuit. In May 2003, a memorandum of understanding was executed by counsel for the plaintiffs, the issuer-defendants and their insurers setting forth the terms of a settlement that would result in the termination of all claims brought by the plaintiffs against the issuer-defendants and the individual defendants named in the lawsuit. In August 2003, TippingPoint’s Board of Directors approved the settlement terms described in the memorandum of understanding. In May 2004, TippingPoint signed a settlement agreement on behalf of itself and its current and former directors and officers with the plaintiffs. This settlement agreement formalizes the previously approved terms of the memorandum of understanding and, subject to certain conditions, provides for the complete dismissal, with prejudice, of all claims against TippingPoint and its current and former directors and officers. Any direct financial impact of the settlement is expected to be borne by TippingPoint’s insurers. On August 31, 2005, the District Court issued its preliminary approval of the settlement terms. The settlement remains subject to numerous conditions, including final approval by the District Court. There can be no assurance that such conditions will be met. If the District Court rejects the settlement agreement, in whole or in part, or the settlement does not occur for any other reason and the litigation against TippingPoint continues, we intend to defend this action vigorously, and to the extent necessary, to seek indemnification and/or contribution from the underwriters in TippingPoint’s initial public offering pursuant to its underwriting agreement with the underwriters. However, there can be no assurance that indemnification or contribution will be available to TippingPoint or enforceable against the underwriters.
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
Between September 28, 2007 and October 10, 2007, five putative class action complaints were filed in the Court of Chancery of the State of Delaware in connection with the announcement of the proposed acquisition of the Company by affiliates of Bain Capital Partners — Fisk v. 3Com Corporation, et al., Civil Action No. 3256-VCL; Bendit v. 3Com Corporation, et al., Civil Action No. 3258-VCL; Litvintchouk v. Robert Y.L. Mao, et al., Civil Action No. 3264-VCL; Kadlec v. 3Com Corporation, et al., Civil Action No. 3268-VCL; and Kahn v. 3Com Corporation, et al., Civil Action No. 3286-VCL. On October 12, 2007, the above-referenced actions were consolidated for all purposes and captioned: IN RE: 3COM SHAREHOLDERS LITIGATION, Civil Action No. 3256-VCL. An additional two putative class action complaints were filed in the Superior Court of Middlesex County, Massachusetts — Tansey v. 3Com Corporation, et al., Civil Action No. 07-3768, and Davenport v. Benhamou, et al., Civil Action No. 07-3973F. On November 2 and 13, 2007, the defendants filed motions to dismiss or, in the alternative, stay the two Massachusetts proceedings. On December 20, 2007, the Davenport case was stayed pending the resolution of class certification in the consolidated Delaware action captioned IN RE: 3COM SHAREHOLDERS LITIGATION. The motion to dismiss or, in the alternative, stay filed in the Tansey case is still pending. All of the complaints name 3Com and the current members of our board of directors as defendants. All of the complaints except the Tansey and Kahn petitions also name Paul G. Yovovich, a former member of our board of directors, as a defendant. Excepting the Tansey and Davenport petitions, all of the complaints also name Bain Capital Partners as a defendant. The Tansey complaint names Bain Capital, LLC as a defendant. The Davenport complaint also names Diamond II Acquisition Corp. and Diamond II Holdings, Inc. as defendants. Diamond II Acquisition Corp. was also named as a defendant in the Kahn complaint. The Bendit complaint also names Huawei Technologies Company as a defendant, and the Tansey complaint also names Huawei Technology Co. Ltd. as a defendant. Plaintiffs purport to represent stockholders of 3Com who are similarly situated to them. Among other things, the seven complaints allege that the proposed purchase price of $5.30 per share is inadequate and that our directors, in approving the proposed Merger, breached fiduciary duties owed to 3Com’s shareholders because they allegedly failed to take steps to maximize the value to our public stockholders. The complaints further allege that Bain Capital Partners and, in some cases, 3Com and Huawei, aided and abetted these alleged breaches of fiduciary duty. The complaints seek class certification, damages and certain forms of equitable relief, including enjoining the consummation of the Merger and a direction to our board of directors to obtain a transaction in the best interests of 3Com’s shareholders. We believe that plaintiffs’ allegations are without merit, and we intend to vigorously contest these actions. There can be no assurance, however, that we will be successful in our defense of these actions.

NOTE 15. PROPOSED ACQUISITION BY AFFILIATES OF BAIN CAPITAL  PARTNERS LLC
On September 28, 2007, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Diamond II Holdings, Inc., a corporation organized under the laws of the Cayman Islands, (“Newco”), and Diamond II Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Newco (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, and as a result the Company will continue as the surviving corporation and a wholly owned subsidiary of Newco (the “Merger”). Newco is controlled by Bain Capital Fund IX, L.P. and Shenzhen Huawei Investment & Holding Co. Ltd. The Board of Directors of the Company unanimously approved this transaction.
Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of the Company will be canceled and will be automatically converted into the right to receive $5.30 in cash, without interest. Vesting of all outstanding 3Com equity based awards will continue until the closing of the merger, in accordance with their respective terms. At the closing of the Merger, all outstanding shares of restricted stock and restricted stock units will fully vest and such outstanding shares of restricted stock and restricted stock unit awards will be purchased for $5.30 per share less applicable withholdings. Immediately prior to the closing of the Merger, outstanding options will become fully vested and exercisable. To the extent unexercised as of the closing of the Merger, options with an exercise price below $5.30 per share will be cashed out at the difference between $5.30 and the exercise price of the option, less applicable withholdings. All other options will terminate as of the closing of the Merger.
The Merger Agreement contains a non-solicitation or “no shop” provision restricting the Company from soliciting alternative acquisition proposals from third parties and from providing information to and engaging in discussions with third parties regarding alternative acquisition proposals. The no-shop provision is subject to a customary “fiduciary-out” provision which allows the Company under certain circumstances to participate in discussions with third parties with respect to bona fide written unsolicited alternative acquisition proposals and to terminate the Merger Agreement under certain circumstances after paying a termination fee of $66.0 million. The Merger Agreement further provides that, upon its termination under specified circumstances, the buyers would be required to pay the Company a termination fee of either $66.0 million or $110.0 million as applicable.
The buyers have obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement. The aggregate proceeds of the commitments, together with the available cash of the Company, will be sufficient for the buyers to pay the aggregate merger consideration and all related fees and expenses. Consummation of the Merger is subject to customary conditions to closing, including the approval of the Company’s stockholders and receipt of requisite U.S. and foreign antitrust and competition law approvals.
Several purported class action lawsuits have been filed since September 28, 2007 by 3Com shareholders against the Company, its current directors, a former director, Bain Capital Partners, and in some cases, Huawei Technologies. See note 14 “Litigation” for a further discussion of these actions.
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

Our products and services can generally be classified in the following categories:
▪	Networking;

▪	Security;

▪	Voice;

▪	Services; and

▪	Legacy Connectivity Products.
We have undergone significant changes in recent years, including:
▪	The proposed acquisition of the Company by affiliates of Bain Capital Partners;

▪	the formation and subsequent 100 percent acquisition of our Chinese joint venture H3C;

▪	financing a portion of the purchase price for our acquisition of H3C by entering into a $430 million senior secured credit agreement;

▪	restructuring activities, which included outsourcing of information technology, all manufacturing activity in our DVBU segment, significant headcount reductions in other functions, and selling excess facilities;

▪	significant changes to our executive leadership;

▪	acquiring TippingPoint Technologies, Inc.; and

▪	realigning our DVBU sales and marketing channels and expenditures.
We believe an overview of these significant recent events is helpful to gain a clearer understanding of our operating results.
Significant Events
Proposed Acquisition of the Company
On September 28, 2007 the Company entered into an Agreement and Plan of Merger to be acquired by an entity controlled by affiliates of Bain Capital Partners. Affiliates of Huawei Investment & Holding Co. Ltd will be minority investors in the acquiring entity.   Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of the Company will be canceled and will be automatically converted into the right to receive $5.30 in cash, without interest. We currently expect to complete the transaction by the first calendar quarter of 2008. Consummation of the Merger is, however, subject to customary conditions to closing, including the approval of the Company’s stockholders and receipt of requisite U.S. and foreign antitrust and competition law, many of which are outside of our control. The review by the Committee on Foreign Investment in the United States (or CFIUS) of our proposed acquisition by affiliates of Bain Capital Partners is a confidential process to which we submitted voluntarily. We and Bain Capital Partners are working closely with CFIUS to provide U.S. officials with information about the proposed transaction. For a further discussion of risks associated with the proposed acquisition, please refer to “Risk Factors” in Part II, Item 1A in this Form 10-Q.
H3C
On November 17, 2003, we formed H3C, formerly known as the Huawei-3Com joint venture, with a subsidiary of Huawei Technologies, Ltd. (Huawei). H3C is domiciled in Hong Kong, and has its principal operating center in Hangzhou, China. Two years after formation of H3C, we had the one-time option to purchase an additional two percent ownership interest from Huawei. We exercised this right and entered into an agreement to purchase an additional two percent ownership interest in H3C from Huawei for an aggregate purchase price of $28.0 million. The acquisition occurred on January 27, 2006 at which time we owned a majority interest in the joint venture and, therefore, consolidated H3C’s financial statements (beginning February 1, 2006). Three years after formation of H3C, we and Huawei each had the right to initiate a bid process to purchase the equity interest in H3C held by the other. 3Com initiated the bidding process on November 15, 2006 to buy Huawei’s 49 percent stake in H3C. Huawei ultimately accepted our bid and the transaction closed on March 29, 2007, at which time 3Com paid the $882 million purchase price in full. As such, H3C is a wholly owned subsidiary for the three and six months ended November 30, 2007 as compared to the same period of the previous year when we owned 51 percent and Huawei had a minority ownership.
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
Business Environment and Future Trends
Networking industry analysts and participants differ widely in their assessments concerning the prospects for near-term industry growth. Industry factors and trends also present significant challenges in the medium-term with respect to our goals for sales growth, gross margin improvement and profitability. Such factors and trends include:
▪	Intense competition in the market for higher-end, enterprise core routing and switching products;

▪	Aggressive product pricing by competitors targeted at gaining share in market segments where we have had a strong position historically, such as the small to medium-sized enterprise market; and

▪	The advanced nature and ready availability of merchant silicon, which allows low-end competitors to deliver competitive products and makes it increasingly difficult for us to differentiate our products.
We believe that long-term success in this environment requires us to be a global technology leader and to continue to invest in the development of key technologies. Our key focus for the remainder of our fiscal 2008 will be to continue to manage each of our operating segments toward sustainable growth, to make targeted investments in the integration of sales efforts and back office functions between H3C and both DVBU and Corporate, to maintain investment in key technologies, and to manage our TippingPoint and DVBU segments towards profitability. In the remainder of fiscal 2008, we also intend to continue investing in our H3C segment, in which we expect continued growth, but at a slower rate than in the past. This is expected to involve continued investment in research and development, increased focus on growth both inside and outside of China, and growing the dedicated H3C infrastructure in concert with a global 3Com consolidated plan. In addition we may make certain targeted investments in the integration of the H3C with both the DVBU and Corporate operating segments designed to drive more profitable near and long-term growth of the business.
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
Finally, we intend to look to improve our channels to market on these products. In order to achieve our sales goals in the DVBU segment for the remainder of fiscal 2008, it is important that we continue to enhance the features and capabilities of our products in a timely manner in order to expand our addressable market opportunities, distribution channels and market competitiveness. Also, we expect a very competitive pricing environment for the foreseeable future; this will likely continue to exert downward pressure on our DVBU sales, gross margin and profitability.
Other important factors in the continued success of our H3C business are expected to include: retaining key management and employees, continuing sales through Huawei as an OEM partner of H3C in the near-to-medium term, and continuing the year-over-year growth in H3C.

Our future plans for fiscal 2008 include a potential initial public offering (IPO) of common stock of our wholly owned subsidiary TippingPoint, our business that develops, markets and sells security products and services, such as its intrusion prevention system appliances and its security protection updates through its Digital Vaccine service. Given our announcement regarding our proposed acquisition by an entity controlled by affiliates of Bain Capital Partners, these plans are subject to the discretion of the purchaser in the event our acquisition closes. Any sale of TippingPoint stock would be registered under the Securities Act of 1933, and such shares of common stock would only be offered and sold by means of a prospectus. This Form 10-Q does not constitute an offer to sell or the solicitation of any offer to buy any securities of TippingPoint, and there will not be any sale of any such securities in any state in which such offer, solicitation, or sale would be unlawful prior to registration or qualification under the securities laws of such state.
Summary of Three Months Ended November 30, 2007 Financial Performance
▪	Our sales in the three months ended November 30, 2007 were $317.8 million, compared to sales of $333.0 million in the three months ended November 20, 2006, a decrease of $15.2 million, or 4.6 percent.

▪	Our gross margin improved to 47.9 percent in the three months ended November 30, 2007 from 45.1 percent in the three months ended November 30, 2006.

▪	Our operating expenses in the three months ended November 30, 2007 were $193.5 million, compared to $159.5 million in the three months ended November 30, 2006, a net increase of $34.0 million, or 21.3 percent.

▪	Our net loss in the three months ended November 30, 2007 was $35.6 million, compared to a net loss of $3.5 million in the three months ended November 30, 2006.

▪	Our balance sheet contains cash and equivalents of $419.1 million as of November 30, 2007, compared to cash and equivalents of $559.2 million at June 1, 2007 (the end of fiscal 2007). The balance sheet also includes debt of $336 million with $48 million classified as a current liability as of November 30, 2007 compared with debt of $430 million with $94 million classified as a current liability at the end of fiscal 2007.
Summary of Six Months Ended November 30, 2007 Financial Performance
▪	Our sales in the six months ended November 30, 2007 were $637.2 million, compared to sales of $633.1 million in the six months ended November 20, 2006, an increase of $4.1 million, or 0.6 percent.

▪	Our gross margin improved to 47.2 percent in the six months ended November 30, 2007 from 45.3 percent in the six months ended November 30, 2006.

▪	Our operating expenses in the six months ended November 30, 2007 were $368.1 million, compared to $316.8 million in the six months ended November 30, 2006, a net increase of $51.3 million, or 16.2 percent.

▪	Our net loss in the six months ended November 30, 2007 was $54.3 million, compared to a net loss of $17.6 million in the six months ended November 30, 2006.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are described in Note 2 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended June 1, 2007. These policies continue to be those that we feel are most important to a reader’s ability to understand our financial results.
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), that clarifies the accounting and recognition for income tax positions taken or expected to be taken in our tax returns. FIN 48 provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 on June 2, 2007 which resulted in no adjustment to the beginning of the year retained earnings balance. As of the adoption date, the Company has unrecognized tax benefits of $24.8 million and valuation allowances of $937.1 million, for a total of $961.9 million in tax benefits. The valuation allowance of $937.1 million includes $143.5 million attributable to the tax benefit of stock option deductions, which, if recognized, will be allocated directly to paid-in-capital. In addition, the valuation allowance includes approximately $59.3 million for acquired net operating loss carryforwards which, if realized, would result in a decrease in goodwill. The remaining tax benefits, if recognized would affect our effective tax rate. As of the end of the second quarter of fiscal 2008 the balance of unrecognized tax benefits excluding the valuation allowance was $27.4 million, representing an increase over the fiscal year to date of $2.6 million. All of this increase, if recognized, would affect our effective tax rate. The amount of the increase on the second quarter was $1.3 million. Substantially all of these increases relate to tax positions taken in the current fiscal period.
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
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 2, 2007, the combined amount of accrued interest and penalties related to uncertain tax positions was $2.1 million, which has been recorded within the balance of unrecognized tax benefits. As of the end of the second quarter of fiscal 2008 the balance of interest and penalties included in unrecognized tax benefits was $2.5 million, representing an increase over the fiscal year to date of $0.4 million. The amount of the increase in the second quarter was $0.2 million.
RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED NOVEMBER 30, 2007 AND 2006
The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	November 30		November 30
	2007	2006	2007	2006
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	52.1	54.9	52.8	54.7

Gross profit margin	47.9	45.1	47.2	45.3
Operating expenses:
Sales and marketing	25.4	22.9	24.4	24.2
Research and development	16.4	14.4	16.4	15.2
General and administrative	9.8	6.7	8.2	6.7
Amortization and write-down of intangible assets	8.3	3.7	8.2	3.9
Restructuring charges	1.0	0.2	0.5	0.1

Total operating expenses	60.9	47.9	57.7	50.1

Operating loss	(13.0)	(2.8)	(10.5)	(4.8)
Gain (loss) on investments, net	0.0	(0.3)	0.1	0.2
Interest (expense) income, net	(1.3)	3.4	(1.2)	3.4
Other income, net	3.3	3.8	3.5	2.7

(Loss) income before income taxes and minority interest	(11.0)	4.1	(8.1)	1.5
Income tax provision	(0.2)	(0.7)	(0.4)	(0.6)
Minority interest in income of consolidated joint venture	—	(4.5)	—	(3.8)

Net loss	(11.2)%	(1.1)%	(8.5)%	(2.9)%

Sales
Consolidated sales for the three and six months ended November 30, 2007 and 2006 by segment were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
H3C	$182.8	$190.3	$369.7	$360.3
DVBU	139.9	144.3	279.5	281.3
TippingPoint	25.8	22.3	51.3	41.0
Intercompany eliminations and other	(30.7)	(23.9)	(63.3)	(49.5)

Consolidated sales	$317.8	$333.0	$637.2	$633.1

Sales in our H3C segment decreased $7.5 million, or 3.9 percent, in the three months ended November 30, 2007 and increased $9.4 million, or 2.6 percent in the six months ended November 30, 2007 compared to the same period in the previous fiscal year. The decrease in sales in the three months ended November 30, 2007 is primarily attributable to reduced OEM sales to Huawei, partially offset by appreciation on the Renminbi related to our direct sales in China. The growth for the six months ended November 30, 2007 is primarily attributable to the appreciation on the Renminbi related to our direct sales in China as well as increased sales to our DVBU segment.
Sales in our DVBU segment decreased $4.4 million, or 3.0 percent, in the three months ended November 30, 2007 and decreased $1.8 million, or 0.6 percent in the six months ended November 30, 2007 compared to the same periods in the previous fiscal year. The decrease in sales in the three months ended November 30, 2007 is primarily attributable to decreased sales in our connectivity products and slower than expected sales in our North America region. Most of the decrease in our North America region was in our networking products. This decrease was partially offset by increased networking sales in our EMEA region. The decrease in sales in the six months ended November 30, 2007 is primarily attributable to decreased sales in our connectivity business which resulted from our exit of that business and reductions in North America region mostly offset by increased demand for DVBU’s Gigabit products in both our EMEA region and our Latin America region.
Sales in our TippingPoint segment increased $3.5 million, or 15.7 percent, in the three months ended November 30, 2007 and increased $10.3 million, or 25.1 percent in the six months ended November 30, 2007 compared to the same periods in the previous fiscal year. The increase in sales in the three and six months ended November 30, 2007 is primarily attributable to an increase in large account sales and related service revenue.
Intercompany eliminations and other increased by $6.8 million or 28.5 percent, in the three months ended November 30, 2007 and increased $13.8 million, or 27.9 percent in the six months ended November 30, 2007 compared to the same period in the previous fiscal year. This increase in both periods is primarily due to increased sales from our H3C segment to our DVBU segment.
Consolidated revenues decreased by $15.2 million or 4.6 percent in the three months ended November 30, 2007 and increased by $4.1 million, or 0.6 percent in the six months ended November 30, 2007 compared to the same period in the previous fiscal year.
Sales by major product categories are as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	November 30				November 30
	2007		2006		2007		2006
Networking	$255.5	80%	$272.9	82%	$517.5	81%	$516.9	82%
Security	35.1	12%	31.6	9%	66.5	11%	57.0	9%
Voice	16.7	5%	16.5	5%	33.0	5%	32.5	5%
Services	9.9	3%	8.6	3%	19.0	3%	16.9	3%
Connectivity Products	0.6	—%	3.4	1%	1.2	—%	9.8	1%

Total	$317.8	100%	$333.0	100%	$637.2	100%	$633.1	100%

Networking revenue includes sales of our Layer 2 and Layer 3 stackable 10/100/1000 managed switching lines, our modular switching lines, routers, wireless switching offerings and our small to medium-sized enterprise market products. Sales of our networking products decreased $17.4 million or 6.4 percent in the three months ended November 30, 2007 and increased $0.6 million in the six months ended November 30, 2007 compared to the same period in the previous fiscal year. The decrease in the three months ended November 30, 2007 is primarily attributable to slower than expected sales in our North American region. The increase in the six months ended November 30, 2007 is primarily attributable to expansion in our global sales of H3C developed products mostly offset by slower than expected sales in our North American region.
Security revenue includes our TippingPoint® products and services, as well as other security products, such as H3C’s security offerings, and our virtual private network, or VPN, and network access control, or NAC, offerings. Sales of our security products increased $3.5 million or 11.1 percent in the three months ended November 30, 2007 and $9.5 million, or 16.7 percent for the six months ended November 30, 2007 compared to the same period in the previous fiscal year. The increase is primarily driven by increased sales of our TippingPoint products in our North American region due to a couple of large deals and slightly increased sales on a global basis.
Voice revenue includes our VCX™ and NBX® voice-over-internet protocol, or VoIP, product lines, as well as voice gateway offerings. Sales of our Voice products increased $0.2 million or 1.2 percent in the three months ended November, 2007 and $0.5 million, or 1.5 percent in the six months ended November 30, 2007 compared to the same period in the previous fiscal year due to increased demand in North America.
Services revenue includes professional services and maintenance contracts, excluding TippingPoint maintenance which is included in security revenue. Services revenue increased $1.3 million or 15.1 percent in the three months ended November 30, 2007 and $2.1 million, or 12.4 percent in the six months ended November 30, 2007 compared to the same period in the previous fiscal year. The increase was driven by increased service offerings tied to expanded H3C networking sales.
Connectivity Products revenue in the three and six months ended November 30, 2007 was minimal compared to prior periods with continued future revenue only expected to be from royalty arrangements. The decrease resulted from our exit of this product line.
Gross Margin
Gross margin for the three and six months ended November 30, 2007 and 2006 by segment were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
H3C	55.1%	47.7%	52.9%	47.4%
DVBU	28.7%	31.5%	29.9%	32.0%
TippingPoint	68.0%	67.6%	66.7%	66.4%
Intercompany eliminations and other	20.3%	4.1%	19.4%	2.8%

Gross Margin	47.9%	45.1%	47.2%	45.3%

Gross margin in our H3C segment improved 7.4 points to 55.1 percent in the three months ended November 30, 2007 from 47.7 percent, and 5.5 points to 52.9 percent in the six months ended November 30, 2007 from 47.4 percent in the same periods in the previous fiscal year. The improvement in gross profit margin is explained by reduced cost of products, and improved pricing of products, including inter-company pricing as well as healthy growth of new products with higher margins.
Gross margin in our DVBU segment decreased 2.8 points to 28.7 percent in the three months ended November 30, 2007 from 31.5 percent in the same period of the previous fiscal year, and 2.1 points to 29.9 percent in the six months ended November 30, 2007 from 32.0 percent in the same period of the previous fiscal year. The decline is explained by costs associated with our change in service providers and reduced pricing, primarily in the mid-range switching product-offerings and inter-company pricing, offset in part by product cost reductions.
Gross margin in our TippingPoint segment improved 0.4 points to 68.0 percent in the three months ended November 30, 2007 from 67.6 percent and 0.3 points to 66.7 percent in the six months ended November 30, 2007 from 66.4 percent in the same period in the previous fiscal year.
Gross margin related to intercompany eliminations and other improved 16.2 points to 20.3 percent in the three months ended November 30, 2007 from 4.1 percent and 16.6 points to 19.4 percent in the six months ended November 30, 2007 from 2.8 percent in the same period in the previous fiscal year. The increase in both periods relate to purchase accounting adjustments resulting from our acquisition of the final 49 percent of H3C not present in the prior period.

Operating Expenses

	Three Months Ended				Six Months Ended
	November 30,		Change		November 30,		Change
(dollars in millions)	2007	2006	$	%	2007	2006	$	%
Sales and marketing	$80.8	$76.2	$4.6	6%	$155.2	$153.3	$1.9	1%
Research and development	52.2	48.2	4.0	8%	104.5	96.0	8.5	9%
General and administrative	31.1	22.3	8.8	39%	52.5	42.6	9.9	23%
Amortization	26.3	12.2	14.1	116%	52.3	24.4	27.9	114%
Restructuring	3.1	0.6	2.5	417%	3.6	0.5	3.1	620%

Total	$193.5	$159.5	$34.0	21%	$368.1	$316.8	$51.3	16%

Sales and Marketing. The most significant factors in the increase in the three and six months ended November 30, 2007 compared to the same periods in fiscal 2007 was the increased China related sales and marketing costs of $3.6 million due to increased compensation related charges.
Research and Development. The most significant factor contributing to the increase in the three and six months ended November 30, 2007 compared to the same period in fiscal 2007 was continued investment in our China-based development efforts and increased headcount of 195 Chinese employees.
General and Administrative. The most significant factor in the increase in the three and six months ended November 30, 2007 compared to the same periods in fiscal 2007 was $7.6 million of acquisition related costs from the proposed acquisition by affiliates of Bain Capital Partners.
Amortization. Amortization increased $14.1 million and $27.9 million in the three and six months ended November 30, 2007, respectively, when compared to the previous fiscal year due to a significant increase in amortization charges related to our acquisition of the remaining 49% of H3C in March.
Restructuring Charges
Restructuring charges in the three months ended November 30, 2007 included $2.4 million for severance and outplacement costs and $0.7 million in facilities-related charges. Restructuring charges in the six months ended November 30, 2007 included $3.3 million for severance and outplacement costs and $0.3 million in facilities-related charges. Restructuring charges in the three months ended November 30, 2006 included 1.6 million for severance and outplacement costs and $1.2 million for facilities-related charges partially offset by a $2.2 million in benefit resulting from for a change in estimate on previously established restructuring provisions. Restructuring charges in the first six months of fiscal 2007 primarily included $9.2 million for severance and outplacement costs and $1.5 million for facilities-related charges which were almost offset by an $8.0 million gain on the sale of our Santa Clara facility and $2.2 million in benefit resulting from a change in estimate on previously established restructuring provisions.
See Note 4 to Condensed Consolidated Financial Statements for a more detailed discussion of restructuring charges.
Gain (loss) on Investments, Net
Net gains on investments were zero million and $0.3 million in the three and six months ended November 30, 2007, respectively, which resulted from gains on our remaining investment portfolios. Net losses on investments were $0.9 million in the three months ended November 30, 2006 primarily reflecting a $1.0 million loss from the sale of our venture fund portfolios. This sale completed the sales of our venture portfolios. Net gains on investments were $1.4 million in the first six months of fiscal 2007, primarily reflecting a $1.4 million gain from the sale of certain investment portfolios.
Interest Expense/Income, Net
In the three and six months ended November 30, 2007, the Company incurred $3.9 million and $7.5 million, respectively, in net interest expense, versus net interest income of $11.4 million and $21.5 million in same periods of the prior fiscal year. The change was directly attributable to the reduced cash balance and incurrence of debt, both resulting from the use of funds and borrowings for the acquisition of the final 49 percent of H3C in March 2007.

Other Income, Net
Other income, net was $10.3 million in the three months ended November 30, 2007, a decrease of $2.3 million compared to the three months ended November 30, 2006. The decrease was in our Corporate segment which in the prior-year period included a gain from the insurance settlement on our Hemel facility of $3 million, net of other small increases. Other income, net was $22.4 million in the six months ended November 30, 2007, an increase of $5.1 million compared to the six months ended November 30, 2006. The increase was primarily due to a $5.0 million gain from the sale of a patent no longer used in our business and larger software subsidy amounts in our H3C segment in the six month period, offset in part by the absence of the Hemel facility insurance gain.
Income Tax Provision
Our income tax provision was $0.7 million for the three months ended November 30, 2007, a decrease of $1.6 million when compared to the corresponding period in the previous fiscal year. In the current quarter we had a favorable final position on an insurance settlement of $1.6 million as well as a discrete benefit of $0.5 million related to refunds of state taxes for prior periods. The remainder of the income tax provision for the current quarter and all of the provision for the corresponding period was the result of providing for taxes in certain foreign jurisdictions at various statutory rates. H3C is currently entitled to tax concessions which began in 2004 and exempted it from the PRC income tax for its initial two years and entitle it to a 50 percent reduction in income tax in the following three years. Consequently, subject to the possible effects of the new PRC tax laws discussed in “Risk Factors” below, we currently expect the H3C statutory rate in China to be 7.5 percent for the calendar years 2007 and 2008, and 15 percent thereafter.
The company has US Federal net operating loss carryforwards in the amount of $2.5 billion as of May 31, 2007.
Minority Interest of Huawei in the Income of Consolidated Huawei-3Com Joint Venture
There is no minority interest in the three or six months ended November 30, 2007 as H3C is now a wholly-owned subsidiary.
In the three and six months ended November, 2006 we recorded an allocation to minority interest of $15.0 million and $23.9 million, respectively, representing Huawei’s 49 percent interest in the net income reported by the H3C joint venture for the three and six months ended November 30, 2006.
Net Loss
Our net loss in the three months ended November 30, 2007 was $35.6 million, a $32.1 million increase in net loss when compared to the same period of the previous fiscal year. The increase was primarily driven by increased amortization expenses of $14.0 million due to the acquisition of the remaining 49 percent of H3C, acquisition costs of $7.6 million related to the proposed acquisition by affiliates of Bain Capital Partners, increased sales and marketing related costs of $4.6 million, increased R&D expenses of $4.0 million and increased restructuring charges of $2.5 million, partially offset by increased gross profits during the quarter. Our net loss in the six months ended November 30, 2007 was $54.3 million, a $36.7 million increase in net loss when compared to the same period of the previous fiscal year. The increase was primarily driven by increased amortization expenses of $27.9 million due to the acquisition of the remaining 49 percent of H3C, acquisition costs of $7.6 million related to the proposed acquisition by affiliates of Bain Capital Partners, increased sales and marketing related costs of $1.9 million, increased R&D expenses of $8.6 million and increased restructuring charges of $3.0 million, partially offset by increased gross profits and a $5.0 million gain from the sale of a patent during the period.

LIQUIDITY AND CAPITAL RESOURCES
Cash and equivalents as of November 30, 2007 were $419.1 million, a decrease of $140.1 million compared to the balance of $559.2 million as of May 31, 2007. The following table shows the major components of our condensed consolidated statements of cash flows for the six months ended November 30, 2007 and 2006:

	Six Months Ended
	November 30,
(In millions)	2007	2006
Cash and equivalents, beginning of period	$559.2	$501.1
Net cash used in operating activities	(52.6)	(5.0)
Net cash (used in) provided by investing activities	(8.4)	61.9
Net cash used in financing activities	(89.7)	(32.8)
Other	10.6	4.0

Cash and equivalents, end of period	$419.1	$529.2

Net cash used in operating activities was $52.6 million in the six months ended November 30, 2007, primarily reflecting our net loss of $54.3 million and increased deferred income taxes of $1.2 million,, more than offset by $69.3 million of depreciation and amortization and $9.9 million of stock-based compensation. Changes in assets and liabilities resulted in a net use of cash of $76.2 million, with other liabilities decreasing $68.1 million primarily due to a $95 million previously accrued compensation charge related to the change-in-control portion of H3C’s Equity Appreciation Rights Plan (which was triggered by the acquisition of the remaining 49% of H3C). Additionally accounts receivable increased $16.8 million, partially offset by a net collection in notes receivable of $6.4 million and a decrease in inventory of $16.9 million.
Net cash used in investing activities was $8.4 million for the six months ended November 30, 2007, consisting primarily of $9.7 million of net outflows related to purchases of property and equipment.
Net cash used in financing activities was $89.7 million in the six months ended November 30, 2007. During the six months ended November 30, 2007, we made a principal payment of $94.0 million related to our long term debt and we acquired $1.3 million of shares of restricted stock awards upon vesting from employees including those shares tendered to us to satisfy the tax withholding obligations that arise in connection with such vesting. This was offset by proceeds of $5.7 million from issuances of our common stock upon exercise of stock options.
As of November 30, 2007, bank-issued standby letters of credit and guarantees totaled $6.3 million, including $5.9 million relating to potential foreign tax, custom, and duty assessments.
We currently have no material capital expenditure purchase commitments other than ordinary course purchases of computer hardware, software and leasehold improvements. We believe that our future cash requirements will likely include an aggregate of $5 million to $10 million for professional fees related to our proposed acquisition by affiliates of Bain Capital Partners that are not contingent on the closing of the deal.
Cash requirements relating to our senior secured debt for the next twelve months include a March 2008 interest payment of approximately $13.1 million and a September 2008 interest and principal payment of approximately $61.1 million.
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
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 2, 2007, the combined amount of accrued interest and penalties related to uncertain tax positions was $2.1 million, which has been recorded within the balance of unrecognized tax benefits. There was no significant change to this amount during the six months ended November 30, 2008.
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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which expresses the staff’s views regarding the process of quantifying financial statement misstatements. The Bulletin is effective at our fiscal year end 2008. The Company currently believes the adoption will have no impact on our results of operations, cash flow or financial position.
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
In June 2007, the FASB ratified EITF 07-3, Accounting for NonRefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted in the first quarter of fiscal 2009. The Company is currently evaluating the impact, if any, of the pending adoption of EITF 07-3 on its consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We no longer hold any marketable equity traded securities as of November 30, 2007.
ITEM 4. CONTROLS AND PROCEDURES
Our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of our quarter ended November 30, 2007 pursuant to Exchange Act Rule 13a-15(b). The term “disclosure controls and procedures,” as defined under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of our quarter ended November 30, 2007, our disclosure controls and procedures were effective.
There have been no changes in our internal control over financial reporting that occurred during the three months ended November 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risk Related to Announced Acquisition by an entity controlled by affiliates of Bain Capital Partners
On September 28, 2007, we announced an agreement to be acquired by an entity controlled by affiliates of Bain Capital Partners. We cannot provide any assurance that the proposed acquisition will be consummated. If the transaction closes, we cannot assure you of the timing of the closing.
Consummation of the proposed acquisition is subject to the satisfaction of various conditions, including approval of the acquisition by a vote of a majority of the outstanding shares of our common stock and other customary closing conditions described in the Merger Agreement. We cannot guarantee that these closing conditions will be satisfied, that we will receive the required approvals or that the proposed acquisition will be successfully completed. Many of these conditions are out of our control. In the event that the proposed acquisition is not completed or is delayed:
•	management’s and our employees’ attention from our day-to-day business may be diverted because matters related to the proposed acquisition may require substantial commitments of their time and resources;

•	we may lose key employees;

•	our relationships with customers and vendors may be substantially disrupted as a result of uncertainties with regard to our business and prospects;

•	certain costs related to the proposed acquisition, such as legal and accounting fees and reimbursement of certain expenses, are payable by us whether or not the proposed acquisition is completed;

•	under certain circumstances, if the proposed acquisition is not completed, we may be required to pay a termination (break-up) fee of up to $66 million; and

•	the market price of shares of our common stock may decline to the extent that the current market price of those shares reflects a market assumption that the proposed acquisition will be completed.
In addition, CFIUS will review this transaction and could recommend that the transaction be changed, or blocked by the President, on national security grounds.
Any of these events could have a material negative impact on our results of operations and financial condition and could adversely affect the price of our common stock.

Risks Related to Historical Losses, Financial Condition and Substantial Indebtedness
We have incurred significant net losses in recent fiscal periods, including $35.6 million for the quarter ended November 30, 2007 and $3.5 million for the quarter ended November 30, 2006 and we may not be able to return to profitability.
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
We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. As of November 30, 2007, our total debt balance was $336 million, of which $48 million is due within one year and was classified as a current liability. These amounts represent borrowing under a senior secured loan incurred to finance a portion of the purchase price for our March 2007 acquisition from Huawei of its remaining 49 percent equity interest in H3C. In addition, despite current debt levels, the terms of our indebtedness allow us or our subsidiaries to incur more debt, subject to certain limitations.
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
Covenants in the agreements governing our senior secured loan materially restrict our H3C operations, including H3C’s ability to incur debt, pay dividends, make certain investments and payments, make acquisitions of other businesses and encumber or dispose of assets. These negative covenants restrict our flexibility in operating our H3C business. The agreements also impose affirmative covenants, including financial reporting obligations and compliance with law. In addition, in the event our H3C segment’s financial results do not meet our plans, the failure to comply with the financial covenants contained in the loan agreements could lead to a default if we are unable to amend such financial covenants. Our lenders may attempt to call defaults for violations of financial covenants (or other items, even if the underlying financial performance of H3C is satisfactory) in an effort to extract waiver or consent fees from us or to force a refinancing. A default and acceleration under one debt instrument or other contract may also trigger cross-acceleration under other debt instruments or other agreements, if any. An event of default, if not cured or waived, could have a material adverse effect on us because the lenders will be able to accelerate all outstanding amounts under the loan or foreclose on the collateral (which consists primarily of the assets of our H3C segment and could involve the lenders taking control over our H3C segment). Any of these actions would likely result in a material adverse effect on our business and financial condition.
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
For the quarter ended November 30, 2007, H3C accounted for approximately 58 percent of our consolidated revenue and approximately 66 percent of our consolidated gross profit. H3C, which is domiciled in Hong Kong and has its principal operations in Hangzhou, China, is subject to all of the operational risks that normally arise for a technology company with global operations, including risks relating to research and development, manufacturing, sales, service, marketing, and corporate functions. Furthermore, H3C may not be successful in selling directly to Chinese customers, particularly those in the public sector, to the extent that such customers favor Chinese-owned competitors. Given the significance of H3C to our financial results, if H3C is not successful, our business will likely be adversely affected.
Sales from our H3C segment, and therefore in China, constitute a material portion of our total sales, and our business, financial condition and results of operations will to a significant degree be subject to economic, political and social events in the PRC.
Our sales are significantly dependent on China, with approximately 45 percent of our consolidated revenues attributable to sales in China for the fiscal quarter ended November 30, 2007. We expect that a significant portion of our sales will continue to be derived from China for the foreseeable future. As a result, our business, financial condition and results of operations are to a significant degree subject to economic, political, legal and social developments and other events in China and surrounding areas. We discuss risks related to the PRC in further detail below.
Our H3C segment is dependent on Huawei Technologies in several material respects, including as an important customer; should Huawei reduce its business with H3C, our business will likely be materially adversely affected.
H3C derives a material portion of its sales from Huawei. In the three months ended November 30, 2007, Huawei accounted for approximately 28 percent of the revenue for our H3C segment and approximately 16 percent of our consolidated revenue. Huawei has no minimum purchase obligations with respect to H3C. Should Huawei reduce its business with H3C, H3C’s sales will suffer. On March 29, 2007 we acquired Huawei’s 49 percent interest in H3C for $882 million, giving us 100 percent ownership of H3C. Since Huawei is no longer an owner of H3C, it is possible that over time Huawei will purchase fewer products and services from H3C. We will need to continue to provide Huawei with products and services that satisfy its needs or we risk the possibility that it sources products from another vendor or internally develops these products. Further, we have and expect to continue to incur costs relating to transition matters with respect to support that Huawei previously provided for H3C when it was a shareholder. In addition, our China headquarters in Hangzhou, PRC is owned by Huawei and leased to us under a lease agreement that expires in December 2008; if we cannot renew this lease on terms favorable to us or find alternate facilities, we may suffer disruption in our H3C business. If any of the above risks occur, it will likely have an adverse impact on H3C’s sales and business performance.

We must execute on a global strategy to leverage the benefits of our H3C acquisition, including integration activities we determine to undertake; if we are not successful in these efforts, our business will suffer.
Our H3C acquisition presents unique challenges that we must address. We must successfully execute on managing our four business segments, and, to the extent we so choose, integrating these businesses, in order to fully benefit from this acquisition. As a joint venture owned by two separate companies, H3C historically operated in many ways independently from 3Com and Huawei. H3C’s business is largely based in the PRC and therefore significant cultural, language, business process and other differences exist between our other segments and H3C. In order to more closely manage and, to the extent we choose, integrate H3C, we expect to incur significant transition costs, including management retention costs and other related items. There may also be business disruption as management and other personnel focus on global management activities and integration matters.
In order to realize the full benefits of this acquisition, we will need to manage our four business segments and employ strategies to leverage H3C. These efforts will require significant time and attention of management and other key employees at 3Com and H3C. Depending on the decisions we make on various strategic alternatives available to us, we may develop new or adjusted global design and development initiatives, go-to-market strategies, branding tactics, unified back office, supply chain and IT systems, or other strategies that take advantage and leverage H3C’s and our other segments respective strengths. If we are not successful at transitioning effectively to full ownership of H3C, or if we do not execute on a global strategy that enables us to leverage the benefits of this acquisition, our business will be substantially harmed.
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
We continue to look for ways to decrease cost and improve efficiency by contracting with other companies to perform functions or operations that, in the past, we have performed ourselves. We have outsourced the majority of our manufacturing and logistics for our non H3C products. We now rely on outside vendors to meet the majority of our manufacturing needs as well as a significant portion of our IT needs for the non-H3C segments. Additionally, we outsource certain functions for technical support and product return services. We have recently transitioned our outsourced customer service and support functions from a single vendor to a combination of vendors complemented by internal sources. If we do not provide our customers with a high quality of service, we risk losing customers and/or increasing our support costs. To achieve future cost savings or operational benefits, we may expand our outsourcing activities to cover additional services which we believe a third party may be able to provide in a more efficient or effective manner than we could do internally ourselves.
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
We distribute many of our products through two-tier distribution channels that include distributors, systems integrators and value added resellers, or VARs. A significant portion of our sales is concentrated among a few distributors; our two largest distributors accounted for a combined 17 percent of our consolidated revenue for the three months ended November 30, 2007. If either of these distributors reduces its business with us, our sales and overall results of operations could be adversely affected.
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
If the PRC government changes, removes or withdraws any of the tax benefits currently enjoyed by our H3C segment, it will likely adversely affect our results of operations and cash flow. For example, H3C enjoys preferential income tax rates due to its status as a high technology enterprise headquartered within a high tech zone in Hangzhou, PRC. In March 2007 the People’s National Congress in the PRC approved a new tax reform law, effective on January 1, 2008, the broad intention of which is to align the tax regime applicable to foreign owned Chinese enterprises with that applicable to domestically-owned Chinese enterprises. If applicable to H3C, the effect of this new law would be to increase the statutory income tax rate for H3C in the PRC. The new law, however, provides for a reduced rate of corporate income tax for certain high-tech enterprises. While we are currently confirming H3C’s status as a “high-tech enterprise” under applicable regulations, we currently believe that H3C will in fact qualify as a high-tech enterprise and therefore be entitled to maintain its existing tax concessions.

If H3C is not entitled to “high-tech enterprise” treatment under this new law (due to the publication of new regulations or the interpretation of existing law or regulation), if other tax benefits currently enjoyed by H3C are withdrawn or reduced, or if new taxes are introduced which have not applied to H3C before, there would likely be a resulting increase to H3C’s statutory tax rates in the PRC. Increases to tax rates in the PRC, where our H3C segment is profitable, could adversely affect our results of operations and cash flow.
H3C is subject to restrictions on paying dividends and making other payments to us.
Chinese regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with Chinese accounting standards and regulations. H3C does business primarily through a Chinese entity that is required to set aside a portion of its after-tax profits – currently 10 percent — according to Chinese accounting standards and regulations to fund certain reserves. The Chinese government also imposes controls on the conversion of Renminbi into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. These restrictions may in the future limit our ability to receive dividends or repatriate funds from H3C. In addition, the credit agreement governing our senior secured loan also imposes significant restrictions on H3C’s ability to dividend or make other payments to our other segments. Finally, a new PRC law, effective January 1, 2008, imposes a withholding tax on certain payments by entities resident in PRC to entities outside of the PRC (including Hong Kong). The PRC Ministry of Finance has not yet issued final guidance on whether this new withholding tax will apply to dividends. If the withholding tax does apply to dividends, all dividends from H3C’s PRC subsidiaries to our H3C subsidiary in Hong Kong will be subject to this withholding tax at a rate of 5%. H3C’s main PRC subsidiary generates the cash used to pay principal and interest on our H3C loan (through dividend flows from the PRC to Hong Kong and then to the Cayman Islands). Accordingly, if this law does apply to dividends it would require us to earn proportionately higher profits in the PRC to service principal and interest on our loan, or force us to fund any deficiencies from cash in our other segments (which do not have positive cash flow from operations).
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes repurchases of our stock, including shares returned to satisfy employee tax withholding obligations, in the three months ended November 30, 2007:

	Total Number		Average
	of Shares		Price Paid
Period	Purchased		per Share
September 1, 2007 through September 28, 2007	277,808	(1)	$3.62
September 29, 2007 through October 26, 2007	5,620	(1)	4.88
October 27, 2007 through November 30, 2007	22,462	(1)	4.76

Total	305,890		$3.73

(1)	Represents shares returned to us to satisfy tax withholding obligations that arose upon the vesting of restricted stock awards.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Annual Meeting of Shareholders was held on September 26, 2007.

(b)	Each of the persons named in the Proxy Statement as a nominee for director was elected and the proposals listed below were approved. The following are the voting results of the proposals:

Proposal I	For	Withheld	Broker Non-Votes
Election of Directors:
Robert Y. L. Mao	303,534,532	19,840,179	0
Edgar Masri	309,705,357	13,669,354	0
Dominique Trempont	310,547,591	12,827,121	0
Other Directors whose term of office as a director continued after the meeting were Eric A. Benhamou, Gary T. DiCamillo, James R. Long and Raj Reddy. Paul Yovovich was a director whose term of office did not continue after the meeting.

Proposal II	For	Against	Abstain	Broker Non-Votes
To ratify the appointment of Deloitte & Touche LLP as our registered independent public accounting firm for the fiscal year ending May 30, 2008:	319,634,949	3,251,724	488,037	0
ITEM 5. OTHER INFORMATION
Bonus Determination for Departed “Named Executive Officer.”
On January 8, 2008, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved a bonus payment of $35,430 for the first half of fiscal 2008 for Donald M. Halsted, the Company’s former Chief Financial Officer who was named in our last proxy statement as a “named executive officer.” The Committee approved the bonus payment after considering 3Com’s performance during the first half of fiscal 2008, the level of achievement of previously-established metrics, current market conditions and the performance of the individual officer. Mr. Halsted’s award was pro-rated based on time worked at 3Com during the period.
Bonus Criteria — Dr. Shusheng Zheng.
On January 8, 2008, the Committee approved the following financial metrics and other criteria to determine cash bonuses for Dr. Shusheng Zheng, our H3C segment’s Chief Operating Officer.
Dr. Zheng’s target annual bonus opportunity described in his employment agreement will be split equally between (1) 3Com consolidated metrics (which are paid semi-annually and as to which the metrics were set for the second half of fiscal 2008) and (2) H3C segment metrics (which are paid annually under the H3C Cash Incentive Bonus Program for H3C’s calendar fiscal years and as to which the metrics were set for the 2008 fiscal year).
•	3Com Consolidated Metrics (50% of total opportunity). The Committee set the following financial goals, each of which can be met individually and independent of attainment of other metrics (the weighting of each metric is in parens):
•	3Com consolidated revenue (33-1/3%)

•	3Com consolidated non-GAAP operating profit (33-1/3%) and

•	3Com consolidated cash from operations (33-1/3%).
•	For each metric described above, the Committee set goals for bonus at three levels:
•	“threshold” (the achievement of which will result in a bonus opportunity amount of 50% of the target 3Com consolidated portion of the total bonus amount);

•	“target” (the achievement of which will result in a bonus opportunity amount of 100% of the target 3Com consolidated portion of the total bonus amount); and

•	“maximum” (the achievement of which will result in a bonus opportunity amount of 200% of the target 3Com consolidated portion of the total bonus amount).
•	H3C Segment Metrics (50% of total opportunity). The Committee set the following financial goals, each of which can be met individually and independent of attainment of other metrics (the weighting of each metric is in parens):
•	H3C segment revenue (33-1/3%)

•	H3C segment non-GAAP operating profit (33-1/3%) and

•	H3C segment cash from operations (33-1/3%).
•	For each metric described above, the Committee set goals for bonus at four levels:
•	“threshold” (the achievement of which will result in a bonus opportunity amount of 50% of the target H3C segment portion of the total bonus amount);

•	“first level target” (the achievement of which will result in a bonus opportunity amount of 64% of the target H3C segment portion of the total bonus amount);

•	“second level target” (the achievement of which will result in a bonus opportunity amount of 100% of the target H3C segment portion of the total bonus amount);

•	“maximum” (the achievement of which will result in a bonus opportunity amount of 200% of the target H3C segment portion of the total bonus amount).
•	The actual bonus opportunity amount will be based on a sliding scale for achievement attained in between specified levels, although for any single metric no amount will count towards the bonus opportunity unless, at a minimum, the “threshold” achievement level is attained for that metric.

•	After the bonus opportunity amount is calculated under the methodology set forth above, the Committee, in its discretion, may adjust the amount up or down by up to 25% based on the Committee’s evaluation of performance during the period against criteria established by the Committee.
ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	002-92053	2.1	4/4/00

2.2	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.	10-Q	002-92053	2.11	4/4/00

2.3	Agreement and Plan of Merger, dated December 13, 2004, by and among the Registrant, Topaz Acquisition Corporation and TippingPoint Technologies, Inc.	8-K	000-12867	2.1	12/16/04

2.4	Securities Purchase Agreement by and among 3Com Corporation, 3Com Technologies, Huawei Technologies Co., Ltd. and Shenzen Huawei Investment & Holding Co., Ltd., dated as of October 28, 2005	8-K/A	000-12867	2.1	3/30/06

2.5	Stock Purchase Agreement by and between Shenzhen Huawei Investment & Holding Co., Ltd. and 3Com Technologies, dated as of December 22, 2006	8-K	000-12867	10.1	12/27/06

2.6	Agreement and Plan of Merger by and

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
	among 3Com Corporation, Diamond II Holdings Inc. and Diamond II Acquisition Corp., dated September 28, 2007	8-K/A	000-12867	2.1	9/28/07

3.1	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger	10-Q	002-92053	3.4	10/8/99

3.2	Registrant’s Bylaws, as amended on March 23, 2005	8-K	000-12867	3.1	3/28/05

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	10-Q	000-12867	3.6	10/11/01

4.1	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002 (“Rights Agreement”)	8-A/A	000-12867	4.1	11/27/02

4.2	Amendment No. 1 to Rights Agreement, dated as of September 28, 2007	8-K	000-12867	4.1	9/28/07

10.1	Amended and Restated 3Com Corporation 1984 Employee Stock Purchase Plan (Amended and Restated as of September 26, 2007)*					X

31.1	Certification of Principal Executive Officer					X

31.2	Certification of Principal Financial Officer					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3Com Corporation (Registrant)
Dated: January 9, 2008	By:	/s/ Jay Zager
Jay Zager
Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer and a duly authorized officer of the registrant)

EXHIBIT LIST

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	002-92053	2.1	4/4/00

2.2	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.	10-Q	002-92053	2.11	4/4/00

2.3	Agreement and Plan of Merger, dated December 13, 2004, by and among the Registrant, Topaz Acquisition Corporation and TippingPoint Technologies, Inc.	8-K	000-12867	2.1	12/16/04

2.4	Securities Purchase Agreement by and among 3Com Corporation, 3Com Technologies, Huawei Technologies Co., Ltd. and Shenzen Huawei Investment & Holding Co., Ltd., dated as of October 28, 2005	8-K/A	000-12867	2.1	3/30/06

2.5	Stock Purchase Agreement by and between Shenzhen Huawei Investment & Holding Co., Ltd. and 3Com Technologies, dated as of December 22, 2006	8-K	000-12867	10.1	12/27/06

2.6	Agreement and Plan of Merger by and among 3Com Corporation, Diamond II Holdings Inc. and Diamond II Acquisition Corp., dated September 28, 2007	8-K/A	000-12867	2.1	9/28/07

3.1	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger	10-Q	002-92053	3.4	10/8/99

3.2	Registrant’s Bylaws, as amended on March 23, 2005	8-K	000-12867	3.1	3/28/05

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	10-Q	000-12867	3.6	10/11/01

4.1	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002 (“Rights Agreement”)	8-A/A	000-12867	4.1	11/27/02

4.2	Amendment No. 1 to Rights Agreement, dated as of September 28, 2007	8-K	000-12867	4.1	9/28/07

10.1	Amended and Restated 3Com Corporation 1984 Employee Stock Purchase Plan (Amended and Restated as of September 26, 2007)*					X

31.1	Certification of Principal Executive Officer					X

31.2	Certification of Principal Financial Officer					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan