Form 10-Q
period 2008-02-29
3COM CORP
filed 2008-04-08
CIK 738076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2008
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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
As of March 28, 2008, 403,179,447 shares of the registrant’s common stock were outstanding.

3COM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED FEBRUARY 28, 2008

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
This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future: future growth; future growth of H3C, including strategy, growth, management of growth, dependence, expected benefits, method of consolidation, PRC tax rate and dividend tax, sales from China, and resources needed to comply with Sarbanes-Oxley and manage operations; impact of SFAS No. 123(R) and other accounting regulations; expected annual amortization expense; TippingPoint strategy; environment for enterprise networking equipment; challenges relating to sales growth; supply of components; trend towards Gigabit products; research and development focus; characteristics of IPS and certain H3C products; future sales of connectivity products; re-assessment, development and execution of our “go-to-market” strategy; strategic product and technology development plans; management of DVBU and Corporate segments to reach sustained profitability; goal of profitability; dependence on China; ability to satisfy cash requirements for at least the next twelve months; restructuring activities and expected charges to be incurred; potential additional restructuring and cost reduction activities; expected cost savings from restructuring activities and integration; potential acquisitions and strategic relationships including matters relating to our announced proposed acquisition by an entity controlled by affiliates of Bain Capital Partners; future contractual obligations; recovery of deferred tax assets; adjustments to tax benefits; reserves; market risk; outsourcing; competition and pricing pressures; and effect of litigation. You can identify these and other forward-looking statements by the use of words such as “may,” “can,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any forward-looking statements.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
3COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
(In thousands, except per share data)	2008	2007	2008	2007
Sales	$336,390	$323,441	$973,625	$956,561
Cost of sales	156,716	170,004	492,895	516,544

Gross profit	179,674	153,437	480,730	440,017

Operating expenses:
Sales and marketing	82,428	77,338	237,617	230,648
Research and development	50,530	48,419	155,039	144,363
General and administrative	26,268	22,466	78,806	65,083
Amortization	25,778	10,228	78,044	34,630
In-process research and development	—	1,700	—	1,700
Restructuring charges	736	2,221	4,308	2,776

Total operating expenses	185,740	162,372	553,814	479,200

Operating loss	(6,066)	(8,935)	(73,084)	(39,183)
Gain (loss) on investments, net	23	(582)	351	799
Interest (expense) income, net	(2,879)	11,265	(10,412)	32,802
Other income, net	10,568	9,637	32,994	26,971

Income (loss) before income taxes and minority interest	1,646	11,385	(50,151)	21,389
Income tax provision	(9,486)	(1,374)	(11,967)	(5,047)
Minority interest in income of consolidated joint venture	—	(14,790)	—	(38,705)

Net loss	$(7,840)	$(4,779)	$(62,118)	$(22,363)

Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.16)	$(0.06)

Shares used in computing per share amounts:
Basic and diluted	400,142	394,351	398,724	393,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28,	May 31,
(In thousands, except per share data)	2008	2007
ASSETS
Current assets:
Cash and equivalents	$466,030	$559,217
Notes receivable	106,595	77,368
Accounts receivable, less allowance for doubtful accounts of $12,788 and $15,292 respectively	142,309	102,952
Inventories	93,850	107,988
Other current assets	46,601	50,157

Total current assets	855,385	897,682
Property and equipment, less accumulated depreciation and amortization of $197,947 and $234,554 respectively	56,766	76,460
Goodwill	767,274	766,444
Intangible assets, net	300,307	371,289
Deposits and other assets	26,757	39,217

Total assets	$2,006,489	$2,151,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$104,489	$110,430
Current portion of long-term debt	48,000	94,000
Accrued liabilities and other	414,693	435,638

Total current liabilities	567,182	640,068
Deferred taxes and long-term obligations	16,839	23,725
Long-term debt	288,000	336,000
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value, 990,000 shares authorized; shares issued: 402,913 and 399,064 respectively	2,342,574	2,323,356
Retained earnings (deficit)	(1,238,526)	(1,176,406)
Accumulated other comprehensive income	30,420	4,349

Total stockholders’ equity	1,134,468	1,151,299

Total liabilities and stockholders’ equity	$2,006,489	$2,151,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	February 28,
(In thousands)	2008	2007
Cash flows from operating activities:
Net loss	$(62,118)	$(22,363)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	102,731	58,255
Stock-based compensation charges	15,413	15,133
Loss (gain) on property and equipment disposals	2,227	(10,898)
In-process research and development	—	1,700
Gain on investments, net	(185)	(1,476)
Minority interest in income of consolidated joint venture	—	38,705
Deferred income taxes	(448)	(8,836)
Changes in assets and liabilities:
Accounts receivable	(59,344)	(12,392)
Inventories	22,704	23,754
Other assets	7,733	31,689
Accounts payable	(13,447)	(28,098)
Other liabilities	(25,297)	9,682

Net cash (used in) provided by operating activities	(10,031)	94,855

Cash flows from investing activities:
Purchases of investments	—	(225,005)
Proceeds from maturities and sales of investments	442	495,941
Purchases of property and equipment	(13,269)	(24,152)
Business acquired in purchase transactions, net of cash acquired	—	(7,830)
Proceeds from sale of property and equipment	944	33,111

Net cash (used in) provided by investing activities	(11,883)	272,065

Cash flows from financing activities:
Issuances of common stock	6,124	13,088
Repurchases of common stock	(2,321)	(4,788)
Repayment of long term debt	(94,000)	—
Dividend paid to minority interest shareholder	—	(40,785)

Net cash used in financing activities	(90,197)	(32,485)

Effect of exchange rate changes on cash and equivalents	18,924	7,229

Net change in cash and equivalents during period	(93,187)	341,664
Cash and equivalents, beginning of period	559,217	501,097

Cash and equivalents, end of period	$466,030	$842,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our financial position as of February 29, 2008 and June 1, 2007, our results of operations for the three and nine months ended February 29, 2008 and March 2, 2007 and our cash flows for the nine months ended February 29, 2008 and March 2, 2007.
We use a 52 or 53 week fiscal year ending on the Friday nearest to May 31. For convenience, the condensed consolidated financial statements have been shown as ending on the last day of the calendar month. Accordingly, the three months shown as ended February 28, 2008 actually ended on February 29, 2008, the three months shown as ended February 28, 2007 actually ended on March 2, 2007, and the year shown as ended May 31, 2007 actually ended on June 1, 2007. The results of operations for the three and nine months ended February 28, 2008 may not be indicative of the results to be expected for the fiscal year ending May 30, 2008 or any other future periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended June 1, 2007.
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). The interpretation requires companies to recognize the tax benefits of uncertain tax positions only where the position is more likely than not to be sustained upon examination by tax authorities. The amount recognized would be the amount that represents the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized. A liability would be recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty on the excess. FIN 48 requires, among other items, a tabular reconciliation of the change during the reporting period, in the aggregate unrecognized tax benefits claimed or expected to be claimed in tax returns and disclosure relating to accrued interest and penalties for unrecognized tax benefits. Additional disclosure will also be required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next twelve months. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of June 2, 2007. See Note 5 — Income Taxes.
Recently issued accounting pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by 3Com in the first quarter of fiscal 2009 but was amended on February 6, 2008 to defer the effective date one year for certain nonfinancial assets and liabilities. We have not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on our results of operations or financial condition.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which expresses the staff’s views regarding the process of quantifying financial statement misstatements. The Bulletin is effective at our fiscal year end, May 30, 2008. The Company currently believes the adoption will have no impact on our results of operations, cash flow or financial position.

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
In June 2007, the FASB ratified EITF 07-3, “Accounting for NonRefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted in the first quarter of fiscal 2009. The Company is currently evaluating the impact, if any, of the pending adoption of EITF 07-3 on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” to improve reporting and to create greater consistency in the accounting and financial reporting of business combinations. The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R amends SFAS 109, such that adjustments made to valuation allowances on deferred income taxes and acquired income tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141R would apply the provisions of SFAS 141R. An entity may not apply SFAS 141R before that date. Given SFAS 141R relates to prospective business combinations, the Company has currently not determined the potential effects on the consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as required in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating whether the adoption of SFAS No. 160 will have a significant effect on its consolidated financial position, results of operations or cash flows.
On March 19, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133.” Statement 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No.133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company has currently not determined the potential effects on the consolidated financial statements.

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
As of February 28, 2008, total unrecognized stock-based compensation expense relating to unvested employee stock options, restricted stock and employee stock purchase plan, adjusted for estimated forfeitures, was $15.1 million, $18.3 million and $0.2 million, respectively. These amounts are expected to be recognized over a weighted-average period of 2.3 years for stock options, 1.9 years for restricted stock and .08 years for employee stock purchase plan. If actual forfeitures differ from current estimates, total unrecognized stock-based compensation expense will be adjusted for future changes in estimated forfeitures.
Stock-based compensation recognized and disclosed uses the Black-Scholes option pricing model for estimating the fair value of options granted under the company’s equity incentive plans. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The underlying weighted-average assumptions used in the Black-Scholes model and the resulting estimates of fair value per share were as follows for options granted during the nine months ended February 28, 2008 and the three and nine months ended February 28, 2007 (There were no option grants, restricted stock awards, restricted stock units or employee stock purchase plan grants in the three months ended February 28, 2008):

	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended
	February 28,	February 28,	February 28,
	2007	2008	2007
Employee stock options:
Volatility	41.8%	40.5%	41.8%
Risk-free interest rate	4.7%	4.7%	4.7%
Dividend yield	0.0%	0.0%	0.0%
Expected life (years)	4.0	3.8	4.0

Weighted average fair value per grant	$1.59	$1.49	$1.67

Employee Stock Purchase Plan:
Volatility	49.2%	61.1%	49.2%
Risk-free interest rate	5.1%	4.0%	5.1%
Dividend yield	0.0%	0.0%	0.0%
Expected life (years)	0.5	0.5	0.5

Weighted average fair value per grant	$1.27	$1.60	$1.27

Restricted Stock Awards:
Weighted average fair value per grant	*	$3.90	$4.45

Restricted Stock Units:
Weighted average fair value per grant	$4.12	$3.72	$4.43

*	No grants during the period.

The following table presents stock-based compensation expenses included in the accompanying consolidated statements of operations (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended February	Ended February	Ended February	Ended February
	28, 2008	28, 2007	28, 2008	28, 2007
Cost of sales	$496	$418	$1,403	$1,119
Sales and marketing	1,753	1,553	4,146	4,358
Research and development	1,100	1,060	2,794	3,774
General and administrative	2,195	1,865	7,070	5,882

Stock-based compensation expense before tax	$5,544	$4,896	$15,413	$15,133

Stock Options. As of February 28, 2008, our outstanding stock options as a percentage of outstanding shares were approximately 12 percent. Stock option detail as of February 28, 2008, was as follows (shares in thousands):

		Weighted
		average
	Number of	exercise
	shares	price
Outstanding May 31, 2007	52,280	$5.23
Granted	1,455	4.08
Exercised	(1,800)	2.12
Cancelled	(5,639)	5.97

Outstanding February 28, 2008	46,296	$5.23

Exercisable	25,307	$5.76
Weighted average grant-date fair value of options granted		$1.49
During the nine months ended February 28, 2008 approximately 1.8 million options were exercised with an aggregate intrinsic value of $4.6 million. The intrinsic value is calculated as the difference between the exercise date market value and the exercise price of the options. The aggregate intrinsic value of in-the-money options outstanding and options exercisable as of February 28, 2008 was $4.9 million and $4.7 million, respectively. The intrinsic value is calculated as the difference between the market value as of February 29, 2008 and the exercise price of the options. The closing market value as of February 29, 2008 was $3.29 per share as reported by the NASDAQ Global Select Market.
Options outstanding that are vested and expected to vest as of February 28, 2008 are as follows:

Weighted
		Weighted	Average
	Number of	average	Remaining	Aggregate
	Shares	Grant-Date	Contractual	Intrinsic Value
	(in thousands)	Fair Value	Life (in years)	(in thousands)
Vested and expected to vest at February 28, 2008	36,307	$5.40	4.2	$4,873

Restricted Stock Awards. Restricted stock award activity during the nine months ended February 28, 2008 and restricted stock award detail as of February 28, 2008, were as follows (shares in thousands):

		Weighted
	Number of	average
	Shares	Grant-Date
	(unvested)	Fair Value
Outstanding May 31, 2007	2,403	$4.33
Granted	790	3.90
Vested	(586)	4.36
Forfeited	(281)	4.14

Outstanding February 28, 2008	2,326	$4.20

During the nine months ended February 28, 2008 approximately 0.6 million restricted shares with an aggregate fair value of $2.4 million became vested. Total aggregate intrinsic value of unvested restricted stock awards at February 28, 2008 was $7.7 million with a weighted-average remaining contractual term of 1.9 years.
Restricted Stock Units. Restricted stock unit activity during the nine months ended February 28, 2008 and restricted stock units outstanding as of February 28, 2008, were as follows (shares in thousands):

Number of
Shares
(unvested)
Outstanding May 31, 2007	3,111
Granted	4,427
Vested	(1,449)
Forfeited	(553)

Outstanding February 28, 2008	5,536

During the nine months ended February 28, 2008 approximately 1.4 million restricted share units with an aggregate fair value of $5.4 million became vested. Total aggregate intrinsic value of restricted stock units at February 28, 2008 was $18.2 million with a weighted-average remaining contractual term of 1.9 years.
Employee Stock Purchase Plan. We have an employee stock purchase plan (ESPP) under which eligible employees may authorize payroll deductions of up to ten percent of their compensation, as defined, to purchase common stock at a price of 85 percent of the lower of the fair market value as of the beginning or the end of the six-month offering period. We recognized $1.2 million of stock-based compensation expense related to the ESPP in the nine months ended February 28, 2008.
NOTE 3. ACQUISITIONS
On November 17, 2003, we formed H3C, formerly known as the Huawei-3Com joint venture, with a subsidiary of Huawei Technologies, Ltd. (Huawei). H3C is domiciled in Hong Kong, and has its principal operating center in Hangzhou, China. Two years after formation of H3C, we had the one-time option to purchase an additional two percent ownership interest from Huawei. We exercised this right and entered into an agreement to purchase an additional two percent ownership interest in H3C from Huawei for an aggregate purchase price of $28.0 million. The acquisition occurred on January 27, 2006 at which time we owned a majority interest in the joint venture and, therefore, consolidated H3C’s financial statements (beginning February 1, 2006). Three years after formation of H3C, we and Huawei each had the right to initiate a bid process to purchase the equity interest in H3C held by the other. 3Com initiated the bidding process on November 15, 2006 to buy Huawei’s 49 percent stake in H3C. Huawei ultimately accepted our bid and the transaction closed on March 29, 2007, at which time 3Com paid the $882 million purchase price in full. As such, H3C is now a wholly owned subsidiary in the nine months ended February 28, 2008 as compared to the same period of the previous year when we owned 51 percent and Huawei had a minority ownership.

NOTE 4. RESTRUCTURING CHARGES
In recent fiscal years, we have undertaken several initiatives involving significant changes in our business strategy and cost structure.
In fiscal 2001, we began a broad restructuring of our business to enhance the focus and cost effectiveness of our businesses in serving their respective markets. These restructuring efforts continued through fiscal 2008. As of February 28, 2008, accrued liabilities related to actions initiated in fiscal 2001, 2002, 2003, 2004, 2005, 2006, 2007, and 2008 (the “Fiscal 2001 Actions”, “Fiscal 2002 Actions”, “Fiscal 2003 Actions”, “Fiscal 2004 Actions”, “Fiscal 2005 Actions”, “Fiscal 2006 Actions”, “Fiscal 2007 Actions”, and “Fiscal 2008 Actions”) mainly consist of lease obligations associated with vacated facilities and employee separation costs.
Restructuring charges related to these various initiatives resulted in a net charge of $0.7 million in the third quarter of fiscal 2008 and a net charge of $2.2 million in the third quarter of fiscal 2007. Net restructuring charges in the third quarter of fiscal 2008 consisted of $0.8 million for severance and outplacement costs and a net benefit of $0.1 million for adjustments to facilities-related charges. Included in the $0.8 million of severance and outplacement costs was a $0.6 million charge related to the termination of the unvested stock options, restricted stock and restricted stock units, of terminated employees, who were let go as part of the Fiscal 2008 Actions. The severance agreements contain a provision for the payout of the intrinsic value of the share-based compensation held by these employees at termination based on the consideration such instruments would receive under the proposed acquisition by affiliates of Bain Capital Partners if such transaction actually was consummated by a specified date. The net restructuring charge in the third quarter of fiscal 2007 resulted from severance, outplacement and other costs of $2.1 and $0.1 million in facility related charges. Restructuring charges for the first nine months of fiscal 2008 were $4.3 million, and net restructuring charges for the first nine months of fiscal 2007 were $2.8 million.
Accrued liabilities associated with restructuring charges totaled $2.8 million as of February 28, 2008 and are included in the caption “Accrued liabilities and other” in the accompanying consolidated balance sheets. These liabilities are classified as current because we expect to satisfy such liabilities in cash within the next 12 months.
Fiscal 2008 Actions
Activity and liability balances related to the fiscal 2008 restructuring actions are as follows (in thousands):

	Employee
	Separation Expense	Total
Balance as of May 31, 2007	$—	$—

Provisions	4,214	4,214
Payments and non-cash charges	(2,462)	(2,462)

Balance as of February 28, 2008	$1,752	$1,752

Employee separation expenses include severance pay, outplacement services, medical and other related benefits. During the nine months ended February 28, 2008, the total reduction in workforce associated with actions initiated during fiscal 2008 included approximately 68 employees who had been separated or were currently in the separation process and approximately 9 additional employees who had been notified but had not yet worked their last day.
We expect to complete any remaining activities related to actions initiated in fiscal 2008 in the next 12 months.

Fiscal 2007 Actions
Activity and liability balances related to the fiscal 2007 restructuring actions are as follows (in thousands):

	Employee	Facilities-	Other
	Separation	related	Restructuring
	Expense	Charges	Costs	Total
Balance as of May 31, 2007	$1,330	$264	$—	$1,594

Provisions (benefits)	(93)	59	53	19
Payments and non-cash charges	(1,237)	(174)	(53)	(1,464)

Balance as of February 28, 2008	$—	$149	$—	$149

Employee separation expenses include severance pay, outplacement services, medical and other related benefits. The reduction in workforce affected employees involved in research and development, sales and marketing, customer support, and general and administrative functions. In the nine months ended February 28, 2008, the total reduction in workforce associated with actions initiated during fiscal 2007 included approximately 5 employees who had been separated or were currently in the separation process.
We expect to complete any remaining activities related to actions initiated in fiscal 2007 in the next 12 months.
Fiscal 2001 through 2006 Actions
Activity and liability balances related to the fiscal 2001 through 2006 restructuring actions are as follows (in thousands):

	Employee		Other
	Separation	Facilities-	Restructuring
	Expense	related Charges	Costs	Total
Balance as of May 31, 2007	$303	$1,479	$—	$1,782

Provisions (benefits)	17	55	3	75
Payments and non-cash charges	—	(976)	(3)	(979)

Balance as of February 28, 2008	$320	$558	$—	$878

Facilities related provisions in the nine months ended were related to revised lease obligation terms.
We expect to complete any remaining activities related to these actions in the next 12 months.
NOTE 5. INCOME TAXES
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), that clarifies the accounting and recognition for income tax positions taken or expected to be taken in our tax returns. FIN 48 provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 on June 2, 2007 which resulted in no adjustment to the beginning of the year retained earnings balance. As of the adoption date, the Company had unrecognized tax benefits of $24.8 million and valuation allowances of $937.1 million, for a total of $961.9 million in unrecognized tax benefits. The valuation allowance of $937.1 million includes $143.5 million attributable to the tax benefit of stock option deductions, which, if recognized, will be allocated directly to paid-in-capital. In addition, the valuation allowance includes approximately $59.3 million for acquired net operating loss carryforwards which, if realized, would result in a decrease in goodwill. The remaining tax benefits, if recognized, would affect our effective tax rate. As of the end of the third quarter of fiscal 2008 the balance of unrecognized tax benefits excluding the valuation allowance was $28.3 million, representing an increase over the fiscal year to date of $3.5 million. All of this increase, if recognized, would affect our effective tax rate. The amount of the increase in the third quarter was $0.9 million. Substantially all of these increases relate to tax positions taken in the current fiscal period. Since adoption there has been a reduction of $0.6 million in the amount of unrecognized benefits as a result of the expiration of applicable statutes. Substantially all of this increase occurred in the current quarter.

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
The significant exceptions are as follows. In Singapore we are subject to examination in relation to transfer pricing and other issues for fiscal years 1999 to 2004. Subsequent to the end of the third quarter we have made substantial progress in settling this examination, and we expect that there will be a favorable change in our balance of unrecognised tax benefits as a result. We are currently finalizing our calculations and we expect to make the necessary entries in the fourth quarter. In the Netherlands we are under examination for fiscal year 1997 in relation to the taxable status of income from an interest in a foreign partnership. In Hong Kong we are under examination for fiscal years 2000 to 2002 in relation to an offshore claim in respect of income from our Asia Pacific Region customer service business. It is possible that these examinations will be settled within the next twelve months and therefore it is reasonably possible that, as a result of settlement, there could be a material change in the balance of unrecognized tax benefits. However it is not possible to estimate the amount of the potential change.
We estimate that the balance of unrecognized tax benefits will decrease by approximately $0.9 million over the next twelve months as a result of the expiration of various statutes.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 2, 2007, the combined amount of accrued interest and penalties related to uncertain tax positions was $2.1 million, which was recorded within the balance of unrecognized tax benefits. As of the end of the third quarter of fiscal 2008 the balance of interest and penalties included in unrecognized tax benefits was $2.6 million, representing an increase over the fiscal year to date of $0.5 million. The amount of the increase in tax expense related to interest and penalties in the current quarter was $0.1 million.
NOTE 6. COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2008	2007	2008	2007
Net income (loss)	$(7,840)	$(4,779)	$(62,118)	$(22,363)
Other comprehensive income:
Net unrealized gain (loss) on investments	—	248	(210)	2,252
Change in accumulated translation adjustments	11,822	2,947	26,071	6,614

Total comprehensive income (loss)	$3,982	$(1,584)	$(36,257)	$(13,497)

NOTE 7. NET LOSS PER SHARE
Employee stock options of 46.3 million, restricted stock awards of 2.3 million and restricted stock units of 5.5 million shares for both the three and nine months ended February 28, 2008 and stock options of 54.7 million, restricted stock awards of 3.0 million and restricted stock units of 3.5 million shares for both the three and nine months ended February 28, 2007 were not included in the computation of diluted earnings per share as the net loss for these periods would have made their effect antidilutive.

NOTE 8. INVENTORIES
The components of inventories are as follows (in thousands):

	February 28,	May 31,
	2008	2007
Finished goods	$67,794	$61,857
Work-in-process	4,587	7,143
Raw materials	21,469	38,988

Total	$93,850	$107,988

NOTE 9. INTANGIBLE ASSETS, NET
The following table details our purchased intangible assets (in thousands):

	February 28, 2008			May 31, 2007
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Existing technology	$377,170	$(182,282)	$194,888	$387,233	$(148,641)	$238,592
Trademark	55,502	—	55,502	55,500	—	55,500
Huawei non-compete agreement	33,633	(16,569)	17,064	33,000	(61)	32,939
OEM agreement	24,496	(5,966)	18,530	23,800	(22)	23,778
Maintenance contracts	19,000	(9,764)	9,236	19,000	(7,389)	11,611
Other	22,089	(17,002)	5,087	21,924	(13,055)	8,869

Total	$531,890	$(231,583)	$300,307	$540,457	$(169,168)	$371,289

In the first quarter of fiscal 2008 we wrote off a $15.6 million fully amortized existing technology intangible asset related to our connectivity business. Since the products associated with the connectivity business are near the end of the product life cycle, we have concluded that the asset does not provide any future benefit. Additionally, in the first nine months of fiscal 2008 our gross intangible assets increased by $7.0 million for the appreciation on the Renminbi affecting the value of certain intangible assets tied to our Chinese business. These intangible assets have a weighted-average useful life of approximately four years.
We have completed our annual tests for impairment of the carrying value of goodwill, which are conducted as of the end of the third fiscal quarter each year. These tests involve the comparison of the estimated fair value of our reporting units in which goodwill resides to their carrying value. As a result of these tests, we have concluded that no impairment exists as of February 28, 2008.
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
The following table summarizes the activity in the allowance for estimated warranty costs for the nine months ended February 28, 2008 and 2007 (in thousands):

	Nine Months Ended
	February 28,
	2008	2007
Accrued warranty, beginning of period	$40,596	$41,791
Cost of warranty claims processed during the period	(31,040)	(37,851)
Provision for warranties related to products sold during the period	29,122	35,817

Accrued warranty, end of period	$38,678	$39,757

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
Interest on borrowings is payable semi-annually on March 28 and September 28, and commenced on September 28, 2007. The applicable LIBOR rate at September 30, 2007 was 5.1% and, based on the credit spread mandated by the agreement, the effective interest rate for Tranche A was 7.1% and the effective interest rate for Tranche B was 8.1%. Remaining payments of principal on the A&R Loans are due as follows on September 28, for fiscal years ending May 31 (in thousands):

	Tranche A	Tranche B

2009	46,000	2,000
2010	46,000	2,000
2011	46,000	2,000
2012	—	20,000
2013	—	172,000
In the second quarter of fiscal 2008, we made principal and interest payments of $94.0 million and $11.2 million, respectively. Accrued interest as of February 28, 2008 related to the long-term debt was $6.8 million.
During the fourth quarter of fiscal 2008 we plan to make a voluntary prepayment of $35 million applied to the final principal payment on Tranche B.
As of February 28, 2008, we were in compliance with all of our debt covenants under the A&R Loans.
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
Management evaluates segment performance based on segment revenue, gross profit, operating expense and operating income (loss).

Summarized financial information of our results of operations by segment for the three and nine months ended February 28, 2008 and 2007 is as follows.

	Three Months Ended February 28, 2008
			Tipping			Eliminations/
(in thousands)	H3C	DVBU	Point	Corp		Other		Total

Revenue	$212,558	$134,603	$23,639			$(34,410	)a	$336,390

Gross profit	120,230	43,362	16,578			(496	)c	179,674

Operating expense	73,413	49,445	17,337	10,995	b	34,550	)d	185,740

Operating income (loss)	$46,817	$(6,083)	$(759)	$(10,995)		$(35,046)		$(6,066)

	Three Months Ended February 28, 2007
			Tipping			Eliminations/
(in thousands)	H3C	DVBU	Point	Corp		Other		Total

Revenue	$195,144	$132,882	$24,503			$(29,088	)a	$323,441

Gross profit	89,640	47,672	16,807	(264	)b	(418	)c	153,437

Operating expense	64,066	47,509	18,626	13,544	b	18,627	d	162,372

Operating income (loss)	$25,574	$163	$(1,819)	$(13,808)		$(19,045)		$(8,935)

	Nine Months Ended February 28, 2008
			Tipping			Eliminations/
(in thousands)	H3C	DVBU	Point	Corp		Other		Total

Revenue	$582,309	$414,058	$74,892			$(97,634)	a	$973,625

Gross profit	315,693	127,029	50,740	(210	)b	(12,522	)c	480,730

Operating expense	214,150	147,257	51,505	33,952	b	106,950	d	553,814

Operating income (loss)	$101,543	$(20,228)	$(765)	$(34,162)		$(119,472)		$(73,084)

	Nine Months Ended February 28, 2007
			Tipping			Eliminations/
(in thousands)	H3C	DVBU	Point	Corp		Other		Total

Revenue	$555,403	$414,218	$65,515			$(78,575)	a	$956,561

Gross profit	260,439	137,593	44,059	(954	)b	(1,120)	c	440,017

Operating expense	184,905	155,013	52,018	34,775	b	52,489	d	479,200

Operating income (loss)	$75,534	$(17,420)	$(7,959)	$(35,729)		$(53,609)		$(39,183)

a — Represents eliminations for inter-company revenue during the respective periods.

b — Represents costs not directly attributable to any operating business segment.

c — Includes stock based compensation in all periods plus purchase accounting inventory related adjustments as applicable.

d — Includes stock-based compensation, amortization and restructuring in all periods and acquisition related expenses as applicable.

Certain product groups accounted for a significant portion of our sales. Sales from these product groups as a percentage of total sales for the respective periods are as follows (in thousands except percentages):

	Three Months Ended				Nine Months Ended
	February 28,				February 28,
	2008		2007		2008		2007
Networking	$279,771	83%	$259,196	80%	$797,280	82%	$776,081	81%
Security	30,459	9%	30,647	9%	97,004	10%	87,691	9%
Voice	15,093	5%	18,700	6%	48,071	5%	51,198	5%
Services	10,309	3%	9,805	3%	29,292	3%	26,724	3%
Legacy connectivity products	758	—%	5,093	2%	1,978	—%	14,867	2%

Total	$336,390		$323,441		$973,625		$956,561

NOTE 13. GEOGRAPHIC INFORMATION
Sales by geographic region are as follows (in thousands):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2008	2007	2008	2007
China	$169,864	$154,291	$459,725	$445,076
Europe, Middle East, and Africa	75,368	65,736	218,239	206,203
North America	42,871	58,538	155,478	172,120
Asia Pacific (except China)	27,059	26,906	76,306	79,577
Latin and South America	21,228	17,970	63,877	53,585

Total	$336,390	$323,441	$973,625	$956,561

Sales information by geography to the extent available is reported based on the customer’s designated delivery point, except in the case of H3C’s original equipment manufacturer, or OEM, sales which are based on the hub locations of H3C’s OEM partners.
NOTE 14. LITIGATION
We are a party to lawsuits in the normal course of our business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We believe that we have meritorious defenses in the matter set forth below in which we are named as a defendant. An unfavorable resolution of the lawsuits described below could adversely affect our business, financial position, results of operations, or cash flows. We cannot estimate the loss or range of loss that may be reasonably possible as a result of this litigation and, accordingly, we have not recorded any associated liability in our consolidated balance sheets.
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
Between September 28, 2007 and October 10, 2007, five putative class action complaints were filed in the Court of Chancery of the State of Delaware in connection with the announcement of the proposed acquisition of the Company by affiliates of Bain Capital Partners — Fisk v. 3Com Corporation, et al., Civil Action No. 3256-VCL; Bendit v. 3Com Corporation, et al., Civil Action No. 3258-VCL; Litvintchouk v. Robert Y.L. Mao, et al., Civil Action No. 3264-VCL; Kadlec v. 3Com Corporation, et al., Civil Action No. 3268-VCL; and Kahn v. 3Com Corporation, et al., Civil Action No. 3286-VCL. On October 12, 2007, the above-referenced actions were consolidated for all purposes and captioned: IN RE: 3COM SHAREHOLDERS LITIGATION, Civil Action No. 3256-VCL. An additional two putative class action complaints were filed in the Superior Court of Middlesex County, Massachusetts — Tansey v. 3Com Corporation, et al., Civil Action No. 07-3768, and Davenport v. Benhamou, et al., Civil Action No. 07-3973F. All of the complaints name 3Com and the current members of our board of directors as defendants. All of the complaints except the Tansey and Kahn petitions also name Paul G. Yovovich, a former member of our board of directors, as a defendant. Excepting the Tansey and Davenport petitions, all of the complaints also name Bain Capital Partners as a defendant. The Tansey complaint names Bain Capital, LLC as a defendant. The Davenport complaint also names Diamond II Acquisition Corp. and Diamond II Holdings, Inc. as defendants. Diamond II Acquisition Corp. was also named as a defendant in the Kahn complaint. The Bendit complaint also names Huawei Technologies Company as a defendant, and the Tansey complaint also names Huawei Technology Co. Ltd. as a defendant. Plaintiffs purport to represent stockholders of 3Com who are similarly situated to them. Among other things, the seven complaints allege that the proposed purchase price of $5.30 per share is inadequate and that our directors, in approving the proposed Merger, breached fiduciary duties owed to 3Com’s shareholders because they allegedly failed to take steps to maximize the value to our public stockholders. The complaints further allege that Bain Capital Partners and, in some cases, 3Com and Huawei, aided and abetted these alleged breaches of fiduciary duty. The complaints seek class certification, damages and certain forms of equitable relief, including enjoining the consummation of the Merger and a direction to our board of directors to obtain a transaction in the best interests of 3Com’s shareholders. On November 2 and 13, 2007, the defendants filed motions to dismiss or, in the alternative, stay the two Massachusetts proceedings. On December 20, 2007 and January 23, 2008, the Massachusetts proceedings were stayed pending the resolution of class certification in the consolidated Delaware action captioned IN RE: 3COM SHAREHOLDERS LITIGATION. In the consolidated Delaware action the parties have reached an agreement in principle to settle, which has been embodied in a Memorandum of Understanding filed with the court for its consideration. If the Merger is not consummated for any reason, we expect the courts to dismiss the actions in their entirety without consideration of any settlement.

NOTE 15. PROPOSED ACQUISITION BY AFFILIATES OF BAIN CAPITAL PARTNERS LLC
On September 28, 2007, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Diamond II Holdings, Inc., a corporation organized under the laws of the Cayman Islands, (“Newco”), and Diamond II Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Newco (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub would be merged with and into the Company, and as a result the Company would continue as the surviving corporation and a wholly owned subsidiary of Newco (the “Merger”). Newco is controlled by Bain Capital Fund IX, L.P. and Shenzhen Huawei Investment & Holding Co. Ltd. The Board of Directors of the Company unanimously approved this transaction.
Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of the Company would be canceled and will be automatically converted into the right to receive $5.30 in cash, without interest. Vesting of all outstanding 3Com equity based awards would continue until the closing of the merger, in accordance with their respective terms. At the closing of the Merger, all outstanding shares of restricted stock and restricted stock units would fully vest and such outstanding shares of restricted stock and restricted stock unit awards would be purchased for $5.30 per share less applicable withholdings. Immediately prior to the closing of the Merger, outstanding options would become fully vested and exercisable. To the extent unexercised as of the closing of the Merger, options with an exercise price below $5.30 per share would be cashed out at the difference between $5.30 and the exercise price of the option, less applicable withholdings. All other options would terminate as of the closing of the Merger.
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
The buyers have obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement. The aggregate proceeds of the commitments, together with the available cash of the Company, will be sufficient for the buyers to pay the aggregate merger consideration and all related fees and expenses in the event the transaction is consummated. Consummation of the Merger is subject to customary conditions to closing.
On March 20, 2008, an affiliate of Bain Capital Partners, LLC sent a letter to the Company purporting to terminate the Merger Agreement. The Company publicly announced later that day that it does not believe Bain Capital Partners, LLC’s attempt to terminate the Merger Agreement is valid and on March 24, 2008 the Company delivered a letter to affiliates of Bain Capital Partners, LLC that, among other things, confirmed this position. 3Com intends to continue to fulfill its obligations under the terms of the existing Merger Agreement and intends to pursue the $66.0 million termination fee payable under the Merger Agreement under certain circumstances. On March 21, 2008, 3Com held its scheduled shareholder meeting to enable 3Com shareholders to vote on the company’s existing Merger Agreement. Obtaining shareholder approval of the Merger Agreement is a condition to seeking the termination fee. At the shareholders’ meeting approximately 70% of the outstanding shares of the Company’s common stock voted to adopt the Merger Agreement.
The parties had made a joint voluntary filing with the Committee on Foreign Investment in the United States (CFIUS) in connection with the proposed merger transaction. The parties withdrew their joint filing after they were unable to reach a mitigation agreement with CFIUS to address concerns raised by CFIUS, and no application has been re-submitted to date. At the time they withdrew their joint application, the parties notified CFIUS that they would not go forward with the proposed transaction in the form presented to CFIUS, which included a minority investment by affiliates of Huawei Technologies in 3Com.
In light of the foregoing, there can be no assurance that the parties will be able to close the merger transaction contemplated by the existing Merger Agreement. There can be no assurance that the Company will be able to collect the termination fee.
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
Significant Events
Proposed Acquisition of the Company
On September 28, 2007 the Company entered into an Agreement and Plan of Merger to be acquired by an entity controlled by affiliates of Bain Capital Partners. Affiliates of Huawei Investment & Holding Co. Ltd would be minority investors in the acquiring entity in the event the transaction is consummated. On March 20, 2008, an affiliate of Bain Capital Partners, LLC sent a letter to the Company purporting to terminate the Merger Agreement. The Company publicly announced later that day that it does not believe Bain Capital Partners, LLC’s attempt to terminate the Merger Agreement is valid and on March 24, 2008 the Company delivered a letter to affiliates of Bain Capital Partners, LLC that, among other things, confirmed this position. 3Com intends to continue to fulfill its obligations under the terms of the existing Merger Agreement and intends to pursue the $66 million termination fee payable under the Merger Agreement under certain circumstances. On March 21, 2008, 3Com held its scheduled shareholder meeting to enable 3Com shareholders to vote on the company’s existing Merger Agreement. Obtaining shareholder approval of the Merger Agreement is a condition to seeking the termination fee. At the shareholders’ meeting approximately 70% of the outstanding shares of the Company’s common stock voted to adopt the Merger Agreement.

The parties had made a joint voluntary filing with the Committee on Foreign Investment in the United States (CFIUS) in connection with the proposed merger transaction. The parties withdrew their joint filing after they were unable to reach a mitigation agreement with CFIUS to address concerns raised by CFIUS, and no application has been re-submitted to date. At the time they withdrew their joint application, the parties notified CFIUS that they would not go forward with the proposed transaction in the form presented to CFIUS, which included a minority investment by affiliates of Huawei Technologies in 3Com.
In light of the foregoing, there can be no assurance that the parties will be able to close the merger transaction contemplated by the existing Merger Agreement. There can be no assurance that the Company will be able to collect the termination fee.. For a further discussion of risks associated with the proposed acquisition, please refer to “Risk Factors” in Part II, Item 1A in this Form 10-Q.
H3C
On November 17, 2003, we formed H3C, formerly known as the Huawei-3Com joint venture, with a subsidiary of Huawei Technologies, Ltd. (Huawei). H3C is domiciled in Hong Kong, and has its principal operating center in Hangzhou, China. Two years after formation of H3C, we had the one-time option to purchase an additional two percent ownership interest from Huawei. We exercised this right and entered into an agreement to purchase an additional two percent ownership interest in H3C from Huawei for an aggregate purchase price of $28.0 million. The acquisition occurred on January 27, 2006 at which time we owned a majority interest in the joint venture and, therefore, consolidated H3C’s financial statements (beginning February 1, 2006). Three years after formation of H3C, we and Huawei each had the right to initiate a bid process to purchase the equity interest in H3C held by the other. 3Com initiated the bidding process on November 15, 2006 to buy Huawei’s 49 percent stake in H3C. Huawei ultimately accepted our bid and the transaction closed on March 29, 2007, at which time 3Com paid the $882 million purchase price in full. As such, H3C is a wholly owned subsidiary for the three and nine months ended February 28, 2008 as compared to the same period of the previous year when we owned 51 percent and Huawei had a minority ownership.
We financed a portion of the purchase price for the acquisition of Huawei’s 49 percent ownership in H3C through a $430 million senior secured credit agreement with several lenders.
New Products
We have introduced multiple new products targeted at the small, medium and large enterprise markets, including modular switches and routers, as well as voice over IP, or VoIP, security, wireless, storage, surveillance and unified switching solutions. We also announced our Open Services Networking, or OSN, strategy as well as launched OSN products.
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

We believe that long-term success in this environment requires us to be a global technology leader and to continue to invest in the development of key technologies. Our key focus for the near future will be to continue to manage each of our operating segments toward sustainable growth, to make targeted investments in the integration of sales efforts and back office functions between H3C and both DVBU and Corporate, to maintain investment in key technologies, and to manage our TippingPoint and DVBU segments towards profitability. In the remainder of fiscal 2008, we also intend to continue investing in our H3C segment, in which we expect continued growth year over year, but at a slower rate than in the past. This is expected to involve continued investment in research and development, increased focus on growth both inside and outside of China, and growing the dedicated H3C infrastructure in concert with a global 3Com consolidated plan. In addition we may make certain targeted investments in the integration of the H3C with both the DVBU and Corporate operating segments designed to drive more profitable near and long-term growth of the business.

We continue to face significant challenges in the DVBU segment with respect to sales growth, gross margin and profitability. We believe future sales growth for the DVBU segment depends to a substantial degree on increased sales of our H3C-sourced and H3C branded networking products. An important goal is for the DVBU segment to represent a growing percentage of H3C’s channel sales outside of China. We also believe our growth opportunities can be best achieved if we expand our product lines targeting small and medium businesses, or SMB, customers as well as selected medium-enterprise customers. These product enhancements are expected to be based in part upon leveraging open source and open architecture platforms to differentiate our networking offerings. These are also expected to be complemented by expanded security offerings such as the development of attack, access and application controls.
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
Other important factors in the continued success of our H3C business are expected to include: retaining key management and employees, continuing sales through Huawei as an OEM partner of H3C in the near-to-medium term, expanded channel sales through the DVBU segment outside of China, and continuing the year-over-year growth in H3C.
Our goals for our TippingPoint segment include launching new leading-edge technology products and achieving sustainable profitability while growing sales.
Summary of Three Months Ended February29, 2008 Financial Performance
▪	Our sales in the three months ended February 28, 2008 were $336.4 million, compared to sales of $323.4 million in the three months ended February 28, 2007, an increase of $13.0 million, or 4.0 percent.

▪	Our gross margin improved to 53.4 percent in the three months ended February 28, 2008 from 47.4 percent in the three months ended February 28, 2007.

▪	Our operating expenses in the three months ended February 28, 2008 were $185.7 million, compared to $162.4 million in the three months ended February 28, 2007, a net increase of $23.3 million, or 14.3 percent.

▪	Our net loss in the three months ended February 28, 2008 was $7.8 million, compared to a net loss of $4.8 million in the three months ended February 28, 2007.

▪	Our balance sheet contains cash and equivalents of $466.0 million as of February 28, 2008, compared to cash and equivalents of $559.2 million at June 1, 2007 (the end of fiscal 2007). The balance sheet also includes debt of $336 million with $48 million classified as a current liability as of February 28, 2008 compared with debt of $430 million with $94 million classified as a current liability at the end of fiscal 2007.

Summary of Nine Months Ended February 28, 2008 Financial Performance
▪	Our sales in the nine months ended February 28, 2008 were $973.6 million, compared to sales of $956.6 million in the nine months ended February 28, 2007, an increase of $17.0 million, or 1.8 percent.

▪	Our gross margin improved to 49.4 percent in the nine months ended February 28, 2008 from 46.0 percent in the nine months ended February 28, 2007.

▪	Our operating expenses in the nine months ended February 28, 2008 were $553.8 million, compared to $479.2 million in the nine months ended February 28, 2007, a net increase of $74.6 million, or 15.6 percent.

▪	Our net loss in the nine months ended February 28, 2008 was $62.1 million, compared to a net loss of $22.4 million in the nine months ended February 28, 2007.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are described in Note 2 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended June 1, 2007. These policies continue to be those that we feel are most important to a reader’s ability to understand our financial results.
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), that clarifies the accounting and recognition for income tax positions taken or expected to be taken in our tax returns. FIN 48 provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 on June 2, 2007 which resulted in no adjustment to the beginning of the year retained earnings balance. As of the adoption date, the Company has unrecognized tax benefits of $24.8 million and valuation allowances of $937.1 million, for a total of $961.9 million in tax benefits. The valuation allowance of $937.1 million includes $143.5 million attributable to the tax benefit of stock option deductions, which, if recognized, will be allocated directly to paid-in-capital. In addition, the valuation allowance includes approximately $59.3 million for acquired net operating loss carryforwards which, if realized, would result in a decrease in goodwill. The remaining tax benefits, if recognized would affect our effective tax rate. As of the end of the third quarter of fiscal 2008 the balance of unrecognized tax benefits excluding the valuation allowance was $28.3 million, representing an increase over the fiscal year to date of $3.5 million. All of this increase, if recognized, would affect our effective tax rate. The amount of the increase in the second quarter was $0.9 million. Substantially all of these increases relate to tax positions taken in the current fiscal period.
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
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 2, 2007, the combined amount of accrued interest and penalties related to uncertain tax positions was $2.1 million, which was recorded within the balance of unrecognized tax benefits. As of the end of the third quarter of fiscal 2008 the balance of interest and penalties included in unrecognized tax benefits was $2.6 million, representing an increase over the fiscal year to date of $0.5 million. The amount of the increase in the current quarter was $0.1 million.

RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED FEBRUARY 28, 2008 AND 2007
The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2008	2007	2008	2007
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	46.6	52.6	50.6	54.0

Gross profit margin	53.4	47.4	49.4	46.0
Operating expenses:
Sales and marketing	24.5	23.9	24.5	24.1
Research and development	15.0	15.0	15.9	15.1
General and administrative	7.8	6.9	8.1	6.8
Amortization and write-down of intangible assets	7.7	3.2	8.0	3.6
In-process research and development	—	0.5		0.2
Restructuring charges	0.2	0.7	0.4	0.3

Total operating expenses	55.2	50.2	56.9	50.1

Operating loss	(1.8)	(2.8)	(7.5)	(4.1)
(Loss) gain on investments, net	0.0	(0.2)	0.0	0.1
Interest (expense) income, net	(0.9)	3.5	(1.1)	3.4
Other income, net	3.2	3.0	3.4	2.8

Income (loss) before income taxes and minority interest	0.5	3.5	(5.2)	2.2
Income tax provision	(2.8)	(0.4)	(1.2)	(0.5)
Minority interest in income of consolidated joint venture	—	(4.6)	—	(4.0)

Net loss	(2.3)%	(1.5)%	(6.4)%	(2.3)%

Sales
Consolidated sales for the three and nine months ended February 28, 2008 and 2007 by segment were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2008	2007	2008	2007
H3C	$212.6	$195.1	$582.3	$555.4
DVBU	134.6	132.9	414.0	414.2
TippingPoint	23.6	24.5	74.9	65.5
Intercompany eliminations and other	(34.4)	(29.1)	(97.6)	(78.5)

Consolidated sales	$336.4	$323.4	$973.6	$956.6

Sales in our H3C segment increased $17.5 million, or 9.0 percent, in the three months ended February 28, 2008 and increased $26.9 million, or 4.8 percent in the nine months ended February 28, 2008 compared to the same period in the previous fiscal year. The increase in sales in the three months ended February 28, 2008 is primarily attributable to increased direct sales in China as well as appreciation of the Renminbi of about 5.5 percent related to our sales in China, partially offset by reduced OEM sales to Huawei. The growth for the nine months ended February 28, 2008 is primarily attributable to the appreciation on the Renminbi related to our sales in China as well as increased sales to our DVBU segment and increased direct sales in China, offset in-part by reduced sales to Huawei.

Sales in our DVBU segment increased $1.7 million, or 1.3 percent, in the three months ended February 28, 2008 and remained flat in the nine months ended February 28, 2008 compared to the same periods in the previous fiscal year. The increase in sales in the three months ended February 28, 2008 is primarily attributable to increased sales in our EMEA, and LAT regions, mostly offset by decreased sales in our connectivity products and decreased sales in our North America region. The decrease in our North America region was primarily attributable to uncertainty surrounding our proposed acquisition by affiliates of Bain Capital Partners as well as execution challenges. The decrease in sales in the nine months ended February 28, 2008 is primarily attributable to decreased sales in our connectivity business which resulted from our exit of that business and reductions in North America region mostly offset by increased demand for DVBU’s Gigabit products in both our EMEA region and our Latin America region.
Sales in our TippingPoint segment decreased $0.9 million, or 3.7 percent, in the three months ended February 28, 2008 and increased $9.4 million, or 14.4 percent in the nine months ended February 28, 2008 compared to the same periods in the previous fiscal year. The decrease in sales in the three months ended February 28, 2008 are primarily attributable to recording a one-time $3.2 million revenue adjustment primarily associated with the deferral of certain Federal Government sales. The increase in sales in the nine months ended February 28, 2008 is primarily attributable to an increase in large account sales and related service revenue partially offset by the recording of a $3.2 million revenue adjustment described above.
Intercompany eliminations and other increased by $5.3 million or 18.2 percent, in the three months ended February 28, 2008 and increased $19.1 million, or 24.3 percent in the nine months ended February 28, 2008 compared to the same periods in the previous fiscal year. This increase in both periods is primarily due to increased sales from our H3C segment to our DVBU segment.
Consolidated revenues increased by $13.0 million or 4.0 percent in the three months ended February 28, 2008 and increased by $17.0 million, or 1.8 percent in the nine months ended February 28, 2008 compared to the same period in the previous fiscal year.
Sales by major product categories are as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	February 28,				February 28,
	2008		2007		2008		2007
Networking	$279.8	83%	$259.2	80%	$797.3	82%	$776.1	81%
Security	30.5	9%	30.6	9%	97.0	10%	87.7	9%
Voice	15.1	5%	18.7	6%	48.0	5%	51.2	5%
Services	10.3	3%	9.8	3%	29.3	3%	26.7	3%
Connectivity Products	0.7	—%	5.1	2%	2.0	—%	14.9	2%

Total	$336.4	100%	$323.4	100%	$973.6	100%	$956.6	100%

Networking revenue includes sales of our Layer 2 and Layer 3 stackable 10/100/1000 managed switching lines, our modular switching lines, routers, wireless switching offerings and our small to medium-sized enterprise market products. Sales of our networking products increased $20.6 million or 7.9 percent in the three months ended February 28, 2008 and increased $21.2 million or 2.7 percent in the nine months ended February 28, 2008 compared to the same period in the previous fiscal year. The increase in the three and nine months ended February 28, 2008 is primarily attributable to expansion in our global sales of H3C-developed products, appreciation on the Renminbi related to our sales in China partially offset by reduced sales to Huawei and slower than expected sales in our North American region.
Security revenue includes our TippingPoint® products and services, as well as other security products, such as H3C’s security offerings, and our virtual private network, or VPN, and network access control, or NAC, offerings. Sales of our security products remained relatively flat in the three months ended February 28, 2008 and increased $9.3 million, or 10.6 percent for the nine months ended February 28, 2008 compared to the same period in the previous fiscal year. The increase is primarily driven by increased sales of our TippingPoint products in our North American region due to a couple of large deals and slightly increased sales on a global basis partially offset by recording a $3.2 million revenue adjustment primarily associated with the deferral of certain Federal Government sales.

Voice revenue includes our NBX® and VCX™ voice-over-internet protocol, or VoIP, product lines, as well as voice gateway offerings. Sales of our Voice products decreased $3.6 million or 19.3 percent in the three months ended February 28, 2008 and $3.2 million, or 6.3 percent in the nine months ended February 28, 2008 compared to the same period in the previous fiscal year due to decreased demand in North America.
Services revenue includes professional services and maintenance contracts, excluding TippingPoint maintenance which is included in security revenue. Services revenue increased $0.5 million or 0.5 percent in the three months ended February 28, 2008 and $2.6 million, or 9.7 percent in the nine months ended February 28, 2008 compared to the same period in the previous fiscal year. The increase was driven primarily by increased service offerings tied to expanded H3C networking sales.
Connectivity Products revenue in the three and nine months ended February 28, 2008 was minimal compared to prior periods with continued future revenue only expected to be from royalty arrangements. The decrease resulted from our exit of this product line as well as a royalty payment in the three and nine months ended February 28, 2007 of $4.5 million absent in the current fiscal period.
Gross Margin
Gross margin for the three and nine months ended February 28, 2008 and 2007 by segment were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2008	2007	2008	2007
H3C	56.6%	45.9%	54.2%	46.9%
DVBU	32.2%	35.9%	30.7%	33.2%
TippingPoint	70.1%	68.6%	67.8%	67.3%
Intercompany eliminations and other	1.4%	1.4%	12.8%	1.4%

Gross Margin	53.4%	47.4%	49.4%	46.0%

Gross margin in our H3C segment improved 10.7 points to 56.6 percent in the three months ended February 28, 2008 from 45.9 percent, and 7.3 points to 54.2 percent in the nine months ended February 28, 2008 from 46.9 percent in the same periods in the previous fiscal year. The improvement in gross profit margin is explained by reduced cost of products, and improved pricing of products, including inter-company pricing as well as healthy growth of new products with higher margins as well as appreciation on the Renminbi related to our direct sales in China.
Gross margin in our DVBU segment decreased 3.7 points to 32.2 percent in the three months ended February 28, 2008 from 35.9 percent in the same period of the previous fiscal year, and 2.5 points to 30.7 percent in the nine months ended February 28, 2008 from 33.2 percent in the same period of the previous fiscal year. The decline for the three months ended February 28, 2008 is explained by inter-company pricing and the lack of connectivity product revenue which had 100 percent margin. The decline is explained by costs associated with our change in service providers and reduced pricing, primarily in the mid-range switching product-offerings and inter-company pricing, offset in part by product cost reductions.
Gross margin in our TippingPoint segment improved 1.5 points to 70.1 percent in the three months ended February 28, 2008 from 68.6 percent and 0.5 points to 67.8 percent in the nine months ended February 28, 2008 from 67.3 percent in the same period in the previous fiscal year. These increases are primarily due to more favorable product mix of sales in the current quarter and to a lesser extent certain cost decreases.
Gross margin related to intercompany eliminations and other remained flat at 1.4 percent in the three months ended February 28, 2008 and increased 11.4 points to 12.8 percent in the nine months ended February 28, 2008 from 1.4 percent in the same period in the previous fiscal year. This category contains our intercompany eliminations and other items, which in the case of periods presented includes mainly the amortization of the purchase accounting step-up in inventory from our acquisition of the remaining 49 percent of H3C. The effect of the purchase accounting amortization was included in the first six months of our fiscal 2008, but was not present in the current quarter or any of the prior-year periods presented.

Operating Expenses

	Three Months Ended				Nine Months Ended
	February 28,		Change		February 28,		Change
(dollars in millions)	2008	2007	$	%	2008	2007	$	%
Sales and marketing	$82.4	$77.4	$5.0	6%	$237.6	$230.6	$7.0	3%
Research and development	50.5	48.4	2.1	4%	155.0	144.4	10.6	7%
General and administrative	26.3	22.5	3.8	17%	78.8	65.1	13.7	21%
Amortization	25.8	10.2	15.6	153%	78.1	34.6	43.5	126%
In-process research and development	—	1.7	(1.7)	-100%	—	1.7	(1.7)	-100%
Restructuring	0.7	2.2	(1.5)	-68%	4.3	2.8	1.5	54%

Total	$185.7	$162.4	$23.3	14%	$553.8	$479.2	$74.6	16%

Sales and Marketing. The most significant factors in the increase in the three and nine months ended February 28, 2008 compared to the same periods in fiscal 2007 was the increased China related sales and marketing costs of $3.0 million due to increased compensation related charges.
Research and Development. The most significant factor contributing to the increase in the three and nine months ended February 28, 2008 compared to the same period in fiscal 2007 was continued investment in our China-based development efforts and increased headcount of 37 Chinese employees partially offset by a decline in DVBU research and development costs.
General and Administrative. The most significant factor in the increase in the three and nine months ended February 28, 2008 compared to the same periods in fiscal 2007 was $3.0 and $10.6 million of acquisition related costs from the proposed acquisition by affiliates of Bain Capital Partners in the three and nine months ended February 28, 2008 respectively.
Amortization. Amortization increased $15.6 million and $43.5 million in the three and nine months ended February 28, 2008, respectively, when compared to the previous fiscal year due to a significant increase in amortization charges related to our acquisition of the remaining 49% of H3C in March 2007.
Restructuring Charges
Restructuring charges resulted in a net charge of $0.7 million in the third quarter of fiscal 2008 and a net charge of $2.2 million in the third quarter of fiscal 2007. Net restructuring charges in the third quarter of fiscal 2008 consisted of $0.8 million for severance and outplacement costs and a net benefit of $0.1 million for facilities-related charges. Included in the $0.8 million of severance and outplacement costs was a $0.6 million charge related to the termination of the unvested stock options, restricted stock and restricted stock units, of employees who were terminated as part of the Fiscal 2008 Actions. The severance agreements contain a provision for the payout of the intrinsic value of the share-based compensation held by these employees at termination based on the consideration such instruments would receive under the proposed acquisition by affiliates of Bain Capital Partners if such transaction actually was consummated by a specified date. The net restructuring charge in the third quarter of fiscal 2007 resulted from severance, outplacement and other costs of $2.1 and $0.1 million in facility related charges. Restructuring charges for the first nine months of fiscal 2008 were $4.3 million, and net restructuring charges for the first nine months of fiscal 2007 were $2.8 million.
See Note 4 to Condensed Consolidated Financial Statements for a more detailed discussion of restructuring charges.
Gain (loss) on Investments, Net
Net gains on investments were zero million and $0.4 million in the three and nine months ended February 28, 2008, respectively, which resulted from gains on our remaining investment portfolios. Net losses on investments were $0.6 million in the three months ended February 28, 2007 primarily reflecting losses from sales of most of our remaining investment portfolios. Net gains on investments were $0.8 million in the first nine months of fiscal 2007, primarily reflecting a $1.4 million gain from the sale of certain investment portfolios partially offset by $0.6 million of losses from the sales of our investment portfolio in the third quarter.

Interest Expense/Income, Net
In the three and nine months ended February 28, 2008, the Company incurred $2.9 million and $10.4 million, respectively, in net interest expense, versus net interest income of $11.3 million and $32.8 million in same periods of the prior fiscal year. The change was directly attributable to the reduced cash balance and incurrence of debt, both resulting from the use of funds and borrowings for the acquisition of the final 49 percent of H3C in March 2007.
Other Income, Net
Other income, net was $10.6 million in the three months ended February 28, 2008, an increase of $1.0 million compared to the three months ended February 28, 2007. The increase was primarily related to a gain of $1.2 million related to the sale of a patent no longer used in our business. Other income, net was $33.0 million in the nine months ended February 28, 2008, an increase of $6.0 million compared to the nine months ended February 28, 2007. The increase was primarily due to $6.2 million of gains from the sale of two patents no longer used in our business and larger software subsidy amounts in our H3C segment in the nine month period, offset in part by the absence of the Hemel facility insurance gain.
Income Tax Provision
Our income tax provision was $9.5 million for the three months ended February 28, 2008, an increase of $8.1 million when compared to the corresponding period in the previous fiscal year. The primary reason for the increase over the corresponding period and recent periods is that we have revalued the deferred tax assets and liabilities relating to our H3C subsidiary in China. The net effect of these revaluations is an increase in our tax provision for the current quarter of $6.1 million. Under the new PRC tax law, effective January 1, 2008, companies which qualify as “new and high technology” companies will pay corporate income tax at a reduced rate of 15% instead of the higher default rate. We believe that our H3C subsidiary in China will qualify for this reduced rate, although obtaining this status is subject to approval of tax authorities and the detailed application process has not yet been announced. Even though we expect our long-term income tax rate in China will be 15%, accounting rules require us to revalue our deferred tax balances to the normal default rates until such time as we qualify for the reduced rate. This is discussed further in “Risk Factors” below. The remainder of the income tax provision for the current quarter and all of the provision for the corresponding period was the result of providing for taxes in certain foreign jurisdictions at various statutory rates. Notwithstanding the issue discussed above, our H3C subsidiary in China is currently entitled to tax concessions which began in 2004 and exempted it from the PRC income tax for its initial two years and entitle it to a 50 percent reduction in income tax in the following three years. 2008 will be the final year of those tax concessions. Consequently, until such time as we receive approval for the reduced long-term rate of 15 percent, we currently expect the H3C statutory rate in China to be 9 percent for the calendar year 2008, and, on the expectation that we qualify for the reduced rate, 15 percent thereafter.
The company has US Federal net operating loss carryforwards in the amount of $2.6 billion as of May 31, 2007.
Minority Interest of Huawei in the Income of Consolidated Huawei-3Com Joint Venture
There is no minority interest in the three or nine months ended February 28, 2008 as H3C is now a wholly-owned subsidiary. In the three and nine months ended February 28, 2007 we recorded an allocation to minority interest of $14.8 million and $38.7 million, respectively, representing Huawei’s 49 percent interest in the net income reported by the H3C joint venture for the three and nine months ended February 28, 2007.
Net Loss
Our net loss in the three months ended February 28, 2008 was $7.8 million, a $3.0 million increase in net loss when compared to the same period of the previous fiscal year. The increase was primarily driven by increased amortization expenses of $15.6 million due to the acquisition of the remaining 49 percent of H3C, increased income taxes of $8.1 million related to a change in tax filing status in China, acquisition costs of $3.0 million related to the proposed acquisition by affiliates of Bain Capital Partners, increased sales and marketing related costs of $5.0 million, increased R&D expenses of $2.1 million, partially offset by increased gross profits during the quarter, decreased restructuring costs of $1.5 million and a $1.2 million gain from the sales of a patent during the period. Our net loss in the nine months ended February 28, 2008 was $62.1 million, a $39.7 million increase in net loss when compared to the same period of the previous fiscal year. The increase was primarily driven by increased amortization expenses of $43.5 million due to the acquisition of the remaining 49 percent of H3C, increased income taxes of $6.9 million related to a change in tax filing status in China, acquisition costs of $10.6 million related to the proposed acquisition by affiliates of Bain Capital Partners, increased sales and marketing related costs of $7.0 million, increased R&D expenses of $10.6 million and increased restructuring charges of $1.5 million, partially offset by increased gross profits and $6.2 million of gains from the sale of two patents during the period.

LIQUIDITY AND CAPITAL RESOURCES
Cash and equivalents as of February 28, 2008 were $466.0 million, a decrease of $93.2 million compared to the balance of $559.2 million as of May 31, 2007. The following table shows the major components of our condensed consolidated statements of cash flows for the nine months ended February 28, 2008 and 2007:

	Nine Months Ended
	February 28,
(In millions)	2008	2007
Cash and equivalents, beginning of period	$559.2	$501.1
Net cash (used in) provided by operating activities	(10.0)	94.9
Net cash (used in) provided by investing activities	(11.9)	272.1
Net cash used in financing activities	(90.2)	(32.5)
Other	18.9	7.2

Cash and equivalents, end of period	$466.0	$842.8

Net cash used in operating activities was $10.0 million in the nine months ended February 28, 2008, primarily reflecting our net loss of $62.1 million and increased deferred income taxes of $0.4 million, more than offset by $102.7 million of depreciation and amortization, $15.4 million of stock-based compensation, and $2.2 million of loss on disposal of assets. Changes in assets and liabilities resulted in a net use of cash of $67.7 million, with other liabilities decreasing $25.3 million primarily due to a $95 million previously accrued compensation charge related to the change-in-control portion of H3C’s Equity Appreciation Rights Plan (which was triggered by the acquisition of the remaining 49% of H3C). Additionally accounts receivable and notes receivable increased $59.3 million, partially offset by a decrease in inventory of $22.7 million.
Net cash used in investing activities was $11.9 million for the nine months ended February 28, 2008, consisting primarily of $13.3 million of net outflows related to purchases of property and equipment.
Net cash used in financing activities was $90.2 million in the nine months ended February 28, 2008. During the nine months ended February 28, 2008, we made a principal payment of $94.0 million related to our long term debt and we acquired $2.3 million of shares of restricted stock awards upon vesting from employees including those shares tendered to us to satisfy the tax withholding obligations that arise in connection with such vesting. This was offset by proceeds of $6.1 million from issuances of our common stock upon exercise of stock options.
As of February 28, 2008, bank-issued standby letters of credit and guarantees totaled $7.3 million, including $6.9 million relating to potential foreign tax, custom, and duty assessments.
We currently have no material capital expenditure purchase commitments other than ordinary course purchases of computer hardware, software and leasehold improvements. We believe that our future cash requirements will likely include an aggregate of $5 million to $7 million for professional fees related to our proposed acquisition by affiliates of Bain Capital Partners that are not contingent on the closing of the deal.
Cash requirements relating to our senior secured debt for the next twelve months include a March 2008 interest payment of approximately $13.1 million and a September 2008 interest and principal payment of approximately $61.1 million. We also voluntarily prepaid $35 million of principal on our debt in March 2008. We made this prepayment because H3C’s cash flows enabled us to do so, and we expect our mandatory prepayment requirement for a percentage of H3C’s “excess cash flow” would result in us prepaying approximately $35 million in principal in September 2008. Voluntary pre-payments count dollar-for-dollar against any mandatory pre-payment requirement under the “excess cash flow” provision. Prepaying in March enables us to allocate the pre-payment to the final principal payment on our more expensive tranche of debt (instead of pro rata between the two tranches), thereby saving some interest expense.
We expect to have continued significant cash outflows as part of the continued vesting under our H3C Equity Appreciation Rights Plan; including $39 million, $30 million and $17 million respectively, in our fiscal years 2009, 2010, and 2011.
We currently believe that our existing cash and equivalents and future cash from operations will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), that clarifies the accounting and recognition for income tax positions taken or expected to be taken in our tax returns. FIN 48 provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 on June 2, 2007 which resulted in no adjustment to the beginning of the year retained earnings balance. As of the adoption date, the Company has unrecognized tax benefits of $24.8 million and valuation allowances of $937.1 million, for a total of $961.9 million in tax benefits. The valuation allowance of $937.1 million includes $143.5 million attributable to the tax benefit of stock option deductions, which, if recognized, will be allocated directly to paid-in-capital. In addition, the valuation allowance includes approximately $59.3 million for acquired net operating loss carryforwards which, if realized, would result in a decrease in goodwill. The remaining tax benefits, if recognized would affect our effective tax rate. As of the end of the third quarter of fiscal 2008 the balance of unrecognized tax benefits excluding the valuation allowance was $28.3 million, representing an increase over the fiscal year to date of $3.5 million. All of this increase, if recognized, would affect our effective tax rate.
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
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of the end of the third quarter of fiscal 2008 the balance of accrued interest and penalties related to uncertain tax positions was $2.6 million, representing an increase over the fiscal year to date of $0.5 million.
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
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which expresses the staff’s views regarding the process of quantifying financial statement misstatements. The Bulletin is effective at our fiscal year end 2008. The Company intends to comply with SAB 108 as applicable.
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
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” to improve reporting and to create greater consistency in the accounting and financial reporting of business combinations. The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R amends SFAS 109, such that adjustments made to valuation allowances on deferred income taxes and acquired income tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141R would apply the provisions of SFAS 141R. An entity may not apply SFAS 141R before that date. Given SFAS 141R relates to prospective business combinations, the Company has currently not determined the potential effects on the consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as required in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating whether the adoption of SFAS No. 160 will have a significant effect on its consolidated financial position, results of operations or cash flows.
On March 19, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133.” Statement 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No.133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company has currently not determined the potential effects on the consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We no longer hold any marketable equity traded securities as of February 28, 2008.

ITEM 4. CONTROLS AND PROCEDURES
Our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of our quarter ended February 29, 2008 pursuant to Exchange Act Rule 13a-15(b). The term “disclosure controls and procedures,” as defined under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of our quarter ended February 29, 2008, our disclosure controls and procedures were effective.
There have been no changes in our internal control over financial reporting that occurred during the three months ended February 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Consummation of the proposed acquisition is subject to the satisfaction of various conditions described in the Merger Agreement. We cannot guarantee that these closing conditions will be satisfied, that we will receive the required approvals or that the proposed acquisition will be successfully completed. Many of these conditions are out of our control. In the event that the proposed acquisition is not completed or is delayed:
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

On March 20, 2008, an affiliate of Bain Capital Partners, LLC sent a letter to the Company purporting to terminate the Merger Agreement. The Company publicly announced later that day that it does not believe Bain Capital Partners, LLC’s attempt to terminate the Merger Agreement is valid and on March 24, 2008 the Company delivered a letter to affiliates of Bain Capital Partners, LLC that, among other things, confirmed this position. 3Com intends to continue to fulfill its obligations under the terms of the existing Merger Agreement and intends to pursue the $66 million termination fee payable under the Merger Agreement under certain circumstances. On March 21, 2008, 3Com held its scheduled shareholder meeting to enable 3Com shareholders to vote on the company’s existing Merger Agreement. Obtaining shareholder approval of the Merger Agreement is a condition to seeking the termination fee. At the shareholders’ meeting approximately 70% of the outstanding shares of the Company’s common stock voted to adopt the Merger Agreement.
The parties had made a joint voluntary filing with the Committee on Foreign Investment in the United States (CFIUS) in connection with the proposed merger transaction. The parties withdrew their joint filing after they were unable to reach a mitigation agreement with CFIUS to address concerns raised by CFIUS, and no application has been re-submitted to date. At the time they withdrew their joint application, the parties notified CFIUS that they would not go forward with the proposed transaction in the form presented to CFIUS, which included a minority investment by affiliates of Huawei Technologies in 3Com.
In light of the foregoing, there can be no assurance that the parties will be able to close the merger transaction contemplated by the existing Merger Agreement. There can be no assurance that the Company will be able to collect the termination fee.
Any of these events could have a material negative impact on our results of operations and financial condition and could adversely affect the price of our common stock. In fact, due to some of the recent announcements described above, we believe our stock price has already been negatively impacted.
Risks Related to Historical Losses, Financial Condition and Substantial Indebtedness
We have incurred significant net losses in recent fiscal periods, including $7.8 million for the quarter ended February 28, 2008 and $4.8 million for the quarter ended February 28, 2007 and we may not be able to return to profitability.
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
Our operating expenses as a percent of sales continue to be higher than our desired long-term financial model. We have taken, and will continue to take, actions to reduce these expenses. Over the last several years we have announced multiple restructuring plans which focus on reducing components of our DVBU and Corporate segment cost structure, including the closure of certain facilities, a reduction in workforce and focused sales, marketing and services efforts. Such actions have and may in the future include integration of businesses and regions, reductions in our workforce, closure of facilities, relocation of functions and activities to lower cost locations, the sale or discontinuation of businesses, changes or modifications in information technology systems or applications, or process reengineering. As a result of these actions, the employment of some employees with critical skills may be terminated and other employees have, and may in the future, leave our company voluntarily due to the uncertainties associated with our business environment and their job security. In addition, reductions in overall staffing levels could make it more difficult for us to sustain historic sales levels, to achieve our growth objectives, to adhere to our preferred business practices and to address all of our legal and regulatory obligations in an effective manner, which could, in turn, ultimately lead to missed business opportunities, higher operating costs or penalties. In addition, we may choose to reinvest some or all of our realized cost savings in future growth opportunities or in our H3C integration efforts. Any of these events or occurrences, including the failure to succeed in achieving net cost savings, will likely cause our expense levels to continue to be at levels above our desired model, which, in turn, could result in a material adverse impact on our ability to become profitable (and, if we become profitable, to sustain such profitability).
Our substantial debt could adversely affect our financial condition; and the related debt service obligations may adversely affect our cash flow and ability to invest in and grow our businesses.
We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. As of February 29, 2008, our total debt balance was $336 million, of which $48 million is due within one year and was classified as a current liability. In addition, at the end of March 2008 we elected to prepay $35 million and apply it to the final principal payment on the Tranche B portion of our loan. In addition, despite current debt levels, the terms of our indebtedness allow us or our subsidiaries to incur more debt, subject to certain limitations.
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
Interest to be paid by us on our senior secured loan is at an interest rate based on the LIBOR rate, plus an applicable margin. The published LIBOR rate is subject to change on a periodic basis. If interest rates increase, this will result in increased interest rate expense as a result of higher LIBOR rates. Continued increases in interest rates could have a material adverse effect on our financial position, results of operations and cash flows, particularly if such increases are substantial. In addition, interest rate trends could affect global economic conditions.
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
For the quarter ended February 29, 2008, H3C accounted for approximately 63 percent of our consolidated revenue and approximately 67 percent of our consolidated gross profit. H3C, which is domiciled in Hong Kong and has its principal operations in Hangzhou, China, is subject to all of the operational risks that normally arise for a technology company with global operations, including risks relating to research and development, manufacturing, sales, service, marketing, and corporate functions. Furthermore, H3C may not be successful in selling directly to Chinese customers, particularly those in the public sector, to the extent that such customers favor Chinese-owned competitors. Given the significance of H3C to our financial results, if H3C is not successful, our business will likely be adversely affected.

Sales from our H3C segment, and therefore in China, constitute a material portion of our total sales, and our business, financial condition and results of operations will to a significant degree be subject to economic, political and social events in the PRC.
Our sales are significantly dependent on China, with approximately 50 percent of our consolidated revenues attributable to sales in China for the fiscal quarter ended February 29, 2008. We expect that a significant portion of our sales will continue to be derived from China for the foreseeable future. As a result, our business, financial condition and results of operations are to a significant degree subject to economic, political, legal and social developments and other events in China and surrounding areas. We discuss risks related to the PRC in further detail below.
Our H3C segment is dependent on Huawei Technologies in several material respects, including as an important customer; should Huawei reduce its business with H3C, our business will likely be materially adversely affected.
H3C derives a material portion of its sales from Huawei. In the three months ended February 29, 2008, Huawei accounted for approximately 29 percent of the revenue for our H3C segment and approximately 18 percent of our consolidated revenue. Huawei has no minimum purchase obligations with respect to H3C. Should Huawei reduce its business with H3C, H3C’s sales will suffer. On March 29, 2007 we acquired Huawei’s 49 percent interest in H3C for $882 million, giving us 100 percent ownership of H3C. Since Huawei is no longer an owner of H3C, and we have no assurance that we will be able to close our transaction with affiliates of Bain Capital Partners, LLC (in which Huawei would participate as a minority investor), it is distinctly possible that over time Huawei will purchase fewer products and services from H3C. We will need to continue to provide Huawei with products and services that satisfy its needs or we risk the possibility that it sources products from another vendor or internally develops these products. To the extent sales to Huawei decrease, we need to develop additional channels within China and in other regions, and we believe in any case that increasing our DVBU segment’s sales of H3C products is highly important to H3C’s global growth opportunities. If we fail in these efforts, our business will suffer. Further, we have and expect to continue to incur costs relating to transition matters with respect to support that Huawei previously provided for H3C when it was a shareholder. In addition, our China headquarters in Hangzhou, PRC is owned by Huawei and leased to us under a lease agreement that expires in December 2008; if we cannot renew this lease on terms favorable to us or find alternate facilities, we may suffer disruption in our H3C business. If any of the above risks occur, it will likely have an adverse impact on H3C’s sales and business performance.
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
In order to realize the full benefits of this acquisition, we will need to manage our four business segments and employ strategies to leverage H3C. These efforts will require significant time and attention of management and other key employees at 3Com and H3C. Depending on the decisions we make on various strategic alternatives available to us, we may develop new or adjusted global design and development initiatives, go-to-market strategies, branding tactics, unified back office, supply chain and IT systems, streamlined engineering efforts or other strategies that take advantage and leverage H3C’s and our other segments’ respective strengths. If we are not successful at transitioning effectively to full ownership of H3C, or if we do not execute on a global strategy that enables us to leverage the benefits of this acquisition, our business will be substantially harmed.

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
In addition, due to the circumstances surrounding our proposed merger transaction with affiliates of Bain Capital Partners, LLC discussed elsewhere in this Form 10-Q, and the recent decline in our stock price, we believe it will be substantially more difficult to retain key employees and we will likely need to take significant actions to retain these individuals over time. If we are not successful in these retention efforts, our business will likely suffer.
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
As Huawei expands its international operations, there could be increasing instances where we compete directly with Huawei in the enterprise networking market. As an OEM customer of H3C, Huawei has had, and continues to have, access to H3C’s products for resale. This access enhances Huawei’s current ability to compete directly with us. We could lose a competitive advantage in markets where we compete with Huawei, which in turn could have a material adverse effect on our sales and overall results of operations. In addition, Huawei’s obligation not to offer or sell enterprise class, and small-to-medium size business (or SMB), routers and switches that are competitive with H3C’s products continues until September 29, 2008. After that date, we are subject to the risk of increased competition from Huawei, which could materially harm our results of operations. More specifically, after the non-compete period expires, Huawei may offer and sell its own enterprise or SMB routers and switches, or resell products that it sources from our competitors. Huawei is not prohibited from developing (but not offering or selling) competing products during the non-compete period. Huawei is also not prohibited from currently selling products in ancillary areas—such as security, voice over internet protocol and storage products—that are also sold today by H3C. We compete in those ancillary product areas today. If Huawei chooses to increase its competition with us, or if we do not compete favorably with Huawei, it is likely that our H3C business results, particularly in the Asia Pacific region and specifically in China, will be materially and negatively affected.

Huawei’s incentive not to compete with H3C or us, and its incentive to assist H3C, may diminish now that Huawei does not own any interest in H3C and our proposed merger transaction with affiliates of Bain Capital Partners, LLC in which Huawei would participate as a minority investor cannot be assured to be consummated. In addition, Huawei maintains a strong presence within China and the Asia Pacific region and has significant resources with which to compete within the networking industry, including the assets of Harbour Networks, a China-based competitor of H3C. We cannot predict whether Huawei will compete with us. If competition from Huawei increases, our business will likely suffer.
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
We distribute many of our products through two-tier distribution channels that include distributors, systems integrators and value added resellers, or VARs. A significant portion of our sales is concentrated among a few distributors; our two largest distributors accounted for a combined 14 percent of our consolidated revenue for the three months ended February 29, 2008. If either of these distributors reduces its business with us, our sales and overall results of operations could be adversely affected.

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
Effective January 1, 2008, the PRC has enacted a new tax law, which introduces a new corporate income tax rate of 25 percent. Companies which benefited from preferential tax rates and rulings under the previous tax law can continue to enjoy those concessions, subject to transitional rules. Our H3C subsidiary in China was entitled to tax concessions which began in 2004 and exempted it from the PRC income tax for its initial two years and entitle it to a 50 percent reduction in income tax in the following three years. 2008 will be the final year of that 50 percent reduction. The new tax law provides for a reduced tax rate of 15 percent for companies which qualify as “new and high technology” enterprises. Based on the draft regulations, we believe that our H3C subsidiary in China will qualify for this reduced rate. If H3C is not entitled to “new and high technology” enterprise treatment under this new law (due to the publication of new regulations or the interpretation of existing law or regulation or otherwise), if other tax benefits currently enjoyed by H3C are withdrawn or reduced, or if new taxes are introduced which have not applied to H3C before, there would likely be a resulting increase to H3C’s statutory tax rates in the PRC. Increases to tax rates in the PRC, where our H3C segment is profitable, could adversely affect our results of operations and cash flow. If we do not qualify for the reduced rate, the statutory income tax rate in China will be 9% for 2008, 20% for 2009, 22% for 2010, 24% for 2011, and 25% thereafter.
H3C is subject to restrictions on paying dividends and making other payments to us.
Chinese regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with Chinese accounting standards and regulations. H3C does business primarily through a Chinese entity that is required to set aside a portion of its after-tax profits – currently 10 percent — according to Chinese accounting standards and regulations to fund certain reserves. The Chinese government also imposes controls on the conversion of Renminbi into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. These restrictions may in the future limit our ability to receive dividends or repatriate funds from H3C. In addition, the credit agreement governing our senior secured loan also imposes significant restrictions on H3C’s ability to dividend or make other payments to our other segments. Finally, the new PRC tax law, effective January 1, 2008, imposes a withholding tax on certain payments by entities resident in PRC to entities outside of the PRC (including Hong Kong). Regulations have now been issued which confirm that this withholding tax will apply to dividends and other distributions made by our H3C subsidiary in China. Consequently, all distributions of earnings realized from 2008 onwards from H3C’s PRC subsidiaries to our H3C subsidiary in Hong Kong will be subject to this withholding tax at a rate of 5%. H3C’s main PRC subsidiary generates the cash used to pay principal and interest on our H3C loan (through dividend flows from the PRC to Hong Kong and then to the Cayman Islands). Accordingly, we will in future be required to earn proportionately higher profits in the PRC to service principal and interest on our loan, or be forced to fund any deficiencies from cash in our other segments (which do not currently have positive cash flow from operations).

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
We may be required to record a significant charge to earnings if our goodwill or intangible assets become impaired, and the recent decline in our stock price heightens this risk.
Under accounting principles generally accepted in the United States, we review our amortizable intangible assets and goodwill for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. The carrying value of our goodwill or amortizable assets may not be recoverable due to factors such as a decline in stock price and market capitalization, reduced estimates of future cash flows and slower growth rates in our industry or in any of our business units. Estimates of future cash flows are based on an updated long-term financial outlook of our operations. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates. For example, if one of our business units does not meet its near-term and longer-term forecasts, the goodwill assigned to the business unit could be impaired. Similarly, a significant decline in our stock price and/or market capitalization may result in goodwill impairment for one or more business units. We may be required to record a charge to earnings in our financial statements during a period in which an impairment of our goodwill or amortizable intangible assets is determined to exist, which may negatively impact our results of operations. In light of the recent decline in our stock price, the impairment risk described above is heightened.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes repurchases of our stock, including shares returned to satisfy employee tax withholding obligations, in the three months ended February 28, 2008:

	Total Number		Average
	of Shares		Price Paid
Period	Purchased		per Share
December 1, 2007 through December 28, 2007	1,983	(1)	$4.29
December 29, 2007 through January 25, 2008	31,923	(1)	4.24
January 26, 2008 through February 29, 2008	220,031	(1)	3.89

Total	253,937		$3.94

(1)	Represents shares returned to us to satisfy tax withholding obligations that arose upon the vesting of restricted stock awards.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Master Separation and Distribution	10-Q	002-92053	2.1	4/4/00
	Agreement between the Registrant and Palm,
	Inc. effective as of December 13, 1999

2.2	Indemnification and Insurance Matters	10-Q	002-92053	2.11	4/4/00
	Agreement between the Registrant and Palm,
	Inc.

2.3	Agreement and Plan of Merger, dated	8-K	000-12867	2.1	12/16/04
	December 13, 2004, by and among the
	Registrant, Topaz Acquisition Corporation
	and TippingPoint Technologies, Inc.

2.4	Securities Purchase Agreement by and among	8-K/A	000-12867	2.1	3/30/06
	3Com Corporation, 3Com Technologies, Huawei
	Technologies Co., Ltd. and Shenzen Huawei
	Investment & Holding Co., Ltd., dated as of
	October 28, 2005

2.5	Stock Purchase Agreement by and between	8-K	000-12867	10.1	12/27/06
	Shenzhen Huawei Investment & Holding Co.,
	Ltd. and 3Com Technologies, dated as of
	December 22, 2006

2.6	Agreement and Plan of Merger by and among	8-K/A	000-12867	2.1	9/28/07
	3Com Corporation, Diamond II Holdings Inc.
	and Diamond II Acquisition Corp., dated
	September 28, 2007

3.1	Corrected Certificate of Merger filed to	10-Q	002-92053	3.4	10/8/99
	correct an error in the Certificate of
	Merger

3.2	Registrant’s Bylaws, as amended on March	8-K	000-12867	3.1	3/28/05
	23, 2005

3.3	Certificate of Designation of Rights,	10-Q	000-12867	3.6	10/11/01
	Preferences and Privileges of Series A
	Participating Preferred Stock

4.1	Third Amended and Restated Preferred Shares	8-A/A	000-12867	4.1	11/27/02
	Rights Agreement, dated as of November 4,
	2002 (“Rights Agreement”)

4.2	Amendment No. 1 to Rights Agreement, dated	8-K	000-12867	4.1	9/28/07
	as of September 28, 2007

31.1	Certification of Principal Executive Officer					X

31.2	Certification of Principal Financial Officer					X

32.1	Certification of Chief Executive Officer					X
	and Chief Financial Officer pursuant to 18
	U.S.C. Section 1350, as adopted pursuant to
	Section 906 of the Sarbanes-Oxley Act of
	2002

*	Indicates a management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3Com Corporation (Registrant)

Dated: April 8, 2008	By:	/s/ Jay Zager
Jay Zager
Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer and a duly authorized officer of the registrant)

EXHIBIT LIST

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Master Separation and Distribution	10-Q	002-92053	2.1	4/4/00
	Agreement between the Registrant and Palm,
	Inc. effective as of December 13, 1999

2.2	Indemnification and Insurance Matters	10-Q	002-92053	2.11	4/4/00
	Agreement between the Registrant and Palm,
	Inc.

2.3	Agreement and Plan of Merger, dated	8-K	000-12867	2.1	12/16/04
	December 13, 2004, by and among the
	Registrant, Topaz Acquisition Corporation
	and TippingPoint Technologies, Inc.

2.4	Securities Purchase Agreement by and among	8-K/A	000-12867	2.1	3/30/06
	3Com Corporation, 3Com Technologies, Huawei
	Technologies Co., Ltd. and Shenzen Huawei
	Investment & Holding Co., Ltd., dated as of
	October 28, 2005

2.5	Stock Purchase Agreement by and between	8-K	000-12867	10.1	12/27/06
	Shenzhen Huawei Investment & Holding Co.,
	Ltd. and 3Com Technologies, dated as of
	December 22, 2006

2.6	Agreement and Plan of Merger by and among	8-K/A	000-12867	2.1	9/28/07
	3Com Corporation, Diamond II Holdings Inc.
	and Diamond II Acquisition Corp., dated
	September 28, 2007

3.1	Corrected Certificate of Merger filed to	10-Q	002-92053	3.4	10/8/99
	correct an error in the Certificate of
	Merger

3.2	Registrant’s Bylaws, as amended on March	8-K	000-12867	3.1	3/28/05
	23, 2005

3.3	Certificate of Designation of Rights,	10-Q	000-12867	3.6	10/11/01
	Preferences and Privileges of Series A
	Participating Preferred Stock

4.1	Third Amended and Restated Preferred Shares	8-A/A	000-12867	4.1	11/27/02
	Rights Agreement, dated as of November 4,
	2002 (“Rights Agreement”)

4.2	Amendment No. 1 to Rights Agreement, dated	8-K	000-12867	4.1	9/28/07
	as of September 28, 2007

31.1	Certification of Principal Executive Officer					X

31.2	Certification of Principal Financial Officer					X

32.1	Certification of Chief Executive Officer					X
	and Chief Financial Officer pursuant to 18
	U.S.C. Section 1350, as adopted pursuant to
	Section 906 of the Sarbanes-Oxley Act of
	2002

*	Indicates a management contract or compensatory plan