Form 10-K
period 2008-05-30
3COM CORP
filed 2008-07-25
CIK 738076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 30, 2008
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value per share	The NASDAQ Global Select Market
Preferred Stock Purchase Rights	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,723,402,811 based on the closing sale price as reported on The NASDAQ Global Select Market.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 18, 2008

Common Stock, $0.01 par value per share	405,288,012 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held September 24, 2008 (Proxy Statement)	Part III, to the extent stated herein

3Com Corporation
Form 10-K Annual Report
For the Fiscal Year Ended May 30, 2008

We use a 52 or 53 week fiscal year ending on the Friday nearest to May 31, with each fiscal quarter ending on the Friday generally nearest August 31, November 30 and February 28. For presentation purposes, the periods are shown as ending on August 31, November 30, February 28 and May 31, as applicable.
We acquired majority (51 percent) ownership of Huawei-3Com Co., Ltd. n/k/a H3C Technologies Co., Limited (“H3C”), a China-based networking equipment business, on January 27, 2006 and determined it was then appropriate to consolidate H3C’s results. For convenience of close purposes we consolidated the results of H3C as of February 1, 2006. H3C follows a calendar year basis of reporting and therefore results are consolidated on a two-month time lag. In fiscal 2006, we recorded equity income for the period April 1, 2005 through January 31, 2006 and consolidated H3C’s results for the period February 1, 2006 through March 31, 2006.
We acquired the remaining 49 percent minority interest of H3C on March 29, 2007.
3Com, the 3Com logo, Digital Vaccine, IntelliJack, NBX, OfficeConnect, TippingPoint and TippingPoint Technologies are registered trademarks and H3C and VCX are trademarks of 3Com Corporation or one of its wholly owned subsidiaries. Other product and brand names may be trademarks or registered trademarks of their respective owners.
This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the following aspects of our business: H3C strategy, growth, dependence, expected benefits, tax rate, sales from China, and resources needed to comply with Sarbanes-Oxley and manage operations; impact of recent accounting regulations; expected annual amortization expense; environment for enterprise networking equipment; challenges relating to sales growth; trends and goals for each of our segments and regions; expectation of license fees totaling $70 million and other resolutions in connection with agreement with Realtek; intent to pursue termination fee; supply of components; research and development focus; future sales of connectivity products; execution of our “go-to-market” strategy; strategic product and technology development plans; goal of profitability; dependence on China; ability to satisfy cash requirements for at least the next twelve months; restructuring activities and expected charges to be incurred; expected cost savings from restructuring activities and integration; potential acquisitions and strategic relationships; future contractual obligations; recovery of deferred tax assets; reserves; market risk; outsourcing; competition and pricing pressures; expectation regarding base interest rates; impact of foreign currency fluctuations; belief regarding meritorious defenses to litigation claims and effect of litigation; and you can identify these and other forward-looking statements by the use of words such as “may,” “can,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any forward-looking statements.
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

PART I
ITEM 1. BUSINESS
GENERAL
We provide secure, converged networking solutions on a global scale to organizations of all sizes. Our products and solutions enable customers to manage business-critical voice, video, data and other advanced networking technologies in a secure, scalable, reliable and efficient network environment. We deliver networking products and services for enterprises that view their networks as mission critical, and value cost-effective superior performance. Our products form integrated solutions and function in multi-vendor environments based upon open, not proprietary, platforms. Our objective and strategy is to be one of the leading enterprise networking companies by delivering innovative, secure, feature-rich networking products and solutions built on open platform technology.
3Com was incorporated in California on June 4, 1979 and reincorporated in Delaware on June 12, 1997. Our corporate headquarters are located in Marlborough, Massachusetts. We have offices and sales capabilities in 35 countries and 60 locations worldwide. Our Web site address is www.3Com.com. We make available on our Web site, free of charge, our SEC filings (including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 filings on Forms 3, 4 and 5, and any amendments to those reports) as soon as reasonably practicable after we electronically file with or furnish such material to the Securities and Exchange Commission (SEC). The information contained on our Web site is not incorporated by reference in this Annual Report on Form 10-K. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.
MARKETS AND CUSTOMERS
We design and market our offerings to enterprises that vary in size from small business to large multi-national entities. These organizations range across a number of vertical industries, including education, finance, government, healthcare, insurance, manufacturing and real estate. We offer our customers solutions for mission-critical network environments on an open platform design.
Our product designs recognize that enterprise networking customers face the following fundamental challenges:
•	Performance — Enterprise networks have increasing performance requirements with the expansion of internet protocol, or IP, traffic driven by newer applications such as voice and video over IP.

•	Security — The threat environment for today’s enterprises is rapidly changing and requires pervasive network solutions that help control access, quarantine malicious data, and restore data.

•	Application delivery — Enterprise customers have evolving needs for increased application solutions tied to their networks. Customers benefit from best-in-class solutions for needs such as wide area network, or WAN optimization and voice solutions integrated directly into their networking solutions.

•	Cost effectiveness — Enterprise customers value solutions which are affordable to acquire and operate and offer long-term scalability.
We believe that open platform technology offers our customers a more versatile environment for the increasing use of applications over network infrastructures. We further believe it offers a more cost-effective solution as it works in multi-vendor environments on a non-proprietary basis. Our open platform technology is designed into our switch and router products to directly deliver applications over networking capability. We believe that our customers benefit from the flexibility to interface best-in-class applications with our products and we therefore actively develop partnerships to deliver this value.
We focus on delivering superior networking solutions that offer a cost advantage to our customers to own and operate. Our products provide superior value through features such as lower power requirements, and inter-operability in multi-vendor networks. We believe that our global presence, brand identity, strong development organization and intellectual property portfolio provide a solid foundation for achieving our objectives.
Our products are sold on a worldwide basis through a combination of value added partners, distributors and direct sales representatives. We also work with service providers to deliver managed networking solutions for enterprise customers.
In support of the above vision we co-founded a Chinese joint-venture called H3C in 2003 to penetrate the developing China market as well as to create a strong development and operational base for building our networking solutions. In fiscal year

2007 we completed our acquisition of H3C. In fiscal 2008 we organized our operations into four reporting segments: H3C, Data Voice Business Unit (DVBU), TippingPoint, and Corporate Expenses (Corporate). Our H3C segment is our core for engineering and product development of a broad array of networking products and solutions, and it sells into the China market. Our DVBU segment designs and markets networking solutions targeted at customers in developed networking markets, and sells H3C’s products and H3C-sourced networking gear on a worldwide basis. TippingPoint offers customers purpose built appliance security solutions through intrusion prevention systems, or IPS, technology and related virus protection services we call “Digital Vaccine.”
PRODUCTS AND SERVICES
H3C SEGMENT PRODUCTS AND SERVICES
H3C develops global products that address the global market. H3C products can generally be classified in the following categories:
▪	Networking – LAN Switches, Routers, and Network Management Software;

▪	Emerging Technology – IP Storage and IP Video Surveillance;

▪	Security – Firewalls; and

▪	Services.
Networking
In order to meet the business and technology needs of our customers, our networking infrastructure products focus on the requirements for a secure, converged network: availability, performance, scalability and ease-of-use. We focus on reducing complexity and cost of ownership by making management and configuration of secure, converged voice and data networking much easier, and we continue to innovate around a standards-based, open architecture that supports multi-vendor environments.
LAN Switches
Switches are multi-port devices, located in the network core and at the network edge, that join multiple computers and peripheral devices and serve as the foundation for transporting voice, video and data over a network. We offer a number of fixed-configuration and modular chassis switches that we believe provide the performance and flexibility required by our customers.
Our switching products represent a broad offering, including full-featured modular, stackable and stand-alone switches ranging from 10 Megabits per second (Mbps) to near Terabit per second performance. Our switches are available as managed units, which are typically found in enterprise environments and unmanaged, standalone units, typically used by small and medium-sized organizations. We design our enterprise-class switches to share a common operating system and user interface that work together to lower the cost of ownership and management and enable customers to easily upgrade their network solution as their business and network requirements grow. Our switches also include robust network security features, and are built to support the convergence of data, voice and video. H3C’s principal switch products are as follows:
▪	Core Routing Switches. The S9500 Series 10G Multi-service Core Routing Switch is a new generation high performance switch. The S9500 series is designed to fully satisfy the requirements of end-users seeking its high capability, high reliability and multiple services. It is extensively applied as the core layer of E-government networks, campus networks, education networks and other enterprise networks and core layer or aggregation layer of carriers’ IP Metro Area Networks (MANs).

▪	Multi-Service Switches. The S7500 Series high-end multi-service switch features high performance, high port density and high flexibility. It can be applied to the core layer of enterprise networks, campus networks and education MANs, to the convergence layer of carriers’ IP MANs, and to the access layer of data centers.

▪	Layer 3 Gigabit Stackable Switches – The 5500 series offers excellent security, reliability and multi-service support capability, making it an excellent choice for the convergence layer of large enterprise networks or campus networks, the core layer of medium- and small-sized enterprise networks, and the edge layer of MANs.

▪	Layer2 and Layer 3 Intelligent and Resilient Switches. The Layer 2 series offers wire-speed Gigabit Ethernet switching products that provide high capacity with a full range of features. The Layer 3 series represents the next generation of desktop switches, which can help customers implement a gigabit Ethernet core network or aggregation layer with high availability as well as scalability.
Routers
Our routers, in combination with our other networking infrastructure products, provide a means of transporting converged voice and data traffic across an IP wide area network or WAN while preserving the quality of service or QoS required for mission critical applications.
Our H3C segment offers a full portfolio of router products from carrier-class core routers to modular routers to small business access routers designed to scale as these businesses grow. H3C router products are classified as SR, MSR and AR Series Routers. All SR routers are IPv6 ready and include carrier-class availability with redundancy in all key modules. MSR routers are oriented to support multiple-service applications, delivering wire speed and concurrent services of data, voice and video. The AR Series Routers are easy to manage, offer VPN functionality and support multiple security products.
▪	SR series Routers. The SR family consists of core routers ranging from products that support a super-large capacity core router, which can be applied in national backbone networks, provincial backbone networks and other super-large networks (including those serving at the backbone network edge and MAN core), to those working at the core networks of industries and enterprises.

▪	Intelligent Multi-Service Enterprise Core Routers. The MSR Series Routers support multiple services, integrating data, voice and video in one device. MSR adopts an optimized hardware and software structure to guarantee embedded security and significant performance while providing the services such as voice over IP or VoIP, business video and network analysis etc.

▪	Fixed Port Branch Routers. The AR Series Access Routers are fixed-port products for small-sized enterprises and branch offices. They feature enhanced security, superior reliability and advanced QoS services.
Network and Access Management System
H3C offers a comprehensive network management solution designed to offer clients an end-to-end business management tool by providing a complete solution that integrates applications, resources and users. The Intelligent Management Center is a suite of scalable tools for simplifying network and access management on an open technology platform.
Emerging Technology
IP Storage
Our H3C segment is a leading developer of IP storage area network or IP SAN offerings in China. IP SAN is a third generation of technology for storage, and is based on the most advanced architecture and open, standard IP protocol. With the goal of storage virtualization and data management standardization, H3C integrates industry leading data management technology and application service technology on standard IP architecture, delivering a unified IP storage architecture.
IP Video Surveillance
IP video surveillance allows our customers to leverage existing network installations to cost effectively deliver video security features. The features of our switches, routers and network management – such as power over Ethernet to power video devices and network management capabilities controlling access, are leveraged with surveillance equipment to deliver effective video surveillance solutions. Our H3C business unit sells integrated surveillance offerings to targeted vertical customers focused on integrated security solutions.

Security
Firewalls
SecPath Firewalls are new-generation firewalls designed to provide a flexible, high-performance security solution for large and medium-enterprise central sites and service providers.
Services
H3C service offerings cover key aspects of support that customers need to keep their data networking solutions operating effectively, including telephone support, hardware replacement, software updates, dedicated on-site engineers and spare parts. H3C also offers high-end professional services and training to provide complete product plus service solutions for its customers. The portfolio of professional services includes assessment and design, project management, training and certifications, installation, and integration services that are especially important to customers that purchase higher-end switches, routers and IP telephony communications systems.
DATA AND VOICE BUSINESS UNIT (“DVBU”) SEGMENT PRODUCTS AND SERVICES
Our DVBU segment provides scalable, feature-rich, high performance, reliable, and secure standards-based networking solutions for customers on a global basis. Specifically, we believe our products appeal to enterprises and public sector organizations migrating to secure IP-based infrastructures that deliver converged voice and data applications. DVBU leverages our high-quality H3C developed offerings complemented with feature-specific designs oriented at the needs of customers globally. Our DVBU segment also supplements the H3C offerings with products purpose-built for globally targeted customers. DVBU products and services can generally be classified in the following categories:
▪	Networking;

▪	IP Telephony; and

▪	Services.
Networking
Our DVBU segment markets H3C developed and manufactured networking equipment on a global scale. In addition to the offerings described above in our H3C segment products, DVBU carries a custom-developed product set of fixed configuration switches and routers designed to address the specific needs of our targeted verticals. All of our infrastructure platforms are based on open standards, which allows for interoperability as well as the ability to integrate emerging technologies and applications. Products include:
▪	Ethernet Switching. We offer a full range of fixed-configuration and modular Ethernet switches that deliver performance and flexibility to the edge and core IP networks. At the edge, DVBU offerings include enterprise-class offerings such as the Switch 5500 family, Switch 4500 and Switch 4200 families of products, as well as our OfficeConnect® and Baseline series targeted at small and medium businesses. At the core, DVBU offers fully resilient, high-capacity and feature-rich modular switching products. These include our high-density Switch 8800 and our cost-effective Switch 7750 products.

▪	Wireless LAN. We offer wireless networking products and solutions that enable users to stay connected to the network while at their desks or roaming within an enterprise or a large campus environment. The productivity increase associated with this ease of information access in a secure manner is driving many businesses to deploy wireless networks. We offer a complete portfolio of high-performance, standards-based wireless solutions, including 802.11 a/b/g wireless standards, along with wireless security and policy enforcement.

▪	Routers. We offer routing solutions that bring enterprise-class WAN routing features, redundancy and performance to the regional offices of large enterprise customers and to the headquarters of medium-sized businesses. We also offer router products which provide fixed configuration solutions to securely connect small offices and remote offices of large enterprises.

▪	Security. Leveraging the award winning TippingPoint Intrusion Prevention System (IPS), DVBU has a complete line of unified threat management (UTM) products that protect enterprises from the myriad of threats. The X-family of products complements the switching and wireless solutions to provide a fully secured network solution.

▪	Network Management. We offer flexible and comprehensive network management application packages for advanced IT environments. Our network management applications help our customers manage large and small wired and wireless networks with tools for network monitoring, device control and fast problem resolution.
Internet Protocol (IP) Telephony
Voice communications are a mission critical function for businesses of all kinds and sizes around the world. IP is ubiquitous today both within an enterprise and outside of it, providing the ability for software applications and computers to communicate in an efficient manner. We offer a broad portfolio of IP telephony products that work together to deliver business-focused applications, including: next-generation dial tone, IP messaging, IP presence, IP conferencing, IP mobility and IP customer contact center services. Our secure, Session Initiation Protocol (SIP) based platform and applications are designed to meet the performance expectations of today’s business environments: cost effectiveness, increased user productivity and strengthened customer interactions. Our IP telephony products fall within the following categories:
▪	IP Telephony Platforms

▪	Convergence Application Suite

▪	IP Phones
Services
Our DVBU segment provides our channel partners and customers a single point of accountability for service performance and quality. Our global service offerings cover key aspects of support that customers need to keep their data networking and voice solutions operating effectively, including telephone support, hardware replacement, software updates, dedicated on-site engineers and spare parts. We also offer high-end professional services and training to provide complete product plus service solutions for our customers. Our portfolio of professional services includes assessment and design, project management, training and certifications, installation, and integration services that are especially important to our customers that purchase higher-end switches, routers and IP telephony communications systems.
To deliver our services, we employ a team of highly skilled and professional in-house services experts and also partner with select third party service providers. We also offer customers the benefits of virtually integrated services resources. Additionally, we have agreements with local and regional professional services providers to augment our onsite coverage and meet the demand for our services.
TIPPINGPOINT SECURITY DIVISION (“TIPPINGPOINT”) SEGMENT PRODUCTS
Security
We have a comprehensive security portfolio that includes end-to-end solutions for core-to-edge protection. Organizations can choose to implement overlaid or embedded security solutions that are automatic and centrally manageable and which provide adaptive and dynamic protection.
Our security products include the following:
▪	Intrusion Prevention Systems;

▪	Security Services; and

▪	Network Access Control.

Intrusion Prevention Systems
Our TippingPoint™ line of intrusion prevention systems or IPS are hardware-based products designed to analyze incoming data and prevent viruses and malicious traffic from entering the network. The TippingPoint IPS utilizes high-speed network processors that can operate at multi-Gigabit speeds. Our hardware platform is complemented by a robust security-oriented operating system and suite of vulnerability filters that can be dynamically updated. Our TippingPoint IPS offers bandwidth management, peer-to-peer protection, and default “Recommended Settings” to accurately block malicious traffic automatically upon installation without tuning.
The TippingPoint IPS provides application protection, performance protection and infrastructure protection through total packet inspection, which means that our system reviews all data processed through it for viruses and other malicious traffic. Application protection capabilities provide fast, accurate, reliable protection from internal and external cyber attacks. Through its infrastructure protection capabilities, the TippingPoint IPS protects IP telephony infrastructure, routers, switches, and other critical infrastructure from targeted attacks and traffic anomalies. Our performance protection capabilities enable customers to throttle non-mission critical applications that hijack valuable bandwidth and IT resources, thereby aligning network resources and business-critical application performance.
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
Security Services
We provide a real-time update service, called the Digital Vaccine® service, which automatically and rapidly delivers vulnerability filters against the latest threats. To facilitate the creation of Digital Vaccine filters, our Threat Management Center monitors and collects security intelligence from customers and security agencies around the world. Based on this intelligence, we perform investigations of new software vulnerabilities and create antidotes that are delivered directly to our products. Additionally we offer installation, training and high-touch maintenance programs for our IPS equipment. Maintenance programs are offered as a bundled solution with our Digital Vaccine updates.
Network Access Control
We offer Network Access Control (NAC) features which enable enterprises to enforce device and user policies to ensure endpoint compliance, through our TippingPoint NAC Enforcer offering. NAC enables enterprises to verify the identity of users before allowing them to access different levels of the network. We are developing additional products for NAC functionality as well as investigating the integration of this technology into other network offerings.
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
Our principal competitors include Alcatel Lucent, Avaya Inc., Cisco Systems, Inc., D-Link Systems, Inc., Enterasys Networks, Inc., Extreme Networks, Inc., F5 Networks, Inc., Foundry Networks, Inc., Hewlett-Packard Company, Juniper Networks, Inc., Mitel Networks Corporation, NETGEAR, Inc., and Nortel Networks Corporation. In addition, H3C also competes with key regional competitors such as Allied Telsis, Inc. (formerly Allied Telesyn), Buffalo Inc., Digital China, Hitachi, Huawei, and ZTE Corporation. TippingPoint’s principal competitors are Cisco Systems, Inc., Internet Security Systems, Inc. (acquired by IBM), McAfee, Inc., and Sourcefire, Inc. Many of our competitors are larger than us and possess greater financial resources.
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
RESEARCH AND DEVELOPMENT
Our research and development approach is to focus on activities that deliver differentiated products and solutions and drive reductions in product costs. Our current areas of focus include security, convergence of applications over IP, advanced switching, routing solutions and other advanced technologies. For activities such as mature technologies or widely available product design components, we work with contract developers and third parties. We believe this two-part approach increases our ability to bring products to market in a timely and cost effective manner and ensures that we focus on those products that matter most to our customers and clearly differentiate the products.
Our DVBU segment relies on H3C’s engineering talent for new product development of enterprise switches and routers and on certain third party developers for small and medium size networking offerings. Our DVBU segment develops its voice offerings. Our TippingPoint segment develops the TippingPoint Intrusion Prevention Systems and Digital Vaccine security products and services. H3C develops its H3C core product portfolio.
Our research and development expenditures were $206.7 million in fiscal 2008, $215.6 million in fiscal 2007, and $101.9 million in fiscal 2006.
SIGNIFICANT CUSTOMERS AND PRODUCTS
For information regarding customer and product concentration for each of the last three fiscal years, see Note 19 to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
FINANCIAL INFORMATION ABOUT SEGMENT, FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES
Segment financial data are set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, and in Note 19 of the Notes to the Company’s Consolidated Financial Statements, which appears in Item 8 of this Annual Report on Form 10-K for the fiscal year ended May 31, 2008. A significant portion of our revenues are derived from overseas operations. The profitability of our segments is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies, particularly the Chinese Renminbi. See the Geographic Information portion of Note 20 for further information relating to sales and long-lived assets by geographic area and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We market our products in all significant global markets, primarily through subsidiaries, sales offices, sales representatives, and relationships with OEMs and distributors with local presence. Outside the U.S., we have several research and development groups, with the two most significant being in China and the U.K. We also use contract developers in India. We maintain sales offices in 31 countries outside the U.S.
BACKLOG
Our backlog as of May 30, 2008, the last day of our 2008 fiscal year, was approximately $71.0 million (including $56.0 million of H3C backlog as of March 31, 2008), compared with backlog of approximately $65.7 million (including $54.8 million of H3C backlog as of March 31, 2007) as of June 1, 2007, the last day of our 2007 fiscal year. We include in our backlog purchase orders for which a delivery schedule has been specified for product shipment within one year. Generally, orders are placed by our customers on an as-needed basis and may be canceled or rescheduled by the customers without significant penalty to the customer. Accordingly, backlog as of any particular date is not necessarily indicative of our future sales.
SEASONALITY
Our H3C segment’s calendar first quarter generally experiences some seasonal effect on sales, due to the Chinese New Year which typically falls during that quarter. Our DVBU and TippingPoint segments revenues and earnings have not been impacted by seasonality to any significant degree.
MANUFACTURING AND COMPONENTS
For the DVBU and TippingPoint segments we outsource the majority of our manufacturing and our supply chain management operations to contract manufacturers and original design manufacturer suppliers, with our H3C segment handling the remainder of these functions. This is part of our strategy to maintain global manufacturing capabilities and to reduce our costs. This subcontracting includes activities such as material procurement, assembly, test, shipment to our customers and repairs. We believe this approach enables us to reduce fixed costs and to quickly respond to changes in market demand. We have contract manufacturing arrangements with several companies, of which Jabil Circuits and Accton Technology Corp. were the two most significant during fiscal 2008 and fiscal 2007. Based on current and forecasted demand, our contract manufacturers are expected to have an adequate supply of components required for the production of our products.
We determine the components that are incorporated in our products and design the supply chain solution. Our suppliers manufacture based on rolling forecasts. Each of the suppliers procures components necessary to assemble the products in our forecast and test the products according to our specifications. Products are then shipped directly to our logistics provider. We generally do not own the components and our customers take title to our products upon shipment from the logistics provider or, in certain jurisdictions, upon payment. In certain circumstances, we may be liable to our suppliers for carrying costs and obsolete material charges for excess components purchased based on our forecasts.
For the H3C segment, a significant portion of self-designed products are also manufactured by contract manufacturers, mainly Flextronics, System Integration Electronics and Flash Electronics. However, H3C does retain an in-house manufacturing capability and capacity for pilot run, low volume production, as well as special projects, and this capability includes a state-of-the-art SMT (surface mount technology) line, backend assembly and test lines and distribution facilities. H3C typically takes title to the product directly from the contract manufacturer, builds an inventory position for forecasted sales and ships to the customer’s designated delivery hub.
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
We rely on U.S. and foreign patents, copyrights, trademarks, and trade secrets to establish and maintain proprietary rights in our technology and products. We have an active program to file applications for and obtain patents in the U.S. and in selected foreign countries where potential markets for our products exist. Our general policy has been to seek to patent those patentable inventions that we expect to incorporate in our products or that we expect will be valuable otherwise. As of May 30, 2008, our DVBU segment had 1,425 issued U.S. patents (including 1,393 utility patents and 32 design patents) and 403 foreign issued patents. As of May 30, 2008, our TippingPoint segment had 7 issued U.S. patents (all of which are utility patents). Numerous patent applications that relate to our research and development activities are currently pending in the U.S. and other countries. We also have patent cross license agreements with other companies. As of March 31, 2008, the H3C portfolio includes 180 issued Chinese patents, over 1,050 pending Chinese applications, and 35 pending foreign applications. During fiscal 2008, we continued our patent licensing program, through which we identify potential sources of licensing revenue, including investigation of situations in which we believe that other companies may be improperly using our patented technology.
Our DVBU segment has 37 registered trademarks in the U.S. and has a total of 524 registered trademarks in 77 foreign jurisdictions. Our TippingPoint segment has 9 registered trademarks in the U.S. and has a total of 25 registered trademarks in 9 foreign jurisdictions. H3C has 10 registered trademarks in China and has a total of 58 registered trademarks in 14 foreign jurisdictions. Numerous applications for registration of domestic and foreign trademarks are currently pending for our DVBU, TippingPoint and H3C segments.
EMPLOYEES

Total
Sales and marketing	1,826
Customer service and supply chain operations	983
Research and development	2,772
General and administrative	522

Total	6,103

The H3C segment has 4,684 employees, the DVBU segment has 920 employees, the TippingPoint segment has 287 employees and the Corporate segment has 212 employees.
Our employees are not represented by a labor organization and we consider our employee relations to be satisfactory. The DVBU, TippingPoint, and Corporate segments employee data is as of May 30, 2008 and the H3C segment employee data is as of March 31, 2008, the date of the H3C balance sheet we consolidated into our 2008 fiscal year end balance sheet.
Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of certain restructuring actions affecting DVBU employee headcount.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table lists the names, ages and positions held by all executive officers of 3Com as of July 25, 2008. There are no family relationships between any director (or nominee) or executive officer and any other director (or nominee) or executive officer of 3Com.

Name	Age	Position
Robert Y. L. Mao	64	Chief Executive Officer
Ronald A. Sege	51	President and Chief Operating Officer
Jay Zager	58	Executive Vice President, Chief Financial Officer
Neal D. Goldman	57	Executive Vice President, Chief Administrative and Legal Officer and Secretary
Dr. Shusheng Zheng	41	Executive Vice President, Chief Operating Officer, H3C
In addition, the foregoing individuals serve on the Boards of Directors of various subsidiaries of 3Com.
Robert Y. L. Mao has been our Chief Executive Officer since April 2008 and a member of our Board of Directors since March 2007. Prior to his appointment as Chief Executive Officer, Mr. Mao was most recently our Executive Vice President, Corporate Development from August 2006 to March 2007. Mr. Mao has over 30 years of experience in the telecommunications and IT industries. Before joining 3Com, Mr. Mao was President and Chief Executive Officer of Greater China for Nortel Networks from September 1997 to May 2006 and Regional President of Greater China for Alcatel from September 1995 to September 1997. Nortel and Alcatel are global suppliers of communication equipment serving both service provider and enterprise customers. At these positions, Mr. Mao managed operations in the People’s Republic of China, Taiwan, Hong Kong and Macao. Mr. Mao also held senior managerial and technical positions at Alcatel and ITT in Asia and the U.S. Mr. Mao holds a Master’s degree from Cornell University in Material Science and Metallurgical Engineering and earned a Master’s in Management from MIT. Mr. Mao is the past Vice Chairman of the Board of Governors of the Pacific Telecommunication Council (from 2003 to 2005). Mr. Mao serves on the Board of Hurray! Holding Co., Ltd., a wireless value-added services provider.
Ronald A. Sege has been our President and Chief Operating Officer and a member of our Board of Directors since April 2008. Mr. Sege most recently served as President and Chief Executive Officer of Tropos Networks, Inc. a provider of wireless broadband networks, from 2004 to 2008. He is currently a member of Tropos’ Board of Advisors. Prior to Tropos, Mr. Sege was President and Chief Executive Officer of Ellacoya Networks, Inc. a provider of broadband service optimization solutions based on deep packet inspection technology, from 2001 to 2004. Prior to Ellacoya, Mr. Sege was Executive Vice President of Lycos, Inc., an internet search engine, from 1998 to 2001. Prior to Lycos, Mr. Sege spent nine years at 3Com Corporation, from 1989 to 1998, serving in a variety of senior management roles including Executive Vice President, Global Systems Business Unit. Mr. Sege holds an MBA from Harvard University and a BA from Pomona College.
Jay Zager has been our Executive Vice President, Chief Financial Officer since June 2007. Immediately prior to joining 3Com, Mr. Zager was an executive at Gerber Scientific, Inc., a leading international supplier of sophisticated automated manufacturing systems for sign making and specialty graphics, apparel and flexible materials, and ophthalmic lens processing. Mr. Zager joined Gerber in February 2005 as Senior Vice President and Chief Financial Officer and was appointed Executive Vice President and Chief Financial Officer in April 2006, a position he held until he left the company in June 2007. As a member of the senior management team of Gerber, he was responsible for financial reporting, accounting, treasury operations, business planning, corporate development, investor relations, tax/pension administration and information technology. Prior to joining Gerber, Mr. Zager was Senior Vice President and Chief Financial Officer of Helix Technology Corp., a semiconductor equipment manufacturer, from February 2002 to February 2005. Earlier, from 2000 to 2001, he was Executive Vice President and Chief Financial Officer of Inrange Technologies Corp., a storage networking company. Before Inrange, he was with the Compaq/Digital Equipment organization for 14 years, holding a number of senior financial and business management positions including Vice President, Business Development and Vice President, Chief Financial Officer of Worldwide Engineering & Research. Mr. Zager received a Master’s degree in Finance and Strategic Planning from the Sloan School of Management, Massachusetts Institute of Technology and a Bachelor of Science degree in Operations Research from the Massachusetts Institute of Technology.

Neal D. Goldman has been 3Com’s Executive Vice President, Chief Administrative and Legal Officer and Secretary since March 2007, and he served as our Senior Vice President, Management Services, General Counsel and Secretary from September 2003 until March 2007. Prior to joining 3Com, Mr. Goldman worked for Polaroid Corporation from August 1997 to September 2003. From March 2003 to September 2003, he was Executive Vice President, Business Development and Chief Legal Officer of Polaroid and prior to that Mr. Goldman served as Executive Vice President, Chief Administrative and Legal Officer from July 2001 to June 2002. From August 1997 to July 2001, Mr. Goldman held a number of senior management and executive positions at Polaroid, including Senior Vice President, General Counsel and Secretary and Deputy General Counsel. Before joining Polaroid, Mr. Goldman served as Vice President, General Counsel and Secretary at Nets, Inc. from March 1996 to June 1997. Before joining Nets, Inc., Mr. Goldman held a number of positions with Lotus Development Corporation, including Vice President and General Counsel from November 1995 to February 1996 and Deputy General Counsel and Assistant Secretary from April 1990 to November 1995.
Dr. Shusheng Zheng has served as our Executive Vice President since May 2008 and as the Chief Operating Officer of our China-based H3C subsidiary since its inception in the fall of 2003. Previously, Dr. Zheng worked at Huawei Technologies, a leading telecommunications equipment provider based in China, from 1993 to 2003. At Huawei, Dr. Zheng held several senior management positions, including manager in the research and development department, Director of Manufacturing and Customer Service, Head of Sales and Marketing for the datacom business, and President of the switching business unit. Dr. Zheng holds a PhD in Telecommunication Science from Zhejiang University in China.
ITEM 1A. RISK FACTORS
Risk factors may affect our future business and results.  The matters discussed below could cause our future results to materially differ from past results or those described in forward-looking statements and could have a material adverse effect on our business, financial condition, results of operations and stock price.

Risks Related to Historical Losses, Financial Condition and Substantial Indebtedness
We have incurred significant net losses in recent fiscal periods, including $228.8 million for the fiscal year ended May 30, 2008, and we may not be able to return to profitability.
We cannot provide assurance that we will return to profitability. While we continue to take steps designed to improve our results of operations, we have incurred significant net losses in recent periods. We face a number of challenges that have affected our operating results during the current and past several fiscal years. Specifically, we have experienced, and may continue to experience, the following:
•	declining sales due to price competition and reduced incoming order rate;

•	operating expenses that, as a percentage of sales, have exceeded our desired financial model;

•	significant senior leadership and other management changes;

•	disruptions and expenses resulting from our workforce reductions and employee attrition; and

•	interest expense resulting from our senior secured loan.
If we do not increase our sales, we may need to further reduce costs in order to achieve profitability. As we have implemented significant cost reduction programs over the last several years, it may be difficult to make significant further cost reductions without in turn impacting our sales. Restructuring activity could also make it more difficult for us to address all of our legal and regulatory obligations in an effective manner, which could lead to penalties. In addition, we may choose to reinvest some or all of our realized cost savings in future growth opportunities or in our H3C integration efforts. Any of these events or occurrences will likely cause our expense levels to continue to be at levels above our desired model.
If we cannot overcome these challenges, reduce our expenses and/or increase our revenue, we may not become profitable (and if we become profitable, to sustain such profitability).

Our substantial debt could adversely affect our financial condition; and the related debt service obligations may adversely affect our cash flow and ability to invest in and grow our businesses.
We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. As of May 30, 2008, our total debt balance was $301 million, of which $48 million is due within one year and was classified as a current liability. In addition, despite current debt levels, the terms of our indebtedness allow us or our subsidiaries to incur more debt, subject to certain limitations.
While our senior secured loan is outstanding, we will have annual debt obligations of between approximately $48 million and $137 million. The interest rate on this loan is floating based on the LIBOR rate; accordingly, if the LIBOR rate is increased, these amounts could be higher. The maturity date on this loan is September 28, 2012. We intend to fulfill our debt service obligations primarily from cash generated by our H3C segment operations, if any, and, to the extent necessary, from its existing cash and investments. Because we anticipate that a substantial portion of the cash generated by our operations will be used to service this loan during its term, such funds will not be available to use in future operations, or investing in our businesses. Further, a significant portion of the excess cash flow generated by our H3C segment, if any, must be used annually to prepay principal on the loan. The foregoing may adversely impact our ability to expand our businesses or make other investments. In addition, if we are unable to generate sufficient cash to meet these obligations and must instead use our existing cash or investments, we may have to reduce, curtail or terminate other activities of our businesses.
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
Covenants in the agreements governing our senior secured loan materially restrict our H3C operations, including H3C’s ability to incur debt, pay dividends, make certain investments and payments, make acquisitions of other businesses and encumber or dispose of assets. These negative covenants restrict our flexibility in operating our H3C business. In addition, in the event our H3C segment’s financial results do not meet our plans, the failure to comply with the financial covenants contained in the loan agreements could lead to a default. Our lenders may attempt to call defaults for violations of financial covenants (or other items, even if the underlying financial performance of H3C is satisfactory) in an effort to extract waiver or consent fees from us or to force a refinancing. A default and acceleration under one debt instrument or other contract may also trigger cross-acceleration under other debt instruments or other agreements, if any. An event of default, if not cured or waived, could have a material adverse effect on us because the lenders will be able to accelerate all outstanding amounts under the loan or foreclose on the collateral (which consists primarily of the assets of our H3C segment and could involve the lenders taking control over our H3C segment). Any of these actions would likely result in a material adverse effect on our business and financial condition.

Risks Related to H3C Segment and Dependence Thereon
We are significantly dependent on our H3C segment; if H3C is not successful we will likely experience a material adverse impact to our business, business prospects and operating results.
For the fiscal year ended May 30, 2008, H3C accounted for approximately 60 percent of our consolidated revenue and approximately 65 percent of our consolidated gross profit. In addition to China-related risks discussed elsewhere in this filing, H3C is subject to specific risks relating to its ability to:
•	maintain a leading position in the networking equipment market in China;

•	build profitable operations in other emerging markets throughout the world, but particularly in the Asia Pacific region;

•	offer new and innovative products and services to attract and retain a larger customer base;

•	increase awareness of the H3C brand and continue to develop customer loyalty;

•	respond to rapidly changing competitive market conditions;

•	respond to changes in the regulatory environment;

•	manage risks associated with intellectual property rights, particularly in China;

•	maintain effective control of costs and expenses; and

•	attract, retain and motivate qualified personnel.
H3C has been growing and profitable since inception, and maintains a leading position in many market categories in China. It has experienced growth in recent periods in part due to the growth in China’s technology industry, which may not be representative of future growth or be sustainable. Companies that have leading positions may find it more challenging to grow in their markets. We cannot therefore assure you that H3C’s historical financial information is indicative of its future operating results or future financial performance, or that its profitability will be sustained.
H3C faces competition from domestic Chinese industry participants, and as a foreign-owned business, may not be as successful in selling to Chinese customers, particularly those in the public sector, to the extent that such customers favor Chinese-owned competitors.
Given the significance of H3C to our financial results, if H3C is not successful, our business will likely be adversely affected.
We are dependent to a large extent on sales in China, and may face difficulty growing our China business in the future due to our existing leading market share in China and the economic, political and social risks inherent in that country.
Our sales are significantly dependent on China, with approximately 47 percent of our consolidated revenues attributable to sales in China for the fiscal year ended May 30, 2008. We expect that a significant portion of our sales will continue to be derived from China for the foreseeable future. As a result, our business, financial condition and results of operations are to a significant degree subject to economic, political, legal and social developments and other events in China and surrounding areas. In addition, because we already have a significant percentage of the market share in China for enterprise networking products (and together with Cisco represent a substantial portion of that market), our opportunities to grow market share in China are more limited than in the past. We discuss risks related to the PRC in further detail below.
We are dependent on Huawei Technologies (“Huawei”) in several material respects, including as an important customer; we expect Huawei to reduce its business with H3C, which could materially adversely affect our business results.
H3C derives a material portion of its sales from Huawei, which formerly held a significant investment in H3C. In the three months ended May 30, 2008, which includes results from H3C’s March 31, 2008 quarter, Huawei accounted for approximately 26 percent of the revenue for our H3C segment and approximately 15 percent of our consolidated revenue. In the twelve months ended May 30, 2008, Huawei accounted for approximately 29 percent of the revenue for our H3C segment and approximately 17 percent of our consolidated revenue. Huawei’s percentage of H3C’s revenues has been trending downward from 41 percent, during the three months ended November 30, 2006, to the current level, and we expect this downward trend to continue. We further expect that Huawei will in the future reduce its business with H3C and, accordingly, that its purchases in absolute dollars will decrease. Huawei does not have any minimum purchase requirements under our existing OEM agreement, which expires in November 2008. While we are seeking a renewal of that agreement, we may not be able to renew it. In sum, we risk the possibility that Huawei sources products from another vendor or internally develops these products. We need to develop additional channels within China and in other regions, including channels to the carrier market, and we believe in any case that increasing our DVBU segment’s sales of H3C products is highly important to H3C’s global growth opportunities. If we fail in these efforts, our business will suffer. Further, we have and expect to continue to incur costs relating to transition matters with respect to support that Huawei previously provided for H3C when it was a shareholder. In addition, our China headquarters in Hangzhou, PRC is owned by Huawei and leased to us under a lease agreement that expires in January 2009; if we cannot renew this lease on terms favorable to us or find alternate facilities, we may suffer disruption in our H3C business. If any of the above risks occur, it will likely have an adverse impact on H3C’s sales and business performance.
We must execute on a global strategy to leverage the benefits of our H3C acquisition, including integration activities to operate more effectively as “one” company; if we are not successful in these efforts, our business will suffer.
Our acquisition of H3C presents unique challenges that we must address. We must successfully execute on managing our operating segments, and, to the extent we so choose, integrating these businesses, in order to fully benefit from this acquisition. As a joint venture owned by two separate companies until March 2007, H3C historically operated in many ways independently from 3Com and Huawei. H3C’s business is largely based in the PRC and therefore significant cultural, language, business process and other differences exist between our other segments and H3C. In order to more closely manage and integrate our legacy 3Com and H3C businesses, we expect to incur significant transition costs, including management retention costs and other related items. There may also be business disruption as management and other personnel focus on global management activities and integration matters.
In order to realize the full benefits of this acquisition, we will need to manage our operating segments and employ strategies to leverage H3C. These efforts will require significant time and attention of management and other key employees at 3Com and H3C. Depending on the decisions we make on various strategic alternatives available to us, we may develop new or adjusted global design and development initiatives, go-to-market strategies, branding tactics, unified back office, supply chain and IT systems, streamlined engineering efforts or other strategies that take advantage and leverage H3C’s and our other segments’ respective strengths. The terms of our existing H3C senior secured indebtedness may make these efforts more difficult to the extent they limit or prohibit our ability to fully integrate H3C. If we do not execute on a global strategy that enables us to leverage the benefits of this acquisition, our business will be substantially harmed.
If we cannot continue to increase our DVBU segment’s sales of H3C products outside of China, we will likely find it increasingly difficult to grow our overall business.
We believe that increasing our DVBU segment’s sales of H3C products is highly important to 3Com’s global growth opportunities and ultimately to our consolidated growth. If we fail in these efforts, our business will suffer.
Risk Related to Personnel
Our success is dependent on continuing to hire and retain qualified managers and other personnel, including at our H3C segment, and reducing senior management turnover in our other segments; if we are not successful in attracting and retaining these personnel, our business will suffer.
Competition for qualified employees is intense. If we fail to attract, hire, or retain qualified personnel, our business will be harmed. We have experienced significant turnover in our senior management team in the last several years and we may continue to experience change at this level. If we cannot retain qualified senior managers and provide stability in the senior management team to enable them to work together for an extended period of time, our business may not succeed.
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
In addition, due to our recent merger transaction with affiliates of Bain Capital Partners, LLC that did not close, and the recent decline in our stock price, we believe it will be substantially more difficult to retain key employees and we will likely need to take significant actions to retain these individuals over time. If we are not successful in these retention efforts, our business will likely suffer.

Risks Related to Competition
Intense competition in the market for networking solutions could prevent us from maintaining or increasing revenue and achieving profitability.
The market for networking solutions is intensely competitive. In particular, Cisco maintains a dominant position in this market and several of its products compete directly with our products. Cisco’s substantial resources and market dominance have enabled it to reduce prices on its products within a short period of time following the introduction of these products, which typically causes its competitors to reduce prices and, therefore, the margins and the overall profitability of its competitors. Purchasers of networking solutions may choose Cisco’s products because of its broader product line and strong reputation in the networking market. In addition, Cisco may have developed, or could in the future develop, new technologies that directly compete with our products or render our products obsolete. We cannot provide assurance that we will be able to compete successfully against Cisco, currently the leading provider in the networking market.
We also compete with several other significant companies in the networking industry. Some of our current and potential competitors have greater market leverage, longer operating histories, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases. Additionally, we may face competition from unknown companies and emerging technologies that may offer new networking solutions. Furthermore, a number of these competitors may merge or form strategic relationships that would enable them to apply greater resources and sales coverage than we can, and to offer, or bring to market earlier, products that are superior to ours in terms of features, quality, pricing or a combination of these and other factors.
In order to remain competitive, we must, among other things, invest significant resources in developing new products with superior performance at lower prices than our competitors, enhance our current products and maintain customer satisfaction. In addition, we must make certain our sales and marketing capabilities allow us to compete effectively against our competitors. If we fail to do so, our products may not compete favorably with those of our competitors and our revenue and profitability could suffer.
Our competition with Huawei in the enterprise networking market could have a material adverse effect on our sales and our results of operations; and after a contractual non-compete period expires, Huawei can increase its level of competition, which would likely materially and adversely affect our business.
As Huawei expands its international operations, there could be increasing instances where we compete directly with Huawei in the enterprise networking market. As an OEM customer of H3C, Huawei has had, and continues to have, access to H3C’s products for resale. This access enhances Huawei’s current ability to compete directly with us. We could lose a competitive advantage in markets where we compete with Huawei, which in turn could have a material adverse effect on our sales and overall results of operations. In addition, Huawei’s obligation not to offer or sell enterprise class, and small-to-medium size business (or SMB), routers and switches that are competitive with H3C’s products continues until September 29, 2008. After that date, we are subject to the risk of increased competition from Huawei, which could materially harm our results of operations. More specifically, after the non-compete period expires, Huawei may offer and sell its own enterprise or SMB routers and switches, or resell products that it sources from our competitors. Huawei is not prohibited from developing (but is prohibited from offering or selling) competing products during the non-compete period. Huawei is also not prohibited from currently selling products in ancillary areas—such as security, voice over internet protocol and storage products—that are also sold today by H3C. We compete in those ancillary product areas today. If Huawei chooses to increase its competition with us, or if we do not compete favorably with Huawei, it is likely that our H3C business results, particularly in the Asia Pacific region and specifically in China, will be materially and negatively affected.
Huawei’s incentive not to compete with H3C or us, and its incentive to assist H3C, is more likely to diminish now that Huawei does not own any interest in H3C and our merger transaction with affiliates of Bain Capital Partners, LLC (in which Huawei would have participated as a minority investor) was not consummated. In addition, Huawei maintains a strong presence within China and the Asia Pacific region and has significant resources with which to compete within the networking industry, including the assets of Harbour Networks, a China-based competitor of H3C that possesses enterprise networking products and technology. In sum, we risk the possibility that Huawei sources products from another vendor or internally develops these products. We cannot predict whether Huawei will compete with us. If competition from Huawei increases, our business will likely suffer.

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
We have announced alliances with third parties. In the future, we expect to evaluate other possible strategic relationships, including joint ventures and other types of alliances, and we may increase our reliance on such strategic relationships to broaden our sales channels, complement internal development of new technologies and enhancement of existing products, and exploit perceived market opportunities. For example, we intend to seek additional channel partners for the Chinese carrier market.
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
We continue to look for ways to decrease cost and improve efficiency by contracting with other companies to perform functions or operations that, in the past, we have performed ourselves. We have outsourced the majority of our manufacturing and logistics for our non-H3C products. We now rely on outside vendors to meet the majority of our manufacturing needs as well as a significant portion of our IT needs for the non-H3C segments. Additionally, we outsource certain functions for technical support and product return services. If we do not provide our customers with a high quality of service, we risk losing customers and/or increasing our support costs.

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
Risks Related to Operations and Distribution Channels
A significant portion of our sales is derived from a small number of distributors. If any of these partners reduces its business with us, our business could be adversely affected.
We distribute many of our products through two-tier distribution channels that include distributors, systems integrators and value added resellers, or VARs. A significant portion of our sales is concentrated among a few distributors; our two largest distributors accounted for a combined 17 percent of our consolidated revenue for the twelve months ended May 30, 2008. If either of these distributors reduces its business with us, our sales and overall results of operations could be adversely affected.
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
In the future, we may pursue acquisitions of companies to enhance our existing capabilities. There can be no assurances that acquisitions we might consummate will be successful. If we pursue an acquisition but are not successful in completing it, or if we complete an acquisition but are not successful in integrating the acquired company’s technology, employees, products or operations successfully, our business, financial position or results of operations could be adversely affected.
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
Due to our dependence on China, if China were to experience a broad and prolonged economic slowdown, our results of operations would suffer. The Chinese government has from time-to-time implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.
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
Effective January 1, 2008, the PRC has enacted a new tax law, which introduces a new corporate income tax rate of 25 percent. Companies which benefited from preferential tax rates and rulings under the previous tax law can continue to enjoy those concessions, subject to transitional rules. Our H3C subsidiary in China was entitled to tax concessions which began in 2004 and exempted it from the PRC income tax for its initial two years and entitle it to a 50 percent reduction in income tax in the following three years. Calendar 2008 will be the final year of that 50 percent reduction. The new tax law provides for a reduced tax rate of 15 percent for companies which qualify as “new and high technology” enterprises. Based on the draft regulations, we believe that our H3C subsidiary in China will qualify for this reduced rate. If H3C is not entitled to “new and high technology” enterprise treatment under this new law (due to the publication of new regulations or the interpretation of existing law or regulation or otherwise), if other tax benefits currently enjoyed by H3C are withdrawn or reduced, or if new taxes are introduced which have not applied to H3C before, there would likely be a resulting increase to H3C’s statutory tax rates in the PRC. Increases to tax rates in the PRC, where our H3C segment is profitable, could adversely affect our results of operations and cash flow. If we do not qualify for the reduced rate, the statutory income tax rate in China will be 9% for 2008, 20% for 2009, 22% for 2010, 24% for 2011, and 25% thereafter.
H3C is subject to restrictions on paying dividends and making other payments to us.
Chinese regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with Chinese accounting standards and regulations. H3C does business primarily through a Chinese entity that is required to set aside a portion of its after-tax profits — currently 10 percent — according to Chinese accounting standards and regulations to fund certain reserves. The Chinese government also imposes controls on the conversion of Renminbi into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. These restrictions may in the future limit our ability to receive dividends or repatriate funds from H3C. In addition, the credit agreement governing our senior secured loan also imposes significant restrictions on H3C’s ability to dividend or make other payments to our other segments. Finally, the new PRC tax law, effective January 1, 2008, imposes a withholding tax on certain payments by entities resident in PRC to entities outside of the PRC (including Hong Kong). Regulations have now been issued which confirm that this withholding tax will apply to dividends and other distributions made by our H3C subsidiary in China. Consequently, all distributions of earnings realized from 2008 onwards from H3C’s PRC subsidiaries to our H3C subsidiary in Hong Kong will be subject to this withholding tax at a rate of 5%. H3C’s main PRC subsidiary generates the cash used to pay principal and interest on our H3C loan (through dividend flows from the PRC to Hong Kong and then to the Cayman Islands). Accordingly, we will in the future be required to earn proportionately higher profits in the PRC to service principal and interest on our loan, or be forced to fund any deficiencies from cash in our other segments (which do not currently have positive cash flow from operations).
We are subject to risks relating to currency rate fluctuations and exchange controls and we do not hedge this risk in China.
Approximately 47 percent of our sales and a portion of our costs are denominated in Renminbi, the Chinese currency. At the same time, our senior secured bank loan — which we intend to service and repay primarily through cash flow from H3C’s PRC operations — is denominated in US dollars. In July 2005, China uncoupled the Renminbi from the U.S. dollar and let it float in a narrow band against a basket of foreign currencies. The Renminbi could appreciate or depreciate relative to the U.S. dollar. Any movement of the Renminbi may materially and adversely affect our cash flows, revenues, operating results and financial position, and may make it more difficult for us to service our U.S. dollar-denominated senior secured bank loan. More specifically, if the Renminbi appreciates in value as compared with the U.S. dollar, our reported revenues will derive a beneficial increase due to currency translation; and if the Renminbi depreciates, our revenues will suffer due to such depreciation. This currency translation impacts our expenses as well, but to a lesser degree.
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
Many of our competitors, such as telecommunications, networking, and computer equipment manufacturers, have large intellectual property portfolios, including patents that may cover technologies that are relevant to our business. In addition, many smaller companies, universities, and individual inventors have obtained or applied for patents in areas of technology that may relate to our business. The industries in which we operate continue to be aggressive in assertion, licensing, and litigation of patents and other intellectual property rights.

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
OSN, our open source strategy, subjects us to additional intellectual property risks, such as less control over development of certain technology that forms a part of this strategy and a higher likelihood of litigation.
Our Open Services Networking, or OSN, strategy uses open source software, or OSS, licenses. The underlying source code for OSS is generally made available to the general public with either relaxed or no intellectual property restrictions. This allows users to create user-generated software content through either incremental individual effort, or collaboration. The use of OSS means that for such software we do not exercise control over many aspects of the development of the open source technology. For example, the vast majority of programmers developing OSS used by us are neither our employees nor contractors. Therefore, we cannot predict whether further developments and enhancements to OSS selected by us would be available. Furthermore, rival OSS applications often compete for market share. Should our choice of application fail to compete favorably, its OSS development may wane or stop. In addition, OSS has few technological barriers to entry by new competitors and it may be relatively easy for new competitors, who may have greater resources than us, to enter our markets and compete with us. Also, because OSS is often compiled from multiple components developed by numerous independent parties and usually comes “as is” and without indemnification, OSS is more vulnerable to third party intellectual property infringement claims. Finally, some of the more prominent OSS licenses, such as the GNU General Public License, are the subject of litigation. It is possible that a court could hold such licenses to be unenforceable or someone could assert a claim for proprietary rights in a program developed and distributed under them. Any ruling by a court that these licenses are not enforceable or that open source components of our product offerings may not be liberally copied, modified or distributed may have the effect of preventing us from selling or developing all or a portion of our products. If any of the foregoing occurred, it could cause a material adverse impact on our business.
Risks Related to the Trading Market
Fluctuations in our operating results and other factors may contribute to volatility in the market price of our stock.
Historically, our stock price has experienced volatility. We expect that our stock price may continue to experience volatility in the future due to a variety of potential factors such as:
•	fluctuations in our quarterly results of operations and cash flow;

•	changes in our cash and equivalents and short term investment balances;

•	our ability to execute on our strategic plan, including, without limitation, any integration activities we choose to undertake;

•	variations between our actual financial results and published analysts’ expectations; and

•	announcements by our competitors or significant customers.
For example, we experienced a decrease in our stock price around the same time that our proposed acquisition to be acquired by an entity controlled by affiliates of Bain Capital Partners, or Newco, was terminated. More specifically, on March 20, 2008, an affiliate of Bain Capital Partners, LLC sent a letter to us purporting to terminate our merger agreement dated September 28, 2007, or the Merger Agreement. We terminated the Merger Agreement, by letters dated April 25, 2008 and April 29, 2008, as a result of Newco’s failure to consummate the merger in accordance with the Merger Agreement. As previously disclosed, we intend to seek payment of the $66 million termination fee from Newco under the Merger Agreement payable under certain circumstances. We cannot assure you that we will be able to collect all or any portion of the termination fee, or that our efforts will not result in adverse consequences to us.

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
We may be required to record additional significant charges to earnings if our goodwill or intangible assets become impaired, and the recent decline in our stock price heightens this risk.
Under accounting principles generally accepted in the United States, we review our amortizable intangible assets and goodwill for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. The carrying value of our goodwill or amortizable assets may not be recoverable due to factors such as a decline in stock price and market capitalization, reduced estimates of future cash flows and slower growth rates in our industry or in any of our business units. Estimates of future cash flows are based on an updated long-term financial outlook of our operations. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates. For example, if one of our business units does not meet its near-term and longer-term forecasts, the goodwill assigned to the business unit could be impaired. Similarly, a significant decline in our stock price and/or market capitalization may result in goodwill impairment for one or more business units. We may be required to record a charge to earnings in our financial statements during a period in which an impairment of our goodwill or amortizable intangible assets is determined to exist, which may negatively impact our results of operations. In light of the recent decline in our stock price, the impairment risk described above is heightened. For example, in the three-month period ended May 30, 2008, we took a charge of $158.0 million relating to impairment of the goodwill of our TippingPoint segment.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease properties in the United States and a number of foreign countries. For information regarding property, plant and equipment by geographic region for each of the last two fiscal years, see Note 20 to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
The following table summarizes our significant leased real estate properties as of May 30, 2008:

Location	Sq. Ft.	Owned/Leased	Primary Use
United States—Boston Area	175,000	Leased	Corporate headquarters; DVBU office, research and development, and customer service.
United States—Austin Area	87,000	Leased	TippingPoint’s main office, research and development, and customer service.
Europe—U.K.	39,000	Leased	Corporate and DVBU offices; DVBU research and development, and customer service.
China—Hangzhou	1,682,000	Leased	H3C office, research and development, manufacturing, sales, and training. Lease expires January 2009 (under negotiation for renewal).
China—Beijing	508,412	Leased	H3C research and development, training, sales and customer service.
As part of our initiatives to maximize our efficiency, we are consolidating our operations wherever feasible and are actively engaged in efforts to dispose of excess facilities. As of May 30, 2008, we lease and sublease to third-party tenants approximately 2,850 square feet in one of our North America leased locations under a sub-lease that expires in 2010.
We believe that our facilities are adequate for our present needs in all material respects.

ITEM 3. LEGAL PROCEEDINGS
The material set forth in Note 22 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K is incorporated herein by reference.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	On March 21, 2008, the Company held a Special Meeting of Stockholders to vote on (1) a proposal to adopt the Agreement and Plan of Merger (the “Merger Agreement”), dated as of September 28, 2007, by and among the Company, Diamond II Holdings, Inc. and Diamond II Acquisition Corp. and (2) a proposal to adjourn or postpone the special meeting, if necessary or appropriate, to solicit additional proxies if there are insufficient votes at the time of the special meeting to adopt the Merger Agreement.

(b)	There were 402,388,726 shares eligible to vote as of the record date. A quorum was present. Both proposals were approved. The following are the voting results of the proposals:

Proposal	For	Against	Abstain
Adoption of Merger Agreement	281,553,408	7,536,916	4,206,408
Adjournment or postponement, if necessary	273,101,179	19,775,283	420,271
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on The NASDAQ Global Select Market under the symbol COMS and has been traded on NASDAQ since our initial public offering on March 21, 1984. The following table sets forth the high and low sale prices as reported on NASDAQ during the last two fiscal years. As of July 18, 2008, we had approximately 4,459 stockholders of record. We have not paid, and do not anticipate that we will pay, cash dividends on our common stock.

Fiscal 2008	High	Low	Fiscal 2007	High	Low
First Quarter	$4.81	$3.24	First Quarter	$5.31	$3.95
Second Quarter	5.11	3.22	Second Quarter	5.24	3.95
Third Quarter	4.60	2.76	Third Quarter	4.24	3.73
Fourth Quarter	3.41	1.76	Fourth Quarter	4.79	3.60
The following table summarizes repurchases of our stock, including shares returned to satisfy tax withholding obligations, in the quarter ended May 30, 2008:

	Total Number		Average
	of Shares		Price Paid
Period	Purchased		per Share
March 1, 2008 through March 28, 2008	239,235	(1)	$2.48
March 29, 2008 through April 25, 2008	50,743	(1)	2.46
April 26, 2008 through May 30, 2008	59,248	(1)	2.37

Total	349,226		$2.46

(1)	Represents shares surrendered to us to satisfy tax withholding obligations that arose upon the vesting of restricted stock awards.

COMPARISON OF STOCKHOLDER RETURN
Set forth on the next page is a line graph comparing the cumulative total return of our common stock with the cumulative total return of the Standard & Poor’s 500 Stock Index, our New Peer Group (1) and our Old Peer Group (1) for the period commencing on May 30, 2003 and ending on May 30, 2008 (fiscal year end)(2)(3). We historically have constructed our peer group based on comparable market offerings, revenue composition and size. In re-evaluating our peer group this year, we removed one peer that is no longer publicly-traded. We also added five new peers; in light of the evolving nature of our business, we believe these additions to the peer group provide a more meaningful comparison in terms of competition in several of our important product offerings. This information shall not be deemed to be “filed” with the Securities and Exchange Commission and shall not be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless we specifically incorporate it by reference.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN *
Among 3Com Corporation, The S&P 500 Index,
A New Peer Group And An Old Peer Group

*	$ 100 invested on 5/30/03 in stock or index-including reinvestment of dividends.

Index calculated on month-end basis.

Copyright © 2008, Standard & Poor’s. a division of The McGraw-Hill Companies, Inc. All rights reserved.

wwwresearchdatagroup.com/S&P.htm

	5/30/03	5/28/04	6/3/05	6/2/06	6/1/07	5/30/08

3Com Corporation	100.00	131.77	72.10	96.95	95.52	51.32
S&P 500	100.00	118.33	128.07	139.14	170.85	159.41
New Peer Group	100.00	128.34	117.83	137.10	182.20	171.17
Old Peer Group	100.00	135.18	119.23	125.25	165.16	163.31

(1)	Our New Peer Group consists of Alcatel Lucent, Cisco Systems Inc., D-Link Corporation, Extreme Networks, Inc., Foundry Networks, Inc., Hewlett-Packard Company, McAfee, Inc., Netgear Inc., Nortel Networks Limited and Sourcefire, Inc. Our Old Peer Group consists of Cisco Systems, Inc., Extreme Networks, Inc., Foundry Networks, Inc., McAfee, Inc. and Netgear Inc. Avaya, Inc was acquired and has therefore been removed from the Peer Groups.

(2)	Assumes that $100.00 was invested on May 30, 2003 in our common stock and each index, and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

(3)	3Com uses a 52-53 week fiscal year ending on the Friday nearest to May 31.
ITEM 6. SELECTED FINANCIAL DATA
The data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Our fiscal year ends on the Friday closest to May 31. Fiscal 2008 consists of the 52 weeks ended May 30, 2008. Fiscal year 2007 consists of the 52 weeks ended June 1, 2007. Fiscal 2006 consisted of 52 weeks and ended on June 3, 2006. Fiscal year 2005 consisted of 53 weeks and ended on June 2, 2005. Fiscal year 2004 consisted of 52 weeks ended on June 3, 2004. For convenience, the consolidated financial statements have been shown as ending on the last day of the calendar month. The following balance sheet data and statements of operations data for each of the five years ended May 31, 2008 were derived from our audited consolidated financial statements. Consolidated balance sheets as of May 31, 2008 and 2007 and the related consolidated statements of operations and cash flows for each of the three years in the period ended May 31, 2008 and notes thereto appear elsewhere in this Annual Report on Form 10-K.
During our fiscal 2006 we acquired a majority ownership of our then H3C joint-venture. Effective with the acquisition we began consolidating H3C’s results on a 2 month lag as H3C follows a calendar year end. We reflected a minority interest on the balance sheet and in the statement of operations for Huawei’s remaining interest. On March 29, 2007 we acquired Huawei’s remaining interest and therefore the minority interest was eliminated and no minority interest in our subsidiaries assets exists as of May 30, 2008.
Our acquisition of TippingPoint on January 31, 2005 was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are included in the consolidated balance sheet as of May 31, 2005. The operating results of TippingPoint are included in the consolidated financial statements since the date of acquisition. Accordingly, fiscal 2006 and beyond contain full years of TippingPoint’s results compared to five months of results in fiscal 2005.

	Fiscal Year May 31,
(In thousands, except per share amounts)	2008	2007	2006	2005	2004
Sales	$1,294,879	$1,267,481	$794,807	$651,244	$698,884
Net loss	(228,841)	(88,589)	(100,675)	(195,686)	(349,263)
Loss from continuing operations	(228,841)	(88,589)	(100,675)	(195,686)	(346,863)
Loss per share from continuing operations Basic and diluted	$(0.57)	$(0.22)	$(0.26)	$(0.51)	$(0.91)

	Balances as of May 31,
(In thousands)	2008	2007	2006	2005	2004
Cash, equivalents and short-term investments	$503,644	$559,217	$864,347	$844,104	$1,383,356
Total assets	1,775,130	2,151,092	1,861,361	1,592,967	1,820,818
Working capital (1)	305,444	257,614	778,064	667,949	1,213,108
Deferred taxes and long-term obligations	22,367	23,725	13,788	8,484	15,135
Long term debt	253,000	336,000	—	—	—
Retained deficit	(1,405,247)	(1,176,406)	(1,087,512)	(967,952)	(755,244)
Stockholders’ equity	995,302	1,151,299	1,202,362	1,274,923	1,499,114

(1)	Working capital is defined as total current assets less total current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We design and market our offerings to enterprises that vary in size from small business to large multi-national entities. These organizations range across a number of vertical industries, including education, finance, government, healthcare, insurance, manufacturing and real estate. We offer our customers solutions for mission-critical network environments on an open platform design.
We believe that open platform technology offers our customers a more versatile solution for an environment of increasing use of applications over network infrastructures. We further believe it offers a more cost-effective solution as it works in multi-vendor environments on a non-proprietary basis. Our open platform technology is designed into our switch and router products as well as the applications which interface with our offerings to directly deliver applications over networking capability. We believe that our customers benefit from the flexibility to interface best-in-class applications with our products and we therefore actively develop partnerships to deliver this value.
We focus on delivering superior networking solutions that offer cost a cost advantage to our customers to own and operate. Our products are designed to provide superior value through capability design as well as other cost conscious features such as lower power requirements, and inter-operability in multi-vendor networks.
We believe that our global presence, brand identity, strong development organization and intellectual property portfolio provide a solid foundation for achieving our objectives.
Our products are sold on a worldwide basis through a combination of value added partners and direct sales representatives. We also work with service providers to deliver managed networking solutions for enterprise customers.
Headquartered in Marlborough, Massachusetts, we have worldwide operations, including sales, marketing, research and development, and customer service and support capabilities.
Our products and services can generally be classified in the following categories:
▪	Networking;

▪	Security;

▪	Voice;

▪	Services; and

▪	Legacy Connectivity Products.

We have undergone significant changes in recent years, including:
▪	Significant changes to our executive leadership;

▪	the formation and subsequent 100 percent acquisition of our China-based H3C subsidiary;

▪	financing a portion of the purchase price for our acquisition of H3C by entering into a $430 million senior secured credit agreement ;

▪	acquiring TippingPoint Technologies, Inc;

▪	restructuring activities, which included outsourcing of information technology, all manufacturing activity in our DVBU segment, significant headcount reductions in other functions, and selling excess facilities;

▪	the termination of the proposed acquisition of the Company by affiliates of Bain Capital Partners; and

▪	changing our reporting segments to align with the way we manage our business.
We believe an overview of some of these significant recent events is helpful to gain a clearer understanding of our operating results.
Significant Events
H3C
On November 17, 2003, we formed H3C, formerly known as the Huawei-3Com joint venture, with a subsidiary of Huawei Technologies, Ltd. (Huawei). H3C is domiciled in Hong Kong, and has its principal operating center in Hangzhou, China. Two years after formation of H3C, we entered into an agreement to purchase an additional two percent ownership interest in H3C from Huawei for an aggregate purchase price of $28.0 million. The acquisition occurred on January 27, 2006 at which time we owned a majority interest in the joint venture and, therefore, consolidated H3C’s financial statements (beginning February 1, 2006). On March 29, 2007, 3Com paid $882 million to purchase Huawei’s remaining interest in H3C. We financed a portion of the purchase price for the acquisition of Huawei’s 49 percent ownership in H3C through a $430 million senior secured credit agreement with several lenders. As such, H3C was a wholly owned subsidiary for 2008 as compared to the previous year when we owned 51 percent and Huawei had a minority ownership.
New Products
We have introduced multiple new products targeted at the small, medium and large enterprise markets, including modular and multi-service switches and routers; converged IP solutions such as voice, video and surveillance; security; and unified switching solutions. We have also announced our Open Services Networking, or OSN, strategy which provides customers with options to integrate best-of-breed application solutions directly into their networks.
Business Environment and Future Trends
Networking industry analysts and participants differ widely in their assessments concerning the prospects for near-term industry growth, especially in light of the current weakness in many of the major global economies. Industry factors and trends also present significant challenges in the medium-term with respect to our goals for sales growth, profitability and the generation of increased cash flow from operations. Such factors and trends include:
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
We believe that long-term success in this environment requires us to be a global technology leader, increase our revenue and take market share from competitors. We believe that our differentiated product portfolio which offers end-to-end IP solutions based on open standards offers a compelling value proposition for customers. Our intention is to leverage our global footprint to more effectively sell these products.

We hope to achieve our goal of revenue growth by executing on three region-centric growth strategies as follows:
•	China - In China, we have been successful in direct-touch sales to enterprise customers and selling our offerings to the carrier market through our Huawei OEM relationship. With the end of our joint-venture with Huawei we expect declining sales to Huawei, although we anticipate they will remain a strategic partner for sales into the carrier market. To maintain our market-leadership position in China we intend to increase our focus on direct-touch sales as well as pursue other channels into the carrier market. We believe that growing market share in China will be more challenging than in the past given that we already have a significant enterprise networking market share in China.

•	Emerging markets outside of China - We expect to target growth opportunities outside of China in other developing markets. We believe that our successful penetration of the Chinese market has positioned us to grow sales in developing markets generally.

•	Developed global markets - Our ability to achieve our goal of sales growth in developed markets depends to a substantial degree on our ability to take market share from our competitors. Our strategy in developed markets centers around leveraging targeted selling and marketing investments into the small (and increasingly the medium) business segment of the enterprise networking market. These sales efforts are currently expected to focus on our open source, open architecture platforms, and our comprehensive portfolio of differentiated networking offerings.
Finally, we believe that our success is dependent on our ability to increase our overall margins and cash generation. We believe that by accelerating the integration of our worldwide operations we can achieve further operational efficiencies which will allow us to support our continued investment in sales and marketing. We may require certain targeted investments in the integration of our business infrastructure designed to drive more profitable near and long-term growth.
For our TippingPoint business we plan to focus on growing its top line and improving operational efficiency and segment profitability. In addition, our current goal is to maximize TippingPoint’s value and continue it on its path to greater operational autonomy.
Termination of Proposed Acquisition of the Company
On September 28, 2007, we announced an agreement to be acquired by an entity controlled by affiliates of Bain Capital Partners, or Newco. On March 20, 2008, an affiliate of Bain Capital Partners, LLC sent a letter to us purporting to terminate our merger agreement dated September 28, 2007, or the Merger Agreement. We terminated the Merger Agreement, by letters dated April 25, 2008 and April 29, 2008, as a result of Newco’s failure to consummate the merger in accordance with the Merger Agreement. As previously disclosed, we intend to seek payment of the $66 million termination fee from Newco under the Merger Agreement payable under certain circumstances, although we cannot assure you that we will be able to collect all or any portion of the termination fee.
Segment Reporting
Based on the information provided to our chief operating decision-maker (CODM) for purposes of making decisions about allocating resources and assessing performance, we review the operations of the business by looking at four reporting segments. In prior fiscal years we reported two segments, SCN and H3C. In fiscal 2008, we have realigned our internal reporting and, as a result, we have changed our segment reporting to be in line with the way we are now internally managing our business. This change breaks-out the SCN segment into the Data and Voice business unit (“DVBU”), our TippingPoint security division (“TippingPoint”) and corporate expenses (“Corporate”).
BASIS OF PRESENTATION
Our fiscal year ends on the Friday closest to May 31. Fiscal 2008 consisted of 52 weeks and ended on May 30, 2008. Fiscal year 2007, consisted of 52 weeks ended on June 1, 2007, and fiscal year 2006 consisted of 52 weeks and ended on June 2, 2006. For convenience, the consolidated financial statements have been shown as ending on the last day of the calendar month.

During fiscal 2006 we purchased an additional two percent ownership interest in H3C, giving us a 51 percent ownership interest. We determined it was then appropriate to consolidate H3C’s financial statements. From that time until we became a 100 percent owner, as discussed below, we also recorded Huawei’s proportionate share of the income of H3C as a minority interest in the income of consolidated joint venture. Prior to the additional 2 percent acquisition we accounted for our investment in H3C by the equity method. Under this method, we recorded our proportionate share of H3C’s net income or loss based on the most recently available quarterly financial statements of H3C under the caption “Equity interest in income of unconsolidated joint venture” in our consolidated financial statements.
Both joint venture partners subsequently had the right to offer to buy the other’s remaining ownership in H3C. Our 3Com Technologies subsidiary completed the purchase of Huawei’s remaining interest in H3C for $882 million in March 2007. Huawei-3Com Co., Limited is now known as H3C Technologies Co., Limited, or H3C.
On May 25, 2007, our subsidiary H3C Holdings Limited (“Borrower”) entered into an amended and restated credit agreement with various lenders, including Goldman Sachs Credit Partners L.P., as Mandated Lead Arranger, Bookrunner, Administrative Agent and Syndication Agent, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent (the “Credit Agreement”). Under the original credit agreement, the Borrower borrowed $430 million in the form of a senior secured term loan to finance a portion of the purchase price for 3Com’s acquisition of 49 percent of H3C discussed above.
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
For arrangements that involve multiple elements that are not considered software arrangements, such as sales of hardware products that include maintenance or installation services, revenue is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element have been met. We use the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and objective evidence of the fair value of all the undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of fair value of one or more undelivered elements does not exist, revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.
We assess collectability based on a number of factors, including general economic and market conditions, past transaction history with the customer, and the creditworthiness of the customer. If we determine that collection of the fee is not reasonably assured, then we defer the fee and recognize revenue upon receipt of payment. We do not typically request collateral from our customers. In the H3C segment, certain customers pay accounts receivable with notes receivable from Chinese banks with maturities less than six months. These are also referred to as “bankers’ acceptances”.
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

For sales of products that contain software that is marketed separately, we apply the provisions of AICPA Statement of Position 97-2, “Software Revenue Recognition,” as amended. We generally sell our software products with maintenance services, which includes the rights to updates and enhancements, and, in some cases, also with consulting services. For these undelivered elements, we determine vendor-specific objective evidence (VSOE) of fair value to be the price charged when the undelivered element is sold separately. We determine VSOE for maintenance sold in connection with product based on the amount that will be separately charged for the maintenance renewal period. We determine VSOE for consulting services by reference to the amount charged for similar engagements when a software license sale is not involved.
We recognize revenue from software licenses sold together with maintenance and/or consulting services upon shipment using the residual method, provided that the above criteria have been met. Under the residual method, revenue associated with undelivered elements is deferred based on VSOE, and any remaining amounts are considered related to the delivered elements and recognized providing all other revenue recognition criteria are met. If VSOE of fair value for the undelivered elements cannot be established, we defer all revenue from the arrangement until the earlier of the point at which such sufficient VSOE does exist or all elements of the arrangement have been delivered.
We recognize maintenance revenue ratably over the term of the applicable agreement. Sales of services, including professional services, system integration, project management, and training, are recognized upon delivery of the service.
Royalty revenue is generally recognized when any performance by 3Com is complete and payment has been received.
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
Goodwill and intangible assets: Carrying values of goodwill and other intangible assets with indefinite lives are reviewed for possible impairment in accordance with the applicable accounting literature. We test our goodwill for impairment annually during our third fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. We review the value of our intangible assets in accordance with the applicable accounting literature for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. In the fourth quarter of fiscal 2008 we conducted an additional impairment test of our goodwill and intangible assets due to the decline of our stock price which resulted in a $158.0 million impairment charge to our TippingPoint goodwill as discussed in Note 9. As of May 31, 2008, we had $609.3 million of goodwill and $278.4 million of net intangible assets remaining on our balance sheet, which we currently believe to be realizable based on the estimated fair value of these assets. We estimate the fair value of goodwill using third-party valuation reports and the fair value of our intangible assets using estimated future cash flows of the associated products and technology. It is possible that the estimates and assumptions used in assessing the carrying value of these assets, such as future sales and expense levels, may need to be re-evaluated in the case of continued market deterioration, which could result in further impairment of these assets.

Equity securities and other investments: We account for non-marketable equity securities and other investments at historical cost or, if we have the ability to exert significant influence over the investee, by the equity method. Investments accounted for by the equity method include investments in limited partnership venture capital funds and, prior to the acquisition of majority ownership on January 27, 2006, the investment in H3C. In accounting for these investments by the equity method, we record our proportionate share of the fund’s net income or loss, or H3C’s net income or loss, based on the most recently available quarterly financial statements. Since H3C has adopted a calendar year basis of reporting, we reported our equity in H3C’s net income or loss based on H3C’s most recent quarterly financial statements, two months in arrears. For the year ended May 31, 2006 we accounted for H3C under the equity method for ten months of the year. At May 31, 2008 we no longer held any equity securities.
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
The risk-free interest rate used in the Black-Scholes option pricing model is determined by looking at historical U.S. Treasury zero-coupon bond issues with terms corresponding to the expected terms of the equity awards. In addition, an expected dividend yield of zero is used in the option valuation model, because we do not expect to pay any cash dividends in the foreseeable future. Lastly, in accordance with SFAS No. 123(R), we are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. In order to determine an estimated pre-vesting option forfeiture rate, we analyzed historical forfeiture data, which yielded a current forfeiture rate of 27 percent as of the end of the current fiscal year. We believe this historical forfeiture rate to be reflective of our anticipated rate on a go-forward basis. An estimated forfeiture rate has been applied to all unvested options and restricted stock outstanding as of June 1, 2006 and to all options and restricted stock granted since June 1, 2006. Therefore, stock-based compensation expense is recorded only for those options and restricted stock that are expected to vest.
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

Income taxes: We are subject to income tax in a number of jurisdictions. A certain degree of estimation is required in recording the assets and liabilities related to income taxes, and it is reasonably possible those such assets may not be recovered and that such liabilities may not be paid or that payments in excess of amounts initially estimated and accrued may be required. We assess the likelihood that our deferred tax assets will be recovered from our future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. We consider historical taxable income, estimates of future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Based on various factors, including our recent losses, retained deficit, operating performance in fiscal 2008, and estimates of future profitability, we have concluded that future taxable income will, more likely than not, be insufficient to recover most of net deferred tax assets as of May 31, 2008. Accordingly, we have established an appropriate valuation allowance to offset such deferred tax assets.
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), that clarifies the accounting and recognition for income tax positions taken or expected to be taken in our tax returns. FIN 48 provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 on June 2, 2007, which resulted in no adjustment to the opening balance of retained earnings. As of May 31, 2008 the Company had unrecognized tax benefits of $18.2 million including interest, if recognized, all of which would affect our effective tax rate.
We recognize tax liabilities for uncertain items in accordance with FIN 48 and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities.
We recognize interest and penalties relating to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. As of May 30, 2008, the amount of interest included in unrecognized tax benefits was $2.5 million, representing an increase of $0.4 million from the date of adoption. There were no penalties accrued in all periods presented.
We have net operating loss carryforwards related to the following income tax jurisdictions and expiration periods: U.S. federal loss carryforwards of approximately $2.6 billion expiring between fiscal years 2009 and 2028, substantially all of which expire between fiscal years 2021 and 2028; various state loss carryforwards of approximately $1.2 billion expiring between 2009 and 2028; and various foreign loss carryforwards of $2.9 million expiring between 2014 and 2018, and $319.0 million with an unlimited carryforward period.
RESULTS OF OPERATIONS
YEARS ENDED MAY 31, 2008, 2007, AND 2006
In prior fiscal years we reported two segments, SCN and H3C. In fiscal 2008, we have realigned our internal reporting and, as a result, we have changed our segment reporting, to four reporting segments, to be in line with the way we are now internally managing our business. This change breaks-out the SCN segment into the Data and Voice business unit (“DVBU”), our TippingPoint security division (“TippingPoint”) and corporate expenses (“Corporate”). We do not use any allocation methods to distribute these corporate expenses to our operating business units.

The following table sets forth, for the fiscal years indicated, the percentage of total sales represented by the line items reflected in our consolidated statements of operations.

	2008	2007	2006
Sales	100.0%	100.0%	100.0%
Cost of sales	49.5	54.4	58.7

Gross profit margin	50.5	45.6	41.3

Operating expenses:
Sales and marketing	24.4	25.2	34.6
Research and development	15.9	17.0	12.8
General and administrative	10.0	7.4	9.1
Amortization	8.0	3.4	2.6
Goodwill impairment	12.2	—	—
In-process research and development	—	2.8	0.1
Restructuring charges	0.3	0.3	1.8

Total operating expenses	70.8	56.1	61.0

Operating loss	(20.3)	(10.5)	(19.7)
Gain on investments, net	0.0	0.1	0.5
Interest (expense) income, net	(1.0)	3.2	3.6
Other income, net	3.4	3.1	1.0

Loss from operations before income taxes, equity interest in income of unconsolidated joint venture and minority interest in income of consolidated joint venture	(17.9)	(4.1)	(14.6)
Income tax benefit (provision)	0.2	(0.8)	1.9
Equity interest in income of unconsolidated joint venture	—	—	1.4
Minority interest in income of consolidated joint venture	—	(2.1)	(1.4)

Net loss	(17.7)%	(7.0)%	(12.7)%

Comparison of fiscal 2008 and 2007
During the year ended May 30, 2008 we continued to experience increased performance in our H3C and TippingPoint segments offset by declines in our DVBU segment and we continued to reduce operating expenses in our DVBU business segment, offset in part by investment in DVBU services.
Sales
The following table shows our sales from products categories in absolute dollars and as a percentage of total sales for fiscal 2008 and fiscal 2007 (in millions):

	Fiscal Year
	2008		2007
Networking	$1,058.5	81.7%	$1,028.1	81.1%
Security	133.4	10.3	120.1	9.5
Voice	60.7	4.7	68.0	5.4
Services	39.6	3.1	35.9	2.8
Legacy connectivity products	2.7	0.2	15.4	1.2

Total	$1,294.9		$1,267.5

Networking revenue includes sales of our Layer 2 and Layer 3 stackable 10/100/1000 managed switching lines, our modular switching lines, routers, IP storage and our small to medium-sized enterprise market products. Sales of our networking products in fiscal 2008 increased $30.4 million, or 3 percent, from fiscal 2007. The increase in sales was primarily driven by expansion in our global sales of H3C-developed products, an appreciation on the Renminbi related to our sales in China, partially offset by reduced sales to Huawei and slower than expected sales in our North America region.

Security revenue includes our TippingPoint™ products and services, as well as other security products, such as our embedded firewall, or EFW and virtual private network, or VPN, products. Sales of our security products in fiscal 2008 increased $13.3 million, or 11 percent, from fiscal 2007. The increase is primarily attributable to increased sales of our TippingPoint products in our North America region due to certain significant customers wins and slightly increased sales on a global basis.
Voice revenue includes our VCX™ and NBX® voice-over-internet protocol, or VoIP, product lines, as well as voice gateway offerings. Sales of our VoIP telephony products in fiscal 2008 decreased $7.3 million, or 11 percent, from fiscal 2007 due primarily to decreased sales in North America.
Services revenue includes professional services and maintenance contracts, excluding TippingPoint maintenance which is included in security revenue. Services revenue in fiscal 2008 increased $3.7 million, or 10 percent, from fiscal 2007. The increase was driven primarily by increased service sales tied to growth in networking.
Legacy connectivity products revenue includes our legacy network interface card, personal computer card, and mini-peripheral component interconnect offerings. At the end of fiscal 2008 sales of these products are negligible with continued revenue only expected to be from royalty arrangements.
Sales by geographic region are as follows (in millions):

	Fiscal Year
	2008		2007
China	$609.5	47.1%	$587.1	46.3%
Europe, Middle East, and Africa	292.4	22.6	272.8	21.5
North America	202.2	15.6	233.7	18.4
Asia Pacific excluding China	106.8	8.2	103.5	8.2
Latin and South America	84.0	6.5	70.4	5.6

Total	$1,294.9		$1,267.5

Sales information by geography to the extent available is reported based on the customer’s designated delivery point, except in the case of H3C’s OEM sales which are based on the hub locations of H3C’s OEM partners.
Sales in our China region in fiscal 2008 increased $22.4 million, or 4 percent, from fiscal 2007. This increase is primarily due to the appreciation of the Renminbi as well as increased direct touch China sales, partially offset by decreased sales to Huawei.
Sales in our Europe, Middle East, and Africa region in fiscal 2008 increased $19.6 million, or 7 percent, from fiscal 2007. This increase is primarily attributable to increased effectiveness of market penetration in this region, especially in networking and security products.
Sales in our North America region in fiscal 2008 decreased $31.5 million, or 13 percent, from fiscal 2007. This decrease is primarily due to weakness in sales of our voice solutions and an economic slowdown as well as perceived apprehension in the market related to the now-terminated proposed acquisition of the Company by affiliates of Bain Capital, partially offset by increased sales of our TippingPoint products in our North America region due to demand for security solutions including several large customer wins.
Sales in our Asia Pacific region excluding China in fiscal 2008 increased $3.3 million, or 3 percent, from fiscal 2007. This increase is primarily attributable to increased effectiveness of market penetration in this region, especially in networking products.
Sales in our Latin and South America region in fiscal 2008 increased $13.6 million, or 19 percent, from fiscal 2007. This increase is primarily attributable to increased effectiveness of market penetration in this region, especially in networking products.

Gross Margin
Gross margin by segment is as follows:

	Fiscal Year
	2008	2007
H3C	55.1%	47.2%
DVBU	31.3	32.9
TippingPoint	67.4	66.9
Intercompany eliminations and other	10.2	8.0

Gross Margin	50.5%	45.6%

Gross margin in our H3C segment improved 7.9 points to 55.1 percent in fiscal 2008 from 47.2 percent in fiscal 2007. The improvement in gross profit margin is driven by favorable product mix, improved pricing of products and reduced costs of products.
Gross margin in our DVBU segment decreased 1.6 points to 31.3 percent in fiscal 2008 from 32.9 percent in the previous fiscal year. The decline is primarily explained by costs associated with our change from an outsourced service provider to a hybrid of outsourced and in-house performance of services to our customers and increased inter-company pricing, offset in part by product cost reductions.
Gross margin in our TippingPoint segment improved 0.5 points to 67.4 percent in fiscal 2008 from 66.9 percent in the previous fiscal year. This increase is primarily due to more favorable product mix of sales in the current fiscal year, offset in part by certain cost increases.
Gross margin related to intercompany eliminations and other increased 2.2 points to 10.2 percent in fiscal 2008 from 8.0 percent in the previous fiscal year. This category contains our intercompany eliminations and other items, which includes mainly the amortization of the purchase accounting step-up in inventory from our acquisition of the remaining 49 percent of H3C. The effect of the purchase accounting amortization was included in the first six months of our fiscal 2008, but was not present in the last six months or any of the prior-year periods presented.
Operating Expenses
Operating expenses in fiscal 2008 were $917.9 million, compared to $711.0 million in fiscal 2007, a net increase of $206.9 million, or 29 percent. The increase primarily relates to a $158.0 million goodwill impairment charge recorded in the fourth quarter of fiscal 2008 as well as increased amortization costs of $61.1 million due to a full year of amortization expense in current fiscal period as opposed to one day of amortization expense related to the 49 percent purchase of H3C in the prior fiscal year and to a lesser extent costs related to the now-terminated proposed acquisition of the Company by affiliates of Bain Capital of $10.6 million, a law firm success fee of $9.0 million related to the jury verdict in our Realtek litigation (a dispute which we resolved favorably through an agreement with Realtek to provide it with nonexclusive licenses in exchange for $70 million of license fees expected to be paid in the first quarter), a $4.9 million charge related to expenses incurred in connection with TippingPoint’s then-proposed IPO, and $5.1 million of increased FAS123R expenses. These expenses were partially offset by the absence of a change-in-control portion of H3C’s EARP bonus program, which contributed compensation expenses of $51.5 million in the year ended May 31, 2007 as well as in-process research and development expenses of $35.8 million in the year ended May 31, 2007.
As a percent of sales, total operating expenses in fiscal 2008 were 70.8 percent, compared to 56.1 percent in fiscal 2007. In aggregate, sales and marketing, research and development, and general and administrative expenses were 50.3 percent of sales in fiscal 2008, compared to 49.6 percent in fiscal 2007, an increase of $22.6 million in fiscal 2008 compared to fiscal 2007. We believe that to a significant degree, these expenses are controllable and discretionary over time, but they are not directly variable with sales levels within a particular period. The most significant component of the increase of $22.6 million was the incurrence of deal related costs of $10.6 million related to the now terminated proposed acquisition of the Company, a law firm success fee of $9.0 million related to the jury verdict in our Realtek litigation, increased FAS 123R expenses of $5.1 million, TippingPoint IPO related costs of $4.9 million and increased spending in all areas partially offset by the absence of change-in-control portion of H3C’s EARP bonus program, which contributed compensation expenses of $51.5 million in the year ended May 31, 2007.

A more detailed discussion of the factors affecting each major component of total operating expenses is provided below.
Sales and Marketing. Sales and marketing expenses in fiscal 2008 decreased $3.7 million compared to fiscal 2007. This decrease was due primarily to a $7.0 million decrease in H3C sales and marketing expenses partially offset by increased sales and marketing expenses in DVBU and TippingPoint. The $7.0 million decrease in H3C primarily relates to the absence of the change-in-control portion of H3C’s EARP bonus program of $17.7 million in the prior fiscal period partially offset by investments in the H3C direct touch sales force.
Research and Development. Research and development expenses in fiscal 2008 decreased $9.0 million compared to fiscal 2007. This decrease was due primarily to decreased spending in DVBU and TippingPoint partially offset by increased spending in our H3C segment. The decrease in the DVBU segment of $10.2 million primarily relates to integration of research and development activities formerly handled by DVBU into our H3C segment. The increase of $4.3 million in our H3C segment was due to these activities and increased investment in research and development, offset in part by the absence of the change-in-control portion of H3C’s EARP bonus program of $27.2 million in the prior fiscal period . The TippingPoint segment decreased $3.0 million from the prior fiscal year due to constricted spending.
General and Administrative. General and administrative expenses in fiscal 2008 increased $35.2 million from fiscal 2007. This increase is primarily due to the incurrence of deal related costs of $10.6 million related to the now terminated proposed acquisition of the Company, a law firm success fee of $9.0 million related to the jury verdict in our Realtek litigation (a dispute which we resolved favorably through an agreement with Realtek to provide it with nonexclusive licenses in exchange for $70 million of license fees expected to be paid in the first quarter), a $4.9 million charge related to TippingPoint IPO related costs, and $5.0 million of increased FAS123R expenses partially offset by the absence of the change-in-control portion of H3C’s EARP bonus program of $6.6 million in the year ended May 31, 2007.
Amortization. Amortization was $103.7 million in fiscal 2008 and $42.5 million in fiscal 2007, an increase of $61.2 million. Amortization increased due primarily to the inclusion of H3C amortization expenses for the entire fiscal year ended May 31, 2008. The fiscal 2007 amortization expense related to the March 29, 2007 purchase of 49 percent of H3C in 2007 was through March 31, 2007 as we record H3C results on a two month lag.
In-process research and development. In fiscal 2007 $34.0 million of the total purchase price of our acquisition of Huawei’s remaining minority interest in H3C was allocated to in-process research and development and was expensed in the fourth quarter of fiscal 2007. Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and which have no alternative future use. At the time of acquisition, H3C had multiple in-process research and development efforts under way for certain current and future product lines. We had no in-process research and development charges in fiscal 2008.
Restructuring Charges. Restructuring charges were $4.5 million in fiscal 2008 and $3.5 million in fiscal 2007. Restructuring charges in fiscal 2008 and 2007 were the result of reductions in workforce and continued efforts to consolidate and dispose of excess facilities. Further actions may be taken if our business activity declines or additional cost reduction efforts are necessary.
Gain on Investments, Net
During fiscal 2008, net gains of investments of $0.5 million were due primarily to gains from the Company’s remaining investment portfolio of equity securities that were sold in the first quarter. During fiscal 2007, net gains on investments were $1.1 million, primarily reflecting gains from sales of certain equity securities.
Interest (Expense) Income and Other Income, Net
Interest (expense) income and other income, net, was $31.3 million in fiscal 2008, a decrease of $47.9 million compared to $79.2 million in fiscal 2007. The primary reason for the decrease was net interest expense in fiscal 2008 of $13.1 million compared to interest income of $40.9 million in fiscal 2007. The net change in interest expense relates to the interest expense from the $430 million of debt incurred in the fourth quarter of fiscal 2007, as well as decreased interest income from our reduced cash balance in the current fiscal year. Partially offsetting the increase in interest expense was an increase of $13.9 million of other income from H3C for an operating subsidy program by the Chinese VAT authorities in the form of a partial refund of VAT taxes collected by H3C from purchasers of software products.

Income Tax Benefit (Provision)
We had an income tax benefit of $2.9 million in fiscal 2008 compared to an income tax provision of $10.2 million in fiscal 2007. The income tax benefit for fiscal 2008 was primarily the result of the recognition of previously unrecognized tax benefits of $13.2 million as a result of the effective settlement of certain foreign examinations. This benefit was partially offset by the revaluation in the third quarter of our deferred assets and liabilities relating to our H3C subsidiary in China. The net effect of these revaluations was an increase in our tax provision for fiscal 2008 of $6.1 million. Under the new PRC tax law, effective January 1, 2008, companies which qualify as “new and high technology” companies will pay corporate income tax at a reduced rate of 15%. Based on the draft regulations, we believe that our H3C subsidiary in China will qualify for this reduced rate. However, the final regulations and the detailed application process have not yet been announced. Even though we expect our long-term income tax rate in China to be 15%, accounting rules require us to revalue our deferred tax balances to the enacted statutory rates until such time as we qualify for the reduced rate. This is discussed further in “Risk Factors” above. The balance of the net benefit for the year was the result of providing for taxes in certain foreign jurisdictions. Notwithstanding the issue discussed above, our H3C subsidiary in China is currently entitled to tax concessions which began in 2004 and exempted it from the PRC income tax for its initial two years and entitle it to a 50 percent reduction in income tax in the following three years. 2008 will be the final year of those tax concessions. Consequently, until such time as we receive approval for the reduced long-term rate of 15 percent, we currently expect the H3C statutory rate in China to be 9 percent for the calendar year 2008, and, on the expectation that we qualify for the reduced rate, 15 percent thereafter. If we do not qualify for the reduced rate, the statutory income tax rate in China will be 20% for 2009, 22% for 2010, 24% for 2011, and 25% thereafter.
The income tax provision for fiscal 2007 was the result of providing for taxes in certain state and foreign jurisdictions.
Minority Interest in Income of Consolidated Joint Venture
In fiscal 2007, we recorded a charge of $26.2 million related to the acquisition of the 49 percent interest in H3C held by Huawei prior to our purchase. In fiscal 2008 we had no minority interest.
Comparison of fiscal 2007 and 2006
During the year ended June 1, 2007 we experienced strong results in our H3C segment and improved results in our TippingPoint segment offset by declines in our DVBU segment’s sales and we reduced operating expenses in our DVBU business segment, offset in part by investment in the TippingPoint security business.
Sales
The increase in sales from the 2006 fiscal year to the 2007 fiscal year was primarily due to the inclusion of full year H3C sales in the current period, as well as increased sales of TippingPoint security products. The increase was partially offset by decreases in networking revenues in our DVBU segment.
The following table shows our sales from products categories in absolute dollars and as a percentage of total sales for fiscal 2007 and fiscal 2006 (in millions):

	Fiscal Year
	2007		2006
Networking	$1,028.1	81.1%	$577.0	72.6%
Security	120.1	9.5	88.0	11.1
Voice	68.0	5.4	56.6	7.1
Services	35.9	2.8	33.4	4.2
Connectivity Products	15.4	1.2	39.8	5.0

Total	$1,267.5		$794.8

Networking revenue includes sales of our Layer 2 and Layer 3 stackable 10/100/1000 managed switching lines, our modular switching lines, routers, wireless switching offerings and our small to medium-sized enterprise market products. Sales of our networking products in fiscal 2007 increased 78 percent from fiscal 2006. The increase in sales was primarily driven by the inclusion of full year results from our H3C segment offset in part by decreases in DVBU sales.
Security revenue includes our TippingPoint™ products and services, as well as other security products in our H3C and DVBU segments, such as virtual private network, or VPN, and network access control, or NAC, offerings. Sales of our security products in fiscal 2007 increased 36 percent from fiscal 2006. The increase is primarily attributable to organic growth in sales of our TippingPoint segment’s security products in fiscal 2007 and the inclusion of H3C’s full year results of security product sales.
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
Sales by geographic region are as follows (in millions):

	Fiscal Year
	2007		2006
North America	$233.7	18.4%	$248.5	31.3%
Latin and South America	70.4	5.6	72.2	9.1
Europe, Middle East, and Africa	272.8	21.5	298.5	37.5
Asia Pacific, excluding China	103.5	8.2	91.4	11.5
China	587.1	46.3	84.2	10.6

Total	$1,267.5		$794.8

Sales information by geography to the extent available is reported based on the customer’s designated delivery point, except in the case of H3C’s OEM sales which are based on the hub locations of H3C’s OEM partners. China sales increased 597 percent primarily due to the inclusion of H3C results for the full year in fiscal 2007.
Gross Margin
Gross margin by segment is as follows:

	Fiscal Year
	2007	2006
H3C	47.2%	47.5%
DVBU	32.9	35.7
TippingPoint	66.9	70.6
Intercompany eliminations and other	8.0	0.0

Gross Margin	45.6%	41.3%

Gross margin in our H3C segment decreased 0.3 points to 47.2 percent in fiscal 2007 from 47.5 percent in fiscal 2006. The decline in gross margin was primarily driven by increased intercompany sales with lower margins.
Gross margin in our DVBU segment decreased 2.8 points to 32.9 percent in fiscal 2007 from 35.7 percent in the previous fiscal year. The decline is primarily explained by less favorable product mix, price reductions and to a lesser extent decreased sales volume, partially offset by product cost reductions.

Gross margin in our TippingPoint segment decreased 3.7 points to 66.9 percent in fiscal 2007 from 70.6 percent in the previous fiscal year. This decline was primarily due to increased costs due to product quality issues incurred in fiscal year 2007.
Gross margin related to intercompany eliminations and other increased 8.0 points to 8.0 percent in fiscal 2007 from 0.0 percent in the previous fiscal year. This category contains our intercompany eliminations and other items in fiscal 2007 which were not present in the prior fiscal year, which primarily includes the amortization of the purchase accounting step-up in inventory from our acquisition of the remaining 49 percent of H3C.
Operating Expenses
Operating expenses in fiscal 2007 were $711.0 million, compared to $485.2 million in fiscal 2006, a net increase of $225.8 million. Included in the increase in operating expenses were H3C operating expenses of $354.0 million for the full year ended May 31, 2007 as compared to $36.6 million for the two months consolidated in 2006. In addition, the incurrence of the change-in-control portion of H3C’s EARP bonus program contributed compensation expenses of $51.5 million in the year ended May 31, 2007, which were not incurred in the previous fiscal year. This increase was partially offset by significant cost reduction in our DVBU segment as compared to the previous year. The full year inclusion of H3C was the primary contributor to increases in sales and marketing expenses of $45.0 million, research and development expenses of $113.8 million, general and administrative expenses of $21.3 million, and amortization of intangibles of $21.6 million. Purchase accounting charges related to the acquisition of the remaining 49 percent interest of H3C was the main contributor to the increase in in-process research and development of $35.1 million. These increases were partially offset by the decrease of restructuring charges of $10.9 million.
As a percent of sales, total operating expenses in fiscal 2007 were 56.1 percent, compared to 61.0 percent in fiscal 2006. In aggregate, sales and marketing, research and development, and general and administrative expenses were 49.6 percent of sales in fiscal 2007, compared to 56.5 percent in fiscal 2006, and increased $180.0 million in fiscal 2007 compared to fiscal 2006. We believe that to a significant degree, these expenses are controllable and discretionary over time, but they are not directly variable with sales levels within a particular period. The most significant component of the increase of $180.0 million was the inclusion of $292 million of H3C expenses for the entire fiscal year ended May 31, 2007 partially offset by significant cost reductions in our DVBU segment.
A more detailed discussion of the factors affecting each major component of total operating expenses is provided below.
Sales and Marketing. Sales and marketing expenses in fiscal 2007 increased $45.0 million compared to fiscal 2006. This increase was due primarily to the inclusion of H3C expenses for the entire fiscal year ended May 31, 2007. In addition, the incurrence of the change-in-control portion of H3C’s EARP bonus program contributed compensation expenses of $17.7 million in our H3C segment in the year ended May 31, 2007. The expenses were not incurred in the 2006 fiscal year and were partially offset by a reduction in the DVBU sales and marketing expenses. The reduction of the DVBU sales and marketing expenses were primarily related to the reduction of programmatic marketing expenses, and a reduction in employee related expenses due to our restructuring efforts.
Research and Development. Research and development expenses in fiscal 2007 increased $113.8 million compared to fiscal 2006. This increase was due primarily to the inclusion of H3C expenses for the entire fiscal year ended May 31, 2007. In addition, the incurrence of the change-in-control portion of H3C’s EARP bonus program contributed compensation expenses of $27.2 million in our H3C segment in the year ended May 31, 2007. These expenses were not incurred in the previous fiscal year and were partially offset by the reduction in DVBU research and development expenses. The decrease in the DVBU research and development costs was related to reduced non-recurring engineering projects and employee related expenses which was slightly offset by increased investment in TippingPoint research and development.
General and Administrative. General and administrative expenses in fiscal 2007 increased $21.3 million from fiscal 2006. This increase is primarily due to the inclusion of H3C expenses for the entire fiscal year ended May 31, 2007. In addition, the incurrence of the change-in-control portion of H3C’s EARP bonus program contributed compensation expenses of $6.6 million in our H3C segment in the year ended May 31, 2007. These expenses were not incurred in the previous fiscal year and were partially offset by a reduction in the Corporate segment general and administrative expenses. The reduction of the Corporate segment general and administrative expenses were primarily related to the reduced workforce-related expenses due to our restructuring initiatives and reduced IT and facilities-related expenses.

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
In-process research and development. $34.1 million of the total purchase price of 49 percent of the remaining minority interest in H3C was preliminarily allocated to in-process research and development and was expensed in the fourth quarter of fiscal 2007. Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and which have no alternative future use. At the time of acquisition, H3C had multiple in-process research and development efforts under way for certain current and future product lines.
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
Minority Interest in the Income of Consolidated Joint Venture
In fiscal 2007, we recorded a charge of $26.2 million related to the acquisition of the 49 percent interest in H3C held by Huawei prior to our purchase. In fiscal 2006, we recorded a charge of $11.1 million representing Huawei’s 49 percent interest in the net income reported by the former H3C joint venture for the two month period included in our fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES
Cash and equivalents as of May 31, 2008 were $503.6 million, a decrease of approximately $55.6 million compared to the balance of $559.2 million as of May 31, 2007. These balances were comprised of the following (in millions):

	2008	2007	2006
Cash and equivalents	$503.6	$559.2	$501.1
Short-term investments	—	—	363.2

Cash and equivalents and short term investments	$503.6	$559.2	$864.3

The May 31, 2008 and 2007 balance included cash and equivalents in our H3C segment of $338.9 million and $328.7 million, respectively.
The following table shows the major components of our consolidated statements of cash flows for the last three fiscal years:

	Years Ended May 31,
(in millions)	2008	2007	2006
Cash and equivalents, beginning of period	$559.2	$501.1	$268.5
Net cash provided by (used in) operating activities	54.9	165.5	(86.2)
Net cash (used in) provided by investing activities	(16.4)	(505.9)	300.8
Net cash (used in) provided by financing activities	(123.9)	387.9	15.7
Other (1)	29.8	10.6	2.3

Cash and equivalents, end of period	$503.6	$559.2	$501.1

(1)	Other primarily represents currency exchange appreciation for cash held in Renminbi
Net cash provided by operating activities was $54.9 million for fiscal 2008. The cash generation was largely due to non-cash adjustments to our net loss which included $158.0 million of goodwill impairment, $136.0 million of depreciation and amortization and $25.2 million of stock based compensation, as well as significant reductions in inventories and other assets, which were partially offset by our net loss and decrease in accounts payable and other liabilities.
Based on current business conditions and our current operating and financial plans, we believe that our existing cash and equivalents will be sufficient to satisfy our anticipated cash and debt payment requirements for at least the next 12 months.
Significant commitments that will require the use of cash in future periods include obligations under debt, lease, contract manufacturing and outsourcing agreements, as shown in the following table (in millions):

	Payments Due by Period
		Less than			More than
Contractual Obligations (1)(2)	Total	one year	1-3 years	3-5 years	5 years
Operating leases	$57.2	$35.0	$22.1	$0.1	$—
Purchase commitments with contract manufacturers (3)	65.4	65.3	0.1	—	—
Long term debt (4)	301.0	48.0	116.0	137.0	—
Outsourcing agreements (5)	15.1	15.1	—	—	—

Total	$438.7	$163.4	$138.2	$137.1	$—

(1)	Includes DVBU, TippingPoint and Corporate segment obligations as of May 31, 2008 and H3C segment obligations as of March 31, 2008.

(2)	As discussed in “Note 17 — Income Taxes”, we have recorded a liability for unrecognized tax benefits of $18.2 million. This liability is included in the balance sheet under the caption “Deferred taxes and long-term obligations”. The table above excludes this liability because it is not possible to estimate with reasonable certainty if or when any or all of the liability will be settled in cash.

(3)	We have entered into purchase agreements with our contract manufacturers. Pursuant to these agreements, if our actual orders and purchases fall below forecasted levels, we may be required to purchase finished goods inventory manufactured to meet our requirements. In addition, we may be required to purchase raw material and work in process inventory on-hand that is unique to our products, and we may be required to compensate the contract manufacturers with respect to their non-cancelable purchase orders for such inventory. The amount shown in the table above represents our estimate of inventory held by contract manufacturers that we could be required to purchase within the next 12 months. We do not expect any such required purchases to exceed our requirements for inventory to meet expected sales of our products to our customers.

(4)	Represents required principal payments on our senior secured loan, but does not include required “excess cash flow” payments, for periods greater than one year, which are dependent on whether H3C generates any excess cash flow.

(5)	Under our IT outsourcing agreements and research and development agreement we are subject to service level commitments and contractor commitments levels providing for annual minimum payments that vary depending on the levels we choose. The amounts shown in the table above represent the amounts that would be payable, based on current levels, through the expiration of the agreements. However, our IT agreement may be terminated at any time upon 120 days notice and the payment of a termination fee of approximately $0.3 million, and our research and development agreement may be terminated at any time with a $0.8 million payment.
We have no material commitments for capital expenditures as of May 31, 2008 other than ordinary course of business purchases of computer hardware, software and leasehold improvements which we generally believe to be consistent with prior practice. In addition, although no firm commitments exist today, as we further develop our worldwide integration plans we may decide to make capital expenditure investments in infrastructure to support a more integrated Company in amounts which could be material.
Net cash used in investing activities was $16.4 million for fiscal 2008, including $17.9 million of outflows related to the purchase of property and equipment. We made no equity investments in fiscal 2008 and $225.0 million in fiscal 2007, in municipal and corporate bonds, government agency instruments and equity securities. In August 2006, we sold certain venture capital limited partnership interests and generated cash of approximately $17.0 million with a gain on sale of investment of $2.4 million and eliminated our future capital call requirements. Proceeds from maturities and sales of municipal and corporate bonds, government agency instruments and equity securities were $0.4 million in fiscal 2008 and $609.3 million in fiscal 2007. Included in the $609.3 million were sales of our remaining venture portfolio investments that generated cash of approximately $1.3 million. In fiscal 2007 we also had $898.5 million of business acquisitions net of cash acquired, as well as $36.6 million of proceeds from the sale of the Santa Clara facility and insurance proceeds for the damage to our Hemel Hemstead facility.
Net cash used in financing activities was $123.9 million for fiscal 2008, which includes $129.0 million of payments under our H3C loans, including a $35 million prepayment due to excess operating cash flows from our H3C segment. During fiscal 2008, we also repurchased shares of restricted stock valued at $3.2 million upon vesting of awards from employees consisting of shares to satisfy the tax withholding obligations that arise in connection with such vesting. This was offset by proceeds of $8.3 million from issuances of our common stock upon exercise of stock options. During fiscal 2005, we entered a new agreement facilitating the issuance of standby letters of credit and bank guarantees required in the normal course of business. As of May 31, 2008, such bank-issued standby letters of credit and guarantees totaled $6.9 million, including $6.2 million relating to potential foreign tax, custom, and duty assessments.
During fiscal 2008, we issued approximately 3.6 million shares of our common stock in connection with our employee stock purchase and option plans with total proceeds from such issuances of $12.9 million. As of May 31, 2008, our outstanding stock options as a percentage of outstanding shares were 11 percent.
On May 25, 2007, our subsidiary H3C Holdings Limited (“Borrower”) entered into an amended and restated credit agreement with various lenders, including Goldman Sachs Credit Partners L.P., as Mandated Lead Arranger, Bookrunner, Administrative Agent and Syndication Agent, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent (the “Credit Agreement”). Under the original credit agreement, the Borrower borrowed $430 million in the form of a senior secured term loan with two tranches (Tranche A and Tranche B) to finance a portion of the purchase price for 3Com’s acquisition of 49 percent of H3C Technologies Co., Limited, or H3C. Remaining principal is $301 million as of May 30, 2008 and the final loan maturity date is on September 28, 2012.

Interest on borrowings is payable semi-annually on March 28 and September 28. All amounts outstanding under the Tranche A Term Facility will bear interest, at the Borrower’s option, at the (i) LIBOR, or (ii) Base Rate (i.e., prime rate), in each case plus the applicable margin percentage set forth in the table below, which is based on a “leverage ratio” of consolidated indebtedness of the Borrower and its subsidiaries to EBITDA (as defined in the Credit Agreement) for the relevant twelve-month period:

Leverage Ratio	LIBOR +	Base Rate +
>3.0:10	2.25%	1.25%
≤ 3.0:1.0 but > 2.0:1.0	2.00%	1.00%
≤ 2.0:1.0 but > 1.0:1.0	1.75%	0.75%
≤ 1.0:1.0	1.50%	0.50%
All amounts outstanding under the Tranche B Term Facility will bear interest, at the Borrower’s option, at the (i) LIBOR plus 3.00 percent or (ii) Base Rate (i.e., prime rate) plus 2.00 percent. We have elected to use LIBOR as the reference rate for borrowings to date, and expect to do so for the foreseeable future. Applicable LIBOR rates at year end were 2.63 percent and the effective interest rate is 4.38 percent for the Tranche A Term Facility and 5.63 percent for the Tranche B Term Facility.
Covenants and other restrictions under the Credit Agreement apply to the Borrower and its subsidiaries, which we refer to as the “H3C Group,” but not to 3Com’s DVBU, TippingPoint and Corporate segments. The loans are secured by assets at the H3C level. H3C also guarantees the loans.
The loans may be prepaid in whole or in part without premium or penalty. The Borrower will be required to make mandatory prepayments using net proceeds from H3C Group (i) asset sales, (ii) insurance proceeds and (iii) equity offerings or debt incurrence. In addition, the Borrower will be required to make annual prepayments in an amount equal to 75 percent of “excess cash flow” of the H3C Group. This percentage will decrease to the extent that the Borrower’s leverage ratio is lower than specified amounts. Any excess cash flow amounts not required to prepay the loan may be distributed to and used by the Company’s other segments, provided certain conditions are met.
The Borrower must maintain a minimum debt service coverage, minimum interest coverage, maximum capital expenditures and a maximum total leverage ratio. Negative covenants restrict, among other things, (i) the incurrence of indebtedness by the Borrower and its subsidiaries, (ii) the making of dividends and distributions to 3Com’s other segments, (iii) the ability to make investments including in new subsidiaries, (iv) the ability to undertake mergers and acquisitions and (v) sales of assets. Also, cash dividends from the PRC subsidiaries to H3C, and H3C to the Borrower, will be subject to restricted use pending payment of principal, interest and excess cash flow prepayments. Standard events of default and defaulted interest rates apply.
Remaining payments of the $301.0 million principal on the loans are due as follows on September 28, for fiscal years ending May 31 (in thousands):

	Tranche A	Tranche B

2009	$46,000	$2,000
2010	46,000	2,000
2011	46,000	2,000
2012	—	20,000
2013	—	137,000
The closing of the remaining 49 percent acquisition of H3C triggered a bonus program for substantially all of H3C’s approximately 4,800 employees. This program, which was implemented by Huawei and 3Com in a prior period, is called the Equity Appreciation Rights Plan, or EARP, and funds a bonus pool based upon a percentage of the appreciation in H3C’s value from the initiation of the program to the time of the closing of the Acquisition. A portion of the program is also based on cumulative earnings of H3C. The total value of the EARP is expected to be approximately $180 million. Approximately $94 million (related to cumulative earnings and change-in-control) was accrued by March 31, 2007 and was paid in the first quarter of fiscal year 2008. At May 31, 2008, we accrued $35 million for the fiscal 2008 EARP plan which is expected to be paid in the first quarter of fiscal year 2009. We expect the unvested portion amounting to $44 million will be accrued in H3C operating segment over the next 3 fiscal years serving as a continued retention and incentive program for H3C employees. The only stipulation for payout is that the participants remain employed with the Company on the date of the payout which is required to be made within a specified period after the anniversary date of our 49 percent H3C acquisition on March 29, 2007.

Remaining cash payment requirements under the Equity Appreciation Rights Plan for fiscal years ending May 31 are approximately as follows (in thousands):

2009	$34,500
2010	27,000
2011	17,000
It is expected that we will have significant cash outflows in fiscal 2009 of $62.5 million of loan payments for principal and interest and approximately $35 million for EARP commitments.
On July 11, 2008, we entered into three agreements with Realtek Group which document the resolution of the patent dispute between the parties and provide for the non-exclusive license by 3Com to Realtek of certain patents and related network interface technology for license fees totaling $70 million. The fees are payable by Realtek to 3Com during our first fiscal quarter of 2009. 3Com is also obligated to pay $9 million in previously-expensed litigation fees to our outside counsel.
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
Foreign Currency Exchange Risk. Our risk management strategy currently uses forward contracts to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures with gains and losses resulting from the forward contracts that hedge these exposures. We attempt to reduce the impact of foreign currency fluctuations on corporate financial results by hedging existing foreign currency exposures and anticipated foreign currency transactions expected to occur within one month. Anticipated foreign currency transaction exposures with a maturity profile in excess of one month may be selectively hedged. Translation exposures are not hedged. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China and do not hedge the Renminbi at this time. With the recent appreciation of the Renminbi against the US dollar, during fiscal 2008 we experienced a benefit from the positive currency fluctuations, and the financial results of China were favorable. At the same time, our senior secured bank loan — which we intend to service and repay primarily through cash flow from H3C’s PRC operations — is denominated in US dollars.
Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure. A hypothetical ten percent appreciation of the U.S. Dollar from May 31, 2008 market rates would increase the unrealized value of our forward contracts by $3.3 million. Conversely, a hypothetical ten percent depreciation of the U.S. Dollar from May 31, 2008 market rates would decrease the unrealized value of our forward contracts by $3.3 million. The gains or losses on the forward contracts are largely offset by the gains or losses on the underlying transactions and consequently we believe that a sudden or significant change in foreign exchange rates would not have a material impact on future net income or cash flows other than with respect to the Renminbi.

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
We have audited the accompanying consolidated balance sheets of 3Com Corporation and subsidiaries (3Com) as of May 30, 2008 and June 1, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended May 30, 2008. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of 3Com’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of 3Com at May 30, 2008 and June 1, 2007, and the results of their operations and their cash flows for each of the three years in the period ended May 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, 3Com adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), Share-Based Payment, effective June 3, 2006.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), 3Com’s internal control over financial reporting as of May 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 25, 2008 expressed an unqualified opinion on 3Com’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
July 25, 2008

3COM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended May 31,
	2008	2007	2006
Sales	$1,294,879	$1,267,481	$794,807
Cost of sales	640,424	689,027	466,743

Gross profit	654,455	578,454	328,064

Operating expenses:
Sales and marketing	316,019	319,696	274,745
Research and development	206,653	215,632	101,870
General and administrative	129,116	93,875	72,596
Amortization	103,670	42,525	20,903
Goodwill impairment	157,977	—	—
In-process research and development	—	35,753	650
Restructuring charges	4,501	3,494	14,403

Total operating expenses	917,936	710,975	485,167

Operating loss	(263,481)	(132,521)	(157,103)
Gain on investments, net	460	1,143	4,333
Interest (expense) income, net	(13,087)	40,863	29,085
Other income, net	44,364	38,291	8,235

Loss from operations before income taxes, equity interest in income of unconsolidated joint venture, and minority interest in income of consolidated joint venture	(231,744)	(52,224)	(115,450)
Income tax benefit (provision)	2,903	(10,173)	14,833
Equity interest in income of unconsolidated joint venture	—	—	11,016
Minority interest in income of consolidated joint venture	—	(26,192)	(11,074)

Net loss	$(228,841)	$(88,589)	$(100,675)

Basic and diluted net loss per share:
Net loss	$(0.57)	$(0.22)	$(0.26)

Shares used in computing per share amounts:
Basic and diluted	399,524	393,894	386,801

The accompanying notes are an integral part of these consolidated financial statements.

3COM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	May 31,
	2008	2007
ASSETS
Current assets:
Cash and equivalents	$503,644	$559,217
Notes receivable	65,116	77,368
Accounts receivable, less allowance for doubtful accounts of $12,253 and $15,292, respectively	116,281	102,952
Inventories	90,831	107,988
Other current assets	34,033	50,157

Total current assets	809,905	897,682
Property and equipment, less accumulated depreciation and amortization of $205,835 and $234,554, respectively	54,314	76,460
Goodwill	609,297	766,444
Intangible assets, net	278,385	371,289
Deposits and other assets	23,229	39,217

Total assets	$1,775,130	$2,151,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,280	$110,430
Current portion of long-term debt	48,000	94,000
Accrued liabilities and other	366,181	435,638

Total current liabilities	504,461	640,068
Deferred taxes and long-term obligations	22,367	23,725
Long-term debt	253,000	336,000
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value, 990,000 shares authorized; shares issued: 405,656 and 399,064, respectively	2,353,688	2,323,356
Retained deficit	(1,405,247)	(1,176,406)
Accumulated other comprehensive income	46,861	4,349

Total stockholders’ equity	995,302	1,151,299

Total liabilities and stockholders’ equity	$1,775,130	$2,151,092

The accompanying notes are an integral part of these consolidated financial statements.

3COM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

							Accumulated
					Unamortized		Other
	Common Stock		Treasury Stock		Stock-based	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Compensation	Deficit	Income (Loss)	Total
Balances, May 31, 2005	393,377	2,302,190	(8,135)	$(39,821)	$(14,011)	$(967,952)	$(5,483)	$1,274,923
Components of comprehensive loss:
Net loss						(100,675)		(100,675)
Unrealized gain on available-for-sale securities, net of tax							300	300
Accumulated translation adjustments							2,226	2,226

Total comprehensive loss								(98,149)
Repurchase of common stock	(588)	(2,848)	(864)	(4,228)				(7,076)
Common stock issued under stock plans, net of cancellations	653	2,230	8,999	44,049	(4,593)	(18,885)		22,801
Stock-based compensation expense		199			9,664			9,863
Reduction of shares reserved for issuance of options in connection with acquisition		(1,375)			1,375			—

Balances, May 31, 2006	393,442	2,300,396	—	—	(7,565)	(1,087,512)	(2,957)	1,202,362
Elimination of unamortized stock-based compensation		(7,565)			7,565			—
Components of comprehensive loss:
Net loss						(88,589)		(88,589)
Unrealized gain on available-for-sale securities, net of tax							2,310	2,310
Accumulated translation adjustments							4,996	4,996

Total comprehensive loss								(81,283)
Repurchase of common stock	(2,359)	(9,041)	(870)	(4,259)		(163)		(13,463)
Common stock issued under stock plans, net of cancellations	7,981	19,471	870	4,259		(142)		23,588
Stock-based compensation expense		20,095						20,095

Balances, May 31, 2007	399,064	2,323,356	—	—	—	(1,176,406)	4,349	1,151,299
Components of comprehensive loss:
Net loss						(228,841)		(228,841)
Unrealized loss on available-for-sale securities, net of tax							(209)	(209)
Accumulated translation adjustments							42,721	42,721

Total comprehensive loss								(186,329)
Repurchase of common stock	(952)	(3,180)						(3,180)
Common stock issued under stock plans, net of cancellations	7,544	8,305						8,305
Stock-based compensation expense		25,207						25,207

Balances, May 31, 2008	405,656	$2,353,688	—	$—	$—	$(1,405,247)	$46,861	$995,302

The accompanying notes are an integral part of these consolidated financial statements.

3COM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended May 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(228,841)	$(88,589)	$(100,675)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	136,030	74,990	44,685
Loss (gain) on property and equipment disposals	2,224	(14,714)	(646)
Minority interest	—	26,192	11,074
Stock-based compensation expense	25,207	20,095	9,863
Gain on investments, net	(185)	(1,417)	(235)
Deferred income taxes	(8,206)	(10,487)	121
Goodwill impairment	157,977	—	—
In-process research and development	—	35,753	650
Equity interest in income of unconsolidated joint venture	—	—	(11,016)
Changes in assets and liabilities:
Accounts receivable	7,895	(24,677)	5,913
Inventories	32,621	50,589	(23,047)
Other assets	18,429	32,368	1,891
Accounts payable	(22,926)	(34,760)	3,430
Other liabilities	(65,348)	100,195	(28,172)

Net cash provided by (used in) operating activities	54,877	165,538	(86,164)

Cash flows from investing activities:
Purchases of investments	—	(225,005)	(421,279)
Proceeds from maturities and sales of investments	442	609,342	629,036
Purchases of property and equipment	(17,893)	(28,331)	(17,404)
Businesses acquired in purchase transactions, net of cash acquired	—	(898,529)	110,407
Proceeds from sale of property and equipment	1,096	36,580	—

Net cash (used in) provided by investing activities	(16,355)	(505,943)	300,760

Cash flows from financing activities:
Issuances of common stock	8,305	23,588	22,801
Repurchases of common stock	(3,180)	(13,463)	(7,076)
Net proceeds from long term debt	—	415,811	—
Repayments of borrowings	(129,000)	—	—
Dividend paid to minority interest shareholder	—	(40,785)	—
Other, net	—	2,787	—

Net cash (used in) provided by financing activities	(123,875)	387,938	15,725

Effect of exchange rate changes on cash and equivalents	29,780	10,587	2,241

Net change in cash and equivalents during period	(55,573)	58,120	232,562
Cash and equivalents, beginning of period	559,217	501,097	268,535

Cash and equivalents, end of period	$503,644	$559,217	$501,097

Other cash flow information
Interest paid	$24,362	$5,596	$212
Income tax (payments) refunds received, net	(14,199)	(18,970)	(2,230)
Inventory transferred to property and equipment	5,565	8,814	16,995
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
Note 2: Significant Accounting Policies
Fiscal year
Our fiscal year ends on the Friday closest to May 31. Fiscal 2008 consisted of 52 weeks and ended on May 30, 2008. Fiscal 2007 consisted of 52 weeks and ended on June 1, 2007 and fiscal 2006 consisted of the 52 weeks ended on June 2, 2006. For convenience, the consolidated financial statements have been shown as ending on the last day of the calendar month.
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
Basis of presentation
The consolidated financial statements include the accounts of 3Com, its wholly-owned subsidiaries and its other subsidiaries we have determined it is appropriate to consolidate. All intercompany balances and transactions are eliminated in consolidation. As discussed in Notes 3 and 5, we accounted for our investment in the H3C joint venture by the equity method until fiscal 2006, during which we exercised an option to acquire a further 2% interest in the joint venture and obtained control of H3C. We were granted regulatory approval by the Chinese government and subsequently completed this control transaction on January 27, 2006 (date of acquisition). Since that time, we have owned a majority interest in the joint venture and have determined that the criteria of Emerging Issues Task Force No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” have been met. Accordingly, we consolidate H3C’s financial statements beginning February 1, 2006, a date used under the principle of convenience close. We acquired the remaining 49 percent minority interest of H3C on March 29, 2007. H3C follows a calendar year basis of reporting and therefore, H3C is consolidated on a two-month lag.
Segment reporting
As of May 31, 2008, we were organized in four reportable segments: Data and Voice Business Unit (“DVBU”), TippingPoint security division (“TippingPoint”), H3C, and corporate expenses (“Corporate”). As of May 31, 2007, we were organized in two reportable segments: Secured Converged Networking (“SCN”) and H3C. The SCN reportable segment was comprised of all business activities outside of our wholly-owned subsidiary, H3C. The H3C segment was comprised of operations of our wholly-owned subsidiary based in China. Prior to 2006 we had one reportable segment. Amounts for fiscal years 2007 and 2006 have been recast to conform to the current management view.
Cash equivalents
Cash equivalents consist of highly liquid investments in debt securities with maturities of three months or less when purchased.

Notes receivable
Notes receivable represent bills receivable from seventeen Chinese banks to our H3C subsidiary that have maturities of less than six months. These notes originate from customers who settle their commitments to H3C by providing us these bills issued by the Chinese banks. The Chinese banks are responsible to pay H3C. The notes are also commonly referred to as “bankers’ acceptances”.
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
Equity securities and other investments
We account for non-marketable equity securities and other investments at historical cost or, if we have the ability to exert significant influence over the investee, by the equity method. Investments accounted for by the equity method include investments in limited partnership venture capital funds and, prior to the acquisition of majority ownership on January 27, 2006, the investment in H3C. In accounting for these investments by the equity method, we record our proportionate share of the fund’s net income or loss, or H3C’s net income or loss, based on the most recently available quarterly financial statements. Since H3C has adopted a calendar year basis of reporting, we reported our equity in H3C’s net income or loss based on H3C’s most recent quarterly financial statements, two months in arrears. For the year ended May 31, 2006 we accounted for H3C under the equity method for the initial ten months of the year. At May 31, 2008 we no longer held any equity securities.
Concentration of credit risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and equivalents, short-term investments, notes receivable and accounts receivable. For our cash and equivalents in China we maintain a minimum BBB+ rating and for the period ended March 31, 2008 the average rating was A.
Inventories
Inventories are stated at the lower of standard cost or market, which approximates actual cost. Cost is determined using the first-in, first-out method.
Property and equipment
Property and equipment is stated at cost, net of accumulated depreciation and amortization. Equipment under capital leases is stated at the lower of fair market value or the present value of the minimum lease payments at the inception of the lease. We capitalize eligible costs related to the application development phase of software developed internally or obtained for internal use. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets, which range from two to five years; the amounts charged to amortization expense were $0.3 million in fiscal 2008, $0.4 million in fiscal 2007, and $0.7 million in fiscal 2006.
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
Depreciation and amortization
Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of property and equipment are generally 2-15 years, except for buildings for which the useful lives are 25-40 years. As of the date of the balance sheets presented we did not own any buildings with a remaining net book value. Depreciation and amortization of leasehold improvements are computed using the shorter of the remaining lease terms or estimated useful life.

Goodwill and purchased intangible assets
Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, requires goodwill to be tested for impairment on an annual basis and between annual tests when events or circumstances indicate a potential impairment. We test our goodwill for impairment annually during our third fiscal quarter. In the fourth quarter of fiscal 2008 we conducted an additional impairment test of our goodwill due to the decline in our stock price as discussed more fully in Note 9. As a result of this testing, we recorded a $158 million goodwill impairment in fiscal year 2008. There was no impairment of goodwill in fiscal years 2007 or 2006. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally 2 — 7 years.
Revenue recognition
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
For arrangements that are not considered software arrangements and which involve multiple elements, such as sales of products that include maintenance or installation services, revenue is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element have been met. We use the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and objective evidence of the fair value of all the undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of fair value of one or more undelivered elements does not exist, revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.
We assess collectability based on a number of factors, including general economic and market conditions, past transaction history with the customer, and the creditworthiness of the customer. If we determine that collection of the fee is not reasonably assured, then we defer the fee and recognize revenue upon receipt of payment. We do not typically request collateral from our customers. In the H3C segment, certain customers pay accounts receivable with notes receivable from Chinese banks with maturities less than six months. These are also referred to as “bankers’ acceptances”.
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
For sales of products that contain software that is marketed separately, we apply the provisions of AICPA Statement of Position 97-2, “Software Revenue Recognition,” as amended. We generally sell our software products with maintenance services, which includes the rights to updates and enhancements, and, in some cases, also with consulting services. For these undelivered elements, we determine vendor-specific objective evidence (VSOE) of fair value to be the price charged when the undelivered element is sold separately. We determine VSOE for maintenance sold in connection with product based on the amount that will be separately charged for the maintenance renewal period. We determine VSOE for consulting services by reference to the amount charged for similar engagements when a software license sale is not involved.
We recognize revenue from software licenses sold together with maintenance and/or consulting services upon shipment using the residual method, provided that the above criteria have been met. Under the residual method, revenue associated with undelivered elements is deferred based on VSOE, and any remaining amounts are considered related to the delivered elements and recognized providing all other revenue recognition criteria are met. If VSOE of fair value for the undelivered elements cannot be established, we defer all revenue from the arrangement until the earlier of the point at which such sufficient VSOE does exist or all elements of the arrangement have been delivered.

We recognize maintenance revenue ratably over the term of the applicable agreement. Sales of services, including professional services, system integration, project management, and training, are recognized upon delivery of the service.
Royalty revenue is generally recognized when any performance by 3Com is complete and payment has been received.
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
Foreign currency remeasurement and translation
Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The majority of our DVBU and TippingPoint sales transactions are denominated in U.S. dollars. The majority of our H3C sales are denominated in Renminbi. For foreign operations with the local currency as the functional currency, local currency denominated assets and liabilities are translated at the year-end exchange rates, and sales, costs and expenses are translated at the average exchange rates during the year. Gains or losses resulting from foreign currency translation are included as a component of accumulated other comprehensive income in the consolidated balance sheets. For foreign operations with the U.S. dollar as the functional currency, foreign currency denominated assets and liabilities are remeasured at the year-end exchange rates except for property and equipment which are remeasured at historical exchange rates. Foreign currency denominated sales, costs and expenses are recorded at the average exchange rates during the year. Gains or losses resulting from foreign currency remeasurement are included in other income, net, in the consolidated statements of operations.
Our risk management strategy uses forward contracts to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, whether recorded on the balance sheet or anticipated to occur in the future, with gains and losses resulting from the forward contracts that hedge these exposures. These contracts are carried at fair value, and changes in their fair value, to the extent that the contract does not qualify as an accounting hedge, are expensed in the current period in other income, net. In addition, we enter into foreign exchange forward contracts to hedge exposures related to anticipated foreign currency cash flows. These contracts, designated as cash flow hedges, also are recorded at fair value. The gain or loss from the effective portion of the qualifying hedge is reported in the consolidated statement of operations in the same period or periods and manner as the hedged transaction. The gain or loss from the ineffective portion of the hedge is recognized in other income (expense), net, during the period of change. We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments. Due to the limitations on converting Renminbi, we do not engage in currency hedging activities in China at this time.
Other income, net included net foreign currency losses of $4.2 million in fiscal year 2008, $1.2 million in fiscal year 2007 and $1.5 million in fiscal year 2006.

Income taxes
We are subject to income tax in a number of jurisdictions. A certain degree of estimation is required in recording the assets and liabilities related to income taxes, and it is reasonably possible those such assets may not be recovered and that such liabilities may not be paid or that payments in excess of amounts initially estimated and accrued may be required. We assess the likelihood that our deferred tax assets will be recovered from our future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. We consider historical taxable income, estimates of future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Based on various factors, including our recent losses, retained deficit, operating performance in fiscal 2008, and estimates of future profitability, we have concluded that future taxable income will, more likely than not, be insufficient to recover most of net deferred tax assets as of May 31, 2008. Accordingly, we have established an appropriate valuation allowance to offset such deferred tax assets.
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), that clarifies the accounting and recognition for income tax positions taken or expected to be taken in our tax returns. FIN 48 provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 on June 2, 2007, which resulted in no adjustment to the opening balance of retained earnings. As of May 31, 2008 the Company had unrecognized tax benefits of $18.2 million.
We recognize tax liabilities for uncertain items in accordance with FIN 48 and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities.
We recognize interest and penalties relating to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. As of May 31, 2008, the amount of interest included in unrecognized tax benefits was $2.5 million, representing an increase of $0.4 million from the date of adoption. There were no penalties accrued in all periods presented.
We have net operating loss carryforwards related to the following income tax jurisdictions and expiration periods: U.S. federal loss carryforwards of approximately $2.6 billion expiring between fiscal years 2009 and 2028, substantially all of which expire between fiscal years 2021 and 2028; various state loss carryforwards of approximately $1.2 billion expiring between 2009 and 2028; and various foreign loss carryforwards of $2.9 million expiring between 2014 and 2018, and $319.0 million with an unlimited carryforward period.
Comprehensive income (loss)
Comprehensive income (loss) presented in the financial statements consists of our net loss, the impact of foreign currency translation and unrealized gains (losses) on available-for-sale securities.
An analysis of accumulated other comprehensive income (loss) follows (in thousands):

			Accumulated
		Accumulated	Other
	Unrealized	Translation	Comprehensive
	Gain (Loss)	Adjustments	Income (Loss)
Balance as of May 31, 2005	$(2,401)	$(3,082)	$(5,483)
Change in period	300	2,226	2,526

Balance as of May 31, 2006	(2,101)	(856)	(2,957)
Change in period	2,310	4,996	7,306

Balance as of May 31, 2007	209	4,140	4,349
Change in period	(209)	42,721	42,512

Balance as of May 31, 2008	$—	$46,861	$46,861

Stock-based Compensation
Prior to fiscal 2007, we accounted for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees”. As described in Note 14, effective June 3, 2006, we adopted the fair value method of accounting for stock-based compensation under SFAS 123(R) “Share-Based Payment”. Under the intrinsic value method, compensation cost associated with a stock award was measured as the difference between the fair value of the common stock underlying the award and the amount, if any, that an employee was required to pay for the award; measurement generally occurred on the date of grant, which was the date on which the number of shares and price to be paid was apparent. Under the fair value method, compensation cost associated with a stock award is measured based on the estimated fair value of the award itself, determined using established valuation models and principles, and is generally measured as of the date of grant. The amounts measured under either method are generally recognized as expense over the requisite service period, which is typically the vesting period.
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
The risk-free interest rate used in the Black-Scholes option pricing model is determined by looking at historical U.S. Treasury zero-coupon bond issues with terms corresponding to the expected terms of the equity awards. In addition, an expected dividend yield of zero is used in the option valuation model, because we do not expect to pay any cash dividends in the foreseeable future. We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. In order to determine an estimated pre-vesting option forfeiture rate, we analyzed historical forfeiture data, which yielded a current forfeiture rate of 27 percent as of the end of the current fiscal year. We believe this historical forfeiture rate to be reflective of our anticipated rate on a go-forward basis. This estimated forfeiture rate has been applied to all unvested options and restricted stock outstanding as of June 1, 2006 and to all options and restricted stock granted since June 1, 2006. Therefore, stock-based compensation expense is recorded only for those options and restricted stock that are expected to vest.
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
Recently issued accounting pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by 3Com in the first quarter of fiscal 2009 but was amended on February 6, 2008 to defer the effective date one year for certain nonfinancial assets and liabilities. We have not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on our results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by 3Com in the first quarter of fiscal 2009. We have not applied fair value accounting as of the adoption date.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” to improve reporting and to create greater consistency in the accounting and financial reporting of business combinations. The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R amends SFAS 109, such that adjustments made to valuation allowances on deferred income taxes and acquired income tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141R would apply the provisions of SFAS 141R. An entity may not apply SFAS 141R before that date. Given SFAS 141R relates to prospective and not historical business combinations, the Company cannot currently determine the potential effects adoption of SFAS No. 141R may have on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as required in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating whether the adoption of SFAS No. 160 will have an effect on its consolidated financial position, results of operations or cash flows.
On March 19, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133 (“Statement 161”). Statement 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No.133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company has currently not determined the potential effects on the consolidated financial statements, if any.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not currently expect the adoption of SFAS 162 to have a material effect on our consolidated results of operations and financial condition.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. As we do not have convertible debt at this time, we currently believe the adoption of FSP APB 14-1 will have no effect on our consolidated results of operations and financial condition.
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
The acquisition transactions were all accounted for as purchases, and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based on their estimated fair values. Due to our consolidation determination, the operating results of H3C for the period February 1, 2006 to March 31, 2006 are included in the consolidated financial statements, resulting in the latter two months of H3C’s three months ended March 31, 2006 being included in our year ended May 31, 2006 statement of operations.
The purchase prices for our various transactions are shown below (in millions):

	2003	2006	2007
	Investment	Purchase	Purchase
Cash paid for common stock	$160.0	$28.0	$882.0
Assets contributed	0.1	—	—
Acquisition direct costs	0.0	0.2	8.7

Total purchase price	$160.1	$28.2	$890.7

In accordance with SFAS No. 141, “Business Combinations,” the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed, including in-process research and development, based on their estimated fair values. The excess purchase price over those values is recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, and other information compiled by management. Goodwill recorded as a result of these acquisitions is not deductible for tax purposes. In accordance with SFAS No. 142, goodwill is not amortized but will be reviewed at least annually for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective estimated useful lives. The total purchase price has been allocated as follows (in millions):

	2003	2006	2007
	Investment	Purchase	Purchase
Net tangible assets assumed		$7.4	$148.6
Amortizable intangible assets:
Existing technology	$111.7	17.8	180.6
Trade name and trademarks			55.5
Non-compete agreement with Huawei			33.0
Distributor agreements	2.7	0.4	29.1

Total amortizable intangible assets	114.4	18.2	298.2
Amortization prior to the 2006 acquisition	(65.7)	—	—

Net intangible assets	48.7	18.2	298.2
In-process research and development	24.7	0.7	34.0
Goodwill	43.2	1.9	409.9

Total purchase price allocation		$28.2	$890.7

Intangible assets include amounts recognized for the fair value of existing technology, maintenance agreements, trade name and trademarks, distributor agreements and non-compete agreement. These intangible assets have a weighted-average useful life of approximately five years.
In-process research and development (IPR&D) represents incomplete H3C research and development projects that had not reached technological feasibility and had no alternative future use as of the acquisition dates. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirements. At the dates of acquisition, H3C had multiple IPR&D efforts under way for certain current and future product lines. Purchased IPR&D relates primarily to projects associated with the H3C routers and switch products, which had not yet reached technological feasibility as of the acquisition date and had no alternative future use.
Of the total purchase price paid in 2007, approximately $148.6 million was allocated to net assets acquired. Net assets were valued at their respective carrying amounts, which management believes approximate fair value, except for adjustments to inventory and deferred revenue. Inventory was adjusted by an increase of $11.1 million in the consolidated balance sheet as of June 2, 2007, to adjust inventory to the actual fair value less direct selling expense. Deferred revenues were reduced by $0.5 million in the consolidated balance sheet as of June 2, 2007, to adjust deferred revenue to the estimated cost plus an appropriate profit margin to perform the support and maintenance services.
Approximately $298.2 million of the 2007 purchase price was allocated to acquired identifiable intangible assets. Existing core technology is comprised of products that have reached technological feasibility, which includes most of H3C’s technology. The remainder of intangible assets is associated with maintenance agreements, trademarks, and non-compete agreements. One day worth of the amortization expense related to the amortizable intangible assets was reflected in the consolidated statements of operations for the year ended June 2, 2007.
Of the total 2007 purchase price, approximately $409.9 million was allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment at least annually. In the event that we determine that the value of the goodwill has become impaired, an accounting charge for the amount of the impairment will be incurred in the quarter in which such determination is made.

Pro forma Results of Operations
The following unaudited pro forma financial information presents the consolidated results of operations of 3Com and H3C as if the acquisition of 100 percent of H3C had occurred as of the beginning of the periods presented below. Adjustments, which reflect the amortization of purchased intangible assets, in-process research and development and charges to cost of sales for inventory write-ups, have been made to the consolidated results of operations. We also eliminate the inter-company activity between the parties in the consolidated results. The unaudited proforma financial information is not intended, and should not be taken as representative of our future consolidated results of operations or financial condition or the results that would have occurred had the acquisition occurred as of the beginning of the earliest period.

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
Roving Planet Acquisition
On December 5, 2006, we acquired certain assets and liabilities of Roving Planet, Inc. (“Roving Planet”) to support our strategy of extending our appliance-based intrusion prevention system (“IPS”) business to include network access control (“NAC”) features. Under the terms of the definitive agreement we acquired the Roving Planet assets for $8.0 million in cash, plus assumption of liabilities of approximately $0.2 million.
Based upon the use of established valuation techniques we assigned the purchase price for the acquisition in the following manner (in millions):

	2007	Useful Life for
	Preliminary Purchase	Purchased
	Price Allocation	Intangible Assets
In-process research and development	$1.7	—
Purchased core technology	3.1	3 years
Goodwill	3.2	—
Other	0.2	—

Total acquisition value	$8.2	—

Note 4: Restructuring Charges
In recent fiscal years, we have undertaken several initiatives involving significant changes in our business strategy and cost structure.
In fiscal 2001, we began a broad restructuring of our business to enhance the focus and cost effectiveness of our business units in serving their respective markets. These restructuring efforts continued through fiscal 2008. We took the following specific actions in fiscal 2001 through 2008 (the “Fiscal 2001 — 2008 Actions”):
▪	reduced our workforce; and

▪	continued efforts to consolidate and dispose of excess facilities.
Restructuring charges related to these various initiatives were $4.5 million in fiscal 2008, $3.5 million in fiscal 2007, and $14.4 million in fiscal 2006. Such charges were net of credits of $0.5 million in fiscal 2008, $13.3 million in fiscal 2007, and $0.1 million in fiscal 2006, related primarily to revisions of previous estimates of employee separation expenses, lease obligation costs and values on held for sale properties.
Accrued liabilities associated with restructuring charges are included in the caption “Accrued liabilities and other” in the accompanying consolidated balance sheets. These liabilities are classified as current because we expect to satisfy such liabilities in cash within the next 12 months.

Fiscal 2008 Actions
Activity and liability balances related to the fiscal 2008 restructuring actions are as follows (in thousands):

	Employee
	Separation
	Expense	Total
Balance as of May 31, 2007	$—	$—

Provisions	4,285	4,285
Payments	(3,598)	(3,598)

Balance as of May 31, 2008	$687	$687

Employee separation expenses include severance pay, outplacement services, medical and other related benefits. The reduction in workforce affected employees primarily involved in research and development. Through May 31, 2008, the total reduction in workforce associated with actions initiated during fiscal 2008 included approximately 144 employees who had been separated or were currently in the separation process and approximately 23 additional employees who had been notified but had not yet worked their last day.
We believe that all remaining actions will be completed by the end of fiscal 2009.
Fiscal 2007 Actions
Activity and liability balances related to the fiscal 2007 restructuring actions are as follows (in thousands):

	Employee	Facilities-	Other
	Separation	related	Restructuring
	Expense	Charges	Costs	Total
Balance as of May 31, 2006	$—	$—	$—	$—

Provisions	12,134	(7,501)	247	4,880
Payments and non-cash charges	(10,804)	7,765	(247)	(3,286)

Balance as of May 31, 2007	1,330	264	—	1,594

Provisions	(93)	71	53	31
Payments	(1,237)	(198)	(53)	(1,488)

Balance as of May 31, 2008	$—	$137	$—	$137

Employee separation expenses include severance pay, outplacement services, medical and other related benefits. The reduction in workforce affected employees involved in research and development, sales and marketing, customer support, and general and administrative functions. Through May 31, 2008, the total reduction in workforce associated with actions initiated during fiscal 2007 included 233 employees. Non-cash charges include depreciation against restructured assets as well as changes in management estimates, as applicable.
We believe that all remaining actions will be completed by the end of fiscal 2009.

Fiscal 2006 Actions
Activity and liability balances related to the fiscal 2006 restructuring actions are as follows (in thousands):

	Employee	Facilities-
	Separation	related
	Expense	Charges	Total
Balance as of May 31, 2005	$—	$—	$—

Provisions	9,558	1,635	11,193
Payments and non-cash charges	(4,681)	(744)	(5,425)

Balance as of May 31, 2006	4,877	891	5,768

Provisions	(688)	(136)	(824)
Payments and non-cash charges	(4,189)	(619)	(4,808)

Balance as of May 31, 2007	—	136	136

Provisions	—	7	7
Payments	—	(143)	(143)

Balance as of May 31, 2008	$—	$—	$—

Employee separation expenses include severance pay, outplacement services, medical and other related benefits. The reduction in workforce affected employees involved in research and development, sales and marketing, customer support, and general and administrative functions. Through May 31, 2008, the total reduction in workforce associated with actions initiated during fiscal 2006 included approximately 227 employees who had been separated or were currently in the separation process. Non-cash charges include depreciation against restructured assets as well as changes in management estimates, as applicable.
Fiscal 2001, 2002, 2003, 2004, and 2005 Actions
Activity and liability balances related to the fiscal 2001, 2002, 2003, 2004 and 2005 restructuring actions are as follows (in thousands):

	Employee	Long-term	Facilities-	Other
	Separation	Asset	related	Restructuring
	Expense	Write-downs	Charges	Costs	Total
Balance as of May 31, 2005	$8,205	$255	$9,129	$18	$17,607

Provisions	1,873	311	641	364	3,189
Payments and non-cash charges	(8,235)	(311)	(4,129)	(364)	(13,039)

Balance as of May 31, 2006	1,843	255	5,641	18	7,757

Provisions	(1,395)	(255)	1,085	3	(562)
Payments and non-cash charges	(145)	—	(5,383)	(21)	(5,549)

Balance as of May 31, 2007	303	—	1,343	—	1,646

Provisions	133	—	42	3	178
Payments	(408)	—	(837)	(3)	(1,248)

Balance as of May 31, 2008	$28	$—	$548	$—	$576

The reductions in workforce affected employees involved in sales, customer support, product development, and general and administrative positions. As of May 31, 2008 there are two employees who have been notified but have not yet worked their last day.

Facilities-related charges included accelerated depreciation of buildings, write-downs of land and buildings held for sale, losses on sales of facilities, and lease obligations.
Other restructuring costs included payments to suppliers and contract termination fees.
Non-cash charges include depreciation against restructured assets as well as changes in management estimates, as applicable.
We believe that the all remaining actions will be completed by the end of fiscal 2009.
Note 5: Investment in Unconsolidated Joint Venture
As described in Note 3, in 2003 we formed a joint venture (H3C) with a subsidiary of Huawei Technologies, Ltd. (Huawei).
Prior to acquiring majority ownership on January 27, 2006, we accounted for our investment by the equity method. Under this method, we recorded our proportionate share of H3C’s net income or loss based on the most recently available quarterly financial statements. Since H3C follows a calendar year basis of reporting, we reported our equity in H3C’s net income or loss for H3C’s fiscal period from April 1, 2005 through January 31, 2006 for the fiscal year 2006, and H3C’s April 1, 2004 through March 31, 2005 period for the fiscal year 2005 in our results of operations for fiscal 2006 and 2005. This represents reporting two months in arrears.
Summarized information from the statement of operations for H3C for the ten month period ended January 31, 2006 (in thousands):

Sales	$399,612
Gross profit	181,553
Income from operations	10,132
Net income	22,487
In determining our share of the net income or loss of H3C certain adjustments were made to H3C’s reported results. These adjustments were made primarily to recognize the value and the related amortization expense associated with Huawei’s contributed assets, as well as to defer H3C’s sales and gross profit on sales of products sold to us that remained in our inventory at the end of the accounting period. We recorded our equity interest in income of $11.0 million in fiscal 2006 (prior to the acquisition of majority ownership on January 27, 2006) for the period April 1, 2005 through January 31, 2006 in our results of operations under the caption “Equity interest in income of unconsolidated joint venture.”
3Com and H3C are parties to agreements for the sale of certain products between the two companies. During the ten months ended January 31, 2006 we recorded sales to H3C of approximately $10.6 million and made purchases of approximately $53.8 million. Following our obtaining control in January 2006 and our commencement of consolidation of H3C, such transactions are eliminated in the preparation on our consolidated financial statements.
Note 6: Investments
Available-for-sale securities consist of (in thousands):
We held no available-for-sale securities at May 31, 2008.

	May 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Publicly traded corporate equity securities	$257	$210	$—	$467

Total	$257	$210	$—	$467

The total cost and carrying value of corporate equity securities consist of (in thousands):

May 31, 2007
Publicly traded corporate equity securities	$467

Total corporate equity securities	$467

Publicly traded corporate equity securities are included in other current assets.
The following table provides gross realized gains and losses related to our investments (in thousands):

	Years Ended May 31,
	2008	2007	2006
Gross realized gains	$460	$3,560	$5,499
Gross realized losses	—	(2,417)	(1,166)

Total	$460	$1,143	$4,333

Note 7: Inventories
Inventories consist of (in thousands):

	May 31,
	2008	2007
Finished goods	$62,055	$61,857
Work-in-process	6,119	7,143
Raw materials	22,657	38,988

Total	$90,831	$107,988

Note 8: Property and Equipment
Property and equipment, net, consists of (in thousands):

	May 31,
	2008	2007
Land	$1,724	$1,724
Machinery and equipment	196,933	231,886
Software	25,988	31,387
Furniture and fixtures	6,668	20,217
Leasehold improvements	23,390	17,201
Construction in progress	5,446	8,599

Total	260,149	311,014
Accumulated depreciation and amortization	(205,835)	(234,554)

Property and equipment, net	$54,314	$76,460

Significant property and equipment transactions
We continue to carry the Hemel Hempstead land, which was damaged in December of 2005, as “held for use” on our balance sheet. Based on the size of the experienced damage, our insurance policy administrator paid us a reimbursement value of approximately $28 million in fiscal 2007. Furthermore, with no feasible business necessity to keep this property, we are soliciting offers from prospective buyers to acquire the building and land. Any sale would be contingent on UK government agencies allowing reconstruction of the building. We believe this process will take more than one year and as a result we have kept the land classified as held for use.
In the first fiscal quarter of 2007 we received $16.0 million of proceeds from completion of the sale of our former Santa Clara facility.
Note 9: Goodwill and Other Intangible Assets
We completed the annual testing of goodwill for impairment as of February 28, 2008, the end of our third fiscal quarter, concluding that intangible assets and goodwill for any of our businesses were not impaired. However, in mid-March 2008, subsequent to the end of the third fiscal quarter, a significant reduction in our market value occurred. As a result, we concluded that we needed to evaluate whether an impairment in the fair value of our reporting units had occurred subsequent to our annual test.
As a result of these triggering events, we tested goodwill and other indefinite-lived intangible assets related to our H3C and TippingPoint reporting units for impairment as of April 25, 2008.  We determined the value of the H3C and TippingPoint reporting units using the assistance of a third party valuation specialist.  The fair value of the reporting units was considered using both an income approach and market approach. Based on the results of our appraisal and valuation activities H3C’s fair value was greater than its carrying value and no other action was deemed necessary related to H3C. Based on the results of our appraisal and valuation activities, the TippingPoint reporting unit’s fair value was determined to be below its carrying value.  We then determined the implied fair value of goodwill by determining the fair value of all the assets and liabilities of the TippingPoint reporting unit.  As a result of this process, we determined that the fair value of goodwill for the TippingPoint reporting unit was $153.4 million.  The carrying value of the TippingPoint goodwill was $311.4 million, resulting in an impairment charge of $158.0 million. Our other long-lived assets within the H3C and TippingPoint asset groups were also tested for impairment due to theses triggering events, concluding that the assets are recoverable from their projected cash flows.
The following table summarizes the changes in goodwill related to TippingPoint reporting unit (in thousands):

Balance May 31, 2007	$311,380
Impairment charge	(157,977)

Balance May 31, 2008	$153,403

Intangible assets consist of (in thousands, except for weighted average remaining life):

	2008					2007
	Weighted				Weighted
	Average				Average
	Remaining		Accumulated		Remaining		Accumulated
	Life	Gross	Amortization	Net	Life	Gross	Amortization	Net
Existing technology	3.6	$380,254	$(198,682)	$181,572	4.4	$387,233	$(148,641)	$238,592
Trademark	NA	55,502	—	55,502	NA	55,500	—	55,500
Huawei non-compete	0.5	33,650	(22,072)	11,578	1.5	33,000	(61)	32,939
OEM agreement	2.0	24,844	(7,947)	16,897	3.0	23,800	(22)	23,778
Maintenance agreements	2.7	19,000	(10,556)	8,444	3.7	19,000	(7,389)	11,611
Other	2.0	22,176	(17,784)	4,392	3.0	21,924	(13,055)	8,869

		$535,426	$(257,041)	$278,385		$540,457	$(169,168)	$371,289

During fiscal 2008 we wrote off a $15.6 million fully amortized existing technology intangible asset related to our connectivity business. Since the products associated with the connectivity business are near the end of the product life cycle, we have concluded that the asset does not provide any future benefit. Additionally, in fiscal 2008 our gross intangible assets increased by $10.5 million due to the appreciation on the Renminbi affecting the value of certain intangible assets tied to our Chinese business. These intangible assets have a weighted-average useful life of approximately four years.
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
Annual amortization expense related to intangible assets is expected to be as follows for each of the following five succeeding fiscal years (in thousands):

	2009	2010	2011	2012	2013
Amortization expense	$85,033	$60,337	$36,700	$15,163	$15,121
Note 10: Accrued Liabilities and Other
Accrued liabilities and other consist of (in thousands):

	May 31,
	2008	2007
Accrued payroll and related expenses	$103,421	$81,791
Accrued rebates and other marketing	65,900	67,446
Deferred revenue	66,844	54,034
Accrued product warranty	36,897	40,596
EARP Accrual	34,535	94,563
Advances from customers	31,084	8,300
Income and other taxes payable	5,134	36,365
Restructuring	1,400	3,376
Other	20,966	49,167

Total	$366,181	$435,638

Note 11: Accrued Warranty and Other Guarantees
Most products are sold with varying lengths of limited warranty ranging from 90 days to lifetime. Allowances for estimated warranty obligations are recorded in the period of sale, based on historical experience related to product failure rates and actual warranty costs incurred during the applicable warranty period and are recorded as part of cost of goods sold. Also, on an ongoing basis, we assess the adequacy of our allowances related to warranty obligations recorded in previous periods and may adjust the balances to reflect actual experience or changes in future expectations.
The following table summarizes the activity in the allowance for estimated warranty costs (in thousands):

	Years Ended May 31,
	2008	2007	2006
Accrued warranty, beginning of period	$40,596	$41,791	$41,782
Cost of warranty claims	(37,688)	(46,950)	(32,958)
Accrual for warranties issued during the period	33,989	46,406	28,424
Adjustments to preexisting warranties	—	(651)	—
Reserves related to H3C at date of 2 percent acquisition	—	—	4,543

Accrued warranty, end of period	$36,897	$40,596	$41,791

Note 12: Long-Term Debt
On May 25, 2007, our subsidiary H3C Holdings Limited (“Borrower”) entered into an amended and restated credit agreement with various lenders, including Goldman Sachs Credit Partners L.P., as Mandated Lead Arranger, Bookrunner, Administrative Agent and Syndication Agent, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent (the “Credit Agreement”). Under the original credit agreement, the Borrower borrowed $430 million in the form of a senior secured term loan in two tranches (Tranche A and Tranche B) to finance a portion of the purchase price for 3Com’s acquisition of 49 percent of H3C Technologies Co., Limited, or H3C.
Interest on borrowings is payable semi-annually on March 28 and September 28, and commenced on September 28, 2007. The applicable LIBOR rate at year end was 2.63% and, based on the credit spread mandated by the Credit Agreement, the effective interest rate for Tranche A is 4.38% and the effective interest rate for Tranche B is 5.63%. All interest expense on the debt is related to our H3C segment.
As of May 30, 2008, we were in compliance with all of our debt covenants.
During fiscal 2008 we made a principal payment of $94.0 million. We also made a voluntary prepayment of $35.0 million due to excess cash flows from our H3C segment in an amount we believe will be otherwise required to be prepaid in September 2008 under the mandatory annual “excess cash flow” prepayment provision of the credit agreement.
Remaining payments of the $301 million principal are due as follows on September 28, for fiscal years ending May 31 (in thousands):

	Tranche A	Tranche B
2009	$46,000	$2,000
2010	46,000	2,000
2011	46,000	2,000
2012	—	20,000
2013	—	137,000
Note 13: Borrowing Arrangements and Commitments
We provide collateral for standby letters of credit, guarantees and similar arrangements generally given to support commercial transactions and government tax requirements. As of May 31, 2008, these facilities were backed by collateral of $6.9 million provided to the respective banks.
We lease certain of our facilities under operating leases. Leases expire at various dates from 2009 to 2013, and certain leases have renewal options with rentals based upon changes in the Consumer Price Index or the fair market rental value of the property. We also sublet certain of our leased facilities to third party tenants. The sublease agreements expire at various dates from 2009 to 2011.
Future operating lease commitments and future rental income as of May 31, 2008 are as follows (in thousands):

	Future Lease	Future Rental
Fiscal year	Payments	Income
2009	$35,002	$56
2010	21,021	58
2011	622	5
2012	461	—
2013	72	—

Total	$57,178	$119

Rent expense was approximately $32.8 million in fiscal 2008, $27.7 million in fiscal 2007, and $16.3 million in fiscal 2006. Rental income, which includes rents received for both owned and leased property, was $0.8 million in fiscal 2008, $5.5 million in fiscal 2007, and $6.8 million in fiscal 2006, and is recorded as an offset to operating expenses.

We have entered into purchase agreements with our contract manufacturers. As of May 30, 2008 we had purchase commitments of $65.4 million.
In September 2006 we sold all of our remaining venture portfolio investments and generated cash of approximately $1.3 million with a loss on sale of investments of $0.7 million. In August 2006, we sold certain limited partnership interests and generated cash of approximately $17.0 million with a gain on sale of investment of $2.4 million and eliminated our future capital call requirements.
Note 14: Stock Based Compensation Plans
Stock Based Compensation. To determine the fair value of stock options and employee stock purchase plan shares, in accordance with SFAS No. 123(R), we use the Black-Scholes option pricing model and apply the single-option valuation approach to the stock option valuation. In order to determine the fair value of restricted stock awards and restricted stock units we use the closing market price of 3Com common stock on the date of grant. For time-vested awards, we recognize stock-based compensation expense on a straight-line basis over the requisite service period of the awards for options granted following the adoption of SFAS No. 123(R). We recognize compensation expense for performance based restricted stock in the fiscal quarter when an event occurs that makes the probability “more than likely” that the performance metric will be achieved. For unvested stock options outstanding as of May 31, 2006, the date we adopted the fair value method of accounting, we continue to recognize stock-based compensation expense using the accelerated amortization method prescribed in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”.
Estimates of the fair value of equity awards in future periods will be affected by the market price of our common stock, as well as the actual results of certain assumptions used to value the equity awards. These assumptions include, but are not limited to, the expected volatility of the common stock price, the expected term of options granted, and the risk free interest rate.
We estimate the expected option term by analyzing the historical term period from grant to exercise and also consider the expected term for those options that are still outstanding. Options generally vest on an annual basis over a period of two to four years and have a term of seven years from the date of grant. The expected term of employee stock purchase plan shares is the average of the remaining purchase periods under each offering period. The expected volatility of the common stock is estimated using the historical volatility. We believe that historical volatility represents the best information currently available for projecting future volatility. The risk-free interest rate used in the Black-Scholes option pricing model is based on the historical U.S. Treasury zero-coupon bond issues with terms corresponding to the expected lives of the equity awards. In addition, an expected dividend yield of zero is used in the option valuation model because we do not expect to pay any cash dividends in the foreseeable future. In accordance with SFAS No. 123(R), we are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods based upon new information. In order to determine an estimated pre-vesting option forfeiture rate, we used historical forfeiture data, which currently yields an expected forfeiture rate of 27 percent. An estimated forfeiture rate has been applied to all unvested options and restricted stock outstanding as of May 31, 2006 and to all options, restricted stock awards and restricted stock units granted since May 31, 2006. Therefore, stock-based compensation expense is recorded only for those options, restricted stock awards and restricted stock units that are expected to vest.
The Company’s policy is to issue new shares, or reissue shares from treasury stock, upon settlement of share based payments.
The following table summarizes the effects of the share-based compensation expense resulting from the application of SFAS No. 123(R) to the stock options, restricted stock and employee stock purchase plan:

(In thousands)	May 31, 2008	May 31, 2007
Cost of sales	$2,134	$1,576
Sales and marketing	5,976	5,756
Research and development	3,993	4,621
General and administrative	13,104	8,142

Share-based compensation	$25,207	$20,095

As of May 31, 2008, total unrecognized stock-based compensation expense relating to unvested employee stock options, restricted stock (awards and units) and employee stock purchase plan, adjusted for estimated forfeitures, was $18.0 million, $23.1 million and $0.6 million, respectively. These amounts are expected to be recognized over a weighted-average period of 2.5 years for stock options, 2.2 years for restricted stock awards, 1.8 years for restricted stock units and 0.3 years for employee stock purchase plan. If actual forfeitures differ from current estimates, total unrecognized stock-based compensation expense will be adjusted for future changes in estimated forfeitures.
Prior to June 1, 2006, we accounted for stock options using the intrinsic value method, pursuant to the provisions of Accounting Principles Board (“APB”) No. 25. Under this method, stock-based compensation expense was measured as the difference between the option’s exercise price and the market price of the Company’s common stock on the date of grant.
Pro forma information required under SFAS No. 123 for fiscal year 2006, as if we had applied the fair value recognition provisions of SFAS No. 123 to awards granted under our equity incentive plans, was as follows:

(In thousands, except per share amounts)	Year Ended
May 31, 2006
Net loss as reported	$(100,675)
Add: Stock-based compensation included in reported net loss	9,863
Deduct: Total stock-based compensation determined under the fair value-based method, net of related tax effects	(25,496)

Adjusted net loss	$(116,308)

Net loss per share-basic and diluted:
As reported	$(0.26)
Adjusted	$(0.30)
The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The underlying weighted-average assumptions used in the Black-Scholes model and the resulting estimates of fair value per share were as follows for options granted during the years ended May 31, 2008, May 31, 2007 and May 31, 2006:

	2008	2007	2006[1]
Employee stock options:
Volatility	46.2%	42.7%	41.9%
Risk-free interest rate	3.0%	4.7%	4.3%
Dividend yield	0.0%	0.0%	0.0%
Expected life (years)	4.0	4.0	4.0
Fair value per option	$1.15	$1.67	$1.52

Employee Stock Purchase Plan:
Volatility	68.6%	39.2%	38.1%
Risk-free interest rate	2.5%	5.1%	4.4%
Dividend yield	0.0%	0.0%	0.0%
Expected life (years)	0.5	0.5	0.5
Fair value per option	$1.12	$1.10	$1.20

1	– Assumptions used in the calculation of fair value according to the provisions of SFAS No. 123.

Stock Options. As of May 31, 2008, our outstanding stock options as a percentage of outstanding shares were approximately 11 percent. Stock option detail activity was as follows (shares in thousands):

	Number of	Weighted-Average
	shares	Exercise Price
Outstanding, May 31, 2005	63,359	$5.83

Granted	21,974	4.22
Exercised	(5,467)	2.07
Canceled	(18,445)	5.83

Outstanding, May 31, 2006	61,421	5.71

Granted	24,285	4.71
Exercised	(2,527)	3.00
Canceled	(30,899)	5.94

Outstanding, May 31, 2007	52,280	5.23

Granted	6,362	2.95
Exercised	(1,823)	2.11
Canceled	(12,894)	5.41

Outstanding, May 31, 2008	43,925	$4.98

As of May 31, 2008, there were approximately 28.6 million options exercisable with a weighted-average exercise price of $5.65 per share. By comparison, there were approximately 22.2 million options exercisable as of May 31, 2007 with a weighted-average price of $6.20 per share.
During the year ended May 31, 2008 approximately 1.8 million options were exercised at an aggregate intrinsic value of $4.6 million. The exercised intrinsic value above is calculated as the difference between the market value on exercise date and the option price of the shares. The closing market value per share as of May 30, 2008, the last trading day of the fiscal year, was $2.52 as reported by The NASDAQ Global Select Market. The aggregate intrinsic value of options outstanding and options exercisable as of May 31, 2008 was $2.8 million. The aggregate options outstanding and options exercisable intrinsic value is calculated as the difference between the market value as of May 30, 2008 and the option price of the shares.
Options outstanding that are vested and expected to vest as of May 31, 2008 are as follows:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Option	Contractual	Intrinsic Value
	Shares	Price	Life (in years)	(in thousands)
Vested and expected to vest at May 31, 2008	38,562,756	$5.18	3.32	$2,805

Restricted Stock Awards. Restricted stock awards activity was as follows (shares in thousands):

	Number of	Weighted-
	Shares	Average Grant-
	(unvested)	Date Fair Value
Outstanding, May 31, 2005	1,737	4.32

Granted	2,419	3.84
Exercised	(854)	4.07
Forfeited	(1,185)	3.96

Outstanding, May 31, 2006	2,117	4.07

Granted	2,380	4.45
Exercised	(1,151)	4.13
Forfeited	(943)	4.30

Outstanding, May 31, 2007	2,403	4.33

Granted	3,740	2.88
Exercised	(1,051)	4.33
Forfeited	(1,997)	3.02

Outstanding, May 31, 2008	3,095	$3.43

During the year ended May 31, 2008 approximately 1.1 million restricted award shares with an aggregate fair value of $3.7 million became vested.
Restricted Stock Units. Restricted stock unit activity was as follows (shares in thousands):

Number of
Shares
(unvested)
Outstanding June 1, 2006	—
Granted	4,356
Vested	(836)
Forfeited	(409)

Outstanding May 31, 2007	3,111

Granted	5,738
Vested	(2,181)
Forfeited	(924)

Outstanding May 31, 2008	5,744

During the year ended May 31, 2008 approximately 2.2 million restricted share units with an aggregate fair value of $7.0 million became vested. On June 3, 2008 the Company granted to our new Chief Executive Officer 1.5 million restricted stock units having an aggregate fair value of $3.7 million.
2003 Stock Plan Description. In September 2003, our stockholders approved the 2003 Stock Plan which replaced all previous stock plans and the shares available for future grants under those prior plans. The 2003 Stock Plan provides for the issuance of non-qualified stock options, incentive stock options, restricted stock awards, restricted stock units, and stock appreciation rights to eligible employees, consultants and directors. In accordance with the 2003 Stock Plan, stock options are generally granted at not less than fair market value, have a seven year term and vest over a period of two to four years. Additionally, restricted stock awards and units are generally granted at no cost to the recipient and vest over a period of two to four years. To date, we have not granted any stock appreciation rights under the plan. Upon approval of the 2003 Stock Plan, 20 million shares were reserved for issuance. In September 2005, our stockholders authorized an additional 30 million shares.
As of May 31, 2008, shares of common stock issuable pursuant to outstanding awards granted under the 2003 Stock Plan, our previous stock plans, and options assumed by us in connection with acquisitions were 49.7 million shares and there were 11.5 million shares reserved for future grants.
Employee Stock Purchase Plan. We have an employee stock purchase plan (ESPP) under which eligible employees may authorize payroll deductions of up to ten percent of their compensation, as defined, to purchase common stock at a price of 85 percent of the lower of the fair market value as of the beginning or the end of the six-month offering period. In September 2003, our stockholders approved an increase of five million shares available for issuance under the ESPP. We recognized $1.5 million of ESPP stock-based compensation expense in the year ended May 31, 2008. Shares issued under the plan in fiscal 2008 and 2007 were 1.8 million and 1.4 million, respectively. Employee stock purchases generally occur only in the quarters ended November 30 and May 31.

Stock Reserved for Issuance. As of May 31, 2008 we had reserved common stock for issuance as follows (in thousands):

Stock option and restricted stock plans for granted shares	49,669
Stock option and restricted stock plans for future grants	11,500
Employee stock purchase plan	1,711

Total shares reserved for issuance	62,880

Preferred Shares Rights Plan. In September 1989, the Board of Directors approved a common stock purchase rights plan, which was amended and restated in December 1994, and again in March 2001. In November 2002, the Board of Directors approved a Third Amended and Restated Preferred Shares Rights Plan (the Preferred Shares Rights Plan), which replaced the March 2001 Plan. In September 2007, the Board amended the Preferred Shares Rights Plan in connection with 3Com’s now-terminated proposed acquisition by an affiliate of Bain Capital Partners. The Preferred Shares Rights Plan provides that the preferred share rights (the Rights) will become exercisable only following the acquisition by a person or a group of 15 percent or more of the outstanding common stock or ten days following the announcement of a tender or exchange offer for 15 percent or more of the outstanding common stock (the Distribution Date). After the Distribution Date, each Right will entitle the holder to purchase for $55.00 (the Exercise Price), one-one thousandth of a share of our Series A Participating Preferred Stock (or cash, stock or other assets approved by the Board of Directors) with economic terms similar to that of one share of our common stock. Upon a person or a group acquiring 15 percent or more of the outstanding common stock, each Right will allow the holder (other than the acquirer) to purchase common stock or securities of 3Com having a then current market value of two times the Exercise Price of the Right. In the event that following the acquisition of 15 percent of the common stock by an acquirer, we are acquired in a merger or other business combination or 50 percent or more of our assets or earning power is sold, each Right will entitle the holder to purchase for the Exercise Price, common stock or securities of the acquirer having a then current market value of two times the Exercise Price. In certain circumstances, the Rights may be redeemed by us at a redemption price of $0.001 per Right. If not earlier exchanged or redeemed, the Rights will expire on March 8, 2011.
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

(in thousands)	May 31, 2008		May 31, 2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Cash and equivalents	$503,644	$503,644	$559,217	$559,217
Corporate equity securities	—	—	467	467
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
Our foreign exchange forward contracts require the exchange of foreign currencies for U.S. Dollars or vice versa, and generally mature in one month or less. We had outstanding foreign exchange forward contracts with aggregate notional amounts of $43.6 million as of May 31, 2008 and $42.8 million as of May 31, 2007, that had remaining maturities of one month or less. The fair value of foreign exchange forward contracts is based on prevailing financial market information. The carrying amounts, which were also the estimated fair values, of foreign exchange forward contracts were not significant as of May 31, 2007 and 2006. See Note 2 for information concerning our significant accounting policies for foreign exchange forward contracts.
Because SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements, any aggregation of the fair value amounts presented in the table above would not necessarily represent the underlying value of all of our financial instruments.
Note 16: Interest (expense) and Other Income, Net
Interest (expense) and other income, net, consists of (in thousands):

	Years Ended May 31,
	2008	2007	2006
Interest income	$2,683	$41,310	$29,297
Interest expense	(15,770)	(447)	(212)

Interest (expense) income, net	$(13,087)	$40,863	$29,085

Other income, net	$44,364	$38,291	$8,235

Other income, net includes $45.7 million, $30.6 million and $7.3 million in fiscal year 2008, 2007 and 2006, respectively, of other income from H3C for an operating subsidy program by the Chinese VAT authorities in the form of a partial refund of VAT taxes collected by H3C from purchasers of software products. Other income also includes a gain from the insurance proceeds from our Hemel facility in fiscal 2007.
Note 17: Income Taxes
The provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended May 31,
	2008	2007	2006
Current:
Federal	$—	$—	$—
State	(189)	530	200
Foreign	3,231	19,640	(14,421)

Total current	3,042	20,170	(14,221)

Deferred
Federal	—	—	—
State	—	—	—
Foreign	(5,945)	(9,997)	(612)

Total deferred	(5,945)	(9,997)	(612)

Total	$(2,903)	$10,173	$(14,833)

The components of net deferred tax assets consist of the following (in thousands):

	May 31, 2008	May 31, 2007
Gross deferred tax assets:
Operating loss carryforwards	$1,061,779	$1,003,569
Amortization and depreciation	40,722	33,478
Tax credit carryforwards	55,708	55,618
Capital loss carryforwards	13,541	25,828
Reserves recognized in different periods for tax purposes	64,413	—
Royalty and purchased research and development	3,639	3,639
Other	577	1,270

Gross deferred tax assets	1,240,379	1,123,402

Gross deferred tax liabilities:
Reserves recognized in different periods for tax purposes	—	(144,486)
Acquired intangibles	(38,427)	(59,115)

Gross deferred tax liabilities	(38,427)	(203,601)

Valuation allowance	(1,210,771)	(937,075)

Net deferred tax liability	$(8,819)	$(17,274)

Deferred tax assets and liabilities as of both May 31, 2008 and 2007, related to the acquisition of H3C, TippingPoint and Roving Planet, include the tax effect of temporary differences and tax attributes related to these acquisitions. A valuation allowance was recorded as the realization of the TippingPoint and Roving Planet deferred tax assets was uncertain so that the impact on the net deferred tax assets was zero. We incurred a revaluation in our deferred assets and liabilities relating to our H3C subsidiary in China. The net effect of these revaluations was an increase in our tax provision for fiscal 2008 of $6.1 million.
We have net operating loss carryforwards related to the following income tax jurisdictions and expiration periods: U.S. federal loss carryforwards of approximately $2.6 billion expiring between fiscal years 2009 and 2028, substantially all of which expire between fiscal years 2021 and 2028; various state loss carryforwards of approximately $1.2 billion expiring between 2009 and 2028; and various foreign loss carryforwards with $2.9 million expiring between 2014 and 2018, and $319.0 million with an unlimited carryforward period. We also have federal capital loss carryforwards of $29.0 million expiring between fiscal years 2009 and 2012 and foreign capital loss carryforwards of $22.4 million with an unlimited carryforward period; a U.S. federal research credit carryforward of $25.6 million expiring between 2013 and 2020; a U.S. federal foreign tax credit carryforward of $4.9 million expiring between 2009 and 2013; and a U.S. federal alternative minimum tax credit carryforward of $10.7 million that has an unlimited carryforward period.
SFAS No. 109, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance relates to net operating loss and credit carryforwards and temporary differences for which we believe that realization is uncertain. The valuation allowance increased $273.7 million in fiscal 2008, decreased $5.7 million in fiscal 2007, and increased $30.6 million in fiscal 2006. The total valuation allowance of $1,210.8 million includes $145.7 million attributable to the tax benefit of stock option deductions, which, if recognized, will be allocated directly to paid-in-capital. In addition, the valuation allowance includes approximately $59.3 million for acquired net operating loss carryforwards which, if realized, would result in a decrease in goodwill. The remaining tax benefits, if recognized, would affect our effective tax rate by $1,005.8 million

The provision (benefit) for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

	Years Ended May 31,
	2008	2007	2006
Tax computed at federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal effect	(0.6)	17.1	(2.1)
Provision for combined foreign and U.S. taxes on certain foreign income at rates greater than U.S. rates	(6.8)	31.7	15.2
H3C revaluation of deferred assets and liabilities	2.6	—	—
Valuation allowance	15.7	(3.1)	24.1
Goodwill impairment	23.9	—	—
Income tax benefit arising from settlement of foreign tax audit	—	—	(19.9)
Non-deductible purchased in-process technology and merger-related charges	(0.3)	7.0	3.2

Other	(0.8)	1.8	1.7

Total	(1.3)%	19.5%	(12.8)%
Loss before income taxes includes foreign income of $38.3 million in fiscal 2008, foreign losses of $20.0 million in fiscal 2007 and foreign losses of $29.9 million in fiscal 2006. We have not provided for federal tax on approximately $299.6 million of undistributed earnings of our foreign subsidiaries because we consider these earnings to be indefinitely reinvested in foreign subsidiary operations.
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
The aggregate changes in the balance of our gross unrecognized benefits during fiscal 2008 were as follows (in thousands).

Unrecognized benefits as of June 1, 2008	$31,536
Increases related to tax positions in prior periods	896
Decreases related to tax positions in prior periods	(3,469)
Increases related to tax positions taken in the current period	3,804
Settlements with tax authorities	(13,866)
Lapses of statute of limitations	(765)

Unrecognized benefits as of May 31, 2008	$18,136

In addition to the amounts above at May 31, 2008, we had interest of $2.5 million, representing an increase of $0.4 million from the date of adoption. There were accrued no penalties as of May 31, 2008.
As of May 31, 2008 we had unrecognized tax benefits of $18.2 million including interest, if recognized, all of which would affect our effective tax rate. The $18.2 million of unrecognized tax benefits and interest are recorded in deferred taxes and long-term obligations on the balance sheet.
We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions, and our subsidiaries file tax returns in various foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as China, the United Kingdom and Singapore, as well as the U.S. With some exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations for years before 2004.

The significant exceptions are as follows. In Singapore we are subject to examination in relation to transfer pricing and other issues for fiscal years 2003 and 2004. In Hong Kong we are under examination for fiscal years 2000 to 2002 in relation to an offshore claim in respect of income from our Asia Pacific Region customer service business. It is possible that these examinations will be settled within the next twelve months and therefore it is reasonably possible that, as a result of settlement, there could be a material change in the balance of unrecognized tax benefits. However it is not possible to estimate the amount of the potential change.
During the fourth quarter of fiscal year 2008 we effectively settled the examination of a Singapore subsidiary’s returns for fiscal years 1999 to 2002, and also an examination of a Netherlands subsidiary’s return for fiscal year 1997. As a result of these settlements, we have recognized previously unrecognized tax benefits totaling $13.2 million.
We estimate that the balance of unrecognized tax benefits will decrease by approximately $0.9 million over the next twelve months as a result of the expiration of various statutes.
During fiscal year 2006, we settled a tax audit with a foreign tax authority regarding issues covering multiple years. This transaction resulted in the release of $24.3 million of our tax reserves which were previously reported under the caption “Accrued liabilities and other” on our balance sheet. The release of the reserves resulted in the following amounts being included in the statement of operations; a tax benefit of $23.0 million included in the caption “Income tax benefit” and a related foreign exchange gain of $1.3 million included in the caption “Other income (expense), net”.
Note 18: Net Loss per Share
The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Years Ended May 31,
	2008	2007	2006
Net loss	$(228,841)	$(88,589)	$(100,675)

Weighted-average shares — Basic	399,524	393,894	386,801
Effect of dilutive securities:
Employee stock options	—	—	—
Restricted stock	—	—	—

Weighted-average shares — Diluted	399,524	393,894	386,801

Net loss per share — Basic and Diluted Net loss	$(0.57)	$(0.22)	$(0.26)

Employee stock options and restricted stock totaling 52.8 million shares in fiscal 2008, 57.8 million shares in fiscal 2007 and 63.1 million shares in fiscal 2006, were not included in the computation of diluted earnings per share as the net loss for these periods would have made their effect anti-dilutive.

Note 19: Segment Information
Based on the information provided to our chief operating decision-maker (CODM) for purposes of making decisions about allocating resources and assessing performance, we review the operations of the business by looking at four reportable segments. In prior fiscal years we reported two segments, SCN and H3C. In fiscal 2008, we realigned our internal reporting and, as a result, we have changed our segment reporting to be in line with the way we are now internally managing our business. This change breaks-out the SCN segment into the Data and Voice business unit (“DVBU”), our TippingPoint security division (“TippingPoint”) and corporate expenses (“Corporate”). Amounts for fiscal years 2007 and 2006 have been recast to conform to the current management view. We do not use any allocation methods to distribute these corporate expenses to our operating business units.
Management evaluates segment performance based on segment revenue, gross profit, operating expense and operating income (loss), excluding certain corporate level costs, stock-based compensation, amortization of acquired intangible assets, and the impairment charge recorded in 2008.
Summarized financial information of our results of operations by segment for the fiscal years 2008, 2007 and 2006 is as follows.

	May 31, 2008
			Tipping			Eliminations/
(in thousands)	H3C	DVBU	Point	Corporate		Other		Total

Sales	$772,313	$551,012	$104,101	$—		$(132,547)	a	$1,294,879

Gross profit	425,394	172,384	70,197	(210)		(13,310)	c	654,455

Operating expense	283,383	198,198	70,693	45,878	b	319,784	d,e	917,936

Operating income (loss)	$142,011	$(25,814)	$(496)	$(46,088)		$(333,094)		$(263,481)

	May 31, 2007
			Tipping			Eliminations/
(in thousands)	H3C	DVBU	Point	Corporate		Other		Total

Sales	$731,131	$552,640	$90,178	$—		$(106,468)	a	$1,267,481

Gross profit	344,987	181,713	60,307	(1,196)	b	(7,357)	c	578,454

Operating expense	240,085	204,003	70,750	44,254	b	151,883	d,e	710,975

Operating income (loss)	$104,902	$(22,290)	$(10,443)	$(45,450)		$(159,240)		$(132,521)

	May 31, 2006
			Tipping			Eliminations/
(in thousands)	H3C	DVBU	Point	Corporate		Other		Total

Sales	$108,290	$634,294	$71,045	$—		$(18,822)		$794,807

Gross profit	51,437	226,452	50,175	—		—		328,064

Operating expense	30,204	288,027	66,122	56,046	b	44,768	d,e	485,167

Operating income (loss)	$21,233	$(61,575)	$(15,947)	$(56,046)		$(44,768)		$(157,103)

a	—	Represents eliminations for inter-company revenue during the respective periods. We recognize sales between our segments on the basis of cost plus a reasonable profit.

b	—	Represents costs not directly attributable to any operating business segment.

c	—	Includes stock based compensation in all periods plus purchase accounting inventory related adjustments as applicable.

d	—	Includes amortization and restructuring in all periods and stock-based compensation, acquisition related expenses, and goodwill impairment, as applicable.

e	—	Contained in eliminations and other for all years presented are; restructuring expenses that relate to both the DVBU and Corporate segments, as we do not allocate restructuring between the segments in our CODM reporting, as well as amortization expenses that relate to the H3C, Tipping Point and DVBU segments where applicable. Contained in eliminations and other in fiscal 2008 is a goodwill impairment charge that relates to the TippingPoint segment, that was recorded in the fourth quarter.

Identifiable assets	2008	2007
(in thousands)
H3C	$1,276,832	$1,394,199
DVBU/Corporate (1)	908,944	1,014,577
TippingPoint	231,277	393,637
Eliminations	(641,923)	(651,321)

Total	$1,775,130	$2,151,092

(1)	3Com reviews assets based on the total of our DVBU and Corporate segments and does not allocate between the two.

Total expenditures for additions to property, equipment	2008	2007
(in thousands)
H3C	$8,191	$16,645
DVBU/Corporate (1)	6,448	6,142
TippingPoint	3,254	5,544

Total	$17,893	$28,331

(1)	3Com reviews total expenditures for additions to property, plant and equipment based on the total of our DVBU and Corporate segments and does not allocate between the two.
Certain product groups accounted for a significant portion of our sales. Sales from these product groups as a percentage of total sales for the past three fiscal years were as follows (in thousands):

	Years Ended May 31,
	2008		2007		2006
Networking	$1,058,465	81.7%	$1,028,090	81.1%	$577,038	72.6%
Security	133,445	10.3	120,053	9.5	88,012	11.1
Voice	60,696	4.7	68,033	5.4	56,632	7.1
Services	39,583	3.1	35,871	2.8	33,357	4.2
Legacy connectivity products	2,690	0.2	15,434	1.2	39,768	5.0

Total	$1,294,879		$1,267,481		$794,807

Sales from significant customers as a percentage of total consolidated sales for the past three fiscal years were as follows:

	Years Ended May 31,
Customer	2008	2007	2006
Huawei Technologies Co.	17%	20%	4%
Ingram Micro, Inc.	10%	11%	19%
Tech Data (1)	*	*	11%

Total	27%	31%	34%

(1)	— Customer did not meet the 10 percent threshold in fiscal 2008 and 2007
Huawei Technologies Co, Ltd. (a customer of our H3C segment and the former minority shareholder of H3C) represented approximately 28 percent of our accounts receivable balance as of May 31, 2008, compared to 20 percent for the previous year. Ingram Micro, Inc (a customer of our DVBU segment) represented approximately 27 percent of our accounts receivable balance as of May 31, 2008, compared to 24 percent for the previous fiscal year.

Note 20: Geographical Information
Sales by geographic region are as follows (in thousands):

	Years Ended May 31,
Sales	2008	2007	2006
China	$609,498	$587,044	$84,170
Europe, Middle East, and Africa	292,339	272,826	298,545
North America	202,205	233,691	248,532
Asia Pacific excluding China	106,820	103,501	91,396
Latin and South America	84,017	70,419	72,164

Total	$1,294,879	$1,267,481	$794,807

Sales information by geography is reported based on the customer’s designated delivery point, or in the case of H3C’s OEM customers, the OEM’s designated hub delivery location.
The growth in our international operations has increased our exposure to foreign currency fluctuations. Primary currencies of our revenue are U.S. dollars and Chinese Renminbi; expenses include U.S. dollars, Euros, Singapore Dollars, British Pounds, and Chinese Renminbi. The income statements of our international operations whose functional currencies are the local currencies are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues and operating expenses. Conversely, our revenues and operating expenses will decrease when the U.S. dollar strengthens against foreign currencies.
Property and equipment, net by geographic region are as follows (in thousands):

	May 31,	May 31,
	2008	2007
Property and equipment, net:
United States	$22,022	$30,104
United Kingdom	8,008	7,843
China	20,436	32,070
Other	3,848	6,443

Total	$54,314	$76,460

Property and equipment by geography is based on the physical location of the assets at the end of the fiscal year. As of May 31, 2008 and May 31, 2007, property and equipment in the United States, the United Kingdom and China exceeded ten percent of total property and equipment, as shown in the table above.
Note 21: Employee Benefit Plan and EARP
We have adopted a plan known as the 3Com 401(k) Plan (the 401(k) Plan) to provide retirement benefits to domestic employees. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Participants may elect to contribute from one percent to 22 percent of their annual compensation to the 401(k) Plan each calendar year, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, the 401(k) Plan provides for contributions as determined by the Board of Directors. We match 50 percent for each dollar on the first six percent of eligible annual compensation contributed by the employee. Employees become vested in our matching contributions according to a three-year vesting schedule based on initial date of hire. Matching contributions to the 401(k) Plan totaled $1.8 million in fiscal 2008, $1.9 million in fiscal 2007, and $2.2 million in fiscal 2006.

The closing of the acquisition of Huawei’s remaining interest in H3C in fiscal 2007 triggered a bonus program for substantially all of H3C’s approximately 4,800 employees. This program, which was implemented by Huawei and 3Com in a prior period, is called the Equity Appreciation Rights Plan, or EARP, and funds a bonus pool based upon a percentage of the appreciation in H3C’s value from the initiation of the program to the time of the closing of the acquisition. A portion of the program is based on cumulative earnings of H3C. The total value of the EARP is expected to be approximately $180 million. At May 31, 2007, $57 million of the change-in-control portion of the EARP and an additional $37 million for fiscal 2007 cumulative earnings was accrued for on the balance sheet and was paid in the first quarter of fiscal 2008. At May 31, 2008 we accrued $35 million for the fiscal 2008 cumulative earnings which is expected to be paid in the first quarter of fiscal 2009. H3C expects the unvested portion amounting to $44 million to be accrued in H3C’s operating results over the next three years serving as a continued retention and incentive program for employees.
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
On December 5, 2001, TippingPoint and two of its current and former officers and directors, as well as the managing underwriters in TippingPoint’s initial public offering, were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit, which is part of a consolidated action that includes over 300 similar actions, is captioned In re Initial Public Offering Securities Litigation, Brian Levey vs. TippingPoint Technologies, Inc., et al. (Civil Action Number 01-CV-10976). The principal allegation in the lawsuit is that the defendants participated in a scheme to manipulate the initial public offering and subsequent market price of TippingPoint’s stock (and the stock of other public companies) by knowingly assisting the underwriters’ requirement that certain of their customers had to purchase stock in a specific initial public offering as a condition to being allocated shares in the initial public offerings of other companies. In relation to TippingPoint, the purported plaintiff class for the lawsuit is comprised of all persons who purchased TippingPoint stock from March 17, 2000 through December 6, 2000. The suit seeks rescission of the purchase prices paid by purchasers of shares of TippingPoint common stock. On September 10, 2002, TippingPoint’s counsel and counsel for the plaintiffs entered into an agreement pursuant to which the plaintiffs dismissed, without prejudice, TippingPoint’s former and current officers and directors from the lawsuit. In May 2003, a memorandum of understanding was executed by counsel for the plaintiffs, the issuer-defendants and their insurers setting forth the terms of a settlement that would result in the termination of all claims brought by the plaintiffs against the issuer-defendants and the individual defendants named in the lawsuit. In August 2003, TippingPoint’s Board of Directors approved the settlement terms described in the memorandum of understanding. In May 2004, TippingPoint signed a settlement agreement on behalf of itself and its current and former directors and officers with the plaintiffs. This settlement agreement formalizes the previously approved terms of the memorandum of understanding and, subject to certain conditions, provides for the complete dismissal, with prejudice, of all claims against TippingPoint and its current and former directors and officers. Any direct financial impact of the settlement is expected to be borne by TippingPoint’s insurers. On August 31, 2005, the District Court issued its preliminary approval of the settlement terms. The settlement remains subject to numerous conditions, including final approval by the District Court. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit held that the District Court erred in granting class-action status to six “focus cases” of the consolidated class action lawsuits that comprise the action. The impact of this decision on the settlement is uncertain. The Plaintiffs petitioned the Second Circuit to hear this case en banc, but the appeals court rejected the petition. . The matter was referred back to the District Court and, on May 30, 2007, the Plaintiffs orally moved for certification of the class in the consolidated class actions. The District Court has not ruled on this motion. If the settlement does not occur for any reason and the litigation against TippingPoint continues, we intend to defend this action vigorously, but cannot make any predictions about the outcome. To the extent necessary, we will seek indemnification and/or contribution from the underwriters in TippingPoint’s initial public offering pursuant to its underwriting agreement with the underwriters. However, there can be no assurance that indemnification or contribution will be available to TippingPoint or enforceable against the underwriters.

On December 22, 2006, Australia’s Commonwealth Scientific and Research Organization (CSIRO) filed suit in the United States District Court for the Eastern District of Texas (Tyler Division) against several manufacturers and suppliers of wireless products, including 3Com, seeking money damages and injunctive relief. CSIRO alleges that the manufacture, use, and sale of wireless products compliant with the IEEE 802.11(a), 802.11(g), or draft 802.11(n) wireless standards infringes on CSIRO’s patent, U.S. Patent No. 5,487,069. On March 9, 2007, 3Com filed its Answer, denying infringement and claiming invalidity and unenforceability of the CSIRO patent, among other defenses. The case is in the discovery phase of litigation. A Markman hearing, wherein the scope of CSIRO’s patent was argued, was held on June 26, 2008. A decision is pending. The majority of 3Com’s wireless products are supplied to the Company under OEM Purchase and Development Agreements that impose substantial intellectual property indemnifications obligations upon 3Com’s suppliers. However, there can be no assurance that indemnification will be available and we cannot make any predictions as to the outcome of this litigation, but intend to vigorously defend the matter.
Between September 28, 2007 and October 10, 2007, five putative class action complaints were filed in the Court of Chancery of the State of Delaware in connection with the announcement of the proposed acquisition of the Company by affiliates of Bain Capital Partners — Fisk v. 3Com Corporation, et al., Civil Action No. 3256-VCL; Bendit v. 3Com Corporation, et al., Civil Action No. 3258-VCL; Litvintchouk v. Robert Y.L. Mao, et al., Civil Action No. 3264-VCL; Kadlec v. 3Com Corporation, et al., Civil Action No. 3268-VCL; and Kahn v. 3Com Corporation, et al., Civil Action No. 3286-VCL. On October 12, 2007, the above-referenced actions were consolidated for all purposes and captioned: IN RE: 3COM SHAREHOLDERS LITIGATION, Civil Action No. 3256-VCL. An additional two putative class action complaints were filed in the Superior Court of Middlesex County, Massachusetts — Tansey v. 3Com Corporation, et al., Civil Action No. 07-3768, and Davenport v. Benhamou, et al., Civil Action No. 07-3973F. In light of the termination of the proposed acquisition of the Company, all of these cases have now been dismissed.
Note 23: Purchased Technology License Impairment Charge
During the closing process for the three months ended February 28, 2006, management decided to discontinue certain development plans utilizing a purchased technology license for which we did not have an alternative use. Management believed this decision indicated that the carrying value of the related asset may have been impaired and that an impairment analysis should be performed. In performing the analysis for recoverability, management estimated the future cash flows expected to result from this license. We recorded a $4.2 million impairment charge based on this recoverability analysis. The impaired asset was fully written off and recorded in research and development as of February 28, 2006. There were no impairment charges recorded in fiscal 2008 and 2007 other than the goodwill impairment charge, see Note 9 for further details.
Note 24: Quarterly Results of Operations (Unaudited)

	Fiscal 2008				Fiscal 2007
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Sales	$319,434	$317,801	$336,390	$321,254	$300,144	$332,976	$323,441	$310,920

Gross profit	148,936	152,120	179,674	173,725	136,429	150,151	153,437	138,437
Gross profit margin %	46.6%	47.9%	53.4%	54.1%	45.5%	45.1%	47.4%	44.5%

Operating loss	(25,687)	(41,331)	(6,066)	(190,397)	(20,868)	(9,380)	(8,935)	(93,338)

Net loss	(18,654)	(35,624)	(7,840)	(166,723)	(14,068)	(3,516)	(4,779)	(66,226)

Basic and diluted loss per share	$(0.05)	$(0.09)	$(0.02)	$(0.41)	$(0.04)	$(0.01)	$(0.01)	$(0.17)

We acquired majority (51 percent) ownership of Huawei-3Com Co., Ltd. (“H3C”), a China-based joint venture, on January 27, 2006 and determined it was then appropriate to consolidate H3C’s results. For the first three quarters of fiscal 2007 we had minority interest in the calculation of net income. On March 29, 2007, 3Com Technologies completed its purchase of the remaining 49 percent. Related to the purchase of the final 49 percent we did not have a minority interest in the fourth quarter of fiscal 2007 and thereafter.
Note 25: Subsequent Event
On July 11, 2008, 3Com Corporation and Realtek Group entered into three agreements that document the resolution of the patent dispute between the parties and provide for the non-exclusive license by 3Com to Realtek of certain patents and related network interface technology for license fees totaling $70 million. On July 18, 2008 we received the first installment payment of $35 million.
The agreement between 3Com and Realtek documents the resolution of the litigation between the parties and provides for the dismissal of the lawsuit and mutual releases between the parties to be effective upon satisfaction of the parties’ obligations under two non-exclusive license agreements, including the payment by the Realtek Group of the license fees within 45 days.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of May 30, 2008, our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended May 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our management has assessed the effectiveness of our internal control over financial reporting as of May 30, 2008. Management’s evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
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
Based on the COSO criteria and our management’s evaluation, our management has concluded that our internal control over financial reporting was effective as of May 30, 2008.
Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the financial statements included in this Annual Report on Form 10-K and has audited our internal control over financial reporting. Deloitte & Touche’s reports for these audits appear in this Annual Report on Form 10-K and has issued an attestation report on our internal control over financial reporting. This report appears in this Annual Report on Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
3Com Corporation
Marlborough, Massachusetts
We have audited the internal control over financial reporting of 3Com Corporation (3Com) as of May 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. 3Com management is responsible for maintaining effective internal control over financial reporting and for their assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on 3Com’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, 3Com maintained, in all material respects, effective internal control over financial reporting as of May 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended May 30, 2008 of 3Com and our report dated July 25, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule, and includes an explanatory paragraph regarding 3Com’s adoption of Statement of Financial Accounting Standards No. 123(Revised), Share-Based Payment.
/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
July 25, 2008

ITEM 9B. OTHER INFORMATION
None
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(a) Directors
Incorporated herein by reference is the information appearing under the caption “Nominees and Other Directors” in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders (Proxy Statement).
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
(d) Code of Ethics
We have adopted a Code of Ethics and Business Conduct that applies to all employees, including our principal executive officer, principal financial officer and principal accounting officer and persons performing similar functions. Our Code of Ethics and Business Conduct, which is available on our website at http://www.3com.com, complies with the rules of the SEC and the listing standards of The NASDAQ Global Select Market. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K, regarding an amendment to or waiver from our code of ethics, by posting the required information on our Internet website at http://www.3com.com and will send a paper copy to any stockholder who submits a request in writing to our Secretary.
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a	)(1)	Financial Statements — See Index to Consolidated Financial Statements and Financial Statement Schedule at page 50 of this Form 10-K.

	(2)	Financial Statement Schedule — See Financial Statement Schedule at page 98 of this Form 10-K.

	(3)	Exhibits — See Exhibit Index at page 91 of this Form 10-K.
(b)	See Exhibit Index at page 91 of this Form 10-K.

(c)	See Index to Consolidated Financial Statements and Financial Statement Schedule at page 53 of this Form 10-K.
EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	002-92053	2.1	4/4/00

2.2	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.	10-Q	002-92053	2.11	4/4/00

2.3	Agreement and Plan of Merger, dated December 13, 2004, by and among the Registrant, Topaz Acquisition Corporation and TippingPoint Technologies, Inc.	8-K	000-12867	2.1	12/16/04

2.4	Securities Purchase Agreement by and among 3Com Corporation, 3Com Technologies, Huawei Technologies Co., Ltd. and Shenzhen Huawei Investment & Holding Co., Ltd., dated as of October 28, 2005	8-K/A	000-12867	2.1	3/30/06

2.5	Stock Purchase Agreement by and between Shenzhen Huawei Investment & Holding Co., Ltd. and 3Com Technologies, dated as of December 22, 2006	8-K	000-12867	10.1	12/27/06

2.6	Agreement and Plan of Merger by and among Diamond II Holdings, Inc., Diamond II Acquisition Corp. and 3Com Corporation, dated as of September 28, 2007	8-K/A	000-12867	2.1	9/28/07

3.1	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger	10-Q	002-92053	3.4	10/8/99

3.2	Registrant’s Bylaws, as amended on March 23, 2005	8-K	000-12867	3.1	3/28/05

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	10-Q	000-12867	3.6	10/11/01

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.1	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002 (“Rights Plan”)	8-A/A	000-12867	4.1	11/27/02

4.2	Amendment No. 1 to Rights Plan, dated as of September 28, 2007	8-K/A	000-12867	4.1	9/28/07

10.1	3Com Corporation 1983 Stock Option Plan, as amended and restated effective September 30, 2001*	10-Q	000-12867	10.1	1/11/02

10.2	3Com Corporation 1984 Employee Stock Purchase Plan, amended and restated as of June 18, 2008 (subject to shareholder approval)*					X

10.3	3Com Corporation Director Stock Option Plan, as amended*	10-Q	000-12867	10.4	10/10/03

10.4	3Com Corporation Restricted Stock Plan, as amended July 1, 2001*	10-K	000-12867	10.6	8/2/02

10.5	3Com Corporation 1994 Stock Option Plan, as amended and restated effective April 30, 2002*	10-K	000-12867	10.7	8/2/02

10.6	3Com Corporation 2003 Stock Plan, as amended*	8-K	000-12867	10.1	10/3/05

10.7	Stand Alone Stock Option Agreement dated January 25, 2006 by and between R. Scott Murray and 3Com Corporation *	10-Q	000-12867	10.8	4/10/06

10.8	Stand Alone Stock Option Agreement dated September 5, 2006 by and between Edgar Masri and 3Com Corporation *	10-Q	000-12867	10.2	10/10/06

10.9	Stand Alone Stock Option Agreement dated July 3, 2007 by and between Jay Zager and 3Com Corporation *	S-8	333-144322	10.2	7/3/07

10.10	Stand Alone Restricted Stock Agreement dated July 3, 2007 by and between Jay Zager and 3Com Corporation *	S-8	333-144322	10.3	7/3/07

10.11	Form of Stock Option Agreement for 2003 Stock Plan (Non-Employee Directors)	10-K	000-12867	10.7	8/5/05

10.12	Form of Stock Option Agreement for 2003 Stock Plan (Employees)*	10-K	000-12867	10.8	8/5/05

10.13	Form of Performance Accelerated Vesting Restricted Stock Agreement*	10-K	000-12867	10.9	8/5/05

10.14	Form of Performance Vesting Restricted Stock Agreement*	10-Q	000-12867	10.6	4/10/06

10.15	Form of Restricted Stock Grant Agreement - Standard 4-Year Vesting*	10-K	000-12867	10.10	8/5/05

10.16	Form of Restricted Stock Agreement (Time-Based Vesting)*	8-K	000-12867	10.2	11/17/05

10.17	Form of Restricted Stock Unit Grant Award Agreement*	10-Q	000-12867	10.3	10/10/06

10.18	R. Scott Murray Employment Agreement, amended and restated as of February 2, 2006, between the registrant and R. Scott Murray *	8-K/A	000-12867	10.1	2/6/06

10.19	Performance Vesting Restricted Stock Agreement dated January 25, 2006 by and between R. Scott Murray and 3Com Corporation *	10-Q	000-12867	10.7	4/10/06

10.20	Edgar Masri Employment Agreement, dated as of August 8, 2007, between the registrant and Edgar Masri *	8-K	000-12867	10.1	8/9/06

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.21	Employment Agreement, effective as of March 29, 2007, between H3C and Shusheng Zheng*	10-K	000-12867	10.21	7/31/07

10.22	Offer Letter dated May 9, 2007 between the Registrant and Jay Zager*	8-K	000-12867	10.1	5/10/07

10.23	Offer Letter dated June 19, 2004 between the Registrant and Donald M, Halsted III*	10-K	000-12867	10.16	8/11/06

10.24	Offer Letter dated September 12, 2003 between the Registrant and Neal D. Goldman*	10-K	000-12867	10.17	8/11/06

10.25	Offer Letter dated November 2, 2005 between the Registrant and Marc Willebeek-LeMair*	10-K	000-12867	10.18	8/11/06

10.26	Offer Letter dated April 11, 2006 between the Registrant and Robert Dechant*	8-K	000-12867	10.1	4/17/06

10.27	Offer Letter dated November 2, 2005 between the Registrant and James Hamilton*	10-K	000-12867	10.27	7/31/07

10.28	Severance Benefits Agreement dated February 28, 2007, between the Registrant and James Hamilton*	10-K	000-12867	10.28	7/31/07

10.29	Robert Y. L. Mao Employment Agreement, dated as of August 7, 2006, between the registrant and Robert Y. L. Mao*	10-K	000-12867	10.29	7/31/07

10.30	Robert Y. L. Mao Employment Agreement dated as of April 29, 2008, between the registrant and Robert Y. L. Mao*	8-K	000-12867	10.1	4/30/08

10.31	Ronald A. Sege Employment Agreement dated as of April 29, 2008, between the registrant and Ronald A. Sege *	8-K	000-12867	10.2	4/30/08

10.32	Stand Alone Stock Option Agreement dated May 6, 2008 by and between Ronald A. Sege and 3Com Corporation *					X

10.33	Stand Alone Restricted Stock Agreement dated May 6, 2008 by and between Ronald A. Sege and 3Com Corporation *					X

10.34	Summary of Equity Appreciation Rights Plan (H3C Technologies)*	10-K	000-12867	10.31	7/31/07

10.35	3Com Corporation Section 16 Officer Severance Plan, amended and restated effective September 11, 2006 *	10-Q	000-12867	10.3	1/09/07

10.36	Above Grade Severance Plan effective September 11, 2006 *	10-K	000-12867	10.33	7/31/07

10.37	Form of Severance Benefits Agreement between the Registrant and each of the officers or former officers named in our proxy statement (other than Messrs. Mao, Sege. Masri and Murray)*	8-K	000-12867	10.3	4/4/06

10.38	Form of Management Retention Agreement between the Registrant and each of the following officers or former officers named in our proxy statement: Messrs. Goldman, Halsted, Hamilton and Willebeek-LeMair*	10-K	000-12867	10.15	8/5/05

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.39	Form of Management Retention Agreement between the Registrant and the following officers or former officers named in our proxy statements: Messrs. Dechant, Zheng and Zager and future executive officers other than Messrs. Mao, Sege, Masri and Murray*	10-K	000-12867	10.36	7/31/07

10.40	3Com Corporation Deferred Compensation Plan*	10-K	000-12867	10.23	8/9/04

10.41	Form of Indemnity Agreement between the Registrant and its officers and directors	S-3/A	333-102591	10.1	4/9/03

10.42	Office Lease, dated as of November 26, 2002, by and between Marlborough Campus Limited Partnership and the Registrant	10-K	000-12867	10.20	8/9/04

10.43	First Amendment to Lease, dated as of November 26, 2002, by and between Marlborough Campus Limited Partnership and the Registrant	10-K	000-12867	10.17	8/5/05

10.44	Second Amendment to Lease, dated as of July 18, 2005, by and between 3Com Corporation and Marlborough Campus Limited Partnership	10-Q	000-12867	10.2	4/5/05

10.45	Third Amendment to Lease, dated as of July 18, 2005, by and between 3Com Corporation and Marlborough Campus Limited Partnership	8-K	000-12867	10.1	7/22/05

10.46	Fourth Amendment to Lease dated as of December 12, 2005 by and between Marlborough Campus Limited Partnership and 3Com Corporation	10-Q	000-12867	10.1	1/09/07

10.47	Fifth Amendment to Lease dated as of October 27, 2006 by and between Bel Marlborough I LLC and 3Com Corporation	10-Q	000-12867	10.2	1/09/07

10.48	Agreement for the Lease of Hangzhou Real Property between Huawei Technologies Co. Ltd. and Hangzhou Huawei-3Com Technology Co., Ltd. dated January 1, 2004	10-Q	000-12867	10.7	10/10/06

10.49	Shareholders’ Agreement by and among Shenzhen Huawei Investment & Holding Co. Ltd., 3Com Technologies and Huawei-3Com Co., Ltd. (the “Shareholders’ Agreement”) dated as of November 15, 2003 (Certain Portions Omitted; Confidential Treatment Requested)	10-K	000-12867	10.33	8/11/06

10.50	Amendment No. 1 to the Shareholders’ Agreement dated as of July 31, 2004 (Certain Potions Omitted; Confidential Treatment Requested)	10-K	000-12867	10.34	8/11/06

10.51	Amendment No. 2 to the Shareholders’ Agreement dated as of January 27, 2006 (Certain Portions Omitted; Confidential Treatment Requested)	10-K	000-12867	10.35	8/11/06

10.52	Credit and Guaranty Agreement dated as of March 22, 2007 among H3C Holdings Limited, as Borrower, 3Com Corporation, 3Com Holdings Limited and 3Com Technologies, as Holdco Guarantors, various Lenders, Goldman Sachs Credit Partners L.P., as Mandated Lead Arranger, Bookrunner, Administrative Agent and Syndication Agent, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	8-K	000-12867	10.1	3/23/07

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.53	Amended and Restated Credit and Guaranty Agreement dated as of May 25, 2007 and effective as of May 31, 2007 among H3C Holdings Limited, as Borrower, 3Com Corporation, 3Com Holdings Limited and 3Com Technologies, as Holdco Guarantors, H3C Technologies Co., Limited, as Guarantor, various Lenders, Goldman Sachs Credit Partners L.P., as Mandated Lead Arranger, Bookrunner, Administrative Agent and Syndication Agent, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent (the “A&R Credit Agreement”)	8-K	000-12867	10.1	5/25/07

10.54	First Amendment to A&R Credit Agreement, dated as of June 18, 2008					X

10.55	Borrower Share Charge dated March 22, 2007 among 3Com Technologies, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	10-K	000-12867	10.53	7/31/07

10.56	Borrower Fixed and Floating Charge dated March 22, 2007 among H3C Holdings Limited, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	10-K	000-12867	10.54	7/31/07

10.57	Borrower Charge Over Bank Accounts dated March 22, 2007 among H3C Holdings Limited, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	10-K	000-12867	10.55	7/31/07

10.58	H3C Fixed and Floating Charge dated April 3, 2007 among Huawei-3Com Co., Limited, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	10-K	000-12867	10.56	7/31/07

10.59	H3C Share Mortgage dated March 30, 2007 among H3C Holdings Limited, as Mortgagor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	10-K	000-12867	10.57	7/31/07

10.60	H3C Equitable Share Charge dated March 29, 2007 among 3Com Technologies, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	10-K	000-12867	10.58	7/31/07

10.61	Deed of Charge in relation to the 100% equity interests in WFOE dated April 3, 2007 among Huawei-3Com Co., Limited, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	10-K	000-12867	10.59	7/31/07

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.62	Deed of Charge in relation to the 100% equity interests in Queenhive dated April 3, 2007 among Huawei-3Com Co., Limited, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	10-K	000-12867	10.60	7/31/07

10.63	Deed of Release made March 30, 2007 by Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent, in favour of 3Com Technologies	10-K	000-12867	10.61	7/31/07

10.64	Purchase and Sale Agreement made as of July 24, 2006 by and between 3Com Corporation and SSC II, L.P.	8-K	000-12867	10.1	7/26/06

21.1	Subsidiaries of Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP					X

31.1	Certification of Principal Executive Officer					X

31.2	Certification of Principal Financial Officer					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of July, 2008.

3COM CORPORATION (Registrant)

By	/s/ Robert Y. L. Mao
Robert Y. L. Mao
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of July, 2008.

Signature		Title

Chief Executive Officer
/s/	ROBERT Y. L. MAO	and Director

	(Robert Y. L. Mao)	(Principal Executive Officer)

Executive Vice President,
/s/	JAY ZAGER	Chief Financial Officer

	(Jay Zager)	(Principal Financial and Accounting Officer)

/s/	ERIC A. BENHAMOU	Chairman of the Board

(Eric A. Benhamou)

/s/	GARY T. DICAMILLO	Director

(Gary T. DiCamillo)

Director

(James R. Long)

Director

(Raj Reddy)

/s/	RONALD A. SEGE	President and Chief Operating Officer and Director

(Ronald A. Sege)

/s/	DOMINIQUE TREMPONT	Director

(Dominique Trempont)

SCHEDULE II
3Com Corporation
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended May 31, 2006, 2007, and 2008
(In thousands)

		Additions
	Balance at	Charged					Balance at
	Beginning of	to Costs and					End of
Description	Period	Expenses	Other		Deductions		Period
Year ended May 31, 2006:

Allowance for doubtful accounts	$15,090	$1,000	$165	(2)	$(167	)(1)	$16,422
Allowance for product returns	5,052	15,288	6,768	(2)	18,416		8,692
Accrued product warranty	41,782	28,424	4,543	(2)	32,958		41,791

Year ended May 31, 2007:

Allowance for doubtful accounts	16,422	$(586)	$—		$544	(1)	$15,292
Allowance for product returns	8,692	13,963	—		16,614		6,041
Accrued product warranty	41,791	46,406	—		47,601		40,596

Year ended May 31, 2008:

Allowance for doubtful accounts	15,292	$(2,234)	$—		$805	(1)	$12,253
Allowance for product returns	6,041	12,965	—		14,388		4,618
Accrued product warranty	40,596	33,989	—		37,688		36,897

(1)	Accounts written off — net of recoveries

(2)	Represents reserves related to the H3C acquisition

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Master Separation and Distribution	10-Q	002-92053	2.1	4/4/00
	Agreement between the Registrant and Palm,
	Inc. effective as of December 13, 1999

2.2	Indemnification and Insurance Matters	10-Q	002-92053	2.11	4/4/00
	Agreement between the Registrant and Palm,
	Inc.

2.3	Agreement and Plan of Merger, dated	8-K	000-12867	2.1	12/16/04
	December 13, 2004, by and among the
	Registrant, Topaz Acquisition Corporation
	and TippingPoint Technologies, Inc.

2.4	Securities Purchase Agreement by and among	8-K/A	000-12867	2.1	3/30/06
	3Com Corporation, 3Com Technologies, Huawei
	Technologies Co., Ltd. and Shenzhen Huawei
	Investment & Holding Co., Ltd., dated as of
	October 28, 2005

2.5	Stock Purchase Agreement by and between	8-K	000-12867	10.1	12/27/06
	Shenzhen Huawei Investment & Holding Co.,
	Ltd. and 3Com Technologies, dated as of
	December 22, 2006

2.6	Agreement and Plan of Merger by and among	8-K/A	000-12867	2.1	9/28/07
	Diamond II Holdings, Inc., Diamond II
	Acquisition Corp. and 3Com Corporation,
	dated as of September 28, 2007

3.1	Corrected Certificate of Merger filed to	10-Q	002-92053	3.4	10/8/99
	correct an error in the Certificate of
	Merger

3.2	Registrant’s Bylaws, as amended on March	8-K	000-12867	3.1	3/28/05
	23, 2005

3.3	Certificate of Designation of Rights,	10-Q	000-12867	3.6	10/11/01
	Preferences and Privileges of Series A
	Participating Preferred Stock

4.1	Third Amended and Restated Preferred Shares	8-A/A	000-12867	4.1	11/27/02
	Rights Agreement, dated as of November 4,
	2002 (“Rights Plan”)

4.2	Amendment No. 1 to Rights Plan, dated as of	8-K/A	000-12867	4.1	9/28/07
	September 28, 2007

10.1	3Com Corporation 1983 Stock Option Plan, as	10-Q	000-12867	10.1	1/11/02
	amended and restated effective September
	30, 2001*

10.2	3Com Corporation 1984 Employee Stock					X
	Purchase Plan, amended and restated as of
	June 18, 2008 (subject to shareholder
	approval)*

10.3	3Com Corporation Director Stock Option	10-Q	000-12867	10.4	10/10/03
	Plan, as amended*

10.4	3Com Corporation Restricted Stock Plan, as	10-K	000-12867	10.6	8/2/02
	amended July 1, 2001*

10.5	3Com Corporation 1994 Stock Option Plan, as	10-K	000-12867	10.7	8/2/02
	amended and restated effective April 30,
	2002*

10.6	3Com Corporation 2003 Stock Plan, as	8-K	000-12867	10.1	10/3/05
	amended*

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.7	Stand Alone Stock Option Agreement dated	10-Q	000-12867	10.8	4/10/06
	January 25, 2006 by and between R. Scott
	Murray and 3Com Corporation *

10.8	Stand Alone Stock Option Agreement dated	10-Q	000-12867	10.2	10/10/06
	September 5, 2006 by and between Edgar
	Masri and 3Com Corporation *

10.9	Stand Alone Stock Option Agreement dated	S-8	333-144322	10.2	7/3/07
	July 3, 2007 by and between Jay Zager and
	3Com Corporation *

10.10	Stand Alone Restricted Stock Agreement	S-8	333-144322	10.3	7/3/07
	dated July 3, 2007 by and between Jay Zager
	and 3Com Corporation *

10.11	Form of Stock Option Agreement for 2003	10-K	000-12867	10.7	8/5/05
	Stock Plan (Non-Employee Directors)

10.12	Form of Stock Option Agreement for 2003	10-K	000-12867	10.8	8/5/05
	Stock Plan (Employees)*

10.13	Form of Performance Accelerated Vesting	10-K	000-12867	10.9	8/5/05
	Restricted Stock Agreement*

10.14	Form of Performance Vesting Restricted	10-Q	000-12867	10.6	4/10/06
	Stock Agreement*

10.15	Form of Restricted Stock Grant Agreement -	10-K	000-12867	10.10	8/5/05
	Standard 4-Year Vesting*

10.16	Form of Restricted Stock Agreement	8-K	000-12867	10.2	11/17/05
	(Time-Based Vesting)*

10.17	Form of Restricted Stock Unit Grant Award	10-Q	000-12867	10.3	10/10/06
	Agreement*

10.18	R. Scott Murray Employment Agreement,	8-K/A	000-12867	10.1	2/6/06
	amended and restated as of February 2,
	2006, between the registrant and R. Scott
	Murray *

10.19	Performance Vesting Restricted Stock	10-Q	000-12867	10.7	4/10/06
	Agreement dated January 25, 2006 by and
	between R. Scott Murray and 3Com
	Corporation *

10.20	Edgar Masri Employment Agreement, dated as	8-K	000-12867	10.1	8/9/06
	of August 8, 2007, between the registrant
	and Edgar Masri *

10.21	Employment Agreement, effective as of March	10-K	000-12867	10.21	7/31/07
	29, 2007, between H3C and Shusheng Zheng*

10.22	Offer Letter dated May 9, 2007 between the	8-K	000-12867	10.1	5/10/07
	Registrant and Jay Zager*

10.23	Offer Letter dated June 19, 2004 between	10-K	000-12867	10.16	8/11/06
	the Registrant and Donald M, Halsted III*

10.24	Offer Letter dated September 12, 2003	10-K	000-12867	10.17	8/11/06
	between the Registrant and Neal D. Goldman*

10.25	Offer Letter dated November 2, 2005 between	10-K	000-12867	10.18	8/11/06
	the Registrant and Marc Willebeek-LeMair*

10.26	Offer Letter dated April 11, 2006 between	8-K	000-12867	10.1	4/17/06
	the Registrant and Robert Dechant*

10.27	Offer Letter dated November 2, 2005 between	10-K	000-12867	10.27	7/31/07
	the Registrant and James Hamilton*

10.28	Severance Benefits Agreement dated February	10-K	000-12867	10.28	7/31/07
	28, 2007, between the Registrant and James
	Hamilton*

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.29	Robert Y. L. Mao Employment Agreement,	10-K	000-12867	10.29	7/31/07
	dated as of August 7, 2006, between the
	registrant and Robert Y. L. Mao*

10.30	Robert Y. L. Mao Employment Agreement dated	8-K	000-12867	10.1	4/30/08
	as of April 29, 2008, between the
	registrant and Robert Y. L. Mao*

10.31	Ronald A. Sege Employment Agreement dated	8-K	000-12867	10.2	4/30/08
	as of April 29, 2008, between the
	registrant and Ronald A. Sege *

10.32	Stand Alone Stock Option Agreement dated					X
	May 6, 2008 by and between Ronald A. Sege
	and 3Com Corporation *

10.33	Stand Alone Restricted Stock Agreement					X
	dated May 6, 2008 by and between Ronald A.
	Sege and 3Com Corporation *

10.34	Summary of Equity Appreciation Rights Plan	10-K	000-12867	10.31	7/31/07
	(H3C Technologies)*

10.35	3Com Corporation Section 16 Officer	10-Q	000-12867	10.3	1/09/07
	Severance Plan, amended and restated
	effective September 11, 2006 *

10.36	Above Grade Severance Plan effective	10-K	000-12867	10.33	7/31/07
	September 11, 2006 *

10.37	Form of Severance Benefits Agreement	8-K	000-12867	10.3	4/4/06
	between the Registrant and each of the
	officers or former officers named in our
	proxy statement (other than Messrs. Mao,
	Sege. Masri and Murray)*

10.38	Form of Management Retention Agreement	10-K	000-12867	10.15	8/5/05
	between the Registrant and each of the
	following officers or former officers named
	in our proxy statement: Messrs. Goldman,
	Halsted, Hamilton and Willebeek-LeMair*

10.39	Form of Management Retention Agreement	10-K	000-12867	10.36	7/31/07
	between the Registrant and the following
	officers or former officers named in our
	proxy statements: Messrs. Dechant, Zheng
	and Zager and future executive officers
	other than Messrs. Mao, Sege, Masri and
	Murray*

10.40	3Com Corporation Deferred Compensation Plan*	10-K	000-12867	10.23	8/9/04

10.41	Form of Indemnity Agreement between the	S-3/A	333-102591	10.1	4/9/03
	Registrant and its officers and directors

10.42	Office Lease, dated as of November 26,	10-K	000-12867	10.20	8/9/04
	2002, by and between Marlborough Campus
	Limited Partnership and the Registrant

10.43	First Amendment to Lease, dated as of	10-K	000-12867	10.17	8/5/05
	November 26, 2002, by and between
	Marlborough Campus Limited Partnership and
	the Registrant

10.44	Second Amendment to Lease, dated as of July	10-Q	000-12867	10.2	4/5/05
	18, 2005, by and between 3Com Corporation
	and Marlborough Campus Limited Partnership

10.45	Third Amendment to Lease, dated as of July	8-K	000-12867	10.1	7/22/05
	18, 2005, by and between 3Com Corporation
	and Marlborough Campus Limited Partnership

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.46	Fourth Amendment to Lease dated as of	10-Q	000-12867	10.1	1/09/07
	December 12, 2005 by and between
	Marlborough Campus Limited Partnership and
	3Com Corporation

10.47	Fifth Amendment to Lease dated as of	10-Q	000-12867	10.2	1/09/07
	October 27, 2006 by and between Bel
	Marlborough I LLC and 3Com Corporation

10.48	Agreement for the Lease of Hangzhou Real	10-Q	000-12867	10.7	10/10/06
	Property between Huawei Technologies Co.
	Ltd. and Hangzhou Huawei-3Com Technology
	Co., Ltd. dated January 1, 2004

10.49	Shareholders’ Agreement by and among	10-K	000-12867	10.33	8/11/06
	Shenzhen Huawei Investment & Holding Co.
	Ltd., 3Com Technologies and Huawei-3Com
	Co., Ltd. (the “Shareholders’ Agreement”)
	dated as of November 15, 2003 (Certain
	Portions Omitted; Confidential Treatment
	Requested)

10.50	Amendment No. 1 to the Shareholders’	10-K	000-12867	10.34	8/11/06
	Agreement dated as of July 31, 2004
	(Certain Potions Omitted; Confidential
	Treatment Requested)

10.51	Amendment No. 2 to the Shareholders’	10-K	000-12867	10.35	8/11/06
	Agreement dated as of January 27, 2006
	(Certain Portions Omitted; Confidential
	Treatment Requested)

10.52	Credit and Guaranty Agreement dated as of	8-K	000-12867	10.1	3/23/07
	March 22, 2007 among H3C Holdings Limited,
	as Borrower, 3Com Corporation, 3Com
	Holdings Limited and 3Com Technologies, as
	Holdco Guarantors, various Lenders, Goldman
	Sachs Credit Partners L.P., as Mandated
	Lead Arranger, Bookrunner, Administrative
	Agent and Syndication Agent, and Industrial
	and Commercial Bank of China (Asia)
	Limited, as Collateral Agent

10.53	Amended and Restated Credit and Guaranty	8-K	000-12867	10.1	5/25/07
	Agreement dated as of May 25, 2007 and
	effective as of May 31, 2007 among H3C
	Holdings Limited, as Borrower, 3Com
	Corporation, 3Com Holdings Limited and 3Com
	Technologies, as Holdco Guarantors, H3C
	Technologies Co., Limited, as Guarantor,
	various Lenders, Goldman Sachs Credit
	Partners L.P., as Mandated Lead Arranger,
	Bookrunner, Administrative Agent and
	Syndication Agent, and Industrial and
	Commercial Bank of China (Asia) Limited, as
	Collateral Agent (the “A&R Credit
	Agreement”)

10.54	First Amendment to A&R Credit Agreement,					X
	dated as of June 18, 2008

10.55	Borrower Share Charge dated March 22, 2007	10-K	000-12867	10.53	7/31/07
	among 3Com Technologies, as Chargor, and
	Industrial and Commercial Bank of China
	(Asia) Limited, as Collateral Agent

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.56	Borrower Fixed and Floating Charge dated	10-K	000-12867	10.54	7/31/07
	March 22, 2007 among H3C Holdings Limited,
	as Chargor, and Industrial and Commercial
	Bank of China (Asia) Limited, as Collateral
	Agent

10.57	Borrower Charge Over Bank Accounts dated	10-K	000-12867	10.55	7/31/07
	March 22, 2007 among H3C Holdings Limited,
	as Chargor, and Industrial and Commercial
	Bank of China (Asia) Limited, as Collateral
	Agent

10.58	H3C Fixed and Floating Charge dated April	10-K	000-12867	10.56	7/31/07
	3, 2007 among Huawei-3Com Co., Limited, as
	Chargor, and Industrial and Commercial Bank
	of China (Asia) Limited, as Collateral
	Agent

10.59	H3C Share Mortgage dated March 30, 2007	10-K	000-12867	10.57	7/31/07
	among H3C Holdings Limited, as Mortgagor,
	and Industrial and Commercial Bank of China
	(Asia) Limited, as Collateral Agent

10.60	H3C Equitable Share Charge dated March 29,	10-K	000-12867	10.58	7/31/07
	2007 among 3Com Technologies, as Chargor,
	and Industrial and Commercial Bank of China
	(Asia) Limited, as Collateral Agent

10.61	Deed of Charge in relation to the 100%	10-K	000-12867	10.59	7/31/07
	equity interests in WFOE dated April 3,
	2007 among Huawei-3Com Co., Limited, as
	Chargor, and Industrial and Commercial Bank
	of China (Asia) Limited, as Collateral
	Agent

10.62	Deed of Charge in relation to the 100%	10-K	000-12867	10.60	7/31/07
	equity interests in Queenhive dated April
	3, 2007 among Huawei-3Com Co., Limited, as
	Chargor, and Industrial and Commercial Bank
	of China (Asia) Limited, as Collateral
	Agent

10.63	Deed of Release made March 30, 2007 by	10-K	000-12867	10.61	7/31/07
	Industrial and Commercial Bank of China
	(Asia) Limited, as Collateral Agent, in
	favour of 3Com Technologies

10.64	Purchase and Sale Agreement made as of July	8-K	000-12867	10.1	7/26/06
	24, 2006 by and between 3Com Corporation
	and SSC II, L.P.

21.1	Subsidiaries of Registrant					X

23.1	Consent of Independent Registered Public					X
	Accounting Firm - Deloitte & Touche LLP

31.1	Certification of Principal Executive Officer					X

31.2	Certification of Principal Financial Officer					X

32.1	Certification of Chief Executive Officer					X
	and Chief Financial Officer pursuant to 18
	U.S.C. Section 1350, as adopted pursuant to
	Section 906 of the Sarbanes-Oxley Act of
	2002

*	Indicates a management contract or compensatory plan or arrangement