Form 10-Q
period 2008-08-29
3COM CORP
filed 2008-10-07
CIK 738076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 29, 2008
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
Registrant’s telephone number, including area code: (508) 323-1000
Former name, former address and former fiscal year, if changed since last report: N/A
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑             No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “ accelerated filer ” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of September 26, 2008, 406,248,897 shares of the registrant’s common stock were outstanding.

3COM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED AUGUST 29, 2008

We use a 52 or 53 week fiscal year ending on the Friday nearest to May 31, with each fiscal quarter ending on the Friday generally nearest August 31, November 30 and February 28. For presentation purposes, the periods are shown as ending on August 31, November 30, February 28 and May 31, as applicable. Our H3C legal entity (“H3C”) follows a calendar year basis of reporting and therefore results for our China-based sales segment are consolidated on a two-month time lag.
3Com, the 3Com logo, Digital Vaccine, IntelliJack, NBX, OfficeConnect, TippingPoint, TippingPoint Technologies and VCX are registered trademarks and H3C and VCX are trademarks of 3Com Corporation or one of its wholly owned subsidiaries. Other product and brand names may be trademarks or registered trademarks of their respective owners.
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the following aspects of our business: stock repurchase program; China-based sales region strategy, growth, dependence, expected benefits, tax rate, sales from China, and resources needed to comply with Sarbanes-Oxley and manage operations; impact of recent accounting regulations; expected annual amortization expense; environment for enterprise networking equipment; challenges relating to sales growth; trends and goals for each of our segments and regions; pursuit of termination fee; supply of components; research and development focus; future sales of connectivity products; execution of our “go-to-market” strategy; strategic product and technology development plans; goal of sustaining profitability; dependence on China; ability to satisfy cash requirements for at least the next twelve months; restructuring activities and expected charges to be incurred; expected cost savings from restructuring activities and integration; potential acquisitions and strategic relationships; future contractual obligations; recovery of deferred tax assets and balance of unrecognized tax benefits; reserves; market risk; outsourcing; competition and pricing pressures; expectation regarding base interest rates; impact of foreign currency fluctuations; belief regarding meritorious defenses to litigation claims and effect of litigation; and you can identify these and other forward-looking statements by the use of words such as “may,” “can,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any forward-looking statements.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
3COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	August 31,
(In thousands, except per share data)	2008	2007

Sales	$342,650	$319,434
Cost of sales	153,023	170,498

Gross profit	189,627	148,936

Operating expenses (income):
Sales and marketing	86,282	74,404
Research and development	45,747	52,310
General and administrative	27,054	21,478
Amortization	25,164	26,006
Patent dispute resolution	(70,000)	—
Restructuring charges	1,997	425

Operating expenses, net	116,244	174,623

Operating income (loss)	73,383	(25,687)

Interest expense, net	(1,251)	(3,567)
Other income, net	12,871	12,411

Income (loss) before income taxes	85,003	(16,843)
Income tax provision	(5,166)	(1,811)

Net income (loss)	$79,837	$(18,654)

Basic and diluted net income (loss) per share	$0.20	$(0.05)

Shares used in computing per share amounts:
Basic	402,889	397,041

Diluted	404,072	397,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 31,	May 31 ,
(In thousands)	2008	2008

ASSETS
Current assets:
Cash and equivalents	$541,428	$503,644
Notes receivable	88,100	65,116
Accounts receivable, less allowance for doubtful accounts of $12,195 and $12,253 respectively	143,135	116,281
Inventories	108,376	90,831
Other current assets	35,584	34,033

Total current assets	916,623	809,905
Property and equipment, less accumulated depreciation and amortization of $206,611 and $205,835 respectively	54,258	54,314
Goodwill	609,297	609,297
Intangible assets, net	254,296	278,385
Deposits and other assets	22,727	23,229

Total assets	$1,857,201	$1,775,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$95,391	$90,280
Current portion of long-term debt	88,000	48,000
Accrued liabilities and other	341,108	366,181

Total current liabilities	524,499	504,461
Deferred taxes and long-term obligations	30,696	22,367
Long-term debt	213,000	253,000
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value, 990,000 shares authorized; shares issued: 405,891 and 405,656 respectively	2,359,869	2,353,688
Retained deficit	(1,325,409)	(1,405,247)
Accumulated other comprehensive income	54,546	46,861

Total stockholders’ equity	1,089,006	995,302

Total liabilities and stockholders’ equity	$1,857,201	$1,775,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	August 31,
(In thousands)	2008	2007

Cash flows from operating activities:
Net income (loss)	$79,837	$(18,654)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	33,131	34,666
Stock-based compensation expense	6,442	3,863
Loss on property and equipment disposals	13	49
Gain on investments, net	—	(185)
Deferred income taxes	(3,377)	(845)
Changes in assets and liabilities:
Accounts and notes receivable	(50,684)	(17,152)
Inventories	(18,566)	4,697
Other assets	(1,483)	2,945
Accounts payable	6,941	(4,001)
Other liabilities	(12,940)	(64,390)

Net cash provided by (used in) operating activities	39,314	(59,007)

Cash flows from investing activities:
Proceeds from maturities and sales of investments	—	442
Purchases of property and equipment	(7,598)	(5,607)
Proceeds from sale of property and equipment	68	645

Net cash used in investing activities	(7,530)	(4,520)

Cash flows from financing activities:
Issuances of common stock	286	837
Repurchases of common stock	(543)	(183)

Net cash (used in) provided by financing activities	(257)	654

Effect of exchange rate changes on cash and equivalents	6,257	4,702

Net change in cash and equivalents during period	37,784	(58,171)
Cash and equivalents, beginning of period	503,644	559,217

Cash and equivalents, end of period	$541,428	$501,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our financial position as of August 29, 2008 and May 30, 2008, our results of operations for the three months ended August 29, 2008 and August 31, 2007 and our cash flows for the three months ended August 29, 2008 and August 31, 2007.
We use a 52 or 53 week fiscal year ending on the Friday nearest to May 31. For convenience, the condensed consolidated financial statements have been shown as ending on the last day of the calendar month. Accordingly, the three months ended August 31, 2008 ended on August 29, 2008, the three months ended August 31, 2007 ended on August 31, 2007, and the year ended May 31, 2008 ended on May 30, 2008. The results of operations for the three months ended August 29, 2008 may not be indicative of the results to be expected for the fiscal year ending May 29, 2009 or any future periods. Our wholly-owned subsidiary, H3C, follows a calendar year basis of reporting and our China-based sales region segment is therefore consolidated on a two-month-lag. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended May 30, 2008.
Recently issued accounting pronouncements
In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one-year deferral of the effective date of FAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Effective June 1, 2008, we adopted the provisions of SFAS No. 157 with respect to our financial assets and liabilities recorded at fair value. We have not yet determined the impact, if any, of the portion of SFAS No. 157, for which the implementation has been deferred, will have on our results of operations or financial condition.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” to improve reporting and to create greater consistency in the accounting and financial reporting of business combinations. The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141R amends SFAS 109, such that adjustments made to valuation allowances on deferred income taxes and acquired income tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141R would apply the provisions of SFAS No. 141R. An entity may not apply SFAS No. 141R before that date. Given SFAS No. 141R relates to prospective and not historical business combinations, the Company cannot currently determine the potential effects adoption of SFAS No. 141R may have on its consolidated financial statements.
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

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133.” (“SFAS 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company has currently not determined the potential effects on the consolidated financial statements, if any.
In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”). The intent of FSP FAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R “Business Combinations”, and other U.S. generally accepted accounting principles. FSP FAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of FSP FAS No. 142-3 on our consolidated results of operations and financial position.
In May 2008, the FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not currently expect the adoption of SFAS No. 162 to have a material effect on our consolidated results of operations and financial position.
NOTE 2. STOCK-BASED COMPENSATION
In order to determine the fair value of stock options and employee stock purchase plan shares, we use the Black-Scholes option pricing model and apply the single-option valuation approach to the stock option valuation. In order to determine the fair value of restricted stock awards and restricted stock units we use the closing market price of 3Com common stock on the date of grant. We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the awards for stock options, restricted stock awards, restricted stock units, and the employee stock purchase plan, for those awards granted with time-based vesting. For unvested stock options outstanding as of May 31, 2006, we will continue to recognize stock-based compensation expense using the accelerated amortization method prescribed in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”.
As of August 31, 2008, total unrecognized stock-based compensation expense relating to unvested employee stock options, restricted stock awards, restricted stock units and employee stock purchase plan, adjusted for estimated forfeitures, was $16.3 million, $5.9 million, $14.2 million and $0.2 million, respectively. These amounts are expected to be recognized over a weighted-average period of 2.5 years for stock options, 2.1 years for restricted stock awards, 1.9 years for restricted stock units and .08 years for employee stock purchase plan. If actual forfeitures differ from current estimates, total unrecognized stock-based compensation expense will be adjusted for future changes in estimated forfeitures.

Stock-based compensation recognized and disclosed uses the Black-Scholes option pricing model for estimating the fair value of options granted under the company’s equity incentive plans. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The underlying weighted-average assumptions used in the Black-Scholes model and the resulting estimates of fair value per share were as follows for options granted during the three months ended August 31, 2008 and August 31, 2007:

	Three Months Ended
	August 31,
	2008	2007
Employee stock options:
Volatility	48.8%	40.2%
Risk-free interest rate	3.1%	4.8%
Dividend yield	0.0%	0.0%
Expected life (years)	4.0	3.8

Weighted average grant date fair value	$1.02	$1.50

Restricted stock awards:
Weighted average grant date fair value	$2.48	$4.28

Restricted stock units:
Weighted average grant date fair value	$2.56	$4.07

Employee stock purchase plan:	*	*

*-	No grants during the period
The following table presents stock-based compensation expense included in the accompanying Consolidated Statements of Operations (in thousands):

	Three Months Ended
	August 31,
	2008	2007
Cost of sales	$758	$384
Sales and marketing	1,758	975
Research and development	884	721
General and administrative	3,042	1,783

Stock-based compensation expense before tax	$6,442	$3,863

Stock Options. As of August 31, 2008, our outstanding stock options as a percentage of outstanding shares were approximately 10 percent. Stock option activity for the three months ended August 31, 2008, was as follows (shares in thousands):

		Weighted
		average
	Number of	exercise
	shares	price
Outstanding May 31, 2008	43,925	$4.98
Granted	300	2.48
Exercised	(191)	1.50
Cancelled	(3,728)	5.47

Outstanding August 31, 2008	40,306	$4.93

As of August 31, 2008, there were approximately 27.3 million options exercisable with a weighted-average exercise price of $5.58 per share. By comparison, there were approximately 22.1 million options exercisable as of August 31, 2007 with a weighted-average exercise price of $6.01 per share.
During the quarter ended August 31, 2008, approximately 0.2 million options were exercised at an aggregate intrinsic value of $0.1 million. The exercise intrinsic value above is calculated as the difference between the market value on the exercise date and the exercise price of the shares. The closing market value per share as of August 29, 2008, the last trading day of the fiscal quarter, was $2.12 as reported by the NASDAQ Global Select Market. The aggregate intrinsic value of options outstanding and options exercisable as of August 31, 2008 was $1.7 million and $1.7 million, respectively. The aggregate options outstanding and options exercisable intrinsic value is calculated as the difference between the market value as of August 29, 2008 and the option price of the shares.
Options outstanding that are vested and are expected to vest as of August 31, 2008 are as follows:

Weighted
		Weighted	Average
	Number of	average	Remaining	Aggregate
	Shares	Grant-Date	Contractual	Intrinsic Value
	(in thousands)	Fair Value	Life (in years)	(in thousands)
Vested and expected to vest at August 31, 2008	36,028	$5.12	3.1	$1,682
Restricted Stock Awards. Restricted stock award activity during the three months ended August 31, 2008 was as follows (shares in thousands):

		Weighted
	Number of	average
	Shares	Grant-Date
	(unvested)	Fair Value
Outstanding May 31, 2008	3,095	$3.43
Granted	75	2.48
Vested	(305)	4.19
Forfeited	(420)	3.80

Outstanding August 31, 2008	2,445	$3.24

During the three months ended August 31, 2008 approximately 0.3 million restricted awards with an aggregate fair value of $0.6 million became vested. Total aggregate intrinsic value of restricted stock awards outstanding as August 31, 2008 was $5.2 million with a weighted-average remaining contractual term of 2.1 years
Restricted Stock Units. Restricted stock unit activity during the three months ended August 31, 2008 was as follows (shares in thousands):

Number of
Shares
(unvested)
Outstanding May 31, 2008	5,744
Granted	1,743
Vested	(673)
Forfeited	(326)

Outstanding August 31, 2008	6,488

The weighted average exercise price for all restricted stock units for all periods was $0.00. Total aggregate intrinsic value of restricted stock units outstanding at August 31, 2008 was $13.8 million with a weighted-average remaining contractual term of 1.1 years.

During the quarter ended August 31, 2008, approximately 0.7 million restricted stock units with an aggregate intrinsic value of $1.3 million became vested.
On September 8, 2008, the Company granted to various employees 2.7 million restricted stock units having an aggregate fair value of $5.9 million.
Employee Stock Purchase Plan. We have an employee stock purchase plan (ESPP) under which eligible employees may authorize payroll deductions of up to ten percent of their compensation, as defined, to purchase common stock at a price of 85 percent of the lower of the fair market value as of the beginning or the end of the six-month offering period. We recognized $0.5 million of stock-based compensation expense related to the ESPP in the quarter ended August 31, 2008. Employee stock purchases generally occur only in the quarters ended November 30 and May 31.
NOTE 3: FAIR VALUE
Fair Value Hierarchy
SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:
Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 — Include other inputs that are directly or indirectly observable in the marketplace.
Level 3 — Unobservable inputs which are supported by little or no market activity.
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
In accordance with SFAS 157, we measure our cash equivalents at fair value and are classified within Level 1 or Level 2 of the fair value hierarchy. The classification has been determined based on the manner in which we value our cash equivalents, primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
Assets Measured at Fair Value on a Recurring Basis
Assets measured at fair value on a recurring basis consisted of the following types of instruments and were reported as cash equivalents as of August 31, 2008:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents:
Time deposits	$—	$320,506	$—	$320,506
Money market fund deposits	210,588	—	—	210,588

Total assets measured at fair value	$210,588	$320,506	$—	$531,094

NOTE 4. REALTEK PATENT DISPUTE RESOLUTION
On July 11, 2008, 3Com Corporation and Realtek Semiconductor Corp. (the “Realtek Group”) entered into three agreements which document the resolution of a several year-long patent litigation between the parties and provide for the non-exclusive license by 3Com to the Realtek Group of certain patents and related network interface technology for license fees totaling $70 million, all of which was received in the three months ended August 31, 2008.
The basic agreement between 3Com and the Realtek Group documents the resolution of the litigation between the parties and provides for the dismissal of the lawsuit and mutual releases between the parties.
Under the terms of the agreements, the payments are non-refundable and the Company has no future performance obligations, apart from certain customary covenants not to sue Realtek, its customers or its suppliers on the licensed technology, and non-material notice and tax assistance obligations. Accordingly the $70.0 million was recognized as income in the current period in the operating expense (income) section of the Consolidated Statement of Operations.
NOTE 5. RESTRUCTURING CHARGES
In recent fiscal years, we have undertaken several initiatives involving significant changes in our business strategy and cost structure.
In fiscal 2004, we continued a broad restructuring of our business to enhance the focus and cost effectiveness of our businesses in serving their respective markets. These restructuring efforts continued through fiscal 2009. We took the following specific actions in fiscal 2004 through 2009 (the “Fiscal 2004 — 2009 Actions”):
•	reduced our workforce; and

•	continued efforts to consolidate and dispose of excess facilities
Restructuring charges related to these various initiatives were $2.0 million in the first quarter of fiscal 2009 and $0.4 million in the first quarter of fiscal 2008. Net restructuring charges in the first quarter of fiscal 2009 included $1.9 million for severance and outplacement costs and a $0.1 million for facilities-related charges. The net restructuring charge in the first quarter of fiscal 2008 resulted from severance, outplacement and other costs of $0.9 million and a $0.5 million benefit for facilities-related charges.
Accrued liabilities associated with restructuring charges total $2.0 million as of August 31, 2008 and are included in the caption “Accrued liabilities and other” in the accompanying consolidated balance sheets. These liabilities are classified as current because we expect to satisfy such liabilities in cash within the next 12 months.
Fiscal 2008 and 2009 Actions
Activity and liability balances related to the fiscal 2008 and 2009 restructuring actions, which were all approved by management as part of the fiscal 2008 corporate restructuring plan, are as follows (in thousands):

	Employee
	Separation
	Expense	Total
Balance as of May 31, 2008	$687	$687

Provisions	1,859	1,859
Payments and non-cash charges	(1,116)	(1,116)

Balance as of August 31, 2008	$1,430	$1,430

Employee separation expense includes severance pay, outplacement services, medical and other related benefits. Through August 31, 2008, the total reduction in workforce associated with actions initiated during fiscal 2008 included approximately 129 employees who had been separated or were currently in the separation process and approximately 3 employees who had been notified but not yet worked their last day. In addition, during the three months August 31, 2008, the reduction in workforce was extended to include approximately 20 employees who had been separated or were currently in the separation process and approximately 13 employees who had been notified but not yet worked their last day. The expense associated with restructuring actions is recognized as severed employees are terminated or over the remaining service period following their notification of termination.
We expect to complete any remaining activities related to actions initiated in fiscal 2008 during fiscal 2009.
Fiscal 2004 through 2007 Actions
Activity and liability balances related to the fiscal 2007 restructuring actions are as follows (in thousands):

	Employee	Facilities-	Other
	Separation	related	Restructuring
	Expense	Charges	Costs	Total
Balance as of May 31, 2008	$28	$687	$—	$715

Provisions (benefits)	(1)	125	14	138
Payments and non-cash charges	11	(252)	(14)	(255)

Balance as of August 31, 2008	$38	$560	$—	$598

Employee separation expense includes severance pay, outplacement services, medical and other related benefits. Facilities-related charges related to changes in estimates of remaining lease obligations on exited facilities.
We expect to complete any remaining activities related to actions initiated in fiscal 2007 during fiscal 2009.
NOTE 6. INCOME TAXES
The Company provides for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period in which they occur. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
During the three months ended August 31, 2008, the balance of unrecognized tax benefits increased by $3.9 million, due to the recording of $5.0 million related to new uncertain tax positions, partially offset by settlement of previous positions. As of August 31, 2008, we had unrecognized tax benefits, including interest and penalties, of $22.1 million, all of which, if recognized, would affect our effective tax rate. As of August 31, 2008, the accrued interest and penalties related to uncertain tax positions was $2.7 million and $0.4 million, respectively, which has been recorded within the balance of unrecognized tax benefits.
During the three months ended August 31, 2008, we effectively settled the examination of a Hong Kong subsidiary’s returns for fiscal years 2000 to 2002. As a result of this settlement, we have recognized previously unrecognized tax benefits of $1.4 million. We estimate that the balance of unrecognized tax benefits will decrease by approximately $3.5 million over the next twelve months as a result of the expiration of various statutes.
NOTE 7. COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income loss, net of tax, are as follows (in thousands):

	Three Months Ended
	August 31,
	2008	2007
Net income (loss)	$79,837	$(18,654)
Other comprehensive income:
Net unrealized loss on investments	—	(210)
Change in accumulated translation adjustments	7,685	6,838

Total comprehensive income (loss)	$87,522	$(12,026)

NOTE 8. NET INCOME (LOSS) PER SHARE
The following represents a reconciliation from basic earnings (loss) per common share to diluted earnings (loss) per common share. Stock options and restricted stock (awards and units) of 39.3 million and 8.7 million, respectively, were outstanding at August 31, 2008 but were not included in the computation of diluted earnings (loss) per share because they were antidilutive. Stock options and restricted stock (awards and units) of 50.6 million and 5.3, respectively, million were outstanding at August 31, 2007, but were not included in the computation of diluted earnings (loss) per share because they were antidilutive.

	Three Months Ended August 31,
(in thousands except per share data)	2008	2007
Determination of shares:
Weighted average shares outstanding	402,889	397,041
Assumed conversion of dilutive stock options and restricted stock (awards and units)	1,183	—

Diluted weighted average shares outstanding	404,072	397,041

Basic earnings (loss) per share	$0.20	$(0.05)
Diluted earnings (loss) per share	$0.20	$(0.05)
NOTE 9. INVENTORIES
The components of inventories are as follows (in thousands):

	August 31,	May 31,
	2008	2008
Finished goods	$81,320	$62,055
Work-in-process	5,488	6,119
Raw materials	21,568	22,657

Total	$108,376	$90,831

NOTE 10. INTANGIBLE ASSETS, NET
Intangible assets consist of (in thousands, except for weighted average remaining life):

		August 31,				May 31,
		2008				2008
	Weighted				Weighted
	Average				Average
	Remaining		Accumulated		Remaining		Accumulated
	Life	Gross	Amortization	Net	Life	Gross	Amortization	Net
Existing technology	3.4	$381,580	$(215,081)	$166,499	3.6	$380,254	$(198,682)	$181,572
Trademark	NA	55,502	—	55,502	NA	55,502	—	55,502
Huawei non-compete	0.3	33,375	(27,575)	5,800	0.5	33,650	(22,072)	11,578
OEM agreement	1.8	24,946	(9,928)	15,018	2.0	24,844	(7,947)	16,897
Maintenance agreements	2.4	19,000	(11,348)	7,652	2.7	19,000	(10,556)	8,444
Other	1.8	22,211	(18,386)	3,825	2.0	22,176	(17,784)	4,392

		$536,614	$(282,318)	$254,296		$535,426	$(257,041)	$278,385

In the three months ended August 31, 2008, our gross intangible assets increased by $1.2 million due to the appreciation on the Renminbi affecting the value of certain intangible assets tied to our HBC legal entity. These intangible assets have a weighted-average useful life of approximately 3.4 years and are amortized on a straight-line basis over their useful lives.

NOTE 11. ACCRUED WARRANTY
Most products are sold with varying lengths of limited warranty ranging from 90 days to lifetime. Allowances for estimated warranty obligations are recorded in the period of sale, based on historical experience related to product failure rates and actual warranty costs incurred during the applicable warranty period, and are recorded as part of cost of goods sold. Also, on an ongoing basis, we assess the adequacy of our allowances related to warranty obligations recorded in previous periods and may adjust the balances to reflect actual experience or changes in future expectations.
The following table summarizes the activity in the allowance for estimated warranty costs for the three months ended August 31, 2008 and 2007 (in thousands):

	Three Months Ended
	August 31,
	2008	2007
Accrued warranty, beginning of period	$36,897	$40,596
Cost of warranty claims processed during the period	(8,217)	(10,937)
Provision for warranties related to products sold during the period	6,771	10,244

Accrued warranty, end of period	$35,451	$39,903

NOTE 12. LONG-TERM DEBT
On May 25, 2007, our subsidiary H3C Holdings Limited (“Borrower”) entered into an amended and restated credit agreement with various lenders, including Goldman Sachs Credit Partners L.P., as Mandated Lead Arranger, Bookrunner, Administrative Agent and Syndication Agent, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent (the “Credit Agreement”). Under the original credit agreement, the Borrower borrowed $430 million in the form of a senior secured term loan in two tranches (Tranche A and Tranche B) to finance a portion of the purchase price for 3Com’s acquisition of 49 percent of H3C Technologies Co., Limited, or H3C. The Borrower and its subsidiaries are referred to collectively as the “H3C Group.”
Interest on borrowings is payable semi-annually on March 28 and September 28, and commenced on September 28, 2007. Interest is accrued at LIBOR, plus an applicable margin. The applicable LIBOR rate at August 29, 2008 was 2.63% and, based on the credit spread mandated by the Credit Agreement, the effective interest rate for Tranche A is 4.38% and the effective interest rate for Tranche B is 5.63%.
The Borrower’s principal asset is 100 percent of the shares of H3C Technologies Co., Limited. Covenants and other restrictions under the Credit Agreement apply to the H3C Group. Required payments under the loan are generally expected to be serviced by cash flows from the H3C Group and the loan is secured by assets at the H3C level.
Borrowings under the Credit Agreement may be prepaid in whole or in part without premium or penalty. The Borrower will be required to make mandatory prepayments using net proceeds from H3C Group (i) asset sales, (ii) insurance proceeds and (iii) equity offerings or debt incurrence. In addition, to the extent there exists excess cash flow as defined under the Credit Agreement, the Borrower will be required to make annual prepayments. Any excess cash flow amounts not required to prepay the loan may be distributed to and used by the Company outside of the H3C Group, provided certain conditions are met.
H3C and all other existing and future subsidiaries of the Borrower (other than PRC subsidiaries or small “excluded subsidiaries”) will guarantee all obligations under the loans and are referred to as “Guarantors”. The loan obligations are secured by (1) first priority security interests in all assets of the Borrower and the Guarantors, including their bank accounts, and (2) a first priority security interest in 100 percent of the capital stock of the Borrower and H3C and the PRC subsidiaries of H3C.

The Borrower must maintain a minimum debt service coverage, minimum interest coverage, maximum capital expenditures and a maximum total leverage ratio. Negative covenants restrict, among other things, (i) the incurrence of indebtedness by the Borrower and its subsidiaries, (ii) the making of dividends and distributions to the Company outside of the H3C Group, (iii) the ability to make investments including in new subsidiaries, (iv) the ability to undertake mergers and acquisitions and (v) sales of assets. As of August 31, 2008 the H3C Group’s net assets were $737.8 million and are subject to these dividend restrictions. Also, cash dividends from the PRC subsidiaries to H3C, and H3C to the Borrower, will be subject to restricted use pending payment of principal, interest and excess cash flow prepayments. Standard events of default apply.
Remaining payments of the $301 million principal are due as follows on September 28, of each fiscal year ending May 31, (in thousands):

	Tranche A	Tranche B
2009	$46,000	$2,000

2010	46,000	2,000

2011	46,000	2,000

2012	—	20,000

2013	—	137,000
Accrued interest at August 31, 2008 related to the long-term debt was $4.0 million.
As of August 31, 2008, we were in compliance with all of our debt covenants.
On September 26, 2008, in addition to our regular principal payment the Company made a voluntary prepayment of $40.0 million of principal, which the Company did not incur a penalty for, all of which was applied to reduce our fiscal year 2013 Tranche B principal balance. The prepayment amount was classified as current debt in the consolidated balance sheet as of August 31, 2008.
NOTE 13. SEGMENT INFORMATION
In the prior fiscal year we reported H3C, Data and Voice business unit (“DVBU”), TippingPoint Security business (“TippingPoint”) and Corporate as segments. In the first quarter of fiscal 2009, we realigned the manner in which we manage our business and internal reporting and based on the information provided to our chief operating decision-maker (CODM) for purposes of making decisions about allocating resources and assessing performance, we have two primary businesses, our Networking business and TippingPoint Security business. Accordingly, our previously reported segment information has been restated to reflect our new operating and reporting structure. Our Networking business consists of the following sales regions as operating segments: Asia Pacific excluding China (APR), China-based, Europe Middle East and Africa (EMEA), Latin America (LAT), and North America regions. The APR, EMEA, LAT and NA operating segments have been aggregated given their similar economic characteristics, products, customers and processes, and have been consolidated as one reportable segment, “Rest of World”. The China-based sales region does not meet the aggregation criteria at this time.
The China-based and Rest of World reporting segments benefit from shared support services on a world-wide basis. The costs associated with providing these shared central functions are not allocated to the China-based and Rest of World reporting segments and instead are reported and disclosed under the caption “Central Functions”. Central Function costs include other costs of sales, such as supply chain operations, and centralized operating expenses such as research and development, indirect sales and marketing, and general and administrative support.
Management evaluates the China-based sales region and the Rest of World sales region performance based on segment contribution profit. Segment contribution profit is gross profit less segment direct sales and marketing expenses. Gross profit for these regions is sales less standard costs of sales. Our TippingPoint Security business segment is measured on segment profit (loss). This measure includes all operating costs except those items included in “Eliminations and Other”. Eliminations and other include intercompany sales eliminations, stock-based compensation expense, amortization of intangible assets, restructuring in all periods as well as purchase accounting inventory related adjustments and Realtek patent dispute resolution where applicable.

Summarized financial information of our results of operations by segment for the three months ended August 31, 2008 and 2007 is as follows.

	Three Months Ended August 31, 2008
	Networking Business			TippingPoint
		Rest of		Security
		World		Business
	China-based	Sales	Central	Tipping	Eliminations/
(in thousands)	sales region	Region	Functions	Point	Other		Total
Sales	$175,397	$140,314	$—	$28,199	$(1,260	) a	$342,650
Gross profit	115,527	82,253	(26,976)	19,581	(758	) b	189,627
Direct sales & marketing expenses	33,100	28,152	—	9,373	1,758	b	72,383

Segment contribution profit (loss)	82,427	54,101	(26,976)	10,208	(2,516)		117,244

Other operating expenses	—	—	72,863	9,911	(38,913	) c	43,861

Segment profit	$—	$—	$—	$297	$—

Operating income							$73,383

	Three Months Ended August 31, 2007
	Networking Business			TippingPoint
		Rest of		Security
		World		Business
	China-based	Sales	Central	Tipping	Eliminations/
	sales region	Region	Functions	Point	Other		Total
Sales	$156,034	$137,932	$—	$25,468	$—	a	$319,434
Gross profit	94,009	75,438	(31,225)	16,626	(5,912	)b	148,936
Direct sales & marketing expenses	25,824	23,087	—	9,093	975	b	58,979

Segment contribution profit (loss)	68,185	52,351	(31,225)	7,533	(6,887)		89,957

Other operating expenses	—	—	78,622	8,087	28,935	c	115,644

Segment loss	$—	$—	$—	$(554)	$—

Operating loss							$(25,687)

a —	Represents eliminations for inter-company revenue between Networking and TippingPoint during the respective periods.

b —	Includes stock based compensation in all periods and purchase accounting inventory related adjustments in the three months ended August 31, 2007.

c —	Includes stock based compensation, amortization, and restructuring in all periods plus Realtek patent dispute resolution in the three months ended August 31, 2008.
As of August 31, 2008 we are able to identify assets of our TippingPoint segment of $230.2 million. We are not able to allocate assets between our China-based sales region, our Rest of World sales region and our Central Functions. We are able to identify $1,627.0 million of assets associated with this group in aggregate.

Certain product groups accounted for a significant portion of our sales. The security product group is sold by both our Networking and TippingPoint Security businesses. Sales from these product groups as a percentage of total sales for the respective periods are as follows (in thousands, except percentages):

	Three Months Ended August 31,
	2008		2007
Networking equipment	$282,463	82.4%	$262,600	82.2%
Security	36,339	10.6	31,483	9.9
Voice	12,830	3.8	16,321	5.1
Services	11,018	3.2	9,030	2.8

Total	$342,650	100%	$319,434	100%

NOTE 14. GEOGRAPHIC INFORMATION
Sales by geographic region are as follows (in thousands):

	Three Months Ended August 31,
	2008	2007
China	$167,527	$146,754
Europe, Middle East and Africa	69,377	69,662
North America	52,031	60,018
Asia Pacific Rim (excluding-China)	30,109	23,382
Latin and South America	23,606	19,618

Total	$342,650	$319,434

All non-Original Equipment Manufacturer (OEM) partner sales are reported in geographic categories based on the location of the end customer. Sales to OEM partners are included in the geographic categories based upon the hub locations of the OEM partners.
NOTE 15. LITIGATION
We are a party to lawsuits in the normal course of our business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We believe that we have meritorious defenses in the matters set forth below in which we are named as a defendant. An unfavorable resolution of the lawsuits in which we are defendants as described below, could adversely affect our business, financial position, or results of operations. We cannot estimate the loss or range of loss that may be reasonably possible as a result of these litigations and, accordingly, we have not recorded any associated liability in our consolidated balance sheets.
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
On December 22, 2006, Australia’s Commonwealth Scientific and Research Organization (CSIRO) filed suit in the United States District Court for the Eastern District of Texas (Tyler Division) against several manufacturers and suppliers of wireless products, including 3Com, seeking money damages and injunctive relief. CSIRO alleges that the manufacture, use, and sale of wireless products compliant with the IEEE 802.11(a), 802.11(g), or draft 802.11(n) wireless standards infringes on CSIRO’s patent, U.S. Patent No. 5,487,069. On March 9, 2007, 3Com filed its Answer, denying infringement and claiming invalidity and unenforceability of the CSIRO patent, among other defenses. A Markman Opinion, wherein disputed terms in CSIRO’s patent are construed by the Court, issued on August 14, 2008. The case is now advancing towards trial. Trial is scheduled to commence April 13, 2009. The majority of 3Com’s wireless products are supplied to the Company under OEM Purchase and Development Agreements that impose substantial intellectual property indemnifications obligations upon 3Com’s suppliers. However, there can be no assurance that indemnification will be available and we cannot make any predictions as to the outcome of this litigation, but intend to vigorously defend the matter.
On July 31, 2008, the Company filed a lawsuit in the Delaware Chancery Court against Diamond II Holdings, Inc., an entity controlled by affiliates of Bain Capital Partners, LLC. The lawsuit seeks interpretation and enforcement of the provisions of the Merger Agreement and Plan of Merger by among 3Com, Diamond II Holdings, Inc., and Diamond II Acquisition Corp., dated as of September 28, 2007. The litigation is in furtherance of our efforts to enforce the provisions of the now-terminated Merger Agreement related to the termination fee. 3Com cannot assure you it will be able to collect this fee.
NOTE 16. SUBSEQUENT EVENTS
Stock Repurchase Program
On September 24, 2008, our board of directors authorized a stock repurchase program of up to $100 million, effective for one year. Stock repurchases under this program may be made through open-market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The stock repurchase program may be limited or terminated at any time without prior notice.
2003 Plan
At the annual meeting of stockholders of 3Com Corporation held on September 24, 2008, the Company’s stockholders approved an amendment to the Company’s 2003 Stock Plan to increase by 23,000,000 the number of shares of common stock available for grant under the 2003 Stock Plan.
1984 ESPP
At the annual meeting of stockholders of 3Com Corporation held on September 24, 2008, the Company’s stockholders approved an increase in the number of shares of our common stock reserved under our 1984 Employee Stock Purchase Plan, as amended, by 8,000,000 shares.

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
We have undergone significant change in recent years, including:
▪	Significant changes to our executive leadership;

▪	The formation and subsequent 100 percent acquisition of our China-based H3C subsidiary;

▪	Financing a portion of the purchase price for our acquisition of H3C by entering into a $430 million senior secured credit agreement;

▪	Acquiring TippingPoint Technologies, Inc;

▪	Restructuring activities, which included outsourcing of information technology, certain manufacturing activities in our Networking business, significant headcount reductions in other functions, and selling excess facilities;

▪	Integration of our research and development and supply chain activities following our H3C acquisition; and

▪	Changing our reporting segments to align with the way we manage our business.
Our products and services can generally be classified in the following categories:
▪	Networking;

▪	Security;

▪	Voice; and

▪	Services.
We have introduced multiple new products targeted at the small, medium and large enterprise markets, including modular and multi-service switches and routers; converged IP solutions such as voice, video and surveillance; security; and unified switching solutions. Our recent product introductions and future product strategy are designed to offer a compelling value proposition to our customers, by leveraging open platform technology with options to integrate best-of-breed application solutions directly into their networks.
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
We believe that long-term success in this environment requires us to be a global technology leader, increase our revenue and take market share from competitors. We believe that our differentiated product portfolio which offers end-to-end IP solutions based on open standards offers a compelling value proposition for customers, particularly in the current economic environment. Our intention is to leverage our global footprint to more effectively sell these products.
We hope to achieve our goal of revenue growth by executing on three region-centric growth strategies as follows:
•	China - In China, we have been successful in direct-touch sales to enterprise customers and selling our offerings to the carrier market through our Huawei OEM relationship. We do, however, expect declining sales to Huawei. To maintain our market-leadership position in China, we intend to increase our focus on direct-touch sales as well as pursue other channels into the carrier market. We believe that growing market share in China will be more challenging than in the past given that we already have a significant enterprise networking market share in China.

•	Emerging markets outside of China - We expect to target growth opportunities outside of China in other developing markets. We believe that our successful penetration of the Chinese market has positioned us to grow sales in developing markets generally.

•	Developed global markets - Our ability to achieve our goal of sales growth in developed markets depends to a substantial degree on our ability to take market share from our competitors. Our strategy in developed markets centers around leveraging targeted selling and marketing investments into the medium business segment of the enterprise networking market. These sales efforts are currently expected to focus on our open source, open architecture platforms, and our comprehensive portfolio of differentiated networking offerings.
Finally, we believe that our success is dependent on our ability to increase our overall margins and cash generation. We believe that by continuing to deliver on the integration of our worldwide operations we can achieve further operational efficiencies which will allow us to support our continued investment in sales and marketing that we require to grow our business. We may also continue to require certain targeted investments in the integration of our business infrastructure designed to drive more profitable near and long-term growth.
For our TippingPoint business we plan to focus on growing its top line and improving operational efficiency and segment profitability. We also expect TippingPoint to increasingly operate on a more autonomous basis.
Segment Reporting
In the prior fiscal year we reported H3C, Data and Voice business unit (“DVBU”), TippingPoint Security business (“TippingPoint”) and Corporate as segments. In the first quarter of fiscal 2009, we realigned the manner in which we manage our business and internal reporting and based on the information provided to our chief operating decision-maker (CODM) for purposes of making decisions about allocating resources and assessing performance, we have two primary businesses, our Networking business and TippingPoint Security business. Accordingly, our previously reported segment information has been restated to reflect our new operating and reporting structure. Our Networking business consists of the following sales regions as operating segments: Asia Pacific excluding China (APR), China-based, Europe Middle East and Africa (EMEA), Latin America (LAT), and North America regions. The APR, EMEA, LAT and NA operating segments have been aggregated given their similar economic characteristics, products, customers and processes, and have been consolidated as one reportable segment, “Rest of World”. The China-based region does not meet the aggregation criteria at this time.
The China-based and Rest of World operating segments benefit from shared support services on a world-wide basis. The costs associated with providing these shared support services are not allocated to the China-based and Rest of World operating segments and instead reported and disclosed under the caption “Central Functions”. Central Function costs include other costs of sales and centralized operating expenses such as supply chain, research and development, indirect sales and marketing and general and administrative support.

Summary of Three Months Ended August 31, 2008 Financial Performance
▪	Our sales in the three months ended August 31, 2008 were $342.7 million, compared to sales of $319.4 million in the three months ended August 31, 2007, an increase of $23.3 million, or 7.3 percent.

▪	Our gross margin improved to 55.3 percent in the three months ended August 31, 2008 from 46.6 percent in the three months ended August 31, 2007.

▪	Our operating expenses (income) in the three months ended August 31, 2008 were $116.2 million, compared to $174.6 million in the three months ended August 31, 2007, a net decrease of $58.4 million, or 33.4 percent. Included in the three months ended August 31, 2008 operating expenses (income) is $70.0 million of income related to the Realtek patent dispute resolution.

▪	Our net income in the three months ended August 31, 2008 was $79.8 million, compared to a net loss of $18.7 million in the three months ended August 31, 2007. Included in the three months ended August 31, 2008 net income is $70.0 million of income related to the Realtek patent dispute resolution.

▪	Our balance sheet contains cash and equivalents of $541.4 million as of August 31, 2008, compared to cash and equivalents of $503.6 million at the end of fiscal 2008. The balance sheet also includes debt of $301 million with $88 million classified as a current liability as of August 31, 2008 compared to debt of $301 million with $48 million classified as a current liability at the end of fiscal 2008.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are described in Annual Report on Form 10-K for the fiscal year ended May 31, 2008. There have been no significant changes to these policies during the three months ended August 31, 2008. These policies continue to be those that we feel are most important to a reader’s ability to understand our financial results.
RESULTS OF OPERATIONS
THREE MONTHS ENDED AUGUST 31, 2008 AND 2007
The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	August 31,
	2008	2007
Sales	100.0%	100.0%
Cost of sales	44.7	53.4

Gross profit margin	55.3	46.6
Operating expenses (income):
Sales and marketing	25.2	23.3
Research and development	13.3	16.4
General and administrative	7.9	6.7
Amortization and write-down of intangible assets	7.3	8.1
Realtek patent resolution	(20.4)	—
Restructuring charges	0.6	0.1

Operating expenses, net	33.9	54.6

Operating income (loss)	21.4	(8.0)
Gain on investments, net	0.0	0.0
Interest expense, net	(0.4)	(1.1)
Other income, net	3.8	3.8

Income (loss) before income taxes	24.8	(5.3)
Income tax provision	(1.5)	(0.5)

Net income (loss)	23.3%	(5.8)%

Sales
Consolidated sales for the three months ended August 31, 2008 and 2007 by segment were as follows (dollars in millions):

	Three Months Ended
	August 31,
	2008	2007
China-based sales region	$175.4	$156.0
Rest of World sales region	140.3	137.9
TippingPoint security business	28.2	25.5
Eliminations and other	(1.2)	—

Consolidated sales	$342.7	$319.4

Sales in our China-based sales region increased $19.4 million, or 12.4%, in the three months ended August 31, 2008 compared to the same period in the previous fiscal year. This growth is primarily attributable to appreciation on the Renminbi in the current quarter related to our direct sales in China as well as sales to Huawei.
Sales in our Rest of World sales region segment increased $2.4 million, or 1.7%, in the three months ended August 31, 2008 compared to the same period in the previous fiscal year. This growth is primarily attributable to strong sales in our APR and LAT regions mostly offset by decreased sales in our NA region.
Sales in our TippingPoint segment increased $2.7 million, or 10.6%, in the three months ended August 31, 2008 compared to the same period in the previous fiscal year. This increase is primarily attributable to increased maintenance revenue in the period.
Eliminations and other increased by $1.2 million from zero in the same period in the prior fiscal year. This increase is primarily due to our TippingPoint segment now selling product to our Rest of World segment for resale.
Consolidated revenues increased by $23.3 million or 7.3% in the three months ended August 31, 2008 compared to the same period in the previous fiscal year.
Sales by major product categories are as follows (dollars in millions, except percentages):

	Three Months Ended
	August 31,
	2008		2007
Networking	$282.5	82%	$262.6	82%
Security	36.4	11%	31.5	10%
Voice	12.8	4%	16.3	5%
Services	11.0	3%	9.0	3%

Total	$342.7	100%	$319.4	100%

Networking revenue includes sales of our Layer 2 and Layer 3 stackable 10/100/1000 managed switching lines, our modular switching lines, routers, IP storage and our small to medium-sized enterprise market products. Sales of our networking products in the three months ended August 31, 2008 increased $19.9 million, or 8 percent, from the same period in the previous fiscal year. The increase in sales was primarily driven by appreciation on the Renminbi related to our sales in China as well as, to a lesser extent, net increased sales in our Rest of World sales region.
Security revenue includes our TippingPoint™ products and services, as well as other security products, such as our embedded firewall, or EFW and virtual private network, or VPN, products. Sales of our security products in the three months ended August 31, 2008 increased $4.9 million, or 16 percent, from the same period in the previous fiscal year. The increase is primarily attributable to increased sales of our TippingPoint maintenance revenue as well as, to a lesser extent, increased sales of our Networking Security products by our China-based sales region.
Voice revenue includes our VCX™ and NBX® voice-over-internet protocol, or VoIP, product lines, as well as voice gateway offerings. Sales of our VoIP telephony products in the three months ended August 31, 2008 decreased $3.5 million, or 21 percent, from the same period of the prior fiscal year due primarily to decreased sales in North America.
Services revenue includes professional services and maintenance contracts, excluding TippingPoint maintenance which is included in security revenue. Services revenue in the three months ended August 31, 2008 increased $2.0 million, or 22 percent, from the same period in the previous fiscal year. The increase was driven primarily by increased service sales tied to growth in our networking business.
Gross Margin
Gross margin for the three months ended August 31, 2008 and 2007 by segment were as follows:

	Three Months Ended
	August 31,
	2008	2007
Networking business	54.1%	47.0%
TippingPoint security business	69.4%	65.3%
Consolidated margin	55.3%	46.6%
Gross margin in our Networking business improved 7.1 points to 54.1 percent in the three months ended August 31, 2008 from 47.0 percent in the same period in the previous fiscal year. The improvement in gross profit margin is explained by improved product mix as well as reduced costs. The reduced costs primarily relate to a change from an outsourced service provider in the year ago period to a hybrid model involving the use of both outsourced and in-house resources in the delivery of customer services in the current period.
Gross margin in our TippingPoint Security business improved 4.1 points to 69.4 percent in the three months ended August 31, 2008 from 65.3 percent in the same period in the previous fiscal year. These improvements are due primarily to support cost reductions from continued improved product quality, and favorable product mix.
Gross margin on a consolidated basis increased 6.7 points to 55.3 percent in the three months ended August 31, 2008 from 46.6 percent in the same period in the previous fiscal year. This increase is mainly due to the items discussed above, as well as the absence of purchase accounting related adjustments in the current period that was present in the same period of the previous fiscal year.
Operating Expenses (Income)

	Three Months Ended
	August 31,		Change
(Dollars in millions, except percentages)	2008	2007	$	%
Sales and marketing	$86.3	$74.4	$11.9	16%
Research and development	45.7	52.3	(6.6)	(13)%
General and administrative	27.0	21.5	5.5	26%
Amortization of intangible assets	25.2	26.0	(0.8)	(3)%
Patent dispute resolution	(70.0)	—	(70.0)	*
Restructuring	2.0	0.4	1.6	400%

Operating expenses, net	$116.2	$174.6	$(58.4)	(33)%

*	- percentage calculation not meaningful.
Sales and Marketing.
The most significant factors in the increase in the three months ended August 31, 2008 compared to the same period in fiscal 2008 was the increased investment in our direct-touch sales force in our China-based sales region and in our EMEA region of our Rest of World sales region.

Research and Development.
The most significant factor contributing to the decrease in the three months ended August 31, 2008 compared to the same period in fiscal 2008 was continued savings from integration of research and development in all regions in our Networking business, partially offset by increased research and development costs in our TippingPoint Security business due to increased headcount.
General and Administrative.
The most significant factor in the increase in the three months ended August 31, 2008 compared to the same period in fiscal 2008 was $1.3 million of increased stock-based compensation expenses as well as increased costs to support the multi-national expansion of our business.
Amortization of Intangible Assets.
Amortization of intangible assets decreased $0.8 million in the three months ended August 31, 2008 when compared to the previous fiscal year due to one of our intangible assets becoming fully depreciated in the fourth quarter of fiscal 2008.
Patent dispute resolution.
The Company and Realtek Group reached an agreement with respect to certain networking technologies of the Company that resolved a long-standing patent dispute between the companies. Under the terms of the agreement, Realtek paid the Company $70.0 million, all of which was received in the three months ended August 31, 2008.
The Company has recognized the full $70.0 million as operating income in the current period.
Restructuring Charges
Restructuring charges in the three months ended August 31, 2008 included $1.9 million for severance and outplacement costs and a $0.1 million charge for facilities-related charges.
Restructuring charges in the three months ended August 31, 2007 included $0.9 million for severance and outplacement costs and a $0.5 million benefit for facilities-related charges.
See Note 5 to Condensed Consolidated Financial Statements for a more detailed discussion of restructuring charges.
Interest Expense, Net
In the three months ended August 31, 2008, the Company incurred $1.3 million in net interest expense, compared to net interest expense of $3.6 million in the same period of the prior fiscal year. The decrease in interest expense is primarily due to the decreased principal balance of our long term debt due to scheduled and voluntary payments of principal, and due to a lower LIBOR rate on the loan.
Other Income, Net
Other income, net was $12.9 million in the three months ended August 31, 2008, an increase of $0.4 million compared to the three months ended August 31, 2007. The increase was primarily due to an increase in an operating subsidy program by the Chinese VAT authorities in the form of a partial refund of VAT taxes collected by our China-based sales region from purchasers of software products, and net foreign currency gains in the current period compared to a net foreign currency loss in the prior period.
Income Tax Provision
Our income tax provision was $5.2 million for the three months ended August 29, 2008, an increase of $3.4 million when compared to the corresponding period in the previous fiscal year. The income tax provision in both periods was the result of providing for taxes in certain foreign jurisdictions at various statutory rates.

Net Income (Loss)
Our net income in the three months ended August 31, 2008 was $79.8 million, a $98.5 million increase from a net loss of $18.7 million in the previous fiscal period. The increase was primarily driven by our Realtek patent dispute resolution of $70.0 million, as well as increased sales, and decreased cost of sales due to integration efforts and a change from an outsourced service provider in the year ago period to a hybrid of outsourced and in-house performance of services to our customers.
Segment Analysis (tables in thousands)
The results of our regional Networking segments, Central Functions, and our TippingPoint Security business as our CODM reviews their profitability are presented below.
China-based sales region:

	Three months ended
	August 31,
	2008	2007
Sales	$175,397	$156,034
Gross profit (a)	115,527	94,009
Direct sales and marketing expenses	33,100	25,824

Segment contribution profit	$82,427	$68,185
Segment contribution profit in the three months ended August 31, 2008 increased $14.2 million to $82.4 million when compared to the same period of the prior fiscal year. Segment contribution profit is standard profit less segment direct sales and marketing expenses. The increase was primarily driven by improved product sales mix, partially offset by increased direct sales and marketing expenses due to increased investment in our direct-touch sales force.

a — Gross profit reflects standard margin, which is sales less standard cost of goods sold.
Rest of World sales region:

	Three months ended
	August 31,
	2008	2007
Sales	$140,314	$137,932
Gross profit (a)	82,253	75,438
Direct sales and marketing expenses	28,152	23,087

Segment contribution profit	$54,101	$52,351
Segment contribution profit in the three months ended August 31, 2008 increased $1.8 million to $54.1 million when compared to the same period of the prior fiscal year. Segment contribution profit is standard profit less segment direct sales and marketing expenses. The increase primarily relates sale product mix and lower standard costs, partially offset by increased direct sales and marketing expenses due to increased investment in our direct-touch sales force.

a — Gross profit reflects standard margin, which is sales less standard cost of goods sold.

Central Functions:

	Three months ended
	August 31,
	2008	2007
Gross profit (a)	$(26,976)	$(31,225)
Operating expenses	72,863	78,622

Total cost and expenses	$99,839	$109,847
Total costs and expenses in the three months ended August 31, 2008 decreased $10.0 million to $99.8 million when compared to the same period of the prior fiscal year. Total expenses include supply chain costs and operating expenses excluding those included in Eliminations and Other. The decrease was due primarily to a change from an outsourced service provider for customer service activities in the year ago period to a hybrid model, involving the use of both outsourced and in-house resources in the delivery of customer services in the current period. In addition we continued to realize savings from integration of research and development in all regions in our Networking business, partially offset by increased costs to support the multi-national expansion of our business.

a — Gross profit represents other costs of goods sold not allocated to the sales regions.
TippingPoint Security business:

	Three months ended
	August 31,
	2008	2007
Sales	$28,199	$25,468
Gross profit	19,581	16,626
Operating expenses	19,284	17,180

Segment profit (loss)	$297	$(554)
TippingPoint segment profit in the three months ended August 31, 2008 increased $0.9 million to $0.3 million when compared to the same period of the prior fiscal year. Segment profit is gross profit less operating expenses, excluding those included in Eliminations and Other. The increase was due primarily to support cost reductions from continued improved product quality, and favorable product sales mix, offset in part by increased operating expenses.
LIQUIDITY AND CAPITAL RESOURCES
Cash and equivalents as of August 31, 2008 were $541.4 million, an increase of $37.8 million compared to the balance of $503.6 million as of May 31, 2008. The following table shows the major components of our condensed consolidated statements of cash flows for the three months ended August 31, 2008 and 2007:
(In millions)

	Three Months Ended
	August 31,
	2008	2007
Cash and equivalents, beginning of period	$503.6	$559.2
Net cash provided by (used in) operating activities	39.3	(59.0)
Net cash used in investing activities	(7.5)	(4.5)
Net cash (used in) provided by financing activities	(0.3)	0.6
Effect of exchange rate changes on cash	6.3	4.7

Cash and equivalents, end of period	$541.4	$501.0

Net cash provided by operating activities was $39.3 million in the three months ended August 31, 2008, primarily reflecting our net income of $79.8 million, depreciation and amortization of $33.1 million and stock-based compensation expense of $6.4 million, partially offset by changes in assets and liabilities. Included in the $79.8 million is $70.0 million from the Realtek patent dispute resolution, all of which was collected during the period. This cash collection was partially offset by approximately $10.0 million of legal fees that were accrued in the prior fiscal year and paid in the quarter. Changes in assets and liabilities resulted in a net use of cash of $76.7 million, which was also primarily driven by increased accounts and notes receivable of $50.7 million and increased inventory of $18.6 million. Included in the $76.7 million of change in assets and liabilities are payments of $44.6 million related to Equity Appreciation Rights Plan (“EARP”) and long term incentive plan (“LTI”).
Net cash used in investing activities was $7.5 million for the three months ended August 31, 2008, consisting primarily of $7.5 million of net outflows related to purchases of property and equipment.
Net cash used in financing activities was $0.3 million in the three months ended August 31, 2008, we repurchased $0.6 million of shares of restricted stock awards upon vesting from employees, including shares to satisfy the tax withholding obligations that arise in connection with such vesting. This was partially offset by proceeds from issuances of our common stock upon exercise of stock options.
As of August 31, 2008, bank-issued standby letters of credit and guarantees totaled $6.9 million, including $6.2 million relating to potential foreign tax, custom, and duty assessments.
We currently have no material capital expenditure purchase commitments other than ordinary course purchases of computer hardware, software and leasehold improvements.
Subsequent to the current quarter, in the second quarter of fiscal 2008 we made a scheduled principal and interest payment related to the $430 million long-term debt. The total amount for this annual principal payment and semi-annual interest payment was approximately $48 million and $7 million, respectively. We also made a voluntary prepayment related to the debt of $40.0 million on September 26, 2008.
On September 24, 2008, our board of directors authorized a stock repurchase program of up to $100 million, effective for one year. The timing and actual number of shares repurchased will depend on a variety of factors and we cannot determine at this time the amount of cash we will use under this program.
We currently believe that our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months.
EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one-year deferral of the effective date of FAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Effective June 1, 2008, we adopted the provisions of SFAS No. 157 with respect to our financial assets and liabilities recorded at fair value. We have not yet determined the impact, if any, of the portion of SFAS No. 157, for which the implementation has been deferred, will have on our results of operations or financial condition.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” to improve reporting and to create greater consistency in the accounting and financial reporting of business combinations. The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141R amends SFAS 109, such that adjustments made to valuation allowances on deferred income taxes and acquired income tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141R would apply the provisions of SFAS No. 141R. An entity may not apply SFAS No. 141R before that date. Given SFAS No. 141R relates to prospective and not historical business combinations, the Company cannot currently determine the potential effects adoption of SFAS No. 141R may have on its consolidated financial statements.
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
On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133.” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No.133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company has currently not determined the potential effects on the consolidated financial statements, if any.
In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”). The intent of FSP FAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R “Business Combinations”, and other U.S. generally accepted accounting principles. FSP FAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of FSP FAS No. 142-3 on our consolidated results of operations and financial position.
In May 2008, the FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not currently expect the adoption of SFAS No. 162 to have a material effect on our consolidated results of operations and financial position.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We no longer hold any marketable equity traded securities as of August 31, 2008.
ITEM 4. CONTROLS AND PROCEDURES
Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of August 29, 2008, our disclosure controls and procedures were effective.
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

There have been no changes in our internal control over financial reporting that occurred during the three months ended August 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 15 to the Notes to the Condensed Consolidated Financial Statements is incorporated by reference herein.
ITEM 1A. RISK FACTORS
Risk factors may affect our future business and results. The matters discussed below could cause our future results to materially differ from past results or those described in forward-looking statements and could have a material adverse effect on our business, financial condition, results of operations and stock price.
Risks Related to Historical Losses, Financial Condition and Substantial Indebtedness
While we earned a profit in the first quarter of our 2009 fiscal year, we have incurred significant net losses in recent fiscal periods, including $228.8 million for the fiscal year ended May 30, 2008, and we may not be able to sustain or increase this profitability in the future.
While we returned to profitability in the first quarter of our 2009 fiscal year, we have incurred significant net losses for many years prior to this quarter and cannot provide assurance that we will be able to sustain this profitability, or, if sustained, increase it. We face a number of challenges that have affected our operating results during the current and past several fiscal years. Specifically, we have experienced, and may continue to experience, the following:
•	declining sales in certain regions due to price competition and reduced incoming order rate;

•	operating expenses that, as a percentage of sales, have exceeded our desired financial model;

•	significant senior leadership and other management changes;

•	significant non-cash accounting charges;

•	increased sales and marketing expense as part of a strategy to help grow our market share;

•	disruptions and expenses resulting from our workforce reductions and employee attrition; and

•	interest expense resulting from our senior secured loan.
To sustain profitability, we must maintain or increase our sales, and if we cannot do that, we may need to further reduce costs. As we have implemented significant cost reduction programs over the last several years, it may be difficult to make significant further cost reductions without in turn impacting our sales. Future restructuring activity could also make it more difficult for us to address all of our legal and regulatory obligations in an effective manner, which could lead to penalties. In addition, we may choose to reinvest some or all of our realized cost savings in future growth opportunities or in our worldwide integration efforts. Any of these events or occurrences will likely cause our expense levels to continue to be at levels above our desired model.
If we cannot overcome these challenges, reduce our expenses and/or increase our revenue, we may not be able to sustain profitability.
Our substantial debt could adversely affect our financial condition; and the related debt service obligations may adversely affect our cash flow and ability to invest in and grow our businesses.
We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. As of September 29, 2008, our total debt balance was $213 million, of which $48 million is due within one year and was classified as a current liability. In addition, despite current debt levels, the terms of our indebtedness allow us or our subsidiaries to incur more debt, subject to certain limitations.

While our senior secured loan is outstanding, we will have annual principal obligations of between approximately $48 million and $97 million. The interest rate on this loan is floating based on the LIBOR rate; accordingly, if the LIBOR rate is increased, interest amounts could be higher. The maturity date on this loan is September 28, 2012. We intend to fulfill our debt service obligations primarily from cash generated by our China-based segment operations, if any, and, to the extent necessary, from parent-level cash and investments. Because we anticipate that a substantial portion of the cash generated by our operations will be used to service this loan during its term, such funds will not be available to use in future operations, or investing in our businesses. Further, a significant portion of the excess cash flow generated by our China-based segment, if any, must be used annually to prepay principal on the loan. The foregoing may adversely impact our ability to expand our businesses or make other investments. In addition, if we are unable to generate sufficient cash to meet these obligations and must instead use our existing cash or investments, we may have to reduce, curtail or terminate other activities of our businesses.
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
The restrictions imposed by the terms of our senior secured loan facility could adversely impact our ability to invest in and grow our China business.
Covenants in the agreements governing our senior secured loan materially restrict our H3C subsidiary’s operations based in China, including H3C’s ability to incur debt, pay dividends, make certain investments and payments, make acquisitions of other businesses and encumber or dispose of assets. These negative covenants restrict our flexibility in operating our China business. In addition, in the event H3C’s financial results do not meet our plans, the failure to comply with the financial covenants contained in the loan agreements could lead to a default. Our lenders may attempt to call defaults for violations of financial covenants (or other items, even if the underlying financial performance of H3C is satisfactory) in an effort to extract waiver or consent fees from us or to force a refinancing. A default and acceleration under one debt instrument or other contract may also trigger cross-acceleration under other debt instruments or other agreements, if any. An event of default, if not cured or waived, could have a material adverse effect on us because the lenders will be able to accelerate all outstanding amounts under the loan or foreclose on the collateral (which consists primarily of the assets of our H3C subsidiary and could involve the lenders taking control over H3C). Any of these actions would likely result in a material adverse effect on our business and financial condition.
Risks Related to China-based Sales region and Dependence Thereon
We are significantly dependent on our China-based segment; if it is not successful we will likely experience a material adverse impact to our business, business prospects and operating results.
For the fiscal quarter ended August 29, 2008, our China-based sales region accounted for approximately 51 percent of our consolidated revenue. In addition to China-related risks discussed elsewhere in this filing, our China-based sales region is subject to specific risks relating to its ability to:
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

Our China-based sales region maintains a leading position in many market categories in China. It has experienced growth in recent periods in part due to the growth in China’s technology industry, which may not be representative of future growth or be sustainable. Companies that have leading positions may find it more challenging to grow in their markets. We cannot therefore assure you that our China-based sales region’s historical financial information is indicative of its future operating results or future financial performance, or that its profitability will be sustained.
In China, we face competition from domestic Chinese industry participants, and as a foreign-owned business, may not be as successful in selling to Chinese customers, particularly those in the public sector, to the extent that such customers favor Chinese-owned competitors.
We expect that a significant portion of our sales will continue to be derived from our China-based sales region for the foreseeable future. As a result, our business, financial condition and results of operations are to a significant degree subject to economic, political, legal and social developments and other events in China and surrounding areas. In addition, because we already have a significant percentage of the market share in China for enterprise networking products (and together with Cisco represent a substantial portion of that market), our opportunities to grow market share in China are more limited than in the past. We discuss risks related to the PRC in further detail below.
Given the significance of our China-based sales region to our financial results, if it is not successful, our business will likely be adversely affected.
We are dependent on Huawei Technologies (“Huawei”) in several material respects, including as an important customer; we expect Huawei to reduce its business with us, which could materially adversely affect our business results.
We derive a material portion of our sales from Huawei, which formerly held a significant investment in our H3C subsidiary. In the three months ended August 29, 2008, which includes results from our legal entity H3C’s June 30, 2008 quarter, Huawei accounted for approximately 38 percent of the revenue for our China-based sales region and approximately 19 percent of our consolidated revenue. Huawei’s percentage of our China-based sales region’s revenues has been trending downward from 46 percent during the 3 months ended November 30, 2006, to the current level, and we expect this downward trend to continue. We further expect that Huawei will in the future reduce its business with us and, accordingly, that its purchases in absolute dollars will decrease. Huawei does not have any minimum purchase requirements under our existing OEM agreement, which expires in November 2008. While we are seeking a renewal of that agreement, we may not be able to renew it. In sum, we risk the possibility that Huawei sources products from another vendor or internally develops these products. We need to develop additional channels within China and in other regions, including channels to the carrier market, and we believe in any case that increasing our Rest of World segment’s sales of H3C-branded or sourced products is highly important to our global growth opportunities. If we fail in these efforts, our business will suffer. Further, we have and expect to continue to incur costs relating to transition matters with respect to support that Huawei previously provided for H3C when it was a shareholder. In addition, our China headquarters in Hangzhou, PRC is owned by Huawei and leased to us under a lease agreement that expires in January 2009; if we cannot renew this lease on terms favorable to us or find alternate facilities, we may suffer disruption in our China business. If any of the above risks occur, it will likely have an adverse impact on our sales and business performance.
We must execute on a global strategy to leverage the benefits of our H3C acquisition; if we are not successful in these efforts, our business will suffer.
Our acquisition of H3C—which significantly increased the size, scope and complexity of 3Com,continues to present unique challenges that we must address. H3C’s business is largely based in the PRC and therefore significant cultural, language, business process and other differences exist between our China-based sales region and our Rest of World business. We may experience business disruption as management and other personnel focus on global management activities and integration matters. Depending on the decisions we make on various strategic alternatives available to us, we may develop new or adjusted product development initiatives, go-to-market strategies, branding tactics, unified back office, supply chain and IT systems, streamlined engineering efforts or other strategies that maximize the potential of the integrated company. Integration activities may require substantial investment. If we are not successful in executing these integration strategies, our business might be substantially harmed.

If we cannot continue to increase our Rest of World segment’s sales of H3C branded or sourced products outside of China, we will likely find it increasingly difficult to grow our overall business.
We believe that increasing our Rest of World segment’s sales of H3C branded or sourced products is highly important to 3Com’s global growth opportunities and ultimately to our consolidated growth. If we fail in these efforts, our business will suffer.
Risk Related to Personnel
Our success is dependent on continuing to hire and retain qualified managers and other personnel, including at our H3C subsidiary, and reducing senior management turnover; if we are not successful in attracting and retaining these personnel, our business will suffer.
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
The senior management team at our H3C subsidiary has been highly effective since H3C’s inception in 2003. We need to continue to incentivize and retain H3C management. We cannot be sure that we will be successful in these efforts. If we are not successful, our China-based sales region may suffer, which, in turn, will have a material adverse impact on our consolidated business. Many of these senior managers, and other key H3C employees, originally worked for Huawei prior to the inception of H3C. Subject to non-competition agreements with us (if applicable), these employees could return to work for Huawei at any time. Huawei is not subject to any non-solicitation obligations in respect of H3C or 3Com. Further, former Huawei employees that work for H3C may retain financial interests in Huawei.
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

Our competition with Huawei in the enterprise networking market could have a material adverse effect on our sales and our results of operations; now that the contractual non-compete period has expired, Huawei can increase its level of competition, which would likely materially and adversely affect our business.
As Huawei expands its international operations, there could be increasing instances where we compete directly with Huawei in the enterprise networking market. As an OEM customer of our China-based segment, Huawei has had, and continues to have, access to H3C’s products for resale. This access enhances Huawei’s current ability to compete directly with us. We could lose a competitive advantage in markets where we compete with Huawei, which in turn could have a material adverse effect on our sales and overall results of operations. In addition, Huawei’s obligation not to offer or sell enterprise class, and small-to-medium size business (or SMB), routers and switches that are competitive with H3C’s products has recently expired. Accordingly, we are now subject to the risk of increased competition from Huawei, which could materially harm our results of operations. More specifically, Huawei may offer and sell its own enterprise or SMB routers and switches, or resell products that it sources from our competitors. Huawei is also not prohibited from selling products in ancillary areas—such as security, voice over internet protocol and storage products—that are also sold today by our China-based operations. If Huawei chooses to increase its competition with us, or if we do not compete favorably with Huawei, it is likely that our business results, particularly in the Asia Pacific region and specifically in China, will be materially and negatively affected.
In addition, Huawei maintains a strong presence within China and the Asia Pacific region and has significant resources with which to compete within the networking industry, including the assets of Harbour Networks, a China-based competitor that possesses enterprise networking products and technology. In sum, we risk the possibility that Huawei sources products from another vendor or internally develops these products. We cannot predict whether Huawei will compete with us. If competition from Huawei increases, our business will likely suffer.
Finally, if any of our H3C subsidiary’s senior managers, and other key H3C employees that originally worked for Huawei prior to the inception of H3C, return to work for Huawei, the competitive risks discussed above may be heightened. Subject to non-competition agreements with us (if applicable), these employees could return to work for Huawei at any time. Huawei is not subject to any non-solicitation obligations in respect of H3C or 3Com. Further, former Huawei employees that work for H3C may retain financial interests in Huawei.
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

We expect to utilize strategic relationships and other alliances as key elements in our strategy. If we are not successful in forming these partnerships or if they are not successful, our ability to achieve our growth and profitability goals could be adversely affected.
We have existing strategic partners and expect to evaluate other possible strategic relationships, including joint ventures and other types of alliances. We may increase our reliance on such strategic relationships to broaden our sales channels, complement internal development of new technologies and enhancement of existing products, and exploit perceived market opportunities. For example, we intend to seek additional channel partners for the Chinese carrier market.
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
Our focus on enterprise networking may cause increased sensitivity to the business risks associated specifically with the enterprise networking market and our ability to execute successfully on our strategies to provide superior solutions for larger and multi-site enterprise environments. To be successful in the enterprise networking market, we will need to be perceived by decision making officers of large enterprises as committed for the long-term to the high-end networking business. Also, expansion of sales to large enterprises may be disruptive in a variety of ways, such as adding larger systems integrators that may raise channel conflict issues with existing distributors or value-added resellers, or a perception of diminished focus on the small and medium enterprise market.
Risks Related to Operations and Distribution Channels
A significant portion of our sales is derived from a small number of distributors. If any of these partners reduces its business with us, our business could be adversely affected.
We distribute many of our products through two-tier distribution channels that include distributors, systems integrators and value added resellers, or VARs. A significant portion of our sales is concentrated among a few distributors; our two largest distributors accounted for a combined 16 percent of our consolidated revenue for the three months ended August 29, 2008. If either of these distributors reduces its business with us, our sales and overall results of operations could be adversely affected.
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
In portions of our business we have implemented a program with our manufacturing partners to ship products directly from regional shipping centers to customers. Through this program, we are relying on these partners to fill customer orders in a timely manner. This program may not yield the efficiencies that we expect, which would negatively impact our results of operations. Any disruptions to on time delivery to customers would adversely impact our sales and overall results of operations.
If we fail to adequately evolve our financial and managerial control and reporting systems and processes, including the management of our China-based operations, our ability to manage and grow our business will be negatively affected.
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
If PRC tax benefits available to us in China are reduced or repealed, our business could suffer.
Effective January 1, 2008, the PRC has enacted a new tax law, which introduces a new corporate income tax rate of 25 percent. Companies which benefited from preferential tax rates and rulings under the previous tax law can continue to enjoy those concessions, subject to transitional rules. Our subsidiary in China was entitled to tax concessions which began in 2004 and exempted it from the PRC income tax for its initial two years and entitle it to a 50 percent reduction in income tax in the following three years. Calendar 2008 will be the final year of that 50 percent reduction. The new tax law provides for a reduced tax rate of 15 percent for companies which qualify as “new and high technology” enterprises. Based on the regulations, we believe that our subsidiary in China will qualify for this reduced rate. We applied for the “new and high technology” status on September 1, 2008. If we are not entitled to “new and high technology” enterprise treatment under this new law (due to the publication of new regulations or the interpretation of existing law or regulation or otherwise), if other tax benefits we currently enjoy are withdrawn or reduced, or if new taxes are introduced which have not applied to us before, there would likely be a resulting increase to our statutory tax rates in the PRC. Increases to tax rates in the PRC, where we are profitable, could adversely affect our results of operations and cash flow. If we do not qualify for the reduced rate, our statutory income tax rate in China will be 9% for 2008, 20% for 2009, 22% for 2010, 24% for 2011, and 25% thereafter.

Our H3C subsidiary is subject to restrictions on paying dividends and making other payments to us.
Chinese regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with Chinese accounting standards and regulations. Our main Chinese entity is required to set aside a portion of its after-tax profits — currently 10 percent — according to Chinese accounting standards and regulations to fund certain reserves. The Chinese government also imposes controls on the conversion of Renminbi into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. These restrictions may in the future limit our ability to receive dividends or repatriate funds from China. In addition, the credit agreement governing our senior secured loan also imposes significant restrictions on our ability to dividend or make other payments to our other segments. Finally, the new PRC tax law, effective January 1, 2008, imposes a withholding tax on certain payments by entities resident in PRC to entities outside of the PRC (including Hong Kong). Regulations have now been issued which confirm that this withholding tax will apply to dividends and other distributions made by our subsidiary in China. Consequently, all distributions of earnings realized from 2008 onwards from our PRC subsidiaries to our subsidiary in Hong Kong will be subject to this withholding tax at a rate of 5%. Our main PRC subsidiary generates the cash used to pay principal and interest on our H3C loan (through dividend flows from the PRC to Hong Kong and then to the Cayman Islands). Accordingly, we will in the future be required to earn proportionately higher profits in the PRC to service principal and interest on our loan, or be forced to fund any deficiencies from cash generated from other geographies.
We are subject to risks relating to currency rate fluctuations and exchange controls and we do not hedge this risk in China.
Approximately 51 percent of our sales and a portion of our costs are denominated in Renminbi, the Chinese currency. At the same time, our senior secured bank loan — which we intend to service and repay primarily through cash flow from our China-based operations — is denominated in US dollars. In July 2005, China uncoupled the Renminbi from the U.S. dollar and let it float in a narrow band against a basket of foreign currencies. The Renminbi could appreciate or depreciate relative to the U.S. dollar. Any movement of the Renminbi may materially and adversely affect our cash flows, revenues, operating results and financial position, and may make it more difficult for us to service our U.S. dollar-denominated senior secured bank loan. More specifically, if the Renminbi appreciates in value as compared with the U.S. dollar, our reported revenues will derive a beneficial increase due to currency translation; and if the Renminbi depreciates, our revenues will suffer due to such depreciation. This currency translation impacts our expenses as well, but to a lesser degree. In recent periods, we have benefited from the currency translation of Renminbi, but our results may in the future be harmed by it.
We do not currently hedge the currency risk in China through foreign exchange forward contracts or otherwise and China employs currency controls restricting Renminbi conversion, limiting our ability to engage in currency hedging activities in China. Various foreign exchange controls are applicable to us in China, and such restrictions may in the future make it difficult for H3C or us to repatriate earnings, which could have an adverse effect on our cash flows and financial position.
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
In addition, the legal systems of many foreign countries do not protect or honor intellectual property rights to the same extent as the legal system of the United States. For example, in China, the legal system in general, and the intellectual property regime in particular, are still in the development stage. It may be very difficult, time-consuming and costly for us to attempt to enforce our intellectual property rights in these jurisdictions.
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
Our open source strategy subjects us to additional intellectual property risks, such as less control over development of certain technology that forms a part of this strategy and a higher likelihood of litigation.
Many of our networking products use open source software, or OSS, licenses. The underlying source code for OSS is generally made available to the general public with either relaxed or no intellectual property restrictions. This allows users to create user-generated software content through either incremental individual effort, or collaboration. The use of OSS means that for such software we do not exercise control over many aspects of the development of the open source technology. For example, the vast majority of programmers developing OSS used by us are neither our employees nor contractors. Therefore, we cannot predict whether further developments and enhancements to OSS selected by us would be available. Furthermore, rival OSS applications often compete for market share. Should our choice of application fail to compete favorably, its OSS development may wane or stop. In addition, OSS has few technological barriers to entry by new competitors and it may be relatively easy for new competitors, who may have greater resources than us, to enter our markets and compete with us. Also, because OSS is often compiled from multiple components developed by numerous independent parties and usually comes “as is” and without indemnification, OSS is more vulnerable to third party intellectual property infringement claims. Finally, some of the more prominent OSS licenses, such as the GNU General Public License, are the subject of litigation. It is possible that a court could hold such licenses to be unenforceable or someone could assert a claim for proprietary rights in a program developed and distributed under them. Any ruling by a court that these licenses are not enforceable or that open source components of our product offerings may not be liberally copied, modified or distributed may have the effect of preventing us from selling or developing all or a portion of our products. If any of the foregoing occurred, it could cause a material adverse impact on our business.
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
For example, we experienced a decrease in our stock price around the same time that our proposed acquisition to be acquired by an entity controlled by affiliates of Bain Capital Partners, or Newco, was terminated. More specifically, on March 20, 2008, an affiliate of Bain Capital Partners, LLC sent a letter to us purporting to terminate our merger agreement dated September 28, 2007, or the Merger Agreement. We terminated the Merger Agreement, by letters dated April 25, 2008 and April 29, 2008, as a result of Newco’s failure to consummate the merger in accordance with the Merger Agreement. As previously disclosed, we have filed a lawsuit seeking payment of the $66 million termination fee from Newco under the Merger Agreement. We cannot assure you that we will be able to collect all or any portion of the termination fee, or that our efforts will not result in adverse consequences to us.
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
We may be required to record additional significant charges to earnings if our goodwill or intangible assets become impaired.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes repurchases of our stock, including shares returned to satisfy employee tax withholding obligations, in the three months ended August 31, 2008:

	Total Number		Average
	of Shares		Price Paid
Period	Purchased		per Share
May 31, 2008 through June 27, 2008	1,058	(1)	$2.46
June 28, 2008 through July 25, 2008	85,137	(1)	2.04
July 26, 2008 through August 29, 2008	197,116	(1)	1.86

Total	283,311		$1.92

(1)	Represents shares returned to us to satisfy tax withholding obligations that arose upon the vesting of restricted stock awards.
On September 24, 2008, our board of directors authorized a stock repurchase program of up to $100 million, effective for one year. Stock repurchases under this program may be made through open-market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The stock repurchase program may be limited or terminated at any time without prior notice.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	002-92053	2.1	4/4/00

2.2	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.	10-Q	002-92053	2.11	4/4/00

2.3	Agreement and Plan of Merger, dated December 13, 2004, by and among the Registrant, Topaz Acquisition Corporation and TippingPoint Technologies, Inc.	8-K	000-12867	2.1	12/16/04

2.4	Securities Purchase Agreement by and among 3Com Corporation, 3Com Technologies, Huawei Technologies Co., Ltd. and Shenzen Huawei Investment & Holding Co., Ltd., dated as of October 28, 2005	8-K/A	000-12867	2.1	3/30/06

2.5	Stock Purchase Agreement by and between Shenzhen Huawei Investment & Holding Co., Ltd. and 3Com Technologies, dated as of December 22, 2006	8-K	000-12867	10.1	12/27/06

2.6	Agreement and Plan of Merger by and among 3Com Corporation, Diamond II Holdings Inc. and Diamond II Acquisition Corp., dated September 28, 2007	8-K/A	000-12867	2.1	9/28/07

3.1	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger	10-Q	002-92053	3.4	10/8/99

3.2	Registrant’s Bylaws, as amended on March 23, 2005	8-K	000-12867	3.1	3/28/05

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	10-Q	000-12867	3.6	10/11/01

4.1	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002 (“Rights Agreement”)	8-A/A	000-12867	4.1	11/27/02

4.2	Amendment No. 1 to Rights Agreement, dated as of September 28, 2007	8-K	000-12867	4.1	9/28/07

10.1	First Amendment dated as of June 18, 2008 to Amended and Restated Credit and Guaranty Agreement dated as of May 25, 2007 and effective as of May 31, 2007 among H3C Holdings Limited, as Borrower, 3Com Corporation, 3Com Holdings Limited and 3Com Technologies, as Holdco Guarantors, H3C Technologies Co., Limited, as Guarantor, various Lenders, Goldman Sachs Credit Partners L.P., as Mandated Lead Arranger, Bookrunner, Administrative Agent and Syndication Agent, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	10-K	000-12867	10.54	7/25/08

10.2	3Com Corporation 2003 Stock Plan, as amended and approved by the stockholders on September 24, 2008 (Beijing, China-time)*	8-K	000-12867	10.1	9/24/08

Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.3	Amended and Restated 3Com Corporation 1984 Employee Stock Purchase Plan, as approved by stockholders on September 24, 2008 (Beijing, China-time)*	8-K	000-12867	10.2	9/24/08

10.4	Agreement dated and effective as of July 11, 2008 by and between 3Com Corporation and Realtek Semiconductor Corp.					X

10.5	Gigabit Technology License Agreement dated and effective as of July 11, 2008 by and between 3Com Corporation, Realtek Semiconductor Corporation and Amber Universal Inc.					X

10.6	Parallel Tasking Technology License Agreement dated and effective as of July 11, 2008 by and between 3Com Corporation, Realtek Semiconductor Corporation and Leading Enterprises Limited					X

31.1	Certification of Principal Executive Officer					X

31.2	Certification of Principal Financial Officer					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3Com Corporation (Registrant)
Dated: October 7, 2008	By:	/s/ Jay Zager
Jay Zager
Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer and a duly authorized officer of the registrant)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	002-92053	2.1	4/4/00

2.2	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.	10-Q	002-92053	2.11	4/4/00

2.3	Agreement and Plan of Merger, dated December 13, 2004, by and among the Registrant, Topaz Acquisition Corporation and TippingPoint Technologies, Inc.	8-K	000-12867	2.1	12/16/04

2.4	Securities Purchase Agreement by and among 3Com Corporation, 3Com Technologies, Huawei Technologies Co., Ltd. and Shenzen Huawei Investment & Holding Co., Ltd., dated as of October 28, 2005	8-K/A	000-12867	2.1	3/30/06

2.5	Stock Purchase Agreement by and between Shenzhen Huawei Investment & Holding Co., Ltd. and 3Com Technologies, dated as of December 22, 2006	8-K	000-12867	10.1	12/27/06

2.6	Agreement and Plan of Merger by and among 3Com Corporation, Diamond II Holdings Inc. and Diamond II Acquisition Corp., dated September 28, 2007	8-K/A	000-12867	2.1	9/28/07

3.1	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger	10-Q	002-92053	3.4	10/8/99

3.2	Registrant’s Bylaws, as amended on March 23, 2005	8-K	000-12867	3.1	3/28/05

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	10-Q	000-12867	3.6	10/11/01

4.1	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002 (“Rights Agreement”)	8-A/A	000-12867	4.1	11/27/02

4.2	Amendment No. 1 to Rights Agreement, dated as of September 28, 2007	8-K	000-12867	4.1	9/28/07

10.1	First Amendment dated as of June 18, 2008 to Amended and Restated Credit and Guaranty Agreement dated as of May 25, 2007 and effective as of May 31, 2007 among H3C Holdings Limited, as Borrower, 3Com Corporation, 3Com Holdings Limited and 3Com Technologies, as Holdco Guarantors, H3C Technologies Co., Limited, as Guarantor, various Lenders, Goldman Sachs Credit Partners L.P., as Mandated Lead Arranger, Bookrunner, Administrative Agent and Syndication Agent, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	10-K	000-12867	10.54	7/25/08

10.2	3Com Corporation 2003 Stock Plan, as amended and approved by the stockholders on September 24, 2008 (Beijing, China-time)*	8-K	000-12867	10.1	9/24/08

Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.3	Amended and Restated 3Com Corporation 1984 Employee Stock Purchase Plan, as approved by stockholders on September 24, 2008 (Beijing, China-time)*	8-K	000-12867	10.2	9/24/08

10.4	Agreement dated and effective as of July 11, 2008 by and between 3Com Corporation and Realtek Semiconductor Corp.					X

10.5	Gigabit Technology License Agreement dated and effective as of July 11, 2008 by and between 3Com Corporation, Realtek Semiconductor Corporation and Amber Universal Inc.					X

10.6	Parallel Tasking Technology License Agreement dated and effective as of July 11, 2008 by and between 3Com Corporation, Realtek Semiconductor Corporation and Leading Enterprises Limited					X

31.1	Certification of Principal Executive Officer					X

31.2	Certification of Principal Financial Officer					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan