Form 10-Q
period 2008-11-28
3COM CORP
filed 2009-01-07
CIK 738076

united states
securities and exchange commission
Washington, D.C. 20549
FORM 10-Q

☑	quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934
For the quarterly period ended November 28, 2008
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
Registrant’s telephone number, including area code: (508) 323-1000
Former name, former address and former fiscal year, if changed since last report: N/A
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check is a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 26, 2008, 386,760,766 shares of the registrant’s common stock were outstanding.

3COM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 28, 2008

We use a 52 or 53 week fiscal year ending on the Friday nearest to May 31, with each fiscal quarter ending on the Friday generally nearest August 31, November 30 and February 28. For presentation purposes, the periods are shown as ending on August 31, November 30, February 28 and May 31, as applicable. Our China legal entity follows a calendar year basis of reporting and therefore results for our China-based sales segment is consolidated on a two-month time lag.
3Com, the 3Com logo, Digital Vaccine, IntelliJack, NBX, OfficeConnect, TippingPoint, TippingPoint Technologies and VCX are registered trademarks and H3C and VCX are trademarks of 3Com Corporation or one of its wholly owned subsidiaries. Other product and brand names may be trademarks or registered trademarks of their respective owners.
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the following aspects of our business: stock repurchase program; China-based sales region strategy, growth, dependence, expected benefits, tax rate, sales from China, and resources needed to comply with Sarbanes-Oxley and manage operations; impact of recent accounting regulations; expected annual amortization expense; environment for enterprise networking equipment; global economic slowdown; challenges relating to sales growth; trends and goals for segments and regions; pursuit of termination fee; supply of components; research and development focus; execution of our strategy; strategic product and technology development plans; goal of sustaining profitability; dependence on China; ability to satisfy cash requirements for at least the next twelve months; restructuring activities and expected charges to be incurred; expected cost savings from restructuring activities and integration; potential acquisitions and strategic relationships; future contractual obligations; recovery of deferred tax assets and balance of unrecognized tax benefits; reserves; market risk; outsourcing; competition and pricing pressures; expectation regarding base interest rates; impact of foreign currency fluctuations; belief regarding meritorious defenses to litigation claims and effect of litigation; and you can identify these and other forward-looking statements by the use of words such as “may,” “can,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any forward-looking statements.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
3COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(In thousands, except per share data)	2008	2007	2008	2007
Sales	$354,562	$317,801	$697,212	$637,235
Cost of sales	154,770	165,681	307,793	336,179

Gross profit	199,792	152,120	389,419	301,056

Operating expenses (income):
Sales and marketing	88,620	80,785	174,902	155,189
Research and development	47,854	52,199	93,601	104,509
General and administrative	31,352	31,060	58,406	52,538
Amortization	25,060	26,260	50,224	52,266
Patent dispute resolution	—	—	(70,000)	—
Restructuring charges	2,504	3,147	4,501	3,572

Operating expenses, net	195,390	193,451	311,634	368,074

Operating income (loss)	4,402	(41,331)	77,785	(67,018)
Interest expense, net	(547)	(3,966)	(1,798)	(7,533)
Other income, net	15,899	10,343	28,770	22,754

Income (loss) before income taxes	19,754	(34,954)	104,757	(51,797)
Income tax provision	(6,884)	(670)	(12,050)	(2,481)

Net income (loss)	$12,870	$(35,624)	$92,707	$(54,278)

Basic and diluted net income (loss) per share	$0.03	$(0.09)	$0.23	$(0.14)

Shares used in computing per share amounts:
Basic	394,036	398,989	398,462	398,015

Diluted	395,245	398,989	399,658	398,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30,	May 31,
(In thousands, except per share data)	2008	2008
ASSETS
Current assets:
Cash and equivalents	$460,787	$503,644
Notes receivable	113,338	65,116
Accounts receivable, less allowance for doubtful accounts of $13,245 and $12,253, respectively	131,151	116,281
Inventories	111,478	90,831
Other current assets	35,092	34,033

Total current assets	851,846	809,905
Property and equipment, less accumulated depreciation and amortization of $194,016 and $205,835, respectively	49,187	54,314
Goodwill	609,297	609,297
Intangible assets, net	227,971	278,385
Deposits and other assets	19,966	23,229

Total assets	$1,758,267	$1,775,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$86,386	$90,280
Current portion of long-term debt	48,000	48,000
Accrued liabilities and other	378,900	366,181

Total current liabilities	513,286	504,461
Deferred taxes and long-term obligations	23,122	22,367
Long-term debt	165,000	253,000
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value, 990,000 shares authorized; shares issued: 386,750 and 405,656, respectively	2,318,036	2,353,688
Retained deficit	(1,312,539)	(1,405,247)
Accumulated other comprehensive income	51,362	46,861

Total stockholders’ equity	1,056,859	995,302

Total liabilities and stockholders’ equity	$1,758,267	$1,775,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	November 30,
(In thousands)	2008	2007
Cash flows from operating activities:
Net income (loss)	$92,707	$(54,278)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	65,113	69,279
Stock-based compensation expense	12,080	9,868
Loss on property and equipment disposals	891	155
Gain on investments, net	—	(185)
Deferred income taxes	(2,521)	(1,234)
Changes in assets and liabilities:
Accounts and notes receivable	(63,970)	(10,418)
Inventories	(25,478)	16,863
Other assets	1,056	113
Accounts payable	63	(14,642)
Other liabilities	16,152	(68,080)

Net cash provided by (used in) operating activities	96,093	(52,559)

Cash flows from investing activities:
Proceeds from maturities and sales of investments	—	442
Purchases of property and equipment	(11,425)	(9,746)
Proceeds from sale of property and equipment	150	864

Net cash used in investing activities	(11,275)	(8,440)

Cash flows from financing activities:
Issuances of common stock	2,848	5,656
Repurchases of common stock	(50,574)	(1,322)
Repayment of long term debt	(88,000)	(94,000)

Net cash used in financing activities	(135,726)	(89,666)

Effect of exchange rate changes on cash and equivalents	8,051	10,591

Net change in cash and equivalents during period	(42,857)	(140,074)
Cash and equivalents, beginning of period	503,644	559,217

Cash and equivalents, end of period	$460,787	$419,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our financial position as of November 28, 2008 and May 30, 2008, our results of operations for the three and six months ended November 28, 2008 and November 30, 2007 and our cash flows for the six months ended November 28, 2008 and November 30, 2007.
We use a 52 or 53 week fiscal year ending on the Friday nearest to May 31. For convenience, the condensed consolidated financial statements have been shown as ending on the last day of the calendar month. Accordingly, the three and six months shown as ended November 30, 2008 actually ended on November 28, 2008, the three and six months shown as ended November 30, 2007 ended on November 30, 2007, and the balance sheet presented as of May 31, 2008 actually as of May 30, 2008. The results of operations for the three and six months ended November 30, 2008 may not be indicative of the results to be expected for the fiscal year ending May 29, 2009 or any other future periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended May 30, 2008.
Recently issued accounting pronouncements
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” to improve reporting and to create greater consistency in the accounting and financial reporting of business combinations. The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141R amends SFAS 109, such that adjustments made to valuation allowances on deferred income taxes and acquired income tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141R would apply the provisions of SFAS No. 141R. An entity may not apply SFAS No. 141R before that date. Given that SFAS No. 141R relates to prospective and not historical business combinations, the Company cannot currently determine the potential effects adoption of SFAS No. 141R may have on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as required in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring that they be treated as equity transactions. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating whether the adoption of SFAS No. 160 will have an effect on its consolidated financial position, results of operations or cash flows.
In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one-year deferral of the effective date of FAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Effective June 1, 2008, we adopted the provisions of SFAS No. 157 with respect to our financial assets and liabilities recorded at fair value. We have not yet determined the impact, if any, of the portion of SFAS No. 157, for which the implementation has been deferred, will have on our consolidated financial position, results of operations or cash flow.

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
In October 2008, the FASB issued FSP 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have a significant impact on our consolidated financial statements or the fair values of our financial assets and liabilities.
NOTE 2. STOCK-BASED COMPENSATION
In order to determine the fair value of stock options and employee stock purchase plan shares, we use the Black-Scholes option pricing model and apply the single-option valuation approach to the stock option valuation. In order to determine the fair value of restricted stock awards and restricted stock units we use the closing market price of 3Com common stock on the date of grant. We recognize stock-based compensation expense on a straight-line basis over the requisite service period of time-based vesting awards for stock options, restricted stock awards, restricted stock units, and the employee stock purchase plan. For unvested stock options outstanding as of May 31, 2006, we continue to recognize stock-based compensation expense using the accelerated amortization method prescribed in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”.
As of November 30, 2008, total unrecognized stock-based compensation expense relating to unvested employee stock options, restricted stock awards, restricted stock units and employee stock purchase plan, adjusted for estimated forfeitures, was $15.6 million, $5.4 million, $15.5 million and $0.5 million, respectively. These amounts are expected to be recognized over a weighted-average period of 2.5 years for stock options, 2.1 years for restricted stock awards, 2.1 years for restricted stock units and 0.3 years for employee stock purchase plan. If actual forfeitures differ from current estimates, total unrecognized stock-based compensation expense will be adjusted for future changes in estimated forfeitures.

Stock-based compensation recognized and disclosed is based on the Black-Scholes option pricing model for estimating the fair value of options granted under the company’s equity incentive plans. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The underlying weighted-average assumptions used in the Black-Scholes model and the resulting estimates of fair value per share were as follows for options granted during the three and six months ended November 30, 2008 and November 30, 2007:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	November 30,	November 30,	November 30,	November 30,
	2008	2007	2008	2007

Employee stock options:
Volatility	52.1%	42.9%	51.3%	40.5%
Risk-free interest rate	2.5%	3.9%	2.6%	4.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (years)	4.8	3.8	4.6	3.8

Fair value per option	$1.02	$1.46	$1.02	$1.49

Restricted stock awards:
Weighted average grant date fair value	$2.22	$3.67	$2.22	$3.90

Restricted stock units:
Weighted average grant date fair value	$2.20	$3.71	$2.34	$3.72

Employee Stock Purchase Plan:
Volatility	77.7%	61.1%	77.7%	61.1%
Risk-free interest rate	1.2%	4.0%	1.2%	4.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (years)	0.5	0.5	0.5	0.5

Fair value per option	$0.90	$1.60	$0.90	$1.60
The following table presents stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended November	Ended November	Ended November	Ended November
	30, 2008	30, 2007	30, 2008	30, 2007
Cost of sales	$562	$523	$1,320	$907
Sales and marketing	1,613	1,418	3,371	2,393
Research and development	893	973	1,777	1,694
General and administrative	2,570	3,092	5,612	4,874

Stock-based compensation expense before tax	$5,638	$6,006	$12,080	$9,868

Stock Options. As of November 30, 2008, our outstanding stock options as a percentage of outstanding shares were approximately 8.6 percent. Stock option activity for the six months ended November 30, 2008, was as follows (shares in thousands):

		Weighted
		average
	Number of	exercise
	shares	price
Outstanding May 31, 2008	43,925	$4.98
Granted	1,286	2.27
Exercised	(792)	1.61
Cancelled	(11,100)	5.17

Outstanding November 30, 2008	33,319	$4.89

As of November 30, 2008, there were approximately 22.0 million options exercisable with a weighted-average exercise price of $5.70 per share. By comparison, there were approximately 25.9 million options exercisable as of November 30, 2007 with a weighted-average exercise price of $5.86 per share.
During the six months ended November 30, 2008 approximately 0.8 million options were exercised at an aggregate intrinsic value of $0.5 million. The exercise intrinsic value above is calculated as the difference between the market value on the exercise date and the exercise price of the options. The closing market value as of November 28, 2008 was $2.01 per share as reported by the NASDAQ Global Select Market. The aggregate intrinsic value of options outstanding and options exercisable as of November 30, 2008 was $1.2 million and $1.2 million, respectively. The aggregate options outstanding and options exercisable intrinsic value is calculated for options that are in-the-money as the difference between the market value as of November 28, 2008 and the exercise price of the options.
Options outstanding that are vested and expected to vest as of November 30, 2008 are as follows:

Weighted
		Weighted	Average
	Number of	average	Remaining	Aggregate
	Shares	Grant-Date	Contractual	Intrinsic Value
	(in thousands)	Fair Value	Life (in years)	(in thousands)
Vested and expected to vest at November 30, 2008	29,336	$5.12	3.5	$1,240
Restricted Stock Awards. Restricted stock award activity during the six months ended November 30, 2008 was as follows (shares in thousands):

		Weighted
	Number of	average
	Shares	Grant-Date
	(unvested)	Fair Value
Outstanding May 31, 2008	3,095	$3.43
Granted	325	2.28
Vested	(592)	3.95
Forfeited	(430)	3.82

Outstanding November 30, 2008	2,398	$3.07

During the six months ended November 30, 2008 approximately 0.6 million restricted awards with an aggregate fair value of $1.2 million became vested. Total aggregate intrinsic value of restricted stock awards outstanding as of November 30, 2008 was $4.8 million.

Restricted Stock Units. Restricted stock unit activity during the six months ended November 30, 2008 was as follows (shares in thousands):

Number of
Shares
(unvested)
Outstanding May 31, 2008	5,744
Granted	4,630
Vested	(1,463)
Forfeited	(882)

Outstanding November 30, 2008	8,029

The weighted average exercise price for all restricted stock units for all periods was $0.00. Total aggregate intrinsic value of restricted stock units outstanding at November 30, 2008 was $16.1 million.
During the six months ended November 30, 2008 approximately 1.5 million restricted stock units with an aggregate intrinsic value of $3.0 million became vested.
Employee Stock Purchase Plan. We have an employee stock purchase plan (ESPP) under which eligible employees may authorize payroll deductions of up to ten percent of their compensation, as defined, to purchase common stock at a price of 85 percent of the lower of the fair market value as of the beginning or the end of the six-month offering period. We recognized $0.6 million of stock-based compensation expense related to the ESPP in the six months ended November 30, 2008. Employee stock purchases generally occur only in the quarters ended November 30 and May 31.
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

Assets Measured at Fair Value on a Recurring Basis
Assets measured at fair value on a recurring basis consisted of the following types of instruments and were reported as cash equivalents as of November 30, 2008:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents:
Time deposits	$—	$299,292	$—	$299,292
Money market fund deposits	151,300	—	—	151,300

Total assets measured at fair value	$151,300	$299,292	$—	$450,592

NOTE 4. REALTEK PATENT DISPUTE RESOLUTION
On July 11, 2008, 3Com Corporation and Realtek Semiconductor Corp. (the “Realtek Group”) entered into three agreements which document the resolution of a several-year-long patent litigation between the parties and provide for the non-exclusive license by 3Com to the Realtek Group of certain patents and related network interface technology for license fees totaling $70 million, all of which was received in the three months ended August 31, 2008.
The basic agreement between 3Com and the Realtek Group documents the resolution of the litigation between the parties and provides for the dismissal of the lawsuit and mutual releases between the parties.
Under the terms of the agreements, the payments are non-refundable and the Company has no future performance obligations, apart from certain customary covenants not to sue Realtek, its customers or its suppliers on the licensed technology, and non-material notice and tax assistance obligations. Accordingly the $70.0 million was recognized as income in the first quarter of fiscal 2009 in the operating expense (income) section of the Consolidated Statement of Operations.
NOTE 5. RESTRUCTURING CHARGES
In recent fiscal years, we have undertaken several initiatives involving significant changes in our business strategy and cost structure.
In fiscal 2004, we continued a broad restructuring of our business to enhance the focus and cost effectiveness of our segments in serving their respective markets. These restructuring efforts continued through fiscal 2009. We took the following specific actions in fiscal 2004 through 2009 (the “Fiscal 2004 — 2009 Actions”):
•	reduced our workforce; and

•	continued efforts to consolidate and dispose of excess facilities
Restructuring charges related to these various initiatives resulted in a charge of $2.5 million in the second quarter of fiscal 2009 and a net charge of $3.1 million in the second quarter of fiscal 2008. Net restructuring charges in the second quarter of fiscal 2009 consisted of $1.3 million for severance and outplacement costs and $1.2 million for facilities-related charges. The net restructuring charge in the second quarter of fiscal 2008 resulted from severance, outplacement and other costs of $2.4 million and $0.7 million for facilities-related charges. Restructuring charges for the first six months of fiscal 2009 were $4.5 million, and restructuring charges for the first six months of fiscal 2008 were $3.6 million.
Accrued liabilities associated with restructuring charges totaled $2.4 million as of November 30, 2008 and are included in the caption “Accrued liabilities and other” in the accompanying consolidated balance sheets. These liabilities are classified as current because we expect to satisfy such liabilities in cash within the next 12 months.

Fiscal 2008 and 2009 Actions
Activity and liability balances related to the fiscal 2008 and 2009 restructuring actions, which were all approved by management as part of the fiscal 2008 corporate restructuring plan, are as follows (in thousands):

	Employee		Other
	Separation	Facilities-related	Restructuring
	Expense	Charges	Costs	Total
Balance as of May 31, 2008	$687	$—	$—	$687

Provisions	3,128	1,263	52	4,443
Payments and non-cash charges	(3,143)	—	(52)	(3,195)

Balance as of November 30, 2008	$672	$1,263	$—	$1,935

Employee separation expense includes severance pay, outplacement services, medical and other related benefits. Through November 30, 2008, the total reduction in workforce associated with actions initiated during fiscal 2008 included approximately 114 employees who had been separated and approximately 8 employees who had been notified but not yet worked their last day. In addition, during the six months ended November 30, 2008, the reduction in workforce was extended with actions initiated in fiscal 2009 to include approximately 63 employees who had been separated and approximately 8 employees who had been notified but not yet worked their last day. The expense associated with restructuring actions is recognized as severed employees are terminated or over the remaining service period following their notification of termination. Facilities-related charges relate to vacating part of our Marlborough facility for which we ceased use during the second quarter of fiscal 2009.
We expect to complete any remaining activities related to these actions during the coming twelve months.
Fiscal 2004 through 2007 Actions
Activity and liability balances related to the fiscal 2004 — 2007 restructuring actions are as follows (in thousands):

	Employee	Facilities-
	Separation	related
	Expense	Charges	Total
Balance as of May 31, 2008	$28	$687	$715

Provisions (benefits)	(9)	67	58
Payments and non-cash charges	11	(341)	(330)

Balance as of November 30, 2008	$30	$413	$443

Employee separation expense includes severance pay, outplacement services, medical and other related benefits. Facilities-related charges related to revised future lease obligations.
We expect to complete any remaining activities related to these actions during the coming twelve months.
NOTE 6. INCOME TAXES
The Company provides for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period in which they occur. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

As of November 30, 2008, we had unrecognized tax benefits, including interest and penalties, of $23.4 million, all of which, if recognized, would affect our effective tax rate. This balance represents an increase of $5.1 million over the balance at the end of our last fiscal year. The amount of the increase in the second quarter was $1.3 million. The increase from the last day of our last fiscal year is due to the recording of approximately $6.5 million related to new uncertain tax positions, partially offset by settlement of previous positions and lapsing of the statute of limitations for tax audits in certain jurisdictions. As of November 30, 2008, the accrued interest and penalties related to uncertain tax positions was $2.9 million and $0.4 million, respectively, which have been recorded within the balance of unrecognized tax benefits.
During the three months ended August 31, 2008, we effectively settled the examination of a Hong Kong subsidiary’s returns for fiscal years 2000 to 2002. As a result of this settlement, we recognized previously unrecognized tax benefits of $1.4 million.
We estimate that the balance of unrecognized tax benefits will decrease by approximately $3.4 million over the next twelve months as a result of the expiration of various statutes of limitations.
NOTE 7. COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November,
	2008	2007	2008	2007
Net income (loss)	$12,870	$(35,624)	$92,707	$(54,278)
Other comprehensive income:
Net unrealized loss on investments	—	—	—	(210)
Change in accumulated translation adjustments	(3,184)	7,622	4,501	14,250

Total comprehensive income (loss)	$9,686	$(28,002)	$97,208	$(40,238)

NOTE 8. NET INCOME (LOSS) PER SHARE
The following represents a reconciliation from basic earnings (loss) per common share to diluted earnings (loss) per common share. Stock options and restricted stock (awards and units) of 32.5 million and 10.1 million, respectively, were outstanding at November 30, 2008 but were not included in the computation of diluted earnings (loss) per share because they were antidilutive. Stock options and restricted stock (awards and units) of 48.2 million and 2.3 million, respectively, were outstanding at November 30, 2007, but were not included in the computation of diluted earnings (loss) per share because they were antidilutive.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(in thousands except per share data)	2008	2007	2008	2007
Determination of shares:
Weighted average shares outstanding	394,036	398,989	398,462	398,015
Assumed conversion of dilutive stock options and restricted stock (awards and units)	1,209	—	1,196	—

Diluted weighted average shares outstanding	395,245	398,989	399,658	398,015

Basic earnings (loss) per share	$0.03	$(0.09)	$0.23	$(0.14)
Diluted earnings (loss) per share	$0.03	$(0.09)	$0.23	$(0.14)

NOTE 9. INVENTORIES
The components of inventories are as follows (in thousands):

	November 30,	May 31,
	2008	2008
Finished goods	$86,513	$62,055
Work-in-process	4,101	6,119
Raw materials	20,864	22,657

Total	$111,478	$90,831

NOTE 10. INTANGIBLE ASSETS, NET
Intangible assets consist of (in thousands, except for weighted average remaining life):

		November 30,				May 31,
		2008				2008

	Weighted				Weighted
	Average				Average
	Remaining		Accumulated		Remaining		Accumulated
	Life	Gross	Amortization	Net	Life	Gross	Amortization	Net
Existing technology	3.3	$380,979	$(231,480)	$149,499	3.6	$380,254	$(198,682)	$181,572
Trademark	NA	55,502	—	55,502	NA	55,502	—	55,502
Huawei non-compete	0.0	33,016	(33,016)	—	0.5	33,650	(22,072)	11,578
OEM agreement	1.5	24,813	(11,909)	12,904	2.0	24,844	(7,947)	16,897
Maintenance agreements	2.2	19,000	(12,140)	6,860	2.7	19,000	(10,556)	8,444
Other	1.5	22,195	(18,989)	3,206	2.0	22,176	(17,784)	4,392

		$535,505	$(307,534)	$227,971		$535,426	$(257,041)	$278,385

In the six months ended November 30, 2008, our gross intangible assets increased by $0.1 million due to the appreciation on the Renminbi affecting the value of certain intangible assets tied to our China legal entity. These intangible assets have a weighted-average useful life of approximately 3.2 years and are amortized on a straight-line basis over there remaining useful lives.
NOTE 11. ACCRUED WARRANTY
Most products are sold with varying lengths of limited warranty ranging from 90 days to limited lifetime. Allowances for estimated warranty obligations are recorded as part of cost of sales in the period of sale, and are based on historical experience related to product failure rates and actual warranty costs incurred during the applicable warranty period . Also, on an ongoing basis, we assess the adequacy of our allowances related to warranty obligations recorded in previous periods and may adjust the balances to reflect actual experience or changes in future expectations.
The following table summarizes the activity in the allowance for estimated warranty costs for the six months ended November 30, 2008 and 2007 (in thousands):

	Six Months Ended
	November 30,
	2008	2007
Accrued warranty, beginning of period	$36,897	$40,596
Cost of warranty claims processed during the period	(16,148)	(21,377)
Provision for warranties related to products sold during the period	13,302	20,699

Accrued warranty, end of period	$34,051	$39,918

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
Interest on borrowings is payable semi-annually on March 28 and September 28, and commenced on September 28, 2007. Interest is accrued at LIBOR, plus an applicable margin. The applicable LIBOR rate at November 30, 2008 was 3.70% and, based on the credit spread mandated by the Credit Agreement, the effective interest rate for Tranche A is 5.45% while the effective interest rate for Tranche B is 6.70%. On December 4, 2008, the quarterly interest rate on the Tranche A debt decreased by 25 basis points to 5.20% due to the favorable leverage ratio for the preceding quarter.
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
The Borrower must maintain a minimum debt service coverage, minimum interest coverage, maximum capital expenditures and a maximum total leverage ratio. Negative covenants restrict, among other things, (i) the incurrence of indebtedness by the Borrower and its subsidiaries, (ii) the making of dividends and distributions to the Company outside of the H3C Group, (iii) the ability to make investments including in new subsidiaries, (iv) the ability to undertake mergers and acquisitions and (v) sales of assets. As of November 30, 2008, the H3C Group’s net assets were $764.1 million and are subject to these dividend restrictions. Also, cash dividends from the PRC subsidiaries to H3C, and H3C to the Borrower, will be subject to restricted use pending payment of principal, interest and excess cash flow prepayments. Standard events of default apply. Remaining payments of the $213 million principal are due as follows on September 28, of each year as follows, (in thousands):

Calendar year	3Com fiscal year	Tranche A	Tranche B
2009	2010	$46,000	$2,000

2010	2011	46,000	2,000

2011	2012	—	20,000

2012	2013	—	97,000
Accrued interest at November 30, 2008 related to the long-term debt was $0.1 million.
As of November 28, 2008, we were in compliance with all of our debt covenants.
On September 26, 2008, in addition to our regular principal payment the Company made a voluntary prepayment of $40.0 million of principal, for which the Company did not incur a penalty. The prepayment was applied to reduce our fiscal year 2013 Tranche B principal balance. The Company also made an interest payment of $7.7 million on September 26, 2008.

NOTE 13. SEGMENT INFORMATION
In the prior fiscal year we reported H3C, Data and Voice Business Unit (“DVBU”), TippingPoint Security business (“TippingPoint”) and Corporate as segments. In the first quarter of fiscal 2009, we realigned the manner in which we manage our business and internal reporting, and based on the information provided to our chief operating decision-maker (CODM) for purposes of making decisions about allocating resources and assessing performance, we have two primary businesses, our Networking business and TippingPoint Security business. Accordingly, our previously reported segment information has been restated to reflect our new operating and reporting structure. Our Networking business consists of the following sales regions as operating segments: China-based, Asia Pacific excluding China (APR), Europe Middle East and Africa (EMEA), Latin America (LAT), and North America (NA) regions. The APR, EMEA, LAT and NA operating segments have been aggregated given their similar economic characteristics, products, customers and processes, and have been consolidated as one reportable segment, “Rest of World”. The China-based sales region does not meet the aggregation criteria at this time.
The China-based and Rest of World reporting segments benefit from shared support services on a world-wide basis. The costs associated with providing these shared central functions are not allocated to the China-based and Rest of World reporting segments and instead are reported and disclosed under the caption “Central Functions”. Central Functions consist of indirect cost of sales, such as supply chain operations expenses, and centralized operating expenses, such as research and development, indirect sales and marketing, and general and administrative support.
Management evaluates the China-based sales region and the Rest of World sales region performance based on segment contribution profit. Segment contribution profit for these regions is defined as “gross profit” (as defined in the next sentence) less segment direct sales and marketing expenses. “Gross profit” for these regions is defined as sales less standard cost of sales. Our TippingPoint Security business segment is measured on segment profit (loss). Gross profit for the TippingPoint segment is defined as sales less cost of sales. This measure includes all operating costs except those items included in “Eliminations and Other”. Eliminations and other include intercompany sales eliminations, stock-based compensation expense, amortization of intangible assets, restructuring in all periods as well as purchase accounting inventory related adjustments and Realtek patent dispute resolution where applicable.
Summarized financial information of our results of operations by segment for the three and six months ended November 30, 2008 and 2007 is as follows.

	Three Months Ended November 30, 2008
	Networking Business			TippingPoint
				Security
				Business
		Rest of
		World
	China-based	Sales	Central	Tipping	Eliminations/
(in thousands)	Sales Region	Region	Functions	Point	Other		Total

Sales	$199,815	$125,688	$—	$31,016	$(1,957)	a	$354,562
Gross profit	131,901	71,861	(24,405)	20,997	(562)	b	199,792
Direct sales & marketing expenses	36,513	25,742	—	11,218	1,613	b	75,086

Segment contribution profit (loss)	95,388	46,119	(24,405)	9,779	(2,175)		124,706

Other operating expenses	—	—	78,336	10,141	31,827	c	120,304

Segment loss	$—	$—	$—	$(362)	$—

Operating income							$4,402

	Three Months Ended November 30, 2007
	Networking Business			TippingPoint
				Security
				Business
		Rest of
		World
	China-based	Sales	Central	Tipping	Eliminations/
	Sales Region	Region	Functions	Point	Other		Total

Sales	$154,418	$138,572	$—	$25,785	$(974)	a	$317,801
Gross profit	96,175	75,316	(30,793)	17,536	(6,114)	b	152,120
Direct sales & marketing expenses	30,671	23,544	—	9,756	1,418	b	65,389

Segment contribution profit (loss)	65,504	51,772	(30,793)	7,780	(7,532)		86,731

Other operating expenses	—	—	79,757	7,233	41,072	c	128,062

Segment profit	$—	$—	$—	$547	$—

Operating loss							$(41,331)

	Six Months Ended November 30, 2008
	Networking Business			TippingPoint
				Security
				Business
		Rest of
		World
	China-based	Sales	Central	Tipping	Eliminations/
(in thousands)	Sales Region	Region	Functions	Point	Other		Total

Sales	$375,212	$266,002	$—	$59,215	$(3,217)	a	$697,212
Gross profit	247,428	154,114	(51,381)	40,578	(1,320)	b	389,419
Direct sales & marketing expenses	69,613	53,894	—	20,591	3,371	b	147,469

Segment contribution profit (loss)	177,815	100,220	(51,381)	19,987	(4,691)		241,950

Other operating expenses	—	—	151,199	20,052	(7,086)	c	164,165

Segment loss	$—	$—	$—	$(65)	$—

Operating income							$77,785

	Six Months Ended November 30, 2007
	Networking Business			TippingPoint
				Security
				Business
		Rest of
		World
	China-based	Sales	Central	Tipping	Eliminations/
	Sales Region	Region	Functions	Point	Other		Total

Sales	$310,452	$276,504	$—	$51,253	$(974)	a	$637,235
Gross profit	190,184	150,754	(62,018)	34,162	(12,026)	b	301,056
Direct sales & marketing expenses	56,495	46,631	—	18,849	2,393	b	124,368

Segment contribution profit (loss)	133,689	104,123	(62,018)	15,313	(14,419)		176,688

Other operating expenses	—	—	158,379	15,320	70,007	c	243,706

Segment loss	$—	$—	$—	$(7)	$—

Operating loss							$(67,018)

a —	Represents eliminations for inter-company revenue between Networking and TippingPoint during the respective periods.

b —	Includes stock based compensation in all periods and purchase accounting inventory related adjustments in the three and six months ended November 30, 2007.

c —	Includes stock based compensation, amortization, and restructuring in all periods plus Realtek patent dispute resolution in the six months ended November 30, 2008 and acquisition related expenses in the three and six months ended November 30, 2007.
As of November 30, 2008 assets of our TippingPoint segment were $232.7 million. We do not allocate assets between our China-based sales region, our Rest of World sales region and our Central Functions. Assets associated with this group in the aggregate are $1,525.6 million as of November 30, 2008.
Certain product groups accounted for a significant portion of our sales. The security product group is sold by both our Networking and TippingPoint Security businesses. Sales from these product groups as a percentage of total sales for the respective periods are as follows (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	November 30,				November 30,
	2008		2007		2008		2007
Networking equipment	$289,584	82%	$256,129	81%	$572,047	82%	$518,729	81%
Security	42,790	12%	35,062	11%	79,129	12%	66,545	11%
Voice	10,515	3%	16,657	5%	23,345	3%	32,978	5%
Services	11,673	3%	9,953	3%	22,691	3%	18,983	3%

Total	$354,562		$317,801		$697,212		$637,235

NOTE 14. GEOGRAPHIC INFORMATION
Sales by geographic region are as follows (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007
China	$192,851	$143,107	$360,378	$289,861
Europe, Middle East, and Africa	58,989	73,209	128,366	142,871
North America	49,130	52,589	101,161	112,607
Asia Pacific (except China)	27,188	25,865	57,297	49,247
Latin and South America	26,404	23,031	50,010	42,649

Total	$354,562	$317,801	$697,212	$637,235

All non-Original Equipment Manufacturer (OEM) partner sales are reported in geographic categories based on the location of the end customer. Sales to OEM partners are included in the geographic categories based upon the hub locations of the OEM partners.
NOTE 15. LITIGATION
We are a party to lawsuits in the normal course of our business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict and the outcome of claims against the Company described below are uncertain. We believe that we have meritorious defenses in the matters set forth below in which we are named as a defendant. An unfavorable resolution of the lawsuits in which we are defendants as described below, could adversely affect our business, financial position, results of operations, or cash flow. The Company does not believe that the ultimate disposition of these matters will have a material adverse effect on the Company’s financial position.
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
During the three months ended November 30, 2008 the Company repurchased approximately $50.0 million of common stock under the authorized stock repurchase program. We purchased approximately 21.3 million shares at an average price of

$2.35 per share, including commission costs of $0.03 per share. The repurchased shares have been retired and have been recorded as a reduction of common stock within stockholders’ equity at November 30, 2008. We currently have suspended further purchases of stock under this plan, although we are authorized to repurchase the remaining $50 million of common stock under the authorized stock program and may do so at any time without prior notice.
NOTE 17. SUBSEQUENT EVENT
On December 30, 2008 our H3C subsidiary, which operates our China-based business, renewed the lease for its Hangzhou, China headquarters. The lease is for a three-year term from January 1, 2009 through and including December 31, 2011. Under the terms of the lease agreement with landlord Huawei Technologies, H3C will pay rent of approximately RMB 34,003,653 (or USD 5 million) per year for space totaling approximately 738,369 square feet. H3C will also pay a property management fee under a separate agreement. The facility will be used for headquarters functions as well as general administrative office uses and activities such as research and development, manufacturing, storage, sales and training. H3C has the option to renew the lease at the end of the term provided the parties agree on terms and Huawei intends to use the property as a leased property. H3C may terminate the lease at any time with six months prior written notice to Huawei and a penalty payment of two months’ rent. Huawei is a significant customer of H3C.

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
We have undergone significant change in recent years, including:
▪	Significant changes to our executive leadership;

▪	The formation and subsequent 100 percent acquisition of our China-based subsidiary;

▪	Financing a portion of the purchase price for our acquisition of H3C by entering into a $430 million senior secured credit agreement;

▪	Restructuring activities, which included outsourcing of information technology, certain manufacturing activities in our Networking business, significant headcount reductions in other functions, and selling excess facilities;

▪	Integration activities following our H3C acquisition, including in our research and development and supply chain organizations; and

▪	Changing our reporting segments to align with the way we manage our business.
Our products and services can generally be classified in the following categories:
▪	Networking;

▪	Security;

▪	Voice; and

▪	Services.
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

Business Environment and Future Trends
We operate today in a rapidly changing business environment due to the severe credit and adverse market conditions in many of the world’s economies. The current global financial crisis has led to significant business slowdowns around the world. It is therefore increasingly difficult to predict future business conditions in the market for enterprise networking equipment. Our business is highly dependent on the Chinese economy, an economy that has experienced strong growth in recent years. While we believe that China may be less affected than other regions by the global economic slowdown, it has only recently begun to experience the effects of the downturn, and it is therefore difficult to predict the ultimate impact on our China business. Outside of China, we expect the challenging business environment to continue in the foreseeable future, particularly in the fully developed North American and Western European markets. We also expect to experience longer sales cycles.
Our strategy to address these adverse business conditions is to market our solutions as providing exceptional quality for a good value and to remain competitive in the enterprise market. At the same time, we recognize that global spending on networking products and solutions is likely to be under significant pressure in the coming months, and well into 2009.
Networking industry analysts and participants differ widely in their assessments concerning the prospects for mid to long-term industry growth, especially in light of the current weakness in many of the major global economies. Industry factors and trends also present significant challenges in the medium-term. Such factors and trends include:
▪	Intense competition in the market for higher end, enterprise core routing and switching products; and

▪	Aggressive product pricing by competitors targeted at gaining share in market segments where we have had a strong position historically, such as the small to medium-sized enterprise market.
We believe that long-term success in this environment requires us to (1) be a global technology leader, (2) increase our revenue and take market share from competitors outside of China, (3) increase and sustain our profitability and (4) increase our generation of cash from operations.
Technology Strategy
We believe our principal research and development base in Beijing, China provides a strong foundation for our global product development. Our strategy involves continuing our tradition of innovation, using China as a home market to introduce new products in the networking equipment industry and related markets and providing leading solutions for global markets.
Revenue and Market Share Goals
We believe that our differentiated, comprehensive product portfolio which provides end-to-end IP solutions based on open standards offers a compelling value proposition for customers, particularly in the current economic environment.
Our intention is to leverage our global footprint to more effectively sell these products. A key element of our strategy is to increasingly focus on direct-touch sales to larger enterprise and government accounts in all of our regions.
We hope to achieve our goal of revenue growth by executing on three region-centric growth strategies as follows:
•	China — In China, we have been successful in direct-touch sales to enterprise and government customers, and selling our offerings to the carrier market through our Huawei OEM relationship. We do, however, expect declining sales to Huawei. To maintain a leadership position in China, we intend to increase our focus on direct-touch sales as well as pursue other channels into the carrier market. We believe that growing market share in China will be more challenging than in the past given that we already have a significant enterprise networking market share in China. We also intend to continue to introduce innovative new product offerings in the China market, such IP video surveillance and storage, which may offer additional growth opportunities.
Our strategy involves leveraging our significant China-based engineering team and strong brand of networking solutions designed for enterprise and government accounts into greater success in markets outside of China, as further described below.

•	Emerging markets outside of China - We expect to target growth opportunities outside of China in other developing markets. We believe that our successful penetration of the Chinese market has positioned us to grow sales in developing markets generally.

•	Developed global markets - Our ability to achieve our goal of sales growth in developed markets depends to a substantial degree on our ability to take market share from our competitors. Our strategy is to focus on larger enterprise and government accounts and to implement this strategy we intend to increase go to market resources to address this opportunity. Our initiatives include increasing enterprise sales by offering these customers our comprehensive end to end solutions and highlighting our products’ price to performance value proposition and energy efficiency.
Profitability and Cash Generation Objectives
We believe that our long-term success is also dependent on our ability to increase our overall profit and cash generation. We believe that by continuing to deliver on the integration of our worldwide operations we can achieve further operational efficiencies which will allow us to support our continued investment in sales and marketing that we require to grow our business. We may also continue to require certain targeted investments in the integration of our business infrastructure designed to drive more profitable near and long-term growth. Integration has involved, and is expected to continue to involve, consolidation, streamlining and aligning our product line management, research and development and supply chain activities, among others.
For our TippingPoint business we plan to focus on growing its top line and improving operational efficiency and segment profitability.
Segment Reporting
In the prior fiscal year we reported H3C, Data and Voice Business Unit (“DVBU”), TippingPoint Security business (“TippingPoint”) and Corporate as segments. In the first quarter of fiscal 2009, we realigned the manner in which we manage our business and internal reporting and based on the information provided to our chief operating decision-maker (CODM) for purposes of making decisions about allocating resources and assessing performance, we have two primary businesses, our Networking business and TippingPoint Security business. Accordingly, our previously reported segment information has been restated to reflect our new operating and reporting structure. Our Networking business consists of the following sales regions as operating segments: China-based, Asia Pacific excluding China (APR), Europe Middle East and Africa (EMEA), Latin America (LAT), and North America (NA) regions. The APR, EMEA, LAT and NA operating segments have been aggregated given their similar economic characteristics, products, customers and processes, and have been consolidated as one reportable segment, “Rest of World”. The China-based region does not meet the aggregation criteria at this time.
The China-based and Rest of World operating segments benefit from shared support services on a world-wide basis. The costs associated with providing these shared support services are not allocated to the China-based and Rest of World operating segments and instead are reported and disclosed under the caption “Central Functions”. Central Functions consist of indirect cost of sales, such as supply chain operations expenses, and centralized operating expenses, such as research and development, indirect sales and marketing, and general and administrative support.

Summary of Three Months Ended November 30, 2008 Financial Performance
▪	Our sales in the three months ended November 30, 2008 were $354.6 million, compared to sales of $317.8 million in the three months ended November 20, 2007, an increase of $36.8 million, or 11.6 percent.

▪	Our gross margin improved to 56.3 percent in the three months ended November 30, 2008 from 47.9 percent in the three months ended November 30, 2007.

▪	Our operating expenses (income) in the three months ended November 30, 2008 were $195.4 million, compared to $193.5 million in the three months ended November 30, 2007, a net increase of $1.9 million, or 1.0 percent.

▪	Our net income in the three months ended November 30, 2008 was $12.9 million, compared to a net loss of $35.6 million in the three months ended November 30, 2007.

▪	Our balance sheet contains cash and equivalents of $460.8 million as of November 30, 2008, compared to cash and equivalents of $503.6 million at the end of fiscal 2008. The balance sheet also includes debt of $213 million with $48 million classified as a current liability as of November 30, 2008 compared with debt of $301 million with $48 million classified as a current liability at the end of fiscal 2008.
Summary of Six Months Ended November 30, 2008 Financial Performance
▪	Our sales in the six months ended November 30, 2008 were $697.2 million, compared to sales of $637.2 million in the six months ended November 20, 2007, an increase of $60.0 million, or 9.4 percent.

▪	Our gross margin improved to 55.9 percent in the six months ended November 30, 2008 from 47.2 percent in the six months ended November 30, 2007.

▪	Our operating expenses (income) in the six months ended November 30, 2008 were $311.6 million, compared to $368.1 million in the six months ended November 30, 2007, a net decrease of $56.5 million, or 15.3 percent. Included in the six months ended November 30, 2008 operating expenses (income) is $70.0 million of income related to the Realtek patent dispute resolution.

▪	Our net income in the six months ended November 30, 2008 was $92.7 million, compared to a net loss of $54.3 million in the six months ended November 30, 2007. Included in the six months ended November 30, 2008 net income is $70.0 million of income related to the Realtek patent dispute resolution.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are described in Annual Report on Form 10-K for the fiscal year ended May 31, 2008. There have been no significant changes to these policies during the six months ended November 30, 2008. These policies continue to be those that we feel are most important to a reader’s ability to understand our financial results.

RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007
The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	November 30		November 30
	2008	2007	2008	2007
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	43.7	52.1	44.1	52.8

Gross profit margin	56.3	47.9	55.9	47.2
Operating expenses (income):
Sales and marketing	25.0	25.4	25.1	24.4
Research and development	13.5	16.4	13.4	16.4
General and administrative	8.8	9.8	8.4	8.2
Amortization	7.1	8.3	7.2	8.2
Realtek patent resolution	—	—	(10.0)	—
Restructuring charges	0.7	1.0	0.6	0.5

Operating expenses, net	55.1	60.9	44.7	57.7

Operating income (loss)	1.2	(13.0)	11.2	(10.5)
Interest expense, net	(0.2)	(1.3)	(0.3)	(1.2)
Other income, net	4.5	3.3	4.1	3.6

Income (loss) before income taxes	5.5	(11.0)	15.0	(8.1)
Income tax provision	(1.9)	(0.2)	(1.7)	(0.4)

Net income (loss)	3.6%	(11.2)%	13.3%	(8.5)%

Sales
Consolidated sales for the three and six months ended November 30, 2008 and 2007 by segment were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2008	2007	2008	2007

China-based sales region	$199.8	$154.5	$375.2	$310.5
Rest of World sales region	125.7	138.5	266.0	276.4
TippingPoint security business	31.0	25.8	59.2	51.3
Eliminations and other	(1.9)	(1.0)	(3.2)	(1.0)

Consolidated sales	$354.6	$317.8	$697.2	$637.2

Sales in our China-based sales region increased $45.3 million, or 29.4 percent, in the three months ended November 30, 2008 and increased $64.7 million, or 20.9 percent in the six months ended November 30, 2008 compared to the same periods in the previous fiscal year. The increase in sales in the three and six months ended November 30, 2008 is primarily attributable to increased direct-touch sales in China as well as higher sales to Huawei, and to a lesser extent appreciation on the Renminbi.
Sales in our Rest of World sales region decreased $12.8 million, or 9.3 percent, in the three months ended November 30, 2008 and decreased $10.4 million, or 3.8 percent in the six months ended November 30, 2008 compared to the same periods in the previous fiscal year. The decrease in sales in the three and six months ended November 30, 2008 is primarily attributable to decreased sales in Western Europe and the United States due to adverse business conditions relating to the global economic crisis. These decreases were partially offset by increased sales in our LAT and APR regions where our project business and sales to larger enterprise and government accounts has gained some traction.
Sales in our TippingPoint security business increased $5.2 million, or 20.3 percent, in the three months ended November 30, 2008 and increased $7.9 million, or 15.5 percent in the six months ended November 30, 2008 compared to the same periods in the previous fiscal year. The increase in sales in the three and six months ended November 30, 2008 is primarily attributable to an increase in large account sales and increased maintenance revenue.

Eliminations and other increased by $0.9 million in the three months ended November 30, 2008 and increased $2.2 million in the six months ended November 30, 2008 compared to the same period in the previous fiscal year. This increase in both periods is primarily due to increased sales from our TippingPoint segment to our Rest of World sales region.
Consolidated revenues increased by $36.8 million, or 11.6 percent, in the three months ended November 30, 2008 and increased by $60.0 million, or 9.4 percent, in the six months ended November 30, 2008 compared to the same period in the previous fiscal year.
Sales by major product categories are as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	November 30				November 30
	2008		2007		2008		2007
Networking	$289.6	82%	$256.1	81%	$572.1	82%	$518.7	81%
Security	42.8	12%	35.1	11%	79.1	12%	66.5	11%
Voice	10.5	3%	16.7	5%	23.3	3%	33.0	5%
Services	11.7	3%	9.9	3%	22.7	3%	19.0	3%

Total	$354.6	100%	$317.8	100%	$697.2	100%	$637.2	100%

Networking revenue includes sales of our Layer 2 and Layer 3 stackable 10/100/1000 managed switching lines, our modular switching lines, routers, IP storage and our small to medium-sized enterprise market products. Sales of our networking products increased $33.5 million or 13.1 percent in the three months ended November 30, 2008 and increased $53.4 million or 10.3 percent in the six months ended November 30, 2008 compared to the same period in the previous fiscal year. The increase in the three and six months ended November 30, 2008 is primarily attributable to increased direct-touch sales in China as well as sales to Huawei, and to a lesser extent appreciation of the Renminbi, partially offset by decreased sales in Western Europe and North America due to adverse business conditions relating to the global economic crisis.
Security revenue includes our TippingPoint™ products and services, as well as other security products, such as our embedded firewall, or EFW and virtual private network, or VPN, products. Sales of our security products increased $7.7 million or 21.9 percent in the three months ended November 30, 2008 and $12.6 million, or 18.9 percent for the six months ended November 30, 2008 compared to the same period in the previous fiscal year. The increase in the three and six months ended November 30, 2008 is primarily driven by increased sales of our TippingPoint products in our North American region due to a large sales transaction in the second quarter, increased maintenance revenue, and a slight increase in sales of security products in our China-based sales region.
Voice revenue includes our VCX™ and NBX® voice-over-internet protocol, or VoIP, product lines, as well as voice gateway offerings. Sales of our Voice products decreased $6.2 million or 36.9 percent in the three months ended November 30, 2008 and $9.7 million, or 29.2 percent, in the six months ended November 30, 2008 compared to the same period in the previous fiscal year. The decrease in the three months ended November 30, 2008 is primarily due to decreased sales in our North America and LAT regions. The decrease in the six months ended November 30, 2008 is primarily related to decreased sales in our North America region.
Services revenue includes professional services and maintenance contracts, excluding TippingPoint maintenance which is included in security revenue. Services revenue increased $1.8 million or 18.2 percent in the three months ended November 30, 2008 and $3.7 million, or 19.5 percent, in the six months ended November 30, 2008 compared to the same period in the previous fiscal year. The increase in the three and six months ended November 30, 2008 was driven primarily by increased service sales tied to growth in our networking business.

Gross Margin
Gross margin for the three and six months ended November 30, 2008 and 2007 by segment was as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2008	2007	2008	2007
Networking business	54.9%	45.9%	54.6%	47.5%
TippingPoint security business	67.5%	68.0%	68.5%	66.7%
Consolidated margin	56.3%	47.9%	55.9%	47.2%
Gross margin in our Networking business improved 9.0 points to 54.9 percent in the three months ended November 30, 2008 from 45.9 percent, and 7.1 points to 54.6 percent in the six months ended November 30, 2008 from 47.5 percent in the same periods in the previous fiscal year. The improvement in gross profit margin for the three and six months ended November 30, 2008 is attributable to a change in product mix as well as reduced costs. The reduced costs primarily relate to a change in our customer service delivery model. During the year we changed from an outsourced service provider in the year ago period to a more cost effective hybrid model involving the use of both outsourced and in-house resources. The current period also reflects the absence of the costs incurred in connection with this transition.
Gross margin in our TippingPoint security business decreased 0.5 points to 67.5 percent in the three months ended November 30, 2008 from 68.0 percent in the same period of the previous fiscal year. In the six months ended November 30, 2008 gross margin increased 1.8 points to 68.5 percent from 66.7 percent in the same period of the previous fiscal year. The decline in the three months ended November 30, 2008 is explained by a change in product mix, partially offset by cost reductions. The increase in the six months ended November 30, 2008 was due primarily to support cost reductions from continued improved product quality, partially offset by a change in product mix.
Gross margin on a consolidated basis increased 8.4 points to 56.3 percent in the three months ended November 30, 2008 from 47.9 percent, and 8.7 percent to 55.9 percent in the six months ended November 30, 2008 from 47.2 in the same period in the previous fiscal year. This increase in the three and six months ended November 30, 2008 is due principally to the items discussed above, as well as the absence of purchase accounting related adjustments in the current period that were present in the same period of the previous fiscal year.
Operating Expenses (Income)

	Three Months Ended				Six Months Ended
	November 30,		Change		November 30,		Change
(dollars in millions)	2008	2007	$	%	2008	2007	$	%
Sales and marketing	$88.6	$80.8	$7.8	10%	$174.9	$155.2	$19.7	13%
Research and development	47.9	52.2	(4.3)	(8)%	93.6	104.5	(10.9)	(10)%
General and administrative	31.3	31.1	0.2	1%	58.4	52.5	5.9	11%
Amortization	25.1	26.3	(1.2)	(5)%	50.2	52.3	(2.1)	(4)%
Patent dispute resolution	—	—	—	*	(70.0)	—	(70.0)	*
Restructuring	2.5	3.1	(0.6)	(19)%	4.5	3.6	0.9	3%

Total	$195.4	$193.5	$1.9	1%	$311.6	$368.1	$(56.5)	(15)%

*	- percentage calculation not meaningful.
Sales and Marketing. The most significant factors in the increase in the three and six months ended November 30, 2008 compared to the same periods in fiscal 2008 was the increased investment in our direct-touch sales force in our China-based sales region and in our EMEA region as well as increased compensation expense.
Research and Development. The most significant factor contributing to the decrease in the three and six months ended November 30, 2008 compared to the same period in fiscal 2008 was continued savings from integration of research and development in all regions in our Networking business, partially offset by increased compensation expense.

General and Administrative. The most significant factor in the increase in the three and six months ended November 30, 2008 compared to the same periods in fiscal 2008 was increased legal costs resulting from ongoing litigation matters, increased compensation expense and increased depreciation expense. These increases were mostly offset by of the absence in the current period of acquisition related costs from the terminated acquisition by affiliates of Bain Capital Partners in the same period of the prior fiscal year.
Amortization. Amortization decreased $1.2 million and $2.1 million in the three and six months ended November 30, 2008, respectively, when compared to the previous fiscal year due to one of our intangible assets becoming fully depreciated in the fourth quarter of fiscal 2008.
Patent dispute resolution.
The Company and Realtek Group reached an agreement with respect to certain networking technologies of the Company that resolved a long-standing patent dispute between the companies. Under the terms of the agreement, Realtek paid the Company $70.0 million, all of which was received in the three months ended August 31, 2008.
The Company recognized the full $70.0 million as operating income in the first quarter of fiscal 2009.
Restructuring Charges
Net restructuring charges in the three months ended November 30, 2008 consisted of $1.3 million for severance and outplacement costs and $1.2 million for facilities-related charges. Net restructuring charges in the six months ended November 30, 2008 consisted of $3.2 million for severance and outplacement costs and $1.3 million for facilities-related charges.
Net restructuring charges in the three months ended November 30, 2007 resulted from severance, outplacement and other costs of $2.4 million and $0.7 million for facilities-related charges. Net restructuring charges in the six months ended November 30, 2007 resulted from severance, outplacement and other costs of $3.3 million and $0.3 million for facilities-related charges.
See Note 5 to Condensed Consolidated Financial Statements for a more detailed discussion of restructuring charges.
Interest Expense, Net
In the three and six months ended November 30, 2008, the Company incurred $0.5 million and $1.8 million, respectively, in net interest expense, versus net interest expense of $4.0 million and $7.5 million in same periods of the prior fiscal year. The decrease in interest expense is primarily due to the decreased principal balance of our long term debt due to scheduled and voluntary payments of principal, coupled with a lower LIBOR rate on the loan, as well as increased interest income earned on an increased average balance of cash and notes receivable.
Other Income, Net
Other income, net was $15.9 million in the three months ended November 30, 2008, an increase of $5.6 million compared to the three months ended November 30, 2007. Other income, net was $28.8 million in the six months ended November 30, 2008, an increase of $6.0 million compared to the six months ended November 30, 2007. The increase in the three and six months ended November 30, 2008 was primarily due to an increase in an operating subsidy under a program run by the Chinese VAT authorities in the form of a partial refund of VAT taxes collected by our H3C legal entity from purchasers of software products. This increase was also driven by net foreign currency gains in the current period. The VAT payments are taken into income on a cash basis when actually received. The timing of the receipt of VAT refunds, and the continuation of the program, are subject to the discretion of the Chinese VAT authorities.

Income Tax Provision
Our income tax provision was $6.9 million for the three months ended November 30, 2008, an increase of $6.2 million when compared to the corresponding period in the previous fiscal year. In the corresponding period we had a favorable final resolution on an insurance settlement that resulted in a release of $1.6 million of tax provisions as well as a discrete benefit of $0.5 million related to refunds of state taxes for prior periods. The remainder of the income tax provision for the corresponding quarter and all of the provision for the current period was the result of providing for taxes in certain foreign jurisdictions at various statutory rates.
Our income tax provision was $12.1 million for the six months ended November 30, 2008, an increase of $9.6 million when compared to the corresponding period in the previous fiscal year. In the corresponding period we had a favorable final resolution on an insurance settlement that resulted in a release of $1.6 million of tax provisions as well as a discrete benefit of $0.5 million related to refunds of state taxes for prior periods. The remainder of the income tax provision for the corresponding period and all of the provision for the current period was the result of providing for taxes in certain foreign jurisdictions at various statutory rates.
Net Income (Loss)
Our net income in the three months ended November 30, 2008 was $12.9 million, a $48.5 million improvement from a net loss of $35.6 million in the previous fiscal period. The improvement was primarily driven by increased sales, and decreased cost of sales due to integration efforts and a change from an outsourced service provider in the year ago period to a hybrid of outsourced and in-house performance of services to our customers, partially offset by increased sales and marketing expenses. Our net income in the six months ended November 30, 2008 was $92.7 million, a $147.0 million improvement from a net loss of $54.3 million in the previous fiscal period. The improvement was primarily driven by our Realtek patent dispute resolution of $70.0 million, as well as increased sales, and decreased cost of sales due to integration efforts and a change from an outsourced service provider in the year ago period to a hybrid of outsourced and in-house performance of services to our customers, partially offset by increased sales and marketing expenses.
Segment Analysis (tables in thousands)
The results of our regional Networking segments, Central Functions, and our TippingPoint Security business as our CODM reviews their profitability are presented below.
China-based sales region:

	Three months ended		Six months ended
	November 30,		November 30,
	2008	2007	2008	2007
Sales	$199,815	$154,418	$375,212	$310,452
Gross profit (a)	131,901	96,175	247,428	190,184
Direct sales and marketing expenses	36,513	30,671	69,613	56,495

Segment contribution profit	$95,388	$65,504	$177,815	$133,689
Segment contribution profit in the three months ended November 30, 2008 increased $29.9 million to $95.4 million when compared to the same period of the prior fiscal year. Segment contribution profit in the six months ended November 30, 2008 increased $44.3 million to $178.0 million when compared to the same period of the prior fiscal year. Segment contribution profit is standard profit less segment direct sales and marketing expenses. The increase in the three and six months ended November 30, 2008 was primarily driven by increased sales and improved product sales mix, partially offset by increased direct sales and marketing expenses due to increased investment in our direct-touch sales force.

a – Gross profit is defined for this region as standard margin, which is sales less standard cost of sales.

Rest of World sales region:

	Three months ended		Six months ended
	November 30,		November 30,
	2008	2007	2008	2007
Sales	$125,688	$138,572	$266,002	$276,504
Gross profit (a)	71,861	75,316	154,114	150,754
Direct sales and marketing expenses	25,742	23,544	53,894	46,631

Segment contribution profit	$46,119	$51,772	$100,220	$104,123
Segment contribution profit in the three months ended November 30, 2008 decreased $5.7 million to $46.1 million when compared to the same period of the prior fiscal year. Segment contribution profit in the six months ended November 30, 2008 decreased $5.1 million to $99.0 million when compared to the same period of the prior fiscal year. Segment contribution profit is standard profit less segment direct sales and marketing expenses. The decrease in the three and six months ended November 30, 2008 primarily relates to decreased sales in our EMEA and North America regions due to the weakening of the global economy as well as increased direct sales and marketing expenses in our EMEA region as we continue to invest in our direct touch sales force.

a – Gross profit is defined for this region as standard margin, which is sales less standard cost of sales.
Central Functions:

	Three months ended		Six months ended
	November 30,		November 30,
	2008	2007	2008	2007
Gross profit (a)	$(24,405)	$(30,793)	$(51,381)	$(62,018)
Operating expenses	78,336	79,757	151,199	158,379

Total costs and expenses	$102,741	$110,550	$202,580	$220,397
Total costs and expenses in the three months ended November 30, 2008 decreased $7.8 million to $102.7 million when compared to the same period of the prior fiscal year. Total costs and expenses in the six months ended November 30, 2008 decreased $18.9 million to $201.5 million when compared to the same period of the prior fiscal year. Total expenses include supply chain costs and operating expenses exclusive of those items contained in Eliminations and Other. The decrease in the three and six months ended November 30, 2008 was due primarily to a change from an outsourced service provider for customer service activities in the year ago period to a hybrid model, involving the use of both outsourced and in-house resources in the delivery of customer services in the current period, as well as the absence of costs incurred in the prior year period associated with switching our service model. In addition we continued to realize savings from integration of research and development in all regions in our Networking business, partially offset by increased costs to support the multi-national expansion of our business.

a – Gross profit represents indirect cost of sales, such as supply chain operations expenses; these costs not allocated to the sales regions.
TippingPoint Security business:

	Three months ended		Six months ended
	November 30,		November 30,
	2008	2007	2008	2007
Sales	$31,016	$25,785	$59,215	$51,253
Gross profit	20,997	17,536	40,578	34,162
Operating expenses	21,359	16,989	40,643	34,169

Segment (loss) profit	$(362)	$547	$(65)	$(7)

TippingPoint segment loss in the three months ended November 30, 2008 was $0.4 million compared to segment profit of $0.5 million in the same period of the prior fiscal year. TippingPoint segment loss in the six months ended November 30, 2008 remained flat when compared to the same period of the prior fiscal year. Segment profit is gross profit less operating expenses, exclusive of those items contained in Eliminations and Other. The decrease in the three months ended November 30, 2008 was due to a $0.7 million charge related to a retention plan bonus for the TippingPoint employees. The six months ended November 30, 2008 remained relatively flat when compared to the prior period primarily due to support cost reductions from continued improved product quality, and favorable product sales mix, offset by increased operating expenses and a $0.7 million charge related to a retention plan bonus for the TippingPoint employees.
LIQUIDITY AND CAPITAL RESOURCES
Cash and equivalents as of November 30, 2008 were $460.8 million, a decrease of $42.8 million compared to the balance of $503.6 million as of May 31, 2008. The following table shows the major components of our condensed consolidated statements of cash flows for the six months ended November 30, 2008 and 2007:

	Six Months Ended
	November 30,
(In millions)	2008	2007
Cash and equivalents, beginning of period	$503.6	$559.2
Net cash provided by (used in) operating activities	96.1	(52.6)
Net cash used in investing activities	(11.3)	(8.4)
Net cash used in financing activities	(135.7)	(89.7)
Currency impact on cash	8.1	10.6

Cash and equivalents, end of period	$460.8	$419.1

Net cash provided by operating activities was $96.1 million in the six months ended November 30, 2008, primarily reflecting our net income of $92.7 million as adjusted for non-cash expenses of $65.1 million of depreciation and amortization and $12.1 million of stock-based compensation, partially offset by changes in assets and liabilities. Included in the $92.7 million is $70.0 million from the Realtek patent dispute resolution, all of which was collected during the period. This cash collection was partially offset by approximately $10.0 million of legal fees that were accrued in the prior fiscal year and paid in the first quarter of fiscal 2009. Changes in assets and liabilities resulted in a net use of cash of $72.2 million, with accounts and notes receivable increasing $63.5 million and inventory increasing $25.5 million partially offset by an increase in other liabilities of $15.5 million.
Net cash used in investing activities was $11.3 million for the six months ended November 30, 2008, resulting primarily from outflows related to purchases of property and equipment.
On September 24, 2008, our board of directors authorized a stock repurchase program of up to $100 million, effective for one year. The timing and actual number of shares repurchased will depend on a variety of factors and we cannot determine at this time the amount of cash we will use under this program. As stated below, we have already purchased approximately half of the authorized amount under this program. We currently have suspended further purchases of stock under this plan, although we are authorized to repurchase the remaining $50 million of common stock under the authorized stock program and may do so at any time without prior notice.
Net cash used in financing activities was $135.7 million in the six months ended November 30, 2008. During the six months ended November 30, 2008, we made a principal payment of $88.0 million related to our long term debt, $40 million of which was a voluntary prepayment. In addition, we repurchased $50.6 million of shares of stock, of which $50 million was part of our stock repurchase program discussed above. This was partially offset by proceeds of $2.8 million from issuances of our common stock upon exercise of stock options.
With respect to our debt payment obligations for the next year, we are required to make interest payments in March and September 2009 and a $48 million principal payment in September 2009.
As of November 30, 2008, bank-issued standby letters of credit and guarantees totaled $6.5 million, including $5.5 million relating to potential foreign tax, custom, and duty assessments.
We currently have no material capital expenditure purchase commitments other than ordinary course purchases of computer hardware, software and leasehold improvements.

On December 30, 2008 our H3C subsidiary, which operates our China-based business, renewed the lease for its Hangzhou, China headquarters, effective January 1, 2009. The lease is for a three-year term from January 1, 2009 through and including December 31, 2011. Under the terms of the lease agreement with landlord Huawei Technologies, H3C will pay rent of approximately RMB 34,003,653 (or USD 5 million) per year.
Given the tight global credit environment, we intend to monitor our discretionary cash expenditures as a prudent cash management measure.
We currently believe that our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months.
EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” to improve reporting and to create greater consistency in the accounting and financial reporting of business combinations. The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141R amends SFAS 109, such that adjustments made to valuation allowances on deferred income taxes and acquired income tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141R would apply the provisions of SFAS No. 141R. An entity may not apply SFAS No. 141R before that date. Given that SFAS No. 141R relates to prospective and not historical business combinations, the Company cannot currently determine the potential effects adoption of SFAS No. 141R may have on its consolidated financial statements.
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
In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one-year deferral of the effective date of FAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Effective June 1, 2008, we adopted the provisions of SFAS No. 157 with respect to our financial assets and liabilities recorded at fair value. We have not yet determined the impact, if any, of the portion of SFAS No. 157, for which the implementation has been deferred, will have on our consolidated financial position, results of operations or cash flow.
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
In October 2008, the FASB issued FSP 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have a significant impact on our consolidated financial statements or the fair values of our financial assets and liabilities.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We no longer hold any marketable equity traded securities as of November 28, 2008.
ITEM 4. CONTROLS AND PROCEDURES
Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of November 28, 2008, our disclosure controls and procedures were effective.
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
There have been no changes in our internal control over financial reporting that occurred during the three months ended November 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Historical Losses, Financial Condition and Substantial Indebtedness
While we earned a profit in the first and second quarters of our 2009 fiscal year, we have incurred significant net losses in recent fiscal periods, including $228.8 million for the fiscal year ended May 30, 2008, and we may not be able to sustain or increase this profitability in the future.
While we returned to profitability in the first half of our 2009 fiscal year, we have incurred significant net losses for many years prior and cannot provide assurance that we will be able to sustain this profitability, or, if sustained, increase it. We face a number of challenges that have affected our operating results during the current and past several fiscal years. Specifically, we have experienced, and may continue to experience, the following:
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
In addition, we face a difficult business environment due to the current global economic slowdown including, among other things, longer sales cycles.
To sustain profitability, we must maintain or increase our sales, and if we cannot do that, we may need to further reduce costs. As we have implemented significant cost reduction programs over the last several years including H3C integration savings, it may be difficult to make significant further cost reductions without in turn impacting our sales. Future restructuring activity could also make it more difficult for us to address all of our legal and regulatory obligations in an effective manner, which could lead to penalties. In addition, we may choose to reinvest some or all of our realized cost savings in future growth opportunities or in our worldwide integration efforts. Any of these events or occurrences will likely cause our expense levels to continue to be at levels above our desired model.
If we cannot overcome these challenges, reduce our expenses and/or increase our revenue, and perform well during the current economic slowdown we may not be able to sustain profitability.
Our substantial debt could adversely affect our financial condition; and the related debt service obligations may adversely affect our cash flow and ability to invest in and grow our businesses.
We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. As of November 28, 2008, our total debt balance was $213 million, of which $48 million is due within one year and was classified as a current liability. In addition, despite current debt levels, the terms of our indebtedness allow us or our subsidiaries to incur more debt, subject to certain limitations.

While our senior secured loan is outstanding, we will have annual principal obligations of between approximately $20 million and $97 million. The interest rate on this loan is floating based on the LIBOR rate; accordingly, if the LIBOR rate is increased, interest amounts could be higher. The maturity date on this loan is September 28, 2012. We intend to fulfill our debt service obligations primarily from cash generated by our China-based segment operations, if any, and, to the extent necessary, from parent-level cash and investments. Because we anticipate that a substantial portion of the cash generated by our operations will be used to service this loan during its term, such funds will not be available to use in future operations, or investing in our businesses. Further, a significant portion of the excess cash flow generated by our China-based segment, if any, must be used annually to prepay principal on the loan. The foregoing may adversely impact our ability to expand our businesses or make other investments. In addition, if we are unable to generate sufficient cash to meet these obligations and must instead use our existing cash or investments, we may have to reduce, curtail or terminate other activities of our businesses.
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
The restrictions imposed by the terms of our senior secured loan facility could adversely impact our ability to grow our China business.
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
For the fiscal quarter ended November 28, 2008, our China-based sales region accounted for approximately 56 percent of our consolidated revenue. Our China-based sales region is subject to specific risks relating to its ability to:
•	maintain a leading position in the networking equipment market in China;

•	build profitable operations in other emerging markets throughout the world, but particularly in the Asia Pacific region;

•	offer new and innovative products and services to attract and retain a larger customer base;

•	increase awareness of the H3C brand and continue to develop customer loyalty;

•	respond to rapidly changing competitive market conditions, including those presented by the current global economic slowdown to the extent it affects China and other parts of the Asia Pacific region;

•	respond to changes in the regulatory environment;

•	manage risks associated with intellectual property rights, particularly in China;

•	maintain effective control of costs and expenses; and

•	attract, retain and motivate qualified personnel.

In addition, China has begun to feel the effects of the current global economic slowdown.
In China, we face competition from domestic Chinese industry participants, and as a foreign-owned business, may not be as successful in selling to Chinese customers, particularly those in the public sector, to the extent that such customers favor Chinese-owned competitors.
We expect that a significant portion of our sales will continue to be derived from our China-based sales region for the foreseeable future. As a result, our business, financial condition and results of operations are to a significant degree subject to economic, political, legal and social developments and other events in China and surrounding areas. We discuss risks related to the PRC in further detail below. In addition, because we already have a significant percentage of the market share in China for enterprise networking products (and together with Cisco represent a substantial portion of that market), our opportunities to grow market share in China are more limited than in the past. Our China-based sales region has experienced growth in recent periods in part due to the growth in China’s technology industry, which may not be representative of future growth or be sustainable. We cannot therefore assure you that our China-based sales region’s historical financial information is indicative of its future operating results or future financial performance, or that its profitability will be sustained.
Given the significance of our China-based sales region to our financial results, if it is not successful, our business will likely be adversely affected.
We are dependent on Huawei Technologies, or Huawei, as a significant customer; if, as expected, Huawei reduces its business with us, it could materially adversely affect our business results.
We derive a material portion of our sales from Huawei, which formerly held a significant investment in our H3C subsidiary. In the three months ended November 28, 2008, which includes results from our legal entity H3C’s September 30, 2008 quarter, Huawei accounted for approximately 32 percent of the revenue for our China-based sales region and approximately 18 percent of our consolidated revenue. Huawei’s percentage of our China-based sales region’s revenues has been trending downward from 46 percent during the 3 months ended November 30, 2006, to the current level, and we expect this downward trend to continue. We further expect that Huawei will in the future reduce its business with us and, accordingly, that its purchases in absolute dollars will decrease. Huawei does not have any minimum purchase requirements under our existing OEM agreement, which expires in November 2010. In sum, we risk the possibility that Huawei sources products from another vendor or internally develops these products. If any of these risks occur, it will likely have an adverse impact on our sales and business performance. In order to minimize any adverse impact on our results from any decreased sales to Huawei that may occur, we will need to successfully execute on our sales strategies. If we are not successful in these efforts, the risks described above may be heightened.
We must execute on a global strategy to leverage the benefits of our H3C acquisition, including significant integration activities; if we are not successful in these efforts, our business will suffer.
Our acquisition of H3C, which significantly increased the size, scope and complexity of 3Com, continues to present unique challenges that we must address. H3C’s business (essentially what we now refer to as our China-based sales region) is largely based in the PRC. Accordingly, significant cultural, language, business process and other differences exist between our China-based sales region and our Rest of World business. We may experience business disruption as management and other personnel focus on global management activities and integration matters. Depending on the decisions we make on various strategic alternatives available to us, we may develop new or adjusted product development initiatives, go-to-market strategies, branding tactics, unified back office, supply chain and IT systems, streamlined engineering efforts or other strategies that maximize the potential of the integrated company. Integration activities may require substantial investment and significant time and effort of our management and other personnel. We have undertaken substantial integration activity, and expect to continue to do so. If we are not successful in executing these integration strategies, our business might be substantially harmed.

If we cannot continue to increase our Rest of World segment’s sales of H3C branded or sourced products outside of China, and generate additional success in selling to larger enterprise and government accounts outside of China, we will likely find it increasingly difficult to grow our overall business.
We believe that increasing our Rest of World segment’s sales of H3C branded or sourced products is very important to 3Com’s global growth opportunities and ultimately to our consolidated growth. Our current strategy involves increased direct-touch sales and marketing of our end-to-end networking solutions to larger enterprise and government accounts outside of China. These sales involve longer sales cycles, and involve intense competition from larger industry participants many of whom possess a significantly larger market share and installed base than us. If we fail in these efforts, our business will suffer.
Risk Related to Personnel
Our success is dependent on continuing to hire and retain qualified managers and other personnel, including at our China-based sales segment, and reducing senior management turnover; if we are not successful in attracting and retaining these individuals, our business will suffer.
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
The senior management team at our China-based sales segment has been highly effective. We need to continue to incentivize and retain China-based management. We cannot be sure that we will be successful in these efforts. If we are not successful, our China-based sales region may suffer, which, in turn, will have a material adverse impact on our consolidated business. Many of these senior managers, and other key China-based employees, originally worked for Huawei prior to the inception of our former joint venture in China. Subject to non-competition agreements with us (if applicable), these employees could return to work for Huawei at any time. Huawei is not subject to any non-solicitation obligations with respect to us. Further, former Huawei employees employed by us may retain financial interests in Huawei.
Risks Related to Competition
Intense competition in the market for networking solutions could prevent us from increasing revenue and profitability.
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

Our competition with Huawei in the enterprise networking market could have a material adverse effect on our sales and our results of operations; now that the contractual non-compete period has expired, Huawei can increase its level of competition, which increased competition would likely materially and adversely affect our business.
As Huawei expands its operations, offerings and markets, there could be increasing instances where we compete directly with Huawei in the enterprise networking market. As a significant customer of our China-based segment, Huawei has had, and continues to have, access to H3C products for resale. This access enhances Huawei’s current ability to compete directly with us both in China and in the rest of the world. In addition, Huawei’s obligation not to offer or sell enterprise class, and small-to-medium size business (or SMB), routers and switches that are competitive with H3C products has recently expired. Accordingly, we are now subject to the risk of increased competition from Huawei. Any such increase could materially harm our results of operations. More specifically, Huawei may now offer and sell its own enterprise or SMB routers and switches, or resell products that it sources from our competitors. If Huawei chooses to increase its competition with us, or if we do not compete favorably with Huawei, it is likely that our business results, particularly in the Asia Pacific region and specifically in China, will be materially and negatively affected.
In addition, Huawei maintains a strong presence within China and the Asia Pacific region and has significant resources with which to compete within the networking industry, including ownership of the assets of Harbour Networks, a China-based competitor that possesses enterprise networking products and technology. In sum, we risk the possibility that Huawei sources products from another vendor or internally develops these products. We cannot predict whether Huawei will compete with us. If competition from Huawei increases, our business will likely suffer.
Risks Related to Business and Technology Strategy
Our industry is characterized by a short product life cycle, and we may not be successful at identifying and responding to new and emerging market, technology and product opportunities, or at responding quickly enough to technologies or markets that are in decline.
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
Our success also depends on our ability to do the following:
•	identify new market and product opportunities;

•	predict which technologies and markets will see declining demand;

•	develop and introduce new products and solutions in a timely manner;

•	gain market acceptance of new products and solutions, including in targeted emerging markets; and

•	rapidly and efficiently transition our customers from older to newer enterprise networking technologies.
Accordingly, our business would suffer if any of the following occurs:
•	there is a delay in introducing new products;

•	we lose certain channels of distribution or key partners;

•	our products do not satisfy customers in terms of features, functionality or quality; or

•	our products cost more to produce than we expect.

Because we will continue to rely on original design manufacturers to assist in product design of some of our products, we may not be able to respond to emerging technology trends through the design and production of new products as well as if we were working independently. We rely on our large research and development base in Beijing, China to develop most of our new technologies, products and solutions. These engineers are focused on developing products for worldwide markets, including customer requirements for the developed world as well as for the China market. These markets may have different products features and customer requirements, and we must develop product solutions that satisfy our customers on a worldwide basis. If we are not successful at these efforts, our business will suffer.
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
If we fail to form the number and quality of strategic relationships that we desire, or if such strategic relationships are not successful, we could suffer missed market opportunities, channel conflicts, delays in product development or delivery or other operational difficulties. Further, if third parties acquire our strategic partners or if our competitors enter into successful strategic relationships, we may face increased competition. Any of these difficulties could have an adverse effect on our future sales and results of operations.
Outsourcing functions and operations may fail to reduce cost and may disrupt our operations.
Our efforts to decrease cost and improve efficiency may involve contracting with other companies to perform functions or operations that, in the past, we have performed ourselves. For example, we now rely on outside vendors to meet the majority of our manufacturing and logistics needs as well as a significant portion of our IT needs. Additionally, we outsource certain functions for technical support and product return services. If we do not provide our customers with a high quality of service, we risk losing customers and/or increasing our support costs.
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
We strive to be increasingly successful in direct-touch sales for larger enterprise and government accounts in all geographic regions. Such efforts will likely require a greater investment in sales and marketing, as well as the provision and maintenance of a global service organization that can respond to these customers. The sales cycle is also generally longer for these types of sales when compared to our small-and-medium-size enterprise business. This is particularly true during the current global economic slowdown. If we are not successful in these efforts, our business growth will suffer.

Risks Related to Operations and Distribution Channels
A significant portion of our sales is derived from a small number of distributors. If any of these partners reduces its business with us, our business could be adversely affected.
We distribute many of our products through two-tier distribution channels that include distributors and value added resellers, or VARs. In some instances, we also use a system integrator. A significant portion of our sales is concentrated among a few distributors; our two largest distributors accounted for a combined 14 percent of our consolidated revenue for the three months ended November 28, 2008. If either of these distributors reduces its business with us, our sales and overall results of operations could be adversely affected.
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
Due to our dependence on China, if China were to experience a broad and prolonged economic slowdown, our results of operations would suffer. China has recently begun to feel the effects of the global economic slowdown, and government efforts to restore growth rates may not be effective. The Chinese government has also from time-to-time implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

Uncertainties with respect to the Chinese legal system may adversely affect us.
We conduct our business in China primarily through H3C Technologies Co., Limited, a Hong Kong entity which in turn owns several Chinese entities. These entities are generally subject to laws and regulations applicable to foreign investment in China. In addition, there are uncertainties regarding the interpretation and enforcement of laws, rules and policies in China. Because many laws and regulations are relatively new and the Chinese legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform. Moreover, the interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. Finally, enforcement of existing laws or contracts based on existing law may be uncertain, and it may be difficult to obtain swift and equitable enforcement, or to obtain enforcement of a judgment by a court of another jurisdiction. Any litigation in China may be protracted and result in substantial costs and diversion of resources and management’s attention.
If PRC tax benefits available to us in China are reduced or repealed, our business could suffer.
Effective January 1, 2008, a new corporate income tax rate of 25 percent (phased-in over time for certain companies) applies to companies subject to income tax in China. Companies which benefited from preferential tax rates and rulings under the previous Chinese tax law can continue to enjoy those concessions, subject to transitional rules. In our case, our principal operating subsidiary in China (H3C) was entitled to tax concessions which began in 2004. These concessions exempted H3C from the PRC income tax for 2004 and 2005 and entitle it to a 50 percent reduction in income tax in 2006-2008. (H3C maintains a calendar fiscal year end.) Accordingly, calendar 2008 will be the final year of the 50 percent reduction. Although the regular rate under the new tax law is 25 percent, the new tax law also provides for a reduced tax rate of 15 percent for companies which qualify as “new and high technology” enterprises. Based on the regulations, we believe that our H3C subsidiary in China will qualify for this reduced rate. The application and approval for a Hangzhou, PRC-based company like H3C is a two-stage process. First, an enterprise must apply to the Science and Technology Department of Zhejiang Province to be approved within the framework of the new legislation. Second, the enterprise must apply to the local tax office to have the applicable rate confirmed at 15%. We received the approval from the Science and Technology Department of Zhejiang Province in October 2008 but we have not yet obtained the confirmation from the local tax office.
Under our existing 50 percent reduction concession, our statutory income tax rate in China is expected to be 9% for 2008. This is the last year of the concession. It should be noted, however, that the final determination of our 2008 statutory income tax rate in China is subject to approval by the local tax office and we expect them to consider the complex rules concerning existing concessions under the transition rules in granting this approval. Thereafter, assuming we qualify for the reduced rate for “new and high technology” companies, our rate will be 15%. If we do not qualify for the reduced rate, our rate is expected to be 20% for 2009, 22% for 2010, 24% for 2011 and 25% thereafter. Dividends declared and paid by our Chinese subsidiary are currently subject to a 5% withholding tax discussed in the next risk factor.
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
Chinese regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with Chinese accounting standards and regulations. Our principal operating entity in China is required to set aside a portion of its after-tax profits – currently 10 percent up to 50% of paid-in capital — according to Chinese accounting standards and regulations to fund certain reserves. The Chinese government also imposes controls on the conversion of Renminbi into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. These restrictions may in the future limit our ability to receive dividends or repatriate funds from China. In addition, the credit agreement governing our senior secured loan also imposes significant restrictions on our ability to dividend or make other payments to our other segments. Finally, the new PRC tax law, effective January 1, 2008, imposes a withholding tax on certain payments by entities resident in PRC to entities outside of the PRC (including Hong Kong). Regulations have now been issued which confirm that this withholding tax will apply to dividends and other distributions made by our subsidiary in China. Consequently, all distributions of earnings realized from 2008 onwards from our PRC subsidiaries to our subsidiary in Hong Kong will be subject to this withholding tax at a rate of 5%. Our main PRC subsidiary generates the cash used to pay principal and interest on our H3C loan (through dividend flows from the PRC to Hong Kong and then to the Cayman Islands). Accordingly, we will in the future be required to earn proportionately higher profits in the PRC to service principal and interest on our loan, or be forced to fund any deficiencies from cash generated from other geographies.
We are subject to risks relating to currency rate fluctuations and exchange controls and we do not hedge this risk in China.
Approximately 52 percent of our sales and a portion of our costs are denominated in Renminbi, the Chinese currency. At the same time, our senior secured bank loan – which we intend to service and repay primarily through cash flow from our China-based operations – is denominated in US dollars. In July 2005, China uncoupled the Renminbi from the U.S. dollar and let it float in a narrow band against a basket of foreign currencies. The Renminbi could appreciate or depreciate relative to the U.S. dollar. Any movement of the Renminbi may materially and adversely affect our cash flows, revenues, operating results and financial position, and may make it more difficult for us to service our U.S. dollar-denominated senior secured bank loan. More specifically, if the Renminbi appreciates in value as compared with the U.S. dollar, our reported revenues will derive a beneficial increase due to currency translation; and if the Renminbi depreciates, our revenues will suffer due to such depreciation. This currency translation impacts our expenses as well, but to a lesser degree. In recent periods, we have benefited from the currency translation of Renminbi, but our results may in the future be harmed by it.
Our sales around the world are generally denominated in Renminbi (in China) and in US Dollars (in the rest of the world). We use those two currencies to price our products and generally do not accept local currencies as payment for product. When we sell our products in countries outside of China and the U.S. to customers in countries whose currencies have been devalued against the Renminbi or the US Dollar, the currency fluctuation causes the cost of our products to these customers to be higher. We generally do not provide currency exchange risk protection to our customers. For these reasons, when the Renminbi or US Dollar is stronger against local currencies, we may experience delayed or cancelled purchases or general business softness in the relevant region.
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
Many of our competitors, such as telecommunications, networking, and computer equipment manufacturers, have large intellectual property portfolios, including patents that may cover technologies that are relevant to our business. In addition, many smaller companies, universities, and individual inventors have obtained or applied for patents in areas of technology that may relate to our business. The industries in which we operate continue to be aggressive in assertion, licensing, and litigation of patents and other intellectual property rights. It is very expensive to defend claims of patent infringement and we expect over time to incur significant time and expense to defend our portfolio.
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
Historically, our stock price has experienced volatility. We expect that our stock price may continue to experience volatility in the future due to a variety of potential factors such as:
•	fluctuations in our quarterly results of operations and cash flow;

•	changes in our cash and equivalents and short term investment balances;

•	our ability to execute on our strategic plan, including, without limitation, our H3C integration activities;

•	general economic conditions, such as the current global economic slowdown;

•	variations between our actual financial results and published analysts’ expectations; and

•	announcements by our competitors or significant customers.
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
In addition, over the past several years, the stock market has experienced significant price and volume fluctuations that have affected the stock prices of many technology companies. These factors, as well as general economic and political conditions or investors’ concerns regarding the credibility of corporate financial statements and the accounting profession, may have a material adverse affect on the market price of our stock in the future. For example, many companies have recently experienced sharp decreases and/or downward pressure on their stock prices as a result of the current global economic downturn.
We may be required to record additional significant charges to earnings if our goodwill or intangible assets become impaired.
Under accounting principles generally accepted in the United States, we review our amortizable intangible assets, trademark and goodwill for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. The carrying value of our goodwill or amortizable assets may not be recoverable due to factors such as reduced estimates of future cash flows and slower growth rates in our industry or in any of our business units. Estimates of future cash flows are based on an updated long-term financial outlook of our operations. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates. For example, if one of our business units does not meet its near-term and longer-term forecasts, the goodwill assigned to the business unit could be impaired. Similarly, a significant decline in our stock price and/or market capitalization may result in goodwill impairment for one or more business units. We may be required to record a charge to earnings in our financial statements during a period in which an impairment of our goodwill or amortizable intangible assets is determined to exist, which may negatively impact our results of operations. For example, in the three-month period ended May 30, 2008, we took a charge of $158.0 million relating to impairment of the goodwill of our TippingPoint segment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes repurchases of our stock, including shares surrendered to satisfy tax withholding obligations, in the quarter ended November 30, 2008:

				Total Number of	Approximate Dollar
	Total			Shares Purchased	Value of Shares
	Number		Average	as Part of Publicly	that May Yet Be
	of Shares		Price Paid	Announced Plans	Purchased Under the
Period	Purchased		per Share	or Programs(1)	Plans or Programs
August 30, 2008 through September 26, 2008	175,775	(2)	$2.21	—	$100,000,000
September 27, 2008 through October 24, 2008	17,180,738	(2)	2.32	17,174,830	60,142,965
October 25, 2008 through November 28, 2008	4,213,025	(2)	2.46	4,089,600	50,046,813

Total	21,569,538		$2.35	21,264,430	$50,046,813

(1)	On September 24, 2008, our Board of Directors approved a stock repurchase program providing for repurchases of up to $100.0 million through September 23, 2009.

(2)	Includes shares surrendered to us to satisfy tax withholding obligations that arose upon the vesting of restricted stock awards and units of 175,775 in September 2008, 5,908 in October 2008 and 123,425 in November 2008.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Annual Meeting of Stockholders was held on September 24, 2008 in Beijing, China.

(b)	Each of the persons named in the Proxy Statement as a nominee for director was elected and the proposals listed below were approved. The following are the voting results of the proposals:

Proposal I	For	Withheld
To elect four Class II Directors to the Board of Directors for a two-year term.

Eric A. Benhamou	292,857,367	61,763,527
Gary T. DiCamillo	276,509,534	78,111,360
James R. Long	313,453,251	41,167,643
Ronald A. Sege	323,567,732	31,053,162
Other Directors whose term of office as a director continued after the meeting were Robert Mao and Dominique Trempont. Kathleen Cote and David Ho were appointed to the Board of Directors after the meeting.

Proposal II	For	Against	Abstain
Amendment to 2003 Stock Plan:	192,688,447	66,686,493	1,118,430

Proposal III	For	Against	Abstain
Amendment to 1984 Stock Plan:	236,735,687	22,668,708	1,088,975

Proposal IV	For	Against	Abstain
Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending May, 2009:	346,756,203	6,244,413	1,667,196

Proposal V	For	Against	Abstain
Stockholder Proposal “A” – Performance-Based Options:	138,234,318	118,082,146	4,223,825

Proposal VI	For	Against	Abstain
Stockholder Proposal “B” – Declassification of Board:	215,425,500	44,306,130	808,659
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Master Separation and Distribution Agreement between the	10-Q	002-92053	2.1	4/4/00
	Registrant and Palm, Inc. effective as of December 13, 1999

2.2	Indemnification and Insurance Matters Agreement between the	10-Q	002-92053	2.11	4/4/00
	Registrant and Palm, Inc.

2.3	Agreement and Plan of Merger, dated December 13, 2004, by and	8-K	000-12867	2.1	12/16/04
	among the Registrant, Topaz Acquisition Corporation and
	TippingPoint Technologies, Inc.

2.4	Securities Purchase Agreement by and among 3Com Corporation, 3Com	8-K/A	000-12867	2.1	3/30/06
	Technologies, Huawei Technologies Co., Ltd. and Shenzen Huawei
	Investment & Holding Co., Ltd., dated as of October 28, 2005

2.5	Stock Purchase Agreement by and between Shenzhen Huawei Investment	8-K	000-12867	10.1	12/27/06
	& Holding Co., Ltd. and 3Com Technologies, dated as of December
	22, 2006

2.6	Agreement and Plan of Merger by and among 3Com Corporation,	8-K/A	000-12867	2.1	9/28/07
	Diamond II Holdings Inc. and Diamond II Acquisition Corp., dated
	September 28, 2007

3.1	Corrected Certificate of Merger filed to correct an error in the	10-Q	002-92053	3.4	10/8/99
	Certificate of Merger

3.2	Registrant’s Bylaws, as amended on December 10, 2008	8-K	000-12867	3.1	12/16/08

3.3	Certificate of Designation of Rights, Preferences and Privileges	10-Q	000-12867	3.6	10/11/01
	of Series A Participating Preferred Stock

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.1	Third Amended and Restated Preferred Shares Rights Agreement,	8-A/A	000-12867	4.1	11/27/02
	dated as of November 4, 2002 (“Rights Agreement”)

4.2	Amendment No. 1 to Rights Agreement, dated as of September 28, 2007	8-K	000-12867	4.1	9/28/07

10.1	3Com Corporation 2003 Stock Plan, as amended and restated	8-K	000-12867	10.2	1/6/09
	effective January 1, 2009*

10.2	Amended and Restated 3Com Corporation 1984 Employee Stock Purchase	8-K	000-12867	10.2	9/24/08
	Plan, as approved by stockholders on September 24, 2008 (Beijing,
	China-time)*

31.1	Certification of Principal Executive Officer					X

31.2	Certification of Principal Financial Officer					X

32.1	Certification of Chief Executive Officer and Chief Financial					X
	Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
	Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
3Com Corporation
(Registrant)

Dated: January 7, 2009	By:	/s/ Jay Zager
Jay Zager
Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer and a duly authorized officer of the registrant)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Master Separation and Distribution Agreement between the
	Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	002-92053	2.1	4/4/00

2.2	Indemnification and Insurance Matters Agreement between the
	Registrant and Palm, Inc.	10-Q	002-92053	2.11	4/4/00

2.3	Agreement and Plan of Merger, dated December 13, 2004, by and
	among the Registrant, Topaz Acquisition Corporation and
	TippingPoint Technologies, Inc.	8-K	000-12867	2.1	12/16/04

2.4	Securities Purchase Agreement by and among 3Com Corporation, 3Com
	Technologies, Huawei Technologies Co., Ltd. and Shenzen Huawei
	Investment & Holding Co., Ltd., dated as of October 28, 2005	8-K/A	000-12867	2.1	3/30/06

2.5	Stock Purchase Agreement by and between Shenzhen Huawei Investment
	& Holding Co., Ltd. and 3Com Technologies, dated as of December
	22, 2006	8-K	000-12867	10.1	12/27/06

2.6	Agreement and Plan of Merger by and among 3Com Corporation,
	Diamond II Holdings Inc. and Diamond II Acquisition Corp., dated
	September 28, 2007	8-K/A	000-12867	2.1	9/28/07

3.1	Corrected Certificate of Merger filed to correct an error in the
	Certificate of Merger	10-Q	002-92053	3.4	10/8/99

3.2	Registrant's Bylaws, as amended on December 10, 2008	8-K	000-12867	3.1	12/16/08

3.3	Certificate of Designation of Rights, Preferences and Privileges
	of Series A Participating Preferred Stock	10-Q	000-12867	3.6	10/11/01

4.1	Third Amended and Restated Preferred Shares Rights Agreement,
	dated as of November 4, 2002 (“Rights Agreement”)	8-A/A	000-12867	4.1	11/27/02

4.2	Amendment No. 1 to Rights Agreement, dated as of September 28, 2007	8-K	000-12867	4.1	9/28/07

10.1	3Com Corporation 2003 Stock Plan, as amended and restated
	effective January 1, 2009*	8-K	000-12867	10.2	1/6/09

10.2	Amended and Restated 3Com Corporation 1984 Employee Stock Purchase
	Plan, as approved by stockholders on September 24, 2008 (Beijing,
	China-time)*	8-K	000-12867	10.2	9/24/08

31.1	Certification of Principal Executive Officer					X

31.2	Certification of Principal Financial Officer					X

32.1	Certification of Chief Executive Officer and Chief Financial					X
	Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
	Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan