Form 10-Q
period 2009-02-27
3COM CORP
filed 2009-04-08
CIK 738076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 27, 2009
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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of March 27, 2009, 387,471,015 shares of the registrant’s common stock were outstanding.

3COM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED FEBRUARY 27, 2009

Page
PART I. FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Condensed Consolidated Statements of Operations (unaudited) Three and Nine Months Ended February 28, 2009 and 2008	1
Condensed Consolidated Balance Sheets (unaudited) February 28, 2009 and May 31, 2008	2
Condensed Consolidated Statements of Cash Flows (unaudited) Nine Months Ended February 28, 2009 and 2008	3
Notes to Condensed Consolidated Financial Statements (unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	33
PART II. OTHER INFORMATION	33
Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 4. Submission of Matters to a Vote of Security Holders	44
Item 5. Other Information	44
Item 6. Exhibits	45
SIGNATURES	47
EXHIBITS	48
EX-10.6 2005 Deferred Compensation Plan
EX-10.7 Section 16 Officer Severance Plan
EX-10.8 First Amendment to Employment Agreement - Mao
EX-10.9 First Amendment to Employment Agreement - Sege
EX-10.10 Form of First Amendment to Severance Benefits Agreement
EX-10.11 Form of Second Agreement to Severance Benefits Agreement
EX-10.12 Form of First Amendment to Management Retention Agreement
EX-10.13 Form of First Amendment
EX-10.14 Form of Second Agreement to Management Retention Agreement
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERT OF CEO AND CFO
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
3Com, the 3Com logo, H3C, Digital Vaccine, IntelliJack, NBX, OfficeConnect, TippingPoint, TippingPoint Technologies and VCX are registered trademarks and VCX is a trademark of 3Com Corporation or one of its wholly owned subsidiaries. Other product and brand names may be trademarks or registered trademarks of their respective owners.
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the following aspects of our business: global economic slowdown and effects and strategy; core business strategy to leverage China and emphasize larger enterprise business; China-based sales region strategy, growth, dependence, expected benefits, tax rate, sales from China, and resources needed to comply with Sarbanes-Oxley and manage operations; impact of recent accounting regulations; expected annual amortization expense; environment for enterprise networking equipment; challenges relating to sales growth; trends and goals for segments and regions; pursuit of termination fee; supply of components; research and development focus; execution of our strategy; strategic product and technology development plans; goal of sustaining profitability; short-term management of cash during economic slowdown; intercompany dividends from China; ability to satisfy cash requirements for at least the next twelve months; stock repurchase program; restructuring activities and expected charges to be incurred; expected cost savings from restructuring activities and integration; potential acquisitions and strategic relationships; future contractual obligations; recovery of deferred tax assets and balance of unrecognized tax benefits; reserves; market risk; outsourcing; competition and pricing pressures; expectation regarding base interest rates; impact of foreign currency fluctuations; belief regarding meritorious defenses to litigation claims and effects of litigation; and you can identify these and other forward-looking statements by the use of words such as “may,” “can,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any forward-looking statements.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
3COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
(In thousands, except per share data)	2009	2008	2009	2008
Sales	$324,707	$336,390	$1,021,919	$973,625
Cost of sales	138,878	156,716	446,671	492,895

Gross profit	185,829	179,674	575,248	480,730

Operating expenses (income):
Sales and marketing	84,241	82,428	259,143	237,617
Research and development	43,729	50,530	137,330	155,039
General and administrative	30,393	26,268	88,799	78,806
Amortization	23,106	25,778	73,330	78,044
Patent dispute resolution	—	—	(70,000)	—
Restructuring charges	2,860	736	7,361	4,308

Operating expenses, net	184,329	185,740	495,963	553,814

Operating income (loss)	1,500	(6,066)	79,285	(73,084)
Interest expense, net	(3,333)	(2,879)	(5,131)	(10,412)
Other income, net	16,528	10,591	45,298	33,345

Income (loss) before income taxes	14,695	1,646	119,452	(50,151)
Income tax provision	(12,828)	(9,486)	(24,878)	(11,967)

Net income (loss)	$1,867	$(7,840)	$94,574	$(62,118)

Basic and diluted net income (loss) per share	$0.00	$(0.02)	$0.24	$(0.16)

Shares used in computing per share amounts:
Basic	384,679	400,142	393,868	398,724

Diluted	386,377	400,142	395,232	398,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28,	May 31,
(In thousands, except per share data)	2009	2008
ASSETS
Current assets:
Cash and equivalents	$559,961	$503,644
Notes receivable	85,795	65,116
Accounts receivable, less allowance for doubtful accounts of $14,750 and $12,253, respectively	114,083	116,281
Inventories	107,103	90,831
Other current assets	55,881	34,033

Total current assets	922,823	809,905
Property and equipment, less accumulated depreciation and amortization of $193,494 and $205,835, respectively	43,828	54,314
Goodwill	609,297	609,297
Intangible assets, net	203,838	278,385
Deposits and other assets	21,941	23,229

Total assets	$1,801,727	$1,775,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,636	$90,280
Current portion of long-term debt	61,000	48,000
Accrued liabilities and other	415,068	366,181

Total current liabilities	547,704	504,461
Deferred taxes and long-term obligations	40,129	22,367
Long-term debt	152,000	253,000
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value, 990,000 shares authorized; shares issued: 387,269 and 405,656, respectively	2,323,511	2,353,688
Retained deficit	(1,310,672)	(1,405,247)
Accumulated other comprehensive income	49,055	46,861

Total stockholders’ equity	1,061,894	995,302

Total liabilities and stockholders’ equity	$1,801,727	$1,775,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	February 28,
(In thousands)	2009	2008
Cash flows from operating activities:
Net income (loss)	$94,574	$(62,118)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	97,156	102,731
Stock-based compensation expense	18,187	15,413
Impairment of property and equipment	1,150	—
Loss on property and equipment disposals	581	2,227
Gain on investments, net	—	(185)
Deferred income taxes	(7,466)	(448)
Changes in assets and liabilities:
Accounts and notes receivable	(13,560)	(59,344)
Inventories	(22,006)	22,704
Other assets	6,771	7,733
Accounts payable	(20,929)	(13,447)
Other liabilities	41,874	(25,297)

Net cash provided by (used in) operating activities	196,332	(10,031)

Cash flows from investing activities:
Proceeds from maturities and sales of investments	—	442
Purchases of property and equipment	(12,778)	(13,269)
Proceeds from sale of property and equipment	223	944

Net cash used in investing activities	(12,555)	(11,883)

Cash flows from financing activities:
Issuances of common stock	3,022	6,124
Repurchases of common stock	(51,383)	(2,321)
Repayment of long term debt	(88,000)	(94,000)

Net cash used in financing activities	(136,361)	(90,197)

Effect of exchange rate changes on cash and equivalents	8,901	18,924

Net change in cash and equivalents during period	56,317	(93,187)
Cash and equivalents, beginning of period	503,644	559,217

Cash and equivalents, end of period	$559,961	$466,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our financial position as of February 27, 2009 and May 30, 2008, our results of operations for the three and nine months ended February 27, 2009 and February 29, 2008 and our cash flows for the nine months ended February 27, 2009 and February 29, 2008.
We use a 52 or 53 week fiscal year ending on the Friday nearest to May 31. For convenience, the condensed consolidated financial statements have been shown as ending on the last day of the calendar month. Accordingly, the three and nine months shown as ended February 28, 2009 actually ended on February 27, 2009, the three and nine months shown as ended February 28, 2008 actually ended on February 29, 2008, and the balance sheet presented as of May 31, 2008 is actually as of May 30, 2008. The results of operations for the three and nine months ended February 28, 2009 may not be indicative of the results to be expected for the fiscal year ending May 29, 2009 or any other future periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended May 30, 2008.
Goodwill
We apply the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” to goodwill and intangible assets with indefinite lives which are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. We performed our annual goodwill impairment review as of February 27, 2009 for our TippingPoint segment and December 31, 2008 for our China-based region (as our China-based region reports on a two month lag), and noted no impairment of goodwill or intangible assets with indefinite lives. In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. Reporting unit valuations have been calculated using a combination of an income approach based on the present value of future cash flows of each reporting unit and a market approach. The income approach incorporates many assumptions including future growth rates, discount factors, expected capital expenditures and income tax cash flows. Changes in economic and operating conditions impacting these assumptions could result in a goodwill impairment in future periods. In conjunction with our annual goodwill impairment tests, we reconcile the sum of the valuations of all of our reporting units to our market capitalization as of such dates.
Recently issued accounting pronouncements
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”) to improve reporting and to create greater consistency in the accounting and financial reporting of business combinations. The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141R amends SFAS 109, “Accounting for Income Taxes”, such that adjustments made to valuation allowances on deferred income taxes and acquired income tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141R would apply the provisions of SFAS No. 141R. An entity may not apply SFAS No. 141R before that date. Given that SFAS No. 141R relates to prospective and not historical business combinations, the Company cannot currently determine the potential effects of adoption of SFAS No. 141R may have on its consolidated financial statements.
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
In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one-year deferral of the effective date of FAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Effective June 1, 2008, we adopted the provisions of SFAS No. 157 with respect to our financial assets and liabilities recorded at fair value, which had no material impact on our consolidated financial position, results of operations or cash flow. We have not yet determined the impact, if any, of the portion of SFAS No. 157, for which the implementation has been deferred, will have on our consolidated financial position, results of operations or cash flow.
In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”). The intent of FSP FAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R “Business Combinations”, and other accepted accounting principles generally accepted in the United States of America. FSP FAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of FSP FAS No. 142-3 on our consolidated results of operations and financial position.
In May 2008, the FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. “The adoption of SFAS No. 162 is not expected to have a material impact on our consolidated results of operations and financial position.
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

NOTE 2. STOCK-BASED COMPENSATION
In order to determine the fair value of stock options and employee stock purchase plan shares, we use the Black-Scholes option pricing model and apply the single-option valuation approach. In order to determine the fair value of restricted stock awards and restricted stock units we use the closing market price of 3Com common stock on the date of grant. We recognize stock-based compensation expense on a straight-line basis over the requisite service period of time-based vesting awards for stock options, restricted stock awards, restricted stock units, and the employee stock purchase plan. For unvested stock options outstanding as of May 31, 2006, we continue to recognize stock-based compensation expense using the accelerated amortization method prescribed in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”.
As of February 28, 2009, total unrecognized stock-based compensation expense relating to unvested employee stock options, restricted stock awards, restricted stock units and employee stock purchase plan, adjusted for estimated forfeitures, was $13.7 million, $4.4 million, $14.1 million and $0.1 million, respectively. These amounts are expected to be recognized over a weighted-average period of 2.4 years for stock options, 2.0 years for restricted stock awards, 2.0 years for restricted stock units and 0.1 years for employee stock purchase plan. If actual forfeitures differ from current estimates, total unrecognized stock-based compensation expense will be adjusted for future changes in estimated forfeitures.
Stock-based compensation expense recognized and disclosed is based on the Black-Scholes option pricing model for estimating the fair value of options granted under the company’s equity incentive plans. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The underlying weighted-average assumptions used in the Black-Scholes model for options and employee stock purchase plan and the estimates of the weighted average grant date fair value per share were as follows for options, restricted stock awards and restricted stock units granted during the three and nine months ended February 28, 2009 and February 28, 2008:

	Three Months	Three Months			Nine Months	Nine Months
	Ended	Ended			Ended	Ended
	February 28,	February 28,			February 28,	February 28,
	2009	2008			2009	2008

Employee stock options:
Volatility	51.3%		*	%	51.3%	40.5%
Risk-free interest rate	1.9%		*	%	2.6%	4.7%
Dividend yield	0.0%		*	%	0.0%	0.0%
Expected life (years)	6.0		*		4.7	3.8

Weighted average grant date fair value	$1.28	$	*		$1.04	$1.49

Restricted stock awards:
Weighted average grant date fair value	$ *	$	*		$2.28	$3.90

Restricted stock units:
Weighted average grant date fair value	$2.51	$	*		$2.35	$3.72

Employee Stock Purchase Plan:
Volatility	* %		*	%	77.7%	61.1%
Risk-free interest rate	* %		*	%	1.2%	4.0%
Dividend yield	* %		*	%	0.0%	0.0%
Expected life (years)	*		*		0.5	0.5

Weighted average grant date fair value	$ *	$	*		$0.90	$1.60

*	No grants during the period

The following table presents stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended February	Ended February	Ended February	Ended February
	28, 2009	28, 2008	28, 2009	28, 2008

Cost of sales	$596	$496	$1,916	$1,403
Sales and marketing	1,599	1,753	4,970	4,146
Research and development	768	1,100	2,545	2,794
General and administrative	3,144	2,195	8,756	7,070

Stock-based compensation expense before tax	$6,107	$5,544	$18,187	$15,413

Stock Options. As of February 28, 2009, our outstanding stock options as a percentage of outstanding shares were approximately 7.7 percent. Stock option activity for the nine months ended February 28, 2009, was as follows (shares in thousands):

		Weighted
		average
	Number of	exercise
	shares	price
Outstanding May 31, 2008	43,925	$4.98
Granted	1,403	2.30
Exercised	(979)	1.48
Cancelled	(14,581)	5.16

Outstanding February 28, 2009	29,768	$4.88

As of February 28, 2009, there were approximately 20.0 million options exercisable with a weighted-average exercise price of $5.69 per share. By comparison, there were approximately 25.3 million options exercisable as of February 28, 2008 with a weighted-average exercise price of $5.97 per share.
During the nine months ended February 28, 2009 approximately 1.0 million options were exercised at an aggregate intrinsic value of $0.7 million. The exercise intrinsic value above is calculated as the difference between the market value on the exercise date and the exercise price of the options. The closing market value as of February 27, 2009 was $2.22 per share as reported by the NASDAQ Global Select Market. The aggregate intrinsic value of options outstanding and options exercisable as of February 28, 2009 was $1.3 million and $1.3 million, respectively. The aggregate options outstanding and options exercisable intrinsic value is calculated for options that are in-the-money as the difference between the market value as of February 28, 2009 and the exercise price of the options.
Options outstanding that are vested and expected to vest as of February 28, 2009 are as follows:

Weighted
		Weighted	Average
	Number of	average	Remaining	Aggregate
	Shares	Grant-Date	Contractual	Intrinsic Value
	(in thousands)	Fair Value	Life (in years)	(in thousands)
Vested and expected to vest at February 28, 2009	27,105	$5.08	3.3	$1,325

Restricted Stock Awards. Restricted stock award activity during the nine months ended February 28, 2009 was as follows (shares in thousands):

		Weighted
	Number of	average
	Shares	Grant-Date
	(unvested)	Fair Value
Outstanding May 31, 2008	3,095	$3.43
Granted	325	2.28
Vested	(734)	3.94
Forfeited	(745)	3.75

Outstanding February 28, 2009	1,941	$2.92

During the nine months ended February 28, 2009 approximately 0.7 million restricted awards with an aggregate fair value of $1.6 million became vested. Total aggregate intrinsic value of restricted stock awards outstanding as of February 28, 2009 was $4.3 million.
Restricted Stock Units. Restricted stock unit activity during the nine months ended February 28, 2009 was as follows (shares in thousands):

Number of
Shares
(unvested)
Outstanding May 31, 2008	5,744
Granted	5,071
Vested	(2,445)
Forfeited	(1,246)

Outstanding February 28, 2009	7,124

The weighted average exercise price for all restricted stock units for all periods was $0.00. Total aggregate intrinsic value of restricted stock units outstanding at February 28, 2009 was $15.8 million.
During the nine months ended February 28, 2009 approximately 2.4 million restricted stock units with an aggregate intrinsic value of $5.4 million became vested.
Employee Stock Purchase Plan. We have an employee stock purchase plan (ESPP) under which eligible employees may authorize payroll deductions of up to ten percent of their compensation, as defined, to purchase common stock at a price of 85 percent of the lower of the fair market value as of the beginning or the end of the six-month offering period. We recognized $1.0 million of stock-based compensation expense related to the ESPP in the nine months ended February 28, 2009. Employee stock purchases generally occur only in the quarters ended November 30 and May 31.
NOTE 3. FAIR VALUE
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
In accordance with SFAS 157, we measure our cash equivalents at fair value and classify them within Level 1 or Level 2 of the fair value hierarchy. The classification has been determined based on the manner in which we value our cash equivalents, primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
Assets Measured at Fair Value on a Recurring Basis
Assets measured at fair value on a recurring basis consisted of the following types of instruments and were reported as cash equivalents as of February 28, 2009:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents:
Time deposits and government bonds with a maturity less than 3 months	$—	$406,118	$—	$406,118
Money market fund deposits	136,634	—	—	136,634

Total assets measured at fair value	$136,634	$406,118	$—	$542,752

NOTE 4. REALTEK PATENT DISPUTE RESOLUTION
On July 11, 2008, 3Com Corporation and Realtek Semiconductor Corp. (the “Realtek Group”) entered into three agreements which document the resolution of a several-year-long patent litigation between the parties and provide for the non-exclusive license by 3Com to the Realtek Group of certain patents and related network interface technology for license fees totaling $70.0 million, all of which was received in the three months ended August 31, 2008.
The basic agreement between 3Com and the Realtek Group documents the resolution of the litigation between the parties and provides for the dismissal of the lawsuit and mutual releases between the parties.
Under the terms of the agreements, the payments are non-refundable and the Company has no future performance obligations, apart from certain customary covenants not to sue Realtek, its customers or its suppliers on the licensed technology, and non-material notice and tax assistance obligations. Accordingly, the $70.0 million was recognized as income in the first quarter of fiscal 2009 in the operating expense (income) section of the Consolidated Statements of Operations.
NOTE 5. RESTRUCTURING CHARGES
In recent fiscal years, we have undertaken several initiatives involving significant changes in our business strategy and cost structure.
In fiscal 2004, we continued a broad restructuring of our business to enhance the focus and cost effectiveness of our segments in serving their respective markets. These restructuring efforts continued through fiscal 2009. We took the following specific actions in fiscal 2004 through 2009 (the “Fiscal 2004 – 2009 Actions”):
•	reduced our workforce; and

•	continued efforts to consolidate and dispose of excess facilities

Restructuring charges related to these various initiatives resulted in a charge of $2.9 million in the third quarter of fiscal 2009 and a net charge of $0.7 million in the third quarter of fiscal 2008. Net restructuring charges in the third quarter of fiscal 2009 consisted of $2.9 million for severance and outplacement costs. $2.0 million of these costs relate to the integration of our TippingPoint segment. The net restructuring charge in the third quarter of fiscal 2008 resulted from severance, outplacement and other costs of $0.8 million and a net benefit of $0.1 million for adjustments to facilities-related charges. Restructuring charges for the first nine months of fiscal 2009 were $7.4 million, and restructuring charges for the first nine months of fiscal 2008 were $4.3 million. Net restructuring charges in the first nine months of fiscal 2009 consisted of $6.0 million for severance and outplacement costs and $1.4 million related to vacating part of our Marlborough, MA facility for which we ceased use during the second quarter of fiscal 2009. Net restructuring charges in the first nine months of fiscal 2008 consisted of $4.2 million for severance and outplacement costs and $0.1 million related to facilities-related charges.
Accrued liabilities associated with restructuring charges totaled $3.1 million as of February 28, 2009 and are included in the caption “Accrued liabilities and other” in the accompanying condensed consolidated balance sheet. These liabilities are classified as current because we expect to satisfy such liabilities in cash within the next 12 months.
Fiscal 2008 and 2009 Actions
Activity and liability balances related to the fiscal 2008 and 2009 restructuring actions, which were all approved by management as part of the fiscal 2008 and 2009 corporate restructuring plans, are as follows (in thousands):

	Employee		Other
	Separation	Facilities-related	Restructuring
	Expense	Charges	Costs	Total
Balance as of May 31, 2008	$687	$—	$—	$687

Provisions	5,965	1,283	68	7,316
Payments and non-cash charges	(4,859)	(319)	(68)	(5,246)

Balance as of February 28, 2009	$1,793	$964	$—	$2,757

Employee separation expense includes severance pay, outplacement services, medical and other related benefits. Through February 28, 2009, the total reduction in workforce associated with actions initiated during fiscal 2008 included approximately 122 employees who had been separated. In addition, during the nine months ended February 28, 2009, the reduction in workforce was extended with actions initiated in fiscal 2009 to include approximately 82 employees who had been separated. The expense associated with restructuring actions is recognized as severed employees are terminated or over the remaining service period following their notification of termination. Facilities-related charges relate to vacating part of our Marlborough facility for which we ceased use during the second quarter of fiscal 2009.
We expect to complete any remaining activities related to these actions during the coming twelve months.
Fiscal 2004 through 2007 Actions
Activity and liability balances related to the fiscal 2004 — 2007 restructuring actions are as follows (in thousands):

	Employee	Facilities-
	Separation	related
	Expense	Charges	Total
Balance as of May 31, 2008	$28	$687	$715

Provisions (benefits)	(6)	51	45
Payments and non-cash charges	11	(440)	(429)

Balance as of February 28, 2009	$33	$298	$331

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
As of February 28, 2009, we had unrecognized tax benefits, including interest and penalties, of $20.5 million, all of which, if recognized, would affect our effective tax rate. The unrecognized tax benefits are recorded in “Deferred taxes and long-term obligations” on the balance sheet, none of which are expected to be settled in cash in the next twelve months. This balance represents an increase of $2.3 million over the balance at the end of our last fiscal year. In the third quarter the balance decreased by $2.8 million, primarily as a result of the lapsing of the statute of limitations in certain overseas jurisdictions. The increase from the last day of our last fiscal year is due to the recording of approximately $9.1 million related to new uncertain tax positions, partially offset by the settlement of previous positions and the lapsing of the statute of limitations for tax audits in certain overseas jurisdictions. As of February 28, 2009 the accrued interest and penalties related to uncertain tax positions was $2.1 million and zero, respectively, which have been recorded within the balance of unrecognized tax benefits.
During the three months ended August 31, 2008, we effectively settled the examination of a Hong Kong subsidiary’s returns for fiscal years 2000 to 2002, and during the current quarter, we effectively settled the examination of our Israel subsidiary’s returns for fiscal years 2004 to 2006. As a result of these settlements, we recognized previously unrecognized tax benefits of $1.4 million.
We estimate that the balance of unrecognized tax benefits will decrease by approximately $0.1 million over the next twelve months as a result of the expiration of various statutes of limitations.
We have now qualified under the new PRC tax law, effective January 1, 2009, as a new and high technology enterprise, which entitles us to a long-term tax rate of 15 percent in China. Under the previous tax law, we had qualified for tax concessions which entitled our China entity to a zero tax rate for 2004 and 2005, and a rate equal to half of our normal rate for 2006 to 2008. We expect our rate for calendar year 2008 and beyond will be 15%. The impact of the change in the tax rate in China to 15 percent resulted in a $12.1 million charge to our income tax provision for the quarter.
NOTE 7. COMPREHENSIVE (LOSS) INCOME
The components of comprehensive (loss) income, net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2009	2008	2009	2008
Net income (loss)	$1,867	$(7,840)	$94,574	$(62,118)
Other comprehensive income:
Net unrealized loss on investments	—	—	—	(210)
Change in accumulated translation adjustments	(2,307)	11,822	2,194	26,071

Total comprehensive (loss) income	$(440)	$3,982	$96,768	$(36,257)

NOTE 8. NET INCOME (LOSS) PER SHARE
The following represents a reconciliation from basic earnings (loss) per common share to diluted earnings (loss) per common share. Stock options and restricted stock (awards and units) of 29.0 million and 8.2 million, respectively, were outstanding at February 28, 2009, but were not included in the computation of diluted earnings (loss) per share because they were antidilutive. Stock options and restricted stock (awards and units) of 54.7 million and 3.0 million, respectively, were outstanding at February 28, 2008, but were not included in the computation of diluted earnings (loss) per share because they were antidilutive.

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
(in thousands except per share data)	2009	2008	2009	2008
Determination of shares:
Weighted average shares outstanding	384,679	400,142	393,868	398,724
Assumed conversion of dilutive stock options and restricted stock (awards and units)	1,698	—	1,364	—

Diluted weighted average shares outstanding	386,377	400,142	395,232	398,724

Basic earnings (loss) per share	$0.00	$(0.02)	$0.24	$(0.16)
Diluted earnings (loss) per share	$0.00	$(0.02)	$0.24	$(0.16)
NOTE 9. INVENTORIES
The components of inventories are as follows (in thousands):

	February 28,	May 31,
	2009	2008
Finished goods	$86,516	$62,055
Work-in-process	4,004	6,119
Raw materials	16,583	22,657

Total	$107,103	$90,831

NOTE 10. INTANGIBLE ASSETS, NET
Intangible assets consist of (in thousands, except for weighted average remaining life):

			February 28,				May 31,
			2009				2008
	Weighted				Weighted
	Average				Average
	Remaining				Remaining
	Amortization		Accumulated		Amortization		Accumulated
	Period	Gross	Amortization	Net	Period	Gross	Amortization	Net
Existing technology	3.0	$382,050	$(252,802)	$129,248	3.6	$380,254	$(198,682)	$181,572
Trademark	NA	55,502	—	55,502	NA	55,502	—	55,502
Huawei non-compete	0.0	33,016	(33,016)	—	0.5	33,650	(22,072)	11,578
OEM agreement	1.2	24,663	(14,166)	10,497	2.0	24,844	(7,947)	16,897
Maintenance agreements	2.0	19,000	(12,931)	6,069	2.7	19,000	(10,556)	8,444
Other	1.2	20,474	(17,952)	2,522	2.0	22,176	(17,784)	4,392

		$534,705	$(330,867)	$203,838		$535,426	$(257,041)	$278,385

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
The following table summarizes the activity in the allowance for estimated warranty costs for the nine months ended February 28, 2009 and 2008 (in thousands):

	Nine Months Ended
	February 28,
	2009	2008
Accrued warranty, beginning of period	$36,897	$40,596
Cost of warranty claims processed during the period	(23,613)	(31,040)
Provision for warranties related to products sold during the period	19,308	29,122

Accrued warranty, end of period	$32,592	$38,678

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
Interest on borrowings is payable semi-annually on March 28 and September 28, and commenced on September 28, 2007. Interest is accrued at the six month LIBOR rate, plus an applicable margin. The applicable LIBOR rate at February 28, 2009 was 3.70% and, based on the credit spread mandated by the Credit Agreement, the effective interest rate for Tranche A is 5.20% while the effective interest rate for Tranche B is 6.70%. On March 30, 2009, the six month LIBOR rate reset and the new effective rates are 3.29% and 4.79% on Tranches A and B, respectively.
The Borrower’s principal asset is 100 percent of the shares of H3C Technologies Co., Limited. Covenants and other restrictions under the Credit Agreement apply to the H3C Group. Required payments under the loan are generally expected to be serviced by cash flows from the H3C Group, while the loan is secured by assets at the H3C level.
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

The Borrower must maintain a minimum debt service coverage, minimum interest coverage, maximum capital expenditures and a maximum total leverage ratio. Negative covenants restrict, among other things, (i) the incurrence of indebtedness by the Borrower and its subsidiaries, (ii) the making of dividends and distributions to the Company outside of the H3C Group, (iii) the ability to make investments including in new subsidiaries, (iv) the ability to undertake mergers and acquisitions and (v) sales of assets. As of February 28, 2009, the H3C Group’s net assets were $836.9 million and are subject to these dividend restrictions. Also, cash dividends from the PRC subsidiaries to H3C, and H3C to the Borrower, will be subject to restricted use pending payment of principal, interest and excess cash flow prepayments. Standard events of default apply.
Remaining payments of the $213 million principal are due as follows on September 28, of each year as follows, (in thousands):

Calendar year	3Com fiscal year	Tranche A	Tranche B
2009	2010	$46,000	$2,000
2010	2011	46,000	2,000
2011	2012	—	20,000
2012	2013	—	97,000
Accrued interest at February 27, 2009 related to the long-term debt was $3.5 million and was paid on March 30, 2009.
As of February 27, 2009, we were in compliance with all of our debt covenants.
On March 30, 2009, the Company made a voluntary prepayment of $13.0 million of principal, for which the Company did not incur a penalty. The prepayment was applied to reduce our fiscal year 2013 Tranche B principal balance. This prepayment constitutes the entire estimated amount we believe we will be required to pay in September 2009 as part of the mandatory excess cash flow prepayment. The prepayment amount was classified as current debt in the consolidated balance sheet as of February 28, 2009.
NOTE 13. SEGMENT INFORMATION
In the prior fiscal year we reported H3C, Data and Voice Business Unit (“DVBU”), TippingPoint Security business (“TippingPoint”) and Corporate as segments. In the first quarter of fiscal 2009, we realigned the manner in which we manage our business and internal reporting, and based on the information provided to our chief operating decision-maker (CODM) for purposes of making decisions about allocating resources and assessing performance, we have two primary businesses, our Networking business and TippingPoint Security business. Accordingly, our previously reported segment information has been restated to reflect our new operating and reporting structure. Our Networking business consists of the following sales regions as operating segments: China-based, Asia Pacific Region excluding China-based sales region (APR), Europe Middle East and Africa (EMEA), Latin America (LAT), and North America (NA) regions. The APR, EMEA, LAT and NA operating segments have been aggregated given their similar economic characteristics, products, customers and processes, and have been consolidated as one reportable segment, “Rest of World”. The China-based sales region does not meet the aggregation criteria at this time.
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

Summarized financial information of our results of operations by segment for the three and nine months ended February 28, 2009 and 2008 is as follows.

	Three Months Ended February 28, 2009
	Networking Business			TippingPoint
		Rest of		Security
		World		Business
	China-based	Sales	Central	Tipping	Eliminations/
(in thousands)	Sales Region	Region	Functions	Point	Other		Total
Sales	$190,385	$102,836	$—	$33,284	$(1,798	) a	$324,707
Gross profit	128,160	61,365	(25,326)	22,226	(596	) b	185,829
Direct sales & marketing expenses	36,581	23,360	—	10,282	1,371	b	71,594

Segment contribution profit (loss)	91,579	38,005	(25,326)	11,944	(1,967)		114,235

Other operating expenses	—	—	68,394	11,129	33,212	c	112,735

Segment income	$—	$—	$—	$815	$—

Operating income							$1,500

	Three Months Ended February 28, 2008
	Networking Business			TippingPoint
		Rest of		Security
		World		Business
	China-based	Sales	Central	Tipping	Eliminations/
	Sales Region	Region	Functions	Point	Other		Total
Sales	$179,668	$134,531	$—	$23,639	$(1,448	) a	$336,390
Gross profit	114,600	77,523	(28,474)	16,578	(553	) b	179,674
Direct sales & marketing expenses	33,001	25,151	—	8,827	1,753	b	68,732

Segment contribution profit (loss)	81,599	52,372	(28,474)	7,751	(2,306)		110,942

Other operating expenses	—	—	75,701	8,510	32,797	c	117,008

Segment profit	$—	$—	$—	$(759)	$—

Operating loss							$(6,066)

	Nine Months Ended February 28, 2009
	Networking Business			TippingPoint
		Rest of		Security
		World		Business
	China-based	Sales	Central	Tipping	Eliminations/
(in thousands)	Sales Region	Region	Functions	Point	Other		Total
Sales	$565,597	$368,838	$—	$92,499	$(5,015	) a	$1,021,919
Gross profit	375,588	215,479	(76,707)	62,804	(1,916	) b	575,248
Direct sales & marketing expenses	106,194	77,254	—	30,873	4,742	b	219,063

Segment contribution profit (loss)	269,394	138,225	(76,707)	31,931	(6,658)		356,185

Other operating expenses	—	—	219,593	31,181	26,126	c	276,900

Segment profit	$—	$—	$—	$750	$—

Operating income							$79,285

	Nine Months Ended February 28, 2008
	Networking Business			TippingPoint
		Rest of		Security
		World		Business
	China-based	Sales	Central	Tipping	Eliminations/
	Sales Region	Region	Functions	Point	Other		Total
Sales	$490,120	$411,035	$—	$74,892	$(2,422	) a	$973,625
Gross profit	304,784	228,277	(90,492)	50,740	(12,579	) b	480,730
Direct sales & marketing expenses	89,496	71,782	—	27,676	4,146	b	193,100

Segment contribution profit (loss)	215,288	156,495	(90,492)	23,064	(16,725)		287,630

Other operating expenses	—	—	234,080	23,830	102,804	c	360,714

Segment loss	$—	$—	$—	$(766)	$—

Operating loss							$(73,084)

a –	Represents eliminations for inter-company revenue between Networking and TippingPoint during the respective periods.

b –	Includes stock based compensation in all periods and purchase accounting inventory related adjustments in the nine months ended February 28, 2008.

c –	Includes stock based compensation, amortization, and restructuring in all periods plus Realtek patent dispute resolution in the nine months ended February 28, 2009 and acquisition related expenses in the nine months ended February 28, 2008.
As of February 28, 2009 assets of our TippingPoint segment were $229.0 million. We do not allocate assets between our China-based sales region, our Rest of World sales region and our Central Functions. Assets associated with this group in the aggregate are $1,572.7 million as of February 28, 2009. As of February 28, 2009 goodwill related to our TippingPoint segment and China-based sales region were $153.4 million and $455.9 million, respectively.

Certain product groups accounted for a significant portion of our sales. Security product sales include both sales of security products in our Networking and TippingPoint Security businesses. Sales from these product groups as a percentage of total sales for the respective periods are as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	February 28,				February 28,
	2009		2008		2009		2008
Networking equipment	$259,045	80%	$280,529	83%	$830,405	82%	$799,258	82%
Security	43,553	13%	30,459	9%	122,682	12%	97,004	10%
Services	11,892	4%	10,309	3%	34,583	3%	29,292	3%
Voice	10,217	3%	15,093	5%	34,249	3%	48,071	5%

Total	$324,707		$336,390		$1,021,919		$973,625

NOTE 14. GEOGRAPHIC INFORMATION
Sales by geographic region are as follows (in thousands):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2009	2008	2009	2008
China	$183,758	$169,864	$544,136	$459,725
Europe, Middle East, and Africa	52,982	75,368	181,348	218,239
North America	43,300	42,871	144,461	155,478
Asia Pacific (except China)	23,850	27,059	81,147	76,306
Latin and South America	20,817	21,228	70,827	63,877

Total	$324,707	$336,390	$1,021,919	$973,625

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
On December 5, 2001, TippingPoint and two of its current and former officers and directors, as well as the managing underwriters in TippingPoint’s initial public offering, were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit, which is part of a consolidated action that includes over 300 similar actions, is captioned In re Initial Public Offering Securities Litigation, Brian Levey vs. TippingPoint Technologies, Inc., et al. (Civil Action Number 01-CV-10976). The principal allegation in the lawsuit is that the defendants participated in a scheme to manipulate the initial public offering and subsequent market price of TippingPoint’s stock (and the stock of other public companies) by knowingly assisting the underwriters’ requirement that certain of their customers had to purchase stock in a specific initial public offering as a condition to being allocated shares in the initial public offerings of other companies. In relation to TippingPoint, the purported plaintiff class for the lawsuit is comprised of all persons who purchased TippingPoint stock from March 17, 2000 through December 6, 2000. The suit seeks rescission of the purchase prices paid by purchasers of shares of TippingPoint common stock. On September 10, 2002, TippingPoint’s counsel and counsel for the plaintiffs entered into an agreement pursuant to which the plaintiffs dismissed, without prejudice, TippingPoint’s former and current officers and directors from the lawsuit. In March 2009, TippingPoint signed a settlement agreement with the plaintiffs. On April 2, 2009, all the parties to the lawsuit (including all plaintiffs, issuers and underwriters) filed settlement documents with the District Court. The settlement, if approved by the District Court, will fully dispose of all claims at issue in this lawsuit.

Any direct financial impact of the settlement is expected to be borne by TippingPoint’s insurers. The settlement remains subject to numerous conditions, including preliminary and final approval by the District Court. If the settlement does not occur for any reason and the litigation against TippingPoint continues, we intend to defend this action vigorously, but cannot make any predictions about the outcome. To the extent necessary, we will seek indemnification and/or contribution from the underwriters in TippingPoint’s initial public offering pursuant to its underwriting agreement with the underwriters. However, there can be no assurance that indemnification or contribution will be available to TippingPoint or enforceable against the underwriters.
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
During the second quarter of fiscal 2009 the Company repurchased approximately $50.0 million of common stock under the authorized stock repurchase program. We purchased approximately 21.3 million shares at an average price of $2.35 per share, including commission costs of $0.03 per share. The repurchased shares have been retired and have been recorded as a reduction of common stock within stockholders’ equity at February 28, 2009. We made no repurchases under this program in the third quarter of fiscal 2009. We currently have suspended further purchases of stock under this plan, although we are authorized to repurchase the remaining $50 million of common stock under the authorized stock program and may do so at any time without prior notice.

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
We have undergone significant change in recent years, including:
▪	Significant changes to our executive leadership;

▪	The formation and subsequent 100 percent acquisition of our China-based subsidiary, H3C;

▪	Financing a portion of the purchase price for our acquisition of H3C by entering into a $430 million senior secured credit agreement;

▪	Restructuring activities, which included outsourcing of information technology, certain manufacturing activities in our Networking business, significant headcount reductions in other functions, and selling excess facilities;

▪	Integration activities following our H3C acquisition, including in our research and development and supply chain organizations and integrating our TippingPoint segment; and

▪	Changing our reporting segments to align with the way we manage our business.
Our products and services can generally be classified in the following categories:
▪	Networking;

▪	Security;

▪	Voice; and

▪	Services.
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
Business Environment and Future Trends
We operate today in a rapidly changing business environment due to the severe credit and adverse market conditions in many of the world’s economies. The current global financial crisis has led to significant business slowdowns around the world. It is therefore increasingly difficult to predict future business conditions in the market for enterprise networking equipment. Our business is highly dependent on the Chinese economy, which has experienced strong growth in recent years. While we believe that China may be less affected than other regions by the global economic slowdown, it is now experiencing the effects of the downturn and our growth has slowed in China. While we believe our China business has been resilient in this market environment, it is difficult to predict the extent of the slowdown on our China business at this time. During our fourth quarter, which is our China business’ calendar first quarter, our China-based business as well as many of its customers shutdown for two weeks for the Chinese New Year. For our operations outside of China, which we call “Rest of World,” we expect the challenging business environment to continue in the foreseeable future. In Rest of World, we are experiencing reduced demand for our products, delayed or cancelled purchases and longer sales cycles. Our Rest of World operations have been adversely impacted by the global economic crisis.

Our strategy to address these adverse business conditions is to market our solutions as providing exceptional quality for a good value and to remain competitive in the enterprise market. At the same time, we recognize that global spending on networking products and solutions is likely to continue to be under significant pressure for the foreseeable future.
Networking industry analysts and participants differ widely in their assessments concerning the prospects for mid to long-term industry growth, especially in light of the current weakness in many of the major global economies. Industry factors and trends also present significant challenges in the medium-term. Such factors and trends include intense competition in the market for higher end, enterprise core routing and switching products and aggressive product pricing by competitors targeted at gaining share in the small to medium-sized business market.
We believe that long-term success in this environment requires us to (1) be a global technology leader, (2) increase our revenue and take market share from competitors outside of China, (3) increase and sustain our profitability and (4) increase our generation of cash from operations.
Technology Strategy
We believe our principal research and development base in China provides a strong foundation for our global product development. Our strategy involves continuing our tradition of innovation, using China as a home market to introduce new products in the networking equipment industry and related markets and providing leading solutions for global markets.
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
We hope to achieve our goal of revenue growth by executing on three region-centric growth strategies as follows:
•	China - In China, we have been successful in direct-touch sales to enterprise and government customers, and selling our offerings to the carrier market through our Huawei OEM relationship. We do, however, expect declining sales to Huawei. To maintain a leadership position in China, we intend to increase our focus on direct-touch sales as well as pursue other channels into the carrier market. We believe that growing market share in China will be more challenging than in the past given that we already have a significant enterprise networking market share in China. We also intend to continue to introduce innovative new product offerings in the China market, such as IP video surveillance and IP storage, which may offer additional growth opportunities.
Our strategy involves leveraging our significant China-based engineering team and strong brand of networking solutions designed for enterprise and government accounts into greater success in markets outside of China, as further described below.
•	Emerging markets outside of China - We expect to target growth opportunities outside of China in other developing markets. We believe that our successful penetration of the Chinese market has positioned us to grow sales in developing markets generally.
•	Developed global markets - Our ability to achieve our goal of sales growth in developed markets depends to a substantial degree on our ability to take market share from our competitors. Our strategy is to focus on larger enterprise and government accounts and to implement this strategy we intend to increase go to market resources to address this opportunity. Our initiatives include increasing enterprise sales by offering these customers our comprehensive end to end solutions and highlighting our products’ price to performance value proposition and energy efficiency. As discussed earlier, the results of these efforts have been hampered by the global economic slowdown.

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
For our TippingPoint business we plan to focus on growing its top line and improving operational efficiency and segment profitability. We plan to achieve operational efficiency by integrating supply chain and finance activities, among others. We also plan to leverage our existing sales channels and global footprint to more effectively sell TippingPoint products and services.
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
Summary of Three Months Ended February 28, 2009 Financial Performance
▪	Our sales in the three months ended February 28, 2009 were $324.7 million, compared to sales of $336.4 million in the three months ended February 28, 2008, a decrease of $11.7 million, or 3.5 percent.

▪	Our gross margin improved to 57.2 percent in the three months ended February 28, 2009 from 53.4 percent in the three months ended February 28, 2008.

▪	Our operating expenses (income) in the three months ended February 28, 2009 were $184.3 million, compared to $185.7 million in the three months ended February 28, 2008, a net decrease of $1.4 million, or 0.8 percent.

▪	Our net income in the three months ended February 28, 2009 was $1.9 million, compared to a net loss of $7.8 million in the three months ended February 28, 2008.

▪	Our balance sheet contains cash and equivalents of $560.0 million as of February 28, 2009, compared to cash and equivalents of $503.6 million at the end of fiscal 2008. The balance sheet also includes debt of $213 million with $61 million classified as a current liability as of February 28, 2009 compared with debt of $301 million with $48 million classified as a current liability at the end of fiscal 2008.

Summary of Nine Months Ended February 28, 2009 Financial Performance
▪	Our sales in the nine months ended February 28, 2009 were $1,021.9 million, compared to sales of $973.6 million in the nine months ended February 28, 2008, an increase of $48.3 million, or 5.0 percent.

▪	Our gross margin improved to 56.3 percent in the nine months ended February 28, 2009 from 49.4 percent in the nine months ended February 28, 2008.

▪	Our operating expenses (income) in the nine months ended February 28, 2009 were $496.0 million, compared to $553.8 million in the nine months ended February 28, 2008, a net decrease of $57.8 million, or 10.4 percent. Included in operating expenses (income) for the nine months ended February 28, 2009 is $70.0 million of income related to the Realtek patent dispute resolution.

▪	Our net income in the nine months ended February 28, 2009 was $94.6 million, compared to a net loss of $62.1 million in the nine months ended February 28, 2008. Included in net income for the nine months ended February 28, 2009 is $70.0 million of income related to the Realtek patent dispute resolution.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are described in Annual Report on Form 10-K for the fiscal year ended May 31, 2008. There have been no significant changes to these policies during the nine months ended February 28, 2009. These policies continue to be those that we feel are most important to a reader’s ability to understand our financial results.
RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED FEBRUARY 28, 2009 AND 2008
The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2009	2008	2009	2008
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	42.8	46.6	43.7	50.6

Gross profit margin	57.2	53.4	56.3	49.4
Operating expenses (income):
Sales and marketing	25.9	24.5	25.3	24.5
Research and development	13.5	15.0	13.4	15.9
General and administrative	9.4	7.8	8.7	8.1
Amortization	7.1	7.7	7.2	8.0
Realtek patent resolution	—	—	(6.8)	—
Restructuring charges	0.8	0.2	0.7	0.4

Operating expenses, net	56.7	55.2	48.5	56.9

Operating income (loss)	0.5	(1.8)	7.8	(7.5)
Interest expense, net	(1.0)	(0.9)	(0.5)	(1.1)
Other income, net	5.1	3.2	4.4	3.4

Income (loss) before income taxes	4.6	0.5	11.7	(5.2)
Income tax provision	(4.0)	(2.8)	(2.4)	(1.2)

Net income (loss)	0.6%	(2.3)%	9.3%	(6.4)%

Sales
Consolidated sales for the three and nine months ended February 28, 2009 and 2008 by segment were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2009	2008	2009	2008
China-based sales region	$190.4	$179.7	$565.6	$490.1
Rest of World sales region	102.8	134.5	368.8	411.0
TippingPoint security business	33.3	23.6	92.5	74.9
Eliminations and other	(1.8)	(1.4)	(5.0)	(2.4)

Consolidated sales	$324.7	$336.4	$1,021.9	$973.6

Sales in our China-based sales region increased $10.7 million or 6.0 percent, in the three months ended February 28, 2009 and increased $75.5 million, or 15.4 percent in the nine months ended February 28, 2009 compared to the same periods in the previous fiscal year. The increase in sales in the three months ended February 28, 2009 is attributable to appreciation of $14.4 million on the Renminbi as well as increased direct-touch sales of $9.6 million in China, partially offset by decreased sales of $10.1 million to Huawei and decreased sales of $3.5 million in Hong Kong and Japan. The increase in the nine months ended February 28, 2009 is primarily attributable to appreciation of $46.2 million on the Renminbi as well as increased direct-touch sales of $29.3 million and increased sales to Huawei of $6.7 million, partially offset by decreased sales of $6.6 million in Hong Kong and Japan.
Sales in our Rest of World sales region decreased $31.7 million or 23.6 percent, in the three months ended February 28, 2009 and decreased $42.2 million, or 10.3 percent in the nine months ended February 28, 2008 compared to the same periods in the previous fiscal year. The decrease in sales in the three months ended February 28, 2009 is primarily attributable to decreased sales in all regions due primarily to decreased volume as we are experiencing longer sales cycles, delayed or cancelled purchases and reduced incoming orders because of the global economic downturn. We also believe that our SMB business has been impacted more significantly than our larger enterprise business. The decrease in sales in the nine months ended February 28, 2009 is primarily attributable to decreased sales in our SMB business in North America and Europe. These decreases were partially offset by increased sales in our LAT and APR regions where our sales to larger enterprise and government accounts accounted for increased sales compared to prior periods, primarily during the first two quarters of fiscal 2009.
Sales in our TippingPoint security business increased $9.7 million, or 40.8 percent, in the three months ended February 28, 2009 and increased $17.6 million, or 23.5 percent in the nine months ended February 28, 2009 compared to the same periods in the previous fiscal year. The increase in sales in the three months ended February 28, 2009 is primarily attributable to increased software sales of $6.5 million and increased maintenance revenue of $3.0 million due to an increased number of maintenance contracts. Sales for the three months ended February 28, 2008 included a $3.2 million revenue adjustment primarily associated with the deferral of certain Federal Government sales. We are seeing continued interest in security products and services even in the economic downturn. The increase in sales in the nine months ended February 28, 2009 is primarily related to increased maintenance revenue of $9.2 million due to increased maintenance contracts as well as $8.4 million increased software sales due primarily to large account sales. Sales in the nine months ended February 28, 2008 included a $3.2 million revenue adjustment primarily associated with the deferral of certain Federal Government sales.
Eliminations and other increased by $0.4 million in the three months ended February 28, 2009 and increased $2.6 million in the nine months ended February 28, 2009 compared to the same period in the previous fiscal year. This increase in both periods is primarily due to increased sales from our TippingPoint segment to our Rest of World sales region.
Consolidated revenues decreased by $11.7 million or 3.5 percent, in the three months ended February 28, 2009 but increased by $48.3 million, or 5.0 percent, in the nine months ended February 28, 2009 compared to the same period in the previous fiscal year.

Sales by major product categories are as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	February 28,				February 28,
	2009		2008		2009		2008
Networking	$259.0	80%	$280.5	83%	$830.4	82%	$799.3	82%
Security	43.6	13%	30.5	9%	122.7	12%	97.0	10%
Services	11.9	4%	10.3	3%	34.6	3%	29.3	3%
Voice	10.2	3%	15.1	5%	34.2	3%	48.0	5%

Total	$324.7	100%	$336.4	100%	$1,021.9	100%	$973.6	100%

Networking revenue includes sales of our Layer 2 and Layer 3 stackable 10/100/1000 managed switching lines, our modular switching lines, routers, IP storage and our small to medium-sized enterprise market products. Sales of our networking products decreased $21.5 million or 7.7 percent in the three months ended February 28, 2009 and increased $31.1 million or 3.9 percent in the nine months ended February 28, 2009 compared to the same period in the previous fiscal year. The decrease in the three months ended February 28, 2009 is primarily related to decreased sales in our Rest of World segment, partially offset by an increase in China, primarily due to appreciation of the Renminbi. Decreased sales in our Rest of World segment related primarily to decreased sales in our EMEA, North America and APR regions, sales in these regions decreased $21.6 million, $4.1 million and $3.3 million, respectively. The primary reasons for the decreased sales in these regions related primarily to decreased volume due to longer sales cycles, delayed or cancelled purchases and reduced incoming orders due to the global economic downturn. The increase in the nine months ended February 28, 2009 is primarily attributable to appreciation of the Renminbi, and to a lesser extent, increased direct-touch sales in China, partially offset by decreased sales in Western Europe and North America due to longer sales cycles, delayed or cancelled purchases and reduced incoming orders due to adverse business conditions relating to the global economic downturn.
Security revenue includes our TippingPoint™ products and services, as well as other security products, such as our embedded firewall, or EFW and virtual private network, or VPN, products. Sales of our security products increased $13.1 million or 43.0 percent in the three months ended February 28, 2009 and $25.7 million, or 26.5 percent for the nine months ended February 28, 2009 compared to the same period in the previous fiscal year. The increase in sales in the three months ended February 28, 2009 is primarily attributable to increased TippingPoint software sales of $6.5 million and increased maintenance revenue of $3.0 million due to an increased number of maintenance contracts. Sales for the three months ended February 28, 2008 included a $3.2 million revenue adjustment primarily associated with the deferral of certain Federal Government sales. Also contributing to the increase was $3.4 million of increased China-bases security sales. The increase in sales in the nine months ended February 28, 2009 is primarily related to increased maintenance revenue of $9.2 million due to increased maintenance contracts as well as $8.4 million increased hardware sales due primarily to large account sales, as well as increased in sales of security products in our China-based sales region. Sales for the three months ended February 28, 2008 included a $3.2 million revenue adjustment primarily associated with the deferral of certain Federal Government sales.
Services revenue includes professional services and maintenance contracts, excluding TippingPoint maintenance which is included in security revenue. Services revenue increased $1.6 million or 15.4 percent in the three months ended February 28, 2009 and $5.3 million, or 18.1 percent, in the nine months ended February 28, 2009 compared to the same periods in the previous fiscal year. The increase in the three and nine months ended February 28, 2009 was driven primarily by increased service sales tied to growth in our China-based sales region of our networking business.
Voice revenue includes our VCX™ and NBX® voice-over-internet protocol, or VoIP, product lines, as well as voice gateway offerings. Sales of our Voice products decreased $4.9 million or 32.3 percent in the three months ended February 28, 2009 and $13.8 million, or 28.8 percent, in the nine months ended February 28, 2009 compared to the same periods in the previous fiscal year. The decrease in the three months ended February 28, 2009 is primarily due to decreased sales in all five of our regions. The most significant decreases occurred in our China, EMEA and North America regions. The primary reasons for the decrease in these regions relate to longer sales cycles, delayed or cancelled purchases and reduced incoming orders due to adverse business conditions relating to the global economic downturn. The decrease in the nine months ended February 28, 2009 is primarily related to decreased sales in our North America region and to a lesser extend decreased sales in our EMEA region.

Gross Margin
Gross margin for the three and nine months ended February 28, 2009 and 2008 by segment was as follows:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2009	2008	2009	2008
Networking business	55.8%	51.9%	54.9%	47.7%
TippingPoint security business	66.6%	69.9%	67.7%	67.7%
Consolidated gross margin	57.2%	53.4%	56.3%	49.4%
Gross margin in our Networking business improved 3.9 points to 55.8 percent in the three months ended February 28, 2009 from 51.9 percent, and 7.2 points to 54.9 percent in the nine months ended February 28, 2009 from 47.7 percent in the same periods in the previous fiscal year. The improvement in gross profit margin for the three and nine months ended February 28, 2009 is attributable to a change in product mix primarily in all regions to more profitable enterprise related business as well as to reduced costs. The reduced costs primarily relate to a change in our customer service delivery model. During the year we changed from an outsourced service provider in the year ago period to a more cost effective hybrid model involving the use of both outsourced and in-house resources.
Gross margin in our TippingPoint security business decreased 3.3 points to 66.6 percent in the three months ended February 28, 2009 from 69.9 percent in the same period of the previous fiscal year. In the nine months ended February 28, 2009 gross margin remained flat at 67.7 percent from the same period of the previous fiscal year. The decline in the three months ended February 28, 2009 is explained primarily by increased inventory related reserves recorded on older products during the period due to product transitions.
Gross margin on a consolidated basis increased 3.8 points to 57.2 percent in the three months ended February 28, 2009 from 53.4 percent, and 6.9 percent to 57.2 percent in the nine months ended February 28, 2009 from 49.4 percent in the same period in the previous fiscal year. This increase in the three and nine months ended February 28, 2009 is due principally to the items discussed above, as well as the absence of purchase accounting related adjustments in the current period that were present in the same period of the previous fiscal year.
Operating Expenses (Income)

	Three Months Ended				Nine Months Ended
	February 28,		Change		February 28,		Change
(dollars in millions)	2009	2008	$	%	2009	2008	$	%
Sales and marketing	$84.2	$82.4	$1.8	2%	$259.1	$237.6	$21.5	9%
Research and development	43.7	50.5	(6.8)	(13)%	137.3	155.0	(17.7)	(11)%
General and administrative	30.4	26.3	4.1	16%	88.8	78.8	10.0	13%
Amortization	23.1	25.8	(2.7)	(10)%	73.4	78.1	(4.7)	(6)%
Patent dispute resolution	—	—	—	*	(70.0)	—	(70.0)	*
Restructuring	2.9	0.7	2.2	314%	7.4	4.3	3.1	71%

Total	$184.3	$185.7	$(1.4)	(1)%	$496.0	$553.8	$(57.8)	(10)%

*	- percentage calculation not meaningful.
Sales and Marketing. The most significant factors in the increase in the three months ended February 28, 2009 compared to the same period in fiscal 2008 was the increased investment in our direct-touch sales force in our China-based sales region, partially offset by cost saving initiatives in our North America region. The most significant factors in the increase in the nine months ended February 28, 2009 compared to the same period in fiscal 2008 were the increased investment in our direct-touch sales force in our China-based sales region and in our EMEA region as well as increased compensation expense.

Research and Development. The most significant factor contributing to the decrease in the three and nine months ended February 28, 2009 compared to the same periods in fiscal 2008 was continued savings from integration of research and development in all regions in our Networking business. The majority of the decrease resulted from the migration of the Company’s research and development functions to China, specifically a decrease in headcount of 124 employees from the third quarter of fiscal 2008 to the third quarter of fiscal 2009 as the Company eliminated duplicate testing activities, resulting in most of the decreased expense.
General and Administrative. The most significant factors in the increase in the three months ended February 28, 2009 compared to the same period in fiscal 2008 were increased accruals in connection with litigation matters of $2.4 million, increased accounts receivable reserves due to the weakening economy of $2.4 million and an impairment charge related to the value of our Hemel land of $1.2 million. These increases were partially offset by of the absence in the current period of acquisition related costs from the terminated acquisition by affiliates of Bain Capital Partners compared to the same period of the prior fiscal year. The most significant factors in the increase in the nine months ended February 28, 2009 compared to the same periods in fiscal 2008 were increased compensation expense, increased accruals connection with litigation matters, increased depreciation expense and an impairment charge related to the value of our Hemel land. These increases were partially offset by the absence of acquisition related costs from the terminated acquisition by affiliates of Bain Capital Partners in the current period compared to the same period of the prior fiscal year.
Amortization. Amortization decreased $2.7 million and $4.8 million in the three and nine months ended February 27, 2009, respectively, when compared to the same periods in the previous fiscal year. The decrease in the three and nine months ended February 28, 2009 is primarily due to decreased amortization expense due to one of our intangible assets becoming fully depreciated in the fourth quarter of fiscal 2008 and our Huawei non-compete agreement becoming fully amortized at the end of our second quarter of fiscal 2009 partially offset by currency translation adjustments due to the strengthening of the Renminbi recorded in the current period.
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
Restructuring Charges
Net restructuring charges in the three months ended February 28, 2009 consisted of $2.9 million for severance and outplacement costs. Net restructuring charges in the nine months ended February 28, 2009 consisted of $6.0 million for severance and outplacement costs and $1.4 million for facilities-related charges.
Net restructuring charges in the three months ended February 28, 2008 resulted from severance, outplacement and other costs of $0.8 million and a $0.1 million benefit for facilities-related charges. Net restructuring charges in the nine months ended February 28, 2008 resulted from severance, outplacement and other costs of $4.1 million and $1.2 million for facilities-related charges.
See Note 5 to Condensed Consolidated Financial Statements for a more detailed discussion of restructuring charges.
Interest Expense, Net
In the three and nine months ended February 28, 2009, the Company incurred $3.3 million and $5.1 million, respectively, in net interest expense, versus net interest expense of $2.9 million and $10.4 million in same periods of the prior fiscal year. The increase in the three months ended February 28, 2009 was primarily related to decreased interest income earned due to decreased rates and balances associated with our notes receivable in China. This increase is mostly offset by decreased interest expense due to the decreased principal balance of our long term debt due to scheduled and voluntary payments of principal, coupled with a lower LIBOR rate on the loan. The decrease in the nine months ended February 28, 2009 in interest expense was primarily due to the decreased principal balance of our long term debt due to scheduled and voluntary payments of principal, coupled with a lower LIBOR rate on the loan, as well as increased interest income earned on an increased average balance of cash and notes receivable during most of the period.

Other Income, Net
Other income, net was $16.5 million in the three months ended February 28, 2009, an increase of $5.9 million compared to the three months ended February 28, 2008. Other income, net was $45.3 million in the nine months ended February 28, 2009, an increase of $12.0 million compared to the nine months ended February 28, 2008. The increase in the three and nine months ended February 28, 2009 was primarily due to an increase in an operating subsidy under a program run by the Chinese tax authorities in the form of a partial refund of VAT taxes collected by our H3C legal entity from purchasers of software products due to increased sales. This increase was also driven by net foreign currency gains in the current period. The VAT payments are taken into income on a cash basis when actually received. The timing of the receipt of VAT refunds, and the continuation of the program, are subject to the discretion of the Chinese VAT authorities.
Income Tax Provision
Our income tax provision was $12.8 million for the three months ended February 28, 2009, an increase of $3.3 million when compared to the corresponding period in the previous fiscal year. $12.1 million of the tax provision for the current quarter relates to a change in the applicable tax rate in China. We have now qualified under the new PRC tax law, effective January 1, 2008, as a new and high technology enterprise, which entitles us to a long-term tax rate of 15% in China. Under the previous tax law, we had qualified for tax concessions which entitled our China entity to a zero tax rate for 2004 and 2005, and a rate equal to half of our normal rate for 2006 to 2008. We expect that our long-term rate will be 15%. However, calendar year 2008 is the final year of our tax concessions under the old law and the first year of our 15% reduced rate under the new law. There is currently some uncertainty as to whether we can continue to enjoy the benefit of the final year of our concessions at the same time as the reduced rate under the new law. The final determination of our 2008 statutory income tax rate in China is subject to approval by the local tax office and we expect them to consider the complex rules concerning existing concessions under the transition rules, as well as guidance from the PRC State Tax Administration, in granting this approval. Until this uncertainty is clarified, accounting rules require us to provide for income tax for 2008 at the full 15% rate. The remainder of the income tax provision for the current quarter was the result of providing for taxes in certain foreign jurisdictions at various statutory rates. In the corresponding period in the previous fiscal year, $6.1 million of the total income tax provision was as a result of revaluing our China-related deferred tax assets and liabilities to reflect a change in the Chinese tax regulations. The remainder of the income tax provision for the corresponding quarter was the result of providing for taxes in certain foreign jurisdictions at various statutory rates.
Our income tax provision was $24.9 million for the nine months ended February 28, 2009, an increase of $12.9 million when compared to the corresponding period in the previous fiscal year. This represents an effective rate for the fiscal year to date of 20.8%. In the corresponding period in the previous fiscal year there was no effective rate as a result of overall operating losses. The income tax provision for the nine months ended February 28, 2009 was adversely affected by the Chinese tax rate issue discussed above. The remainder of the income tax provision for that period was the result of providing for taxes in certain foreign jurisdictions at various statutory rates. The income tax provision for the corresponding period was adversely affected by the Chinese tax rate issue discussed above. In addition, in the corresponding period we had a favorable final resolution on an insurance settlement that resulted in a release of $1.6 million of tax provisions as well as a discrete benefit of $0.5 million related to refunds of state taxes for prior periods. The remainder of the income tax provision for the corresponding period was the result of providing for taxes in certain foreign jurisdictions at various statutory rates.
Net Income (Loss)
Our net income in the three months ended February 28, 2009 was $1.9 million, a $9.7 million improvement from a net loss of $7.8 million in the previous fiscal period. The improvement was primarily driven by increased sales in China, primarily due to appreciation of the Renminbi, higher margins in China, decreased cost of sales due to integration efforts and a change from an outsourced service provider in the year ago period to a hybrid of outsourced and in-house performance of services to our customers as well as decreased research and development costs due to integration, partially offset by increased general and administrative and sales and marketing expenses. Our net income in the nine months ended February 28, 2009 was $94.6 million, a $156.7 million improvement from a net loss of $62.1 million in the same period in the previous fiscal year. The improvement was primarily driven by our Realtek patent dispute resolution of $70.0 million, as well as increased sales and decreased cost of sales due to integration efforts and a change from an outsourced service provider in the year ago period to a hybrid of outsourced and in-house performance of services to our customers, partially offset by increased sales and marketing expenses.

Segment Analysis (tables in thousands)
The results of our regional Networking segments, Central Functions, and our TippingPoint Security business as our CODM reviews their profitability are presented below.
China-based sales region:

	Three months ended		Nine months ended
	February 28,		February 28,
	2009	2008	2009	2008
Sales	$190,385	$179,668	$565,597	$490,120
Gross profit (a)	128,160	114,600	375,588	304,784
Direct sales and marketing expenses	36,581	33,001	106,194	89,496

Segment contribution profit	$91,579	$81,599	$269,394	$215,288
Segment contribution profit in the three months ended February 28, 2009 increased $10.0 million to $91.6 million when compared to the same period of the prior fiscal year. Segment contribution profit in the nine months ended February 28, 2009 increased $54.1 million to $269.4 million when compared to the same period of the prior fiscal year. Segment contribution profit is standard profit less segment direct sales and marketing expenses. The increase in the three and nine months ended February 28, 2009 was primarily driven by increased sales and gross profit, partially offset by increased direct sales and marketing expenses due to increased investment in our direct-touch sales force.

a – Gross profit is defined for this region as standard margin, which is sales less standard cost of sales.
Rest of World sales region:

	Three months ended		Nine months ended
	February 28,		February 28,
	2009	2008	2009	2008
Sales	$102,836	$134,531	$368,838	$411,035
Gross profit (a)	61,365	77,523	215,479	228,277
Direct sales and marketing expenses	23,360	25,151	77,254	71,782

Segment contribution profit	$38,005	$52,372	$138,225	$156,495
Segment contribution profit in the three months ended February 28, 2009 decreased $14.4 million to $38.0 million when compared to the same period of the prior fiscal year. Segment contribution profit in the nine months ended February 28, 2009 decreased $18.3 million to $138.2 million when compared to the same period of the prior fiscal year. Segment contribution profit is standard profit less segment direct sales and marketing expenses. The decrease in the three months ended February 28, 2009 primarily relates to decreased sales in all regions due to the weakening of the global economy, partially offset by decreased sales and marketing expenses due to cost saving initiatives in our North America region. The decrease in the nine months ended February 28, 2009 primarily relates to decreased sales in our EMEA and North America regions due to the weakening of the global economy as well as increased direct sales and marketing expenses in our EMEA region as we continue to invest in our direct touch sales force.

a – Gross profit is defined for this region as standard margin, which is sales less standard cost of sales.
Central Functions:

	Three months ended		Nine months ended
	February 28,		February 28,
	2009	2008	2009	2008
Gross profit (a)	$(25,326)	$(28,474)	$(76,707)	$(90,492)
Operating expenses	68,394	75,701	219,593	234,080

Total costs and expenses	$93,720	$104,175	$296,300	$324,572

Total costs and expenses in the three months ended February 28, 2009 decreased $10.5 million to $93.7 million when compared to the same period of the prior fiscal year. Total costs and expenses in the nine months ended February 28, 2009 decreased $28.3 million to $296.3 million when compared to the same period of the prior fiscal year. Total expenses include supply chain costs and operating expenses exclusive of those items contained in Eliminations and Other. The decrease in the three and nine months ended February 28, 2009 was due primarily to a change from an outsourced service provider for customer service activities in the year ago period to a hybrid model, involving the use of both outsourced and in-house resources in the delivery of customer services in the current period. In addition we continued to realize savings from integration of research and development in all regions in our Networking business, partially offset by increased costs to support the multi-national expansion of our business.

a – Gross profit represents indirect cost of sales, such as supply chain operations expenses; these costs not allocated to the sales regions.
TippingPoint Security business:

	Three months ended		Nine months ended
	February 28,		February 28,
	2009	2008	2009	2008
Sales	$33,284	$23,639	$92,499	$74,892
Gross profit	22,226	16,578	62,804	50,740
Operating expenses	21,411	17,337	62,054	51,506

Segment profit (loss)	$815	$(759)	$750	$(766)
TippingPoint segment profit in the three months ended February 28, 2009 was $0.8 million compared to segment loss of $0.8 million in the same period of the prior fiscal year. TippingPoint segment profit in the nine months ended February 28, 2009 was $0.8 million compared to a segment loss of $0.8 million in the same period of the prior fiscal year. Segment profit is gross profit less operating expenses, exclusive of those items contained in Eliminations and Other. The increase in the three and nine months ended November 30, 2008 was due primarily to increased sales primarily attributable to increased software sales of $6.5 million and increased maintenance revenue of $3.0 million due to an increased number of maintenance contracts. Sales for the three months ended February 28, 2008 included a $3.2 million revenue adjustment primarily associated with the deferral of certain Federal Government sales., The sales increase was partially offset by increased inventory reserves, increased accounts receivable reserves and a charge related to a retention plan bonus for the TippingPoint employees. The increase in segment profit in the nine months ended February 28, 2009 is primarily related to increased sales due to increased maintenance revenue of $9.2 million due to increased maintenance contracts as well as $8.4 million increased software sales due primarily to large account sales. Sales in the nine months ended February 28, 2008 included a $3.2 million revenue adjustment primarily associated with the deferral of certain Federal Government sales.
Goodwill
We apply the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” to goodwill and intangible assets with indefinite lives which are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. We performed our annual goodwill impairment review as of February 27, 2009 for our TippingPoint segment and December 31, 2008 for our China-based region (as our China-based region reports on a two month lag), and noted no impairment of goodwill or intangible assets with indefinite lives. In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. Reporting unit valuations have been calculated using a combination of an income approach based on the present value of future cash flows of each reporting unit and a market approach. The income approach incorporates many assumptions including future growth rates, discount factors, expected capital expenditures and income tax cash flows. Changes in economic and operating conditions impacting these assumptions could result in a goodwill impairment in future periods. In conjunction with our annual goodwill impairment tests, we reconcile the sum of the valuations of all of our reporting units to our market capitalization as of such dates.
LIQUIDITY AND CAPITAL RESOURCES
Cash and equivalents as of February 28, 2009 were $560.0 million, an increase of $56.4 million compared to the balance of $503.6 million as of May 31, 2008. The following table shows the major components of our condensed consolidated statements of cash flows for the nine months ended February 28, 2009 and 2008:

	Nine Months Ended
	February 28,
(In millions)	2009	2008
Cash and equivalents, beginning of period	$503.6	$559.2
Net cash provided by (used in) operating activities	196.3	(10.0)
Net cash used in investing activities	(12.5)	(11.9)
Net cash used in financing activities	(136.3)	(90.2)
Currency impact on cash	8.9	18.9

Cash and equivalents, end of period	$560.0	$466.0

Goodwill

Net cash provided by operating activities was $196.3 million for the nine months ended February 28, 2009 compared to $10.0 million of cash used in the nine months ended February 28, 2008. The primary factor in the increase was the strong cash generation from our China operations. More specifically, the $206.3 million dollar increase is primarily a result of net income in the nine months ended February 28, 2009 of $94.6 million compared to at net loss of $62.1 million in the same period of the previous fiscal year as well as working capital increases during the nine months ended February 28, 2009 of approximately $7.9 million compared to working capital increases in the same period of the prior fiscal year of approximately $67.7 million. The primary reasons for the increase in net income relates to our Realtek patent dispute resolution of $70.0 million, as well as increased sales and decreased cost of sales due to integration efforts and a change from an outsourced service provider in the year ago period to a hybrid of outsourced and in-house performance of services to our customers, partially offset by increased sales and marketing expenses.
The net change in operating assets and liabilities of ($7.9) million was primarily related to an increase in inventory of ($22.0) million, mostly due to inventory that was not consumed during the period due to decreased sales in the third quarter. The change was also impacted by a decrease in accounts payable of ($20.9) million, primarily due to the timing of payments. The change was also impacted by an increase in accounts and notes receivable of ($13.6) million, primarily due to increased sales in our China-based sales region. The decrease in operating liabilities was partially offset by increased other liabilities of $41.9 million, primarily relating to increased compensation reserves primarily related to our China-based sales region’s EARP and LTI bonus accruals as well as increased compensation accruals also related to our China-based sales region.
Net cash used in investing activities was $12.5 million for the nine months ended February 28, 2009, resulting primarily from outflows related to purchases of property and equipment.
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
Net cash used in financing activities was $136.3 million in the nine months ended February 28, 2009. During the nine months ended February 28, 2009, we made a principal payment of $88.0 million related to our long term debt, $40 million of which was a voluntary prepayment. In addition, we repurchased $51.4 million of shares of stock, of which $50 million was part of our stock repurchase program discussed above. This was partially offset by proceeds of $3.0 million from issuances of our common stock upon exercise of stock options.
With respect to our debt payment obligations for the next year, we are required to make interest payments in March and September 2009 and a $48 million principal payment in September 2009. We made a voluntary prepayment of $13 million on March 30, 2009, which falls in our fourth quarter. This prepayment constitutes the entire estimated amount we believe we will be required to pay in September 2009 as part of the mandatory excess cash flow prepayment.
As of February 28, 2009, bank-issued standby letters of credit and guarantees totaled $6.3 million, including $5.4 million relating to potential foreign tax, custom, and duty assessments.
We have H3C EARP cash commitments expected to be paid during the first half of calendar 2009 of approximately $25 million.
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

In recent years, we have generated most of our positive cash flow from our China operations. Our capital requirements in Rest of World have been met from cash flow from operations as well as from existing cash balances and permitted dividends from China. Dividends from our China operations to our Rest of World operations are generally subject to the following restrictions: (1) a 10 percent reserve requirement imposed by PRC law (capped at 50% of registered capital), (2) a 5% withholding tax imposed by the PRC on profits earned on or after January 1, 2008 and (3) a credit agreement restriction limiting our ability to dividend cash outside of the H3C Group and requiring that a specified percentage of excess cash flow from China be annually used to prepay debt. There are also procedural requirements for making dividends out of China that involve administrative filings with government agencies. Although the government process is generally not substantive in nature, its requirements may dictate when we can pay a dividend. As of February 27, 2009 the H3C Group’s net assets were $836.9 million and are subject to these dividend restrictions.
An important exception to the credit agreement restriction permits us to annually dividend from China to Rest of World the percentage of H3C’s excess cash flow that is not required to be prepaid to the banks under the terms of the agreement, provided that certain conditions are met. We used this exception in 2008 to make a $33.1 million dividend and, assuming we meet all of these conditions and comply with regulatory requirements, we anticipate having the ability to dividend a substantially higher amount in 2009. We have no prepayment penalty on our loan and at this time our cash and cash equivalents balances significantly exceed our outstanding principal loan balance.
In Rest of World we currently do not generate positive cash flow and are experiencing adverse impacts from the global economic slowdown. As a result of these factors, we intend to more aggressively prudently manage cash and monitor discretionary cash spending, especially in periods prior to receipt of any available and permitted annual dividend payments from China.
We currently believe that our existing cash and cash equivalents and cash from operations will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months.
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
In May 2008, the FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 has not had a material impact on our consolidated results of operations and financial position.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We no longer hold any marketable equity traded securities as of February 27, 2009.
ITEM 4. CONTROLS AND PROCEDURES
Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of February 27, 2009, our disclosure controls and procedures were effective.
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
There have been no changes in our internal control over financial reporting that occurred during the three months ended February 27, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risk Related to Current Severe Global Economic Conditions and Related Credit Crisis
Our Operating Results May be Adversely Affected by Current Unfavorable Economic and Credit Conditions in Many Regions of the World.
The business conditions in which we operate are subject to rapid and unpredictable change due to the global economic crisis. Many of the world’s economies are in turmoil and severe recession. Very tight credit conditions have made it harder for businesses to access needed capital. These factors have contributed to significant slowdowns in the technology industry in general, and in many of the specific markets and geographies in which we operate, resulting in:
•	reduced demand for our products in many regions as a result of constraints on information technology-related capital spending by our customers, particularly in the developed markets in North America and Europe;

•	risk of excess and obsolete inventories;

•	longer sales cycles;

•	delayed and/or cancelled purchases due to factors such as tight credit conditions and unfavorable local currency translation (noting that we denominate sales in USD in most locations outside of China); and

•	risk of longer cash cycles as customers take longer to pay us for products and services and some customers deal with insolvency issues.

Our business is heavily dependent on China, a country whose historic strong growth rates have slowed significantly over the last year. The challenges we have seen in two of our other major regions, North America and Western Europe, have worsened in the last several months. Further, the worldwide slowdown appears to have expanded to many countries in other geographies in which we operate, such as Eastern Europe, Asia Pacific (ex-China), the Middle East and Latin America.
We cannot predict the duration or severity of the current global economic crisis, and we cannot know the ultimate extent of its impact on our industry. This makes it more challenging to predict our future performance. If global economic and credit conditions in the major regions in which we operate, particularly in China, persist, spread, or deteriorate further, or if we cannot respond with strategies that maximize our ability to perform in this challenging business environment, we may experience a material and negative impact on business, operating results and financial condition.
Risks Related to Historical Losses and Secured Indebtedness
While we earned a profit in the first three quarters of our 2009 fiscal year, we have incurred significant net losses in recent fiscal periods, including $228.8 million for the fiscal year ended May 30, 2008, and we may not be able to sustain or increase this profitability in the future.
While we returned to profitability in our 2009 fiscal year, we have incurred significant net losses for many years prior and cannot assure you that we will be able to sustain this profitability, or, if sustained, increase it. We face a number of challenges that have affected our operating results during the current and past several fiscal years. Specifically, we have experienced, and may continue to experience, the following:
•	declining sales in certain regions;

•	operating expenses that, as a percentage of sales, have exceeded our desired financial model;

•	significant senior leadership and other management changes;

•	significant non-cash accounting charges;

•	increased sales and marketing expense as part of a strategy to help grow our market share;

•	disruptions and expenses resulting from our workforce reductions and employee attrition; and

•	interest expense resulting from our senior secured loan.
To sustain profitability, we must maintain or increase our sales, and if we cannot do that, we may need to further reduce costs. As we have implemented significant cost reduction programs over the last several years, it may be difficult to make significant further cost reductions without in turn impacting our sales. In addition, we may choose to reinvest some or all of any realized cost savings in future growth opportunities. Any of these events or occurrences will likely cause our expense levels to continue to be at levels above our desired model.
If we cannot overcome these challenges, reduce our expenses and/or increase our revenue, we may not be able to sustain profitability.
The terms and requirements of our H3C secured indebtedness could adversely affect our financial condition and ability to grow our business.
We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. As of February 27, 2009, our total debt balance was $213 million, of which $61 million is classified as a current liability.
Our indebtedness could have significant negative consequences to us. For example, it could:
•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing;

•	require the dedication of a substantial portion of our cash flow from operations to satisfy debt obligations, reducing the availability of capital to finance operations and growth;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry; and

•	place us at a competitive disadvantage relative to our competitors with less debt.

Covenants in the agreements governing our senior secured loan materially restrict our H3C subsidiary’s operations based in China, including H3C’s ability to incur debt, pay dividends, make certain investments and payments, make acquisitions of other businesses and encumber or dispose of assets. In addition, in the event H3C’s financial results do not meet our plans, the failure to comply with the financial covenants contained in the loan agreements could lead to a default. An event of default, if not cured or waived, could have a material adverse effect on us because the lenders will be able to accelerate all outstanding amounts under the loan or foreclose on the collateral (which consists primarily of our H3C business). In addition, if the LIBOR rate increases, our interest obligations, which are based on LIBOR, will increase. Our interest obligations are also dependent on our “leverage ratio,” as defined under the credit agreement; if the ratio increases above specified levels (i.e., because H3C financial results decrease), our interest obligations will increase. Any of these actions could result in a material adverse effect on our business and financial condition.
In recent years, we have generated most of our positive cash flow from operations from our China business, and our operations outside of China have been mostly cash flow negative. The credit agreement limits our ability to dividend cash outside of China (i.e., outside of the H3C group) and requires that a substantial portion of H3C’s cash flow be used to pay down debt obligations. Accordingly, we cannot use cash generated in China to fund our operations outside of China (except under certain conditions we are permitted to dividend outside of China a portion of H3C’s annual excess cash flow (as defined by the credit agreement)). Because available and permitted dividends under the credit agreement are determined by H3C’s consolidated excess cash flow and leverage ratio (as defined under the Credit Agreement), if H3C’s results decrease, the permitted dividends, if any, we can make to Rest of World will likely decrease. If we do not generate or maintain appropriate cash on hand on a worldwide basis to finance operations and make investments where needed or desired, our business results and growth objectives may suffer; in particular, our cash balances outside of China could fall below our desired levels, particularly if we do not meet the conditions necessary to dividend cash from China.
Risks Related to China-based Sales region and Dependence Thereon
We are significantly dependent on our China-based segment; if it is not successful we will likely experience a material adverse impact to our business, business prospects and operating results.
For the fiscal quarter ended February 27, 2009, our China-based sales region accounted for approximately 59 percent of our consolidated revenue. Our China-based sales region is subject to specific risks relating to its ability to:
•	maintain a leading position in the networking equipment market in China;

•	develop and execute strategies to operate successfully in the current global economic downturn, which has begun to negatively impact the Chinese economy and our China-based business;

•	build profitable operations in other emerging markets throughout the world, but particularly in the Asia Pacific region;

•	offer new and innovative products and services to attract and retain a larger customer base;

•	increase awareness of the H3C brand and continue to develop customer loyalty;

•	respond to rapidly changing competitive market conditions;

•	respond to changes in the regulatory environment;

•	manage risks associated with intellectual property rights;

•	maintain effective control of costs and expenses; and

•	attract, retain and motivate qualified personnel.
In China, we face competition from domestic Chinese industry participants, and as a foreign-owned business, may not be as successful in selling to Chinese customers, particularly those in the public sector, to the extent that such customers favor Chinese-owned competitors.
We expect that a significant portion of our sales will continue to be derived from our China-based sales region for the foreseeable future. As a result, we are subject to economic, political, legal and social developments in China and surrounding areas; we discuss risks related to the PRC in further detail below. In addition, because we already have a significant percentage of the market share in China for enterprise networking products, our opportunities to grow market share in China are more limited than in the past. Our China-based sales region has experienced growth since its inception in part due to the growth in China’s technology industry, which may not be representative of future growth or be sustainable. We cannot assure you that our China-based sales region’s historical financial results are indicative of its future operating results or future financial performance, or that its profitability will be sustained.
Given the significance of our China-based sales region to our financial results, if it is not successful, our business will likely be adversely affected.

We are dependent on Huawei Technologies, or Huawei, as a significant customer; if, as expected, Huawei reduces its business with us, it could materially adversely affect our business results.
We derive a material portion of our sales from Huawei, which formerly held a significant investment in our H3C subsidiary. In the three months ended February 27, 2009, which includes results from our China-based region’s December 31, 2008 quarter, Huawei accounted for approximately 29 percent of the revenue for our China-based sales region and approximately 17 percent of our consolidated revenue. Huawei’s percentage of our China-based sales region’s revenues has been trending downward from 46 percent during the 3 months ended November 30, 2006, to the current level, and we expect this downward trend to continue. We further expect that Huawei will in the future reduce its business with us and, accordingly, that its purchases in absolute dollars will decrease. Huawei does not have any minimum purchase requirements under our existing OEM agreement, which expires in November 2010. We risk the possibility that Huawei sources products from another vendor or internally develops the products it currently purchases from us. If any of these events occur, it will likely have an adverse impact on our sales and business performance. In order to minimize any adverse impact on our results from any decreased sales to Huawei that may occur, we need to successfully execute on our business strategies including, without limitation, increasing direct touch sales of enterprise-class products outside of China. If we are not successful in these efforts, the risks described above may be heightened.
Risk Related to Core Business Strategy
If we cannot increase our enterprise account business outside of China, leveraging China as our “home market,” we likely will not reach our growth and profitability goals.
We strive to be increasingly successful in direct-touch sales for larger enterprise and government accounts in all geographic regions, particularly outside of China. In China, we are already an established provider of networking equipment to enterprise-class customers under the H3C brand. Our strategy involves leveraging China as our “home market” for enterprise-class solutions, developing and introducing new products in China and then marketing and selling them to other regions in the global marketplace. We call this strategy “China-out.”
To increase market share outside of China and develop a global enterprise brand we must be increasingly successful in capturing larger enterprise and government opportunities (in addition to our small-and-medium size business). Such efforts will likely require a greater investment in sales and marketing, as well as the provision and maintenance of a global service organization that can respond to these customers. The sales cycle is generally longer for enterprise accounts (possibly yielding uneven and unpredictable revenue from quarter to quarter) when compared to our small-and-medium-size business. We also expect intense competition from larger industry participants, many of whom possess a significantly larger market share and installed base than us. We will also need to be perceived by decision making officers of large enterprises as committed for the long-term to the high-end networking business. We will also need to compete favorably on the offering of features and functionality that these enterprise customers demand; if our competitors are more effective at such efforts, our ability to convert pipeline opportunities into sales will suffer. In addition, our recent push to further expand sales to large enterprises may be disruptive in a variety of ways, including the risk our increased direct-touch sales efforts are perceived by existing channel partners as competitive or viewed by market participants as indicating a diminished focus on the small and medium business market. Finally, we will need to maintain an infrastructure that permits us to effectively document, process, manage, ship and account for these larger transactions.
If we fail to manage a transition outside of China to a business model focused more heavily on enterprise-class business, we will not achieve our business goals and our business results may suffer.
Our “China-out” strategy also involves execution of our integration efforts. Our H3C acquisition significantly increased the size, scope and complexity of 3Com, and we have since taken actions designed to maximize the potential of our integrated company. Overall, we seek to address the different cultures, languages and business processes of the two companies, and to leverage H3C and its strong brand on a global basis. Integration efforts may include streamlined research and development/engineering functions; coordinated product line management efforts; integrated sales and marketing and supply chain functions; new branding strategies; and continued exploration of further initiatives to reduce expenses and unify the companies. If we are not successful in executing the integration strategies we choose to implement, our business may be harmed.

Risk Related to Personnel
Our success is dependent on continuing to hire and retain qualified managers and other personnel and reducing senior management turnover; if we are not successful in attracting and retaining key personnel, our business will suffer.
Competition for qualified employees is intense. If we fail to attract, hire, or retain qualified personnel, our business will be harmed. We have experienced significant turnover in our senior management team outside of China in the last several years and we may continue to experience change at this level. If we cannot retain qualified senior managers, and provide stability in the senior management team to enable them to work together for an extended period of time, our business may not succeed.
The senior management team at our China-based sales segment has been highly effective. We need to continue to incentivize and retain China-based management. We cannot be sure we will be successful in these efforts. If we are not successful, our China-based sales region may suffer, which, in turn, will have a material adverse impact on our consolidated business. Many of these senior managers, and other key China-based employees, originally worked for Huawei prior to the inception of our former joint venture in China. Subject to non-competition agreements with us (if applicable), these employees could return to work for Huawei at any time. Huawei is not subject to any non-solicitation obligations with respect to us. Further, former Huawei employees employed by us may retain financial interests in Huawei.
Risks Related to Competition
Intense competition in the market for networking solutions and new or developing product markets could prevent us from increasing revenue and profitability.
The market for networking solutions is intensely competitive. In particular, Cisco maintains a significant leadership position in this market and several of its products compete directly with our products. Cisco’s substantial resources and market leadership have enabled it to compete aggressively. Purchasers of networking solutions may choose Cisco’s products because of its broader product line and strong reputation in the networking market. In addition, Cisco may have developed, or could in the future develop, new technologies that directly compete with our products or render our products obsolete. We cannot assure you we will be able to compete successfully against Cisco.
We also compete with several other significant companies in the networking industry. Some of our current and potential competitors have greater market leverage, longer operating histories, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases. Additionally, we may face competition from new or previously unknown companies that may offer new competitive networking solutions and/or alternative technologies that displace the need for some of our products or services. We also face the possibility that consolidation in our industry could result in two or more of our competitors becoming a single competitor with greater resources, broader sales coverage and superior products.
As we focus on new market opportunities – for example, IP storage and IP video surveillance and other advanced technologies and emerging technologies – we will increasingly compete with large telecommunications equipment suppliers as well as startup companies. We cannot assure you we will compete favorably against these competitors for these market opportunities.
In order to remain competitive, we must, among other things, invest significant resources in developing new products with superior performance at lower prices than our competitors, enhance our current products and maintain customer satisfaction. If we fail to do so, our products may not compete favorably with those of our competitors and our revenue and profitability could suffer.

Our competition with Huawei in the enterprise networking market could have a material adverse effect on our sales and our results of operations, particularly if Huawei increases its level of competition against us.
As Huawei expands its operations, offerings and markets, there could be increasing instances where we compete directly with Huawei in the enterprise networking market. As a significant customer of our China-based segment, Huawei has had, and continues to have, access to H3C products for resale. This access enhances Huawei’s current ability to compete directly with us both in China and in the rest of the world. In addition, Huawei’s obligation not to offer or sell enterprise class, and small-to-medium size business (or SMB), routers and switches that are competitive with H3C products recently expired. Accordingly, we are now subject to the risk of increased competition from Huawei. Huawei currently sells enterprise-class products purchased from us to carrier customers, and it is possible Huawei will also market and sell more directly to enterprise customers in the future. Moreover, Huawei maintains a strong presence within China and the Asia Pacific region and possesses significant competitive resources, including vast engineering talent and ownership of the assets of Harbour Networks, a China-based competitor that possesses enterprise networking products and technology. We cannot predict whether Huawei will compete with us. If Huawei increases its competition with us, or if we do not compete favorably with Huawei, it is likely that our business results, particularly in the Asia Pacific region and specifically in China, will be materially and negatively affected.
Risks Related to Business and Technology Strategy
Our industry is characterized by a short product life cycle, and we may not be successful at identifying and responding to new and emerging market, technology and product opportunities, or at responding quickly enough to technologies or markets that are in decline.
Our success depends on our ability to:
•	identify new market and product opportunities;

•	predict which technologies and markets will see declining demand;

•	develop and introduce new products and solutions in a timely manner;

•	gain market acceptance of new products and solutions; and

•	rapidly and efficiently transition our customers from older to newer enterprise networking technologies.
Accordingly, our business will likely suffer if:
•	there is a delay in introducing new products;

•	we lose key channel partners;

•	our products do not satisfy customers in terms of features, functionality or quality; or

•	our products cost more to produce than we expect.
The enterprise networking industry in which we compete is characterized by rapid changes in technology and customer requirements and evolving industry standards. For example, our success depends on the convergence of technologies (such as voice, video and data) and the timely adoption and market acceptance of industry standards. Slow market acceptance of new technologies, products, or industry standards could adversely affect our sales or overall results of operations. In addition, if our technology is not included in an industry standard on a timely basis or if we fail to achieve timely certification of compliance to industry standards for our products, our sales of such products or our overall results of operations could be adversely affected.
We rely on our large research and development base in Beijing, China to develop and design most of our new technologies, products and solutions. These engineers develop products for all of the global markets in which we participate and must design solutions for the developed world as well as for China and other emerging markets. Developed markets may have different products features and customer requirements than emerging markets, and we must timely develop product solutions that satisfy our customers on a worldwide basis. If we are not successful at these efforts, our business will suffer.

Risks Related to Operations and Distribution Channels
A significant portion of our sales is derived from a small number of distributors. If any of these channel partners reduces its business with us, our business could be adversely affected.
We distribute many of our products through two-tier distribution channels that include distributors and value added resellers, or VARs. In some instances, we also use a system integrator. A significant portion of our sales is concentrated among a few distributors; our two largest distributors accounted for a combined 11 percent of our consolidated revenue for the three months ended February 27, 2009. If either of these distributors reduces its business with us, our sales and overall results of operations could be adversely affected.
We work closely with our distributors to monitor channel inventory levels and ensure that appropriate levels of products are available to resellers and end users. We maintain target ranges for channel inventory levels for supply on hand at our distributors. Partners with a below-average inventory level may incur “stock outs” that would adversely impact our sales. Our distribution agreements typically provide that our distributors may cancel their orders on short notice with little or no penalty. If our channel partners reduce their levels of inventory of our products, our sales would be negatively impacted during the period of change.
We may be unable to manage our supply chain successfully, which would adversely impact our sales, gross margin and profitability.
Our supply chain function involves the management of numerous external suppliers, vendors and contract manufacturers. We source component parts for our products from numerous vendors and outsource principally all of our manufacturing, a significant portion of our logistics and fulfillment functions and a portion of our service and repair functions. If we cannot adequately manage our supply chain, our business results and financial condition will likely suffer. Our ability to manage our supply chain successfully is subject to the following risks, among others:
•	our ability to accurately forecast demand for our products and services;

•	our reliance on, and long-term arrangements with, third-party manufacturers places much of the supply chain process out of our direct control, heightens the need for accurate forecasting and reduces our ability to transition quickly to alternative supply chain strategies; and

•	we may experience disruptions to our logistics.
We cannot be certain that in the future our suppliers will be able or willing to meet our demand for components in a timely and cost-effective manner. There has been a trend toward consolidation of vendors of electronic components. Our reliance on a smaller number of vendors and the inability to quickly switch vendors increases the risk of logistics disruptions, unfavorable price fluctuations, or disruptions in supply. From time-to-time, supplies of certain key components have become tighter. We risk adverse impact to our gross margin to the extent there is a resulting increase in component costs and time necessary to obtain these components.
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
As a result of the historic reforms of the past several decades, multiple government bodies are involved in regulating and administrating affairs in the technology industry in China. These government agencies have broad discretion and authority over various aspects of the networking, telecommunications and information technology industry in China; accordingly their decisions may impact our ability to do business in China. Any of the following changes in China’s political and economic conditions and governmental policies could have a substantial impact on our business:
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
Due to our dependence on China, if China were to experience a broad and prolonged economic slowdown, our results of operations would suffer. China has begun to feel the effects of the global economic slowdown, and government efforts to restore growth rates may not be effective. The Chinese government has also from time-to-time implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.
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
If PRC tax benefits available to us in China are reduced or repealed, our profitability or cash flow could suffer.
Effective January 1, 2008, a new corporate income tax rate of 25 percent (phased-in over time for certain companies) applies to companies subject to income tax in China. Companies which benefited from preferential tax rates and rulings under the previous Chinese tax law can continue to enjoy those concessions, subject to transitional rules. In our case, our principal operating subsidiary in China (H3C) was entitled to tax concessions which began in 2004. These concessions exempted H3C from the PRC income tax for 2004 and 2005 and entitle it to a 50 percent reduction in income tax in 2006-2008. (H3C maintains a calendar fiscal year end.) Accordingly, calendar 2008 will be the final year of the 50 percent reduction. Although the regular rate under the new tax law is 25 percent, the new tax law also provides for a reduced tax rate of 15 percent for companies which qualify as “new and high technology” enterprises. Our H3C subsidiary in China has now qualified for this reduced 15% rate under the new tax law. Therefore we currently expect that our long-term rate in China will be 15%. However, calendar year 2008 is the final year of our tax concessions under the old law and the first year of our 15% reduced rate under the new law. There is currently some uncertainty as to whether we can continue to enjoy the benefit of the final year of our concessions at the same time as the reduced rate under the new law. The final determination of our 2008 statutory income tax rate in China is subject to approval by the local tax office and we expect them to consider the complex rules concerning existing concessions under the transition rules, as well as guidance from the PRC State Tax Administration, in granting this approval. Until this uncertainty is clarified, accounting rules require us to provide for income tax for 2008 at the full 15% rate.
Dividends declared and paid by our Chinese subsidiary are currently subject to a 5% withholding tax discussed below.

If tax benefits we currently enjoy are withdrawn or reduced, or if new taxes are introduced which have not applied to us before, there would likely be a resulting increase to our statutory tax rates in the PRC. Increases to tax rates in the PRC, where we are profitable, could adversely affect our results of operations and cash flow.
If the Chinese VAT Authorities discontinue the VAT Software Subsidy Program, our results will likely be adversely affected
We benefit from a program run by the Chinese Value-Added Tax, or VAT, authorities which effectively provides us with subsidy payments based on a percentage of the VAT collected by H3C from purchasers of our software. We have recorded substantial income from this program since inception. The VAT subsidy payments are recorded in “other income” on a cash basis when actually received from the government. The timing of the receipt of payments is subject to the discretion of the Chinese tax authorities who must approve our application for the subsidy. The program itself is subject to the complete discretion of the Chinese tax authorities and may be discontinued at any time. If this program is discontinued, our results of operations will likely be adversely affected.
Our H3C subsidiary is subject to restrictions on paying dividends and making other payments to us.
Chinese regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with Chinese accounting standards and regulations. Our principal operating entity in China is required to set aside a portion of its after-tax profits – currently 10 percent up to 50% of registered capital — according to Chinese accounting standards and regulations to fund certain reserves. The Chinese government also imposes controls on the conversion of Renminbi into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. These restrictions may in the future limit our ability to receive dividends or repatriate funds from China or impact the timing of such payments. In addition, as discussed elsewhere in this Risk Factors section, the credit agreement governing our senior secured loan also imposes significant restrictions on our ability to dividend or make other payments from China to our other segments. Because available and permitted dividends under the credit agreement are determined by H3C’s consolidated excess cash flow and leverage ratio (as defined under the Credit Agreement), if H3C’s results decrease, the permitted dividends, if any, we can make to Rest of World will likely decrease. Finally, under a new PRC tax law all distributions of earnings realized from 2008 onwards from our PRC subsidiaries to our subsidiary in Hong Kong will be subject to a withholding tax at a rate of 5%. Our main PRC subsidiary generates the cash used to pay principal and interest on our H3C loan (through dividend flows from the PRC to Hong Kong and then to the Cayman Islands). Accordingly, we will in the future be required to earn proportionately higher profits in the PRC to service principal and interest on our loan, or be forced to fund any deficiencies from cash generated from other geographies. In sum, if we do not generate or maintain appropriate cash on hand on a worldwide basis to finance operations and make investments where needed or desired, our business results and growth objectives may suffer; in particular, our cash balances outside of China could fall below our desired levels.
We are subject to risks relating to currency rate fluctuations and exchange controls and we do not hedge this risk in China.
Approximately 53 percent of our sales and a portion of our costs are denominated in Renminbi, the Chinese currency. At the same time, our senior secured bank loan – which we intend to service and repay primarily through cash flow from our China-based operations – is denominated in US dollars. In July 2005, China uncoupled the Renminbi from the U.S. dollar and let it float in a narrow band against a basket of foreign currencies. The Renminbi could appreciate or depreciate relative to the U.S. dollar. Any movement of the Renminbi may materially and adversely affect our cash flows, revenues, operating results and financial position, and may make it more difficult for us to service our U.S. dollar-denominated senior secured bank loan. More specifically, if the Renminbi appreciates in value as compared with the U.S. dollar, our reported revenues will derive a beneficial increase due to currency translation; and if the Renminbi depreciates, our revenues will suffer due to such depreciation. This currency translation impacts our expenses as well, but to a lesser degree. In some of our historical periods, we have benefited from the currency translation of Renminbi, but our results may in the future be harmed by it.
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
High technology products sometimes contain undetected software or hardware errors when new products or new versions or updates of existing products are released to the marketplace. We cannot assure your our testing programs will be adequate to detect all defects. Undetected errors could result in customer dissatisfaction, reduced sales opportunities, higher than expected warranty and service costs and expenses, and the recording of an accrual for related anticipated expenses. From time to time, such errors or component failures could be found in new or existing products after the commencement of commercial shipments. These problems may have a material adverse effect on our business by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from new product development efforts, delaying the recognition of revenue and causing significant customer relations problems. Further, if products are not accepted by customers due to such defects, and such returns exceed the amount we accrued for defect returns based on our historical experience, our operating results would be adversely affected.
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
Many of our competitors, such as telecommunications, networking, and computer equipment manufacturers, have large intellectual property portfolios, including patents that may cover technologies that are relevant to our business. In addition, many smaller companies, universities, patent holding companies and individual inventors have obtained or applied for patents in areas of technology that may relate to our business. The industries in which we operate continue to be aggressive in assertion, licensing and litigation of patents and other intellectual property rights. It is very expensive to defend claims of patent infringement and we expect over time to incur significant time and expense to defend our portfolio.

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
Many of our networking products use open source software, or OSS, licenses. Because OSS is often compiled from multiple components developed by numerous independent parties and usually comes “as is” and without indemnification, OSS is more vulnerable to third party intellectual property infringement claims. Some of the more prominent OSS licenses, such as the GNU General Public License, are the subject of litigation. It is possible that a court could hold such licenses to be unenforceable or someone could assert a claim for proprietary rights in a program developed and distributed under them. Any ruling by a court that these licenses are not enforceable or that open source components of our product offerings may not be liberally copied, modified or distributed may have the effect of preventing us from selling or developing all or a portion of our products. If any of the foregoing occurred, it could cause a material adverse impact on our business.
Risks Related to the Trading Market
Fluctuations in our operating results and other factors may contribute to volatility in the market price of our stock.
Historically, our stock price has experienced volatility. We expect that our stock price may continue to experience volatility in the future due to a variety of potential factors such as:
•	fluctuations in our quarterly results of operations and cash flow;

•	changes in our cash and equivalents and short term investment balances;

•	our ability to execute on our strategic plan, including our core business strategy to leverage China and emphasize larger enterprise business;

•	general economic conditions, such as the current global economic crisis;

•	variations between our actual financial results and published analysts’ expectations; and

•	announcements by our competitors or significant customers.
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
Under accounting principles generally accepted in the United States, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and other non-amortizing intangible assets are tested for impairment at least annually. The carrying value of our goodwill or amortizable assets may not be recoverable due to factors such as reduced estimates of future cash flows and slower growth rates in our industry or in any of our business units. Estimates of future cash flows are based on an updated long-term financial outlook of our operations. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates. For example, if one of our business units does not meet its near-term and longer-term forecasts, the goodwill assigned to the business unit could be impaired. Similarly, a significant decline in our stock price and/or market capitalization may result in goodwill impairment for one or more business units. We may be required to record a charge to earnings in our financial statements during a period in which an impairment of our goodwill or amortizable intangible assets is determined to exist, which may negatively impact our results of operations. For example, in the three-month period ended May 30, 2008, we took a charge of $158.0 million relating to impairment of the goodwill of our TippingPoint segment.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes repurchases of our stock, including shares surrendered to satisfy tax withholding obligations, in the quarter ended February 28, 2009:

				Total Number of
				Shares	Approximate Dollar
	Total			Purchased as	Value of Shares
	Number		Average	Part of Publicly	that May Yet Be
	of Shares		Price Paid	Announced Plans or	Purchased Under the
Period	Purchased		per Share	Programs(1)	Plans or Programs
November 29, 2008 through December 26, 2008	4,762	(2)	$2.12	—	$50,046,813
December 27, 2008 through January 23, 2009	29,981	(2)	2.46	—	50,046,813
January 24, 2009 through February 27, 2009	299,738	(2)	2.42	—	50,046,813

Total	334,481		$2.42	—	$50,046,813

(1)	On September 24, 2008, our Board of Directors approved a stock repurchase program providing for repurchases of up to $100.0 million through September 23, 2009.

(2)	Consists of shares surrendered to us to satisfy tax withholding obligations that arose upon the vesting of restricted stock awards and units of 4,762 in December 2008, 29,981 in January 2009 and 299,738 in February 2009.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	002-92053	2.1	4/4/00

2.2	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.	10-Q	002-92053	2.11	4/4/00

2.3	Agreement and Plan of Merger, dated December 13, 2004, by and among the Registrant, Topaz Acquisition Corporation and TippingPoint Technologies, Inc.	8-K	000-12867	2.1	12/16/04

2.4	Securities Purchase Agreement by and among 3Com Corporation, 3Com Technologies, Huawei Technologies Co., Ltd. and Shenzen Huawei Investment & Holding Co., Ltd., dated as of October 28, 2005	8-K/A	000-12867	2.1	3/30/06

2.5	Stock Purchase Agreement by and between Shenzhen Huawei Investment & Holding Co., Ltd. and 3Com Technologies, dated as of December 22, 2006	8-K	000-12867	10.1	12/27/06

2.6	Agreement and Plan of Merger by and among 3Com Corporation, Diamond II Holdings Inc. and Diamond II Acquisition Corp., dated September 28, 2007	8-K/A	000-12867	2.1	9/28/07

3.1	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger	10-Q	002-92053	3.4	10/8/99

3.2	Registrant’s Bylaws, as amended on December 10, 2008	8-K	000-12867	3.1	12/16/08

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	10-Q	000-12867	3.6	10/11/01

4.1	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002 (“Rights Agreement”)	8-A/A	000-12867	4.1	11/27/02

4.2	Amendment No. 1 to Rights Agreement, dated as of September 28, 2007	8-K	000-12867	4.1	9/28/07

10.1	3Com Corporation 2003 Stock Plan, as amended and restated effective January 1, 2009*	8-K	000-12867	10.2	1/6/09

10.2	Form of Stock Option Agreement – 2003 Stock Plan*	8-K	000-12867	10.1	12/18/08

10.3	Form of Restricted Stock Unit Agreement – 2003 Stock Plan*	8-K	000-12867	10.2	12/18/08

10.4	Form of Restricted Stock Grant Agreement – 2003 Stock Plan*	8-K	000-12867	10.3	12/18/08

10.5	Form of Stock Appreciation Right Agreement – 2003 Stock Plan*	8-K	000-12867	10.4	12/18/08

10.6	3Com Corporation 2005 Deferred Compensation Plan, Amended & Restated effective as of January 1, 2009*					X

10.7	3Com Corporation Section 16 Officer Severance Plan, Amended & Restated					X

Exhibit			Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
effective as of January 15, 2009*

10.8	First Amendment to Employment Agreement, effective as of January 1, 2009 – Robert Y. L. Mao*					X

10.9	First Amendment to Employment Agreement, effective as of January 1, 2009 – Ronald A. Sege*					X

10.10	Form of First Amendment to Severance Benefits Agreement — Executives*					X

10.11	Form of Second Amendment to Severance Benefits Agreement — Executives*					X

10.12	Form of First Amendment to Management Retention Agreement – Mr. Goldman*					X

10.13	Form of First Amendment to Management Retention Agreement – All Other Executives*					X

10.14	Form of Second Amendment to Management Retention Agreement – All Other Executives*					X

10.15	Hangzhou Manufacture Base Tenancy Agreement for No. 310 Liuhe Road, Binjiang District, Hangzhou, Zhejiang, China, effective January 1, 2009, by and between Huawei Technologies Co., Ltd., as landlord, and Hangzhou H3C Technologies Co., Ltd., as tenant	8-K	000-12867	10.1	1/6/09

31.1	Certification of Principal Executive Officer					X

31.2	Certification of Principal Financial Officer					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3Com Corporation (Registrant)

Dated:	April 8, 2009	By:	/s/ Jay Zager

Jay Zager
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer and a duly authorized officer of the registrant)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	002-92053	2.1	4/4/00

2.2	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.	10-Q	002-92053	2.11	4/4/00

2.3	Agreement and Plan of Merger, dated December 13, 2004, by and among the Registrant, Topaz Acquisition Corporation and TippingPoint Technologies, Inc.	8-K	000-12867	2.1	12/16/04

2.4	Securities Purchase Agreement by and among 3Com Corporation, 3Com Technologies, Huawei Technologies Co., Ltd. and Shenzen Huawei Investment & Holding Co., Ltd., dated as of October 28, 2005	8-K/A	000-12867	2.1	3/30/06

2.5	Stock Purchase Agreement by and between Shenzhen Huawei Investment & Holding Co., Ltd. and 3Com Technologies, dated as of December 22, 2006	8-K	000-12867	10.1	12/27/06

2.6	Agreement and Plan of Merger by and among 3Com Corporation, Diamond II Holdings Inc. and Diamond II Acquisition Corp., dated September 28, 2007	8-K/A	000-12867	2.1	9/28/07

3.1	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger	10-Q	002-92053	3.4	10/8/99

3.2	Registrant’s Bylaws, as amended on December 10, 2008	8-K	000-12867	3.1	12/16/08

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	10-Q	000-12867	3.6	10/11/01

4.1	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002 (“Rights Agreement”)	8-A/A	000-12867	4.1	11/27/02

4.2	Amendment No. 1 to Rights Agreement, dated as of September 28, 2007	8-K	000-12867	4.1	9/28/07

10.1	3Com Corporation 2003 Stock Plan, as amended and restated effective January 1, 2009*	8-K	000-12867	10.2	1/6/09

10.2	Form of Stock Option Agreement – 2003 Stock Plan*	8-K	000-12867	10.1	12/18/08

10.3	Form of Restricted Stock Unit Agreement – 2003 Stock Plan*	8-K	000-12867	10.2	12/18/08

10.4	Form of Restricted Stock Grant Agreement – 2003 Stock Plan*	8-K	000-12867	10.3	12/18/08

10.5	Form of Stock Appreciation Right Agreement – 2003 Stock Plan*	8-K	000-12867	10.4	12/18/08

10.6	3Com Corporation 2005 Deferred Compensation Plan, Amended & Restated effective as of January 1, 2009*					X

10.7	3Com Corporation Section 16 Officer Severance Plan, Amended & Restated					X

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
effective as of January 15, 2009*

10.8	First Amendment to Employment Agreement, effective as of January 1, 2009 – Robert Y. L. Mao*					X

10.9	First Amendment to Employment Agreement, effective as of January 1, 2009 – Ronald A. Sege*					X

10.10	Form of First Amendment to Severance Benefits Agreement — Executives*					X

10.11	Form of Second Amendment to Severance Benefits Agreement — Executives*					X

10.12	Form of First Amendment to Management Retention Agreement – Mr. Goldman*					X

10.13	Form of First Amendment to Management Retention Agreement – All Other Executives*					X

10.14	Form of Second Amendment to Management Retention Agreement – All Other Executives*					X

10.15	Hangzhou Manufacture Base Tenancy Agreement for No. 310 Liuhe Road, Binjiang District, Hangzhou, Zhejiang, China, effective January 1, 2009, by and between Huawei Technologies Co., Ltd., as landlord, and Hangzhou H3C Technologies Co., Ltd., as tenant	8-K	000-12867	10.1	1/6/09

31.1	Certification of Principal Executive Officer					X

31.2	Certification of Principal Financial Officer					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan