Form 10-K/A
period 2008-05-30
3COM CORP
filed 2009-07-27
CIK 738076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
Yes ☑           No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐           No ☐
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 10, 2009

Common Stock, $0.01 par value per share	391,069,877 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders held September 24, 2008 (Proxy Statement)	Part III, to the extent stated herein

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of 3Com Corporation for the fiscal year ended May 30, 2008, originally filed with the Securities and Exchange Commission (“SEC”) on July 25, 2008 (the “Original Filing”). We are filing this Amendment solely to add Schedule I — Consolidated Financial Statements of Parent to Part IV, Item 15, which schedule was omitted from the Original Filing. This Amendment does not change any previously-reported financial information. This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing, except as required to reflect the amended information in this Form 10-K/A. Additionally, this amended Form 10-K/A speaks as of the filing date of the Original Filing and does not update or discuss any other developments affecting us subsequent to the date of the Original Filing.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	(1)	List of Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended May 31, 2008, 2007, and 2006

Consolidated Balance Sheets as of May 31, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for the years ended May 31, 2008, 2007, and 2006

Consolidated Statements of Cash Flows for the years ended May 31, 2008, 2007, and 2006

Notes to Consolidated Financial Statements

	(2)	List of Financial Statement Schedules:

Schedule I — Condensed Financial Information of Registrant

Schedule II — Valuation and Qualifying Accounts and Reserves

	(3)	Exhibits — See Exhibit Index in this Item 15 of this Form 10-K.

(b)		See Exhibit Index in this Item 15 of this Form 10-K.

(c)		Financial Statement Schedules — See Financial Statement Schedules in this Item 15 of this Form 10-K.
EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	002-92053	2.1	4/4/00

2.2	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.	10-Q	002-92053	2.11	4/4/00

2.3	Agreement and Plan of Merger, dated December 13, 2004, by and among the Registrant, Topaz Acquisition Corporation and TippingPoint Technologies, Inc.	8-K	000-12867	2.1	12/16/04

2.4	Securities Purchase Agreement by and among 3Com Corporation, 3Com Technologies, Huawei Technologies Co., Ltd. and Shenzhen Huawei Investment & Holding Co., Ltd., dated as of October 28, 2005	8-K/A	000-12867	2.1	3/30/06

2.5	Stock Purchase Agreement by and between Shenzhen Huawei Investment & Holding Co., Ltd. and 3Com Technologies, dated as of December 22, 2006	8-K	000-12867	10.1	12/27/06

2.6	Agreement and Plan of Merger by and among Diamond II Holdings, Inc., Diamond II Acquisition Corp. and 3Com Corporation, dated as of September 28, 2007	8-K/A	000-12867	2.1	9/28/07

3.1	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger	10-Q	002-92053	3.4	10/8/99

3.2	Registrant’s Bylaws, as amended on March 23, 2005	8-K	000-12867	3.1	3/28/05

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	10-Q	000-12867	3.6	10/11/01

4.1	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002 (“Rights Plan”)	8-A/A	000-12867	4.1	11/27/02

4.2	Amendment No. 1 to Rights Plan, dated as of September 28, 2007	8-K/A	000-12867	4.1	9/28/07

10.1	3Com Corporation 1983 Stock Option Plan, as amended and restated effective September 30, 2001*	10-Q	000-12867	10.1	1/11/02

10.2	3Com Corporation 1984 Employee Stock Purchase Plan, amended and restated as of June 18, 2008 (subject to shareholder approval)*	10-K	000-12867	10.2	7/25/08

10.3	3Com Corporation Director Stock Option Plan, as amended*	10-Q	000-12867	10.4	10/10/03

10.4	3Com Corporation Restricted Stock Plan, as amended July 1, 2001*	10-K	000-12867	10.6	8/2/02

10.5	3Com Corporation 1994 Stock Option Plan, as amended and restated effective April 30, 2002*	10-K	000-12867	10.7	8/2/02

10.6	3Com Corporation 2003 Stock Plan, as amended*	8-K	000-12867	10.1	10/3/05

10.7	Stand Alone Stock Option Agreement dated January 25, 2006 by and between R. Scott Murray and 3Com Corporation *	10-Q	000-12867	10.8	4/10/06

10.8	Stand Alone Stock Option Agreement dated September 5, 2006 by and between Edgar Masri and 3Com Corporation *	10-Q	000-12867	10.2	10/10/06

10.9	Stand Alone Stock Option Agreement dated July 3, 2007 by and between Jay Zager and 3Com Corporation *	S-8	333-144322	10.2	7/3/07

10.10	Stand Alone Restricted Stock Agreement dated July 3, 2007 by and between Jay Zager and 3Com Corporation *	S-8	333-144322	10.3	7/3/07

10.11	Form of Stock Option Agreement for 2003 Stock Plan (Non-Employee Directors)	10-K	000-12867	10.7	8/5/05

10.12	Form of Stock Option Agreement for 2003 Stock Plan (Employees)*	10-K	000-12867	10.8	8/5/05

10.13	Form of Performance Accelerated Vesting Restricted Stock Agreement*	10-K	000-12867	10.9	8/5/05

10.14	Form of Performance Vesting Restricted Stock Agreement*	10-Q	000-12867	10.6	4/10/06

10.15	Form of Restricted Stock Grant Agreement — Standard 4-Year Vesting*	10-K	000-12867	10.10	8/5/05

10.16	Form of Restricted Stock Agreement (Time-Based Vesting)*	8-K	000-12867	10.2	11/17/05

10.17	Form of Restricted Stock Unit Grant Award Agreement*	10-Q	000-12867	10.3	10/10/06

10.18	R. Scott Murray Employment Agreement, amended and restated as of February 2, 2006, between the registrant and R. Scott Murray *	8-K/A	000-12867	10.1	2/6/06

10.19	Performance Vesting Restricted Stock Agreement dated January 25, 2006 by and between R. Scott Murray and 3Com Corporation *	10-Q	000-12867	10.7	4/10/06

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.20	Edgar Masri Employment Agreement, dated as of August 8, 2007, between the registrant and Edgar Masri *	8-K	000-12867	10.1	8/9/06

10.21	Employment Agreement, effective as of March 29, 2007, between H3C and Shusheng Zheng*	10-K	000-12867	10.21	7/31/07

10.22	Offer Letter dated May 9, 2007 between the Registrant and Jay Zager*	8-K	000-12867	10.1	5/10/07

10.23	Offer Letter dated June 19, 2004 between the Registrant and Donald M, Halsted III*	10-K	000-12867	10.16	8/11/06

10.24	Offer Letter dated September 12, 2003 between the Registrant and Neal D. Goldman*	10-K	000-12867	10.17	8/11/06

10.25	Offer Letter dated November 2, 2005 between the Registrant and Marc Willebeek-LeMair*	10-K	000-12867	10.18	8/11/06

10.26	Offer Letter dated April 11, 2006 between the Registrant and Robert Dechant*	8-K	000-12867	10.1	4/17/06

10.27	Offer Letter dated November 2, 2005 between the Registrant and James Hamilton*	10-K	000-12867	10.27	7/31/07

10.28	Severance Benefits Agreement dated February 28, 2007, between the Registrant and James Hamilton*	10-K	000-12867	10.28	7/31/07

10.29	Robert Y. L. Mao Employment Agreement, dated as of August 7, 2006, between the registrant and Robert Y. L. Mao*	10-K	000-12867	10.29	7/31/07

10.30	Robert Y. L. Mao Employment Agreement dated as of April 29, 2008, between the registrant and Robert Y. L. Mao*	8-K	000-12867	10.1	4/30/08

10.31	Ronald A. Sege Employment Agreement dated as of April 29, 2008, between the registrant and Ronald A. Sege *	8-K	000-12867	10.2	4/30/08

10.32	Stand Alone Stock Option Agreement dated May 6, 2008 by and between Ronald A. Sege and 3Com Corporation *	10-K	000-12867	10.32	7/25/08

10.33	Stand Alone Restricted Stock Agreement dated May 6, 2008 by and between Ronald A. Sege and 3Com Corporation *	10-K	000-12867	10.33	7/25/08

10.34	Summary of Equity Appreciation Rights Plan (H3C Technologies)*	10-K	000-12867	10.31	7/31/07

10.35	3Com Corporation Section 16 Officer Severance Plan, amended and restated effective September 11, 2006 *	10-Q	000-12867	10.3	1/09/07

10.36	Above Grade Severance Plan effective September 11, 2006 *	10-K	000-12867	10.33	7/31/07

10.37	Form of Severance Benefits Agreement between the Registrant and each of the officers or former officers named in our proxy statement (other than Messrs. Mao, Sege. Masri and Murray)*	8-K	000-12867	10.3	4/4/06

10.38	Form of Management Retention Agreement between the Registrant and each of the following officers or former officers named in our proxy statement: Messrs. Goldman, Halsted, Hamilton and Willebeek-LeMair*	10-K	000-12867	10.15	8/5/05

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.39	Form of Management Retention Agreement between the Registrant and the following officers or former officers named in our proxy statements: Messrs. Dechant, Zheng and Zager and future executive officers other than Messrs. Mao, Sege, Masri and Murray*	10-K	000-12867	10.36	7/31/07

10.40	3Com Corporation Deferred Compensation Plan*	10-K	000-12867	10.23	8/9/04

10.41	Form of Indemnity Agreement between the Registrant and its officers and directors	S-3/A	333-102591	10.1	4/9/03

10.42	Office Lease, dated as of November 26, 2002, by and between Marlborough Campus Limited Partnership and the Registrant	10-K	000-12867	10.20	8/9/04

10.43	First Amendment to Lease, dated as of November 26, 2002, by and between Marlborough Campus Limited Partnership and the Registrant	10-K	000-12867	10.17	8/5/05

10.44	Second Amendment to Lease, dated as of July 18, 2005, by and between 3Com Corporation and Marlborough Campus Limited Partnership	10-Q	000-12867	10.2	4/5/05

10.45	Third Amendment to Lease, dated as of July 18, 2005, by and between 3Com Corporation and Marlborough Campus Limited Partnership	8-K	000-12867	10.1	7/22/05

10.46	Fourth Amendment to Lease dated as of December 12, 2005 by and between Marlborough Campus Limited Partnership and 3Com Corporation	10-Q	000-12867	10.1	1/09/07

10.47	Fifth Amendment to Lease dated as of October 27, 2006 by and between Bel Marlborough I LLC and 3Com Corporation	10-Q	000-12867	10.2	1/09/07

10.48	Agreement for the Lease of Hangzhou Real Property between Huawei Technologies Co. Ltd. and Hangzhou Huawei-3Com Technology Co., Ltd. dated January 1, 2004	10-Q	000-12867	10.7	10/10/06

10.49	Shareholders’ Agreement by and among Shenzhen Huawei Investment & Holding Co. Ltd., 3Com Technologies and Huawei-3Com Co., Ltd. (the “Shareholders’ Agreement”) dated as of November 15, 2003 (Certain Portions Omitted; Confidential Treatment Requested)	10-K	000-12867	10.33	8/11/06

10.50	Amendment No. 1 to the Shareholders‘ Agreement dated as of July 31, 2004 (Certain Potions Omitted; Confidential Treatment Requested)	10-K	000-12867	10.34	8/11/06

10.51	Amendment No. 2 to the Shareholders’ Agreement dated as of January 27, 2006 (Certain Portions Omitted; Confidential Treatment Requested)	10-K	000-12867	10.35	8/11/06

10.52	Credit and Guaranty Agreement dated as of March 22, 2007 among H3C Holdings Limited, as Borrower, 3Com Corporation, 3Com Holdings Limited and 3Com Technologies, as Holdco Guarantors, various Lenders, Goldman Sachs Credit Partners L.P., as Mandated Lead Arranger, Bookrunner, Administrative Agent and Syndication Agent, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	8-K	000-12867	10.1	3/23/07

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.53	Amended and Restated Credit and Guaranty Agreement dated as of May 25, 2007 and effective as of May 31, 2007 among H3C Holdings Limited, as Borrower, 3Com Corporation, 3Com Holdings Limited and 3Com Technologies, as Holdco Guarantors, H3C Technologies Co., Limited, as Guarantor, various Lenders, Goldman Sachs Credit Partners L.P., as Mandated Lead Arranger, Bookrunner, Administrative Agent and Syndication Agent, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent (the “A&R Credit Agreement”)	8-K	000-12867	10.1	5/25/07

10.54	First Amendment to A&R Credit Agreement, dated as of June 18, 2008	10-K	000-12867	10.54	7/25/08

10.55	Borrower Share Charge dated March 22, 2007 among 3Com Technologies, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	10-K	000-12867	10.53	7/31/07

10.56	Borrower Fixed and Floating Charge dated March 22, 2007 among H3C Holdings Limited, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	10-K	000-12867	10.54	7/31/07

10.57	Borrower Charge Over Bank Accounts dated March 22, 2007 among H3C Holdings Limited, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	10-K	000-12867	10.55	7/31/07

10.58	H3C Fixed and Floating Charge dated April 3, 2007 among Huawei-3Com Co., Limited, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	10-K	000-12867	10.56	7/31/07

10.59	H3C Share Mortgage dated March 30, 2007 among H3C Holdings Limited, as Mortgagor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	10-K	000-12867	10.57	7/31/07

10.60	H3C Equitable Share Charge dated March 29, 2007 among 3Com Technologies, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	10-K	000-12867	10.58	7/31/07

10.61	Deed of Charge in relation to the 100% equity interests in WFOE dated April 3, 2007 among Huawei-3Com Co., Limited, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	10-K	000-12867	10.59	7/31/07

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.62	Deed of Charge in relation to the 100% equity interests in Queenhive dated April 3, 2007 among Huawei-3Com Co., Limited, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	10-K	000-12867	10.60	7/31/07

10.63	Deed of Release made March 30, 2007 by Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent, in favour of 3Com Technologies	10-K	000-12867	10.61	7/31/07

10.64	Purchase and Sale Agreement made as of July 24, 2006 by and between 3Com Corporation and SSC II, L.P.	8-K	000-12867	10.1	7/26/06

21.1	Subsidiaries of Registrant	10-K	000-12867	21.1	7/25/08

23.1	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP					X

31.1	Certification of Principal Executive Officer					X

31.2	Certification of Principal Financial Officer					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan or arrangement

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of 3Com Corporation
Marlborough, Massachusetts
We have audited the consolidated financial statements of 3Com Corporation and subsidiaries (the “Company”) as of May 30, 2008 and June 1, 2007, and for each of the three years in the period ended May 30, 2008 and have issued our report thereon dated July 25, 2008 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 123(Revised), Share-Based Payment), and the Company’s internal control over financial reporting as of May 30, 2008, and have issued our report thereon dated July 25, 2008; such reports have previously been filed as part of the Company’s Annual Report on Form 10-K for the year ended May 30, 2008. Our audits also included the financial statement schedules of the Company listed in the accompanying amended index at Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
July 25, 2008

SCHEDULE 1 — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
3COM CORPORATION
PARENT COMPANY STATEMENTS OF OPERATIONS
(In thousands)

	Years Ended May 31,
	2008	2007	2006
Sales:
External	$263,801	$301,937	$318,644
Intercompany	31,424	41,387	52,564

Total sales	295,225	343,324	371,208

Cost of sales	204,384	216,402	229,987

Gross profit	90,841	126,922	141,221

Operating expenses:
Sales and marketing	93,959	108,467	135,375
Research and development	49,604	74,102	75,133
General and administrative	63,784	40,966	47,939
Amortization	9,551	14,297	11,587
In-process research and development	—	1,700	—
Intercompany charges, net	(15,177)	(36,648)	(15,780)
Restructuring charges (credits)	750	(12,345)	(347)

Total operating expenses	202,471	190,539	253,907

Operating loss	(111,630)	(63,617)	(112,686)
Interest income, net	6,754	26,322	24,587
Intercompany interest income, net	3,035	3,490	749
Other income (loss), net	5,447	(566)	5,554

Loss before income taxes and equity interest in loss of subsidiaries	(96,394)	(34,371)	(81,796)
Income tax benefit (provision)	381	(98)	(337)
Equity in net loss of subsidiaries, net of tax	(132,828)	(54,120)	(18,542)

Net loss	$(228,841)	$(88,589)	$(100,675)

The accompanying notes are an integral part of these financial statements.

3COM CORPORATION
PARENT COMPANY BALANCE SHEETS
(In thousands, except per share data)

	May 31,
	2008	2007
ASSETS
Current assets:
Cash and equivalents	$106,232	$165,704
Accounts receivable, less allowance for doubtful accounts of $8,239 and $10,911, respectively	26,629	42,259
Intercompany receivables	91,163	65,491
Inventories	10,704	21,602
Other current assets	3,334	8,794

Total current assets	238,062	303,850
Property and equipment, less accumulated depreciation and amortization of $71,209 and $111,119 respectively	14,713	30,253
Goodwill	—	311,380
Intangible assets, net of accumulated amortization of $21,133 and $69,229, respectively	—	40,409
Deposits and other assets	13,952	16,195
Intercompany loans receivable	53,416	72,726
Investment in subsidiaries	1,101,885	825,590

Total assets	$1,422,028	$1,600,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,737	$45,437
Intercompany payables	114,195	96,620
Accrued liabilities and other	46,476	68,150

Total current liabilities	188,408	210,207
Long-term obligations	487	1,632
Intercompany loans	237,831	237,265
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value, 990,000 shares authorized; shares issued and outstanding: 405,656 and 399,064, respectively	2,353,688	2,323,356
Retained deficit	(1,405,247)	(1,176,406)
Accumulated other comprehensive income	46,861	4,349

Total stockholders’ equity	995,302	1,151,299

Total liabilities and stockholders’ equity	$1,422,028	$1,600,403

The accompanying notes are an integral part of these financial statements.

3COM CORPORATION
PARENT COMPANY STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

							Accumulated
					Unamortized		Other
	Common Stock		Treasury Stock		Stock-based	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Compensation	Deficit	Income (Loss)	Total
Balances, May 31, 2005	393,377	$2,302,190	(8,135)	$(39,821)	$(14,011)	$(967,952)	$(5,483)	$1,274,923
Components of comprehensive loss:
Net loss						(100,675)		(100,675)
Unrealized gain on available-for-sale securities, net of tax							300	300

Total comprehensive loss								(100,375)
Equity in other comprehensive income of subsidiaries							2,226	2,226
Repurchase of common stock	(588)	(2,848)	(864)	(4,228)				(7,076)
Common stock issued under stock plans, net of cancellations	653	2,230	8,999	44,049	(4,593)	(18,885)		22,801
Stock-based compensation expense		199			9,664			9,863
Reduction of shares reserved for issuance of options in connection with acquisition		(1,375)			1,375			—

Balances, May 31, 2006	393,442	$2,300,396	—	$—	$(7,565)	$(1,087,512)	$(2,957)	$1,202,362
Elimination of unamortized stock-based Compensation		(7,565)			7,565			—
Components of comprehensive loss:
Net loss						(88,589)		(88,589)
Unrealized gain on available-for-sale securities, net of tax							2,147	2,147

Total comprehensive loss								(86,442)
Equity in other comprehensive income of subsidiaries							5,159	5,159
Repurchase of common stock	(2,359)	(9,041)	(870)	(4,259)		(163)		(13,463)
Common stock issued under stock plans, net of cancellations	7,981	19,471	870	4,259		(142)		23,588
Stock-based compensation expense		20,095						20,095

Balances, May 31, 2007	399,064	$2,323,356	—	$—	$—	$(1,176,406)	$4,349	$1,151,299
Components of comprehensive loss:
Net loss						(228,841)		(228,841)
Unrealized loss on available-for-sale securities, net of tax							(28)	(28)

Total comprehensive loss								(228,869)
Equity in other comprehensive income of subsidiaries							42,540	42,540
Repurchase of common stock	(952)	(3,180)						(3,180)
Common stock issued under stock plans, net of cancellations	7,544	8,305						8,305
Stock-based compensation expense		25,207						25,207

Balances, May 31, 2008	405,656	$2,353,688	—	$—	$—	$(1,405,247)	$46,861	$995,302

The accompanying notes are an integral part of these financial statements.

3COM CORPORATION
PARENT COMPANY STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended May 31,
	2008	2007	2006
Net loss	$(228,841)	$(88,589)	$(100,675)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,548	19,731	19,500
Loss on property and equipment disposals	469	907	78
Stock-based compensation expense	25,207	20,095	9,863
Loss (gain) on investments, net	155	912	(4,076)
In-process research and development	—	1,700	—
Equity interest in loss of subsidiaries	132,828	54,120	18,542
Changes in assets and liabilities:
Accounts receivable	1,409	(10,836)	(14,082)
Intercompany, net	(11,249)	25,805	(2,695)
Inventories	4,559	(5,454)	(2,291)
Other assets	6,089	2,080	12,585
Accounts payable	(13,092)	(2,660)	(2,959)
Other liabilities	9,003	(16,253)	(1,215)

Net cash provided by (used in) operating activities	(54,915)	1,558	(67,425)

Cash flows from investing activities:
Purchases of investments	—	(225,005)	(421,279)
Proceeds from maturities and sales of investments	—	590,840	629,036
Purchases of property and equipment	(6,796)	(11,356)	(8,762)
Businesses acquired in purchase transactions, net of cash acquired	—	(7,830)	—
Investments in subsidiaries	(329)	(472,000)	—
Proceeds from sale of property and equipment	—	16,097	3,332

Net cash (used in) provided by investing activities	(7,125)	(109,254)	202,327

Cash flows from financing activities:
Issuances of common stock	8,305	23,588	22,801
Repurchases of common stock	(3,180)	(13,463)	(7,076)
Intercompany borrowings, net	(2,557)	(6,180)	(28,000)
Other, net	—	2,806	—

Net cash (used in) provided by financing activities	2,568	6,751	(12,275)

Net change in cash and equivalents during year	(59,472)	(100,945)	122,627
Cash and equivalents, beginning of year	165,704	266,649	144,022

Cash and equivalents, end of year	$106,232	$165,704	$266,649

The accompanying notes are an integral part of these financial statements.

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS
Note 1: Basis of Presentation
The financial statements for 3Com Corporation (Parent Company) summarize the results of operations and cash flows of the Parent Company for the years ended May 31, 2008, 2007 and 2006, and the financial position as of May 31, 2008 and 2007. The Parent Company includes the operating activities of the Company’s Americas operations, corporate expenses, and stock-based compensation expenses. The results of the Company’s Americas operations for its TippingPoint segment were included in the Parent Company for the years ended May 31, 2006 and 2007 and for a portion of the year ended May 31, 2008 through January 25, 2008, the date when the net assets of TippingPoint were contributed to a separate legal entity. These net assets totalling approximately $345 million were contributed to TippingPoint on a non-cash basis with a corresponding increase in our investment in subsidiaries.
In these financial statements, the Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date the Company began consolidating them (“date of acquisition”). The Company’s share of net loss of its subsidiaries is included in net loss using the equity method. The Parent Company financial statements should be read in conjunction with the consolidated financial statements of 3Com Corporation and subsidiaries (3Com) for the fiscal year ended May 30, 2008, originally filed with the Securities and Exchange Commission (“SEC”) on July 25, 2008 (the “Original Filing”).
Under the terms of agreements governing indebtedness of H3C Holdings Limited & Subsidiaries (“The H3C Group”), a subsidiary of 3Com, this subsidiary is significantly restricted from making dividend payments, loans or advances to the Company. These restrictions have resulted in the restricted net assets (as defined in Rule 4-08(e)(3) of Regulation S-X) of the Company’s subsidiaries exceeding 25% of the consolidated net assets of the Company and its subsidiaries.
Note 2: Dividends Received From Subsidiaries
During the years ended May 31, 2008, 2007 and 2006, no dividends were paid to the Parent Company by its subsidiaries.
Note 3: Long-Term Debt
3Com Corporation has no direct outstanding debt obligations, but its H3C subsidiary does. For a discussion of the debt obligations of the Company and its subsidiaries, see Note 12 of the Company’s consolidated financial statements included in the Original Filing.
Note 4: Commitments
The Parent Company provides collateral for standby letters of credit, guarantees and similar arrangements generally given to support commercial transactions and government tax requirements. As of May 31, 2008, these facilities were backed by collateral of $6.9 million provided to the respective banks.
The Parent Company leases certain of our facilities under operating leases. Leases expire through November 2009, and certain leases have renewal options with rentals based upon changes in the Consumer Price Index or the fair market value of the property.
Future operating lease commitments net of future rental income as of May 31, 2008 are as follows (in thousands):

Fiscal Year	Future Lease Payments

2009	$4,656
2010	398

Total	$5,054

SCHEDULE II
3Com Corporation
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended May 31, 2006, 2007, and 2008
(In thousands)

		Additions
	Balance at	Charged to					Balance at
	Beginning of	Costs and					End of
	Period	Expenses	Other		Deductions		Period
Description

Year ended May 31, 2006:

Allowance for doubtful accounts	$15,090	$1,000	$165	(2)	$(167)	(1)	$16,422
Allowance for product returns	5,052	15,288	6,768	(2)	18,416		8,692
Accrued product warranty	41,782	28,424	4,543	(2)	32,958		41,791

Year ended May 31, 2007:

Allowance for doubtful accounts	$16,422	$(586)	$—		$544	(1)	$15,292
Allowance for product returns	8,692	13,963	—		16,614		6,041
Accrued product warranty	41,791	46,406	—		47,601		40,596

Year ended May 31, 2008:

Allowance for doubtful accounts	$15,292	$(2,234)	$—		$805	(1)	$12,253
Allowance for product returns	6,041	12,965	—		14,388		4,618
Accrued product warranty	40,596	33,989	—		37,688		36,897

(1)	Accounts written off — net of recoveries

(2)	Represents reserves related to the H3C acquisition

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of July, 2009.

3COM CORPORATION
(Registrant)

By /s/ Robert Y. L. Mao Robert Y. L. Mao
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of July, 2009.

Signature	Title

/s/ ROBERT Y. L. MAO	Chief Executive Officer and Director
(Robert Y. L. Mao)	(Principal Executive Officer)

/s/ JAY ZAGER	Executive Vice President, Chief Financial Officer
(Jay Zager)	(Principal Financial and Accounting Officer)

/s/ ERIC A. BENHAMOU	Chairman of the Board
(Eric A. Benhamou)

/s/ KATHLEEN A. COTE	Director
(Kathleen A. Cote)

/s/ GARY T. DiCAMILLO	Director
(Gary T. DiCamillo)

/s/ DAVID HO	Director
(David Ho)

/s/ JAMES R. LONG	Director
(James R. Long)

/s/ RONALD A. SEGE	President and Chief Operating Officer and Director
(Ronald A. Sege)

/s/ DOMINIQUE TREMPONT	Director
(Dominique Trempont)

EXHIBITS — EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	002-92053	2.1	4/4/00

2.2	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.	10-Q	002-92053	2.11	4/4/00

2.3	Agreement and Plan of Merger, dated December 13, 2004, by and among the Registrant, Topaz Acquisition Corporation and TippingPoint Technologies, Inc.	8-K	000-12867	2.1	12/16/04

2.4	Securities Purchase Agreement by and among 3Com Corporation, 3Com Technologies, Huawei Technologies Co., Ltd. and Shenzhen Huawei Investment & Holding Co., Ltd., dated as of October 28, 2005	8-K/A	000-12867	2.1	3/30/06

2.5	Stock Purchase Agreement by and between Shenzhen Huawei Investment & Holding Co., Ltd. and 3Com Technologies, dated as of December 22, 2006	8-K	000-12867	10.1	12/27/06

2.6	Agreement and Plan of Merger by and among Diamond II Holdings, Inc., Diamond II Acquisition Corp. and 3Com Corporation, dated as of September 28, 2007	8-K/A	000-12867	2.1	9/28/07

3.1	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger	10-Q	002-92053	3.4	10/8/99

3.2	Registrant’s Bylaws, as amended on March 23, 2005	8-K	000-12867	3.1	3/28/05

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	10-Q	000-12867	3.6	10/11/01

4.1	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002 (“Rights Plan”)	8-A/A	000-12867	4.1	11/27/02

4.2	Amendment No. 1 to Rights Plan, dated as of September 28, 2007	8-K/A	000-12867	4.1	9/28/07

10.1	3Com Corporation 1983 Stock Option Plan, as amended and restated effective September 30, 2001*	10-Q	000-12867	10.1	1/11/02

10.2	3Com Corporation 1984 Employee Stock Purchase Plan, amended and restated as of June 18, 2008 (subject to shareholder approval)*	10-K	000-12867	10.2	7/25/08

10.3	3Com Corporation Director Stock Option Plan, as amended*	10-Q	000-12867	10.4	10/10/03

10.4	3Com Corporation Restricted Stock Plan, as amended July 1, 2001*	10-K	000-12867	10.6	8/2/02

10.5	3Com Corporation 1994 Stock Option Plan, as amended and restated effective April 30, 2002*	10-K	000-12867	10.7	8/2/02

10.6	3Com Corporation 2003 Stock Plan, as amended*	8-K	000-12867	10.1	10/3/05

10.7	Stand Alone Stock Option Agreement dated January 25, 2006 by and between R. Scott Murray and 3Com Corporation *	10-Q	000-12867	10.8	4/10/06

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.8	Stand Alone Stock Option Agreement dated September 5, 2006 by and between Edgar Masri and 3Com Corporation *	10-Q	000-12867	10.2	10/10/06

10.9	Stand Alone Stock Option Agreement dated July 3, 2007 by and between Jay Zager and 3Com Corporation *	S-8	333-144322	10.2	7/3/07

10.10	Stand Alone Restricted Stock Agreement dated July 3, 2007 by and between Jay Zager and 3Com Corporation *	S-8	333-144322	10.3	7/3/07

10.11	Form of Stock Option Agreement for 2003 Stock Plan (Non-Employee Directors)	10-K	000-12867	10.7	8/5/05

10.12	Form of Stock Option Agreement for 2003 Stock Plan (Employees)*	10-K	000-12867	10.8	8/5/05

10.13	Form of Performance Accelerated Vesting Restricted Stock Agreement*	10-K	000-12867	10.9	8/5/05

10.14	Form of Performance Vesting Restricted Stock Agreement*	10-Q	000-12867	10.6	4/10/06

10.15	Form of Restricted Stock Grant Agreement — Standard 4-Year Vesting*	10-K	000-12867	10.10	8/5/05

10.16	Form of Restricted Stock Agreement (Time-Based Vesting)*	8-K	000-12867	10.2	11/17/05

10.17	Form of Restricted Stock Unit Grant Award Agreement*	10-Q	000-12867	10.3	10/10/06

10.18	R. Scott Murray Employment Agreement, amended and restated as of February 2, 2006, between the registrant and R. Scott Murray *	8-K/A	000-12867	10.1	2/6/06

10.19	Performance Vesting Restricted Stock Agreement dated January 25, 2006 by and between R. Scott Murray and 3Com Corporation *	10-Q	000-12867	10.7	4/10/06

10.20	Edgar Masri Employment Agreement, dated as of August 8, 2007, between the registrant and Edgar Masri *	8-K	000-12867	10.1	8/9/06

10.21	Employment Agreement, effective as of March 29, 2007, between H3C and Shusheng Zheng*	10-K	000-12867	10.21	7/31/07

10.22	Offer Letter dated May 9, 2007 between the Registrant and Jay Zager*	8-K	000-12867	10.1	5/10/07

10.23	Offer Letter dated June 19, 2004 between the Registrant and Donald M, Halsted III*	10-K	000-12867	10.16	8/11/06

10.24	Offer Letter dated September 12, 2003 between the Registrant and Neal D. Goldman*	10-K	000-12867	10.17	8/11/06

10.25	Offer Letter dated November 2, 2005 between the Registrant and Marc Willebeek-LeMair*	10-K	000-12867	10.18	8/11/06

10.26	Offer Letter dated April 11, 2006 between the Registrant and Robert Dechant*	8-K	000-12867	10.1	4/17/06

10.27	Offer Letter dated November 2, 2005 between the Registrant and James Hamilton*	10-K	000-12867	10.27	7/31/07

10.28	Severance Benefits Agreement dated February 28, 2007, between the Registrant and James Hamilton*	10-K	000-12867	10.28	7/31/07

10.29	Robert Y. L. Mao Employment Agreement, dated as of August 7, 2006, between the registrant and Robert Y. L. Mao*	10-K	000-12867	10.29	7/31/07

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.30	Robert Y. L. Mao Employment Agreement dated as of April 29, 2008, between the registrant and Robert Y. L. Mao*	8-K	000-12867	10.1	4/30/08

10.31	Ronald A. Sege Employment Agreement dated as of April 29, 2008, between the registrant and Ronald A. Sege *	8-K	000-12867	10.2	4/30/08

10.32	Stand Alone Stock Option Agreement dated May 6, 2008 by and between Ronald A. Sege and 3Com Corporation *	10-K	000-12867	10.32	7/25/08

10.33	Stand Alone Restricted Stock Agreement dated May 6, 2008 by and between Ronald A. Sege and 3Com Corporation *	10-K	000-12867	10.33	7/25/08

10.34	Summary of Equity Appreciation Rights Plan (H3C Technologies)*	10-K	000-12867	10.31	7/31/07

10.35	3Com Corporation Section 16 Officer Severance Plan, amended and restated effective September 11, 2006 *	10-Q	000-12867	10.3	1/09/07

10.36	Above Grade Severance Plan effective September 11, 2006 *	10-K	000-12867	10.33	7/31/07

10.37	Form of Severance Benefits Agreement between the Registrant and each of the officers or former officers named in our proxy statement (other than Messrs. Mao, Sege. Masri and Murray)*	8-K	000-12867	10.3	4/4/06

10.38	Form of Management Retention Agreement between the Registrant and each of the following officers or former officers named in our proxy statement: Messrs. Goldman, Halsted, Hamilton and Willebeek-LeMair*	10-K	000-12867	10.15	8/5/05

10.39	Form of Management Retention Agreement between the Registrant and the following officers or former officers named in our proxy statements: Messrs. Dechant, Zheng and Zager and future executive officers other than Messrs. Mao, Sege, Masri and Murray*	10-K	000-12867	10.36	7/31/07

10.40	3Com Corporation Deferred Compensation Plan*	10-K	000-12867	10.23	8/9/04

10.41	Form of Indemnity Agreement between the Registrant and its officers and directors	S-3/A	333-102591	10.1	4/9/03

10.42	Office Lease, dated as of November 26, 2002, by and between Marlborough Campus Limited Partnership and the Registrant	10-K	000-12867	10.20	8/9/04

10.43	First Amendment to Lease, dated as of November 26, 2002, by and between Marlborough Campus Limited Partnership and the Registrant	10-K	000-12867	10.17	8/5/05

10.44	Second Amendment to Lease, dated as of July 18, 2005, by and between 3Com Corporation and Marlborough Campus Limited Partnership	10-Q	000-12867	10.2	4/5/05

10.45	Third Amendment to Lease, dated as of July 18, 2005, by and between 3Com Corporation and Marlborough Campus Limited Partnership	8-K	000-12867	10.1	7/22/05

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.46	Fourth Amendment to Lease dated as of December 12, 2005 by and between Marlborough Campus Limited Partnership and 3Com Corporation	10-Q	000-12867	10.1	1/09/07

10.47	Fifth Amendment to Lease dated as of October 27, 2006 by and between Bel Marlborough I LLC and 3Com Corporation	10-Q	000-12867	10.2	1/09/07

10.48	Agreement for the Lease of Hangzhou Real Property between Huawei Technologies Co. Ltd. and Hangzhou Huawei-3Com Technology Co., Ltd. dated January 1, 2004	10-Q	000-12867	10.7	10/10/06

10.49	Shareholders’ Agreement by and among Shenzhen Huawei Investment & Holding Co. Ltd., 3Com Technologies and Huawei-3Com Co., Ltd. (the “Shareholders’ Agreement”) dated as of November 15, 2003 (Certain Portions Omitted; Confidential Treatment Requested)	10-K	000-12867	10.33	8/11/06

10.50	Amendment No. 1 to the Shareholders‘ Agreement dated as of July 31, 2004 (Certain Potions Omitted; Confidential Treatment Requested)	10-K	000-12867	10.34	8/11/06

10.51	Amendment No. 2 to the Shareholders’ Agreement dated as of January 27, 2006 (Certain Portions Omitted; Confidential Treatment Requested)	10-K	000-12867	10.35	8/11/06

10.52	Credit and Guaranty Agreement dated as of March 22, 2007 among H3C Holdings Limited, as Borrower, 3Com Corporation, 3Com Holdings Limited and 3Com Technologies, as Holdco Guarantors, various Lenders, Goldman Sachs Credit Partners L.P., as Mandated Lead Arranger, Bookrunner, Administrative Agent and Syndication Agent, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	8-K	000-12867	10.1	3/23/07

10.53	Amended and Restated Credit and Guaranty Agreement dated as of May 25, 2007 and effective as of May 31, 2007 among H3C Holdings Limited, as Borrower, 3Com Corporation, 3Com Holdings Limited and 3Com Technologies, as Holdco Guarantors, H3C Technologies Co., Limited, as Guarantor, various Lenders, Goldman Sachs Credit Partners L.P., as Mandated Lead Arranger, Bookrunner, Administrative Agent and Syndication Agent, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent (the “A&R Credit Agreement”)	8-K	000-12867	10.1	5/25/07

10.54	First Amendment to A&R Credit Agreement, dated as of June 18, 2008	10-K	000-12867	10.54	7/25/08

10.55	Borrower Share Charge dated March 22, 2007 among 3Com Technologies, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	10-K	000-12867	10.53	7/31/07

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.56	Borrower Fixed and Floating Charge dated March 22, 2007 among H3C Holdings Limited, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	10-K	000-12867	10.54	7/31/07

10.57	Borrower Charge Over Bank Accounts dated March 22, 2007 among H3C Holdings Limited, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	10-K	000-12867	10.55	7/31/07

10.58	H3C Fixed and Floating Charge dated April 3, 2007 among Huawei-3Com Co., Limited, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	10-K	000-12867	10.56	7/31/07

10.59	H3C Share Mortgage dated March 30, 2007 among H3C Holdings Limited, as Mortgagor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	10-K	000-12867	10.57	7/31/07

10.60	H3C Equitable Share Charge dated March 29, 2007 among 3Com Technologies, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	10-K	000-12867	10.58	7/31/07

10.61	Deed of Charge in relation to the 100% equity interests in WFOE dated April 3, 2007 among Huawei-3Com Co., Limited, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	10-K	000-12867	10.59	7/31/07

10.62	Deed of Charge in relation to the 100% equity interests in Queenhive dated April 3, 2007 among Huawei-3Com Co., Limited, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	10-K	000-12867	10.60	7/31/07

10.63	Deed of Release made March 30, 2007 by Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent, in favour of 3Com Technologies	10-K	000-12867	10.61	7/31/07

10.64	Purchase and Sale Agreement made as of July 24, 2006 by and between 3Com Corporation and SSC II, L.P.	8-K	000-12867	10.1	7/26/06

21.1	Subsidiaries of Registrant	10-K	000-12867	21.1	7/25/08

23.1	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP					X

31.1	Certification of Principal Executive Officer					X

31.2	Certification of Principal Financial Officer					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan or arrangement