Form 10-K
period 2009-05-29
3COM CORP
filed 2009-07-27
CIK 738076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 29, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-12867

3COM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-2605794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Campus Drive Marlborough, Massachusetts (Address of principal executive offices)	01752 (Zip Code)
(508) 323-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	The NASDAQ Global Select Market
Preferred Stock Purchase Rights	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of November 28, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $769,466,763 based on the closing sale price as reported on The NASDAQ Global Select Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 10, 2009
Common Stock, $0.01 par value per share	391,069,877 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held September 23, 2009 (Proxy Statement)	Part III, to the extent stated herein

3Com Corporation
Form 10-K Annual Report
For the Fiscal Year Ended May 29, 2009

We use a 52 or 53 week fiscal year ending on the Friday nearest to May 31, with each fiscal quarter ending on the Friday generally nearest August 31, November 30 and February 28. For presentation purposes, the periods are shown as ending on August 31, November 30, February 28 and May 31, as applicable.

Our China-based networking equipment business, H3C, follows a calendar year basis of reporting and therefore results are consolidated on a two-month time lag.

3Com, the 3Com logo, H3C, Digital Vaccine, NBX, OfficeConnect, Comware, IRF, TippingPoint, TippingPoint Technologies and VCX are registered trademarks or trademark of 3Com Corporation or one of its wholly owned subsidiaries. Other product and brand names may be trademarks or registered trademarks of their respective owners.

This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the following aspects of our business: global economic slowdown and effects and strategy; core business strategy to leverage China and emphasize larger enterprise business; China-based sales region strategy, growth, dependence, expected benefits, tax rate, sales from China, expected decline in sales to Huawei and resources needed to comply with Sarbanes-Oxley and manage operations; impact of recent accounting regulations; expected annual amortization expense; environment for enterprise networking equipment; challenges relating to sales growth; trends and goals for segments and regions; pursuit of termination fee; supply of components; research and development focus; execution of our strategy; strategic product and technology development plans; goal of sustaining profitability; short-term management of cash during economic slowdown; intercompany dividends from China; ability to satisfy cash requirements for at least the next twelve months; stock repurchase program; restructuring activities and expected charges to be incurred; expected cost savings from restructuring activities and integration; potential acquisitions and strategic relationships; future contractual obligations; recovery of deferred tax assets and balance of unrecognized tax benefits; reserves; market risk; outsourcing; competition and pricing pressures; expectation regarding base interest rates; impact of foreign currency fluctuations; belief regarding meritorious defenses to litigation claims and effects of litigation; and you can identify these and other forward-looking statements by the use of words such as “may,” “can,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any forward-looking statements.

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

GENERAL

3Com Corporation (3Com or the Company) is a global enterprise networking solutions provider. 3Com has three global product and solutions brands — H3C, 3Com, and TippingPoint — that offer high-performance networking and security solutions to enterprises large and small. The H3C® enterprise networking portfolio— one of the leading enterprise networking equipment brands in China — includes products that span from the data center to the edge of the network and is targeted at large enterprises. The 3Com® family of products offers a strong price/performance value proposition for the small and medium-size businesses. Our security brand, TippingPoint®, features network-based intrusion prevention systems (IPS) and network access control (NAC) solutions that deliver in-depth, no-compromise application, infrastructure and performance protection.

We are implementing a “China Out” business strategy designed to bring the H3C product portfolio to the global marketplace. This strategy is designed to leverage a strong local “home market” position built on the design, manufacture and sales of large-scale, high-volume deployments in China. 3Com, through our H3C brand, is now one of the leaders in the enterprise networking market in China.

3Com has been a major contributor to the development of enterprise networking since the invention of Ethernet in the 1970s by 3Com’s founder, Bob Metcalfe. Based in Massachusetts, U.S.A., 3Com prides itself on its continuing commitment to innovation that improves the security, ease-of-use and performance of networks around the world. The Company leverages more than 2,400 world-class engineers to develop industry-leading networking solutions. 3Com has more than 1,400 U.S. and over 400 Chinese-issued patents, more than 1,300 pending Chinese applications as well as pending applications for 56 separate inventions outside of China that cover a wide range of networking technologies.

Our portfolio of products and services enable customers to deploy and manage business-critical data, voice, video and other advanced networking technologies in a secure, scalable, reliable and efficient network environment. Since the company’s inception, 3Com has consistently offered customer-driven technology solutions that help enterprises optimize their budgets and resources, increase productivity, and realize their business goals. 3Com designs its solutions to offer customers a unique value proposition: lower total cost of ownership (TCO) and expert, responsive service. Our data center-to-edge enterprise networking solutions offer a common operating system to streamline system management, and are based on open standards to enable the use of best-of-breed applications from other vendors. We believe we offer a broad, fresh portfolio of products and solutions that disrupt the industry status quo and deliver true “no-compromise” networking.

As disclosed above, 3Com Corporation currently maintains three principal brands — H3C for large enterprise networking customers, 3Com for small and medium-size businesses and TippingPoint for security solutions. We manage our networking equipment business based on geographic regions as follows: our China-based sales region (which includes China, Hong Kong and Japan) and our Rest of World sales region (which covers all other geographies). We also maintain TippingPoint as a separate segment. Our China-based sales region is primarily comprised of our H3C subsidiary based in Hangzhou, China, and maintains a calendar fiscal year which results in a two-month lag in reporting its results within 3Com’s consolidated results.

3Com was incorporated in California on June 4, 1979, and reincorporated in Delaware on June 12, 1997. Our corporate headquarters are currently located in Marlborough, Massachusetts. We have offices and sales capabilities in 35 countries and 60 locations worldwide. Our Web address is www.3Com.com. Available on our Web site, free of charge, are our SEC filings (including our Annual Report on Form 10-K, proxy statements on Schedule 14A, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 filings on Forms 3, 4 and 5, and any amendments to those reports) as soon as reasonably practicable after we electronically file with or furnish such material to the Securities and Exchange Commission (SEC). The information contained on our Web site is not incorporated by reference in this Annual Report on Form 10-K. Furthermore, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C., 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

MARKETS AND CUSTOMERS

3Com designs cost-effective, no-compromise networking solutions that deliver superior performance for enterprises around the world. H3C, TippingPoint and 3Com products and services help organizations realize their potential and prepare for the future. Our product and solutions portfolios address the needs of enterprises of all sizes in a number of vertical industries, including education, finance, government, health care, insurance and manufacturing. These product portfolios will continue to evolve around our goal of offering flexible, scalable, standards-based wired or wireless data/voice networks that deliver secure “anywhere, anytime” access.

Our products are built around the awareness that CIOs and IT departments are constantly under pressure to optimize the return on investment (ROI) from their data infrastructure purchases. We believe we deliver high-quality, high-performance converged networking solutions that provide exceptional business value and help customers address the following fundamental challenges:

•	Performance — Bandwidth demands have increased along with the number of users and applications — IP telephony, videoconferencing, streaming multimedia and others — on enterprise networks, yet performance requirements never abate. 3Com routers, switches and security devices provide robust throughput and traffic optimization applications to ensure high-quality networking even in the most challenging enterprise network environments.

•	Cost effectiveness — Today’s enterprise customers are seeking cost-effective solutions that optimize the value of their network infrastructure investment. 3Com products are designed to be cost-effective, competitively priced and energy efficient. 3Com’s single-pane, intuitive network management platform minimizes time spent training IT staff and network administrators, helping to further reduce overall TCO.

•	Security — Today’s enterprises need to protect themselves from a constantly evolving spectrum of internal and external threats to ensure the safety of their mission-critical information. 3Com’s pervasive network solutions provide granular oversight, control access, quarantine malicious programs and files, and restore data.

We believe that open standards-based technology delivers the best value to our customers by providing them with the widest selection of the most recently developed enterprise network applications. Our standards-based technology works in tandem with other industry leaders to deliver the best solutions to address constantly evolving business needs, delivering the flexibility our customers require to adopt the best-in-class applications that address their specific business requirements. This interoperability ensures the longevity of an enterprise’s network and its ability to evolve with the organization.

Our products are sold on a worldwide basis through a combination of value added resellers, systems integrators, distributors and direct-touch sales representatives. We have invested in a global network of sales, implementation and support teams to support customers around the world, and have five directly operated global enterprise support centers staffed by employees to service our customers in 13 different languages.

PRODUCTS AND SERVICES

3Com’s product strategy involves delivering differentiation in all three critical buying criteria categories: cost, service and technology. By applying our unique business and services model, 3Com designs its solutions to provide a low total cost of ownership, through solutions that are less expensive to acquire, power and operationally manage. 3Com also seeks to provide a new level of customer intimacy through a direct-touch customer relationship model and H3C-branded invitation-only reseller program that treats each enterprise client with a personal touch and a focus on solutions versus commodity delivery. Finally, 3Com has built a modern and innovative solutions architecture that helps companies succeed today and prepare for tomorrow through key design decisions, such as the use of merchant silicon chipsets, advanced, “single-pane” automated management, a standards-based architecture and a proactive, preventive approach to security.

For extensibility, we have implemented a service-blade architecture based on our Open Systems Networking (OSN) capability. This enables us to easily extend the capabilities of our core switching and routing products through a 100 percent compatible, slide-in approach.

The H3C Portfolio for Large Enterprises

H3C networking products address the needs of the global large enterprise market and these products can generally be classified in the following categories:

•	Networking — LAN Switches, Router and Network Management Software;

•	Security — Firewalls;

•	Emerging Technology — IP Storage and IP Video Surveillance; and

•	Services.

H3C Local Area Network, or LAN, Switches

Switches are multi-port devices, located in the network data center/core and at the network edge, that join multiple computers and peripheral devices and serve as the foundation for transporting data, voice and video over a network. We offer a number of fixed-configuration and modular chassis switches that we believe provides the performance and flexibility required by our customers.

Optimizing application delivery, enhancing employee productivity and ensuring business continuity are just a few of the benefits H3C switches deliver. H3C’s Comware® Operating System — found in all H3C enterprise solutions — provides a common platform to expedite network deployment and streamline staff training and system management. Available Intelligent Resilient Framework (IRF®) technology enables interconnected switches to act as a virtual chassis, which increases overall network resiliency, availability and performance.

Our data center-to-edge switching portfolio provides a foundation that delivers rich functionality to ensure an “always-on” network experience for end users. These products represent a broad offering, including full-featured modular, stackable and stand-alone switches ranging from 10 Megabits per second (Mbps) to multi-Terabit per second performance. Our switches are available as managed units — which are typically found in enterprise environments — and unmanaged, stand-alone units — typically used by small and medium-size organizations. Our enterprise-class switches all support the Comware Operating System, Network Access Control, or NAC, and a Web-based, graphical user interface that reduce management complexity and expedite staff training. This also enables customers to readily upgrade their networks as their business requirements grow. Our switches are built to support the convergence of data, voice and video, and include robust security features to safeguard mission-critical information. Our principal switch products are as follows:

•	Data Center/Core Routing Switches. The H3C S12500 and S9500 Series 10-gigabit multi-service core routing switches represent the next generation of high-performance switching. They are designed to fully satisfy the requirements of end users seeking high capability, high reliability and multiple services. These models are extensively deployed at the core layer of E-government networks, campus networks, education networks and other enterprise networks and core layer or aggregation layer of carriers’ IP Metro Area Networks (MAN).

•	Multi-Service Switches. The S7500E and S7500 Series high-end multi-service switch lines feature high performance, high port density and high flexibility. They can be deployed in the core layer of enterprise networks, campus networks and education MANs, in the convergence layer of carriers’ IP MANs, and in the access layer of data centers.

•	Flex-chassis switches. The S5820X and S5800 Series flex-chassis switches combine the resilient architecture and flexibility of a chassis in a compact, fixed platform. They feature high density, 10-gigabit line-rate performance and the ability to integrate applications into the network to help reduce total cost of ownership and enhance network performance. These switches are generally used in the core or edge layer of enterprise networks, campus networks and MANs. The S5820X can also be deployed as a top-of-rack solution in the data center.

•	Layer 3 Gigabit Stackable Switches. The S5500 and S5600 Series provide robust security, carrier-class reliability and excellent multi-service support capability, providing the features desired for the convergence layer of large enterprise networks or campus networks, the core layer of medium-size and small enterprise networks, and the edge layer of MANs.

•	Layer 2 and Layer 3 Intelligent and Resilient Switches. Layer 2 switches offer wire-speed Gigabit Ethernet connectivity that provides high capacity with a full range of features. Our Layer 3 switches represent the next generation of desktop switches, helping customers implement a Gigabit Ethernet core network or aggregation layer with high availability as well as scalability.

H3C Routers

Our routers, in combination with our other networking infrastructure products, provide a means of transporting converged data and voice traffic across an Internet Protocol wide area network, or IP WAN, while preserving the quality of service (QoS) required for mission-critical applications.

Our H3C portfolio includes router products from carrier-class core routers to modular routers to small business access routers designed to scale as these organizations grow. H3C router products are classified as SR, MSR and AR Series Routers. All SR Series routers are IPv6-ready and include carrier-class availability with redundancy in all key modules. MSR Series routers are oriented to support multiple-service applications, delivering wire speed and concurrent services of data, voice and video. The AR Series routers are easy to manage, offer VPN functionality and support multiple security products.

•	SR Series Routers. The SR family consists of core routers ranging from products that support a super-large capacity network core, such as national backbone networks, provincial or state backbone networks and other super-large networks (including those serving at the backbone network edge and MAN core), to those working at the core networks of industries and enterprises.

•	Intelligent Multi-Service Enterprise Core Routers. The MSR Series routers support multiple services, integrating data, voice and video in one device. MSR Series routers utilize an optimized hardware and software structure to provide embedded security and significant performance while delivering services such as IP telephony, business video, and network analysis, among others.

•	Fixed-Port Branch Routers. The AR Series access routers are fixed-port products for small enterprises and branch offices. They provide enhanced security, superior reliability and advanced QoS services.

H3C Network and Access Management System

H3C’s Web-based Intelligent Management Center (IMC) platform offers enterprises a comprehensive, end-to-end, network management solution that integrates applications, resources and users. Providing an intuitive, single-pane user interface, IMC delivers a suite of scalable tools that simplify network administration and access management on an open-standards technology platform. The unique management platform is based on a Service Oriented Architecture which we believe offers an extensive set of capabilities for managing large heterogeneous networks from the core to the edge.

H3C Security

H3C security solutions are designed to provide powerful, real-time protection, ensure continuity, lower total cost of ownership and improve network availability and control. We believe our integrated, adaptive, automated and centrally managed solutions defend enterprise networks without compromising performance.

As the information backbone of a business, an enterprise network requires high-performing, proven security solutions to protect its mission-critical data. H3C SecPath products are designed to address these needs and we believe provide powerful security defense capabilities, comprehensive virtual private network, or VPN, services and intelligent, dynamic networking features. These flexible appliances integrate denial of service (DoS), distributed denial of service (DDoS) and application-aware defense-in-depth capabilities with VPN and traffic management functionality, and deliver ample throughput to help maintain robust network performance.

H3C Firewalls

The H3C SecPath F-Series and SecBlade VPN Firewall are virtualized firewalls that combine state-of-the-art multi-core processors and the full feature set of 3Com’s Comware operating system with rich networking protocol support. We believe these solutions offer ease of integration and are designed to lower total cost of ownership. Both the SecPath F-Series and SecBlade VPN Firewall safeguard enterprise networks and data centers from attacks and misuse, while delivering policy-based multisite connectivity for real-time business-critical applications such as voice over internet protocol, or VoIP, video and collaboration.

Emerging Technology

H3C IP Storage

Currently available in China, our H3C brand is a leading developer of IP storage area network (IP SAN) offerings. IP SAN is a third-generation storage technology, and is based on the most advanced architecture and open standard IP protocol. With the goal of storage virtualization and data management standardization, H3C integrates data management technology and application service technology on standard IP architecture, delivering a unified IP storage architecture.

H3C IP Video Surveillance

Currently available in China, IP video surveillance enables our customers to leverage existing network installations and cost-effectively deliver video security. The features of our switches, routers and network management — such as Power over Ethernet (PoE) to power video devices, and network management capabilities that control access — are leveraged with surveillance equipment to deliver cost-effective video surveillance solutions. Our H3C business unit sells integrated surveillance offerings to targeted vertical customers focused on integrated security solutions.

Services

3Com service offerings for our 3Com and H3C solutions cover key aspects of support that customers need to keep their data networking solutions operating effectively, including telephone support, hardware replacement, software updates, dedicated on-site engineers and spare parts. We maintain five directly operated global enterprise support centers offering assistance in 13 languages.

The 3Com Portfolio for Small and Medium-Size Businesses

Our 3Com-branded solutions provide scalable, feature-rich, high-performance, reliable and secure standards-based networking solutions for our global customer base. 3Com-branded products and services can generally be classified in the following categories:

•	Networking;

•	IP Telephony; and

•	Services.

3Com Networking

All of our infrastructure platforms are based on open standards, which enable interoperability as well as the ability to integrate emerging technologies and applications. Products include:

•	Ethernet Switching. We offer a full range of fixed-configuration and modular Ethernet switches that deliver performance and flexibility to the edge and core of IP networks. At the edge, we include enterprise-class offerings such as the 3Com® Switch 5500, Switch 4500 and Switch 4200 families, as well as our OfficeConnect® and Baseline series switches targeted at small businesses and branch offices of larger organizations. At the core, we offer fully resilient, high-capacity and feature-rich modular switching products, including our high-density Switch 8800 and our cost-effective Switch 7750 products.

•	Wireless LAN. We offer wireless networking products and solutions that provide users with secure “anytime, anywhere” network access — whether in a branch office or in the field — to foster employee collaboration and increase productivity. Our wireless portfolio comprises high-performance, standards-based (including 802.11 a/b/g /n wireless standards) wireless solutions, as well as wireless security and policy enforcement offerings.

•	Routers. We offer routing solutions that bring enterprise-class WAN routing features, redundancy and performance to the regional offices of large enterprise customers and to the headquarters of medium-size businesses. We also offer router products which provide fixed configuration solutions to securely connect small offices and remote offices of large enterprises.

•	Security. Leveraging the award-winning TippingPoint Intrusion Prevention System (IPS) technology and its DigitalVaccine® service that automatically provides updated attack filters, 3Com has a complete line of unified security platforms that protect small and medium-size enterprises from a myriad of threats.

•	Network Management. We offer flexible and comprehensive network management application packages for advanced IT environments. Our network management applications help customers manage large and small wired and wireless networks with tools for network monitoring, bandwidth allocation, device control and fast problem resolution.

3Com Internet Protocol (IP) Telephony

Voice communications are a mission-critical function for global businesses of all types and sizes. IP is ubiquitous today both within an enterprise and outside of it, enabling software applications and computers to communicate in an efficient manner. We offer a broad portfolio of IP telephony products that work together to deliver business-focused applications, including: next-generation dial tone, IP messaging, IP presence, IP conferencing, IP mobility and IP customer contact center services. Our secure, Session Initiation Protocol (SIP)-based platforms and applications are designed to meet the performance expectations of today’s business environments: cost-effectiveness, increased user productivity and enhanced customer interactions. Our VoIP products fall within the following categories:

•	IP Telephony Platforms

•	Convergence Application Suite

•	IP Phones

3Com Services

3Com provides our channel partners and customers a single point of accountability for service performance and quality. Our global service offerings cover key aspects of support that customers need to keep their data networking and voice solutions operating effectively, including telephone support, hardware replacement, software updates, dedicated on-site engineers and spare parts. We also offer high-end professional services and training to provide complete product and service solutions to our customers.

To deliver our services, we employ a team of highly skilled and professional in-house services experts and also partner with select third-party service providers; we also offer customers the benefits of virtually integrated services resources. Additionally, we have agreements with local and regional professional services providers to augment our on-site coverage and meet the demand for our services. Our international call centers and thousands of engineers provide around-the-clock support in 13 languages.

TIPPINGPOINT SECURITY PRODUCTS

TippingPoint Security

We have a comprehensive security portfolio that includes end-to-end solutions for core-to-edge enterprise network protection. Organizations can choose to implement stand-alone or embedded security solutions that offer plug-and-play functionality, are centrally manageable and provide adaptive and dynamic protection.

Our security products include the following:

•	Intrusion Prevention Systems;

•	Security Services; and

•	Network Access Control.

TippingPoint Intrusion Prevention Systems

Our TippingPoint line of intrusion prevention systems (IPSs) is designed to analyze incoming data to prevent viruses and malicious traffic from entering the network. TippingPoint IPSs utilize high-speed network processors that operate at multi-gigabit speeds. This hardware platform is complemented by a robust security-oriented operating system and a suite of vulnerability filters that can be dynamically updated. Our TippingPoint IPS solutions offer bandwidth management, peer-to-peer (P2P) protection and default “recommended settings” that provide strong protection out of the box, yet can be fine-tuned to address an enterprise’s specific security concerns.

The TippingPoint IPS offers total packet inspection, reviewing all data processed through it for viruses and other malicious traffic to provide application protection, performance protection and infrastructure protection. Application protection capabilities provide fast, accurate, reliable protection from internal and external attacks. Through its infrastructure protection capabilities, the TippingPoint IPS protects IP telephony infrastructure, routers, switches and other critical infrastructure from targeted attacks and traffic anomalies. Our performance protection capabilities enable customers to throttle non-mission-critical applications that hijack valuable bandwidth and IT resources, thereby aligning network resources and business-critical application performance.

The switch-like performance characteristics of the TippingPoint IPS enable it to be placed at the core, in-line at the perimeter, on internal network segments, and at remote site locations with minimal or no adverse network impact. Additionally, our IPS solutions are deployed and managed using a scalable, tiered Security Management System (SMS). Using the SMS, customers implement and manage coherent, enterprise-wide security policies based on rules and thresholds set within the SMS. The SMS offers a rich reporting system that enables the automatic generation and distribution of customized reports on a scheduled basis. Support for multiple user profiles provides groups of users — such as administrators or executives — access to this management system.

TippingPoint Security Services

We provide a real-time update service, called the Digital Vaccine® service, which automatically and rapidly delivers vulnerability filters against the latest security threats. To facilitate the creation of Digital Vaccine filters, our Threat Management Center monitors and collects security intelligence from customers and security agencies around the world. Based on this intelligence, we perform investigations of new software vulnerabilities and create antidotes that are delivered directly to our products. Additionally, we offer installation, training and high-touch maintenance programs for our IPS equipment. Maintenance programs are offered as a bundled solution with our Digital Vaccine updates.

TippingPoint Network Access Control

Our TippingPoint Network Access Control (NAC) Enforcer offering provides NAC features that enable enterprises to enforce device and user policies to ensure endpoint compliance. NAC enables enterprises to verify the identity of users before allowing them to access different levels of the network.

SALES, MARKETING AND DISTRIBUTION

We use a broad distribution channel to bring our products and solutions to our customers. Our two-tier distribution channel comprises distributors and resellers. As part of our “one company three brand strategy” we also are creating an invitation-only reseller program to support our H3C-branded solutions outside of China.

Although a majority of our sales of enterprise networking products is made through our two-tier distribution channel, we also work with global systems integrators, service providers and direct marketers. Additionally, we maintain a direct-touch organization that works in conjunction with our partners.

COMPETITION

We compete in the networking infrastructure market, providing a broad portfolio of secure, converged voice and data networking products to small, medium, and large enterprises around the world and, through our H3C segment’s OEM sales, carrier customers. The market for our products is competitive, fragmented and rapidly changing. We expect competition to continue to intensify. Many of our competitors are bringing new solutions to market, focusing on specific segments of our target markets and establishing alliances and original equipment manufacturer (OEM) relationships with larger companies, some of which are our partners as well.

Cisco Systems, Inc. maintains a significant global leadership position in many of our primary markets. Our other principal competitors in the enterprise networking market include Alcatel Lucent, Brocade Communications Systems, Inc.’s Foundry Networks division, Enterasys Networks, Inc., Extreme Networks, Inc., F5 Networks, Inc., Nortel Networks, Hewlett-Packard Company’s ProCurve division and Juniper Networks, Inc. In addition, H3C also competes in certain regions with competitors such as Allied Telsis, Inc. (formerly Allied Telesyn), Buffalo Inc., Digital China, Hitachi, Huawei, and ZTE Corporation. TippingPoint’s principal competitors are IBM’s Internet Security Systems division, Juniper Networks, Inc., McAfee, Inc., Sourcefire, Inc. and Symantec Corporation. In the small-medium business market, our principal competitors are: D-Link Systems, Inc., Cisco Systems’ Linksys division, and NETGEAR, Inc. Many of our competitors are larger than us and possess greater financial resources.

We believe the primary competitive factors in the enterprise networking infrastructure market are:

•	Offer price-performance value to end-users. We believe that a strong price-performance value proposition, consisting of competitive pricing for robust equipment features and energy-efficient products, may be a material competitive factor for customers, particularly during more challenging economic times.

•	Maintain tier-one capability and presence. To maintain tier-one capability and presence, a provider must have a comprehensive distribution channel and a strong financial position. In addition, that provider must have a globally recognized and preferred brand and provide strong service and support capabilities.

•	Offer a broad line of innovative products and solutions. A provider must have extensive research and development resources to deliver a broad line of products and solutions and maintain a substantial intellectual property portfolio.

RESEARCH AND DEVELOPMENT

Our research and development approach is to focus on activities that deliver differentiated products and solutions and drive reductions in product costs. Our current areas of focus include security, convergence of applications over IP, advanced switching, routing, solutions, network security and IP storage and video surveillance. We are focused on developing solutions for the data center. For activities such as mature technologies or widely available product design components, we work with contract developers and third parties. We believe this two-fold approach increases our ability to bring products to market in a timely and cost-effective manner, ensures that we focus on the products that matter most to our customers, and clearly differentiates the products we offer from those of our competitors.

We rely on our China-based engineering talent for new product development of enterprise switches and routers, and on certain third-party developers for small- and medium-size networking offerings. Our TippingPoint segment develops the TippingPoint intrusion prevention systems and Digital Vaccine security products and services in Austin, Texas.

Our research and development expenditures were $180.0 million in fiscal 2009, $206.7 million in fiscal 2008, and $215.6 million in fiscal 2007. The majority of the decrease resulted from the migration of the Company’s non-TippingPoint research and development functions to China, resulting in a decrease in headcount of 230 employees from the prior fiscal year as the Company eliminated duplicate testing and other activities.

SIGNIFICANT CUSTOMERS AND PRODUCTS

For information regarding customer and product concentration for each of the last three fiscal years, see Note 18 to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

FINANCIAL INFORMATION ABOUT SEGMENT, FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

We market our products in all significant global markets, primarily through subsidiaries, sales offices, sales representatives, and relationships with OEMs, value-added resellers, system integrators and distributors with local presence. Segment financial data are set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, and in Note 18 of the Notes to the Company’s Consolidated Financial Statements, which appears in Item 8 of this Annual Report on Form 10-K for the fiscal year ended May 31, 2009. A significant portion of our revenues is derived from overseas operations. The profitability of our segments is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies, particularly the Chinese Renminbi. See the Geographic Information portion of Note 19 for further information relating to sales and property and equipment by geographic area and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our research and development resources are principally based in China. In addition, our TippingPoint business segment maintains a research and development team in the United States.

BACKLOG

Our backlog as of May 29, 2009, the last day of our 2009 fiscal year, was approximately $53.9 million (including $42.6 million of China-based sales region backlog as of March 31, 2009), compared with backlog of approximately $71.0 million (including $56.0 million of China-based sales region backlog as of March 31, 2008) as of May 30, 2008, the last day of our 2008 fiscal year. We include in our backlog purchase orders for which a delivery schedule has been specified for product shipment within one year. Generally, orders are placed by our customers on an as-needed basis and may be canceled or rescheduled by the customers without significant penalty to them. Accordingly, backlog as of any particular date is not necessarily indicative of our future sales.

SEASONALITY

Our China-based sales region generally experiences some seasonal effect on sales, due to the Chinese New Year in its first calendar quarter (which is 3Com’s fourth quarter). Our Rest of World sales region and TippingPoint segment revenues and earnings have not been impacted by seasonality to any significant degree.

MANUFACTURING AND COMPONENTS

The majority of our manufacturing is outsourced to contract manufacturers. Manufacturers either procure components and assemble products in quantities based on a forecast provided by us or purchase components and manufacture products only upon receiving purchase orders. The manufacturer tests the products according to our specifications. In our Rest of World sales region, products are shipped directly to our logistics provider. We generally do not own the components and our customers take title to our products upon shipment from the logistics provider or, in certain jurisdictions, upon payment. In certain circumstances, we may be liable for carrying costs and obsolete material charges for excess components purchased based on our forecasts. Our China-based sales region purchases from contract manufacturers based on purchase orders, typically takes title to the product directly from the contract manufacturer, builds an inventory position for forecasted sales and ships to the customer’s designated delivery hub.

In addition, our China-based sales region maintains an in-house manufacturing capability, primarily for pilot run, low volume production, as well as special projects. This capability includes a state-of-the-art SMT (surface mount technology) line, assembly and debugging integrated equipment.

We determine the components that are incorporated in our products and design the supply chain solution. Although we have contracts with our manufacturers, those contracts set forth a framework within which it may accept purchase orders from us. The contracts do not require them to manufacture our products on a long-term basis.

A number of vendors supply standard product integrated circuits and microprocessors for our products. We use other standard parts and components for our products where it is appropriate. Certain key components used in the manufacture of our products are sourced from single or limited sources. Based on current and forecasted demand, our contract manufacturers are expected to have an adequate supply of components required for the production of our products.

We believe this approach enables us to reduce fixed costs and to quickly respond to changes in market demand.

Our rest of World sales region has contract manufacturing arrangements with several companies, of which Lite-On and Accton Technology Corp. were the two most significant during fiscal 2009. Jabil Circuits and Accton Technology Corp. were the two most significant during fiscal 2008. Our China-based sales region has contract manufacturing arrangements principally with System Integration Electronics (SIE), Flash Electronics and Flextronics.

INTELLECTUAL PROPERTY AND RELATED MATTERS

Through our research and development activities over many years, we have compiled a substantial portfolio of patents covering a wide variety of networking technologies. This ownership of core networking technologies creates opportunities to leverage our engineering investments and develop more integrated, powerful, and innovative networking solutions for customers.

We rely on U.S. and foreign patents, copyrights, trademarks, and trade secrets to establish and maintain proprietary rights in our technology and products. We have an active program to file applications for and obtain patents in the U.S. and in selected foreign countries where potential markets for our products exist. Our general policy has been to seek to patent those patentable inventions that we expect to incorporate in our products or that we expect will be valuable otherwise. As of May 29, 2009, our Rest of World sales region had 1,450 issued U.S. patents (including 1,418 utility patents and 32 design patents) and 404 foreign issued patents. As of May 29, 2009, our TippingPoint segment had 10 issued U.S. patents (all of which are utility patents) and 2 issued foreign patents. Numerous patent applications that relate to our research and development activities are currently pending in the U.S. and other countries. We also have patent cross license agreements with other companies. As of March 31, 2009, the date of the H3C subsidiary financial statements we consolidated into our 2009 fiscal year end financial statements, the China-based sales region portfolio included 414 issued Chinese patents, over 1,300 pending Chinese applications, and 56 pending foreign applications.

Our Rest of World sales region has 25 registered trademarks in the U.S. and has a total of 486 registered trademarks in 70 foreign jurisdictions. Our TippingPoint segment has 12 registered trademarks in the U.S. and has a total of 35 registered trademarks in about 10 foreign jurisdictions. Our China-based sales region has 29 registered trademarks in China and has a total of 67 registered trademarks in 24 foreign jurisdictions. Numerous applications for registration of domestic and foreign trademarks are currently pending for our Rest of World sales region, TippingPoint segment and China-based sales region.

EMPLOYEES

Total

Sales and marketing	1,909
Customer service and supply chain operations	987
Research and development	2,453
General and administrative	519

Total	5,868

Our H3C subsidiary has 4,439 employees, our Rest of World sales regions and our corporate functions have 1,127 employees and our TippingPoint segment has 302 employees.

Our employees are not represented by a labor organization and we consider our employee relations to be satisfactory. The non-H3C subsidiary employee data is as of May 29, 2009 and our H3C subsidiary employee data is as of March 31, 2009.

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of certain restructuring actions affecting employee headcount.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the names, ages and positions held by all executive officers of 3Com as of July 24, 2009, including the principal executive officer (PEO) and principal financial officer (PFO). There are no family relationships between any director (or nominee) or executive officer and any other director (or nominee) or executive officer of 3Com.

Name	Age	Position

PEO/PFO
Robert Y. L. Mao	65	Chief Executive Officer
Jay Zager	59	Executive Vice President, Chief Financial Officer
Other Executives (in alphabetical order)
Neal D. Goldman	58	Executive Vice President, Chief Administrative and Legal Officer and Secretary
Ronald A. Sege	52	President and Chief Operating Officer
Dr. Shusheng Zheng	42	Executive Vice President, 3Com and Chief Executive Officer, H3C

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

Ronald A. Sege has been our President and Chief Operating Officer and a member of our Board of Directors since April 2008. Prior to re-joining 3Com, Mr. Sege served as President and Chief Executive Officer of Tropos Networks, Inc., a provider of wireless broadband networks, from 2004 to 2008. Prior to Tropos, Mr. Sege was President and Chief Executive Officer of Ellacoya Networks, Inc., a provider of broadband service optimization solutions based on deep packet inspection technology, from 2001 to 2004. Prior to Ellacoya, Mr. Sege was Executive Vice President of Lycos, Inc., an internet search engine, from 1998 to 2001. Prior to Lycos, Mr. Sege spent nine years at 3Com Corporation, from 1989 to 1998, serving in a variety of senior management roles including Executive Vice President, Global Systems Business Unit. Mr. Sege holds an MBA from Harvard University and a BA from Pomona College.

Dr. Shusheng Zheng has served as our Executive Vice President since May 2008, as the Chief Executive Officer of our H3C subsidiary since July 2009, and as the Chief Operating Officer of H3C from its inception in the fall of 2003 to July 2009. Previously, Dr. Zheng worked at Huawei Technologies, a leading telecommunications equipment provider based in China, from 1993 to 2003. At Huawei, Dr. Zheng held several senior management positions, including manager in the research and development department, Director of Manufacturing and Customer Service, Head of Sales and Marketing for the datacom business, and President of the switching business unit. Dr. Zheng holds a PhD in Telecommunication Science from Zhejiang University in China.

ITEM 1A.	RISK FACTORS

Risk factors may affect our future business and results. The matters discussed below could cause our future results to differ materially from past results or those described in forward-looking statements and could have a material adverse effect on our business, financial condition, results of operations and stock price.

Risk Related to Current Severe Global Economic Conditions and Related Credit Crisis

Our Operating Results Have Been Adversely Affected by Current Unfavorable Economic and Credit Conditions in Many Regions of the World and We May Continue to Experience These Conditions.

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

Our business is heavily dependent on China, a country whose historic strong growth rates have slowed significantly over the last year. In addition, the challenges we have seen in two of our other major regions, North America and Western Europe, continue. The worldwide slowdown is also impacting many countries in other geographies in which we operate, such as Eastern Europe, Asia Pacific (ex-China), the Middle East and Latin America.

We cannot predict the duration or severity of the current global economic crisis, and we cannot know the ultimate extent of its impact on our industry. These factors make it more challenging to predict our future performance. If global economic and credit conditions in the major regions in which we operate, particularly in China, persist, spread, or deteriorate further, or if we cannot respond with strategies that maximize our ability to perform in this challenging business environment, we may continue to experience a material and negative impact on our business, operating results and financial condition.

Risks Related to Ability to Sustain and Increase Profitability and the Impact of our Secured Indebtedness

While we earned a profit in our 2009 fiscal year, we have incurred significant net losses in recent fiscal periods, including $228.8 million for the 2008 fiscal year, and we may not be able to sustain or increase this profitability in the future.

While we returned to profitability in our 2009 fiscal year, we have incurred significant net losses for many years prior and cannot assure you that we will be able to sustain or increase our profitability. We face a number of challenges that have affected our operating results during the current and past several fiscal years. Specifically, we have experienced, and may continue to experience, the following:

•	declining sales in certain regions;

•	operating expenses that, as a percentage of sales, have exceeded our desired financial model;

•	significant senior leadership and other management changes;

•	significant non-cash accounting charges;

•	increased sales and marketing expense as part of a strategy to help grow our market share; and

•	disruptions and expenses resulting from our workforce reductions and employee attrition.

To sustain and increase our profitability, we must maintain or increase our sales, and if we cannot do that, we may need to further reduce costs. As we have implemented significant cost reduction programs over the last several years, it may be difficult to make significant further cost reductions without in turn impacting our sales. In addition, we may choose to reinvest some or all of any realized cost savings in future growth opportunities. Any of these events or occurrences will likely cause our expense levels to continue to be at levels above our desired model.

If we cannot overcome these challenges, reduce our expenses and/or increase our revenue, we may not be able to sustain and increase our profitability.

Our indebtedness could adversely affect our financial condition and ability to grow our business.

We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. As of May 29, 2009, our total debt balance was $200 million, of which $48 million is classified as a current liability.

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

In recent years, we have generated most of our positive cash flow from operations from our China business, and our operations outside of China have been mostly cash flow negative. The credit agreement limits our ability to dividend cash outside of China (i.e., outside of the H3C group) and requires that a substantial portion of H3C’s cash flow be used to pay down debt obligations. Accordingly, we cannot use cash generated in China to fund our operations outside of China (except under certain conditions we are permitted to dividend outside of China a portion of H3C’s annual excess cash flow (as defined by the credit agreement)). Because available and permitted dividends under the credit agreement are determined by H3C’s consolidated excess cash flow and leverage ratio (as defined under the Credit Agreement), if H3C’s results decrease, the permitted dividends, if any, we can make to our operations outside of China will likely decrease. If we do not generate or maintain appropriate cash on hand on a worldwide basis to finance operations and make investments where needed or desired, our business results and growth objectives may suffer; in particular, our cash balances outside of China could fall below our desired levels, particularly if we do not meet the conditions necessary to dividend cash up from China.

Risks Related to China-based Sales region and Dependence Thereon

We are significantly dependent on our China-based segment; if it is not successful we will likely experience a material adverse impact to our business, business prospects and operating results.

For the fiscal quarter ended May 29, 2009, our China-based sales region was profitable, accounted for approximately 55 percent of our consolidated revenue and was our only region to generate positive cash flow from operations. Our China-based sales region is subject to specific risks relating to its ability to:

•	maintain a leading position in the networking equipment market in China;

•	develop and execute strategies to operate successfully in the current global economic downturn, which has negatively impacted the Chinese economy;

•	build profitable operations in other emerging markets throughout the world, but particularly in the Asia Pacific region;

•	offer new and innovative products and services to attract and retain a larger customer base;

•	increase awareness of the H3C brand and continue to develop customer loyalty;

•	respond to rapidly changing competitive market conditions;

•	respond to changes in the regulatory environment;

•	manage risks associated with intellectual property rights;

•	maintain effective control of costs and expenses; and

•	attract, retain and motivate qualified personnel.

In China, we face competition from domestic Chinese industry participants, and as a foreign-owned business may not be as successful in selling to Chinese customers, particularly those in the public sector, to the extent that such customers favor Chinese-owned competitors.

We expect that a significant portion of our sales will continue to be derived from our China-based sales region for the foreseeable future. As a result, we are subject to economic, political, legal and social developments in China and surrounding areas; we discuss risks related to the PRC in further detail below. In addition, because we already have a significant percentage of the market share in China for enterprise networking products, our opportunities to grow market share in China are more limited than in the past. Our China-based sales region has experienced growth since its inception in part due to the growth in China’s technology industry, which may not be representative of future growth or be sustainable. We cannot assure you that our China-based sales region’s historical financial results are indicative of its future operating results or future financial performance, or that its profitability will be sustained or increased.

Given the significance of our China-based sales region to our financial results, if it is not successful, our business will likely be adversely affected.

We are dependent on Huawei Technologies, or Huawei, as a significant customer; if, as expected, Huawei significantly reduces its business with us, it will likely materially adversely affect our business results.

We historically have and currently derive a material portion of our sales from Huawei, which formerly held a significant investment in our H3C subsidiary. In the three months ended May 29, 2009, which includes results from our China-based sales region’s March 31, 2009 quarter, Huawei accounted for approximately 27 percent of the revenue for our China-based sales region and approximately 15 percent of our consolidated revenue. Huawei’s percentage of our China-based sales region’s revenues has been trending downward from 46 percent during the 3 months ended November 30, 2006, to the current level. We expect Huawei to continue to reduce its business with us and we believe that its purchases in absolute dollars will likely decrease significantly. Huawei does not have any minimum purchase requirements under our existing OEM agreement, which expires in November 2010. We believe it is likely Huawei will source products from another vendor or internally develop products it currently purchases from us. If any of these events occur, it will likely have an adverse impact on our sales and business performance. In order to minimize any adverse impact on our results from any decreased sales to Huawei, we need to successfully execute on our business strategies including, without limitation, increasing direct touch sales of enterprise-class products inside and outside of China. If we are not successful in these efforts, the risks described above, including adverse impacts to our financial results, may be heightened.

Risk Related to Core Business Strategy

If we cannot increase our enterprise account business outside of China, leveraging China as our “home market,” we likely will not reach our growth and profitability goals.

We strive to be increasingly successful in direct-touch sales for larger enterprise and government accounts in all geographic regions. In China, where we are already an established provider of networking equipment to enterprise-class customers under the H3C brand, we desire to maintain our market share. Our strategy also involves leveraging China as our “home market” for enterprise-class solutions, developing and introducing new products in China and then marketing and selling them to other regions in the global marketplace where we desire to increase our market share.

To increase market share outside of China and develop a global enterprise brand we must be increasingly successful in capturing larger enterprise and government opportunities (in addition to our small-and-medium size business). Such efforts will likely require a greater investment in sales and marketing, as well as the provision and maintenance of a global service organization that can respond to these customers. The sales cycle is generally longer for enterprise accounts (possibly yielding uneven and unpredictable revenue from quarter to quarter) when compared to our small-and-medium-size business. We also expect intense competition from larger industry participants, many of whom possess a significantly larger market share and installed base than us. We will also need to be perceived by decision making officers of large enterprises as committed for the long-term to the high-end networking business. We will also need to compete favorably on the offering of features and functionality that these enterprise customers demand; if our competitors are more effective at such efforts, our ability to convert pipeline opportunities into sales will suffer. We seek to develop and expand our global channel for our H3C product portfolio, in particular outside of China. Our push to further expand sales to large enterprises may be disruptive in a variety of ways, including the risk our increased direct-touch sales efforts are perceived by existing channel partners as competitive or viewed by market participants as indicating a diminished focus on the small-and-medium business market. We will need to maintain an infrastructure that permits us to effectively document, process, manage, ship and account for these larger transactions. To gain market share, our new global branding strategy (H3C for enterprise, 3Com for small-and-medium business and TippingPoint for security solutions) must be positively received by our customers, potential customers and channel partners. Finally, our recent increased efforts in marketing, public relations and investor relations involve risks such as management diversion and additional expense, and it is possible these efforts may not prove successful.

If we fail to manage a transition outside of China to a business model focused more heavily on enterprise-class business, we will not achieve our business goals and our business results may suffer.

Our strategy also involves execution of our integration efforts. Our H3C acquisition significantly increased the size, scope and complexity of 3Com, and we have since taken actions designed to maximize the potential of our integrated company. Overall, we seek to address the different cultures, languages and business processes of the two companies, and to leverage H3C and its brand on a global basis. Integration efforts may include streamlined research and development/engineering functions; coordinated product line management efforts; integrated sales and marketing, general and administrative, IT and supply chain functions; new branding strategies; and continued exploration of further initiatives to reduce expenses and unify the companies. We have also recently announced an effort to more fully integrate our TippingPoint business. If we are not successful in executing the integration strategies we choose to implement, our business may be harmed.

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

The market for networking solutions is intensely competitive. In particular, Cisco Systems, Inc., or Cisco, maintains a significant leadership position in this market and several of its products compete directly with our products. Cisco’s substantial resources and market leadership have enabled it to compete aggressively. Purchasers of networking solutions may choose Cisco because of its broader product line, larger installed base, substantial services organization and strong reputation in the networking market. In addition, Cisco may have developed, or could in the future develop, new technologies that directly compete with our products or render our products obsolete. We cannot assure you we will be able to compete successfully against Cisco.

We also compete with several other significant companies in the networking industry. Some of our current and potential competitors have greater market leverage, longer operating histories, greater financial, technical, sales, marketing and other resources, stronger name recognition, broader partnerships with systems integrators and enterprise channel partners and larger installed customer bases. Additionally, we may face competition from new or previously unknown companies that may offer new competitive networking solutions and/or alternative technologies that displace the need for some of our products or services. We also face the possibility that consolidation in our industry could result in two or more of our competitors becoming a single competitor with greater resources, broader sales coverage and superior products.

As we focus on new market opportunities — for example, IP storage and IP video surveillance and other advanced technologies and emerging technologies — we will increasingly compete with large telecommunications equipment suppliers as well as startup companies. We cannot assure you we will compete favorably against these competitors for these market opportunities.

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

As Huawei expands its operations, offerings and markets, there could be increasing instances where we compete directly with Huawei in the enterprise networking market. As a significant customer of our China-based segment, Huawei has had, and continues to have, access to H3C products for resale. This access enhances Huawei’s current ability to compete directly with us both in China and in the rest of the world. In addition, Huawei’s obligation not to offer or sell enterprise class, and small-to-medium size business (or SMB), routers and switches that are competitive with H3C products recently expired. Accordingly, we risk increased competition from enterprise products that Huawei internally develops and markets or sources from our equipment manufacturer competitors. Huawei currently sells products purchased from us to carrier customers (who purchase for themselves and their own enterprise customers), and it is possible Huawei will also market and sell more directly to enterprise customers in the future. Moreover, Huawei maintains a strong presence within China and the Asia Pacific region and possesses significant competitive resources, including vast engineering talent and ownership of the assets of Harbour Networks, a China-based competitor that possesses enterprise networking products and technology. We cannot predict the extent to which Huawei will compete with us. If Huawei increases its competition with us, or if we do not compete favorably with Huawei, it is likely that our business results, particularly in the Asia Pacific region and specifically in China, will be materially and negatively affected.

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

Risks Related to Operations and Distribution Channels

If we are not successful at partnering with system integrators and expanding our base of enterprise channel partners, reaching our growth and profitability goals will be more challenging and we will likely not reach our full potential.

A significant portion of enterprise networking business is conducted through and with the assistance of system integrators, or SIs, and enterprise channel partners, including value-added resellers. The industry leaders with whom we compete as a general matter maintain significant relationships with at least one SI and in some cases have stronger enterprise channels. We seek to develop and expand our global channel for our H3C product portfolio, in particular outside of China. If we are not successful at increasing the number of partnerships we maintain with these types of organizations or if the strategic relationships we enter into are not effective or successful, it will be more difficult to reach our goals, and we likely will not reach our full potential to be a leading, truly global enterprise networking company.

A significant portion of our sales is derived from a small number of distributors. If any of these channel partners reduces its business with us, our business could be adversely affected.

We distribute many of our products through two-tier distribution channels that include distributors and value added resellers, or VARs. In some instances, we also use a system integrator. A significant portion of our sales is concentrated among a few distributors; our two largest distributors accounted for a combined 16 percent of our consolidated revenue for the three months ended May 29, 2009. If either of these distributors reduces its business with us, our sales and overall results of operations could be adversely affected.

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

Our supply chain function involves the management of numerous external suppliers, vendors and contract manufacturers. We source component parts for our products from numerous vendors and outsource principally all of our manufacturing, a significant portion of our logistics and fulfillment functions and a portion of our service and repair functions. If we cannot adequately manage our supply chain, our business results and financial condition will likely suffer. Our ability to manage our supply chain successfully is subject to the following risks, among others:

•	our ability to accurately forecast demand for our products and services;

•	our reliance on, and long-term arrangements with, third-party manufacturers (which places much of the supply chain process out of our direct control, heightens the need for accurate forecasting and reduces our ability to transition quickly to alternative supply chain strategies); and

•	our ability to minimize disruptions to our logistics and effectively manage disruptions that do occur.

We cannot be certain that in the future our suppliers will be able or willing to meet our demand for components in a timely and cost-effective manner. There has been a trend toward consolidation of vendors of electronic components. Our reliance on a smaller number of vendors and the inability to quickly switch vendors increases the risk of logistics disruptions, unfavorable price fluctuations or disruptions in supply. From time-to-time, supplies of certain key components have become tighter. We risk adverse impact to our gross margin to the extent there is a resulting increase in component costs and time necessary to obtain these components.

If overall demand for our products or the mix of demand for our products is significantly different from our expectations, we may face inadequate or excess component supply or inadequate or excess manufacturing capacity. This would result in orders for products that could not be manufactured in a timely manner, or a buildup of inventory that could not easily be sold. Either of these situations could adversely affect our market share, sales and results of operations or financial position.

If we fail to adequately evolve our financial and managerial control and reporting systems and processes, our ability to manage and grow our business may be negatively affected.

Our ability to successfully offer our products and services and implement our business plan in a rapidly evolving market depends in part upon effective planning and management processes and systems. Our company has undergone substantial change in the last several years, including strategic changes, operational changes, personnel changes and structural changes. We have had significant turnover in the executive management team and other parts of our employee population, acquired H3C (which has experienced considerable growth over a short period of time and now represents more than half of our revenue) and implemented substantial downsizing in our businesses and infrastructure outside of China. In spite of these changes, we will need to continue to improve, integrate and upgrade our financial and managerial control and our reporting systems and procedures in order to manage our business effectively, analyze and make sound business decisions and improve efficiencies. If we fail to implement improved systems and processes, our ability to manage our business and results of operations could be adversely affected.

Risks Related to our Operations in the People’s Republic of China

China’s legal and regulatory regime and changing political and economic environment may impact our business in China.

As a result of the historic reforms of the past several decades, multiple government bodies are involved in regulating and administrating affairs in the technology industry in China. These government agencies have broad discretion and authority over various aspects of the networking, telecommunications and information technology industry in China; accordingly their decisions may impact our ability to do business in China. Any of the following changes in China’s political and economic conditions, laws, regulations and governmental policies could have a substantial impact on our business:

•	the promulgation of new laws and regulations and the interpretation of those laws and regulations;

•	enforcement and application of rules and regulations by the Chinese government;

•	the introduction of measures to control growth or inflation or stimulate growth;

•	any actions that limit our ability to develop, manufacture, import or sell our products in China, or export our products outside of China, or to finance and operate our business in China; or

•	laws, rules or regulations that negatively impact our ability to pay dividends from China to outside of China, or impose restrictions (including conditions or timing restrictions) or additional taxes on such dividends.

Due to our dependence on China, if China were to experience a broad and prolonged economic slowdown, our results of operations would suffer. China has been adversely impacted by the global economic slowdown, and government efforts to restore growth rates may not be effective. The Chinese government has also from time-to-time implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

Uncertainties with respect to the Chinese legal and regulatory system may adversely affect us.

We conduct our business in China primarily through H3C Technologies Co., Limited, a Hong Kong entity which in turn owns several Chinese entities. These entities are generally subject to laws and regulations applicable to foreign investment in China. In addition, there are uncertainties regarding the interpretation and enforcement of laws, rules, regulations and policies in China. Because many laws and regulations are relatively new and the Chinese legal and regulatory system is still evolving, the interpretations of many laws, regulations and rules are not always uniform and local provincial or central authorities may exercise significant discretion in applying them. Moreover, the interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. Finally, enforcement of existing laws or contracts based on existing law may be uncertain, and it may be difficult to obtain swift and equitable enforcement, or to obtain enforcement of a judgment by a court of another jurisdiction. Any litigation in China may be protracted and result in substantial costs and diversion of resources and management’s attention. Administrative processes and operational decisions are subject to the risks and uncertainties described above, which could result in delays and changed positions.

If PRC tax benefits available to us are reduced or repealed, our profitability or cash flow could suffer.

Effective January 1, 2008, a new corporate income tax rate of 25 percent (phased-in over time for certain companies) applies to companies subject to income tax in China. Companies which benefited from preferential tax rates and rulings under the previous Chinese tax law can continue to enjoy those concessions, subject to transitional rules. In our case, our principal operating subsidiary in China (H3C) was entitled to tax concessions which began in 2004. These concessions exempted H3C from the PRC income tax for 2004 and 2005 and entitle it to a 50 percent reduction in income tax in 2006-2008. (H3C maintains a calendar fiscal year end.) Calendar 2008 was the final year of the 50 percent reduction. Although the regular rate under the new tax law is 25 percent, the new tax law also provides for a reduced tax rate of 15 percent for companies which qualify as “new and high technology” enterprises. Our H3C subsidiary in China has now qualified for this reduced 15% rate under the new tax law. Therefore we currently expect that our long-term rate in China will be 15%. However, calendar year 2008 was the final year of our tax concessions under the old law and the first year of our 15% reduced rate under the new law. There is currently some uncertainty as to whether we can continue to enjoy the benefit of the final year of our concessions at the same time as the reduced rate under the new law. The final determination of our 2008 statutory income tax rate in China is subject to approval by the local tax office and we expect them to consider the complex rules concerning existing concessions under the transition rules, as well as guidance from the PRC State Tax Administration, in granting this approval. Until this uncertainty is clarified, accounting rules require us to provide for income tax for 2008 at the full 15% rate.

Dividends declared and paid by our Chinese subsidiary from post 2007 earnings are currently subject to a 5% withholding tax discussed below.

If tax benefits we currently enjoy are withdrawn or reduced, or if new taxes are introduced which have not applied to us before, there would likely be a resulting increase to our statutory tax rates in the PRC. Increases to tax rates in the PRC, where we are profitable, could adversely affect our results of operations and cash flow.

If the Chinese VAT Authorities discontinue, reduce, or defer the VAT Software Subsidy Program, our results will likely be adversely affected.

We benefit from a program run by the Chinese authorities which effectively provides us with nontaxable subsidy payments based on a percentage of the value-added tax, or VAT, collected by H3C on the sales of our software. We have recorded substantial income from this program since inception. The VAT subsidy payments are recorded in “other income” on a cash basis when actually received from the government. The timing of the receipt of payments is subject to the discretion of the Chinese tax authorities who must approve our application for the subsidy. The program ends on December 31, 2010 and is subject to the complete discretion of the Chinese tax authorities and may be discontinued, reduced, or deferred at any time. If this occurs, our results of operations will likely be adversely affected.

H3C is subject to restrictions on paying dividends and making other payments to us.

Chinese regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with Chinese accounting standards and regulations. Our principal operating entity in China is required to set aside a portion of its after-tax profits — currently 10 percent up to 50% of registered capital — according to Chinese regulations, to fund certain reserves. The Chinese government also imposes controls on the conversion of Renminbi into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. These restrictions may in the future limit our ability to receive dividends or repatriate funds from China or impact the timing of such payments. In addition, as discussed elsewhere in this Risk Factors section, the credit agreement governing our senior secured loan also imposes significant restrictions on our ability to pay dividends or make other payments from China to our other segments. Because available and permitted dividends under the credit agreement are determined by H3C’s consolidated excess cash flow and leverage ratio (as defined under the Credit Agreement), if H3C’s results decrease, the permitted dividends, if any, will likely decrease. While we are in default, or event of default, under the credit agreement we may not make permitted dividend payments. Finally, under a new PRC tax law all distributions of earnings realized from 2008 onwards from our PRC subsidiaries to our subsidiary in Hong Kong will be subject to a withholding tax at a rate of 5%. Our main PRC subsidiary generates the cash used to pay principal and interest on our H3C loan. Accordingly, we will in the future be required to earn proportionately higher profits in the PRC to service principal and interest on our loan, or be forced to fund any deficiencies from cash generated from other geographies. In sum, if we do not generate or maintain appropriate cash on hand on a worldwide basis to finance operations and make investments where needed or desired, our business results and growth objectives may suffer; in particular, our cash balances outside of China could fall below our desired levels.

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

High technology products sometimes contain undetected software or hardware errors when new products or new versions or updates of existing products are released to the marketplace. We cannot assure you our testing programs will be adequate to detect all defects. Undetected errors could result in customer dissatisfaction, reduced sales opportunities, higher than expected warranty and service costs and expenses and the recording of an accrual for related anticipated expenses. From time to time, such errors or component failures could be found in new or existing products after the commencement of commercial shipments. These problems may have a material adverse effect on our business by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from new product development efforts, delaying the recognition of revenue and causing significant customer relations problems. Further, if products are not accepted by customers due to such defects, and such returns exceed the amount we accrued for defect returns based on our historical experience, our operating results would be adversely affected.

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

Whether we are defending the assertion of intellectual property rights against us, or asserting our intellectual property rights against others, intellectual property litigation can be complex, costly, protracted, and highly disruptive to business operations because it may divert the attention and energies of management and key technical personnel. Further, plaintiffs in intellectual property cases often seek injunctive relief and the measures of damages in intellectual property litigation are complex and often subjective and uncertain. In addition, such litigation may subject us to counterclaims or other retaliatory actions that could increase its costs, complexity, uncertainty and disruption to the business. Thus, the existence of this type of litigation, or any adverse determinations related to such litigation, could subject us to significant liabilities and costs. Any one of these factors could adversely affect our sales, gross margin, results of operations, cash flow or financial position.

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

Many of our competitors, such as telecommunications, networking, and computer equipment manufacturers, have large intellectual property portfolios, including patents that may cover technologies that are relevant to our business. In addition, many smaller companies, universities, patent holding companies and individual inventors have obtained or applied for patents in areas of technology that may relate to our business. The industries in which we operate continue to be aggressive in assertion, licensing and litigation of patents and other intellectual property rights. It is very expensive to defend claims of patent infringement and we expect over time to incur significant time and expense to defend these claims and defend, protect, preserve and maintain our portfolio.

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

We lease properties in the United States and a number of foreign countries. For information regarding property, plant and equipment by geographic region for each of the last two fiscal years, see Note 19 to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

The following table summarizes our significant leased real estate properties as of May 29, 2009:

Location	Sq. Ft.	Owned/Leased	Primary Use

United States — Boston Area	175,000	Leased	Corporate headquarters, Rest of World (ROW)Segment Administration, and customer service.
United States — Austin Area	87,000	Leased	TippingPoint’s main office, research and development, and customer service.
Europe — U.K.	39,000	Leased	Corporate and ROW offices; ROW customer service.
China — Hangzhou	1,706,029	Leased	H3C office, research and development, manufacturing, sales, and training.
China — Beijing	512,275	Leased	Global research and development, training; H3C sales and customer service.

As part of our initiatives to maximize our efficiency, we are consolidating our operations wherever feasible and are actively engaged in efforts to dispose of excess facilities. As of May 29, 2009, we lease and sublease to third-party tenants approximately 2,850 square feet in one of our North America leased locations under a sub-lease that expires in fiscal 2011.

We believe that our facilities are adequate for our present needs in all material respects.

ITEM 3.	LEGAL PROCEEDINGS

The material set forth in Note 21 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Global Select Market under the symbol COMS and has been traded on NASDAQ since our initial public offering on March 21, 1984. The following table sets forth the high and low sale prices as reported on NASDAQ during the last two fiscal years. As of June 26, 2009, we had approximately 4,353 stockholders of record. We have not paid, and do not anticipate that we will pay, cash dividends on our common stock.

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low

First Quarter	$2.59	$1.83	$4.81	$3.24
Second Quarter	2.85	1.43	5.11	3.22
Third Quarter	2.66	1.81	4.60	2.76
Fourth Quarter	4.39	2.06	3.41	1.76

The following table summarizes repurchases of our stock, including shares returned to satisfy tax withholding obligations, in the quarter ended May 29, 2009:

				Total Number of	Approximate Dollar
	Total			Shares Purchased as	Value of Shares
	Number		Average	Part of Publicly	that May yet Be
	of Shares		Price Paid	Announced Plans or	Purchased Under the
Period	Purchased		per Share	Programs(1)	Plans or Programs

February 28, 2009 through March 27, 2009	59,315	(2)	$2.66	—	$50,046,813
March 28, 2009 through April 24, 2009	44,458	(2)	3.55	—	50,046,813
April 25, 2009 through May 29, 2009	407,079	(2)	4.05	—	50,046,813

Total	510,852		$3.85	—	$50,046,813

(1)	On September 24, 2008, our Board of Directors approved a stock repurchase program providing for repurchases of up to $100.0 million through September 23, 2009.

(2)	Consists of shares surrendered to us to satisfy tax withholding obligations that arose upon the vesting of restricted stock awards and units of 59,315 in March 2009, 44,458 in April 2009 and 407,079 in May 2009.

COMPARISON OF STOCKHOLDER RETURN

Set forth below is a line graph comparing the cumulative total return of our common stock with the cumulative total return of the Standard & Poor’s 500 Stock Index, our New Peer Group(1) and our Old Peer Group(1) for the period commencing on May 28, 2004 and ending on May 29, 2009 (fiscal year end)(2)(3). We historically have constructed our peer group based on comparable market offerings and strategy, revenue composition and size. In re-evaluating our peer group this year, we removed one peer that is no longer publicly-traded and six peers we believe no longer provide a meaningful comparison due to differences in size, scope and/or primary strategic or market focus. We also added five new peers; in light of the evolving nature of our business and our current strategic and market focus, we believe these additions to the peer group provide a more meaningful comparison. This information shall not be deemed to be “filed” with the Securities and Exchange Commission and shall not be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless we specifically incorporate it by reference.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among 3Com Corporation, The S&P 500 Index,
A New Peer Group And An Old Peer Group

*	$100 invested on 5/28/04 in stock or 5/31/04 in index, including reinvestment of dividends. Indexes calculated on month-end basis.

Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	5/28/04	6/3/05	6/2/06	6/1/07	5/30/08	5/29/09
3Com Corporation	100.00	54.71	73.57	72.49	38.95	66.77
S&P 500	100.00	108.24	117.59	144.39	134.72	90.84
Old Peer Group	100.00	94.33	111.30	151.75	152.99	110.02
New Peer Group	100.00	91.21	89.69	118.83	118.59	86.65

(1)	Our New Peer Group consists of Brocade Communications Systems, Inc., Cisco Systems Inc., Extreme Networks, Inc., F5 Networks, Inc., Juniper Networks, Inc., McAfee, Inc., Riverbed Technology, Inc., and Symantec Corporation. Our Old Peer Group consists of Alcatel Lucent, Cisco Systems Inc., D-Link Corporation, Extreme Networks, Inc., Hewlett-Packard Company, McAfee, Inc., Netgear Inc., Nortel Networks Limited and Sourcefire, Inc. Foundry Networks, Inc. was acquired and has therefore been removed from the Peer Groups.

(2)	Assumes that $100.00 was invested on May 28, 2004 in our common stock and each index, and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

(3)	3Com uses a 52-53 week fiscal year ending on the Friday nearest to May 31.

ITEM 6.	SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Our fiscal year ends on the Friday closest to May 31. Fiscal 2009 consists of the 52 weeks ended May 29, 2009. Fiscal year 2008 consists of the 52 weeks ended May 30, 2008. Fiscal 2007 consisted of 52 weeks and ended on June 1, 2007. Fiscal year 2006 consisted of 52 weeks and ended on June 3, 2006. Fiscal year 2005 consisted of 53 weeks ended on June 2, 2005. For convenience, the consolidated financial statements have been shown as ending on the last day of the calendar month. The following balance sheet data and statements of operations data for each of the five years ended May 31, 2009 were derived from our audited consolidated financial statements. Consolidated balance sheets as of May 31, 2009 and 2008 and the related consolidated statements of operations and cash flows for each of the three years in the period ended May 31, 2009 and notes thereto appear elsewhere in this Annual Report on Form 10-K.

During our fiscal 2006 we acquired a majority ownership of our then H3C joint-venture. Effective with the acquisition we began consolidating our H3C subsidiary’s results on a 2 month lag as our H3C subsidiary follows a calendar year end. We reflected a minority interest on the balance sheet and in the statement of operations for Huawei’s remaining interest. On March 29, 2007 we acquired Huawei’s remaining interest and therefore the minority interest was eliminated and no minority interest in our subsidiaries assets existed after that date.

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

	Fiscal Year May 31,
	2009		2008		2007	2006	2005
	(In thousands, except per share amounts)

Sales	$1,316,978		$1,294,879		$1,267,481	$794,807	$651,244
Net income (loss)	114,725	(1)	(228,841	)(2)	(88,589)	(100,675)	(195,686)
Income (loss) from continuing operations	114,725	(1)	(228,841	)(2)	(88,589)	(100,675)	(195,686)
Income (loss) per share from continuing operations
Basic and diluted	$0.29		$(0.57)		$(0.22)	$(0.26)	$(0.51)

(1)	During fiscal 2009 the Company had gains of $85.2 million as a result of a favorable patent dispute resolution and from the sale of patents.

(2)	During fiscal 2008 the Company recorded a goodwill impairment charge of $158.0 million the TippingPoint reporting unit.

	Balances as of May 31,
	2009	2008	2007	2006	2005
	(In thousands)

Cash, equivalents and short-term investments	$644,175	$503,644	$559,217	$864,347	$844,104
Total assets	1,815,357	1,775,130	2,151,092	1,861,361	1,592,967
Working capital(1)	434,460	305,444	257,614	778,064	667,949
Deferred taxes and long-term obligations	40,729	22,367	23,725	13,788	8,484
Long term debt	152,000	253,000	336,000	—	—
Retained deficit	(1,290,522)	(1,405,247)	(1,176,406)	(1,087,512)	(967,952)
Stockholders’ equity	1,112,175	995,302	1,151,299	1,202,362	1,274,923

(1)	Working capital is defined as total current assets less total current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of Part II of this Annual Report on Form 10-K.

BUSINESS OVERVIEW

We are a global enterprise networking solutions provider incorporated in Delaware. A pioneer in the computer networking industry, we have three global product and solutions brands — H3C, 3Com, and TippingPoint — that offer high-performance networking and security solutions to enterprises large and small. These organizations range across a number of vertical industries, including education, finance, government, healthcare, insurance, manufacturing and real estate. The H3C® enterprise networking portfolio — one of the leading large enterprise networking equipment brands in China — includes products that span from the data center to the edge of the network and is targeted at large enterprises. The 3Com® family of products offers a strong price/performance value proposition for the small and medium businesses. Our security brand, TippingPoint® features network-based intrusion prevention systems (IPS) and network access control (NAC) solutions, which deliver in-depth, no-compromise application, infrastructure and performance protection.

We believe our portfolio of products and services enable customers to deploy and manage business-critical voice, video, data and other advanced networking technologies in a secure, scalable, reliable and efficient network environment. We believe we have consistently offered customer-driven technology solutions that help enterprises optimize their budgets and resources, increase productivity, and realize their business goals. 3Com designs its solutions to offer customers a unique value proposition: lower total cost of ownership (TCO) and expert, responsive service. Our data center-to-edge enterprise networking solutions offer a common operating system to streamline system management, and are based on open standards to enable the use of best-of-breed applications from other vendors. We believe we offer a broad, fresh portfolio of products and solutions that disrupt the industry status quo and deliver true “no-compromise” networking.

We believe we deliver high-quality, high-performance converged networking solutions that provide exceptional business value and help customers address the following fundamental challenges:

•	Performance — Bandwidth demands have increased along with the number of users and applications — IP telephony, videoconferencing, streaming multimedia and others — on enterprise networks, yet performance requirements never abate. 3Com routers, switches and security devices provide robust throughput and traffic optimization applications to ensure high-quality networking even in the most challenging enterprise network environments.

•	Cost effectiveness — Today’s enterprise customers are seeking cost-effective solutions that optimize the value of their network infrastructure investment. 3Com products are designed to be cost-effective, competitively priced and energy efficient 3Com’s single-pane, intuitive network management platform minimizes time spent training IT staff and network administrators, helping to further reduce overall TCO.

•	Security — Today’s enterprises need to protect themselves from a constantly evolving spectrum of internal and external threats to ensure the safety of their mission-critical information. 3Com’s pervasive network solutions provide granular oversight, control access, quarantine malicious programs and files, and restore data.

We focus on delivering superior networking solutions that offer a cost advantage to our customers through solutions that are less expensive to acquire, power and operationally manage. Our products are designed to provide superior value through capability design as well as other cost conscious features such as lower power requirements, and inter-operability in multi-vendor networks.

We believe that our global presence, brand identity, strong development organization and intellectual property portfolio provide a solid foundation for achieving our objectives.

Our products are sold on a worldwide basis through a combination of value added resellers, distributors and direct-touch sales representatives. We also work with service providers to deliver managed networking solutions for enterprise customers.

Headquartered in Marlborough, Massachusetts, we have worldwide operations, including sales, marketing, research and development, and customer service and support capabilities.

Our products and services can generally be classified in the following categories:

•	Networking;

•	Security;

•	Voice; and

•	Services.

We have undergone significant changes in recent years, including:

•	Significant changes to our executive leadership;

•	the formation and subsequent 100 percent acquisition of our China-based H3C subsidiary;

•	financing a portion of the purchase price for our acquisition of H3C by entering into a $430 million senior secured credit agreement ;

•	restructuring activities, which included outsourcing of information technology, certain manufacturing activity in our Networking Business, significant headcount reductions in other functions, and selling excess facilities; and

•	integration activities following our H3C acquisition, including in our research and development and supply chain organizations and integrating our TippingPoint segment.

Business Environment and Future Trends

We operate today in a rapidly changing business environment due to the severe credit and adverse market conditions in many of the world’s economies. The current global financial crisis has led to significant business slowdowns around the world. It is therefore increasingly difficult to predict future business conditions in the market for enterprise networking equipment. Our business is highly dependent on the Chinese economy, which has experienced strong growth in recent years. Our success in China has been due to the success of the direct-touch enterprise model, a mixture of core and new products and solution selling, and value creation for customers. While we believe that China may have been less affected than other regions by the global economic slowdown, it is now experiencing the effects of the downturn and our growth has slowed in China. It is difficult to predict the extent of the slowdown on our China business at this time. Additionally, we expect a significant reduction in sales to our largest customer, Huawei Technologies, during fiscal year 2010. For our operations outside of China, which we call “Rest of World,” we expect the challenging business environment to continue in the foreseeable future. In Rest of World, we are experiencing reduced demand for our products, delayed or cancelled purchases and longer sales cycles. Our Rest of World operations have been adversely impacted by the global economic crisis.

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

Technology Strategy

We believe our principal research and development base in China provides a strong foundation for our global product development. Our strategy involves continuing to innovate, using China as a home market to introduce new products in the networking equipment industry and related markets and providing leading solutions for global markets. Our approach is to focus on activities that deliver differentiated products and solutions and drive reductions in product costs. Our current areas of focus include security, convergence of applications over IP, advanced switching, routing solutions and other advanced technologies.

Revenue and Market Share Goals

We believe that our differentiated, comprehensive product portfolio which provides end-to-end IP solutions based on open standards offers a compelling value proposition for customers, particularly in the current economic environment.

Our intention is to leverage our global footprint to more effectively sell these products. A key element of our strategy is to increasingly focus on sales to larger enterprise and government accounts in all of our regions.

We intend to execute on three regional strategies as follows:

•	China — In China, we have been successful in direct-touch sales to enterprise and government customers. To maintain a leadership position in China, we intend to increase our focus on direct-touch sales as well as pursue other distribution channels. We believe that growing market share in China will be more challenging than in the past given that we already have a significant enterprise networking market share in China. We also intend to continue to introduce innovative new product offerings in the China market, such as IP video surveillance and IP storage, which may offer additional growth opportunities.

Our strategy involves leveraging our significant China-based engineering team and strong brand of networking solutions designed for enterprise and government accounts into greater success in markets outside of China, as further described below.

•	Emerging markets outside of China — We expect to target growth opportunities outside of China in other developing markets. We believe that our successful penetration of the Chinese market has provided experience that is transferable to many emerging markets. We believe this experience will position us to gain market share in developing markets.

•	Developed global markets — Our goal in developed markets is to increase our market share. Our strategy is to focus on large enterprise and government accounts and to implement this strategy we intend to increase go to market resources. We intend to offer these customers our comprehensive end to end solutions and highlight our products’ price to performance value proposition and energy efficiency. As discussed earlier, the results of these efforts have been hampered by the global economic slowdown.

Profitability and Cash Generation Objectives

We believe that our long-term success is also dependent on our ability to increase our overall profit and cash generation. We believe that by continuing to integrate our worldwide operations we can achieve further operational efficiencies to support continued investment in sales and marketing to grow our business. We may also continue to require targeted investments in infrastructure designed to meet our market share growth objectives.

For our TippingPoint business we plan to focus on growing its top line and improving operational efficiency and segment profitability. We plan to achieve operational efficiency by integrating supply chain and finance activities, among others. We also plan to leverage our existing sales channels and global footprint to more effectively sell TippingPoint products and services.

Segment Reporting

In the prior fiscal year we reported H3C, Data and Voice Business Unit (“DVBU”), TippingPoint Security Business (“TippingPoint”) and Corporate as segments. In the first quarter of fiscal 2009, we realigned the manner in which we manage our business and internal reporting, and based on the information provided to our chief operating decision-maker (CODM) for purposes of making decisions about allocating resources and assessing performance, we have two primary businesses, our Networking Business and TippingPoint Security Business. Accordingly, our previously reported segment information has been restated to reflect our new operating and reporting structure. Our Networking Business consists of the following sales regions as operating segments: China-based, Asia Pacific Region excluding China-based sales region (Japan and Hong Kong SAR) (APR), Europe Middle East and Africa (EMEA), Latin America (LAT), and North America (NA) regions. The APR, EMEA, LAT and NA operating segments have been aggregated given their similar economic characteristics, products, customers and processes, and have been consolidated as one reportable segment, “Rest of World”. The China-based sales region does not meet the aggregation criteria at this time.

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

BASIS OF PRESENTATION

Our fiscal year ends on the Friday closest to May 31. Fiscal 2009 consisted of 52 weeks and ended on May 29, 2009. Fiscal year 2008, consisted of 52 weeks ended on May 30, 2008, and fiscal year 2007 consisted of 52 weeks and ended on June 1, 2007. For convenience, the consolidated financial statements have been shown as ending on the last day of the calendar month.

Our 3Com Technologies subsidiary completed the purchase of Huawei’s remaining interest in H3C for $882 million in March 2007. Our H3C subsidiary follows a calendar year basis of reporting and therefore, H3C is consolidated on a two-month lag.

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

Revenue recognition:  We recognize a sale when the product has been delivered and risk of loss has passed to the customer, collection of the resulting receivable is reasonably assured, persuasive evidence of an arrangement exists, and the fee is fixed or determinable. The assessment of whether the fee is fixed or determinable considers whether a significant portion of the fee is due after our normal payment terms. If we determine that the fee is not fixed or determinable, we recognize revenue at the time the fee becomes fixed and determinable, provided that all other revenue recognition criteria have been met. Also, sales arrangements may contain customer-specific acceptance requirements for both products and services. In such cases, revenue is deferred at the time of delivery of the product or service and is recognized upon receipt of customer acceptance.

For arrangements that are not considered software arrangements and which involve multiple elements, such as sales of products that include maintenance or installation services, revenue is allocated to each respective element. We use the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and objective evidence of the fair value of all the undelivered elements exists. Under the residual method, the revenue related to the undelivered element is deferred at its fair value and the remaining portion of the arrangement fee is recognized as revenue. If evidence of fair value of one or more undelivered elements does not exist, revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

We assess collectability based on a number of factors, including general economic and market conditions, past transaction history with the customer, and the creditworthiness of the customer. If we determine that collection of the fee is not reasonably assured, then we defer the fee and recognize revenue upon receipt of payment. We do not typically request collateral from our customers. In our China-based sales region, certain customers pay accounts receivable with notes receivable from Chinese banks with maturities less than six months. These are also referred to as “bankers’ acceptances”.

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

For sales of products that contain software that is marketed separately, we apply the provisions of AICPA Statement of Position 97-2, “Software Revenue Recognition,” as amended. Accordingly, we apply SOP 97-2 for the majority of sales from our TippingPoint segment, our voice sales from our Networking Business and other insignificant specific product sales within our Networking Business. We generally sell our software products with maintenance services, which includes the rights to unspecified updates and product support, and, in some cases, also with consulting services. For these undelivered elements, we determine vendor-specific objective evidence (VSOE) of fair value to be the price charged when the undelivered element is sold separately. We determine VSOE for maintenance sold in connection with product based on the amount that will be separately charged for the maintenance renewal period. We determine VSOE for consulting services by reference to the amount charged for similar engagements when a software license sale is not involved.

We recognize revenue from software licenses sold together with maintenance and/or consulting services upon shipment using the residual method, provided that the above criteria have been met. Under the residual method, revenue associated with undelivered elements is deferred at its VSOE of fair value, and any remaining amounts are considered related to the delivered elements and recognized providing all other revenue recognition criteria are met. If VSOE of fair value for the undelivered elements cannot be established, we defer all revenue from the arrangement until the earlier of the point at which such sufficient VSOE does exist or all elements of the arrangement have been delivered.

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

Goodwill and intangible assets:  We apply the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” to goodwill and intangible assets with indefinite lives which are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. We performed our annual goodwill impairment review as of February 27, 2009 for our TippingPoint segment and December 31, 2008 for our China-based region (as our China-based region reports on a two month lag), and noted no impairment of goodwill or intangible assets with indefinite lives. There were no triggering events in the fourth quarter of fiscal year 2009 that required an additional impairment test. In the fourth quarter of fiscal 2008 we conducted an additional impairment test of our goodwill and indefinite lived intangible assets due to the decline of our stock price which resulted in a $158.0 million impairment charge to our TippingPoint goodwill as discussed in Note 9. In estimating the fair value of our reporting units, we relied on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. Reporting unit valuations have been calculated using a combination of an income approach based on the present value of future cash flows of each reporting unit and a market approach. The income approach incorporates many assumptions including future growth rates, discount factors, expected capital expenditures and income tax cash flows. Changes in economic and operating conditions impacting these assumptions could result in a goodwill impairment in future periods. In conjunction with our annual goodwill impairment tests, we reconcile the sum of the valuations of all of our reporting units to our market capitalization as of such dates.

Stock-based Compensation.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), which requires all stock-based compensation to employees (as defined in SFAS No. 123(R)), including grants of employee stock options, restricted stock awards, and restricted stock units, to be recognized in the financial statements based on their fair values.

Estimates of the fair value of equity awards granted in future periods will be affected by the market price of our common stock, as well as the actual results of certain assumptions used to value the equity awards. These assumptions include, but are not limited to, the expected volatility of the common stock, the expected term of options granted, and the risk free interest rate.

The fair value of stock options and employee stock purchase plan shares is determined by using the Black-Scholes option pricing model and applying the single-option approach to the stock option valuation. The options generally have vesting on an annual basis over a vesting period of four years. We estimate the expected option term by analyzing the historical term period from grant to exercise and also considers the expected term for those options that are outstanding. The expected term of employee stock purchase plan shares is the purchase periods under each offering period. The volatility of the common stock is estimated using historical volatility.

The risk-free interest rate used in the Black-Scholes option pricing model is determined by looking at historical U.S. Treasury zero-coupon bond issues with terms corresponding to the expected terms of the equity awards. In addition, an expected dividend yield of zero is used in the option valuation model, because we do not expect to pay any cash dividends in the foreseeable future. Lastly, in accordance with SFAS No. 123(R), we are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. In order to determine an estimated pre-vesting option forfeiture rate, we analyzed historical forfeiture data, which yielded a current forfeiture rate of 23 percent as of the end of the current fiscal year. We believe this historical forfeiture rate to be reflective of our anticipated rate on a go-forward basis. An estimated forfeiture rate has been applied to all unvested options and restricted stock outstanding as of June 1, 2006 and to all options and restricted stock granted since June 1, 2006. Therefore, stock-based compensation expense is recorded only for those options and restricted stock that are expected to vest.

Restructuring charges:  Over the last several years we have undertaken significant restructuring initiatives. These initiatives have required us to record restructuring charges related to severance and outplacement costs, lease cancellations, accelerated depreciation and write-downs of held for sale properties, write-downs of other long-term assets, and other restructuring costs. Given the significance of our restructuring activities and the time required for execution and completion of such activities, the process of estimating restructuring charges is complex and involves periodic reassessments of estimates made at the time the original decisions were made. The accounting for restructuring costs and asset impairments requires us to record charges when we have taken actions or have the appropriate approval for taking action, and when a liability is incurred. Our policies require us to periodically evaluate the adequacy of the remaining liabilities under our restructuring initiatives. As we continue to evaluate the business, we might be required to record additional charges for new restructuring activities.

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

Income taxes:  We are subject to income tax in a number of jurisdictions. A certain degree of estimation is required in recording the assets and liabilities related to income taxes, and it is reasonably possible such assets may not be recovered and that such liabilities may not be paid or that payments in excess of amounts initially estimated and accrued may be required. We assess the likelihood that our deferred tax assets will be recovered from our future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. We consider historical taxable income, estimates of future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. We have not provided valuation allowances against our deferred tax assets in China. We have provided valuation allowances in certain tax jurisdictions outside of China based on various factors, including our historical losses, retained deficit, operating performance in fiscal 2009, and estimates of future profitability, we have concluded that future taxable income will, more likely than not, be insufficient to recover most of net deferred tax assets as of May 31, 2009. Accordingly, we have established an appropriate valuation allowance to offset such deferred tax assets.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), that clarifies the accounting and recognition for income tax positions taken or expected to be taken in our tax returns. FIN 48 provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 on June 2, 2007, which resulted in no adjustment to the opening balance of retained earnings. As of May 31, 2009 the Company had unrecognized tax benefits of $21.9 million including interest, all of which, if recognized, would affect our effective tax rate.

We recognize tax liabilities for uncertain items in accordance with FIN 48 and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities.

We recognize interest and penalties relating to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. As of May 31, 2009, the amount of interest included on unrecognized tax benefits was $2.4 million, representing a decrease of $0.1 million during fiscal 2009. There were no penalties accrued in all periods presented.

We have net operating loss carryforwards related to the following income tax jurisdictions and expiration periods: U.S. federal loss carryforwards of approximately $2.7 billion expiring between fiscal years 2017 and

2029; various state loss carryforwards of approximately $983.0 million expiring between 2010 and 2029; and foreign loss carryforwards of $385.3 million with an unlimited carryforward period.

RESULTS OF OPERATIONS
YEARS ENDED MAY 31, 2009, 2008, AND 2007

In the prior fiscal year we reported H3C, Data and Voice Business Unit (“DVBU”), TippingPoint Security Business (“TippingPoint”) and Corporate as segments. In the first quarter of fiscal 2009, we realigned the manner in which we manage our business and internal reporting, and based on the information provided to our chief operating decision-maker (CODM) for purposes of making decisions about allocating resources and assessing performance, we have two primary businesses, our Networking Business and TippingPoint Security Business. Accordingly, our previously reported segment information has been restated to reflect our new operating and reporting structure. Our Networking Business consists of the following sales regions as operating segments: China-based, Asia Pacific Region excluding China-based sales region (Japan and Hong Kong SAR) (APR), Europe Middle East and Africa (EMEA), Latin America (LAT), and North America (NA) regions. The APR, EMEA, LAT and NA operating segments have been aggregated given their similar economic characteristics, products, customers and processes, and have been consolidated as one reportable segment, “Rest of World”. The China-based sales region does not meet the aggregation criteria at this time.

The China-based and Rest of World reportable segments benefit from shared support services on a world-wide basis. The costs associated with providing these shared central functions are not allocated to the China-based and Rest of World reporting segments and instead are reported and disclosed under the caption “Central Functions”. Central Functions consist of indirect cost of sales, such as supply chain operations expenses, and centralized operating expenses, such as research and development, indirect sales and marketing, and general and administrative support.

The following table sets forth, for the fiscal years indicated, the percentage of total sales represented by the line items reflected in our consolidated statements of operations.

	2009	2008	2007

Sales	100.0%	100.0%	100.0%
Cost of sales	42.9	49.5	54.4

Gross profit margin	57.1	50.5	45.6

Operating expenses (income):
Sales and marketing	25.7	24.4	25.2
Research and development	13.7	15.9	17.0
General and administrative	8.6	10.0	7.4
Amortization	7.2	8.0	3.4
Realtek settlement and patent sale	(6.5)	—	—
Goodwill impairment	—	12.2	—
In-process research and development	—	—	2.8
Restructuring charges	0.7	0.3	0.3

Operating expenses, net	49.4	70.8	56.1

Operating income (loss)	7.7	(20.3)	(10.5)
Interest (expense) income, net	(0.4)	(1.0)	3.2
Other income, net	3.9	3.4	3.2

Income (loss) from operations before income taxes and minority interest in income of consolidated joint venture	11.2	(17.9)	(4.1)
Income tax benefit (provision)	(2.5)	0.2	(0.8)
Minority interest in income of consolidated joint venture	—	—	(2.1)

Net income (loss)	8.7%	(17.7)%	(7.0)%

Comparison of fiscal 2009 and 2008

During the year ended May 31, 2009 we continued to experience sales growth in our China-based sales region and TippingPoint security segment, which was significantly offset by declines in our Rest of World sales region. We also experienced an improvement in gross profit margin in all regions, primarily due to changes in product mix to more profitable enterprise related business as well as to reduced costs. We also continued to reduce Central Function operating expenses due to expense control and integration efforts, offset in part by investments in our direct touch sales force in our China-based and Rest of World sales regions.

Sales

Consolidated revenues increased by $22.1 million or 1.7 percent from fiscal 2008.

The following table shows our sales from our segments in dollars and as a percentage of total sales for fiscal 2009 and fiscal 2008 (dollars in millions):

	Fiscal Year
	2009		2008

China-based sales region	$727.9	55%	$647.7	50%
Rest of World sales region	471.1	36%	546.9	42%
TippingPoint security business	124.9	9%	104.1	8%
Eliminations and other	(6.9)	0%	(3.8)	0%

Consolidated sales	$1,317.0	100%	$1,294.9	100%

Sales in our China-based sales region increased $80.2 million or 12.4 percent from fiscal 2008. The increase in sales was primarily driven by appreciation of $55.4 million on the Renminbi as well as increased direct-touch sales of $42.6 million in China, partially offset by decreased sales of $11.1 million to Huawei and decreased sales of $6.7 million in Hong Kong and Japan.

Sales in our Rest of World sales region decreased $75.8 million or 13.9 percent from fiscal 2008. The decrease in sales was primarily attributable to decreased sales of $58.5 million and $20.3 million in our EMEA and North America sales regions, respectively, due primarily to longer sales cycles, delayed or cancelled purchases and reduced incoming orders because of the global economic downturn. We also believe that our SMB business has been impacted more significantly than our larger enterprise business. The decrease was partially offset by increased sales in our Latin America sales region.

Sales in our TippingPoint security business increased $20.8 million, or 19.9 percent from fiscal 2008. The increase in sales was primarily attributable to increased maintenance revenue of $11.1 million to $46.4 million as a result of an increased number of maintenance contracts as well as increased security product sales of $9.7 million to $78.4 million. We are seeing continued interest in security products and services even in the economic downturn. TippingPoint customers purchase IPS hardware and a maintenance contract entitling them to Digital Vaccine maintenance services. Digital Vaccine services provide continually-updated protection from viruses and other external intrusions.

Eliminations and other increased by $3.1 million from fiscal 2008. This increase was primarily due to increased sales from our TippingPoint segment to our Rest of World sales region.

The following table shows our sales by major product categories in dollars and as a percentage of total sales for fiscal 2009 and fiscal 2008 (dollars in millions):

	Fiscal Year
	2009		2008

Networking	$1,061.8	81%	$1,061.2	82%
Security	163.9	12%	133.4	10%
Services	45.9	4%	39.6	3%
Voice	45.4	3%	60.7	5%

Total	$1,317.0	100%	$1,294.9	100%

Networking revenue includes sales of our Layer 2 and Layer 3 stackable 10/100/1000 managed switching lines, our modular switching lines, routers, IP storage and our small to medium business market products. Sales of our networking products remained flat from fiscal 2008. Networking revenue was primarily impacted by appreciation of the Renminbi, and to a lesser extent, increased direct-touch sales in China, mostly offset by decreased sales in Western Europe and North America due to longer sales cycles, delayed or cancelled purchases and reduced incoming orders due to adverse business conditions relating to the global economic downturn.

Security revenue includes our TippingPointtm products and services, as well as other security products, such as our embedded firewall, or EFW and virtual private network, or VPN, products. Sales of our security products increased $30.5 million or 22.9 percent from fiscal 2008. The increase in sales was primarily related to $19.4 million increased product sales, as we are seeing continued interest in security products and services even in the economic downturn, as well as increased sales of security products in our China-based sales region and increased maintenance revenue in our TippingPoint business of $11.1 million as a result of an increased number of maintenance contracts in our TippingPoint segment.

Services revenue includes professional services and maintenance contracts, excluding TippingPoint maintenance which is included in security revenue. Services revenue increased $6.3 million or 15.9 percent from fiscal 2008. The increase in service revenue was driven primarily by increased service sales of $4.3 million tied to growth in our China-based sales region of our Networking Business and, to a lesser extent, increases in sales of $0.66 million in both our Latin America and Asia Pacific Rim regions. The increase in the APR region primarily relates to increased service revenue in Malaysia and Thailand, while the increase in LAT relates to increased networking revenue in fiscal year 2009.

Voice revenue includes our VCXtm and NBX® voice-over-internet protocol, or VoIP, product lines, as well as voice gateway offerings. Sales of our Voice products decreased $15.3 million or 25.2 percent from fiscal 2008. The decrease in voice revenue was primarily due to decreased sales in all four of our Rest of World sales regions. The most significant decrease of $11.9 million occurred in our North America region. The primary reasons for the decrease in this region relates to longer sales cycles, delayed or cancelled purchases and reduced incoming orders due to adverse business conditions relating to the global economic downturn.

Gross Margin

Gross margin by segment was as follows:

	Fiscal Year
	2009	2008

Networking Business	55.8%	50.0%
TippingPoint Security Business	68.5%	67.4%
Consolidated gross margin	57.1%	50.5%

Gross margin in our Networking Business improved 5.8 points to 55.8 percent from 50.0 percent in fiscal 2008. The improvement in gross profit margin is primarily attributable to a change in product mix in all regions to greater higher margin H3C sourced enterprise related solutions and reduced costs. The reduced costs primarily relate to a change in our customer service delivery model. During the third quarter of fiscal 2008 we changed from an outsourced service provider to a more cost effective hybrid model involving the use of both outsourced and in-house resources.

Gross margin in our TippingPoint Security Business increased 1.1 points to 68.5 percent from 67.4 percent in fiscal 2008. The improvement in fiscal 2009 is explained primarily by reduced supply chain costs.

Gross margin on a consolidated basis increased 6.6 points to 57.1 percent from 50.5 percent in fiscal 2008. The increase in fiscal 2009 is due principally to the items discussed above, as well as the absence of purchase accounting related adjustments to inventory in connection with our 2007 H3C acquisition in the current fiscal year that were present in the previous fiscal year.

Operating Expenses (Income)

Operating expenses in fiscal 2009 were $650.8 million, compared to $917.9 million in fiscal 2008, a net decrease of $267.1 million, or 29.1 percent. The decrease primarily relates to the absence of a $158.0 million goodwill impairment charge recorded in the fourth quarter of fiscal 2008 relating to our carrying value for our acquired TippingPoint business, a favorable resolution of a patent dispute in fiscal 2009 of $70.0 million, net proceeds from a patent sale of $15.2 million and decreased research and development costs due to integration benefits. These reductions were partially offset by increased sales and marketing expenses due to increased investment in our global direct-touch sales force.

As a percent of sales, total operating expenses in fiscal 2009 were 49.4 percent, compared to 70.8 percent in fiscal 2008. In the aggregate, sales and marketing, research and development, and general and administrative expenses were 48.0 percent of sales in fiscal 2009, compared to 50.3 percent in fiscal 2008, a decrease of $19.5 million in fiscal 2009 compared to fiscal 2008. We believe that to a significant degree, these expenses are controllable and discretionary over time, but they are not directly variable with sales levels within a particular period. The most significant component of the decrease of $19.5 million was $26.7 million of decreased research and development costs due to integration as well as decreased general and administrative expenses of $15.2 million. These reductions were partially offset by increased sales and marketing expenses due to increased investment in our direct-touch sales force.

A more detailed discussion of the factors affecting each major component of total operating expenses is provided below.

Sales and Marketing.

Sales and marketing expenses in fiscal 2009 increased $22.4 million compared to fiscal 2008. The increase primarily relates to our increased investment in our direct-touch sales force in our China-based sales region and in our EMEA region and increased stock-based compensation expenses in the current fiscal year as a result of a decrease in our forfeiture rate.

Research and Development.

Research and development expenses in fiscal 2009 decreased $26.7 million compared to fiscal 2008. The most significant factor contributing to the decrease was continued savings from integration of research and development in all regions in our Networking Business. The majority of the decrease resulted from the migration of the Company’s non-TippingPoint research and development functions to China, resulting in a decrease in headcount of 230 employees from the prior fiscal year as the Company eliminated duplicate testing activities and other activities.

General and Administrative.

General and administrative expenses in fiscal 2009 decreased $15.2 million compared to fiscal 2008. The decrease primarily relates to the absence in fiscal 2009 of deal related costs of $10.6 million related to the now terminated proposed acquisition of the Company, a law firm success fee of $9.0 million related to the jury verdict in our Realtek litigation, a $4.9 million charge related to TippingPoint proposed IPO related costs.

These decreases were partially offset by costs in connection with litigation matters of $4.4 million, an impairment charge related to a decrease in the value of our Hemel, UK land of $1.2 million and increased stock-based compensation expense primarily as a result of a decrease in our forfeiture rate.

Amortization.

Amortization decreased $8.7 million from the previous fiscal year. The decrease reflects one of our intangible assets becoming fully amortized in the fourth quarter of fiscal 2008 and the amortization of the Huawei non-compete agreement becoming fully amortized at the end of our second quarter of fiscal 2009, partially offset by currency translation adjustments recorded in the current fiscal year due to the strengthening of the Renminbi.

Patent dispute resolution and patent sale.

The Company and Realtek Group reached an agreement with respect to certain networking technologies of the Company that resolved a long-standing patent dispute between the companies. Under the terms of the agreement, Realtek paid the Company $70.0 million, all of which was received in the three months ended August 31, 2008. On May 29, 2009, the Company sold 35 patents for $17.0 million to Parallel Technology, LLC. The Company received all of the funds on May 29, 2009. The $17.0 million of proceeds were partially offset by a $1.8 million finder’s fee.

The Company recognized the $70.0 million and the net $15.2 million as operating income in the first and fourth quarters, respectively, of fiscal 2009.

Restructuring Charges

Restructuring charges were $8.7 million in fiscal 2009 and $4.5 million in fiscal 2008. Restructuring charges in fiscal 2009 and 2008 were primarily the result of reductions in workforce and continued efforts to consolidate and dispose of excess facilities. The reduction in workforce primarily related to reductions in research and development employees in our Rest of World region and a change in our TippingPoint executive structure. Further actions may be taken if our business activity declines or additional cost reduction efforts are necessary.

See Note 6 to Condensed Consolidated Financial Statements for a more detailed discussion of restructuring charges.

Interest Expense, Net

Interest expense, net in fiscal 2009 decreased $7.5 million compared to fiscal 2008. The decrease was primarily due to the decreased principal balance of our long term debt due to scheduled and voluntary payments of principal, coupled with a lower LIBOR rate on the loan, as well as increased interest income earned on a higher average balance of cash and notes receivable during most of the current fiscal year.

Other Income, Net

Other income, net in fiscal 2009 increased $7.4 million compared to fiscal 2008. This increase was primarily due to an additional $6.6 million in nontaxable subsidy payments received under a program run by the Chinese VAT authorities on increased sales. The subsidy payments are taken into income on a cash basis. The timing of the receipt, and the continuation of the program, are subject to the discretion of the Chinese VAT authorities. This program is scheduled to terminate on December 31, 2010. The increase was also driven by net foreign currency gains in the current year of $2.8 million compared to a net foreign currency loss of $4.2 million in the prior year.

Income Tax Provision

We had an income tax provision of $32.6 million in fiscal 2009 compared to an income tax benefit of $2.9 million in fiscal 2008.

The income tax provision for fiscal 2009 represents an effective tax rate of 22.1%, and was primarily the result of providing for income tax on our Chinese profits at 15%, together with a provision of 5% withholding tax ($16.5 million) for the eventual distribution of those profits from the PRC to Hong Kong . This provision was partially offset by the recognition of previously unrecognized tax benefits of $1.4 million as a result of the effective settlement of certain foreign examinations. Under the new PRC tax law, effective January 1, 2008, companies which qualify as “new and high technology” companies will pay corporate income tax at a reduced rate of 15%. Our H3C subsidiary in China has now qualified for this reduced rate, so that our tax rate in China will be 15%, as long as the law and our circumstances remain unchanged. Notwithstanding the issue discussed above, our H3C subsidiary in China was entitled to tax concessions which began in 2004 and exempted it from the PRC income tax for its initial two years and entitled it to a 50 percent reduction in income tax in the following three years. Calendar year 2008 was the final year of our tax concessions under the old law and the first year of our 15% reduced rate under the new law. There is currently some uncertainty as to whether we can continue to enjoy the benefit of the final year of our concessions at the same time as the reduced rate under the new law. The final determination of our 2008 statutory income tax rate in China is subject to approval by the local tax office and we expect them to consider the complex rules concerning existing concessions under the transition rules, as well as guidance from the PRC State Tax Administration, in granting this approval. Until this uncertainty is clarified, accounting rules require us to provide for income tax on profits arising in calendar year 2008 at the 15% rate, and this is reflected in the fiscal 2009 tax provision. The tax rate in China for calendar year 2007 was 7.5% as a result of the tax concessions discussed above. The remainder of the net provision for the year was the result of providing for taxes in certain foreign jurisdictions.

The income tax benefit for fiscal 2008 was primarily the result of the recognition of previously unrecognized tax benefits of $13.2 million as a result of the effective settlement of certain foreign examinations. This benefit was partially offset by the revaluation in the third quarter of our deferred assets and liabilities relating to our H3C subsidiary in China, following changes in the Chinese tax rate under the new PRC tax law. The net effect of these revaluations was an increase in our tax provision for fiscal 2008 of $6.1 million. The balance of the net benefit for the year was the result of providing for taxes in certain state and foreign jurisdictions.

Segment Analysis (tables in thousands)

The results of our regional Networking segments, Central Functions, and our TippingPoint Security business as our CODM reviews their profitability are presented below.

China-based sales region:

	Fiscal Year
	2009	2008

Sales	$727,939	$647,718
Gross profit(a)	486,888	407,382
Direct sales and marketing expenses	136,194	115,996

Segment contribution profit	$350,694	$291,386

Segment contribution profit in fiscal 2009 increased $59.3 million to $350.7 million when compared to the prior fiscal year. Segment contribution profit is standard profit less segment direct sales and marketing expenses. The increase was primarily driven by increased sales and gross profit, partially offset by increased direct sales and marketing expenses due to increased investment in our direct-touch sales force.

a	— Gross profit is defined for this region as standard margin, which is sales less standard cost of sales (which excludes certain indirect cost of goods sold, such as supply chain operations which are included in Central Functions).

Rest of World sales region:

	Fiscal Year
	2009	2008

Sales	$471,055	$546,868
Gross profit(a)	273,706	306,556
Direct sales and marketing expenses	99,683	99,121

Segment contribution profit	$174,023	$207,435

Segment contribution profit in fiscal 2009 decreased $33.4 million to $174.0 million when compared to the prior fiscal year. Segment contribution profit is standard profit less segment direct sales and marketing expenses. The decrease was primarily related to decreased sales in our EMEA and North America regions due to the weakening of the global economy, partially offset by improved margins due to a change in product mix to more H3C sourced products.

a	— Gross profit is defined for this region as standard margin, which is sales less standard cost of sales (which excludes certain indirect cost of goods sold, such as supply chain operations which are included in Central Functions).

Central Functions:

	Year Ended
	2009	2008

Gross profit(a)	$(91,585)	$(116,370)
Operating expenses	285,007	312,341

Total costs and expenses	$376,592	$428,711

Total costs and expenses in fiscal 2009 decreased $52.1 million to $376.6 million when compared to the prior fiscal year. Total expenses include supply chain costs and operating expenses exclusive of those items contained in Eliminations and Other. The decrease was due primarily to a change from an outsourced service provider for customer service activities in the year ago period to a hybrid model, involving the use of both outsourced and in-house resources in the delivery of customer services in the current period. In addition we continued to realize savings from integration of research and development in all regions in our Networking Business, partially offset by increased costs to support the multi-national expansion of our business.

a	— Gross profit represents indirect cost of sales, such as supply chain operations expenses; these costs are not allocated to the sales regions.

TippingPoint Security business:

	Year Ended
	2009	2008

Sales	$124,864	$104,101
Gross profit	85,483	70,197
Operating expenses	83,038	70,694

Segment profit (loss)	$2,445	$(497)

TippingPoint segment profit in fiscal 2009 was $2.4 million compared to segment loss of $0.5 million in the prior fiscal year. Segment profit is gross profit less operating expenses, exclusive of those items contained in Eliminations and Other. The increase in segment profit was primarily related to increased sales due to increased maintenance revenue of $11.1 million as a result of increased maintenance contracts as well as $9.7 million increased security product sales due primarily to large account sales.

Comparison of fiscal 2008 and 2007

During the year ended May 30, 2008 we continued to experience increased performance in our China-based sales region and our TippingPoint security segment offset by declines in our ROW sales region and we continued to reduce operating expenses, offset in part by investment in ROW services.

Sales

The following table shows our sales from our segments in dollars and as a percentage of total sales for fiscal 2008 and fiscal 2007 (dollars in millions):

	Fiscal Year
	2008		2007

China-based sales region	$647.7	50%	$634.6	49%
Rest of World sales region	546.9	42%	542.7	44%
TippingPoint security business	104.1	8%	90.2	7%
Eliminations and other	(3.8)	0%	—	0%

Consolidated sales	$1,294.9	100%	$1,267.5	100%

Sales in our China-based sales region increased $13.1 million or 2.1 percent from fiscal 2007. The increase in sales was primarily driven by appreciation of $36.0 million on the Renminbi as well as increased direct-touch sales of $34.2 million in China, partially offset by decreased sales of $50.0 million to Huawei and decreased sales in the regions outside of China.

Sales in our Rest of World sales region increased $4.2 million or 1.0 percent from fiscal 2007. The increase in sales was primarily attributable to increased sales in our EMEA, APR and LAT regions substantially offset by decreased sales in our North America region. The decline in sales in North America was primarily due to weakness in sales of our voice solutions and an economic slowdown as well as perceived apprehension in the market related to the now-terminated proposed acquisition of the Company by affiliates of Bain Capital.

Sales in our TippingPoint security business increased $13.9 million, or 15.4 percent from fiscal 2007. The increase in sales was primarily attributable to significant customer wins in North America in fiscal year 2008.

Eliminations and other increased by $3.8 million from fiscal 2007. This increase was primarily due to increased sales from our TippingPoint segment to our Rest of World sales region.

Consolidated revenues increased by $27.4 million or 2.2 percent from fiscal 2007.

The following table shows our sales by major product categories in dollars and as a percentage of total sales for fiscal 2008 and fiscal 2007 (dollars in millions):

	Fiscal Year
	2008		2007

Networking	$1,061.2	82%	$1,043.5	82%
Security	133.4	10%	120.1	10%
Voice	60.7	5%	68.0	5%
Services	39.6	3%	35.9	3%

Total	$1,294.9	100%	$1,267.5	100%

Networking revenue includes sales of our Layer 2 and Layer 3 stackable 10/100/1000 managed switching lines, our modular switching lines, routers, IP storage and our small to medium-sized enterprise market products. Sales of our networking products in fiscal 2008 increased $17.7 million, or 1.7 percent, from fiscal 2007. The increase in sales was primarily driven by expansion in our global sales of our H3C subsidiary’s developed products, and appreciation on the Renminbi related to our sales in our China-based sales region, partially offset by reduced sales to Huawei and slower than expected sales in our North America sales region.

Security revenue includes our TippingPoint products and services, as well as other security products, such as our embedded firewall, or EFW and virtual private network, or VPN, products. Sales of our security products in fiscal 2008 increased $13.3 million, or 11.1 percent, from fiscal 2007. The increase is primarily attributable to increased sales of our TippingPoint products in our North America region due to certain significant customers wins and slightly increased sales on a global basis.

Voice revenue includes our VCXtm and NBX® voice-over-internet protocol, or VoIP, product lines, as well as voice gateway offerings. Sales of our VoIP telephony products in fiscal 2008 decreased $7.3 million, or 10.7 percent, from fiscal 2007 due primarily to decreased sales in North America.

Services revenue includes professional services and maintenance contracts, excluding TippingPoint maintenance which is included in security revenue. Services revenue in fiscal 2008 increased $3.7 million, or 10.3 percent, from fiscal 2007. The increase was driven primarily by increased service sales tied to growth in networking product sales.

Gross Margin

Gross margin by segment is as follows:

	Fiscal Year
	2008	2007

Networking Business	50.0%	44.6%
TippingPoint Security Business	67.4%	66.9%
Consolidated gross margin	50.5%	45.6%

Gross margin in our Networking Business improved 5.4 points to 50.0 percent from 44.6 percent in fiscal 2007. The improvement in gross profit margin is driven by favorable product mix, improved pricing of products and reduced costs of products, partially offset by costs associated with our change from an outsourced service provider to a hybrid of outsourced and in-house performance of services to our customers.

Gross margin in our TippingPoint Security Business increased 0.5 points to 67.4 percent from 66.9 percent in fiscal 2007. This increase is primarily due to more favorable product mix of sales in the current fiscal year, offset in part by certain cost increases.

Gross margin on a consolidated basis increased 4.9 points to 50.5 percent from 45.6 percent in fiscal 2007. The increase in fiscal 2008 is due principally to the items discussed above.

Operating Expenses

Operating expenses in fiscal 2008 were $917.9 million, compared to $711.0 million in fiscal 2007, a net increase of $206.9 million, or 29 percent. The increase primarily relates to a $158.0 million goodwill impairment charge recorded in the fourth quarter of fiscal 2008 as well as increased amortization costs of $61.1 million due to a full year of amortization expense in current fiscal period as opposed to one day of amortization expense related to the 49 percent purchase of our H3C subsidiary in the prior fiscal year and to a lesser extent costs related to the now-terminated proposed acquisition of the Company by affiliates of Bain Capital of $10.6 million, a law firm success fee of $9.0 million related to the jury verdict in our Realtek litigation (a dispute which we resolved favorably through an agreement with Realtek to provide it with nonexclusive licenses in exchange for $70 million of license fees), a $4.9 million charge related to expenses incurred in connection with TippingPoint’s then-proposed IPO, and $5.1 million of increased FAS 123R expenses. These expenses were partially offset by the absence of a change-in-control portion of our H3C subsidiary’s EARP bonus program, which contributed compensation expenses of $51.5 million in the year ended May 31, 2007 as well as in-process research and development expenses of $35.8 million in the year ended May 31, 2007.

As a percent of sales, total operating expenses in fiscal 2008 were 70.8 percent, compared to 56.1 percent in fiscal 2007. In aggregate, sales and marketing, research and development, and general and administrative expenses were 50.3 percent of sales in fiscal 2008, compared to 49.6 percent in fiscal 2007, an increase of

$22.6 million in fiscal 2008 compared to fiscal 2007. We believe that to a significant degree, these expenses are controllable and discretionary over time, but they are not directly variable with sales levels within a particular period. The most significant component of the increase of $22.6 million was the incurrence of deal related costs of $10.6 million related to the now terminated proposed acquisition of the Company, a law firm success fee of $9.0 million related to the jury verdict in our Realtek litigation a dispute which we resolved favorably through an agreement with Realtek to provide it with nonexclusive licenses in exchange for $70 million of license fees), increased stock-based compensation expenses of $5.1 million, TippingPoint IPO related costs of $4.9 million and increased spending in all areas partially offset by the absence of change-in-control portion of our H3C subsidiary’s EARP bonus program, which contributed compensation expenses of $51.5 million in the year ended May 31, 2007.

A more detailed discussion of the factors affecting each major component of total operating expenses is provided below.

Sales and Marketing.

Sales and marketing expenses in fiscal 2008 decreased $3.7 million compared to fiscal 2007. This decrease was due primarily to a $7.0 million decrease in our China-based sales region sales and marketing expenses partially offset by increased sales and marketing expenses in our Rest of World sales region and TippingPoint security business. The $7.0 million decrease in our China-based sales region primarily relates to the absence of the change-in-control portion of our H3C subsidiary’s EARP bonus program of $17.7 million in the prior fiscal period partially offset by investments in our China-based sales region direct touch sales force.

Research and Development.

Research and development expenses in fiscal 2008 decreased $9.0 million compared to fiscal 2007. This decrease was due primarily to decreased spending in both our Networking Business and TippingPoint segment. The decrease in our Networking Business primarily relates to the absence of the change-in-control portion of our H3C subsidiary’s EARP bonus program of $27.2 million in the current fiscal period, partially offset by increased investment in our research and development activities. The TippingPoint segment decreased $3.0 million from the prior fiscal year due to constricted spending.

General and Administrative.

General and administrative expenses in fiscal 2008 increased $35.2 million from fiscal 2007. This increase is primarily due to the incurrence of deal related costs of $10.6 million related to the now terminated proposed acquisition of the Company, a law firm success fee of $9.0 million related to the jury verdict in our Realtek litigation (a dispute which we resolved favorably through an agreement with Realtek to provide it with nonexclusive licenses in exchange for $70 million of license fees), a $4.9 million charge related to TippingPoint IPO related costs, and $5.0 million of increased FAS 123R expenses partially offset by the absence of the change-in-control portion of our H3C subsidiary’s EARP bonus program of $6.6 million in the year ended May 31, 2007.

Amortization.

Amortization was $103.7 million in fiscal 2008 and $42.5 million in fiscal 2007, an increase of $61.2 million. Amortization increased due primarily to the inclusion of our H3C subsidiary’s amortization expenses for the entire fiscal year ended May 31, 2008. The fiscal 2007 amortization expense related to the March 29, 2007 purchase of 49 percent of our H3C subsidiary in 2007 was through March 31, 2007 as we record our H3C subsidiary’s results on a two month lag.

In-process research and development,

In fiscal 2007 $34.0 million of the total purchase price of our acquisition of Huawei’s remaining minority interest in our H3C subsidiary was allocated to in-process research and development and was expensed in the fourth quarter of fiscal 2007. Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and which have no alternative future use. At the time of acquisition, our H3C subsidiary had multiple in-process research and development efforts under way for certain current and future product lines. We had no in-process research and development charges in fiscal 2008.

Restructuring Charges.

Restructuring charges were $4.5 million in fiscal 2008 and $3.5 million in fiscal 2007. Restructuring charges in fiscal 2008 and 2007 were the result of reductions in workforce and continued efforts to consolidate and dispose of excess facilities.

Interest (Expense) Income

Interest expense was $13.1 million in fiscal 2008, a decrease of $54.0 million compared to interest income of $40.9 million in fiscal 2007. The net change in interest expense relates to the interest expense from the $430 million of debt incurred in the fourth quarter of fiscal 2007, as well as decreased interest income from our reduced cash balance in the current fiscal year.

Other Income, Net

Other income, net was $44.8 million in fiscal 2008, an increase $6.1 million compared to other income, net of $38.3 million in fiscal 2007. The increase was primarily due to an increase of other income from our H3C subsidiary for an operating subsidy program by the Chinese VAT authorities in the form of a partial refund of VAT taxes collected by our H3C subsidiary from purchasers of software products.

Income Tax Benefit (Provision)

We had an income tax benefit of $2.9 million in fiscal 2008 compared to an income tax provision of $10.2 million in fiscal 2007. The income tax benefit for fiscal 2008 was primarily the result of the recognition of previously unrecognized tax benefits of $13.2 million as a result of the effective settlement of certain foreign examinations. This benefit was partially offset by the revaluation in the third quarter of our deferred assets and liabilities relating to our H3C subsidiary in China due to a change in tax rates. The net effect of these revaluations was an increase in our tax provision for fiscal 2008 of $6.1 million. The balance of the net benefit for the year was the result of providing for taxes in certain foreign jurisdictions.

The income tax provision for fiscal 2007 was the result of providing for taxes in certain state and foreign jurisdictions.

Minority Interest in Income of Consolidated Joint Venture

In fiscal 2007, we recorded a charge of $26.2 million related to the acquisition of the 49 percent interest in our H3C subsidiary held by Huawei prior to our purchase. In fiscal 2008 we had no minority interest.

Segment Analysis (tables in thousands)

The results of our regional Networking segments, Central Functions, and our TippingPoint Security business as our CODM reviews their profitability are presented below.

China-based sales region:

	Fiscal Year
	2008	2007

Sales	$647,718	$634,649
Gross profit(a)	407,382	369,866
Direct sales and marketing expenses	115,996	111,487

Segment contribution profit	$291,386	$258,379

Segment contribution profit in fiscal 2008 increased $33.0 million to $291.4 million when compared to the prior fiscal year. Segment contribution profit is standard profit less segment direct sales and marketing expenses. The increase in segment contribution profit was primarily driven by increased sales and gross profit due to increased higher margin direct-touch sales.

a	— Gross profit is defined for this region as standard margin, which is sales less standard cost of sales (which excludes certain indirect cost of goods sold, such as supply chain operations which are included in Central Functions).

Rest of World sales region:

	Fiscal Year
	2008	2007

Sales	$546,868	$542,654
Gross profit(a)	306,556	258,350
Direct sales and marketing expenses	99,121	92,809

Segment contribution profit	$207,435	$165,541

Segment contribution profit in fiscal 2008 increased $41.9 million to $207.4 million when compared to the prior fiscal year. Segment contribution profit is standard profit less segment direct sales and marketing expenses. The increase primarily relates to increased gross margin due to increased sales of H3C sourced products.

a	— Gross profit is defined for this region as standard margin, which is sales less standard cost of sales (which excludes certain indirect cost of goods sold, such as supply chain operations which are included in Central Functions).

Central Functions:

	Year Ended
	2008	2007

Gross profit(a)	$(116,370)	$(102,712)
Operating expenses	312,341	284,046

Total costs and expenses	$428,711	$386,758

Total costs and expenses in fiscal 2008 increased $42.0 million to $428.7 million when compared to the fiscal year. Total expenses include supply chain costs and operating expenses exclusive of those items contained in Eliminations and Other. The increase was due primarily to increased costs to support the multi-national expansion of our business.

a	— Gross profit represents indirect cost of sales, such as supply chain operations expenses; these costs not allocated to the sales regions.

TippingPoint Security business:

	Year Ended
	2008	2007

Sales	$104,101	$90,178
Gross profit	70,197	60,307
Operating expenses	70,694	70,750

Segment profit (loss)	$(497)	$(10,443)

TippingPoint segment loss in fiscal 2008 was $0.5 million compared to segment loss of $10.4 million in the prior fiscal year. Segment profit is gross profit less operating expenses, exclusive of those items contained in Eliminations and Other. The decrease was primarily related to increased sales as well as slightly improved margins.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents and short-term investments as of May 31, 2009 were $644.2 million, an increase of approximately $140.6 million compared to the balance of $503.6 million as of May 31, 2008. These balances were comprised of the following (in millions):

	2009	2008	2007

Cash and equivalents	$545.8	$503.6	$559.2
Short-term investments	98.4	—	—

Cash and equivalents and short term investments	$644.2	$503.6	$559.2

The May 31, 2009 and 2008 balance included cash and equivalents and short-term investments in our H3C subsidiary of $527.7 million and $338.9 million, respectively.

Short-term investments were invested in Chinese government bonds and central bank bills, with maturity periods from three months to one year.

The following table shows the major components of our consolidated statements of cash flows for the last three fiscal years:

	Years Ended May 31,
	2009	2008	2007
	(In millions)

Cash and equivalents, beginning of period	$503.6	$559.2	$501.1
Net cash provided by operating activities	280.5	54.9	165.5
Net cash used in investing activities	(99.4)	(16.4)	(505.9)
Net cash (used in) provided by financing activities	(147.8)	(123.9)	387.9
Currency impact on cash	8.9	29.8	10.6

Cash and equivalents, end of period	$545.8	$503.6	$559.2

Net cash provided by operating activities was $280.5 million for fiscal 2009 compared to $54.9 million in fiscal 2008. The primary factor in the increase was the strong cash generation from our China operations. More specifically, the $225.6 million dollar increase is primarily a result of net income in fiscal 2009 of $114.7 million compared to a net loss of $228.8 million in the previous fiscal year as well as working capital sources during fiscal 2009 of approximately $33.7 million compared to working capital uses in the prior fiscal year of approximately $29.3 million. The primary reasons for the increase in net income relates to the absence of a $158.0 million goodwill impairment in the current fiscal year, as well as our Realtek patent dispute resolution of $70.0 million, increased sales and decreased cost of sales due to product mix changes and cost reductions and a change from an outsourced service provider in the year ago period to a hybrid of outsourced and in-house services to our customers, partially offset by increased sales and marketing expenses.

The net change in operating assets and liabilities of $33.7 million was primarily related to an increase in other liabilities of $43.4 million, mostly due to increased customer advance payments in China, increased deferred revenue, and higher VAT and other taxes payable. The increase also relates to the collecting of notes receivable (due primarily form Huawei) in the current fiscal year partially offset by a decrease in accounts payable of ($32.1) million, primarily due to the timing of payments.

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

Significant commitments that will require the use of cash in future periods include obligations under debt, lease, contract manufacturing and outsourcing agreements, as shown in the following table (in millions):

	Payments Due by Period
		Less Than			More Than
Contractual Obligations(1)(2)	Total	One Year	1-3 Years	3-5 Years	5 Years

Operating leases(3)	$72.5	$22.7	$26.3	$7.0	$16.5
Purchase commitments with contract manufacturers(4)	64.2	64.2	—	—	—
Long term debt(5)	200.0	48.0	68.0	84.0	—
Outsourcing agreements(6)	11.3	6.0	4.7	0.6	—

Total	$348.0	$140.9	$99.0	$91.6	$16.5

(1)	Includes our non-H3C subsidiary related obligations as of May 31, 2009 and our H3C subsidiary obligations as of March 31, 2009.

(2)	As discussed in “Note 16 — Income Taxes”, we have recorded a liability for unrecognized tax benefits of $21.9 million. This liability is included in the balance sheet under the caption “Deferred taxes and long-term obligations”. The table above excludes this liability because it is not possible to estimate with reasonable certainty if or when any or all of the liability will be settled in cash.

(3)	Includes rent for our Marlborough, MA facility as to which a lease was renewed on June 8, 2009.

(4)	We have entered into purchase agreements with our contract manufacturers. Pursuant to these agreements, if our actual orders and purchases fall below forecasted levels, we may be required to purchase finished goods inventory manufactured to meet our requirements. In addition, we may be required to purchase raw material and work in process inventory on-hand that is unique to our products, and we may be required to compensate the contract manufacturers with respect to their non-cancelable purchase orders for such inventory. The amount shown in the table above represents our estimate of inventory held by contract manufacturers that we could be required to purchase within the next 12 months. We do not expect any such required purchases to exceed our requirements for inventory to meet expected sales of our products to our customers.

(5)	Represents required principal payments on our senior secured loan, but does not include required “excess cash flow” payments, for periods greater than one year, which are dependent on whether H3C generates any excess cash flow. The amounts above exclude expected interest payments of $7.2 million that will be paid in the next fiscal year. Interest payments are expected to decline ratably with the debt balance in future years.

(6)	Under our IT outsourcing agreements and research and development agreement we are subject to service level commitments and contractor commitments levels providing for annual minimum payments that vary depending on the levels we choose. The amounts shown in the table above represent the amounts that would be payable, based on current levels, through the expiration of the agreements. However, our IT agreement may be terminated after 14 months upon 180 days notice. At this time if we were to terminate the contract we would incur a termination fee of approximately $4.5 million

Net cash used in investing activities was $99.4 million for fiscal 2009, resulting primarily from outflows related to purchases of short-term investments of $98.2 million and property and equipment of $16.6 million partially offset by net proceeds from patent sales of $15.2 million.

We have no material commitments for capital expenditures as of May 31, 2009 other than ordinary course of business purchases of computer hardware, software and leasehold improvements which we generally believe to be consistent with prior practice. In addition, although no firm commitments exist today, as we further develop our worldwide integration plans we may decide to make capital expenditure investments in infrastructure to support a more integrated Company in amounts which could be material.

Net cash used in financing activities was $147.8 million in fiscal 2009. During fiscal 2009, we made principal payments of $101.0 million related to our long term debt, $53.0 million of which was a voluntary prepayment. In addition, we repurchased $53.3 million of shares of stock, of which $50 million was part of our stock repurchase program discussed above. This was partially offset by proceeds of $6.6 million from issuances of our common stock upon exercise of stock options.

With respect to our debt payment obligations for the next year, we are required to make interest payments in September 2009 and in March 2010 and a $48 million principal payment in September 2009.

As of May 31, 2009, bank-issued standby letters of credit and guarantees totaled $6.6 million, including $5.7 million relating to potential foreign tax, custom, and duty assessments. We provide the bank with cash collateral for 100 percent of these amounts.

On December 30, 2008 our H3C subsidiary, which operates our China-based business, renewed the lease for its Hangzhou, China headquarters, effective January 1, 2009. The lease is for a three-year term from January 1, 2009 through and including December 31, 2011. Under the terms of the lease agreement with landlord Huawei Technologies, our H3C subsidiary will pay rent of approximately RMB 34,003,653 (or USD 5 million) per year. On June 8, 2009, we renewed a lease on our Marlborough, MA facility. The lease is for a ten year and two month term from June 1, 2009 through and including July 31, 2019. Under the terms of the lease agreement with landlord Bel Marlborough 1 LLC we will pay an average annual rent of $3.0 million per year.

In recent years, we have generated most of our positive cash flow from our China operations. Our capital requirements in Rest of World have been met from cash flow from operations as well as from existing cash balances and permitted dividends from China. Dividends from our China operations to our Rest of World operations are generally subject to the following restrictions: (1) a 10 percent reserve requirement imposed by PRC law (capped at 50% of registered capital), which was $43.9 million at May 31, 2009), (2) a 5% withholding tax imposed by the PRC on profits earned on or after January 1, 2008 and (3) a credit agreement restriction limiting our ability to dividend cash outside of the H3C Group and requiring that a specified percentage of excess cash flow from China be annually used to prepay debt. There are also administrative requirements for making dividends out of China that involve filings with government agencies seeking approval to pay a dividend. Government officials can dictate when we can pay a dividend and can specify specific terms or conditions for making the payment. As of March 31, 2009 the H3C Group’s net assets were $881.3 million and are subject to these dividend restrictions.

An important exception to the credit agreement restriction permits us to annually dividend from China to Rest of World the percentage of H3C’s excess cash flow that is not required to be prepaid to the banks under the terms of the agreement, provided that certain conditions are met. We used this exception in 2008 to make a $33.1 million dividend and, assuming we meet all of these conditions and comply with regulatory requirements, we anticipate having the ability to continue to make dividends in the future. In June 2009 we made a dividend of $55.6 million and in July 2009, we paid another $99.4 million. No dividends for these amounts were made to our parent company. We have no prepayment penalty on our loan and at this time our cash and cash equivalents balances significantly exceed our outstanding principal loan balance.

In Rest of World we currently do not generate positive cash flow and are experiencing adverse impacts from the global economic slowdown. As a result of these factors, we intend to more aggressively prudently manage cash and monitor discretionary cash spending, especially in periods prior to receipt of any available and permitted annual dividend payments from China.

We currently believe that our existing cash and cash equivalents and cash generated from operations will be sufficient to satisfy our anticipated cash requirements and required loan payments for at least the next 12 months.

On May 25, 2007, our subsidiary H3C Holdings Limited (“Borrower”) entered into an amended and restated credit agreement with various lenders, including Goldman Sachs Credit Partners L.P., as Mandated Lead Arranger, Bookrunner, Administrative Agent and Syndication Agent, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent (the “Credit Agreement”). Under the original credit agreement, the Borrower borrowed $430 million in the form of a senior secured term loan with two tranches (Tranche A and Tranche B) to finance a portion of the purchase price for 3Com’s acquisition of 49 percent of H3C Technologies Co., Limited, or H3C. Remaining principal is $200 million as of May 31, 2009 and the final loan maturity date is on September 28, 2012.

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

Leverage Ratio	LIBOR +	Base Rate +

>3.0:10	2.25%	1.25%
≤3.0:1.0 but > 2.0:1.0	2.00%	1.00%
≤2.0:1.0 but > 1.0:1.0	1.75%	0.75%
≤1.0:1.0	1.50%	0.50%

All amounts outstanding under the Tranche B Term Facility will bear interest, at the Borrower’s option, at the (i) LIBOR plus 3 percent or (ii) Base Rate (i.e., prime rate) plus 2 percent. We have elected to use LIBOR as the reference rate for borrowings to date, and expect to do so for the foreseeable future. Applicable LIBOR rates at May 31, 2009 were 1.79 percent and the effective interest rate is currently 3.29 percent for the Tranche A Term Facility and 4.79 percent for the Tranche B Term Facility.

Covenants and other restrictions under the Credit Agreement apply to the Borrower and its subsidiaries, which we refer to as the “H3C Group,” but not to 3Com’s Rest of World reporting units or TippingPoint. The loans are secured by assets at the H3C level. H3C also guarantees the loans.

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

Remaining payments of the $200.0 million principal on the loans are due as follows on September 28, for fiscal years ending May 31 (in thousands):

Calendar Year	3Com Fiscal Year	Tranche A	Tranche B

2009	2010	$46,000	$2,000
2010	2011	46,000	2,000
2011	2012	—	20,000
2012	2013	—	84,000

The closing of the remaining 49 percent acquisition of our H3C subsidiary triggered a bonus program for substantially all of our H3C subsidiary’s approximately 4,800 employees. This program, which was implemented by Huawei and 3Com in a prior period, is called the Equity Appreciation Rights Plan, or EARP, and funds a bonus pool based upon a percentage of the appreciation in our H3C subsidiary’s value from the initiation of the program to the time of the closing of the Acquisition. A portion of the program is also based on cumulative earnings of our H3C subsidiary. The total value of the EARP is expected to be approximately $166 million as of May 31, 2009. Approximately $94 million (related to cumulative earnings and change-in-control) was accrued by March 31, 2007 and was paid in the first quarter of fiscal year 2008. In the first quarter of fiscal 2009 we paid an additional $34 million. At May 31, 2009, we accrued $24.4 million for the fiscal 2009 EARP plan which is expected to be paid in the first quarter of fiscal year 2010. We expect the unvested portion amounting to $14 million will be accrued in our H3C subsidiary’s operating segment over the next fiscal year serving as a continued retention and incentive program for our H3C subsidiary’s employees. The only stipulation for payout is that the participants remain employed with the Company on the date of the payout which is required to be made within a specified period after the anniversary date of our 49 percent H3C acquisition on March 29, 2007.

Remaining cash payment requirements under the Equity Appreciation Rights Plan for fiscal years ending May 31 are approximately as follows (in thousands):

2010	$24,364
2011	14,000

It is expected that we will have significant cash outflows in fiscal 2010 of $55.2 million of loan payments for principal and interest and approximately $24.4 million for EARP commitments.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For additional information regarding recently issued accounting pronouncements, see Note 2 to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures.  The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity.  Interest to be paid by us on our senior secured loan is at an interest rate based, at our option, on either the LIBOR or the prime rate, plus an applicable margin. We expect the base interest rate generally to be based on the published LIBOR rate, which is subject to change on a periodic basis. Recently, interest rates have trended downwards in major global financial markets, stabilizing at relatively low levels over the past few months. If these interest rate trends were to reverse, this will result in increased interest rate expense as a result of higher LIBOR rates. We believe a ten percent increase in LIBOR would not have a material effect on our financial position or results of operations. Continued increases in interest rates could have a material adverse effect on our financial position, results of operations and cash flows, particularly if such increases are substantial. In addition, interest rate trends could affect global economic conditions.

Foreign Currency Exchange Risk.  A significant portion of our sales and a portion of our costs are denominated in Renminbi, the Chinese currency. At the same time, our senior secured bank loan — which we intend to service and repay primarily through cash flow from H3C’s PRC operations — is denominated in US dollars. In July 2005, China uncoupled the Renminbi from the U.S. dollar and let it float in a narrow band against a basket of foreign currencies. The Renminbi could appreciate or depreciate relative to the U.S. dollar. Any movement of the Renminbi may materially and adversely affect our cash flows, revenues, operating results and financial position, and may make it more difficult for us to service our U.S. dollar-denominated senior secured bank loan. More specifically, if the Renminbi appreciates in value as compared with the U.S. dollar, our reported revenues will derive a beneficial increase due to currency translation; and if the Renminbi depreciates, our revenues will suffer due to such depreciation. This currency translation impacts our expenses as well, but to a lesser degree.

Outside of China, most of our sales are invoiced and collected in US dollars, while selling and administrative expenses are incurred in local currency. A depreciation of the US dollar will result in higher selling and administrative expenses outside of the United States, while an appreciation of the US dollar will reduce the reported selling and administrative expenses. With the exception of China, changes in currency valuations should not have a significant impact on our revenue or margin. We believe that a sudden or significant change in foreign exchange rates would not have a material impact on future net income or cash flows other than with respect to the Chinese Renminbi.

Cash Investments and Short-Term Investments.  A significant portion of our cash is invested in China, These funds are primarily invested in Chinese Central Bank Bills, Chinese government bonds, and the major state-owned, or state controlled banks, and are denominated in the Chinese Renminbi. Any movement in the value of the Renminbi may materially affect our cash balance. Chinese government bonds typically carry maturity of less than one year. The remainder of the portfolio carries maturities of less than 90 days. We may also invest in offshore money market funds with a rating of Aaa/AAA.

Cash holdings outside of China are mostly denominated in US dollars, and are invested in US Treasury Money Market Funds and Repurchase Agreements backed by US Treasuries. We may also invest in US government agency debt rated Aaa/AAA, Banks and Corporate rated A1/P1, Sovereign, non-US Banks & Corporate rated Aa3/AA-, and Money Market Funds rated Aaa/AAA. These investments typically carry maturities of less than 7 days.

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

We have audited the accompanying consolidated balance sheets of 3Com Corporation and subsidiaries (3Com) as of May 29, 2009 and May 30, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended May 29, 2009. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of 3Com’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of 3Com at May 29, 2009 and May 30, 2008, and the results of their operations and their cash flows for each of the three years in the period ended May 29, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), 3Com’s internal control over financial reporting as of May 29, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 24, 2009 expressed an unqualified opinion on 3Com’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
July 24, 2009

3COM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended May 31,
	2009	2008	2007
	(In thousands, except per share amounts)

Sales	$1,316,978	$1,294,879	$1,267,481
Cost of sales	565,514	640,424	689,027

Gross profit	751,464	654,455	578,454

Operating expenses (income):
Sales and marketing	338,401	316,019	319,696
Research and development	179,979	206,653	215,632
General and administrative	113,900	129,116	93,875
Amortization	95,013	103,670	42,525
Patent dispute resolution and patent sale	(85,200)	—	—
Goodwill impairment	—	157,977	—
In-process research and development	—	—	35,753
Restructuring charges	8,679	4,501	3,494

Operating expenses, net	650,772	917,936	710,975

Operating income (loss)	100,692	(263,481)	(132,521)
Interest (expense) income, net	(5,563)	(13,087)	40,863
Other income, net	52,200	44,824	39,434

Income (loss) from operations before income taxes and minority interest in income of consolidated joint venture	147,329	(231,744)	(52,224)
Income tax (provision) benefit	(32,604)	2,903	(10,173)
Minority interest in income of consolidated joint venture	—	—	(26,192)

Net income (loss)	$114,725	$(228,841)	$(88,589)

Basic and diluted net income (loss) per share:	$0.29	$(0.57)	$(0.22)

Shares used in computing per share amounts:
Basic	392,092	399,524	393,894

Diluted	394,207	399,524	393,894

The accompanying notes are an integral part of these consolidated financial statements.

3COM CORPORATION
CONSOLIDATED BALANCE SHEETS

	May 31,
	2009	2008
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and equivalents	$545,818	$503,644
Short-term investments	98,357	—
Notes receivable	40,590	65,116
Accounts receivable, less allowance for doubtful accounts of $9,645 and $12,253, respectively	112,771	116,281
Inventories	90,395	90,831
Other current assets	56,982	34,033

Total current assets	944,913	809,905
Property and equipment, less accumulated depreciation and amortization of $172,717 and $205,835, respectively	40,012	54,314
Goodwill	609,297	609,297
Intangible assets, net	198,624	278,385
Deposits and other assets	22,511	23,229

Total assets	$1,815,357	$1,775,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,350	$90,280
Current portion of long-term debt	48,000	48,000
Accrued liabilities and other	394,103	366,181

Total current liabilities	510,453	504,461
Deferred taxes and long-term obligations	40,729	22,367
Long-term debt	152,000	253,000
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value, 990,000 shares authorized; shares issued and outstanding: 389,284 and 405,656, respectively	2,336,961	2,353,688
Retained deficit	(1,290,522)	(1,405,247)
Accumulated other comprehensive income	65,736	46,861

Total stockholders’ equity	1,112,175	995,302

Total liabilities and stockholders’ equity	$1,815,357	$1,775,130

The accompanying notes are an integral part of these consolidated financial statements.

3COM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
					Unamortized		Other
	Common Stock		Treasury Stock		Stock-based	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Compensation	Deficit	Income (Loss)	Total
	(In thousands)

Balances, May 31, 2006	393,442	$2,300,396	—	—	$(7,565)	$(1,087,512)	$(2,957)	$1,202,362
Elimination of unamortized stock-based compensation		(7,565)			7,565
Components of comprehensive loss:
Net loss						(88,589)		(88,589)
Unrealized gain on available-for-sale securities, net of tax							2,310	2,310
Accumulated translation adjustments							4,996	4,996

Total comprehensive loss								(81,283)
Repurchase of common stock	(2,359)	(9,041)	(870)	(4,259)		(163)		(13,463)
Common stock issued under stock plans, net of cancellations	7,981	19,471	870	4,259		(142)		23,588
Stock-based compensation expense		20,095						20,095

Balances, May 31, 2007	399,064	2,323,356	—	—	—	(1,176,406)	4,349	1,151,299
Components of comprehensive loss:
Net loss						(228,841)		(228,841)
Unrealized gain on available-for-sale securities, net of tax							(209)	(209)
Accumulated translation adjustments							42,721	42,721

Total comprehensive loss								(186,329)
Repurchase of common stock	(952)	(3,180)						(3,180)
Common stock issued under stock plans, net of cancellations	7,544	8,305						8,305
Stock-based compensation expense		25,207						25,207

Balances, May 31, 2008	405,656	2,353,688	—	—	—	(1,405,247)	46,861	995,302
Components of comprehensive income:
Net income						114,725		114,725
Accumulated translation adjustments							18,875	18,875

Total comprehensive income								133,600
Repurchase of common stock	(22,699)	(53,378)						(53,378)
Common stock issued under stock plans, net of cancellations	6,327	6,571						6,571
Stock-based compensation expense		30,080						30,080

Balances, May 31, 2009	389,284	$2,336,961	—	$—	$—	$(1,290,522)	$65,736	$1,112,175

The accompanying notes are an integral part of these consolidated financial statements.

3COM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended May 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$114,725	$(228,841)	$(88,589)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	124,794	136,030	74,990
Loss (gain) on property and equipment disposals	1,257	2,224	(14,714)
Impairment of property and equipment	1,150	—	—
Minority interest	—	—	26,192
Stock-based compensation expense	30,080	25,207	20,095
Gain on investments, net	—	(185)	(1,417)
Deferred income taxes	(10,078)	(8,206)	(10,487)
Goodwill impairment	—	157,977	—
In-process research and development	—	—	35,753
Gain on sale of patent	(15,200)	—	—
Changes in assets and liabilities:
Accounts and notes receivable	35,747	7,895	(24,677)
Inventories	(3,342)	32,621	50,589
Other assets	(9,945)	18,429	32,368
Accounts payable	(32,075)	(22,926)	(34,760)
Other liabilities	43,356	(65,348)	100,195

Net cash provided by operating activities	280,469	54,877	165,538

Cash flows from investing activities:
Purchases of held-to-maturity investments	(98,235)	—	(225,005)
Proceeds from maturities and sales of investments	—	442	609,342
Proceeds from patent sale, net of $1.8 million fee	15,200	—	—
Purchases of property and equipment	(16,587)	(17,893)	(28,331)
Businesses acquired in purchase transactions, net of cash acquired	—	—	(898,529)
Proceeds from sale of property and equipment	228	1,096	36,580

Net cash used in investing activities	(99,394)	(16,355)	(505,943)

Cash flows from financing activities:
Issuances of common stock	6,571	8,305	23,588
Repurchases of common stock	(53,378)	(3,180)	(13,463)
Net proceeds from long term debt	—	—	415,811
Repayments of borrowings	(101,000)	(129,000)	—
Dividend paid to minority interest shareholder	—	—	(40,785)
Other, net	—	—	2,787

Net cash (used in) provided by financing activities	(147,807)	(123,875)	387,938

Effect of exchange rate changes on cash and equivalents	8,906	29,780	10,587
Net change in cash and equivalents during year	42,174	(55,573)	58,120
Cash and equivalents, beginning of year	503,644	559,217	501,097

Cash and equivalents, end of year	$545,818	$503,644	$559,217

Other cash flow information
Interest paid	$14,373	$24,362	$5,596
Income tax payments, net of refunds	19,248	14,199	18,970
Inventory transferred to property and equipment	7,202	5,565	8,814

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Description of Business

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

Fiscal year

Our fiscal year ends on the Friday closest to May 31. Fiscal 2009 consisted of 52 weeks and ended on May 29, 2009. Fiscal 2008 consisted of 52 weeks and ended on May 30, 2008 and fiscal 2007 consisted of the 52 weeks ended on June 1, 2007. For convenience, the consolidated financial statements have been shown as ending on the last day of the calendar month.

Use of estimates in the preparation of consolidated financial statements

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales, costs and expenses during the reporting periods. Such management assumptions and estimates include allowances for doubtful accounts receivable, product returns, rebates and price protection; provisions for inventory to reflect net realizable value, goodwill and other intangible assets, estimation of fair value of acquired businesses, and properties held for sale; valuation allowances against deferred income tax assets; and accruals for severance costs, compensation, product warranty, other liabilities, and income taxes, among others. Actual results could materially differ from those estimates and assumptions.

Basis of presentation

The consolidated financial statements include the accounts of 3Com, and its wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. As discussed in Note 3 we accounted for our investment in the H3C joint venture by the equity method until fiscal 2006, during which we exercised an option to acquire a further 2% interest in the joint venture and obtained control of H3C. We were granted regulatory approval by the Chinese government and subsequently completed this control transaction on January 27, 2006 (date of acquisition). Since that time, we have owned a majority interest in the joint venture and have determined that the criteria of Emerging Issues Task Force No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” have been met. Accordingly, we consolidate H3C’s financial statements beginning February 1, 2006, a date used under the principle of convenience close. We acquired the remaining 49 percent minority interest of H3C on March 29, 2007. H3C follows a calendar year basis of reporting and therefore, H3C is consolidated on a two-month lag. Prior to acquiring majority ownership on January 27, 2006, we accounted for our investment by the equity method. Under this method, we recorded our proportionate share of H3C’s net income or loss based on the most recently available quarterly financial statements.

Segment reporting

In the prior fiscal year we reported H3C, Data and Voice Business Unit (“DVBU”), TippingPoint Security business (“TippingPoint”) and Corporate as segments. In the first quarter of fiscal 2009, we realigned the manner in which we manage our business and internal reporting, and based on the information provided to our chief operating decision-maker (CODM) for purposes of making decisions about allocating resources and assessing performance, we have two primary businesses, our Networking Business and TippingPoint Security Business. Accordingly, our previously reported segment information has been restated to reflect our new operating and reporting structure. Our Networking Business consists of the following sales regions as operating segments: China-based, Asia Pacific Region excluding China-based sales region (Japan and Hong Kong SAR) (APR), Europe Middle East and Africa (EMEA), Latin America (LAT), and North America (NA) regions. The APR, EMEA, LAT and NA operating segments have been aggregated given their similar economic characteristics, products, customers and processes, and have been consolidated as one reportable segment, “Rest of World”. The China-based sales region does not meet the aggregation criteria at this time.

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

Management evaluates the China-based sales region and the Rest of World sales region performance based on segment contribution profit. Segment contribution profit for these regions is defined as “gross profit” less segment direct sales and marketing expenses. “Gross profit” for these regions is defined as sales less standard cost of sales (which excludes certain indirect cost of goods sold, such as supply chain operations which are included in central functions). Our TippingPoint Security business segment is measured on segment profit (loss). Gross profit for the TippingPoint segment is defined as sales less cost of sales. This measure includes all operating costs except those items included in “Eliminations and Other”. Eliminations and other include intercompany sales eliminations, stock-based compensation expense, amortization of intangible assets, restructuring in all periods as well as purchase accounting inventory related adjustments, net patent sale and Realtek patent dispute resolution where applicable.

Cash equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.

Short-term investments

Short-term investments are invested in Chinese government bonds and central bank bills, with maturity periods from three months to one year. These investments were classified as held-to-maturity. As of March 31, 2009, held-to-maturity securities have amortized costs of $98.4 million which approximates fair value according to prevailing market prices.

Notes receivable

Notes receivable represent bills receivable from eleven Chinese banks to our H3C subsidiary that have maturities of less than six months. These notes originate from customers who settle their commitments to H3C by providing us these bills issued by the Chinese banks. The Chinese banks are responsible to pay our H3C subsidiary. The notes are also commonly referred to as “bankers’ acceptances”. The notes are carried on our balance sheet at amortized cost which approximates fair value.

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

Equity securities and other investments

We account for non-marketable equity securities and other investments at historical cost or, if we have the ability to exert significant influence over the investee, by the equity method. At May 31, 2009 and 2008 we no longer held any equity securities. During the years ended May 31, 2009, 2008 and 2007, investment gains (losses) were $(0.2) million, 0.5 million and $1.4 million, respectively and have been recorded in other income, net.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, notes receivable, accounts payable, and long-term debt. The carrying value of cash, short-term investments, accounts receivable, notes receivable and accounts payable approximates their fair market values due to their short-term nature. The Company believes that the carrying value of its outstanding debt approximates fair value.

Concentration of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and equivalents, short-term investments, notes receivable and accounts receivable. More than 90% our cash and equivalents and short term investment were invested in A- or above and the average credit rating was A for the period ended May 31, 2009. See Note 18 for sales and accounts receivable concentration disclosures.

Inventories

Inventories are stated at the lower of standard cost or market, which approximates actual cost. Cost is determined using the first-in, first-out method.

Property and equipment

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Equipment under capital leases is stated at the lower of fair market value or the present value of the minimum lease payments at the inception of the lease. We capitalize eligible costs related to the application development phase of software developed internally or obtained for internal use. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets, which range from two to five years; the amounts charged to amortization expense were zero in fiscal 2009, $0.3 million in fiscal 2008, and $0.4 million in fiscal 2007.

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

Goodwill and intangible assets

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, requires goodwill and other indefinite lived intangibles to be tested for impairment on an annual basis and between annual tests when events or circumstances indicate a potential impairment. We test our goodwill and other indefinite lived intangibles for impairment annually during our third fiscal quarter. In the fourth quarter of fiscal 2008 we conducted an additional impairment test due to the decline in our stock price as discussed more fully in Note 9. As a result of this testing, we recorded a $158 million goodwill impairment in fiscal year 2008. There was no impairment of goodwill in fiscal years 2009 or 2007. Furthermore, SFAS No. 142 requires intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally 2-7 years.

Revenue recognition

We recognize a sale when the product has been delivered and risk of loss has passed to the customer, collection of the resulting receivable is reasonably assured, persuasive evidence of an arrangement exists, and the fee is fixed or determinable. The assessment of whether the fee is fixed or determinable considers whether a significant portion of the fee is due after our normal payment terms. If we determine that the fee is not fixed or determinable, we recognize revenue at the time the fee becomes fixed and determinable, provided that all other revenue recognition criteria have been met. Also, sales arrangements may contain customer-specific acceptance requirements for both products and services. In such cases, revenue is deferred at the time of delivery of the product or service and is recognized upon receipt of customer acceptance.

For arrangements that are not considered software arrangements and which involve multiple elements, such as sales of products that include maintenance or installation services, revenue is allocated to each respective element. We use the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and objective evidence of the fair value of all the undelivered elements exists. Under the residual method, the revenue related to the undelivered element is deferred at its fair value and the remaining portion of the arrangement fee is recognized as revenue. If evidence of fair value of one or more undelivered elements does not exist, revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

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

For sales of products that contain software that is marketed separately, we apply the provisions of AICPA Statement of Position 97-2, “Software Revenue Recognition,” as amended. Accordingly, we applied SOP 97-2 for the majority of sales from our TippingPoint segment, our Voice sales from our Networking Business and other insignificant specific product sales within our Networking Business. We generally sell our software products with maintenance services, which includes the rights to unspecified updates and product support, and, in some cases, also with consulting services. For these undelivered elements, we determine vendor-specific objective evidence (VSOE) of fair value to be the price charged when the undelivered element is sold separately. We determine VSOE for maintenance sold in connection with product based on the amount that will be separately charged for the maintenance renewal period. We determine VSOE for consulting services by reference to the amount charged for similar engagements when a software license sale is not involved.

We recognize revenue from software licenses sold together with maintenance and/or consulting services upon shipment using the residual method, provided that the above criteria have been met. Under the residual method, revenue associated with undelivered elements is deferred at the greater of either the contractually defined amount or the established VSOE of fair value, and any remaining amounts are considered related to the delivered elements and recognized providing all other revenue recognition criteria are met. If VSOE of fair value for the undelivered elements cannot be established, we defer all revenue from the arrangement until the earlier of the point at which such sufficient VSOE does exist or all elements of the arrangement have been delivered.

We recognize maintenance revenue ratably over the term of the applicable agreement. Sales of services, including professional services, system integration, project management, and training, are recognized upon the completion of performance.

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

Advertising

All other advertising costs are expensed as incurred in sales and marketing and were $26.2 million, $28.3 million, and $34.0 million for the years ended May 31, 2009, 2008 and 2007, respectively.

Restructuring charges

In recent fiscal years, we have undertaken several initiatives involving significant changes in our business strategy and cost structure. In connection with these initiatives, we have recorded significant restructuring charges, as more fully described in Note 6. Generally, costs associated with an exit or disposal activity are recognized when the liability is incurred. Costs related to employee separation arrangements requiring future service beyond a specified minimum retention period are generally recognized over the service period.

Foreign currency remeasurement and translation

Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. Substantially all of our Rest of World sales region and TippingPoint security segment sales transactions are denominated in U.S. dollars. Substantially all of our China-based sales region sales are denominated in Renminbi. For foreign operations with the local currency as the functional currency, local currency denominated assets and liabilities are translated at the year-end exchange rates, and sales, costs and expenses are translated at the average exchange rates during the year. Gains or losses resulting from foreign currency translation are included as a component of accumulated other comprehensive income in the consolidated balance sheets. For foreign operations with the U.S. dollar as the functional currency, foreign currency denominated assets and liabilities are remeasured at the year-end exchange rates except for property and equipment which are remeasured at historical exchange rates. Foreign currency denominated sales, costs and expenses are recorded at the average exchange rates during the year. Gains or losses resulting from foreign currency remeasurement are included in other income, net, in the consolidated statements of operations.

Our risk management strategy uses forward contracts to settle certain forecasted foreign currency cash flows outside of China. Due to the limitations on converting Renminbi, we do not engage in currency hedging activities in China at this time. The Company has not designated these contracts for hedge accounting and gains and losses on these contracts are recorded in earnings and have not been significant during the years ended May 31, 2009, 2008 and 2007.

We had no outstanding foreign exchange forward contracts as of May 31, 2009. We had forward contracts with aggregate notional amounts of $43.6 million outstanding as of May 31, 2008. The fair value of foreign exchange forward contracts is based on prevailing financial market information. The carrying amounts, which were also the estimated fair values, of foreign exchange forward contracts were not significant as of May 31, 2008.

Other income, net included net foreign currency gains of $2.9 million in fiscal year 2009 and net foreign currency losses of $4.2 million in fiscal year 2008 and $1.2 million in fiscal year 2007.

Income taxes

We are subject to income tax in a number of jurisdictions. A certain degree of estimation is required in recording the assets and liabilities related to income taxes, and it is reasonably possible such assets may not be recovered and that such liabilities may not be paid or that payments in excess of amounts initially estimated and accrued may be required. We assess the likelihood that our deferred tax assets will be recovered from our future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. We consider historical taxable income, estimates of future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. We have not provided valuation allowances against our deferred tax assets in China. Based on various factors, including our recent losses, retained deficit, operating performance in fiscal 2009, and estimates of future profitability, we have concluded that future taxable income will, more likely than not, be insufficient to recover most of net deferred tax assets as of May 31, 2009. Accordingly, we have established an appropriate valuation allowance to offset such deferred tax assets.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), that clarifies the accounting and recognition for income tax positions taken or expected to be taken in our tax returns. FIN 48 provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 on June 2, 2007, which resulted in no adjustment to the opening balance of retained earnings. As of May 31, 2009 the Company had unrecognized tax benefits of $21.9 million including interest, all of which, if recognized, would affect our effective tax rate.

We recognize tax liabilities for uncertain items in accordance with FIN 48 and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities.

We recognize interest and penalties relating to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. As of May 31, 2009, the amount of interest included in unrecognized tax benefits was $2.4 million, representing a decrease of $0.1 million during fiscal 2009. There were no penalties accrued in all periods presented.

Comprehensive income (loss)

Comprehensive income (loss) consists of our net income (loss), the impact of foreign currency translation and unrealized gains (losses) on available-for-sale securities.

An analysis of accumulated other comprehensive income (loss) follows (in thousands):

			Accumulated
		Accumulated	Other
	Unrealized	Translation	Comprehensive
	Gain (Loss)	Adjustments	Income (Loss)

Balance as of May 31, 2006	$(2,101)	$(856)	$(2,957)
Change in period	2,310	4,996	7,306

Balance as of May 31, 2007	209	4,140	4,349
Change in period	(209)	42,721	42,512

Balance as of May 31, 2008	—	46,861	46,861
Change in period	—	18,875	18,875

Balance as of May 31, 2009	$—	$65,736	$65,736

Stock-based Compensation

As described in Note 14, effective June 3, 2006, we adopted the fair value method of accounting for stock-based compensation under SFAS 123(R) “Share-Based Payment”. Under the fair value method, compensation cost associated with a stock award is measured based on the estimated fair value of the award itself, determined using established valuation models and principles, and is generally measured as of the date of grant. The fair value of the award is generally recognized as expense over the requisite service period, which is typically the vesting period.

Estimates of the fair value of equity awards in future periods will be affected by the market price of our common stock, as well as the actual results of certain assumptions used to value the equity awards. These assumptions include, but are not limited to, the expected volatility of the common stock, the expected term of options granted, the risk free interest rate and dividend yield.

The fair value of stock options and employee stock purchase plan shares is determined by using the Black-Scholes option pricing model and applying the single-option approach to the stock option valuation. The options generally vest on an annual basis over four years. We estimate the expected option term by analyzing the historical term period from grant to exercise and also consider the expected term for those options that are outstanding. The expected term of employee stock purchase plan shares is the purchase periods under each offering period. The expected volatility of the common stock is estimated using historical volatility.

The risk-free interest rate used in the Black-Scholes option pricing model is determined by looking at historical U.S. Treasury zero-coupon bond issues with terms corresponding to the expected terms of the equity awards. In addition, an expected dividend yield of zero is used in the option valuation model, because we do not expect to pay any cash dividends in the foreseeable future.

In order to determine the fair value of restricted stock awards and restricted stock units we utilize the closing market price of 3Com’s common stock on the date of grant.

We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. In order to determine an estimated pre-vesting option forfeiture rate, we analyzed historical forfeiture data, which yielded a forfeiture rate of 23 percent as of the end of the current fiscal year. We believe this historical forfeiture rate to be reflective of our anticipated rate on a go-forward basis. An estimated forfeiture rate has been applied to all unvested options and restricted stock awards and restricted stock units outstanding as of June 1, 2006 and to all options and restricted stock awards and restricted stock units granted since June 1, 2006. Therefore, stock-based compensation expense is recorded only for those options and restricted stock awards and restricted stock units that are expected to vest.

We recognize stock-based compensation expense on a straight-line basis over the requisite service period of time-based vesting awards for stock options, restricted stock awards, restricted stock units, and the employee stock purchase plan. We recognize compensation expense for performance based restricted stock in the fiscal quarter when it becomes is probable that the performance metric will be achieved. For unvested stock options outstanding as of May 31, 2006, we continue to recognize stock-based compensation expense using the accelerated amortization method prescribed in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”.

Net income (loss) per share

Basic earnings per share is computed using the weighted-average number of common shares outstanding. Diluted earnings per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of employee stock options, restricted stock awards and restricted stock units, and are excluded from the diluted earnings per share computation in periods where net losses were incurred.

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”) to improve reporting and to create greater consistency in the accounting and financial reporting of business combinations. The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141R amends SFAS 109, “Accounting for Income Taxes”, such that adjustments made to valuation allowances on deferred income taxes and acquired income tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141R would apply the provisions of SFAS No. 141R. Given that SFAS No. 141R relates to prospective and not historical business combinations, the potential effects of adoption of SFAS No. 141R on the Company’s consolidated financial statements is dependent on future acquisition activity.

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

In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one-year deferral of the effective date of FAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Effective June 1, 2008, we adopted the provisions of SFAS No. 157 with respect to our financial assets and liabilities recorded at fair value, which had no material impact on our consolidated financial position, results of operations or cash flow. We have not yet determined the impact, if any, of the portion of SFAS No. 157, for which the implementation has been deferred, will have on our consolidated financial position, results of operations or cash flow. Under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), entities are permitted to choose to measure many financial instruments and certain other items at fair value that previously were not required to be measured at fair value. We did not elect the fair value measurement option under SFAS No. 159 for any of these financial assets or liabilities.

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

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in FASB Statement No. 128, “Earnings per Share”. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of FSP EITF 03-6-1 on our consolidated results of operations and financial position.

In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (SFAS 165). SFAS 165 intends to establish general standards of accounting for and disclosures of subsequent events that occurred after the balance sheet date but prior to the issuance of financial statements. SFAS 165 is effective for financial statements issued for interim or fiscal years ending after June 15, 2009. The adoption of SFAS 165 will not have significant impacts on its financial position, results of operations or cash flows.

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

	2003	2006	2007
	Investment	Purchase	Purchase

Net tangible assets assumed		$7.4	$148.6
Amortizable intangible assets:
Existing technology	$111.7	17.8	180.6
Non-compete agreement with Huawei			33.0
Distributor agreements	2.7	0.4	29.1

Total amortizable intangible assets	114.4	18.2	242.7
Amortization prior to the 2006 acquisition	(65.7)	—	—

Net amortizable intangible assets	48.7	18.2	242.7
In-process research and development	24.7	0.7	34.0
Trade name and trademarks			55.5
Goodwill	43.2	1.9	409.9

Total purchase price allocation		$28.2	$890.7

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

Fiscal Year
2007
(In millions,
except per share amounts)

Net sales	$1,267.5
Net loss	(201.3)
Basic and diluted net loss per share	$(0.51)

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

Based upon the use of established valuation techniques we assigned the purchase price for the acquisition in the following manner (in millions):

	2007 Purchase Price	Useful Life for Purchased
	Allocation	Intangible Assets

In-process research and development	$1.7	—
Purchased core technology	3.1	3years
Goodwill	3.2	—
Other	0.2	—

Total acquisition value	$8.2	—

Note 4:	Fair Value

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

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis consisted of the following types of instruments and were reported as cash equivalents as of May 31, 2009:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
	(In thousands)

Assets
Cash equivalents:
Time deposits and bank deposits with a maturity less than 3 months	$—	$313,315	$—	$313,315
Money market fund deposits	132,380	—	—	132,380
China government bonds and bank bills with a maturity of less than 3 months	100,123			100,123

Total assets measured at fair value	$232,503	$313,315	$—	$545,818

Money market funds, China government bonds and bank bills are measured based on quoted market prices. Time deposits and bank deposits are measured based on similar assets and/or subsequent transactions.

Note 5:	Realtek Patent Dispute Resolution and Patent Sale

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

On May 29, 2009, 3Com Corporation sold 35 patents for $17.0 million to Parallel Technology, LLC. The proceeds were partially offset by a $1.8 million finder’s fee associated with selling these patents. Accordingly, the net $15.2 million was recognized as income in the fourth quarter of fiscal 2009 in the operating expense (income) section of the consolidated statements of operations. All cash was received on May 29, 2009. As of May 29, 2009, the Company had no significant unfulfilled performance obligations.

Note 6:	Restructuring Charges

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

Restructuring charges related to these various initiatives were $8.7 million in fiscal 2009, $4.5 million in fiscal 2008, and $3.5 million in fiscal 2007. Such charges were net of credits of $0.7 million in fiscal 2009, $0.5 million in fiscal 2008, and $13.3 million in fiscal 2007. The 2007 credits primarily related to an $8.8 million gain on the sale of our former Santa Clara, CA building, which had previously been included in restructuring charges, and $4.2 million related to employee separation expenses for which the right to continue to receive payments was forfeited. The $8.7 million of net expense in fiscal 2009 consists of severance and outplacement costs of $7.3 million and $1.4 million of facilities and other restructuring items. The severance and outplacement costs primarily relate to a decrease in headcount of research and development employees as the Company eliminated duplicate testing activities as well as $2.0 million of severance costs related to the integration of our TippingPoint segment. The $1.4 million of facilities and other restructuring expenses primarily relate to vacating part of our Marlborough, MA facility for which we ceased use during the second quarter of fiscal 2009.

Accrued liabilities associated with restructuring charges are included in the caption “Accrued liabilities and other” in the accompanying consolidated balance sheets. These liabilities are classified as current because we expect to satisfy such liabilities in cash within the next 12 months.

Fiscal 2009 Actions

Activity and liability balances related to the fiscal 2009 restructuring actions are as follows (in thousands):

	Employee	Facilities-	Other
	Separation	Related	Restructuring
	Expense	Charges	Costs	Total

Balance as of May 31, 2008	$—	$—	$—	$—
Provisions	6,146	617	801	7,564
Payments and non-cash charges	(4,685)	(617)	(801)	(6,103)

Balance as of May 31, 2009	$1,461	$—	$—	$1,461

Employee separation expenses include severance pay, outplacement services, medical and other related benefits. The reduction in workforce affected employees involved in research and development, sales and marketing, customer support, and general and administrative functions. Through May 31, 2009, the total reduction in workforce associated with actions initiated during fiscal 2009 included approximately 110 employees who had been separated or were currently in the separation process. Facilities-related charges relate to vacating part of our Marlborough, MA facility for which we ceased use during the second quarter of fiscal 2009. Non-cash charges include depreciation against restructured assets, and stock-based compensation charges as applicable.

We believe that all remaining payments will be completed by the end of fiscal 2010.

Fiscal 2008 Actions

Activity and liability balances related to the fiscal 2008 restructuring actions are as follows (in thousands):

	Employee
	Separation
	Expense	Total

Balance as of May 31, 2007	$—	$—
Provisions	4,285	4,285
Payments	(3,598)	(3,598)

Balance as of May 31, 2008	$687	$687

Provisions	1,288	1,288
Payments	(1,975)	(1,975)

Balance as of May 31, 2009	$—	$—

Employee separation expenses include severance pay, outplacement services, medical and other related benefits. The reduction in workforce affected employees primarily involved in research and development. Through May 31, 2009, the total reduction in workforce associated with actions initiated during fiscal 2008 included approximately 122 employees who had been separated or were currently in the separation process.

Fiscal 2007 Actions

Activity and liability balances related to the fiscal 2007 restructuring actions are as follows (in thousands):

	Employee	Facilities-	Other
	Separation	Related	Restructuring
	Expense	Charges	Costs	Total

Balance as of May 31, 2006	$—	$—	$—	$—
Provisions	12,134	(7,501)	247	4,880
Payments and non-cash charges	(10,804)	7,765	(247)	(3,286)

Balance as of May 31, 2007	1,330	264	—	1,594

Provisions	(93)	71	53	31
Payments	(1,237)	(198)	(53)	(1,488)

Balance as of May 31, 2008	$—	$137	$—	$137

Provisions	—	(36)	—	(36)
Payments	—	(54)	—	(54)

Balance as of May 31, 2009	$—	$47	$—	$47

Employee separation expenses include severance pay, outplacement services, medical and other related benefits. The reduction in workforce affected employees involved in research and development, sales and marketing, customer support, and general and administrative functions. Through May 31, 2009, the total reduction in workforce associated with actions initiated during fiscal 2007 included 233 employees. In fiscal 2007 we received $16 million of proceeds from the sale of our Santa Clara facility resulting in a $8.8 million gain. Non-cash charges include depreciation against restructured assets as applicable.

Fiscal 2004, 2005 and 2006 Actions

Activity and liability balances related to the fiscal 2004, 2005 and 2006 restructuring actions are as follows (in thousands):

	Employee	Long-term	Facilities-	Other
	Separation	Asset	Related	Restructuring
	Expense	Write-downs	Charges	Costs	Total

Balance as of May 31, 2006	$6,720	$255	$6,532	$18	$13,525
Provisions	(2,083)	(255)	949	3	(1,386)
Payments and non-cash charges	(4,334)	—	(6,002)	(21)	(10,357)

Balance as of May 31, 2007	303	—	1,479	—	1,782

Provisions	133	—	49	3	185
Payments	(408)	—	(980)	(3)	(1,391)

Balance as of May 31, 2008	$28	$—	$548	$—	$576

Provisions	(6)	—	(131)	—	(137)
Payments	(6)	—	(417)	—	(423)

Balance as of May 31, 2009	$16	$—	$—	$—	$16

The reductions in workforce affected employees involved in sales, customer support, product development, and general and administrative positions.

Facilities-related charges included accelerated depreciation of buildings, write-downs of land and buildings held for sale, losses on sales of facilities, and lease obligations.

Other restructuring costs included payments to suppliers and contract termination fees.

Non-cash charges include depreciation against restructured assets as applicable.

Note 7:	Inventories

Inventories consist of (in thousands):

	May 31,
	2009	2008

Finished goods	$69,860	$62,055
Work-in-process	3,420	6,119
Raw materials	17,115	22,657

Total	$90,395	$90,831

Note 8:	Property and Equipment

Property and equipment, net, consists of (in thousands):

	May 31,
	2009	2008

Land	$574	$1,724
Machinery and equipment	153,655	196,933
Software	27,994	25,988
Furniture and fixtures	5,324	6,668
Leasehold improvements	23,674	23,390
Construction in progress	1,508	5,446

Total	212,729	260,149
Accumulated depreciation and amortization	(172,717)	(205,835)

Property and equipment, net	$40,012	$54,314

Significant property and equipment transactions

During fiscal 2009 depreciation expense was $25.6 million compared to $34.4 million in fiscal 2008 and $32.5 million in fiscal 2007.

We continue to carry the Hemel Hempstead, UK land, which was damaged in December of 2005, as “held for use” on our balance sheet. With no feasible business necessity to keep this property, we are soliciting offers from prospective buyers to acquire the building and land. We believe this process will take more than one year and as a result we have kept the land classified as held for use. During fiscal 2009 we conducted an impairment analysis of the Hemel land due to the decline in market values of real estate. We determined that the fair market value of the land was $0.6 million and recorded a charge of $1.2 million. During 2007 we received insurance proceeds of approximately $28 million in connection with the damaged property and recorded a gain of approximately $3 million.

During fiscal 2009 we removed from service fully depreciated fixed assets of $45.5 million.

Note 9:	Goodwill and Other Intangible Assets

We apply the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” to goodwill and intangible assets with indefinite lives which are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. We performed our annual goodwill impairment review as of February 27, 2009 for our TippingPoint reporting unit and December 31, 2008 for our China-based reporting unit (as our China-based region reports on a two month lag), and noted no impairment of goodwill or intangible assets with indefinite lives. There were no triggering events in the fourth quarter of fiscal year 2009 that required an additional impairment test. In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. Reporting unit valuations have been calculated using a combination of an income approach based on the present value of future cash flows of each reporting unit and a market approach. The income approach incorporates many assumptions including future growth rates, discount factors, expected capital expenditures and income tax cash flows. Changes in economic and operating conditions impacting these assumptions could result in a goodwill impairment in future periods. In conjunction with our annual goodwill impairment tests, we reconcile the sum of the valuations of all of our reporting units to our market capitalization as of such dates.

In the fourth quarter of fiscal 2008, subsequent to our annual goodwill impairment review, a significant reduction in our market value occurred. As a result, we concluded that we needed to evaluate whether an impairment in the fair value of our reporting units had occurred subsequent to our annual test.

As a result of these triggering events, we tested goodwill and other indefinite-lived intangible assets related to our H3C and TippingPoint reporting units for impairment as of April 25, 2008. The fair value of the reporting units was considered using both an income approach and market approach. Based on the results of our appraisal and valuation activities H3C’s fair value was greater than its carrying value and no other action was deemed necessary related to H3C. Based on the results of our appraisal and valuation activities, the TippingPoint reporting unit’s fair value was determined to be below its carrying value. We then determined the implied fair value of goodwill by determining the fair value of all the assets and liabilities of the TippingPoint reporting unit. As a result of this process, we determined that the fair value of goodwill for the TippingPoint reporting unit was $153.4 million. The carrying value of the TippingPoint goodwill was $311.4 million, resulting in an impairment charge of $158.0 million. Our other long-lived assets within the H3C and TippingPoint asset groups were also tested for impairment due to this triggering event, concluding that the assets are recoverable from their projected cash flows.

The following table summarizes the changes in goodwill (in thousands):

	China-Based	TippingPoint
	Sales Region	Segment	Total

Balance May 31, 2007	$455,894	$311,380	$767,274
Impairment charge	—	(157,977)	(157,977)

Balance May 31, 2008	455,894	153,403	609,297
Impairment charge	—	—	—

Balance May 31, 2009	$455,894	$153,403	$609,297

Intangible assets consist of (in thousands, except for weighted average remaining life):

	May 31, 2009				May 31, 2008
	Weighted				Weighted
	Average				Average
	Remaining				Remaining
	Amortization		Accumulated		Amortization		Accumulated
	Period	Gross	Amortization	Net	Period	Gross	Amortization	Net

Existing technology	3.6	$398,178	$(272,460)	$125,718	4.6	$380,254	$(198,682)	$181,572
Trademark	NA	55,502	—	55,502	NA	55,502	—	55,502
Huawei non-compete	0.0	37,283	(37,283)	—	0.5	33,650	(22,072)	11,578
OEM agreement	1.0	23,777	(14,852)	8,925	2.0	24,844	(7,947)	16,897
Maintenance agreements	1.7	19,000	(13,724)	5,276	2.7	19,000	(10,556)	8,444
Other	2.0	22,697	(19,494)	3,203	2.0	22,176	(17,784)	4,392

		$556,437	$(357,813)	$198,624		$535,426	$(257,041)	$278,385

During fiscal 2009 our gross intangible assets increased by $21.0 million due to the appreciation on the Renminbi affecting the value of certain intangible assets tied to out our H3C subsidiary. Net intangible assets at May 31, 2009 in our China-based sales region were $182.0 million and in our TippingPoint segment were $16.6 million.

Additionally, in fiscal 2008 our gross intangible assets increased by $10.5 million due to the appreciation on the Renminbi affecting the value of certain intangible assets tied to our H3C subsidiary. These intangible assets have a weighted-average useful life of approximately four years.

Annual amortization expense related to intangible assets is expected to be as follows for each of the following five succeeding fiscal years (in thousands):

	2010	2011	2012	2013	2014

Amortization expense	$66,413	$42,198	$17,123	$17,388	—

Note 10:	Accrued Liabilities and Other

Accrued liabilities and other consist of (in thousands):

	May 31,
	2009	2008

Accrued payroll and related expenses	$87,306	$103,421
Deferred revenue	80,181	66,844
Accrued rebates and other marketing accruals	54,029	65,900
Advances from customers	45,073	31,084
Income and other taxes payable	34,720	5,134
Accrued product warranty	29,587	36,897
EARP Accrual	24,364	34,535
Restructuring	1,514	1,400
Other	37,329	20,966

Total	$394,103	$366,181

Note 11:	Accrued Warranty

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

The following table summarizes the activity in the allowance for estimated warranty costs (in thousands):

	Years Ended May 31,
	2009	2008	2007

Accrued warranty, beginning of year	$36,897	$40,596	$41,791
Cost of warranty claims	(31,245)	(37,688)	(46,950)
Accrual for warranties issued during the year	23,935	33,989	46,406
Adjustments to preexisting warranties	—	—	(651)

Accrued warranty, end of year	$29,587	$36,897	$40,596

Note 12:	Long-Term Debt

On May 25, 2007, our subsidiary H3C Holdings Limited (“Borrower”) entered into an amended and restated credit agreement with various lenders, including Goldman Sachs Credit Partners L.P., as Mandated Lead Arranger, Bookrunner, Administrative Agent and Syndication Agent, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent (the “Credit Agreement”). Under the Credit Agreement, the Borrower borrowed $430 million in the form of a senior secured term loan in two tranches (Tranche A and Tranche B) to finance a portion of the purchase price for 3Com’s acquisition of 49 percent of H3C Technologies Co., Limited, or H3C. The Borrower and its subsidiaries are referred to collectively as the “H3C Group.”

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

Leverage Ratio	LIBOR +	Base Rate +

>3.0:10	2.25%	1.25%
≤3.0:1.0 but > 2.0:1.0	2.00%	1.00%
≤2.0:1.0 but > 1.0:1.0	1.75%	0.75%
≤1.0:1.0	1.50%	0.50%

All amounts outstanding under the Tranche B Term Facility will bear interest, at the Borrower’s option, at the (i) LIBOR plus 3 percent or (ii) Base Rate (i.e., prime rate) plus 2 percent. We have elected to use LIBOR as the reference rate for borrowings to date. Applicable LIBOR rates at May 31, 2009 were 1.79 percent and the effective interest rate at May 31, 2009 was 3.29 percent for the Tranche A Term Facility and 4.79 percent for the Tranche B Term Facility.

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

H3C and all other existing and future subsidiaries of the Borrower (other than PRC subsidiaries or small “excluded subsidiaries”) will guarantee all obligations under the loans and are referred to as “Guarantors”. The loan obligations are secured by (1) first priority security interests in all assets of the Borrower and the Guarantors, including their bank accounts, and (2) a first priority security interest in 100 percent of the capital stock of the Borrower and H3C and the PRC subsidiaries of H3C. The debt bears interest at floating rates therefore the carrying value approximates fair value.

The Borrower must maintain a minimum debt service coverage, minimum interest coverage, maximum capital expenditures and a maximum total leverage ratio. Negative covenants restrict, among other things, (i) the incurrence of indebtedness by the Borrower and its subsidiaries, (ii) the making of dividends and distributions to the Company outside of the H3C Group, (iii) the ability to make investments including in new subsidiaries, (iv) the ability to undertake mergers and acquisitions and (v) sales of assets. As of May 31, 2009, the H3C Group’s net assets were $881.3 million and are subject to these dividend restrictions. Also, cash dividends from the PRC subsidiaries to H3C, and H3C to the Borrower, will be subject to restricted use pending payment of principal, interest and excess cash flow prepayments. Standard events of default apply.

Remaining payments of the $200 million principal are due on September 28, of each year as follows, (in thousands):

Calendar Year	3Com Fiscal Year	Tranche A	Tranche B

2009	2010	$46,000	$2,000
2010	2011	46,000	2,000
2011	2012	—	20,000
2012	2013	—	84,000

During fiscal 2009, the Company made a voluntary prepayments of $53.0 million of principal, for which the Company did not incur a penalty. The prepayments were applied to reduce our fiscal year 2013 Tranche B principal balance.

Note 13:	Borrowing Arrangements and Commitments

We provide collateral for standby letters of credit, guarantees and similar arrangements generally given to support commercial transactions and government tax requirements. As of May 31, 2009, these facilities were $6.6 million and fully cash collateralized.

We lease certain of our facilities under operating leases. Leases expire at various dates from fiscal 2010 to 2019, and certain leases have renewal options with rentals based upon changes in the Consumer Price Index or the fair market rental value of the property. We also sublet certain of our leased facilities to third party tenants. The sublease agreements expire in June 2011.

Future operating lease commitments and future rental income as of May 31, 2009 are as follows (in thousands):

	Future Lease	Future Rental
Fiscal Year	Payments	Income

2010	$21,957	$58
2011	14,993	5
2012	5,638	—
2013	694	—
2014	404
Thereafter	—	—

Total	$43,686	$63

Rent expense was approximately $33.2 million in fiscal 2009, $32.8 million in fiscal 2008, and $27.7 million in fiscal 2007. Rental income, which includes rents received for both owned and leased property, was $0.1 million in fiscal 2009, $0.8 million in fiscal 2008, and $5.5 million in fiscal 2007, and is recorded as an offset to operating expenses.

On June 8, 2009, 3Com renewed the lease for its headquarters building at 350 Campus Drive, Marlborough, Massachusetts (the “Lease”). The Lease is for a ten-year, two month term from June 1, 2009 through and including July 31, 2019 and covers space totaling approximately 132,798 rentable square feet. The total cash obligation over the term is approximately $30.8 million, excluded from the table above. 3Com has the option to extend the lease and a one-time option to terminate the Lease in exchange for an early termination fee. The facility will continue to be used for headquarters functions, as well as general administrative office uses and activities such as research and development and sales and training.

We have entered into purchase agreements with our contract manufacturers. As of May 31, 2009 we had purchase commitments of $64.2 million. We have entered into outsourcing agreements with external vendors. As of May 31, 2009 we had outsourced commitments of $11.3 million. $6.0 million of which will be due in less than 1 year.

Note 14:	Stock Based Compensation Plans

Stock Based Compensation.  Effective June 3, 2006, we adopted the fair value method of accounting for stock-based compensation under SFAS 123(R) “Share-Based Payment”. Under the fair value method, compensation cost associated with a stock award is measured based on the estimated fair value of the award itself, determined using established valuation models and principles, and is generally measured as of the date of grant.

Estimates of the fair value of equity awards granted are affected by the market price of our common stock, as well as certain assumptions used to value the equity awards. These assumptions include, but are not limited to, the expected volatility of the common stock, the expected term of options granted, the risk free interest rate and dividend yield.

The fair value of stock options and employee stock purchase plan shares is determined by using the Black-Scholes option pricing model and applying the single-option approach to the stock option valuation. The options generally have vesting on an annual basis over a vesting period of four years. We estimate the expected option term by analyzing the historical term period from grant to exercise. The expected term of employee stock purchase plan shares is the purchase periods under each offering period. The volatility of the common stock is estimated using historical volatility.

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

We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. In order to determine an estimated pre-vesting option forfeiture rate, we analyzed historical forfeiture data, which yielded a current forfeiture rate of 23 percent as of the end of the current fiscal year. We believe this historical forfeiture rate to be reflective of our anticipated rate on a go-forward basis. An estimated forfeiture rate has been applied to all unvested options and restricted stock awards and restricted stock units outstanding as of June 1, 2006 and to all options and restricted stock awards and restricted stock units granted since June 1, 2006. Therefore, stock-based compensation expense is recorded only for those options and restricted stock awards and restricted stock units that are expected to vest.

We recognize stock-based compensation expense on a straight-line basis over the requisite service period of time-based vesting awards for stock options, restricted stock awards, restricted stock units, and the employee stock purchase plan. We recognize compensation expense for performance based restricted stock in the fiscal quarter that it becomes probable that the performance metric will be achieved. For unvested stock options outstanding as of May 31, 2006, we continue to recognize stock-based compensation expense using the accelerated amortization method prescribed in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”.

The Company issues new shares or reissues treasury shares, if available, upon settlement of share based payments.

The following table presents stock-based compensation expense included in the accompanying consolidated statements of operations (in thousands):

	May, 31,	May 31,	May 31,
	2009	2008	2007

Cost of sales	$3,028	$2,134	$1,576
Sales and marketing	8,615	5,976	5,756
Research and development	3,939	3,993	4,621
General and administrative	14,498	13,104	8,142

Stock-based compensation expense	$30,080	$25,207	$20,095

As of May 31, 2009, total unrecognized stock-based compensation expense relating to unvested employee stock options, restricted stock awards, restricted stock units and employee stock purchase plan, adjusted for estimated forfeitures, was $5.4 million, $2.5 million, $10.8 million and $0.5 million, respectively. These amounts are expected to be recognized over a weighted-average period of 2.1 years for stock options, 1.8 years for restricted stock awards, 1.9 years for restricted stock units and 0.3 years for employee stock purchase plan. If actual forfeitures differ from current estimates, total unrecognized stock-based compensation expense will be adjusted for changes in estimated forfeitures.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The underlying weighted-

average assumptions used in the Black-Scholes model and the resulting estimates of fair value per share were as follows for options granted during the years ended May 31, 2009, May 31, 2008 and May 31, 2007:

	2009	2008	2007

Employee stock options:
Volatility	51.3%	46.2%	42.7%
Risk-free interest rate	2.6%	3.0%	4.7%
Dividend yield	0.0%	0.0%	0.0%
Expected life (years)	4.7	4.0	4.0
Weighted average grant date fair value	$1.04	$1.15	$1.67
Restricted stock awards:
Weighted average grant date fair value	$2.28	$2.88	$4.45
Restricted stock units:
Weighted average grant date fair value	$2.38	$3.46	$4.36
Employee Stock Purchase Plan:
Volatility	70.9%	68.6%	39.2%
Risk-free interest rate	0.8%	2.5%	5.1%
Dividend yield	0.0%	0.0%	0.0%
Expected life (years)	0.5	0.5	0.5
Weighted average grant date fair value	$0.97	$1.10	$1.20

Stock Options.  Stock option detail activity was as follows (shares in thousands):

	Number of	Weighted-Average
	Shares	Exercise Price

Outstanding, May 31, 2006	61,421	$5.71
Granted	24,285	4.71
Exercised	(2,527)	3.00
Forfeited	(16,538)	4.79
Expired	(14,361)	7.27

Outstanding, May 31, 2007	52,280	5.23
Granted	6,362	2.95
Exercised	(1,823)	2.11
Forfeited	(8,896)	4.73
Expired	(3,998)	6.93

Outstanding, May 31, 2008	43,925	4.98
Granted	1,403	2.30
Exercised	(1,572)	2.00
Forfeited	(3,367)	4.33
Expired	(12,028)	5.39

Outstanding, May 31, 2009	28,361	$4.92

Options outstanding that are vested and expected to vest as of May 31, 2009 are as follows:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Option	Contractual	Intrinsic Value
	Shares	Price	Life (in Years)	(In thousands)

Vested and expected to vest at May 31, 2009	26,140,182	$5.07	3.2	$15,085

As of May 31, 2009, there were approximately 20.2 million options exercisable with a weighted-average exercise price of $5.58 per share. By comparison, there were approximately 28.6 million options exercisable as of May 31, 2008 with a weighted-average price of $5.65 per share.

During the years ended May 31, 2009, 2008 and 2007 approximately 1.6 million, 1.8 million and 2.5 million options were exercised at an aggregate intrinsic value of $1.3 million, $4.6 million and $4.5 million, respectively. The exercise intrinsic value is calculated as the difference between the market value on the exercise date and the exercise price of the options. The closing market value as of May 29, 2009 was $4.32 per share as reported by the NASDAQ Global Select Market. The aggregate intrinsic value of options outstanding and options exercisable as of May 31, 2009 was $17.9 million and $9.1 million, respectively. The weighted-average remaining contractual life of options outstanding and options exercisable were 3.4 and 2.6 years, respectively. The aggregate options outstanding and options exercisable intrinsic value is calculated for options that are in-the-money as the difference between the market value as of May 31, 2009 and the exercise price of the options.

Restricted Stock Awards.  Restricted stock awards activity was as follows (shares in thousands):

		Weighted-
	Number of	Average Grant-
	Shares	Date Fair Value

Outstanding, May 31, 2006	2,117	$4.07
Granted	2,380	4.45
Vested	(1,151)	4.13
Forfeited	(943)	4.30

Outstanding, May 31, 2007	2,403	4.33
Granted	3,740	2.88
Vested	(1,051)	4.33
Forfeited	(1,997)	3.02

Outstanding, May 31, 2008	3,095	3.43
Granted	325	2.28
Vested	(1,213)	3.50
Forfeited	(748)	3.75

Outstanding, May 31, 2009	1,459	$2.94

During the years ended May 31, 2009, 2008 and 2007 approximately 1.2 million, 1.1 million and 1.2 million restricted awards with an aggregate fair value of $3.4 million, $3.7 million and $4.9 million, respectively, became vested. Total aggregate intrinsic value of restricted stock awards outstanding as of May 31, 2009 was $6.3 million.

Restricted Stock Units.  Restricted stock unit activity was as follows (shares in thousands):

		Weighted-
	Number of	Average Grant-
	Units and Shares	Date Fair Value

Outstanding May 31, 2006	—	$—
Granted	4,356	4.36
Vested	(836)	4.45
Forfeited	(409)	4.45

Outstanding May 31, 2007	3,111	4.32
Granted	5,738	3.46
Vested	(2,181)	4.13
Forfeited	(924)	4.01

Outstanding May 31, 2008	5,744	3.59
Granted	5,402	2.38
Vested	(3,495)	3.38
Forfeited	(1,490)	3.05

Outstanding May 31, 2009	6,161	$2.78

During the years ended May 31, 2009, 2008 and 2007 approximately 3.5 million, 2.2 million and 0.8 million restricted awards with an aggregate fair value of $9.4 million, $7.0 million and $3.3 million, respectively, became vested. Total aggregate intrinsic value of restricted stock units outstanding at May 31, 2009 was $26.6 million. Restricted stock units outstanding at May 31, 2009 had a weighted-average remaining contractual life of 1.2 years. Total aggregate intrinsic value of restricted stock units outstanding and expected to vest at May 31, 2009 was $20.0 million. Restricted stock units outstanding and expected to vest at May 31, 2009 had a weighted-average remaining contractual life of 1.0 years.

2003 Stock Plan Description.  In September 2003, our stockholders approved the 2003 Stock Plan which replaced all previous stock plans and the shares available for future grants under those prior plans. The 2003 Stock Plan provides for the issuance of non-qualified stock options, incentive stock options, restricted stock awards, restricted stock units, and stock appreciation rights to eligible employees, consultants and directors. In accordance with the 2003 Stock Plan, stock options are generally granted at not less than fair market value, have a seven year term and vest over a period of two to four years. Additionally, restricted stock awards and units are generally granted at no cost to the recipient and vest over a period of two to four years. To date, we have not granted any stock appreciation rights under the plan. Upon approval of the 2003 Stock Plan, 20 million shares were reserved for issuance. In September 2005, our stockholders authorized an additional 30 million shares. In September 2008, our stockholders authorized an additional 23 million shares.

As of May 31, 2009, shares of common stock issuable pursuant to outstanding awards granted under the 2003 Stock Plan, our previous stock plans, and options assumed by us in connection with acquisitions were 34.5 million shares and there were 37.8 million shares reserved for future grants.

Employee Stock Purchase Plan.  We have an employee stock purchase plan (ESPP) under which eligible employees may authorize payroll deductions of up to ten percent of their compensation, as defined, to purchase common stock at a price of 85 percent of the lower of the fair market value as of the beginning or the end of the six-month offering period. In September 2008, our stockholders approved an increase of eight million shares available for issuance under the ESPP. We recognized $1.4 million of stock-based compensation expense in the year ended May 31, 2009. Shares issued under the plan in fiscal 2009 and 2008 were 1.7 million and 1.8 million, respectively. Employee stock purchases generally occur only in the quarters ended November 30 and May 31.

Stock Reserved for Issuance.  As of May 31, 2009 we had reserved common stock for issuance as follows (in thousands):

Stock option and restricted stock plans for granted shares	34,522
Stock option and restricted stock plans for future grants	37,787
Employee stock purchase plan	8,029

Total shares reserved for issuance	80,338

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

Note 15:	Interest (Expense) Income and Other Income, Net

Interest (expense) income and other income, net, consists of (in thousands):

	Years Ended May 31,
	2009	2008	2007

Interest income	$14,006	$2,683	$41,310
Interest expense	(19,569)	(15,770)	(447)

Interest (expense) income, net	$(5,563)	$(13,087)	$40,863

Other income, net	$52,200	$44,824	$39,434

Other income, net includes $51.1 million, $45.7 million and $30.6 million in fiscal year 2009, 2008 and 2007, respectively, of other income from our H3C subsidiary for an operating subsidy program by the Chinese VAT authorities in the form of a partial refund of VAT taxes collected by our H3C subsidiary from purchasers of products. The timing of the receipt, and the continuation of the program, are subject to the discretion of the Chinese VAT authorities. This program is scheduled to terminate on December 31, 2010. Other income also includes a gain from the insurance proceeds from our Hemel facility in fiscal 2007.

Note 16:	Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended May 31,
	2009	2008	2007

Current:
Federal	$—	$—	$—
State	—	(189)	530
Foreign	42,512	3,231	19,640

Total current	42,512	3,042	20,170
Deferred
Federal	—	—	—
State	—	—	—
Foreign	(9,908)	(5,945)	(9,997)

Total deferred	(9,908)	(5,945)	(9,997)

Total	$32,604	$(2,903)	$10,173

The components of net deferred tax assets consist of the following (in thousands):

	May 31, 2009	May 31, 2008

Gross deferred tax assets:
Operating loss carryforwards	$1,070,566	$1,061,779
Amortization and depreciation	39,356	40,722
Tax credit carryforwards	55,653	55,708
Capital loss carryforwards	8,769	13,541
Reserves recognized in different periods for tax purposes	70,381	64,413
Royalty and purchased research and development	2,988	3,639
Other	368	577

Gross deferred tax assets	1,248,081	1,240,379
Gross deferred tax liabilities:
PRC withholding tax	(16,480)	—
Acquired intangibles	(22,443)	(38,427)
Other	(6,118)	—

Gross deferred tax liabilities	(45,041)	(38,427)
Valuation allowance	(1,205,032)	(1,210,771)

Net deferred tax liability	$(1,992)	$(8,819)

We have net operating loss carryforwards related to the following income tax jurisdictions and expiration periods: U.S. federal loss carryforwards of approximately $2.7 billion expiring between fiscal years 2017 and 2029; various state loss carryforwards of approximately $983 million expiring between 2010 and 2029 and various foreign loss carryforwards of $385.3 million with an unlimited carryforward period. We also have federal capital loss carryforwards of $31.7 million expiring between fiscal years 2010 and 2013 and foreign capital loss carryforwards of $24.9 million with an unlimited carryforward period; a U.S. federal research credit carryforward of $25.4 million expiring between 2013 and 2020; a U.S. federal foreign tax credit carryforward of $4.6 million expiring between 2010 and 2018; and a U.S. federal alternative minimum tax credit carryforward of $10.7 million that has an unlimited carryforward period.

SFAS No. 109, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We have not provided valuation allowances against our deferred tax assets in China. The valuation allowance relates to net operating loss and credit carryforwards and temporary differences outside of China for which we believe that realization is uncertain. The valuation allowance decreased $5.7 million in fiscal 2009, increased $273.7 million in fiscal 2008, and decreased $5.7 million in fiscal 2007. The total valuation allowance of $1,205.0 million includes $145.9 million attributable to the tax benefit of stock option deductions in excess of book deductions, which, if recognized, will be allocated directly to paid-in-capital. The remaining tax benefits, if recognized, would affect our effective tax rate by $1,059.1 million.

The provision (benefit) for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

	Years Ended May 31,
	2009	2008	2007

Tax computed at federal statutory rate	35.0%	(35.0)%	(35.0)%
State income taxes, net of federal effect	—	(0.6)	17.1
Foreign rate differential	(7.4)	(6.8)	31.7
H3C revaluation of deferred assets and liabilities	—	2.6	—
Valuation allowance	(6.0)	15.7	(3.1)
Goodwill impairment	—	23.9	—
Non-deductible purchased in-process technology and merger-related charges	—	(0.3)	7.0
Other	0.5	(0.8)	1.8

Total	22.1%	(1.3)%	19.5%

Profit before income taxes includes foreign income of $124.4 million in fiscal 2009, foreign income of $38.3 million in fiscal 2008, and foreign losses of $20.0 million in fiscal 2007. We have not provided deferred taxes on book basis differences related to certain foreign subsidiaries because such basis differences are not expected to reverse in the foreseeable future and we intend to reinvest indefinitely outside the U.S. These basis differences arose primarily through the undistributed book earnings of our foreign subsidiaries. The basis differences could be reversed through a sale of subsidiaries, the receipt of dividends from subsidiaries as well as certain other events or actions on our part, which could result in an increase in our provision for income taxes. It is not practicable to calculate the amount of such basis differences.

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

The aggregate changes in the balance of our gross unrecognized benefits during fiscal 2009 and 2008 were as follows (in thousands).

	Years Ended May 31,
	2009	2008

Unrecognized benefits as of June 1, 2008 and 2007	$18,136	$31,536
Increases related to tax positions in prior periods	305	896
Decreases related to tax positions in prior periods	(1,911)	(3,469)
Increases related to tax positions taken in the current period	7,006	3,804
Settlements with tax authorities	(2,224)	(13,866)
Lapses of statute of limitations	(511)	(765)

Unrecognized benefits as of May 31, 2009 and 2008	$20,801	$18,136

In addition to the amounts above we had accrued interest of $2.4 million and $2.5 million at May 31, 2009 and 2008, respectively. We recorded net interest expense related to these unrecognized benefits of $(0.1) million and $0.4 million in the years ended May 31, 2009 and 2008, respectively. There were no penalties accrued as of May 31, 2009 or 2008.

As of May 31, 2009 and 2008 we had unrecognized tax benefits of $23.2 million and $18.2 million, respectively, including interest, if recognized, all of which would affect our effective tax rate. The unrecognized tax benefits and interest are recorded in deferred taxes and long-term obligations on the balance sheet.

We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions, and our subsidiaries file tax returns in various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as China, the United Kingdom and Singapore, as well as the U.S. With some exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations for years before 2005.

The significant exceptions are as follows. In Singapore we are subject to examination in relation to transfer pricing and other issues for fiscal years 2003 and 2004.

During fiscal 2009 we effectively settled the examination of a Hong Kong subsidiary’s returns for fiscal years 2000 to 2002, and also the examination of our Israel subsidiary’s returns for fiscal years 2004 to 2006. As a result of these settlements, we recognized previously unrecognized tax benefits of $1.4 million.

During fiscal 2008 we effectively settled the examination of a Singapore subsidiary’s returns for fiscal years 1999 to 2002, and also an examination of a Netherlands subsidiary’s return for fiscal year 1997. As a result of these settlements, we recognized previously unrecognized tax benefits totaling $13.2 million.

We estimate that the balance of unrecognized tax benefits will decrease by approximately $5.8 million over the next twelve months as a result of the expiration of various statutes.

Note 17:	Net Income (Loss) per Share

The following table presents the calculation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Years Ended May 31,
	2009	2008	2007

Net income (loss)	$114,725	$(228,841)	$(88,589)

Determination of shares:
Weighted average shares outstanding	392,092	399,524	393,894
Assumed conversion of dilutive stock options	956	—	—
Assumed conversion of dilutive restricted stock (awards and units)	1,159	—	—

Diluted weighted average shares outstanding	394,207	399,524	393,894

Basic earnings (loss) per share	$0.29	$(0.57)	$(0.22)
Diluted earnings (loss) per share	$0.29	$(0.57)	$(0.22)

Employee stock options and restricted stock totaling 33.9 million shares in fiscal 2009 were not included in the computation of diluted earnings per share as they were anti-dilutive. 52.8 million shares in fiscal 2008 and 57.8 million shares in fiscal 2007, were not included in the computation of diluted earnings per share as the net loss for these periods would have made their effect anti-dilutive.

Note 18:	Segment Information

In the prior fiscal year we reported H3C, Data and Voice Business Unit (“DVBU”), TippingPoint Security Business (“TippingPoint”) and Corporate as segments. In the first quarter of fiscal 2009, we realigned the manner in which we manage our business and internal reporting, and based on the information provided to our chief operating decision-maker (CODM) for purposes of making decisions about allocating resources and assessing performance, we have two primary businesses, our Networking Business and TippingPoint Security Business. Accordingly, our previously reported segment information has been restated to reflect our new operating and reporting structure. Our Networking Business consists of the following sales regions as operating segments: China-based, Asia Pacific Region excluding China-based sales region (Japan and Hong Kong SAR) (APR), Europe Middle East and Africa (EMEA), Latin America (LAT), and North America (NA) regions. The APR, EMEA, LAT and NA operating segments have been aggregated given their similar economic characteristics, products, customers and processes, and have been consolidated as one reportable segment, “Rest of World”. The China-based sales region does not meet the aggregation criteria at this time.

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

Management evaluates the China-based sales region and the Rest of World sales region performance based on segment contribution profit. Segment contribution profit for these regions is defined as “gross profit” less segment direct sales and marketing expenses. “Gross profit” for these regions is defined as sales less standard cost of sales (which excludes certain indirect cost of goods sold, such as supply chain operations which are included in central functions). Our TippingPoint Security business segment is measured on segment profit (loss). This measure includes all operating costs except those items included in “Eliminations and Other”. Eliminations and other include intercompany sales eliminations, stock-based compensation expense, amortization of intangible assets, restructuring in all periods as well as purchase accounting inventory related adjustments, net patent sale and Realtek patent dispute resolution where applicable. Gross profit for the TippingPoint segment is defined as sales less cost of sales.

Summarized financial information of our results of operations by segment for the fiscal years 2009, 2008 and 2007 is as follows.

	May 31, 2009
	Networking Business			TippingPoint
		Rest of		Security
		World		Business
	China-Based	Sales	Central	Tipping	Eliminations/
	Sales Region	Region	Functions(a)	Point(b)	Other		Total
	(In thousands)

Sales	$727,939	$471,055	$—	$124,864	$(6,880)	c	$1,316,978
Gross profit	486,888	273,706	(91,585)	85,483	(3,028)	d	751,464
Direct sales & marketing expenses	136,194	99,683	—	40,632	8,387	d	284,896

Segment contribution profit (loss)	350,694	174,023	(91,585)	44,851	(11,415)		466,568
Other operating expenses	—	—	285,007	42,406	38,463	f	365,876

Segment income	$—	$—	$—	$2,445	$—

Operating income							$100,692

	May 31, 2008
	Networking Business			TippingPoint
		Rest of		Security
		World		Business
	China-Based	Sales	Central	Tipping	Eliminations/
	Sales Region	Region	Functions(a)	Point(b)	Other		Total

Sales	$647,718	$546,868	$—	$104,101	$(3,808)	c	$1,294,879
Gross profit	407,382	306,556	(116,370)	70,197	(13,310)	d	654,455
Direct sales & marketing expenses	115,996	99,121	—	38,404	5,345	e	258,866

Segment contribution profit (loss)	291,386	207,435	(116,370)	31,793	(18,655)		395,589
Other operating expenses	—	—	312,341	32,290	314,439	f	659,070

Segment profit	$—	$—	$—	$(497)	$—

Operating loss							$(263,481)

	May 31, 2007
	Networking Business			TippingPoint
		Rest of		Security
		World		Business
	China-Based	Sales	Central	Tipping	Eliminations/
	Sales Region	Region	Functions(a)	Point(b)	Other		Total
	(In thousands)

Sales	$634,649	$542,654	$—	$90,178	$—	c	$1,267,481
Gross profit	369,866	258,350	(102,712)	60,307	(7,357)	d	578,454
Direct sales & marketing expenses	111,487	92,809	—	35,012	5,756	e	245,064

Segment contribution profit (loss)	258,379	165,541	(102,712)	25,295	(13,113)		333,390
Other operating expenses	—	—	284,046	35,738	146,127	f	465,911

Segment profit	$—	$—	$—	$(10,443)	$—

Operating income							$(132,521)

a	— Included in our Central Function results were depreciation expenses of $22.0 million, $31.6 million and $29.4 million for fiscal years 2009, 2008 and 2007, respectively.

b	— Included in our TippingPoint segment profit were depreciation expenses of $3.6 million, $2.8 million and $3.1 million for fiscal years 2009, 2008 and 2007, respectively.

c	— Represents eliminations from TippingPoint to Rest of World sales region for inter-segment revenue during the respective periods. Inter-segment sales are recorded at agreed upon transfer prices.

d	— Represents costs not directly attributable to any operating business segment.

e	— Includes stock based compensation in all periods plus purchase accounting inventory related adjustments as applicable.

f	— Includes amortization and restructuring in all periods and stock-based compensation, patent dispute resolution, patent sales, acquisition related expenses, and goodwill impairment, as applicable.

Identifiable assets	2009	2008
	(In thousands)

China-based sales region(1)(2)	$1,378,059	$1,276,832
Rest of World sales region(1)	875,788	908,944
TippingPoint	228,440	231,277
Eliminations(3)	(666,930)	(641,923)

Total	$1,815,357	$1,775,130

(1)	Included in our identifiable assets for both our China-based sales region and Rest of World sales region are Central Function assets. We do no segregate these assets as the CODM does not review the segment assets in that manner.

(2)	Our China-based sales region identifiable assets are the same as those held by our H3C subsidiary.

(3)	The eliminations primarily relate to the Rest of World sales region investment in subsidiaries and intercompany transactions.

Total Expenditures for Additions to Property and Equipment	2009	2008
	(In thousands)

China-based sales region(1)	$6,144	$8,191
Rest of World sales region(1)	7,211	6,448
TippingPoint	3,232	3,254

Total	$16,587	$17,893

(1)	Included in our capital expenditures for both our China-based sales region and Rest of World sales region are Central Function expenditures for additions to property and equipment. We do no segregate these expenditures as the CODM does not review the segment in that manner.

Certain product groups accounted for a significant portion of our sales. Sales from these product groups as a percentage of total sales for the past three fiscal years were as follows (in thousands):

	Years Ended May 31,
	2009		2008		2007

Networking	$1,061,802	80.6%	$1,061,155	81.9%	$1,043,524	82.3%
Security	163,941	12.5	133,445	10.3	120,053	9.5
Services	45,888	3.5	39,583	3.1	35,871	2.8
Voice	45,347	3.4	60,696	4.7	68,033	5.4

Total	$1,316,978		$1,294,879		$1,267,481

Sales from significant customers as a percentage of total consolidated sales for the past three fiscal years were as follows:

	Years Ended May 31,
Customer	2009	2008	2007

Huawei Technologies Co.	17%	17%	20%
Ingram Micro, Inc.(1)	*	10%	11%

Total	17%	27%	31%

(1)	— Customer did not meet the 10 percent threshold in fiscal 2009.

Huawei Technologies Co, Ltd. (a customer of our China-based sales region and the former minority shareholder of H3C) represented approximately 26 percent of our accounts receivable balance as of May 31, 2009, compared to 28 percent for the previous year. We expect a significant reduction in sales to Huawei

Technologies, during fiscal year 2010. Ingram Micro, Inc (a customer of our Rest of World sales region) represented approximately 16 percent of our accounts receivable balance as of May 31, 2009, compared to 27 percent for the previous fiscal year.

Note 19:	Geographical Information

Sales by geographic region are as follows (in thousands):

	Years Ended May 31,
	2009	2008	2007

Sales
China	$702,107	$609,498	$587,044
Europe, Middle East, and Africa	231,904	292,339	272,826
North America	192,353	202,205	233,691
Asia Pacific excluding China	101,979	106,820	103,501
Latin and South America	88,635	84,017	70,419

Total	1,316,978	$1,294,879	$1,267,481

Sales information by geography is reported based on the customer’s designated delivery point, or in the case of our H3C subsidiary’s OEM customers, the OEM’s designated hub delivery location.

Property and equipment, net by geographic region are as follows (in thousands):

	May 31,	May 31,
	2009	2008

Property and equipment, net:
United States	$18,450	$22,022
United Kingdom	5,104	8,008
China	12,588	20,436
Other	3,870	3,848

Total	$40,012	$54,314

Property and equipment by geography is based on the physical location of the assets at the end of the fiscal year. As of May 31, 2009 and May 31, 2008, property and equipment in the United States, the United Kingdom and China exceeded ten percent of total property and equipment, as shown in the table above.

Note 20:	Employee Benefit Plan and EARP

We have adopted a plan known as the 3Com 401(k) Plan (the 401(k) Plan) to provide retirement benefits to domestic employees. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Participants may elect to contribute from one percent to 22 percent of their annual compensation to the 401(k) Plan each calendar year, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, the 401(k) Plan provides for company contributions as determined by the Board of Directors. We match 50 percent for each dollar on the first six percent of eligible annual compensation contributed by the employee. Employees become vested in our matching contributions according to a three-year vesting schedule based on initial date of hire. Matching contributions to the 401(k) Plan totaled $1.7 million in fiscal 2009, $1.8 million in fiscal 2008, and $1.9 million in fiscal 2007.

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

The total value of the EARP is expected to be approximately $166 million. At May 31, 2007, $57 million of the change-in-control portion of the EARP and an additional $34 million for fiscal 2007 cumulative earnings was accrued for on the balance sheet and was paid in the first quarter of fiscal 2008. At May 31, 2009 we accrued $24.4 million for the fiscal 2009 cumulative earnings which is expected to be paid in the first quarter of fiscal 2010. Our H3C subsidiary expects the unvested portion amounting to $14 million to be accrued in our H3C subsidiary’s operating results over the next year serving as a continued retention and incentive program for employees.

Note 21:	Litigation

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

On December 5, 2001, TippingPoint and two of its current and former officers and directors, as well as the managing underwriters in TippingPoint’s initial public offering, were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit, which is part of a consolidated action that includes over 300 similar actions, is captioned In re Initial Public Offering Securities Litigation, Brian Levey vs. TippingPoint Technologies, Inc., et al. (Civil Action Number 01-CV-10976). The principal allegation in the lawsuit is that the defendants participated in a scheme to manipulate the initial public offering and subsequent market price of TippingPoint’s stock (and the stock of other public companies) by knowingly assisting the underwriters’ requirement that certain of their customers had to purchase stock in a specific initial public offering as a condition to being allocated shares in the initial public offerings of other companies. In relation to TippingPoint, the purported plaintiff class for the lawsuit is comprised of all persons who purchased TippingPoint stock from March 17, 2000 through December 6, 2000. The suit seeks rescission of the purchase prices paid by purchasers of shares of TippingPoint common stock. On September 10, 2002, TippingPoint’s counsel and counsel for the plaintiffs entered into an agreement pursuant to which the plaintiffs dismissed, without prejudice, TippingPoint’s former and current officers and directors from the lawsuit. In March 2009, TippingPoint signed a settlement agreement with the plaintiffs. On April 2, 2009, all the parties to the lawsuit (including all plaintiffs, issuers, and underwriters) filed settlement documents with the District Court. On June 10, 2009 the District Court issued its preliminary approval of the settlement and set a Settlement Fairness Hearing for September 10, 2009. The settlement, if approved by the District Court, will fully dispose of all claims at issue in this lawsuit. Any direct financial impact of the settlement is expected to be borne by TippingPoint’s insurers. The settlement remains subject to numerous conditions, including final approval by the District Court. If the settlement does not occur for any reason and the litigation against TippingPoint continues, we intend to defend this action vigorously, but cannot make any predictions about the outcome. To the extent necessary, we will seek indemnification and/or contribution from the underwriters in TippingPoint’s initial public offering pursuant to its underwriting agreement with the underwriters. However, there can be no assurance that indemnification or contribution will be available to TippingPoint or enforceable against the underwriters.

On December 22, 2006, Australia’s Commonwealth Scientific and Research Organization (CSIRO) filed suit in the United States District Court for the Eastern District of Texas (Tyler Division) against several manufacturers and suppliers of wireless products, including 3Com, seeking money damages and injunctive relief. CSIRO alleges that the manufacture, use, and sale of wireless products compliant with the IEEE 802.11(a), 802.11(g), or draft 802.11(n) wireless standards infringes on CSIRO’s patent, U.S. Patent No. 5,487,069. On March 9, 2007, 3Com filed its answer, denying infringement and claiming invalidity and unenforceability of the CSIRO patent, among other defenses. During trial in April 2009, CSIRO and 3Com reached agreement in principle on settlement terms. CSIRO and 3Com finalized the settlement agreement in June 2009 and the District Court dismissed the case with prejudice on July 6, 2009.

On July 31, 2008, the Company filed a lawsuit in the Delaware Chancery Court against Diamond II Holdings, Inc., an entity controlled by affiliates of Bain Capital Partners, LLC. The lawsuit seeks interpretation and enforcement of the provisions of the Merger Agreement and Plan of Merger by among 3Com, Diamond II Holdings, Inc., and Diamond II Acquisition Corp., dated as of September 28, 2007. The litigation is in furtherance of our efforts to enforce the provisions of the now-terminated Merger Agreement related to the termination fee. 3Com cannot assure you that it will be able to collect this fee.

Note 22:	Quarterly Results of Operations (Unaudited)

	Fiscal 2009						Fiscal 2008
	First		Second	Third	Fourth		First	Second	Third	Fourth
	Quarter		Quarter	Quarter	Quarter		Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Sales	$342,650		$354,562	$324,707	$295,059		$319,434	$317,801	$336,390	$321,254
Gross profit	189,627		199,792	185,829	176,216		148,936	152,120	179,674	173,725
Gross profit margin%	55.3%		56.3%	57.2%	59.7%		46.6%	47.9%	53.4%	54.1%
Operating income (loss)	73,383	(1)	4,402	1,500	21,407	(2)	(25,687)	(41,331)	(6,066)	(190,397	)(3)
Net income (loss)	79,837	(1)	12,870	1,867	20,151	(2)	(18,654)	(35,624)	(7,840)	(166,723	)(3)
Basic and diluted income (loss) per share	$0.20		$0.03	$0.00	$0.05		$(0.05)	$(0.09)	$(0.02)	$(0.41)

(1)	During the first quarter of fiscal 2009 the Company recognized a gain of $70.0 million form a favorable patent dispute resolution.

(2)	During the fourth quarter of fiscal 2009 the Company recognized a gain of $15.2 million from the sale of patents.

(3)	During the fourth quarter of fiscal 2008 the Company recorded a goodwill impairment charge of $158.0 million in the TippingPoint reporting unit.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of May 29, 2009, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended May 29, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our management has assessed the effectiveness of our internal control over financial reporting as of May 29, 2009. Management’s evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

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

Based on the COSO criteria and our management’s evaluation, our management has concluded that our internal control over financial reporting was effective as of May 29, 2009.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited our internal control over financial reporting as of May 29, 2009. Deloitte & Touche LLP’s report for this audit appears in this Annual Report on Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
3Com Corporation
Marlborough, Massachusetts

We have audited the internal control over financial reporting of 3Com Corporation and subsidiaries (3Com) as of May 29, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. 3Com’s management is responsible for maintaining effective internal control over financial reporting and for their assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on 3Com’s internal control over financial reporting based on our audit.

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

In our opinion, 3Com maintained, in all material respects, effective internal control over financial reporting as of May 29, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended May 29, 2009 of 3Com and our report dated July 24, 2009 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
July 24, 2009

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Directors

Incorporated herein by reference is the information appearing under the caption “Nominees and Other Directors” in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders (Proxy Statement).

(b)	Executive Officers

Incorporated herein by reference is the information appearing under the caption “Executive Officers of the Registrant” in Item I of Part I of this Annual Report on Form 10-K.

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

(a) (1) Financial Statements — See Index to Consolidated Financial Statements and Financial Statement Schedules at page 56 of this Form 10-K.

(2) Financial Statement Schedules — See Financial Statement Schedules at page 107 of this Form 10-K.

(3) Exhibits — See Exhibit Index at page 100 of this Form 10-K.

(b) See Exhibit Index at page 100 of this Form 10-K.

(c) See Index to Consolidated Financial Statements and Financial Statement Schedules at page 56 of this Form 10-K.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	002-92053	2.1	4/4/00
2.2	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.	10-Q	002-92053	2.11	4/4/00
2.3	Agreement and Plan of Merger, dated December 13, 2004, by and among the Registrant, Topaz Acquisition Corporation and TippingPoint Technologies, Inc.	8-K	000-12867	2.1	12/16/04
2.4	Securities Purchase Agreement by and among 3Com Corporation, 3Com Technologies, Huawei Technologies Co., Ltd. and Shenzhen Huawei Investment & Holding Co., Ltd., dated as of October 28, 2005	8-K/A	000-12867	2.1	3/30/06
2.5	Stock Purchase Agreement by and between Shenzhen Huawei Investment & Holding Co., Ltd. and 3Com Technologies, dated as of December 22, 2006	8-K	000-12867	10.1	12/27/06
2.6	Agreement and Plan of Merger by and among Diamond II Holdings, Inc., Diamond II Acquisition Corp. and 3Com Corporation, dated as of September 28, 2007	8-K/A	000-12867	2.1	9/28/07

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger	10-Q	002-92053	3.4	10/8/99
3.2	Registrant’s Bylaws, as amended on December 10, 2008	8-K	000-12867	3.1	12/16/08
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	10-Q	000-12867	3.6	10/11/01
4.1	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002 (“Rights Plan”)	8-A/A	000-12867	4.1	11/27/02
4.2	Amendment No. 1 to Rights Plan, dated as of September 28, 2007	8-K/A	000-12867	4.1	9/28/07
10.1	3Com Corporation 1983 Stock Option Plan, as amended and restated effective September 30, 2001*	10-Q	000-12867	10.1	1/11/02
10.2	Amended and Restated 3Com Corporation 1984 Employee Stock Purchase Plan, approved by stockholders on September 24, 2008*	8-K	000-12867	10.2	9/24/08
10.3	3Com Corporation Director Stock Option Plan, as amended*	10-Q	000-12867	10.4	10/10/03
10.4	3Com Corporation 1994 Stock Option Plan, as amended and restated effective April 30, 2002*	10-K	000-12867	10.7	8/2/02
10.5	3Com Corporation 2003 Stock Plan, as amended and restated effective January 1, 2009*	8-K	000-12867	10.2	1/6/09
10.6	Form of Stock Option Agreement for 2003 Stock Plan (Non-Employee Directors)	10-K	000-12867	10.7	8/5/05
10.7	Form of Stock Option Agreement — 2003 Stock Plan*	8-K	000-12867	10.1	12/18/08
10.8	Form of Restricted Stock Unit Agreement — 2003 Stock Plan*	8-K	000-12867	10.2	12/18/08
10.9	Form of Restricted Stock Grant Agreement — 2003 Stock Plan*	8-K	000-12867	10.3	12/18/08
10.10	Form of Stock Appreciation Right Agreement — 2003 Stock Plan*	8-K	000-12867	10.4	12/18/08
10.11	Form of Stand Alone Restricted Stock Agreement*	S-8	333-153662	10.3	9/24/08
10.12	Form of Stand Alone Stock Option Agreement*	S-8	333-153662	10.4	9/24/08
10.13	Employment Agreement, signed on July 20, 2009 and effective as of April 27, 2009, by and between Hangzhou H3C Technologies Co., Ltd. and Dr. Shusheng Zheng*	8-K	000-12867	10.1	7/20/09
10.14	Offer Letter dated May 9, 2007 between the Registrant and Jay Zager*	8-K	000-12867	10.1	5/10/07
10.15	Stand Alone Stock Option Agreement dated July 3, 2007 by and between Jay Zager and 3Com Corporation*	S-8	333-144322	10.2	7/3/07
10.16	Stand Alone Restricted Stock Agreement dated July 3, 2007 by and between Jay Zager and 3Com Corporation*	S-8	333-144322	10.3	7/3/07
10.17	Offer Letter dated September 12, 2003 between the Registrant and Neal D. Goldman*	10-K	000-12867	10.17	8/11/06

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.18	Robert Y. L. Mao Employment Agreement, dated as of August 7, 2006, between the registrant and Robert Y. L. Mao*	10-K	000-12867	10.29	7/31/07
10.19	Robert Y. L. Mao Employment Agreement dated as of April 29, 2008, between the registrant and Robert Y. L. Mao*	8-K	000-12867	10.1	4/30/08
10.20	First Amendment to Employment Agreement, effective as of January 1, 2009 — Robert Y. L. Mao*	10-Q	000-12867	10.8	4/08/09
10.21	Ronald A. Sege Employment Agreement dated as of April 29, 2008, between the registrant and Ronald A. Sege*	8-K	000-12867	10.2	4/30/08
10.22	First Amendment to Employment Agreement, effective as of January 1, 2009 — Ronald A. Sege*	10-Q	000-12867	10.9	4/08/09
10.23	Stand Alone Stock Option Agreement dated May 6, 2008 by and between Ronald A. Sege and 3Com Corporation*	10-K	000-12867	10.32	7/25/08
10.24	Stand Alone Restricted Stock Agreement dated May 6, 2008 by and between Ronald A. Sege and 3Com Corporation*	10-K	000-12867	10.33	7/25/08
10.25	Summary of Equity Appreciation Rights Plan (H3C Technologies)*	10-K	000-12867	10.31	7/31/07
10.26	3Com Corporation Section 16 Officer Severance Plan, Amended & Restated effective as of January 15, 2009*	10-Q	000-12867	10.7	4/08/09
10.27	Form of Severance Benefits Agreement between the Registrant and each of the officers named in our proxy statement (other than Messrs. Mao and Sege)*	8-K	000-12867	10.3	4/4/06
10.28	Form of First Amendment to Severance Benefit Agreement*	10-Q	000-12867	10.10	4/08/09
10.29	Form of Second Amendment to Severance Benefit Agreement*	10-Q	000-12867	10.11	4/08/09
10.30	Form of Management Retention Agreement between the Registrant and Mr. Goldman*	10-K	000-12867	10.15	8/5/05
10.31	Form of First Amendment to Management Retention Agreement — Mr. Goldman*	10-Q	000-12867	10.12	4/08/09
10.32	Form of Management Retention Agreement between the Registrant and Messrs. Zheng and Zager and future executive officers*	10-K	000-12867	10.36	7/31/07
10.33	Form of First Amendment to Management Retention Agreement — Messrs. Zheng, Zager and future executive officers*	10-Q	000-12867	10.13	4/08/09
10.34	Form of Second Amendment to Management Retention Agreement — Messrs. Zheng and Zager and future executive officers*	10-Q	000-12867	10.14	4/08/09
10.35	3Com Corporation 2005 Deferred Compensation Plan, Amended & Restated effective as of January 1, 2009*	10-Q	000-12867	10.6	4/8/09
10.36	3Bonus Plan for Executive Officers*	8-K	000-12867	10.1	7/13/09

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.37	Form of Indemnity Agreement between the Registrant and its officers and directors	S-3/A	333-102591	10.1	4/9/03
10.38	Amended and Restated Office Lease made and entered into as of the 1st day of June, 2009, by and between Bel Marlborough I LLC, a Delaware limited liability company, having an office at c/o Eaton Vance Management, 2 International Place, Boston, Massachusetts 02110 as landlord and 3Com Corporation, a Delaware corporation having an office at 350 Campus Drive, Marlborough, Massachusetts 01752 as tenant	8-K	000-12867	10.1	6/10/09
10.39	Hangzhou Manufacture Base Tenancy Agreement for No. 310 Liuhe Road, Binjiang District, Hangzhou, Zhejiang, China, effective January 1, 2009, by and between Huawei Technologies Co., Ltd., as landlord, and Hangzhou H3C Technologies Co., Ltd., as tenant	8-K	000-12867	10.1	1/6/09
10.40	Agreement dated and effective as of July 11, 2008 by and between 3Com Corporation and Realtek Semiconductor Corp.	10-Q	000-12867	10.4	10/07/08
10.41	Gigabit Technology License Agreement dated and effective as of July 11, 2008 by and between 3Com Corporation, Realtek Semiconductor Corporation and Amber Universal Inc.	10-Q	000-12867	10.5	10/07/08
10.42	Parallel Tasking Technology License Agreement dated and effective as of July 11, 2008 by and between 3Com Corporation, Realtek Semiconductor Corporation and Leading Enterprises Limited	10-Q	000-12867	10.6	10/07/08
10.43	Shareholders’ Agreement by and among Shenzhen Huawei Investment & Holding Co. Ltd., 3Com Technologies and Huawei-3Com Co., Ltd. (the “Shareholders’ Agreement”) dated as of November 15, 2003 (Certain Portions Omitted; Confidential Treatment Requested)	10-K	000-12867	10.33	8/11/06
10.44	Amendment No. 1 to the Shareholders’ Agreement dated as of July 31, 2004 (Certain Potions Omitted; Confidential Treatment Received)	10-K	000-12867	10.34	8/11/06
10.45	Amendment No. 2 to the Shareholders’ Agreement dated as of January 27, 2006 (Certain Portions Omitted; Confidential Treatment Received)	10-K	000-12867	10.35	8/11/06
10.46	Credit and Guaranty Agreement dated as of March 22, 2007 among H3C Holdings Limited, as Borrower, 3Com Corporation, 3Com Holdings Limited and 3Com Technologies, as Holdco Guarantors, various Lenders, Goldman Sachs Credit Partners L.P., as Mandated Lead Arranger, Bookrunner, Administrative Agent and Syndication Agent, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	8-K	000-12867	10.1	3/23/07

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.47	Amended and Restated Credit and Guaranty Agreement dated as of May 25, 2007 and effective as of May 31, 2007 among H3C Holdings Limited, as Borrower, 3Com Corporation, 3Com Holdings Limited and 3Com Technologies, as Holdco Guarantors, H3C Technologies Co., Limited, as Guarantor, various Lenders, Goldman Sachs Credit Partners L.P., as Mandated Lead Arranger, Bookrunner, Administrative Agent and Syndication Agent, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent (the “A&R Credit Agreement”)	8-K	000-12867	10.1	5/25/07
10.48	First Amendment to A&R Credit Agreement, dated as of June 18, 2008	10-K	000-12867	10.54	7/25/08
10.49	Borrower Share Charge dated March 22, 2007 among 3Com Technologies, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	10-K	000-12867	10.53	7/31/07
10.50	Borrower Fixed and Floating Charge dated March 22, 2007 among H3C Holdings Limited, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	10-K	000-12867	10.54	7/31/07
10.51	Borrower Charge Over Bank Accounts dated March 22, 2007 among H3C Holdings Limited, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	10-K	000-12867	10.55	7/31/07
10.52	H3C Fixed and Floating Charge dated April 3, 2007 among Huawei-3Com Co., Limited, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	10-K	000-12867	10.56	7/31/07
10.53	H3C Share Mortgage dated March 30, 2007 among H3C Holdings Limited, as Mortgagor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	10-K	000-12867	10.57	7/31/07
10.54	H3C Equitable Share Charge dated March 29, 2007 among 3Com Technologies, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	10-K	000-12867	10.58	7/31/07
10.55	Deed of Charge in relation to the 100% equity interests in WFOE dated April 3, 2007 among Huawei-3Com Co., Limited, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	10-K	000-12867	10.59	7/31/07
10.56	Deed of Charge in relation to the 100% equity interests in Queenhive dated April 3, 2007 among Huawei-3Com Co., Limited, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	10-K	000-12867	10.60	7/31/07
10.57	Deed of Release made March 30, 2007 by Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent, in favour of 3Com Technologies	10-K	000-12867	10.61	7/31/07

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

21.1	Subsidiaries of Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP					X
31.1	Certification of Principal Executive Officer					X
31.2	Certification of Principal Financial Officer					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan or arrangement

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

Signature	Title

/s/ ROBERT Y. L. MAO (Robert Y. L. Mao)	Chief Executive Officer and Director (Principal Executive Officer)

/s/ JAY ZAGER (Jay Zager)	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ ERIC A. BENHAMOU (Eric A. Benhamou)	Chairman of the Board

/s/ KATHLEEN A. COTE (Kathleen A. Cote)	Director

/s/ GARY T. DICAMILLO (Gary T. DiCamillo)	Director

/s/ DAVID HO (David Ho)	Director

/s/ JAMES R. LONG (James R. Long)	Director

/s/ RONALD A. SEGE (Ronald A. Sege)	President and Chief Operating Officer and Director

/s/ DOMINIQUE TREMPONT (Dominique Trempont)	Director

SCHEDULE 1 — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
3COM CORPORATION
PARENT COMPANY STATEMENTS OF OPERATIONS

	Years Ended May 31,
	2009	2008	2007
	(In thousands)

Sales:
External	$199,973	$263,801	$301,937
Intercompany	16,311	31,424	41,387

Total Sales	216,284	295,225	343,324

Cost of sales	151,034	204,384	216,402

Gross profit	65,250	90,841	126,922

Operating expenses:
Sales and marketing	76,110	93,959	108,467
Research and development	19,631	49,604	74,102
General and administrative	41,206	63,784	40,966
Amortization	—	9,551	14,297
Patent dispute resolution and patent sale	(85,200)	—	—
In-process research and development	—	—	1,700
Intercompany charges, net	(20,105)	(15,177)	(36,648)
Restructuring charges (credits)	4,170	750	(12,345)

Total operating expenses	35,812	202,471	190,539

Operating income (loss)	29,438	(111,630)	(63,617)
Interest income, net	1,818	6,754	26,322
Intercompany interest income, net	825	3,035	3,490
Other income (loss), net	853	5,447	(566)

Income (loss) before income taxes and equity interest in income (loss) of subsidiaries	32,934	(96,394)	(34,371)
Income tax benefit (provision)	123	381	(98)
Equity in income (loss) of subsidiaries, net of tax	81,668	(132,828)	(54,120)

Net income (loss)	$114,725	$(228,841)	$(88,589)

The accompanying notes are an integral part of the financial statements.

3COM CORPORATION
PARENT COMPANY BALANCE SHEETS

	May 31,
	2009	2008
	(In thousands, except share data)

ASSETS
Current assets:
Cash and equivalents	$71,808	$106,232
Accounts receivable, less allowance for doubtful accounts of $5,014 and $8,239, respectively	32,319	26,629
Intercompany receivables	105,090	91,163
Inventories	12,425	10,704
Other current assets	3,349	3,334

Total current assets	224,991	238,062
Property and equipment, less accumulated depreciation and amortization of $50,222 and $71,209, respectively	12,128	14,713
Deposits and other assets	15,130	13,952
Intercompany loans receivable	1,796	53,416
Investment in subsidiaries	1,278,995	1,101,885

Total assets	$1,533,040	$1,422,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,239	$27,737
Intercompany payables	124,358	114,195
Accrued liabilities and other	31,676	46,476

Total current liabilities	180,273	188,408
Long-term obligations	532	487
Intercompany loans payable	240,060	237,831
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value, 990,000 shares authorized; shares issued and outstanding: 389,284 and 405,656, respectively	2,336,961	2,353,688
Retained deficit	(1,290,522)	(1,405,247)
Accumulated other comprehensive income	65,736	46,861

Total stockholders’ equity	1,112,175	995,302

Total liabilities and stockholders’ equity	$1,533,040	$1,422,028

The accompanying notes are an integral part of the financial statements.

3COM CORPORATION
PARENT COMPANY STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Common		Treasury		Unamortized		Other
	Stock		Stock		Stock-Based	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Compensation	Deficit	Income (Loss)	Total
	(In thousands)

Balances, May 31, 2006	393,442	$2,300,396	—	$—	$(7,565)	$(1,087,512)	$(2,957)	$1,202,362
Elimination of unamortized stock-based Compensation		(7,565)			7,565			—
Components of comprehensive loss:
Net loss						(88,589)		(88,589)
Unrealized gain on available-for-sale securities, net of tax							2,147	2,147

Total comprehensive loss								(86,442)
Equity in other comprehensive income of subsidiaries							5,159	5,159
Repurchase of common stock	(2,359)	(9,041)	(870)	(4,259)		(163)		(13,463)
Common stock issued under stock plans, net of cancellations	7,981	19,471	870	4,259		(142)		23,588
Stock-based compensation expense		20,095						20,095

Balances, May 31, 2007	399,064	$2,323,356	—	$—	$—	$(1,176,406)	$4,349	$1,151,299
Components of comprehensive loss:
Net loss						(228,841)		(228,841)
Unrealized loss on available-for-sale securities, net of tax							(28)	(28)

Total comprehensive loss								(228,869)
Equity in other comprehensive income of subsidiaries							42,540	42,540
Repurchase of common stock	(952)	(3,180)						(3,180)
Common stock issued under stock plans, net of cancellations	7,544	8,305						8,305
Stock-based compensation expense		25,207						25,207

Balances, May 31, 2008	405,656	$2,353,688	—	$—	$—	$(1,405,247)	$46,861	$995,302
Components of comprehensive income:
Net Income						114,725		114,725

Total comprehensive income								114,725
Equity in other comprehensive income of subsidiaries							18,875	18,875
Repurchase of common stock	(22,699)	(53,378)						(53,378)
Common stock issued under stock plans, net of cancellations	6,327	6,571						6,571
Stock-based compensation expense		30,080						30,080

Balances, May 31, 2009	389,284	$2,336,961	—	$—	$—	$(1,290,522)	$65,736	$1,112,175

The accompanying notes are an integral part of the financial statements.

3COM CORPORATION,
PARENT COMPANY STATEMENTS OF CASH FLOWS

	Years Ended May 31,
	2009	2008	2007
	(In thousands)

Net income (loss)	$114,725	$(228,841)	$(88,589)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,994	18,548	19,731
(Gain) loss on property and equipment disposals and patent sale	(15,103)	469	907
Stock-based compensation expense	23,954	25,207	20,095
Loss on investments, net	—	155	912
In-process research and development	—	—	1,700
Equity interest in (income) loss of subsidiaries	(81,668)	132,828	54,120
Changes in assets and liabilities:
Accounts receivable	(5,690)	1,409	(10,836)
Intercompany, net	(3,764)	(11,249)	25,805
Inventories	(1,721)	4,559	(5,454)
Other assets	(1,193)	6,089	2,080
Accounts payable	(3,498)	(13,092)	(2,660)
Other liabilities	(14,404)	9,003	(16,253)

Net cash provided by (used in) operating activities	15,632	(54,915)	1,558

Cash flows from investing activities:
Purchases of investments	—	—	(225,005)
Proceeds from maturities and sales of investments	—	—	590,840
Purchases of property and equipment	(2,448)	(6,796)	(11,356)
Businesses acquired in purchase transactions, net of cash acquired	—	—	(7,830)
Investments in subsidiaries	(69,877)	(329)	(472,000)
Proceeds from sale of property and equipment	—	—	16,097
Proceeds from sale of patents, net of $1.8 million fee	15,200	—	—

Net cash used in investing activities	(57,125)	(7,125)	(109,254)

Cash flows from financing activities:
Issuances of common stock	6,568	8,305	23,588
Repurchases of common stock	(53,348)	(3,180)	(13,463)
Intercompany borrowings, net	53,849	(2,557)	(6,180)
Other, net	—	—	2,806

Net cash provided by financing activities	7,069	2,568	6,751

Net change in cash and equivalents during year	(34,424)	(59,472)	(100,945)

Cash and equivalents, beginning of year	106,232	165,704	266,649

Cash and equivalents, end of year	$71,808	$106,232	$165,704

The accompanying notes are an integral part of the financial statements.

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

Note 1:	Basis of Presentation

The financial statements for 3Com Corporation (Parent Company) summarize the results of operations and cash flows of the Parent Company for the years ended May 31, 2009, 2008 and 2007, and the financial position as of May 31, 2009 and 2008. The Parent Company includes the operating activities of the Company’s Americas operations, corporate expenses, and stock-based compensation expenses. The results of the Company’s Americas operations of its TippingPoint segment were included in the Parent Company for the year ended May 31, 2007 and for a portion of the year ended May 31, 2008 through January 25, 2008 when the net assets of TippingPoint were contributed to a separate legal entity. These net assets totalling approximately $345 million were contributed to TippingPoint on a non-cash basis with a corresponding increase in our investment in subsidiaries.

In these statements, the Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date the Company began consolidating them (“date of acquisition”). The Company’s share of net income (loss) of its subsidiaries is included in net income (loss) using the equity method. The Parent-Company financial statements should be read in conjunction with the consolidated financial statements of 3Com Corporation for the corresponding fiscal years.

Under the terms of agreements governing indebtedness of H3C Holdings Limited & Subsidiaries (“The H3C Group”), a subsidiary of 3Com Corporation (the “Company”), such subsidiaries are significantly restricted from making dividend payments, loans or advances to the Company. These restrictions have resulted in the restricted net assets (as defined in Rule 4-08(e)(3) of Regulation S-X) of the Company’s subsidiaries exceeding 25% of the consolidated net assets of the Company and its subsidiaries.

Note 2:	Dividends Received From Subsidiaries

During the year ended May 31, 2009, the Parent Company received $1.3 million in cash dividends from a subsidiary. During the years ended May 31, 2008 and 2007, no dividends were paid to the Parent Company by its subsidiaries.

Note 3:	Long-Term Debt

3Com Corporation has no direct outstanding debt obligations, but its H3C subsidiary does. For a discussion of the debt obligations of the Company and its subsidiaries, see Note 12 of the Company’s consolidated financial statements.

Note 4:	Commitments

The Parent Company provides collateral for standby letters of credit, guarantees and similar arrangements generally given to support commercial transactions and government tax requirements. As of May 31, 2009, these facilities were backed by cash collateral of $6.6 million provided to the respective banks.

The Parent Company leases certain of our facilities under operating leases. As of May 31, 2009 the leases expired through November 2009, and certain leases have renewal options with rentals based upon changes in the Consumer Price Index or the fair market value of the property.

Future operating lease commitments net of future rental income as of May 31, 2009 are as follows (in thousands):

Fiscal Year	Future Lease Payments

2010	$398

Total	$398

On June 8, 2009, 3Com renewed the lease for its headquarters building at 350 Campus Drive, Marlborough, Massachusetts (the “Lease”). The Lease is for a ten-year, two month term from June 1, 2009 through and including July 31, 2019 and covers space totaling approximately 132,798 rentable square feet. The total cash obligation over the term is approximately $30.8 million. 3Com has the option to extend the lease and a one-time option to terminate the Lease in exchange for an early termination fee. The facility will continue to be used for headquarters functions, as well as general administrative office uses and activities such as research and development and sales and training.

SCHEDULE II

3Com Corporation
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended May 31, 2007, 2008, and 2009

		Additions
	Balance at	Charged to				Balance at
	Beginning of	Costs and				End of
Description	Period	Expenses	Other	Deductions		Period
	(In thousands)

Year ended May 31, 2007:
Allowance for doubtful accounts	$16,422	$(586)	$—	$544	(A)	$15,292
Allowance for product returns	8,692	13,963	—	16,614		6,041
Accrued product warranty	41,791	46,406	—	47,601		40,596
Year ended May 31, 2008:
Allowance for doubtful accounts	$15,292	$(2,234)	$—	$805	(A)	$12,253
Allowance for product returns	6,041	12,965	—	14,388		4,618
Accrued product warranty	40,596	33,989	—	37,688		36,897
Year ended May 31, 2009:
Allowance for doubtful accounts	$12,253	$(2,604)	$—	$(4	)(A)	$9,645
Allowance for product returns	4,618	11,909	—	12,322		4,205
Accrued product warranty	36,897	23,935	—	31,245		29,587

(A)	Accounts written off — net of recoveries

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	002-92053	2.1	4/4/00
2.2	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.	10-Q	002-92053	2.11	4/4/00
2.3	Agreement and Plan of Merger, dated December 13, 2004, by and among the Registrant, Topaz Acquisition Corporation and TippingPoint Technologies, Inc.	8-K	000-12867	2.1	12/16/04
2.4	Securities Purchase Agreement by and among 3Com Corporation, 3Com Technologies, Huawei Technologies Co., Ltd. and Shenzhen Huawei Investment & Holding Co., Ltd., dated as of October 28, 2005	8-K/A	000-12867	2.1	3/30/06
2.5	Stock Purchase Agreement by and between Shenzhen Huawei Investment & Holding Co., Ltd. and 3Com Technologies, dated as of December 22, 2006	8-K	000-12867	10.1	12/27/06
2.6	Agreement and Plan of Merger by and among Diamond II Holdings, Inc., Diamond II Acquisition Corp. and 3Com Corporation, dated as of September 28, 2007	8-K/A	000-12867	2.1	9/28/07
3.1	Corrected Certificate of Merger filed to correct an error in the Certificate of Merger	10-Q	002-92053	3.4	10/8/99
3.2	Registrant’s Bylaws, as amended on December 10, 2008	8-K	000-12867	3.1	12/16/08
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	10-Q	000-12867	3.6	10/11/01
4.1	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002 (“Rights Plan”)	8-A/A	000-12867	4.1	11/27/02
4.2	Amendment No. 1 to Rights Plan, dated as of September 28, 2007	8-K/A	000-12867	4.1	9/28/07
10.1	3Com Corporation 1983 Stock Option Plan, as amended and restated effective September 30, 2001*	10-Q	000-12867	10.1	1/11/02
10.2	Amended and Restated 3Com Corporation 1984 Employee Stock Purchase Plan, approved by stockholders on September 24, 2008*	8-K	000-12867	10.2	9/24/08
10.3	3Com Corporation Director Stock Option Plan, as amended*	10-Q	000-12867	10.4	10/10/03
10.4	3Com Corporation 1994 Stock Option Plan, as amended and restated effective April 30, 2002*	10-K	000-12867	10.7	8/2/02
10.5	3Com Corporation 2003 Stock Plan, as amended and restated effective January 1, 2009*	8-K	000-12867	10.2	1/6/09
10.6	Form of Stock Option Agreement for 2003 Stock Plan (Non-Employee Directors)	10-K	000-12867	10.7	8/5/05

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.7	Form of Stock Option Agreement — 2003 Stock Plan*	8-K	000-12867	10.1	12/18/08
10.8	Form of Restricted Stock Unit Agreement — 2003 Stock Plan*	8-K	000-12867	10.2	12/18/08
10.9	Form of Restricted Stock Grant Agreement — 2003 Stock Plan*	8-K	000-12867	10.3	12/18/08
10.10	Form of Stock Appreciation Right Agreement — 2003 Stock Plan*	8-K	000-12867	10.4	12/18/08
10.11	Form of Stand Alone Restricted Stock Agreement*	S-8	333-153662	10.3	9/24/08
10.12	Form of Stand Alone Stock Option Agreement*	S-8	333-153662	10.4	9/24/08
10.13	Employment Agreement, signed on July 20, 2009 and effective as of April 27, 2009, by and between Hangzhou H3C Technologies Co., Ltd. and Dr. Shusheng Zheng*	8-K	000-12867	10.1	7/20/09
10.14	Offer Letter dated May 9, 2007 between the Registrant and Jay Zager*	8-K	000-12867	10.1	5/10/07
10.15	Stand Alone Stock Option Agreement dated July 3, 2007 by and between Jay Zager and 3Com Corporation*	S-8	333-144322	10.2	7/3/07
10.16	Stand Alone Restricted Stock Agreement dated July 3, 2007 by and between Jay Zager and 3Com Corporation*	S-8	333-144322	10.3	7/3/07
10.17	Offer Letter dated September 12, 2003 between the Registrant and Neal D. Goldman*	10-K	000-12867	10.17	8/11/06
10.18	Robert Y. L. Mao Employment Agreement, dated as of August 7, 2006, between the registrant and Robert Y. L. Mao*	10-K	000-12867	10.29	7/31/07
10.19	Robert Y. L. Mao Employment Agreement dated as of April 29, 2008, between the registrant and Robert Y. L. Mao*	8-K	000-12867	10.1	4/30/08
10.20	First Amendment to Employment Agreement, effective as of January 1, 2009 — Robert Y. L. Mao*	10-Q	000-12867	10.8	4/08/09
10.21	Ronald A. Sege Employment Agreement dated as of April 29, 2008, between the registrant and Ronald A. Sege*	8-K	000-12867	10.2	4/30/08
10.22	First Amendment to Employment Agreement, effective as of January 1, 2009 — Ronald A. Sege*	10-Q	000-12867	10.9	4/08/09
10.23	Stand Alone Stock Option Agreement dated May 6, 2008 by and between Ronald A. Sege and 3Com Corporation*	10-K	000-12867	10.32	7/25/08
10.24	Stand Alone Restricted Stock Agreement dated May 6, 2008 by and between Ronald A. Sege and 3Com Corporation*	10-K	000-12867	10.33	7/25/08
10.25	Summary of Equity Appreciation Rights Plan (H3C Technologies)*	10-K	000-12867	10.31	7/31/07
10.26	3Com Corporation Section 16 Officer Severance Plan, Amended & Restated effective as of January 15, 2009*	10-Q	000-12867	10.7	4/08/09

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.27	Form of Severance Benefits Agreement between the Registrant and each of the officers named in our proxy statement (other than Messrs. Mao and Sege)*	8-K	000-12867	10.3	4/4/06
10.28	Form of First Amendment to Severance Benefit Agreement*	10-Q	000-12867	10.10	4/08/09
10.29	Form of Second Amendment to Severance Benefit Agreement*	10-Q	000-12867	10.11	4/08/09
10.30	Form of Management Retention Agreement between the Registrant and Mr. Goldman*	10-K	000-12867	10.15	8/5/05
10.31	Form of First Amendment to Management Retention Agreement — Mr. Goldman*	10-Q	000-12867	10.12	4/08/09
10.32	Form of Management Retention Agreement between the Registrant and Messrs. Zheng and Zager and future executive officers*	10-K	000-12867	10.36	7/31/07
10.33	Form of First Amendment to Management Retention Agreement — Messrs. Zheng, Zager and future executive officers*	10-Q	000-12867	10.13	4/08/09
10.34	Form of Second Amendment to Management Retention Agreement — Messrs. Zheng and Zager and future executive officers*	10-Q	000-12867	10.14	4/08/09
10.35	3Com Corporation 2005 Deferred Compensation Plan, Amended & Restated effective as of January 1, 2009*	10-Q	000-12867	10.6	4/8/09
10.36	3Bonus Plan for Executive Officers*	8-K	000-12867	10.1	7/13/09
10.37	Form of Indemnity Agreement between the Registrant and its officers and directors	S-3/A	333-102591	10.1	4/9/03
10.38	Amended and Restated Office Lease made and entered into as of the 1st day of June, 2009, by and between Bel Marlborough I LLC, a Delaware limited liability company, having an office at c/o Eaton Vance Management, 2 International Place, Boston, Massachusetts 02110 as landlord and 3Com Corporation, a Delaware corporation having an office at 350 Campus Drive, Marlborough, Massachusetts 01752 as tenant	8-K	000-12867	10.1	6/10/09
10.39	Hangzhou Manufacture Base Tenancy Agreement for No. 310 Liuhe Road, Binjiang District, Hangzhou, Zhejiang, China, effective January 1, 2009, by and between Huawei Technologies Co., Ltd., as landlord, and Hangzhou H3C Technologies Co., Ltd., as tenant	8-K	000-12867	10.1	1/6/09
10.40	Agreement dated and effective as of July 11, 2008 by and between 3Com Corporation and Realtek Semiconductor Corp.	10-Q	000-12867	10.4	10/07/08
10.41	Gigabit Technology License Agreement dated and effective as of July 11, 2008 by and between 3Com Corporation, Realtek Semiconductor Corporation and Amber Universal Inc.	10-Q	000-12867	10.5	10/07/08

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.42	Parallel Tasking Technology License Agreement dated and effective as of July 11, 2008 by and between 3Com Corporation, Realtek Semiconductor Corporation and Leading Enterprises Limited	10-Q	000-12867	10.6	10/07/08
10.43	Shareholders’ Agreement by and among Shenzhen Huawei Investment & Holding Co. Ltd., 3Com Technologies and Huawei-3Com Co., Ltd. (the “Shareholders’ Agreement”) dated as of November 15, 2003 (Certain Portions Omitted; Confidential Treatment Requested)	10-K	000-12867	10.33	8/11/06
10.44	Amendment No. 1 to the Shareholders’ Agreement dated as of July 31, 2004 (Certain Potions Omitted; Confidential Treatment Received)	10-K	000-12867	10.34	8/11/06
10.45	Amendment No. 2 to the Shareholders’ Agreement dated as of January 27, 2006 (Certain Portions Omitted; Confidential Treatment Received)	10-K	000-12867	10.35	8/11/06
10.46	Credit and Guaranty Agreement dated as of March 22, 2007 among H3C Holdings Limited, as Borrower, 3Com Corporation, 3Com Holdings Limited and 3Com Technologies, as Holdco Guarantors, various Lenders, Goldman Sachs Credit Partners L.P., as Mandated Lead Arranger, Bookrunner, Administrative Agent and Syndication Agent, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	8-K	000-12867	10.1	3/23/07
10.47	Amended and Restated Credit and Guaranty Agreement dated as of May 25, 2007 and effective as of May 31, 2007 among H3C Holdings Limited, as Borrower, 3Com Corporation, 3Com Holdings Limited and 3Com Technologies, as Holdco Guarantors, H3C Technologies Co., Limited, as Guarantor, various Lenders, Goldman Sachs Credit Partners L.P., as Mandated Lead Arranger, Bookrunner, Administrative Agent and Syndication Agent, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent (the “A&R Credit Agreement”)	8-K	000-12867	10.1	5/25/07
10.48	First Amendment to A&R Credit Agreement, dated as of June 18, 2008	10-K	000-12867	10.54	7/25/08
10.49	Borrower Share Charge dated March 22, 2007 among 3Com Technologies, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	10-K	000-12867	10.53	7/31/07
10.50	Borrower Fixed and Floating Charge dated March 22, 2007 among H3C Holdings Limited, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	10-K	000-12867	10.54	7/31/07
10.51	Borrower Charge Over Bank Accounts dated March 22, 2007 among H3C Holdings Limited, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	10-K	000-12867	10.55	7/31/07

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.52	H3C Fixed and Floating Charge dated April 3, 2007 among Huawei-3Com Co., Limited, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	10-K	000-12867	10.56	7/31/07
10.53	H3C Share Mortgage dated March 30, 2007 among H3C Holdings Limited, as Mortgagor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	10-K	000-12867	10.57	7/31/07
10.54	H3C Equitable Share Charge dated March 29, 2007 among 3Com Technologies, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	10-K	000-12867	10.58	7/31/07
10.55	Deed of Charge in relation to the 100% equity interests in WFOE dated April 3, 2007 among Huawei-3Com Co., Limited, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	10-K	000-12867	10.59	7/31/07
10.56	Deed of Charge in relation to the 100% equity interests in Queenhive dated April 3, 2007 among Huawei-3Com Co., Limited, as Chargor, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent	10-K	000-12867	10.60	7/31/07
10.57	Deed of Release made March 30, 2007 by Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent, in favour of 3Com Technologies	10-K	000-12867	10.61	7/31/07
21.1	Subsidiaries of Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP					X
31.1	Certification of Principal Executive Officer					X
31.2	Certification of Principal Financial Officer					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan or arrangement