Form 10-Q
period 2009-08-28
3COM CORP
filed 2009-10-06
CIK 738076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10- Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 28, 2009
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
Yes ☐     No ☑
As of September 25, 2009, 392,168,650 shares of the registrant’s common stock were outstanding.

3COM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED AUGUST 28, 2009

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
3Com, the 3Com logo, H3C, Digital Vaccine, NBX, OfficeConnect, Comware, IRF, TippingPoint, TippingPoint Technologies and VCX are registered trademarks or trademarks of 3Com Corporation or one of its wholly owned subsidiaries. Other product and brand names may be trademarks or registered trademarks of their respective owners.
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the following aspects of our business: global economic slowdown and effects and strategy; core business strategy to leverage China and emphasize larger enterprise business; China-based sales region strategy, growth, dependence, expected benefits, tax rate, sales from China, expected decline in sales to Huawei and manage operations; impact of recent accounting regulations; expected annual amortization expense; environment for enterprise networking equipment; challenges relating to sales growth; trends and goals for segments and regions; pursuit of termination fee; supply of components; research and development focus; execution of our strategy; strategic product and technology development plans; goal of sustaining profitability; short-term management of cash during economic slowdown; intercompany dividends from China; ability to satisfy cash requirements for at least the next twelve months; stock repurchase program; restructuring activities and expected charges to be incurred; expected cost savings from restructuring activities and integration; potential acquisitions and strategic relationships; future contractual obligations; recovery of deferred tax assets and balance of unrecognized tax benefits; reserves; market risk; outsourcing; competition and pricing pressures; expectation regarding base interest rates; impact of foreign currency fluctuations; belief regarding meritorious defenses to litigation claims and effects of litigation; and you can identify these and other forward-looking statements by the use of words such as “may,” “can,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any forward-looking statements.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
3COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	August 31,
(In thousands, except per share data)	2009	2008

Sales	$290,502	$342,650
Cost of sales	123,931	153,023

Gross profit	166,571	189,627

Operating expenses (income):
Sales and marketing	84,788	87,482
Research and development	38,968	47,147
General and administrative	21,370	24,454
Amortization	17,071	25,164
Patent dispute resolution	—	(70,000)
Restructuring charges	1,133	1,997

Operating expenses, net	163,330	116,244

Operating income	3,241	73,383

Interest expense, net	(1,088)	(1,251)
Other income, net	11,547	12,871

Income before income taxes	13,700	85,003
Income tax provision	(6,239)	(5,166)

Net income	$7,461	$79,837

Basic and diluted net income per share	$0.02	$0.20

Shares used in computing per share amounts:
Basic	389,774	402,889

Diluted	396,266	404,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 31,	May 31,
(In thousands)	2009	2009
ASSETS
Current assets:
Cash and equivalents	$625,908	$545,818
Short-term investments	39,915	98,357
Notes receivable	46,926	40,590
Accounts receivable, less allowance for doubtful accounts of $9,072 and $9,645 respectively	101,536	112,771
Inventories	86,232	90,395
Other current assets	47,229	56,982

Total current assets	947,746	944,913
Property and equipment, less accumulated depreciation and amortization of $179,616 and $172,717 respectively	38,228	40,012
Goodwill	609,297	609,297
Intangible assets, net	181,578	198,624
Deposits and other assets	24,860	22,511

Total assets	$1,801,709	$1,815,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,928	$68,350
Current portion of long-term debt	88,000	48,000
Accrued liabilities and other	360,369	394,103

Total current liabilities	516,297	510,453
Deferred taxes and long-term obligations	41,328	40,729
Long-term debt	112,000	152,000
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value, 990,000 shares authorized; shares issued and outstanding: 391,828 and 389,284 respectively	2,348,180	2,336,961
Retained deficit	(1,283,061)	(1,290,522)
Accumulated other comprehensive income	66,965	65,736

Total stockholders’ equity	1,132,084	1,112,175

Total liabilities and stockholders’ equity	$1,801,709	$1,815,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	August 31,
(In thousands)	2009	2008
Cash flows from operating activities:
Net income	$7,461	$79,837
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	21,657	33,131
Stock-based compensation expense	4,885	6,442
Loss on property and equipment disposals	38	13
Deferred income taxes	(1,522)	(3,377)
Changes in assets and liabilities:
Accounts and notes receivable	4,948	(50,684)
Inventories	4,633	(18,566)
Other assets	7,175	(1,483)
Accounts payable	(85)	6,941
Other liabilities	(32,327)	(12,940)

Net cash provided by operating activities	16,863	39,314

Cash flows from investing activities:
Proceeds from maturities and sales of investments	58,699	—
Purchases of property and equipment	(2,970)	(7,598)
Proceeds from sale of property and equipment	8	68

Net cash provided by (used in) investing activities	55,737	(7,530)

Cash flows from financing activities:
Issuances of common stock	7,631	286
Repurchases of common stock	(1,216)	(543)

Net cash provided by (used in) financing activities	6,415	(257)

Effect of exchange rate changes on cash and equivalents	1,075	6,257

Net change in cash and equivalents during period	80,090	37,784
Cash and equivalents, beginning of period	545,818	503,644

Cash and equivalents, end of period	$625,908	$541,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our financial position as of August 28, 2009 and May 29, 2009, our results of operations for the three months ended August 28, 2009 and August 29, 2008 and our cash flows for the three months ended August 28, 2009 and August 29, 2008.
We use a 52 or 53 week fiscal year ending on the Friday nearest to May 31. For convenience, the condensed consolidated financial statements have been shown as ending on the last day of the calendar month. Accordingly, the three months ended August 31, 2009 ended on August 28, 2009, the three months ended August 31, 2008 ended on August 29, 2008, and the year ended May 31, 2009 ended on May 29, 2009. The results of operations for the three months ended August 28, 2009 may not be indicative of the results to be expected for the fiscal year ending May 28, 2010 or any future periods. Our wholly-owned subsidiary, H3C, follows a calendar year basis of reporting and our China-based sales region segment is therefore consolidated on a two-month-lag. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended May 30, 2008.
Certain prior period amounts have been reclassified to conform to the current year presentation. Specifically, in the condensed consolidated statements of operations we have reclassified $2.6 million from general and administrative expenses to sales and marketing and research and development expenses, $1.2 million and $1.4 million, respectively, for the three months ended August 31, 2008.
Recently issued accounting pronouncements
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”) to improve reporting and to create greater consistency in the accounting and financial reporting of business combinations. The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141R amends SFAS 109, “Accounting for Income Taxes”, such that adjustments made to valuation allowances on deferred income taxes and acquired income tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141R would apply the provisions of SFAS No. 141R. The Company adopted SFAS 141R on May 30, 2009. Since we have had no acquisition activity the adoption of SFAS 141R has not had a material impact on our consolidated financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as required in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring that they be treated as equity transactions. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS No. 160 has not had a material impact on our consolidated financial position, results of operations or cash flows.

In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one-year deferral of the effective date of FAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Effective June 1, 2008, we adopted the provisions of SFAS No. 157 with respect to our financial assets and liabilities recorded at fair value, which had no material impact on our consolidated financial position, results of operations or cash flow. Effective May 30, 2009, we adopted the portion of SFAS No. 157, for which the implementation had been deferred, which had no material impact on our consolidated financial position, results of operations or cash flow. Under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), entities are permitted to choose to measure many financial instruments and certain other items at fair value that previously were not required to be measured at fair value. We did not elect the fair value measurement option under SFAS No. 159 for any of these financial assets or liabilities.
In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”). The intent of FSP FAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R “Business Combinations”, and other accounting principles generally accepted in the United States of America. FSP FAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FSP FAS No. 142-3 has not had a material impact on our consolidated financial position, results of operations or cash flow.
In June 2008, the FASB issued FSP EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which became effective in 2009 via retrospective application. Under FSP EITF 03-6-1, non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (“EPS”) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The company adopted FSP EITF 03-6-1 on May 30, 2009. The impact of adopting FSP EITF 03-6-1 had no material effect on basic or diluted EPS for the three months ended August 31, 2009 or 2008.
In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 intends to establish general standards of accounting for and disclosures of subsequent events that occurred after the balance sheet date but prior to the issuance of financial statements. SFAS 165 is effective for financial statements issued for interim or fiscal years ending after June 15, 2009. The adoption of SFAS 165 did not have a significant impact on our financial position, results of operations or cash flows.
In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles,” a replacement of FASB Statement No. 162 (the Codification)”. The Codification, which was launched on July 1, 2009, became the single source of authoritative non-governmental U.S. generally accepted accounting principles (“GAAP”), superseding various existing authoritative accounting pronouncements. The Codification eliminates the GAAP hierarchy contained in Statement 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt the Codification in the second quarter of fiscal 2010. There will be no change to our consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in our consolidated financial statements.
On September 23, 2009, the FASB reached a consensus on two new pronouncements; EITF No. 08-1, “Revenue Arrangements with Multiple Deliverables” (previously titled, “Revenue Recognition for a Single Unit of Accounting”) and EITF No. 09-3, “Applicability of Statement of Position 97-2 to Certain Arrangements That Include Software Elements”. These new pronouncements are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted only at the beginning of the company’s fiscal year 2011. The Company is currently evaluating the impact that adoption of these EITFs will have on its consolidated financial statements.

NOTE 2. STOCK-BASED COMPENSATION
In order to determine the fair value of stock options and employee stock purchase plan shares, we use the Black-Scholes option pricing model and apply the single-option valuation approach. In order to determine the fair value of restricted stock awards and restricted stock units we use the closing market price of 3Com common stock on the date of grant. We recognize stock-based compensation expense on a straight-line basis over the requisite service period of time-based vesting awards for stock options, restricted stock awards, restricted stock units, and stock issued under the employee stock purchase plan. Certain of the stock options may vest on an accelerated basis and certain restricted stock units are earned contingent on the future achievement of financial performance metrics. Performance metrics for the performance period are determined by the Compensation Committee of the Board of Directors in its sole discretion. For unvested stock options outstanding as of May 31, 2006, we continue to recognize stock-based compensation expense using the accelerated amortization method prescribed in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”.
As of August 31, 2009, total unrecognized stock-based compensation expense relating to unvested employee stock options, restricted stock awards, restricted stock units and stock issued under employee stock purchase plan, adjusted for estimated forfeitures, was $6.8 million, $2.1 million, $22.1 million and $0.1 million, respectively. These amounts are expected to be recognized over a weighted-average period of 2.2 years for stock options, 1.6 years for restricted stock awards, 2.3 years for restricted stock units and 0.1 years for stock issued under the employee stock purchase plan. If actual forfeitures differ from current estimates, total unrecognized stock-based compensation expense will be adjusted for future changes in estimated forfeitures.
Stock-based compensation expense recognized and disclosed is based on the Black-Scholes option pricing model for estimating the fair value of options granted under the company’s equity incentive plans. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The underlying weighted-average assumptions used in the Black-Scholes model for options and employee stock purchase plan and the estimates of the weighted average grant date fair value per share were as follows for options, restricted stock awards and restricted stock units granted during the three months ended August 31, 2009 and 2008:

	Three Months Ended
	August 31,
	2009	2008
Employee stock options:
Volatility	57.0%	48.8%
Risk-free interest rate	2.1%	3.1%
Dividend yield	0.0%	0.0%
Expected life (years)	4.1	4.0

Weighted average grant date fair value	$1.83	$1.02

Restricted stock awards:
Weighted average grant date fair value	*	$2.48

Restricted stock units:
Weighted average grant date fair value	$4.04	$2.56

Employee stock purchase plan:	*	*

*	No grants during the period

The following table presents stock-based compensation expense included in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended
	August 31,
	2009	2008
Cost of sales	$540	$758
Sales and marketing	1,590	1,758
Research and development	476	884
General and administrative	2,279	3,042

Stock-based compensation expense before tax	$4,885	$6,442

Stock Options. Stock option activity for the three months ended August 31, 2009 and 2008, was as follows (shares in thousands):

	Three Months Ended August 31,
	2009		2008
		Weighted		Weighted
	Number of	average	Number of	average
	shares	exercise price	shares	exercise price
Outstanding May 31, 2009 and 2008	28,361	$4.92	43,925	$4.98
Granted	2,419	4.00	300	2.48
Exercised	(1,916)	3.98	(191)	1.50
Forfeited	(111)	4.10	(1,554)	4.75
Expired	(1,802)	5.54	(2,174)	5.99

Outstanding August 31, 2009 and 2008	26,951	$4.86	40,306	$4.93

As of August 31, 2009, there were approximately 17.1 million options exercisable with a weighted-average exercise price of $5.70 per share. By comparison, there were approximately 27.3 million options exercisable as of August 31, 2008 with a weighted-average price of $5.58 per share.
During the three months ended August 31, 2009 and 2008 approximately 1.9 million and 0.2 million options were exercised at an aggregate intrinsic value of $1.6 million and $0.1 million, respectively. The exercise intrinsic value is calculated as the difference between the market value on the exercise date and the exercise price of the options. The closing market value as of August 28, 2009 was $4.39 per share as reported by the NASDAQ Global Select Market. The aggregate intrinsic value of options outstanding and options exercisable as of August 31, 2009 was $19.0 million and $9.2 million, respectively. The weighted-average remaining contractual life of options outstanding and options exercisable were 3.9 and 2.8 years, respectively. The aggregate options outstanding and options exercisable intrinsic value is calculated for options that are in-the-money as the difference between the market value as of August 31, 2009 and the exercise price of the options.
Options outstanding that are vested and are expected to vest as of August 31, 2009 are as follows:

Weighted
		Weighted	Average
	Number of	average	Remaining	Aggregate
	Shares	Grant-Date	Contractual Life	Intrinsic Value
	(in thousands)	Fair Value	(in years)	(in thousands)
Vested and expected to vest at August 31, 2009	23,833	$5.05	3.6	$15,968

Restricted Stock Awards. Restricted stock award activity during the three months ended August 31, 2009 and 2008 was as follows (shares in thousands):

	Three Months Ended August 31,
	2009		2008
		Weighted		Weighted
	Number of	average Grant-	Number of	average Grant-
	Shares	Date Fair	Shares	Date Fair
	(unvested)	Value	(unvested)	Value
Outstanding May 31, 2009 and 2008	1,459	$2.94	3,095	$3.43
Granted	—	—	75	2.48
Vested	(115)	4.04	(305)	4.19
Forfeited	(7)	5.05	(420)	3.80

Outstanding August 31, 2009 and 2008	1,337	$2.84	2,445	$3.24

During the three months ended August 31, 2009 and 2008 approximately 0.1 million and 0.3 million restricted awards with an aggregate fair value of $0.5 million and $0.6 million, respectively, became vested. Total aggregate intrinsic value of restricted stock awards outstanding as of August 31, 2009 was $5.9 million.
Restricted Stock Units. Restricted stock unit activity during the three months ended August 31, 2009 and 2008 was as follows (shares in thousands):

	Three Months Ended August 31,
	2009		2008
		Weighted		Weighted
	Number of	average Grant-	Number of	average Grant-
	Shares	Date Fair	Shares	Date Fair
	(unvested)	Value	(unvested)	Value
Outstanding May 31, 2009 and 2008	6,161	$2.78	5,744	$3.59
Granted	5,542	4.04	1,743	2.56
Vested	(933)	3.01	(673)	3.70
Forfeited	(201)	3.01	(326)	3.54

Outstanding August 31, 2009 and 2008	10,569	$3.42	6,488	$3.30

During the three months ended August 31, 2009 and 2008 approximately 0.9 million and 0.7 million restricted awards with an aggregate fair value of $3.7 million and $1.3 million, respectively, became vested. Total aggregate intrinsic value of restricted stock units outstanding at August 31, 2009 was $46.4 million. Restricted stock units outstanding at August 31, 2009 had a weighted-average remaining contractual life of 1.6 years. Total aggregate intrinsic value of restricted stock units outstanding and expected to vest at August 31, 2009 was $31.8 million. Restricted stock units outstanding and expected to vest at August 31, 2009 had a weighted-average remaining contractual life of 1.4 years.
Employee Stock Purchase Plan. We have an employee stock purchase plan (“ESPP”) under which eligible employees may authorize payroll deductions of up to ten percent of their compensation, as defined, to purchase common stock at a price of 85 percent of the lower of the fair market value as of the beginning or the end of the six-month offering period. In September 2008, our stockholders approved an increase of eight million shares available for issuance under the ESPP. We recognized $0.4 million and $0.5 million of stock-based compensation expense in the three months ended August 31, 2009 and 2008, respectively, associated with the ESPP. Employee stock purchases generally occur only in the quarters ended November 30 and May 31.

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
Assets Measured at Fair Value on a Recurring Basis
Assets measured at fair value on a recurring basis consisted of the following types of instruments and were reported as cash equivalents as of August 31, 2009:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
		(In thousands)
Assets
Cash equivalents:
Time deposits and bank deposits with a maturity less than 3 months	$—	$288,382	$—	$288,382
Money market fund deposits	245,741	—	—	245,741
China government bonds and bank bills with a maturity of less than 3 months	91,785			91,785

Total assets measured at fair value	$337,526	$288,382	$—	$625,908

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
Under the terms of the agreements, the payments are non-refundable and the Company has no future performance obligations, apart from certain customary covenants not to sue Realtek, its customers or its suppliers on the licensed technology, and non-material notice and tax assistance obligations. Accordingly the $70.0 million was recognized as income in the three months ended August 31, 2008 in the operating expense (income) section of the condensed consolidated statement of operations.
NOTE 5. RESTRUCTURING CHARGES
In recent fiscal years, we have undertaken several initiatives involving significant changes in our business strategy and cost structure.
We continued a restructuring of our business to enhance the focus and cost effectiveness of our businesses in serving their respective markets. These restructuring efforts continued into fiscal 2010. We took the following specific actions in fiscal 2007 through 2010 (the “Fiscal 2007 — 2010 Actions”):
•	reduced our workforce;

•	continued efforts to consolidate and dispose of excess facilities; and

•	shifting the focus of our direct-touch sales force to accommodate our shift to the enterprise market
Restructuring charges related to these various initiatives were $1.1 million in the three months ended August 31, 2009 compared to $2.0 million in the three months ended August 31, 2008. The $1.1 million of net expense in the first quarter of fiscal 2010 consists of severance and outplacement costs of $1.0 million and $0.1 million of facilities and other restructuring items. The severance and outplacement costs primarily relate to a decrease in headcount of sales and marketing employees as the Company continues to shift our sales force to the enterprise market. The net restructuring charge in the first quarter of fiscal 2009 resulted from severance, outplacement and other costs of $1.9 million and a $0.1 million charge for facilities-related charges. The severance and outplacement costs in the first quarter of fiscal 2009 primarily relate to a decrease in headcount of research and development employees as the Company eliminated duplicate testing activities.
Accrued liabilities associated with restructuring charges total $1.8 million as of August 31, 2009 and are included in the caption “Accrued liabilities and other” in the accompanying consolidated balance sheets. These liabilities are classified as current because we expect to satisfy such liabilities in cash within the next 12 months.
Fiscal 2010 Actions
Activity and liability balances related to the fiscal 2010 restructuring actions, are as follows (in thousands):

	Employee	Other
	Separation	Restructuring
	Expense	Costs	Total
Balance as of May 31, 2009	$—	$—	$—

Provisions	1,064	139	1,203
Payments and non-cash charges	(404)	(139)	(543)

Balance as of August 31, 2009	$660	$—	$660

Employee separation expenses include severance pay, outplacement services, medical and other related benefits. The reduction in workforce affected employees involved in research and development, sales and marketing, customer support, and general and administrative functions. Through August 31, 2009, the total reduction in workforce associated with actions initiated during fiscal 2010 included approximately 35 employees who had been separated or were currently in the separation process. Non-cash charges include depreciation against restructured assets, and stock-based compensation charges as applicable.
We expect to complete any remaining activities related to actions initiated in fiscal 2010 during fiscal 2010.
Fiscal 2007 through 2009 Actions
Activity and liability balances related to the fiscal 2007 through 2009 restructuring actions are as follows (in thousands):

	Employee	Facilities-
	Separation	related
	Expense	Charges	Total
Balance as of May 31, 2009	$1,477	$47	$1,524

Provisions (benefits)	(75)	5	(70)
Payments and non-cash charges	(321)	(8)	(329)

Balance as of August 31, 2009	$1,081	$44	$1,125

Employee separation expense includes severance pay, outplacement services, medical and other related benefits. Facilities-related charges related to revised future lease obligations.
We expect to complete any remaining activities related to actions initiated through fiscal 2009 during fiscal 2010.
NOTE 6. INCOME TAXES
The Company provides for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period in which they occur. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
During the three months ended August 31, 2009, the balance of unrecognized tax benefits increased by $1.4 million. As of August 31, 2009, we had unrecognized tax benefits, including interest and penalties, of $23.3 million, all of which, if recognized, would affect our effective tax rate. As of August 31, 2009, the accrued interest and penalties related to uncertain tax positions were $2.9 million and $0, respectively, which has been recorded within the balance of unrecognized tax benefits.
As of August 31, 2009 we estimate that the balance of unrecognized tax benefits will decrease by approximately $4.8 million over the next twelve months as a result of the expiration of various statutes.
See footnote 16 “Subsequent Event” for discussion of the finalization of the calendar year 2008 China tax rate.
NOTE 7. COMPREHENSIVE INCOME
The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended
	August 31,
	2009	2008
Net income	$7,461	$79,837
Other comprehensive income:
Change in accumulated translation adjustments	1,229	7,685

Total comprehensive income	$8,690	$87,522

NOTE 8. NET INCOME PER SHARE
The following represents a reconciliation from basic earnings per common share to diluted earnings per common share. Stock options and restricted stock (awards and units) of 23.9 million and 8.4 million, respectively, were outstanding at August 31, 2009 but were not included in the computation of diluted earnings per share because they were antidilutive. Stock options and restricted stock (awards and units) of 39.3 million and 8.7 million, respectively, were outstanding at August 31, 2008, but were not included in the computation of diluted earnings per share because they were antidilutive.

	Three Months Ended August 31,
(in thousands except per share data)	2009	2008

Determination of shares:
Weighted average shares outstanding	389,774	402,889
Assumed conversion of dilutive stock options	3,021	968
Assumed conversion of dilutive restricted stock (awards and units)	3,471	215

Diluted weighted average shares outstanding	396,266	404,072

Basic earnings per share	$0.02	$0.20
Diluted earnings per share	$0.02	$0.20
On June 30, 2009 the Company adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP did not have a material impact on our financial statements.
NOTE 9. INVENTORIES
The components of inventories are as follows (in thousands):

	August 31,	May 31,
	2009	2009
Finished goods	$62,533	$69,860
Work-in-process	3,686	3,420
Raw materials	20,013	17,115

Total	$86,232	$90,395

NOTE 10. GOODWILL AND INTANGIBLE ASSETS, NET
We apply the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” to goodwill and intangible assets with indefinite lives which are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. We test our goodwill for impairment annually during our third fiscal quarter. There were no triggering events in the first quarter of fiscal year 2010 that required an additional impairment test.
Intangible assets consist of (in thousands, except for weighted average remaining amortization period):

	August 31, 2009				May 31, 2009
	Weighted				Weighted
	Average				Average
	Remaining				Remaining
	Amortization		Accumulated		Amortization		Accumulated
	Period	Gross	Amortization	Net	Period	Gross	Amortization	Net
Existing technology	3.3	$398,204	$(286,101)	$112,103	3.6	$398,178	$(272,460)	$125,718
Trademark	NA	55,502	—	55,502	NA	55,502	—	55,502
Huawei non-compete	0.0	37,288	(37,288)	—	0.0	37,283	(37,283)	—
OEM agreement	0.8	26,853	(20,165)	6,688	1.0	23,777	(14,852)	8,925
Maintenance agreements	1.5	19,000	(14,516)	4,484	1.7	19,000	(13,724)	5,276
Other	1.8	22,698	(19,897)	2,801	2.0	22,697	(19,494)	3,203

		$559,545	$(377,967)	$181,578		$556,437	$(357,813)	$198,624

During the three months ended August 31, 2009 our gross intangible assets increased by $3.1 million due to the appreciation on the Renminbi affecting the value of certain intangible assets tied to our H3C subsidiary. Net intangible assets at August 31, 2009 in our China-based sales region were $167.6 million and in our TippingPoint segment were $14.0 million.
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
The following table summarizes the activity in the allowance for estimated warranty costs for the three months ended August 31, 2009 and 2008 (in thousands):

	Three Months Ended
	August 31,
	2009	2008
Accrued warranty, beginning of period	$29,587	$36,897
Cost of warranty claims processed during the period	(6,280)	(8,217)
Provision for warranties related to products sold during the period	5,029	6,771

Accrued warranty, end of period	$28,336	$35,451

NOTE 12. LONG-TERM DEBT
On May 25, 2007, our subsidiary H3C Holdings Limited (“Borrower”) entered into an amended and restated credit agreement with various lenders, including Goldman Sachs Credit Partners L.P., as Mandated Lead Arranger, Bookrunner, Administrative Agent and Syndication Agent, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent (the “Credit Agreement”). Under the Credit Agreement, the Borrower borrowed $430 million in the form of a senior secured term loan in two tranches (Tranche A and Tranche B) to finance a portion of the purchase price for 3Com’s acquisition of 49 percent of H3C Technologies Co., Limited, or H3C (a Hong Kong entity). The Borrower and its subsidiaries are referred to collectively as the “H3C Group.”
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
All amounts outstanding under the Tranche B Term Facility will bear interest, at the Borrower’s option, at the (i) LIBOR plus 3 percent or (ii) Base Rate (i.e., prime rate) plus 2 percent. We have elected to use LIBOR as the reference rate for borrowings to date. Applicable LIBOR rates at August 31, 2009 were 1.79 percent and the effective interest rate at August 31, 2009 was 3.29 percent for the Tranche A Term Facility and 4.79 percent for the Tranche B Term Facility.
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
The Borrower must maintain a minimum debt service coverage, minimum interest coverage, maximum capital expenditures and a maximum total leverage ratio. Negative covenants restrict, among other things, (i) the incurrence of indebtedness by the Borrower and its subsidiaries, (ii) the making of dividends and distributions to the Company outside of the H3C Group, (iii) the ability to make investments including in new subsidiaries, (iv) the ability to undertake mergers and acquisitions and (v) sales of assets. As of August 31, 2009, the H3C Group’s net assets were $858.5 million and are subject to these dividend restrictions. Also, cash dividends from the PRC subsidiaries to H3C, and H3C to the Borrower, will be subject to restricted use pending payment of principal, interest and excess cash flow prepayments. Standard events of default apply.
Remaining payments of the $200 million principal are due on September 28, of each year as follows, (in thousands):

Calendar Year	3Com Fiscal Year	Tranche A	Tranche B
2009	2010	$46,000	$2,000
2010	2011	46,000	2,000
2011	2012	—	20,000
2012	2013	—	84,000
On September 28, 2009, in addition to our regular principal payment the Company made a voluntary prepayment of $40.0 million of principal, which the Company did not incur a penalty for, all of which was applied to reduce our fiscal year 2013 Tranche B principal balance. The prepayment amount was classified as current debt in the condensed consolidated balance sheet as of August 31, 2009.
On September 28, 2009 our applicable LIBOR rates reset to 0.64 percent and the effective interest rate for the next six months will be 2.14 percent for the Tranche A Term Facility and 3.64 percent for the Tranche B Term Facility.
NOTE 13. SEGMENT INFORMATION
In the first quarter of fiscal 2010, we changed the measures of segment contribution profit (loss) and segment income to align with how we currently manage our business and report internally. Accordingly, our previously reported segment information has been revised to reflect our new measure of segment contribution profit (loss) and segment income. Based on the information provided to our chief operating decision-maker (“CODM”) for purposes of making decisions about allocating resources and assessing performance, we have two primary businesses, our Networking Business and TippingPoint Security Business. Our Networking Business consists of the following sales regions as operating segments: China-based (including Japan and Hong Kong SAR), Asia Pacific Region excluding China-based sales region (“APR”), Europe Middle East and Africa (“EMEA”), Latin America (“LAT”), and North America (“NA”) regions. The APR, EMEA, LAT and NA operating segments have been aggregated given their similar economic characteristics, products, customers and processes, and have been consolidated as one reportable segment, “Rest of World”. The China-based sales region does not meet the aggregation criteria at this time.
The China-based and Rest of World reporting segments benefit from shared support services on a world-wide basis. The costs associated with providing these shared central functions are not allocated to the China-based and Rest of World reporting segments and instead are reported and disclosed under the caption “Central Functions”. Central Function costs include research and development expenses and “other operating expenses”. “Other operating expenses” in both our Central Function costs and TippingPoint Security business include other costs of sales, such as supply chain operations, indirect sales and marketing, and general and administrative support costs.
Management evaluates the China-based sales region and the Rest of World sales region performance based on segment contribution profit. Segment contribution profit is standard margin less segment direct sales and marketing expenses. Standard margin for these regions is sales less standard costs of sales. Our TippingPoint Security business segment is measured on segment income. Segment income is segment contribution profit less research and development expenses. Eliminations and other include intercompany sales eliminations, stock-based compensation expense, amortization of intangible assets and restructuring in all periods as well as proceeds from the Realtek patent dispute resolution in the first quarter of fiscal 2009, as these costs are not included in the Company’s segment contribution profit and segment income.
Summarized financial information of our results of operations by segment for the three months ended August 31, 2009 and 2008 is as follows.

	Three Months Ended August 31, 2009
				TippingPoint
	Networking Business			Security Business
	China-based	Rest of World	Central	Tipping	Eliminations/
(in thousands)	sales region	Sales Region	Functions(a)	Point(b)	Other		Total

Sales	$152,013	$107,202	$—	$32,596	$(1,309	)c	$290,502
Standard margin	104,900	62,995	—	27,772	(540	)d	195,127
Direct sales & marketing expenses	35,039	23,327	—	11,028	1,590	d	70,984

Segment contribution profit (loss)	69,861	39,668	—	16,744	(2,130)		124,143

Research & development expenses	—	—	32,177	6,315	476	d	38,968

Segment income	$—	$—	$—	$10,429	$—

Other operating expenses			56,047	5,404	20,483	e	81,934

Operating income							$3,241

	Three Months Ended August 31, 2008
				TippingPoint
	Networking Business			Security Business
	China-based	Rest of World	Central	Tipping	Eliminations/
(in thousands)	sales region	Sales Region	Functions(a)	Point(b)	Other		Total

Sales	$175,397	$140,314	$—	$28,199	$(1,260	)c	$342,650
Standard margin	115,527	82,253	—	23,396	(758	)d	220,418
Direct sales & marketing expenses	33,600	28,152	—	10,073	1,758	d	73,583

Segment contribution profit (loss)	81,927	54,101	—	13,323	(2,516)		146,835

Research & development expenses	—	—	39,317	6,946	884	d	47,147

Segment income	$—	$—	$—	$6,377	$—

Other operating expenses (income)			60,022	6,080	(39,797	)e	26,305

Operating income							$73,383

a —	Included in our Central Function results were depreciation expenses of $4.1 million and $6.6 million for the three months ended August 31, 2009 and 2008, respectively.

b —	Included in our TippingPoint segment profit were depreciation expenses of $1.1 million and $0.8 million for the three months ended August 31, 2009 and 2008, respectively.

c —	Represents eliminations for inter-company revenue between Networking and TippingPoint during the respective periods.

d —	Represents stock-based compensation in all periods.

e —	Includes stock based compensation, amortization, and restructuring in all periods plus proceeds from the Realtek patent dispute resolution in the three months ended August 31, 2008.

	August 31,	May 31,
Identifiable assets (in thousands)	2009	2009

China-based sales region(1)(2)	$1,341,733	$1,378,059
Rest of World sales region(1)	1,014,757	875,788
TippingPoint	226,462	228,440
Eliminations(3)	(781,243)	(666,930)

Total	$1,801,709	$1,815,357

(1)	Included in our identifiable assets for both our China-based sales region and Rest of World sales region are Central Function assets. We do not segregate these assets as the CODM does not review the segment assets in that manner.

(2)	Our China-based sales region identifiable assets are the same as those held by our H3C subsidiary.

(3)	The eliminations primarily relate to the Rest of World sales region investment in subsidiaries and intercompany transactions.

	Three Months Ended
	August 31,
Total Expenditures for Additions to Property and Equipment (in thousands)	2009	2008

China-based sales region(1)	$1,018	$2,767
Rest of World sales region(1)	1,637	4,004
TippingPoint	315	827

Total	$2,970	$7,598

(1)	Included in our capital expenditures for both our China-based sales region and Rest of World sales region are Central Function expenditures for additions to property and equipment. We do not segregate these expenditures as the CODM does not review the segment in that manner.
Certain product groups account for a significant portion of our sales. In the first quarter of fiscal 2010 we expanded the number of individually reported networking equipment products. We have expanded our networking equipment into two categories, switches and routers, and other networking equipment. Other networking equipment revenue includes sales of our VCX™ and NBX® voice-over-internet protocol, or VoIP, IP storage, IP surveillance and our wireless LAN (“WLAN”) products. We have also consolidated voice into other networking equipment. Prior year disclosures have been revised to be comparable with our current year groupings. Security revenue includes our TippingPoint™ products and services, as well as other security products, such as our embedded firewall, or EFW and virtual private network, or VPN, products. Services revenue includes professional services and maintenance contracts, excluding TippingPoint maintenance which is included in security revenue. Sales from these product groups as a percentage of total sales for the respective periods are as follows (in thousands, except percentages):

	Three Months Ended August 31,
	2009		2008
Switches and routers	$195,211	67.2%	$254,176	74.2%
Other networking equipment	42,395	14.6	41,117	12.0
Security	41,052	14.1	36,339	10.6
Services	11,844	4.1	11,018	3.2

Total	$290,502	100%	$342,650	100%

NOTE 14. GEOGRAPHIC INFORMATION
Sales by geographic region are as follows (in thousands):

	Three Months Ended August 31,
	2009	2008
China	$146,362	$167,527
Europe, Middle East and Africa	49,050	69,377
North America	51,669	52,031
Asia Pacific Rim (excluding-China)	25,246	30,109
Latin and South America	18,175	23,606

Total	$290,502	$342,650

All non-Original Equipment Manufacturer (“OEM”) partner sales are reported in geographic categories based on the location of the end customer. Sales to OEM partners are included in the geographic categories based upon the hub locations of the OEM partners.
NOTE 15. LITIGATION
We are a party to lawsuits in the normal course of our business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict and the outcome of claims against the Company described below are uncertain. We believe that we have meritorious defenses in the matter set forth below in which we are named as a defendant. An unfavorable resolution of the lawsuit in which we are a defendant as described below, could adversely affect our business, financial position, results of operations, or cash flow. The Company does not believe that the ultimate disposition of these matters will have a material adverse effect on the Company’s financial position.
On December 5, 2001, TippingPoint and two of its current and former officers and directors, as well as the managing underwriters in TippingPoint’s initial public offering, were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit, which is part of a consolidated action that includes over 300 similar actions, is captioned In re Initial Public Offering Securities Litigation, Brian Levey vs. TippingPoint Technologies, Inc., et al. (Civil Action Number 01-CV-10976). The principal allegation in the lawsuit is that the defendants participated in a scheme to manipulate the initial public offering and subsequent market price of TippingPoint’s stock (and the stock of other public companies) by knowingly assisting the underwriters’ requirement that certain of their customers had to purchase stock in a specific initial public offering as a condition to being allocated shares in the initial public offerings of other companies. In relation to TippingPoint, the purported plaintiff class for the lawsuit is comprised of all persons who purchased TippingPoint stock from March 17, 2000 through December 6, 2000. The suit seeks rescission of the purchase prices paid by purchasers of shares of TippingPoint common stock. On September 10, 2002, TippingPoint’s counsel and counsel for the plaintiffs entered into an agreement pursuant to which the plaintiffs dismissed, without prejudice, TippingPoint’s former and current officers and directors from the lawsuit. In March 2009, TippingPoint signed a settlement agreement with the plaintiffs. On April 2, 2009, all the parties to the lawsuit (including all plaintiffs, issuers, and underwriters) filed settlement documents with the District Court. On June 10, 2009 the District Court issued its preliminary approval of the settlement and on September 10, 2009 held a Settlement Fairness Hearing. On October 6, 2009 the District Court approved the settlement in all substantive respects. Any direct financial impact of the settlement is expected to be borne by TippingPoint’s insurers. The settlement remains subject to numerous conditions. If the settlement does not occur for any reason and the litigation against TippingPoint continues, we intend to defend this action vigorously, but cannot make any predictions about the outcome. To the extent necessary, we will seek indemnification and/or contribution from the underwriters in TippingPoint’s initial public offering pursuant to its underwriting agreement with the underwriters. However, there can be no assurance that indemnification or contribution will be available to TippingPoint or enforceable against the underwriters.
On July 31, 2008, the Company filed a lawsuit in the Delaware Chancery Court against Diamond II Holdings, Inc., an entity controlled by affiliates of Bain Capital Partners, LLC. The lawsuit seeks interpretation and enforcement of the provisions of the Merger Agreement and Plan of Merger by among 3Com, Diamond II Holdings, Inc., and Diamond II Acquisition Corp., dated as of September 28, 2007. The litigation is in furtherance of our efforts to enforce the provisions of the now-terminated Merger Agreement related to the termination fee. There can be no assurance that 3Com will be able to collect this fee.

NOTE 16. SUBSEQUENT EVENT
Under special agreement with the tax authorities certain of our annual Chinese income tax filings for the calendar year ended December 31, 2008 were not filed until August 14, 2009, pending the resolution of the calendar 2008 applicable tax rate. Calendar year 2008 was the final year of certain tax concessions that our main operating company in China, Hangzhou H3C, was entitled to. The Company provided for taxes for calendar 2008 at a 15 percent rate (the rate that will be in effect on a go forward basis), however in July 2009 the Tax Bureau of Hangzhou Binjiang District notified the Company that we could use a tax rate of 9 percent for calendar 2008. This government approval occurred subsequent to the end of our China subsidiaries’ reporting period of June 30, 2009. Accordingly, it will be reflected in our China subsidiaries’ results for the reporting period of July 1, 2009 through September 30, 2009, which falls within our second fiscal quarter. The impact of this discrete income tax benefit will be approximately $11 million and will be reflected in our fiscal second quarter results.
The Company has evaluated subsequent events through October 6, 2009, which is the filing date of this report on Form 10-Q.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
The following discussion should be read in conjunction with the condensed consolidated financial statements and the related notes that appear elsewhere in this document.
BUSINESS OVERVIEW
We are a global enterprise networking solutions provider incorporated in Delaware. A pioneer in the computer networking industry, we have three global product and solutions brands — H3C, 3Com, and TippingPoint — that offer high-performance networking and security solutions to enterprises large and small. These organizations range across a number of vertical industries, including education, finance, government, healthcare, insurance, manufacturing and real estate. The H3C® enterprise networking portfolio — one of the leading large enterprise networking equipment brands in China — includes products that span from the data center to the edge of the network and is targeted at large enterprises. The 3Com® family of products offers a strong price/performance value proposition for small and medium businesses. Our TippingPoint® security brand features network-based intrusion prevention systems (“IPS”) and network access control (“NAC”) solutions, which deliver in-depth, no-compromise application, infrastructure and performance protection.
We believe our portfolio of products and services enables customers to deploy and manage business-critical voice, video, data and other advanced networking technologies in a secure, scalable, reliable and efficient network environment. We believe we offer customer-driven technology solutions that help enterprises optimize their budgets and resources, increase productivity, and realize their business goals. 3Com designs its solutions to offer customers a unique value proposition: lower total cost of ownership (“TCO”) and expert, responsive service. Our data center-to-edge enterprise networking solutions offer a common operating system to streamline system management, and are based on open standards to enable the use of best-of-breed applications from other vendors. We believe we offer a broad, fresh portfolio of products and solutions that disrupt the industry status quo and deliver true “no-compromise” networking.
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
Our products and services can generally be classified in the following categories:
•	Switches and routers;

•	Other networking equipment;

•	Security; and

•	Services.
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
Business Environment and Future Trends
We operate today in a rapidly changing business environment due to the severe credit and adverse market conditions in many of the world’s economies. The current global financial crisis has led to significant business slowdowns around the world. It is therefore increasingly difficult to predict future business conditions in the market for enterprise networking equipment. Our business is highly dependent on the Chinese economy, which has experienced strong growth in recent years. Our success in China has been due to the success of the direct-touch enterprise model, a mixture of core and new products and solution selling, and value creation for customers. While we believe that China may have been less affected than other regions by the global economic slowdown, it is now experiencing the effects of the downturn and our growth has slowed in China. It is difficult to predict the extent of the slowdown on our China business at this time. Additionally, we expect a continued significant reduction in sales to our largest customer, Huawei Technologies, during fiscal year 2010. For our operations outside of China, which we call “Rest of World,” we expect the challenging business environment to continue in the foreseeable future. In Rest of World, we are experiencing reduced demand for our products, delayed or cancelled purchases and longer sales cycles. Our Rest of World operations have been adversely impacted by the global economic crisis.
Our strategy to address these adverse business conditions is to market our solutions as providing exceptional quality for a good value and to remain competitive in the enterprise market. At the same time, we recognize that global spending on networking products and solutions is likely to continue to be under significant pressure for the foreseeable future. While the timing of a recovery is unclear we saw some stabilization in certain markets in our first quarter of fiscal 2010 and we strive to be well positioned when the recovery occurs.
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
•	Emerging markets outside of China — We expect to target growth opportunities outside of China in other developing markets. We believe that our successful penetration of the Chinese market has provided experience that is transferable to many emerging markets. We believe this experience will position us to gain market share in developing markets.

•	Developed global markets — Our goal in developed markets is to increase our market share. Our strategy is to focus on large enterprise and government accounts and to implement this strategy we intend to increase go to market resources. We intend to offer these customers our comprehensive end to end solutions and highlight our products’ price to performance value proposition and energy efficiency. Our goal is to be well positioned for the economic recovery and in fact we saw some stabilization in certain markets in our first fiscal quarter of 2010.
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
For our TippingPoint business we plan to focus on growing its top line and continuing to improve operational efficiency and segment profitability. We also plan to leverage our existing sales channels and global footprint to more effectively sell TippingPoint products and services. The Company also plans to integrate our TippingPoint® IPS technology into our Networking products to deliver a unified product line that combines security, network infrastructure and policy management.
Segment Reporting
In the first quarter of fiscal 2010, we changed the measures of segment profit and segment income to align to how we currently manage our business and report internally. Accordingly, our previously reported segment information has been revised to reflect our new measure of segment profit and segment income. Based on the information provided to our chief operating decision-maker (“CODM”) for purposes of making decisions about allocating resources and assessing performance, we have two primary businesses, our Networking Business and TippingPoint Security Business. Our Networking Business consists of the following sales regions as operating segments: China-based (including Japan and Hong Kong SAR), Asia Pacific Region excluding China-based sales region (“APR”), Europe Middle East and Africa (“EMEA”), Latin America (“LAT”), and North America (“NA”) regions. The APR, EMEA, LAT and NA operating segments have been aggregated given their similar economic characteristics, products, customers and processes, and have been consolidated as one reportable segment, “Rest of World”. The China-based sales region does not meet the aggregation criteria at this time.

The China-based and Rest of World reporting segments benefit from shared support services on a world-wide basis. The costs associated with providing these shared central functions are not allocated to the China-based and Rest of World reporting segments and instead are reported and disclosed under the caption “Central Functions”. Central Function costs include research and development expenses and “other operating expenses”. “Other operating expenses” in both our Central Function costs and TippingPoint Security Business include indirect cost of sales, such as supply chain operations expenses, indirect sales and marketing, and general and administrative support costs.
Summary of Three Months Ended August 31, 2009 Financial Performance
•	Our sales in the three months ended August 31, 2009 were $290.5 million, compared to sales of $342.7 million in the three months ended August 31, 2008, a decrease of $52.2 million, or 15.2 percent.

•	Our gross margin improved to 57.3 percent in the three months ended August 31, 2009 from 55.3 percent in the three months ended August 31, 2008.

•	Our operating expenses (income) in the three months ended August 31, 2009 were $163.3 million, compared to $116.2 million in the three months ended August 31, 2008, a net increase of $47.1 million, or 40.5 percent. Included in the three months ended August 31, 2008 operating expenses (income) is $70.0 million of income related to the Realtek patent dispute resolution.

•	Our net income in the three months ended August 31, 2009 was $7.5 million, compared to net income of $79.8 million in the three months ended August 31, 2008. Included in the three months ended August 31, 2008 net income is $70.0 million of income related to the Realtek patent dispute resolution.

•	Our balance sheet contains cash and equivalents and short term investments of $665.8 million as of August 31, 2009, compared to cash and equivalents and short term investments of $644.2 million at the end of fiscal 2009. The balance sheet also includes debt of $200 million with $88 million classified as a current liability as of August 31, 2009 and $48 million classified as a current liability as of May 31, 2009.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are described in Annual Report on Form 10-K for the fiscal year ended May 31, 2009. There have been no significant changes to these policies during the three months ended August 31, 2009. These policies continue to be those that we feel are most important to a reader’s ability to understand our financial results.

RESULTS OF OPERATIONS
THREE MONTHS ENDED AUGUST 31, 2009 AND 2008
The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	August 31,
	2009	2008
Sales	100.0%	100.0%
Cost of sales	42.7	44.7

Gross profit margin	57.3	55.3
Operating expenses (income):
Sales and marketing	29.1	25.5
Research and development	13.4	13.8
General and administrative	7.4	7.1
Amortization	5.9	7.3
Realtek patent resolution	—	(20.4)
Restructuring charges	0.4	0.6

Operating expenses, net	56.2	33.9

Operating income	1.1	21.4
Interest expense, net	(0.4)	(0.4)
Other income, net	4.0	3.8

Income before income taxes	4.7	24.8
Income tax provision	(2.1)	(1.5)

Net income	2.6%	23.3%

Sales
Consolidated sales for the three months ended August 31, 2009 and 2008 by segment were as follows (dollars in millions):

	Three Months Ended
	August 31,
	2009	2008
China-based sales region	$152.0	$175.4
Rest of World sales region	107.2	140.3
TippingPoint security business	32.6	28.2
Eliminations and other	(1.3)	(1.2)

Consolidated sales	$290.5	$342.7

Sales in our China-based sales region decreased $23.4 million, or 13.3 percent, in the three months ended August 31, 2009 compared to the same period in the previous fiscal year. The decrease is primarily attributable to decreased sales to Huawei of $37.7 million as compared to the same quarter in the prior fiscal year, partially offset by an increase of $16.5 million of China direct-touch sales. The increase in direct-touch sales primarily relate to increased sales in our WLAN products and growth in the finance and banking industries as well as the internet service provider industry.
Sales in our Rest of World sales region segment decreased $33.1 million, or 23.6 percent, in the three months ended August 31, 2009 compared to the same period in the previous fiscal year. The decrease in sales in the three months ended August 31, 2009 is primarily attributable to decreased sales volume in all regions as we are experiencing longer sales cycles, delayed or cancelled purchases and reduced incoming orders because of the global economic downturn.
Sales in our TippingPoint segment increased $4.4 million, or 15.6 percent, in the three months ended August 31, 2009 compared to the same period in the previous fiscal year. This increase is primarily attributable to increased maintenance revenue of $3.8 million due to an increased number of maintenance contracts and a higher maintenance renewal rate in the period.

Consolidated revenues decreased by $52.2 million or 15.2 percent in the three months ended August 31, 2009 compared to the same period in the previous fiscal year. The decrease is primarily due to a decrease of $37.7 million in sales to Huawei. When compared to our fourth quarter of fiscal 2009, however, our first quarter of fiscal 2010 consolidated revenues decreased by 1.5 percent, reflecting some recent stabilization in certain markets we experienced in our first quarter of fiscal 2010.
Sales by major product categories are as follows (dollars in millions, except percentages):

	Three Months Ended
	August 31,
	2009		2008
Switches and routers	$195.2	67%	$254.2	74%
Other networking equipment	42.4	15%	41.1	12%
Security	41.1	14%	36.4	11%
Services	11.8	4%	11.0	3%

Total	$290.5	100%	$342.7	100%

Switches and routers revenue includes sales of our Layer 2 and Layer 3 stackable 10/100/1000 managed switching lines, our modular switching lines and routers. Sales of these products in the three months ended August 31, 2009 decreased $55.2 million, or 24.7 percent, from the same period in the previous fiscal year. The decrease in sales was primarily driven by decreased sales volume to Huawei as well as decreased volume in our other regions.
Other networking equipment revenue includes sales of our VCX™ and NBX® voice-over-internet protocol, or VoIP, IP storage, IP surveillance and our WLAN products. Sales of our other networking products in the three months ended August 31, 2009 remained essentially flat from the same period in the previous fiscal year.
Security revenue includes our TippingPoint™ products and services, as well as other security products, such as our embedded firewall, or EFW and virtual private network, or VPN, products. Sales of our security products in the three months ended August 31, 2009 increased $4.7 million, or 12.9 percent, from the same period in the previous fiscal year. The increase is primarily attributable to increased maintenance revenue of $3.8 million in our TippingPoint business due to an increased number of maintenance contracts and higher maintenance renewal rates in the period.
Services revenue includes professional services and maintenance contracts, excluding TippingPoint maintenance which is included in security revenue. Services revenue in the three months ended August 31, 2009 increased $0.8 million, or 7.3 percent, from the same period in the previous fiscal year. The increase was driven primarily by increased service sales tied to growth in our China direct-touch sales.
Gross Margin
Gross margin for the three months ended August 31, 2009 and 2008 by business were as follows:

	Three Months Ended
	August 31,
	2009	2008
Networking business	55.2%	54.1%
TippingPoint security business	72.2%	69.4%
Consolidated margin	57.3%	55.3%
Gross margin in our Networking business improved 1.1 points to 55.2 percent in the three months ended August 31, 2009 from 54.1 percent in the same period in the previous fiscal year. The improvement in gross profit margin is primarily explained by a change of channel mix with the decline of the lower margin Huawei revenue.

Gross margin in our TippingPoint Security business improved 2.8 points to 72.2 percent in the three months ended August 31, 2009 from 69.4 percent in the same period in the previous fiscal year. The improvement in gross profit margin is primarily explained by improved standard margins due to the recognition of previously deferred revenue as well as improved product mix of higher margin new security products.
Gross margin on a consolidated basis increased 2.0 points to 57.3 percent in the three months ended August 31, 2009 from 55.3 percent in the same period in the previous fiscal year. This increase is mainly due to the items discussed above.
Operating Expenses (Income)

	Three Months Ended
	August 31,		Change
(Dollars in millions, except percentages)	2009	2008	$	%
Sales and marketing	$84.8	$87.5	$(2.7)	(3)%
Research and development	38.9	47.1	(8.2)	(17)%
General and administrative	21.4	24.4	(3.0)	(12)%
Amortization	17.1	25.2	(8.1)	(32)%
Patent dispute resolution	—	(70.0)	70.0	*
Restructuring charges, net	1.1	2.0	(0.9)	(45)%

Operating expenses, net	$163.3	$116.2	$47.1	(41)%

*	percentage calculation not meaningful.
Sales and Marketing
The most significant factor in the decrease in the three months ended August 31, 2009 compared to the same period in fiscal 2009 was decreased headcount as part of our restructuring efforts, partially offset by increased agent commissions on higher China direct-touch sales.
Research and Development
The most significant factor contributing to the decrease in the three months ended August 31, 2009 compared to the same period in fiscal 2009 was continued savings from integration and consolidation of our Networking research and development to China.
General and Administrative
The most significant factor in the decrease in the three months ended August 31, 2009 compared to the same period in fiscal 2009 was lower compensation charges due to headcount reductions and lower discretionary spending, specifically in travel and entertainment.
Amortization of Intangible Assets
Amortization of intangible assets decreased $8.1 million in the three months ended August 31, 2009 when compared to the previous fiscal year due primarily to our Huawei non-compete agreement becoming fully amortized during fiscal 2009.
Patent Dispute Resolution
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

Restructuring Charges
Restructuring charges in the three months ended August 31, 2009 included $1.0 million for severance and outplacement costs and a $0.1 million charge for other restructuring costs primarily related to the change in our sales force as we transition to more enterprise business.
Restructuring charges in the three months ended August 31, 2008 included $1.9 million for severance and outplacement costs and a $0.1 million benefit for facilities-related and other restructuring charges primarily related to a decrease in headcount of research and development employees as the Company eliminated duplicate testing activities.
See Note 5 to Condensed Consolidated Financial Statements for a more detailed discussion of restructuring charges.
Interest Expense, Net
In the three months ended August 31, 2009, the Company incurred $1.1 million in net interest expense, compared to net interest expense of $1.3 million in the same period of the prior fiscal year. The decrease in net interest expense is primarily due to decreased interest income due to lower interest rates as well as due to a lower LIBOR rate on the Company’s H3C loan during the first quarter of fiscal 2010 as compared to the same period in the previous fiscal year.
Other Income, Net
Other income, net was $11.5 million in the three months ended August 31, 2009, a decrease of $1.3 million compared to the three months ended August 31, 2008. The decrease was primarily due to a decrease in foreign currency gains. Included in other income, net is an operating subsidy program by the Chinese VAT authorities in the form of a partial refund of VAT taxes collected by our China-based sales region from purchasers of software products. The subsidy payments are taken into income on a cash basis. The timing of the receipt, and the continuation of the program, are subject to the discretion of the Chinese VAT authorities. This program is scheduled to terminate on December 31, 2010.
Income Tax Provision
Our income tax provision was $6.2 million for the three months ended August 31, 2009, an increase of $1.1 million when compared to the corresponding period in the previous fiscal year. The income tax provision in both periods was the result of providing for taxes in certain foreign jurisdictions at the prevailing statutory tax rates.
See footnote 16 “Subsequent Event” for discussion of the finalization of the calendar year 2008 China tax rate.
Segment Analysis (tables in thousands)
In the first quarter of fiscal 2010, we changed the measures of segment profit and segment income to align to how we currently manage our business and report internally. Accordingly, our previously reported segment information has been revised to reflect our new measures of segment profit and segment income. The results of our regional Networking segments, Central Functions, and our TippingPoint Security business as our CODM reviews their profitability are presented below.
China-based sales region:

	Three months ended
	August 31,
	2009	2008
Sales	$152,013	$175,397
Standard margin	104,900	115,527
Direct sales and marketing expenses	35,039	33,600

Segment contribution profit	$69,861	$81,927

Segment contribution profit in the three months ended August 31, 2009 decreased $12.1 million to $69.9 million when compared to the same period of the prior fiscal year. Segment contribution profit is standard profit less segment direct sales and marketing expenses. The decrease in segment contribution profit was primarily driven by decreased sales to Huawei of $37.7 million partially offset by increased direct-touch sales of $16.5 million and improved channel mix, particularly decreased lower margin Huawei sales.

Rest of World sales region:

	Three months ended
	August 31,
	2009	2008
Sales	$107,202	$140,314
Standard margin	62,995	82,253
Direct sales and marketing expenses	23,327	28,152

Segment contribution profit	$39,668	$54,101

Segment contribution profit in the three months ended August 31, 2009 decreased $14.4 million to $39.7 million when compared to the same period of the prior fiscal year. Segment contribution profit is standard profit less segment direct sales and marketing expenses. The decrease primarily relates to decreased sales in all regions due primarily to decreased volume as we are experiencing longer sales cycles, delayed or cancelled purchases and reduced incoming orders because of the global economic downturn, partially offset by lower sales and marketing expenses.
Central Functions:

	Three months ended
	August 31,
	2009	2008
Research and development expenses	$32,177	$39,317
Other operating expenses	56,047	60,022

Total cost and expenses	$88,224	$99,339

Total costs and expenses in the three months ended August 31, 2009 decreased $11.1 million to $88.2 million when compared to the same period of the prior fiscal year. Other operating expenses include supply chain costs, general and administrative costs and central marketing costs excluding those included in Eliminations and Other. The decrease was primarily related to continued savings from integration of research and development, lower compensation charges due to headcount reductions and lower discretionary spending, specifically in travel and entertainment.
TippingPoint Security business:

	Three months ended
	August 31,
	2009	2008
Sales	$32,596	$28,199
Standard margin	27,772	23,396
Direct sales and marketing expenses	11,028	10,073

Segment contribution profit	16,744	13,323

Research and development expenses	6,315	6,946

Segment income	$10,429	$6,377

TippingPoint segment income in the three months ended August 31, 2009 increased $4.1 million to $10.4 million when compared to the same period of the prior fiscal year. Segment income is standard margin less direct sales and marketing and research and development expenses, excluding those included in Eliminations and Other. The increase was due primarily to higher standard margins due to the recognition of previously deferred revenue as well as improved product mix of higher margin new security products and an increased number of maintenance contracts in the current period.

LIQUIDITY AND CAPITAL RESOURCES
Cash and equivalents and short-term investments as of August 31, 2009 were $665.8 million, an increase of $21.6 million compared to the balance of $644.2 million as of May 31, 2009. These balances were comprised of the following (in millions):

	August 31,	May 31,
	2009	2009
Cash and equivalents	$625.9	$545.8
Short-term investments	39.9	98.4

Cash and equivalents and short term investments	$665.8	$644.2

The following table shows the major components of our condensed consolidated statements of cash flows for the three months ended August 31, 2009 and 2008 (in millions):

	Three Months Ended
	August 31,
	2009	2008
Cash and equivalents, beginning of period	$545.8	$503.6
Net cash provided by operating activities	16.9	39.3
Net cash provided by (used in) investing activities	55.7	(7.5)
Net cash provided by (used in) financing activities	6.4	(0.3)
Effect of exchange rate changes on cash	1.1	6.3

Cash and equivalents, end of period	$625.9	$541.4

Net cash provided by operating activities was $16.9 million for the three months ended August 31, 2009 compared to $39.3 million in the three months ended August 31, 2008. The decrease was primarily due to a decrease in net income of $72.4 million and $48 million of payments under the Equity Appreciation Rights Plan (“EARP”) and long term incentives in China, partially offset by improvements in working capital, specifically accounts and notes receivable and inventories as compared to the same quarter last year.
In the current quarter, accounts receivable decreased in China as the Huawei sales decreased and in the first quarter of fiscal 2009 accounts and notes receivable and inventories both increased due to significant sales increases in the first and second quarters of fiscal 2009.
Net cash provided by investing activities was $55.7 million for the three months ended August 31, 2009, consisting primarily of $58.7 million of proceeds from the sale of short-term investments, partially offset by net outflows related to purchases of property and equipment of $3.0 million. The majority of capital expenditures were information technology related.
Net cash provided by financing activities was $6.4 million in the three months ended August 31, 2009. During the three months ended August 31, 2009, we had proceeds of $7.6 million from issuances of our common stock upon exercise of stock options, partially offset by $1.2 million of repurchases of shares of restricted stock awards and units upon vesting from employees, including those shares to satisfy the tax withholding obligations that arise in connection with such vesting.
On September 28, 2009 we made a $48 million scheduled debt payment on the Company’s credit facility and a $40 million voluntary prepayment which the Company did not incur a penalty for, all of which was applied to reduce our fiscal year 2013 Tranche B principal balance.
Remaining payments on the $112 million principal balance outstanding on the Company’s credit facility after our September 28, 2009 payment are due on September 28, of each year as follows, (in thousands):

Calendar Year	3Com Fiscal Year	Tranche A	Tranche B
2010	2011	46,000	2,000
2011	2012	—	20,000
2012	2013	—	44,000
On September 28, 2009 our applicable LIBOR rates reset to 0.64 percent and the effective interest rate for the next six months will be 2.14 percent for the Tranche A Term Facility and 3.64 percent for the Tranche B Term Facility.

As of August 31, 2009, bank-issued standby letters of credit and guarantees totaled $7.1 million, including $6.1 million relating to potential foreign tax, custom, and duty assessments. We provide the bank with cash collateral for 100 percent of these amounts.
On June 8, 2009, we renewed a lease on our Marlborough, MA facility. The lease is for a ten year and two month term from June 1, 2009 through and including July 31, 2019. Under the terms of the lease agreement with landlord Bel Marlborough I LLC we will pay an average annual rent of $3.0 million per year. These lease payments were included in the contractual obligations table in our Form 10-K for the period ended May 31, 2009.
We currently have no material capital expenditure purchase commitments other than ordinary course purchases of computer hardware, software and leasehold improvements.
In recent years, we have generated most of our positive cash flow from our China operations. Our capital requirements in Rest of World have been met from cash flow from operations as well as from existing cash balances and permitted dividends from China. Dividends from our China operations to our Rest of World operations are generally subject to the following restrictions: (1) a 10 percent reserve requirement imposed by PRC law (capped at 50% of registered capital), which was $43.9 million at August 31, 2009), (2) a 5% withholding tax imposed by the PRC on profits earned on or after January 1, 2008 and (3) a credit agreement restriction limiting our ability to dividend cash outside of the H3C Group and requiring that a specified percentage of excess cash flow from China be annually used to prepay debt. There are also administrative requirements for making dividends out of China that involve filings with government agencies seeking approval to pay a dividend. Government officials can dictate when we can pay a dividend and can specify specific terms or conditions for making the payment. As of June 30, 2009 the H3C Group’s net assets were $858.5 million and are subject to these dividend restrictions.
An important exception to the credit agreement restriction permits us to annually dividend from China to Rest of World the percentage of H3C’s excess cash flow that is not required to be prepaid to the banks under the terms of the agreement, provided that certain conditions are met. In the three months ended August 31, 2009 we used this exception and made dividend payments of $155.0 million. No dividends were made to our parent company. We have no prepayment penalty on our loan and at this time our cash and cash equivalents balances significantly exceed our outstanding principal loan balance.
In Rest of World we currently do not generate positive cash flow and are experiencing adverse impacts from the global economic slowdown. As a result of these factors, we intend to more aggressively and prudently manage cash and monitor discretionary cash spending, especially in periods prior to receipt of any available and permitted annual dividend payments from China.
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

All amounts outstanding under the Tranche B Term Facility will bear interest, at the Borrower’s option, at the (i) LIBOR plus 3 percent or (ii) Base Rate (i.e., prime rate) plus 2 percent. We have elected to use LIBOR as the reference rate for borrowings to date, and expect to do so for the foreseeable future. Applicable LIBOR rates at August 31, 2009 were 1.79 percent and the effective interest rate is currently 3.29 percent for the Tranche A Term Facility and 4.79 percent for the Tranche B Term Facility.
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
The final cash payment requirement under the H3C EARP is expected to occur in the spring of calendar 2010 in the amount of approximately $10 million.
We currently believe that our existing cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to satisfy our anticipated cash requirements and required loan payments for at least the next 12 months.
EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”) to improve reporting and to create greater consistency in the accounting and financial reporting of business combinations. The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141R amends SFAS 109, “Accounting for Income Taxes”, such that adjustments made to valuation allowances on deferred income taxes and acquired income tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141R would apply the provisions of SFAS No. 141R. The Company adopted SFAS 141R on May 30, 2009. Since we have had no acquisition activity the adoption of SFAS 141R has not had a material impact on our consolidated financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as required in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring that they be treated as equity transactions. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS No. 160 has not had a material impact on our consolidated financial position, results of operations or cash flows.

In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one-year deferral of the effective date of FAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Effective June 1, 2008, we adopted the provisions of SFAS No. 157 with respect to our financial assets and liabilities recorded at fair value, which had no material impact on our consolidated financial position, results of operations or cash flow. Effective May 30, 2009, we adopted the portion of SFAS No. 157, for which the implementation had been deferred, which had no material impact on our consolidated financial position, results of operations or cash flow. Under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), entities are permitted to choose to measure many financial instruments and certain other items at fair value that previously were not required to be measured at fair value. We did not elect the fair value measurement option under SFAS No. 159 for any of these financial assets or liabilities.
In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”). The intent of FSP FAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R “Business Combinations”, and other accounting principles generally accepted in the United States of America. FSP FAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FSP FAS No. 142-3 has not had a material impact on our consolidated financial position, results of operations or cash flow.
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which became effective in 2009 via retrospective application. Under the FSP, non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (EPS) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The company adopted the FSP on May 30, 2009. The impact of adopting the FSP had no material effect on basic or diluted EPS for the three months ended August 31, 2009 or 2008.
In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (SFAS 165). SFAS 165 intends to establish general standards of accounting for and disclosures of subsequent events that occurred after the balance sheet date but prior to the issuance of financial statements. SFAS 165 is effective for financial statements issued for interim or fiscal years ending after June 15, 2009. The adoption of SFAS 165 did not have a significant impact on our financial position, results of operations or cash flows.
In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (the Codification)”. The Codification, which was launched on July 1, 2009, became the single source of authoritative non-governmental U.S. generally accepted accounting principles (GAAP), superseding various existing authoritative accounting pronouncements. The Codification eliminates the GAAP hierarchy contained in Statement 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt the Codification in the second quarter of fiscal 2010. There will be no change to our consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in our consolidated financial statements.
On September 23, 2009, the FASB reached a consensus on two new pronouncements; EITF No. 08-1, “Revenue Arrangements with Multiple Deliverables” (previously titled, “Revenue Recognition for a Single Unit of Accounting”) and EITF No. 09-3, “Applicability of Statement of Position 97-2 to Certain Arrangements That Include Software Elements”. These new pronouncements are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted only at the beginning of the company’s fiscal year 2011. The Company is currently evaluating the impact that adoption of these EITFs will have on its consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity. Interest to be paid by us on our senior secured loan is at an interest rate based, at our option, on either the LIBOR or the prime rate, plus an applicable margin. We expect the base interest rate generally to be based on the published LIBOR rate, which is subject to change on a periodic basis. Recently, interest rates have trended downwards in major global financial markets, stabilizing at relatively low levels over the past few months. If these interest rate trends were to reverse, this will result in increased interest expense as a result of higher LIBOR rates. We believe a ten percent increase in LIBOR would not have a material effect on our financial position or results of operations. Continued increases beyond ten percent in interest rates could have a material adverse effect on our financial position, results of operations and cash flows, particularly if such increases are substantial. In addition, interest rate trends could affect global economic conditions.
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
Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of August 28, 2009, our disclosure controls and procedures were effective.
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
There have been no changes in our internal control over financial reporting that occurred during the three months ended August 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information set forth in Note 15 to the Notes to the Condensed Consolidated Financial Statements is incorporated by reference herein.

ITEM 1A.	RISK FACTORS
Risk factors may affect our future business and results. The matters discussed below could cause our future business or results to differ materially from past business or results or those described in forward-looking statements and could have a material adverse effect on our business, financial condition, results of operations, prospects and/or stock price.
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
The business conditions in which we operate are subject to rapid and unpredictable change due to the global economic crisis. Many of the world’s economies are in turmoil and severe recession. Very tight credit conditions have made it harder for businesses to access needed capital. These factors have contributed to significant slowdowns in the technology industry in general, and in many of the specific markets and geographies in which we operate, resulting in:
•	reduced demand for our products in many regions as a result of constraints on information technology-related capital spending by our customers;

•	risk of excess and obsolete inventories;

•	longer sales cycles;

•	delayed and/or cancelled purchases due to factors such as tight credit conditions and unfavorable local currency translation (noting that we denominate sales in USD in most locations outside of China); and

•	risk of longer cash cycles as customers take longer to pay us for products and services and some customers deal with insolvency issues.
Our business is heavily dependent on China, a country whose historic strong growth rates have slowed significantly over the last year. In addition, the challenges we have seen in the developed world largely continue. The worldwide slowdown is also impacting many countries in other geographies in which we operate.
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
Risks Related to Ability to Sustain and Increase Profitability and the Impact of our Secured Indebtedness
We may not be able to sustain or increase our profitability in the future.
While we returned to profitability in our 2009 fiscal year (after numerous years of significant net losses) and continue to be profitable, we cannot assure you we will be able to sustain this profitability or, if sustained, increase our profitability. We face a number of challenges that have affected our operating results during the current and past several fiscal years. Specifically, we have experienced, and may continue to experience, the following:
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
We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. As of August 28, 2009, our total debt balance was $200 million, of which $88 million is classified as a current liability.
     While we currently have cash and cash equivalents in excess of our total borrowings, our indebtedness could have significant negative consequences to us. For example, it could:
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
Covenants in the agreements governing our senior secured loan materially restrict our H3C subsidiary’s operations based in China, including H3C’s ability to incur debt, pay dividends, make certain investments and payments, make acquisitions of other businesses and encumber or dispose of assets. In addition, in the event H3C’s financial results do not meet our plans, the failure to comply with the financial covenants contained in the loan agreements could lead to a default. An event of default, if not cured or waived, could have a material adverse effect on us because the lenders will be able to accelerate all outstanding amounts under the loan or foreclose on the collateral (which consists primarily of our H3C business). In addition, if the LIBOR rate increases, our interest obligations, which are based on LIBOR, will increase. Our interest obligations are also dependent on our “H3C group leverage ratio,” as defined under the credit agreement; if the ratio increases above specified levels (i.e., because H3C financial results decrease), our interest obligations will increase. Any of these actions could result in a material adverse effect on our business and financial condition.
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
For the fiscal quarter ended August 28, 2009, our China-based sales region was profitable, accounted for approximately 52 percent of our consolidated revenue and generated the majority of our positive cash flow from operations. Our China-based sales region is subject to specific risks relating to its ability to:
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
Given the significance of our China-based sales region to our financial results, if it is not successful our business will likely be materially adversely affected.
If, as expected, Huawei Technologies, or Huawei, continues to significantly reduce its business with us, our business results will be materially adversely affected if we cannot increase other business to offset the decline.
We historically have and currently derive a material portion of our sales from Huawei, which formerly held a significant investment in our H3C subsidiary. In the three months ended August 28, 2009, which includes results from our China-based sales region’s June 30, 2009 quarter, Huawei accounted for approximately 19 percent of the revenue for our China-based sales region and approximately 10 percent of our consolidated revenue. Huawei’s percentage of our China-based sales region’s revenues has been trending downward from 46 percent during the 3 months ended November 30, 2006, to the current level. This decrease has recently begun to accelerate. We expect Huawei to continue to reduce its business with us and we believe that its purchases in absolute dollars will likely continue to decrease significantly. Huawei does not have any minimum purchase requirements under our existing OEM agreement, which expires in November 2010. We believe Huawei has begun to sell, and likely will continue to sell, internally-developed networking equipment with respect to some of the products it formerly purchased from us. We further believe Huawei also has access to other networking equipment vendors that sell products comparable to our solutions. If and to the extent any of these events occur and/or continue, it will likely have an adverse impact on our sales and business performance. In order to minimize any adverse impact on our results from any decreased sales to Huawei, we need to successfully execute on our business strategies including, without limitation, increasing direct touch sales of networking products inside and outside of China. If we are not successful in these efforts, the risks described above, including adverse impacts to our financial results, may be heightened.
Risk Related to Core Business Strategy
If we cannot increase our enterprise account business outside of China, leveraging China as our “home market,” we likely will not reach our growth and profitability goals.
We strive to be increasingly successful in direct-touch sales for larger enterprise and government accounts in all geographic regions. In China, where we are already an established provider of networking equipment to enterprise-class and government customers under the H3C brand, we desire to maintain our market share. Our strategy also involves leveraging China as our “home market” for enterprise-class solutions, developing and introducing new products in China and then marketing and selling them to other regions in the global marketplace (where we desire to increase our market share).
To increase market share outside of China and develop our global enterprise brand we must be increasingly successful in capturing larger enterprise and government opportunities (in addition to our small-and-medium size business). Our ability to achieve such success is subject to numerous risks and challenges, including those described below. Increasing our enterprise business will likely require a greater investment in sales and marketing, as well as the provision and maintenance of a global service organization that can respond to these customers. The sales cycle is generally longer for enterprise accounts (possibly yielding uneven and unpredictable revenue from quarter to quarter) when compared to our small-and-medium-size business. We also expect intense competition from larger industry participants, many of whom possess a significantly larger market share and installed base than us. We will also need to be perceived by decision making officers of large enterprises as committed for the long-term to the high-end networking business. We will also need to compete favorably on the offering of features and functionality that these enterprise customers demand; if our competitors are more effective at such efforts our ability to convert pipeline opportunities into sales will suffer. We seek to develop and expand the global channel for our H3C product portfolio, in particular outside of China. Our push to further expand sales to large enterprises may be disruptive in a variety of ways, including the risk our increased direct-touch sales efforts are perceived by existing channel partners as competitive or viewed by market participants as indicating a diminished focus on the small-and-medium business market. We will need to maintain an infrastructure that permits us to effectively document, process, manage, ship and account for these larger transactions. To gain market share, our global branding strategy (H3C for enterprise, 3Com for small-and-medium business and TippingPoint for security solutions) must be positively received by our customers, potential customers and channel partners. This strategy is relatively new. Finally, our recent increased efforts in marketing, public relations and investor relations involve risks such as management diversion and additional expense; it is possible these efforts may not prove successful.
If we fail to manage a transition outside of China to a business model focused more heavily on enterprise-class business, we will not achieve our business goals and our business results may suffer.
Our strategy also involves select integration activities between different parts of our business. Our H3C acquisition significantly increased the size, scope and complexity of 3Com, and we have since taken actions designed to maximize the potential of our integrated company. Overall, we seek to address the different cultures, languages and business processes of the two companies, and to leverage H3C and its brand on a global basis. Integration efforts may include streamlined research and development/engineering functions; coordinated product line management efforts; integrated sales and marketing, general and administrative, IT and supply chain functions; new branding strategies; and continued exploration of further initiatives to reduce expenses and unify the companies. We have also announced an effort to more fully integrate our TippingPoint business, including adding additional security features to our networking products. If we are not successful in executing the integration strategies we choose to implement, our business may be harmed.

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
The market for networking solutions is intensely competitive. In particular, Cisco Systems, Inc., or Cisco, maintains a significant leadership position in this market and many of its products compete directly with our products and solutions. Cisco’s substantial resources and market leadership have enabled it to compete aggressively. Purchasers of networking solutions may choose Cisco because of its broader product line, extensive set of features and functionality, larger installed base, extensive channel partner programs, substantial services organization, greater financial strength and strong reputation in the networking market. In addition, Cisco may have developed, or could in the future develop, new technologies that directly compete with our products or render our products obsolete. We cannot assure you we will be able to compete successfully against Cisco.
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
In order to remain competitive, we must, among other things, invest significant resources in developing new products with superior performance at lower prices than our competitors, enhance our current products and maintain customer satisfaction. If we fail to do these things, our products may not compete favorably with those of our competitors and our revenue and profitability could suffer.

Our competition with Huawei could have a material adverse effect on our sales and our results of operations, particularly if Huawei increases its level of competition against us.
As Huawei expands its operations, offerings and markets, there could be increasing instances where we compete directly with Huawei in the enterprise networking market. As a significant customer of our China-based segment, Huawei has had, and continues to have, access to H3C products for resale. This access enhances Huawei’s current ability to compete directly with us both in China and in the rest of the world. In addition, Huawei’s obligation not to offer or sell enterprise class, and small-to-medium size business (or SMB), routers and switches that are competitive with H3C products recently expired. Accordingly, we risk increased competition from enterprise products that Huawei internally develops and markets or sources from our equipment manufacturer competitors. Huawei has historically sold our networking products to carrier customers (who purchase for themselves and their own enterprise customers). We believe Huawei has begun to sell internally developed products to meet carrier demand for these products and it is possible Huawei may also use these products to market and sell more directly to enterprise customers in the future. We also sell carrier class products in China through our direct-touch sales force in competition with Huawei and other carrier market equipment providers.
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
Our success depends on our ability to:
•	identify new market and product opportunities;

•	predict which technologies and markets will see declining demand;

•	develop and introduce new products and solutions (and new features and functionality for existing products and solutions) in a timely manner;

•	gain market acceptance of new products and solutions; and

•	rapidly and efficiently transition our customers from older to newer enterprise networking technologies.
Accordingly, our business will likely suffer if:
•	there is a delay in introducing new products, features or functionality;

•	we lose key channel partners;

•	our products do not satisfy customers in terms of features, functionality or quality; or

•	our products cost more to produce than we expect.
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
A significant portion of enterprise networking business is conducted through and with the assistance of system integrators, or SIs, and enterprise channel partners, including value-added resellers (“VARs”). The industry leaders with whom we compete as a general matter maintain significant relationships with at least one SI and in some cases have stronger enterprise channels. We seek to develop and expand our global channel for our H3C product portfolio, in particular outside of China. If we are not successful at increasing the number of partnerships we maintain with these types of organizations or if the strategic relationships we enter into are not effective or successful, it will be more difficult to reach our goals, and we likely will not reach our full potential to be a leading, truly global enterprise networking company.
A significant portion of our sales is derived from a small number of distributors. If any of these channel partners reduces its business with us, our business could be adversely affected.
We distribute many of our products through two-tier distribution channels that include distributors and VARs. In some instances, we also use a system integrator. A significant portion of our sales is concentrated among a few distributors; our two largest distributors accounted for a combined 18 percent of our consolidated revenue for the three months ended August 28, 2009. If either of these distributors reduces its business with us, our sales and overall results of operations could be adversely affected.
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
Our ability to successfully offer our products and services and implement our business plan in a rapidly evolving market depends in part upon effective planning and management processes and systems. Our company has undergone substantial change in the last several years, including strategic changes, operational changes, personnel changes and structural changes. We have had significant turnover in the executive management team and other parts of our employee population, acquired H3C (which has experienced considerable growth over a short period of time and now represents more than half of our sales) and implemented substantial downsizing in our businesses and infrastructure outside of China. These changes have increased our challenges and, we will need to continue to improve, integrate and upgrade our financial and managerial control and our reporting systems and procedures in order to manage our business effectively, analyze and make sound business decisions and improve efficiencies. If we fail to implement improved systems and processes, our ability to manage our business and results of operations could be adversely affected.
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
Due to our dependence on China, if China were to experience a broad and prolonged economic slowdown or period of political or social unrest, our results of operations would likely suffer. China has been adversely impacted by the global economic slowdown, and government efforts to restore growth rates may not be effective. The Chinese government has also from time-to-time implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

Uncertainties with respect to the Chinese legal and regulatory system may adversely affect us.
We conduct our business in China primarily through H3C Technologies Co., Limited, a Hong Kong entity which in turn owns several Chinese entities. These entities are generally subject to laws and regulations applicable to foreign investment in China. In addition, there are uncertainties regarding the interpretation and enforcement of laws, rules, regulations and policies in China. Because many laws and regulations are relatively new and the Chinese legal and regulatory system is still evolving, the interpretations of many laws, regulations and rules are not always uniform and local, provincial or central authorities may exercise significant discretion in applying them. Moreover, the interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. Finally, enforcement of existing laws or contracts based on existing law may be uncertain, and it may be difficult to obtain swift and equitable enforcement, or to obtain enforcement of a judgment by a court of another jurisdiction. Any litigation in China may be protracted and result in substantial costs and diversion of resources and management’s attention. Administrative processes and operational decisions are subject to the risks and uncertainties described above, which could result in delays and changed positions.
If PRC tax benefits available to us are reduced or repealed, our profitability or cash flow could suffer.
New tax regulations came into effect on January 1, 2008 establishing the corporate income tax rate of 25 percent (phased in over time for certain companies) for companies subject to income tax in China. The new law also provided for a reduced tax rate of 15% for companies which qualify as “new and high technology” enterprises. Our main H3C operating subsidiary in China has qualified for this reduced tax rate and accordingly, we expect that our long-term tax rate in China will be 15%.
If the tax benefits we currently enjoy in China are withdrawn or reduced, or if new taxes are introduced which have not applied to us previously, there would likely be a resulting increase to our statutory tax rate in the PRC. Increases to the tax rates in the PRC, where we are profitable, could adversely affect our results of operations and cash flow.
If the Chinese VAT Authorities discontinue, reduce, or defer the VAT Software Subsidy Program, our results will likely be adversely affected.
We benefit from a program run by the Chinese authorities which effectively provides us with nontaxable subsidy payments based on a percentage of the value-added tax, or VAT, collected by H3C on the sales of our software. We have recorded substantial income from this program since inception. The VAT subsidy payments are recorded in “other income” on a cash basis when actually received from the government. The timing of the receipt of payments is subject to the discretion of the Chinese tax authorities who must approve each application for these subsidies. The program ends on December 31, 2010, is subject to the complete discretion of the Chinese tax authorities and may be discontinued, reduced, or deferred at any time. If this occurs, our results of operations will likely be adversely affected.
H3C is subject to restrictions on paying dividends and making other payments to us.
Chinese regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with Chinese accounting standards and regulations. Our principal operating entity in China is required to set aside a portion of its after-tax profits — currently 10 percent up to 50 percent of registered capital — according to Chinese regulations, to fund certain reserves. The Chinese government also imposes controls on the conversion of Renminbi into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. These restrictions may in the future limit our ability to receive dividends or repatriate funds from China or impact the timing of such payments. In addition, as discussed elsewhere in this Risk Factors section, the Credit Agreement governing our senior secured loan also imposes significant restrictions on our ability to pay dividends or make other payments from China to our other segments. Because available and permitted dividends under the Credit Agreement are determined by H3C’s consolidated excess cash flow and leverage ratio (as defined under the Credit Agreement), if H3C’s results decrease, the permitted dividends, if any, will likely decrease. While we are in default, or event of default, under the credit agreement we may not make permitted dividend payments. Finally, under a new PRC tax law all distributions of earnings realized from 2008 onwards from our PRC subsidiaries to our subsidiary in Hong Kong will be subject to a withholding tax at a rate of 5 percent. Our main PRC subsidiary generates the cash used to pay principal and interest on our H3C loan. Accordingly, we must earn proportionately higher profits in the PRC to service principal and interest on our loan, or be forced to fund any deficiencies from cash generated from other geographies. In sum, if we do not generate or maintain appropriate cash on hand on a worldwide basis to finance operations and make investments where needed or desired, our business results and growth objectives may suffer; in particular, our cash balances outside of China could fall below our desired levels.

We are subject to risks relating to currency rate fluctuations and exchange controls and we do not hedge this risk in China.
Approximately 50 percent of our sales and a portion of our costs are denominated in Renminbi, the Chinese currency. At the same time, our senior secured bank loan — which we intend to service and repay primarily through cash flow from our China-based operations — is denominated in U.S. dollars. In July 2005, China uncoupled the Renminbi from the U.S. dollar and let it float in a narrow band against a basket of foreign currencies. The Renminbi could appreciate or depreciate relative to the U.S. dollar. Any movement of the Renminbi may materially and adversely affect our cash flows, revenues, operating results and financial position, and may make it more difficult for us to service our U.S. dollar-denominated senior secured bank loan. More specifically, if the Renminbi appreciates in value as compared with the U.S. dollar, our reported revenues will derive a beneficial increase due to currency translation; and if the Renminbi depreciates, our revenues will suffer due to such depreciation. This currency translation impacts our expenses as well, but to a lesser degree. In some of our historical periods, we have benefited from the currency translation of Renminbi, but our results may in the future be harmed by it.
Our sales around the world are generally denominated in Renminbi (in China) and in US Dollars (in the rest of the world). We use those two currencies to price our products and generally do not accept local currencies as payment for product. When we sell our products in countries outside of China and the U.S. to customers in countries whose currencies have been devalued against the Renminbi or the U.S. Dollar, the currency fluctuation causes the cost of our products to these customers to be higher. We generally do not provide currency exchange risk protection to our customers. For these reasons, when the Renminbi or U.S. Dollar is stronger against local currencies, we may experience delayed or cancelled purchases or general business softness in the relevant region.
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
Historically, our stock price has experienced volatility. We expect that our stock price may continue to experience volatility in the future due to a variety of potential factors such as:
•	fluctuations in our quarterly results of operations and cash flow;

•	changes in our cash and equivalents and short term investment balances;

•	our ability to execute on our strategic plan, including our core business strategy to emphasize larger enterprise and government account business;

•	general economic conditions, such as the current global economic crisis;

•	variations between our actual financial results and published analysts’ expectations; and

•	announcements by our competitors, and announcements by, sales to or loss of significant customers.
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
The following table summarizes repurchases of our stock, including shares returned to satisfy employee tax withholding obligations, in the three months ended August 31, 2009:

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares
	Number	Average	Part of Publicly	that May yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs(1)	Plans or Programs (2)
May 30, 2009 through June 26, 2009	2,199 (3)	$4.87	—	$50,046,813
June 27, 2009 through July 24, 2009	54,986 (3)	4.79	—	50,046,813
July 25, 2009 through August 28, 2009	240,579 (3)	3.91	—	50,046,813

Total	297,764	$4.08	—	$50,046,813

(1)	On September 24, 2008, our Board of Directors approved a stock repurchase program providing for repurchases of up to $100.0 million through September 23, 2009.

(2)	Program expired on September 23, 2009.

(3)	Consists of shares surrendered to us to satisfy tax withholding obligations that arose upon the vesting of restricted stock awards and units of 2,199 in June 2009, 54,986 in July 2009 and 240,579 in August 2009.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	002-92053	2.1	4/4/00
2.2	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.	10-Q	002-92053	2.11	4/4/00
2.3	Agreement and Plan of Merger, dated December 13, 2004, by and among the Registrant, Topaz Acquisition Corporation and TippingPoint Technologies, Inc.	8-K	000-12867	2.1	12/16/04
2.4	Securities Purchase Agreement by and among 3Com Corporation, 3Com Technologies, Huawei Technologies Co., Ltd. and Shenzen Huawei Investment & Holding Co., Ltd., dated as of October 28, 2005	8-K/A	000-12867	2.1	3/30/06
2.5	Stock Purchase Agreement by and between Shenzhen Huawei Investment & Holding Co., Ltd. and 3Com Technologies, dated as of December 22, 2006	8-K	000-12867	10.1	12/27/06
2.6	Agreement and Plan of Merger by and among 3Com Corporation, Diamond II Holdings Inc. and Diamond II Acquisition Corp., dated September 28, 2007	8-K/A	000-12867	2.1	9/28/07
3.1	Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on September 23, 2009	8-K	000-12867	3.1	9/24/09
3.2	Registrant’s Bylaws, as amended on December 10, 2008	8-K	000-12867	3.1	12/16/08
4.1	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002 (“Rights Agreement”)	8-A/A	000-12867	4.1	11/27/02
4.2	Amendment No. 1 to Rights Agreement, dated as of September 28, 2007	8-K/A	000-12867	4.1	9/28/07
10.1	Form of Performance-Based Restricted Stock Unit Agreement — 2003 Stock Plan*					X
10.2	3Bonus Plan for Executive Officers (approved July 7, 2009)*					X
10.3	Employment Agreement, signed on July 20, 2009 and effective as of April 27, 2009, by and between Hangzhou H3C Technologies Co., Ltd. And Dr. Shusheng Zheng*	8-K	000-12867	10.1	7/20/09
10.4	Amended and Restated Office Lease made and entered into as of the 1st day of June, 2009, by and between Bel Marlborough I LLC, a Delaware limited liability company,	8-K	000-12867	10.1	6/10/09

Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
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

3Com Corporation (Registrant)
Dated: October 6, 2009	By:	/s/ Jay Zager
Jay Zager
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and a duly authorized officer of the registrant)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	002-92053	2.1	4/4/00
2.2	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.	10-Q	002-92053	2.11	4/4/00
2.3	Agreement and Plan of Merger, dated December 13, 2004, by and among the Registrant, Topaz Acquisition Corporation and TippingPoint Technologies, Inc.	8-K	000-12867	2.1	12/16/04
2.4	Securities Purchase Agreement by and among 3Com Corporation, 3Com Technologies, Huawei Technologies Co., Ltd. and Shenzen Huawei Investment & Holding Co., Ltd., dated as of October 28, 2005	8-K/A	000-12867	2.1	3/30/06
2.5	Stock Purchase Agreement by and between Shenzhen Huawei Investment & Holding Co., Ltd. and 3Com Technologies, dated as of December 22, 2006	8-K	000-12867	10.1	12/27/06
2.6	Agreement and Plan of Merger by and among 3Com Corporation, Diamond II Holdings Inc. and Diamond II Acquisition Corp., dated September 28, 2007	8-K/A	000-12867	2.1	9/28/07
3.1	Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on September 23, 2009	8-K	000-12867	3.1	9/24/09
3.2	Registrant’s Bylaws, as amended on December 10, 2008	8-K	000-12867	3.1	12/16/08
4.1	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002 (“Rights Agreement”)	8-A/A	000-12867	4.1	11/27/02
4.2	Amendment No. 1 to Rights Agreement, dated as of September 28, 2007	8-K/A	000-12867	4.1	9/28/07
10.1	Form of Performance-Based Restricted Stock Unit Agreement — 2003 Stock Plan*					X
10.2	3Bonus Plan for Executive Officers (approved July 7, 2009)*					X
10.3	Employment Agreement, signed on July 20, 2009 and effective as of April 27, 2009, by and between Hangzhou H3C Technologies Co., Ltd. And Dr. Shusheng Zheng*	8-K	000-12867	10.1	7/20/09
10.4	Amended and Restated Office Lease made and entered into as of the 1st day of June, 2009, by and between Bel Marlborough I LLC, a Delaware limited liability company, having an office at c/o Eaton Vance Management, 2 International Place, Boston, Massachusetts 02110 as landlord and 3Com Corporation, a Delaware corporation having an office at 350 Campus Drive,	8-K	000-12867	10.1	6/10/09

Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
Marlborough, Massachusetts 01752 as tenant
31.1	Certification of Principal Executive Officer					X
31.2	Certification of Principal Financial Officer					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan