Form 10-Q
period 2009-11-27
3COM CORP
filed 2010-01-06
CIK 738076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 27, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 24, 2009, 396,035,505 shares of the registrant’s common stock were outstanding.

3COM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 27, 2009
We use a 52 or 53 week fiscal year ending on the Friday nearest to May 31, with each fiscal quarter ending on the Friday generally nearest August 31, November 30 and February 28. For presentation purposes, the periods are shown as ending on August 31, November 30, February 28 and May 31, as applicable. The entities comprising our H3C business follow a calendar year basis of reporting and therefore results for our China-based sales segment are consolidated on a two-month time lag.
3Com, the 3Com logo, H3C, Digital Vaccine, NBX, OfficeConnect, Comware, IRF, TippingPoint, TippingPoint Technologies and VCX are registered trademarks or trademarks of 3Com Corporation or one of its wholly owned subsidiaries. Other product and brand names may be trademarks or registered trademarks of their respective owners.
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the following aspects of our business: global economic slowdown, nascent economic recovery and effects and strategy; core business strategy to leverage China and emphasize larger enterprise business; China-based sales region strategy, growth, dependence, expected benefits, tax rate, sales from China and expected decline in sales to Huawei; impact of recent accounting regulations; expected annual amortization expense; environment for enterprise networking equipment; challenges relating to sales growth; trends and goals for segments and regions; pursuit of termination fee in connection with now-terminated proposed acquisition by affiliates of Bain Capital; supply of components; research and development focus; execution of our strategy; strategic product and technology development plans; goal of sustaining profitability; short-term management of cash during economic slowdown and nascent recovery; intercompany dividends from China; ability to satisfy cash requirements for at least the next twelve months; restructuring activities and expected charges to be incurred; expected cost savings from restructuring activities and integration; potential acquisitions and strategic relationships; future contractual obligations; recovery of deferred tax assets and balance of unrecognized tax benefits; reserves; market risk; outsourcing; competition; expectation regarding base interest rates; impact of foreign currency fluctuations; belief regarding meritorious defenses to litigation claims and effects of litigation; the ability of our company and Hewlett-Packard Company (“HP”) to consummate the announced acquisition of our company by HP (the “Merger”); satisfaction of closing conditions precedent to the consummation of the proposed Merger, including obtaining antitrust approvals in the U.S., Europe and China and other applicable jurisdictions where such approvals are or may be required; the affect on our business, operations and financial results of the announcement, the pendency, and activities relating to the Merger; and the affect of certain restrictions on our ability to conduct our business under the acquisition agreement with HP. In some cases, you can identify these and other forward-looking statements by the use of words such as “may,” “can,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any forward-looking statements.
Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, without limitation, those set forth under Part II Item 1A Risk Factors. All forward-looking statements included in this document are based on our assessment of information available to us at the time this report is filed. We have no intent, and disclaim any obligation, to update any forward-looking statements.
In this Form 10-Q we refer to the People’s Republic of China as China or the PRC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
3COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(In thousands, except per share data)	2009	2008	2009	2008
Sales	$322,164	$354,562	$612,666	$697,212
Cost of sales	128,542	154,770	252,473	307,793

Gross profit	193,622	199,792	360,193	389,419

Operating expenses (income):
Sales and marketing	93,754	89,920	178,542	177,402
Research and development	41,400	49,254	80,368	96,401
General and administrative	25,786	28,652	47,156	53,106
Amortization	16,755	25,060	33,826	50,224
Patent dispute resolution	—	—	—	(70,000)
Restructuring charges	1,552	2,504	2,685	4,501

Operating expenses, net	179,247	195,390	342,577	311,634

Operating income	14,375	4,402	17,616	77,785
Interest expense, net	(1,922)	(547)	(3,010)	(1,798)
Other income, net	5,920	15,899	17,467	28,770

Income before income taxes	18,373	19,754	32,073	104,757
Income tax benefit (provision)	1,619	(6,884)	(4,620)	(12,050)

Net income	$19,992	$12,870	$27,453	$92,707

Basic and diluted net income per share	$0.05	$0.03	$0.07	$0.23

Shares used in computing per share amounts:
Basic	392,688	394,036	391,231	398,462

Diluted	403,501	395,245	399,884	399,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30,	May 31,
(In thousands, except per share data)	2009	2009
ASSETS
Current assets:
Cash and equivalents	$704,079	$545,818
Short-term investments	—	98,357
Notes receivable	35,697	40,590
Accounts receivable, less allowance for doubtful accounts of $9,488 and $9,645, respectively	110,297	112,771
Inventories	94,844	90,395
Other current assets	55,307	56,982

Total current assets	1,000,224	944,913
Property and equipment, less accumulated depreciation and amortization of $176,171 and $172,717, respectively	36,805	40,012
Goodwill	609,297	609,297
Intangible assets, net	164,931	198,624
Deposits and other assets	23,761	22,511

Total assets	$1,835,018	$1,815,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,632	$68,350
Current portion of long-term debt	48,000	48,000
Accrued liabilities and other	427,943	394,103

Total current liabilities	557,575	510,453
Deferred taxes and long-term obligations	40,695	40,729
Long-term debt	64,000	152,000
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value, 990,000 shares authorized; shares issued: 395,902 and 389,284, respectively	2,367,273	2,336,961
Retained deficit	(1,263,069)	(1,290,522)
Accumulated other comprehensive income	68,544	65,736

Total stockholders’ equity	1,172,748	1,112,175

Total liabilities and stockholders’ equity	$1,835,018	$1,815,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	November 30,
(In thousands)	2009	2008
Cash flows from operating activities:
Net income	$27,453	$92,707
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	44,767	65,113
Stock-based compensation expense	11,118	12,080
Loss on property and equipment disposals	213	891
Deferred income taxes	(12,108)	(2,521)
Changes in assets and liabilities:
Accounts and notes receivable	7,445	(63,970)
Inventories	(3,316)	(25,478)
Other assets	8,002	1,056
Accounts payable	14,494	63
Other liabilities	37,033	16,152

Net cash provided by operating activities	135,101	96,093

Cash flows from investing activities:
Proceeds from maturities and sales of investments	98,661	—
Purchases of property and equipment	(7,414)	(11,425)
Proceeds from sale of property and equipment	39	150

Net cash provided by (used in) investing activities	91,286	(11,275)

Cash flows from financing activities:
Issuances of common stock	21,516	2,848
Repurchases of common stock	(2,242)	(50,574)
Repayment of long term debt	(88,000)	(88,000)

Net cash used in financing activities	(68,726)	(135,726)

Effect of exchange rate changes on cash and equivalents	600	8,051

Net change in cash and equivalents during period	158,261	(42,857)
Cash and equivalents, beginning of period	545,818	503,644

Cash and equivalents, end of period	$704,079	$460,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our financial position as of November 27, 2009 and May 29, 2009, our results of operations for the three and six months ended November 27, 2009 and November 28, 2008 and our cash flows for the six months ended November 27, 2009 and November 28, 2008.
We use a 52 or 53 week fiscal year ending on the Friday nearest to May 31. For convenience, the condensed consolidated financial statements have been shown as ending on the last day of the calendar month. Accordingly, the three and six months shown as ended November 30, 2009 actually ended on November 27, 2009, the three and six months shown as ended November 30, 2008 ended on November 28, 2008, and the balance sheet presented as of November 30, 2009 and May 31, 2009 actually was as of November 27, 2009 and May 29, 2009, respectively. The results of operations for the three and six months ended November 30, 2009 may not be indicative of the results to be expected for the fiscal year ending May 28, 2010 or any other future periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended May 29, 2009.
Certain prior period amounts have been reclassified to conform to the current year presentation. Specifically, in the condensed consolidated statements of operations we have reclassified $2.7 million from general and administrative expenses to sales and marketing and research and development expenses, in the amounts of $1.3 million and $1.4 million, respectively, for the three months ended November 30, 2008, and $5.3 million from general and administrative expenses to sales and marketing and research and development expenses, in the amounts of $2.5 million and $2.8 million, respectively, for the six months ended November 30, 2008.
Accounting Pronouncements — The Financial Accounting Standards Board (“FASB”) is the authoritative body for financial accounting and reporting in the United States. On July 31, 2009, the FASB Accounting Standards Codification (“the Codification”) became the authoritative source of accounting principles to be applied to the financial statements of nongovernmental entities prepared in accordance with GAAP. The following is a list of recent pronouncements issued by the FASB:
Recently Issued and Adopted Accounting Pronouncements
Business Combinations: Effective in the first quarter of fiscal 2010, the Company adopted the revised accounting guidance for business combinations. The more significant changes include an expanded definition of a business and a business combination; recognition of assets acquired, liabilities assumed and noncontrolling interests (including goodwill) measured at fair value at the acquisition date; recognition of acquisition-related expenses and restructuring costs separately from the business combination; recognition of assets acquired and liabilities assumed at their acquisition-date fair values with subsequent changes recognized in earnings; and capitalization of in-process research and development at fair value as an indefinite-lived intangible asset. The guidance also amends and clarifies the application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The impact of this accounting guidance and its relevant updates on the Company’s results of operations or financial position will vary depending on each specific business combination or asset purchase. The Company has not had any business combinations or asset purchases since the adoption of this pronouncement.
Noncontrolling Interests in Consolidated Financial Statements: The pronouncement requires the noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment and presentation of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary, and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. The Company adopted the pronouncement in the first quarter of Fiscal 2010. The adoption did not have any impact on the Company’s Condensed Consolidated Financial Statements.

Fair Value Measurements and Disclosures: The pronouncements define fair value, establish guidelines for measuring fair value, and expand disclosures regarding fair value measurements. In the first quarter of Fiscal 2010, the Company adopted the fair value measurements guidance for all nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption did not have a material impact on the Company’s Condensed Consolidated Financial Statements. See Note 3 of Notes to Condensed Consolidated Financial Statements for additional information. The Company did not choose the fair value option which allows entities to choose to measure many financial instruments and certain other items at fair value that previously were not required to be measured at fair value.
In the second quarter of Fiscal 2010, the Company adopted the fair value disclosure provision that requires the reporting of interim disclosures about the fair value of financial instruments previously only disclosed on an annual basis. The adoption did not have any impact on the Company’s Condensed Consolidated Financial Statements as it relates only to disclosures. The required disclosures are included in Note 3 of Notes to Condensed Consolidated Financial Statements.
Impairments of Debt Securities: The pronouncement changed the impairment recognition and presentation model for debt securities. An other-than-temporary impairment is now triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery in value, or the security is not expected to recover its entire amortized cost basis (“credit related loss”). Credit related losses on debt securities will be considered an other-than-temporary impairment recognized in earnings, and any other losses due to a decline in fair value relative to the amortized cost deemed not to be other-than-temporary will be recorded in other comprehensive income. The Company adopted the pronouncement in the second quarter of Fiscal 2010. The adoption did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
Earnings Per Share: The pronouncement provided guidance on determining whether instruments granted in share-based payment transactions are participating securities. Non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (“EPS”) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The company adopted this pronouncement in the first quarter of Fiscal 2010. The adoption had no material effect on basic or diluted EPS for any of the periods presented in these Condensed Consolidated Financial Statements.
Subsequent Events: The pronouncement codifies existing standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the pronouncement in the first quarter of Fiscal 2010. The adoption did not have any impact on the Company’s Condensed Consolidated Financial Statements. See Note 17 of Notes to Condensed Consolidated Financial Statements for additional information.
Recently Issued but Not Yet Adopted Accounting Pronouncements
Revenue Arrangements with Multiple Deliverables: The guidance amends the current revenue recognition guidance for multiple deliverable arrangements. It allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence, vendor objective evidence, or third-party evidence is unavailable. Additionally, it eliminates the residual method of revenue recognition in accounting for multiple deliverable arrangements. The guidance is effective for fiscal years beginning on or after June 15, 2010 (the Company’s Fiscal 2012), but early adoption is permitted. The Company is currently evaluating the impact that adoption of this pronouncement will have on the Company’s Financial Statements.
Revenue Arrangements with Software Elements: The pronouncement modifies the scope of the software revenue recognition guidance to exclude tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality. The pronouncement is effective for fiscal years beginning on or after June 15, 2010 (the Company’s Fiscal 2012), but early adoption is permitted. This guidance must be adopted in the same period an entity adopts the amended revenue arrangements with multiple deliverables guidance described above. The Company is currently evaluating the impact that adoption of this pronouncement will have on the Company’s Financial Statements.
Variable Interest Entities and Transfers of Financial Assets and Extinguishments of Liabilities: The pronouncement on transfers of financial assets and extinguishments of liabilities removes the concept of a qualifying special-purpose entity and removes the exception from applying variable interest entity accounting to qualifying special-purpose entities. The new guidance on variable interest entities requires an entity to perform an ongoing analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. The pronouncements are effective for fiscal years beginning after November 15, 2009. The Company will adopt the pronouncements for interim and annual reporting periods beginning in the first quarter of Fiscal 2011. The Company expects that adoption of this pronouncement will not have an impact on the Company’s financial statements.
NOTE 2. STOCK-BASED COMPENSATION
In order to determine the fair value of stock options and employee stock purchase plan shares, we use the Black-Scholes option pricing model and apply the single-option valuation approach to the stock option valuation. In order to determine the fair value of restricted stock awards and restricted stock units we use the closing market price of 3Com common stock on the date of grant. We recognize stock-based compensation expense on a straight-line basis over the requisite service period of time-based vesting awards for stock options, restricted stock awards, restricted stock units, and the employee stock purchase plan. Certain of the stock options may vest on an accelerated basis and certain restricted stock units are earned contingent on the future achievement of financial performance metrics. Performance metrics for the performance period are determined by the Compensation Committee of the Board of Directors in its sole discretion. For unvested stock options outstanding as of May 31, 2006, we continue to recognize stock-based compensation expense using the accelerated attribution method.
As of November 30, 2009, total unrecognized stock-based compensation expense relating to unvested employee stock options, restricted stock awards, restricted stock units and employee stock purchase plan, adjusted for estimated forfeitures, was $6.0 million, $1.8 million, $20.6 million and $0.7 million, respectively. These amounts are expected to be recognized over a weighted-average period of 2.2 years for stock options, 1.4 years for restricted stock awards, 2.1 years for restricted stock units and 0.3 years for employee stock purchase plan. If actual forfeitures differ from current estimates, total unrecognized stock-based compensation expense will be adjusted for future changes in estimated forfeitures.
Stock-based compensation recognized and disclosed is based on the Black-Scholes option pricing model for estimating the fair value of options granted under the company’s equity incentive plans. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The underlying weighted-average assumptions used in the Black-Scholes model and the resulting estimates of fair value per share were as follows for options granted during the three and six months ended November 30, 2009 and November 30, 2008:

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
Employee stock options:
Volatility	*	52.1%	57.0%	51.3%
Risk-free interest rate	*	2.5%	2.1%	2.6%
Dividend yield	*	0.0%	0.0%	0.0%
Expected life (years)	*	4.8	4.1	4.6

Weighted average grant date fair value	*	$1.02	$1.83	$1.02

Restricted stock awards:
Weighted average grant date fair value	*	$2.22	*	$2.22

Restricted stock units:
Weighted average grant date fair value	$5.31	$2.20	$4.13	$2.34

Employee Stock Purchase Plan:
Volatility	64.8%	77.7%	64.8%	77.7%
Risk-free interest rate	0.2%	1.2%	0.2%	1.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (years)	0.5	0.5	0.5	0.5

Weighted average grant date fair value	$1.70	$0.90	$1.70	$0.90

*	No grants during the period

The following table presents stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
Cost of sales	$591	$562	$1,131	$1,320
Sales and marketing	2,081	1,613	3,671	3,371
Research and development	423	893	899	1,777
General and administrative	3,138	2,570	5,417	5,612

Stock-based compensation expense before tax	$6,233	$5,638	$11,118	$12,080

Stock Options. Stock option activity for the six months ended November 30, 2009 and 2008, was as follows (shares in thousands):

	Six Months Ended November 30,
	2009		2008
		Weighted		Weighted
	Number of	average	Number of	average
	shares	exercise price	Shares	exercise price
Outstanding May 31, 2009 and 2008	28,361	$4.92	43,925	$4.98
Granted	2,419	4.00	1,286	2.27
Exercised	(5,009)	3.86	(792)	1.61
Forfeited	(262)	3.96	(1,926)	4.63
Expired	(2,252)	5.69	(9,174)	5.29

Outstanding November 30, 2009 and 2008	23,257	$4.98	33,319	$4.89

As of November 30, 2009, there were approximately 15.0 million options exercisable with a weighted-average exercise price of $5.88 per share. By comparison, there were approximately 22.0 million options exercisable as of November 30, 2008 with a weighted-average price of $5.70 per share.
During the six months ended November 30, 2009 and 2008 approximately 5.0 million and 0.8 million options were exercised at an aggregate intrinsic value of $8.8 million and $0.5 million, respectively. The exercise intrinsic value is calculated as the difference between the market value on the exercise date and the exercise price of the options. The closing market value as of November 27, 2009 was $7.42 per share as reported by the NASDAQ Global Select Market. The aggregate intrinsic value of options outstanding and options exercisable as of November 30, 2009 was $74.0 million and $40.5 million, respectively. The weighted-average remaining contractual life of options outstanding and options exercisable were 3.7 and 2.7 years, respectively. The aggregate options outstanding and options exercisable intrinsic value is calculated for options that are in-the-money as the difference between the market value as of November 30, 2009 and the exercise price of the options.
Options outstanding that are vested and expected to vest as of November 30, 2009 are as follows:

Weighted
		Weighted	Average
	Number of	average	Remaining	Aggregate
	Shares	Grant-Date	Contractual	Intrinsic Value
	(in thousands)	Fair Value	Life (in years)	(in thousands)
Vested and expected to vest at November 30, 2009	20,541	$5.19	3.5	$63,095

Restricted Stock Awards. Restricted stock award activity during the three months ended November 30, 2009 and 2008 was as follows (shares in thousands):

	Six Months Ended November 30,
	2009		2008
		Weighted		Weighted
	Number of	average	Number of	average
	Shares	Grant-Date	Shares	Grant-Date
	(unvested)	Fair Value	(unvested)	Fair Value
Outstanding May 31, 2009 and 2008	1,459	$2.94	3,095	$3.43
Granted	—	—	325	2.28
Vested	(337)	3.27	(592)	3.95
Forfeited	(17)	4.64	(430)	3.82

Outstanding November 30, 2009 and 2008	1,105	$2.82	2,398	$3.07

During the six months ended November 30, 2009 and 2008 approximately 0.3 million and 0.6 million restricted awards with an aggregate fair value of $1.7 million and $1.2 million, respectively, became vested. Total aggregate intrinsic value of restricted stock awards outstanding as of November 30, 2009 was $8.2 million.
Restricted Stock Units. Restricted stock unit activity during the six months ended November 30, 2009 and 2008 was as follows (shares in thousands):

	Six Months Ended November 30,
	2009		2008
		Weighted		Weighted
	Number of	average	Number of	average
	Shares	Grant-Date	Shares	Grant-Date
	(unvested)	Fair Value	(unvested)	Fair Value
Outstanding May 31, 2009 and 2008	6,161	$2.78	5,744	$3.59
Granted	5,928	4.13	4,630	2.34
Vested	(1,331)	3.07	(1,463)	3.78
Forfeited	(331)	3.21	(882)	3.22

Outstanding November 30, 2009 and 2008	10,427	$3.49	8,029	$2.87

During the six months ended November 30, 2009 and 2008 approximately 1.3 million and 1.5 million restricted awards with an aggregate fair value of $5.8 million and $3.0 million, respectively, became vested. Total aggregate intrinsic value of restricted stock units outstanding at November 30, 2009 was $77.4 million. Restricted stock units outstanding at November 30, 2009 had a weighted-average remaining contractual life of 1.4 years. Total aggregate intrinsic value of restricted stock units outstanding and expected to vest at November 30, 2009 was $55.5 million. Restricted stock units outstanding and expected to vest at November 30, 2009 had a weighted-average remaining contractual life of 1.1 years.
Employee Stock Purchase Plan. We have an employee stock purchase plan (“ESPP”) under which eligible employees may authorize payroll deductions of up to ten percent of their compensation, as defined, to purchase common stock at a price of 85 percent of the lower of the fair market value as of the beginning or the end of the six-month offering period. In September 2008, our stockholders approved an increase of eight million shares available for issuance under the ESPP. We recognized $0.9 million and $0.6 million of stock-based compensation expense in the six months ended November 20, 2009 and 2008, respectively, associated with the ESPP. Employee stock purchases generally occur only in the quarters ending November 30 and May 31.

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
The accounting pronouncements establish a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The accounting pronouncements establish three levels of inputs that may be used to measure fair value:
Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 — Include other inputs that are directly or indirectly observable in the marketplace.
Level 3 — Unobservable inputs which are supported by little or no market activity.
In accordance with the accounting pronouncements, we measure our cash equivalents at fair value and classify them within Level 1 or Level 2 of the fair value hierarchy. The classification has been determined based on the manner in which we value our cash equivalents, primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
Assets Measured at Fair Value on a Recurring Basis
Assets measured at fair value on a recurring basis consisted of the following types of instruments and were reported as cash and equivalents as of November 30, 2009:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
	(In thousands)
Assets
Cash and equivalents:
Time deposits and bank deposits with a maturity less than 3 months	$—	$400,535	$—	$400,535
Money market fund deposits	234,944	—	—	234,944
China government bonds and bank bills with a maturity of less than 3 months	68,600	—	—	68,600

Total assets measured at fair value	$303,544	$400,535	$—	$704,079

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
We continued a restructuring of our business to enhance the focus and cost effectiveness of our businesses in serving their respective markets. These restructuring efforts continued into fiscal 2010. We took the following specific actions in fiscal 2007 through 2010 (the “Fiscal 2007 – 2010 Actions”):
•	reduced our workforce;

•	continued efforts to consolidate and dispose of excess facilities; and

•	shifting the focus of our direct-touch sales force to accommodate our shift to the enterprise market
Restructuring charges related to these various initiatives were $1.6 million in the three months ended November 30, 2009 and $2.5 million in the three months ended November 30, 2008. Primarily all of the $1.6 million of net expense in the second quarter of fiscal 2010 consists of severance and outplacement costs. The severance and outplacement costs primarily relate to severance for certain of our sales and marketing employees as the Company continues to shift our focus increasingly on the larger enterprise market. The net restructuring charge in the second quarter of fiscal 2009 resulted from severance and outplacement costs of $1.2 million and a $1.3 million facilities-related charge. The severance and outplacement costs in the second quarter of fiscal 2009 primarily relate to a decrease in headcount of research and development employees outside of China as the Company eliminated duplicate testing activities and facilities-related charges relate to vacating part of our Marlborough, MA facility. Restructuring charges for the six months ended November 30, 2009 were $2.7 million, and restructuring charges for the first six months of fiscal 2009 were $4.5 million.
Restructuring charges of $1.4 million and $0.2 million for the three months ended November 30, 2009 related to our Networking business and TippingPoint segment, respectively. Restructuring charges of $1.8 million and $0.9 million for the six months ended November 30, 2009 related to our Rest of World sales region in our Networking business and TippingPoint segment, respectively. All of the restructuring charges of $2.5 million and $4.5 million for the three months ended November 30, 2008 related to our Rest of World sales region in our Networking business. Restructuring charges of $0.4 million and $4.1 million for the six months ended November 30, 2008 related to our China-based sales region and our Rest of World sales region in our Networking business, respectively.
Accrued liabilities associated with restructuring charges total $1.1 million as of November 30, 2009 and are included in the caption “Accrued liabilities and other” in the accompanying consolidated balance sheets. These liabilities are classified as current because we expect to satisfy such liabilities in cash within the next 12 months.
Fiscal 2010 Actions
Activity and liability balances related to the fiscal 2010 restructuring actions, are as follows (in thousands):

	Employee	Other
	Separation	Restructuring
	Expense	Costs	Total
Balance as of May 31, 2009	$—	$—	$—

Provisions	2,467	150	2,617
Payments and non-cash charges	(1,580)	(150)	(1,730)

Balance as of November 30, 2009	$887	$—	$887

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
Fiscal 2007 through 2009 Actions
Activity and liability balances related to the fiscal 2007 through 2009 restructuring actions are as follows (in thousands):

	Employee
	Separation	Facilities-related
	Expense	Charges	Total
Balance as of May 31, 2009	$1,477	$47	$1,524

Provisions	59	9	68
Payments and non-cash charges	(1,336)	(12)	(1,348)

Balance as of November 30, 2009	$200	$44	$244

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
During the three and six months ended November 30, 2009, the balance of unrecognized tax benefits increased by $1.1 million and $2.5 million, respectively. As of November 30, 2009, we had unrecognized tax benefits, including interest and penalties, of $24.4 million, all of which, if recognized, would impact our effective tax rate. As of November 30, 2009, the accrued interest and penalties related to uncertain tax positions were $3.3 million and $0, respectively, which has been recorded within the balance of unrecognized tax benefits.
As of November 30, 2009 we estimate that the balance of unrecognized tax benefits will decrease by approximately $5.0 million over the next twelve months as a result of the expiration of various statutes of limitations on the assessment of income tax.
Under special agreement with the tax authorities certain of our annual Chinese income tax filings for the calendar year ended December 31, 2008 were not filed until August 14, 2009, pending the resolution of an uncertainty over the applicable 2008 income tax rate in China. Calendar year 2008 was the final year during which our main operating company in China, Hangzhou H3C Technologies Co. Ltd, was entitled to certain tax concessions under a tax holiday agreement. The Company provided for income taxes in China for calendar 2008 at 15 percent. In July 2009, the Tax Bureau of Hangzhou Binjiang District notified the Company that it could enjoy the reduced rate of 9% for the 2008 calendar year. The impact of this discrete income tax item is a benefit of $10.8 million which has been reflected in our fiscal second quarter results as a reduction of income tax benefit (provision). During the three and six months ended November 30, 2009, taxes on our China based subsidiary were recorded at 15 percent compared to 9 percent for the three and six months ended November 30, 2008.
Income tax payments, net of refunds, were $30.2 million and $9.3 million for the six months ended November 30, 2009 and 2008, respectively.

NOTE 7. COMPREHENSIVE INCOME
The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November, 30
	2009	2008	2009	2008
Net income	$19,992	$12,870	$27,453	$92,707
Other comprehensive income:
Change in accumulated translation adjustments	1,597	(3,184)	2,808	4,501

Total comprehensive income	$21,589	$9,686	$30,261	$97,208

NOTE 8. NET INCOME PER SHARE
The following represents a reconciliation from basic earnings per common share to diluted earnings per common share. Stock options and restricted stock (awards and units) of 17.7 million and 6.3 million, respectively, were outstanding at November 30, 2009 but were not included in the computation of diluted earnings per share because they were antidilutive. Stock options and restricted stock (awards and units) of 32.5 million and 10.1 million, respectively, were outstanding at November 30, 2008, but were not included in the computation of diluted earnings per share because they were antidilutive.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(in thousands except per share data)	2009	2008	2009	2008
Determination of shares:
Weighted average shares outstanding	392,688	394,036	391,231	398,462
Assumed conversion of dilutive stock options	5,601	860	4,311	914
Assumed conversion of restricted stock (awards and units)	5,212	349	4,342	282

Diluted weighted average shares outstanding	403,501	395,245	399,884	399,658

Basic earnings per share	$0.05	$0.03	$0.07	$0.23
Diluted earnings per share	$0.05	$0.03	$0.07	$0.23
NOTE 9. INVENTORIES
The components of inventories are as follows (in thousands):

	November 30,	May 31,
	2009	2009
Finished goods	$73,952	$69,860
Work-in-process	4,315	3,420
Raw materials	16,577	17,115

Total	$94,844	$90,395

NOTE 10. INTANGIBLE ASSETS, NET
Intangible assets consist of (in thousands, except for weighted average remaining life):

	November 30, 2009					May 31, 2009
	Weighted				Weighted
	Average				Average
	Remaining				Remaining
	Amortization		Accumulated		Amortization		Accumulated
	Period	Gross	Amortization	Net	Period	Gross	Amortization	Net
Existing technology	3.0	$398,441	$(299,559)	$98,882	3.6	$398,178	$(272,460)	$125,718
Trademark	NA	55,502	—	55,502	NA	55,502	—	55,502
Huawei non-compete	0.0	37,327	(37,327)	—	0.0	37,283	(37,283)	—
OEM agreement	0.5	26,881	(22,426)	4,455	1.0	23,777	(14,852)	8,925
Maintenance agreements	1.3	19,000	(15,308)	3,692	1.7	19,000	(13,724)	5,276
Other	1.5	22,705	(20,305)	2,400	2.0	22,697	(19,494)	3,203

		$559,856	$(394,925)	$164,931		$556,437	$(357,813)	$198,624

During the six months ended November 30, 2009 our gross intangible assets increased by $3.4 million due to the appreciation on the Renminbi affecting the value of certain intangible assets tied to our H3C subsidiary. Net intangible assets at November 30, 2009 in our China-based sales region were $153.6 million and in our TippingPoint segment were $11.3 million.
Annual amortization expense related to intangible assets is expected to be as follows for each of the following five succeeding fiscal years (in thousands):

	Remainder
	of 2010	2011	2012	2013	2014
Amortization expense	$32,939	$42,222	$17,134	$17,134	—
Goodwill as of November 30, 2009 and May 31, 2009 was $609.3 million. Goodwill in our Networking business was $455.9 million for both periods and goodwill in our TippingPoint segment was $153.4 million (net of impairments of $158.0 million) for both periods.
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
The following table summarizes the activity in the allowance for estimated warranty costs for the six months ended November 30, 2009 and 2008 (in thousands):

	Six Months Ended
	November 30,
	2009	2008
Accrued warranty, beginning of period	$29,587	$36,897
Cost of warranty claims processed during the period	(12,533)	(16,148)
Provision for warranties related to products sold during the period	10,426	13,302

Accrued warranty, end of period	$27,480	$34,051

NOTE 12. LONG-TERM DEBT AND OTHER BANK OBLIGATIONS
Senior Secured Credit Agreement – H3C Holdings Limited
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
All amounts outstanding under the Tranche B Term Facility will bear interest, at the Borrower’s option, at the (i) LIBOR plus 3 percent or (ii) Base Rate (i.e., prime rate) plus 2 percent. We have elected to use LIBOR as the reference rate for borrowings to date. Applicable LIBOR rates, which were established on September 28, 2009, at November 30, 2009 were 0.64 percent and the effective interest rate at November 30, 2009 was 2.14 percent for the Tranche A Term Facility and 3.64 percent for the Tranche B Term Facility.
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
The Borrower must maintain a minimum debt service coverage, minimum interest coverage, maximum capital expenditures and a maximum total leverage ratio. Negative covenants restrict, among other things, (i) the incurrence of indebtedness by the Borrower and its subsidiaries, (ii) the making of dividends and distributions to the Company outside of the H3C Group, (iii) the ability to make investments including in new subsidiaries, (iv) the ability to undertake mergers and acquisitions and (v) sales of assets. As of November 30, 2009, the H3C Group’s net assets were $808.8 million and are subject to these dividend restrictions. Also, cash dividends from the PRC subsidiaries to H3C, and H3C to the Borrower, will be subject to restricted use pending payment of principal, interest and excess cash flow prepayments. Standard events of default apply.
Remaining payments of the $112 million principal are due on September 28, of each year as follows, (in thousands):

Calendar Year	3Com Fiscal Year	Tranche A	Tranche B
2010	2011	46,000	2,000
2011	2012	—	20,000
2012	2013	—	44,000

On September 28, 2009, in addition to our regular principal payment of $48.0 million, the Company made a voluntary prepayment of $40.0 million of principal, for which the Company did not incur a penalty and all of which was applied to reduce our fiscal year 2013 Tranche B principal balance. We recorded accelerated amortization of deferred financing fees $0.9 million in the period related to the voluntary prepayment. The Company also made an interest payment of $4.1 million on September 28, 2009.
In the three and six months ended November 30, 2009 we recorded interest expense of $3.7 million and $6.4 million, respectively, compared to $6.6 million and $10.8 million in the same period of the prior fiscal year. In the three and six months ended November 30, 2009 we recorded interest income of $1.8 million and $3.4 million, respectively, compared to $6.0 million and $9.0 million in the same period of the prior fiscal year.
Other Bank Obligations
As of November 30, 2009, bank-issued standby letters of credit and guarantees totaled $7.1 million, including $6.3 million relating to potential foreign tax, custom, and duty assessments. These instruments are entered into in support of our commercial operations. We provide the bank with cash collateral for 100 percent of these amounts. Restricted cash held as collateral was $7.1 million and is included in deposits and other assets on the Condensed Consolidated Balance Sheet.
NOTE 13. SEGMENT INFORMATION
In the first quarter of fiscal 2010, we changed the measures of segment contribution profit (loss) and segment income to align with how we currently manage our business and report internally. Accordingly, our previously reported segment information has been revised to reflect our new measure of segment contribution profit (loss) and segment income. Based on the information provided to our chief operating decision-maker (“CODM”) for purposes of making decisions about allocating resources and assessing performance, we have two primary businesses, our Networking Business and TippingPoint Security Business. Our Networking Business consists of the following sales regions as operating segments: China-based (including Japan and Hong Kong SAR), Asia Pacific Region excluding China-based sales region (“APR”), Europe Middle East and Africa (“EMEA”), Latin America (“LAT”), and North America (“NA”) regions. The APR, EMEA, LAT and NA operating segments have been aggregated given their similar economic characteristics, products, customers and processes, and have been consolidated as one reportable segment called, “Rest of World”. The China-based sales region does not meet the aggregation criteria at this time.
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

Summarized financial information of our results of operations by segment for the three and six months ended November 30, 2009 and 2008 is as follows.

	Three Months Ended November 30, 2009
	Networking Business			TippingPoint
		Rest of		Security
		World		Business
	China-based	Sales	Central	Tipping	Eliminations/
(in thousands)	sales region	Region	Functions(a)	Point(b)	Other		Total

Sales	$169,297	$119,259	$—	$35,870	$(2,262	)c	$322,164
Standard margin	115,197	73,525	—	30,112	(591	)d	218,243
Direct sales & marketing expenses	39,372	25,982	—	12,754	2,081	d	80,189

Segment contribution profit (loss)	75,825	47,543	—	17,358	(2,672)		138,054

Research & development expenses	—	—	34,843	6,134	423	d	41,400

Segment income	$—	$—	$—	$11,224	$—

Other operating expenses			52,448	3,834	25,997	e	82,279

Operating income							$14,375

	Three Months Ended November 30, 2008
	Networking Business			TippingPoint
		Rest of		Security
		World		Business
	China-based	Sales	Central	Tipping	Eliminations/
(in thousands)	sales region	Region	Functions(a)	Point(b)	Other		Total

Sales	$199,815	$125,688	$—	$31,016	$(1,957	)c	$354,562
Standard margin	131,901	71,861	—	25,278	(562	)d	228,478
Direct sales & marketing expenses	36,513	25,742	—	11,918	1,613	d	75,786

Segment contribution profit (loss)	95,388	46,119	—	13,360	(2,175)		152,692

Research & development expenses	—	—	41,712	6,649	893	d	49,254

Segment income	$—	$—	$—	$6,711	$—

Other operating expenses (income)			61,029	7,073	30,934	e	99,036

Operating income							$4,402

	Six Months Ended November 30, 2009
	Networking Business			TippingPoint
		Rest of		Security
		World		Business
	China-based	Sales	Central	Tipping	Eliminations/
(in thousands)	sales region	Region	Functions(a)	Point(b)	Other		Total

Sales	$321,310	$226,461	$—	$68,466	$(3,571	)c	$612,666
Standard margin	220,097	136,520	—	57,884	(1,131	)d	413,370
Direct sales & marketing expenses	74,411	49,309	—	23,782	3,671	d	151,173

Segment contribution profit (loss)	145,686	87,211	—	34,102	(4,802)		262,197

Research & development expenses	—	—	67,020	12,449	899	d	80,368

Segment income	$—	$—	$—	$21,653	$—

Other operating expenses			108,495	9,238	46,480	e	164,213

Operating income							$17,616

	Six Months Ended November 30, 2008
	Networking Business			TippingPoint
		Rest of		Security
		World		Business
	China-based	Sales	Central	Tipping	Eliminations/
(in thousands)	sales region	Region	Functions(a)	Point(b)	Other		Total

Sales	$375,212	$266,002	$—	$59,215	$(3,217	)c	$697,212
Standard margin	247,428	154,114	—	48,674	(1,320	)d	448,896
Direct sales & marketing expenses	70,113	53,894	—	21,991	3,371	d	149,369

Segment contribution profit (loss)	177,315	100,220	—	26,683	(4,691)		299,527

Research & development expenses	—	—	81,029	13,595	1,777	d	96,401

Segment income	$—	$—	$—	$13,088	$—

Other operating expenses (income)			121,051	13,153	(8,863	)e	125,341

Operating income							$77,785

a	– Included in our Central Function results were depreciation expenses of $5.4 million and $6.3 million for the three months ended November 30, 2009 and 2008, respectively, and $9.8 million and $12.9 million for the six months ended November 30, 2009 and 2008, respectively.

b	– Included in our TippingPoint segment profit were depreciation expenses of $0.9 million and $1.2 million for the three months ended November 30, 2009 and 2008, respectively, and $2.0 million and $2.0 million for the six months ended November 30, 2009 and 2008, respectively.

c	– Represents eliminations for inter-company revenue between Networking and TippingPoint during the respective periods.

d	– Represents stock-based compensation in all periods.

e	– Includes stock based compensation, amortization, and restructuring in all periods plus proceeds from the Realtek patent dispute resolution in the six months ended November 30, 2008.

	November 30,	May 31,
Identifiable assets (in thousands)	2009	2009
China-based sales region(1)(2)	$1,265,275	$1,378,059
Rest of World sales region(1)	1,026,200	875,788
TippingPoint	232,754	228,440
Eliminations(3)	(689,211)	(666,930)

Total	$1,835,018	$1,815,357

(1)	Included in our identifiable assets for both our China-based sales region and Rest of World sales region are Central Function assets. We do not segregate these assets as the CODM does not review the segment assets in that manner.

(2)	Our China-based sales region identifiable assets are the same as those held by our H3C subsidiary.

(3)	The eliminations primarily relate to the Rest of World sales region investment in subsidiaries and intercompany transactions.

	Six Months Ended
	November 30,
Total Expenditures for Additions to Property and Equipment (in thousands)	2009	2008
China-based sales region(1)	$2,205	$4,213
Rest of World sales region(1)	4,356	5,406
TippingPoint	853	1,806

Total	$7,414	$11,425

(1)	Included in our capital expenditures for both our China-based sales region and Rest of World sales region are Central Function expenditures for additions to property and equipment. We do not segregate these expenditures as the CODM does not review the segment in that manner.
Certain product groups account for a significant portion of our sales. In the first quarter of fiscal 2010 we expanded the number of individually reported networking equipment products. We have expanded our networking equipment into two categories: switches and routers, and other networking equipment. Other networking equipment revenue includes sales of our VCX™ and NBX® voice-over-internet protocol, or VoIP, IP storage, IP surveillance and our wireless LAN (“WLAN”) products. We have also consolidated voice into other networking equipment. Prior year disclosures have been revised to be comparable with our current year groupings. Security revenue includes our TippingPoint™ products and services, as well as other security products, such as our embedded firewall, or EFW and virtual private network, or VPN, products. Services revenue includes professional services and maintenance contracts, excluding TippingPoint maintenance which is included in security revenue. Sales from these product groups as a percentage of total sales for the respective periods are as follows (in thousands, except percentages):

	Three Months Ended November 30,				Six Months Ended November 30,
	2009		2008		2009		2008
Switches and routers	$213,550	66.3%	$256,584	72.3%	$408,761	66.7%	$510,760	73.3%
Other networking equipment	50,428	15.6%	43,515	12.3%	92,823	15.2%	84,632	12.1%
Security	46,049	14.3%	42,790	12.1%	87,101	14.2%	79,129	11.3%
Services	12,137	3.8%	11,673	3.3%	23,981	3.9%	22,691	3.3%

Total	$322,164	100%	$354,562	100%	$612,666	100%	$697,212	100%

NOTE 14. GEOGRAPHIC INFORMATION
Sales by geographic region are as follows (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
China	$168,949	$192,851	$315,311	$360,378
North America	53,770	49,130	105,439	101,161
Europe, Middle East, and Africa	52,853	58,989	101,903	128,366
Asia Pacific (except China)	22,443	27,188	47,689	57,297
Latin and South America	24,149	26,404	42,324	50,010

Total	$322,164	$354,562	$612,666	$697,212

All sales (other than sales to Original Equipment Manufacturer (OEM) partners) are reported in geographic categories based on the location of the end customer. Sales to OEM partners are included in the geographic categories based upon the hub locations of the OEM partners.
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
On December 5, 2001, TippingPoint and two of its current and former officers and directors, as well as the managing underwriters in TippingPoint’s initial public offering, were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit, which is part of a consolidated action that includes over 300 similar actions, is captioned In re Initial Public Offering Securities Litigation, Brian Levey vs. TippingPoint Technologies, Inc., et al. (Civil Action Number 01-CV-10976). The principal allegation in the lawsuit is that the defendants participated in a scheme to manipulate the initial public offering and subsequent market price of TippingPoint’s stock (and the stock of other public companies) by knowingly assisting the underwriters’ requirement that certain of their customers had to purchase stock in a specific initial public offering as a condition to being allocated shares in the initial public offerings of other companies. In relation to TippingPoint, the purported plaintiff class for the lawsuit is comprised of all persons who purchased TippingPoint stock from March 17, 2000 through December 6, 2000. The suit seeks rescission of the purchase prices paid by purchasers of shares of TippingPoint common stock. On September 10, 2002, TippingPoint’s counsel and counsel for the plaintiffs entered into an agreement pursuant to which the plaintiffs dismissed, without prejudice, TippingPoint’s former and current officers and directors from the lawsuit. In March 2009, TippingPoint signed a settlement agreement with the plaintiffs. On April 2, 2009, all the parties to the lawsuit (including all plaintiffs, issuers, and underwriters) filed settlement documents with the District Court. On June 10, 2009 the District Court issued its preliminary approval of the settlement. From June, 2009 to September, 2009, the plaintiffs sent notifications to approximately 7 million potential class members, 140 of whom objected and approximately 350 of whom opted out. The judge conducted the final approval hearing on September 10, 2009, and thereafter, on October 5, 2009, issued an order approving the settlement. Several objectors have filed an appeal of this Order with the Court of Appeals for the Second Circuit. These appeals are currently pending. The settlement, if approved by the Court of Appeals, will fully dispose of this lawsuit. Any direct financial impact of the settlement is expected to be borne by TippingPoint’s insurers. If the Court of Appeals does not approve the settlement for any reason and the litigation against TippingPoint continues, we intend to defend this action vigorously, but cannot make any predictions about the outcome. To the extent necessary, we will seek indemnification and/or contribution from the underwriters in TippingPoint’s initial public offering pursuant to its underwriting agreement with the underwriters. However, there can be no assurance that indemnification or contribution will be available to TippingPoint or enforceable against the underwriters.
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

Between November 12, 2009 and November 24, 2009, eight purported class action complaints were filed in the Court of Chancery of the State of Delaware against 3Com and all of the current members of 3Com’s board of directors. Seven of the complaints name Hewlett-Packard Company (“HP”) as a defendant. Four of the complaints also name Merger Sub as a defendant. The plaintiffs, David Shaev, Leonard Ahern, Richard Hall, Larry McIntyre, Alan Kahn, Ashok Madan, County of York Employees Retirement Plan, and Pipefitters Local No. 636 Defined Benefit Plan, all claim that they were stockholders of 3Com and that they filed their lawsuits on behalf of themselves and a class consisting of all public stockholders of 3Com. Among other things, the complaints, captioned Shaev v. 3Com Corporation, et al., Civil Action No. 5067, Ahern v. Cote, et al., Civil Action No. 5068, Hall v. 3Com Corporation, et al., Civil Action No. 5073, McIntyre v. 3Com Corporation, et al., Civil Action No. 5080, Kahn v. 3Com Corporation, et al., Civil Action No. 5087, Madan v. 3Com Corporation, et al., Civil Action No. 5092, County of York Employees Retirement Plan v. 3Com Corporation, et al., Civil Action No. 5098, and Pipefitters Local No. 636 Defined Benefit Plan v. Cote, et al., Civil Action No. 5103, generally allege that the members of 3Com’s board of directors breached their fiduciary duties by failing to maximize shareholder value in negotiating and approving the Merger. Seven of the complaints also generally allege that HP and, in four of the complaints, Merger Sub, aided and abetted these alleged breaches of fiduciary duties. The complaints seek class certification, certain forms of injunctive relief, including enjoining the consummation of the Merger and rescission of the Merger Agreement, as well as unspecified damages. On December 2, 2009, the Chancery Court consolidated the actions for all purposes under the caption In re 3Com Shareholders Litigation, Case No. C.A. No. 5067-CC. On December 11, 2009, the plaintiffs filed their Consolidated Amended Complaint. The Consolidated Amended Complaint includes the allegations, defendants, and requested relief described above, but does not name 3Com as a defendant and adds allegations that the preliminary proxy statement failed to provide information necessary for 3Com’s shareholders to vote on the Merger, including details of the financial analysis conducted by 3Com’s financial advisor, Goldman Sachs, and the Management Plan. On December 11, 2009, the plaintiffs moved for a preliminary injunction and for expedited proceedings. On December 15, 2009, 3Com and the members of its board filed an opposition to plaintiffs’ motion for expedited proceedings. 3Com and the members of its board intend to oppose the motion for preliminary injunction as well.
On November 12, 2009 and November 25, 2009, two separate purported class action complaints were filed in the United States District Court for the District of Massachusetts, by, respectively, plaintiffs Edward Tansey and Robert Levine, et al., against 3Com and all of the current members of 3Com’s board of directors. Like the plaintiffs in the Delaware actions, the plaintiffs in these actions have asserted that they were stockholders of 3Com and filed the lawsuit purportedly on behalf of themselves and a class consisting of all other stockholders of 3Com. Among other things, the complaints, captioned Tansey v. 3Com Corporation, et al., Case No. 09-cv-11941, and Levine and Duncan v. 3Com Corporation, et al., Case No. 09-cv-12027, generally allege that the members of 3Com’s board of directors breached their fiduciary duties by failing to maximize shareholder value in negotiating and approving the Merger, and that 3Com aided and abetted these alleged breaches of fiduciary duties. The complaints seek class certification and certain forms of injunctive relief, including enjoining the consummation of the Merger and rescission of the acquisition. On December 18, 2009, the Court denied plaintiffs’ motion for expedited proceedings. Despite the Court’s ruling, on December 23, 2009, plaintiffs requested that the Court schedule a hearing on their preliminary injunction motion on a date prior to January 26, 2010, which is the date of the stockholder vote on the Merger. On December 24, 2009, 3Com and the members of its board submitted an opposition to that request. On December 29, 2009, 3Com and the members of its board moved to dismiss plaintiffs’ Consolidated Amended Complaint for failure to state a claim upon which relief can be granted.
On November 16, 2009, two other purported class action complaints were filed in the Superior Court for the Commonwealth of Massachusetts against 3Com, all of the current members of 3Com’s board of directors, HP, and Merger Sub. Like the plaintiffs in the Delaware actions and the federal actions in Massachusetts, the plaintiffs in these actions, Dean Davenport and Stanley Tanzer, both claim that they were stockholders of 3Com and that they filed their lawsuits on behalf of themselves and a class consisting of all public stockholders of 3Com. Among other things, the complaints, captioned Davenport v. Benhamou, et al., Case No. 09-4886, and Tanzer v. Benhamou, et al., Case No. 09-4887, generally allege that the members of 3Com’s board of directors breached their fiduciary duties by failing to maximize shareholder value in negotiating and approving the Merger, and that 3Com, HP and Merger Sub aided and abetted these alleged breaches of fiduciary duties. On November 25, 2009, 3Com and its board served a motion to dismiss or stay the action on plaintiffs in both the Davenport and Tanzer cases. On December 1, 2009, the plaintiffs in both Davenport and Tanzer moved for expedited proceedings. 3Com and its board filed oppositions to those motions on December 3, 2009. On December 7, 2009, the plaintiffs in both actions moved for consolidation. On December 17, 2009, 3Com and its board filed an opposition to that motion. On or about December 24, 2009, the Court denied plaintiffs’ motions for expedited proceedings in both the Davenport and Tanzer cases. On January 4, 2010, 3Com and its board moved for a protective order to stay discovery in both actions until the Court rules on the pending motions to dismiss or stay.

NOTE 16. PROPOSED ACQUISITION OF THE COMPANY
On November 11, 2009, 3Com Corporation, a Delaware corporation (“3Com”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among 3Com, Hewlett-Packard Company, a Delaware corporation (“HP”), and Colorado Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of HP (“Merger Sub”). Upon the terms of the Merger Agreement and subject to the terms set forth therein, Merger Sub will be merged with and into 3Com, and as a result 3Com will continue as the surviving corporation and a wholly owned subsidiary of HP (the “Merger”).
Pursuant to the Merger Agreement, at the closing of the Merger, each issued and outstanding share of common stock of 3Com, other than shares owned by 3Com, HP or Merger Sub, or by any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be cancelled and will be automatically converted into the right to receive $7.90 in cash, without interest.
Vesting of all outstanding 3Com equity based awards under 3Com equity plans will continue until the closing of the Merger in accordance with their respective terms. At the closing of the Merger, outstanding stock options issued under 3Com equity plans that are (i) not yet vested or exercisable, and/or (ii) have an exercise price greater than or equal to $7.90 per share will be assumed by HP and automatically converted into an option with respect to shares of HP common stock based on an exchange ratio described in the Merger Agreement. In addition, outstanding stock options issued under 3Com equity plans that are vested and have an exercise price less than $7.90 per share, will be cancelled and cashed out at the difference between $7.90 and the exercise price per share less applicable tax withholdings. Additionally, all restricted stock units and shares of restricted stock issued under 3Com equity plans that are outstanding immediately prior to the closing of the Merger will be assumed by HP and automatically converted into awards based upon HP common stock as described in the Merger Agreement.
On November 11, 2009, 3Com and the American Stock Transfer & Trust Company, a New York state trust company (the “Rights Agent”) entered into Amendment No. 2 (the “Amendment”) to the Third Amended and Restated Preferred Shares Rights Agreement between 3Com and the Rights Agent as amended and restated as of November 4, 2002, as amended to date (the “Rights Agreement”). The Amendment permits the execution of the Merger Agreement and the performance and consummation of the transactions contemplated by the Merger Agreement, including the Merger, without triggering the provisions of the Rights Agreement.
The Merger Agreement contains a non-solicitation or “no shop” provision restricting 3Com from soliciting alternative acquisition proposals from third parties and from furnishing non-public information to and engaging in discussions with third parties regarding alternative acquisition proposals. The no-shop provision is subject to a customary “fiduciary-out” provision, which allows 3Com under certain circumstances to furnish non-public information to and participate in discussions with third parties with respect to a bona fide unsolicited written alternative acquisition proposal that constitutes or is reasonably likely to lead to a superior proposal and under certain circumstances, coupled with the payment of a termination fee of $99,000,000, to terminate the Merger Agreement.
The Merger Agreement contains certain termination rights for both 3Com and HP. The Merger Agreement provides that, upon termination under specified circumstances, 3Com would be required to pay HP a termination fee of $99,000,000. In addition, if the stockholders of 3Com fail to approve the proposed transaction and the Merger Agreement is terminated by 3Com or HP, 3Com has agreed to reimburse HP for any out of pocket transaction fees and expenses incurred by HP or Merger Sub, up to a maximum of amount of $10,000,000.
We believe that our future cash requirements will likely include an aggregate of $5 million to $10 million for professional and other fees related to our proposed acquisition by HP that are not contingent on the closing of the deal. Pursuant to an engagement letter between Goldman Sachs and us, we agreed to pay Goldman Sachs a transaction fee of approximately $41 million, approximately $38 million of which is payable upon consummation of the Merger.
The closing of the Merger is subject to the satisfaction or waiver of specified closing conditions, including, without limitation, (i) the adoption of the Merger Agreement by 3Com’s stockholders and (ii) the expiration or termination of waiting periods, and obtaining of requisite approvals or clearances, under specified antitrust and competition laws (including, without limitation, in China, the European Union and the United States, among others). On December 22, 2009, the relevant U.S. antitrust authorities granted early termination of the waiting period under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
3Com has scheduled a January 26, 2010 stockholders’ meeting for stockholders of record on December 9, 2009 to vote on the adoption of the Merger Agreement.

Several purported class action lawsuits have been filed against 3Com and all of the current members of 3Com’s board of directors in connection with the proposed Merger. See Note 15 “Litigation” for a further discussion of these actions.
NOTE 17. SUBSEQUENT EVENT
The Company has evaluated subsequent events through January 6, 2010, which is the filing date of this report on Form 10-Q.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
The following discussion should be read in conjunction with the condensed consolidated financial statements and the related notes that appear elsewhere in this document.
BUSINESS OVERVIEW
We are a global enterprise networking solutions provider incorporated in Delaware. A pioneer in the computer networking industry, we have three global product and solutions brands — H3C, 3Com, and TippingPoint — that offer high-performance networking and security solutions to enterprises large and small. These organizations range across a number of vertical industries, including education, finance, government, healthcare, insurance, manufacturing and real estate. The H3C® enterprise networking portfolio — one of the leading large enterprise networking equipment brands in China — includes products that span from the data center to the edge of the network and is targeted at large enterprises. The 3Com® family of products offers a strong price/performance value proposition for small and medium businesses. Our TippingPoint® security brand features network-based intrusion prevention systems (“IPS”) and network access control (“NAC”) solutions, which deliver in-depth, application, infrastructure and performance protection.
We believe our portfolio of products and services enables customers to deploy and manage business-critical voice, video, data and other advanced networking technologies in a secure, scalable, reliable and efficient network environment. We believe we offer customer-driven technology solutions that help enterprises optimize their budgets and resources, increase productivity, and realize their business goals. 3Com designs its solutions to offer customers a unique value proposition: lower total cost of ownership (“TCO”) and expert, responsive service. Our data center-to-edge enterprise networking solutions offer a common operating system to streamline system management, and are based on open standards to enable the use of best-of-breed applications from other vendors. We believe we offer a broad, fresh portfolio of products and solutions that disrupt the industry status quo.
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
Our products and services can generally be classified in the following categories:
▪	Switches and routers;

▪	Other networking equipment;

▪	Security; and

▪	Services.
We have introduced multiple new products targeted at the small, medium and large enterprise markets, including a data center switch; modular and multi-service switches and routers; converged IP solutions such as voice; video and surveillance; security; and unified switching solutions. Our recent product introductions and future product strategy are designed to offer a compelling value proposition to our customers, by leveraging open platform technology with options to integrate best-of-breed application solutions directly into their networks.
Business Environment and Future Trends
We operate today in a rapidly changing business environment due to the recent global economic slowdown and the current slow economic recovery. The last several years have been challenging due to the global economic recession, and we have experienced reduced demand, delayed or cancelled purchases and longer sales cycles. More recently, many regions in which we operate have stabilized and we have experienced the beginnings of a slow economic recovery. More specifically by region, our business is highly dependent on the Chinese economy, which has experienced strong growth in recent years. Our success in China has been due to the success of the direct-touch enterprise model, a mixture of core and new products and solution selling, and value creation for customers. While we believe that China may have been less affected than other regions by the global economic slowdown, it has experienced the effects of the downturn and our growth has slowed in China. While China’s growth rates have recently stabilized, it is unclear whether this stabilization will result in increased growth rates in the future. Additionally, we have seen and expect a continued significant reduction in sales to our largest customer, Huawei Technologies, throughout fiscal year 2010. Outside of China, which we call our “Rest of World” business, while our operations have been adversely impacted by the global economic slowdown, we have recently witnessed a slow recovery in many regions, although the increase in economic activity remains modest and it is not clear whether economic conditions in any particular jurisdiction will continue to improve or will experience a return to recessionary conditions. The slow recovery is evidenced by customers exercising restraint when considering IT-related capital spending. The above factors make it more challenging to predict our future performance.
Our strategy to address these business conditions is to market our solutions as providing exceptional quality for a good value and to remain competitive in the enterprise market. At the same time, we recognize that global spending on networking products and solutions is likely to continue to be under pressure for the foreseeable future. While the timing of a more robust recovery is unclear, we strive to be well positioned when it occurs.
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

Technology Strategy
We believe our principal research and development base in China provides a strong foundation for our global product development. Our strategy involves continuing to innovate, using China as a home market to introduce new products in the networking equipment industry and related markets and providing leading solutions for global markets. Our approach is to focus on activities that deliver differentiated products and solutions and drive reductions in product costs. Our current areas of focus include data center solutions, security, convergence of applications over IP, advanced switching, routing solutions and other advanced technologies.
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
•	Emerging markets outside of China — We expect to target growth opportunities outside of China in other developing markets. We believe that our successful penetration of the Chinese market has provided experience that is transferable to many emerging markets. We believe this experience will position us to gain market share in developing markets.
•	Developed global markets — Our goal in developed markets is to increase our market share. Our strategy is to focus on large enterprise and government accounts and to implement this strategy we intend to increase go to market resources. We intend to offer these customers our comprehensive end to end solutions and highlight our products’ price to performance value proposition and energy efficiency. Our goal is to be well positioned for a more robust economic recovery and in fact we have started to see some stabilization in recent months.
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

Significant Event
On November 11, 2009, 3Com Corporation, a Delaware corporation (“3Com”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among 3Com, Hewlett-Packard Company, a Delaware corporation (“HP”), and Colorado Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of HP (“Merger Sub”). Upon the terms of the Merger Agreement and subject to the terms set forth therein, Merger Sub will be merged with and into 3Com, and as a result 3Com will continue as the surviving corporation and a wholly owned subsidiary of HP (the “Merger”). Pursuant to the Merger Agreement, at the closing of the Merger, each issued and outstanding share of common stock of 3Com, other than shares owned by 3Com, HP or Merger Sub, or by any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be canceled and will be automatically converted into the right to receive $7.90 in cash, without interest.
3Com has scheduled a January 26, 2010 stockholders’ meeting for stockholders of record on December 9, 2009 to vote on the adoption of the Merger Agreement. The parties are currently targeting completion of the merger by the end of April 2010, however the exact timing cannot be predicted. The closing of the Merger is subject to the satisfaction or waiver of specified closing conditions, including, without limitation, (i) the adoption of the Merger Agreement by 3Com’s stockholders and (ii) the expiration or termination of waiting periods, and obtaining of requisite approvals or clearances, under specified antitrust and competition laws (including, without limitation, in China, the European Union and the United States, among others). On December 22, 2009, the relevant U.S. antitrust authorities granted early termination of the waiting period under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. For a further discussion of risks associated with the proposed acquisition, please refer to “Risk Factors” in Part II, Item 1A in this Form 10-Q.
Segment Reporting
In the first quarter of fiscal 2010, we changed the measures of segment profit and segment income to align to how we currently manage our business and report internally. Accordingly, our previously reported segment information has been revised to reflect our new measure of segment profit and segment income. Based on the information provided to our chief operating decision-maker (“CODM”) for purposes of making decisions about allocating resources and assessing performance, we have two primary businesses, our Networking Business and TippingPoint Security Business. Our Networking Business consists of the following sales regions as operating segments: China-based (including Japan and Hong Kong SAR), Asia Pacific Region excluding China-based sales region (“APR”), Europe Middle East and Africa (“EMEA”), Latin America (“LAT”), and North America (“NA”) regions. The APR, EMEA, LAT and NA operating segments have been aggregated given their similar economic characteristics, products, customers and processes, and have been consolidated as one reportable segment called, “Rest of World”. The China-based sales region does not meet the aggregation criteria at this time.
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

Summary of Three Months Ended November 30, 2009 Financial Performance
▪	Our sales in the three months ended November 30, 2009 were $322.2 million, compared to sales of $354.6 million in the three months ended November 30, 2008, a decrease of $32.4 million, or 9.1 percent.

▪	Our gross margin improved to 60.1 percent in the three months ended November 30, 2009 from 56.3 percent in the three months ended November 30, 2008.

▪	Our operating expenses (income) in the three months ended November 30, 2009 were $179.2 million, compared to $195.4 million in the three months ended November 30, 2008, a net decrease of $16.2 million, or 8.3 percent.

▪	Our net income in the three months ended November 30, 2009 was $20.0 million, compared to net income of $12.9 million in the three months ended November 30, 2008. Included in the three months ended November 30, 2009, is a $10.8 million reduction of income tax benefit (provision) due to the favorable adjustment recorded to reflect the finalization of our calendar 2008 China tax rate.

▪	Our balance sheet contains cash and equivalents and short term investments of $704.1 million as of November 30, 2009, compared to cash and equivalents and short term investments of $644.2 million at the end of fiscal 2009. The balance sheet also includes long-term debt of $112 million with $48 million classified as a current liability as of November 30, 2009, compared to long-term debt of $200 million with $48 million classified as a current liability as of May 31, 2009.
Summary of Six Months Ended November 30, 2009 Financial Performance
▪	Our sales in the six months ended November 30, 2009 were $612.7 million, compared to sales of $697.2 million in the six months ended November 30, 2008, a decrease of $84.5 million, or 12.1 percent.

▪	Our gross margin improved to 58.8 percent in the six months ended November 30, 2009 from 55.9 percent in the six months ended November 30, 2008.

▪	Our operating expenses (income) in the six months ended November 30, 2009 were $342.6 million, compared to $311.6 million in the six months ended November 30, 2008, a net increase of $31.0 million, or 9.9 percent. Included in the six months ended November 30, 2008 operating expenses (income) is $70.0 million of income related to the Realtek patent dispute resolution.

▪	Our net income in the six months ended November 30, 2009 was $27.5 million, compared to net income of $92.7 million in the six months ended November 30, 2008. Included in the six months ended November 30, 2009, is a $10.8 million reduction of income tax benefit (provision) due to the favorable adjustment recorded to reflect the finalization of our calendar 2008 China tax rate. Included in the six months ended November 30, 2008 net income is $70.0 million of income related to the Realtek patent dispute resolution.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are described in the Annual Report on Form 10-K for the fiscal year ended May 31, 2009. There have been no significant changes to these policies during the six months ended November 30, 2009. These policies continue to be those that we feel are most important to a reader’s ability to understand our financial results.

RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED NOVEMBER 30, 2009 AND 2008
The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	November 30		November 30
	2009	2008	2009	2008
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	39.9	43.7	41.2	44.1

Gross profit margin	60.1	56.3	58.8	55.9
Operating expenses (income):
Sales and marketing	29.1	25.0	29.1	25.1
Research and development	12.8	13.5	13.1	13.4
General and administrative	8.0	8.8	7.7	8.4
Amortization	5.2	7.1	5.5	7.2
Realtek patent resolution	—	—	—	(10.0)
Restructuring charges	0.5	0.7	0.5	0.6

Operating expenses, net	55.6	55.1	55.9	44.7

Operating income	4.5	1.2	2.9	11.2
Interest expense, net	(0.6)	(0.2)	(0.5)	(0.3)
Other income, net	1.8	4.5	2.9	4.1

Income before income taxes	5.7	5.5	5.3	15.0
Income tax benefit (provision)	0.5	(1.9)	(0.8)	(1.7)

Net income	6.2%	3.6%	4.5%	13.3%

Sales
Consolidated sales for the three and six months ended November 30, 2009 and 2008 by segment were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2009	2008	2009	2008
China-based sales region	$169.3	$199.8	$321.3	$375.2
Rest of World sales region	119.3	125.7	226.5	266.0
TippingPoint security business	35.9	31.0	68.5	59.2
Eliminations and other	(2.3)	(1.9)	(3.6)	(3.2)

Consolidated sales	$322.2	$354.6	$612.7	$697.2

Sales in our China-based sales region decreased $30.5 million, or 15.3 percent, in the three months ended November 30, 2009 and decreased $53.9 million, or 14.4 percent in the six months ended November 30, 2009 compared to the same periods in the previous fiscal year. The decrease in sales in the three and six months ended November 30, 2009 is primarily attributable to decreased sales to Huawei. Huawei sales decreased $45.6 million in the three months ended November 30, 2009 as compared to the same quarter in the prior fiscal year, partially offset by an increase of $14.9 million of China direct-touch sales. Huawei sales decreased $83.3 million in the six months ended November 30, 2009 as compared to the same period in the prior fiscal year, partially offset by an increase of $31.4 million of China direct-touch sales. The increase in China direct-touch sales in both the three and six months ended November 30, 2009 primarily relates to increased sales of $13.1 million and $21.2 million, respectively, of our WLAN products. When compared to our first quarter of fiscal 2010, however, our China-based sales region’s revenues for the three months ended November 30, 2009 increased by $17.3 million or 11.4 percent, reflecting the traction we have made with our China-direct touch sales force.

Sales in our Rest of World sales region decreased $6.4 million, or 5.1 percent, in the three months ended November 30, 2009 and decreased $39.5 million, or 14.8 percent in the six months ended November 30, 2009 compared to the same periods in the previous fiscal year. The decrease in sales in the three months November 30, 2009 is primarily attributable to decreased sales volume in our EMEA and LAT regions as we have experienced longer sales cycles, delayed or cancelled purchases and reduced incoming orders because of the global economic downturn as compared to the same period of the prior fiscal year. The decrease in sales in the six months November 30, 2009 is primarily attributable to decreased sales volume in all of our regions as we have experienced longer sales cycles, delayed or cancelled purchases and reduced incoming orders because of the global economic downturn as compared to the same period of the prior fiscal year. When compared to our first quarter of fiscal 2010, however, our Rest of World revenues for the three months ended November 30, 2009 increased by $12.1 million or 11.2 percent, reflecting the slow economic recovery and market stabilization we have recently experienced.
Sales in our TippingPoint security business increased $4.9 million, or 15.8 percent, in the three months ended November 30, 2009 and increased $9.3 million, or 15.7 percent in the six months ended November 30, 2009 compared to the same periods in the previous fiscal year. The increase in sales in the three and six months ended November 30, 2009 is primarily attributable to increased maintenance revenue of $2.6 million and $6.4 million, respectively, due to an increased number of maintenance contracts and a higher maintenance renewal rate in fiscal 2010 as compared to fiscal 2009. The increase is also attributable to increased product sales as our security products have been less affected by the global economic conditions.
Consolidated sales decreased by $32.4 million, or 9.1 percent, in the three months ended November 30, 2009 and decreased by $84.5 million, or 12.1 percent, in the six months ended November 30, 2009 compared to the same period in the previous fiscal year. The decrease in the three and six months ended November 30, 2009 compared to the same periods in the prior fiscal year is primarily due to a decrease of $45.6 million and $83.3 million in sales to Huawei, respectively. When compared to our first quarter of fiscal 2010, however, our consolidated sales for the three months ended November 30, 2009 increased by $32.1 million or 11.0 percent, reflecting the slow economic recovery and market stabilization we have recently experienced.
Sales by major product categories are as follows (dollars in millions):

	Three Months Ended November 30				Six Months Ended November 30
	2009		2008		2009		2008
Switches and routers	$213.6	66%	$256.6	73%	$408.8	67%	$510.8	73%
Other networking equipment	50.4	16%	43.5	12%	92.8	15%	84.6	12%
Security	46.1	14%	42.8	12%	87.1	14%	79.1	12%
Services	12.1	4%	11.7	3%	24.0	4%	22.7	3%

Total	$322.2	100%	$354.6	100%	$612.7	100%	$697.2	100%

Switches and routers revenue includes sales of our Layer 2 and Layer 3 stackable 10/100/1000 managed switching lines, our modular switching lines and routers. Sales of these products decreased $43.0 million or 16.8 percent in the three months ended November 30, 2009 and decreased $102.0 million or 20.0 percent in the six months ended November 30, 2009 compared to the same period in the previous fiscal year. The decrease in sales in the three and six months ended November 30, 2009 was primarily driven by decreased sales volume to Huawei as well as decreased volume in our other regions due to general economic conditions when compared with corresponding periods in the prior fiscal year.
Other networking equipment revenue includes sales of our VCX™ and NBX® voice-over-internet protocol, or VoIP, IP storage, IP surveillance and our WLAN products. Sales of our other networking equipment products increased $6.9 million or 15.9 percent in the three months ended November 30, 2009 and $8.2 million, or 9.7 percent, in the six months ended November 30, 2009 compared to the same period in the previous fiscal year. The increase in sales of our other networking products in the three months ended November 30, 2009 was primarily due to increased WLAN sales of $10.0 million, partially offset by decreased voice sales of $3.8 million. The increase in sales of our other networking products in the six months ended November 30, 2009 was primarily due to increased WLAN sales of $15.0 million, partially offset by decreased voice sales of $7.5 million.

Security revenue includes our TippingPoint™ products and services, as well as other security products, such as our embedded firewall, or EFW and virtual private network, or VPN, products. Sales of our security products increased $3.3 million or 7.7 percent in the three months ended November 30, 2009 and $8.0 million, or 10.1 percent for the six months ended November 30, 2009 compared to the same period in the previous fiscal year. The increase in the three and six months ended November 30, 2009 is primarily attributable to increased maintenance revenue of $2.6 million and $6.4 million, respectively, in our TippingPoint business due to an increased number of maintenance contracts and higher maintenance renewal rates in fiscal 2010 as compared to fiscal 2009.
Services revenue includes professional services and maintenance contracts, excluding TippingPoint maintenance which is included in security revenue. Services revenue increased $0.4 million or 3.4 percent in the three months ended November 30, 2009 and $1.3 million, or 5.7 percent, in the six months ended November 30, 2009 compared to the same period in the previous fiscal year. The increase in sales in the three and six months ended November 30, 2009 was driven primarily by increased service sales tied to growth in our China direct-touch sales.
Gross Margin
Gross margin for the three and six months ended November 30, 2009 and 2008 by segment was as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2009	2008	2009	2008
Networking business	57.5%	54.9%	56.4%	54.6%
TippingPoint security business	77.2%	67.5%	74.9%	68.5%
Consolidated margin	60.1%	56.3%	58.8%	55.9%
Gross margin in our Networking business improved 2.6 points to 57.5 percent in the three months ended November 30, 2009 from 54.9 percent, and 1.8 points to 56.4 percent in the six months ended November 30, 2009 from 54.6 percent in the same periods in the previous fiscal year. The improvement in gross profit margin for the three and six months ended November 30, 2009 is primarily explained by:
•	An improvement in our China sales region gross profit percent (2 percentage point improvement for the quarter and 2.6 points for the six months) as the percentage of sales to Huawei decreased significantly. The Huawei sales generally have a lower gross profit percentage than China-direct touch sales,
•	an improvement in our Rest of World sales region gross profit of 4.9 percent for the quarter and 3.3 percent for the six months due primarily to increases in average selling prices and favorable product mix (approximately 3 percentage points for the three months ended November 30, 2009 and 1 percentage point for the six months ended November 30, 2009), as well as lower average costs (approximately 2 percentage points for the three and the six months ended November 30, 2009),
•	and finally, supply chain costs in the Networking business decreased primarily due to lower warranty costs, as we have experienced lower product quality claims.
Gross margin in our TippingPoint security business increased 9.7 points to 77.2 percent in the three months ended November 30, 2009 from 67.5 percent in the same period of the previous fiscal year. In the six months ended November 30, 2009 gross margin increased 6.4 points to 74.9 percent from 68.5 percent in the same period of the previous fiscal year.
The improvement in gross profit margin in the three months ended November 30, 2009 is primarily explained by a 2.4 percentage point increase in standard margins due to new product introductions, a higher percentage of service contract renewals which generally carry a higher margin and a reduction in supply chain costs of approximately $2 million; driven primarily by lower reserves for excess and obsolete inventories than experienced in the prior year period.
The improvement in gross profit margin in the six months ended November 30, 2009 is primarily explained by a 2 percentage point increase in standard margins due to new product introductions, a higher percentage of service contract renewals which generally carry a higher margin and a reduction in supply chain costs of approximately $1.5 million; primarily lower reserves for excess and obsolete inventories than experienced in the prior year period.

Gross margin on a consolidated basis increased 3.8 points to 60.1 percent in the three months ended November 30, 2009 from 56.3 percent, and 2.9 percent to 58.8 percent in the six months ended November 30, 2009 from 55.9 in the same period in the previous fiscal year. This increase in the three and six months ended November 30, 2009 is due principally to the segment specific items discussed above.
Operating Expenses (Income)

	Three Months Ended				Six Months Ended
	November 30,		Change		November 30,		Change
(dollars in millions)	2009	2008	$	%	2009	2008	$	%
Sales and marketing	$93.8	$89.9	$3.9	4%	$178.5	$177.4	$1.1	1%
Research and development	41.4	49.3	(7.9)	(16)%	80.4	96.4	(16.0)	(17)%
General and administrative	25.8	28.6	(2.8)	(10)%	47.2	53.1	(5.9)	(11)%
Amortization	16.8	25.1	(8.3)	(33)%	33.8	50.2	(16.4)	(33)%
Patent dispute resolution	—	—	—	*	—	(70.0)	70.0	*
Restructuring charges	1.5	2.5	(1.0)	(40)%	2.7	4.5	(1.8)	(40)%

Operating expenses, net	$179.3	$195.4	$(16.1)	(8)%	$342.6	$311.6	$31.0	( 10%

*	- percentage calculation not meaningful.
Sales and Marketing
The most significant factor in the increase in the three months ended November 30, 2009 compared to the same period in fiscal 2009 was increased headcount as we transition to an enterprise sales model as well as increased agent commissions on China direct-touch sales, which increased 11 percent from the same period in the prior fiscal year. The most significant factor in the increase in the six months ended November 30, 2009 compared to the same period in fiscal 2009 was increased agent commissions on China direct-touch sales, which increased 13.6 percent, partially offset by lower headcount in our Rest of World sales region.
Research and Development
The most significant factor contributing to the decrease in the three and six months ended November 30, 2009 compared to the same periods in fiscal 2009 was savings from integration and consolidation of our Networking research and development to China.
General and Administrative
The most significant factor in the decrease in the three months ended November 30, 2009 compared to the same periods in fiscal 2009 was the absence of certain non-recurring expenses in the current period that were present in fiscal 2009. Specifically legal fees of $4.9 million related to patent settlements, $0.8 million of TippingPoint stand alone audit fees and $0.8 million of TippingPoint retention bonuses, partially offset by $4.6 million of HP acquisition-related expenses in the current period. The most significant factor in the decrease in the six months ended November 30, 2009 compared to the same periods in fiscal 2009 was the absence of certain non-recurring expenses in the current period that were present in fiscal 2009. Specifically legal fees of $4.9 million related to patent settlements, $0.8 million of TippingPoint stand alone audit fees and $0.8 million of TippingPoint retention bonuses, as well as lower compensation charges due to headcount reductions and lower discretionary spending, specifically in travel and entertainment, partially offset by $4.6 million of HP acquisition-related expenses in the current period.
Amortization
Amortization decreased $8.3 million and $16.4 million in the three and six months ended November 30, 2009, respectively, when compared to the previous fiscal year due primarily to our Huawei non-compete agreement becoming fully amortized during fiscal 2009.

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
Restructuring Charges
Net restructuring charges in the three months ended November 30, 2009 consisted of $1.6 million for severance and outplacement costs. Net restructuring charges in the six months ended November 30, 2009 consisted of $2.6 million for severance and outplacement costs and $0.1 million for facilities-related charges.
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
Interest Expense, Net
In the three and six months ended November 30, 2009, the Company incurred $1.9 million and $3.0 million, respectively, in net interest expense, versus net interest expense of $0.5 million and $1.8 million in same periods of the prior fiscal year. The increase in net interest expense is primarily due to accelerated deferred financing fee amortization due to the September 2009 $40 million principal prepayment as well as decreased interest income earned due to lower interest rates, partially offset by the decreased interest expense due to the decreased principal balance of our long term debt coupled with a lower LIBOR rate on the loan.
Other Income, Net
Other income, net was $5.9 million in the three months ended November 30, 2009, a decrease of $10.0 million compared to the three months ended November 30, 2008. Other income, net was $17.5 million in the six months ended November 30, 2009, a decrease of $11.3 million compared to the six months ended November 30, 2008. The decrease in the three and six months ended November 30, 2009 was primarily due to a decrease in amounts received under an operating subsidy program by the Chinese VAT authorities in the form of a partial refund of VAT taxes collected by our China-based sales region from purchasers of software products. The decrease also relates to foreign exchanges losses in fiscal 2010 compared to foreign currency gains in fiscal 2009. The decrease in the VAT is due to receiving two months worth of the subsidy in the second quarter of fiscal 2010 compared to three months in the second quarter of fiscal 2009 combined with a reduction in amounts granted by the Chinese VAT authorities compared to historical grants. We collected the third month of subsidies in October 2009 which will be reflected in our China subsidiaries’ results for the reporting period of October 1, 2009 through December 31, 2009, which falls within our third fiscal quarter of 2010. The subsidy payments are taken into income on a cash basis. The timing of the receipt of payments, the manner in which they are calculated, and the continuation of the program, are subject to the discretion of the Chinese VAT authorities. This program is scheduled to terminate on December 31, 2010.

Income Tax Provision
We recorded an income tax benefit of $1.6 million for the three months ended November 30, 2009, compared to an income tax expense of $6.9 million in the corresponding period of the previous fiscal year. For the six months ended November 30, 2009, we recorded income tax expense of $4.6 million compared to income tax expense of $12.1 million in the corresponding period of the previous fiscal year. The decrease in the three and six months ended November 30, 2009 is principally due to the favorable resolution of our 2008 tax rate in China resulting in a $10.8 million benefit recorded as a discrete item in the current quarter. During the three and six months ended November 30, 2009, taxes on our China based subsidiary were recorded at 15 percent compared to 9 percent for the three and six months ended November 30, 2008. The income tax provision in both periods was the result of providing for taxes in certain foreign jurisdictions at the prevailing statutory tax rates.
Segment Analysis (tables in thousands)
The results of our regional Networking segments, Central Functions, and our TippingPoint Security business as our CODM reviews their profitability are presented below.
China-based sales region:

	Three months ended		Six months ended
	November 30,		November 30,
	2009	2008	2009	2008
Sales	$169,297	$199,815	$321,310	$375,212
Standard margin	115,197	131,901	220,097	247,428
Direct sales and marketing expenses	39,372	36,513	74,411	70,113

Segment contribution profit	$75,825	$95,388	$145,686	$177,315

Segment contribution profit in the three months ended November 30, 2009 decreased $19.6 million to $75.8 million when compared to the same period of the prior fiscal year. Segment contribution profit in the six months ended November 30, 2009 decreased $31.6 million to $145.7 million when compared to the same period of the prior fiscal year. Segment contribution profit is standard margin less segment direct sales and marketing expenses. The decrease in the three and six months ended November 30, 2009 was primarily driven by decreased sales to Huawei as well as increased agent commissions on higher China direct-touch sales, partially offset by increased China direct-touch sales.
Rest of World sales region:

	Three months ended		Six months ended
	November 30,		November 30,
	2009	2008	2009	2008
Sales	$119,259	$125,688	$226,461	$266,002
Standard margin	73,525	71,861	136,520	154,114
Direct sales and marketing expenses	25,982	25,742	49,309	53,894

Segment contribution profit	$47,543	$46,119	$87,211	$100,220

Segment contribution profit in the three months ended November 30, 2009 increased $1.4 million to $47.5 million when compared to the same period of the prior fiscal year. Segment contribution profit in the six months ended November 30, 2009 decreased $13.0 million to $87.2 million when compared to the same period of the prior fiscal year. Segment contribution profit is standard margin less segment direct sales and marketing expenses. The increase in the three months ended November 30, 2009 primarily relates to higher standard margins due primarily to increases in average selling prices and increased sales volume of our H3C enterprise solutions. The decrease in the six months ended November 30, 2009 primarily relates to decreased sales in all regions due primarily to decreased volume as we have experienced longer sales cycles, delayed or cancelled purchases and reduced incoming orders because of the global economic downturn, partially offset by increases in average selling prices and increased sales volume of our H3C enterprise solutions.

Central Functions:

	Three months ended		Six months ended
	November 30,		November 30,
	2009	2008	2009	2008
Research and development expenses	$34,843	$41,712	$67,020	$81,029
Other operating expenses	52,448	61,029	108,495	121,051

Total cost and expenses	$87,291	$102,741	$175,515	$202,080

Total costs and expenses in the three months ended November 30, 2009 decreased $15.4 million to $87.3 million when compared to the same period of the prior fiscal year. Total costs and expenses in the six months ended November 30, 2009 decreased $26.6 million to $175.5 million when compared to the same period of the prior fiscal year. Other operating expenses include supply chain costs, general and administrative costs and central marketing costs excluding those included in Eliminations and Other. The decrease in the three and six months ended November 30, 2009 was primarily related to continued savings from integration of research and development, lower compensation charges due to headcount reductions and lower discretionary spending, specifically in travel and entertainment.
TippingPoint Security business:

	Three months ended		Six months ended
	November 30,		November 30,
	2009	2008	2009	2008
Sales	$35,870	$31,016	$68,466	$59,215
Standard margin	30,112	25,278	57,884	48,674
Direct sales and marketing expenses	12,754	11,918	23,782	21,991

Segment contribution profit	17,358	13,360	34,102	26,683

Research and development expenses	6,134	6,649	12,449	13,595

Segment income	$11,224	$6,711	$21,653	$13,088

TippingPoint segment income in the three months ended November 30, 2009 was $11.2 million compared to segment income of $6.7 million in the same period of the prior fiscal year. TippingPoint segment income in the six months ended November 30, 2009 was $21.7 million compared to segment income of $13.1 million in the same period of the prior fiscal year. Segment income is standard margin less direct sales and marketing and research and development expenses, excluding those included in Eliminations and Other. The increase in the three and six months ended November 30, 2009 was due primarily to higher standard margins on product sales and increased sales of maintenance service agreements in fiscal 2010 as compared to fiscal 2009. The increase is also attributable to increased product sales as our security products have been less affected by the global economic conditions.
LIQUIDITY AND CAPITAL RESOURCES
Cash and equivalents and short-term investments as of November 30, 2009 were $704.1 million, an increase of $59.9 million compared to the balance of $644.2 million as of May 31, 2009. These balances were comprised of the following (in millions):

	November 30,	May 31,
	2009	2009
Cash and equivalents	$704.1	$545.8
Short-term investments	—	98.4

Cash and equivalents and short-term investments	$704.1	$644.2

The following table shows the major components of our condensed consolidated statements of cash flows for the six months ended November 30, 2009 and 2008 (in millions):

	Six Months Ended
	November 30,
	2009	2008
Cash and equivalents, beginning of period	$545.8	$503.6
Net cash provided by operating activities	135.1	96.1
Net cash provided by (used in) investing activities	91.3	(11.3)
Net cash used in financing activities	(68.7)	(135.7)
Effect of exchange rate changes on cash and equivalents	0.6	8.1

Cash and equivalents, end of period	$704.1	$460.8

Net cash provided by operating activities was $135.1 million for the six months ended November 30, 2009 compared to $96.1 million in the six months ended November 30, 2008. The increase was primarily due to improvements in working capital, specifically accounts and notes receivable, inventories and an increase in deferred revenue as compared to the same period last year, partially offset by a decrease in net income of $65.3 million due to the patent dispute resolution of $70 million that was recorded in the prior year.
In the six months ended November 30, 2009, accounts receivable decreased in China as the Huawei sales decreased. In the six months ended November 30, 2008, accounts and notes receivable and inventories both increased as a result of significant sales increases during those periods.
Net cash provided by investing activities was $91.3 million for the six months ended November 30, 2009, resulting primarily from $98.7 million of proceeds for the maturity of short-term investments, partially offset by $7.4 million of outflows related to purchases of property and equipment.
Net cash used in financing activities was $68.7 million in the six months ended November 30, 2009. During the six months ended November 30, 2009, we made a principal payment of $88.0 million related to our long term debt, $40 million of which was a voluntary prepayment. We had proceeds of $21.5 million from issuances of our common stock upon exercise of stock options, partially offset by $2.2 million of repurchases of shares of restricted stock awards and units upon vesting from employees, including those shares to satisfy the tax withholding obligations that arise in connection with such vesting.
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
On September 28, 2009 our applicable LIBOR rates reset to 0.64 percent and the effective interest rate for the six months from that date will be 2.14 percent for the Tranche A Term Facility and 3.64 percent for the Tranche B Term Facility.
As of November 30, 2009, bank-issued standby letters of credit and guarantees totaled $7.1 million, including $6.3 million relating to potential foreign tax, custom, and duty assessments. We provide the bank with cash collateral for 100 percent of these amounts.
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
In recent years, we have generated most of our positive cash flow from our China operations. Our capital requirements in Rest of World have been met from cash flow from operations as well as from existing cash balances and permitted dividends from China. Dividends from our China operations to our Rest of World operations are generally subject to the following restrictions: (1) a 10 percent reserve requirement imposed by PRC law (capped at 50% of registered capital), which was $43.9 million at November 30, 2009), (2) a 5% withholding tax imposed by the PRC on profits earned on or after January 1, 2008 and (3) a credit agreement restriction limiting our ability to dividend cash outside of the H3C Group and requiring that a specified percentage of excess cash flow from China be annually used to prepay debt. There are also administrative requirements for making dividends out of China that involve filings with government agencies seeking approval to pay a dividend. Government officials can dictate when we can pay a dividend and can specify specific terms or conditions for making the payment. As of November 30, 2009 the H3C Group’s net assets were $808.8 million and are subject to these dividend restrictions.
An important exception to the credit agreement restriction permits us to annually dividend from China to Rest of World the percentage of H3C’s excess cash flow that is not required to be prepaid to the banks under the terms of the agreement, provided that certain conditions are met. In the six months ended November 30, 2009 we used this exception and made dividend payments of $155.0 million. No dividends were made to our parent company. We have no prepayment penalty on our loan and at this time our cash and cash equivalents balances significantly exceed our outstanding principal loan balance.
In Rest of World we currently do not generate positive cash flow. As a result of these factors, we intend to continue to manage cash and monitor discretionary cash spending, especially in periods prior to receipt of any available and permitted annual dividend payments from China.
On May 25, 2007, our subsidiary H3C Holdings Limited (“Borrower”) entered into an amended and restated credit agreement with various lenders, including Goldman Sachs Credit Partners L.P., as Mandated Lead Arranger, Bookrunner, Administrative Agent and Syndication Agent, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent (the “Credit Agreement”). Under the original credit agreement, the Borrower borrowed $430 million in the form of a senior secured term loan with two tranches (Tranche A and Tranche B) to finance a portion of the purchase price for 3Com’s acquisition of 49 percent of H3C Technologies Co., Limited, or H3C. Remaining principal is $112 million as of November 30, 2009 and the final loan maturity date is on September 28, 2012.
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
All amounts outstanding under the Tranche B Term Facility will bear interest, at the Borrower’s option, at the (i) LIBOR plus 3 percent or (ii) Base Rate (i.e., prime rate) plus 2 percent. We have elected to use LIBOR as the reference rate for borrowings to date, and expect to do so for the foreseeable future. Applicable LIBOR rates at November 30, 2009 were 0.64 percent and the effective interest rate is currently 2.14 percent for the Tranche A Term Facility and 3.64 percent for the Tranche B Term Facility.
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
Our Merger Agreement with HP generally prohibits us from raising equity or debt capital, or paying dividends to 3Com stockholders, without first obtaining HP’s prior written consent, which consent may not be unreasonably withheld, delayed or conditioned.
The final cash payment requirement under the H3C EARP (Equity Appreciation Rights Plan) is expected to occur in the spring of calendar 2010 in the amount of approximately $14 million.
We believe that our future cash requirements will likely include an aggregate of $5 million to $10 million for professional and other fees related to our proposed acquisition by HP that are not contingent on the closing of the deal.
We currently believe that our existing cash and equivalents, short-term investments and cash generated from operations will be sufficient to satisfy our anticipated cash requirements and required loan payments for at least the next 12 months.
EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Accounting Pronouncements — The Financial Accounting Standards Board (“FASB”) is the authoritative body for financial accounting and reporting in the United States. On July 31, 2009, the FASB Accounting Standards Codification (“the Codification”) became the authoritative source of accounting principles to be applied to the financial statements of nongovernmental entities prepared in accordance with GAAP. The following is a list of recent pronouncements issued by the FASB:
Recently Issued and Adopted Accounting Pronouncements
Business Combinations: Effective in the first quarter of fiscal 2010, the Company adopted the revised accounting guidance for business combinations. The more significant changes include an expanded definition of a business and a business combination; recognition of assets acquired, liabilities assumed and noncontrolling interests (including goodwill) measured at fair value at the acquisition date; recognition of acquisition-related expenses and restructuring costs separately from the business combination; recognition of assets acquired and liabilities assumed at their acquisition-date fair values with subsequent changes recognized in earnings; and capitalization of in-process research and development at fair value as an indefinite-lived intangible asset. The guidance also amends and clarifies the application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The impact of this accounting guidance and its relevant updates on the Company’s results of operations or financial position will vary depending on each specific business combination or asset purchase. The Company has not had any business combinations or asset purchases since the adoption of this pronouncement.
Noncontrolling Interests in Consolidated Financial Statements: The pronouncement requires the noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment and presentation of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary, and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. The Company adopted the pronouncement in the first quarter of Fiscal 2010. The adoption did not have any impact on the Company’s Condensed Consolidated Financial Statements.

Fair Value Measurements and Disclosures: The pronouncements define fair value, establish guidelines for measuring fair value, and expand disclosures regarding fair value measurements. In the first quarter of Fiscal 2010, the Company adopted the fair value measurements guidance for all nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption did not have a material impact on the Company’s Condensed Consolidated Financial Statements. See Note 3 of Notes to Condensed Consolidated Financial Statements for additional information. The Company did not choose the fair value option which allows entities to choose to measure many financial instruments and certain other items at fair value that previously were not required to be measured at fair value.
In the second quarter of Fiscal 2010, the Company adopted the fair value disclosure provision that requires the reporting of interim disclosures about the fair value of financial instruments previously only disclosed on an annual basis. The adoption did not have any impact on the Company’s Condensed Consolidated Financial Statements as it relates only to disclosures. The required disclosures are included in Note 3 of Notes to Condensed Consolidated Financial Statements.
Impairments of Debt Securities: The pronouncement changed the impairment recognition and presentation model for debt securities. An other-than-temporary impairment is now triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery in value, or the security is not expected to recover its entire amortized cost basis (“credit related loss”). Credit related losses on debt securities will be considered an other-than-temporary impairment recognized in earnings, and any other losses due to a decline in fair value relative to the amortized cost deemed not to be other-than-temporary will be recorded in other comprehensive income. The Company adopted the pronouncement in the second quarter of Fiscal 2010. The adoption did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
Earnings Per Share: The pronouncement provided guidance on determining whether instruments granted in share-based payment transactions are participating securities. Non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (“EPS”) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The company adopted this pronouncement in the first quarter of Fiscal 2010. The adoption had no material effect on basic or diluted EPS for any of the periods presented in these Condensed Consolidated Financial Statements.
Subsequent Events: The pronouncement codifies existing standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the pronouncement in the first quarter of Fiscal 2010. The adoption did not have any impact on the Company’s Condensed Consolidated Financial Statements. See Note 17 of Notes to Condensed Consolidated Financial Statements for additional information.
Recently Issued but Not Yet Adopted Accounting Pronouncements
Revenue Arrangements with Multiple Deliverables: The guidance amends the current revenue recognition guidance for multiple deliverable arrangements. It allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence, vendor objective evidence, or third-party evidence is unavailable. Additionally, it eliminates the residual method of revenue recognition in accounting for multiple deliverable arrangements. The guidance is effective for fiscal years beginning on or after June 15, 2010 (the Company’s Fiscal 2012), but early adoption is permitted. The Company is currently evaluating the impact that adoption of this pronouncement will have on the Company’s Financial Statements.
Revenue Arrangements with Software Elements: The pronouncement modifies the scope of the software revenue recognition guidance to exclude tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality. The pronouncement is effective for fiscal years beginning on or after June 15, 2010 (the Company’s Fiscal 2012), but early adoption is permitted. This guidance must be adopted in the same period an entity adopts the amended revenue arrangements with multiple deliverables guidance described above. The Company is currently evaluating the impact that adoption of this pronouncement will have on the Company’s Financial Statements.

Variable Interest Entities and Transfers of Financial Assets and Extinguishments of Liabilities: The pronouncement on transfers of financial assets and extinguishments of liabilities removes the concept of a qualifying special-purpose entity and removes the exception from applying variable interest entity accounting to qualifying special-purpose entities. The new guidance on variable interest entities requires an entity to perform an ongoing analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. The pronouncements are effective for fiscal years beginning after November 15, 2009. The Company will adopt the pronouncements for interim and annual reporting periods beginning in the first quarter of Fiscal 2011. The Company expects that adoption of this pronouncement will not have an impact on the Company’s financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity. Interest to be paid by us on our senior secured loan is at an interest rate based, at our option, on either the LIBOR or the prime rate, plus an applicable margin. We expect the base interest rate generally to be based on the published LIBOR rate, which is subject to change on a periodic basis. Recently, interest rates have trended downwards in major global financial markets, stabilizing at relatively low levels over the past few months. If these interest rate trends were to reverse, this will result in increased interest expense as a result of higher LIBOR rates. In addition, interest income received by us fluctuates based on prevailing market interest rates.
Foreign Currency Exchange Risk. A significant portion of our sales and a portion of our costs are denominated in Renminbi, the Chinese currency. At the same time, our senior secured bank loan — which we intend to service and repay primarily through cash flow from H3C’s PRC operations — is denominated in US dollars. In July 2005, China uncoupled the Renminbi from the U.S. dollar and let it float in a narrow band against a basket of foreign currencies. The Renminbi could appreciate or depreciate relative to the U.S. dollar. Any movement of the Renminbi may materially and adversely affect our cash flows, revenues, operating results and financial position, and may make it more difficult for us to service our U.S. dollar-denominated senior secured bank loan. More specifically, if the Renminbi appreciates in value as compared with the U.S. dollar, our reported revenues will derive a beneficial increase due to currency translation; and if the Renminbi depreciates, our revenues will suffer due to such depreciation. This currency translation impacts our expenses as well, but to a lesser degree. We believe a ten percent increase in exchange rates would not have a material effect on our financial position or results of operations.
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
ITEM 4. CONTROLS AND PROCEDURES
Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of November 27, 2009, our disclosure controls and procedures were effective.
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
There have been no changes in our internal control over financial reporting that occurred during the three months ended November 27, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risk Related to Proposed Acquisition by Hewlett-Packard Company
Our proposed acquisition by Hewlett-Packard Company creates unique risks in the time leading up to closing, and there are also risks relating to completing the conditions to closing; if the transaction is delayed or does not close, it could result in adverse effects on our business and stock price.
On November 11, 2009, we announced an agreement to be acquired by Hewlett-Packard Company pursuant to a merger agreement executed by the parties. We cannot assure you that the proposed acquisition will be consummated. In addition, the announcement and pendency of the merger could adversely affect and cause disruptions in our business, including, without limitation, affecting our relationships with our customers, partners, vendors and employees.
The closing of the Merger is subject to the satisfaction or waiver of specified closing conditions, including, without limitation, (i) the adoption of the Merger Agreement by 3Com’s stockholders and (ii) the expiration or termination of waiting periods, and obtaining of requisite approvals or clearances, under specified antitrust and competition laws (including, without limitation, in China, the European Union and the United States, among others). On December 22, 2009, the relevant U.S. antitrust authorities granted early termination of the waiting period under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The closing is also subject to the other closing conditions described in the merger agreement. We can neither guarantee that these closing conditions will be satisfied nor assure you that we will receive the required approvals. Accordingly, we cannot assure you that the proposed acquisition will be completed. In the event that the proposed acquisition is not completed or is delayed:
•	management’s and our employees’ attention may be diverted from our day-to-day business because matters related to the proposed acquisition may require substantial commitments of their time and resources;

•	we may lose key employees;

•	our relationships with customers, partners and vendors may be substantially disrupted as a result of uncertainties with regard to our business and prospects;

•	certain costs related to the proposed acquisition, such as legal and accounting fees and reimbursement of certain expenses, are payable by us whether or not the proposed acquisition is completed;

•	under certain circumstances, if the proposed acquisition is not completed we may be required to pay a termination (break-up) fee of up to $99 million; and

•	the market price of shares of our common stock may decline to the extent that the current market price of those shares reflects a market assumption that the proposed acquisition will be completed.

The merger agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed acquisition, and it restricts us, without Hewlett-Packard Company’s prior written consent, from taking certain specified actions until the acquisition is complete or the agreement is terminated, including, without limitation, not exceeding a certain amount in capital expenditures, not making dividends or acquisitions, not entering into certain types of contracts and other matters. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger with Hewlett-Packard Company that could be favorable to us and our stockholders. Further, we risk losing key employees due to the uncertainty posed by the pending transaction. Efforts are needed by our employees to ensure that during the pendency of the proposed transaction we continue to execute on our business plan and strategy, including research and development work on new products; sales and marketing efforts relating to current marketed products, as well as the launch of new products; and management of relationships with important stakeholders to avoid disruption with those companies and persons, including our customers, partners and vendors.
Since the announcement of the proposed acquisition, a number of putative class action lawsuits have been filed in relation to the acquisition See “Legal Proceedings” in Part II, Item 1 in this Form 10-Q for a description of pending litigation regarding the acquisition. Certain of these actions seek orders preliminarily and permanently enjoining the proposed acquisition or rescission of the transaction if it is consummated. We also could be subject to additional litigation related to the proposed acquisition whether or not it is consummated. While we currently believe all such litigation is without merit and will not succeed, these matters create additional uncertainty relating to the proposed transaction and defending the matters is costly and distracting to management.
Any of these events could have a material negative impact on our results of operations and financial condition and could adversely affect the price of our common stock.
Risk Related to Global Economic Conditions
If the global economic recovery continues to be slow, or if some or all of the regions in which we operate experience a return to recessionary economic conditions, our results may suffer.
The business conditions in which we operate are subject to rapid and unpredictable change due to the recent global economic slowdown and the current nascent and slow economic recovery. Many of the world’s economies are just emerging from a severe recession experienced over the last several years. Persistently tight credit conditions have made it harder for businesses to access needed capital. These factors have contributed to significant slowdowns in the technology industry in general over the last several years, and in many of the specific markets and geographies in which we operate, resulting in:
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
Our business is heavily dependent on China, a country whose historic strong growth rates slowed significantly over the last several years. While China’s growth rates have recently stabilized, it is unclear whether this stabilization will result in increased growth rates in the future. Outside of China, economies generally appear to be experiencing a slow recovery from the global recession, although the increase in economic activity remains modest and it is not clear whether economic conditions in any particular jurisdiction will continue to improve or will experience a return to recessionary conditions. The slow recovery is evidenced by customers exercising restraint when considering IT-related capital spending.
The above factors make it more challenging to predict our future performance. If global economic and credit conditions in the major regions in which we operate, particularly in China, persist, spread, or deteriorate further, if the recovery continues to be slow, or if we experience a return to recessionary economic conditions, we may continue to experience a negative impact on our business, operating results and financial condition.

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
We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. As of November 27, 2009, our total debt balance was $112 million, of which $48 million is classified as a current liability.
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
For the fiscal quarter ended November 27, 2009, our China-based sales region was profitable, accounted for approximately 53 percent of our consolidated revenue and generated the majority of our positive cash flow from operations. Our China-based sales region is subject to specific risks relating to its ability to:
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
We historically have and currently derive a material portion of our sales from Huawei, which formerly held a significant investment in our H3C subsidiary. In the three months ended November 27, 2009, which includes results from our China-based sales region’s September 30, 2009 quarter, Huawei accounted for approximately 11 percent of the revenue for our China-based sales region and approximately 6 percent of our consolidated revenue. Huawei’s percentage of our China-based sales region’s revenues has been trending downward from 46 percent during the 3 months ended November 30, 2006, to the current level. This decrease has been accelerating. We expect Huawei to continue to reduce its business with us and we believe that its purchases in absolute dollars will likely continue to decrease significantly. Huawei does not have any minimum purchase requirements under our existing OEM agreement, which expires in November 2010. We believe Huawei has begun to sell, and likely will continue to sell, internally-developed networking equipment with respect to some of the products it formerly purchased from us. We further believe Huawei also has access to other networking equipment vendors that sell products comparable to our solutions. If and to the extent any of these events occur and/or continue, it will likely have an adverse impact on our sales and business performance. In order to minimize any adverse impact on our results from any decreased sales to Huawei, we need to successfully execute on our business strategies including, without limitation, increasing direct touch sales of networking products inside and outside of China. If we are not successful in these efforts, the risks described above, including adverse impacts to our financial results, may be heightened.
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
To increase market share outside of China and develop our global enterprise brand we must be increasingly successful in capturing larger enterprise and government opportunities (in addition to our small-and-medium size business). Our ability to achieve such success is subject to numerous risks and challenges, including those described below. Increasing our enterprise business will likely require a greater investment in sales and marketing, as well as the provision and maintenance of a global service organization that can respond to enterprise customers. The sales cycle is generally longer for enterprise accounts (possibly yielding uneven and unpredictable revenue from quarter to quarter) when compared to our small-and-medium-size business. We also expect intense competition from larger industry participants, many of whom possess a significantly larger market share and installed base than us. We will also need to be perceived by decision making officers of large enterprises as committed for the long-term to the enterprise networking business. We will also need to compete favorably on the offering of features and functionality that these enterprise customers demand; if our competitors are more effective at such efforts our ability to convert pipeline opportunities into sales will suffer. We seek to develop and expand the global channel for our H3C product portfolio, in particular outside of China. Our push to further expand sales to large enterprises may be disruptive in a variety of ways, including the risk our increased direct-touch sales efforts are perceived by existing channel partners as competitive or viewed by market participants as indicating a diminished focus on the small-and-medium business market. We will need to maintain an infrastructure that permits us to effectively document, process, manage, ship and account for these larger transactions. To gain market share, our global branding strategy (H3C for enterprise, 3Com for small-and-medium business and TippingPoint for security solutions) must be positively received by our customers, potential customers and channel partners. This strategy is relatively new.
If we fail to manage a transition outside of China to a business model focused more heavily on enterprise-class business, we will not achieve our business goals and our business results may suffer.

Our strategy also involves select integration activities between different parts of our business. Our H3C acquisition significantly increased the size, scope and complexity of 3Com, and we have since taken actions designed to maximize the potential of our integrated company. Overall, we seek to address the different cultures, languages and business processes of the two companies, and to leverage H3C and its brand on a global basis. Integration efforts may include streamlined research and development/engineering functions; coordinated product line management efforts; integrated sales and marketing, general and administrative, IT and supply chain functions; new branding strategies; and continued exploration of further initiatives to reduce expenses and unify the companies. We are also more fully integrating our TippingPoint business, including adding additional security features to our networking products. If we are not successful in executing the integration strategies we choose to implement, our business may be harmed.
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
The senior management team at our China-based sales segment has been highly effective. We need to continue to incentivize and retain China-based management. We cannot be sure we will be successful in these efforts. If we are not successful, our China-based sales region may suffer, which, in turn, will have a material adverse impact on our consolidated business. Many of these senior managers, and other key China-based employees, originally worked for Huawei prior to the inception of our former joint venture with Huawei in China. Subject to non-competition agreements with us (if applicable), these employees could return to work for Huawei at any time. Huawei is not subject to any non-solicitation obligations with respect to us. Further, former Huawei employees employed by us may retain financial interests in Huawei.
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
As Huawei expands its operations, offerings and markets, there could be increasing instances where we compete directly with Huawei in the enterprise networking market. As a significant customer of our China-based segment, Huawei has had, and continues to have, access to H3C products for resale. This access enhances Huawei’s current ability to compete directly with us both in China and in the rest of the world. We risk competition from enterprise products that Huawei internally develops and markets or sources from our equipment manufacturer competitors. Huawei has historically sold our networking products to carrier customers (who purchase for themselves and their own enterprise customers). We believe Huawei sells internally developed products to meet carrier demand for these products and it is possible Huawei may also use these products to market and sell more directly to enterprise customers in the future. Huawei is not bound by any contractual non-competition obligations with us. We also sell carrier class products in China through our direct-touch sales force in competition with Huawei and other carrier market equipment providers.
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
We rely on our research and development base in Beijing, China to develop and design most of our new technologies, products and solutions. These engineers develop products for all of the global markets in which we participate and must design solutions for the developed world as well as for China and other emerging markets. Developed markets may have different products features and customer requirements than emerging markets, and we must timely develop product solutions that satisfy our customers on a worldwide basis. If we are not successful at these efforts, our business will suffer.
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
We distribute many of our products through two-tier distribution channels that include distributors and VARs. In some instances, we also use a system integrator. A significant portion of our sales is concentrated among a few distributors; our two largest distributors accounted for a combined 17 percent of our consolidated revenue for the three months ended November 27, 2009. If either of these distributors reduces its business with us, our sales and overall results of operations could be adversely affected.
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
If overall demand for our products or the mix of demand for our products is significantly different from our expectations, we may face inadequate or excess component supply or inadequate (such as, if the current slow economic recovery accelerates faster than our ability to fill orders) or excess manufacturing capacity. This would result in orders for products that could not be manufactured in a timely manner, or a buildup of inventory that could not easily be sold. Either of these situations could adversely affect our market share, sales and results of operations or financial position.
If we fail to adequately evolve our financial and managerial control and reporting systems and processes, our ability to manage and grow our business may be negatively affected.
Our ability to successfully offer our products and services and implement our business plan in a rapidly evolving market depends in part upon effective planning and management processes and systems. Our company has undergone substantial change in the last several years, including strategic changes, operational changes, personnel changes and structural changes. We have had significant turnover in the executive management team and other parts of our employee population, acquired H3C (which has experienced considerable growth over a short period of time and now represents more than half of our sales) and implemented substantial downsizing in our businesses and infrastructure outside of China. These changes have increased our challenges and we will need to continue to improve, integrate and upgrade our financial and managerial control and our reporting systems and procedures in order to manage our business effectively, analyze and make sound business decisions and improve efficiencies. If we fail to implement improved systems and processes, our ability to manage our business and results of operations could be adversely affected.

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
Due to our dependence on China, if China were to experience a broad and prolonged economic slowdown or period of political or social unrest, our results of operations would likely suffer. The Chinese government has also from time-to-time implemented certain measures to control the pace of economic growth or to stimulate the economy. Measures to stimulate growth may not work and measures to control growth could cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.
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
New tax regulations came into effect on January 1, 2008 establishing the corporate income tax rate of 25 percent (phased in over time for certain companies) for companies subject to income tax in China. The new law also provided for a reduced tax rate of 15% for companies which qualify as “new and high technology” enterprises. Our main operating subsidiary in China, Hangzhou H3C Technologies Co., Ltd, has qualified for this reduced tax rate and accordingly, we expect that our long-term tax rate in China will be 15%.
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
We benefit from a program run by the Chinese authorities which effectively provides us with nontaxable subsidy payments based on a percentage of the value-added tax, or VAT, collected by H3C on the sales of our software. We have recorded substantial income from this program since inception. The VAT subsidy payments are recorded in “other income” on a cash basis when actually received from the government. The timing of the receipt of payments is subject to the discretion of the Chinese tax authorities who must calculate and approve each application for these subsidies. The program ends on December 31, 2010, is subject to the complete discretion of the Chinese tax authorities and may be discontinued, reduced, or deferred at any time. If any of these events occur, our results of operations will likely be adversely affected.
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
Approximately 45 percent of our sales and a portion of our costs are denominated in Renminbi, the Chinese currency. At the same time, our senior secured bank loan — which we intend to service and repay primarily through cash flow from our China-based operations — is denominated in U.S. dollars. In July 2005, China uncoupled the Renminbi from the U.S. dollar and let it float in a narrow band against a basket of foreign currencies. The Renminbi could appreciate or depreciate relative to the U.S. dollar. Any movement of the Renminbi may materially and adversely affect our cash flows, revenues, operating results and financial position, and may make it more difficult for us to service our U.S. dollar-denominated senior secured bank loan. More specifically, if the Renminbi appreciates in value as compared with the U.S. dollar, our reported revenues will derive a beneficial increase due to currency translation; and if the Renminbi depreciates, our revenues will suffer due to such depreciation. This currency translation impacts our expenses as well, but to a lesser degree. In some of our historical periods, we have benefited from the currency translation of Renminbi, but our results may in the future be harmed by it.
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
In addition, the legal systems of many foreign countries do not protect or honor intellectual property rights to the same extent as the legal system of the United States. For example, in China, the legal system in general, and the intellectual property regime in particular, are still in the developmental stage. It may be very difficult, time-consuming and costly for us to attempt to enforce our intellectual property rights in these jurisdictions.
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
Historically, our stock price has experienced volatility. We expect that our stock price may continue to experience volatility in the future due to a variety of potential factors such as:
•	announcements/expectations concerning the closing of our announced proposed acquisition by Hewlett-Packard Company;
•	fluctuations in our quarterly results of operations and cash flow;
•	changes in our cash and equivalents and short term investment balances;
•	our ability to execute on our strategic plan, including our core business strategy to emphasize larger enterprise and government account business;
•	general economic conditions on a global basis or in our key markets, such as China;
•	variations between our actual financial results and published analysts’ expectations; and
•	announcements by our competitors, and announcements by, sales to or loss of significant customers.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes repurchases of our stock, including shares surrendered to satisfy tax withholding obligations, in the quarter ended November 30, 2009:

				Total Number of	Approximate Dollar
	Total			Shares Purchased	Value of Shares
	Number		Average	as Part of Publicly	that May Yet Be
	of Shares		Price Paid	Announced Plans	Purchased Under the
Period	Purchased		per Share	or Programs	Plans or Programs
August 29, 2009 through September 25, 2009	59,484	(1)	$4.48	—	$—
September 26, 2009 through October 23, 2009	34,473	(1)	5.35	—	—
October 24, 2008 through November 27, 2009	105,200	(1)	5.46	—	—

Total	199,157		$5.15	—	$—

(1)	Includes shares surrendered to us to satisfy tax withholding obligations that arose upon the vesting of restricted stock awards and units of 54,484 in September 2009, 34,473 in October 2009 and 105,200 in November 2009.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Annual Meeting of Stockholders was held on September 23, 2009.

(b)	Each of the persons named in the Proxy Statement as a nominee for director was elected and the proposals listed below were approved. The following are the voting results of the proposals:
ITEM 1 To elect five Class I Directors to the Board of Directors.

Nominees:
Kathleen A. Cote	For	341,758,803	Withhold	7,748,275
David H. Y. Ho	For	342,070,558	Withhold	7,436,520
Robert Y. L. Mao	For	342,356,088	Withhold	7,150,990
J. Donald Sherman	For	330,714,470	Withhold	18,792,608
Dominique Trempont	For	341,729,464	Withhold	7,777,613
Other Directors whose term of office as a director continued after the meeting were Eric A. Benhamou, Gary T. DiCamillo, James R. Long and Ronald Sege.

ITEM 2	To amend and restate the Company’s Certificate of Incorporation to de-classify the Company’s Board of Directors and ensure consistency with the Company’s Bylaws.

For	343,257,751
Against	5,544,599
Abstain	704,855

ITEM 3	To ratify the appointment of Deloitte & Touche LLP as the Company’s independent public accountants for the fiscal year ending May, 2010.

For	342,300,676
Against	6,864,716
Abstain	341,812
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	002-92053	2.1	4/4/00

2.2	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.	10-Q	002-92053	2.11	4/4/00

2.3	Agreement and Plan of Merger, dated December 13, 2004, by and among the Registrant, Topaz Acquisition Corporation and TippingPoint Technologies, Inc.	8-K	000-12867	2.1	12/16/04

2.4	Securities Purchase Agreement by and among 3Com Corporation, 3Com Technologies, Huawei Technologies Co., Ltd. and Shenzen Huawei Investment & Holding Co., Ltd., dated as of October 28, 2005	8-K/A	000-12867	2.1	3/30/06

2.5	Stock Purchase Agreement by and between Shenzhen Huawei Investment & Holding Co., Ltd. and 3Com Technologies, dated as of December 22, 2006	8-K	000-12867	10.1	12/27/06

2.6	Agreement and Plan of Merger by and among 3Com Corporation, Diamond II Holdings Inc. and Diamond II Acquisition Corp., dated September 28, 2007	8-K/A	000-12867	2.1	9/28/07

2.7	Agreement and Plan of Merger by and among 3Com Corporation, Hewlett-Packard Company, and Colorado Acquisition Corporation, dated November 11, 2009	8-K	000-12867	2.1	11/12/09

3.1	Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on September 23, 2009	8-K	000-12867	3.1	9/24/09

3.2	Registrant’s Bylaws, as amended on December 10, 2008	8-K	000-12867	3.1	12/16/08

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.1	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002 (“Rights Agreement”)	8-A/A	000-12867	4.1	11/27/02

4.2	Amendment No. 1 to Rights Agreement, dated as of September 28, 2007	8-K/A	000-12867	4.1	9/28/07

4.3	Amendment No. 2 to Rights Agreement, dated as of November 11, 2009	8-K	000-12867	4.1	11/12/09

10.1	Form of 3Com Corporation 2003 Stock Plan, as amended, Independent Director Restricted Stock Unit Grant Award Agreement*					X

31.1	Certification of Principal Executive Officer					X

31.2	Certification of Principal Financial Officer					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3Com Corporation (Registrant)
Dated: January 6, 2010	By:	/s/ Jay Zager
Jay Zager
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and a duly authorized officer of the registrant)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Master Separation and Distribution Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999	10-Q	002-92053	2.1	4/4/00

2.2	Indemnification and Insurance Matters Agreement between the Registrant and Palm, Inc.	10-Q	002-92053	2.11	4/4/00

2.3	Agreement and Plan of Merger, dated December 13, 2004, by and among the Registrant, Topaz Acquisition Corporation and TippingPoint Technologies, Inc.	8-K	000-12867	2.1	12/16/04

2.4	Securities Purchase Agreement by and among 3Com Corporation, 3Com Technologies, Huawei Technologies Co., Ltd. and Shenzen Huawei Investment & Holding Co., Ltd., dated as of October 28, 2005	8-K/A	000-12867	2.1	3/30/06

2.5	Stock Purchase Agreement by and between Shenzhen Huawei Investment & Holding Co., Ltd. and 3Com Technologies, dated as of December 22, 2006	8-K	000-12867	10.1	12/27/06

2.6	Agreement and Plan of Merger by and among 3Com Corporation, Diamond II Holdings Inc. and Diamond II Acquisition Corp., dated September 28, 2007	8-K/A	000-12867	2.1	9/28/07

2.7	Agreement and Plan of Merger by and among 3Com Corporation, Hewlett-Packard Company, and Colorado Acquisition Corporation, dated November 11, 2009	8-K	000-12867	2.1	11/12/09

3.1	Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on September 23, 2009	8-K	000-12867	3.1	9/24/09

3.2	Registrant’s Bylaws, as amended on December 10, 2008	8-K	000-12867	3.1	12/16/08

4.1	Third Amended and Restated Preferred Shares Rights Agreement, dated as of November 4, 2002 (“Rights Agreement”)	8-A/A	000-12867	4.1	11/27/02

4.2	Amendment No. 1 to Rights Agreement, dated as of September 28, 2007	8-K/A	000-12867	4.1	9/28/07

4.3	Amendment No. 2 to Rights Agreement, dated as of November 11, 2009	8-K	000-12867	4.1	11/12/09

10.1	Form of 3Com Corporation 2003 Stock Plan, as amended, Independent Director Restricted Stock Unit Grant Award Agreement*					X

31.1	Certification of Principal Executive Officer					X

31.2	Certification of Principal Financial Officer					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan