Form 10-Q
period 2010-02-26
3COM CORP
filed 2010-04-06
CIK 738076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 26, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 26, 2010, 398,163,780 shares of the registrant’s common stock were outstanding.

3COM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED FEBRUARY 28, 2010

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
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the following aspects of our business: global economic slowdown, nascent economic recovery and effects and strategy; core business strategy to leverage China and emphasize larger enterprise business; China-based sales region strategy, growth, dependence, expected benefits, tax rate, sales from China and expected decline in sales to Huawei; impact of recent accounting regulations; expected annual amortization expense; environment for enterprise networking equipment; challenges relating to sales growth; trends and goals for segments and regions; pursuit of termination fee in connection with now-terminated proposed acquisition by affiliates of Bain Capital; supply of components; research and development focus; execution of our strategy; strategic product and technology development plans; goal of sustaining profitability; short-term management of cash during economic slowdown and nascent recovery; intercompany dividends from China; ability to satisfy cash requirements for at least the next twelve months; restructuring activities and expected charges to be incurred; expected cost savings from restructuring activities and integration; potential acquisitions and strategic relationships; future contractual obligations; recovery of deferred tax assets and balance of unrecognized tax benefits; reserves; market risk; outsourcing; competition; expectation regarding base interest rates; impact of foreign currency fluctuations; belief regarding meritorious defenses to litigation claims and effects of litigation; the ability of our company and Hewlett-Packard Company (“HP”) to consummate the announced acquisition of our company by HP (the “Merger”); satisfaction of closing conditions precedent to the consummation of the proposed Merger, including obtaining antitrust approvals in China; the affect on our business, operations and financial results of the announcement, the pendency, and activities relating to the Merger; and the affect of certain restrictions on our ability to conduct our business under the acquisition agreement with HP. In some cases, you can identify these and other forward-looking statements by the use of words such as “may,” “can,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any forward-looking statements.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
3COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
(In thousands, except per share data)	2010	2009	2010	2009
Sales	$345,880	$324,707	$958,546	$1,021,919
Cost of sales	137,086	138,878	389,559	446,671

Gross profit	208,794	185,829	568,987	575,248

Operating expenses (income):
Sales and marketing	100,543	85,541	279,085	262,943
Research and development	47,997	45,229	128,365	141,630
General and administrative	21,323	27,593	68,479	80,699
Amortization	16,506	23,106	50,332	73,330
Patent dispute resolution	—	—	—	(70,000)
Restructuring charges	47	2,860	2,732	7,361

Operating expenses, net	186,416	184,329	528,993	495,963

Operating income	22,378	1,500	39,994	79,285
Interest income (expense), net	683	(3,333)	(2,327)	(5,131)
Other income, net	19,676	16,528	37,143	45,298

Income before income taxes	42,737	14,695	74,810	119,452
Income tax provision	(1,346)	(12,828)	(5,966)	(24,878)

Net income	$41,391	$1,867	$68,844	$94,574

Basic net income per share	$0.10	$0.00	$0.17	$0.24

Diluted net income per share	$0.10	$0.00	$0.17	$0.24

Shares used in computing per share amounts:
Basic	396,253	384,679	392,905	393,868

Diluted	411,546	386,377	403,771	395,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28,	May 31,
(In thousands, except per share data)	2010	2009
ASSETS
Current assets:
Cash and equivalents	$795,014	$545,818
Short-term investments	—	98,357
Notes receivable	26,688	40,590
Accounts receivable, less allowance for doubtful accounts of $9,019 and $9,645, respectively	129,998	112,771
Inventories	114,972	90,395
Other current assets	48,977	56,982

Total current assets	1,115,649	944,913
Property and equipment, less accumulated depreciation of $176,652 and $172,717, respectively	36,747	40,012
Goodwill	609,297	609,297
Intangible assets, net	148,432	198,624
Deposits and other assets	22,823	22,511

Total assets	$1,932,948	$1,815,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,907	$68,350
Current portion of long-term debt	48,000	48,000
Accrued liabilities and other	484,388	394,103

Total current liabilities	607,295	510,453
Deferred taxes and long-term obligations	37,218	40,729
Long-term debt	64,000	152,000
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value, 990,000 shares authorized; shares issued: 398,088 and 389,284, respectively	2,378,781	2,336,961
Retained deficit	(1,221,678)	(1,290,522)
Accumulated other comprehensive income	67,332	65,736

Total stockholders’ equity	1,224,435	1,112,175

Total liabilities and stockholders’ equity	$1,932,948	$1,815,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	February 28,
(In thousands)	2010	2009
Cash flows from operating activities:
Net income	$68,844	$94,574
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	66,467	97,156
Stock-based compensation expense	17,579	18,187
Impairment of property and equipment	—	1,150
Loss on property and equipment disposals	288	581
Deferred income taxes	(12,123)	(7,466)
Changes in assets and liabilities:
Accounts and notes receivable	(3,243)	(13,560)
Inventories	(23,319)	(22,006)
Other assets	15,667	6,771
Accounts payable	6,247	(20,929)
Other liabilities	88,393	41,874

Net cash provided by operating activities	224,800	196,332

Cash flows from investing activities:
Proceeds from maturities and sales of investments	98,661	—
Purchases of property and equipment	(11,170)	(12,778)
Proceeds from sale of property and equipment	40	223

Net cash provided by (used in) investing activities	87,531	(12,555)

Cash flows from financing activities:
Issuances of common stock	28,480	3,022
Repurchases of common stock	(4,158)	(51,383)
Repayment of long term debt	(88,000)	(88,000)

Net cash used in financing activities	(63,678)	(136,361)

Effect of exchange rate changes on cash and equivalents	543	8,901

Net change in cash and equivalents during period	249,196	56,317
Cash and equivalents, beginning of period	545,818	503,644

Cash and equivalents, end of period	$795,014	$559,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

3COM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our financial position as of February 26, 2010 and May 29, 2009, our results of operations for the three and nine months ended February 26, 2010 and February 27, 2009 and our cash flows for the nine months ended February 26, 2010 and February 27, 2009.
We use a 52 or 53 week fiscal year ending on the Friday nearest to May 31. For convenience, the condensed consolidated financial statements have been shown as ending on the last day of the calendar month. Accordingly, the three and nine months shown as ended February 28, 2010 actually ended on February 26, 2010, the three and nine months shown as ended February 28, 2009 ended on February 27, 2009, and the balance sheet presented as of February 28, 2010 and May 31, 2009 actually was as of February 26, 2010 and May 29, 2009, respectively. The results of operations for the three and nine months ended February 28, 2010 may not be indicative of the results to be expected for the fiscal year ending May 28, 2010 or any other future periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended May 29, 2009.
Certain prior period amounts have been reclassified to conform to the current year presentation. Specifically, in the condensed consolidated statements of operations we have reclassified $2.8 million from general and administrative expenses to sales and marketing, and to research and development expenses, in the amounts of $1.3 million and $1.5 million, respectively, for the three months ended February 28, 2009, and $8.1 million from general and administrative expenses to sales and marketing, and to research and development expenses, in the amounts of $3.8 million and $4.3 million, respectively, for the nine months ended February 28, 2009.
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

NOTE 2. STOCK-BASED COMPENSATION
In order to determine the fair value of stock options and employee stock purchase plan shares, we use the Black-Scholes option pricing model and apply the single-option valuation approach to the stock option valuation. In order to determine the fair value of restricted stock awards and restricted stock units we use the closing market price of 3Com common stock on the date of grant. We recognize stock-based compensation expense on a straight-line basis over the requisite service period for time-based vesting awards of stock options, restricted stock awards, restricted stock units, and the employee stock purchase plan. Certain of the stock options may vest on an accelerated basis and certain restricted stock units are earned contingent upon the future achievement of financial performance metrics. Performance metrics for the performance period are determined by the Compensation Committee of the Board of Directors in its sole discretion. For unvested stock options outstanding as of May 31, 2006, we continue to recognize stock-based compensation expense using the accelerated attribution method.
As of February 28, 2010, total unrecognized stock-based compensation expense relating to unvested employee stock options, restricted stock awards, restricted stock units, and the employee stock purchase plan, as adjusted for estimated forfeitures, was $5.2 million, $1.5 million, $18.0 million and $0.2 million, respectively. These amounts are expected to be recognized over a weighted-average period of 2.0 years for stock options, 1.2 years for restricted stock awards, 2.0 years for restricted stock units and 0.1 years for employee stock purchase plan. If actual forfeitures differ from current estimates, total unrecognized stock-based compensation expense will be adjusted for future changes in estimated forfeitures.
Stock-based compensation recognized and disclosed is based on the Black-Scholes option pricing model for estimating the fair value of options granted under the company’s equity incentive plans. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The underlying weighted-average assumptions used in the Black-Scholes model and the resulting estimates of fair value per share were as follows for options granted during the three and nine months ended February 28, 2010 and February 28, 2009:

	Three Months Ended February 28,						Nine Months Ended February 28,
	2010			2009			2010	2009
Employee stock options:
Volatility		*			51.3%		57.0%	51.3%
Risk-free interest rate		*			1.9%		2.1%	2.6%
Dividend yield		*			0.0%		0.0%	0.0%
Expected life (years)		*			6.0		4.1	4.7

Weighted average grant date fair value		*			$1.28		$1.83	$1.04

Restricted stock awards:
Weighted average grant date fair value		*		$	*		*	$2.28

Restricted stock units:
Weighted average grant date fair value		$7.49			$2.51		$4.20	$2.35

Employee Stock Purchase Plan:
Volatility		*	%		*	%	64.8%	77.7%
Risk-free interest rate		*	%		*	%	0.2%	1.2%
Dividend yield		*	%		*	%	0.0%	0.0%
Expected life (years)		*			*		0.5	0.5

Weighted average grant date fair value	$	*		$	*		$1.70	$0.90

*	No grants during the period

The following table presents stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009

Cost of sales	$557	$596	$1,688	$1,916
Sales and marketing	2,147	1,371	5,818	4,742
Research and development	538	552	1,437	2,329
General and administrative	3,219	3,144	8,636	8,756
Restructuring charges	—	444	—	444

Stock-based compensation expense before tax	$6,461	$6,107	$17,579	$18,187

Stock Options. Stock option activity for the nine months ended February 28, 2010 and 2009, was as follows (shares in thousands):

	Nine Months Ended February 28,
	2010		2009
		Weighted		Weighted
	Number of	average	Number of	average
	shares	exercise price	shares	exercise price
Outstanding May 31, 2009 and 2008	28,361	$4.92	43,925	$4.98
Granted	2,419	4.00	1,403	2.30
Exercised	(6,590)	3.99	(979)	1.48
Forfeited	(326)	4.01	(3,239)	4.34
Expired	(2,526)	6.12	(11,342)	5.39

Outstanding February 28, 2010 and 2009	21,338	$4.97	29,768	$4.88

As of February 28, 2010, there were approximately 13.3 million options exercisable with a weighted-average exercise price of $5.95 per share. By comparison, there were approximately 20.0 million options exercisable as of February 28, 2009 with a weighted-average price of $5.69 per share.
During the nine months ended February 28, 2010 and 2009 approximately 6.6 million and 1.0 million options were exercised at an aggregate intrinsic value of $13.7 million and $0.7 million, respectively. The exercise intrinsic value is calculated as the difference between the market value on the exercise date and the exercise price of the options. The closing market value as of February 26, 2010 was $7.63 per share as reported by the NASDAQ Global Select Market. The aggregate intrinsic value of options outstanding and options exercisable as of February 28, 2010 was $72.8 million and $38.4 million, respectively. The weighted-average remaining contractual life of options outstanding and options exercisable were 3.6 years and 2.6 years, respectively. The aggregate options outstanding and options exercisable intrinsic value is calculated for options that are in-the-money as the difference between the market value as of February 28, 2010 and the exercise price of the options.
Options outstanding that are vested and expected to vest as of February 28, 2010 are as follows:

Weighted
		Weighted	Average
	Number of	average	Remaining	Aggregate
	Shares	Grant-Date	Contractual	Intrinsic Value
	(in thousands)	Fair Value	Life (in years)	(in thousands)
Vested and expected to vest at February 28, 2010	18,992	$5.16	3.3	$62,927

Restricted Stock Awards. Restricted stock award activity during the nine months ended February 28, 2010 and 2009 was as follows (shares in thousands):

	Nine Months Ended February 28,
	2010		2009
		Weighted		Weighted
	Number of	average	Number of	average
	Shares	Grant-Date	Shares	Grant-Date
	(unvested)	Fair Value	(unvested)	Fair Value
Outstanding May 31, 2009 and 2008	1,459	$2.94	3,095	$3.43
Granted	—	—	325	2.28
Vested	(337)	3.27	(734)	3.94
Forfeited	(17)	4.64	(745)	3.75

Outstanding February 28, 2010 and 2009	1,105	$2.82	1,941	$2.92

During the nine months ended February 28, 2010 and 2009 approximately 0.3 million and 0.7 million restricted stock awards with an aggregate fair value of $1.7 million and $1.6 million, respectively, became vested. Total aggregate intrinsic value of restricted stock awards outstanding as of February 28, 2010 was $8.4 million.
Restricted Stock Units. Restricted stock unit activity during the nine months ended February 28, 2010 and 2009 was as follows (shares in thousands):

	Nine Months Ended February 28,
	2010		2009
		Weighted		Weighted
	Number of	average	Number of	average
	Shares	Grant-Date	Shares	Grant-Date
	(unvested)	Fair Value	(unvested)	Fair Value
Outstanding May 31, 2009 and 2008	6,161	$2.78	5,744	$3.59
Granted	6,062	4.20	5,071	2.35
Vested	(2,192)	3.01	(2,445)	3.51
Forfeited	(536)	3.40	(1,246)	3.16

Outstanding February 28, 2010 and 2009	9,495	$3.60	7,124	$2.81

During the nine months ended February 28, 2010 and 2009 approximately 2.2 million and 2.4 million restricted units with an aggregate fair value of $12.2 million and $5.4 million, respectively, became vested. Total aggregate intrinsic value of restricted stock units outstanding at February 28, 2010 was $72.4 million. Restricted stock units outstanding at February 28, 2010 had a weighted-average remaining contractual life of 1.3 years. Total aggregate intrinsic value of restricted stock units outstanding and expected to vest at February 28, 2010 was $53.6 million. Restricted stock units outstanding and expected to vest at February 28, 2010 had a weighted-average remaining contractual life of 1.1 years.
Employee Stock Purchase Plan. We have an employee stock purchase plan (“ESPP”) under which eligible employees may authorize payroll deductions of up to ten percent of their compensation, as defined, to purchase common stock at a price of 85 percent of the lower of the fair market value as of the beginning or the end of the six-month offering period. In September 2008, our stockholders approved an increase of eight million shares available for issuance under the ESPP. We recognized $1.4 million and $1.0 million of stock-based compensation expense in the nine months ended February 28, 2010 and 2009, respectively, associated with the ESPP. Employee stock purchases generally occur only in the quarters ending November 30 and May 31.

NOTE 3: FAIR VALUE
Fair Value Hierarchy
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, notes receivable, accounts payable, and long-term debt. The carrying value of cash, short-term investments, accounts receivable, notes receivable and accounts payable approximates their fair market values due to their short-term nature. The Company believes that the carrying value of its outstanding debt approximates fair value, because the debt bears interest at variable rates.
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
Assets Measured at Fair Value on a Recurring Basis
Assets measured at fair value on a recurring basis consisted of the following types of instruments and were reported as cash and equivalents as of February 28, 2010:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
	(In thousands)

Assets
Cash and equivalents:
Time deposits and bank deposits with a maturity less than 3 months	$—	$441,138	$—	$441,138
Money market fund deposits	248,776	—	—	248,776
China government bonds and bank bills with a maturity of less than 3 months	105,100	—	—	105,100

Total assets measured at fair value	$353,876	$441,138	$—	$795,014

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
Restructuring charges related to these various initiatives were $0.05 million in the three months ended February 28, 2010 and $2.9 million in the three months ended February 28, 2009. Primarily all of the $0.05 million of net expense in the third quarter of fiscal 2010 consists of severance and outplacement costs. The severance and outplacement costs primarily relate to severance for certain of our sales and marketing employees as the Company continues to shift our focus increasingly on the larger enterprise market. Primarily all of the $2.9 million of net expense in the third quarter of fiscal 2009 resulted from severance and outplacement costs. The severance and outplacement costs in the third quarter of fiscal 2009 primarily relate to the integration of our TippingPoint segment. Restructuring charges for the nine months ended February 28, 2010 were $2.7 million, and restructuring charges for the first nine months of fiscal 2009 were $7.4 million.
Restructuring charges of $0.1 million for the three months ended February 28, 2010 related to our TippingPoint segment, while our Networking segment had a net credit of $0.02 million. Restructuring charges of $1.7 million and $1.0 million for the nine months ended February 28, 2010 related to our Rest of World sales region in our Networking business and TippingPoint segment, respectively. Restructuring charges of $0.9 million and $2.0 million for the three months ended February 28, 2009 related to our Networking business and TippingPoint segment, respectively. Restructuring charges of $5.4 million and $2.0 million for the nine months ended February 28, 2009 related to our Networking business and our TippingPoint segment, respectively.
Accrued liabilities associated with restructuring charges total $0.1 million as of February 28, 2010 and are included in the caption “Accrued liabilities and other” in the accompanying consolidated balance sheets. These liabilities are classified as current because we expect to satisfy such liabilities in cash within the next 12 months.
Fiscal 2010 Actions
Activity and liability balances related to the fiscal 2010 restructuring actions, are as follows (in thousands):

	Employee	Other
	Separation	Restructuring
	Expense	Costs	Total
Balance as of May 31, 2009	$—	$—	$—

Provisions	2,528	150	2,678
Payments and non-cash charges	(2,416)	(150)	(2,566)

Balance as of February 28, 2010	$112	$—	$112

Employee separation expenses include severance pay, outplacement services, medical and other related benefits. The reduction in workforce affected employees involved in research and development, sales and marketing, customer support, and general and administrative functions. Non-cash charges include stock-based compensation charges as applicable.
We expect to complete any remaining activities related to actions initiated in fiscal 2010 during fiscal 2010.
Fiscal 2007 through 2009 Actions
Activity and liability balances related to the fiscal 2007 through 2009 restructuring actions are as follows (in thousands):

	Employee
	Separation	Facilities-related
	Expense	Charges	Total
Balance as of May 31, 2009	$1,477	$47	$1,524

Provisions	52	2	54
Payments and non-cash charges	(1,529)	(12)	(1,541)

Balance as of February 28, 2010	$—	$37	$37

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
During the three and nine months ended February 28, 2010, the balance of unrecognized tax benefits decreased by $1.0 million and increased by $1.6 million, respectively. As of February 28, 2010, we had unrecognized tax benefits, including interest and penalties, of $23.5 million, all of which, if recognized, would impact our effective tax rate. As of February 28, 2010, the accrued interest and penalties related to uncertain tax positions were $3.6 million and $0, respectively, which has been recorded within the balance of unrecognized tax benefits.
As of February 28, 2010 we estimate that the balance of unrecognized tax benefits will decrease by approximately $5.4 million over the next twelve months as a result of the expiration of various statutes of limitations on the assessment of income tax.
Under special agreement with the tax authorities certain of our annual Chinese income tax filings for the calendar year ended December 31, 2008 were not filed until August 14, 2009, pending the resolution of an uncertainty over the applicable 2008 income tax rate in China. Calendar year 2008 was the final year during which our main operating company in China, Hangzhou H3C Technologies Co. Ltd (“HH3C”), was entitled to certain tax concessions under a tax holiday agreement. The Company provided for income taxes in China for calendar 2008 at 15 percent. In July 2009, the Tax Bureau of Hangzhou Binjiang District notified the Company that it could enjoy the reduced rate of 9 percent for the 2008 calendar year. The impact of this discrete income tax item was a benefit of $10.8 million which has been reflected in our fiscal second quarter results as a reduction to income tax provision.
On December 31, 2009, HH3C was granted Key Software Development Enterprise (“KSDE”) status by the Hangzhou Tax Bureau. Status as a KSDE allows the Company to enjoy a 10 percent income tax rate retroactively applied for all of calendar year 2009. The impact of this discrete income tax item is a benefit of $9.9 million for the three months ended February 28, 2010. Status as a KSDE needs to be applied for and granted annually. There can be no assurance that the KSDE status will be granted in future years. Accordingly, the tax rate for calculating HH3C’s deferred tax assets and liabilities as of December 31, 2009 remains at the 15 percent income tax rate applicable to New and High Technology companies.

Income tax payments, net of refunds, were $41.0 million and $9.9 million for the nine months ended February 28, 2010 and 2009, respectively.
NOTE 7. COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2010	2009	2010	2009
Net income	$41,391	$1,867	$68,844	$94,574
Other comprehensive income:
Change in accumulated translation adjustments	(1,212)	(2,307)	1,596	2,194

Total comprehensive income (loss)	$40,179	$(440)	$70,440	$96,768

NOTE 8. NET INCOME PER SHARE
The following represents a reconciliation from basic earnings per common share to diluted earnings per common share. Stock options and restricted stock (awards and units) of 12.9 million and 3.8 million, respectively, were outstanding at February 28, 2010 but were not included in the computation of diluted earnings per share because they were antidilutive. Stock options and restricted stock (awards and units) of 29.0 million and 8.2 million, respectively, were outstanding at February 28, 2009, but were not included in the computation of diluted earnings per share because they were antidilutive.

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
(in thousands except per share data)	2010	2009	2010	2009

Determination of shares:
Weighted average shares outstanding	396,253	384,679	392,905	393,868
Assumed conversion of dilutive stock options	8,460	789	5,694	873
Assumed conversion of restricted stock (awards and units)	6,833	909	5,172	491

Diluted weighted average shares outstanding	411,546	386,377	403,771	395,232

Basic earnings per share	$0.10	$0.00	$0.17	$0.24
Diluted earnings per share	$0.10	$0.00	$0.17	$0.24
We have consistently applied the two class earnings per share methodology in all periods reported. Earnings per share has been the same under both methods except the nine months ended February 28, 2010. In the nine months ended February 28, 2010 the two class method changes the basic earnings per share from $0.18 per share to $0.17 per share.
NOTE 9. INVENTORIES
The components of inventories are as follows (in thousands):

	February 28, 2010	May 31, 2009
Finished goods	$93,658	$69,860
Work-in-process	4,287	3,420
Raw materials	17,027	17,115

Total	$114,972	$90,395

NOTE 10. INTANGIBLE ASSETS, NET
Intangible assets consist of (in thousands, except for weighted average remaining life):

	February 28, 2010				May 31, 2009
	Weighted				Weighted
	Average				Average
	Remaining				Remaining
	Amortization		Accumulated		Amortization		Accumulated
	Period	Gross	Amortization	Net	Period	Gross	Amortization	Net
Existing technology	2.8	$398,454	$(312,636)	$85,818	3.6	$398,178	$(272,460)	$125,718
Trademark	NA	55,502	—	55,502	NA	55,502	—	55,502
OEM agreement	0.3	26,883	(24,668)	2,215	1.0	23,777	(14,852)	8,925
Maintenance agreements	1.0	19,000	(16,100)	2,900	1.7	19,000	(13,724)	5,276
Other	1.3	22,706	(20,709)	1,997	2.0	22,697	(19,494)	3,203

		$522,545	$(374,113)	$148,432		$519,154	$(320,530)	$198,624

During the nine months ended February 28, 2010 our gross intangible assets increased by $3.4 million due to the appreciation on the Renminbi affecting the value of certain intangible assets related to our H3C subsidiary. Net intangible assets at February 28, 2010 in our China-based sales region were $139.5 million and in our TippingPoint segment were $8.9 million.
Annual amortization expense related to intangible assets is expected to be as follows for each of the following five succeeding fiscal years (in thousands):

	Remainder
	of 2010	2011	2012	2013	2014	2015
Amortization expense	$16,451	$42,242	$17,144	$17,093	—	—
We apply the provisions of ASC 350 “Goodwill and Other Intangible Assets” to goodwill and intangible assets with indefinite lives (our trademark) which are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. We performed our annual goodwill impairment review as of February 26, 2010 for our TippingPoint segment and December 31, 2009 for our China-based region (as our China-based region reports on a two month lag), and noted no impairment of goodwill or intangible assets with indefinite lives. In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. Reporting unit valuations have been calculated using a combination of an income approach based on the present value of future cash flows of each reporting unit and a market approach. The income approach incorporates many assumptions including future growth rates, discount factors, expected capital expenditures and income tax cash flows. Changes in economic and operating conditions impacting these assumptions could result in a goodwill impairment in future periods. In conjunction with our annual goodwill impairment tests, we reconcile the sum of the valuations of all of our reporting units to our market capitalization as of such dates.
Goodwill as of February 28, 2010 and May 31, 2009 was $609.3 million. Goodwill in our Networking business was $455.9 million for both periods and goodwill in our TippingPoint segment was $153.4 million (net of accumulated impairments of $158.0 million) for both periods.
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

The following table summarizes the activity in the allowance for estimated warranty costs for the nine months ended February 28, 2010 and 2009 (in thousands):

	Nine Months Ended
	February 28,
	2010	2009
Accrued warranty, beginning of period	$29,587	$36,897
Cost of warranty claims processed during the period	(18,596)	(23,613)
Provision for warranties related to products sold during the period	14,994	19,308

Accrued warranty, end of period	$25,985	$32,592

NOTE 12. LONG-TERM DEBT AND OTHER BANK OBLIGATIONS
Senior Secured Credit Agreement — H3C Holdings Limited
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

Leverage Ratio	LIBOR +	Base Rate +
>3.0:1.0	2.25%	1.25%
≤3.0:1.0 but > 2.0:1.0	2.00%	1.00%
≤2.0:1.0 but > 1.0:1.0	1.75%	0.75%
≤1.0:1.0	1.50%	0.50%
All amounts outstanding under the Tranche B Term Facility will bear interest, at the Borrower’s option, at the (i) LIBOR plus 3 percent or (ii) Base Rate (i.e., prime rate) plus 2 percent. We have elected to use LIBOR as the reference rate for borrowings to date. Applicable LIBOR rates, which were established on September 28, 2009, at February 28, 2010 were 0.64 percent and the effective interest rate at February 28, 2010 was 2.14 percent for the Tranche A Term Facility and 3.64 percent for the Tranche B Term Facility. On March 29, 2010 the LIBOR rates reset to 0.44 percent and the effective interest rate will be 1.94 percent for the Tranche A Term Facility and 3.44 percent for the Tranche B Term Facility and will remain the rates until September 28, 2010.
Required payments under the loan are generally expected to be serviced by cash flows from the H3C Group.
Borrowings under the Credit Agreement may be prepaid in whole or in part without premium or penalty if paid at the time of making a semi-annual interest payment. The Borrower will be required to make mandatory prepayments using net proceeds from H3C Group (i) asset sales, (ii) insurance proceeds and (iii) equity offerings or debt incurrence. In addition, to the extent there exists excess cash flow as defined under the Credit Agreement, the Borrower will be required to make annual prepayments. Any excess cash flow amounts not required to prepay the loan may be distributed to and used by the Company outside of the H3C Group, provided certain conditions are met.
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

The Borrower must maintain a minimum debt service coverage, minimum interest coverage, maximum capital expenditures and a maximum total leverage ratio. Negative covenants restrict, among other things, (i) the incurrence of indebtedness by the Borrower and its subsidiaries, (ii) the making of dividends and distributions to the Company outside of the H3C Group, (iii) the ability to make investments including in new subsidiaries, (iv) the ability to undertake mergers and acquisitions and (v) sales of assets. As of February 28, 2010, the H3C Group’s net assets were $877.3 million and are subject to these dividend restrictions. Also, cash dividends from the PRC subsidiaries to H3C, and H3C to the Borrower, will be subject to restricted use pending payment of principal, interest and excess cash flow prepayments. Standard events of default apply.
Remaining payments of the $112 million principal are due on September 28, of each year as follows, (in thousands):

Calendar Year	3Com Fiscal Year	Tranche A	Tranche B
2010	2011	46,000	2,000
2011	2012	—	20,000
2012	2013	—	44,000
On September 28, 2009, in addition to our regular principal payment of $48.0 million, the Company made a voluntary prepayment of $40.0 million of principal, for which the Company did not incur a penalty and all of which was applied to reduce our fiscal year 2013 Tranche B principal balance. We recorded accelerated amortization of deferred financing fees $0.9 million in our second fiscal quarter related to the voluntary prepayment. The Company also made interest payments of $4.1 million on September 28, 2009 and $1.7 million on March 29, 2010.
In the three and nine months ended February 28, 2010 we recorded interest expense of $1.6 million and $8.0 million, respectively, compared to $6.6 million and $15.3 million in the same period of the prior fiscal year. In the three and nine months ended February 28, 2010 we recorded interest income of $2.2 million and $5.7 million, respectively, compared to $3.2 million and $10.2 million in the same period of the prior fiscal year.
Other Bank Obligations
As of February 28, 2010, bank-issued standby letters of credit and guarantees totaled $7.0 million, including $6.0 million relating to potential foreign tax, custom, and duty assessments. These instruments are entered into in support of our commercial operations. We provide the bank with cash collateral for 100 percent of these amounts. Restricted cash held as collateral was $7.0 million and is included in deposits and other assets on the Condensed Consolidated Balance Sheet.
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
Summarized financial information of our results of operations by segment for the three and nine months ended February 28, 2010 and 2009 is as follows.

	Three Months Ended February 28, 2010
	Networking Business			TippingPoint
		Rest of		Security
		World		Business
	China-based	Sales	Central	Tipping	Eliminations/
(in thousands)	sales region	Region	Functions(a)	Point(b)	Other		Total

Sales	$187,963	$123,401	$—	$37,868	$(3,352	)c	$345,880
Standard margin	133,300	79,033	—	32,076	(557	)d	243,852
Direct sales & marketing expenses	43,109	26,354	—	13,543	2,147	d	85,153

Segment contribution profit (loss)	90,191	52,679	—	18,533	(2,704)		158,699

Research & development expenses	—	—	40,409	7,050	538	d	47,997

Segment income	$—	$—	$—	$11,483	$—

Other operating expenses			61,567	4,183	22,574	e	88,324

Operating income							$22,378

	Three Months Ended February 28, 2009
	Networking Business			TippingPoint
		Rest of		Security
		World		Business
	China-based	Sales	Central	Tipping	Eliminations/
(in thousands)	sales region	Region	Functions(a)	Point(b)	Other		Total

Sales	$190,385	$102,836	$—	$33,284	$(1,798	)c	$324,707
Standard margin	128,160	61,365	—	28,288	(596	)d	217,217
Direct sales & marketing expenses	36,581	23,360	—	10,882	1,371	d	72,194

Segment contribution profit (loss)	91,579	38,005	—	17,406	(1,967)		145,023

Research & development expenses	—	—	37,574	7,103	552	d	45,229

Segment income	$—	$—	$—	$10,303	$—

Other operating expenses			56,146	9,488	32,660	e	98,294

Operating income							$1,500

	Nine Months Ended February 28, 2010
	Networking Business			TippingPoint
		Rest of		Security
		World		Business
	China-based	Sales	Central	Tipping	Eliminations/
(in thousands)	sales region	Region	Functions(a)	Point(b)	Other		Total

Sales	$509,273	$349,862	$—	$106,334	$(6,923	)c	$958,546
Standard margin	353,397	215,553	—	89,960	(1,688	)d	657,222
Direct sales & marketing expenses	117,520	75,663	—	37,325	5,818	d	236,326

Segment contribution profit (loss)	235,877	139,890	—	52,635	(7,506)		420,896

Research & development expenses	—	—	107,429	19,499	1,437	d	128,365

Segment income	$—	$—	$—	$33,136	$—

Other operating expenses			170,062	13,421	69,054	e	252,537

Operating income							$39,994

	Nine Months Ended February 28, 2009
	Networking Business			TippingPoint
		Rest of		Security
		World		Business
	China-based	Sales	Central	Tipping	Eliminations/
(in thousands)	sales region	Region	Functions(a)	Point(b)	Other		Total

Sales	$565,597	$368,838	$—	$92,499	$(5,015	)c	$1,021,919
Standard margin	375,588	215,479	—	76,962	(1,916	)d	666,113
Direct sales & marketing expenses	106,194	77,254	—	32,873	4,742	d	221,063

Segment contribution profit (loss)	269,394	138,225	—	44,089	(6,658)		445,050

Research & development expenses	—	—	118,603	20,698	2,329	d	141,630

Segment income	$—	$—	$—	$23,391	$—

Other operating expenses			177,697	22,641	23,797	e	224,135

Operating income							$79,285

a —	Included in our Central Function results were depreciation expenses of $4.4 million and $8.1 million for the three months ended February 28, 2010 and 2009, respectively, and $14.2 million and $21.1 million for the nine months ended February 28, 2010 and 2009, respectively.

b —	Included in our TippingPoint segment profit were depreciation expenses of $0.8 million and $0.8 million for the three months ended February 28, 2010 and 2009, respectively, and $2.8 million and $2.8 million for the nine months ended February 28, 2010 and 2009, respectively.

c —	Represents eliminations for inter-company revenue between Networking and TippingPoint during the respective periods.

d —	Represents stock-based compensation in all periods.

e —	Includes stock-based compensation, amortization, and restructuring in all periods plus acquisition related costs, proceeds from the Realtek patent dispute resolution, property and equipment impairment and legal settlement accruals where applicable.

Identifiable assets (in thousands)	February 28, 2010	May 31, 2009

China-based sales region(1)(2)	$1,371,856	$1,378,059
Rest of World sales region(1)	1,029,098	875,788
TippingPoint	245,708	228,440
Eliminations(3)	(713,714)	(666,930)

Total	$1,932,948	$1,815,357

(1)	Included in our identifiable assets for both our China-based sales region and Rest of World sales region are Central Function assets. We do not segregate these assets as the CODM does not review the segment assets in that manner.

(2)	Our China-based sales region identifiable assets are the same as those held by our H3C subsidiary.

(3)	The eliminations primarily relate to the Rest of World sales region investment in subsidiaries and intercompany transactions.

	Nine Months Ended
	February 28,
Total Expenditures for Additions to Property and Equipment (in thousands)	2010	2009

China-based sales region(1)	$3,301	$4,934
Rest of World sales region(1)	6,652	5,585
TippingPoint	1,217	2,259

Total	$11,170	$12,778

(1)	Included in our capital expenditures for both our China-based sales region and Rest of World sales region are Central Function expenditures for additions to property and equipment. We do not segregate these expenditures as the CODM does not review the segment in that manner.
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

	Three Months Ended February 28,				Nine Months Ended February 28,
	2010		2009		2010		2009

Switches and routers	$234,433	67.8%	$227,583	70.1%	$643,194	67.1%	$738,343	72.3%
Other networking equipment	48,521	14.0%	41,679	12.8%	141,344	14.7%	126,311	12.4%
Security	48,286	14.0%	43,553	13.4%	135,387	14.1%	122,682	12.0%
Services	14,640	4.2%	11,892	3.7%	38,621	4.1%	34,583	3.3%

Total	$345,880	100%	$324,707	100%	$958,546	100%	$1,021,919	100%

NOTE 14. GEOGRAPHIC INFORMATION
Sales by geographic region are as follows (in thousands):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
China	$187,963	$183,758	$503,274	$544,136
Europe, Middle East, and Africa	59,134	52,982	161,037	181,348
North America	45,839	43,300	151,278	144,461
Asia Pacific (except China)	24,049	23,850	71,738	81,147
Latin and South America	28,895	20,817	71,219	70,827

Total	$345,880	$324,707	$958,546	$1,021,919

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
On December 5, 2001, TippingPoint and two of its current and former officers and directors, as well as the managing underwriters in TippingPoint’s initial public offering, were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit, which is part of a consolidated action that includes over 300 similar actions, is captioned In re Initial Public Offering Securities Litigation, Brian Levey vs. TippingPoint Technologies, Inc., et al. (Civil Action Number 01-CV-10976). The principal allegation in the lawsuit is that the defendants participated in a scheme to manipulate the initial public offering and subsequent market price of TippingPoint’s stock (and the stock of other public companies) by knowingly assisting the underwriters’ requirement that certain of their customers had to purchase stock in a specific initial public offering as a condition to being allocated shares in the initial public offerings of other companies. In relation to TippingPoint, the purported plaintiff class for the lawsuit is comprised of all persons who purchased TippingPoint stock from March 17, 2000 through December 6, 2000. The suit seeks rescission of the purchase prices paid by purchasers of shares of TippingPoint common stock. On September 10, 2002, TippingPoint’s counsel and counsel for the plaintiffs entered into an agreement pursuant to which the plaintiffs dismissed, without prejudice, TippingPoint’s former and current officers and directors from the lawsuit. In March 2009, TippingPoint signed a settlement agreement with the plaintiffs. On April 2, 2009, all the parties to the lawsuit (including all plaintiffs, issuers, and underwriters) filed settlement documents with the District Court. On June 10, 2009 the District Court issued its preliminary approval of the settlement. From June 2009 to September 2009, the plaintiffs sent notifications to approximately 7 million potential class members, 140 of whom objected and approximately 350 of whom opted out. The judge conducted the final approval hearing on September 10, 2009, and thereafter, on October 5, 2009, issued an order approving the settlement. Several objectors have filed an appeal of this Order with the Court of Appeals for the Second Circuit. These appeals are currently pending. The settlement, if approved by the Court of Appeals, will fully dispose of this lawsuit. Any direct financial impact of the settlement is expected to be borne by TippingPoint’s insurers. If the Court of Appeals does not approve the settlement for any reason and the litigation against TippingPoint continues, we intend to defend this action vigorously, but cannot make any predictions about the outcome. To the extent necessary, we will seek indemnification and/or contribution from the underwriters in TippingPoint’s initial public offering pursuant to its underwriting agreement with the underwriters. However, there can be no assurance that indemnification or contribution will be available to TippingPoint or enforceable against the underwriters.
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

Between November 12, 2009 and November 24, 2009, eight purported class action complaints were filed in the Court of Chancery of the State of Delaware against 3Com and all of the current members of 3Com’s board of directors. Seven of the complaints name Hewlett-Packard Company (“HP”) as a defendant. Four of the complaints also name Merger Sub as a defendant. The plaintiffs, David Shaev, Leonard Ahern, Richard Hall, Larry McIntyre, Alan Kahn, Ashok Madan, County of York Employees Retirement Plan, and Pipefitters Local No. 636 Defined Benefit Plan, all claim that they were stockholders of 3Com and that they filed their lawsuits on behalf of themselves and a class consisting of all public stockholders of 3Com. Among other things, the complaints, captioned Shaev v. 3Com Corporation, et al., Civil Action No. 5067, Ahern v. Cote, et al., Civil Action No. 5068, Hall v. 3Com Corporation, et al., Civil Action No. 5073, McIntyre v. 3Com Corporation, et al., Civil Action No. 5080, Kahn v. 3Com Corporation, et al., Civil Action No. 5087, Madan v. 3Com Corporation, et al., Civil Action No. 5092, County of York Employees Retirement Plan v. 3Com Corporation, et al., Civil Action No. 5098, and Pipefitters Local No. 636 Defined Benefit Plan v. Cote, et al., Civil Action No. 5103, generally allege that the members of 3Com’s board of directors breached their fiduciary duties by failing to maximize shareholder value in negotiating and approving the Merger. Seven of the complaints also generally allege that HP and, in four of the complaints, Merger Sub, aided and abetted these alleged breaches of fiduciary duties. The complaints seek class certification, certain forms of injunctive relief, including enjoining the consummation of the Merger and rescission of the Merger Agreement, as well as unspecified damages. On December 2, 2009, the Chancery Court consolidated the actions for all purposes under the caption In re 3Com Shareholders Litigation, Case No. C.A. No. 5067-CC. On December 11, 2009, the plaintiffs filed their Consolidated Amended Complaint. The Consolidated Amended Complaint includes the allegations, defendants, and requested relief described above, but does not name 3Com as a defendant and adds allegations that the preliminary proxy statement failed to provide information necessary for 3Com’s shareholders to vote on the Merger, including details of the financial analysis conducted by 3Com’s financial advisor, Goldman Sachs, and the Management Plan. On December 11, 2009, the plaintiffs moved for a preliminary injunction and for expedited proceedings. On December 15, 2009, 3Com and the members of its board filed an opposition to plaintiffs’ motion for expedited proceedings. On December 18, 2009, the Chancery Court issued an order denying plaintiffs’ motion for expedited proceedings on the ground that, among other things, plaintiffs had failed to state a colorable claim for relief. On December 28, 2009, 3Com and the members of the board moved to dismiss the Consolidated Amended Complaint for, among other things, failure to state a claim upon which relief may be granted. On January 6, 2010, the Chancery Court denied plaintiffs’ request for a hearing on their motion for a preliminary injunction. On March 22, 2010, the Chancery Court so ordered the parties’ stipulation to dismiss the consolidated action without prejudice.
On November 12, 2009 and November 25, 2009, two separate purported class action complaints were filed in the United States District Court for the District of Massachusetts, by, respectively, plaintiffs Edward Tansey and Robert Levine, et al., against 3Com and all of the current members of 3Com’s board of directors. Like the plaintiffs in the Delaware actions, the plaintiffs in these actions have asserted that they were stockholders of 3Com and filed the lawsuit purportedly on behalf of themselves and a class consisting of all other stockholders of 3Com. Among other things, the complaints, captioned Tansey v. 3Com Corporation, et al., Case No. 09-cv-11941, and Levine and Duncan v. 3Com Corporation, et al., Case No. 09-cv-12027, generally allege that the members of 3Com’s board of directors breached their fiduciary duties by failing to maximize shareholder value in negotiating and approving the Merger, and that 3Com aided and abetted these alleged breaches of fiduciary duties. The complaints seek class certification and certain forms of injunctive relief, including enjoining the consummation of the Merger and rescission of the acquisition. On December 7, 2009, pursuant to the parties’ stipulation, the Court adjourned sine die defendants’ deadline for responding to the Tansey complaint and administratively closed that action until a response is filed. On December 15, 2009, pursuant to the parties’ stipulation, the Court adjourned sine die defendants’ deadline for responding to the Levine and Duncan complaint and, on December 16, 2009, administratively closed that action until a response is filed.
On November 16, 2009, two other purported class action complaints were filed in the Superior Court for the Commonwealth of Massachusetts against 3Com, all of the current members of 3Com’s board of directors, HP, and Merger Sub. Like the plaintiffs in the Delaware actions and the federal actions in Massachusetts, the plaintiffs in these actions, Dean Davenport and Stanley Tanzer, both claim that they were stockholders of 3Com and that they filed their lawsuits on behalf of themselves and a class consisting of all public stockholders of 3Com. Among other things, the complaints, captioned Davenport v. Benhamou, et al., Case No. 09-4886, and Tanzer v. Benhamou, et al., Case No. 09-4887, generally allege that the members of 3Com’s board of directors breached their fiduciary duties by failing to maximize shareholder value in negotiating and approving the Merger, and that 3Com, HP and Merger Sub aided and abetted these alleged breaches of fiduciary duties. On November 25, 2009, 3Com and its board served a motion to dismiss or stay the action on plaintiffs in both the Davenport and Tanzer cases. On December 1, 2009, the plaintiffs in both Davenport and Tanzer moved for expedited proceedings. 3Com and its board filed oppositions to those motions on December 3, 2009. On December 7, 2009, the plaintiffs in both actions moved for consolidation. On December 17, 2009, 3Com and its board filed an opposition to that motion. On or about December 24, 2009, the Court denied plaintiffs’ motions for expedited proceedings in both the Davenport and Tanzer cases. On January 4, 2010, 3Com and its board moved for a protective order to stay discovery in both actions until the Court rules on the pending motions to dismiss or stay. On January 12, 2010, in return for withdrawal of the motion for a protective order, plaintiffs agreed to stay discovery pending decision on the motions to dismiss or stay.
On January 7, 2010, Parallel Technology, LLC sued 3Com in the Court of Chancery of the State of Delaware. The complaint, filed under seal, alleges that 3Com had breached, and (upon the Merger’s closing) would breach, the confidentiality and cooperation provisions of a patent sale agreement between Parallel and 3Com. Parallel claims breach of contract and breach of the duty of good faith and fair dealing. On January 18, 2010, Parallel moved for a temporary restraining order, expedited proceedings, and a preliminary injunction against 3Com’s consummation of the then-proposed Merger with HP. On January 19, 2010, 3Com filed an opposition to Parallel’s motion for a temporary restraining order and expedited proceedings. That same day, the Chancery Court denied Parallel’s motion for a temporary restraining order and expedited proceedings, and declined to schedule a hearing on the preliminary injunction motion. On January 22, 2010, 3Com moved to dismiss the complaint. On January 26, 2010, Parallel moved to certify interlocutory appeal from the Chancery Court’s January 19 order. 3Com filed an opposition to the certification motion on February 4, 2010. On February 12, 2010, the Chancery Court issued an order denying the certification motion. On February 16, 2010, Parallel petitioned the Supreme Court of the State of Delaware for interlocutory appeal of the Chancery Court’s January 19 order. The Supreme Court of the State of Delaware issued an order denying the petition on February 18, 2010. On March 9, 2010, Parallel filed its first amended complaint. On March 12, 2010, 3Com moved to dismiss the first amended complaint and to stay discovery.
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
The Merger Agreement contains a non-solicitation or “no shop” provision restricting 3Com from soliciting alternative acquisition proposals from third parties and from furnishing non-public information to and engaging in discussions with third parties regarding alternative acquisition proposals. The no-shop provision was subject to a customary “fiduciary-out” provision, which would have allowed 3Com under certain circumstances prior to the approval of the Merger Agreement by our stockholders to furnish non-public information to and participate in discussions with third parties with respect to a bona fide unsolicited written alternative acquisition proposal that constituted or was reasonably likely to lead to a superior proposal and under certain circumstances, coupled with the payment of a termination fee of $99,000,000, to terminate the Merger Agreement.

We believe that our future cash requirements will likely include an aggregate of $2 million to $5 million for professional and other fees related to our proposed acquisition by HP that are not contingent on the closing of the deal. Pursuant to an engagement letter between Goldman Sachs and us, we agreed to pay Goldman Sachs a transaction fee of approximately $41 million, approximately $38 million of which is payable upon consummation of the Merger.
The closing of the Merger is subject to the satisfaction or waiver of specified closing conditions, including, without limitation, (i) the adoption of the Merger Agreement by 3Com’s stockholders and (ii) the expiration or termination of waiting periods, and obtaining of requisite approvals or clearances, under specified antitrust and competition laws (including, without limitation, in China, the European Union and the United States, among others). On December 22, 2009, the relevant U.S. antitrust authorities granted early termination of the waiting period under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On February 12, 2010, the European Commission cleared the Merger under the EU Merger Regulation. In addition, on January 26, 2010, 3Com’s stockholders adopted the Merger Agreement at a special meeting of stockholders.
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
Business Environment and Future Trends
We operate today in a rapidly changing business environment due to the recent global economic slowdown and the current slow economic recovery. The last several years have been challenging due to the global economic recession, and we have experienced reduced demand, delayed or cancelled purchases and longer sales cycles. More recently, many regions in which we operate have stabilized and we have experienced the beginnings of a slow economic recovery. More specifically by region, our business is highly dependent on the Chinese economy, which has experienced strong growth in recent years. Our success in China has been due to the success of the direct-touch enterprise model, a mixture of core and new products and solution selling, and value creation for customers. While we believe that China may have been less affected than other regions by the global economic slowdown, it has experienced the effects of the downturn and our growth has slowed in China. While China’s growth rates have recently stabilized, it is unclear whether this stabilization will result in increased growth rates in the future. Additionally, we have seen and expect a continued significant reduction in sales to Huawei Technologies throughout fiscal year 2010. Outside of China, which we call our “Rest of World” business, while our operations have been adversely impacted by the global economic slowdown, we have recently witnessed a slow recovery in many regions, although the increase in economic activity remains modest and it is not clear whether economic conditions in any particular jurisdiction will continue to improve or will experience a return to recessionary conditions. The slow recovery is evidenced by customers exercising restraint when considering IT-related capital spending. The above factors make it more challenging to predict our future performance.
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
Technology Strategy
We believe our principal research and development base in China provides a strong foundation for our global product development. Our strategy involves continuing to innovate, using China as a principal market in which to introduce new products and provide leading solutions for global markets. Our approach is to focus on activities that deliver differentiated products and solutions and drive reductions in product costs. Our current areas of focus include data center solutions, security, convergence of applications over IP, advanced switching, routing solutions and other advanced technologies.
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
For our TippingPoint business we plan to focus on growing its top line and continuing to improve operational efficiency and segment profitability. We also plan to leverage our existing sales channels and global footprint to more effectively sell TippingPoint products and services. The Company is also integrating our TippingPoint® IPS technology into our Networking products to deliver a unified product line that combines security, network infrastructure and policy management.
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
The parties are currently targeting completion of the merger by the end of April 2010, however the exact timing cannot be predicted. The closing of the Merger is subject to the satisfaction or waiver of specified closing conditions, including, without limitation, (i) the adoption of the Merger Agreement by 3Com’s stockholders and (ii) the expiration or termination of waiting periods, and obtaining of requisite approvals or clearances, under specified antitrust and competition laws (including, without limitation in China). On December 22, 2009, the relevant U.S. antitrust authorities granted early termination of the waiting period under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On February 12, 2010, the European Commission cleared the Merger under the EU Merger Regulation. In addition, on January 26, 2010, 3Com’s stockholders adopted the Merger Agreement at a special meeting of stockholders. For a further discussion of risks associated with the proposed acquisition, please refer to “Risk Factors” in Part II, Item 1A in this Form 10-Q.
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

Summary of Three Months Ended February 28, 2010 Financial Performance
•	Our sales in the three months ended February 28, 2010 were $345.9 million, compared to sales of $324.7 million in the three months ended February 28, 2009, an increase of $21.2 million, or 6.5 percent.

•	Our gross margin improved to 60.4 percent in the three months ended February 28, 2010 from 57.2 percent in the three months ended February 28, 2009.

•	Our operating expenses (income) in the three months ended February 28, 2010 were $186.4 million, compared to $184.3 million in the three months ended February 28, 2009, a net increase of $2.1 million, or 1.1 percent.

•	Our net income in the three months ended February 28, 2010 was $41.4 million, compared to net income of $1.9 million in the three months ended February 28, 2009. Included in net income in the three months ended February 28, 2009 was a benefit of approximately $9.9 million as a result of a decision by the Chinese tax authorities to grant the Company “key software developer” status which entitles the Company to a 10 percent tax rate in China for the calendar year ended December 31, 2009.

•	Our balance sheet contains cash and equivalents and short term investments of $795.0 million as of February 28, 2010, compared to cash and equivalents and short term investments of $644.2 million at the end of fiscal 2009. The balance sheet also includes long-term debt of $112 million with $48 million classified as a current liability as of February 28, 2010, compared to long-term debt of $200 million with $48 million classified as a current liability as of May 31, 2009.
Summary of Nine Months Ended February 28, 2010 Financial Performance
•	Our sales in the nine months ended February 28, 2010 were $958.5 million, compared to sales of $1,021.9 million in the nine months ended February 28, 2009, a decrease of $63.4 million, or 6.2 percent.

•	Our gross margin improved to 59.4 percent in the nine months ended February 28, 2010 from 56.3 percent in the nine months ended February 28, 2009.

•	Our operating expenses (income) in the nine months ended February 28, 2010 were $529.0 million, compared to $496.0 million in the nine months ended February 28, 2009, a net increase of $33.0 million, or 6.7 percent. Included in the nine months ended February 28, 2009 operating expenses (income) is $70.0 million of income related to the Realtek patent dispute resolution.

•	Our net income in the nine months ended February 28, 2010 was $68.8 million, compared to net income of $94.6 million in the nine months ended February 28, 2009. Included in the nine months ended February 28, 2010, is a $10.8 million income tax benefit due to the favorable determination of our calendar 2008 China tax rate and a benefit of approximately $9.9 million as a result of a decision by the Chinese tax authorities to grant the Company “key software developer” status which entitles the Company to a 10 percent tax rate in China for the calendar year ended December 31, 2009. Included in the nine months ended February 28, 2009 net income is $70.0 million of income related to the Realtek patent dispute resolution.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are described in the Annual Report on Form 10-K for the fiscal year ended May 31, 2009. There have been no significant changes to these policies during the nine months ended February 28, 2010. These policies continue to be those that we feel are most important to a reader’s ability to understand our financial results.

RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED FEBRUARY 28, 2010 AND 2009
The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2010	2009	2010	2009
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	39.6	42.8	40.6	43.7

Gross profit margin	60.4	57.2	59.4	56.3
Operating expenses (income):
Sales and marketing	29.1	26.3	29.1	25.7
Research and development	13.9	13.9	13.4	13.8
General and administrative	6.1	8.5	7.1	7.9
Amortization	4.8	7.1	5.3	7.2
Realtek patent resolution	—	—	—	(6.8)
Restructuring charges	0.0	0.9	0.3	0.7

Operating expenses, net	53.9	56.7	55.2	48.5

Operating income	6.5	0.5	4.2	7.8
Interest income (expense), net	0.2	(1.0)	(0.2)	(0.5)
Other income, net	5.7	5.1	3.8	4.4

Income before income taxes	12.4	4.6	7.8	11.7
Income tax provision	(0.4)	(4.0)	(0.6)	(2.4)

Net income	12.0%	0.6%	7.2%	9.3%

Sales
Consolidated sales for the three and nine months ended February 28, 2010 and 2009 by segment were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2010	2009	2010	2009
China-based sales region	$188.0	$190.4	$509.3	$565.6
Rest of World sales region	123.4	102.8	349.8	368.8
TippingPoint security business	37.9	33.3	106.3	92.5
Eliminations and other	(3.4)	(1.8)	(6.9)	(5.0)

Consolidated sales	$345.9	$324.7	$958.5	$1,021.9

Sales in our China-based sales region decreased $2.4 million, or 1.3 percent, in the three months ended February 28, 2010 and decreased $56.3 million, or 10.0 percent in the nine months ended February 28, 2010 compared to the same periods in the previous fiscal year. The decrease in sales in the three and nine months ended February 28, 2010 is primarily attributable to decreased sales to Huawei. Huawei sales decreased $43.5 million in the three months ended February 28, 2010 as compared to the same quarter in the prior fiscal year, mostly offset by an increase of $38.0 million of China direct-touch sales. Huawei sales decreased $126.8 million in the nine months ended February 28, 2010 as compared to the same period in the prior fiscal year, partially offset by an increase of $69.4 million of China direct-touch sales. The increase in China direct-touch sales in the three months ended February 28, 2010 primarily relates to increased sales of $21.8 million and $6.7 million, respectively, of our switches and WLAN products. The increase in China direct-touch sales in the nine months ended February 28, 2010 primarily relates to increased sales of $28.5 million and $27.7 million, respectively, of our switches and WLAN . When compared to our first and second quarters of fiscal 2010, however, our China-based sales region’s revenues for the three months ended February 28, 2010 increased by $36.0 million and $18.7 million, respectively, reflecting the traction we have made with our China-direct touch sales force.

Sales in our Rest of World sales region increased $20.6 million, or 20.0 percent, in the three months ended February 28, 2010 but decreased $19.0 million, or 5.2 percent in the nine months ended February 28, 2010 compared to the same periods in the previous fiscal year. The increase in sales in the three months ended February 28, 2010 is primarily attributable to increased sales volume in all of regions reflecting the slow economic recovery and market stabilization and increased demand for our H3C products in our rest of world sales regions. The decrease in sales in the nine months February 28, 2010 is primarily attributable to decreased sales volume in all of our regions in the first half of fiscal 2010 as compared to the first half of fiscal 2009 as we experienced longer sales cycles, delayed or cancelled purchases and reduced incoming orders because of the global economic downturn that began in fiscal 2009. In our fiscal third quarter of 2010, we saw year over increased sales volume and new product sales reflecting the slow economic recovery and market stabilization we have recently experienced as compared to the same period of the prior fiscal year. When compared to our first and second quarters of fiscal 2010, our Rest of World revenues for the three months ended February 28, 2010 increased by $16.2 million and $4.1 million, respectively, reflecting the slow economic recovery and market stabilization we have recently experienced.
Sales in our TippingPoint security business increased $4.6 million, or 13.8 percent, in the three months ended February 28, 2010 and increased $13.8 million, or 14.9 percent in the nine months ended February 28, 2010 compared to the same periods in the previous fiscal year. The increase in sales in both the three and nine months ended February 28, 2010 is driven both by our hardware and maintenance business. Product sales increased $2.1 million and $5.0 million, respectively, due in large part to introduction of new products and increased investment in selling and marketing expenses. Higher maintenance renewal rates coupled with increased contracts drove an increase in maintenance revenue $2.5 million and $8.8 million, respectively.
Consolidated sales increased by $21.2 million, or 6.5 percent, in the three months ended February 28, 2010 but decreased by $63.4 million, or 6.2 percent, in the nine months ended February 28, 2010 compared to the same period in the previous fiscal year. The increase in the three months ended February 28, 2010 compared to the same periods in the prior fiscal year is primarily due to increased China direct-touch sales and increased sales in our Rest of World sales region due to the slow economic recovery and market stabilization and increased demand for our H3C products, partially offset by decreased sales to Huawei. The decrease in the nine months ended February 28, 2010 compared to the same periods in the prior fiscal year is primarily due to a decrease of $126.8 million in sales to Huawei, partially offset by increased China direct-touch sales. When compared to our first and second quarters of fiscal 2010, our consolidated sales for the three months ended February 28, 2010 increased by $55.4 million and $23.7 million, respectively, reflecting the slow economic recovery and market stabilization we have recently experienced.
Sales by major product categories are as follows (dollars in millions):

	Three Months Ended February 28,				Nine Months Ended February 28,
	2010		2009		2010		2009

Switches and routers	$234.4	68%	$227.6	70%	$643.2	67%	$738.3	72%
Other networking equipment	48.5	14%	41.7	13%	141.3	15%	126.3	13%
Security	48.3	14%	43.5	13%	135.4	14%	122.7	12%
Services	14.7	4%	11.9	4%	38.6	4%	34.6	3%

Total	$345.9	100%	$324.7	100%	$958.5	100%	$1,021.9	100%

Switches and routers revenue includes sales of our Layer 2 and Layer 3 stackable 10/100/1000 managed switching lines, our modular switching lines and routers. Sales of these products increased $6.8 million or 2.9 percent in the three months ended February 28, 2010 but decreased $95.1 million or 12.9 percent in the nine months ended February 28, 2010 compared to the same periods in the previous fiscal year. The increase in sales in the three months ended February 28, 2010 was primarily driven by increased sales in our Rest of World sales region of our H3C sourced products as well as increased China direct touch sales, partially offset by decreased volume to Huawei when compared with corresponding periods in the prior fiscal year. The decrease in sales in the nine months ended February 28, 2010 was primarily driven by decreased sales volume to Huawei when compared with corresponding periods in the prior fiscal year.
Other networking equipment revenue includes sales of our VCX™ and NBX® voice-over-internet protocol, or VoIP, IP storage, IP surveillance and our WLAN products. Sales of our other networking equipment products increased $6.8 million or 16.3 percent in the three months ended February 28, 2010 and $15.0 million, or 11.9 percent, in the nine months ended February 28, 2010 compared to the same period in the previous fiscal year. The increase in sales of our other networking products in the three months ended February 28, 2010 was primarily due to increased WLAN sales of $6.6 million. The increase in sales of our other networking products in the nine months ended February 28, 2010 was primarily due to increased WLAN sales of $27.8 million, partially offset by decreased voice sales of $9.9 million.

Security revenue includes our TippingPoint™ products and services, as well as other security products, such as our embedded firewall, or EFW and virtual private network, or VPN, products. Sales of our security products increased $4.8 million or 11.0 percent in the three months ended February 28, 2010 and $12.7 million, or 10.4 percent for the nine months ended February 28, 2010 compared to the same periods in the previous fiscal year. The increase in the three and nine months ended February 29, 2010 is primarily driven by the combined factors of new product introductions due to increased selling and marketing investments as well as our maintenance renewal business which saw higher renewal rates and an increase in the number of maintenance contracts.
Services revenue includes professional services and maintenance contracts, excluding TippingPoint maintenance which is included in security revenue. Services revenue increased $2.8 million or 23.5 percent in the three months ended February 28, 2010 and $4.0 million, or 11.6 percent, in the nine months ended February 28, 2010 compared to the same period in the previous fiscal year. The increase in sales in the three and nine months ended February 28, 2010 was driven primarily by increased service sales tied to growth in our China direct-touch sales.
Gross Margin Percentage
Gross margin for the three and nine months ended February 28, 2010 and 2009 by segment was as follows:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2010	2009	2010	2009
Networking business	57.6%	55.8%	56.8%	54.9%
TippingPoint security business	78.0%	66.6%	76.0%	67.7%
Consolidated margin	60.4%	57.2%	59.4%	56.3%
Gross margin in our Networking business improved 1.8 points to 57.6 percent in the three months ended February 28, 2010 from 55.8 percent, and 1.9 points to 56.8 percent in the nine months ended February 28, 2010 from 54.9 percent in the same periods in the previous fiscal year. The improvement in gross profit margin for the three and nine months ended February 28, 2010 is primarily explained by higher standard margins in our China-based sales region driven by customer mix as our sales to Huawei continue to decrease and higher standard margins in our Rest of World sales region driven by product mix due to a higher proportion of sales of our H3C sourced products.
Gross margin in our TippingPoint security business increased 11.4 points to 78.0 percent in the three months ended February 28, 2010 from 66.6 percent in the same period of the previous fiscal year. In the nine months ended February 28, 2010 gross margin increased 8.3 points to 76.0 percent from 67.7 percent in the same period of the previous fiscal year.
The improvement in gross profit margin in the three months ended February 28, 2010 is primarily due to the inclusion in the three months ended February 28, 2009 of a reserve for excess and obsolete inventory of approximately $3.5 million which did not recur in the three months ended February 28, 2010.
The improvement in gross profit margin in the nine months ended February 28, 2010 is primarily due to the nine months ended February 28, 2009 an increase in standard margins of 2 percent, increased sales as well as the nine months ended February 28, 2009 having included a reserve for excess and obsolete inventory of approximately $3.5 million which did not recur in the nine months ended February 28, 2010.
Gross margin on a consolidated basis increased 3.2 points to 60.4 percent in the three months ended February 28, 2010 from 57.2 percent, and 3.0 percent to 59.4 percent in the nine months ended February 28, 2010 from 56.3 in the same period in the previous fiscal year. This increase in the three and nine months ended February 28, 2010 is due principally to the segment specific items discussed above.

Operating Expenses (Income)

	Three Months Ended				Nine Months Ended
	February 28,		Change		February 28,		Change
(dollars in millions)	2010	2009	$	%	2010	2009	$	%
Sales and marketing	$100.5	$85.5	$15.0	18%	$279.1	$262.9	$16.2	6%
Research and development	48.0	45.2	2.8	6%	128.4	141.6	(13.2)	(9)%
General and administrative	21.3	27.6	(6.3)	(23)%	68.5	80.7	(12.2)	(15)%
Amortization	16.5	23.1	(6.6)	(29)%	50.3	73.4	(23.1)	(31)%
Patent dispute resolution	—	—	—	*	—	(70.0)	70.0	*
Restructuring charges	0.1	2.9	(2.8)	(97)%	2.7	7.4	(4.7)	(64)%

Operating expenses, net	$186.4	$184.3	$2.1	1%	$529.0	$496.0	$33.0	7%

* -	percentage calculation not meaningful.
Sales and Marketing
The most significant factors in the increase in the three months ended February 28, 2010 compared to the same period in fiscal 2009 was increased agent commissions on China direct-touch sales, increased commissions on higher sales in our Rest of World sales region and increased headcount as we transition to an enterprise sales model. The most significant factor in the increase in the nine months ended February 28, 2010 compared to the same period in fiscal 2009 was increased agent commissions on China direct-touch sales.
Research and Development
The most significant factor contributing to the increase in the three months ended February 28, 2010 compared to the same period in fiscal 2009 was increased research and development activities as well as increased incentive based compensation in the period. The most significant factor contributing to the decrease in the nine months ended February 28, 2010 compared to the same period in fiscal 2009 was savings from integration and consolidation of our Networking research and development to China.
General and Administrative
The most significant factor in the decrease in the three months ended February 28, 2010 compared to the same period in fiscal 2009 was the recognition of $4.0 million of non-recurring gains in the current quarter, more specifically, a $2.3 million gain related to a class action lawsuit, a $1.1 million sale of a state tax receivable, a $0.4 million legal settlement and a $0.2 million VAT recovery. Additionally, in the prior quarter we experienced legal fees of $2.4 million related to patent settlements and a $1.2 million property impairment, and in the current period we incurred $2.8 million of HP acquisition-related expenses.
The most significant factor in the decrease in the nine months ended February 28, 2010 compared to the same period in fiscal 2009 was the absence of certain non-recurring expenses in the current period that were present in fiscal 2009. More specifically, in the prior period we experienced legal fees of $7.3 million related to patent settlements, $0.8 million of TippingPoint stand alone audit fees and $0.8 million of TippingPoint retention bonuses. Additionally, in the current period we recognized $4.0 million of non-recurring gains more specifically, a $2.3 million gain related to a class action lawsuit, a $1.1 million sale of a state tax receivable, a $0.4 million legal settlement and a $0.2 million VAT recovery, partially offset by $7.4 million of HP acquisition-related expenses.
Amortization
Amortization decreased $6.6 million and $23.1 million in the three and nine months ended February 28, 2010, respectively, when compared to the previous fiscal year due primarily to our Huawei non-compete agreement and certain intangible assets from our Roving Planet acquisition becoming fully amortized during fiscal 2009.
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
Restructuring Charges
Net restructuring charges in the three months ended February 28, 2010 consisted of $0.1 million for severance and outplacement costs and relate primarily to continuation of programs initiated in prior periods. Net restructuring charges in the nine months ended February 28, 2010 consisted of $2.6 million for severance and outplacement costs and $0.1 million for facilities-related charges primarily related to severance for certain of our sales and marketing employees as the Company continues to shift our focus increasingly on the larger enterprise market.
Net restructuring charges in the three months ended February 28, 2009 consisted of $2.9 million for severance and outplacement costs and relate primarily to our TippingPoint integration. Net restructuring charges in the nine months ended February 28, 2009 consisted of $6.0 million for severance and outplacement costs and $1.4 million for facilities-related charges.
See Note 5 to Condensed Consolidated Financial Statements for a more detailed discussion of restructuring charges.
Interest Expense, Net
In the three months ended February 28, 2010 the Company earned $0.7 million of net interest income, versus net interest expense of $3.3 million in same period of the prior fiscal year. In the nine months ended February 28, 2010, the Company incurred $2.3 million in net interest expense, versus net interest expense of $5.1 million in same period of the prior fiscal year. The increase in net interest income reflects decreased interest expense due to the decreased principal balance of our long term debt from $213 million in our fiscal 2009 third quarter to $112 million in the current fiscal quarter as well as the decreased interest expense due to a lower LIBOR rate on the loan.
Other Income, Net
Other income, net was $19.7 million in the three months ended February 28, 2010, an increase of $3.2 million compared to the three months ended February 28, 2009. Other income, net was $37.1 million in the nine months ended February 28, 2010, a decrease of $8.2 million compared to the nine months ended February 28, 2009. The increase in the three months ended February 28, 2010 was primarily due to an increase in amounts received under an operating subsidy program by the Chinese VAT authorities in the form of a partial refund of VAT taxes collected by our China-based sales region from purchasers of software products. In the three months ended February 28, 2010 we collected four months of refunds in the quarter compared to 3 months in the prior fiscal year. We collected September 2009’s refund in October 2009 which falls in our fiscal third quarter. The subsidy payments are taken into income on a cash basis. The decrease in the nine months ended February 28, 2010 was primarily due to foreign exchanges losses in fiscal 2010 of $0.2 million compared to foreign currency gains in fiscal 2009 of $6.6 million as well as a decrease in amounts received under the operating subsidy program by the Chinese VAT authorities. The timing of the receipt of payments, the manner in which they are calculated, and the continuation of the program, are subject to the discretion of the Chinese VAT authorities. This program is scheduled to terminate on December 31, 2010.

Income Tax Provision
The income tax provision in all periods was the result of providing for taxes in certain foreign jurisdictions at the prevailing statutory tax rates. We recorded an income tax expense of $1.3 million for the three months ended February 28, 2010, compared to an income tax expense of $12.8 million in the corresponding period of the previous fiscal year. The three months ended February 28, 2010 included a benefit of approximately $9.9 million as a result of a decision by the Chinese tax authorities to grant the Company “Key Software development Enterprise” status which entitles the Company to a 10 percent tax rate in China for the calendar year ended December 31, 2009. Prior to this ruling, the Company had recorded taxes at a rate of 15 percent in China. By comparison, the three months ended February 28, 2009 included a $12.1 million tax provision related to a change in the applicable tax rate in China from 10 percent to 15 percent.
For the nine months ended February 28, 2010, we recorded income tax expense of $6.0 million compared to income tax expense of $24.9 million in the corresponding period of the previous fiscal year. In addition to the tax benefits recorded in the third quarter of fiscal 2010, the Company recorded a tax benefit in the second quarter of fiscal 2010 related to the favorable resolution of our 2008 tax rate in China resulting in a $10.8 million benefit. During the three and nine months ended February 28, 2010, taxes on our China based subsidiary were recorded at 10 percent compared to 15 percent for the three and nine months ended February 28, 2009.
Deferred tax assets and liabilities are recorded at the expected future tax rate in China of 15 percent.
Segment Analysis (tables in thousands)
The results of our regional Networking segments, Central Functions, and our TippingPoint Security business as our CODM reviews their profitability are presented below.
China-based sales region:

	Three months ended		Nine months ended
	February 28,		February 28,
	2010	2009	2010	2009
Sales	$187,963	$190,385	$509,273	$565,597
Standard margin	133,300	128,160	353,397	375,588
Direct sales and marketing expenses	43,109	36,581	117,520	106,194

Segment contribution profit	$90,191	$91,579	$235,877	$269,394

Segment contribution profit in the three months ended February 28, 2010 decreased $1.4 million to $90.2 million when compared to the same period of the prior fiscal year. Segment contribution profit in the nine months ended February 28, 2010 decreased $33.5 million to $235.9 million when compared to the same period of the prior fiscal year. Segment contribution profit is standard margin less segment direct sales and marketing expenses. The decrease in the three and nine months ended February 28, 2010 was primarily driven by decreased sales to Huawei and increased agent commissions on higher China direct-touch sales. These decreases to segment contribution profit were partially offset by increased China direct-touch sales which carried higher margins and increased sales to Japan and Hong Kong.
Rest of World sales region:

	Three months ended		Nine months ended
	February 28,		February 28,
	2010	2009	2010	2009
Sales	$123,401	$102,836	$349,862	$368,838
Standard margin	79,033	61,365	215,553	215,479
Direct sales and marketing expenses	26,354	23,360	75,663	77,254

Segment contribution profit	$52,679	$38,005	$139,890	$138,225

Segment contribution profit in the three months ended February 28, 2010 increased $14.7 million to $52.7 million when compared to the same period of the prior fiscal year. Segment contribution profit in the nine months ended February 28, 2010 increased $1.7 million to $139.9 million when compared to the same periods of the prior fiscal year. Segment contribution profit is standard margin less segment direct sales and marketing expenses. The increase in the three months ended February 28, 2010 primarily relates to higher standard margins due primarily to increases in average selling prices and increased sales volume of our H3C enterprise solutions which carry higher margins. The increase in the nine months ended February 28, 2010 primarily relates to higher standard margins due primarily to increases in average selling prices and increased sales volume of our H3C enterprise solutions, partially offset by decreased sales in all regions due primarily to decreased volume as we experienced longer sales cycles, delayed or cancelled purchases and reduced incoming orders in the first half of fiscal 2010 as compared to the first half of 2009 because of the global economic downturn.
Central Functions:

	Three months ended		Nine months ended
	February 28,		February 28,
	2010	2009	2010	2009
Research and development expenses	$40,409	$37,574	$107,429	$118,603
Other operating expenses	61,567	56,146	170,062	177,697

Total cost and expenses	$101,976	$93,720	$277,491	$296,300

Total costs and expenses in the three months ended February 28, 2010 increased $8.3 million to $102.0 million when compared to the same period of the prior fiscal year. Total costs and expenses in the nine months ended February 28, 2010 decreased $18.8 million to $277.5 million when compared to the same period of the prior fiscal year. Other operating expenses include supply chain costs, general and administrative costs and central marketing costs excluding those included in Eliminations and Other. The increase in the three months ended February 28, 2010 was primarily related to increased supply chain costs well as increased research and development costs due to increased incentive based compensation in China. The decrease in the nine months ended February 28, 2010 was primarily related to continued savings from integration of research and development, lower compensation charges due to headcount reductions and lower discretionary spending, specifically in travel and entertainment.
TippingPoint Security business:

	Three months ended		Nine months ended
	February 28,		February 28,
	2010	2009	2010	2009
Sales	$37,898	$33,284	$106,334	$92,499
Standard margin	32,076	28,288	89,960	76,962
Direct sales and marketing expenses	13,543	10,882	37,325	32,873

Segment contribution profit	18,533	17,406	52,635	44,089

Research and development expenses	7,050	7,103	19,499	20,698

Segment income	$11,483	$10,303	$33,136	$23,391

TippingPoint segment income in the three months ended February 28, 2010 was $11.5 million compared to segment income of $10.3 million in the same period of the prior fiscal year. TippingPoint segment income in the nine months ended February 28, 2010 was $33.1 million compared to segment income of $23.4 million in the same periods of the prior fiscal year. Segment income is standard margin less direct sales and marketing and research and development expenses, excluding those included in Eliminations and Other. The increase in the three and nine months ended February 28, 2010 was due primarily to higher sales of both maintenance contracts and new products partially offset by increased sales and marketing expenses primarily due to increased headcount and increased commissions on higher bookings.

LIQUIDITY AND CAPITAL RESOURCES
Cash and equivalents and short-term investments as of February 28, 2010 were $795.0 million, an increase of $150.8 million compared to the balance of $644.2 million as of May 31, 2009. These balances were comprised of the following (in millions):

	February 28,	May 31,
	2010	2009
Cash and equivalents	$795.0	$545.8
Short-term investments	—	98.4

Cash and equivalents and short-term investments	$795.0	$644.2

The following table shows the major components of our condensed consolidated statements of cash flows for the nine months ended February 28, 2010 and 2009 (in millions):

	Nine Months Ended February 28,
	2010	2009
Cash and equivalents, beginning of period	$545.8	$503.6
Net cash provided by operating activities	224.8	196.3
Net cash provided by (used in) investing activities	87.5	(12.5)
Net cash used in financing activities	(63.7)	(136.3)
Effect of exchange rate changes on cash and equivalents	0.6	8.9

Cash and equivalents, end of period	$795.0	$560.0

Net cash provided by operating activities was $224.8 million for the nine months ended February 28, 2010 compared to $196.3 million in the nine months ended February 28, 2009. The increase was primarily due to improvements in working capital, specifically accounts and notes receivable and an increase in accounts payables and deferred revenue as compared to the same period last year, partially offset by a decrease in net income of $25.7 million due to the patent dispute resolution of $70 million that was recorded in the prior year.
In the nine months ended February 28, 2010, inventory increased as we positioned the company to meet the demands of the economic recovery. In the nine months ended February 28, 2009, accounts and notes receivable increased as a result of significant sales increases during those periods, accounts payable decreased significantly as a result of the timing of payments.
Net cash provided by investing activities was $87.5 million for the nine months ended February 28, 2010, resulting primarily from $98.7 million of proceeds for the maturity of short-term investments, partially offset by $11.2 million of outflows related to purchases of property and equipment.
Net cash used in financing activities was $63.7 million in the nine months ended February 28, 2010. During the nine months ended February 28, 2010, we made a principal payment of $88.0 million related to our long term debt, $40 million of which was a voluntary prepayment. We had proceeds of $28.5 million from issuances of our common stock upon exercise of stock options, partially offset by $4.2 million of repurchases of shares of restricted stock awards and units upon vesting from employees, including those shares to satisfy the tax withholding obligations that arise in connection with such vesting.
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

On September 28, 2009 our applicable LIBOR rates reset to 0.64 percent and the effective interest rate for the six months from that date will be 2.14 percent for the Tranche A Term Facility and 3.64 percent for the Tranche B Term Facility. On March 29, 2010 the LIBOR rates reset to 0.44 percent and the effective interest rate will be 1.94 percent for the Tranche A Term Facility and 3.44 percent for the Tranche B Term Facility and will remain the rates until Septemer 29, 2010.
As of February 28, 2010, bank-issued standby letters of credit and guarantees totaled $7.0 million, including $6.0 million relating to potential foreign tax, custom, and duty assessments. We provide the bank with cash collateral for 100 percent of these amounts.
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
In recent years, we have generated most of our positive cash flow from our China operations. Our capital requirements in Rest of World have been met from cash flow from operations as well as from existing cash balances and permitted dividends from China. Dividends from our China operations to our Rest of World operations are generally subject to the following restrictions: (1) a 10 percent reserve requirement imposed by PRC law (capped at 50 percent of registered capital), which was $43.9 million at February 28, 2010), (2) a 5 percent withholding tax imposed by the PRC on profits earned on or after January 1, 2008 and (3) a credit agreement restriction limiting our ability to dividend cash outside of the H3C Group and requiring that a specified percentage of excess cash flow from China be annually used to prepay debt. There are also administrative requirements for making dividends out of China that involve filings with government agencies seeking approval to pay a dividend. Government officials can dictate when we can pay a dividend and can specify specific terms or conditions for making the payment. As of February 28, 2010 the H3C Group’s net assets were $877.3 million and are subject to these dividend restrictions.
An important exception to the credit agreement restriction permits us to annually dividend from China to Rest of World the percentage of H3C’s excess cash flow that is not required to be prepaid to the banks under the terms of the agreement, provided that certain conditions are met. In the nine months ended February 28, 2010 we used this exception and made dividend payments of $155.0 million. No dividends were made to our parent company. We have no prepayment penalty on our loan and at this time our cash and equivalents balances significantly exceed our outstanding principal loan balance.
In Rest of World we currently do not generate positive cash flow. As a result of these factors, we intend to continue to manage cash and monitor discretionary cash spending, especially in periods prior to receipt of any available and permitted annual dividend payments from China.
On May 25, 2007, our subsidiary H3C Holdings Limited (“Borrower”) entered into an amended and restated credit agreement with various lenders, including Goldman Sachs Credit Partners L.P., as Mandated Lead Arranger, Bookrunner, Administrative Agent and Syndication Agent, and Industrial and Commercial Bank of China (Asia) Limited, as Collateral Agent (the “Credit Agreement”). Under the original credit agreement, the Borrower borrowed $430 million in the form of a senior secured term loan with two tranches (Tranche A and Tranche B) to finance a portion of the purchase price for 3Com’s acquisition of 49 percent of H3C Technologies Co., Limited, or H3C. Remaining principal is $112 million as of February 28, 2010 and the final loan maturity date is on September 28, 2012.
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

Leverage Ratio	LIBOR +	Base Rate +
>3.0:1.0	2.25%	1.25%
≤3.0:1.0 but > 2.0:1.0	2.00%	1.00%
≤2.0:1.0 but > 1.0:1.0	1.75%	0.75%
≤1.0:1.0	1.50%	0.50%

All amounts outstanding under the Tranche B Term Facility will bear interest, at the Borrower’s option, at the (i) LIBOR plus 3 percent or (ii) Base Rate (i.e., prime rate) plus 2 percent. We have elected to use LIBOR as the reference rate for borrowings to date, and expect to do so for the foreseeable future. Applicable LIBOR rates at February 28, 2010 were 0.64 percent and the effective interest rate is currently 2.14 percent for the Tranche A Term Facility and 3.64 percent for the Tranche B Term Facility.
Covenants and other restrictions under the Credit Agreement apply to the Borrower and its subsidiaries, which we refer to as the “H3C Group,” but not to 3Com’s Rest of World reporting units or TippingPoint. The loans are secured by assets at the H3C level. H3C also guarantees the loans.
The loans may be prepaid in whole or in part without premium or penalty if paid at the time of making a semi-annual interest payment. The Borrower will be required to make mandatory prepayments using net proceeds from H3C Group (i) asset sales, (ii) insurance proceeds and (iii) equity offerings or debt incurrence. In addition, the Borrower will be required to make annual prepayments in an amount equal to 75 percent of “excess cash flow” of the H3C Group. This percentage will decrease to the extent that the Borrower’s leverage ratio is lower than specified amounts. Any excess cash flow amounts not required to prepay the loan may be distributed to and used by the Company’s other segments, provided certain conditions are met.
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
We believe that our future cash requirements will likely include an aggregate of $2 million to $5 million for professional and other fees related to our proposed acquisition by HP that are not contingent on the closing of the deal.
We currently believe that our existing cash and equivalents and cash generated from future operations will be sufficient to satisfy our anticipated cash requirements and required loan payments for at least the next 12 months.
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
Fair Value Measurements and Disclosures: The pronouncements define fair value, establish guidelines for measuring fair value, and expand disclosures regarding fair value measurements. In the first quarter of fiscal 2010, the Company adopted the fair value measurements guidance for all nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption did not have a material impact on the Company’s Condensed Consolidated Financial Statements. See Note 3 of Notes to Condensed Consolidated Financial Statements for additional information. The Company did not chose the fair value option which allows entities to choose to measure many financial instruments and certain other items at fair value that previously were not required to be measured at fair value.
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

ITEM 4. CONTROLS AND PROCEDURES
Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of February 26, 2010, our disclosure controls and procedures were effective.
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
There have been no changes in our internal control over financial reporting that occurred during the three months ended February 26, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

The closing of the Merger is subject to the satisfaction or waiver of specified closing conditions, including, without limitation, (i) the adoption of the Merger Agreement by 3Com’s stockholders and (ii) the expiration or termination of waiting periods, and obtaining of requisite approvals or clearances, under specified antitrust and competition laws (including, without limitation, in China, the European Union and the United States, among others). On December 22, 2009, the relevant U.S. antitrust authorities granted early termination of the waiting period under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On February 12, 2010, the European Commission cleared the Merger under the EU Merger Regulation. In addition, on January 26, 2010, 3Com’s stockholders adopted the Merger Agreement at a special meeting of stockholders. The closing is also subject to the other closing conditions described in the merger agreement. We can neither guarantee that these closing conditions will be satisfied nor assure you that we will receive the required approvals. Accordingly, we cannot assure you that the proposed acquisition will be completed. In the event that the proposed acquisition is not completed or is delayed:
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
We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. As of February 26, 2010, our total debt balance was $112 million, of which $48 million is classified as a current liability.
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
For the fiscal quarter ended February 26, 2010, our China-based sales region was profitable, accounted for approximately 54 percent of our consolidated revenue and generated the majority of our positive cash flow from operations. Our China-based sales region is subject to specific risks relating to its ability to:
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
We historically have and currently derive a material portion of our sales from Huawei, which formerly held a significant investment in our H3C subsidiary. In the three months ended February 26, 2010, which includes results from our China-based sales region’s December 31, 2009 quarter, Huawei accounted for approximately 7 percent of the revenue for our China-based sales region and approximately 4 percent of our consolidated revenue. Huawei’s percentage of our China-based sales region’s revenues has been trending downward from 46 percent during the 3 months ended November 30, 2006, to the current level. This decrease has been accelerating. We expect Huawei to continue to reduce its business with us and we believe that its purchases in absolute dollars will likely continue to decrease significantly. Huawei does not have any minimum purchase requirements under our existing OEM agreement, which expires in November 2010. We believe Huawei has begun to sell, and likely will continue to sell, internally-developed networking equipment with respect to some of the products it formerly purchased from us. We further believe Huawei also has access to other networking equipment vendors that sell products comparable to our solutions. If and to the extent any of these events occur and/or continue, it will likely have an adverse impact on our sales and business performance. In order to minimize any adverse impact on our results from any decreased sales to Huawei, we need to successfully execute on our business strategies including, without limitation, increasing direct touch sales of networking products inside and outside of China. If we are not successful in these efforts, the risks described above, including adverse impacts to our financial results, may be heightened.
Risk Related to Core Business Strategy
If we cannot increase our enterprise account business, in particular outside of China, we likely will not reach our growth and profitability goals.
We strive to be increasingly successful in direct-touch sales for larger enterprise and government accounts in all geographic regions. In China we are already an established provider of networking equipment to enterprise-class and government customers under the H3C brand. We must continue to execute in China. Our strategy also involves leveraging China as a principal market for enterprise-class solutions, developing and introducing new products in China and then marketing and selling them to other regions in the global marketplace.
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
Competition for qualified employees is intense. If we fail to attract, hire, or retain qualified personnel, our business will be harmed. We have historically experienced significant turnover in our senior management team outside of China and we may continue to experience change at this level. If we cannot retain qualified senior managers, and provide stability in the senior management team to enable them to work together for an extended period of time, our business may not succeed.

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
We distribute many of our products through two-tier distribution channels that include distributors and VARs. In some instances, we also use a system integrator. A significant portion of our sales is concentrated among a few distributors; our two largest distributors accounted for a combined 14 percent of our consolidated revenue for the three months ended February 26, 2010. If either of these distributors reduces its business with us, our sales and overall results of operations could be adversely affected.
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
Our ability to successfully offer our products and services and implement our business plan in a rapidly evolving market depends in part upon effective planning and management processes and systems. Our company has undergone substantial change in the last several years, including strategic changes, operational changes, personnel changes and structural changes. We have historically had significant turnover in the executive management team and other parts of our employee population, acquired H3C (which has experienced considerable growth over a short period of time and now represents more than half of our sales) and implemented substantial downsizing in our businesses and infrastructure outside of China. These changes have increased our challenges and we will need to continue to improve, integrate and upgrade our financial and managerial control and our reporting systems and procedures in order to manage our business effectively, analyze and make sound business decisions and improve efficiencies. If we fail to implement improved systems and processes, our ability to manage our business and results of operations could be adversely affected.

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
As a result of the historic reforms of the past several decades, multiple government bodies are involved in regulating and administrating affairs in the technology industry in China. These government agencies have broad discretion and authority over various aspects of the networking, telecommunications and information technology industry in China; accordingly their decisions may impact our ability to do business in China. Any of the following changes in China’s political and economic conditions, laws, regulations and governmental policies could have a substantial impact on our business:
•	the promulgation of new laws and regulations and the interpretation of those laws and regulations;

•	enforcement and application of rules and regulations by the Chinese government authorities and or court system;

•	the introduction of measures to control growth or inflation or stimulate growth;

•	any actions that limit our ability to develop, manufacture, import or sell our products in China, or export our products outside of China, or to finance and operate our business in China; or

•	laws, rules or regulations that negatively impact our ability to pay dividends from China to outside of China, or impose restrictions (including conditions or timing restrictions) or additional taxes on such dividends.
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
New tax regulations came into effect on January 1, 2008 establishing the corporate income tax rate of 25 percent (phased in over time for certain companies) for companies subject to income tax in China. The new law also provided for a reduced tax rate of 15 percent for companies which qualify as “new and high technology” enterprises. Our main operating subsidiary in China, Hangzhou H3C Technologies Co., Ltd, has qualified for this reduced tax rate and accordingly, we expect that our long-term tax rate in China will be 15 percent.
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
Approximately 49 percent of our sales and a portion of our costs are denominated in Renminbi, the Chinese currency. At the same time, our senior secured bank loan — which we intend to service and repay primarily through cash flow from our China-based operations — is denominated in U.S. dollars. In July 2005, China uncoupled the Renminbi from the U.S. dollar and let it float in a narrow band against a basket of foreign currencies. The Renminbi could appreciate or depreciate relative to the U.S. dollar. Any movement of the Renminbi may materially and adversely affect our cash flows, revenues, operating results and financial position, and may make it more difficult for us to service our U.S. dollar-denominated senior secured bank loan. More specifically, if the Renminbi appreciates in value as compared with the U.S. dollar, our reported revenues will derive a beneficial increase due to currency translation; and if the Renminbi depreciates, our revenues will suffer due to such depreciation. This currency translation impacts our expenses as well, but to a lesser degree. In some of our historical periods, we have benefited from the currency translation of Renminbi, but our results may in the future be harmed by it.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes repurchases of our stock, including shares surrendered to satisfy tax withholding obligations, in the quarter ended February 28, 2010:

				Total Number of	Approximate Dollar
	Total			Shares Purchased	Value of Shares
	Number		Average	as Part of Publicly	that May Yet Be
	of Shares		Price Paid	Announced Plans	Purchased Under the
Period	Purchased		per Share	or Programs	Plans or Programs
November 28, 2009 through December 25, 2009	11,309	(1)	$7.40	—	$—
December 26, 2009 through January 22, 2010	15,915	(1)	7.59	—	—
January 23, 2010 through February 26, 2010	229,610	(1)	7.46	—	—

Total	256,834		$7.47	—	$—

(1)	Includes shares surrendered to us to satisfy tax withholding obligations that arose upon the vesting of restricted stock awards and units of 11,309 in December 2009, 15,915 in January 2010 and 229,610 in February 2010.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On January 26, 2010, 3Com, held a Special Meeting of Stockholders to vote on (1) a proposal (“Proposal I”) to adopt the Agreement and Plan of Merger (the “Merger Agreement”), dated as of November 11, 2009, by and among 3Com, Hewlett-Packard Company (“HP”), and Colorado Acquisition Corporation, a wholly owned subsidiary of HP and (2) a proposal (“Proposal II”) to adjourn the special meeting, if necessary or appropriate, to solicit additional proxies if there are insufficient votes at the time of the special meeting to adopt the Merger Agreement. There were 396,006,355 shares eligible to vote as of the record date, December 9, 2009. A quorum was present at the special meeting. Proposal I was approved by the stockholders with 77.21% of the outstanding shares voting “FOR” adoption of the Merger Agreement. Proposal II was also approved, with 70.82% voting “FOR” adjournment, if necessary. The voting results of the two proposals are as follows:

Proposal I	For	Against	Abstain
A Adoption of Merger Agreement:	305,769,093	5,361,511	243,226

Proposal II	For	Against	Abstain
Adjournment, if necessary:	280,472,999	30,500,059	396,671
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Master Separation and Distribution	10-Q	002-92053	2.1	4/4/00
	Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999
2.2	Indemnification and Insurance Matters	10-Q	002-92053	2.11	4/4/00
	Agreement between the Registrant and Palm, Inc.
2.3	Agreement and Plan of Merger, dated	8-K	000-12867	2.1	12/16/04
	December 13, 2004, by and among the Registrant, Topaz Acquisition Corporation and TippingPoint Technologies, Inc.
2.4	Securities Purchase Agreement by and	8-K/A	000-12867	2.1	3/30/06
	among 3Com Corporation, 3Com Technologies, Huawei Technologies Co., Ltd. and Shenzen Huawei Investment & Holding Co., Ltd., dated as of October 28, 2005
2.5	Stock Purchase Agreement by and	8-K	000-12867	10.1	12/27/06
	between Shenzhen Huawei Investment & Holding Co., Ltd. and 3Com Technologies, dated as of December 22, 2006
2.6	Agreement and Plan of Merger by and	8-K/A	000-12867	2.1	9/28/07
	among 3Com Corporation, Diamond II Holdings Inc. and Diamond II Acquisition Corp., dated September 28, 2007
2.7	Agreement and Plan of Merger by and	8-K	000-12867	2.1	11/12/09
	among 3Com Corporation, Hewlett-Packard Company, and Colorado Acquisition Corporation, dated November 11, 2009
3.1	Amended and Restated Certificate of	8-K	000-12867	3.1	9/24/09
	Incorporation filed with the Secretary of State of the State of Delaware on September 23, 2009
3.2	Registrant’s Bylaws, as amended on December 10, 2008	8-K	000-12867	3.1	12/16/08
4.1	Third Amended and Restated Preferred	8-A/A	000-12867	4.1	11/27/02
	Shares Rights Agreement, dated as of November 4, 2002 (“Rights Agreement”)
4.2	Amendment No. 1 to Rights Agreement, dated as of September 28, 2007	8-K/A	000-12867	4.1	9/28/07
4.3	Amendment No. 2 to Rights Agreement, dated as of November 11, 2009	8-K	000-12867	4.1	11/12/09
31.1	Certification of Principal Executive Officer					X
31.2	Certification of Principal Financial Officer					X
32.1	Certification of Chief Executive Officer					X
	and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3Com Corporation (Registrant)
Dated: April 6, 2010	By:	/s/ Jay Zager
Jay Zager
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and a duly authorized officer of the registrant)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Master Separation and Distribution	10-Q	002-92053	2.1	4/4/00
	Agreement between the Registrant and Palm, Inc. effective as of December 13, 1999
2.2	Indemnification and Insurance Matters	10-Q	002-92053	2.11	4/4/00
	Agreement between the Registrant and Palm, Inc.
2.3	Agreement and Plan of Merger, dated	8-K	000-12867	2.1	12/16/04
	December 13, 2004, by and among the Registrant, Topaz Acquisition Corporation and TippingPoint Technologies, Inc.
2.4	Securities Purchase Agreement by and	8-K/A	000-12867	2.1	3/30/06
	among 3Com Corporation, 3Com Technologies, Huawei Technologies Co., Ltd. and Shenzen Huawei Investment & Holding Co., Ltd., dated as of October 28, 2005
2.5	Stock Purchase Agreement by and	8-K	000-12867	10.1	12/27/06
	between Shenzhen Huawei Investment & Holding Co., Ltd. and 3Com Technologies, dated as of December 22, 2006
2.6	Agreement and Plan of Merger by and	8-K/A	000-12867	2.1	9/28/07
	among 3Com Corporation, Diamond II Holdings Inc. and Diamond II Acquisition Corp., dated September 28, 2007
2.7	Agreement and Plan of Merger by and	8-K	000-12867	2.1	11/12/09
	among 3Com Corporation, Hewlett-Packard Company, and Colorado Acquisition Corporation, dated November 11, 2009
3.1	Amended and Restated Certificate of	8-K	000-12867	3.1	9/24/09
	Incorporation filed with the Secretary of State of the State of Delaware on September 23, 2009
3.2	Registrant’s Bylaws, as amended on December 10, 2008	8-K	000-12867	3.1	12/16/08
4.1	Third Amended and Restated Preferred	8-A/A	000-12867	4.1	11/27/02
	Shares Rights Agreement, dated as of November 4, 2002 (“Rights Agreement”)
4.2	Amendment No. 1 to Rights Agreement, dated as of September 28, 2007	8-K/A	000-12867	4.1	9/28/07
4.3	Amendment No. 2 to Rights Agreement, dated as of November 11, 2009	8-K	000-12867	4.1	11/12/09
31.1	Certification of Principal Executive Officer					X
31.2	Certification of Principal Financial Officer					X
32.1	Certification of Chief Executive Officer					X
	and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan